Form 10-K
period 1993-12-31
SCHWAB CHARLES CORP
filed 1994-03-30
CIK 316709

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM  10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993       COMMISSION FILE NUMBER 1-9700

                         THE CHARLES SCHWAB CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  94-3025021
   (State or other jurisdiction          (I.R.S. Employer Identification Number)
 of incorporation or organization)

                101 MONTGOMERY STREET, SAN FRANCISCO, CA  94104
             (Address of principal executive offices and zip code)
      Registrant's telephone number, including area code:  (415) 627-7000

          Securities registered pursuant to Section 12(b) of the Act:

       Title of each class              Name of each exchange on which registered
       -------------------              -----------------------------------------
     Common Stock - $0.01 par value     New York Stock Exchange, Inc.
                                        The Pacific Stock Exchange Incorporated

       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  x    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 11, 1994, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $973,497,672. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant and by the Charles Schwab Profit Sharing and Employee Stock Ownership Plan were deemed to be shares of Common Stock held by affiliates.

The number of shares of Common Stock outstanding as of March 11, 1994 was 57,215,482* shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part I and II of this Form 10-K incorporate certain information contained in the registrant's 1993 Annual Report to Stockholders by reference to portions of that document. Part III of this Form 10-K incorporates certain information contained in the registrant's definitive proxy statement for its annual meeting of stockholders to be held May 9, 1994 by reference to portions of that document.

* Reflects the 1993 three-for-two common stock split.

                         THE CHARLES SCHWAB CORPORATION




                           ANNUAL REPORT ON FORM 10-K

                    FOR FISCAL YEAR ENDED DECEMBER 31, 1993

                               TABLE OF CONTENTS

Part I
- ------

Item 1.      Business . . . . . . . . . . . . . . . . . . . .       1
Item 2.      Properties . . . . . . . . . . . . . . . . . . .      11
Item 3.      Legal Proceedings  . . . . . . . . . . . . . . .      11
Item 4.      Submission of Matters to a Vote of
                 Security Holders  . . . . . . . . . . . . . .     11
Item 4a.     Executive Officers of the Registrant . . . . . .      11

Part II
- -------

Item 5.      Market for Registrant's Common Equity and
                 Related Stockholder Matters . . . . . . .  .      11
Item 6.      Selected Financial Data  . . . . . . . . . . . .      11
Item 7.      Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations . . . . . . . . . . . . . .  .      11
Item 8.      Financial Statements and Supplementary Data  . .      12
Item 9.      Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure  .  .      12

Part III
- --------

Item 10.     Directors and Executive Officers
                 of the Registrant . . . . . . . . . . . .  .      12
Item 11.     Executive Compensation . . . . . . . . . . . . .      15
Item 12.     Security Ownership of Certain Beneficial
                 Owners and Management . . . . . . . . . .  .      15
Item 13.     Certain Relationships and Related Transactions .      15

Part IV
- -------

Item 14.     Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K . . . . . . . . .  .      15
                    Exhibit Index . . . . . . . . . . . . . .      16
                    Signatures  . . . . . . . . . . . . . . .      21
                    Index to Financial Statement Schedules  .     F-1

                         THE CHARLES SCHWAB CORPORATION




                                     PART I

ITEM 1.   BUSINESS

     (a) General Development of Business. The Charles Schwab Corporation (CSC) is a holding company engaged, through its subsidiaries, in brokerage and related investment services. CSC's principal operating subsidiary, Charles Schwab & Co., Inc. (Schwab), serves an estimated 44% of the discount brokerage market as measured by commission revenue. Another subsidiary, Mayer & Schweitzer, Inc. (M&S), a market maker in Nasdaq securities, provides trade execution services to institutional clients and broker-dealers. During 1993, customer orders handled by M&S totaled over 4 billion shares, or over 6% of the total shares traded on Nasdaq. As used herein, the "Company" refers to CSC and subsidiaries.

     Schwab was incorporated in California in 1971 and adopted the name Charles Schwab & Co., Inc. after Mr. Charles R. Schwab became its owner and President. In 1974, Schwab participated in the Securities and Exchange Commission's (SEC) pilot program to permit discounts on securities commissions. In 1975, when fixed commission rates were abolished, Schwab focused its strategy on providing financial services to investors who wish to conduct their own research and make their own investment decisions and who do not wish to pay, through brokerage commissions, for research or portfolio management. Schwab grew significantly through January 1983 when, to ensure the availability of sufficient capital for continued expansion, Schwab merged with an affiliate of BankAmerica Corporation
(BAC).

     CSC was incorporated in November 1986 for the purpose of acquiring Schwab from BAC. In March 1987, Schwab was acquired from BAC in a management-led leveraged buyout. In September 1987, the Company raised $123 million in its initial public offering, using the offering proceeds to expand its business and repay debt issued in the leveraged buyout.

     Since becoming a publicly-owned entity, the Company has continued to experience significant growth in revenues, customer assets and number of accounts. This growth has been accomplished through investment in technology, product and service development, marketing programs and customer service delivery systems. In addition, the Company has broadened its service capability through the acquisition and development of additional businesses.

     In October 1989, Charles Schwab Investment Management, Inc. (CSIM) was formed as a subsidiary of CSC. In January 1990, CSIM became the general investment adviser (employing a sub-adviser to perform portfolio management for certain funds), as well as the administrator for three money market mutual funds organized as portfolios of the then newly organized The Charles Schwab Family of Funds. Substantially all of the balances previously invested by Schwab customers in other money market mutual funds having similar investment objectives were transferred to these money market mutual funds in January 1990. Schwab subsequently introduced additional mutual funds, some as portfolios of two separate Massachusetts business trusts, Schwab Investments and Schwab Capital Trust. The Company refers to all funds for which CSIM is the investment adviser as the SchwabFunds (registered trademark).

     During July 1992, Schwab introduced nationally its no-transaction-fee mutual fund service, known as the Mutual Fund OneSource (trademark) service, which by December 31, 1993, enabled customers to trade over 200 mutual funds in 25 well-known fund families without incurring brokerage transaction fees. Customer assets held by Schwab that have been purchased through the Mutual Fund OneSource service, excluding SchwabFunds, totaled $8.3 billion at December 31, 1993.

     In response to the continued growth of customer trading activity in Nasdaq securities and a desire to secure a capability to execute customer trades in these and other securities, CSC acquired M&S in July 1991. Since the acquisition, M&S has executed essentially all the Nasdaq security trades originated by the customers of Schwab, which in 1993 accounted for approximately 20% of Schwab's total trading volume. Principal transaction revenues generated by M&S have contributed significantly to the Company's operating results.

     In March 1992, the Company opened The Charles Schwab Trust Company (CSTC), which provides custody services for investment portfolios and serves as trustee for employee benefit plans (primarily 401(k) plans). CSTC, based in San Francisco, is regulated as a limited-purpose bank by the California State Banking Department. CSTC's primary focus is to provide services to independent, fee-based financial advisers and 401(k) plan record keepers and administrators.

     In November 1992, the Company capitalized Charles Schwab Limited, its first European subsidiary. The wholly owned subsidiary is registered as an arranger with the United Kingdom Securities and Futures Authority, and engages in business development activities on behalf of Schwab. The subsidiary's first office, located in London, was opened in February 1993.


                    DEVELOPMENTS DURING 1993 AND EARLY 1994

     During 1993, the Company experienced record revenues, net income, and growth in customer assets and accounts. Net income for 1993 was $118 million, or $1.98 per share, up from $81 million, or $1.39 per share, in 1992 and $49 million, or $.84 per share, in 1991. Reflected in

                         THE CHARLES SCHWAB CORPORATION




1993's operating results is an extraordinary charge of $.11 per share relating to CSC's prepayment of its Junior and Senior Subordinated Debentures. Schwab opened 706,000 new accounts during 1993, which contributed significantly to the $30.2 billion, or 46%, increase in assets held in Schwab customer accounts.

     The Company made significant capital expenditures during 1993, investing $77 million in a new primary data center, a fourth regional customer telephone service center, which opened in January 1994, and enhancements to its data processing and telecommunications systems. The Company also opened 23 branch offices and made improvements to certain existing office facilities.

     A new Massachusetts business trust, Schwab Capital Trust, was formed in July 1993. During 1993, Schwab added to the SchwabFunds (registered trademark) by introducing two new funds under the Schwab Capital Trust, an international index fund and an index fund that attempts to track the performance of common stocks of the second 1,000 largest United States corporations. During 1993, Schwab also introduced a long-term government bond fund and two short/intermediate tax-free bond funds. Customer assets invested in the SchwabFunds at December 31, 1993 totaled $15.8 billion, a 39% increase over the prior year.

     Several financing transactions were completed during 1993. The Company prepaid its 10% Senior and 9% Junior Subordinated Debentures totaling $116 million, and paid a related prepayment premium of approximately $11 million. The Company prepaid the debentures using proceeds received from the issuance of medium-term notes with an average interest rate of 5.91%.

     In March 1993, the Company's Board of Directors approved a three-for-two stock split of the Company's common stock, which was effected in the form of a 50% stock dividend. The stock dividend was paid on June 1, 1993 to stockholders of record May 3, 1993. In January 1994, the Board increased the Company's quarterly cash dividend 40% to $.070 per share payable February 15, 1994 to stockholders of record February 1, 1994.

     (b) Financial Information About Industry Segments. The Company operates in a single industry segment: securities brokerage and related investment services. No material part of the Company's consolidated revenues is received from a single customer or group of customers, or from foreign operations. As of December 31, 1993, approximately 29% of Schwab's total customer accounts were located in California. The next highest geographic concentrations of total customer accounts were approximately 7% in each of New York and Florida.

     (c) Narrative Description of Business. Schwab provides brokerage and related investment services to more than 2.5 million active investor accounts. These accounts held $95.8 billion in assets at December 31, 1993. M&S operates four offices in four states offering trade execution services for Nasdaq securities to institutional clients and broker-dealers, including Schwab. Schwab's primary focus is serving retail clients who seek a wide selection of quality investment services at fees that, in most cases, are substantially lower than those of full-commission firms. The table on the following page sets forth on a comparative basis the Company's revenues for the three years ended December 31, 1993. These revenue figures reflect developments in, and the composition of, the Company's business.

     Schwab provides its customers, most of whom are retail investors, with convenient and prompt execution of their orders to purchase and sell securities, and with rapid access to market-related information. A key to both the quality and speed of Schwab's service and to its ability to provide commission discounts is its sophisticated communications and information processing systems.

     Schwab primarily serves investors who wish to conduct their own research and make their own investment decisions and do not wish to pay, through brokerage commissions, for research or portfolio management. To attract and accommodate investors who want research and portfolio management services, however, Schwab offers a variety of fee-based (primarily third-party) research and portfolio management products. This customer segment has become increasingly significant to Schwab's growth in customer assets and accounts. During 1993, Schwab client assets held in customer accounts managed by financial advisors increased $9.6 billion (73%) to a total of $22.9 billion.

     Schwab does not generally maintain inventories of securities for sale to its customers or engage in principal transactions with its customers. Exceptions to this general rule include: (1) having temporary positions resulting from execution errors, unavailability of the various exchanges' automated trade execution facilities, or nonpayment by customers, (2) positioning of listed securities to accommodate institutional customers, and
(3) engaging in certain riskless principal and other similar transactions where, in response to a customer order, Schwab will purchase securities (generally municipal and government securities) from another source and resell them to customers at a markup. Schwab concentrates on the execution of unsolicited transactions on an agency basis.

     Schwab's customer service delivery system reduces dependency on the need for personal relationships between Schwab's customers and employees to generate orders. Schwab does not generally assign customers to individual employees. Each customer-contact employee has immediate access to the customer account and market-related information necessary to respond to any customer's inquiries, and for most customer orders, can enter the order and confirm the transaction. Customer orders involving certain

                         THE CHARLES SCHWAB CORPORATION

                             SOURCES OF REVENUES
                        (DOLLAR AMOUNTS IN THOUSANDS)

                                                           YEAR ENDED DECEMBER 31,
                                 --------------------------------------------------------------------------
                                          1993                      1992                       1991
                                 ----------------------     --------------------       --------------------
TYPE OF REVENUE                    AMOUNT       PERCENT      AMOUNT       PERCENT       AMOUNT      PERCENT
                                 ---------      -------     ---------     -------      ---------    -------
Commissions
  Listed securities              $ 300,229       31.1%      $ 251,453       33.6%      $ 202,743      35.6%
  Nasdaq                           168,855       17.5%        122,022       16.3%         89,328      15.7%
  Mutual funds                      46,189        4.8%         35,507        4.7%         25,104       4.4%
  Options                           36,933        3.8%         32,290        4.3%         31,192       5.5%
  Other                                 --         --             157         --             553       0.1%
                                 ---------       ----       ---------       ----       ---------      ----
TOTAL COMMISSION REVENUES          552,206       57.2%        441,429       58.9%        348,920      61.3%
                                 ---------       ----       ---------       ----       ---------      ----
PRINCIPAL TRANSACTIONS             169,081       17.5%        130,013       17.3%         63,421      11.1%

Interest revenues
  Investments                      112,944       11.7%        140,428       18.7%        207,710      36.5%
  Margin loans                     132,471       13.7%        104,337       13.9%         88,129      15.5%
  Other                              6,816        0.7%          6,266        0.9%          6,359       1.1%
Interest expense                  (132,382)     (13.7%)      (159,491)     (21.3%)      (225,558)    (39.6%)
                                 ---------       ----       ---------       ----       ---------      ----
INTEREST REVENUE, NET OF
  INTEREST EXPENSE                 119,849       12.4%         91,540       12.2%         76,640      13.5%
                                 ---------       ----       ---------       ----       ---------      ----
MUTUAL FUND SERVICE FEES            98,554       10.2%         63,391        8.5%         54,152       9.5%

OTHER REVENUES                      25,323        2.7%         23,139        3.1%         26,494       4.6%
                                 ---------       ----       ---------       ----       ---------      ----
REVENUES                         $ 965,013      100.0%      $ 749,512      100.0%      $ 569,627     100.0%
                                 =========      =====       =========      =====       =========     =====

Certain prior years' revenues and expenses have been reclassified to conform to the 1993 presentation.

This table should be read in connection with the Company's consolidated financial statements and notes in the Company's 1993 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.

- -------------------------------------------------------------------------------


types of transactions, such as those in fixed income securities and mutual funds, are handled by separate groups of registered representatives that specialize in such transactions. As a result of this approach, the departure of a registered representative generally does not result in a loss of customers for the firm.

     As a market maker in Nasdaq securities, M&S executes customer trades generally as principal. M&S' business practices call for competitively priced customer executions. As a member of the National Association of Securities Dealers, Inc. (NASD), M&S provides its customers with the highest bid price on a customer's sell order and the lowest offer price on a customer's buy order available through the network of NASD member firms that are market makers. Customer trades exceeding certain sizes are executed on a negotiated basis.

     M&S maintains inventories in Nasdaq securities on both a "long" and "short" basis. While long inventory positions represent M&S' ownership of securities, short inventory positions represent obligations of M&S to deliver specified securities at a contracted price, which may differ from market prices prevailing at the time of completion of the transaction. Accordingly, long or short inventory positions may result in gains or losses to M&S as market values of these securities fluctuate.

     The securities brokerage industry is directly affected by

                         THE CHARLES SCHWAB CORPORATION




fluctuations in volumes and price levels of securities transactions generally, which are affected by many national and international economic and political factors that cannot be predicted, including broad trends in business and finance, legislation and regulation affecting the United States and international business and financial communities, currency values, and the level and volatility of interest rates. Sustained low volumes of retail investment activity or of securities transactions generally, particularly if accompanied by low securities prices, could substantially reduce the Company's transaction-based revenues and could lead to reduced margin account balances, thus reducing interest revenue as well. Shifts in customer investment vehicle preferences from individual equity securities to products that have lower commissions per transaction, such as mutual funds, could also reduce transaction-based revenues.

     In connection with its information processing systems, its branch network, and other aspects of its business, the Company incurs substantial expenses that do not vary directly, at least in the short term, with fluctuations in securities transaction volumes and revenues. In the event of a material reduction in revenues, the Company may not reduce such expenses quickly and, as a result, the Company could experience reduced profitability or losses. Conversely, sudden surges in transaction volume can result in increased profits and profit margins. To ensure that it has the capacity to process projected increases in transaction volumes, the Company has historically made substantial capital and operating expenditures in advance of such projected increases, including during periods of low transaction volumes. In the event that such growth in transaction volumes does not occur, the expenses related to such investments could, as they have in the past, cause reduced profitability or losses.


                                  COMPETITION

     The Company encounters rigorous competition from full-commission and discount brokerage firms, as well as from financial institutions, mutual fund sponsors, market makers in Nasdaq securities and other organizations. The recent general financial success of the securities industry has strengthened existing competitors, and management believes that such success will continue to attract additional competitors such as banks and insurance companies. Some of these competitors are larger, more diversified, and have greater capital resources than the Company. In many instances the Company is competing with such organizations for the same customers. Management believes that the main competitive factors are quality, convenience, price of services and products offered, and breadth of product line.

     Most discount brokerage firms charge commissions lower than Schwab. Full-commission brokerage firms also offer discounted commissions to selected retail customers. Many brokerage firms employ substantial funds in advertising and direct solicitation of customers to increase their market share of commission dollars and other securities-related income. If the well-capitalized brokerage firms pursue these competitive strategies successfully, Schwab's new account growth, commission revenues and profit margins could be adversely affected.

     Many of the large full-commission brokerage firms, as well as other financial institutions, including commercial banks and insurance companies, offer a wider range of services and financial products than does the Company. Particularly as financial services and products proliferate, to the extent such competitors are able to attract and retain customers on the basis of the convenience of one-stop shopping, the Company's business or its ability to grow could be adversely affected. Schwab's philosophy of generally refraining from directly recommending particular securities and its methods of marketing may cause it not to offer some of the financial products and services offered by others.


                            MARKETING AND PROMOTION

     Advertising plays a crucial role in obtaining new customers, which have constituted an important source of revenue and revenue growth for the Company. The Company's advertising and market development expense for the years ended December 31, 1993, 1992 and 1991 was $41 million, $34 million and $25 million, respectively. For the same years, the numbers of new accounts opened were approximately 706,000, 562,000 and 384,000, respectively. New account openings represent a significant portion of the growth in customer assets, which the Company believes is critical to growth in revenues. The Company estimates that accounts opened during 1993 generated 16% of total commission revenues during that year and that accounts opened during 1992 and 1991 generated 18% and 19% of total commission revenues during each of those years, respectively.

     The branch office network also plays a key role in building Schwab's business. Many customers prefer to open accounts in person in Schwab branch offices. With the customer service support of the regional customer telephone service centers and TeleBroker (trademark), branch personnel are able to focus a significant portion of their time on business development. Branch training programs and compensation plans emphasize identifying customer needs that can be satisfied with Schwab products and services, and increasing customer assets held in Schwab accounts.

     Schwab advertises regularly in financially-oriented newspapers and periodicals and occasionally in general circulation publications. Schwab advertisements appear regularly on national and local cable television and

                         THE CHARLES SCHWAB CORPORATION




periodically on radio and independent television stations. Schwab's national network television advertising campaign, launched during the fourth quarter of 1991, has resulted in significant increases in Schwab brand awareness among investors. Schwab employs volume-buying and other strategies to minimize the expense of broadcast advertising. Through these broadcast-buying strategies and by using Schwab employees to produce and buy print advertising, management believes Schwab realizes savings on its promotional expenses. Schwab also engages extensively in targeted direct mail advertising through monthly statement "inserts" and special mailings.

     In its advertising, as well as in promotional events such as press appearances, Schwab has aggressively promoted the name and likeness of its Chairman, Mr. Schwab. The Company believes there is a substantial benefit related to Mr. Schwab's association with the Company and that Schwab's marketing programs and overall business is dependent on the ability to continue to use Mr. Schwab's name and likeness. The Company has entered into an agreement with Mr. Schwab by which he, subject to certain limitations, has assigned to the Company and Schwab all service mark, trademark, and trade name rights in his name (and variations thereon) and likeness.


                             PRODUCTS AND SERVICES

     Securities and Other Investments Available. Schwab's customers may purchase and sell both listed and unlisted corporate securities, and listed put, call and index options.

     Through its Mutual Fund Marketplace (registered trademark) program, Schwab purchases and redeems for its customers shares of over 700 mutual funds in approximately 100 fund families sponsored by third parties. This program provides Schwab's customers with the convenience of purchasing and redeeming mutual fund shares with a single telephone call and of using margin credit to purchase most mutual fund shares. Schwab charges a transaction fee on trades placed in the funds included in its Mutual Fund Marketplace (except as described below), or in some cases, receives compensation directly from the funds and/or fund sponsors. Commissions from customer transactions in mutual fund shares comprised approximately 9% of Schwab's total commission revenues in 1993, compared to approximately 8% in 1992 and approximately 7% in 1991.

     During July 1992, Schwab introduced nationally its no-transaction-fee mutual fund service, known as the Mutual Fund OneSource (trademark) service, which by December 31, 1993, enabled customers to trade over 200 mutual funds in 25 well-known fund families without incurring brokerage transaction fees. The service is particularly attractive to investors who previously chose to execute mutual fund trades directly with multiple mutual fund companies to avoid brokerage transaction fees and achieve investment diversity among fund families. Mutual fund trades placed through the Mutual Fund OneSource service grew from an average of 1,000 per day in July 1992, including 500 per day in SchwabFunds (registered trademark), to an average of 9,800 per day in December 1993, including 1,200 per day in SchwabFunds. While Schwab does not receive transaction fees (commissions) on customer trades in the Mutual Fund OneSource participating mutual funds, it is compensated directly by the participating funds or their sponsors via fees received for providing record keeping and shareholder services. Such compensation is ongoing, based on daily balances of customer assets invested in the participating funds and held at Schwab. These revenues are recorded as mutual fund service fees.

     Fixed income investments available through Schwab include U.S. Treasuries, zero-coupon bonds, listed and OTC corporate bonds, municipal bonds, GNMAs, unit investment trusts and bond mutual funds. Schwab also makes available to its customers certificates of deposit (CDs) with specific financial institutions located in a variety of states. Schwab does not perform a credit evaluation of such institutions. Such institutions pay Schwab fees for its services in making such CDs available and in transmitting funds and performing certain accounting functions. Schwab's customers do not pay any commission or fee when they purchase CDs.

     Accounts and Features. Each Schwab customer has a brokerage account through which securities may be purchased or sold. If approved for margin transactions, a customer may borrow a portion of the price of certain securities purchased through Schwab, or may sell securities short. Customers must have specific approval to trade options; as of December 31, 1993, approximately 131,000 accounts were so approved. To write uncovered options, customers must go through an additional approval process and must maintain a significantly higher level of equity in their brokerage accounts.

     Because Schwab does not pay interest on cash balances in basic brokerage accounts, it provides customers with an option to have cash balances in their accounts automatically swept into money market mutual fund portfolios available through the SchwabFunds. For basic brokerage accounts opened after January 1, 1991, cash balances (that exceed specified minimum amounts) are automatically swept into the Schwab Money Market Fund unless customers elect otherwise.

     A customer may receive additional services by qualifying for and opening a Schwab One (registered trademark) Brokerage Account. A customer may remove available funds from his or her Schwab One account either with a personal check or a VISA debit card. If a Schwab One customer is approved for margin trading, which most are, the checks and debit card also provide access to margin cash available. For cash

                         THE CHARLES SCHWAB CORPORATION




balances awaiting investment, Schwab pays interest to Schwab One (registered trademark) customers at a discretionary rate of interest. Alternatively, Schwab One customers seeking tax-exempt interest income may elect to have cash balances swept into one of three tax-exempt money market mutual funds, including two that are available through the SchwabFunds (registered trademark). During 1993, the number of active Schwab One accounts increased 19% and the customer assets in all Schwab One accounts increased 42%. The Company considers all customer accounts with cash balances, positions or trading activity within the preceding twelve months to be active.

     Schwab acts as custodian, as well as broker, for Individual Retirement Accounts (IRAs). In Schwab IRAs, cash balances are swept daily into one of three SchwabFunds money market mutual funds. During 1993, active IRAs increased 31% and customer assets in all IRAs increased 53%. Schwab also acts as custodian and broker for Keogh accounts.

     During 1992, Schwab introduced an IRA that does not carry an annual fee for accounts with balances of $10,000 or more, which was offered to existing and prospective IRA customers. The Company had previously charged an annual account fee of $22 on virtually all IRAs. At December 31, 1993, over two-thirds of the Company's 760,000 active IRAs were included in the no-annual-fee program. In order for the Company to maintain a competitive pricing structure, this lifetime no-annual-fee offer will continue through 1994.

     Customer Financing. Customers' securities transactions are effected on either a cash or margin basis. Generally, a customer buying securities in a cash-only brokerage account is required to make payment by settlement date, usually five business days after the trade is executed. However, for purchases of certain types of securities, such as mutual fund shares, a customer must have a cash balance in his or her account sufficient to pay for the trade prior to execution. When selling securities, a customer is required to deliver the securities, and is entitled to receive the proceeds, on the settlement date.
In an account authorized for margin trading, Schwab may lend its customer a portion of the market value of certain securities up to the limit imposed by the Federal Reserve Board, which for most equity securities is initially 50%. Such loans are collateralized by the securities in the customer's account. "Short" sales of securities represent sales of borrowed securities and create an obligation to purchase the securities at a later date. Customers may sell securities "short" in a margin account subject to minimum equity and applicable margin requirements and the availability of such securities to be borrowed and delivered.

     Interest on margin loans to customers provides an important source of revenue to Schwab. During the year ended December 31, 1993, Schwab's outstanding margin loans to its customers averaged approximately $2.2 billion, up from 1992's average of $1.6 billion.

     In permitting a customer to engage in transactions, Schwab takes the risk of such customer's failure to meet his or her obligations in the event of adverse changes in the market value of the securities positions in his or her account. Under applicable rules and regulations for margin transactions, Schwab, in the event of such an adverse change, requires the customer to deposit additional securities or cash, so that the amount of the customer's obligation is not greater than specified percentages of the cash and market values of the securities in the account. As a matter of policy, Schwab generally requires its customers to maintain higher percentages of collateral values than the minimum percentages required under these regulations.

     Schwab may use cash balances in customer accounts to extend margin credit to other customers. Under the SEC's Rule 15c3-3, the portion of such cash balances not used to extend margin credit (increased or decreased by certain other customer-related balances) must be held in segregated investment accounts. The balances in these segregated investment accounts may be invested in qualified interest-bearing securities. To the extent customer cash balances are available for use by Schwab at interest costs lower than Schwab's costs of borrowing from alternative sources (e.g., balances in Schwab One brokerage accounts) or at no interest cost (e.g., balances in other accounts and outstanding checks that have not yet cleared Schwab's bank), Schwab's cost of funds is reduced and its net income is enhanced. Such interest savings contribute substantially to Schwab's profitability and, if a significant reduction of customer cash balances were to occur, Schwab's borrowings from other sources would have to increase and such profitability would decline. To the extent Schwab's customers elect to have cash balances in their brokerage accounts swept into certain SchwabFunds money market mutual funds, the cash balances available to Schwab for investments or for financing margin loans are reduced. However, Schwab receives mutual fund service fees from such funds based on the average daily invested balances.

     See also "Regulation" on page 9 and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1993 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.

     Mutual Funds. CSIM provides investment advisory and administrative services to the SchwabFunds, which consisted of six money market funds, a broad-based equity index fund, an international index fund, an index fund that attempts to track the performance of common stocks of the second 1,000 largest United States corporations and six bond funds at December 31, 1993. Customer assets invested in the SchwabFunds totaled approximately $15.8 billion at December 31, 1993.

                         THE CHARLES SCHWAB CORPORATION




     The Company intends to offer additional mutual funds to its customers in the future.

     Market Making In Nasdaq Securities. M&S provides trade execution services in Nasdaq securities to institutional and broker-dealer clients. These services feature highly automated, competitively priced executions of both Nasdaq and non-Nasdaq stocks and warrants. In most instances, customer orders are routed directly to M&S' trading system and are executed automatically.

     Other Activities. To attract the business of accounts managed by independent fee-based financial advisors, Schwab has a dedicated group through which, among other things, it assigns specific, experienced registered representatives to individual financial advisors and occasionally provides certain research materials for the benefit of the advised accounts. Financial advisors participating in this program may access the information in their clients' accounts directly from Schwab's computer data bases. During 1993, Schwab added approximately 1,000 advisors to this program, which at December 31, 1993 included more than 4,200 financial advisors.

     Schwab has taken other steps to provide services tailored to meet the specialized needs of other professional investors, including corporations and institutions such as pension funds and investment companies. For example, Schwab's institutional brokerage department provides its customers with technical information and analysis of general conditions and trends in the securities market. Schwab also acts as agent for corporations in repurchasing their securities and in implementing dividend reinvestment plans.

     Schwab's brokerage business generated by financial advisors and other professional investors represented approximately 11% of Schwab's total commission revenues in 1993, 10% in 1992 and 9% in 1991.


                                DELIVERY SYSTEMS

     Branch Office Network. Schwab believes that the existence of branch offices is important to increasing new account openings and maintaining high levels of customer satisfaction. At December 31, 1993, the Company maintained a network of 198 branches throughout the United States, including a branch office in the United Kingdom. Schwab plans to continue its branch expansion program in 1994 by opening approximately 28 new branches. Customers can use branch offices to obtain market information, place orders, open accounts, deliver and receive checks and securities and obtain related customer services in person, yet most branch activities are conducted by telephone and mail.

     Branch offices remain open during normal market hours to service customers in person and by telephone. Many branch offices offer extended office hours. Customer calls received during nonbranch hours are routed to customer telephone service centers.

     Customer Telephone Service Centers. Schwab's four customer telephone service centers, located in Indianapolis, Denver, Phoenix and Orlando (which opened in January 1994), handle calls to many of Schwab's toll-free numbers, customer calls that otherwise would have to wait for available registered representatives at branches during business hours, and calls routed from branches after hours and on weekends. Through the service centers, customers may place orders twenty-four hours a day, seven days a week, except for certain holidays. Customer orders placed during nonmarket hours are routed to appropriate markets the following business day. The capacity of the service centers allows new branches to be opened and maintained at lower staffing levels. The service centers, the first of which was opened in 1990, have developed into a significant component of Schwab's overall service delivery system and handled 28% of customer calls and 31% of customer trades during 1993.

      Electronic Delivery Services. Schwab provides automated brokerage services through which investors may place orders, receive account information and obtain securities market information. These services are designed to provide added convenience for customers and minimize Schwab's costs of responding to and processing routine customer transactions.

     Schwab's TeleBroker Service (registered trademark), which enables customers to place orders for stocks, options and certain mutual funds, as well as obtain real-time securities quotes and account information electronically from any touchtone telephone, was introduced in 1989 and was made available to customers nationally during 1991. TeleBroker (trademark), which provides customers with an additional 10% discount on commissions, has become increasingly important in providing customers access to Schwab, particularly during periods of heavy customer activity. During 1992, Schwab more than doubled the processing capacity of TeleBroker to accommodate increased customer usage and continued to increase capacity in 1993. In November 1993, TeleBroker was enhanced to accommodate Mutual Fund OneSource (trademark) transactions.

     On-line access to brokerage and investment information services is also available through Schwab's on-line trading software, StreetSmart (trademark) for Windows (trademark), introduced in October 1993. During 1993, TeleBroker and other on-line brokerage services handled over 53% of Schwab's customer calls and 22% of customer trades.

     Information Systems. Schwab's system for processing a securities transaction is highly automated. Registered

                         THE CHARLES SCHWAB CORPORATION




representatives equipped with on-line computer terminals can access customer account information, obtain securities prices and related information and enter orders on-line. Most equity market orders are automatically executed and the representative is able to confirm execution to the customer while on the telephone. A written confirmation is generated automatically and is generally sent to the customer on the next business day. Under normal circumstances, most customer orders are executed without any Schwab employee filling out a single piece of paper.

     To support its service delivery system, as well as other applications such as clearing functions, account administration, record keeping and direct customer access to investment information, Schwab maintains a sophisticated computer network connecting all of the branch offices. Schwab's computers are also linked to the major registered United States securities exchanges, M&S, the National Securities Clearing Corporation and The Depository Trust Company.

     In 1979, Schwab obtained from Beta Systems, Inc. a non-exclusive license to use its basic software for executing brokerage functions. Since that time, Schwab has made substantial additions and modifications to that program. Schwab's computer systems also support on-line employee training, management information systems, software development activities and telecommunication network control functions.

     During periods of exceptionally high trading volume, the Company takes steps to provide customer service functions with maximum processing capacity. These steps include rescheduling processing jobs unrelated to customer trading functions and restricting on-line access to the Company's mainframe computer functions. The Company's computer capacity is continuously monitored and efforts are made to achieve an optimal balance between the costs of additional processing capacity and the customer service benefits it provides during high-volume periods.

     Schwab's operations rely heavily on its information processing and communications systems. External events, such as an earthquake or power failure, loss of external information feeds, such as security price information, as well as internal malfunctions, could render part of or all such systems inoperative. To enhance the reliability of the system and integrity of data, Schwab maintains carefully monitored backup and recovery functions.
These include logging of all critical files intraday, duplication and storage of all critical data outside of its central computer site every 24 hours, and maintenance of facilities for backup and communications in San Francisco. They also include the maintenance and periodic testing of a disaster recovery plan that management believes would permit Schwab to recommence essential operations within 72 hours if its central computer site were to become inaccessible. In March 1994, Schwab installed a new recovery system which permits essential operations to recommence within 24 hours.

     Failure of Schwab's information processing or communications systems for a significant period of time could limit Schwab's ability to process its large volume of transactions accurately and rapidly, could cause it to be unable to satisfy its obligations to customers and other securities firms, and could result in regulatory violations. The Company constructed a computer data center in Phoenix and relocated its primary data center to this site in 1993. This move strengthens the Company's backup recovery capability and provides additional support in the event of extended interruptions in existing processing capability.


                        CLEARING AND ACCOUNT MAINTENANCE

     Schwab performs clearing services for all securities transactions in customer accounts. These services involve the confirmation, receipt, execution, settlement and delivery functions involved in securities transactions. Among other things, performing its own clearing services allows Schwab to provide margin loans and use customer cash balances to finance them. During the year ended December 31, 1993, Schwab processed over nine million separate securities, options and mutual fund trades.

     Schwab clears the vast majority of customer transactions through the facilities of the National Securities Clearing Corporation or the Options Clearing Corporation. Certain other transactions, such as mutual fund transactions and transactions in securities not eligible for settlement through a clearing corporation, are settled directly with the mutual funds or other financial institutions. Schwab is obligated to settle transactions with clearing corporations, mutual funds and other financial institutions even if Schwab's customer fails to meet his or her obligations to Schwab. In addition, for transactions that do not settle through a clearing corporation, Schwab takes the risk of the other party's failure to settle the trade. See "Commitments, Contingent Liabilities and Other Information" in the Notes to Consolidated Financial Statements in the Company's 1993 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.

     Customer securities are typically held by Schwab in nominee name, on deposit at one or more of the recognized securities industry depository trust companies, or in the case of government and certain other fixed-income securities and other instruments (e.g., certain limited partnership interests), at a custodial bank. Schwab collects dividends and interest on securities held in nominee name, making the appropriate credits to customer accounts. Schwab also facilitates exercise of subscription rights on securities held for customers. Schwab arranges for the transmittal of proxy and tender offer materials and company reports to customers.

                         THE CHARLES SCHWAB CORPORATION




                                   EMPLOYEES

     As of December 31, 1993, the Company had approximately 6,500 employees, including full-time, part-time and temporary employees, as well as persons employed on a contract basis. None of the employees are represented by a union, and the Company believes its relations with its employees are good.


                                   REGULATION

     The securities industry in the United States is subject to extensive regulation under both Federal and state laws. The SEC is the Federal agency charged with administration of the Federal securities laws. Schwab and M&S are registered as broker-dealers with the SEC. Schwab and CSIM are registered as investment advisers with the SEC.

     Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges such as the New York Stock Exchange, Inc. (NYSE), which has been designated by the SEC as Schwab's primary regulator with respect to its securities activities. The NASD has been designated as M&S' primary regulator by the SEC with respect to its securities activities. During 1993, the NASD was Schwab's designated primary regulator with respect to options trading activities. Currently, the American Stock Exchange is Schwab's designated primary regulator with respect to options trading activities. These self-regulatory organizations adopt rules (subject to approval by the SEC) governing the industry and conduct periodic examinations of broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. Schwab is registered as a broker-dealer in 50 states, the District of Columbia and Puerto Rico. M&S is registered as a broker-dealer in 17 states as of December 1993.

     The regulations to which broker-dealers and investment advisers are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, uses and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping, fee arrangements, disclosure to clients, and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers and investment advisers. The SEC, self-regulatory organizations, and state securities commissions may conduct administrative proceedings which can result in censure, fine, cease and desist orders, or suspension or expulsion of a broker-dealer or an investment adviser, its officers, or employees. In the past, Schwab occasionally has been the subject of such administrative proceedings. The principal purpose of regulations and discipline of broker-dealers and investment advisers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers and investment advisers.

     As registered broker-dealers and NASD member organizations, Schwab and M&S are required by Federal law to belong to the Securities Investor Protection Corporation (SIPC), which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts held by the firm of up to $500,000 per customer, subject to a limitation of $100,000 on claims for cash balances. SIPC is funded through assessments on registered broker-dealers. SIPC assessments currently are .054% of net operating revenues (as defined) per year. In addition, Schwab has purchased from private insurers additional account protection of up to $24.5 million per customer, as defined, in 1993 for customer securities positions only. This account protection is up from protection in 1992 of $2 million. Mutual funds, including money market funds, are considered securities for the purposes of SIPC coverage and the supplemental coverage.

     Schwab is also authorized by the Municipal Securities Rulemaking Board to effect transactions in municipal securities on behalf of its customers and has obtained certain additional registrations with the SEC and state regulatory agencies necessary to permit it to engage in certain other activities incidental to its brokerage business. For example, Schwab is registered with the SEC as a transfer agent in connection with certain services it provides to the SchwabFunds (registered trademark).

     Margin lending by Schwab and M&S is subject to the margin rules of the Board of Governors of the Federal Reserve System and the NYSE. Under such rules, broker-dealers are limited in the amount they may lend in connection with certain purchases and short sales of securities and are also required to impose certain maintenance requirements on the amount of securities and cash held in margin accounts. In addition, those rules and rules of the Chicago Board Options Exchange govern the amount of margin customers must provide and maintain in writing uncovered options.

     As a California state-chartered trust company, CSTC is authorized to conduct business in California, and is primarily regulated by the California State Banking Department. Since it provides custody services to employee benefit plan trusts, CSTC is also required to comply with the Employee Retirement Income Security Act of 1974 (ERISA) and, consequently, is subject to oversight by both the Internal Revenue Service and Department of Labor. CSTC is required under state law to maintain a fidelity bond for the protection of account holders.

                         THE CHARLES SCHWAB CORPORATION




                            NET CAPITAL REQUIREMENTS

     As registered broker-dealers, Schwab and M&S are subject to the Uniform Net Capital Rule (Rule 15c3-1) promulgated by the SEC (the Net Capital Rule), which has also been adopted through incorporation by reference in NYSE Rule
325. Schwab is a member firm of the NYSE and the NASD, and M&S is a member firm of the NASD. The Net Capital Rule specifies minimum net capital requirements for all registered broker-dealers and is designed to measure financial integrity and liquidity. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE and the NASD, certain punitive actions by the SEC and other regulatory bodies, and ultimately may require a firm's liquidation. Because CSC itself is not a registered broker-dealer, it is not subject to the Net Capital Rule. However, Schwab's failure to maintain specified levels of net capital would constitute a default by CSC under certain debt covenants.

     "Net capital" is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings, less certain deductions that result from excluding assets that are not readily convertible into cash and from conservatively valuing certain other assets. These deductions include charges that discount the value of firm security positions to reflect the possibility of adverse changes in market value prior to disposition.

     During 1991, the SEC adopted Net Capital Rule amendments which limit withdrawals of equity capital from broker-dealers. The amendments require notice of withdrawals be provided to the SEC prior to and subsequent to withdrawals exceeding certain sizes. The amendments prohibit withdrawals that would reduce a broker-dealer's net capital to an amount less than 25% of its deductions required by the Net Capital Rule as to its security positions. The amendments also allow the SEC, under limited circumstances, to restrict a broker-dealer from withdrawing net capital for up to 20 business days.

     Schwab has elected the alternative method of calculation under paragraph
(a)(1)(ii) of the Net Capital Rule, which requires a broker-dealer to maintain minimum net capital equal to 2% of its "aggregate debit items", computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers (SEC Rule 15c3-3). "Aggregate debit items" are assets that have as their source transactions with customers, primarily margin loans.
Under the alternative method of the Net Capital Rule, a broker-dealer may not
(a) pay, or permit the payment or withdrawal of, any subordinated borrowings or
(b) pay cash dividends or permit equity capital to be removed if, after giving effect to such payment, withdrawal, or removal, its net capital would be less than 5% of its aggregate debit items.

     Under NYSE Rule 326, Schwab is required to reduce its business if its net capital is less than 4% of aggregate debit items for 15 consecutive days; NYSE Rule 326 also prohibits the expansion of business if net capital is less than 5% of aggregate debit items for 15 consecutive days. The provisions of NYSE Rule 326 also become operative if capital withdrawals (including scheduled maturities of subordinated borrowings during the following six months) would result in a reduction of a firm's net capital to the levels indicated.

     Since its acquisition by the Company and through February 27, 1992, M&S computed net capital under the aggregate indebtedness method of the Net Capital Rule. Effective February 28, 1992, M&S elected to compute net capital under the alternative method of the Net Capital Rule.

     If compliance with applicable net capital rules were to limit Schwab's or M&S' operations and Schwab's ability to repay its subordinated debt to the Company, this in turn could limit the Company's ability to repay debt, pay cash dividends, and purchase shares of its outstanding stock. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1993 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.

     At December 31, 1993, Schwab was required to maintain minimum net capital under the Net Capital Rule of $53 million and had total regulatory net capital of $260 million. At December 31, 1993, the amounts in excess of 2%, 4% and 5% of aggregate debit items were $207 million, $155 million and $128 million, respectively.

     At December 31, 1993, M&S was required to maintain minimum net capital under the Net Capital Rule of $1 million and had total regulatory net capital of $13 million. At December 31, 1993, the amounts in excess of 2%, 4% and 5% of aggregate debit items all exceeded $12 million.

     During 1993, CSIM was deemed no longer to be subject to the regulations for investment advisers promulgated by the State of California Department of Corporations and, therefore, has no net capital requirements.

     CSTC's capital requirement is established by the California Superintendent of Banks under the California Financial Code. The Code requires that CSTC's ratio of contributed capital, as defined, to accumulated deficit shall exceed
2.5 to 1. At December 31, 1993 the ratio of contributed capital to accumulated deficit was 2.8 to 1. If CSTC's capital declines, or if the Superintendent of Banks determines that additional capital is required for other reasons, CSC could be required to contribute additional capital to CSTC.

                         THE CHARLES SCHWAB CORPORATION




ITEM 2.   PROPERTIES

     The Company's corporate headquarters are located in a 28-story building at 101 Montgomery Street in San Francisco. The building contains approximately 295,000 square feet and is leased by Schwab under a term expiring in the year 2000. The current rental is approximately $8.6 million per year, subject to certain increases and obligations to pay certain operating expenses such as utilities, insurance and taxes. Schwab has three successive five-year options to renew the lease at the then market rental value. Schwab also leases space in other buildings for its San Francisco operations aggregating approximately 380,000 square feet at year-end 1993. M&S' headquarters are located in leased office space in Jersey City, New Jersey.

     In 1992, the Company purchased land in the Phoenix area and in 1993 completed construction of a data center that is Schwab's centralized computer processing facility. The data center has approximately 105,000 square feet of floor space.

     All of Schwab's branch offices and customer telephone service centers and M&S' branch offices are located in leased premises, generally with lease expiration dates five to ten years from inception.


ITEM 3.   LEGAL PROCEEDINGS

     The information required to be furnished pursuant to this item is set forth under the caption "Commitments, Contingent Liabilities and Other Information" in the Notes to the Consolidated Financial Statements in the Company's 1993 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1993.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     See Item 10 in Part III of this report.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required to be furnished pursuant to this item is set forth under the captions "Common Stock Data" and "Quarterly Financial Information (Unaudited)" in the Company's 1993 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.


ITEM 6.   SELECTED FINANCIAL DATA

     The information required to be furnished pursuant to this item is set forth under the captions "Operating Results (for the year)," "Other (at year end)" and "Other (for the year)" in the Company's 1993 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required to be furnished pursuant to this item is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1993 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report. Additional statistics for the fourth quarters of 1993 and 1992 are presented as follows.

                         THE CHARLES SCHWAB CORPORATION




     Average balances and interest rates for the fourth quarters of 1993 and 1992 are summarized as follows (dollars in millions):

                                                  Three Months Ended
                                                     December 31,
                                                 --------------------
                                                  1993          1992
                                                 ------        ------
EARNING ASSETS (CUSTOMER-RELATED):
Investments:
   Average balance outstanding                    $3,564        $3,448
   Average interest rate                           3.23%         3.48%
Margin loans to customers:
   Average balance outstanding                    $2,448        $1,769
   Average interest rate                           5.97%         6.02%
Average yield on earning assets                    4.35%         4.34%
FUNDING SOURCES (CUSTOMER-RELATED
    AND OTHER):
Interest-bearing customer cash balances:
   Average balance outstanding                    $4,883        $4,405
   Average interest rate                           2.39%         2.69%
Other interest-bearing sources:
   Average balance outstanding                    $  329        $  222
   Average interest rate                           3.17%         4.61%
Average noninterest-bearing portion               $  800        $  590
Average interest rate on funding sources           2.11%         2.47%
SUMMARY:
   Average yield on earning assets                 4.35%         4.34%
   Average interest rate on funding sources        2.11%         2.47%
                                                  ------        ------
Average net interest margin                        2.24%         1.87%
                                                  ======        ======


     Average balances of investments increased 3% and margin loans to customers increased 38% from the fourth quarter of 1992 to the fourth quarter of 1993. The average yield on investments and margin loans to customers increased one basis point from the fourth quarter of 1992 to the fourth quarter of 1993.
Over this same period, interest-bearing customer cash balances increased 11%, and the average interest rate paid on these balances declined 30 basis points.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required to be furnished pursuant to this item is set forth in the Consolidated Financial Statements and under the caption "Quarterly Financial Information (Unaudited)" in the Company's 1993 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to directors of the Company required to be furnished pursuant to this item is incorporated by reference from portions of the Company's definitive proxy statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 1993 (the Proxy Statement) under the captions "Election of Directors" (excluding all information under the subcaption "Information about the Board of Directors and Committees of the Board") and "Principal Stockholders."

Executive Officers of the Registrant

     The following table provides certain information about each of the Company's current executive officers. Executive officers are elected by and serve at the discretion of the Company's Board of Directors.

                         THE CHARLES SCHWAB CORPORATION




                      EXECUTIVE OFFICERS OF THE REGISTRANT

            NAME             AGE             POSITION WITH THE COMPANY
            ----             ---             -------------------------
     Charles R. Schwab        56     Chairman and Chief Executive Officer, and
                                     Director

     Lawrence J. Stupski      48     Vice Chairman, and Director

     David S. Pottruck        45     President and Chief Operating Officer, and
                                     Director

     Ronald W. Readmond       51     Senior Executive Vice President

     Tom Decker Seip          44     Senior Executive Vice President - Retail
                                     Brokerage

     Darell W. Choate         53     Executive Vice President - Retail Service
                                     Delivery

     John Phillip Coghlan     42     Executive Vice President - Schwab Institutional

     A. John Gambs            48     Executive Vice President - Finance and Chief
                                     Financial Officer

     Dawn Gould Lepore        40     Executive Vice President and Chief Information
                                     Officer

     Helen D. Ojha            46     Executive Vice President - Core Services

     Elizabeth Gibson Sawi    42     Executive Vice President - Mutual Funds

     John N. Tognino          55     Executive Vice President - Capital Markets and
                                     Trading

     Luis E. Valencia         49     Executive Vice President - Human Resources


     MR. SCHWAB has been Chairman and Chief Executive Officer and a director of the Company since its incorporation in November 1986. Mr. Schwab was a founder of Schwab in 1971 and has been its Chairman since 1978. He also served as Chief Executive Officer of Schwab from 1978 to July 1988. Mr. Schwab is currently a director of The Gap, Inc., Transamerica Corporation and Chairman of Schwab Investments and The Charles Schwab Family of Funds and was formerly a director of BankAmerica Corporation. Mr. Schwab currently serves as Governor-at-Large of the National Association of Securities Dealers, Inc.

     MR. STUPSKI has been Vice Chairman of the Company since July 1992 and a director of the Company since its incorporation in November 1986. Mr. Stupski was Chief Operating Officer of the Company from November 1986 to March 1994, the Company's President from November 1986 to July 1992, and its Chief Financial Officer from April 1987 to March 1988. Mr. Stupski has been a director of Schwab since 1981. He also served as President of Schwab from 1981 to July 1988, and as Chief Executive Officer of Schwab from that date to July 1992. He served as Chief Operating Officer of Schwab from 1981 to July 1992. During 1990 and 1991, Mr. Stupski was a member of the board of directors of the Chicago Board Options Exchange. From 1982 to 1985, Mr. Stupski was a Governor of The Pacific Stock Exchange Incorporated.

     MR. POTTRUCK was named Chief Operating Officer and a director of the Company in March 1994 and has been President of the Company since July 1992. Mr. Pottruck was Executive Vice President from March 1987 until July 1992. Mr. Pottruck joined Schwab in 1984 and served as Executive Vice President - Marketing and Branch Management until his appointment as President and a director of Schwab in July 1988. He was promoted to Chief Executive Officer of Schwab in July 1992. Mr. Pottruck was Senior Vice President of Consumer Marketing and Advertising for Shearson/American Express from 1981 until joining Schwab, with responsibility for execution of all retail marketing, advertising, direct response and consumer communications.

     MR. READMOND has been Senior Executive Vice President of the Company and Schwab, as well as Chief Operating Officer of Schwab, since July 1992. From August 1989 until July 1992, he was Executive Vice President - Operations, Trading and Credit of the Company and Schwab. Prior to joining Schwab, Mr. Readmond held various positions with Alex Brown & Sons, Inc., including Operations Principal in 1985, Managing Director in 1986 and Division Manager of Information Systems and Operations from 1987 until he joined Schwab.

                         THE CHARLES SCHWAB CORPORATION




     MR. SEIP was named Senior Executive Vice President - Retail Brokerage of the Company and Schwab in March 1994. He has been President of Charles Schwab Investment Management, Inc. (CSIM) since July 1992 and Chief Operating Officer of CSIM since June 1991. From July 1992 until March 1994, he was Executive Vice President - Mutual Funds and Fixed Income Products. Mr. Seip has been with the Company since January 1983. Prior to becoming Senior Vice President of the Company and assuming his mutual fund responsibilities in June 1991, Mr. Seip was the divisional executive in charge of Schwab's retail branches east of the Mississippi. From 1985 to 1988, Mr. Seip founded and was responsible for Schwab's Financial Advisors Service. Before joining Schwab, he was a Vice President and Partner at Korn Ferry International.

     MR. CHOATE has been Executive Vice President - Retail Service Delivery of the Company and Schwab since March 1991. Mr. Choate was Executive Vice President of Branch Systems with Security Pacific Bank from 1988 until joining Schwab, responsible for the statewide branch banking system. He held a full range of branch administration positions with Security Pacific Bank from 1969 to 1988, including Division Administrator, Regional Vice President and Branch Manager.

     MR. COGHLAN has been Executive Vice President and General Manager of Schwab Institutional of the Company and Schwab since July 1992. Mr. Coghlan joined Schwab in 1986, became a Vice President in 1988 and became Senior Vice President in 1990. From 1988 to 1990, he was also an Adjunct Professor of Marketing at the McLaren School of Business at the University of San Francisco and from 1985 to 1987 he was a Lecturer in the Department of Marketing and Management in the School of Business at San Francisco State University.

     MR. GAMBS has been Executive Vice President and Chief Financial Officer of the Company and Schwab since March 1988. Mr. Gambs was Deputy Treasurer of Merrill Lynch & Co., Inc. from 1987 until he joined Schwab, and from 1984 to 1987 was Vice President/Corporate Staff, with responsibilities for financing, cash management and credit relationships.

     MS. LEPORE has been Executive Vice President and Chief Information Officer of the Company and Schwab since October 1993. Ms. Lepore joined Schwab in 1983, became a Vice President in 1987 and became Senior Vice President in 1989. Prior to joining Schwab, Ms. Lepore was a consultant with Informatics, an information consulting firm in San Francisco.

     MS. OJHA has been Executive Vice President - Core Services of the Company and Schwab since March 1993. Before joining the Company, Ms. Ojha served as a Director and then a Partner in the National Advanced Technology Group, of Coopers & Lybrand, an international professional service firm, since 1987. From 1975 to 1987, Ms. Ojha was a consultant in the Operations Research Practice and then a manager in the Center for Applied Artificial Intelligence of Arthur D. Little, Inc.

     MS. SAWI was named Executive Vice President - Mutual Funds in March 1994 and she was Executive Vice President - Marketing and Advertising from January 1992 until March 1994. Ms. Sawi joined Schwab in 1982, became a Vice President in 1984 and became Senior Vice President in 1985. Before joining Schwab in 1982, Ms. Sawi was a Marketing Manager for the travel and entertainment card division of American Express.

     MR. TOGNINO joined the Company in October 1993 as the Executive Vice President of Capital Markets and Trading. Prior to joining Schwab, Mr. Tognino was a Managing Director at Merrill Lynch in New York since 1991, and was based in London as Managing Director of the equity product from 1990 to 1991. He served as Managing Director of Unlisted Trading from 1987 to 1988, and previously served as Managing Director of the OTC department, which included agency orders, institutional sales trading and market making. Mr. Tognino serves on the Nasdaq Board of Governors as Chairman of the Securities Traders Association and as President of the Securities Traders Association of New York.

     MR. VALENCIA joined the Company and was named Executive Vice President - Human Resources of the Company and Schwab in March 1994. Before joining the Company, Mr. Valencia served as a Managing Director of Commercial Credit Corp., a subsidiary of the Travelers engaged in consumer finance for the Travelers, from January 1993 to February 1994. From 1975 to 1993, he held various positions with Citicorp, including Regional Business Manager in the New York Banking Division from 1981 to 1984, President and Chief Executive Officer of Citicorp Savings from 1984 to 1990, and President and Chief Executive Officer of Transaction Technology, a subsidiary of Citicorp, from 1990 to 1993. Prior to Citicorp, Mr. Valencia held Human Resource positions with Pfizer, Inc.

                         THE CHARLES SCHWAB CORPORATION




ITEM 11.  EXECUTIVE COMPENSATION

     The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under the captions "Executive Compensation" (excluding all information under the subcaption "Board Compensation Committee Report on Executive Compensation" and "Performance Graph") and "Certain Transactions."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under the caption "Principal Stockholders."


ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

     The information required to be furnished pursuant to this item is incorporated by reference from a portion of the Proxy Statement under the caption "Certain Transactions."


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this Report

     1.   Financial Statements

     The financial statements and independent auditors' report are set forth in the Company's 1993 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report and are listed below:

          Consolidated Statement of Income
          Consolidated Balance Sheet
          Consolidated Statement of Cash Flows
          Consolidated Statement of Stockholders' Equity
          Notes to Consolidated Financial Statements
          Independent Auditors' Report

     2.   Financial Statement Schedules

     The financial statement schedules required to be furnished pursuant to this item are listed in the accompanying index appearing on page F-1.

     (b)  Reports on Form 8-K

          None filed during the last quarter of 1993.

                         THE CHARLES SCHWAB CORPORATION

    (c)  Exhibits

         The exhibits listed below are filed as part of this annual report on Form 10-K.

                                                                                                               Sequentially
  Exhibit                                                                                                        Numbered
  Number                                                     Exhibit                                               Page
  -------                                                    -------                                           ------------
    3.3      Restated Certificate of Incorporation, as amended as of December 1, 1988, of the Registrant, filed as Exhibit 3.3 to the Registrant's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

    3.4      Amended and Restated By-Laws of the Registrant, as amended March 25, 1991, filed as
             Exhibit 3.4 to the Registrant's Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

   10.4      Form of Release Agreement dated as of March 31, 1987 among BAC, Registrant, Schwab Holdings,
             Inc., Charles Schwab & Co., Inc. and former shareholders of Schwab Holdings, Inc.                       *

   10.5      Employment Agreement dated as of March 31, 1987 among Registrant, Charles Schwab & Co., Inc.
             and Charles R. Schwab.                                                                                  *

   10.9      Executive Officer Stock Option Plan (1987) dated as of March 24, 1987, with form of
             Non-Qualified Stock Option Agreement (Executive Officer Stock Option Plan (1987)) attached.             *

   10.17     Agreement of Lease dated May 18, 1983 between California Jones Company and Charles Schwab &
             Co., Inc. (headquarters, San Francisco, California).                                                    *

   10.20     License Agreements dated April 18, 1979 and April 11, 1983 between International Business
             Machines Corporation and Charles Schwab & Co., Inc.                                                     *

   10.22     License Agreement dated as of February 28, 1979 between Applied Data Research, Inc. and Beta
             Systems, Inc. and Assignment, dated February 21, 1979.                                                  *

   10.23     License Agreement dated as of February 21, 1979 between Beta Systems, Inc. and Charles Schwab
             & Co., Inc.                                                                                             *

   10.25     333 Bush Street Office Lease dated July 29, 1987 between 333 Bush Street Associates and Charles
             Schwab & Co., Inc.                                                                                      *

   10.34     Form of Indemnification Agreement entered into between Registrant and certain members of the
             Board of Directors of Registrant, filed as Exhibit 10.34 to the Registrant'S Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.

   10.55     Cash Subordination Agreements between Schwab Holdings, Inc. and Charles Schwab & Co., Inc.
             with Assignments dated March 31, 1987 by Schwab Holdings, Inc., of all right, title, and interest in Cash Subordination Agreements to Registrant, filed as Exhibit 4.20 to Registrant's Registration
             Statement No. 33-16192 on Form S-1 and incorporated herein by reference.

                         THE CHARLES SCHWAB CORPORATION

                                                                                                               Sequentially
  Exhibit                                                                                                        Numbered
  Number                                                     Exhibit                                               Page
  -------                                                    -------                                           ------------
   10.57     Registration Rights and Stock Restriction Agreement, dated as of March 31, 1987, between the Registrant and the holders of the Common Stock, filed as Exhibit 4.23 to Registrant's
             Registration Statement No. 33-16192 on Form S-1 and incorporated herein by reference.

   10.63     Revolving Subordinated Loan Agreement as of September 29, 1988, between the Registrant and
             Charles Schwab & Co., Inc., filed as Exhibit 10.63 to the Registrant's Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.

   10.72     Restatement of Assignment and License, as amended January 25, 1988, among Charles Schwab
             & Co., Inc., Charles R. Schwab and the Registrant, filed as Exhibit 10.72 to the
             Registrant's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

   10.73     1987 Stock Option Plan, as Amended and Restated, as of April 17, 1989, with Form of
             Non-Qualified Stock Option Agreement (General Management Plan) attached, filed as
             Exhibit 4.1 to Registrant's Registration Statement No. 33-21582 on Form S-8 and
             incorporated herein by reference.

   10.82     ESOP Loan Agreement, effective as of April 26, 1990, between the Registrant and The
             Charles Schwab Profit Sharing and Employee Stock Ownership Plan and Trust, filed as
             Exhibit 10.82 to the Registrant's Form 10-Q for the quarter ended March 31, 1990 and incorporated herein by reference.

   10.83     First Amendment to Revolving Subordinated Loan Agreement, as of April 18, 1990,
             between the Registrant and Charles Schwab & Co., Inc., filed as Exhibit 10.83 to the
             Registrant's Form 10-Q for the quarter ended March 31, 1990 and incorporated herein by reference.

   10.87     Trust Agreement under the Charles Schwab Profit Sharing and Employee Stock Ownership
             Plan, effective November 1, 1990, dated October 25, 1990, filed as Exhibit 10.87 to the Registrant's Form 10-Q for the quarter ended September 30, 1990 and incorporated herein by reference.

   10.90     Amendment to the ESOP Loan Agreement effective as of April 26, 1990, dated December 14,
             1990, between the Registrant and The Charles Schwab Profit Sharing and Employee Stock
             Ownership Plan and Trust, filed as Exhibit 10.90 to the Registrant's Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

   10.97     Stock Purchase Agreement dated June 4, 1991, among the Registrant, Leonard Mayer,
             Herbert Schweitzer, the Mayer & Schweitzer Trust and Mayer & Schweitzer, Inc. (M&S),
             with respect to the acquisition of all of the capital stock of M&S by the Registrant, filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated July 15, 1991 and incorporated herein by reference.

   10.98     Credit Agreement dated as of August 30, 1991, between the Registrant and the Banks listed therein, filed as Exhibit 10.62 to the Registrant's Form 10-Q for the quarter ended
             September 30, 1991 and incorporated herein by reference.

                         THE CHARLES SCHWAB CORPORATION

                                                                                                               Sequentially
  Exhibit                                                                                                        Numbered
  Number                                                     Exhibit                                               Page
  -------                                                    -------                                           ------------
   10.99     Second Amendment to Revolving Subordinated Loan Agreement, as of November 1, 1991,
             between the Registrant and Charles Schwab & Co., Inc., filed as Exhibit 10.99 to the
             Registrant's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

  10.101     First Amendment to the Trust Agreement under the Charles Schwab Profit Sharing and
             Employee Stock Ownership Plan, effective January 1, 1992, dated December 20, 1991, filed as Exhibit 10.101 to the Registrant's Form 10-K for the year ended December 31,
             1991 and incorporated herein by reference.

  10.102     Charles Schwab Profit Sharing and Employee Stock Ownership Plan, effective January 1,
             1992, dated December 12, 1991, filed as Exhibit 10.102 to the Registrant's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

  10.111     Credit Agreement dated as of March 31, 1992, between the Registrant and Certain
             Commercial Lending Institutions, as the Lenders, and Continental Bank, N.A., as
             the Agent for the Lenders, filed as Exhibit 10.111 to the Registrant's Form 10-Q for the quarter ended March 31, 1992 and incorporated herein by reference.

  10.113     Schwab One Services Agreement dated April 17, 1992 between Charles Schwab & Co.,
             Inc. and Provident National Bank, filed as Exhibit 10.113 to the Registrant's Form
             10-Q for the quarter ended March 31, 1992 and incorporated herein by reference.

  10.114     First Amendment to the Restated Charles Schwab Profit Sharing and Employee Stock
             Ownership Plan effective May 8, 1992, dated June 30, 1992, filed as Exhibit 10.114 to the Registrant's Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference.

  10.115     Second Amendment to the Restated Charles Schwab Profit Sharing and Employee Stock
             Ownership Plan effective July 1, 1992, dated June 30, 1992, filed as Exhibit 10.115 to the Registrant's Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference.

  10.116     Second Amendment to the Trust Agreement for the Charles Schwab Profit Sharing and
             Employee Stock Ownership Plan effective July 1, 1992, dated June 30, 1992, filed as Exhibit 10.116 to the Registrant's Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference.

  10.118     Credit Agreement dated as of August 28, 1992, between Registrant and the banks listed therein, filed as Exhibit 10.118 to the Registrant's Form 10-K for the year ended
             December 31, 1992 and incorporated herein by reference.

  10.119     First Amendment to Credit Agreement dated as of August 28, 1992, between Registrant and the banks listed therein, filed as Exhibit 10.119 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

                         THE CHARLES SCHWAB CORPORATION





                                                                                                               Sequentially
  Exhibit                                                                                                        Numbered
  Number                                                     Exhibit                                               Page
  -------                                                    -------                                           ------------
  10.120     ESOP Loan Agreement, effective as of January 19, 1993, between Registrant and The
             Charles Schwab Profit Sharing and Employee Stock Ownership Plan and Trust, filed as
             Exhibit 10.120 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

  10.121     Construction Agreement dated July 21, 1992 between Carlson Design/Construct Corp. (West),
             DBA Carlson Design/Construction Corp. and Mayer & Schweitzer, Inc. for Schwab Data
             Center, Phoenix, Arizona, a 105,000 square foot two-story facility, filed as Exhibit
             10.121 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

  10.126     First Amendment dated June 30, 1993 to the Credit Agreement dated August 28, 1992, between Registrant and the banks listed therein, filed as Exhibit 10.126 to the
             Registrant's Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference.

  10.127     Second Amendment dated June 30, 1993 to the Credit Agreement dated August 30, 1991 as amended by the First Amendment dated August 28, 1992, between Registrant and the banks listed therein, filed as Exhibit 10.127 to the Registrant's Form 10-Q for the
             quarter ended June 30, 1993 and incorporated herein by reference.

  10.130     Annual Executive Bonus Plan dated as of January 1, 1994.

  10.131     1992 Stock Incentive Plan, as Amended and Restated, as of January 1, 1994
             (Supersedes Exhibit 10.112 to Registrant's Form 10-Q for the quarter ended March 31,
             1992).

  10.132     Charles Schwab & Co., Inc. Long-Term Incentive Plan III, as Amended, effective
             January 1, 1994 (Supersedes Exhibit 10.96 to Registrant's Form 10-Q for the quarter ended June 30, 1991).

  10.133     The Charles Schwab Corporation Deferred Compensation Plan, dated March 24, 1994, effective July 1994.

  10.134     Annual Executive Individual Performance Plan dated as of January 1, 1994.

  10.135     Third Amendment to the Restated Charles Schwab Profit Sharing and Employee Stock
             Ownership Plan, effective January 1, 1993, dated December 29, 1993.

  10.136     Fourth Amendment to the Restated Charles Schwab Profit Sharing and Employee Stock
             Ownership Plan effective January 31, 1994, dated March 22, 1994.

   11.1      Computation of Earnings per Common Equivalent Share.

   12.1      Computation of Ratio of Earnings to Fixed Charges.

   13.1      Portions of The Charles Schwab Corporation 1993 Annual Report to Stockholders,
             which have been incorporated herein by reference.  Except for such portions, such annual report is not deemed to be "filed" herewith.

                         THE CHARLES SCHWAB CORPORATION

                                                                                                               Sequentially
  Exhibit                                                                                                        Numbered
  Number                                                     Exhibit                                               Page
  -------                                                    -------                                           ------------
   21.1      Subsidiaries of the Registrant.

   23.1      Independent Auditors' Consent.


* Incorporated by reference to the identically-numbered exhibit to Registrant's Registration Statement No. 33-16192 on Form S-1, as amended and declared effective on September 22, 1987.

                         THE CHARLES SCHWAB CORPORATION

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1994.

                                           THE CHARLES SCHWAB CORPORATION
                                                     (Registrant)

                                           By:  CHARLES R. SCHWAB /s/
                                                -----------------------------
                                                Charles R. Schwab
                                                Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 30, 1994.


     Signature                                       Title
     ---------                                       -----
CHARLES R. SCHWAB /s/                      Chairman, Chief Executive Officer
- ---------------------                         and Director
Charles R. Schwab                            (principal executive officer)


LAWRENCE J. STUPSKI /s/                    Vice Chairman and Director
- -----------------------
Lawrence J. Stupski


DAVID S. POTTRUCK /s/                      President, Chief Operating Officer
- ---------------------                         and Director
David S. Pottruck


A. JOHN GAMBS /s/                          Executive Vice President - Finance,
- -----------------                             and Chief Financial Officer
A. John Gambs                                (principal financial and accounting
                                              officer)

NANCY H. BECHTLE /s/                       Director
- --------------------
Nancy H. Bechtle


C. PRESTON BUTCHER /s/                     Director
- ----------------------
C. Preston Butcher


DONALD G. FISHER /s/                       Director
- --------------------
Donald G. Fisher


ANTHONY M. FRANK /s/                       Director
- --------------------
Anthony M. Frank


JAMES R. HARVEY /s/                        Director
- -------------------
James R. Harvey


STEPHEN T. MCLIN /s/                       Director
- --------------------
Stephen T. McLin


ROGER O. WALTHER /s/                       Director
- --------------------
Roger O. Walther

                         THE CHARLES SCHWAB CORPORATION

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                              PAGE
                                                                              ----
Independent Auditors' Report                                                   F-2

SCHEDULE III - Condensed Financial Information of Registrant:
                 Condensed Balance Sheet                                       F-3
                 Condensed Statement of Income and Retained Earnings           F-4
                 Condensed Statement of Cash Flows                             F-5

SCHEDULE VIII - Valuation and Qualifying Accounts                              F-6

SCHEDULE IX - Short-Term Borrowings                                            F-7

SCHEDULE X - Supplemental Income Statement Information                         F-8


Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the Company's consolidated financial statements and notes in the Company's 1993 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of The Charles Schwab Corporation:

We have audited the consolidated financial statements of The Charles Schwab Corporation (the Company) and subsidiaries as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated February 17, 1994 (February 25, 1994 as to Subsequent Event note); such consolidated financial statements and report are included in your 1993 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of the Company and subsidiaries appearing on pages F-3 through F-8. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE
San Francisco, California
February 17, 1994
(February 25, 1994 as to Subsequent Event note)

                                                                    SCHEDULE III


                         THE CHARLES SCHWAB CORPORATION
                             (PARENT COMPANY ONLY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEET
                       (In thousands, except share data)

                                                                                                     December 31,
                                                                                                ----------------------
                                                                                                  1993          1992
                                                                                                --------      --------
           ASSETS
           Receivable from subsidiary                                                           $ 49,831      $  7,848
           Subordinated receivable from subsidiary                                               132,728       154,228
           Investment in subsidiaries, at equity                                                 384,043       251,043
           Other assets                                                                            2,512           797
                                                                                                --------      --------
           TOTAL                                                                                $569,114      $413,916
                                                                                                ========      ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           Accrued expenses                                                                     $  4,941      $  4,380
           Long-term borrowings                                                                  185,000        35,000
           Subordinated borrowings                                                                             115,728
                                                                                                --------      --------
           Total liabilities                                                                     189,941       155,108
                                                                                                --------      --------
           Stockholders' equity:
              Preferred stock - 10,000,000 shares authorized; $.01 par value per share; none issued
              Common stock - 200,000,000 shares authorized; $.01 par value
                 per share; 59,486,680 shares in 1993 and 58,761,013 shares in 1992*                 595           392
              Additional paid-in capital                                                         161,052       141,946
              Retained earnings                                                                  253,692       147,168
              Treasury stock - 1,649,478 shares in 1993 and 2,086,315 shares in 1992, at cost*   (23,153)      (26,444)
              Note receivable from Profit Sharing Plan                                           (13,013)       (4,254)
                                                                                                --------      --------
           Stockholders' equity                                                                  379,173       258,808
                                                                                                --------      --------
           TOTAL                                                                                $569,114      $413,916
                                                                                                ========      ========

* Reflects the 1993 three-for-two common stock split.

See Notes to Consolidated Financial Statements in the Company's 1993 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report, for a discussion of long-term and subordinated borrowings and contingent liabilities.

                                                                    SCHEDULE III


                              THE CHARLES SCHWAB CORPORATION
                                   (PARENT COMPANY ONLY)

                       CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    CONDENSED STATEMENT OF INCOME AND RETAINED EARNINGS
                                       (In thousands)

                                                                      Year Ended December 31,
                                                               -----------------------------------
                                                                  1993          1992        1991
                                                               ---------      --------    --------
        Interest revenue                                        $ 14,952      $ 12,235    $ 12,554
        Interest expense                                         (13,258)      (13,570)    (12,088)
                                                                 -------       -------    --------
        NET INTEREST INCOME (EXPENSE)                              1,694        (1,335)        466

        Other expenses                                            (2,159)       (2,132)     (1,354)
                                                                  ------        ------    --------
        LOSS BEFORE INCOME TAX BENEFIT, EQUITY IN EARNINGS OF
           SUBSIDIARIES AND EXTRAORDINARY CHARGE                    (465)       (3,467)       (888)

        Income tax benefit                                           472         1,254         355
                                                                  ------        ------    --------
        INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES
           AND EXTRAORDINARY CHARGE                                    7        (2,213)       (533)

        Equity in earnings of subsidiaries
          Equity in undistributed earnings of subsidiaries        86,821        48,063      22,796
          Dividends paid by subsidiaries                          37,540        35,378      27,205
                                                                 -------       -------    --------
          Total                                                  124,361        83,441      50,001

        INCOME BEFORE EXTRAORDINARY CHARGE                       124,368        81,228      49,468

        Extraordinary charge - early retirement of debt           (6,700)
                                                                 -------       -------    --------
        NET INCOME                                               117,668        81,228      49,468

        Dividends on common stock                                (10,946)       (8,411)     (4,864)
        Transfer of par value on stock issued
           in three-for-two stock dividend                          (198)                     (131)
        Stock options and warrants exercised                                     1,413     (16,333)

        RETAINED EARNINGS:
        At beginning of year                                     147,168        72,938      44,798
                                                                --------      --------    --------
        AT END OF YEAR                                          $253,692      $147,168    $ 72,938
                                                                ========      ========    ========

                                                                    SCHEDULE III

                         THE CHARLES SCHWAB CORPORATION
                             (PARENT COMPANY ONLY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                  Year Ended December 31,
                                                          --------------------------------------
                                                             1993           1992         1991
                                                          ----------     ---------    ----------
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                               $117,668      $ 81,228      $ 49,468
      Noncash items included in net income:
         Equity in undistributed earnings of subsidiaries    (86,821)      (48,063)      (22,796)
      Extraordinary charge for early retirement of debt       11,205
      Change in accrued expenses                               4,312         4,095         1,638
      Change in other assets                                  (1,715)         (239)          590
                                                              ------        ------       -------
   Net cash provided by operating activities                  44,649        37,021        28,900
                                                              ------        ------       -------

   CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in net investment in subsidiaries                (46,179)       (5,295)      (12,603)
   Decrease (increase) in receivable from subsidiary         (41,983)       (2,520)        5,220
   Collection on subordinated loans to subsidiary             26,500        10,000        12,500
   Collection on note receivable from Profit Sharing Plan      6,241         3,925         1,821
   Subordinated loans to subsidiary                           (5,000)      (48,500)      (12,500)
                                                             -------       -------       -------
   Net cash used by investing activities                     (60,421)      (42,390)       (5,562)
                                                             -------       -------       -------
   CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term borrowings                        150,000        35,000
   Repayment of subordinated borrowings                     (126,933)
   Dividends paid                                            (10,946)       (8,411)       (4,864)
   Purchase of treasury stock                                              (23,227)       (6,205)
   Payment for surrendered contingent payment rights                                     (15,951)
   Exercise of warrants on common stock                                                    1,861
   Other                                                       3,651         2,007         1,821
                                                            --------        ------      --------
   Net cash provided (used) by financing activities           15,772         5,369       (23,338)
                                                            --------        ------      --------
   CHANGE IN CASH AND EQUIVALENTS                               ----          ----          ----
   CASH AND EQUIVALENTS AT BEGINNING OF YEAR                    ----          ----          ----
                                                            --------       -------      --------
   CASH AND EQUIVALENTS AT END OF YEAR                      $   ----       $  ----      $   ----
                                                             =======        ======       =======

   Prior years' financial statements have been reclassified to conform to the 1993 presentation.

   See Notes to the Consolidated Financial Statements in the Company's 1993 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report, for a discussion of additional cash flow information.

                                                                   SCHEDULE VIII


                         THE CHARLES SCHWAB CORPORATION



                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                                     Additions
                                                 Balance at   ---------------------                Balance at
                                                 Beginning     Charged                               End of
                Description                       of Year     to Expense   Other(1)  Written off      Year
                -----------                      ----------   ----------   --------  -----------   ----------
   FOR THE YEAR ENDED
      DECEMBER 31, 1993:

         Allowance for doubtful accounts           $3,449       $  336       $ 19      $(1,575)      $2,229
                                                   ======       ======       ====      =======       ======

   FOR THE YEAR ENDED
      DECEMBER 31, 1992:

         Allowance for doubtful accounts           $2,769       $1,270       $(75)     $  (515)      $3,449
                                                   ======       ======       ====      =======       ======

   FOR THE YEAR ENDED
      DECEMBER 31, 1991:

         Allowance for doubtful accounts           $2,357       $  190       $584      $  (362)      $2,769
                                                   ======       ======       ====      =======       ======




   (1) Primarily represents collections of previously written off accounts. Amounts for 1993, 1992 and 1991 include a $57, a $123 and a $65 reduction, respectively, to the allowance recorded in connection with CSC's 1989 acquisition of Rose & Company Investment Brokers, Inc.

                                                                     SCHEDULE IX



                         THE CHARLES SCHWAB CORPORATION


                             SHORT-TERM BORROWINGS
                                 (In thousands)

                                                                        Maximum           Average           Weighted
                                                      Weighted          Amount             Amount           Average
                                      Balance at      Average         Outstanding       Outstanding         Interest
                                        End of        Interest        During the        During the        Rate During
               Description             of Year          Rate             Year             Year (2)        the Year (3)
               -----------            ---------       --------        -----------       -----------       ------------
    FOR THE YEAR ENDED
       DECEMBER 31, 1993:

              Bank loans (1)               ---          N/A            $ 65,000           $18,520             3.7%
                                       =======          ===            ========           =======             ===

    FOR THE YEAR ENDED
       DECEMBER 31, 1992:

              Bank loans (1)               ---          N/A            $ 89,000           $24,357             4.3%
                                       =======          ===            ========           =======             ===

    FOR THE YEAR ENDED
       DECEMBER 31, 1991:

              Bank loans (1)           $20,000          5.4%           $108,000           $28,518             6.2%
                                       =======          ===            ========           =======             ===

    (1) Bank loans are under lines of credit, are payable on demand, and may be collateralized by customer securities.

    (2) Represents the weighted average daily balances outstanding for days on which there were borrowings - 25 days in 1993, 42 days in 1992 and 41 days in 1991.

    (3) Weighted average interest rate computed by dividing the daily interest expense by the daily amounts outstanding.

                                                                      SCHEDULE X


                         THE CHARLES SCHWAB CORPORATION


                   SUPPLEMENTAL INCOME STATEMENT INFORMATION
                                 (In thousands)


                                                                    Year Ended December 31,
                                                               -----------------------------------
                                                                1993          1992          1991
                                                               -------       -------       -------
   Advertising                                                 $44,563       $37,843       $28,011

   Amortization of intangibles                                  13,783        17,577        27,922





   Items not shown have been omitted because they do not exceed 1% of total revenues.