Form 10-Q
period 1994-03-31
SCHWAB CHARLES CORP
filed 1994-05-13
CIK 316709

                                 UNITED  STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington, D.C.  20549


                                   FORM  10-Q


             QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                   OF  THE  SECURITIES  EXCHANGE  ACT  OF 1934



For the quarterly period ended March 31, 1994     Commission file number 1-9700



                        THE  CHARLES  SCHWAB  CORPORATION
             (Exact name of Registrant as specified in its charter)


              Delaware                                   94-3025021
       (State or other jurisdiction         (I.R.S. Employer Identification No.)
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

                               Yes   x     No
                                    ---       ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                57,114,179 shares of $.01 par value Common Stock
                           Outstanding on May 9, 1994

                        THE  CHARLES  SCHWAB  CORPORATION

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 1994

                                      Index

                                                                        Page
                                                                        ----

      Part I - Financial Information

         Item 1.  Condensed Consolidated Financial Statements:

                     Statement of Income                                  1
                     Balance Sheet                                        2
                     Statement of Cash Flows                              3
                     Notes                                               4-5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    6-12


      Part II - Other Information

         Item 1.  Legal Proceedings                                       12

         Item 2.  Changes in Securities                                   12

         Item 3.  Defaults Upon Senior Securities                         12

         Item 4.  Submission of Matters to a Vote of Security Holders     13

         Item 5.  Other Information                                       13

         Item 6.  Exhibits and Reports on Form 8-K                        13


      Signature                                                           14

                                      Part 1 - FINANCIAL INFORMATION
                           Item 1.  Condensed Consolidated Financial Statements




                                        THE CHARLES SCHWAB CORPORATION

                                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (In thousands, except per share amounts)
                                                 (Unaudited)


                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                   1994                   1993
                                                                                   ----                   ----
Revenues
    Commissions                                                                  $160,985              $143,450
    Principal transactions                                                         50,289                40,481
    Interest revenue, net of interest expense of
        $35,230 in 1994 and $33,652 in 1993                                        35,862                26,076
    Mutual fund service fees                                                       33,768                20,578
    Other                                                                           7,001                 5,731
- - ---------------------------------------------------------------------------------------------------------------
Total                                                                             287,905               236,316
- - ---------------------------------------------------------------------------------------------------------------

Expenses Excluding Interest
    Compensation and benefits                                                     121,020                95,394
    Communications                                                                 28,139                22,058
    Occupancy and equipment                                                        20,961                16,955
    Depreciation and amortization                                                  12,512                 9,473
    Commissions, clearance and floor brokerage                                     12,526                10,722
    Advertising and market development                                             11,796                 9,383
    Professional services                                                           5,566                 2,811
    Other                                                                          11,841                 8,129
- - ---------------------------------------------------------------------------------------------------------------
Total                                                                             224,361               174,925
- - ---------------------------------------------------------------------------------------------------------------

Income before taxes on income                                                      63,544                61,391
Taxes on income                                                                    25,354                25,999
- - ---------------------------------------------------------------------------------------------------------------

Net Income                                                                       $ 38,190              $ 35,392
===============================================================================================================

Weighted average number of common and
    common equivalent shares outstanding                                           58,803                58,984
===============================================================================================================

Earnings per Common Equivalent Share                                             $    .65              $    .60
===============================================================================================================

Dividends Declared per Common Share                                              $    .07              $    .04
===============================================================================================================




See Notes to Condensed Consolidated Financial Statements.

                                     THE CHARLES SCHWAB CORPORATION

                                  CONDENSED CONSOLIDATED BALANCE SHEET
                                    (In thousands, except share data)



                                                                                March 31,           December 31,
                                                                                  1994                1993
                                                                                  ----                ----
                                                                               (Unaudited)
                                                                               -----------
Assets
Cash and equivalents (including resale agreements of $301,960 in 1994
    and $120,000 in 1993)                                                      $  331,752          $  279,828
Cash and investments required to be segregated under Federal or other regulations (including resale agreements of $3,792,126 in 1994
    and $3,267,440 in 1993)                                                     4,207,674           3,676,319
Receivable from brokers, dealers and clearing organizations                        75,767              71,616
Receivable from customers (less allowance for doubtful accounts
    of $2,491 in 1994 and $2,229 in 1993)                                       2,633,550           2,553,255
Equipment, office facilities and property (less accumulated
    depreciation and amortization of $152,132 in 1994 and $143,339 in 1993)       142,872             136,440
Customer lists (less accumulated amortization of $132,394 in 1994
    and $130,434 in 1993)                                                          35,154              37,114
Other assets                                                                      123,495             141,945
- - --------------------------------------------------------------------------------------------------------------

Total                                                                          $7,550,264          $6,896,517
==============================================================================================================

Liabilities and Stockholders' Equity
Drafts payable                                                                 $  118,085          $  123,384
Payable to brokers, dealers and clearing organizations                            328,422             303,981
Payable to customers                                                            6,337,519           5,745,783
Accrued expenses                                                                  187,447             158,866
Long-term and subordinated borrowings                                             186,931             185,330
- - --------------------------------------------------------------------------------------------------------------
Total liabilities                                                               7,158,404           6,517,344
- - --------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Preferred stock--10,000,000 shares authorized; $.01 par value per share; none issued
    Common stock--200,000,000 shares authorized; $.01 par value per
        share; 59,486,680 shares in 1994 and 1993                                     595                 595
    Additional paid-in capital                                                    161,339             161,052
    Retained earnings                                                             283,726             253,692
    Treasury stock--2,257,437 shares in 1994 and
        1,649,478 shares in 1993, at cost                                         (40,793)            (23,153)
    Note receivable from Profit Sharing Plan                                       (1,467)            (13,013)
    Unearned ESOP Shares                                                          (11,540)
- - --------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                              391,860             379,173
- - --------------------------------------------------------------------------------------------------------------

Total                                                                          $7,550,264          $6,896,517
==============================================================================================================




See Notes to Condensed Consolidated Financial Statements.

                           THE CHARLES SCHWAB CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                  1994                  1993
                                                                                  ----                  ----
Cash flows from operating activities
Net income                                                                     $   38,190            $   35,392
    Noncash items included in net income:
        Depreciation and amortization                                              12,512                 9,473
        Deferred income taxes                                                       7,254                  (922)
        Other                                                                        (137)                  106
    Change in accrued expenses                                                     25,782                30,761
    Change in other assets                                                         10,457                 5,010
- - ----------------------------------------------------------------------------------------------------------------
Net cash provided before change in customer-related balances                       94,058                79,820
- - ----------------------------------------------------------------------------------------------------------------

Change in customer-related balances:
    Payable to customers                                                          591,736                41,558
    Receivable from customers                                                     (80,557)             (136,460)
    Drafts payable                                                                 (5,299)              (10,066)
    Payable to brokers, dealers and clearing organizations                         24,441                30,057
    Receivable from brokers, dealers and clearing organizations                    (4,151)               (5,143)
    Cash and investments required to be segregated under
        Federal or other regulations                                             (531,355)               64,775
- - ----------------------------------------------------------------------------------------------------------------
Net change in customer-related balances                                            (5,185)              (15,279)
- - ----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                          88,873                64,541
- - ----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
Purchase of equipment, office facilities and property - net                       (14,803)              (12,821)
- - ----------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                             (14,803)              (12,821)
- - ----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Purchase of treasury stock                                                        (19,031)
Dividends paid                                                                     (4,046)               (2,298)
Repayment of long-term and subordinated borrowings                                   (242)                 (532)
Other                                                                               1,173                   369
- - ----------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                             (22,146)               (2,461)
- - ----------------------------------------------------------------------------------------------------------------

Increase in cash and equivalents                                                   51,924                49,259
Cash and equivalents at beginning of period                                       279,828               204,290
- - ----------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                           $ 331,752             $ 253,549
================================================================================================================





See Notes to Condensed Consolidated Financial Statements.

                        THE  CHARLES  SCHWAB  CORPORATION

                              NOTES  TO  CONDENSED
                             CONSOLIDATED  FINANCIAL
                                   STATEMENTS
                                   (Unaudited)


Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements include The Charles Schwab Corporation (CSC) and its subsidiaries (collectively the Company), including Charles Schwab & Co., Inc. (Schwab) and Mayer & Schweitzer, Inc. (M&S). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1993 Annual Report to Stockholders which are incorporated by reference in the Company's 1993 Annual Report on Form 10-K.
    Revenues are presented net of interest expense. Certain 1993 revenues and expenses have been reclassified to conform to the 1994 presentation.

Stock Repurchases

    During the first three months of 1994, the Company repurchased and recorded as treasury stock a total of 700,000 shares of its common stock for $19 million.

Employee Benefit Plans

    Effective January 1, 1994, the Company adopted Statement of Position 93-6 -- Employers' Accounting for Employee Stock Ownership Plans (the Statement). The Statement requires income statement recognition of the fair value of common stock released for allocation to employees through an Employee Stock Ownership Plan (ESOP). As shares are released for allocation to employees, the shares become outstanding for earnings per share computations. Previously, the accounting rules provided for the cost basis of shares released for allocation through ESOP plans to be recognized as expense and all ESOP shares to be outstanding for earnings per share computations. Under the "grandfather" provisions of the new Statement, the Company will not apply the Statement to shares purchased by the ESOP prior to December 31, 1992. The adoption of this Statement did not have a material impact on the Company's financial position, results of operations or earnings per share.

Contingent Liabilities

    In January 1992, the Company filed a petition in U.S. Tax Court refuting a claim for additional Federal income tax asserted by the Internal Revenue Service
(IRS) in December 1991. The asserted additional tax of $28 million, excluding interest, arises from the IRS' audit of the tax periods ended March 31, 1988 and December 31, 1988. Substantially all the asserted additional tax relates to deductions claimed by the Company for depreciation and amortization of tangible and intangible assets received in the Company's 1987 acquisition of Schwab. The contested issues extend to the Company's taxable years ended December 31, 1989 through 1993.
    Of the $28 million additional tax asserted by the IRS against the Company, approximately $11 million relates to deductions derived from the amortization of customer lists. In April 1993, the U.S. Supreme Court ruled in Newark Morning Ledger Co. v. U.S. that in appropriate circumstances a taxpayer may amortize the cost of certain intangible assets (such as customer lists) over the useful life of such assets. While the Supreme Court's decision in Newark Morning Ledger confirms the Company's ability to amortize for tax purposes certain of its intangible assets, issues involving the valuation of these intangible assets remain unresolved in the Company's case with the IRS.
    Management believes that these matters will be resolved without a material adverse effect on the Company's financial position.
   In the normal course of its margin lending activities, Schwab is contingently liable to the Options Clearing Corporation for the margin requirement of customer margin securities transactions. Such margin requirement is secured by a pledge of customers' margin securities. This contingent liability was $75 million at March 31, 1994.

Regulatory Requirements

    Schwab and M&S are subject to the SEC's Uniform Net Capital Rule and each computes net capital under the alternative method permitted by this Rule, which requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from customer transactions or a minimum dollar amount, which is based on the type of business conducted by the broker-dealer. The minimum dollar amount for both Schwab and M&S is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees  if  such  payment would result in net capital  of  less  than  5%  of aggregate debit balances or less than 120% of its minimum dollar amount requirement. At March 31, 1994, Schwab's net capital was $283 million (10.4% of aggregate debit balances), which was $229 million in excess of its minimum required net capital and $147 million in excess of 5% of aggregate debit balances. At March 31, 1994, M&S' net capital was $14 million (214% of aggregate debit balances), which was $13 million in excess of its minimum required net capital.
    In accordance with the requirements of SEC Rule 15c3-3, Schwab had a portion of its cash and investments segregated for the exclusive benefit of customers at March 31, 1994. Under Rule 15c3-3, M&S had no cash reserve requirement at March 31, 1994.

Cash Flow Information

    Certain investing and financing activities of the Company affect its financial position but do not affect cash flows. The following table summarizes those transactions (in thousands):

                                       Three Months
                                          Ended
                                        March 31,
                                     1994      1993
                                     ----      ----
Dividends declared,
  not yet paid                     $4,006    $2,873
                                   ======    ======

Equipment, office facilities
  and property financed            $1,843    $1,490
                                   ======    ======

Common stock issued to
  Profit Sharing Plan for a
  note receivable                           $15,000
                                            =======

    Certain additional information regarding the cash flows of the Company follows (in thousands):


                                          Three Months
                                             Ended
                                            March 31,
                                       1994         1993
                                       ----         ----

Income taxes paid                   $   462      $ 8,173
                                    =======      =======

Interest paid:
  Customers                         $30,857      $29,274
  Long-term and
    subordinated borrowings           4,740        6,196
  Other                                  71          879
                                    -------      -------

Total interest paid                 $35,668      $36,349
                                    =======      =======

Subsequent Event

    From April 1, 1994 through May 9, 1994, the Company repurchased and recorded as treasury stock a total of 250,000 shares of its common stock for $7 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                     General

    The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide brokerage and related investment services to
2.6 million active (a) investors, whose assets entrusted to the Company totaled $100.4 billion at March 31, 1994. With a network of 200 branch offices, the Company's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is physically represented in 46 states and in the United Kingdom. Mayer & Schweitzer, Inc. (M&S), a market maker in Nasdaq securities, provides trade execution services to institutional clients and broker-dealers.
    The Company's business, like that of other securities brokerage firms, is directly affected by fluctuations in volumes and price levels in securities markets, which are in turn affected by many national and international economic and political factors that cannot be predicted. Transaction-based revenues, primarily commission and principal transaction revenues, represent the majority of the Company's revenues. In the short term, most of the Company's expenses do not vary directly with fluctuations in securities trading volume and do not increase or decrease quickly, which could result in the Company experiencing increased profitability with rapid increases in revenue, or reduced profitability (or losses) in the event of a material reduction in revenues.
   Due to the factors discussed above, the results of any interim period are not necessarily indicative of results for a full year, and it is not unusual for the Company to experience significant variations in quarterly revenue growth. In addition, these factors may subject the Company's future earnings and common stock price to significant volatility.

                        Three Months Ended March 31, 1994
                         Compared To Three Months Ended
                                 March 31, 1993

Summary
- - -------

    Net income for the first quarter of 1994 totaled $38 million or $.65 per share compared with net income of $35 million or $.60 per share for the first quarter of 1993.
    First quarter 1994 revenues were $288 million, up 22% from $236 million for the first quarter of 1993, primarily due to increases in all major revenue categories. Commission revenues increased 12% and principal transaction revenues increased 24% due to higher trading volume. Mutual fund service fees increased 64% due to growth in fund balances.
    Assets in customer accounts totaled $100.4 billion at March 31, 1994, $27.4 billion, or 38%, more than a year ago primarily resulting from increases in customer assets in Schwab's Mutual Fund Marketplace (registered trademark) of $12.0 billion and increases in customers' equity securities of $8.5
billion.   Total  customer assets  at March 31, 1994 included $22.8 billion in cash and money market mutual funds compared to $16.6 billion a year earlier. This growth in customer cash and money market balances contributed to increased net interest revenue and mutual fund service fees.
    Total operating expenses excluding interest during the first quarter of 1994 were $224 million, up 28% from the first quarter of 1993. The higher expenses primarily related to additional staff and office facilities to support the Company's expansion and to higher volume-related expenses such as communications expense and commissions, clearance and floor brokerage expense. During the first quarter of 1994, the Company opened a new customer telephone service center, two new branch offices and added 150 employees. A decline in the Company's effective income tax expense rate

- - ------------
(a)  Accounts with balances or activity within the preceding twelve months.

from the first quarter of 1993 had a positive impact on net income for the first quarter of 1994.
    The after-tax profit margin for the first quarter of 1994 was 13%, down from 15% for the first quarter of 1993. The higher profit margin in the first quarter of 1993 was primarily due to low levels of staff relative to trading
volume experienced.  During   periods   where  actual  customer  trading
activity  exceeds   Company expectations, such as that experienced during the
first quarter of 1993, short-term profit margins are temporarily raised. Such higher short-term profit margins are not sustained over the long term because staffing is adjusted to levels consistent with customer trading
activity and  the  Company's  service quality  standards.   Similarly,  if
customer trading activity is below Company expectations, short-term profit margins will decline temporarily until staffing is adjusted to appropriate levels.
    The annualized return on stockholders' equity for the first quarter of 1994 was 36%, down from 44% in the first quarter of 1993, reflecting the Company's higher equity base in 1994's first quarter.


Commissions
- - -----------

    Schwab executes commission transactions for customers on an agency basis. Commission revenues totaled $161 million for the first quarter of 1994, up 12% from the first quarter of 1993. Retail agency commissions, which include commissions relating to retail customer accounts handled by financial advisors, constitute approximately 95% of total commissions. Remaining commissions represent business done with institutional customers. Commissions earned on retail agency trades totaled $155 million on an average daily agency trade level of 33,300 trades in the first quarter of 1994, compared with commission revenue of $139 million on an average daily agency trade level of 29,300 for the comparable period in 1993. The following table shows a comparison of certain factors that influence retail commission revenue:


- - -------------------------------------------------------------------
                                         Three Months
                                             Ended
                                           March 31,       Percent
                                        1994      1993     Change
- - -------------------------------------------------------------------
Number of retail customer
 accounts that traded during the
 quarter (in thousands)                  643        555      16
Average number of retail agency
 transactions per account
 that traded                            3.27       3.27     ---
Total number of retail agency
 transactions (in thousands)           2,098      1,815      16
Average commission per
 retail agency transaction            $73.85     $76.56      (4)
Total retail commission
 revenues (in millions)               $  155     $  139      12
===================================================================

Note: The above table excludes customer transactions in Schwab's Mutual Fund OneSource (trademark) service.


    The total number of retail agency transactions executed by Schwab increased 16% from the first quarter of 1993 as Schwab's customer base continued to grow. Schwab added 234,000 new customer accounts during the first quarter of 1994, compared to 183,000 new accounts during the first quarter of 1993. The number of total active customer accounts increased 24% from the year-ago level to 2.6 million at March 31, 1994.
    Average commission per retail agency trade has declined from the year-ago level as the proportion of trades in lower commission per trade products, such as mutual funds, has increased. This is primarily the result of Schwab's success in attracting customer mutual fund business, as well as strong price competition, particularly with respect to customer equity securities transactions, which yield a higher average commission per trade. Management believes that such price competition will, in the short term, preclude general price increases across its product lines. In addition, Schwab recently expanded its special services program offered to customers that meet certain annual thresholds of trading activity. The expansion of this program, which includes discounts from Schwab's standard retail commission rates, is intended to attract customers that trade frequently.

Principal Transactions
- - ----------------------

    During the first quarter of 1994, principal transaction revenues increased $10 million, or 24%, from the comparable period in 1993 to $50 million, primarily due to an increase in trading volume handled by M&S. As a market maker in Nasdaq securities, M&S generally executes customer orders as principal. Factors that influence revenues from principal transactions include the volume of orders and shares executed, and market price volatility. M&S processes substantially all Nasdaq security trades originated by the customers of Schwab.

Interest Revenue, Net of Interest Expense
- - -----------------------------------------

    Interest revenue net of interest expense increased 38% to $36 million from the prior year's first quarter as shown in the following table (in millions):

- - -------------------------------------------------------
                                         Three Months
                                            Ended
                                           March 31,
                                       1994        1993
- - -------------------------------------------------------
Interest Revenue
Investments, customer-related           $31         $29
Margin loans to customers                38          29
Other                                     2           2
- - -------------------------------------------------------
Total                                    71          60
- - -------------------------------------------------------

Interest Expense
Customer cash balances                   31          29
Long-term and subordinated
 borrowings                               3           3
Other                                     1           2
- - -------------------------------------------------------
Total                                    35          34
- - -------------------------------------------------------

Interest Revenue, Net of
 Interest Expense                       $36         $26
=======================================================

    Customer-related average daily balances, interest rates, and average net interest margin for the first quarters of 1994 and 1993 are summarized in the following table (dollars in millions):


- - ------------------------------------------------------------------
                                                Three Months Ended
                                                    March 31,
                                                 1994        1993
- - ------------------------------------------------------------------
Earning Assets (customer-related):
Investments:
   Average balance outstanding                 $3,861      $3,487
   Average interest rate                        3.30%       3.38%
Margin loans to customers:
   Average balance outstanding                 $2,601      $1,975
   Average interest rate                        5.96%       6.00%
Average yield on earning assets                 4.37%       4.33%

Funding Sources (customer-related
    and other):
Interest-bearing customer cash balances:
   Average balance outstanding                 $5,229      $4,574
   Average interest rate                        2.40%       2.59%
Other interest-bearing sources:
   Average balance outstanding                 $  353      $  242
   Average interest rate                        3.03%       4.64%
Average noninterest-bearing portion            $  880      $  646
Average interest rate on funding sources        2.11%       2.38%

Summary:
   Average yield on earning assets              4.37%       4.33%
   Average interest rate on funding sources     2.11%       2.38%
- - ------------------------------------------------------------------
Average net interest margin                     2.26%       1.95%
==================================================================

    Interest revenue from customer-related investments increased $2 million due to an 11% increase in the average balance outstanding, partially offset by an eight basis point decline in the average rate earned on such investments. Despite a four basis point decline in the average rate earned on margin loans to customers, interest earned on such balances increased $9 million as average margin balances increased 32%. Interest expense on customer cash balances increased by $2 million due to a 14% increase in average balances outstanding, partially offset by a 19 basis point decline in interest rates paid on these balances.
   The average net interest margin pertaining to customer-related earning assets and related funding sources increased 31 basis points over that of 1993's first quarter. This is primarily due to sharper declines in interest rates with respect to funding sources compared to interest rate declines on margin loans to customers and investments. Margin loans to customers, which carry a higher average interest rate than investments, represented a higher proportion of total earning assets during the first quarter of 1994
(40%), compared  to  the  first quarter  of  1993  (36%).   This relationship
also  increased  the  average  net interest margin.

Mutual Fund Service Fees
- - ------------------------

   Mutual fund service fees increased $13 million, or 64%, to $34 million in the first quarter of 1994 from the comparable period in 1993 primarily due to growth in customer assets. Most of these fees are earned for services provided by subsidiaries of the Company to proprietary money market mutual funds. Fees earned for providing record keeping and shareholder services relating to customer assets purchased through Schwab's no-transaction-fee Mutual Fund OneSource (trademark) service also contributed to the increase.
    Schwab's proprietary funds, collectively referred to as the SchwabFunds (registered trademark), include money market funds, bond funds and equity index funds. Customer assets invested in the SchwabFunds averaged $16.8 billion during the first quarter of 1994 compared to $12.0 billion during the first quarter of 1993.
    During the first quarter of 1994, mutual fund trades placed through the Mutual Fund OneSource service averaged 15,300 per day, including 1,000 trades per day in SchwabFunds. Since trades handled through the Mutual Fund OneSource service do not generate commission revenue, they are not included in agency trade totals. Customer mutual fund assets purchased through the Mutual Fund OneSource service, excluding SchwabFunds, totaled $9.5 billion at March 31, 1994, up 217% from a year ago.
    To  help  attract  and  retain  customer  assets  in  a  highly  competitive environment, the Company previously agreed to absorb all or part of the operating expenses of many of the SchwabFunds during their first months of operations and waive certain fees. In certain cases, the Company continues to waive fees and absorb expenses beyond the original agreement. Although these actions do not ensure that fund balances will continue to grow at historic rates, management believes the long-term benefits derived from the growth in fund balances will outweigh the unfavorable impact on current earnings caused by these actions.

Expenses Excluding Interest
- - ---------------------------

    Total operating expenses excluding interest for the first quarter of 1994 were $224 million, 28% over the first quarter of 1993. Compensation and benefits expense for the first quarter of 1994 increased $26 million, or 27%, to $121 million as additional employees were hired in response to the growth in Schwab's active customer base. Employees, including full-time, part-time, and temporary employees and persons employed on a contract basis, totaled approximately 6,700 at March 31, 1994 compared to 4,900 at March 31, 1993.
    Communications expense increased $6 million, or 28%, to $28 million from the prior year's first quarter primarily due to higher postage and printing costs reflecting increased customer account openings, servicing activity and promotional mailings. Higher trading and customer call volumes contributed to higher telephone, financial news and securities quotation services expenses.
    Occupancy and equipment expense increased $4 million, or 24%, to $21 million from the prior year's first quarter primarily due to increased rental and maintenance costs resulting from branch and customer telephone service center expansion and to additional equipment rental and software costs.
    Depreciation and amortization expense increased $3 million, or 32%, to $13 million from the prior year's first quarter as newly acquired data processing related assets and leasehold improvements increased the Company's depreciable fixed asset base from the year-ago period.
    Commissions, clearance and floor brokerage expense increased $2 million, or 17%, to
                                         - 9 -

$13 million from the prior year's first quarter due primarily to an increase in trading volume handled by M&S.
    Advertising and market development expense increased $2 million, or 26%, to $12 million from the prior year's first quarter as the Company increased spending on network and cable television and radio advertising.
    Professional services expense increased $3 million, or 98%, to $6 million from the prior year's first quarter due primarily to increases in consulting fees relating to various company development projects and to an increase in legal expenses.
    The Company currently expects it will need less customer-service capacity than that utilized during the first quarter of 1994. Accordingly, the Company has recently initiated steps to reduce staffing-related and other expenses to levels consistent with lower expected trading volumes.

Income Taxes
- - ------------

    The Company's effective income tax rate for the first three months of 1994 was 39.9% compared to 42.4% for the comparable period in 1993. This decline in the effective rate is primarily due to changes in the Company's estimate of the anticipated tax effects of the amortization of certain intangible assets (see discussion of the Supreme Court's April 1993 ruling in Newark Morning Ledger below).
    In January 1992, the Company filed a petition in U.S. Tax Court refuting a claim for additional Federal income tax asserted by the Internal Revenue Service
(IRS) in December 1991. The asserted additional tax of $28 million, excluding interest, arises from the IRS' audit of the tax periods ended March 31, 1988 and December 31, 1988. Substantially all the asserted additional tax relates to the deductions claimed by the Company for depreciation and amortization of tangible and intangible assets received in the Company's 1987 acquisition of Schwab. The issues being contested in the Tax Court by the Company with respect to the periods audited by the IRS extend to the Company's tax years ended December 31, 1989 through 1993.
    Of the $28 million additional tax asserted by the IRS against the Company, approximately $11 million relates to deductions derived from the amortization of customer lists. In April 1993, the U. S. Supreme Court ruled in Newark Morning Ledger Co. v. U.S. that in appropriate circumstances a taxpayer may amortize the cost of certain intangible assets (such as customer lists) over the useful life of such assets. While the Supreme Court's decision in Newark Morning Ledger confirms the Company's ability to amortize for tax purposes certain of its intangible assets, issues involving the valuation of these intangible assets remain unresolved in the Company's case with the IRS.
    Management believes that these matters will be resolved without a material adverse effect on the Company's financial position.


                         Liquidity and Capital Resources

Liquidity

Schwab

   Most of Schwab's assets are liquid, consisting primarily of short-term (i.e., less than 90 days) investment-grade, interest-earning investments (a substantial portion of which are segregated for the exclusive benefit of customers pursuant to regulatory requirements) and receivables from customers and broker-dealers. Customer margin loans are demand loan obligations secured by readily marketable securities. Receivables from and payables to other brokers, dealers and clearing organizations primarily represent current open transactions, which usually settle or can be closed out within a few days.
    Liquidity needs relating to customer trading and margin borrowing activities are met primarily through cash balances in customer accounts, which totaled $6.3 billion at March 31, 1994, up 10% from the December 31, 1993 level of $5.7 billion.

Earnings from Schwab's operations are the primary source of liquidity for capital expenditures and investments in new services, marketing and technology. Management believes that customer cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
    To manage Schwab's regulatory capital position, CSC provides Schwab with a $180 million subordinated revolving credit facility maturing in September 1995, of which $108 million was outstanding at March 31, 1994. At quarter end, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from CSC maturing in 1995 and 1996. For use in its brokerage operations, Schwab also maintains uncommitted bank credit lines totaling $415 million, of which $335 million is available on an unsecured basis. Schwab used such borrowings for 11 days during the first three months of 1994, with the daily amounts borrowed averaging $35 million. These lines were unused at March 31, 1994.

M&S

    M&S' liquidity needs are generally met through earnings generated by its operations. Most of M&S' assets are liquid, consisting primarily of cash and equivalents, receivables from brokers, dealers and clearing organizations and marketable securities. M&S may borrow up to $10 million under a subordinated lending arrangement with CSC. Borrowings under this arrangement qualify as regulatory capital for M&S. This credit facility has never been used.

The Charles Schwab Corporation

    CSC's liquidity needs are generally met through cash generated by its subsidiaries. Schwab and M&S are the principal sources of this liquidity and are subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations would prohibit Schwab and M&S from repaying subordinated borrowings to CSC, paying cash dividends, or making any unsecured advances or loans to CSC or employees if such payment would result in net capital for such subsidiary of less than 5% of its aggregate debit balances or less than 120% of its minimum dollar amount requirement of $1 million. At March 31, 1994, Schwab had $283 million of net capital (10.4% of aggregate debit balances), which was $229 million in excess of its minimum required net capital. At March 31, 1994, M&S had $14 million of net capital (214% of aggregate debit balances), which was $13 million in excess of its minimum required net capital. Management believes that funds generated by Schwab's and M&S' operations will continue to be the primary funding source in meeting CSC's liquidity needs and maintaining Schwab's and M&S' net capital.
    In addition to liquidity needed by the broker-dealer subsidiaries, CSC has individual liquidity needs that arise from its long-term debt, which includes $150 million of its Senior Medium-Term Notes, Series A (Medium-Term Notes). The Medium-Term Notes have maturities ranging from three to ten years and fixed interest rates ranging from 4.9% to 6.3% with interest payable semiannually.
    CSC has a $35 million Senior Term Loan due in March 1995. An interest rate exchange arrangement has been used to convert the loan's variable interest rate to a fixed rate of 6.9%. The loan contains covenants, among others, that require CSC to maintain minimum levels of stockholders' equity, and require Schwab and M&S to maintain minimum levels of net capital as defined.
    In June 1993, CSC renewed its $225 million committed unsecured credit facility with a group of twelve banks. The funds are available for general corporate purposes and CSC pays a commitment fee on the unused balance. The terms of this credit facility require CSC to maintain minimum levels of stockholders' equity and Schwab to maintain minimum levels of net capital as
defined.   This credit facility has never been used.
    On April 12, 1994, the SEC declared effective
a Registration Statement filed by CSC covering the issuance of up to $100 million aggregate principal amount of debt securities, which may be issued by CSC from time to time as senior or senior subordinated debt securities, and may carry fixed or variable interest rates. The net proceeds of the sale of the debt securities will be used for general corporate purposes.
    On April 14, 1994, a Prospectus Supplement covering the issuance of up to $100 million in Senior or Senior Subordinated Medium-Term Notes, Series A, pursuant to the Registration Statement was filed with the SEC. Currently, there are no securities issued under this Prospectus Supplement.

Cash Flows

    Cash  provided by operating activities was $89 million for  the  first three months of 1994, up 38% from $65 million for the first three months of 1993. During 1994's first quarter period, the Company invested $15 million in equipment, office facilities and property as it continued to expand its branch office network and customer telephone service center facilities and improve its data processing and telecommunications systems. The Company opened its fourth customer telephone service center in January 1994.
    During the first three months of 1994, the Company repurchased and recorded as treasury stock a total of 700,000 shares of its common stock for $19 million. From April 1, 1994, through May 9, 1994, the Company repurchased an additional 250,000 shares of its common stock for $7 million. Currently, the Company has authorization from its Board of Directors to repurchase a total of 1,325,000 additional shares of its common stock.
    In January 1994, the Board of Directors announced an increase in the quarterly cash dividend from $.05 per share to $.07 per share. During the first three months of 1994, the Company paid common stock cash dividends totaling $4 million, up from $2 million paid during the first three months of 1993.

Capital Adequacy

    The Company's stockholders' equity at March 31, 1994 totaled $392 million. In addition to its equity, the Company had long-term borrowings of $185 million that bear interest at a weighted average rate of 6.0%. These borrowings, together with the Company's equity, provided total financial capital of $577 million at March 31, 1994.
    The Company monitors its financial leverage and the adequacy of its capital base relative to the level and composition of its assets using various financial measures. One of these measures is the ratio of total assets to total stockholders' equity. At March 31, 1994, the ratio of total assets to total stockholders' equity was 19 to 1 compared to a ratio of 18 to 1 at December 31, 1993. Over 90% of the Company's total assets relate to customer activity (primarily margin loans and segregated investments). Given the Company's intention of continuing to maintain an appropriate capital base as customer balances grow, management believes that the Company's present level of equity could support up to $3 billion of additional assets relating to customer activity.


PART  II  -  OTHER  INFORMATION

Item 1. Legal Proceedings

    Discussed in Notes to Condensed Consolidated Financial Statements under Contingent Liabilities in Part I, Item 1, and under Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, under Income Taxes, and incorporated herein by reference.

Item 2. Changes in Securities

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5. Other Information

    In March 1994, David S. Pottruck, President of the Company, was named to the additional positions of Chief Operating Officer of the Company and member of the Company's Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K:

    On April 14, 1994, the Registrant filed a Current Report on Form 8-K relating to up to $100 million aggregate principal amount of debt
    securities issuable by  the  Registrant   pursuant  to  Registration
    Statement Number 33-50923 declared effective by the SEC on April 12, 1994. Certain exhibits relating to Medium Term Notes, Series A, issuable pursuant to the Registration Statement are contained in the Current Report.

(b) The following exhibits are filed as part of this quarterly report on Form 10-Q.


Exhibit
Number          Exhibit
- - -----------------------------------------
 4.2*

11.1    Computation   of   Earnings   per
        Common Equivalent Share.

12.1    Computation of Ratio of  Earnings
        to Fixed Charges.



* Neither the Registrant nor its subsidiaries are parties to any instrument with respect to long-term debt for which securities authorized thereunder exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be provided to the SEC upon request.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           THE  CHARLES  SCHWAB  CORPORATION
                                                      (Registrant)




Date:  May 13, 1994                                A. John Gambs /s/
                                          ----------------------------------
                                                     A. John Gambs
                                          Executive Vice President - Finance,
                                              and Chief Financial Officer

                                                       EXHIBIT 11.1

                THE CHARLES SCHWAB CORPORATION

     Computation of Earnings per Common Equivalent Share
           (In thousands, except per share amounts)
                         (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                           1994          1993
                                                           ----          ----

Net Income                                               $38,190        $35,392
===============================================================================


Shares
    Weighted average number of common
        shares outstanding                                56,977         57,289
    Common stock equivalent shares
        related to option plans                            1,826          1,695
- - -------------------------------------------------------------------------------
    Weighted average number of common and
        common equivalent shares outstanding              58,803         58,984
===============================================================================

Earnings per Common Equivalent Share                     $   .65        $   .60
===============================================================================

                                                                  EXHIBIT 12.1



                        THE CHARLES SCHWAB CORPORATION

              Computation of Ratio of Earnings to Fixed Charges
                   (Dollar amounts in thousands, unaudited)


                                                                Three Months Ended
                                                                     March 31,
                                                               1994           1993
                                                               ----           ----

Earnings before income taxes                                  $ 63,544        $61,391
- - -------------------------------------------------------------------------------------


Fixed charges:
   Interest expense - customer                                  30,949         29,245
   Interest expense - other                                      4,281          4,407
   Interest portion of rental expense                            4,031          3,664
- - -------------------------------------------------------------------------------------
   Total fixed charges (a)                                      39,261         37,316
- - -------------------------------------------------------------------------------------

Earnings before income taxes and fixed charges (b)            $102,805        $98,707
=====================================================================================

Ratio of earnings to fixed charges (b) (divided by) (a)*           2.6            2.6
=====================================================================================

Ratio of earnings to fixed charges as adjusted**                   8.6            8.6
=====================================================================================




 * The ratio of earnings to fixed charges is calculated in a manner consistent with SEC requirements. For such purposes, "earnings" consist of earnings before income taxes and fixed charges. "Fixed charges" consist of interest expense incurred on payables to customers, subordinated borrowings, term debt, capitalized interest, and one-third of rental expense, which is estimated to be representative of the interest factor.


** Because interest expense incurred in connection with payables to customers is completely offset by interest revenue on related investments and margin loans, the Company considers such interest to be an operating expense.
    Accordingly, the ratio of earnings to fixed charges as adjusted reflects the elimination of such interest expense as a fixed charge.