Form 10-Q
period 1994-06-30
SCHWAB CHARLES CORP
filed 1994-08-12
CIK 316709

                             UNITED  STATES
                  SECURITIES  AND  EXCHANGE  COMMISSION
                         Washington, D.C.  20549


                               FORM  10-Q


         QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
               OF  THE  SECURITIES  EXCHANGE  ACT  OF 1934



For the quarterly period ended June 30, 1994      Commission file number 1-9700



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

            56,828,614 shares of $.01 par value Common Stock
                     Outstanding on August 8, 1994

                 THE  CHARLES  SCHWAB  CORPORATION

                   Quarterly Report on Form 10-Q
                For the Quarter Ended June 30, 1994

                               Index

                                                                     Page
                                                                     ----
     Part I - Financial Information

       Item 1. Condensed Consolidated Financial Statements:

                 Statement of Income                                  1
                 Balance Sheet                                        2
                 Statement of Cash Flows                              3
                 Notes                                               4-5

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   6-15


     Part II - Other Information

       Item 1. Legal Proceedings                                      15

       Item 2. Changes in Securities                                  15

       Item 3. Defaults Upon Senior Securities                        15

       Item 4. Submission of Matters to a Vote of Security Holders   15-16

       Item 5. Other Information                                      16

       Item 6. Exhibits and Reports on Form 8-K                       16


     Signature                                                        17

                          Part 1 - FINANCIAL INFORMATION
               Item 1.  Condensed Consolidated Financial Statements



                          THE CHARLES SCHWAB CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                      Three Months Ended        Six Months Ended
                                                           June 30,                  June 30,
                                                      1994         1993          1994        1993
                                                      ----         ----          ----        ----
Revenues
    Commissions                                     $131,449     $135,658     $292,434    $279,108
    Principal transactions                            40,176       39,336       90,465      79,817
    Interest revenue, net of interest expense (1)     40,125       28,430       75,987      54,506
    Mutual fund service fees                          38,677       23,118       72,445      43,696
    Other                                              7,767        5,885       14,768      11,616
- - --------------------------------------------------------------------------------------------------
Total                                                258,194      232,427      546,099     468,743
- - --------------------------------------------------------------------------------------------------

Expenses Excluding Interest
    Compensation and benefits                        106,614       93,438      227,634     188,832
    Communications                                    28,041       22,928       56,180      44,986
    Occupancy and equipment                           21,749       18,184       42,710      35,139
    Depreciation and amortization                     13,880       10,759       26,392      20,232
    Commissions, clearance and floor brokerage        11,169       10,437       23,695      21,159
    Advertising and market development                 9,042       10,367       20,838      19,750
    Professional services                              5,102        3,991       10,668       6,802
    Other                                              9,378       10,350       21,219      18,479
- - --------------------------------------------------------------------------------------------------
Total                                                204,975      180,454      429,336     355,379
- - --------------------------------------------------------------------------------------------------

Income before taxes on income                         53,219       51,973      116,763     113,364
Taxes on income                                       21,060       20,370       46,414      46,369
- - --------------------------------------------------------------------------------------------------

Net Income                                         $  32,159    $  31,603    $  70,349   $  66,995
==================================================================================================

Weighted average number of common and
    common equivalent shares outstanding              58,353       59,303       58,577      59,144
==================================================================================================

Earnings per Common Equivalent Share               $     .55    $     .53    $    1.20   $    1.13
==================================================================================================

Dividends Declared per Common Share                $     .07    $     .05    $     .14   $     .09
==================================================================================================


(1)  Interest revenue is presented net of interest expense.  Interest expense for the three months ended June 30, 1994 and 1993 was $43,100 and $32,178, respectively.
     Interest expense for the six months ended June 30, 1994 and 1993 was $78,330 and
     $65,830, respectively.


See Notes to Condensed Consolidated Financial Statements.

                             THE CHARLES SCHWAB CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEET
                           (In thousands, except share data)

                                                                              June 30,           December 31,
                                                                                1994                 1993
                                                                                ----                 ----
                                                                            (Unaudited)
                                                                            -----------
Assets
Cash and equivalents (including resale agreements of $130,000 in 1994
    and $120,000 in 1993)                                                   $  333,694          $  279,828
Cash and investments required to be segregated under Federal or other regulations (including resale agreements of $3,624,962 in 1994
    and $3,267,440 in 1993)                                                  3,774,833           3,676,319
Receivable from brokers, dealers and clearing organizations                     73,475              71,616
Receivable from customers (less allowance for doubtful accounts
    of $2,662 in 1994 and $2,229 in 1993)                                    2,787,366           2,553,255
Equipment, office facilities and property (less accumulated depreciation
    and amortization of $161,864 in 1994 and $143,339 in 1993)                 138,173             136,440
Customer lists (less accumulated amortization of $135,213 in 1994
    and $130,434 in 1993)                                                       32,335              37,114
Other assets                                                                   125,957             141,945
- - -----------------------------------------------------------------------------------------------------------

Total                                                                       $7,265,833          $6,896,517
===========================================================================================================

Liabilities and Stockholders' Equity
Drafts payable                                                              $  118,986          $  123,384
Payable to brokers, dealers and clearing organizations                         353,512             303,981
Payable to customers                                                         6,025,465           5,745,783
Accrued expenses                                                               160,673             158,866
Long-term and subordinated borrowings                                          186,718             185,330
- - -----------------------------------------------------------------------------------------------------------
Total liabilities                                                            6,845,354           6,517,344
- - -----------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Preferred stock--10,000,000 shares authorized; $.01 par value per share; none issued
    Common stock--200,000,000 shares authorized; $.01 par value per share;
        59,486,680 shares in 1994 and 1993                                         595                 595
    Additional paid-in capital                                                 161,661             161,052
    Retained earnings                                                          315,936             253,692
    Treasury stock--2,335,366 shares in 1994 and
        1,649,478 shares in 1993, at cost                                      (45,184)            (23,153)
    Note receivable from Profit Sharing Plan                                    (1,467)            (13,013)
    Unearned ESOP Shares                                                       (11,062)
- - -----------------------------------------------------------------------------------------------------------
Stockholders' equity                                                           420,479             379,173
- - -----------------------------------------------------------------------------------------------------------

Total                                                                       $7,265,833          $6,896,517
===========================================================================================================



See Notes to Condensed Consolidated Financial Statements.

                                   THE CHARLES SCHWAB CORPORATION

                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (In thousands)
                                             (Unaudited)

                                                                          Six Months Ended
                                                                              June 30,
                                                                       1994            1993
                                                                       ----            ----
Cash flows from operating activities
Net income                                                          $  70,349       $  66,995
    Noncash items included in net income:
        Depreciation and amortization                                  26,392          20,232
        Deferred income taxes                                           8,769          (3,484)
        Other                                                             401             262
    Change in accrued expenses                                          4,965          29,225
    Change in other assets                                              6,510          (3,250)
- - ----------------------------------------------------------------------------------------------
Net cash provided before change in customer-related balances          117,386         109,980
- - ----------------------------------------------------------------------------------------------

Change in customer-related balances:
    Payable to customers                                              279,682          34,934
    Receivable from customers                                        (234,544)       (308,625)
    Drafts payable                                                     (4,398)        (12,293)
    Payable to brokers, dealers and clearing organizations             49,531          68,983
    Receivable from brokers, dealers and clearing organizations        (1,859)        (13,159)
    Cash and investments required to be segregated under
        Federal or other regulations                                  (98,514)        206,494
- - ----------------------------------------------------------------------------------------------
Net change in customer-related balances                               (10,102)        (23,666)
- - ----------------------------------------------------------------------------------------------
Net cash provided by operating activities                             107,284          86,314
- - ----------------------------------------------------------------------------------------------

Cash flows from investing activities
Purchase of equipment, office facilities and property - net           (20,615)        (40,785)
- - ----------------------------------------------------------------------------------------------
Net cash used by investing activities                                 (20,615)        (40,785)
- - ----------------------------------------------------------------------------------------------

Cash flows from financing activities
Purchase of treasury stock                                            (25,865)
Dividends paid                                                         (8,042)         (5,174)
Repayment of long-term and subordinated borrowings                       (455)           (856)
Proceeds from short-term borrowings                                                     5,000
Other                                                                   1,559             706
- - ----------------------------------------------------------------------------------------------
Net cash used by financing activities                                 (32,803)           (324)
- - ----------------------------------------------------------------------------------------------

Increase in cash and equivalents                                       53,866          45,205
Cash and equivalents at beginning of period                           279,828         204,290
- - ----------------------------------------------------------------------------------------------
Cash and equivalents at end of period                               $ 333,694       $ 249,495
==============================================================================================




See Notes to Condensed Consolidated Financial Statements.

                            THE  CHARLES  SCHWAB  CORPORATION

               NOTES  TO  CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
                                      (Unaudited)


Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements include The Charles Schwab Corporation (CSC) and its subsidiaries (collectively the Company), including Charles Schwab & Co., Inc. (Schwab) and Mayer & Schweitzer, Inc. (M&S). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1993 Annual Report to Stockholders that are incorporated by reference in the
Company's  1993  Annual Report on Form 10-K, and  included  in  the
Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994.
    Revenues are presented net of interest expense. Certain 1993 revenues and expenses have been reclassified to conform to the 1994 presentation.

Stock Repurchases

   During the first six months of 1994, the Company repurchased and recorded as treasury stock a total of 950,000 shares of its common stock for $26 million.

Contingent Liabilities

    In January 1992, the Company filed a petition in U.S. Tax Court refuting a claim for additional Federal income tax asserted by the
Internal  Revenue  Service (IRS) in December  1991.   The  asserted
additional tax of $28 million, excluding interest, arises from  the
IRS' audit of the tax periods ended March 31, 1988 and December 31,
1988.   Substantially all the asserted additional  tax  relates  to deductions claimed by the Company for depreciation and amortization of  tangible  and intangible assets received in the Company's  1987
acquisition  of  Schwab.   The  contested  issues  extend  to   the
Company's taxable years ended December 31, 1989 through 1993.
    Of  the  $28 million additional tax asserted by the IRS against the Company, approximately $11 million relates to deductions derived from the amortization of customer lists. In April 1993, the  U.S. Supreme Court ruled in Newark Morning Ledger Co. v.  U.S.
that  in appropriate circumstances a taxpayer may amortize the cost of  certain  intangible assets (such as customer  lists)  over  the useful life of such assets.  While the Supreme Court's decision  in
Newark  Morning Ledger confirms the Company's ability  to  amortize for tax purposes certain of its intangible assets, issues involving the valuation of these intangible assets remain unresolved in the Company's case with the IRS.
    Management believes that these matters will be resolved without a material adverse effect on the Company's financial position.
    M&S has been named as a defendant and/or one of several representatives of an alleged defendant class consisting of market makers for Nasdaq securities in an estimated twenty class actions, nineteen of which were filed in Federal District Court between May 27, 1994 and July 29, 1994. Each class action purports to be brought on behalf of certain purchasers and sellers of Nasdaq securities for
varying periods back to 1989 through the date of the complaints.   The
complaints generally  allege an  illegal combination  and conspiracy among the defendant market makers to fix and maintain the spreads between the bid and ask prices of Nasdaq securities.
    None  of the complaints sets forth any specific conduct by  M&S and none requests any specific amount of damages, although all request that the actual damages be trebled where permitted by statute.
    Motions have been filed to consolidate the cases pending in Federal District Court. The ultimate outcome of these actions cannot currently
be determined  and  no provision   for   liability  has  been  made  in
these   financial statements.
   In the normal course of its margin lending activities, Schwab is contingently liable to the Options Clearing Corporation for the margin requirement of customer margin securities transactions.
Such margin requirement is secured by a pledge of customers' margin securities. This contingent liability was $62 million at June 30, 1994.

Regulatory Requirements

   Schwab and M&S are subject to the SEC's Uniform Net Capital Rule and each computes net capital under the alternative method permitted by this Rule, which requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from customer transactions or a minimum dollar amount, which is based on the type of business conducted by the broker-dealer. The minimum dollar amount for both Schwab and M&S is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement. At June 30, 1994, Schwab's net capital was $314 million (11% of aggregate debit balances), which was $257 million in excess of its minimum required net capital and $171 million in excess of 5% of aggregate debit balances. At June 30, 1994, M&S' net capital was $11 million (183% of aggregate debit balances), which was $10 million in excess of its minimum required net capital.
    In accordance with the requirements of SEC Rule 15c3-3, Schwab had a portion of its cash and investments segregated for the exclusive benefit of customers at June 30, 1994. Under Rule 15c3-3, M&S had no cash reserve requirement at June 30, 1994.

Cash Flow Information

   Certain investing and financing activities of the Company affect its financial position but do not affect cash flows. The following table summarizes those transactions (in thousands):

                                               Six Months
                                                  Ended
                                                 June 30,
                                           1994          1993
                                           ----          ----

Equipment, office facilities
 and property financed                    $1,843        $1,490
                                          ======        ======

Common stock issued to
 Profit Sharing Plan for a
 note receivable                                       $15,000
                                                       =======

Termination of capital
 lease obligation                                       $1,348
                                                        ======

Transfer of par value on stock
 issued on three-for-two
 stock dividend                                           $198
                                                          ====

    Certain additional information regarding the cash flows of the Company follows (in thousands):

                                                 Six Months
                                                   Ended
                                                  June 30,
                                            1994            1993
                                            ----            ----
Income taxes paid                         $42,664          $53,949
                                          =======          =======

Interest paid:
 Customers                                $69,060          $57,032
 Long-term and
   subordinated borrowings                  5,638            7,137
 Other                                      2,837            1,979
                                          -------          -------

Total interest paid                       $77,535          $66,148
                                          =======          =======

Item 2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
           CONDITION  AND  RESULTS  OF  OPERATIONS


                              General

    The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide brokerage and related investment services to 2.8 million active (a) investors, whose assets entrusted to the Company totaled $105.9 billion at June 30, 1994. With a network of 204 branch offices, the Company's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is physically represented in 46 states, the Commonwealth of Puerto Rico and the United Kingdom. Mayer & Schweitzer, Inc. (M&S), a
market   maker  in  Nasdaq  securities,  provides  trade  execution services to institutional clients and broker-dealers.
    The Company's business, like that of other securities brokerage firms, is directly affected by fluctuations in volumes and price levels in securities markets, which are in turn affected by many national and international economic and political factors that
cannot   be   predicted.   Transaction-based  revenues,   primarily
commission  and  principal  transaction  revenues,  represent   the
majority of the Company's revenues. In the short term, most of the Company's expenses do not vary directly with fluctuations in securities trading volume and do not increase or decrease quickly,
which   could   result   in  the  Company  experiencing   increased
profitability   with  rapid  increases  in  revenue,   or   reduced
profitability (or losses) in the event of a material reduction in revenues.
    Due to the factors discussed above, the results of any interim period are not necessarily indicative of results for a full year, and it is not unusual for the Company to experience significant variations in quarterly revenue growth. In addition, these factors may subject the Company's future earnings and common stock price to significant volatility.

                 Three Months Ended June 30, 1994
                  Compared To Three Months Ended
                           June 30, 1993

Summary
- - -------

   Net income for the second quarter of 1994 totaled $32 million or
$.55 per share compared with net income of $32 million or $.53  per share for the second quarter of 1993.
    Second  quarter 1994 revenues were $258 million,  up  11%  from
$232  million  for  the second quarter of 1993,  primarily  due  to increases  in  mutual fund service fees and net  interest  revenue, partially offset by a decrease in commission revenues.  Mutual  fund
service  fees  increased 67% due to growth in fund  balances.   Net
interest revenue increased 41% mainly due to increases in customer cash balances and margin loans to customers. Commission revenues decreased 3% due to a decrease in average commission per trade.
    Assets in customer accounts totaled $105.9 billion at June 30, 1994, $26.7 billion, or 34%, more than a year ago primarily resulting from increases in customer assets in Schwab's Mutual Fund
Marketplace (registered trademark) of $10.9 billion and increases in customers' equity securities of $6.9 billion. Total customer assets at June 30, 1994 included $24.7 billion in cash and money market mutual funds compared to $17.4 billion a year earlier.
    Total operating expenses excluding interest during the second quarter of 1994 were $205 million, up 14% from the second quarter of 1993. The higher expenses primarily related to additional staff and office facilities to support the Company's expansion and to higher volume-related expenses such as communications expense. These higher volume-related expenses resulted from an increase in total Company trading volume, which includes trades handled through Schwab's Mutual Fund OneSource (trademark) service.
In the second quarter of 1994 total Company trading volume was


(a)  Accounts with balances or activity within the preceding twelve months.

2.9 million trades, up 30% from the second quarter of 1993. Declines in variable compensation during the second quarter of 1994 partially offset increases in other expense categories. During the second quarter of 1994, the Company opened four new branch offices including a branch in the Commonwealth of Puerto Rico.
    The profit margin for the second quarter of 1994  was 12%, down from 14% for the second quarter of 1993.  The decline  in profit margin is mainly due to higher staffing levels relative  to customer
trading  activity experienced  during  the  period.   The annualized
return on stockholders' equity for the second quarter of 1994  was  31%, down from 40% for the second quarter of 1993, reflecting the Company's higher equity base in 1994's second quarter.
    During  the  second quarter of 1994, the Company experienced  a decline in customer trading activity relative to that of the  first
quarter  of  1994.   In  response  to  this  decline,  the  Company
instituted  reductions in certain staffing and other expenses relating  to customer service capacity.
   As the Company enters the third quarter of 1994, it continues to experience slowed customer trading activity. Average daily retail agency trading volume for July of 1994 was down approximately 11% from
July  of  1993.   The Company continues to evaluate cost  reduction
measures that could be undertaken without reducing customer service capacity to levels that are inconsistent with expected customer trading activity. However, such cost reduction measures are unlikely to offset completely the impact of continued lower customer trading volume on profit margins.

Commissions
- - -----------

    Schwab  executes commission transactions for  customers  on  an
agency  basis.   Commission revenues totaled $131 million  for  the
second quarter of 1994, down 3% from the second quarter of 1993. Retail agency commissions, which include commissions relating to retail customer accounts handled by financial advisors, constituted approximately 96% of total commissions. Remaining commissions represent business done with institutional customers. Commissions earned on retail agency trades totaled $126 million on an average daily retail agency trade level of 28,300 trades in the second quarter of 1994, compared with commission revenue of $130 million on an average daily retail agency trade level of 27,500 for the comparable period in 1993. The following table shows a comparison of certain factors that influence retail agency commission revenues:

- - ----------------------------------------------------------------------
                                           Three Months
                                              Ended
                                             June 30,          Percent
                                        1994        1993       Change
- - ----------------------------------------------------------------------

Number of retail agency customer
 accounts that traded during
 the quarter (in thousands)              590         553          7%
Average number of retail agency
 transactions per account
 that traded                            2.98        3.14         (5)
Total number of retail agency
 transactions (in thousands)           1,757       1,735          1
Average commission per
 retail agency transaction            $71.44      $74.92         (5)
Total retail agency commission
 revenues (in millions)               $  126      $  130         (3)
=======================================================================
Note:  The above table excludes customer transactions in
       Schwab's Mutual Fund OneSource (trademark) service.


    The  total  number  of retail agency transactions  executed  by
Schwab  increased  1% from the second quarter of 1993  as  Schwab's customer base continued to grow.  Schwab added 210,000 new customer accounts during the second quarter of 1994, compared to 175,000 new accounts  during the second quarter of 1993.  The number  of  total active  customer accounts increased 22% from the year-ago level  to
2.8 million at June 30, 1994.
   Average commission per retail agency trade has declined from the year-ago level as the proportion of trades in lower commission  per
trade  products,  such  as mutual funds, has  increased.   This  is
primarily  the  result of Schwab's success in
attracting customer mutual fund business, as well as  strong  price
competition, particularly   with   respect   to customer   equity
securities transactions, which yield a higher average commission per trade. In addition, Schwab recently expanded its special services program offered to customers that meet certain annual thresholds of trading activity.
The expansion of this program, which includes discounts from Schwab's standard retail commission rates, is intended to attract and retain customers that trade frequently.

Principal Transactions
- - ----------------------

    During the second quarter of 1994, principal transaction revenues increased $1 million, or 2%, from the comparable period in 1993 to $40 million, primarily due to an increase in trading volume
handled  by  M&S.   As  a  market maker in Nasdaq  securities,  M&S
generally  executes  customer orders as  principal.   Factors  that
influence  revenues from principal transactions include the  volume
of  orders  and shares executed, and market price volatility.   M&S
processes substantially all Nasdaq security trades originated by the customers of Schwab.
     On July 11, 1994, the Securities and Exchange Commission (SEC)
approved    a   National   Association   of   Securities    Dealers
Interpretation to its Rules of Fair Practice governing the way in which market makers in over-the-counter securities handle the execution of limit orders accepted from customers. While this Interpretation will have an adverse impact on principal transaction revenues in the short term, management expects to undertake steps that would mitigate the impact on net income of this Interpretation over the long term.


Interest Revenue, Net of Interest Expense
- - -----------------------------------------

    Interest revenue net of interest expense increased $12 million, or 41%, to $40 million from the prior year's second quarter as shown in the following table (in millions):

- - ------------------------------------------------------
                                        Three Months
                                           Ended
                                          June 30,
                                     1994         1993
- - ------------------------------------------------------

Interest Revenue
Investments, customer-related         $38          $27
Margin loans to customers              43           32
Other                                   2            1
- - ------------------------------------------------------
Total                                  83           60
- - ------------------------------------------------------

Interest Expense
Customer cash balances                 38           28
Long-term and subordinated
 borrowings                             3            3
Other                                   2            1
- - ------------------------------------------------------
Total                                  43           32
- - ------------------------------------------------------

Interest Revenue, Net of
 Interest Expense                     $40          $28
======================================================

    Customer-related average daily balances, interest rates, and average net interest margin for the second quarters of 1994 and 1993 are summarized in the following table (dollars in millions):

- - -------------------------------------------------------------------
                                                 Three Months Ended
                                                     June 30,
                                                1994           1993
- - -------------------------------------------------------------------
Earning Assets (customer-related):
Investments:
   Average balance outstanding                $4,005         $3,400
   Average interest rate                       3.79%          3.19%
Margin loans to customers:
   Average balance outstanding                $2,732         $2,133
   Average interest rate                       6.38%          6.00%
Average yield on earning assets                4.84%          4.28%

Funding Sources (customer-related
    and other):
Interest-bearing customer cash balances:
   Average balance outstanding                $5,525         $4,602
   Average interest rate                       2.79%          2.42%
Other interest-bearing sources:
   Average balance outstanding                $  339         $  283
   Average interest rate                       2.79%          4.36%
Average noninterest-bearing portion           $  873         $  648
Average interest rate on funding sources       2.43%          2.23%

Summary:
   Average yield on earning assets             4.84%          4.28%
   Average interest rate on funding sources    2.43%          2.23%
- - -------------------------------------------------------------------
Average net interest margin                    2.41%          2.05%
===================================================================

    Interest  revenue  from customer-related investments  increased
$11 million due to an 18% increase in average balances outstanding, and  a  60 basis point increase in the average interest rate earned on such investments. Interest earned on margin loans to customers increased $11 million as average margin balances increased 28% and the average interest rate earned on such balances increased 38 basis points. Interest expense on customer cash balances increased
$10  million due to a 20% increase in average balances outstanding, and  a  37 basis point increase in average interest rates  paid  on these balances.
    The  average net interest margin pertaining to customer-related earning  assets  and  related funding sources  increased  36  basis
points  over  that  of 1993's second quarter  to  2.41%.   This  is
primarily due to sharper increases in average interest rates with respect to investments compared to average interest rates on funding sources.

Mutual Fund Service Fees
- - ------------------------

    Mutual fund service fees increased $16 million, or 67%, to $39 million in the second quarter of 1994 from the comparable period in 1993 primarily due to growth in customer assets. Most of these fees are earned for services provided by subsidiaries of the Company to proprietary money market mutual funds. A reduction in the amount of fees waived by the Company also contributed to the increase
in mutual fund service fees.  An increase  in revenue   earned  for
providing record keeping and shareholder services relating to customer assets purchased through Schwab's Mutual Fund OneSource (trademark) service also contributed to the increase.
    Schwab's proprietary funds, collectively referred to as the SchwabFunds (registered trademark), include money market funds, bond funds and equity index funds. Customer assets invested in the SchwabFunds averaged $19.6 billion during the second quarter of 1994 compared to $13.1 billion during the second quarter of 1993.
    During the second quarter of 1994, mutual fund trades placed through the Mutual Fund OneSource service averaged 14,400 per day,
including  1,100  trades  per  day in  SchwabFunds.   Since  trades
handled through the Mutual Fund OneSource service do not generate commission revenue, they are not included in agency trade totals. Customer mutual fund assets purchased through the Mutual Fund OneSource service, excluding SchwabFunds, totaled $10.4 billion at June 30, 1994, up 160% from a year ago.

Expenses Excluding Interest
- - ---------------------------

    Total operating expenses excluding interest for the second quarter of 1994 were $205 million, up 14% over the second quarter of 1993. Compensation and benefits expense for the second quarter of 1994 increased $13 million, or 14%, to $107 million as additional employees were hired in response to the growth in Schwab's customer
base.   The $13 million increase is net of a $5 million decline  in variable  compensation reflecting a
decline  in  overall  financial performance.    Employees,  including
full-time,  part-time,   and temporary  employees  and persons employed
on a contract basis, totaled approximately 6,100 at June 30, 1994 compared to approximately 5,100 at June 30, 1993.
    Communications expense increased $5 million, or 22%, to $28 million from the prior year's second quarter primarily due to higher customer trading, which contributed to higher telephone,
financial   news   and  securities  quotation  services   expenses.
Increases  in  postage and printing costs reflect the  increase  in
customer   account  openings,  servicing  costs   and   promotional
mailings.
   Occupancy and equipment expense increased $4 million, or 20%, to
$22  million from the prior year's second quarter primarily due  to
19 additional branch offices, one customer telephone service center and additional equipment rental and software costs.
    Depreciation and amortization expense increased $3 million, or 29%, to $14 million from the prior year's second quarter as
additional   data   processing   related   assets   and   leasehold
improvements increased the Company's depreciable fixed asset base from the year-ago period.


                  Six Months Ended June 30, 1994
                   Compared To Six Months Ended
                           June 30, 1993

Summary
- - -------

    Net  income for the first half of 1994 totaled $70  million  or
$1.20  per share compared with net income of $67 million  or  $1.13 per share for the first half of 1993.
    First  half  1994  revenues  were $546  million,  up  17%  from
$469  million for the first half of 1993, due to increases  in  all major  revenue categories.  Mutual fund service fees increased  66%
due to growth in fund balances. Principal transaction revenues increased 13% and commission revenues increased 5% due to higher trading volume.
    Total operating expenses excluding interest during the first half of 1994 were $429 million, up 21% from the first half of 1993.
The higher expenses primarily related to additional staff and office facilities to support the Company's expansion and to higher volume-related expenses such as communications expense. These higher volume-related expenses resulted from an increase in total Company trading volume, which includes trades handled through Schwab's Mutual
Fund OneSource (trademark) service.  In the first half of 1994 total
Company trading volume was 6.1 million trades, up 38% from the first half of 1993. During the first half of 1994, the Company opened six new branch offices and a customer telephone service center.
    The profit margin for the first half of 1994 was 13%, down from 14% for the first half of 1993. The decline in profit margin is mainly due to higher staffing levels relative to trading volume experienced. The annualized return on stockholders' equity for the first half of 1994 was 33%, down from 42% for the first half of 1993, reflecting the Company's higher equity base in the first half of 1994.

Commissions
- - -----------

    Commission revenues totaled $292 million for the first half of 1994, up 5% from the first half of 1993. Retail agency commissions, which include commissions relating to retail customer accounts handled by financial advisors, constituted approximately 96% of total commissions. Remaining commissions represent business done with institutional customers. Commissions earned on retail agency trades totaled $280 million on an average daily retail agency trade level of 30,800 trades in the first half of 1994, compared with commission revenue of $269 million on an average daily retail agency trade level of 28,400 for the comparable period in 1993. The following table shows a comparison of certain factors that influence retail agency commission revenues:

- - --------------------------------------------------------------------
                                             Six Months
                                               Ended
                                              June 30,       Percent
                                          1994       1993    Change
- - --------------------------------------------------------------------
Number of retail agency customer
 accounts that traded during
 the period (in thousands)                 945        842       12%
Average number of retail agency
 transactions per account
 that traded                              4.08       4.21       (3)
Total number of retail agency
 transactions (in thousands)             3,855      3,549        9
Average commission per
 retail agency transaction              $72.75     $75.76       (4)
Total retail agency commission
 revenues (in millions)                 $  280     $  269        4
====================================================================
Note:  The above table excludes customer transactions in
       Schwab's  Mutual Fund OneSource (trademark) service.


    The total number of retail agency transactions executed by Schwab increased 9% from the first half of 1993 as Schwab's customer base continued to grow. Schwab added 444,000 new customer accounts during the first half of 1994, compared to 358,000 new accounts during the first half of 1993.

Interest Revenue, Net of Interest Expense
- - -----------------------------------------

    Interest revenue net of interest expense increased $21 million, or 38%, to $76 million from the prior year's first six months as shown in the following table (in millions):

- - ---------------------------------------------------------
                                             Six Months
                                               Ended
                                              June 30,
                                          1994       1993
- - ---------------------------------------------------------
Interest Revenue
Investments, customer-related            $  69      $  56
Margin loans to customers                   82         61
Other                                        3          3
- - ---------------------------------------------------------
Total                                      154        120
- - ---------------------------------------------------------

Interest Expense
Customer cash balances                      69         57
Long-term and subordinated
 borrowings                                  6          6
Other                                        3          2
- - ---------------------------------------------------------
Total                                       78         65
- - ---------------------------------------------------------

Interest Revenue, Net of
 Interest Expense                        $  76      $  55
=========================================================

    When investing cash required to be segregated, the Company must adhere to SEC regulations that restrict investments to those in U.S. government securities, participation certificates and mortgage-backed securities guaranteed by the Government National Mortgage Association, certificates of deposit issued by U.S. banks and thrifts, and repurchase agreements collateralized by qualified securities. Since Company policies set credit quality and maximum maturity requirements, its policies regarding such investing are more restrictive than the SEC regulations. Investment information for the first six months of 1994 and 1993 is as follows:

- - ---------------------------------------------------------
                                             Six Months
                                               Ended
                                              June 30,
                                          1994       1993
- - ---------------------------------------------------------
Investment composition
 (in billions at period end):
Resale agreements                         $3.6       $3.0
U.S. Treasuries                            ---         .2
Certificates of deposit                     .1         .1
Average maturity of investments
 (in days):
During the six-month period                 53         67
At period end                               49         75
=========================================================

    Customer-related average daily balances, interest rates, and average net interest margin for the first six months of 1994 and 1993 are summarized in the following table (dollars in millions):


- - -----------------------------------------------------------------
                                                 Six Months Ended
                                                    June 30,
                                                1994         1993
- - -----------------------------------------------------------------
Earning Assets (customer-related):
Investments:
   Average balance outstanding                $3,934       $3,443
   Average interest rate                       3.55%        3.29%
Margin loans to customers:
   Average balance outstanding                $2,667       $2,055
   Average interest rate                       6.18%        6.00%
Average yield on earning assets                4.61%        4.30%

Funding Sources (customer-related
    and other):
Interest-bearing customer cash balances:
   Average balance outstanding                $5,378       $4,588
   Average interest rate                       2.60%        2.50%
Other interest-bearing sources:
   Average balance outstanding                $  334       $  262
   Average interest rate                       2.58%        4.49%
Average noninterest-bearing portion           $  889       $  648
Average interest rate on funding sources       2.25%        2.30%

Summary:
   Average yield on earning assets             4.61%        4.30%
   Average interest rate on funding sources    2.25%        2.30%
- - -----------------------------------------------------------------
Average net interest margin                    2.36%        2.00%
=================================================================

    Interest  revenue  from customer-related investments  increased
$13  million due to a 14% increase in average balances outstanding, and  a  26  basis point increase in the average  interest  rate earned  on  such investments.  Interest earned on margin  loans  to
customers   increased  $21  million  as  average  margin   balances
increased 30% and the average interest rate earned on such balances increased 18 basis points. Interest expense on customer cash balances increased $12 million due to a 17% increase in average balances outstanding, and a 10 basis point increase in average interest rates paid on these balances.
    The average net interest margin pertaining to customer-related earning assets and related funding sources increased 36 basis points over that of 1993's first half to 2.36%. This is primarily due to sharper increases in average balances outstanding and average interest rates with respect to earning assets compared to funding sources.

Principal  Transactions,  Mutual Fund Service  Fees,  and  Expenses
- - -------------------------------------------------------------------
Excluding Interest
- - ------------------

    Explanations and fluctuations in principal transactions, mutual fund service fees, and expenses excluding interest presented in the three-month results generally explain fluctuations in those revenues and expenses between the six-month periods.

Income Taxes
- - ------------

   The Company's effective income tax rate for the first six months of  1994  was 39.8% compared to 40.9% for the comparable period  in
1993.
    In January 1992, the Company filed a petition in U.S. Tax Court refuting a claim for additional Federal income tax asserted by the
Internal  Revenue  Service (IRS) in December  1991.   The  asserted
additional tax of $28 million, excluding interest, arises from the IRS' audit of the tax periods ended March 31, 1988 and December 31, 1988. Substantially all the asserted additional tax relates to the deductions claimed by the Company for depreciation and amortization of tangible and intangible assets received in the Company's 1987 acquisition of Schwab. The issues being contested in the Tax Court by the Company with respect to the periods audited by the IRS extend to the Company's tax years ended December 31, 1989 through 1993.
    Of the $28 million additional tax asserted by the IRS against the Company, approximately $11 million relates to deductions derived from the amortization of customer lists. In April 1993, the U. S. Supreme Court ruled in Newark Morning Ledger Co. v. U.S. that in appropriate circumstances a taxpayer may amortize the cost of certain intangible assets (such as customer lists) over the useful life of such assets. While the Supreme Court's decision in Newark Morning Ledger confirms the Company's ability to amortize for tax purposes certain of its intangible assets, issues involving the valuation of these intangible assets remain unresolved in the Company's case with the IRS.
    Management believes that these matters will be resolved without a material adverse effect on the Company's financial position.


                  Liquidity and Capital Resources

Liquidity

Schwab

    Most of Schwab's assets are liquid, consisting primarily of short-term (i.e., less than 90 days) investment-grade, interest-earning investments (a substantial portion of which are segregated for the exclusive benefit of customers pursuant to regulatory requirements) and receivables from customers and broker-dealers. Customer margin loans are demand loan obligations secured by readily marketable securities. Receivables from and payables to other brokers, dealers and clearing organizations primarily represent current open transactions, which usually settle or can be closed out within a few days.
     Liquidity needs relating to customer trading and margin borrowing activities are met primarily through cash balances in customer accounts, which totaled $6.0 billion at June 30, 1994, up 5% from the December 31, 1993 level of $5.7 billion. Earnings from Schwab's operations are the primary source of liquidity for capital expenditures and investments in new services, marketing and technology. Management believes that customer cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
    To  manage  Schwab's regulatory capital position, CSC  provides
Schwab with a $180 million subordinated revolving credit facility maturing in September 1995, of which $108 million was outstanding at June 30, 1994. At quarter end, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from CSC maturing in 1996. For use in its brokerage operations, Schwab also maintains uncommitted bank credit lines totaling $445 million, of which $365 million is available on an unsecured basis. Schwab used such borrowings for 23 days during the first six months of 1994, with the daily amounts borrowed averaging $46 million. These lines were unused at June 30, 1994.

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

The Charles Schwab Corporation

    CSC's  liquidity needs are generally met through cash generated by  its subsidiaries.  Schwab and M&S are the principal sources  of this liquidity and are subject to regulatory requirements that  are intended to ensure the general financial soundness
and liquidity of broker-dealers.  These regulations would prohibit  Schwab
and  M&S from   repaying  subordinated  borrowings to  CSC,   paying
cash dividends, or making any unsecured advances or loans to CSC or employees if such payment would result in net capital for such subsidiary of less than 5% of its aggregate debit balances or less than 120% of its minimum dollar amount requirement of $1 million. At June 30, 1994, Schwab had $314 million of net capital (11% of aggregate debit balances), which was
$257 million in excess of  its minimum   required  net  capital.   At June  30,
1994,  M&S   had $11  million  of  net capital (183% of aggregate  debit balances), which was $10 million in excess of its minimum required net capital. Management believes that funds generated by Schwab's and
M&S'  operations will continue to be the primary funding source  in meeting CSC's liquidity needs and maintaining Schwab's and M&S' net capital.
     In   addition   to  liquidity  needed  by  the   broker-dealer
subsidiaries,  CSC has individual liquidity needs that  arise  from its  long-term  debt,  which includes $150 million  of  its  Senior
Medium-Term  Notes, Series A (Medium-Term Notes).  The  Medium-Term
Notes  have  maturities ranging from three to ten years  and  fixed interest  rates  ranging from 4.9% to 6.3%  with  interest  payable semiannually.
    CSC  has a $35 million Senior Term Loan due in March 1995.   An
interest  rate  exchange arrangement has been used to  convert  the
loan's  variable interest rate to a fixed rate of 6.9%.   The  loan
contains  covenants,  among others, that require  CSC  to  maintain minimum levels of stockholders' equity, and require Schwab and  M&S to maintain minimum levels of net capital as defined.
    In  June 1994, CSC renewed its $225 million committed unsecured
credit  facility  with  a group of eleven  banks.   The  funds  are
available  for general corporate purposes and CSC pays a commitment fee  on  the  unused  balance.  The terms of this  credit  facility require CSC to maintain minimum levels of stockholders' equity  and
Schwab  and  M&S  to  maintain minimum levels  of  net  capital  as defined.  This credit facility has never been used.
    On  April  12, 1994, the SEC declared effective a  Registration
Statement filed by CSC covering the issuance of up to $100  million aggregate principal amount of debt securities, which may be  issued by  CSC  from  time  to time as senior or senior subordinated  debt
securities,  and may carry fixed or variable interest  rates.   The
net  proceeds of the sale of the debt securities will be  used  for general corporate purposes.
   On April 14, 1994, a Prospectus Supplement covering the issuance of  up to $100 million in Senior or Senior Subordinated Medium-Term
Notes,  Series A, pursuant to the Registration Statement was  filed
with  the  SEC.   At June 30, 1994 there were no securities  issued
under  this Prospectus.  On July 6, 1994, CSC issued a $20  million
Senior  Medium-Term Note, Series A, with an interest rate of  7.72%
maturing in July 1999.

Cash Flows

    Cash provided by operating activities was $107 million for  the first six months of 1994, up 24% from $86 million for the first six
months  of  1993.   During  the first half  of  1994,  the  Company
invested  $21 million in equipment, office facilities and  property as it continued to expand its branch office network and customer telephone service center facilities and enhance its data processing and  telecommunications  systems.  The Company  opened  its  fourth customer telephone service center in January 1994.
   During the first six months of 1994, the Company repurchased and recorded as treasury stock a total of 950,000 shares of its  common stock  for $26 million.  From July 1, 1994, through July 28,  1994, the  Company repurchased an additional 325,000 shares of its common stock  for  $8  million.  Currently, the Company has  authorization from its Board of Directors to repurchase a total of 1,000,000 additional shares of its common stock.
   In January 1994, the Board of Directors announced an increase in the quarterly cash dividend from $.05 per share to $.07 per share. During the first six months of 1994, the Company paid common stock cash dividends totaling $8 million, up from $5 million paid during the first six months of 1993.

Capital Adequacy

    The Company's stockholders' equity at June 30, 1994 totaled $420 million. In addition to its equity, the Company had long-term borrowings of $187 million that bear interest at a weighted average rate of 6.0%. These borrowings, together with the Company's equity, provided total financial capital of $607 million at June 30, 1994.
    The Company monitors its financial leverage and the adequacy of its capital base relative to the level and composition of its assets using various financial measures. One of these measures is the ratio of total assets to total stockholders' equity. At June 30, 1994, the ratio of total assets to total stockholders' equity was 17 to 1 compared to a ratio of 18 to 1 at December 31, 1993. Over 90% of the Company's total assets relate to customer activity (primarily margin loans and segregated investments). Given the Company's intention of continuing to maintain an appropriate capital base as customer balances grow, management believes that the Company's present level of equity could support up to $3.9 billion of additional assets relating to customer activity.

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

   None.

Item 3.  Defaults Upon Senior Securities

   None.

Item 4.  Submission of Matters to a Vote of Security Holders

    At the Company's Annual Meeting of Stockholders held on May 9, 1994, its stockholders voted upon election of directors for the ensuing year:

                                       Shares             Shares
                                        For               Against
                                        ---               -------
Election of director:
Charles R. Schwab                    49,417,272           139,081
Lawrence J. Stupski                  49,416,901           139,452
David S. Pottruck                    49,377,324           179,029
Nancy H. Bechtle                     49,403,973           152,380
C. Preston Butcher                   49,417,375           138,978
Donald G. Fisher                     49,391,162           165,191
Anthony M. Frank                     49,409,878           146,475
James R. Harvey                      49,418,264           138,089
Stephen T. McLin                     49,415,026           141,327
Roger O. Walther                     49,417,910           138,443


   No shares were withheld, and there were no abstentions or broker non-votes with respect to the election of directors.

   The results of the voting on the following additional items were as follows:

Proposal  II  -  Annual Executive Bonus Plan -  Amendments  to  the
- - --------------------------------------------
Annual Executive Bonus Plan to allow for deferral of all or any portion of amounts payable under the plan until specified date.

     Shares           Shares             Shares             Broker
      For            Against            Withheld           Non-Vote
      ---            -------            --------           --------
   37,057,510       2,981,602           560,402           8,956,839

Proposal  III - Long-Term Incentive Plan - Amendments to the  Long-
- - ----------------------------------------
Term Incentive Plan III to allow recipients to elect to defer receipt of all or a portion of payments that otherwise would be made in 1995 until the earlier of a specified date certain, or date of participant's termination of employment.

    Shares            Shares             Shares             Broker
     For             Against            Withheld           Non-Vote
     ---             -------            --------           --------
  39,003,070        1,147,152           449,299           8,956,832

Proposal  IV  -  Amendments  to the 1992  Stock  Incentive  Plan  -
- - ----------------------------------------------------------------
Amendments to the 1992 Plan to increase number of shares subject to the plan, place limitations on the maximum number of options that can be issued to any participant in any year, and permit the issuance of performance units in tandem with options to certain participants.

    Shares            Shares             Shares            Broker
     For             Against            Withheld          Non-Vote
     ---             -------            --------          --------
  43,727,403        5,371,298           457,652               0

A total of 49,556,353 shares were present in person or by proxy at the Annual Meeting.


Item 5.  Other Information

   None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Reports on Form 8-K:

     On July 12, 1994 the Registrant filed a Current Report on Form 8-
     K relating to several complaints in which M&S and Schwab were named as defendants. The complaints generally allege an illegal combination and conspiracy among the defendant market makers to fix and maintain the spreads between the bid and ask prices of Nasdaq securities for varying periods back to 1989 through the date of the complaints.

(b) The following exhibits are filed as part of this quarterly report on Form 10-Q.

Exhibit
Number                           Exhibit
10.137      Credit Agreement dated as of June 30, 1994, between the
            Registrant and the Banks listed therein.

10.138      Form  of Nonstatutory  Stock Option  Agreement  for  Non-
            Employee  Directors   (filed as   Exhibit  4.4   to   the
            Company's       Registration Statement  No.  33-47842  on
            Form  S-8  and  incorporated herein by reference).

10.139      Form  of Nonstatutory  Stock Option  Agreement (filed  as
            Exhibit    4.5    to     the  Company's       Registration
            Statement  No.  33-54701  on Form  S-8  and  incorporated
            herein by reference).

10.140      Form  of  Restricted  Shares Agreement (filed as  Exhibit
            4.6    to    the   Company's Registration  Statement  No.
            33-54701  on  Form  S-8  and incorporated    herein    by
            reference).

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




                                 THE  CHARLES  SCHWAB  CORPORATION
                                            (Registrant)




Date:  August 12, 1994                  A. John Gambs /s/
                                -----------------------------------
                                           A. John Gambs
                                Executive Vice President - Finance,
                                    and Chief Financial Officer










                            - 17 -

