Form 10-Q
period 1994-09-30
SCHWAB CHARLES CORP
filed 1994-11-14
CIK 316709

                            UNITED  STATES
                 SECURITIES  AND  EXCHANGE  COMMISSION
                        Washington, D.C.  20549


                              FORM  10-Q


        QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
              OF  THE  SECURITIES  EXCHANGE  ACT  OF 1934



For the quarterly period ended September 30, 1994  Commission file number 1-9700



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

           57,324,826 shares of $.01 par value Common Stock
                    Outstanding on November 7, 1994

                   THE  CHARLES  SCHWAB  CORPORATION

                     Quarterly Report on Form 10-Q
               For the Quarter Ended September 30, 1994

                                 Index

                                                                    Page
                                                                    ----

     Part I - Financial Information

       Item 1. Condensed Consolidated Financial Statements:

                 Statement of Income                                  1
                 Balance Sheet                                        2
                 Statement of Cash Flows                              3
                 Notes                                               4-5

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   6-15


     Part II - Other Information

       Item 1. Legal Proceedings                                      15

       Item 2. Changes in Securities                                  15

       Item 3. Defaults Upon Senior Securities                        15

       Item 4. Submission of Matters to a Vote of Security Holders    15

       Item 5. Other Information                                      15

       Item 6. Exhibits and Reports on Form 8-K                     15-16


     Signature                                                        17

                         Part 1 - FINANCIAL INFORMATION
            Item 1.  Condensed Consolidated Financial Statements



                         THE CHARLES SCHWAB CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                               Three Months Ended            Nine Months Ended
                                                  September 30,                September 30,
                                              1994           1993           1994            1993
                                              ----           ----           ----            ----
Revenues
    Commissions                             $121,574       $131,510       $414,008       $410,618
    Principal transactions                    34,180         42,688        124,645        122,505
    Interest revenue, net of interest
      expense (1)                             42,127         31,124        118,114         85,630
    Mutual fund service fees                  41,365         25,835        113,810         69,531
    Other                                      8,843          7,575         23,611         19,191
- -------------------------------------------------------------------------------------------------
Total                                        248,089        238,732        794,188        707,475
- -------------------------------------------------------------------------------------------------

Expenses Excluding Interest
    Compensation and benefits                103,506         97,519        331,140        286,351
    Communications                            25,639         24,040         81,819         69,026
    Occupancy and equipment                   22,185         20,271         64,895         55,410
    Depreciation and amortization             14,080         11,332         40,472         31,564
    Commissions, clearance and floor
      brokerage                               11,385         10,176         35,080         31,335
    Advertising and market development         7,346         11,269         28,184         31,019
    Professional services                      4,388          6,114         15,056         12,916
    Other                                      7,966         10,340         29,185         28,819
- -------------------------------------------------------------------------------------------------
Total                                        196,495        191,061        625,831        546,440
- -------------------------------------------------------------------------------------------------

Income before taxes on income and
    extraordinary charge                      51,594         47,671        168,357        161,035
Taxes on income                               20,399         18,812         66,813         65,181
- -------------------------------------------------------------------------------------------------

Income before extraordinary charge            31,195         28,859        101,544         95,854
Extraordinary charge - early retirement
    of debt                                                   6,700                         6,700
- -------------------------------------------------------------------------------------------------

Net Income                                  $ 31,195       $ 22,159       $101,544       $ 89,154
=================================================================================================

Weighted average number of common and
    common equivalent shares outstanding      58,072         59,663         58,407         59,318
=================================================================================================

Earnings per Common Equivalent Share:
    Income before extraordinary charge      $    .54       $    .48       $   1.74       $   1.61
    Extraordinary charge - early
      retirement of debt                                        .11                           .11
- -------------------------------------------------------------------------------------------------

    Net Income                              $    .54       $    .37       $   1.74       $   1.50
=================================================================================================

Dividends Declared per Common Share         $    .07       $    .05       $    .21       $    .14
=================================================================================================

 (1) Interest revenue is presented net of interest expense. Interest expense for the three months ended September 30, 1994 and 1993 was $54,598 and $32,864, respectively. Interest expense for the nine months ended
      September 30, 1994 and 1993 was $132,928 and $98,694, respectively.

    See Notes to Condensed Consolidated Financial Statements.

                            THE CHARLES SCHWAB CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEET
                         (In thousands, except share data)

                                                                     September 30,      December 31,
                                                                         1994               1993
                                                                         ----               ----
                                                                      (Unaudited)
                                                                      -----------
Assets
Cash and equivalents (including resale agreements of
   $160,000 in 1994 and $120,000 in 1993)                            $   403,266        $   279,828
Cash and investments required to be segregated under
   Federal or other regulations (including resale
   agreements of $3,865,035 in 1994 and $3,267,440 in 1993)            3,982,247          3,676,319
Receivable from brokers, dealers and clearing organizations               92,767             71,616
Receivable from customers (less allowance for doubtful
   accounts of $2,731 in 1994 and $2,229 in 1993)                      2,792,747          2,553,255
Equipment, office facilities and property (less accumulated
   depreciation and amortization of $171,072 in 1994
   and $143,339 in 1993)                                                 135,985            136,440
Customer lists (less accumulated amortization of $138,035
   in 1994 and $130,434 in 1993)                                          29,687             37,114
Other assets                                                             128,086            141,945
- ----------------------------------------------------------------------------------------------------

Total                                                                 $7,564,785         $6,896,517
====================================================================================================

Liabilities and Stockholders' Equity
Drafts payable                                                        $  111,462         $  123,384
Payable to brokers, dealers and clearing organizations                   416,476            303,981
Payable to customers                                                   6,203,084          5,745,783
Accrued expenses                                                         185,207            158,866
Long-term and subordinated borrowings                                    206,494            185,330
- ----------------------------------------------------------------------------------------------------
Total liabilities                                                      7,122,723          6,517,344
- ----------------------------------------------------------------------------------------------------

Stockholders' equity:
    Preferred stock--10,000,000 shares authorized; $.01 par
      value per share; none issued
    Common stock--200,000,000 shares authorized; $.01 par
      value per share; 59,486,680 shares in 1994 and 1993                    595                595
    Additional paid-in capital                                           162,022            161,052
    Retained earnings                                                    343,334            253,692
    Treasury stock--2,564,446 shares in 1994 and
        1,649,478 shares in 1993, at cost                                (52,218)           (23,153)
    Note receivable from Profit Sharing Plan                              (1,467)           (13,013)
    Unearned ESOP Shares                                                 (10,204)
- ----------------------------------------------------------------------------------------------------
Stockholders' equity                                                     442,062            379,173
- ----------------------------------------------------------------------------------------------------

Total                                                                 $7,564,785         $6,896,517
====================================================================================================



See Notes to Condensed Consolidated Financial Statements.

                            THE CHARLES SCHWAB CORPORATION

                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                        1994               1993
                                                                        ----               ----
Cash flows from operating activities
Net income                                                          $ 101,544          $   89,154
    Noncash items included in net income:
        Depreciation and amortization                                  40,472              31,564
        Deferred income taxes                                           8,372              (4,536)
        Other                                                           2,662                 113
    Extraordinary charge - early retirement of debt                                        11,205
    Change in accrued expenses                                         27,578              35,860
    Change in other assets                                              5,013              (3,674)
- --------------------------------------------------------------------------------------------------
Net cash provided before change in customer-related balances          185,641             159,686
- --------------------------------------------------------------------------------------------------

Change in customer-related balances:
    Payable to customers                                              457,301             245,351
    Receivable from customers                                        (239,994)           (420,911)
    Drafts payable                                                    (11,922)            (12,449)
    Payable to brokers, dealers and clearing organizations            112,495             136,328
    Receivable from brokers, dealers and clearing organizations       (21,151)            (23,399)
    Cash and investments required to be segregated under
        Federal or other regulations                                 (305,928)             41,846
- --------------------------------------------------------------------------------------------------
Net change in customer-related balances                                (9,199)            (33,234)
- --------------------------------------------------------------------------------------------------
Net cash provided by operating activities                             176,442             126,452
- --------------------------------------------------------------------------------------------------

Cash flows from investing activities
Purchase of equipment, office facilities and property - net           (26,547)            (53,735)
Other                                                                  (1,898)
- --------------------------------------------------------------------------------------------------
Net cash used by investing activities                                 (28,445)            (53,735)
- --------------------------------------------------------------------------------------------------

Cash flows from financing activities
Purchase of treasury stock                                            (34,329)
Dividends paid                                                        (12,026)             (8,055)
Issuance of long-term borrowings                                       20,000             122,000
Repayment of long-term and subordinated borrowings                       (679)           (128,021)
Other                                                                   2,475               2,167
- --------------------------------------------------------------------------------------------------
Net cash used by financing activities                                 (24,559)            (11,909)
- --------------------------------------------------------------------------------------------------

Increase in cash and equivalents                                      123,438              60,808
Cash and equivalents at beginning of period                           279,828             204,290
- --------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                               $ 403,266           $ 265,098
==================================================================================================



See Notes to Condensed Consolidated Financial Statements.

                   THE  CHARLES  SCHWAB  CORPORATION

                         NOTES  TO  CONDENSED
                        CONSOLIDATED  FINANCIAL
                              STATEMENTS
                              (Unaudited)


Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include The Charles Schwab Corporation (CSC) and its subsidiaries (collectively the Company), including Charles Schwab & Co., Inc. (Schwab) and Mayer & Schweitzer, Inc. (M&S). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1993 Annual Report to Stockholders that are incorporated by reference in the Company's 1993 Annual Report on Form 10-K, and included in the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1994 and June 30, 1994.
    Revenues are presented net of interest expense. Certain 1993 revenues and expenses have been reclassified to conform to the 1994 presentation.

Common Stock Repurchases

    During the first nine months of 1994, the Company repurchased and recorded as treasury stock a total of 1,275,000 shares of its common stock for $34 million.

Contingent Liabilities

    In January 1992, the Company filed a petition in U.S. Tax Court refuting a claim for additional Federal income tax asserted by the Internal Revenue Service (IRS) in December 1991. The asserted additional tax of $28 million, excluding interest, arises from the IRS' audit of the tax periods ended March 31, 1988 and December 31, 1988. Substantially all the asserted additional tax relates to deductions claimed by the Company for depreciation and amortization of tangible and intangible assets received in the Company's 1987 acquisition of Schwab. The contested issues extend to the Company's taxable years ended December 31, 1989 through 1993.
    Of the $28 million additional tax asserted by the IRS against the Company, approximately $11 million relates to deductions derived from the amortization of customer lists. In April 1993, the U.S. Supreme Court ruled in Newark Morning Ledger Co. v. U.S. that in appropriate circumstances a taxpayer may amortize the cost of certain intangible assets (such as customer lists) over the useful life of such assets. While the Supreme Court's decision in Newark Morning Ledger confirms the Company's ability to amortize for tax purposes certain of its intangible assets, issues involving the valuation of these intangible assets remain unresolved in the Company's case with the IRS.
    Management believes that these matters will be resolved without a material adverse effect on the Company's financial position or results of operations.
     M&S has been named as a defendant and/or one of several representatives of an alleged defendant class consisting of market makers in Nasdaq securities in twenty six class actions, twenty five of which were filed in Federal District Court between May 27, 1994 and August 10, 1994. Each class action purports to be brought on behalf of certain purchasers and sellers of Nasdaq securities for varying periods back to 1989 through the date of the complaints. The complaints generally allege an illegal combination and conspiracy among the defendant market makers to fix and maintain the spreads between the bid and ask prices of Nasdaq securities.
    None of the complaints sets forth any specific conduct by M&S and none requests any specific amount of damages, although all request that the actual damages be trebled where permitted by statute.
    The cases have been consolidated and transferred for all pretrial purposes to Federal District Court in the Southern District of New York. The ultimate outcome of these actions cannot currently be determined.
    In the normal course of its margin lending activities, Schwab is contingently liable to the Options Clearing Corporation for the margin requirement of customer margin securities transactions. Such margin requirement is secured by a pledge of customers' margin securities. This contingent liability was $86 million at September 30, 1994.

Regulatory Requirements

    Schwab and M&S are subject to the SEC's Uniform Net Capital Rule and each computes net capital under the alternative method permitted by this Rule, which requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from customer transactions or a minimum dollar amount, which is based on the type of business conducted by the broker-dealer. The minimum dollar amount for both Schwab and M&S is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement. At September 30, 1994, Schwab's net capital was $348 million (12% of aggregate debit balances), which was $291 million in excess of its minimum required net capital and $204 million in excess of 5% of aggregate debit balances. At September 30, 1994, M&S' net capital was $7 million (161% of aggregate debit balances), which was $6 million in excess of its minimum required net capital.
    In accordance with the requirements of SEC Rule 15c3-3, Schwab had a portion of its cash and investments segregated for the exclusive benefit of customers at September 30, 1994. Under Rule 15c3-3, M&S had no cash reserve requirement at September 30, 1994.

Cash Flow Information

    Certain investing and financing activities of the Company affect its financial position but do not affect cash flows. The following table summarizes those transactions (in thousands):

                                         Nine Months
                                            Ended
                                        September 30,
                                      1994         1993
                                      ----         ----
Equipment, office facilities
  and property financed             $1,843       $1,490
                                    ======       ======

Common stock issued to
  Profit Sharing Plan for a
  note receivable                               $15,000
                                                =======

Unsettled issuance of long-term
  borrowing                                     $10,000
                                                =======

Termination of capital
 lease obligation                                $1,348
                                                 ======

Transfer of par value on stock
  issued on three-for-two
  stock dividend                                   $198
                                                   ====


    Certain additional information regarding the cash flows of the Company follows (in thousands):


                                          Nine Months
                                             Ended
                                         September 30,
                                     1994             1993
                                     ----             ----

Income taxes paid                $ 52,434         $ 73,282
                                 ========         ========
Interest paid:
 Customers                       $117,682         $ 85,266
 Long-term and
   subordinated borrowings         11,037           12,790
 Other                              4,924            3,045
                                 --------         --------
Total interest paid              $133,643         $101,101
                                 ========         ========


Subsequent Event

    During October of 1994, CSC prepaid its $35 million Senior Term Loan and terminated the related interest rate exchange arrangement that was used to convert the loan's variable interest rate to a fixed rate. The Senior Term Loan was prepaid using working capital funds.

Item 2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
           CONDITION  AND  RESULTS  OF  OPERATIONS


                                General

     The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide brokerage and related investment services to 2.9 million active(a) accounts, with assets entrusted to the Company totaling $117 billion at September 30, 1994. With a network of 205 branch offices, the Company's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is physically represented in 46 states, the Commonwealth of Puerto Rico and the United Kingdom. Mayer & Schweitzer, Inc. (M&S), a market maker in Nasdaq securities, provides trade execution services to institutional clients and broker-dealers.
    The Company's business, like that of other securities brokerage firms, is directly affected by fluctuations in volumes and price levels in securities markets, which are in turn affected by many national and international economic and political factors that cannot be predicted. Transaction-based revenues, primarily commission and principal transaction revenues, represent the majority of the Company's revenues. In the short term, most of the Company's expenses do not vary directly with fluctuations in securities trading volume and do not increase or decrease quickly, which could result in the Company experiencing increased profitability with rapid increases in revenue, or reduced profitability (or losses) in the event of a material reduction in revenues.
    Due to the factors discussed above, the results of any interim period are not necessarily indicative of results for a full year, and it is not unusual for the Company to experience significant variations in quarterly revenue growth. In addition, these factors may subject the Company's future earnings and common stock price to significant volatility.

                 Three Months Ended September 30, 1994
                    Compared To Three Months Ended
                          September 30, 1993

Summary

    Net income for the third quarter of 1994 totaled $31 million or $.54 per share compared with third quarter 1993 net income of $22 million or $.37 per share. The third quarter of 1993 included an $.11 per share charge for the early retirement of the Company's Junior and Senior Subordinated Debentures.
    Third quarter 1994 revenues were $248 million, up 4% from $239 million for the third quarter of 1993, primarily due to increases in mutual fund service fees and net interest revenue, largely offset by decreases in commission revenues and principal transaction revenue. Mutual fund service fees increased $16 million, or 60% due to growth in fund balances. Net interest revenue increased $11 million, or 35% mainly due to increases in customer cash balances and margin loans to customers. Commission revenues decreased $10 million, or 8% due to a decrease in average commission per trade. Principal transaction revenue decreased $9 million, or 20% due to a decline in average revenue per principal transaction.
    Assets in customer accounts totaled $117 billion at September 30, 1994, $30 billion, or 34%, more than a year ago primarily resulting from increases in customer assets in Schwab's Mutual Fund Marketplace (registered trademark) of $11 billion and increases in customers' equity securities of $8 billion. Customer assets in cash and money market mutual funds at September 30, 1994 increased 40% over the year ago level to $26 billion. The number of total active customer accounts increased 21% from the year-ago level to 2.9 million at September 30, 1994.
    Total operating expenses excluding interest during the third quarter of 1994 were $196 million,

(a) Accounts with balances or activity within the preceding twelve months.

up 3% from the third  quarter  of
1993.   The higher expenses primarily related to additional staff  and office facilities to support the Company's expansion. During the third quarter of 1994, the Company opened one new branch office.
   The profit margin for the third quarter of 1994 was 13%, up from 9% for the third quarter of 1993. The increase in profit margin is mainly due to the extraordinary charge taken in the third quarter of 1993 for the prepayment of the Company's Senior and Junior Subordinated Debentures. The annualized return on stockholders' equity for the third quarter of 1994 was 30%, up from 28% for the third quarter of 1993, also reflecting the impact of the extraordinary charge on net income for the third quarter of 1993.
    During the third quarter of 1994, the Company experienced declines in customer trading activity relative to that of the first and second quarters of 1994. Average daily customer trading volume for the first, second and third quarters of 1994 was 52,000 trades, 46,200 trades, and 41,900 trades, respectively. In response to these declines, the Company instituted reductions in certain staffing and other expenses relating to customer service capacity. The Company continues to evaluate cost reduction measures that could be undertaken without reducing customer service capacity to levels that are inconsistent with expected customer trading activity. However, such cost reduction measures are unlikely to offset completely the impact of lower customer trading volume on profit margins.
    During the third quarter of 1994, Schwab commenced operation of three specialists posts on the Pacific Stock Exchange. These posts make markets in over 160 common stocks. The Company expects to continue to expand its capacity to provide directly principal execution services to customers.

Commissions

    Schwab executes commission transactions for customers on an agency basis. Commission revenues totaled $122 million for the third quarter of 1994, down 8% from the third quarter of 1993. Retail agency commissions, which include commissions relating to retail customer accounts handled by financial advisors, constituted approximately 96% of total commissions. Remaining commissions represent business done with institutional customers. Commissions earned on retail agency trades totaled $116 million on an average daily retail agency trade level of 25,800 trades in the third quarter of 1994, compared with commission revenue of $127 million on an average daily retail agency trade level of 26,100 for the comparable period in 1993. The following table shows a comparison of certain factors that influence retail agency commission revenues:


- ----------------------------------------------------------------------
                                            Three Months
                                               Ended
                                            September 30,      Percent
                                         1994         1993     Change
- ----------------------------------------------------------------------
Number of customer
 accounts that traded during
 the quarter (in thousands)               559          539        4%
Average number of retail agency
 transactions per account
 that traded                             2.95         3.10       (5)
Total number of retail agency
 transactions (in thousands)            1,651        1,670       (1)
Average commission per
 retail agency transaction             $70.52       $76.04       (7)
Total retail agency commission
 revenues (in millions)                $  116       $  127       (9)
=====================================================================

Note:  The above table excludes customer transactions in Schwab's
       Mutual Fund OneSource (trademark) service.

    Although the number of accounts that traded during the quarter increased by 4%, the total number of retail agency transactions executed by Schwab decreased 1% from the third quarter of 1993 due to a 5% decline in the average number of retail agency transactions per account. Schwab added 145,400 new customer accounts during the third quarter of 1994, compared to 162,900 new accounts during the third quarter of 1993.

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

Principal Transactions

    During the third quarter of 1994, principal transaction revenues decreased $9 million, or 20%, from the comparable period in 1993 to $34 million. This decrease is due to a lower average revenue per principal transaction in the third quarter of 1994. A portion of this decrease is attributable to the impact of the July 11, 1994 National Association of Securities Dealers Interpretation to its Rules of Fair Practice governing the execution of limit orders accepted from certain types of customers. M&S has extended the benefits of the Interpretation to substantially all retail customer limit orders in Nasdaq securities received from broker-dealers for which it executes such orders.
    As a market maker in Nasdaq securities, M&S generally executes customer orders as principal. Factors that influence revenues from principal transactions include the volume of orders and shares executed, and market price volatility. Substantially all Nasdaq security trades originated by the customers of Schwab are directed to M&S.

Interest Revenue, Net of Interest Expense

    Interest revenue net of interest expense increased $11 million, or 35%, to $42 million from the prior year's third quarter as shown in the following table (in millions):

- ---------------------------------------------------------
                                           Three Months
                                              Ended
                                          September 30,
                                       1994          1993
- ---------------------------------------------------------
Interest Revenue
Investments, customer-related           $46           $28
Margin loans to customers                49            34
Other                                     2             2
- ---------------------------------------------------------
Total                                    97            64
- ---------------------------------------------------------

Interest Expense
Customer cash balances                   49            28
Long-term and subordinated
 borrowings                               3             3
Other                                     3             2
- ---------------------------------------------------------
Total                                    55            33
- ---------------------------------------------------------

Interest Revenue, Net of
 Interest Expense                       $42           $31
=========================================================

    Customer-related average daily balances, interest rates, and average net interest margin for the third quarters of 1994 and 1993 are summarized in the following table (dollars in millions):


- ------------------------------------------------------------------
                                               Three Months Ended
                                                  September 30,
                                                1994          1993
- ------------------------------------------------------------------
Earning Assets (customer-related):
Investments:
  Average balance outstanding                 $3,919        $3,426
  Average interest rate                        4.60%         3.20%
Margin loans to customers:
  Average balance outstanding                 $2,777        $2,285
  Average interest rate                        6.95%         5.99%
Average yield on earning assets                5.58%         4.31%

Funding Sources (customer-related
  and other):
Interest-bearing customer cash balances:
  Average balance outstanding                 $5,484        $4,707
  Average interest rate                        3.53%         2.38%
Other interest-bearing sources:
  Average balance outstanding                 $  385        $  323
  Average interest rate                        3.16%         4.19%
Average noninterest-bearing portion           $  827        $  681
Average interest rate on funding sources       3.08%         2.20%

Summary:
  Average yield on earning assets              5.58%         4.31%
  Average interest rate on funding sources     3.08%         2.20%
- ------------------------------------------------------------------
Average net interest margin                    2.50%         2.11%
==================================================================

     Interest revenue from customer-related investments increased $18 million due to a 14% increase in average balances outstanding, and a 140 basis point increase in the average interest rate earned on such investments. Interest earned on margin loans to customers increased $15 million as average margin balances increased 22% and the average interest rate earned on such balances increased 96 basis points. Interest expense on customer cash balances increased $21 million due to a 17% increase in average balances outstanding, and a 115 basis point increase in average interest rates paid on these balances.
    The average net interest margin pertaining to customer-related earning assets and related funding sources increased 39 basis points over that of 1993's third quarter to 2.50%. This is primarily due to larger increases in average interest rates with respect to earning assets compared to average interest rates on funding sources.

Mutual Fund Service Fees

    Mutual fund service fees increased $16 million, or 60%, to $41 million in the third quarter of 1994 from the comparable period in 1993. The increase is primarily attributable to significant increases in customers' Schwab money market fund balances and balances in funds purchased through Schwab's Mutual Fund OneSource (trademark) service. Most of these fees are earned for transfer agent and investment management services provided to proprietary money market mutual funds and for record keeping and shareholder services provided to funds in the Mutual Fund OneSource service.
    Schwab's proprietary funds, collectively referred to as the SchwabFunds (registered trademark), include money market funds, bond funds and equity index funds. Customer assets invested in the SchwabFunds averaged $21 billion during the third quarter of 1994 compared to $14 billion during the third quarter of 1993, a 48% increase.
   During the third quarter of 1994, mutual fund trades placed through the Mutual Fund OneSource service averaged 13,100 per day, including 1,200 trades per day in SchwabFunds. Since trades handled through the Mutual Fund OneSource service do not generate commission revenue, they are not included in agency trade totals. Customer mutual fund assets purchased through the Mutual Fund OneSource service, excluding SchwabFunds, totaled $13 billion at September 30, 1994, up 110% from a year ago.

Expenses Excluding Interest

    Total operating expenses excluding interest for the third quarter of 1994 were $196 million, up 3% over the third quarter of 1993. Compensation and benefits expense for the third quarter of 1994 increased $6 million, or 6%, to $104 million reflecting an increase in employees over the comparable prior-year period level. Employees, including full-time, part-time, and temporary employees and persons employed on a contract basis, totaled approximately 6,000 at September 30, 1994 compared to approximately 5,700 at September 30, 1993.
   Advertising and market development expense decreased $4 million, or 35%, to $7 million from the prior year's third quarter as the Company reduced spending on network and cable television advertising and printed marketing materials.
   Due to their immaterial nature, the fluctuations in certain revenue and expense line items were not discussed in this section.


                 Nine Months Ended September 30, 1994
                     Compared To Nine Months Ended
                          September 30, 1993

Summary

    Net income for the first nine months of 1994 totaled $102 million or $1.74 per share compared with net income of $89 million or $1.50 per share for the first nine months of 1993.
    Revenues were $794 million, up 12% from $707 million for the first nine months of 1993, primarily due to increases in mutual fund service fees and net interest revenue. Mutual fund service fees increased $44 million, or 64% due to growth in fund balances. Net interest revenue increased $32 million, or 38% due to growth in customer cash balances and margin loans to customers.
    Total operating expenses excluding interest during the first nine months of 1994 were $626 million, up 15% from the first nine months of 1993. The higher expenses primarily related to additional staff and office facilities to support the Company's expansion and to higher volume-related expenses such as communications expense. These higher volume-related expenses resulted from an increase in total Company trading volume, which includes trades handled through Schwab's Mutual Fund OneSource (trademark) service. In the first nine months of 1994, total Company trading volume was 8.8 million trades, up 31% from the first nine months of 1993. During the first nine months of 1994, the Company opened seven new branch offices and a customer telephone service center.
    The Company's profit margin for the first nine months of 1994 was 13%, unchanged from the first nine months of 1993. The annualized return on stockholders' equity for the first nine months of 1994 was 32%, down from 37% for the first nine months of 1993, reflecting the Company's higher equity base in the first nine months of 1994.

Commissions

    Commission revenues totaled $414 million for the first nine months of 1994, up 1% from the first nine months of 1993. Retail agency commissions, which include commissions relating to retail customer accounts handled by financial advisors, constituted approximately 96% of total commissions. Remaining commissions represent business done with institutional customers. Commissions earned on retail agency trades totaled $397 million on an average daily retail agency trade level of 29,100 trades in the first nine months of 1994, compared with commission revenue of $396 million on an average daily retail agency trade level of 27,600 for the comparable period in 1993. The following table shows a comparison of certain factors that influence retail agency commission revenues:

- ------------------------------------------------------------------
                                         Nine Months
                                            Ended
                                        September 30,      Percent
                                       1994       1993     Change
- ------------------------------------------------------------------
Number of customer
 accounts that traded during
 the period (in thousands)            1,163      1,049        11%
Average number of retail agency
 transactions per account
 that traded                           4.73       4.98        (5)
Total number of retail agency
 transactions (in thousands)          5,506      5,219         5
Average commission per
 retail agency transaction           $72.08     $75.85        (5)
Total retail agency commission
 revenues (in millions)              $  397     $  396        ---
==================================================================

Note:  The above table excludes customer transactions in Schwab's
       Mutual Fund OneSource (trademark) service.

    The total number of retail agency transactions executed by Schwab increased 5% from the first nine months of 1993 as Schwab's customer base continued to grow. An 11% increase in accounts that traded during the period was partially offset by a 5% decrease in the average number of transactions per account. A 5% decline in average commission per retail agency trade substantially offset the impact of the increase in total trades on commission revenues. Schwab added 589,700 new customer accounts during the first nine months of 1994, compared to 520,700 new accounts during the first nine months of 1993.


Interest Revenue, Net of Interest Expense

    Interest revenue net of interest expense increased $32 million, or 38%, to $118 million from the prior year's first nine months as shown in the following table (in millions):

- ----------------------------------------------------------
                                           Nine Months
                                              Ended
                                           September 30,
                                        1994          1993
- ----------------------------------------------------------
Interest Revenue
Investments, customer-related           $115          $ 84
Margin loans to customers                130            96
Other                                      6             4
- ----------------------------------------------------------
Total                                    251           184
- ----------------------------------------------------------

Interest Expense
Customer cash balances                   118            85
Long-term and subordinated
 borrowings                                9            10
Other                                      6             3
- ----------------------------------------------------------
Total                                    133            98
- ----------------------------------------------------------

Interest Revenue, Net of
 Interest Expense                       $118          $ 86
==========================================================

    When investing cash required to be segregated, the Company must adhere to SEC regulations that restrict investments to those in U.S. government securities, participation certificates and mortgage-backed securities guaranteed by the Government National Mortgage Association, certificates of deposit issued by U.S. banks and thrifts, and repurchase agreements collateralized by qualified securities. Company policies for credit quality and maximum maturity requirements are more restrictive than the SEC regulations. Investment information for the first nine months of 1994 and 1993 is as follows:

- ---------------------------------------------------------
                                         Nine Months
                                            Ended
                                        September 30,
                                     1994           1993
- ---------------------------------------------------------
Investment composition
 (in billions at period end):
Resale agreements                    $3.9           $3.1
U.S. Treasuries                       ---             .1
Certificates of deposit                .2             .3
Average maturity of investments
 (in days):
During the nine-month period           56             68
At period end                          50             69
=========================================================

    Customer-related average daily balances, interest rates, and average net interest margin for the first nine months of 1994 and 1993 are summarized in the following table (dollars in millions):


- ------------------------------------------------------------------
                                                Nine Months Ended
                                                  September 30,
                                               1994           1993
- ------------------------------------------------------------------
Earning Assets (customer-related):
Investments:
  Average balance outstanding                $3,929          $3,438
  Average interest rate                       3.91%           3.26%
Margin loans to customers:
  Average balance outstanding                $2,704          $2,132
  Average interest rate                       6.44%           5.99%
Average yield on earning assets               4.94%           4.30%

Funding Sources (customer-related
  and other):
Interest-bearing customer cash balances:
  Average balance outstanding                $5,413          $4,628
  Average interest rate                       2.92%           2.46%
Other interest-bearing sources:
  Average balance outstanding                $  351          $  283
  Average interest rate                       2.80%           4.37%
Average noninterest-bearing portion          $  869          $  659
Average interest rate on funding sources      2.53%           2.27%

Summary:
  Average yield on earning assets             4.94%           4.30%
  Average interest rate on funding sources    2.53%           2.27%
- -------------------------------------------------------------------
Average net interest margin                   2.41%           2.03%
===================================================================

     Interest revenue from customer-related investments increased $31 million due to a 14% increase in average balances outstanding, and a 65 basis point increase in the average interest rate earned on such investments. Interest earned on margin loans to customers increased $34 million as average margin balances increased 27% and the average interest rate earned on such balances increased 45 basis points. Interest expense on customer cash balances increased $33 million due to a 17% increase in average balances outstanding, and a 46 basis point increase in average interest rates paid on these balances.
    The average net interest margin pertaining to customer-related earning assets and related funding sources increased 38 basis points over that of 1993's first nine months to 2.41%. This is primarily due to greater increases in average interest rates with respect to earning assets compared to funding sources.

Mutual Fund Service Fees and Expenses Excluding Interest

    Explanations for fluctuations in mutual fund service fees and expenses excluding interest presented in the three-month results generally explain fluctuations in those revenues and expenses between the nine-month periods except for the fluctuation in communications expense, which is explained below.
    Communications expense for the first nine months of 1994 increased $13 million, or 19%, to $82 million primarily due to higher customer trading and call activity. Total trades for the first nine months of 1994 were 8.8 million, up 31% from the same period in 1993.


Income Taxes

    The Company's effective income tax rate for the first nine months of 1994 was 39.7% compared to 40.5% for the comparable period in 1993.
    In January 1992, the Company filed a petition in U.S. Tax Court refuting a claim for additional

Federal income tax asserted  by  the
Internal Revenue Service (IRS) in December 1991. The asserted additional tax of $28 million, excluding interest, arises from the IRS' audit of the tax periods ended March 31, 1988 and December 31, 1988. Substantially all the asserted additional tax relates to the deductions claimed by the Company for depreciation and amortization of tangible and intangible assets received in the Company's 1987 acquisition of Schwab. The issues being contested in the Tax Court by the Company with respect to the periods audited by the IRS extend to the Company's tax years ended December 31, 1989 through 1993.
    Of the $28 million additional tax asserted by the IRS against the Company, approximately $11 million relates to deductions derived from the amortization of customer lists. In April 1993, the U. S. Supreme Court ruled in Newark Morning Ledger Co. v. U.S. that in appropriate circumstances a taxpayer may amortize the cost of certain intangible assets (such as customer lists) over the useful life of such assets. While the Supreme Court's decision in Newark Morning Ledger confirms the Company's ability to amortize for tax purposes certain of its intangible assets, issues involving the valuation of these intangible assets remain unresolved in the Company's case with the IRS.
    Management believes that these matters will be resolved without a material adverse effect on the Company's financial position or results of operations.

                    Liquidity and Capital Resources

Liquidity

Schwab

    Most of Schwab's assets are liquid, consisting primarily of short-term (i.e., less than 90 days) investment-grade, interest-earning investments (a substantial portion of which are segregated for the exclusive benefit of customers pursuant to regulatory requirements) and receivables from customers and broker-dealers. Customer margin loans are demand loan obligations secured by readily marketable securities. Receivables from and payables to other brokers, dealers and clearing organizations primarily represent current open transactions, which usually settle or can be closed out within a few days.
    Liquidity needs relating to customer trading and margin borrowing activities are met primarily through cash balances in customer accounts, which totaled $6.2 billion at September 30, 1994, up 9% from the December 31, 1993 level of $5.7 billion. Earnings from Schwab's operations are the primary source of liquidity for capital expenditures and investments in new services, marketing and technology. Management believes that customer cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
   To manage Schwab's regulatory capital position, CSC provides Schwab with a $180 million subordinated revolving credit facility maturing in September 1995, of which $108 million was outstanding at September 30, 1994. At quarter end, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from CSC maturing in 1996. For use in its brokerage operations, Schwab also maintains uncommitted bank credit lines totaling $480 million, of which $400 million is available on an unsecured basis. Schwab used such borrowings for 27 days during the first nine months of 1994, with the daily amounts borrowed averaging $42 million. These lines were unused at September 30, 1994.

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

The Charles Schwab Corporation

    CSC's liquidity needs are generally met through cash generated by its subsidiaries. Schwab and M&S are the principal sources of this liquidity and are subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations would prohibit Schwab and M&S from repaying subordinated borrowings to CSC, paying cash dividends, or making any unsecured advances or loans to CSC or employees if such payment would result in net capital for such subsidiary of less than 5% of its aggregate debit balances or less than 120% of its minimum dollar amount requirement of $1 million. At September 30, 1994,
Schwab had $348 million of net capital (12% of aggregate debit balances), which was $291 million in excess of its minimum required net capital. At September 30, 1994, M&S had $7 million of net capital (161% of aggregate debit balances), which was $6 million in excess of its minimum required net capital. Management believes that funds generated by Schwab's and M&S' operations will continue to be the primary funding source in meeting CSC's liquidity needs and maintaining Schwab's and M&S' net capital.
    In addition to liquidity needed by the broker-dealer subsidiaries, CSC has individual liquidity needs that arise from its long-term debt, which includes $170 million of its Senior Medium-Term Notes, Series A (Medium-Term Notes). The Medium-Term Notes have maturities ranging from two to nine years and fixed interest rates ranging from 4.9% to 7.7% with interest payable semiannually.
    In June 1994, CSC renewed its $225 million committed unsecured credit facility with a group of eleven banks. The funds are available for general corporate purposes and CSC pays a commitment fee on the unused balance. The terms of this credit facility require CSC to maintain minimum levels of stockholders' equity and Schwab and M&S to maintain minimum levels of net capital as defined. This credit facility has never been used.
    At September 30, 1994, CSC had outstanding a $35 million Senior Term Loan due in March 1995, which was prepaid during October of 1994 using working capital funds. When the loan was prepaid, an interest rate exchange arrangement that had been used to convert the loan's variable interest rate to a fixed rate of 6.9% was terminated.

Cash Flows

    Cash provided by operating activities was $176 million for the first nine months of 1994, up 40% from $126 million for the first nine months of 1993. During the first nine months of 1994, the Company invested $27 million in equipment and office facilities as it continued to expand its branch office network and customer telephone service center facilities and enhance its data processing and telecommunications systems.
   During the first nine months of 1994, the Company repurchased and recorded as treasury stock a total of 1,275,000 shares of its common stock for $34 million. Currently, the Company has authorization from its Board of Directors to repurchase a total of 1,000,000 additional shares of its common stock.
    In January 1994, the Board of Directors announced an increase in the quarterly cash dividend from $.05 per share to $.07 per share. During the first nine months of 1994, the Company paid common stock cash dividends totaling $12 million, up from $8 million paid during the first nine months of 1993.

Capital Adequacy

    The Company's stockholders' equity at September 30, 1994 totaled $442 million. In addition to its equity, the Company had long-term borrowings of $205 million that bear interest at a weighted average rate of 6.2%. These borrowings, together with the Company's equity, provided total financial capital of $647 million at September 30,

1994, up $136 million, or 27% from a year ago. (After giving effect to the prepayment of the $35 million Senior Term Loan in October 1994, total financial capital would have been up $101 million or 20% from a year ago.)
   The Company monitors its financial leverage and the adequacy of its capital base relative to the level and composition of its assets using various financial measures. One of these measures is the ratio of total assets to total stockholders' equity. At September 30, 1994, the ratio of total assets to total stockholders' equity was 17 to 1 compared to a ratio of 18 to 1 at December 31, 1993. Over 95% of the Company's total assets relate to customer activity (primarily margin loans and segregated investments). Given the Company's intention of continuing to maintain an appropriate capital base as customer balances grow, management believes that the Company's present level of equity could support up to $4.7 billion of additional assets relating to customer activity.


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

   None.

Item 5.  Other Information

   None.

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q.


Exhibit
Number                           Exhibit

10.141 The Charles Schwab Corporation 1992 Stock Incentive Plan, as amended October 18, 1994 (supersedes Exhibit 10.131 to Registrant's Form 10-K for the year ended December 31, 1993).

10.142 The Charles Schwab Corporation Deferred Compensation Plan, as amended October 18, 1994 (supersedes Exhibit 10.133 to Registrant's Form 10-K for the year ended December 31, 1993).

10.143      Form of Nonstatutory Stock Option Agreement (supersedes Exhibit
            10.139 to Registrant's Form 10-Q for the quarter ended June 30,
            1994).

10.144      Form of Incentive Stock Option Agreement.

11.1        Computation of Earnings  per Common Equivalent Share.

12.1        Computation  of Ratio of Earnings to Fixed Charges.

(b)     Reports on Form 8-K

        On July 12, 1994 the Registrant filed a Current Report on Form 8-K relating to several complaints in which M&S was named as a defendant. Schwab was named as a defendant in one of the complaints. The complaints generally allege an illegal combination and conspiracy among the defendant market makers to fix and maintain the spreads between the bid and ask prices of Nasdaq securities for varying periods back to 1989 through the date of the complaints.

                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     THE  CHARLES  SCHWAB  CORPORATION
                                                (Registrant)




Date:  November 11, 1994                    A. John Gambs /s/
                                  -------------------------------------
                                             A. John Gambs
                                   Executive Vice President - Finance,
                                       and Chief Financial Officer