Form 10-Q/A
period 1994-09-30
SCHWAB CHARLES CORP
filed 1994-12-23
CIK 316709

                            UNITED  STATES
                 SECURITIES  AND  EXCHANGE  COMMISSION
                        Washington, D.C.  20549


                              FORM  10-Q/A


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

27          Financial Data Schedule for the period ended September 30, 1994.


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




                                     THE  CHARLES  SCHWAB  CORPORATION
                                                (Registrant)




Date:  December 22, 1994                    A. John Gambs /s/
                                  -------------------------------------
                                             A. John Gambs
                                   Executive Vice President - Finance,
                                       and Chief Financial Officer