Form 10-K
SCHWAB CHARLES CORP
filed 1995-03-24
CIK 316709

                    SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington D.C.  20549


                                 FORM  10-K


            ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934


For the fiscal year ended December 31, 1994      Commission file number 1-9700



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

As of March 6, 1995, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $1,669,644,563. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant and by the Charles Schwab Profit Sharing and Employee Stock Ownership Plan were deemed to be shares of Common Stock held by affiliates.

The number of shares of Common Stock outstanding as of March 6, 1995 was 85,693,972* shares.

                  DOCUMENTS INCORPORATED BY REFERENCE

Part I and II of this Form 10-K incorporate certain information contained in the registrant's 1994 Annual Report to Stockholders by reference to portions of that document. Part III of this Form 10-K incorporates certain information contained in the registrant's definitive proxy statement for its annual meeting of stockholders to be held May 8, 1995 by reference to portions of that document.

* Reflects the 1995 three-for-two common stock split.

                    THE CHARLES SCHWAB CORPORATION



                      Annual Report On Form 10-K

                For Fiscal Year Ended December 31, 1994

                ---------------------------------------

                           TABLE OF CONTENTS



Part I
------

Item 1.  Business--------------------------------------------------------   1
Item 2.  Properties------------------------------------------------------  10
Item 3.  Legal Proceedings-----------------------------------------------  10
Item 4.  Submission of Matters to a Vote of Security Holders-------------  11
Item 4a. Executive Officers of the Registrant----------------------------  11

Part II
-------

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters-------------------------------------------  11
Item 6.    Selected Financial Data---------------------------------------- 11
Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations-----------------  11
Item 8.    Financial Statements and Supplementary Data-------------------  11
Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure------------------------  12

Part III
--------

Item 10.   Directors and Executive Officers of the Registrant------------  12
Item 11.   Executive Compensation----------------------------------------  13
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management------------------------------------------------  13
Item 13.   Certain Relationships and Related Transactions----------------  13

Part IV
-------

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K---------------------------------------------------  14
                Exhibit Index--------------------------------------------  15
                Signatures-----------------------------------------------  20
                Index to Financial Statement Schedules------------------  F-1

                                PART I


Item 1.   Business

  (a)  General Development of Business.  The Charles Schwab Corporation
       --------------------------------
(CSC) is a holding company engaged, through its subsidiaries, in securities brokerage and related investment services. CSC's principal operating subsidiary, Charles Schwab & Co., Inc. (Schwab), serves an estimated 42% of the discount brokerage market as measured by commission
revenues.   Another  subsidiary, Mayer &  Schweitzer,  Inc.  (M&S),  a market  maker in Nasdaq securities, provides trade execution  services to broker-dealers and institutional customers. During 1994, orders handled by M&S totaled over 5 billion shares, or over 6% of the total shares traded on Nasdaq. As used herein, the "Company" refers to CSC and subsidiaries.
   Schwab was incorporated in California in 1971 and adopted the name Charles Schwab & Co., Inc. after Mr. Charles R. Schwab became its
owner  and  President.   In September 1987, the  Company  raised  $123
million in its initial public offering. Since becoming a publicly-owned entity, the Company has experienced significant growth in
revenues,  customer assets and number of accounts.   This  growth  has
been accomplished through investment in technology, product and service development, marketing programs and customer service delivery
systems.    In  addition,  the  Company  has  broadened  its   service
capability  through  the  acquisition and  development  of  additional businesses.
   In October 1989, Charles Schwab Investment Management, Inc. (CSIM) was formed as a subsidiary of CSC. In January 1990, CSIM became the
general   investment  adviser  (employing  a  sub-adviser  to  perform portfolio management for certain funds), as well as the administrator for three money market funds. Substantially all of the balances previously invested by Schwab customers in other money market funds having similar investment objectives were transferred to these money
market    funds  in  January  1990.   Schwab  subsequently  introduced
additional  mutual funds.  The Company refers to all funds  for  which
CSIM   is  the  investment  adviser  as  the  SchwabFunds  (registered trademark).
   In response to the continued growth of customer trading activity in Nasdaq securities and a desire to secure a capability to execute customer trades in these and other securities, CSC acquired M&S in July 1991. Since the acquisition, M&S has executed substantially all the Nasdaq security trades originated by the customers of Schwab, which in 1994 accounted for approximately 17% of Schwab's total trading volume. Principal transaction revenues generated by M&S have contributed significantly to the Company's operating results.
   During  July 1992, Schwab introduced nationally its no-transaction-
fee   mutual  fund  service,  known  as  the  Mutual  Fund   OneSource
(trademark) service, which at December 31, 1994, enabled customers to trade 280 mutual funds in 28 well-known fund families without incurring brokerage transaction fees.
   In March 1992, CSC opened The Charles Schwab Trust Company (CSTC), which provides custody services for independent investment managers and serves as trustee for employee benefit plans (primarily 401(k)
plans).   CSTC's  primary focus is to provide  services  to  fee-based independent investment managers and 401(k) plan record keepers and administrators.


                Developments During 1994 and Early 1995

  During 1994, the Company experienced record revenues, net income and customer account openings. Net income for 1994 was $135 million, or
$1.54  per share, up from $118 million, or $1.32 per share,  in  1993, after a $.07 per share extraordinary charge for early debt retirement, and  $81  million, or $.92 per share, in 1992.  Schwab opened  736,000 new accounts during 1994, which contributed significantly to the $26.8 billion, or 28%, increase in assets held in Schwab customer accounts.
   The Company invested $32 million in various capital expenditures during 1994, including enhancements to its data processing and telecommunications systems, and a fourth regional customer telephone service center. The Company also opened 10 branch offices and made improvements to certain existing office facilities.
   Several  financing transactions were completed  during  1994.   The
Company   repurchased  2,499,600  shares  of  its  common  stock   for
$47  million,  prepaid its $35 million Senior Term Loan due  in  March
1995 and terminated a related interest rate exchange arrangement, issued $20 million in Medium-Term Notes and paid common stock dividends of $16 million.
   During the second half of 1994, Schwab commenced operation of five specialists' posts on the Pacific Stock Exchange. These posts make markets in over 240 common stocks. The Company expects to continue to expand its capacity to provide principal execution services to customers.
   In July 1994, the Securities and Exchange Commission (SEC) approved
a   National   Association   of  Securities   Dealers,   Inc.   (NASD)
Interpretation  to  its Rules of Fair Practice governing  the  way  in
which   market  makers  in  Nasdaq  securities  handle  the execution of limit orders accepted from certain types of customers.  M&S has extended the benefits of the Interpretation to substantially all retail customer limit orders in Nasdaq securities received from broker-dealers for which it executes such orders.  This Interpretation has caused principal
transaction revenues to decline.   Additional  rule  changes in  this
area currently under consideration by the NASD, such as the proposed Aqcess system, also may adversely impact principal transaction revenues.  See also "Regulation" below.
   In December 1994, a $100 million letter of credit facility was established by CSC with a commercial bank to issue letters of credit
(LOCs) to three of the SchwabFunds (registered trademark) money market funds. CSC has agreed to reimburse the bank for any payments made
under  the  LOCs.   At December 31, 1994, LOCs totaling $58.5 million
were outstanding  under this  facility.   See "Commitments, Contingent
Liabilities and Other Information" in the Notes to Consolidated Financial Statements in the Company's 1994 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.
   In January 1995, the Company's Board of Directors declared a three-for-two stock split of the Company's common stock, effected in the form of a 50% stock dividend, payable March 1, 1995 to stockholders of record February 1, 1995. Share information throughout this report has been restated to reflect this transaction. Also in January 1995, the Board increased the Company's quarterly cash dividend 29% to $.060 per share payable February 15, 1995 to stockholders of record February 1, 1995.
   In the first quarter of 1995, Schwab's Mutual Fund OneSource (trademark) service was expanded and now includes over 335 mutual funds in 38 well-known fund families. In addition, Schwab introduced FundMap (trademark), a mutual fund selection software for Windows (registered trademark).

   (b)  Financial  Information About Industry Segments.   The  Company
        -----------------------------------------------
operates in a single industry segment: securities brokerage and related investment services. No material part of the Company's consolidated revenues is received from a single customer or group of customers, or from foreign operations. As of December 31, 1994, approximately 28% of Schwab's total customer accounts were located in California. The next highest geographic concentrations of total customer accounts were approximately 7% in each of New York and Florida.

   (c)  Narrative Description of Business.  Schwab provides securities
        ----------------------------------
brokerage and related investment services to more than 3.0 million active investor accounts. These accounts held $122.6 billion in assets at December 31, 1994. M&S operates four offices in four states offering trade execution services for Nasdaq securities to broker-dealers, including Schwab, and institutional customers. Schwab's primary focus is serving retail clients who seek a wide selection of quality investment services at fees that, in most cases, are substantially lower than those of full-commission firms. The table on the following page sets forth on a comparative basis the Company's revenues for the three years ended December 31, 1994. These revenue figures reflect developments in, and the composition of, the Company's business.
   Schwab provides its customers, most of whom are retail investors, with convenient and prompt execution of their orders to purchase and sell securities, and with rapid access to market-related information. A key to both the quality and speed of Schwab's service and to its ability to provide commission discounts is its sophisticated communications and information processing systems.
   Schwab primarily serves investors who wish to conduct their own research and make their own investment decisions and do not wish to pay, through brokerage commissions, for research or portfolio management. To attract and accommodate investors who want research and portfolio management services, however, Schwab offers a variety of fee-based (primarily third-party) research and portfolio management products. This customer segment has become increasingly significant to Schwab's growth in customer assets and accounts. During 1994, Schwab customer assets held in customer accounts managed by independent investment managers increased $9.7 billion (42%) to a total of $32.6 billion.
    Although  Schwab  does  not  generally  maintain  inventories   of
securities for sale to its customers or engage in principal transactions with its customers, it has recently expanded, through the acquisition of specialists' posts on the Pacific Stock Exchange, its capability to execute customer orders in listed securities on a principal basis. Other instances where Schwab acts as principal include: (1) having temporary positions resulting from execution errors, unavailability of the various exchanges' automated trade execution facilities or nonpayment by customers, (2) positioning of listed securities to accommodate institutional customers, and
(3) engaging in certain riskless principal and other similar transactions where, in response to a customer order, Schwab will purchase securities (generally municipal and government securities) from another source and resell them to customers at a markup.
   Schwab's customer service delivery systems reduce dependency on the need for personal relationships between Schwab's customers and employees to generate orders. Schwab does not generally assign customers to individual employees. Each customer-contact employee has immediate access to the customer account and market-related information necessary to respond to any customer's inquiries, and for most customer orders, can enter the order and confirm the transaction. Customer orders involving certain types of transactions, such as those in fixed income securities and mutual funds, are handled by separate groups of registered representatives that specialize in such transactions. As a result of this approach, the departure of a registered representative generally does not result in a loss of customers for the firm.
   As  a  market  maker  in Nasdaq securities, M&S generally  executes customer trades as principal. M&S business practices call for competitively priced customer executions generally defined as the highest bid price on a sell order and the lowest offer price on a buy order quoted through the network of NASD member firms that are market makers.

                                 Sources of Revenues
                           (Dollar amounts in thousands)

                                                               Year Ended December 31,
                                       -----------------------------------------------------------------

                                                1994                 1993                   1992
                                       --------------------    ------------------    -------------------
  Type of Revenue                         Amount    Percent     Amount    Percent     Amount    Percent
                                       --------------------    ------------------    -------------------

Commissions
  Listed securities                    $  278,025    26.1%     $ 299,153   31.0%     $ 251,453   33.6%
  Nasdaq                                  169,236    15.9%       168,855   17.5%       122,022   16.3%
  Mutual funds                             59,949     5.6%        47,265    4.9%        35,507    4.7%
  Options                                  38,902     3.7%        36,933    3.8%        32,290    4.3%
  Other                                                                                    157
-------------------------------------------------------------------------------------------------------
Commissions                               546,112    51.3%       552,206   57.2%       441,429   58.9%
-------------------------------------------------------------------------------------------------------

Interest revenue
  Investments, customer-related           168,485    15.8%       112,944   11.7%       140,428   18.7%
  Margin loans to customers               184,871    17.4%       132,471   13.7%       104,337   13.9%
  Other                                     9,588     0.9%         6,816    0.7%         6,266    0.9%
Interest expense                         (198,236)  (18.6%)     (132,382) (13.7%)     (159,491) (21.3%)
-------------------------------------------------------------------------------------------------------
Interest revevenue, net of
  interest expense                        164,708    15.5%       119,849   12.4%        91,540   12.2%
-------------------------------------------------------------------------------------------------------

Principal transactions                    162,595    15.3%       169,081   17.5%       130,013   17.3%

Mutual fund service fees                  156,812    14.7%        98,554   10.2%        63,391    8.5%

Other                                      34,370     3.2%        25,323    2.7%        23,139    3.1%
-------------------------------------------------------------------------------------------------------

Total                                  $1,064,597   100.0%     $ 965,013  100.0%     $ 749,512  100.0%
=======================================================================================================

Certain prior years' revenues and expenses have been reclassified to conform to the 1994 presentation.

This table should be read in connection with the Company's consolidated financial statements and notes in the Company's 1994 Annual Report to Stockholders, which are incorporated herein by reference to
Exhibit No. 13.1 of this report.
-------------------------------------------------------------------------------------------------------


Customer trades exceeding certain sizes are executed on a negotiated basis.
   In the normal course of its market-making activities, M&S  maintains
inventories in Nasdaq securities on both a  "long"  and "short"   basis.
While  long  inventory  positions  represent   M&S' ownership   of
securities,  short  inventory   positions   represent obligations  of  M&S
to deliver specified securities at a contracted price, which may differ from market prices prevailing at the time of completion of the transaction. Accordingly, long or short inventory positions may result in gains or losses to M&S as market values of these securities fluctuate.
    The   securities  brokerage  industry  is  directly  affected   by
fluctuations in volumes and price levels of securities transactions generally, which are affected by many national and international economic and political factors that cannot be predicted, including broad trends in business and finance, legislation and regulation affecting the United States and international business and financial communities, currency values, and the level and volatility of interest
rates.   Sustained  low volumes of retail investment  activity  or  of securities transactions generally, particularly if accompanied by  low
securities   prices,   could  substantially   reduce   the   Company's
transaction-based revenues and could lead to reduced margin account balances, thus reducing interest revenue as well. Shifts in customer investment vehicle preferences from individual equity securities to products that have lower commissions per transaction, such as mutual funds, could also reduce transaction-based revenues.
   In connection with its information processing systems, its branch office network, its regional customer telephone service centers and other aspects of its business, the

Company incurs substantial expenses
that do not vary directly, at least in the short term, with fluctuations in securities transaction volumes and revenues. In the event of a material reduction in revenues, the Company may not reduce such expenses quickly and, as a result, the Company could experience reduced profitability or losses. Conversely, sudden surges in transaction volume can result in increased profits and profit margins. To ensure that it has the capacity to process projected increases in transaction volumes, the Company has historically made substantial capital and operating expenditures in advance of such projected increases, including during periods of low transaction volumes. In the event that such growth in transaction volumes does not occur, the expenses related to such investments could, as they have in the past, cause reduced profitability or losses.


                              Competition

  The Company encounters rigorous competition from full-commission and discount brokerage firms, as well as from financial institutions, mutual fund sponsors, market makers in Nasdaq securities and other organizations. The general financial success within the securities industry over the past several years has strengthened existing competitors, and management believes that such success will continue to attract additional competitors such as banks, insurance companies and providers of on-line financial and information services. Some of these competitors are larger, more diversified, have greater capital resources, and offer a wider range of services and financial products
than  the  Company.   Particularly  as  financial  services  and
products proliferate, to the extent such competitors are able to attract and retain customers on the basis of the convenience of one-stop shopping, the Company's business or its ability to grow could be adversely affected. In many instances, the Company is competing with such organizations for the same customers. Management believes that the main competitive factors are quality, convenience, price of services and products offered, and breadth of product line.
   Most discount brokerage firms charge commissions lower than Schwab. Full-commission brokerage firms also offer discounted commissions to selected retail brokerage customers. Many brokerage firms employ substantial funds in advertising and direct solicitation of customers to increase their market share of commission dollars and other securities-related income. If the well-capitalized brokerage firms pursue these competitive strategies successfully, Schwab's new account growth, commission revenues and profit margins could be adversely affected.


                        Marketing and Promotion

   Advertising plays a crucial role in obtaining new customers, which have constituted an important source of revenue and revenue growth for the Company. The Company's advertising and market development expense for the years ended December 31, 1994, 1993 and 1992 was $36 million, $41 million and $34 million, respectively. For the same years, the numbers of new accounts opened were approximately 736,000, 706,000 and 562,000, respectively. New account openings represent a significant portion of the growth in customer assets, which the Company believes is critical to growth in revenues. Accounts opened during 1994, 1993 and 1992 generated approximately 14%, 16% and 18% of total commission revenues during each of those years, respectively.
  The branch office network also plays a key role in building Schwab's business. Many customers prefer to open accounts in person in Schwab branch offices. With the customer service support of the regional customer telephone service centers and TeleBroker (registered trademark), branch personnel are able to focus a significant portion of their time on business development. Branch training programs and compensation plans emphasize identifying customer needs that can be satisfied with Schwab products and services, and increasing customer assets held in Schwab accounts.
   Schwab advertises regularly in financially-oriented newspapers and periodicals and occasionally in general circulation publications. Schwab advertisements appear regularly on national and local cable television and periodically on radio and independent television stations. Schwab employs volume-buying and other strategies to minimize the expense of broadcast advertising. Through these broadcast-buying strategies and by using Schwab employees to produce and buy print advertising, management believes Schwab realizes savings on its promotional expenses. Schwab also engages extensively in targeted direct mail advertising through monthly statement "inserts" and special mailings. Such efforts have increased Schwab's brand awareness among investors.
   In its advertising, as well as in promotional events such as press appearances, Schwab has aggressively promoted the name and likeness of its Chairman, Mr. Schwab. The Company believes there is a substantial benefit related to Mr. Schwab's association with the Company. The
Company has an agreement with Mr. Schwab by which he, subject to certain limitations, has assigned to the Company and Schwab all service mark, trademark, and trade name rights in his name (and variations thereon) and likeness.

                         Products and Services

  Accounts and Features.  Each Schwab customer has a
  ----------------------
brokerage account through  which securities may be purchased or sold.
If  approved  for margin  transactions, a customer may borrow a portion of the price  of certain  securities purchased through Schwab, or may sell securities short. Customers must have specific approval to trade options; as of December 31, 1994, approximately 149,000 accounts were so approved. To write uncovered options, customers must go through an additional approval process and must maintain a significantly higher level of equity in their brokerage accounts.
   Because Schwab does not pay interest on cash balances in basic brokerage accounts, it provides customers with an option to have cash
balances   in   their  accounts  automatically  swept   into   certain
SchwabFunds (registered trademark) money market funds. In July 1994, Schwab instituted a $1,000 cash and/or securities minimum opening balance requirement for basic brokerage accounts.
   A  customer may receive additional services by qualifying  for  and
opening  a  Schwab  One (registered trademark) brokerage  account.   A
customer may remove available funds from his or her Schwab One account either with a personal check or a VISA debit card. If a Schwab One customer is approved for margin trading, which most are, the checks and debit card also provide access to margin cash available. For cash balances awaiting investment, Schwab pays interest to Schwab One customers at a discretionary rate of interest. Alternatively, Schwab
One customers seeking tax-exempt income may elect to have cash balances swept into one of three tax-exempt SchwabFunds money market
funds.   During  1994,  the  number  of  active  Schwab  One  accounts increased  17%  and  the customer assets in all  Schwab  One  accounts
increased  26%.   The  Company considers customer accounts  with  cash
balances, positions or trading activity within the preceding twelve months to be active.
   Schwab acts as custodian, as well as broker, for Individual Retirement Accounts (IRAs). In Schwab IRAs, cash balances are swept daily into one of three SchwabFunds money market funds. During 1994, active IRAs increased 26% and customer assets in all IRAs increased 29%. Schwab also acts as custodian and broker for Keogh accounts.
   During  1994, Schwab expanded its Schwab 500 Brokerage  (trademark)
service  to  attract and retain customers who trade frequently.   This
service provides discounts from Schwab's standard commission rates as well as customized services and information resources.

  Customer Financing.  Customers' securities transactions are effected
  -------------------
on either a cash or margin basis. Generally, a customer buying securities in a cash-only brokerage account is required to make payment by settlement date, usually five business days after the trade is  executed.  However, for purchases of certain types of  securities, such as mutual fund shares, a customer must have a cash or money market fund balance in his or her account sufficient to pay for the trade prior to execution. When selling securities, a customer is required to deliver the securities, and is entitled to receive the proceeds, on settlement date. In an account authorized for margin trading, Schwab may lend its customer a portion of the market value of certain securities up to the limit imposed by the Federal Reserve Board, which for most equity securities is initially 50%. Such loans are collateralized by the securities in the customer's account. "Short" sales of securities represent sales of borrowed securities and create an obligation to purchase the securities at a later date. Customers may sell securities "short" in a margin account subject to minimum equity and applicable margin requirements and the availability of such securities to be borrowed and delivered.
   Interest on margin loans to customers provides an important  source
of  revenue  to  Schwab.   During the year ended  December  31,  1994,
Schwab's   outstanding   margin  loans  to  its   customers   averaged
approximately $2.7 billion, up from 1993's average of $2.2 billion.
  In permitting a customer to engage in transactions, Schwab takes the risk of such customer's failure to meet his or her obligations in the event of adverse changes in the market value of the securities
positions  in  his  or  her  account.   Under  applicable  rules   and
regulations for margin transactions, Schwab, in the event of such an adverse change, requires the customer to deposit additional securities or cash, so that the amount of the customer's obligation is not greater than specified percentages of the cash and market values of the  securities  in  the  account.  As  a  matter  of  policy,  Schwab generally requires its customers to maintain higher percentages of collateral values than the minimum percentages required under these regulations.
   Schwab may use cash balances in customer accounts to extend  margin
credit   to  other  customers.  Under SEC Rule 15c3-3, the portion
of such cash balances not used to extend margin credit (increased or decreased by certain other customer-related balances) must be held in segregated investment accounts. The balances in these segregated investment accounts must be invested in qualified interest-bearing
securities.   To  the  extent customer  cash  balances are available
for use by Schwab at interest costs lower than Schwab's costs of borrowing from alternative sources (e.g., balances in Schwab One brokerage accounts) or at no interest cost (e.g., balances in other accounts and outstanding checks that have not yet cleared Schwab's bank), Schwab's cost of funds is reduced and its net income is enhanced. Such interest
savings  contribute substantially   to  Schwab's  profitability  and,
if  a   significant reduction of customer cash balances were to occur,
Schwab's borrowings from other sources would have to increase and such profitability would decline. To the extent Schwab's customers elect to have cash balances in their brokerage accounts swept into certain SchwabFunds money market funds, the cash balances available to Schwab
for investments or for financing margin loans are reduced.   However,
Schwab receives mutual fund service fees from such funds based on the daily average invested balances.
   See also "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1994 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report, and "Regulation" below.

   Mutual Funds.  CSIM provides investment advisory and administrative
   -------------
services  to  the  SchwabFunds (registered trademark), which consisted of nine money market funds, including three that were added during 1994, a broad-based equity index fund, an international index fund, an index  fund  that attempts to track the performance of common stocks of the second 1,000 largest United States corporations and six bond funds
at December  31, 1994.    Customer   assets   invested  in  the SchwabFunds
totaled approximately $23.3 billion at December 31, 1994, a 47% increase over the prior year. The Company intends to offer additional mutual funds to its customers in the future.
   Through its Mutual Fund Marketplace (registered trademark) program, Schwab purchases and redeems for its customers shares of over 900 mutual funds in over 100 fund families sponsored by third parties. At December 31, 1994, the Mutual Fund Marketplace totaled $31.0 billion in customer assets, including $12.5 billion in the Mutual Fund OneSource (trademark) service. The Mutual Fund Marketplace program provides Schwab's customers with the convenience of purchasing and redeeming mutual fund shares with a single telephone call and of using margin credit to purchase most mutual fund shares. Schwab charges a transaction fee on trades placed in the funds included in its Mutual
Fund  Marketplace  (except  as  described  below).   Commissions  from
customer  transactions  in mutual fund shares comprised  approximately
11% of Schwab's total commission revenues in 1994, compared to approximately 9% in 1993 and approximately 8% in 1992.
  At December 31, 1994, Schwab's Mutual Fund OneSource service enabled customers to trade 280 mutual funds in 28 well-known fund families
without   incurring  brokerage  transaction  fees.   The  service   is
particularly attractive to investors who execute mutual fund trades directly with multiple mutual fund companies to avoid brokerage transaction fees and achieve investment diversity among fund families. While Schwab does not receive transaction fees (commissions) on customer transactions in the Mutual Fund OneSource program, it is compensated directly by the participating funds or their sponsors via fees received for providing record keeping and shareholder services.
Such compensation is ongoing, based on daily balances of customer assets invested in the participating funds and held at Schwab.

   Market  Making In Nasdaq Securities.  M&S provides trade  execution
   ------------------------------------
services in Nasdaq securities to broker-dealers and institutional customers. These services feature highly automated, competitively priced executions of both Nasdaq and nonNasdaq stocks and warrants. In most instances, customer orders are routed directly to M&S' trading system and are executed automatically.

   Services  for  Independent Investment  Managers.   To  attract  the
   ------------------------------------------------
business of accounts managed by fee-based independent investment managers, Schwab has a dedicated group through which, among other things, it assigns specific, experienced registered representatives to
individual   managers  and  occasionally  provides  certain   research
materials  for  the  benefit  of  the managed  accounts.   Independent
investment managers participating in this program may use SchwabLink (trademark) to access information in their customers' accounts directly from Schwab's computer data bases and to enter their customers' trades on-line. During 1994, Schwab added over 500 independent investment managers to this program, which at December 31, 1994 totaled more than 4,700. Schwab's brokerage business generated by independent investment managers and other professional investors represented approximately 14% of Schwab's total commission revenues in 1994, 11%
in 1993 and 10% in 1992.
   During 1994, CSC acquired Performance Technologies, Inc. (PT),  the
developer   of  Centerpiece  (registered  trademark),  an   investment
software  for  independent  investment managers.   PT  is  located  in
Raleigh, North Carolina and had 11 employees at December 31, 1994.

   Fixed  Income.   Fixed income investments available through  Schwab
   --------------
include U.S. Treasuries, zero-coupon bonds, listed and OTC corporate bonds, municipal bonds, GNMAs, unit investment trusts and bond mutual
funds.   Schwab also makes available to its customers certificates  of deposit (CDs) with specific financial institutions located in a variety of states. Such institutions pay Schwab fees for its services in making such CDs available and in transmitting funds and performing certain accounting functions. Schwab's customers do not pay any commission or fee when they purchase CDs.



                   Customer Service Delivery Systems

  Branch Office Network.  Schwab believes that the existence of branch
  ----------------------
offices   is   important  to  increasing  new  account  openings   and
maintaining  high levels of customer
satisfaction.   At  December  31, 1994, the Company maintained a network of
208 branches throughout the United States, including a branch office in the Commonwealth of Puerto Rico and the United Kingdom. Schwab plans to continue its branch expansion program in 1995 by opening approximately
20  to  25  new branches.    Customers  can  use  branch  offices  to
obtain   market information,  place orders, open accounts, deliver and receive checks and securities, and obtain related customer services in person, yet most branch activities are conducted by telephone and mail.
   Branch offices remain open during normal market hours to service customers in person and by telephone. Many branch offices offer extended office hours. Customer calls received during nonbranch hours are routed to regional customer telephone service centers.

  Regional Customer Telephone Service Centers.  Schwab's four regional
  --------------------------------------------
customer telephone service centers, located in Indianapolis, Denver, Phoenix and Orlando, handle calls to many of Schwab's toll-free numbers, customer calls that otherwise would have to wait for available registered representatives at branches during business hours, and calls routed from branches after hours and on weekends. Through the service centers, customers may place orders twenty-four hours a day, seven days a week, except for certain holidays. Customer orders placed during nonmarket hours are routed to appropriate markets the following business day. The capacity of the service centers allows new branches to be opened and maintained at lower staffing levels.

   Electronic Delivery Services.  Schwab provides automated  brokerage
   -----------------------------
services through which investors may place orders, receive account information and obtain securities market information. These services are designed to provide added convenience for customers and minimize Schwab's costs of responding to and processing routine customer transactions.
   Schwab's TeleBroker Service (registered trademark), which enables customers to place orders for stocks, options and certain mutual funds, as well as obtain real-time securities quotes and account information electronically from any touchtone telephone, was introduced in 1989 and was made available to customers nationally during 1991. TeleBroker (registered trademark), which provides customers with an additional 10% discount on commissions, has become increasingly important in providing customers access to Schwab, particularly during periods of heavy customer activity. In 1993, TeleBroker was enhanced to accommodate Mutual Fund OneSource (trademark) transactions. In December 1994 and March 1995, Schwab introduced TeleBroker in Spanish and Mandarin languages, respectively.
   On-line access to brokerage and investment information services is also available through Schwab's on-line trading software, StreetSmart (trademark) for Windows (trademark) and Macintosh (registered trademark), introduced in October 1993 and July 1994, respectively. During 1994, TeleBroker and other on-line brokerage services handled over half of Schwab's customer calls.


                          Information Systems

   Schwab's operations rely heavily on its information processing and communications systems. Schwab's system for processing a securities transaction is highly automated. Registered representatives equipped with on-line computer terminals can access customer account information, obtain securities prices and related information, and enter orders on-line. Most equity market orders are automatically executed and the representative is able to confirm execution to the customer while on the telephone. A written confirmation is generated automatically and is generally sent to the customer on the next business day. Under normal circumstances, most customer orders are executed without any Schwab employee filling out a single piece of paper.
   To support its customer service delivery systems, as well as other applications such as clearing functions, account administration, record keeping and direct customer access to investment information, Schwab maintains a sophisticated computer network connecting all of the branch offices and regional customer telephone service centers. Schwab's computers are also linked to the major registered United States securities exchanges, M&S, the National Securities Clearing Corporation and The Depository Trust Company.
   In 1979, Schwab obtained from Beta Systems, Inc. a non-exclusive license to use its basic software for executing brokerage functions. Since that time, Schwab has made substantial additions and modifications to that program. Schwab's computer systems also support on-line employee training, management information systems, software development activities and telecommunication network control functions.
   During periods of exceptionally high trading volume, the Company takes steps to provide customer service functions with maximum processing capacity. These steps include rescheduling processing jobs unrelated to customer trading functions and restricting on-line access to the Company's mainframe computer functions. The Company's computer capacity is continuously monitored and efforts are made to achieve an optimal balance between the costs of additional processing capacity and the customer service benefits it provides during high-volume periods.
  Failure of Schwab's information processing or communications systems for a significant period of time could limit Schwab's ability to process its large volume of transactions accurately and rapidly. This could cause Schwab to be unable to satisfy its obligations to customers and other securities firms, and could result in regulatory violations. External events, such as an earthquake or power failure, loss of external information feeds, such as security price information, as well as internal malfunctions, such as those that could occur during the implementation of system modifications, could render part of or all such systems inoperative.
   To enhance the reliability of the system and integrity of data, Schwab maintains carefully monitored backup and recovery functions. These include logging of all critical files intraday, duplication and storage of all critical data outside of its central computer site every 24 hours, and maintenance of facilities for backup and communications in San Francisco. They also include the maintenance and periodic testing of a disaster recovery plan that management believes would permit Schwab to recommence essential computer operations if its central computer site were to become inaccessible. To reduce the exposure to system failures caused by external factors, including earthquakes, the Company relocated its primary data center in 1993 from San Francisco to a newly constructed and owned site in Phoenix.


                   Clearing and Account Maintenance

  Schwab performs clearing services for all securities transactions in customer accounts. These services involve the confirmation, receipt, execution, settlement and delivery functions involved in securities
transactions.   Among other  things,  performing  its  own   clearing
services  allows Schwab to provide margin loans to customers  and  use
customer  cash  balances  to finance them.   During  the  year  ended
December 31, 1994, Schwab processed over 11 million trades.
  Schwab clears the vast majority of customer transactions through the facilities of the National Securities Clearing Corporation or the Options Clearing Corporation. Certain other transactions, such as mutual fund transactions and transactions in securities not eligible for settlement through a clearing corporation, are settled directly with the mutual funds or other financial institutions. Schwab is obligated to settle transactions with clearing corporations, mutual funds and other financial institutions even if Schwab's customer fails to meet his or her obligations to Schwab. In addition, for transactions that do not settle through a clearing corporation, Schwab takes the risk of the other party's failure to settle the trade. See "Commitments, Contingent Liabilities and Other Information" in the Notes to Consolidated Financial Statements in the Company's 1994 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.
   Customer securities are typically held by Schwab in its name, on deposit at one or more of the recognized securities industry depository trust companies, or in the case of government and certain other fixed-income securities and other instruments (e.g., certain limited partnership interests), at a custodial bank. Schwab collects dividends and interest on securities held in its name, making the appropriate credits to customer accounts. Schwab also facilitates exercise of subscription rights on securities held for customers. Schwab arranges for the transmittal of proxy and tender offer materials and company reports to customers.


                               Employees

   As of December 31, 1994, the Company had approximately 6,500 employees and contractors. This amount includes full-time employees and full-time equivalents for part-time and temporary employees, as well as persons employed on a contract basis. None of the employees are represented by a union, and the Company believes its relations with its employees are good.


                              Regulation

   The securities industry in the United States is subject to extensive regulation under both Federal and state laws. The SEC is the Federal agency  charged  with administration of the Federal  securities  laws.
Schwab  and M&S are registered as broker-dealers with the SEC.  Schwab and CSIM are registered as investment advisers with the SEC.
   Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges such as the New York Stock Exchange, Inc. (NYSE), which  has  been  designated by the SEC as Schwab's primary  regulator
with  respect  to  its  securities  activities.   The  NASD  has  been
designated  as M&S' primary regulator by the SEC with respect  to  its securities activities. During 1994, the American Stock Exchange was Schwab's designated primary regulator with respect to options trading activities. These self-regulatory organizations adopt rules (subject to approval by the SEC) governing the industry and conduct periodic examinations of broker-dealers. Securities firms are also subject to regulation by state securities authorities in the states in which they do business. Schwab is registered as a broker-dealer in 50 states, the District of Columbia and Puerto Rico. M&S is registered as a broker-dealer in 18 states as of December 1994.
   The principal purpose of regulations and discipline of broker-dealers and investment advisers is the protection of customers and the
securities   markets,  rather  than  protection   of   creditors   and
stockholders   of   broker-dealers  and  investment   advisers.    The
regulations to which broker-dealers and investment advisers are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, uses and safekeeping of
customers'  funds and securities, capital structure of  securities firms,  record keeping, fee arrangements, disclosure to  clients,  and
the   conduct  of  directors,  officers  and  employees.    Additional
legislation,  changes in rules promulgated by the  SEC  and  by  self-
regulatory   organizations  or  changes  in  the   interpretation   or
enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers and investment advisers. The SEC, self-regulatory organizations and state securities authorities may conduct administrative proceedings which can result in censure, fine, cease and desist orders, or suspension or expulsion of a broker-dealer or an investment adviser, its officers, or employees. Schwab and M&S have been the subject of such administrative proceedings.
   The Department of Justice, the SEC and the NASD have during the past year commenced a series of investigations and regulatory actions involving the activities of many market makers in Nasdaq securities. M&S is a significant participant in the Nasdaq market. As a result of such inves-tigations and actions, and possible future regulatory actions, changes are occurring in the manner in which this market conducts its business. Current practices may change as a consequence of rulemaking and improvements in technology or may be subject to increased disclosure requirements.
New market systems, if approved, could significantly impact the manner in which business is currently conducted. Schwab and M&S are cooperating with the various investigations and have and will continue to work with regulators to respond to questions related to their businesses. These investigations and regulatory actions may have a material adverse impact on M&S' future business. The Company anticipates that it will adapt to any new market environment and intends to promote practices which are designed to benefit its customers.
   As  registered broker-dealers and NASD member organizations, Schwab and M&S are required by Federal law to belong to the Securities Investor Protection Corporation (SIPC), which provides, in the event of  the liquidation of a broker-dealer, protection for securities held in customer accounts held by the firm of up to $500,000 per customer, subject to a limitation of $100,000 on claims for cash balances. SIPC
is  funded  through  assessments  on  registered  broker-dealers.   In
addition,  in  1994,  Schwab  has  purchased  from  private   insurers
additional account protection of up to $49.5 million per customer,  as
defined,  for  customer  securities  positions  only.   This   account
protection   has   increased  from  1993's   account   protection   of
$24.5  million.   Mutual  funds, including  money  market  funds,  are
considered  securities  for the purposes  of  SIPC  coverage  and  the
additional   coverage.   Neither  SIPC  coverage  nor  the  additional
coverage applies to fluctuations in the market value of securities.
   Schwab  is  also authorized by the Municipal Securities  Rulemaking
Board to effect transactions in municipal securities on behalf of its customers and has obtained certain additional registrations with the
SEC and state regulatory agencies necessary to permit it to engage  in
certain  other  activities incidental to its brokerage business.   For
example, Schwab is registered with the SEC as a transfer agent in connection with certain services it provides to the SchwabFunds (registered trademark).
   Margin lending by Schwab and M&S is subject to the margin rules  of the  Board  of Governors of the Federal Reserve System and  the  NYSE.
Under  such rules, broker-dealers are limited in the amount  they  may
lend  in  connection  with  certain  purchases  and  short  sales   of
securities and are also required to impose certain maintenance requirements on the amount of securities and cash held in margin
accounts.   In  addition, those rules and rules of the  Chicago  Board
Options  Exchange govern the amount of margin customers  must  provide and maintain in writing uncovered options.
  As a California state-chartered trust company, CSTC is authorized to conduct business in California, and is primarily regulated by the
California State Banking Department. Since it provides employee benefit plan trust services, CSTC is also required to comply with the
Employee   Retirement  Income  Security  Act  of  1974  (ERISA)   and,
consequently, is subject to oversight by both the Internal Revenue Service and Department of Labor. CSTC is required under ERISA to maintain a fidelity bond for the protection of employee benefit trusts for which it serves as trustee.
   Charles Schwab Limited, a subsidiary of Schwab, is registered as an arranger with the Securities and Futures Authority in the United Kingdom, and engages in business development activities on behalf of Schwab.


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

   "Net capital" is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings, less certain deductions that result from excluding assets that are not readily convertible into cash and from conservatively valuing certain other assets. These deductions include charges that discount the value of firm security positions to reflect the possibility of adverse changes in market value prior to disposition.
   The Net Capital Rule requires notice of equity capital withdrawals to be provided to the SEC prior to and subsequent to withdrawals exceeding certain sizes. Such rule prohibits withdrawals that would reduce a broker-dealer's net capital to an amount less than 25% of its deductions required by the Net Capital Rule as to its security positions. The Net Capital Rule also allows the SEC, under limited circumstances, to restrict a broker-dealer from withdrawing equity capital for up to 20 business days.
   Schwab and M&S have elected the alternative method of calculation under paragraph (a)(1)(ii) of the Net Capital Rule, which requires a broker-dealer to maintain minimum net capital equal to 2% of its "aggregate debit items," computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers (SEC Rule 15c3-3). "Aggregate debit items" are assets that have as their source transactions with customers, primarily margin loans. Under the alternative method of the Net Capital Rule, a broker-dealer may not
(a) pay, or permit the payment or withdrawal of, any subordinated borrowings or (b) pay cash dividends or permit equity capital to be removed if, after giving effect to such payment, withdrawal, or removal, its net capital would be less than 5% of its aggregate debit items.
   Under NYSE Rule 326, Schwab is required to reduce its business if its net capital is less than 4% of aggregate debit items for more than 15 consecutive business days; NYSE Rule 326 also prohibits the expansion of business if net capital is less than 5% of aggregate debit items for more than 15 consecutive business days. The provisions of NYSE Rule 326 also become operative if capital withdrawals (including scheduled maturities of subordinated borrowings during the following six months) would result in a reduction of a firm's net capital to the levels indicated.
   If compliance with applicable net capital rules were to limit Schwab's or M&S' operations and Schwab's ability to repay its subordinated  debt  to  the Company, this  in  turn  could  limit  the
Company's ability to repay debt, pay cash dividends and purchase shares of its outstanding stock. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1994 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.
   At December 31, 1994, Schwab was required to maintain minimum net capital under the Net Capital Rule of $61 million and had total regulatory net capital of $315 million. At December 31, 1994, the amounts in excess of 2%, 4% and 5% of aggregate debit items were $254 million, $194 million and $164 million, respectively.
   At December 31, 1994, M&S was required to maintain minimum net capital under the Net Capital Rule of $1 million and had total regulatory net capital of $5 million. At December 31, 1994, the amount in excess of 2% of aggregate debit items exceeded $4 million.
   CSTC's capital requirement is established by the California Superintendent of Banks under the California Financial Code. The Code requires that CSTC's ratio of contributed capital, as defined, to accumulated deficit shall exceed 2.5 to 1. At December 31, 1994, the ratio of contributed capital to accumulated deficit was 2.7 to 1. If CSTC's capital declines, or if the Superintendent of Banks determines that additional capital is required for other reasons, CSC could be required to contribute additional capital to CSTC.


Item 2.   Properties

   The  Company's  corporate headquarters are located  in  a  28-story
building  at  101  Montgomery Street in San Francisco.   The  building
contains  approximately 296,000 square feet and is  leased  by  Schwab
under  a  term  expiring  in the year 2000.   The  current  rental  is
approximately $8.7 million per year, subject to certain increases and obligations to pay certain operating expenses such as utilities, insurance and taxes. Schwab has three successive five-year options to renew the lease at the then market rental value. Schwab also leases space in other buildings for its San Francisco operations aggregating approximately 380,000 square feet at year-end 1994. M&S' headquarters are located in leased office space in Jersey City, New Jersey.
   The Company's primary data center is located in Phoenix in a 105,000 square feet facility owned by the Company.
   All of Schwab's branch offices and regional customer telephone service centers and M&S' branch offices are located in leased premises, generally with lease expiration dates five to ten years from inception.


Item 3.   Legal Proceedings

   The information required to be furnished pursuant to this item is set forth under the caption "Commitments, Contingent Liabilities and Other Information" in the Notes to the Consolidated Financial Statements in the Company's 1994 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.

Item 4.   Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1994.


Item 4a.  Executive Officers of the Registrant

  See Item 10 in Part III of this report.


                                PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

   The Company's common stock is listed on the New York and Pacific Stock Exchanges under the ticker symbol SCH. The number of common stockholders of record as of February 10, 1995 was 1,909.
  The other information required to be furnished pursuant to this item is set forth under the caption "Quarterly Financial Information (Unaudited)" in the Company's 1994 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 6.   Selected Financial Data

   The information required to be furnished pursuant to this item is set forth under the captions "Operating Results (for the year)," "Other (at year end)" and "Other (for the year)" in the Company's 1994 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information required to be furnished pursuant to this item is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1994 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.
   Average balances and interest rates for the fourth quarters of 1994 and 1993 are summarized as follows (dollars in millions):

-------------------------------------------------------------------
                                                 Three Months Ended
                                                    December 31,
                                                 1994          1993
-------------------------------------------------------------------
Earning Assets (customer-related):
Investments:
  Average balance outstanding                   $4,040        $3,564
  Average interest rate                          5.27%         3.23%
Margin loans to customers:
  Average balance outstanding                   $2,855        $2,448
  Average interest rate                          7.58%         5.97%
Average yield on earning assets                  6.23%         4.35%
Funding Sources (customer-related
  and other):
Interest-bearing customer cash balances:
  Average balance outstanding                   $5,645        $4,883
  Average interest rate                          4.21%         2.39%
Other interest-bearing sources:
  Average balance outstanding                   $  368        $  329
  Average interest rate                          3.29%         3.17%
Average noninterest-bearing portion             $  881        $  800
Average interest rate on funding sources         3.62%         2.11%
Summary:
  Average yield on earning assets                6.23%         4.35%
  Average interest rate on funding sources       3.62%         2.11%
--------------------------------------------------------------------
Average net interest margin                      2.61%         2.24%
====================================================================

   Average net interest margin increased 37 basis points from the fourth quarter of 1993 to the fourth quarter of 1994. Average balances of investments increased 13% and margin loans to customers increased 17% over this same period. The average yield on investments and margin loans to customers increased 188 basis points from the fourth quarter of 1993 to the fourth quarter of 1994. Over this same period, interest-bearing customer cash balances increased 16% and the average interest rate paid on funding sources increased 151 basis points.


Item 8.   Financial Statements and Supplementary Data

   The information required to be furnished pursuant to this item is set forth in the Consolidated Financial Statements and under the caption "Quarterly Financial Information (Unaudited)" in the Company's 1994 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.


                               PART III


Item 10.  Directors and Executive Officers of the Registrant

   The information relating to directors of the Company required to be furnished pursuant to this item is incorporated by reference from portions of the Company's definitive proxy statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 1994 (the Proxy Statement) under the captions "Election of Directors" (excluding all information under the subcaption
"Information about the Board of Directors and Committees of the Board") and "Principal Stockholders."

Executive Officers of the Registrant

   The following table provides certain information about each of the Company's current executive officers. Executive officers are elected by and serve at the discretion of the Company's Board of Directors. However, Mr. Schwab has an employment agreement which expires on March 31, 1995. A new employment agreement, which has an initial term of five years and renews for an additional year at each anniversary, is scheduled to be submitted to the stockholders for approval at the May 8, 1995 Annual Meeting of Stockholders.




                 Executive Officers of the Registrant

         Name              Age          Position with the Company
         ----              ---          -------------------------
Charles R. Schwab           57    Chairman and Chief Executive Officer, and Director

Lawrence J. Stupski         49    Vice Chairman, and Director

David S. Pottruck           46    President and Chief Operating Officer, and Director

John Philip Coghlan         43    Executive Vice President - Schwab Institutional

A. John Gambs               49    Executive Vice President - Finance and Chief Financial Officer

Dawn Gould Lepore           41    Executive Vice President and Chief Information Officer

Ronald W. Readmond          52    Executive Vice President

Elizabeth Gibson Sawi       43    Executive Vice President - Mutual Funds

Tom Decker Seip             45    Executive Vice President - Retail Brokerage

John N. Tognino             56    Executive Vice President - Capital Markets and Trading

Luis E. Valencia            50    Executive Vice President - Human Resources


   Mr. Schwab has been Chairman and Chief Executive Officer and a director of the Company since its incorporation in November 1986. Mr. Schwab was a founder of Schwab in 1971 and has been its Chairman since 1978. Mr. Schwab is currently a director of The Gap, Inc., Transamerica Corporation, AirTouch Communications and a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust and Schwab Annuity Portfolios, all registered investment companies.

   Mr. Stupski has been Vice Chairman of the Company since July 1992 and a director of the Company since its incorporation in November 1986. Mr. Stupski was Chief Operating Officer of the Company from November 1986 to March 1994 and the Company's President from November 1986 to July 1992. He also served as Chief Executive Officer and Chief Operating Officer of Schwab from July 1988 to July 1992. He served as Vice Chairman of Schwab from July 1992 to August 1994.

   Mr. Pottruck has been Chief Operating Officer and a director of the Company since March 1994, President of the Company and Chief Executive Officer of Schwab since July 1992, and President of Schwab since July
1988.   Mr. Pottruck was Executive Vice President of the Company  and
Schwab from March 1987 to July 1992. Mr. Pottruck joined Schwab in March 1984.

   Mr. Coghlan has been Executive Vice President of the Company and Schwab and General Manager of Schwab Institutional since July 1992. Mr. Coghlan joined Schwab in January 1986, became a Vice President in 1988 and became Senior Vice President in 1990.

   Mr. Gambs has been Executive Vice President and Chief Financial Officer of the Company and Schwab since he joined the Company in March 1988.

   Ms.  Lepore has been Executive Vice President and Chief Information
Officer  of  the  Company and Schwab since October 1993.   Ms.  Lepore
joined Schwab in September 1983 and became Senior Vice President in 1989.

   Mr. Readmond has been Executive Vice President of the Company and Vice Chairman of Schwab since January 1995. From July 1992 to January 1995, he was Senior Executive Vice President of the Company and Schwab, as well as Chief Operating Officer of Schwab. From the time that Mr. Readmond joined the Company in August 1989 until July 1992, he was Executive Vice President - Operations, Trading and Credit of the Company and Schwab.

  Ms. Sawi has been President of Charles Schwab Investment Management, Inc., Executive Vice President - Mutual Funds of the Company and Schwab since April 1994. Prior to that, she was Executive Vice President - Marketing and Advertising of the Company and Schwab from January 1992 to April 1994. Ms. Sawi joined Schwab in November 1982.

  Mr. Seip has been Executive Vice President - Retail Brokerage of the Company and Schwab since January 1995. From April 1994 to January 1995 he was Senior Executive Vice President - Retail Brokerage of the Company and Schwab. He was President of Charles Schwab Investment Management, Inc. (CSIM) from July 1992 to April 1994 and Chief Operating Officer of CSIM from June 1991 to April 1994. From July 1992 to April 1994, he was Executive Vice President - Mutual Funds and Fixed Income Products of the Company and Schwab. Mr. Seip joined Schwab in January 1983. Prior to becoming Senior Vice President of Schwab and assuming his mutual fund responsibilities in June 1991, Mr. Seip was the divisional executive in charge of Schwab's retail branches east of the Mississippi.

   Mr. Tognino has been Executive Vice President - Capital Markets and
Trading  of  the  Company  and Schwab since October  1993.   Prior  to
joining the Company in October 1993, Mr. Tognino was a Managing Director at Merrill Lynch in New York since 1991, and was based in London as Managing Director of equity products from 1990 to 1991. Mr. Tognino serves on the NASDAQ (registered trademark) Board of Governors.

   Mr. Valencia has been Executive Vice President - Human Resources of the  Company and Schwab since March 1994.  Before joining the  Company in  March  1994,  Mr.  Valencia  served  as  a  Managing  Director  of
Commercial Credit Corp., a subsidiary of the Travelers engaged in consumer finance for the Travelers, from January 1993 to February
1994.   From  1975 to 1993, he held various positions  with  Citicorp, including President and Chief Executive Officer of Transaction Technology, a subsidiary of Citicorp, from 1990 to 1993.


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


Item 13.  Certain Relationships and Related Transactions

   The information required to be furnished pursuant to this item is incorporated by reference from a portion of the Proxy Statement under the caption "Certain Transactions."

                                PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K

  (a) Documents filed as part of this Report
      --------------------------------------

  1. Financial Statements

   The financial statements and independent auditors' report are set forth in the Company's 1994 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report and are listed below:

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

  (b) Reports on Form 8-K
      -------------------

     None filed during the last quarter of 1994.

(c)  Exhibits
     --------

  The exhibits listed below are filed as part of this annual report on Form 10-K.

                                                                   Sequentially
Exhibit                                                               Numbered
Number                  Exhibit                                          Page
-------------------------------------------------------------------------------
  3.3     Restated  Certificate of Incorporation, as  amended  as  of
          December  1, 1988, of the Registrant, filed as Exhibit  3.3 to  the  Registrant's Form 10-K for the year ended December
          31, 1989 and incorporated herein by reference.

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

 10.5     Employment  Agreement  dated as of  March  31,  1987  among
          Registrant,  Charles  Schwab & Co.,  Inc.  and  Charles  R.
          Schwab.                                                          * +

 10.9     Executive  Officer  Stock Option Plan (1987)  dated  as  of
          March  24,  1987, with form of Non-Qualified  Stock  Option
          Agreement  (Executive  Officer Stock  Option  Plan  (1987))
          attached.                                                        * +

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

 10.73   1987  Stock  Option Plan, as Amended and  Restated,  as  of
         April  17,  1989, with form of Non-Qualified  Stock  Option
         Agreement  (General  Management Plan)  attached,  filed  as
         Exhibit 4.1 to Registrant's Registration Statement No.  33-
         21582 on Form S-8 and incorporated herein by reference.           +

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

                                  - 16 -

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

 10.120  ESOP  Loan  Agreement, effective as of  January  19,  1993, between  Registrant and The Charles Schwab  Profit  Sharing and  Employee  Stock  Ownership Plan and  Trust,  filed  as
         Exhibit  10.120 to the Registrant's Form 10-K for the  year
         ended   December  31,  1992  and  incorporated  herein   by
         reference.                                                        +

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

 10.132  Charles Schwab & Co., Inc. Long-Term Incentive Plan III, as
         Amended,  effective  January 1,  1994  (supersedes  Exhibit
         10.96 to Registrant's Form 10-Q for the quarter ended  June
         30, 1991).                                                        +

 10.137  Credit  Agreement  dated as of June 30, 1994,  between  the
         Registrant  and the Banks listed therein, filed as  Exhibit
         10.137 to the Registrant's Form 10-Q for the quarter  ended
         June 30, 1994 and incorporated herein by reference.

 10.138  Form  of  Nonstatutory  Stock  Option  Agreement  for  Non-
         Employee  Directors (filed as Exhibit 4.4 to the  Company's
         Registration  Statement  No.  33-47842  on  Form  S-8   and
         incorporated herein by reference).                                +

 10.140  Form  of Restricted Shares Agreement (filed as Exhibit  4.6 to  the  Company's Registration Statement No.  33-54701  on
         Form S-8 and incorporated herein by reference).                   +

 10.141  The  Charles Schwab Corporation 1992 Stock Incentive  Plan,
         as  amended October 18, 1994 (supersedes Exhibit 10.131  to
         Registrant's  Form  10-K for the year  ended  December  31,
         1993), filed as Exhibit 10.141 to the Registrant's Form 10-Q for the quarter ended September 30, 1994 and incorporated
         herein by reference.                                              +

                                  - 17 -

 10.142  The  Charles Schwab Corporation Deferred Compensation Plan,
         as amended October 18, 1994 (supersedes Exhibit 10.133 to
         Registrant's Form 10-K  for  the  year  ended December 31,
         1993),  filed  as Exhibit  10.142  to  the Registrant's
         Form  10-Q  for  the quarter ended September 30, 1994 and
         incorporated herein by reference.                                 +

 10.143  Form  of  Nonstatutory  Stock Option Agreement  (supersedes
         Exhibit  10.139 to Registrant's Form 10-Q for  the  quarter ended  June  30,  1994),  filed as Exhibit  10.143  to  the
         Registrant's Form 10-Q for the quarter ended September  30,
         1994 and incorporated herein by reference.                        +

 10.144  Form  of Incentive Stock Option Agreement, filed as Exhibit
         10.144 to the Registrant's Form 10-Q for the quarter  ended
         September 30, 1994 and incorporated herein by reference.          +

 10.145  The  Charles  Schwab  Profit  Sharing  and  Employee  Stock
         Ownership  Plan,  restated  December  15,  1994,  effective
         January   1,  1994  (supersedes  Exhibit  10.102   to   the
         Registrant's  Form  10-K for the year  ended  December  31,
         1991;  Exhibits 10.114 and 10.115 to the Registrant's  Form
         10-Q  for  the  quarter ended June 30, 1992;  and  Exhibits
         10.135  and  10.136 to the Registrant's Form 10-K  for  the
         year ended December 31, 1993).                                    +

 10.146  Annual  Executive Individual Performance Plan dated  as  of
         January   1,  1995  (supersedes  Exhibit  10.134   to   the
         Registrant's  Form  10-K for the year  ended  December  31,
         1993).                                                            +

 10.147  Corporate Executive Bonus Plan dated as of January 1,  1995
         (formerly  the  Annual  Executive Bonus  Plan)  (supersedes
         Exhibit  10.130 to the Registrant's Form 10-K for the  year
         ended December 31, 1993).                                         +

 10.148  Summary of Individual Bonus Plan effective as of January 1,
         1995 with Ronald W. Readmond.                                     +

 10.149  Employment Agreement dated as of March 31, 1995 between the
         Registrant and Charles R. Schwab.                                 +

 10.150  Reimbursement  Agreement  dated as  of  December  19,  1994 between  the Registrant and Bank of America National  Trust and Savings Association.

 11.1    Computation of Earnings per Common Equivalent Share.

 12.1    Computation of Ratio of Earnings to Fixed Charges.

 13.1    Portions  of  The  Charles Schwab Corporation  1994  Annual
         Report to Stockholders, which have been incorporated herein by reference. Except for such portions, such annual report is not deemed to be "filed" herewith.

                                  - 18 -

 21.1    Subsidiaries of the Registrant.

 23.1    Independent Auditors' Consent.

 27.1    Financial Data Schedule (electronic only).

 * Incorporated by reference to the identically-numbered exhibit to Registrant's Registration Statement No. 33-16192 on Form S-1, as amended and declared effective on September 22, 1987.

 +  Management contract or compensatory plan.

                             SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1995.

                                         THE CHARLES SCHWAB CORPORATION
                                                 (Registrant)

                                         BY: CHARLES R. SCHWAB /s/
                                             ---------------------------
                                             Charles R. Schwab
                                             Chairman

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 24, 1995.

     Signature                                Title
     ---------                                -----
CHARLES R. SCHWAB /s/                    Chairman, Chief Executive Officer
---------------------                       and Director
Charles R. Schwab                        (principal executive officer)

LAWRENCE J. STUPSKI /s/                  Vice Chairman and Director
-----------------------
Lawrence J. Stupski

DAVID S. POTTRUCK /s/                    President, Chief Operating Officer
---------------------                       and Director
David S. Pottruck

A. JOHN GAMBS /s/                        Executive Vice President - Finance,
-----------------                           and Chief Financial Officer
A. John Gambs                            (principal financial and accounting officer)

NANCY H. BECHTLE /s/                         Director
--------------------
Nancy H. Bechtle

C. PRESTON BUTCHER /s/                       Director
----------------------
C. Preston Butcher

DONALD G. FISHER /s/                         Director
--------------------
Donald G. Fisher

ANTHONY M. FRANK /s/                         Director
--------------------
Anthony M. Frank

JAMES R. HARVEY /s/                          Director
-------------------
James R. Harvey

STEPHEN T. McLIN /s/                         Director
--------------------
Stephen T. McLin

ROGER O. WALTHER /s/                         Director
--------------------
Roger O. Walther

                 THE CHARLES SCHWAB CORPORATION

             Index to Financial Statement Schedules


                                                                           Page
                                                                           ----

Independent Auditors' Report                                                F-2

Schedule I - Condensed Financial Information of Registrant:
                    Condensed Balance Sheet                                 F-3
                    Condensed Statement of Income and Retained Earnings     F-4
                    Condensed Statement of Cash Flows                       F-5

Schedule II - Valuation and Qualifying Accounts                             F-6




Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the Company's consolidated financial statements and notes in the Company's 1994 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.

INDEPENDENT  AUDITORS'  REPORT
------------------------------




To the Stockholders and Board of Directors of The Charles Schwab Corporation:



We have audited the consolidated financial statements of The Charles Schwab Corporation and subsidiaries (the Company) as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 27, 1995; such consolidated financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of the Company and subsidiaries appearing on pages F-3 through F-6. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





February 27, 1995

                                                                     SCHEDULE I

                      THE CHARLES SCHWAB CORPORATION
                           (PARENT COMPANY ONLY)

               Condensed Financial Information of Registrant
                          Condensed Balance Sheet
                    (In thousands, except share data)

                                                                              December 31,
                                                                       1994                1993
                                                                       ----                ----
Assets
Cash and equivalents                                                 $ 63,893
Receivable from subsidiaries                                           38,006           $ 49,831
Subordinated receivable from subsidiary                               124,000            132,728
Investment in subsidiaries, at equity                                 418,389            384,043
Other assets                                                            4,678              2,512
-------------------------------------------------------------------------------------------------
Total                                                                $648,966           $569,114
=================================================================================================

Liabilities and Stockholders' Equity
Accrued expenses                                                     $ 11,952           $  4,941
Long-term borrowings                                                  170,000            185,000
-------------------------------------------------------------------------------------------------
Total liabilities                                                     181,952            189,941
-------------------------------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock - 10,000,000 shares authorized; $.01 par
     value per share; none issued
   Common stock - 200,000,000 shares authorized; $.01 par
     value per share;  89,230,020 shares in 1994 and 1993*                595                595
   Additional paid-in capital                                         166,103            161,052
   Retained earnings                                                  373,161            253,692
   Treasury stock - 3,781,995 shares in 1994 and 2,474,217
     shares in 1993, at cost*                                         (57,968)           (23,153)
   Note receivable from Profit Sharing Plan                                              (13,013)
   Unearned ESOP shares                                               (10,174)
   Unamortized restricted stock compensation                           (4,703)
-------------------------------------------------------------------------------------------------
Stockholders' equity                                                  467,014            379,173
-------------------------------------------------------------------------------------------------
Total                                                                $648,966           $569,114
=================================================================================================


* Reflects the 1995 three-for-two common stock split.

See Notes to Consolidated Financial Statements in the Company's 1994 Annual Report to Stockholders,
which are incorporated herein by reference to Exhibit No. 13.1 of this report,  for a discussion of long-term borrowings and contingent liabilities.

                                                                    SCHEDULE I


                THE CHARLES SCHWAB CORPORATION
                     (PARENT COMPANY ONLY)

         Condensed Financial Information of Registrant
      Condensed Statement of Income and Retained Earnings
                        (In thousands)

                                                                       Year Ended December 31,

                                                               1994            1993            1992
                                                               ----            ----            ----
Interest revenue                                            $ 14,379        $ 14,952        $ 12,235
Interest expense                                             (12,079)        (13,258)        (13,570)
-----------------------------------------------------------------------------------------------------

Net interest income (expense)                                  2,300           1,694          (1,335)

Other revenues                                                    18
Other expenses                                                (8,467)         (2,159)         (2,132)
-----------------------------------------------------------------------------------------------------

Loss before income tax benefit, equity in earnings
  of subsidiaries and extraordinary charge                    (6,149)           (465)         (3,467)

Income tax benefit                                             2,490             472           1,254
-----------------------------------------------------------------------------------------------------

Income (loss) before equity in earnings of
  subsidiaries and extraordinary charge                       (3,659)              7          (2,213)

Equity in earnings of subsidiaries
  Equity in undistributed earnings of subsidiaries            30,632          86,821          48,063
  Dividends paid by subsidiaries                             108,370          37,540          35,378
-----------------------------------------------------------------------------------------------------
  Total                                                      139,002         124,361          83,441

Income before extraordinary charge                           135,343         124,368          81,228

Extraordinary charge - early retirement of debt                               (6,700)
-----------------------------------------------------------------------------------------------------

Net income                                                   135,343         117,668          81,228

Dividends on common stock                                    (16,038)        (10,946)         (8,411)
Stock options and warrants exercised                                                           1,413
Other                                                            164            (198)

Retained earnings:
At beginning of year                                         253,692         147,168          72,938
-----------------------------------------------------------------------------------------------------

At end of year                                              $373,161        $253,692        $147,168
=====================================================================================================

                                                                     SCHEDULE I

                    THE CHARLES SCHWAB CORPORATION
                         (PARENT COMPANY ONLY)

             Condensed Financial Information of Registrant
                   Condensed Statement of Cash Flows
                            (In thousands)

                                                                                    Year Ended December 31,
                                                                       1994                1993               1992
                                                                       ----                ----               ----
Cash flows from operating activities
Net income                                                           $135,343           $ 117,668           $ 81,228
   Noncash item included in net income:
      Equity in undistributed earnings of subsidiaries                (30,632)            (86,821)           (48,063)
   Extraordinary charge for early retirement of debt                                       11,205
   Change in accrued expenses                                           7,011               1,447                681
   Change in other assets                                              (2,144)             (1,715)              (239)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                             109,578              41,784             33,607
---------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
Decrease (increase) in receivable from subsidiaries                    17,475             (39,118)               894
Collection on subordinated loans to subsidiary                          8,728              26,500             10,000
Issuance of subordinated loans to subsidiary                                               (5,000)           (48,500)
Increase in net investment in subsidiaries                             (3,468)            (46,179)            (5,295)
Purchase of life insurance policies                                    (2,268)
Collection on note receivable from Profit Sharing Plan                  1,467               6,241              3,925
---------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                       21,934             (57,556)           (38,976)
---------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from loans on life insurance policies                          2,247
Proceeds from long-term borrowings                                     20,000             150,000             35,000
Repayment of long-term borrowings                                     (35,000)
Repayment of subordinated borrowings                                                     (126,933)
Purchase of treasury stock                                            (46,781)                               (23,227)
Dividends paid                                                        (16,038)            (10,946)            (8,411)
Other                                                                   7,953               3,651              2,007
---------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                      (67,619)             15,772              5,369
---------------------------------------------------------------------------------------------------------------------

Change in cash and equivalents                                         63,893                ----               ----
Cash and equivalents at beginning of year                                ----                ----               ----
---------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                  $ 63,893            $   ----           $   ----
=====================================================================================================================

Prior years' financial statements have been reclassified to conform to the 1994 presentation.

See Notes to the Consolidated Financial Statements in the Company's 1994 Annual Report to Stockholders,
which are incorporated herein by reference to Exhibit No. 13.1 of this report, for a discussion of additional cash flow information.

                                                                     SCHEDULE II



                        THE CHARLES SCHWAB CORPORATION



                      Valuation and Qualifying Accounts
                                (In thousands)

                                                                Additions
                                             Balance at   --------------------                   Balance at
                                             Beginning      Charged                                  End
              Description                     of Year     to Expense     Other      Written off    of Year
                                              -------     ----------     -----      -----------    -------

For the year ended
   December 31, 1994:

      Allowance for doubtful accounts          $2,229      $ 1,193       $150        $  (368)       $3,204
                                               ===========================================================


For the year ended
   December 31, 1993:

      Allowance for doubtful accounts          $3,449       $  336       $ 19        $(1,575)       $2,229
                                               ===========================================================


For the year ended
   December 31, 1992:

      Allowance for doubtful accounts          $2,769      $ 1,270       $(75)       $  (515)       $3,449
                                               ===========================================================