Form 10-Q
period 1995-03-31
SCHWAB CHARLES CORP
filed 1995-05-12
CIK 316709

                               UNITED  STATES
                    SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington, D.C.  20549


                                 FORM  10-Q


           QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                 OF  THE  SECURITIES  EXCHANGE  ACT  OF 1934



For the quarterly period ended March 31, 1995      Commission file number 1-9700



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

           85,895,520* shares of $.01 par value Common Stock
                      Outstanding on May 1, 1995

*  Reflects the 1995 three-for-two common stock split.

                   THE  CHARLES  SCHWAB  CORPORATION

                     Quarterly Report on Form 10-Q
                 For the Quarter Ended March 31, 1995

                                 Index

                                                                       Page
                                                                       ----


     Part I - Financial Information

       Item 1. Condensed Consolidated Financial Statements:

                 Statement of Income                                     1
                 Balance Sheet                                           2
                 Statement of Cash Flows                                 3
                 Notes                                                  4-5

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      6-12


     Part II - Other Information

       Item 1. Legal Proceedings                                       12-13

       Item 2. Changes in Securities                                    13

       Item 3. Defaults Upon Senior Securities                          13

       Item 4. Submission of Matters to a Vote of Security Holders      13

       Item 5. Other Information                                        13

       Item 6. Exhibits and Reports on Form 8-K                         13


     Signature                                                          14

                        Part 1 - FINANCIAL INFORMATION
             Item 1.  Condensed Consolidated Financial Statements



                          THE CHARLES SCHWAB CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                              Three Months Ended
                                                                   March 31,
                                                             1995           1994
                                                             ----           ----
Revenues
    Commissions                                            $150,947       $160,985
    Interest revenue, net of interest expense of
      $79,203 in 1995 and $35,230 in 1994                    46,048         35,862
    Principal transactions                                   43,296         50,289
    Mutual fund service fees                                 46,239         33,768
    Other                                                    10,323          7,001
- ----------------------------------------------------------------------------------
Total                                                       296,853        287,905
- ----------------------------------------------------------------------------------

Expenses Excluding Interest
    Compensation and benefits                               123,161        121,020
    Communications                                           26,363         28,139
    Occupancy and equipment                                  23,520         20,961
    Depreciation and amortization                            14,134         12,512
    Commissions, clearance and floor brokerage               15,599         12,526
    Advertising and market development                       10,898         11,796
    Professional services                                     5,647          5,566
    Other                                                    14,150         11,841
- ----------------------------------------------------------------------------------
Total                                                       233,472        224,361
- ----------------------------------------------------------------------------------

Income before taxes on income                                63,381         63,544
Taxes on income                                              25,005         25,354
- ----------------------------------------------------------------------------------

Net Income                                                 $ 38,376       $ 38,190
==================================================================================

Weighted average number of common and
    common equivalent shares outstanding*                    88,074         88,204
==================================================================================

Earnings per Common Equivalent Share*                      $    .44       $    .43
==================================================================================

Dividends Declared per Common Share*                       $   .060       $   .047
==================================================================================


* Reflects the 1995 three-for-two common stock split.



See Notes to Condensed Consolidated Financial Statements.

                            THE CHARLES SCHWAB CORPORATION

                         CONDENSED CONSOLIDATED BALANCE SHEET
                           (In thousands, except share data)

                                                                     March 31,            December 31,
                                                                       1995                   1994
                                                                       ----                   ----
                                                                    (Unaudited)
                                                                    -----------
Assets
Cash and equivalents (including resale agreements of
    $152,110 in 1995 and $242,500 in 1994)                          $   417,328           $   380,616
Cash and investments required to be segregated under
    Federal or other regulations (including resale agreements
    of $4,321,079 in 1995 and $3,787,984 in 1994)                     4,617,642             4,206,466
Receivable from brokers, dealers and clearing organizations              87,655                86,028
Receivable from customers (less allowance for doubtful
    accounts of $3,125 in 1995 and $3,204 in 1994)                    2,827,269             2,923,867
Equipment, office facilities and property (less accumulated
    depreciation and amortization of $172,792 in 1995 and
    $162,474 in 1994)                                                   136,238               129,105
Customer lists (less accumulated amortization of $143,686
    in 1995 and $140,860 in 1994)                                        23,988                26,813
Other assets                                                            161,258               164,967
- ------------------------------------------------------------------------------------------------------

Total                                                                $8,271,378            $7,917,862
======================================================================================================

Liabilities and Stockholders' Equity
Drafts payable                                                       $  159,000            $  117,383
Payable to brokers, dealers and clearing organizations                  428,406               296,420
Payable to customers                                                  6,813,017             6,670,362
Accrued expenses                                                        190,045               195,320
Long-term borrowings                                                    171,130               171,363
- ------------------------------------------------------------------------------------------------------
Total liabilities                                                     7,761,598             7,450,848
- ------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Preferred stock - 10,000,000 shares authorized; $.01 par
       value per share; none issued
    Common stock - 200,000,000 shares authorized; $.01 par
       value per share; 89,229,708 shares issued in
       1995 and 1994*                                                       892                   595
    Additional paid-in capital                                          170,237               166,103
    Retained earnings                                                   406,141               373,161
    Treasury stock - 3,435,029 shares in 1995 and 3,781,995
       shares in 1994, at cost*                                         (55,004)              (57,968)
    Unearned ESOP shares                                                 (8,146)              (10,174)
    Unamortized restricted stock compensation                            (4,340)               (4,703)
- ------------------------------------------------------------------------------------------------------
Stockholders' equity                                                    509,780               467,014
- ------------------------------------------------------------------------------------------------------

Total                                                                $8,271,378            $7,917,862
======================================================================================================

* Reflects the 1995 three-for-two common stock split.


See Notes to Condensed Consolidated Financial Statements.

                             THE CHARLES SCHWAB CORPORATION

                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (In thousands)
                                     (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                         1995              1994
                                                                         ----              ----
Cash flows from operating activities
Net income                                                            $  38,376         $  38,190
    Noncash items included in net income:
        Depreciation and amortization                                    14,134            12,512
        Deferred income taxes                                               517             7,254
        Other                                                             4,067              (137)
    Change in accrued expenses                                          (2,719)            25,782
    Change in other assets                                                3,196            10,457
- --------------------------------------------------------------------------------------------------
Net cash provided before change in customer-related balances             57,571            94,058
- --------------------------------------------------------------------------------------------------

Change in customer-related balances:
    Payable to customers                                                142,655           591,736
    Receivable from customers                                            96,677           (80,557)
    Drafts payable                                                       41,617            (5,299)
    Payable to brokers, dealers and clearing organizations              131,986            24,441
    Receivable from brokers, dealers and clearing organizations          (1,627)           (4,151)
    Cash and investments required to be segregated under
        Federal or other regulations                                   (411,176)         (531,355)
- --------------------------------------------------------------------------------------------------
Net change in customer-related balances                                     132            (5,185)
- --------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                57,703            88,873
- --------------------------------------------------------------------------------------------------

Cash flows from investing activities
Purchase of equipment, office facilities and property - net             (18,006)          (14,803)
- --------------------------------------------------------------------------------------------------
Net cash used by investing activities                                   (18,006)          (14,803)
- --------------------------------------------------------------------------------------------------

Cash flows from financing activities
Purchase of treasury stock                                                                (19,031)
Dividends paid                                                           (5,142)           (4,046)
Other                                                                     2,157               931
- --------------------------------------------------------------------------------------------------
Net cash used by financing activities                                    (2,985)          (22,146)
- --------------------------------------------------------------------------------------------------

Increase in cash and equivalents                                         36,712            51,924
Cash and equivalents at beginning of period                             380,616           279,828
- --------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                 $ 417,328         $ 331,752
==================================================================================================




See Notes to Condensed Consolidated Financial Statements.

                   THE  CHARLES  SCHWAB  CORPORATION

                         NOTES  TO  CONDENSED
                        CONSOLIDATED  FINANCIAL
                              STATEMENTS
                              (Unaudited)


Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include The Charles Schwab Corporation (CSC) and its subsidiaries (collectively the Company), including Charles Schwab & Co., Inc. (Schwab) and Mayer & Schweitzer, Inc. (M&S). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report to Stockholders, which are incorporated by reference in the Company's 1994 Annual Report on Form 10-K.
    Revenues are presented net of interest expense. Certain 1994 revenues and expenses have been reclassified to conform to the 1995 presentation.

Contingent Liabilities

    In the normal course of its margin lending activities, Schwab is contingently liable to the Options Clearing Corporation for the margin requirement of customer margin securities transactions. Such margin requirement is secured by a pledge of customers' margin securities. This contingent liability was $114 million at March 31, 1995.
    In January 1992, the Company filed a petition in U.S. Tax Court refuting a claim for additional Federal income tax asserted by the Internal Revenue Service (IRS). A trial is scheduled for August 1995. The asserted additional tax of $19 million, excluding interest, arises from the IRS' audit of the tax periods ended March 31, 1988 and
December  31,  1988.   The  majority of the  asserted  additional  tax
relates to deductions claimed by the Company for amortization of intangible assets (mainly customer lists) received in the Company's 1987 acquisition of Schwab. The resolution of the contested issues may also affect the Company's taxable years ended December 31, 1989 through 1994. While a 1993 U.S. Supreme Court decision confirms the Company's ability to amortize for tax purposes certain of its intangible assets, issues involving the valuation of these intangible assets remain unresolved in the Company's case with the IRS. Management believes that these matters will be resolved without a material adverse effect on the Company's financial position or results of operations.
    M&S  has  been named as one of thirty-three defendant  market-
making firms in a consolidated class action which is pending in Federal District Court in the Southern District of New York pursuant to an order of the Judicial Panel on Multidistrict Litigation. On December 16, 1994, the plaintiffs filed a consolidated amended complaint purportedly on behalf of certain persons who purchased or sold Nasdaq securities during the period May 1, 1989 through May 27, 1994. The complaint does not set forth any specific conduct by M&S and does not request any specific amount of damages, although it requests that
the  actual  damages  be  trebled where  permitted  by  statute.   The
consolidated   amended   complaint  generally   alleges   an   illegal
combination and conspiracy among the defendant market-making firms to fix and maintain the spreads between the bid and ask prices of Nasdaq
securities.   On February 2, 1995, the defendants filed  a  motion  to
dismiss  the  consolidated amended complaint for failure  to  state  a
claim.   That  motion  is  pending.   The  ultimate  outcome  of  this
consolidated action cannot currently be determined.
   There are other various lawsuits pending against the Company which, in the opinion of management, will be resolved with no material impact on the Company's financial position or results of operations.
    In December 1994, a $100 million letter of credit facility was established by CSC with a commercial bank to issue letters of credit
(LOCs) to three of the SchwabFunds (registered trademark) money market funds in connection with the bankruptcies of Orange County, California and the Orange County investment pool. CSC has agreed to reimburse the bank for any payments made under the LOCs, and to leave unutilized as much as $100 million of its $225 million credit facility. The LOC facility was voluntarily established by CSC as a precautionary measure to provide independent support for the valuation of certain securities held by the funds. These securities were issued by Orange County and by municipalities that participated in the investment pool maintained by Orange County.

Although the issuers, other than Orange County, have not filed for bankruptcy, their ability to repay obligations in a timely manner may be affected by shortfalls, if any, of amounts scheduled to be received from investments in the Orange County investment pool.
    At March 31, 1995, LOCs totaling $58.5 million were outstanding under this facility. The funds may make demands for payments under the LOCs if the issuers of certain municipal securities held by the funds fail to pay a specified percentage of the principal amount of the  securities when due or if the proceeds received by the  funds  in the disposition of any such securities are less than a specified percentage of the principal amount of the securities. The funds will absorb losses of principal amounts of the securities, if any, at
disposition   or  maturity  for  each  security  up  to  a   specified
percentage.   The LOCs expire and the original maturities of the securities occur on or before August 1, 1995. Management is currently unable to determine whether, or to what extent, the funds would make any demands for payment under the LOCs.

Regulatory Requirements

    Schwab and M&S are subject to the SEC's Uniform Net Capital Rule and each compute net capital under the alternative method permitted by this Rule, which requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from customer transactions or a minimum dollar amount, which is based on the type of business conducted by the broker-dealer. The minimum dollar amount for both Schwab and M&S is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement. At March 31, 1995, Schwab's net capital was $338 million (11% of aggregate debit balances), which was $279 million in excess of its minimum required net capital and $191 million in excess of 5% of aggregate debit balances. At March 31, 1995, M&S' net capital was $6 million (395% of aggregate debit balances), which was $5 million in excess of its minimum required net capital.
    In accordance with the requirements of SEC Rule 15c3-3, Schwab and M&S had a portion of their cash and investments segregated for the exclusive benefit of customers at March 31, 1995.

Cash Flow Information

    Certain investing and financing activities of the Company affect its financial position but do not affect cash flows. The following table summarizes those transactions (in thousands):

                                          Three Months
                                             Ended
                                            March 31,
                                       1995          1994
                                       ----          ----
Transfer of par value on stock
  issued in three-for-two
  stock split                          $297
                                       ====

Dividends declared,
  not yet paid                                      $4,006
                                                    ======

Equipment, office facilities
 and property financed                              $1,843
                                                    ======


    Certain additional information affecting the cash flows of the Company follows (in thousands):

                                            Three Months
                                                Ended
                                              March 31,
                                         1995          1994
                                         ----          ----

Income taxes paid                     $ 3,993       $   462
                                      =======       =======

Interest paid:
 Customer cash balances               $72,468       $30,857
 Long-term borrowings                   5,204         4,740
 Other                                  3,610         1,232
                                      -------       -------

Total interest paid                   $81,282       $36,829
                                      =======       =======


Subsequent Event

    In April 1995, CSC announced the terms of an offer to acquire ShareLink Investment Services plc, a retail discount securities brokerage firm in the United Kingdom, for approximately $65 million in cash and/or loan notes. Completion of the transaction is expected by June 30, 1995 and is subject to regulatory approvals and other conditions. CSC entered into a contract in April 1995 to purchase British pound sterling to be used for the ShareLink Investment Services plc acquisition.

Item 2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
           CONDITION  AND  RESULTS  OF  OPERATIONS


                                General

     The   Charles  Schwab  Corporation  (CSC)  and  its  subsidiaries
(collectively referred to as the Company) provide brokerage and related investment services to customers with 3.1 million active (a) accounts and assets that totaled $136.9 billion at March 31, 1995.
With  a  network  of  208  branch  offices,  the  Company's  principal subsidiary,  Charles  Schwab  &  Co.,  Inc.  (Schwab),  is  physically represented  in  46 states, the Commonwealth of Puerto  Rico  and  the
United  Kingdom.   Mayer & Schweitzer, Inc. (M&S), a market  maker  in
Nasdaq securities, provides trade execution services to broker-dealers and institutional customers.
    The  Company's  business, like that of other securities  brokerage firms,  is  directly  affected by fluctuations in  volumes  and  price levels in securities markets, which are in turn affected by many national and international economic and political factors that cannot
be  predicted.   Transaction-based revenues, primarily commission  and
principal  transaction  revenues,  represent  the  majority   of   the
Company's revenues. In the short term, most of the Company's expenses do not vary directly with fluctuations in securities trading volume and do not increase or decrease quickly, which could result in the Company experiencing increased profitability with rapid increases in revenues, or reduced profitability (or losses) in the event of a material reduction in revenues.
    Due to the factors discussed above, the results of any interim period are not necessarily indicative of results for a full year, and it is not unusual for the Company to experience significant variations in quarterly revenue growth. In addition, these factors may subject the Company's future earnings and common stock price to significant volatility.
    The Company has historically used discount pricing as a tactic in its efforts to gain market share and enhance the value of its services. In recent years, Schwab has introduced additional price-competitive product offerings such as its No-Annual-Fee IRA, its Mutual Fund OneSource (trademark) service and its Schwab 500 Brokerage (trademark) service, which includes commission discounts from Schwab's standard rates. Schwab's on-line brokerage services such as TeleBroker (registered trademark) and StreetSmart (trademark) also provide customers with discounts on commissions. Management expects to continue to use aggressively this value-pricing philosophy in the marketing of new products and services.

                   Three Months Ended March 31, 1995
                    Compared To Three Months Ended
                            March 31, 1994

Summary

    Net income for the first quarter of 1995 totaled $38 million or $.44 per share, relatively unchanged from first quarter 1994 net income of $38 million or $.43 per share.
    First quarter 1995 revenues were $297 million, up 3% from $288 million for the first quarter of 1994, primarily due to increases in mutual fund service fees and net interest revenue, largely offset by decreases in commission and principal transaction revenues. Mutual fund service fees increased $12 million, or 37% due to growth in fund balances. Net interest revenue increased $10 million, or 28% mainly due to increases in customer cash balances and margin loans to customers. Commission revenues decreased $10 million, or 6% due to a decrease in average commission per trade. Principal transaction revenues decreased $7 million, or 14% due to a lower daily average revenue per principal transaction from market-making activities in Nasdaq securities.
    Assets  in customer accounts totaled

(a)  Accounts with balances or activity within the preceding twelve months.

$136.9 billion at  March  31, 1995,  $36.5 billion, or 36%, more than a year ago primarily resulting from increases in customers' equity securities of $11.8 billion, or 28%, and increases in customer assets in
Schwab's Mutual Fund Marketplace (registered trademark) of $8.7 billion, or 33%. Customer assets in cash and money market funds at March 31, 1995 increased 33% over the year-ago level to $30.3 billion. Schwab added 164,900 new customer accounts during the first quarter of 1995, compared to 234,000 new accounts during the first quarter of 1994. The quarter-over-quarter decrease was due in part to the $1,000 minimum opening balance requirement implemented in July 1994 for basic brokerage accounts.
    Total  operating  expenses  excluding interest  during  the  first quarter of 1995 were $233 million, up 4% from $224 million for the first
quarter  of 1994.    The  higher  expenses  primarily  related  to  the
Company's continued growth and expansion, higher principal transaction-related expenses such as commissions, clearance and floor brokerage expenses, and additional employees.
    The profit margin for the first quarter of 1995 was 13%, unchanged
from   the   first  quarter  of  1994.   The  annualized   return   on
stockholders' equity for the first quarter of 1995 was 28%, down from 36% for the first quarter of 1994, reflecting the Company's higher equity base in 1995's first quarter.
    During the first quarter of 1995, Schwab commenced operation of four specialists' posts on the Pacific Stock Exchange, bringing the total number of posts to nine at March 31, 1995. These posts make markets in over 400 securities, which include common stocks, preferred stocks and exchange-listed bonds. The Company expects to continue to expand its capacity to execute principal transactions.

Commissions

    Schwab executes commission transactions for customers on an agency basis. Commission revenues totaled $151 million for the first quarter of 1995, down $10 million, or 6%, from the first quarter of 1994. Retail agency commissions constituted approximately 96% of total commissions, with remaining commissions from institutional customers. Commissions earned on retail agency trades totaled $145 million on a daily average retail agency trade level of 32,800 in the first quarter of 1995, compared with commission revenues of $155 million on a daily average retail agency trade level of 33,300 for the comparable period in 1994. The following table shows a comparison of certain factors that influence retail agency commission revenues:

- ----------------------------------------------------------------------------------
                                                     Three Months
                                                         Ended
                                                       March 31,           Percent
                                                 1995            1994      Change
- ----------------------------------------------------------------------------------

Number of customer
 accounts that traded during
 the quarter (in thousands)                       666              643        4%
Average number of retail agency
 transactions per account
 that traded                                     3.11             3.27       (5)
Total number of retail agency
 transactions (in thousands)                    2,069            2,098       (1)
Average commission per
 retail agency transaction                     $70.10           $73.85       (5)
Total retail agency commission
 revenues (in millions)                        $  145           $  155       (6)

==================================================================================
Note:  The above table excludes customer transactions in Schwab's
       Mutual Fund OneSource (trademark) service.


   The 4% increase in the number of customer accounts that traded during the  quarter was fully offset by a 5% decline in the number of retail agency trades per such accounts. Average commission per retail agency transaction declined 5% from the year-ago level as the proportion of trades handled by TeleBroker (registered trademark) and StreetSmart (trademark), which provide users a 10% commission discount, and
Schwab  500  Brokerage  (trademark) service,  which  also provides commission
discounts,  increased.   The combination of 1% fewer retail agency trades
handled during the quarter and the 5% decline in average commission per retail agency transaction resulted in a 6% decline in total retail agency commission revenues.
     Schwab continues to experience significant commission price competition and expects to continue to develop price-competitive products and services that address the needs of customers for which pricing is a primary factor in their selection of financial services.

Interest Revenue, Net of Interest Expense

    Interest revenue, net of interest expense increased $10 million, or 28%, to $46 million from the prior year's first quarter as shown in the following table (in millions):

- ---------------------------------------------------------------------
                                                     Three Months
                                                         Ended
                                                       March 31,
                                                 1995            1994
- ---------------------------------------------------------------------

Interest Revenue
Investments, customer-related                    $ 63             $31
Margin loans to customers                          58              38
Other                                               4               2
- ---------------------------------------------------------------------
Total                                             125              71
- ---------------------------------------------------------------------

Interest Expense
Customer cash balances                             72              31
Long-term borrowings                                3               3
Other                                               4               1
- ---------------------------------------------------------------------
Total                                              79              35
- ---------------------------------------------------------------------

Interest Revenue, Net of Interest Expense        $ 46             $36
=====================================================================


    When investing segregated customer cash balances, the Company must adhere to SEC regulations that restrict investments to U.S. government securities, participation certificates and mortgage-backed securities
guaranteed   by   the   Government  National   Mortgage   Association,
certificates  of deposit issued by U.S. banks and thrifts  and  resale
agreements  collateralized  by qualified  securities.   The  Company's
policies for credit quality and maximum maturity requirements are more restrictive than these SEC regulations. Investment information for the first three months of 1995 and 1994 is as follows:

- ---------------------------------------------------------
                                           Three Months
                                              Ended
                                             March 31,
                                         1995        1994
- ---------------------------------------------------------
Investment composition
 (in billions at quarter end):
Resale agreements                        $4.3        $3.8
Certificates of deposit                    .2          .2
Average maturity of investments
 (in days):
During the quarter                         40          67
At quarter end                             46          64
=========================================================

    Customer-related daily average balances, interest rates and average net interest margin for the first quarters of 1995 and 1994 are summarized in the following table (dollars in millions):

- ------------------------------------------------------------------------------
                                                          Three Months Ended
                                                               March 31,
                                                        1995              1994
- ------------------------------------------------------------------------------
Earning Assets (customer-related):
Investments:
  Average balance outstanding                         $4,276            $3,861
  Average interest rate                                5.94%             3.30%
Margin loans to customers:
  Average balance outstanding                         $2,869            $2,601
  Average interest rate                                8.25%             5.96%
Average yield on earning assets                        6.87%             4.37%
Funding Sources (customer-related
  and other):
Interest-bearing customer cash balances:
  Average balance outstanding                         $5,880            $5,229
  Average interest rate                                4.96%             2.40%
Other interest-bearing sources:
  Average balance outstanding                         $  342            $  353
  Average interest rate                                4.18%             3.03%
Average noninterest-bearing portion                   $  923            $  880
Average interest rate on funding sources               4.28%             2.11%
Summary:
  Average yield on earning assets                      6.87%             4.37%
  Average interest rate on funding sources             4.28%             2.11%
- ------------------------------------------------------------------------------
Average net interest margin                            2.59%             2.26%
==============================================================================


     Interest  revenue  from  customer-related  investments  increased
$32  million  due to an 11% increase in average balances  outstanding, and a 264 basis point increase in the average interest rate
earned  on such  investments.   Interest  earned on  margin  loans  to
customers increased  $20 million as average margin balances increased
10%,  and the  average interest rate earned on such balances increased
229 basis points.   Interest  expense on customer cash balances increased
$41 million due to a 12% increase in average balances outstanding, and a 256 basis point increase in average interest rates paid on such balances.
    The average net interest margin pertaining to customer-related earning assets and related funding sources increased 33 basis points over that of 1994's first quarter to 2.59%. This was primarily due to larger increases in average interest rates with respect to earning assets compared to average interest rates on funding sources.

Principal Transactions

    During the first quarter of 1995, principal transaction revenues decreased $7 million, or 14%, from the comparable period in 1994 to $43 million. This decrease was due to a lower daily average revenue per principal transaction from market-making activities in Nasdaq securities in the first quarter of 1995, partially offset by an increase in trading volume handled by M&S. A portion of this decrease was attributable to the impact of the July 1994 National Association of Securities Dealers, Inc. (NASD) Interpretation to its Rules of Fair Practice governing the way in which market makers in Nasdaq securities handle the execution of limit orders accepted from certain types of customers. M&S has extended the benefits of the Interpretation to substantially all retail customer limit orders in Nasdaq securities received from broker-dealers for which it executes such orders. As a market maker in Nasdaq securities, M&S generally executes customer trades as principal. Substantially all Nasdaq security trades originated by the customers of Schwab are directed to M&S.
    During 1994, the Department of Justice, the SEC and the NASD commenced a series of investigations and regulatory actions involving the activities of many market makers in Nasdaq securities. These investigations and regulatory actions have continued into 1995. M&S is a significant participant in the Nasdaq market. As a result of such investigations and actions, and possible future regulatory actions, changes are occurring in the manner in which this market conducts its business. Current practices may change as a consequence of rulemaking and improvements in technology and may be subject to increased disclosure requirements. New market systems, if approved, could significantly impact the manner in which business is currently conducted. Schwab and M&S are cooperating with the various investigations and have and will continue to work with the regulators to respond to questions related to their businesses. These investigations and regulatory actions may have a material adverse impact on M&S' future business. The Company anticipates that it will adapt to any new market environment and intends to promote practices which are designed to benefit its customers.

Mutual Fund Service Fees

    Mutual fund service fees increased $12 million, or 37%, to $46 million in the first quarter of 1995 from the comparable period in 1994. The increase was primarily attributable to significant increases in customer assets in Schwab's proprietary funds, collectively referred to as the SchwabFunds (registered trademark), and customer assets in funds purchased through Schwab's Mutual Fund OneSource (trademark) service. Most of these fees are earned for transfer agent and investment management services provided to proprietary money market funds and for record keeping and shareholder services provided to funds in the Mutual Fund OneSource service.
    The SchwabFunds include money market funds, bond funds and equity index funds. Schwab customers may elect to have cash balances in their brokerage accounts automatically invested in certain SchwabFunds money market funds. This feature provides a significant competitive advantage to SchwabFunds money market funds as uninvested customer cash is swept into these funds on a regular basis. Customer assets invested in the

SchwabFunds (registered trademark), substantially all of which are in money market funds, were $24.9 billion at March 31, 1995, compared to $17.8 billion at March 31, 1994, a 40% increase. Fees received by Schwab via the Mutual Fund OneSource (trademark) program are based on daily balances of customer assets invested in the participating funds through Schwab and are paid by the funds and/or fund sponsors. Customer assets held by Schwab that have been purchased through the Mutual Fund OneSource service, excluding SchwabFunds, totaled $15.1 billion at March 31, 1995, compared to $9.5 billion at March 31, 1994, a 59% increase.

Expenses Excluding Interest

    Total  operating expenses excluding interest for the first quarter of  1995  were  $233 million, up 4% from $224 million  for  the  first quarter of 1994. Compensation and benefits expense for the first quarter of 1995 increased $2 million, or 2%, to $123 million primarily due to an increase in salaries and wages, partially offset by a decrease in variable compensation. The Company had approximately 6,900 employees and contractors at March 31, 1995 compared to 6,700 at
March  31,  1994.   These  amounts include full-time,  part-time,  and
temporary employees, and persons employed on a contract basis.
    Occupancy and equipment expense increased $3 million, or 12%, to $24 million from the prior year's first quarter primarily due to increased data processing equipment expense and to branch and customer telephone service center expansions.
    Commissions,  clearance  and  floor  brokerage  expense  increased
$3 million, or 25%, to $16 million from the prior year's first quarter primarily due to increases in the average price per share for orders received by M&S and increases in the number of trades processed by M&S.
     The Company's effective income tax rate for the first three months of 1995 was 39.5% compared to 39.9% for the comparable period in 1994.

                    Liquidity and Capital Resources

Liquidity

Schwab

    Most of Schwab's assets are liquid, consisting primarily of short-term (i.e., less than 90 days) investment-grade, interest-earning investments (substantially all of which are segregated for the exclusive benefit of customers pursuant to regulatory requirements) and receivables from customers and brokers. Customer margin loans are demand loan obligations secured by readily marketable securities. Receivables from and payables to other brokers, dealers and clearing organizations primarily represent current open transactions, which usually settle or can be closed out within a few business days.
    Liquidity needs relating to customer trading and margin borrowing activities are met primarily through cash balances in customer accounts, which totaled $6.8 billion at March 31, 1995, up 2% from the December 31, 1994 level of $6.7 billion. Earnings from Schwab's operations are the primary source of liquidity for capital expenditures and investments in new services, marketing and technology. Management believes that customer cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
   To manage Schwab's regulatory capital position, CSC provides Schwab with a $180 million subordinated revolving credit facility maturing in September 1996, of which $99 million was outstanding at March 31, 1995. At quarter end, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from CSC maturing in 1996 and 1997. In April 1995, the maturity date for $10 million of the $25 million debt scheduled to mature in 1996 was extended to 1997. Borrowings under these subordinated lending arrangements qualify as regulatory capital for Schwab.
    For use in its brokerage operations, Schwab maintains uncommitted bank credit lines totaling

$480 million, of which $400 million is available on an unsecured basis. Schwab used such borrowings for four days during the first three months of 1995, with the daily amounts borrowed averaging $35 million. These lines were unused at March 31, 1995.

M&S

    M&S'  liquidity needs are generally met through earnings generated
by  its  operations.   Most  of  M&S' assets  are  liquid,  consisting
primarily   of   receivables  from  brokers,  dealers   and   clearing
organizations,  marketable securities, and cash and equivalents.   M&S
may  borrow up to
$10 million under a subordinated lending arrangement with CSC. Borrowings under this arrangement qualify as regulatory capital for M&S. This facility has never been used.

The Charles Schwab Corporation

    CSC's liquidity needs are generally met through cash generated  by its subsidiaries. Schwab and M&S are the principal sources of this liquidity and are subject to regulatory requirements that are intended to  ensure  the general financial soundness and liquidity  of  broker-
dealers.   These  regulations  would  prohibit  Schwab  and  M&S  from repaying  subordinated borrowings to CSC, paying  cash  dividends,  or making any unsecured advances or loans to their parent or employees if such payment would result in net capital of less than 5% of their aggregate debit balances or less than 120% of their minimum dollar amount  requirement  of $1 million.  At March  31,  1995,  Schwab  had
$338  million of net capital (11% of aggregate debit balances),  which
was  $279  million in excess of its minimum required net capital.   At
March  31,  1995, M&S had $6 million of net capital (395% of aggregate debit balances), which was $5 million in excess of its minimum required net capital. Management believes that funds generated by Schwab's and M&S' operations will continue to be the primary funding source  in meeting CSC's liquidity needs and maintaining Schwab's  and
M&S' net capital.
   CSC has individual liquidity needs that arise from its $170 million
Senior  Medium-Term Notes, Series A (Medium-Term Notes),  as  well  as from the funding of cash dividends, common stock repurchases and acquisitions. The Medium-Term Notes have maturities ranging from two to  nine  years and fixed interest rates ranging from 4.95%  to  7.72%
with   interest  payable  semiannually.   CSC's liquidity is adequate
to effect the completion  of  the proposed  acquisition  of  ShareLink
Investment  Services  plc   (see "Subsequent  Event"  note  in  the
Notes  to  Condensed  Consolidated Financial Statements).
   CSC has a prospectus supplement covering the issuance of up to $100 million in Senior or Senior Subordinated Medium-Term Notes, Series A, pursuant to a registration statement filed with the SEC. Currently,
$80  million  in  securities remain unissued  under  the  registration statement.
    CSC  may borrow under its $225 million committed unsecured  credit
facility  with a group of eleven banks through June 1995.   The  funds
are available for general corporate purposes and CSC pays a commitment fee on the unused balance. The terms of this facility require CSC to maintain minimum levels of stockholders' equity and Schwab and M&S to maintain minimum levels of net capital, as defined. This facility has never been used. CSC has agreed to maintain availability under this facility to repay any obligations arising under the $100 million letter of credit facility (see below).
    In December 1994, a $100 million letter of credit facility was established by CSC with a commercial bank to issue letters of credit
(LOCs) to three of the SchwabFunds (registered trademark) money market funds in connection with the bankruptcies of Orange County, California and the Orange County investment pool. CSC has agreed to reimburse the bank for any payments made under the LOCs, and to leave unutilized  as much as $100 million of its $225 million credit facility. The LOC facility was voluntarily established by CSC as a precautionary measure to provide independent support for the valuation of certain securities held by the funds. These securities were issued by Orange County and by
municipalities that participated in the investment pool maintained by
Orange  County.  Although the  issuers, other than Orange County, have not filed for bankruptcy, their ability to repay obligations in a timely manner may be affected by shortfalls, if any, of amounts scheduled to be  received  from investments in the Orange County investment pool.
    At  March  31, 1995, LOCs totaling $58.5 million were  outstanding under this facility. The funds may make demands for payments under the
LOCs  if the issuers of certain municipal securities held by the funds fail to pay a specified percentage of the principal amount of the securities when due or if the proceeds received by the funds in the disposition of any such securities are less than a specified percentage of the principal amount of the securities. The funds will absorb  losses  of  principal amounts of the securities,  if  any,  at
disposition   or  maturity  for  each  security  up  to  a   specified
percentage. The LOCs expire and the original maturities of the securities occur on or before August 1, 1995. Management is currently unable to determine whether, or to what extent, the funds would make any demands for payment under the LOCs.
     See "Contingent Liabilities" note in the Notes to Condensed Consolidated Financial Statements.

Cash Flows

    Net cash provided by operating activities was $58 million for the first three months of 1995, down 35% from $89 million for the first three months of 1994. This decrease was primarily due to a decrease in accruals relating to employee compensation. During the first three months of 1995, the Company invested $18 million in equipment and office facilities as it continued to enhance its data processing and telecommunications systems and expand its customer telephone service center facilities.
    In January 1995, the Board of Directors approved a three-for-two stock split of the Company's common stock, which was effected in the form  of  a 50% stock dividend.  The stock dividend was paid in  March
1995.   Share  and per share data have been restated to  reflect  this transaction. The Board also increased the quarterly cash dividend 29% to $.06 per share. During the first three months of 1995, the Company paid common stock cash dividends totaling $5 million, up from $4 million paid during the first three months of 1994.

Capital Adequacy

    The Company's stockholders' equity at March 31, 1995 totaled $510 million. In addition to its equity, the Company had long-term borrowings of $171 million that bear interest at a weighted average rate of 6.04%. These borrowings, together with the Company's equity, provided total financial capital of $681 million at March 31, 1995, up $102 million, or 18% from a year ago.
   The Company monitors its financial leverage and the adequacy of its capital base relative to the level and composition of its assets using various financial measures. One of these measures is the ratio of total assets to total stockholders' equity. At March 31, 1995, the ratio of total assets to total stockholders' equity was 16 to 1 compared to a ratio of 17 to 1 at December 31, 1994. Over 95% of the Company's total assets relate to customer activity (primarily margin loans and segregated investments). Given the Company's intention of continuing to maintain an appropriate capital base as customer balances grow, management believes that the Company's present level of equity could support up to $7.0 billion of additional assets relating to customer activity.


PART  II  -  OTHER  INFORMATION

Item 1.  Legal Proceedings

    Discussed in Notes to Condensed Consolidated Financial Statements, under "Contingent Liabilities" in Part I, Item 1, and in Management's Discussion and Analysis of Financial

Condition and Results of Operations, under "Principal Transactions" in
Part I, Item 2,  and  incorporated herein by reference.

Item 2.  Changes in Securities

   None.

Item 3.  Defaults Upon Senior Securities

   None.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

Item 5.  Other Information

   None.

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q.

Exhibit
Number                              Exhibit
 10.83       First Amendment to Revolving Subordinated Loan Agreement, as of
             April 18, 1990, between the Registrant and Charles Schwab &
             Co., Inc.

 10.151 Foreign Exchange Transaction dated as of April 13, 1995 between the Registrant and Morgan Stanley & Co. Incorporated.

 11.1        Computation of Earnings per Common Equivalent Share.

 12.1        Computation of Ratio of Earnings to Fixed Charges.

 27.1        Financial Data Schedule (electronic only).


(b)  Reports on Form 8-K

     None.

                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 THE  CHARLES  SCHWAB  CORPORATION
                                            (Registrant)




Date:  May 12, 1995                        A. John Gambs /s/
       ------------             -----------------------------------
                                           A. John Gambs
                                Executive Vice President - Finance,
                                    and Chief Financial Officer