Form 10-Q
period 1995-06-30
SCHWAB CHARLES CORP
filed 1995-08-11
CIK 316709

                           UNITED  STATES
                SECURITIES  AND  EXCHANGE  COMMISSION
                       Washington, D.C.  20549


                             FORM  10-Q


       QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
             OF  THE  SECURITIES  EXCHANGE  ACT  OF 1934



For the quarterly period ended June 30, 1995     Commission file number 1-9700



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

         174,121,792* shares of $.01 par value Common Stock
                    Outstanding on August 1, 1995

* Reflects the March 1995 three-for-two common stock split and the two-for-one common stock split declared July 18, 1995, payable September 1, 1995.

                  THE  CHARLES  SCHWAB  CORPORATION

                    Quarterly Report on Form 10-Q
                 For the Quarter Ended June 30, 1995

                                Index

                                                                      Page
                                                                      ----


     Part I - Financial Information

       Item 1. Condensed Consolidated Financial Statements:

                 Statement of Income                                    1
                 Balance Sheet                                          2
                 Statement of Cash Flows                                3
                 Notes                                                 4-5

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     6-13


     Part II - Other Information

       Item 1. Legal Proceedings                                        13

       Item 2. Changes in Securities                                    13

       Item 3. Defaults Upon Senior Securities                          13

       Item 4. Submission of Matters to a Vote of Security Holders    13-14

       Item 5. Other Information                                        14

       Item 6. Exhibits and Reports on Form 8-K                         14


     Signature                                                          15

                           Part 1 - FINANCIAL INFORMATION
               Item 1.  Condensed Consolidated Financial Statements



                           THE CHARLES SCHWAB CORPORATION

                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     (In thousands, except per share amounts)
                                   (Unaudited)


                                                             Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
                                                             1995          1994           1995          1994
                                                             ----          ----           ----          ----
Revenues
    Commissions                                            $179,245      $131,449       $330,192      $292,434
    Interest revenue, net of interest expense (1)            49,639        40,125         95,687        75,987
    Principal transactions                                   52,739        40,176         96,035        90,465
    Mutual fund service fees                                 51,601        38,677         97,840        72,445
    Other                                                     9,494         7,767         19,817        14,768
- --------------------------------------------------------------------------------------------------------------
Total                                                       342,718       258,194        639,571       546,099
- ---------------------------------------------------------------------------------------------------------------

Expenses Excluding Interest
    Compensation and benefits                               139,184       106,614        262,345       227,634
    Communications                                           30,097        28,041         56,460        56,180
    Occupancy and equipment                                  27,309        21,749         50,829        42,710
    Depreciation and amortization                            14,558        13,880         28,692        26,392
    Commissions, clearance and floor brokerage               19,252        11,169         34,851        23,695
    Advertising and market development                       12,295         9,042         23,193        20,838
    Professional services                                    10,202         5,102         15,849        10,668
    Other                                                    16,534         9,378         30,684        21,219
- --------------------------------------------------------------------------------------------------------------
Total                                                       269,431       204,975        502,903       429,336
- --------------------------------------------------------------------------------------------------------------

Income before taxes on income                                73,287        53,219        136,668       116,763
Taxes on income                                              28,868        21,060         53,873        46,414
- --------------------------------------------------------------------------------------------------------------

Net Income                                                 $ 44,419      $ 32,159       $ 82,795      $ 70,349
==============================================================================================================

Weighted average number of common and
    common equivalent shares outstanding*                   178,127       175,058        177,144       175,730
==============================================================================================================

Earnings per Common Equivalent Share*                      $    .25      $    .18       $    .47      $    .40
==============================================================================================================

Dividends Declared per Common Share*                       $   .030      $   .023       $   .060      $   .047
==============================================================================================================


(1)  Interest revenue is presented net of interest expense.  Interest expense for the three months ended
     June 30, 1995 and 1994 was $87,666 and $43,100, respectively.  Interest expense for the six months ended
     June 30, 1995 and 1994 was $166,869 and $78,330, respectively.

*    Reflects the March 1995 three-for-two common stock split and the two-for-one common stock split declared
     July 18, 1995, payable September 1, 1995.

See Notes to Condensed Consolidated Financial Statements.

                           THE CHARLES SCHWAB CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEET
                          (In thousands, except share data)

                                                                     June 30,              December 31,
                                                                       1995                    1994
                                                                       ----                    ----
                                                                    (Unaudited)
                                                                    -----------
Assets
Cash and equivalents (including resale agreements of
    $200,000 in 1995 and $242,500 in 1994)                           $  434,701            $  380,616
Cash and investments required to be segregated under
    Federal or other regulations (including resale
    agreements of $4,786,404 in 1995 and $3,787,984 in 1994)          5,103,027             4,206,466
Receivable from brokers, dealers and clearing organizations             148,904                86,028
Receivable from customers (less allowance for doubtful
    accounts of $3,663 in 1995 and $3,204 in 1994)                    2,975,823             2,923,867
Equipment, office facilities and property (less accumulated
    depreciation and amortization of $182,819 in 1995 and
    $162,474 in 1994)                                                   152,064               129,105
Intangible assets (less accumulated amortization of
    $146,243 in 1995 and $140,860 in 1994)                               71,104                26,813
Other assets                                                            180,720               164,967
- ------------------------------------------------------------------------------------------------------

Total                                                                $9,066,343            $7,917,862
======================================================================================================

Liabilities and Stockholders' Equity
Drafts payable                                                       $  135,230            $  117,383
Payable to brokers, dealers and clearing organizations                  431,971               296,420
Payable to customers                                                  7,510,566             6,670,362
Accrued expenses                                                        218,095               195,320
Long-term borrowings                                                    196,312               171,363
- ------------------------------------------------------------------------------------------------------
Total liabilities                                                     8,492,174             7,450,848
- ------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Preferred stock - 10,000,000 shares authorized;
      $.01 par value per share; none issued
    Common stock - 200,000,000 shares authorized; $.01 par value
      per share; 178,459,416 shares issued in 1995 and 1994*                892                   595
    Additional paid-in capital                                          180,210               166,103
    Retained earnings                                                   445,406               373,161
    Treasury stock - 4,451,778 shares in 1995 and 7,563,990
      shares in 1994, at cost*                                          (41,707)              (57,968)
    Unearned ESOP shares                                                 (6,038)              (10,174)
    Unamortized restricted stock compensation                            (4,102)               (4,703)
    Foreign currency translation adjustment                                (492)
- ------------------------------------------------------------------------------------------------------
Stockholders' equity                                                    574,169               467,014
- ------------------------------------------------------------------------------------------------------

Total                                                                $9,066,343            $7,917,862
======================================================================================================

*  Reflects the March 1995 three-for-two common stock split and the two-for-one common stock split declared July 18, 1995, payable September 1, 1995.

See Notes to Condensed Consolidated Financial Statements.

                           THE CHARLES SCHWAB CORPORATION

                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In thousands)
                                   (Unaudited)
                                                                        Six Months Ended
                                                                             June 30,
                                                                    1995               1994
                                                                    ----               ----
Cash flows from operating activities
Net income                                                       $  82,795          $  70,349
    Noncash items included in net income:
        Depreciation and amortization                               28,692             26,392
        Deferred income taxes                                         (236)             8,769
        Other                                                       10,242                401
    Change in accrued expenses                                      35,994              4,965
    Change in other assets                                         (12,686)             6,510
- ----------------------------------------------------------------------------------------------
Net cash provided before change in customer-related balances       144,801            117,386
- ----------------------------------------------------------------------------------------------

Change in customer-related balances (excluding the effects
        of business acquired):
    Payable to customers                                           731,510            279,682
    Receivable from customers                                      (40,154)          (234,544)
    Drafts payable                                                  12,026             (4,398)
    Payable to brokers, dealers and clearing organizations         135,551             49,531
    Receivable from brokers, dealers and clearing organizations    (22,004)            (1,859)
    Cash and investments required to be segregated under
        Federal or other regulations                              (832,058)           (98,514)
- ----------------------------------------------------------------------------------------------
Net change in customer-related balances                            (15,129)           (10,102)
- ----------------------------------------------------------------------------------------------
Net cash provided by operating activities                          129,672            107,284
- ----------------------------------------------------------------------------------------------

Cash flows from investing activities
Purchase of equipment, office facilities and property - net        (42,879)           (20,615)
Cash payments for business acquired, net of cash received          (48,292)
- ----------------------------------------------------------------------------------------------
Net cash used by investing activities                              (91,171)           (20,615)
- ----------------------------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from long-term borrowings                                  20,000
Purchase of treasury stock                                                            (25,865)
Dividends paid                                                     (10,296)            (8,042)
Other                                                                6,372              1,104
- ----------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                    16,076            (32,803)
- ----------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and equivalents               (492)
- ----------------------------------------------------------------------------------------------

Increase in cash and equivalents                                    54,085             53,866
Cash and equivalents at beginning of period                        380,616            279,828
- ----------------------------------------------------------------------------------------------
Cash and equivalents at end of period                            $ 434,701          $ 333,694
==============================================================================================

See Notes to Condensed Consolidated Financial Statements.

                  THE  CHARLES  SCHWAB  CORPORATION

                        NOTES  TO  CONDENSED
                       CONSOLIDATED  FINANCIAL
                             STATEMENTS
                             (Unaudited)

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include The Charles Schwab Corporation (CSC) and its subsidiaries (collectively the Company), including Charles Schwab & Co., Inc. (Schwab) and Mayer & Schweitzer, Inc. (M&S). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report to Stockholders, which are incorporated by reference in the Company's 1994 Annual Report on Form 10-K, and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995.
    Intangible assets represent goodwill and customer lists. Prior periods' financial statements have been reclassified to conform to the 1995 presentation.

Foreign Currency Translation

    Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date, while revenues and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of stockholders' equity.

Contingent Liabilities

    In the normal course of its margin lending activities, Schwab is contingently liable to the Options Clearing Corporation for the
margin requirement of customer margin securities transactions.   Such
margin requirement is secured by a pledge of customers' margin securities. This contingent liability was $152 million at June 30,
1995.
    In January 1992, the Company filed a petition in U.S. Tax Court refuting a claim for additional Federal income tax arising from the Internal Revenue Service's (IRS) audit of the tax periods ended
March 31, 1988 and December 31, 1988. The majority of the asserted additional tax related to deductions claimed by the Company for amortization of intangible assets (mainly customer lists) received in the Company's 1987 acquisition of Schwab.  In August 1995, a settlement with the IRS was reached regarding these deductions for the tax periods under audit and any subsequent period. This settlement had no material effect on the Company's financial position or results of operations.
    M&S has been named as one of thirty-three defendant market-making firms in a consolidated class action which is pending in Federal District Court in the Southern District of New York pursuant to an order of the Judicial Panel on Multidistrict Litigation.  On December
16, 1994, the plaintiffs filed a consolidated amended complaint purportedly on behalf of certain persons who purchased or sold Nasdaq
securities during the period May 1, 1989 through May 27,  1994.   The
complaint does not set forth any specific conduct by M&S and does not request any specific amount of damages, although it requests that the
actual   damages  be  trebled  where  permitted  by   statute.    The
consolidated   amended  complaint  generally   alleges   an   illegal
combination and conspiracy among the defendant market-making firms to fix and maintain the spreads between the bid and ask prices of Nasdaq
securities.   On February 2, 1995, the defendants filed a  motion  to
dismiss  the consolidated amended complaint for failure  to  state  a
claim.   On  August  3,  1995, the motion  was  granted  in  part  with permission  to  file an amended complaint.  The ultimate  outcome  of this consolidated action cannot currently be determined.
    On  June 30, 1995, a class was certified in Civil District  Court for the Parish of Orleans in Louisiana for Louisiana residents who purchased or sold securities through Schwab between February 1, 1985 and February 1, 1995. Schwab has been named as a defendant, and in one case as a representative of an alleged defendant class, in seven additional class action lawsuits filed in state courts in Minnesota, Illinois, New York, Louisiana and Texas. The class actions were filed between August 12, 1993 and July 17, 1995, and purport to be brought on behalf of customers of Schwab who purchased or sold securities in the over-the-counter market for which Schwab received monetary payments from the market maker who executed the transaction.
The complaints allege that Schwab failed to disclose and remit such payments to members of the class, and generally seek damages equal to the payments received by Schwab. The ultimate outcome of these actions cannot currently be determined.
    There are other various lawsuits pending against the Company which, in the opinion of management, will be resolved with no material impact on the Company's financial position or results of operations.
    At June 30, 1995, letters of credit (LOCs) totaling $58.5 million were outstanding under a $100 million letter of credit facility established by CSC with a commercial bank in December 1994 for three of the SchwabFunds (registered trademark) money market funds (the Funds) in connection with the bankruptcies of Orange County, California and the Orange County investment pool. In August 1995, the $100 million facility and one LOC were each reduced to $10.4 million and the maturity of each was extended from August 1, 1995 to August 1, 1996. The remaining LOCs expired unutilized in August 1995. Although management is currently unable to determine whether, or to what extent, the Funds would make any demands for payments under the LOC, any such payments would not have a material impact on the Company's financial position or results of operations.

Acquisition

    In June 1995, the Company purchased a majority interest (93% of the outstanding common stock) of ShareLink Investment Services plc
(ShareLink), a retail discount securities brokerage firm in the United Kingdom, for approximately $60 million including acquisition-related expenses. The Company expects to purchase the remaining common stock of ShareLink during the third quarter of 1995. The transaction was accounted for as a purchase. The operating results of ShareLink since the date of the acquisition are included in the consolidated results of the Company.

Regulatory Requirements

    Schwab and M&S are subject to the SEC's Uniform Net Capital Rule and each compute net capital under the alternative method permitted by this Rule, which requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from customer transactions or a minimum dollar amount, which is based on the type of business conducted by the broker-dealer. The minimum dollar amount for both Schwab and M&S is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement. At June 30, 1995, Schwab's net capital was $342 million (11% of aggregate debit balances), which was $280 million in excess of its minimum required net capital and $186 million in excess of 5% of aggregate debit balances. At June 30, 1995, M&S' net capital was $5 million (314% of aggregate debit balances), which was $4 million in excess of its minimum required net capital.
    Schwab, M&S and ShareLink had portions of their cash and investments segregated for the exclusive benefit of customers at June 30, 1995, in accordance with applicable regulations.

Cash Flow Information

    Certain additional information affecting the cash flows of the Company follows (in thousands):

                                     Six Months
                                        Ended
                                       June 30,
                                  1995         1994
                                  ----         ----
Income taxes paid             $ 43,111     $ 43,126
                              ========     ========

Interest paid:
 Customer cash balances       $151,147     $ 69,060
 Long-term borrowings            5,406        5,638
 Other                           8,429        2,837
                              --------     --------

Total interest paid           $164,982     $ 77,535
                              ========     ========

Subsequent Event

    On July 18, 1995, the Board of Directors approved a two-for-one stock split of the Company's common stock, which will be effected in the form of a 100% stock dividend. The stock dividend is payable
September  1, 1995 to stockholders of record August 1,  1995.   Share
and per share data have been restated to reflect the March 1995 three-
for-two  common  stock split and this transaction.   The  Board  also
increased the quarterly cash dividend from $.06 per share to $.08 per share payable August 15, 1995 to stockholders of record August 1,
1995.   The  indicated quarterly cash dividend on shares  outstanding after  the September 1, 1995 two-for-one common stock split  is  $.04 per share.

Item 2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
           CONDITION  AND  RESULTS  OF  OPERATIONS


                               General

     The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide brokerage and related  investment services to customers with 3.2 million  active (a)
accounts  and  assets that totaled $153.1 billion at June  30,  1995.
With  a  network  of  210  branch offices,  the  Company's  principal subsidiary,  Charles  Schwab  &  Co., Inc.  (Schwab),  is  physically represented  in 46 states, the Commonwealth of Puerto  Rico  and  the
United  Kingdom.  Mayer & Schweitzer, Inc. (M&S), a market  maker  in
Nasdaq  securities,  provides  trade execution  services  to  broker-
dealers and institutional customers.
    The  Company's business, like that of other securities  brokerage firms,  is  directly affected by fluctuations in  volumes  and  price levels  in  securities markets, which are in turn  affected  by  many national and international economic and political factors that cannot be  predicted.  Transaction-based revenues, primarily commission  and
principal  transaction  revenues,  represent  the  majority  of   the
Company's  revenues.   In  the  short term,  most  of  the  Company's
expenses do not vary directly with fluctuations in securities trading volume and do not increase or decrease quickly, which could result in the Company experiencing increased profitability with rapid increases in  revenues, or reduced profitability (or losses) in the event of  a material reduction in revenues.
    Due  to  the factors discussed above, the results of any  interim period are not necessarily indicative of results for a full year, and
it   is  not  unusual  for  the  Company  to  experience  significant variations  in quarterly revenue growth.  In addition, these  factors may subject the Company's future earnings and common stock price to significant volatility.
    The Company has historically used discount pricing as a tactic in its  efforts  to  gain  market share and enhance  the  value  of  its services. In recent years, Schwab has introduced additional price-competitive product offerings such as its No-Annual-Fee IRA, its
Mutual  Fund OneSource (registered trademark) service and its
Schwab 500 Brokerage (trademark) service, which  includes  commission
discounts from Schwab's  standard  rates.  Schwab's   on-line   brokerage
services such as TeleBroker (registered trademark) and StreetSmart (registered trademark) also provide customers with discounts on commissions. Management expects to continue aggressive use of this value-pricing philosophy in the marketing of new products and services.


                  Three Months Ended June 30, 1995
                   Compared To Three Months Ended
                            June 30, 1994

Summary

    Net income for the second quarter of 1995 totaled $44 million or $.25 per share, up 38% from second quarter 1994 net income of $32 million or $.18 per share. All share and per share amounts reflect the March 1995 three-for-two common stock split and the two-
for-one   common  stock  split  declared  July  18,   1995,   payable
September 1, 1995.
    Second quarter 1995 revenues were $343 million, up 33% from $258 million for the second quarter of 1994, primarily resulting from higher trading volume and an increase in customer assets.
    Assets in customer accounts totaled $153.1 billion at June 30, 1995, $47.2 billion, or 45%, more than a year ago primarily resulting from increases in customers' equity securities of $18.3 billion, or 42%, and increases in customer assets in Schwab's Mutual Fund Marketplace (registered trademark) of $12.5 billion, or 45%. Customer assets in cash

(a)  Accounts with balances or activity within the preceding twelve months.

and money market funds at June 30, 1995 increased 34% over the year-ago level to $33.2 billion. Schwab added 178,800 new customer accounts during the second quarter of 1995, compared to 210,000 new accounts during the second quarter of 1994. The quarter-over-quarter decrease was due in part to the $1,000 minimum opening balance requirement implemented in July 1994 for basic brokerage accounts.
    Total operating expenses excluding interest during the second quarter of 1995 were $269 million, up 31% from $205 million for the second quarter of 1994, primarily resulting from higher variable compensation, additional staff to support the Company's continued growth and expansion, and higher transaction-related expenses. In the second quarter of 1995, the Company opened two new branch offices.
    The profit margin for the second quarter of 1995 was 13%, up from 12% for the second quarter of 1994. The return on stockholders' equity for the second quarter of 1995 was 33%, up from 32% for the second quarter of 1994.

Commissions

   Schwab executes commission transactions for customers on an agency basis. Commission revenues totaled $179 million for the second quarter of 1995, up $48 million, or 36%, from the second quarter of 1994. Commissions earned on retail agency trades, which exclude commissions from institutional customers, totaled $172 million on a daily average retail agency trade level of 36,200 in the second quarter of 1995, compared with commission revenues of $126 million on a daily average retail agency trade level of 28,300 for the comparable period in 1994. The following table shows a comparison of certain factors that influence retail agency commission revenues:

- -----------------------------------------------------------------
                                         Three Months
                                             Ended
                                            June 30,      Percent
                                         1995     1994    Change
- -----------------------------------------------------------------

Number of customer
 accounts that traded during
 the quarter (in thousands)               709      590       20%
Average number of retail agency
 transactions per account
 that traded                             3.32     2.98       11
Total number of retail agency
 transactions (in thousands)            2,352    1,757       34
Average commission per
 retail agency transaction             $73.08   $71.44        2
Total retail agency commission
 revenues (in millions)                $  172   $  126       36
==================================================================
Note:  The above table excludes customer transactions in Schwab's
       Mutual Fund OneSource (registered trademark) service.

    Total retail agency commission revenues increased 36% from the second quarter of 1994 as Schwab's customer base continued to grow and customer accounts in general were more active.
    Schwab continues to experience significant commission price competition and expects to continue to develop price-competitive products and services that address the needs of customers for which pricing is a primary factor in their selection of financial services.

Interest Revenue, Net of Interest Expense

    Interest revenue, net of interest expense increased $10 million, or 24%, to $50 million from the prior year's second quarter as shown in the following table (in millions):

- -----------------------------------------------------------
                                               Three Months
                                                  Ended
                                                 June 30,
                                              1995      1994
- ------------------------------------------------------------
Interest Revenue
Investments, customer-related                 $ 71       $38
Margin loans to customers                       61        43
Other                                            5         2
- ------------------------------------------------------------
Total                                          137        83
- ------------------------------------------------------------

Interest Expense
Customer cash balances                          79        38
Long-term borrowings                             2         3
Other                                            6         2
- ------------------------------------------------------------
Total                                           87        43
- ------------------------------------------------------------

Interest Revenue, Net of Interest Expense     $ 50       $40
============================================================


    Customer-related daily average balances, interest rates and average net interest margin for the second quarters of 1995 and 1994 are summarized in the following table (dollars in millions):

- -----------------------------------------------------------------
                                               Three Months Ended
                                                     June 30,
                                                 1995       1994
- -----------------------------------------------------------------
Earning Assets (customer-related):
Investments:
   Average balance outstanding                 $4,640     $4,005
   Average interest rate                        6.11%      3.79%
Margin loans to customers:
   Average balance outstanding                 $2,939     $2,732
   Average interest rate                        8.38%      6.38%
Average yield on earning assets                 6.99%      4.84%
Funding Sources (customer-related
   and other):
Interest-bearing customer cash balances:
   Average balance outstanding                 $6,167     $5,525
   Average interest rate                        5.13%      2.79%
Other interest-bearing sources:
   Average balance outstanding                 $  411     $  339
   Average interest rate                        4.27%      2.79%
Average noninterest-bearing portion            $1,001     $  873
Average interest rate on funding sources        4.40%      2.43%
Summary:
   Average yield on earning assets              6.99%      4.84%
   Average interest rate on funding sources     4.40%      2.43%
- ----------------------------------------------------------------
Average net interest margin                     2.59%      2.41%
================================================================


   The increase in interest revenue, net of interest expense from the prior year's second quarter was primarily due to sharper increases in average interest rates with respect to earning assets compared to funding sources, and to higher levels of average earning assets.

Principal Transactions

    During the second quarter of 1995, principal transaction revenues increased $13 million, or 31%, from the comparable period in 1994  to
$53  million.  This increase was due to higher trading volume handled by  M&S  and  the addition of such revenues relating to  specialist
posts.   During the third quarter of 1994, Schwab commenced operation
of  specialist posts on the Pacific Stock Exchange.   At  June  30,
1995,  Schwab had nine posts that collectively make markets  in  over
400  securities.   The  Company expects to  continue  to  expand  its
capacity   to  execute  principal  transactions.   The  increase   in
principal  transaction revenues discussed above was partially  offset due  to the impact beginning in July 1994 of the National Association of  Securities Dealers, Inc. (NASD) Interpretation to  its  Rules  of
Fair  Practice  governing the way in which market  makers  in  Nasdaq
securities  handle  the execution of customer  limit  orders.   As  a
market  maker  in Nasdaq securities, M&S generally executes  customer
trades  as  principal.   Substantially  all  Nasdaq  security  trades
originated by the customers of Schwab are directed to M&S.
    During 1994, the Department of Justice, the Securities and Exchange Commission (SEC) and the NASD commenced a series of investigations and regulatory actions involving the activities of many market makers in
Nasdaq securities.   These investigations and regulatory actions have
continued into 1995. M&S is a significant participant in the Nasdaq market. As a result of such investigations and actions, and possible future regulatory actions, changes are occurring in the manner in which this market conducts its business.  Current practices may change as a
consequence of rulemaking and improvements in technology and may be subject to increased  disclosure requirements.  New market systems, if approved, could  significantly impact the manner in which business is currently
conducted.    Schwab  and  M&S  are  cooperating  with  the   various
investigations and have and will continue to work with the regulators
to   respond  to  questions  related  to  their  businesses.    These
investigations and regulatory actions may have a material adverse impact on M&S' future business. The Company anticipates that it will adapt to any new market environment and intends to promote practices which are designed to benefit its customers.

Mutual Fund Service Fees

    Mutual fund service fees increased $13 million, or 33%, to $52 million in the second quarter of 1995 from the comparable period in 1994. The increase was primarily attributable to significant increases in customer assets in Schwab's proprietary funds, collectively referred to as the SchwabFunds (registered trademark), and customer assets in funds purchased through Schwab's Mutual Fund OneSource (registered trademark) service. Most of these fees are earned for transfer agent, shareholder and investment management services provided to proprietary money market funds and for record keeping and shareholder services provided to funds in the Mutual Fund OneSource service.
    Customer assets invested in the SchwabFunds, substantially all of which are in money market funds, were $27.5 billion at June 30, 1995, compared to $20.0 billion at June 30, 1994, a 38% increase. Customer assets held by Schwab that have been purchased through the Mutual Fund OneSource service, excluding SchwabFunds, totaled $18.1 billion at June 30, 1995, compared to $10.4 billion at June 30, 1994, a 74% increase.

Expenses Excluding Interest

   Total operating expenses excluding interest for the second quarter of 1995 were $269 million, up 31% from $205 million for the second quarter of 1994. Compensation and benefits expense for the second quarter of 1995 increased $33 million, or 31%, to $139 million primarily due to increases in variable compensation, and salaries and wages. At June 30, 1995, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of 7,300 full-time employees, compared to approximately 6,100 at June 30, 1994.
    Occupancy and equipment expense increased $6 million, or 26%,  to
$27 million from the prior year's second quarter primarily due to a one-time charge made to operating lease expense, increased data processing equipment expense, and to branch network and customer telephone service center expansions.
    Commissions,  clearance  and  floor brokerage  expense  increased
$8 million, or 72%, to $19 million from the prior year's second quarter primarily due to increases in the number of trades processed by M&S and Schwab, and in the average price per share paid for orders by M&S.
    Professional services expense increased $5 million, or  100%,  to
$10 million from the prior year's second quarter primarily due to increases in consulting fees relating to various company development projects and legal expenses.
    Other expenses increased $7 million,  or 76%,  to  $17 million from
the prior year's second quarter  primarily due   to  increases  in
charitable  contributions,  and  travel  and entertainment expense.
    The Company's effective income tax rate for the second quarter of 1995 was 39.4% compared to 39.6% for the comparable period in 1994.

                   Six Months Ended June 30, 1995
                    Compared To Six Months Ended
                            June 30, 1994

Summary

    Net income for the first half of 1995 totaled $83 million or $.47 per share, compared with net income of $70 million or $.40 per share for the first half of 1994.
     First half 1995 revenues were $640 million, up 17% from $546 million for the first half of 1994, due to increases in all major revenue categories primarily resulting from higher trading volume and an increase in customer assets.
    Total operating expenses excluding interest during the first half of 1995 were $503 million, up 17% from $429 million for the first half of 1994, primarily resulting from additional staff to support the Company's continued growth and expansion, and higher-transaction related expenses. In the first half of 1995, total Company trading volume was 7.1 million trades, up 15% from the first half of 1994.
Also during this period, the Company opened two new branch offices and started the expansion of one of its customer telephone service centers.
    The profit margin of 13% for the first half of 1995 remained unchanged from the first half of 1994. The return on stockholders' equity for the first half of 1995 was 32%, down from 35% for the first half of 1994, reflecting the Company's higher equity base in the first half of 1995.

Commissions

    Commission revenues totaled $330 million for the first half of 1995, up $38 million, or 13%, from the first half of 1994. Commissions earned on retail agency trades, which exclude commissions from institutional customers, totaled $317 million on a daily average retail agency trade level of 35,400 in the first half of 1995, compared with commission revenues of $280 million on a daily average retail agency trade level of 30,800 for the comparable period in 1994. The following table shows a comparison of certain factors that influence retail agency commission revenues:

- ---------------------------------------------------------------------
                                                Six Months
                                                  Ended
                                                 June 30,     Percent
                                              1995     1994   Change
- ---------------------------------------------------------------------
Number of customer
 accounts that traded during
 the period (in thousands)                   1,044      945     10%
Average number of retail agency
 transactions per account
 that traded                                  4.23     4.08      4
Total number of retail agency
 transactions (in thousands)                 4,420    3,855     14
Average commission per
 retail agency transaction                  $71.68   $72.75     (1)
Total retail agency commission
 revenues (in millions)                     $  317   $  280     13
====================================================================
Note:  The above table excludes customer transactions in Schwab's
       Mutual Fund OneSource (registered trademark) service.


    Total  retail agency commission revenues increased 13%  from  the first half of 1994 as Schwab's customer base continued to grow and customer accounts in general were more active. Schwab added 344,000 new customer accounts during the first half of 1995, compared to 444,000 new accounts during the first half of 1994.

Interest Revenue, Net of Interest Expense

   Interest revenue, net of interest expense increased $20 million, or 26%, to $96 million from the prior year's first six months as shown in the following table (in millions):

- -------------------------------------------------------------
                                                 Six Months
                                                    Ended
                                                   June 30,
                                                1995     1994
- -------------------------------------------------------------
Interest Revenue
Investments, customer-related                   $133     $ 69
Margin loans to customers                        120       82
Other                                             10        3
- -------------------------------------------------------------
Total                                            263      154
- -------------------------------------------------------------

Interest Expense
Customer cash balances                           151       69
Long-term borrowings                               5        6
Other                                             11        3
- -------------------------------------------------------------
Total                                            167       78
- -------------------------------------------------------------

Interest Revenue, Net of Interest Expense       $ 96     $ 76
=============================================================

    Customer-related daily average balances, interest rates, and average net interest margin for the first six months of 1995 and 1994 are summarized in the following table (dollars in millions):

- ---------------------------------------------------------------
                                               Six Months Ended
                                                    June 30,
                                                1995       1994
- ---------------------------------------------------------------
Earning Assets (customer-related):
Investments:
   Average balance outstanding                $4,459      $3,934
   Average interest rate                       6.03%       3.55%
Margin loans to customers:
   Average balance outstanding                $2,904      $2,667
   Average interest rate                       8.32%       6.18%
Average yield on earning assets                6.93%       4.61%
Funding Sources (customer-related
   and other):
Interest-bearing customer cash balances:
   Average balance outstanding                $6,025      $5,378
   Average interest rate                       5.04%       2.60%
Other interest-bearing sources:
   Average balance outstanding                $  377      $  334
   Average interest rate                       4.23%       2.58%
Average noninterest-bearing portion           $  961      $  889
Average interest rate on funding sources       4.34%       2.25%
Summary:
   Average yield on earning assets             6.93%       4.61%
   Average interest rate on funding sources    4.34%       2.25%
- ----------------------------------------------------------------
Average net interest margin                    2.59%       2.36%
================================================================


   The increase in interest revenue, net of interest expense from the first six months of 1994 was primarily due to sharper increases in average interest rates with respect to earning assets compared to funding sources, and to higher levels of average earning assets.

Principal  Transactions,  Mutual  Fund  Service  Fees,  and  Expenses
Excluding Interest

    Explanations and fluctuations in principal transactions, mutual fund service fees, and expenses excluding interest presented in the three-month results generally explain fluctuations in those revenues and expenses between the six-month periods.
    The Company's effective income tax rate for the first six months of 1995 was 39.4% compared to 39.8% for the comparable period in 1994.


                   Liquidity and Capital Resources

Liquidity

Schwab

    Liquidity needs relating to customer trading and margin borrowing activities are met primarily through cash balances in customer accounts, which totaled $7.4 billion at June 30, 1995, up 11% from the December 31, 1994 level of $6.7 billion. Earnings from Schwab's
operations   are  the  primary  source  of  liquidity   for   capital
expenditures   and  investments  in  new  services,   marketing   and
technology.   Management  believes that customer  cash  balances  and
operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
    To  manage  Schwab's  regulatory capital position,  CSC  provides
Schwab with a $180 million subordinated revolving credit facility maturing in September 1996, of which $99 million was outstanding at
June   30,  1995.   At  quarter  end,  Schwab  also  had  outstanding
$25  million in fixed-
rate subordinated term loans from CSC maturing in 1996 and 1997. Borrowings under these subordinated lending arrangements qualify as regulatory capital for Schwab.
    For use in its brokerage operations, Schwab maintains uncommitted bank credit lines totaling $495 million, of which $415 million is available on an unsecured basis. Schwab used such borrowings for five days during the first six months of 1995, with the daily amounts borrowed averaging $33 million. These lines were unused at June 30, 1995.

The Charles Schwab Corporation

    CSC's liquidity needs are generally met through cash generated by its  subsidiaries.  Schwab and M&S are the principal sources of  this liquidity  and  are  subject  to  regulatory  requirements  that  are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations would prohibit Schwab and M&S from repaying  subordinated borrowings to CSC, paying cash  dividends,  or making  any unsecured advances or loans to their parent or  employees if  such payment would result in net capital of less than 5% of their aggregate  debit balances or less than 120% of their  minimum  dollar amount  requirement  of $1 million.  At June  30,  1995,  Schwab  had
$342  million of net capital (11% of aggregate debit balances), which
was  $280 million in excess of its minimum required net capital.   At
June  30,  1995, M&S had $5 million of net capital (314% of aggregate debit  balances),  which  was $4 million in  excess  of  its  minimum required  net  capital.  Management believes that funds generated  by
Schwab's and M&S' operations will continue to be the primary  funding source in meeting CSC's liquidity needs and maintaining Schwab's  and
M&S' net capital.
     CSC   has  individual  liquidity  needs  that  arise  from   its
$190  million Senior Medium-Term Notes, Series A (Medium-Term Notes),
as well as from the funding of cash dividends, common stock repurchases and acquisitions. The Medium-Term Notes have maturities ranging from 1996 to 2003 and fixed interest rates ranging from 4.95%
to 7.72% with interest payable semiannually.
    CSC  has a prospectus supplement covering the issuance of  up  to
$100  million  in  Senior or Senior Subordinated  Medium-Term  Notes,
Series  A, pursuant to a registration statement filed with  the  SEC.
At June 30, 1995, $60 million in securities remain unissued under the registration statement.
    In  June 1995, CSC's committed unsecured credit facility  with  a group  of ten banks was increased to $250 million from $225 million.
This  facility  expires in June 1996.  The funds  are  available  for general  corporate  purposes and CSC pays a  commitment  fee  on  the unused  balance.  The terms of this facility require CSC to  maintain minimum levels of stockholders' equity and Schwab and M&S to maintain minimum  levels of net capital, as defined.  This facility has  never
been  used.   In  December 1994, CSC agreed to maintain  availability
under this facility to repay any obligations arising under the then-existing $100 million letter of credit facility. As part of the reduction and extension of such letter of credit facility (described below), this availability requirement was eliminated.
    At June 30, 1995, letters of credit (LOCs) totaling $58.5 million were outstanding under a $100 million letter of credit facility established by CSC with a commercial bank in December 1994 for three of the SchwabFunds (registered trademark) money market funds (the Funds) in connection with the bankruptcies of Orange County, California and the Orange County investment pool. In August 1995, the $100 million facility and one
LOC were each reduced to $10.4 million and the maturity of each was extended from August 1, 1995 to August 1, 1996. The remaining LOCs expired unutilized in August 1995. Although management is currently unable to determine whether, or to what extent, the Funds would make any demands for payments under the LOC, any such payments would not have a material impact on the Company's financial position or results of operations.

    See "Contingent Liabilities" note in the Notes to Condensed Consolidated Financial Statements.

Cash Flows

   Net cash provided by operating activities was $130 million for the first six months of 1995, up 21% from $107 million for the first six
months  of  1994.   This increase was primarily due to  increases  in
accrued expenses and net income. During the first six months of 1995, the Company invested $43 million in equipment and office facilities as it continued to enhance its data processing and telecommunications systems. The Company also opened two new branch offices and started the expansion of one of its customer telephone
service  centers.   In  addition,  the  Company  purchased  ShareLink
Investment Services plc in June 1995 for approximately $48 million, net of cash received, and issued $20 million in Medium-Term Notes during the first half of 1995.
    In July 1995, the Board of Directors approved a two-for-one stock split of the Company's common stock, which will be effected in the form of a 100% stock dividend. The stock dividend is payable
September  1, 1995 to stockholders of record August 1,  1995.   Share
and per share data have been restated to reflect the March 1995 three-
for-two  common  stock split and this transaction.   The  Board  also
increased the quarterly cash dividend from $.06 per share to $.08 per
share.   The  indicated quarterly cash dividend on shares outstanding after the September 1, 1995 two-for-one common stock split is $.04 per share. During the first six months of 1995, the Company paid common stock cash dividends totaling $10 million, up from $8 million paid during the first six months of 1994.

Capital Adequacy

    The Company's stockholders' equity at June 30, 1995 totaled $574 million. In addition to its equity, the Company had long-term borrowings of $196 million that bear interest at a weighted average rate of 6.16%. These borrowings, together with the Company's equity, provided total financial capital of $770 million at June 30, 1995, up $163 million, or 27% from a year ago.
   At June 30, 1995, the ratio of total assets to total stockholders' equity was 16 to 1 compared to a ratio of 17 to 1 at December 31, 1994. Over 93% of the Company's total assets relate to customer activity (primarily margin loans and segregated investments). Management believes that the Company's present level of equity could support up to $7.6 billion of additional assets relating to customer activity.


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

   None.

Item 3.  Defaults Upon Senior Securities

   None.

Item 4.  Submission of Matters to a Vote of Security Holders

    At the Company's Annual Meeting of Stockholders held on May 8, 1995, its stockholders voted upon election of directors for the ensuing year (all share amounts reflect the March 1995 three-for-two common stock split and the two-for-one common stock split declared July 18, 1995, payable September 1, 1995):

                                     Shares         Shares
                                      For           Against
                                      ---           -------
Election of director:

Charles R. Schwab                 148,689,462       453,889
Lawrence J. Stupski               148,676,425       466,926
David S. Pottruck                 148,439,536       703,815
Nancy H. Bechtle                  148,659,756       483,595
C. Preston Butcher                148,660,067       483,284
Donald G. Fisher                  148,661,400       481,951
Anthony M. Frank                  148,648,072       495,279
James R. Harvey                   148,653,329       490,022
Stephen T. McLin                  148,633,754       509,597
Roger O. Walther                  148,640,216       503,135


    There were no abstentions or broker non-votes with respect to the election of directors. Voting results on the following additional items were as follows:

Proposal II - Employment Agreement with Charles R. Schwab - Approval of the Employment Agreement between The Charles Schwab Corporation and Charles R. Schwab, effective March 31, 1995.


     Shares              Shares                             Broker
      For                Against         Abstentions       Non-Votes
      ---                -------         -----------       ---------
   124,643,341          3,401,579          714,297         20,384,134


Proposal III - Amendments to the Corporate Executive Bonus Plan - Approval of Amendments to the Corporate Executive Bonus Plan that change the methods used to determine the amount of annual cash bonuses payable to the Corporation's executive officers other than the Chairman.

    Shares               Shares                              Broker
     For                 Against        Abstentions         Non-Votes
     ---                 -------        -----------         ---------
   123,580,573          4,585,394        1,056,346         19,921,038

     A total of 149,143,351 shares were present in person or by proxy at the Annual Meeting.

Item 5.  Other Information

   None.

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q.

<caption
Exhibit
Number                           Exhibit
10.152    The  Charles  Schwab  Profit  Sharing  and  Employee  Stock
          Ownership Plan, amended July 6, 1995, effective January  1,
          1995  and April 1, 1995 (supersedes Exhibit 10.145  to  the
          Registrant's  Form  10-K for the year  ended  December  31,
          1994).

10.153    First   Amendment  dated  June  29,  1995  to  the   Credit
          Agreement  dated June 30, 1994, between the Registrant  and the banks listed therein.

10.154    First  Amendment  dated July 31, 1995, as  further  amended
          August  7,  1995,  to  the Reimbursement  Agreement,  dated
          December  19,  1994,  between the Registrant  and  Bank  of
          America National Trust and Savings Association.

11.1      Computation of Earnings per Common Equivalent Share.

12.1      Computation of Ratio of Earnings to Fixed Charges.

27.1      Financial Data Schedule (electronic only).


(b)  Reports on Form 8-K

     On July 21, 1995, the Registrant filed a Current Report on Form 8-K relating to the certification of a class on June 30, 1995 and denial of a motion to dismiss a complaint against Schwab relating to disclosure of order flow payments and the filing of certain other similar actions.



                             SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 THE  CHARLES  SCHWAB  CORPORATION
                                            (Registrant)




Date:  August 11, 1995                     A. John Gambs /s/
       ---------------          ------------------------------------
                                            A. John Gambs
                                 Executive Vice President - Finance,
                                     and Chief Financial Officer





                                     - 15 -





