Form 10-Q
period 1995-09-30
SCHWAB CHARLES CORP
filed 1995-11-09
CIK 316709

                          UNITED  STATES
               SECURITIES  AND  EXCHANGE  COMMISSION
                      Washington, D.C.  20549


                            FORM  10-Q


      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
            OF  THE  SECURITIES  EXCHANGE  ACT  OF 1934



For the quarterly period ended September 30, 1995  Commission file number 1-9700



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

        174,677,878* shares of $.01 par value Common Stock
                  Outstanding on November 1, 1995

* Reflects the March 1995 three-for-two common stock split and the September 1995 two-for-one common stock split.

                 THE  CHARLES  SCHWAB  CORPORATION

                   Quarterly Report on Form 10-Q
             For the Quarter Ended September 30, 1995

                               Index

                                                                    Page
                                                                    ----


     Part I - Financial Information

       Item 1. Condensed Consolidated Financial Statements:

                 Statement of Income                                  1
                 Balance Sheet                                        2
                 Statement of Cash Flows                              3
                 Notes                                               4-5

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   6-13


     Part II - Other Information

       Item 1. Legal Proceedings                                      13

       Item 2. Changes in Securities                                  13

       Item 3. Defaults Upon Senior Securities                        13

       Item 4. Submission of Matters to a Vote of Security Holders    13

       Item 5. Other Information                                      13

       Item 6. Exhibits and Reports on Form 8-K                     13-14


     Signature                                                        15


                        Part 1 - FINANCIAL INFORMATION
            Item 1.  Condensed Consolidated Financial Statements




                        THE CHARLES SCHWAB CORPORATION

                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   (In thousands, except per share amounts)
                                (Unaudited)


                                                              Three Months Ended         Nine Months Ended
                                                                September 30,              September 30,

                                                             1995          1994           1995          1994
                                                             ----          ----           ----          ----
Revenues
    Commissions                                            $206,831      $121,574     $  537,023      $414,008
    Interest revenue, net of interest expense*               55,180        42,127        150,867       118,114
    Principal transactions                                   51,985        34,180        148,020       124,645
    Mutual fund service fees                                 58,745        41,365        156,585       113,810
    Other                                                    12,820         8,843         32,637        23,611
--------------------------------------------------------------------------------------------------------------
Total                                                       385,561       248,089      1,025,132       794,188
--------------------------------------------------------------------------------------------------------------

Expenses Excluding Interest
    Compensation and benefits                               161,456       103,506        423,801       331,140
    Communications                                           34,214        25,639         90,674        81,819
    Occupancy and equipment                                  28,233        22,185         79,062        64,895
    Depreciation and amortization                            17,773        14,080         46,465        40,472
    Commissions, clearance and floor brokerage               22,877        11,385         57,728        35,080
    Advertising and market development                       10,888         7,346         34,081        28,184
    Professional services                                    10,666         4,388         26,515        15,056
    Other                                                    21,396         7,966         52,080        29,185
--------------------------------------------------------------------------------------------------------------
Total                                                       307,503       196,495        810,406       625,831
--------------------------------------------------------------------------------------------------------------

Income before taxes on income                                78,058        51,594        214,726       168,357
Taxes on income                                              30,837        20,399         84,710        66,813
--------------------------------------------------------------------------------------------------------------

Net Income                                                 $ 47,221      $ 31,195     $  130,016      $101,544
==============================================================================================================

Weighted average number of common and
    common equivalent shares outstanding**                  179,688       174,215        178,001       175,221
==============================================================================================================

Earnings per Common Equivalent Share**                     $    .26      $    .18     $      .73      $    .58
==============================================================================================================

Dividends Declared per Common Share**                      $   .040      $   .023     $     .100      $   .069
==============================================================================================================


 * Interest revenue is presented net of interest expense. Interest expense for the three months ended September 30, 1995 and 1994 was $94,039 and $54,598, respectively. Interest expense for the nine months ended
     September 30, 1995 and 1994 was $260,908 and $132,928, respectively.

**   Reflects the March 1995 three-for-two common stock split and the September
     1995 two-for-one common stock split.


See Notes to Condensed Consolidated Financial Statements.

                                   - 1 -

                         THE CHARLES SCHWAB CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

                                                                             September 30,          December 31,
                                                                                 1995                  1994
                                                                                 ----                  ----
                                                                              (Unaudited)
                                                                              -----------
Assets
Cash and equivalents (including resale agreements of $242,500 in 1994)        $   474,610           $   380,616
Cash and investments required to be segregated under Federal or other regulations (including resale agreements of $4,725,625 in 1995
    and $3,787,984 in 1994)                                                     4,943,103             4,206,466
Receivable from brokers, dealers and clearing organizations                       146,435                86,028
Receivable from customers (less allowance for doubtful accounts
    of $4,497 in 1995 and $3,204 in 1994)                                       3,551,622             2,923,867
Equipment, office facilities and property (less accumulated
    depreciation and amortization of $196,615 in 1995 and $162,474 in 1994)       189,984               129,105
Intangible assets (less accumulated amortization of $149,260 in 1995
    and $140,860 in 1994)                                                          69,640                26,813
Other assets                                                                      208,445               164,967
----------------------------------------------------------------------------------------------------------------

Total                                                                          $9,583,839            $7,917,862
================================================================================================================

Liabilities and Stockholders' Equity
Drafts payable                                                                 $  159,940            $  117,383
Payable to brokers, dealers and clearing organizations                            459,473               296,420
Payable to customers                                                            7,870,512             6,670,362
Accrued expenses                                                                  256,373               195,320
Long-term borrowings                                                              216,162               171,363
----------------------------------------------------------------------------------------------------------------
Total liabilities                                                               8,962,460             7,450,848
----------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Preferred stock - 10,000,000 shares authorized; $.01 par value per share; none issued
    Common stock - 200,000,000 shares authorized; $.01 par value per
        share; 178,459,416 shares issued in 1995 and 1994*                          1,785                   595
    Additional paid-in capital                                                    184,479               166,103
    Retained earnings                                                             484,770               373,161
    Treasury stock - 4,155,698 shares in 1995 and 7,563,990 shares in
        1994, at cost*                                                            (38,973)              (57,968)
    Unearned ESOP shares                                                           (5,081)              (10,174)
    Unamortized restricted stock compensation                                      (4,673)               (4,703)
    Foreign currency translation adjustment                                          (928)
----------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                              621,379               467,014
----------------------------------------------------------------------------------------------------------------

Total                                                                          $9,583,839            $7,917,862
================================================================================================================

*   Reflects the March 1995 three-for-two common stock split and the September
    1995 two-for-one common stock split.

See Notes to Condensed Consolidated Financial Statements.

                         THE CHARLES SCHWAB CORPORATION

               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                  1995                   1994
                                                                                  ----                   ----
Cash flows from operating activities
Net income                                                                     $  130,016              $ 101,544
    Noncash items included in net income:
        Depreciation and amortization                                              46,465                 40,472
        Deferred income taxes                                                      (9,553)                 8,372
        Other                                                                      15,275                  2,662
    Change in accrued expenses                                                     76,211                 27,578
    Change in other assets                                                        (14,201)                 5,013
-----------------------------------------------------------------------------------------------------------------
Net cash provided before change in customer-related balances                      244,213                185,641
-----------------------------------------------------------------------------------------------------------------

Change in customer-related balances (excluding the effects of businesses acquired):
    Payable to customers                                                        1,113,323                457,301
    Receivable from customers                                                    (616,895)              (239,994)
    Drafts payable                                                                 36,723                (11,922)
    Payable to brokers, dealers and clearing organizations                        142,047                112,495
    Receivable from brokers, dealers and clearing organizations                   (19,934)               (21,151)
    Cash and investments required to be segregated under
        Federal or other regulations                                             (672,478)              (305,928)
-----------------------------------------------------------------------------------------------------------------
Net change in customer-related balances                                           (17,214)                (9,199)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         226,999                176,442
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
Purchase of equipment, office facilities and property - net                       (94,087)               (26,547)
Cash payments for businesses acquired, net of cash received                       (68,113)
Other                                                                                                     (1,898)
-----------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                            (162,200)               (28,445)
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from long-term borrowings                                                 40,000                 20,000
Purchase of treasury stock                                                                               (34,329)
Dividends paid                                                                    (17,261)               (12,026)
Other                                                                               7,110                  1,796
-----------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                   29,849                (24,559)
-----------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and equivalents                              (654)
-----------------------------------------------------------------------------------------------------------------

Increase in cash and equivalents                                                   93,994                123,438
Cash and equivalents at beginning of period                                       380,616                279,828
-----------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                          $  474,610              $ 403,266
=================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                     - 3 -

                 THE  CHARLES  SCHWAB  CORPORATION

                       NOTES  TO  CONDENSED
                      CONSOLIDATED  FINANCIAL
                            STATEMENTS
                           (Unaudited)

Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements include The Charles Schwab Corporation (CSC) and its subsidiaries (collectively the Company), including Charles
Schwab & Co., Inc. (Schwab) and Mayer & Schweitzer, Inc. (M&S). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report to Stockholders, which are incorporated by reference in the Company's 1994 Annual Report on Form 10-K, and the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 1995 and June 30, 1995.
   Intangible assets represent goodwill and customer lists. Prior periods' financial statements have been reclassified to conform to the 1995 presentation.

Foreign Currency Translation

   Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date, while revenues and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of stockholders' equity.

Stock Split

   On July 18, 1995, the Board of Directors approved a two-for-one stock split of the Company's common stock, effected in the form of a 100% stock dividend, paid September 1, 1995 to stockholders of record August 1, 1995. Share and per share data have been restated to reflect this transaction and the March 1995 three-for-two common stock split. The Board also increased the quarterly cash dividend from $.03 per share to $.04 per share paid August 15, 1995 to stockholders of record August 1, 1995.

Commitments and Contingencies

   In September 1995, the Company entered into an agreement to purchase an office building located in Phoenix, Arizona for $32 million to be used for the expansion of its operations. The
Company expects to close this transaction in April 1996.
   In the normal course of its margin lending activities, Schwab is contingently liable to the Options Clearing Corporation for the margin requirement of customer margin securities transactions.
Such margin requirement is secured by a pledge of customers' margin securities. This contingent liability was $169 million at September 30, 1995.
   M&S has been named as one of thirty-three defendant market-making firms in a consolidated class action which is pending in Federal District Court in the Southern District of New York pursuant to an order of the Judicial Panel on Multidistrict
Litigation. On December 16, 1994, the plaintiffs filed a consolidated amended complaint purportedly on behalf of certain persons who purchased or sold Nasdaq securities during the period
May 1, 1989 through May 27, 1994. A second consolidated amended complaint was filed on August 22, 1995. The consolidated complaint does not set forth any specific conduct by M&S and does not request any specific amount of damages, although it requests that the actual damages be trebled where permitted by statute. The consolidated complaint generally alleges an illegal combination and conspiracy among the defendant market-making firms to fix and maintain the spreads between the bid and ask prices of Nasdaq securities. The ultimate outcome of this consolidated action cannot currently be determined.
   On June 30, 1995, a class was certified in Civil District Court for the Parish of Orleans in Louisiana for Louisiana residents who purchased or sold securities through Schwab between February 1, 1985 and February 1, 1995 for which Schwab received monetary payments from the market maker or stock dealer who executed the transaction. On August 16, 1995, another class was certified in Civil District Court for the Parish of Natchitoches in Louisiana for residents of all states who purchased or sold securities through Schwab since 1985 for which Schwab received monetary payments from the market maker or stock dealer who executed the transaction. Schwab has appealed both class certifications to the Louisiana Court of Appeals. Schwab has been named as a defendant in eight additional class action lawsuits filed in state courts in Minnesota, Illinois, New York, Texas, Florida and California. The class actions were filed between August 12, 1993 and October 13, 1995, and purport to be brought on behalf of customers of Schwab who purchased or sold securities for which Schwab received monetary payments from the market maker or stock dealer who executed the transaction. The complaints allege that Schwab failed to disclose and remit such payments to members of the class, and generally seek damages equal to the payments received by Schwab. The ultimate outcome of these actions cannot currently be determined.
   There are other various lawsuits pending against the Company which, in the opinion of management, will be resolved with no material impact on the Company's financial position or results of operations.

Acquisition

   During the third quarter of 1995, the Company purchased the remaining outstanding common stock (approximately 7%) of ShareLink Investment Services plc (ShareLink), bringing the total year-to-date acquisition cost, including acquisition-related expenses, to $66 million.

Regulatory Requirements

   Schwab and M&S are subject to the SEC's Uniform Net Capital Rule and each compute net capital under the alternative method permitted by this Rule, which requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from customer transactions or a minimum dollar amount, which is based on the type of business conducted by the broker-dealer. The minimum dollar amount for both Schwab and M&S is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement. At September 30, 1995, Schwab's net capital was
$360 million (10% of aggregate debit balances), which was $285 million in excess of its minimum required net capital and $173 million in excess of 5% of aggregate debit balances. At September 30, 1995, M&S' net capital was $4 million (113% of aggregate debit balances), which was $3 million in excess of its minimum required net capital.
   Schwab and ShareLink had portions of their cash and investments segregated for the exclusive benefit of customers at September 30, 1995, in accordance with applicable regulations. M&S had no such cash reserve requirement at September 30, 1995.

Cash Flow Information

    Certain information affecting the cash flows of the Company follows (in thousands):

                                  Nine Months
                                     Ended
                                 September 30,
                               1995        1994
                               ----        ----

Income taxes paid           $ 61,895    $ 52,434
                            ========    ========

Interest paid:
 Customer cash balances     $234,381    $117,682
 Long-term borrowings         11,221      11,037
 Other                        13,687       4,924
                            --------    --------

Total interest paid         $259,289    $133,643
                            ========    ========

Item 2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
           CONDITION  AND  RESULTS  OF  OPERATIONS


                              General

   The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide brokerage and related investment services to customers with 3.3 million active(a) accounts and assets that totaled $169.6 billion at September 30, 1995. With a network of over 200 branch offices, the Company's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is physically represented in 46 states, the Commonwealth of Puerto Rico and the United Kingdom. Mayer & Schweitzer, Inc. (M&S), a market maker in Nasdaq securities, provides trade execution services to broker-dealers and institutional customers.
   The Company's business, like that of other securities brokerage firms, is directly affected by fluctuations in volumes and price levels in securities markets, which are in turn affected by many national and international economic and political factors that cannot be predicted. Transaction-based revenues, primarily commission and principal transaction revenues, represent the majority of the Company's revenues. In the short term, most of the Company's expenses do not vary directly with fluctuations in securities trading volume and do not increase or decrease quickly, which could result in the Company experiencing increased profitability with rapid increases in revenues, or reduced profitability (or losses) in the event of a material reduction in revenues.
   Due to the factors discussed above, the results of any interim period are not necessarily indicative of results for a full year, and it is not unusual for the Company to experience significant variations in quarterly revenue growth. In addition, these factors may subject the Company's future earnings and common stock price to significant volatility.
   The Company has historically used discount pricing as a tactic in its efforts to gain market share and enhance the value of its services. In recent years, Schwab has introduced additional price-competitive product offerings such as its No-Annual-Fee IRA, its Mutual Fund OneSource (registered trademark) service and its Schwab 500 Brokerage (trademark) service, which includes commission discounts from Schwab's standard rates. Schwab's on-line brokerage services such as TeleBroker (registered trademark) and StreetSmart (registered trademark) also provide customers with discounts on commissions. Management expects to continue aggressive use of this value-pricing philosophy in the marketing of new products and services.


               Three Months Ended September 30, 1995
                  Compared To Three Months Ended
                        September 30, 1994

Summary

   Net income for the third quarter of 1995 totaled $47 million or $.26 per share, up 51% from third quarter 1994 net income of $31 million or $.18 per share. All share and per share amounts reflect the March 1995 three-for-two common stock split and the September 1995 two-for-one common stock split.
   Third quarter 1995 revenues were $386 million, up 55% from $248 million for the third quarter of 1994, due to increases in all revenue categories primarily resulting from higher trading volume and an increase in customer assets.
   Assets in customer accounts totaled $169.6 billion at September 30, 1995, $52.9 billion, or 45%, more than a year ago primarily resulting from increases in customers' equity securities of $22.6 billion, or 48%, and increases in customer assets in Schwab's Mutual Fund Marketplace (registered trademark) of
$14.5 billion, or 45%. Customer assets in cash and money market funds

(a)  Accounts with balances or activity within the preceding twelve months.

at September 30, 1995 increased 37% over the year-ago level to $35.4 billion. Schwab added 164,400 new customer accounts during the third quarter of 1995, compared to 145,400 new accounts during the third quarter of 1994.
   Total operating expenses excluding interest during the third quarter of 1995 were $308 million, up 56% from $196 million for the third quarter of 1994, primarily resulting from additional staff to support the Company's continued growth and expansion, higher variable compensation and higher transaction-related expenses. In the third quarter of 1995, the Company continued the expansion of its customer telephone service centers and opened three new branch offices. In 1994's third quarter, the Company instituted certain cost reduction measures, mainly relating to reductions in staffing and capacity expenses, to respond to declines in customer trading activity. Such cost reduction measures were not in place during the third quarter of 1995 as customer trading levels were significantly higher resulting in higher expenses for 1995's third quarter compared to 1994's third quarter.
   The profit margin for the third quarter of 1995 was 12%, down from 13% for the third quarter of 1994. The return on stockholders' equity for the third quarter of 1995 was 32%, up from 29% for the third quarter of 1994.

Commissions

   Schwab executes commission transactions for customers on an agency basis. Commission revenues totaled $207 million for the third quarter of 1995, up $85 million, or 70%, from the third quarter of 1994. Commissions earned on retail agency trades, which exclude commissions from institutional customers, totaled
$194 million on a daily average retail agency trade level of 41,100 in the third quarter of 1995, compared with commission revenues of $116 million on a daily average retail agency trade level of 25,800 for the comparable period in 1994. The following table shows a comparison of certain factors that influence retail agency commission revenues:

-------------------------------------------------------------------
                                           Three Months
                                              Ended
                                          September 30,     Percent
                                        1995        1994    Change
-------------------------------------------------------------------

Number of customer
 accounts that traded during
 the quarter (in thousands)              720         559      29%
Average number of retail agency
 transactions per account
 that traded                            3.59        2.95      22
Total number of retail agency
 transactions (in thousands)           2,588       1,651      57
Average commission per
 retail agency transaction            $74.85      $70.52       6
Total retail agency commission
 revenues (in millions)               $  194      $  116      67
==================================================================

Note: The above table excludes customer transactions in Schwab's Mutual Fund OneSource (registered trademark) service.

   The increase in average commission per retail agency transaction was due to a higher proportion of equity transactions, which carry a higher average commission per trade.
   Schwab continues to experience significant commission price competition and expects to continue to develop price-competitive products and services that address the needs of customers for whom pricing is a primary factor in their selection of financial services.

Interest Revenue, Net of Interest Expense

   Interest revenue, net of interest expense, increased
$13 million, or 31%, to $55 million from the prior year's third quarter as shown in the following table (in millions):

-----------------------------------------------------------
                                             Three Months
                                                 Ended
                                             September 30,
                                           1995        1994
-----------------------------------------------------------
Interest Revenue
Investments, customer-related              $ 76        $ 46
Margin loans to customers                    68          49
Other                                         5           2
-----------------------------------------------------------
Total                                       149          97
-----------------------------------------------------------

Interest Expense
Customer cash balances                       84          49
Long-term borrowings                          3           3
Other                                         7           3
-----------------------------------------------------------
Total                                        94          55
-----------------------------------------------------------

Interest Revenue, Net of
 Interest Expense                           $55         $42
===========================================================


   Customer-related daily average balances, interest rates and average net interest margin for the third quarters of 1995 and 1994 are summarized in the following table (dollars in millions):


-------------------------------------------------------------------
                                                 Three Months Ended
                                                    September 30,
                                                  1995        1994
-------------------------------------------------------------------
Earning Assets (customer-related):
Investments:
     Average balance outstanding                $5,188      $3,919
     Average interest rate                       5.95%       4.60%
Margin loans to customers:
     Average balance outstanding                $3,306      $2,777
     Average interest rate                       8.31%       6.95%
Average yield on earning assets                  6.86%       5.58%
Funding Sources (customer-related
     and other):
Interest-bearing customer cash balances:
     Average balance outstanding                $6,891      $5,484
     Average interest rate                       4.95%       3.53%
Other interest-bearing sources:
     Average balance outstanding                $  449      $  385
     Average interest rate                       4.46%       3.16%
Average noninterest-bearing portion             $1,154      $  827
Average interest rate on funding sources         4.25%       3.08%
Summary:
     Average yield on earning assets             6.86%       5.58%
     Average interest rate on funding sources    4.25%       3.08%
------------------------------------------------------------------
Average net interest margin                      2.61%       2.50%
==================================================================


   The increase in interest revenue, net of interest expense, from the prior year's third quarter was primarily due to higher levels of average earning assets compared to funding sources, and to sharper increases in average interest rates on earning assets compared to funding sources.

Principal Transactions

   During the third quarter of 1995, principal transaction revenues increased $18 million, or 52%, from the comparable period in 1994 to $52 million. This increase was due to higher trading volume handled by M&S and higher revenues relating to specialist posts.
During the end of 1994's third quarter, Schwab commenced operation of specialist posts on the Pacific Stock Exchange. At
September 30, 1995, Schwab had nine posts that collectively made markets in over 420 securities. The increase in principal transaction revenues was partially offset by providing price improvement to customers on certain trades in Nasdaq securities beginning in August 1995 (see discussion below).
   During 1994, the Department of Justice, the Securities and
Exchange Commission (SEC) and the National Association of
Securities Dealers, Inc. (NASD) commenced a series of investigations and regulatory actions involving the activities of many market makers in Nasdaq securities. These investigations and regulatory actions have continued into 1995. During the third quarter of 1995, Nasdaq's daily average share volume was 443 million shares, of which orders handled by M&S totaled approximately 8% of such shares. Thus, M&S is a significant participant in the Nasdaq market.
   Current and proposed rulemaking, regulatory actions, improvements in technology, changes in market practices and new market systems, if approved, could significantly impact the manner in which business is currently conducted in the Nasdaq market. For example, the Company's new service, Assurance Trading (trademark), provides an opportunity for price improvement to customers on certain trades in certain Nasdaq securities through technological innovation by scanning multiple computer systems for a price better than the current quoted Nasdaq inside price. The above factors may, individually or in the aggregate, have a material adverse impact on M&S' future revenues from principal transactions.

Mutual Fund Service Fees

   Mutual fund service fees increased $17 million, or 42%, to $59 million in the third quarter of 1995 from the comparable period in 1994. The increase was primarily attributable to significant increases in customer assets in Schwab's proprietary funds, collectively referred to as the SchwabFunds (registered trademark), and customer assets in funds purchased through Schwab's Mutual Fund OneSource (registered trademark) service. Most of these fees are earned for transfer agent, shareholder and investment management services provided to proprietary money market funds, and for record keeping and shareholder services provided to funds in the Mutual Fund OneSource service.
   Customer assets invested in the SchwabFunds, substantially all of which are in money market funds, were $29.5 billion at September 30, 1995, compared to $21.0 billion at September 30, 1994, a 40% increase. Customer assets held by Schwab that have been purchased through the Mutual Fund OneSource service, excluding SchwabFunds, totaled $21.8 billion at September 30, 1995, compared to $12.8 billion at September 30, 1994, a 70% increase.

Expenses Excluding Interest

   Total operating expenses excluding interest for the third quarter of 1995 were $308 million, up 56% from $196 million for the third quarter of 1994. Compensation and benefits expense for the third quarter of 1995 increased $58 million, or 56%, to $161 million primarily due to increases in salaries and wages, and variable compensation. At September 30, 1995, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of approximately
8,400 full-time employees, compared to approximately 6,000 at September 30, 1994.
   Communications expense increased $9 million, or 33%, to $34 million from the prior year's third quarter primarily due to higher customer trading and call volumes, which contributed to higher telephone, financial news and securities quotation services expenses.
   Occupancy and equipment expense increased $6 million, or 27%, to $28 million from the prior year's third quarter primarily due to increased data processing equipment expense, and to customer telephone service center and branch network expansions.
   Commissions, clearance and floor brokerage expense increased
$11 million, or 101%, to $23 million from the prior year's third quarter primarily due to increases in the number of trades processed by M&S and Schwab.
   Professional services expense increased $6 million, or 143%, to $11 million from the prior year's third quarter primarily due to increases in consulting fees relating to various company development projects.
   Other expenses increased $13 million, or 169%, to $21 million from the prior year's third quarter due in part to increases in travel-related expenses, losses relating to trading system problems experienced on two occasions during the quarter, and the handling of customer orders for a security following its initial public offering.
   The Company's effective income tax rate for the third quarter of 1995 and the third quarter of 1994 was 39.5%.

               Nine Months Ended September 30, 1995
                   Compared To Nine Months Ended
                        September 30, 1994

Summary

   Net income for the first nine months of 1995 totaled $130 million or $.73 per share, compared with net income of $102 million or $.58 per share for the first nine months of 1994.
   Revenues for the first nine months of 1995 were $1.0 billion, up 29% from $794 million for the first nine months of 1994, due to increases in all revenue categories primarily resulting from higher trading volume and an increase in customer assets.
   Total operating expenses excluding interest during the first nine months of 1995 were $810 million, up 29% from $626 million for the first nine months of 1994, primarily resulting from additional staff to support the Company's continued growth and expansion, higher variable compensation and higher-transaction related expenses. In the first nine months of 1995, Schwab's trading volume was 11.1 million trades, up 26% from the first nine months of 1994. Also during this period, the Company continued the expansion of its customer telephone service centers and opened five new branch offices.
   The profit margin for the first nine months of 1995 and the first nine months of 1994 was 13%. The return on stockholders' equity for the first nine months of 1995 was 32%, down from 33% for the first nine months of 1994.

Commissions

   Commission revenues totaled $537 million for the first nine months of 1995, up $123 million, or 30%, from the first nine months of 1994. Commissions earned on retail agency trades, which exclude commissions from institutional customers, totaled $510 million on a daily average retail agency trade level of 36,700 in the first nine months of 1995, compared with commission revenues of $397 million on a daily average retail agency trade level of 29,100 for the comparable period in 1994. The following table shows a comparison of certain factors that influence retail agency commission revenues:


--------------------------------------------------------------------
                                           Nine Months
                                              Ended
                                          September 30,      Percent
                                        1995        1994     Change
--------------------------------------------------------------------

Number of customer
 accounts that traded during
 the period (in thousands)             1,326       1,163       14%
Average number of retail agency
 transactions per account
 that traded                            5.29        4.73       12
Total number of retail agency
 transactions (in thousands)           7,008       5,506       27
Average commission per
 retail agency transaction            $72.81      $72.08        1
Total retail agency commission
 revenues (in millions)               $  510      $  397       28
====================================================================

Note:  The above table excludes customer transactions in Schwab's
       Mutual Fund OneSource (registered trademark) service.

   Schwab added 508,200 new customer accounts during the first nine months of 1995, compared to 589,700 new accounts during the first nine months of 1994. The decrease was due in part to the $1,000 minimum opening balance requirement implemented in July 1994 for basic brokerage accounts.

Interest Revenue, Net of Interest Expense

   Interest revenue, net of interest expense, increased
$33 million, or 28%, to $151 million from the prior year's first nine months as shown in the following table (in millions):

-------------------------------------------------------
                                          Nine Months
                                             Ended
                                         September 30,
                                       1995        1994
-------------------------------------------------------

Interest Revenue
Investments, customer-related          $209        $115
Margin loans to customers               188         130
Other                                    15           6
-------------------------------------------------------
Total                                   412         251
-------------------------------------------------------

Interest Expense
Customer cash balances                  235         118
Long-term borrowings                      9           9
Other                                    17           6
-------------------------------------------------------
Total                                   261         133
-------------------------------------------------------

Interest Revenue, Net of
 Interest Expense                      $151        $118
=======================================================


   Customer-related daily average balances, interest rates, and average net interest margin for the first nine months of 1995 and 1994 are summarized in the following table (dollars in millions):


--------------------------------------------------------------------
                                                  Nine Months Ended
                                                     September 30,
                                                  1995          1994
--------------------------------------------------------------------
Earning Assets (customer-related):
Investments:
     Average balance outstanding                $4,701        $3,929
     Average interest rate                       6.00%         3.91%
Margin loans to customers:
     Average balance outstanding                $3,038        $2,704
     Average interest rate                       8.31%         6.44%
Average yield on earning assets                  6.91%         4.94%
Funding Sources (customer-related
     and other):
Interest-bearing customer cash balances:
     Average balance outstanding                $6,312        $5,413
     Average interest rate                       5.01%         2.92%
Other interest-bearing sources:
     Average balance outstanding                $  400        $  351
     Average interest rate                       4.31%         2.80%
Average noninterest-bearing portion             $1,027        $  869
Average interest rate on funding sources         4.31%         2.53%
Summary:
     Average yield on earning assets             6.91%         4.94%
     Average interest rate on funding sources    4.31%         2.53%
--------------------------------------------------------------------
Average net interest margin                      2.60%         2.41%
====================================================================

   The increase in interest revenue, net of interest expense, from the first nine months of 1994 was primarily due to higher levels of average earning assets compared to funding sources, and to sharper increases in average interest rates on earning assets compared to funding sources.

Principal Transactions

   Principal transaction revenues increased $23 million, or 19%, from prior year's first nine months to $148 million. This increase was due to higher trading volume handled by M&S and higher revenues relating to specialist posts. The increase in principal transaction revenues was partially offset by the continuing impact, beginning in July 1994, of the NASD Interpretation to its Rules of Fair Practice governing the way in which market makers in Nasdaq securities handle the execution of customer limit orders. The increase in principal transaction revenues was also partially offset by providing price improvement to customers on certain trades in Nasdaq securities beginning in August 1995.

Mutual Fund Service Fees and Expenses Excluding Interest

   The changes in mutual fund service fees and expenses excluding interest between the nine-month periods are generally attributable to the changes described in the comparisons between the three-month periods.
   The Company's effective income tax rate for the first nine months of 1995 was 39.5% compared to 39.7% for the comparable period in 1994.

                  Liquidity and Capital Resources

Liquidity

Schwab

   Liquidity needs relating to customer trading and margin borrowing activities are met primarily through cash balances in customer accounts, which totaled $7.8 billion at September 30, 1995, up 18% from the December 31, 1994 level of $6.7 billion. Earnings from Schwab's operations are the primary source of liquidity for capital expenditures and investments in new services, marketing and technology. Management believes that customer cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
   To manage Schwab's regulatory capital position, CSC provides Schwab with a $180 million subordinated revolving credit facility maturing in September 1996, of which $99 million was outstanding at September 30, 1995. At quarter end, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from CSC maturing in 1997. Borrowings under these subordinated lending arrangements qualify as regulatory capital for Schwab.
   For use in its brokerage operations, Schwab maintains uncommitted bank credit lines totaling $505 million, of which $425 million is available on an unsecured basis. Schwab used such borrowings for eight days during the first nine months of 1995, with the daily amounts borrowed averaging $24 million. These lines were unused at September 30, 1995.

The Charles Schwab Corporation

   CSC's liquidity needs are generally met through cash generated by its subsidiaries. Schwab and M&S are subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations would prohibit Schwab and M&S from repaying subordinated borrowings to CSC, paying cash dividends, or making any unsecured advances or loans to their parent or employees if such payment would result in net capital of less than 5% of their aggregate debit balances or less than 120% of their minimum dollar amount requirement of $1 million. At September 30, 1995, Schwab had $360 million of net capital (10% of aggregate debit balances), which was $285 million in excess of its minimum required net capital. At September 30, 1995, M&S had $4 million of net capital (113% of aggregate debit balances), which was $3 million in excess of its minimum required net capital. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs and maintaining Schwab's and M&S' net capital.
   CSC has individual liquidity needs that arise from its issued and outstanding $210 million Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, common stock repurchases and acquisitions. The Medium-Term Notes have maturities ranging from 1996 to 2003 and fixed interest rates ranging from 4.95% to 7.72% with interest payable semiannually.
   In August 1995, a prospectus supplement covering the issuance of up to $140 million in Senior or Senior Subordinated Medium-Term Notes, Series A, was filed with the SEC. At September 30, 1995, all $140 million in securities remain unissued under the prospectus supplement.
   In June 1995, CSC's committed unsecured credit facility with a group of ten banks was increased to $250 million from $225 million. This facility expires in June 1996. The funds are available for general corporate purposes for which CSC pays a commitment fee on the unused balance. The terms of this facility require CSC to maintain minimum levels of stockholders' equity and Schwab and M&S to maintain minimum levels of net capital, as defined. This facility has never been used.

   See "Commitments and Contingencies" note in the Notes to Condensed Consolidated Financial Statements.

Cash Flows

   Net cash provided by operating activities was $227 million for the first nine months of 1995, up 29% from $176 million for the first nine months of 1994. This increase was primarily due to increases in accrued expenses and net income. During the first nine months of 1995, the Company invested $94 million in equipment and office facilities as it continued to enhance its data processing and telecommunications systems. The Company also continued the expansion of its customer telephone service centers and opened five new branch offices. Capital expenditures may vary significantly from period to period depending upon such factors as general business conditions, the growth in the Company's customer base, and the rate of development of new products and services. In addition, the Company paid approximately $68 million, net of cash received, for businesses acquired, and issued $40 million in Medium-Term Notes during the first nine months of 1995.
   In addition, the Company paid common stock cash dividends totaling $17 million, up from $12 million paid during the first nine months of 1994.

Capital Adequacy

   The Company's stockholders' equity at September 30, 1995 totaled $621 million. In addition to its equity, the Company had long-term borrowings of $216 million that bear interest at a weighted average rate of 6.22%. These borrowings, together with the Company's equity, provided total financial capital of $837 million at September 30, 1995, up $199 million, or 31% from December 31, 1994.
   At September 30, 1995, the ratio of total assets to total stockholders' equity was 15 to 1 compared to a ratio of 17 to 1 at December 31, 1994. Over 94% of the Company's total assets relate to customer activity (primarily segregated investments and margin loans). Management believes that the Company's present level of equity could support up to $6.9 billion of additional assets relating to customer activity.


PART  II  -  OTHER  INFORMATION

Item 1.  Legal Proceedings

   Discussed in Notes to Condensed Consolidated Financial Statements, under "Commitments and Contingencies" in Part I,
Item 1, and in Management's Discussion and Analysis of Financial Condition and Results of Operations, under "Principal Transactions" in Part I, Item 2, and incorporated herein by reference. Also, see the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995.

Item 2.  Changes in Securities

   None.

Item 3.  Defaults Upon Senior Securities

   None.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

Item 5.  Other Information

   None.

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q.

Exhibit
Number                          Exhibit
10.155    Forms  of  Restricted  Share  Award  Agreements,  incorporating
          performance   vesting  provisions  and/or   supplemental   cash
          payment provisions.

10.156 Agreement of Sale, dated as of September 18, 1995, as amended by letter agreement dated September 21, 1995 and by Second
          Amendment to Agreement of Sale dated September 22, 1995, between American Express Company and Charles Schwab & Co.,
          Inc.,  regarding  American Express Western Regional  Operations
          Center located at 2423 Lincoln Drive, Phoenix, Arizona.

11.1      Computation of Earnings per Common Equivalent Share.

12.1      Computation of Ratio of Earnings to Fixed Charges.

27.1      Financial Data Schedule (electronic only).


(b)  Reports on Form 8-K

     On September 25, 1995, the Registrant filed a Current Report on Form 8-K relating to up to $140 million aggregate principal amount of debt securities issuable by the Registrant pursuant to Registration Statement Numbers 33-61943 and 33-50923 declared effective by the SEC on August 18, 1995 and April 12, 1994, respectively. Certain exhibits relating to Medium-Term Notes, Series A, issuable pursuant to the Registration Statements are contained in the Current Report.

                             SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 THE  CHARLES  SCHWAB  CORPORATION
                                            (Registrant)




Date:  November 9, 1995                /s/ A. John Gambs
       ----------------        -------------------------------------
                                           A. John Gambs
                                Executive Vice President - Finance,
                                    and Chief Financial Officer