Form 10-Q/A
period 1995-09-30
SCHWAB CHARLES CORP
filed 1995-11-17
CIK 316709

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

Exhibit
Number                          Exhibit

10.87     Trust Agreement under the Charles Schwab Profit Sharing and
          Employee Stock Ownership Plan, effective November 1, 1990, dated October 25, 1990.

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




                                 THE  CHARLES  SCHWAB  CORPORATION
                                            (Registrant)




Date:  November 17, 1995                /s/ A. John Gambs
       -----------------       -------------------------------------
                                           A. John Gambs
                                Executive Vice President - Finance,
                                    and Chief Financial Officer