Form 10-K
period 1995-12-31
SCHWAB CHARLES CORP
filed 1996-03-28
CIK 316709

                      SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington D.C.  20549


                                   FORM  10-K


              ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934


For the fiscal year ended December 31, 1995      Commission file number 1-9700



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

As of March 8, 1996, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $2,807,367,450. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant and by the Charles Schwab Profit Sharing and Employee Stock Ownership Plan were deemed to be shares of Common Stock held by affiliates.

The number of shares of Common Stock outstanding as of March 8, 1996 was 174,823,199* shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I and II of this Form 10-K incorporate certain information contained in the registrant's 1995 Annual Report to Stockholders by reference to portions of that document. Part III of this Form 10-K incorporates certain information contained in the registrant's definitive proxy statement for its annual meeting of stockholders to be held May 6, 1996 by reference to portions of that document.

* Reflects the March 1995 three-for-two common stock split and the September 1995 two-for-one common stock split.

                         THE CHARLES SCHWAB CORPORATION

                           Annual Report On Form 10-K

                     For Fiscal Year Ended December 31, 1995

                     ---------------------------------------

                                TABLE OF CONTENTS



Part I
------

Item 1.   Business-------------------------------------------------------   1
Item 2.   Properties-----------------------------------------------------   9
Item 3.   Legal Proceedings----------------------------------------------  10
Item 4.   Submission of Matters to a Vote of Security Holders------------  10
Item 4a.  Executive Officers of the Registrant---------------------------  10

Part II
-------

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters--------------------------------------------  10
Item 6.   Selected Financial Data----------------------------------------  10
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations----------------------------  10
Item 8.   Financial Statements and Supplementary Data--------------------  11
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure-------------------------  11

Part III
--------

Item 10.  Directors and Executive Officers of the Registrant-------------  11
Item 11.  Executive Compensation-----------------------------------------  12
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management-------------------------------------------------  13
Item 13.  Certain Relationships and Related Transactions-----------------  13

Part IV
-------

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form  8-K---------------------------------------------------  13
              Exhibit Index----------------------------------------------  14
              Signatures-------------------------------------------------  19
              Index to Financial Statement Schedules--------------------- F-1







FORWARD-LOOKING STATEMENTS - In addition to the historical information contained throughout this Annual Report on Form 10-K, there are forward-looking statements that reflect management's expectations for the future. A variety of important factors could cause results to differ materially from such statements. These factors are noted throughout this Annual Report on Form 10-K and include: the actions of both current and potential new competitors, rapid changes in technology, financial market volatility, evolving industry regulation, customer trading patterns, and new products and services.

                                     PART I


Item 1.   Business

  (a) General Development of Business.  The Charles Schwab Corporation (CSC) is
      --------------------------------
a holding company engaged, through its subsidiaries, in securities brokerage and related investment services. CSC's principal operating subsidiary, Charles Schwab & Co., Inc. (Schwab), serves an estimated 51% of the discount brokerage market, up from 50% (a) in 1994. Another subsidiary, Mayer & Schweitzer, Inc. (M&S), a market maker in Nasdaq securities, provides trade execution services to broker-dealers and institutional customers. During 1995, orders handled by M&S totaled over 7 billion shares, or approximately 7% of the total shares traded on Nasdaq. As used herein, the "Company" refers to CSC and its subsidiaries.
  Schwab was incorporated in California in 1971 and adopted the name Charles Schwab & Co., Inc. after Mr. Charles R. Schwab became its owner and President. In September 1987, the Company raised $123 million in its initial public offering. Since becoming a publicly-owned entity, the Company has experienced significant growth in revenues, net income and customer assets. This growth has been accomplished through investment in technology, product and service development, marketing programs and customer service delivery systems. In addition, the Company has broadened its service capability through the acquisition and development of additional businesses.
  In October 1989, Charles Schwab Investment Management, Inc. (CSIM) was formed as a subsidiary of CSC. In January 1990, CSIM became the general investment adviser (employing a sub-adviser to perform portfolio management for certain funds), as well as the administrator for three proprietary money market funds. Substantially all of the balances previously invested by Schwab customers in other money market funds having similar investment objectives were transferred to these proprietary money market funds in January 1990. Schwab subsequently introduced additional proprietary mutual funds. The Company refers to all funds for which CSIM is the investment adviser as the SchwabFunds (registered trademark).
  In response to the continued growth of customer trading activity in Nasdaq securities and a desire to secure a capability to execute customer trades in these and other securities, CSC acquired M&S in July 1991. Since the acquisition, M&S has executed substantially all the Nasdaq security trades originated by the customers of Schwab, which in 1995 accounted for approximately 21% of Schwab's total trading volume.
  During July 1992, Schwab introduced nationally its no-transaction-fee mutual fund service, known as the Mutual Fund OneSource (registered trademark) service, which at December 31, 1995, enabled customers to trade 370 mutual funds in 44 well-known fund families without incurring brokerage transaction fees.
  In March 1992, CSC opened The Charles Schwab Trust Company (CSTC), which provides custody services for independent investment managers and serves as trustee for employee benefit plans (primarily 401(k) plans). CSTC's primary focus is to provide services to fee-based independent investment managers and 401(k) plan record keepers and administrators.


                            Developments During 1995

  During 1995, the Company experienced record revenues, net income and growth in customer assets. Net income for 1995 was $173 million, or $.97 per share, up from $135 million, or $.77 per share, in 1994, and $118 million, or $.66 per share, in 1993. The Company's strong performance was due in part to the $59.1 billion, or 48%, increase in assets held in Schwab customer accounts.
  The Company invested $166 million in various capital expenditures during 1995, including the expansion of each of its regional customer telephone service centers, and enhancements to its data processing and telecommunications systems. The Company also opened 19 branch offices and made improvements to certain existing office facilities. During 1995, the Company paid approximately
$68 million, net of cash received, for businesses acquired, the largest of which was ShareLink Investment Services plc (ShareLink), a retail discount securities brokerage firm located in the United Kingdom.
  During 1995, the Company's Board of Directors declared two stock splits of the Company's common stock effected in the form of stock dividends: a three-for-two common stock split payable March 1995; and a two-for-one common stock split payable September 1995. Share information throughout this report has been restated to reflect these transactions. Also, the Board increased the Company's quarterly cash dividend 29% in January 1995 to $.03 per share payable
February 1995, and 33% in July 1995 to $.04 per share payable August 1995.
  During 1995, Schwab introduced e.Schwab (trademark), which provides customers with online trading capability and significant discounts from Schwab's standard commission rates for equity trades, along with discounts on other security trades.

  (b) Financial Information About Industry Segments.  The Company operates in a
      ----------------------------------------------
single industry segment: securities brokerage and related investment services. Fees received from the Company's proprietary mutual funds represented


(a) The Securities Industry Association revised its definition of discount brokers in 1995. Schwab's share in 1994 was revised to 50% from 42% under this new definition.

approximately 12% of the Company's consolidated revenues in 1995. As of December 31, 1995, approximately 28% of Schwab's total customer accounts were located in California. The next highest geographic concentrations of total customer accounts were approximately 7% in each of New York and Florida.

  (c) Narrative Description of Business.  Schwab provides securities brokerage
      ----------------------------------
and related investment services to more than 3.4 million active (b) investor accounts. These accounts held $181.7 billion in assets at December 31, 1995. Schwab's primary focus is serving retail clients who seek a wide selection of quality investment services at fees that, in most cases, are substantially lower than those of full-commission firms. The table on the following page sets forth on a comparative basis the Company's revenues for the three years ended
December 31, 1995. These revenue figures reflect developments in, and the composition of, the Company's business.
  Schwab primarily serves investors who wish to conduct their own research and make their own investment decisions and do not wish to pay, through brokerage commissions, for research or portfolio management. To attract and accommodate investors who want research and portfolio management, however, Schwab offers a variety of fee-based (primarily third-party) research and portfolio management products and services. This segment of customers who want research and portfolio management has become increasingly significant to Schwab's growth in customer assets and accounts. During 1995, Schwab customer assets held in accounts managed by approximately 5,600 active independent investment managers increased $18.0 billion (55%) to a total of $50.6 billion.
  As a market maker in Nasdaq securities, M&S generally executes customer trades as principal. Revenues from M&S' market-making activities, along with revenues from Schwab's specialist operations on the Pacific Stock Exchange, comprise substantially all of the Company's principal transaction revenues.
   The Company, through M&S and Schwab, maintains inventories of securities and acts as principal in transactions with its customers primarily as a result of its market-making activities in Nasdaq and exchange-listed securities, as well as overnight positions in money market funds relating to the accommodation of customer liquidity needs.
  Schwab's customer service delivery systems reduce dependency on the need for personal relationships between Schwab's customers and employees to generate orders. Schwab does not generally assign customers to individual employees. Each customer-contact employee has immediate access to the customer account and market-related information necessary to respond to any customer's inquiries, and for most customer orders, can enter the order and confirm the transaction. Customer orders involving certain types of transactions, such as those in fixed income securities and mutual funds, are handled by separate groups of registered representatives that specialize in such transactions. As a result of this approach, the departure of a registered representative generally does not result in a loss of customers for the firm.
  The securities brokerage industry is directly affected by fluctuations in volumes and price levels of securities transactions generally, which are affected by many national and international economic and political factors that cannot be predicted, including broad trends in business and finance, the availability of credit and capital, legislation and regulation affecting the United States and international business and financial communities, currency values, and the level and volatility of interest rates. Sustained low volumes of investment activity or of securities transactions generally, particularly if accompanied by low securities prices, could substantially reduce the Company's transaction-based revenues and could lead to reduced margin account balances, thus reducing interest revenue as well. Shifts in customer investment vehicle preferences from individual equity securities to products that have lower commissions per transaction, such as mutual funds, could also reduce transaction-based revenues, which include commission and principal transaction revenues.
  In connection with its information processing systems, its branch office network, its regional customer telephone service centers and other aspects of its business, the Company incurs substantial expenses that do not vary directly, at least in the short term, with fluctuations in securities transaction volumes and revenues. In the event of a material reduction in revenues, the Company may not reduce such expenses quickly and, as a result, the Company could experience reduced profitability or losses. Conversely, sudden surges in transaction volumes can result in increased profit and profit margin. To ensure that it has the capacity to process projected increases in transaction volumes, the Company has historically made substantial capital and operating expenditures in advance of such projected increases, including during periods of low transaction volumes. In the event that such growth in transaction volumes does not occur, the expenses related to such investments could, as they have in the past, cause reduced profitability or losses. Additionally, during recent periods of high transaction volumes and increased revenues, the Company has also made substantial capital and operating expenditures to enhance future growth prospects.


(b)  Accounts with balances or activity within the preceding twelve months.

                               Sources of Revenues
                          (Dollar amounts in thousands)

                                                                      Year Ended December 31,
                                             ------------------------------------------------------------------------

                                                      1995                     1994                     1993
                                             ---------------------    ---------------------     ---------------------
     Type of Revenue                            Amount     Percent       Amount     Percent       Amount      Percent
                                             ---------------------    ---------------------     ---------------------
Commissions
   Listed securities                         $  356,069      25.1%    $  278,025      26.1%     $ 299,153      31.0%
   Nasdaq                                       283,024      19.9%       169,236      15.9%       168,855      17.5%
   Mutual funds                                  58,470       4.1%        59,949       5.6%        47,265       4.9%
   Options                                       53,333       3.8%        38,902       3.7%        36,933       3.8%
---------------------------------------------------------------------------------------------------------------------
Commissions                                     750,896      52.9%       546,112      51.3%       552,206      57.2%
---------------------------------------------------------------------------------------------------------------------

Mutual fund service fees                        218,784      15.4%       156,812      14.7%        98,554      10.2%

Interest revenue
   Investments, customer-related                283,031      19.9%       168,485      15.8%       112,944      11.7%
   Margin loans to customers                    264,025      18.6%       184,871      17.4%       132,471      13.7%
   Other                                         21,064       1.5%         9,588       0.9%         6,816       0.7%
Interest expense                               (357,223)    (25.1%)     (198,236)    (18.6%)     (132,382)    (13.7%)
---------------------------------------------------------------------------------------------------------------------
Interest revenue, net of
   interest expense                             210,897      14.9%       164,708      15.5%       119,849      12.4%
---------------------------------------------------------------------------------------------------------------------

Principal transactions                          191,392      13.5%       162,595      15.3%       169,081      17.5%

Other                                            47,934       3.3%        34,370       3.2%        25,323       2.7%
---------------------------------------------------------------------------------------------------------------------

Total                                        $1,419,903     100.0%    $1,064,597     100.0%     $ 965,013     100.0%
=====================================================================================================================

This table should be read in connection with the Company's consolidated financial statements and notes in the
Company's 1995 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.



                                   Competition

  The Company encounters rigorous competition from full-commission and discount brokerage firms, as well as from financial institutions, mutual fund sponsors, market makers in Nasdaq securities and other organizations. The general financial success within the securities industry over the past several years has strengthened existing competitors. Management believes that such success will continue to attract additional competitors such as banks, software development companies, insurance companies, providers of online financial and information services, and others as they expand their product lines. Some of these competitors are larger, more diversified, have greater capital resources, and offer a wider range of services and financial products than the Company. Particularly as financial services and products proliferate, to the extent such competitors are able to attract and retain customers on the basis of the convenience of one-stop shopping, the Company's business or its ability to grow could be adversely affected. In many instances, the Company is competing with such organizations for the same customers. Management believes that the main competitive factors are quality, convenience, price of services and products offered, and breadth of product line.
  Most discount brokerage firms charge commissions lower than Schwab. Full-commission brokerage firms also offer discounted commissions to selected retail brokerage customers. Many brokerage firms employ substantial funds in advertising and direct solicitation of customers to increase their market share of commission dollars and other securities-related income. If the well-capitalized brokerage firms pursue these competitive strategies successfully, Schwab's customer asset growth, commission revenues and profit margin could be adversely affected.


                             Marketing and Promotion

  Advertising plays a crucial role in obtaining new customers, which have constituted an important source of revenue and revenue growth for the Company. The Company's advertising and market development expense for the years ended December 31, 1995, 1994 and 1993 was $53 million, $36 million and $41 million, respectively. For the same years, the numbers of new accounts opened were approximately 698,000, 688,000 and 644,000, respectively. Prior year amounts are restated to reflect the $1,000 minimum opening balance requirement for basic brokerage accounts implemented in July 1994. New account openings represent a significant portion of the growth in customer assets, which the Company believes is critical to growth in revenues. Accounts opened during 1995, 1994 and 1993 generated approximately 13%, 14% and 16% of total commission revenues during each of those years, respectively.
  The branch office network also plays a key role in building Schwab's business. Many customers prefer to open accounts in person in Schwab branch offices. With the customer service support of the regional customer telephone service centers, TeleBroker (registered trademark), StreetSmart (registered trademark) and e.Schwab (trademark), branch personnel are able to focus a significant portion of their time on business development.
  Schwab advertises regularly in financially-oriented newspapers and periodicals and occasionally in general circulation publications. Schwab advertisements appear regularly on national and local cable television and periodically on radio and independent television stations. Schwab also engages extensively in targeted direct mail advertising through monthly statement "inserts" and special mailings. Such efforts have increased Schwab's brand awareness among investors.
  In its advertising, as well as in promotional events such as press appearances, Schwab has aggressively promoted the name and likeness of its Chairman, Mr. Schwab. The Company believes there is a substantial benefit related to Mr. Schwab's association with the Company. The Company has an agreement with Mr. Schwab by which he, subject to certain limitations, has assigned to the Company and Schwab all service mark, trademark, and trade name rights in his name (and variations thereon) and likeness.


                              Products and Services

  Accounts and Features.  Each Schwab customer has a brokerage account through
  ----------------------
which securities may be purchased or sold. These securities include Nasdaq and exchange-listed securities, options, mutual funds and fixed income investments, including U.S. Treasuries, zero-coupon bonds, listed and OTC corporate bonds, municipal bonds, GNMAs, unit investment trusts and CDs. If approved for margin transactions, a customer may borrow a portion of the price of certain securities purchased through Schwab, or may sell securities short. Customers must have specific approval to trade options; as of December 31, 1995, approximately 169,000 accounts were so approved. To write uncovered options, customers must go through an additional approval process and must maintain a significantly higher level of equity in their brokerage accounts.
  Because Schwab does not pay interest on cash balances in basic brokerage accounts, it provides customers with an option to have cash balances in their accounts automatically swept into certain SchwabFunds (registered trademark) money market funds. In July 1994, Schwab instituted a $1,000 cash and/or securities minimum opening balance requirement for basic brokerage accounts.
  A customer may receive additional services by qualifying for and opening a Schwab One (registered trademark) brokerage account. A customer may remove available funds from his or her Schwab One account either with a personal check or a VISA debit card. When a Schwab One customer is approved for margin trading, the checks and debit card also provide access to margin cash available. For cash balances awaiting investment, Schwab pays interest to Schwab One customers at a discretionary rate of interest. Alternatively, Schwab One customers seeking tax-exempt income may elect to have cash balances swept into one of three tax-exempt SchwabFunds money market funds. During 1995, the number of active Schwab One accounts increased 19% and the customer assets in all Schwab One accounts increased 51%.
  Schwab acts as custodian, as well as broker, for Individual Retirement Accounts (IRAs). In Schwab IRAs, cash balances are swept daily into one of three SchwabFunds money market funds. During 1995, active IRAs increased 17% and customer assets in all IRAs increased 44%. Schwab also acts as custodian and broker for Keogh accounts.
  During 1995, Schwab continued to expand its Schwab 500 Brokerage (trademark) service to attract and retain customers who trade frequently. This service provides discounts from Schwab's standard commission rates, as well as customized services and information resources.

  Customer Financing.  Customers' securities transactions are effected on either
  -------------------
a cash or margin basis. Generally, a customer buying securities in a cash-only brokerage account is required to make payment by settlement date, usually three business days after the trade is executed. However, for purchases of certain types of securities, such as certain mutual fund shares, a customer must have a cash or money market fund balance in his or her account sufficient to pay for the trade prior to execution. When selling securities, a customer is required to deliver the securities, and is entitled to receive the proceeds, on settlement date. In an account authorized for margin trading, Schwab may lend its customer a portion of the market value of certain securities up to the limit imposed by the Federal Reserve Board, which for most equity securities is initially 50%. Such loans are collateralized by the securities in the customer's account. Short sales of securities represent sales of borrowed securities and create an obligation to purchase the securities at a later date. Customers may sell securities short in a margin account subject to minimum equity and applicable margin requirements and the availability of such securities to be borrowed and delivered.
  Interest on margin loans to customers provides an important source of revenue to Schwab. During the year ended December 31, 1995, Schwab's outstanding margin loans to its customers averaged approximately $3.2 billion, up from 1994's average of approximately $2.7 billion.
  In permitting a customer to engage in transactions, Schwab takes the risk of such customer's failure to meet his or her obligations in the event of adverse changes in the market value of the securities positions in his or her account. Under applicable rules and regulations for margin transactions, Schwab, in the event of such an adverse change, requires the customer to deposit additional securities or cash, so that the amount of the customer's obligation is not greater than specified percentages of the cash and market values of the securities in the account. As a matter of policy, Schwab generally requires its customers to maintain higher percentages of collateral values than the minimum percentages required under these regulations.
  Schwab may use cash balances in customer accounts to extend margin credit to other customers. Under SEC Rule 15c3-3, the portion of such cash balances not used to extend margin credit (increased or decreased by certain other customer-related balances) must be held in segregated investment accounts. The balances in these segregated investment accounts must be invested in qualified interest-bearing securities. To the extent customer cash balances are available for use by Schwab at interest costs lower than Schwab's costs of borrowing from alternative sources (e.g., balances in Schwab One (registered trademark) brokerage accounts) or at no interest cost (e.g., balances in other accounts and outstanding checks that have not yet cleared Schwab's bank), Schwab's cost of funds is reduced and its net income is enhanced. Such interest savings contribute substantially to Schwab's profitability and, if a significant reduction of customer cash balances were to occur, Schwab's borrowings from other sources would have to increase and such profitability would decline. To the extent Schwab's customers elect to have cash balances in their brokerage accounts swept into certain SchwabFunds (registered trademark) money market funds, the cash balances available to Schwab for investments or for financing margin loans are reduced. However, Schwab receives mutual fund service fees from such funds based on the daily average invested balances.
  See also "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1995 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report, and "Regulation" below.

  Mutual Funds.  CSIM provides investment advisory and administrative services
  -------------
to the SchwabFunds, which consisted of nine money market funds, six bond funds, three equity index funds and three asset allocation funds, containing stocks, bonds and cash equivalents, at December 31, 1995. Customer assets invested in the SchwabFunds totaled approximately $31.7 billion at December 31, 1995, a 36% increase over the prior year. The Company intends to offer additional proprietary mutual funds to its customers in the future.
  Through its Mutual Fund Marketplace (registered trademark) program, Schwab purchases and redeems for its customers shares of over 1000 mutual funds in over 200 fund families sponsored by third parties. At December 31, 1995, the Mutual Fund Marketplace totaled $50.0 billion in customer assets, including $23.9 billion in the Mutual Fund OneSource (registered trademark) service. The Mutual Fund Marketplace program provides Schwab's customers with the convenience of purchasing and redeeming mutual fund shares with a single telephone call and of using margin credit to purchase most mutual fund shares. Schwab charges a transaction fee on trades placed in the funds included in its Mutual Fund Marketplace (except as described below). Commissions from customer transactions in mutual fund shares comprised approximately 8% of Schwab's total commission revenues in 1995, compared to approximately 11% in 1994 and approximately 9% in 1993.
  At December 31, 1995, Schwab's Mutual Fund OneSource service enabled customers to trade 370 mutual funds in 44 well-known fund families without incurring brokerage transaction fees. The service is particularly attractive to investors who execute mutual fund trades directly with multiple mutual fund companies to avoid brokerage transaction fees and achieve investment diversity among fund families. While Schwab does not receive transaction fees (commissions) on customer transactions in the Mutual Fund OneSource program, it is compensated directly by the participating funds or their sponsors via fees received for providing record keeping and shareholder services. Such compensation is ongoing, based on daily balances of customer assets invested in the participating funds and held at Schwab.

  Market Making In Nasdaq and Exchange-Listed Securities.  M&S provides trade
  -------------------------------------------------------
execution services in Nasdaq securities to broker-dealers, including Schwab, and institutional customers. In most instances, customer orders are routed directly to M&S' trading system and are executed automatically. M&S generally executes customer trades as principal. M&S business practices call for competitively-priced customer trade executions, generally defined as the highest bid price on a sell order and the lowest offer price on a buy order available through the National Association of Securities Dealers (NASD) member firms. Certain customer trades are executed on a negotiated basis. Substantially all Nasdaq security trades originated by the customers of Schwab are directed to M&S. In 1995's third quarter, the Company introduced a new service, Assurance Trading (trademark), which provides customers an opportunity for price improvement on certain trades in certain Nasdaq securities through the scanning of multiple computer systems for a price better than the current quoted Nasdaq inside price.
  During 1994, Schwab commenced operation of specialist posts on the Pacific Stock Exchange to make markets in exchange-listed securities and ended that year with five posts that collectively made markets in over 240 securities. At December 31, 1995, Schwab had fourteen specialist posts that collectively made markets in approximately 700 securities. The majority of trades originated by the customers of Schwab in exchange-listed securities for which Schwab makes a market are directed to these posts.
  In the normal course of its market making in Nasdaq and exchange-listed securities activities, M&S and Schwab maintain inventories in such securities on both a long and short basis. While long inventory positions represent M&S' and Schwab's ownership of securities, short inventory positions represent obligations of M&S and Schwab to deliver specified securities at a contracted price, which may differ from market prices prevailing at the time of completion of the transaction. Accordingly, long or short inventory positions may result in gains or losses as market values of such securities fluctuate.

  Services for Independent Investment Managers.  To attract the business of
  ---------------------------------------------
accounts managed by fee-based independent investment managers, Schwab has a dedicated group through which, among other things, it assigns specific, experienced registered representatives to individual managers and occasionally provides certain research materials for the benefit of the managed accounts. Independent investment managers participating in this program may use SchwabLink (trademark) to access information in their customers' accounts directly from Schwab's computer data bases and to enter their customers' trades online.
During 1995, Schwab added approximately 800 independent investment managers to this program, which at December 31, 1995 totaled more than 5,600. Schwab's brokerage business generated by independent investment managers and other professional investors represented approximately 13% of Schwab's total commission revenues in 1995, 14% in 1994 and 11% in 1993.


                        Customer Service Delivery Systems

  Branch Office Network.  Schwab believes that the existence of branch offices
  ----------------------
is important to increasing new account openings and maintaining high levels of customer satisfaction. At December 31, 1995, the Company maintained a network of over 225 branches throughout the United States, including a branch office in the Commonwealth of Puerto Rico and the United Kingdom. Schwab plans to continue its branch expansion program in 1996 by opening approximately 10 to 15 new branches. Customers can use branch offices to obtain market information, place orders, open accounts, deliver and receive checks and securities, and obtain related customer services in person, yet most branch activities are conducted by telephone and mail.
  Branch offices remain open during normal market hours to service customers in person and by telephone. Many branch offices offer extended office hours. Customer calls received during nonbranch hours are routed to regional customer telephone service centers.

  Regional Customer Telephone Service Centers.  Schwab's four regional customer
  --------------------------------------------
telephone service centers, located in Indianapolis, Denver, Phoenix and Orlando, handle calls to many of Schwab's toll-free numbers, customer calls that otherwise would have to wait for available registered representatives at branches during business hours, and calls routed from branches after hours and on weekends. Through the service centers, customers may place orders twenty-four hours a day, seven days a week, except for certain holidays. Customer orders placed during nonmarket hours are routed to appropriate markets the following business day. The capacity of the service centers allows new branches to be opened and maintained at lower staffing levels.

  Electronic Delivery Services.  Schwab provides automated brokerage services
  -----------------------------
through which investors may place orders, receive account information and obtain securities market information. These services are designed to provide added convenience for customers and minimize Schwab's costs of responding to and processing routine customer transactions.
  Schwab's TeleBroker Service (registered trademark) enables customers to place orders for stocks, options and certain mutual funds, including Mutual Fund OneSource (registered trademark) transactions, as well as obtain real-time securities quotes and account information electronically from any touchtone telephone. TeleBroker, which provides customers with an additional 10% discount on commissions, has become increasingly important in providing customers access to Schwab, particularly during periods of heavy customer activity. In 1994, Schwab introduced TeleBroker (registered trademark) in Spanish, and in 1995
Mandarin and Cantonese languages were added.
  Online access to brokerage and investment information services is also available through Schwab's online trading software, StreetSmart (registered trademark) for Windows (registered trademark) and Macintosh (registered trademark), introduced in October 1993 and July 1994, respectively. In 1995, Schwab enhanced its electronic delivery services by introducing a new online trading software, e.Schwab (trademark), and upgrading StreetSmart to a more powerful version. During 1995, TeleBroker and other electronic brokerage services handled over 75% of Schwab's customer calls.


                               Information Systems

  Schwab's operations rely heavily on its information processing and communications systems. Schwab's system for processing a securities transaction is highly automated. Registered representatives equipped with online computer terminals can access customer account information, obtain securities prices and related information, and enter orders online.
  To support its customer service delivery systems, as well as other applications such as clearing functions, account administration, record keeping and direct customer access to investment information, Schwab maintains a sophisticated computer network connecting all of the branch offices and regional customer telephone service centers. Schwab's computers are also linked to the major registered United States securities exchanges, M&S, the National Securities Clearing Corporation and The Depository Trust Company.
  Failure of Schwab's information processing or communications systems for a significant period of time could limit Schwab's ability to process its large volume of transactions accurately and rapidly. This could cause Schwab to be unable to satisfy its obligations to customers and other securities firms, and could result in regulatory violations. External events, such as an earthquake or power failure, loss of external information feeds, such as security price information, as well as internal malfunctions, such as those that could occur during the implementation of system modifications, could render part of or all such systems inoperative.
  To enhance the reliability of the system and integrity of data, Schwab maintains carefully monitored backup and recovery functions. These include logging of all critical files intraday, duplication and storage of all critical data outside of its central computer site every 24 hours, and maintenance of facilities for backup and communications in San Francisco. They also include the maintenance and periodic testing of a disaster recovery plan that management believes would permit Schwab to recommence essential computer operations if its central computer site were to become inaccessible. To reduce the exposure to system failures caused by external factors, including earthquakes, the Company relocated its primary data center in 1993 from San Francisco to a newly constructed and owned site in Phoenix.


                        Clearing and Account Maintenance

  Schwab performs clearing services for all securities transactions in customer accounts. Schwab clears the vast majority of customer transactions through the facilities of the National Securities Clearing Corporation or the Options Clearing Corporation. Certain other transactions, such as mutual fund transactions and transactions in securities not eligible for settlement through a clearing corporation, are settled directly with the mutual funds or other financial institutions. Schwab is obligated to settle transactions with clearing corporations, mutual funds and other financial institutions even if Schwab's customer fails to meet his or her obligations to Schwab. In addition, for transactions that do not settle through a clearing corporation, Schwab takes the risk of the other party's failure to settle the trade. See "Financial Instruments with Off-Balance-Sheet and Credit Risk" in the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.


                                    Employees

  As of December 31, 1995, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of approximately 9,200 full-time employees, including approximately 8,000 full-time employees and part-time equivalents. None of the employees are represented by a union, and the Company believes its relations with its employees are good.


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

NASD and the national securities exchanges such as the New York Stock Exchange, Inc. (NYSE), which has been designated by the SEC as Schwab's primary regulator with respect to its securities activities. The NASD has been designated by the SEC as M&S' primary regulator with respect to its securities activities.
During 1995, the American Stock Exchange was Schwab's designated primary regulator with respect to options trading activities. The Chicago Board Options Exchange is Schwab's designated primary regulator with respect to options trading activities for 1996. These self-regulatory organizations adopt rules (subject to approval by the SEC) governing the industry and conduct periodic examinations of broker-dealers. Securities firms are also subject to regulation by state securities authorities in the states in which they do business. Schwab was registered as a broker-dealer in 50 states, the District of Columbia and Puerto Rico as of December 31, 1995. M&S was registered as a broker-dealer in 22 states as of December 31, 1995.
  The principal purpose of regulations and discipline of broker-dealers and investment advisers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers and investment advisers. The regulations to which broker-dealers and investment advisers are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, uses and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping, fee arrangements, disclosure to clients, and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers and investment advisers. The SEC, self-regulatory organizations and state securities authorities may conduct administrative proceedings which can result in censure, fine, cease and desist orders, or suspension or expulsion of a broker-dealer or an investment adviser, its officers, or employees. Schwab and M&S have been the subject of such administrative proceedings.
  M&S is a significant participant in the Nasdaq market. During 1994, the Department of Justice, the SEC and the NASD commenced a series of investigations and regulatory actions involving the activities of many market makers in Nasdaq securities. These investigations and regulatory actions have continued into 1996. Current and proposed rulemaking, regulatory actions, improvements in technology, such as those which permit the introduction of Assurance Trading (trademark) (see also "Market Making in Nasdaq and Exchange-Listed Securities" above), changes in market practices and new market systems, if approved, could significantly impact the manner in which business is currently conducted in the Nasdaq market. The above factors, individually or in the aggregate, have had and could continue to have a material adverse impact on M&S' revenues from principal transactions.
  As registered broker-dealers and NASD member organizations, Schwab and M&S are required by Federal law to belong to the Securities Investor Protection Corporation (SIPC), which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts held by the firm of up to $500,000 per customer, subject to a limitation of $100,000 on claims for cash balances. SIPC is funded through assessments on registered broker-dealers. In addition, in 1995, Schwab has purchased from private insurers additional account protection of up to $49.5 million per customer, as defined, for customer securities positions only. Stocks, bonds, mutual funds and money market funds are considered securities and are protected on a share basis for the purposes of SIPC protection and the additional protection (i.e., protected securities may either be replaced or converted into an equivalent market value as of the date a SIPC trustee is appointed). Neither SIPC protection nor the additional protection applies to fluctuations in the market value of securities.
  Schwab is also authorized by the Municipal Securities Rulemaking Board to effect transactions in municipal securities on behalf of its customers and has obtained certain additional registrations with the SEC and state regulatory agencies necessary to permit it to engage in certain other activities incidental to its brokerage business.
  Margin lending by Schwab and M&S is subject to the margin rules of the Board of Governors of the Federal Reserve System and the NYSE. Under such rules, broker-dealers are limited in the amount they may lend in connection with certain purchases and short sales of securities and are also required to impose certain maintenance requirements on the amount of securities and cash held in margin accounts. In addition, those rules and rules of the Chicago Board Options Exchange govern the amount of margin customers must provide and maintain in writing uncovered options.
  As a California state-chartered trust company, CSTC is authorized to conduct business in California, and is primarily regulated by the California State Banking Department. Since it provides employee benefit plan trust services, CSTC is also required to comply with the Employee Retirement Income Security Act of 1974 (ERISA) and, consequently, is subject to oversight by both the Internal Revenue Service and Department of Labor. CSTC is required under ERISA to maintain a fidelity bond for the protection of employee benefit trusts for which it serves as trustee.
  Charles Schwab Limited, a subsidiary of Schwab, is registered as an arranger with the Securities and Futures Authority (SFA) in the United Kingdom, and engages in business development activities on behalf of Schwab.
  ShareLink Limited, a subsidiary of ShareLink, is registered as a broker-dealer with the SFA in the United Kingdom.

                            Net Capital Requirements

  As registered broker-dealers, Schwab and M&S are subject to the Uniform Net Capital Rule (Rule 15c3-1) promulgated by the SEC (the Net Capital Rule), which has also been adopted through incorporation by reference in NYSE Rule 325. Schwab is a member firm of the NYSE and the NASD, and M&S is a member firm of the NASD. The Net Capital Rule specifies minimum net capital requirements for all registered broker-dealers and is designed to measure financial integrity and liquidity. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE and the NASD, certain punitive actions by the SEC and other regulatory bodies, and ultimately may require a firm's liquidation. Because CSC itself is not a registered broker-dealer, it is not subject to the Net Capital Rule. However, if Schwab failed to maintain specified levels of net capital, such failure would constitute a default by CSC under certain debt covenants.
  "Net capital" is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings, less certain deductions that result from excluding assets that are not readily convertible into cash and from conservatively valuing certain other assets. These deductions include charges that discount the value of firm security positions to reflect the possibility of adverse changes in market value prior to disposition.
  The Net Capital Rule requires notice of equity capital withdrawals to be provided to the SEC prior to and subsequent to withdrawals exceeding certain sizes. Such rule prohibits withdrawals that would reduce a broker-dealer's net capital to an amount less than 25% of its deductions required by the Net Capital Rule as to its security positions. The Net Capital Rule also allows the SEC, under limited circumstances, to restrict a broker-dealer from withdrawing equity capital for up to 20 business days.
  Schwab and M&S have elected the alternative method of calculation under paragraph (a)(1)(ii) of the Net Capital Rule, which requires a broker-dealer to maintain minimum net capital equal to 2% of its "aggregate debit items," computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers (SEC Rule 15c3-3). "Aggregate debit items" are assets that have as their source transactions with customers, primarily margin loans. Under the alternative method of the Net Capital Rule, a broker-dealer may not (a) pay, or permit the payment or withdrawal of, any subordinated borrowings or (b) pay cash dividends or permit equity capital to be removed if, after giving effect to such payment, withdrawal, or removal, its net capital would be less than 5% of its aggregate debit items.
  Under NYSE Rule 326, Schwab is required to reduce its business if its net capital is less than 4% of aggregate debit items for more than 15 consecutive business days; NYSE Rule 326 also prohibits the expansion of business if net capital is less than 5% of aggregate debit items for more than 15 consecutive business days. The provisions of NYSE Rule 326 also become operative if capital withdrawals (including scheduled maturities of subordinated borrowings during the following six months) would result in a reduction of a firm's net capital to the levels indicated.
  If compliance with applicable net capital rules were to limit Schwab's or M&S' operations and their ability to repay subordinated debt to CSC, this in turn could limit CSC's ability to repay debt, pay cash dividends and purchase shares of its outstanding stock. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1995 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.
  At December 31, 1995, Schwab was required to maintain minimum net capital under the Net Capital Rule of $82 million and had total regulatory net capital of $392 million. At December 31, 1995, the amounts in excess of 2%, 4% and 5% of aggregate debit items were $310 million, $229 million and $188 million, respectively.
  At December 31, 1995, M&S was required to maintain minimum net capital under the Net Capital Rule of $1 million and had total regulatory net capital of $6 million. At December 31, 1995, the amount in excess of 2% of aggregate debit items exceeded $5 million.
  CSTC's capital requirement is established by the California Superintendent of Banks under the California Financial Code (the Code). The Code requires that CSTC's ratio of contributed capital, as defined, to accumulated deficit shall exceed 2.5 to 1. At December 31, 1995, the ratio of contributed capital to accumulated deficit was 3.0 to 1. If CSTC's capital declines, or if the California Superintendent of Banks determines that additional capital is required for other reasons, CSC could be required to contribute additional capital to CSTC.


Item 2.   Properties

  The Company's corporate headquarters are located in a 28-story building at 101 Montgomery Street in San Francisco, California. The building contains approximately 296,000 square feet and is leased by Schwab under a term expiring in the year 2000. The current rental is approximately $8.7 million per year, subject to certain increases and obligations to pay certain operating expenses such as utilities, insurance and taxes. Schwab has three successive five-year options to renew the lease at the then market rental value. Schwab also leases space in other buildings for its San Francisco operations aggregating approximately 443,000 additional square feet at year-end 1995. M&S' headquarters are located in leased office space in Jersey City, New Jersey.

  The Company's primary data center is located in Phoenix, Arizona in a 105,000 square feet facility owned by the Company.
  All of Schwab's branch offices and three of its regional customer telephone service centers and M&S' branch offices are located in leased premises, generally with lease expiration dates five to ten years from inception.
  In September 1995, the Company entered into an agreement to purchase an office building containing approximately 330,000 square feet located in Phoenix, Arizona to be used for the expansion of its operations. The Company expects to close this transaction in April 1996 using general corporate resources or external financing.


Item 3.   Legal Proceedings

  The information required to be furnished pursuant to this item is set forth under the caption "Commitments and Contingent Liabilities" in the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 4.   Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1995.


Item 4a.  Executive Officers of the Registrant

  See Item 10 in Part III of this report.


                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's common stock is listed on the New York and Pacific Stock Exchanges under the ticker symbol SCH. The number of common stockholders of record as of February 9, 1996 was 2,486.
  The other information required to be furnished pursuant to this item is set forth under the caption "Quarterly Financial Information (Unaudited)" in the Company's 1995 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 6.   Selected Financial Data

  The information required to be furnished pursuant to this item is set forth under the captions "Operating Results (for the year)," "Other (for the year)" and "Other (at year end)" in the Company's 1995 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The information required to be furnished pursuant to this item is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1995 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.
  Average balances and interest rates for the fourth quarters of 1995 and 1994 are summarized as follows (dollars in millions):

----------------------------------------------------------------------
                                                   Three Months Ended
                                                       December 31,
                                                  1995            1994
----------------------------------------------------------------------
Earning Assets (customer-related):
Investments:
  Average balance outstanding                   $5,144          $4,040
  Average interest rate                          5.68%           5.27%
Margin loans to customers:
  Average balance outstanding                   $3,759          $2,855
  Average interest rate                          8.08%           7.58%
Average yield on earning assets                  6.69%           6.23%
Funding Sources (customer-related
  and other):
Interest-bearing customer cash balances:
  Average balance outstanding                   $7,257          $5,645
  Average interest rate                          4.72%           4.21%
Other interest-bearing sources:
  Average balance outstanding                   $  441          $  368
  Average interest rate                          4.46%           3.29%
Average noninterest-bearing portion             $1,205          $  881
Average interest rate on funding sources         4.07%           3.62%
Summary:
  Average yield on earning assets                6.69%           6.23%
  Average interest rate on funding sources       4.07%           3.62%
----------------------------------------------------------------------
Average net interest margin                      2.62%           2.61%
======================================================================

  The increase in interest revenue, net of interest expense, from the fourth quarter of 1994 to the fourth quarter of 1995 was primarily due to higher levels of earning assets, partially offset by increases in average interest rates on funding sources compared to earning assets.


Item 8.   Financial Statements and Supplementary Data

  The information required to be furnished pursuant to this item is set forth in the Consolidated Financial Statements and under the caption "Quarterly Financial Information (Unaudited)" in the Company's 1995 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

  The information relating to directors of the Company required to be furnished pursuant to this item is incorporated by reference from portions of the Company's definitive proxy statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 1995 (the Proxy Statement) under the captions "Election of Directors" (excluding all information under the caption "Information about the Board of Directors and Committees of the Board") and "Principal Stockholders."

Executive Officers of the Registrant

  The following table provides certain information about each of the Company's current executive officers. Executive officers are elected by and serve at the discretion of the Company's Board of Directors. However, Mr. Schwab has an employment agreement with the Company through March 2000, which includes an automatic renewal feature that, as of each March 31 (beginning in 1996), extends the agreement for an additional year unless either party elects to not extend the agreement.


                 Executive Officers of the Registrant

         Name              Age          Position with the Company
         ----              ---          -------------------------
Charles R. Schwab           58    Chairman and Chief Executive Officer, and Director

Lawrence J. Stupski         50    Vice Chairman, and Director

David S. Pottruck           47    President and Chief Operating Officer, and Director

John Philip Coghlan         44    Executive Vice President - Schwab Institutional

A. John Gambs               50    Executive Vice President - Finance, and Chief Financial Officer

Daniel O. Leemon            42    Executive Vice President - Business Strategy

Dawn Gould Lepore           41    Executive Vice President and Chief Information Officer

Timothy F. McCarthy         44    Executive Vice President - Mutual Funds

Elizabeth Gibson Sawi       43    Executive Vice President - Electronic Brokerage

Tom Decker Seip             46    Executive Vice President - Retail Brokerage

Luis E. Valencia            51    Executive Vice President and Chief Administrative Officer

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

  Mr. Coghlan has been Executive Vice President of the Company and Schwab and General Manager of Schwab Institutional since July 1992. Mr. Coghlan joined Schwab in January 1986, became Vice President in 1988 and became Senior Vice President in 1990.

  Mr. Gambs has been Executive Vice President - Finance, and Chief Financial Officer of the Company and Schwab since he joined the Company in March 1988.

  Mr. Leemon has been Executive Vice President - Business Strategy of the Company and Schwab since September 1995. Before joining the Company in September 1995, Mr. Leemon held various positions with The Boston Consulting Group, Inc., a management consulting firm, from 1989 to 1995, including Vice President from 1990.

  Ms. Lepore has been Executive Vice President and Chief Information Officer of the Company and Schwab since October 1993. Ms. Lepore joined Schwab in September 1983 and became Senior Vice President in 1989.

  Mr. McCarthy has been Executive Vice President - Mutual Funds of the Company and Schwab and Chief Executive Officer of Charles Schwab Investment Management, Inc. since September 1995. Before joining the Company in September 1995, Mr. McCarthy was Chief Executive Officer of Jardine Fleming Unit Trusts Ltd., a mutual fund company, from 1994 to 1995. From 1987 to 1994, he held various executive positions with Fidelity Investments, including President of Fidelity Investments Advisor Group, President of National Financial Institutional Services and Executive Director of Fidelity Brokerage Group.

  Ms. Sawi has been Executive Vice President - Electronic Brokerage of the Company and Schwab since May 1995. Ms. Sawi was President of Charles Schwab Investment Management, Inc. from April 1994 to September 1995. From April 1994 to May 1995, she was Executive Vice President - Mutual Funds of the Company and Schwab. Prior to that, Ms. Sawi was Executive Vice President - Marketing and Advertising of the Company and Schwab from January 1992 to April 1994. Ms. Sawi joined Schwab in November 1982.

  Mr. Seip has been Executive Vice President - Retail Brokerage of the Company
and Schwab since April 1994.   He was President of Charles Schwab Investment
Management, Inc. (CSIM) from July 1992 to April 1994 and Chief Operating Officer of CSIM from June 1991 to April 1994. From July 1992 to April 1994, Mr. Seip was Executive Vice President - Mutual Funds and Fixed Income Products of the Company and Schwab. He joined Schwab in January 1983. Prior to becoming Senior Vice President of Schwab and assuming his mutual fund responsibilities in June 1991, Mr. Seip was the divisional executive in charge of Schwab's retail branches east of the Mississippi.

  Mr. Valencia has been Executive Vice President and Chief Administrative Officer of the Company and Schwab since February 1996. From March 1994 to February 1996, Mr. Valencia was Executive Vice President - Human Resources of the Company and Schwab. Before joining the Company in March 1994, he served as a Managing Director of Commercial Credit Corp., a subsidiary of the Travelers engaged in consumer finance for the Travelers, from January 1993 to February 1994. From 1975 to 1993, Mr. Valencia held various positions with Citicorp, including President and Chief Executive Officer of Transaction Technology, a subsidiary of Citicorp, from 1990 to 1993.


Item 11.  Executive Compensation

  The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under the captions "Executive Compensation" (excluding all information under the caption "Board Compensation Committee Report on Executive

Compensation" and "Performance Graph") and "Certain Transactions."


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


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) Documents filed as part of this Report
      --------------------------------------

  1. Financial Statements

  The financial statements and independent auditors' report are set forth in the Company's 1995 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report and are listed below:

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

     None filed during the last quarter of 1995.

 (c)  Exhibits
      --------

  The exhibits listed below are filed as part of this annual report on Form
10-K.

Exhibit
Number                                       Exhibit
--------------------------------------------------------------------------------
    3.3     Restated Certificate of Incorporation, as amended as of December
            1,  1988,  of  the  Registrant, filed  as  Exhibit  3.3  to  the
            Registrant's Form 10-K for the year ended December 31, 1989  and incorporated herein by reference.

    3.4     Amended and Restated By-Laws of the Registrant, as amended March
            25, 1991, filed as Exhibit 3.4 to the Registrant's Form 10-K for the year ended December 31, 1990.

    4.2 Neither the Registrant nor its subsidiaries are parties to any instrument with respect to long-term debt for which securities authorized thereunder exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be provided to the SEC upon request.

   10.4     Form  of Release Agreement dated as of March 31, 1987 among BAC,
            Registrant,  Schwab Holdings, Inc., Charles Schwab &  Co.,  Inc.
            and former shareholders of Schwab Holdings, Inc.                  *

   10.5     Employment Agreement Dated as of March 31, 1987 among the
            Registrant, Charles Schwab & Co., Inc. and Charles R. Schwab
            (superseded by, effective as of March 31, 1995, Exhibit 10.149 to the Registrant's Form 10-K for the year ended December 31,
            1994 and incorporated herein by reference).                       *+

   10.9     Executive Officer Stock Option Plan (1987) dated as of March 24,
            1987,   with  form  of  Non-Qualified  Stock  Option   Agreement
            (Executive Officer Stock Option Plan (1987)) attached.            *+

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

   10.138   Form  of  Nonstatutory Stock Option Agreement  for  Non-Employee
            Directors  (filed  as Exhibit 4.4 to the Company's  Registration
            Statement  No. 33-47842 on Form S-8 and incorporated  herein  by
            reference).                                                       +

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

   10.146   Annual Executive Individual Performance Plan dated as of January
            1, 1995 (supersedes Exhibit 10.134 to the Registrant's Form 10-K for  the year ended December 31, 1993), filed as Exhibit  10.146 to  the  Registrant's Form 10-K for the year ended December  31,
            1994 and incorporated herein by reference.                        +



   10.147   Corporate  Executive  Bonus Plan dated as  of  January  1,  1995
            (formerly  the Annual Executive Bonus Plan) (supersedes  Exhibit
            10.130 to the Registrant's Form 10-K for the year ended December
            31, 1993), filed as Exhibit 10.147 to the Registrant's Form 10-K for the year ended December 31, 1994 and incorporated herein  by
            reference.                                                        +

   10.149   Employment  Agreement  dated as of March 31,  1995  between  the
            Registrant and Charles R. Schwab (supersedes, effective as of
            March 31, 1995, Exhibit 10.5 to the Registrant's Registration
            Statement No. 33-16192 on Form S-1 and incorporated herein by reference), filed as Exhibit 10.149 to the Registrant's Form
            10-K for the year ended December 31, 1994 and incorporated
            herein by reference.                                              +

   10.150 Reimbursement Agreement dated as of December 19, 1994 between the Registrant and Bank of America National Trust and Savings
            Association, filed as Exhibit 10.150 to the Registrant's Form 10-
            K for the year ended December 31, 1994 and incorporated herein by reference.

   10.151 Foreign Exchange Transaction dated as of April 13, 1995 between the Registrant and Morgan Stanley & Co. Incorporated, filed as
            Exhibit 10.151 to the Registrant's Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

   10.152   The  Charles Schwab Profit Sharing and Employee Stock  Ownership
            Plan,  amended  July  6, 1995, effective  January  1,  1995  and
            April  1,  1995  (supersedes Exhibit 10.145 to the  Registrant's
            Form  10-K  for  the  year ended December 31,  1994),  filed  as
            Exhibit  10.152  in the Registrant's Form 10-Q for  the  quarter
            ended June 30, 1995 and incorporated herein by reference.         +

   10.153 First Amendment dated June 29, 1995 to the Credit Agreement dated June 30, 1994, between the Registrant and the banks listed therein, filed as Exhibit 10.153 in the Registrant's Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference.

   10.154   First  Amendment dated July 31, 1995, as further amended  August
            7,  1995,  to  the Reimbursement Agreement, dated  December  19,
            1994,  between the Registrant and Bank of America National Trust
            and   Savings  Association,  filed  as  Exhibit  10.154  in  the
            Registrant's Form 10-Q for the quarter ended June 30,  1995  and incorporated herein by reference.

   10.155   Forms   of  Restricted  Share  Award  Agreements,  incorporating
            performance vesting provisions and/or supplemental cash  payment provisions, filed as Exhibit 10.155 in the Registrant's Form 10-
            Q  for  the  quarter ended September 30, 1995  and  incorporated
            herein by reference.                                              +



   10.156   Agreement of Sale, dated as of September 18, 1995, as amended by
            letter   agreement  dated  September  21,  1995  and  by  Second
            Amendment to Agreement of Sale dated September 22, 1995, between
            American  Express  Company  and  Charles  Schwab  &  Co.,  Inc.,
            regarding  American Express Western Regional  Operations  Center
            located  at  2423  Lincoln  Drive, Phoenix,  Arizona,  filed  as
            Exhibit  10.156  in the Registrant's Form 10-Q for  the  quarter ended September 30, 1995 and incorporated herein by reference.

   10.157   The Charles Schwab Corporation Directors' Deferred Compensation
            Plan, effective January 1, 1996.                                  +

   11.1     Computation of Earnings per Share.

   12.1     Computation of Ratio of Earnings to Fixed Charges.

   13.1     Portions of The Charles Schwab Corporation 1995 Annual Report to
            Stockholders, which have been incorporated herein by  reference.
            Except for such portions, such annual report is not deemed to be "filed" herewith.

   21.1     Subsidiaries of the Registrant.

   23.1     Independent Auditors' Consent.

   27.1     Financial Data Schedule (electronic only).

*  Incorporated by reference to the identically-numbered exhibit to Registrant's
   Registration Statement No. 33-16192 on Form S-1, as amended and declared effective on September 22, 1987.

+  Management contract or compensatory plan.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1996.

                                              THE CHARLES SCHWAB CORPORATION
                                                           (Registrant)

                                                BY:  /s/ CHARLES R. SCHWAB
                                                     -----------------------
                                                     Charles R. Schwab
                                                     Chairman

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 28, 1996.

       Signature                                      Title
       ---------                                      -----

/s/ CHARLES R. SCHWAB                        Chairman, Chief Executive Officer
-----------------------                         and Director
Charles R. Schwab                            (principal executive officer)

/s/ LAWRENCE J. STUPSKI                      Vice Chairman and Director
-----------------------
Lawrence J. Stupski

/s/ DAVID S. POTTRUCK                        President, Chief Operating Officer
-----------------------                         and Director
David S. Pottruck

/s/ A. JOHN GAMBS                            Executive Vice President - Finance,
-----------------------                         and Chief Financial Officer
A. John Gambs                                (principal financial and accounting officer)

/s/ NANCY H. BECHTLE                         Director
-----------------------
Nancy H. Bechtle

/s/ C. PRESTON BUTCHER                       Director
-----------------------
C. Preston Butcher

/s/ DONALD G. FISHER                         Director
-----------------------
Donald G. Fisher

/s/ ANTHONY M. FRANK                         Director
-----------------------
Anthony M. Frank

/s/ JAMES R. HARVEY                          Director
-----------------------
James R. Harvey

/s/ STEPHEN T. McLIN                         Director
-----------------------
Stephen T. McLin

/s/ ROGER O. WALTHER                         Director
-----------------------
Roger O. Walther

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

Schedule II - Valuation and Qualifying Accounts                          F-6








Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the Company's consolidated financial statements and notes in the Company's 1995 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.

INDEPENDENT  AUDITORS'  REPORT
------------------------------




To the Stockholders and Board of Directors of The Charles Schwab Corporation:



We have audited the consolidated financial statements of The Charles Schwab Corporation and subsidiaries (the Company) as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 21, 1996; such consolidated financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of the Company and subsidiaries appearing on pages F-3 through F-6. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
San Francisco, California
February 21, 1996

                                                                    SCHEDULE I

                         THE CHARLES SCHWAB CORPORATION
                              (PARENT COMPANY ONLY)

                  Condensed Financial Information of Registrant
                              Condensed Balance Sheet
                        (In thousands, except share data)

                                                                                   December 31,
                                                                              1995             1994
                                                                              ----             ----
Assets
Cash and equivalents                                                        $ 41,198         $ 63,893
Receivable from subsidiaries                                                   7,229           38,006
Subordinated receivable from subsidiary                                      203,000          124,000
Investment in subsidiaries, at equity                                        640,368          418,389
Other assets                                                                   4,762            4,678
------------------------------------------------------------------------------------------------------
Total                                                                       $896,557         $648,966
======================================================================================================

Liabilities and Stockholders' Equity
Accrued expenses and other                                                  $ 23,663         $ 11,952
Borrowings                                                                   240,000          170,000
------------------------------------------------------------------------------------------------------
Total liabilities                                                            263,663          181,952
------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock - 9,940,000 shares authorized; $.01 par value per share; none issued
   Common stock - 200,000,000 shares authorized; $.01 par value
      per share;  178,459,416 shares issued in 1995 and 1994*                  1,785              595
   Additional paid-in capital                                                180,302          166,103
   Retained earnings                                                         520,532          373,161
   Treasury stock - 4,427,255 shares in 1995 and 7,563,990 shares in
      1994, at cost*                                                         (50,968)         (57,968)
   Unearned ESOP shares                                                       (9,397)         (10,174)
   Unamortized restricted stock compensation                                  (7,074)          (4,703)
   Foreign currency translation adjustment                                    (2,286)
------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                   632,894          467,014
------------------------------------------------------------------------------------------------------
Total                                                                       $896,557         $648,966
======================================================================================================

* Reflects the March 1995 three-for-two common stock split and the September 1995 two-for-one common stock split.

See Notes to Consolidated Financial Statements in the Company's 1995 Annual Report to Stockholders,
which are incorporated herein by reference to Exhibit No. 13.1 of this report, for a discussion of borrowings and contingent liabilities.

                                                                    SCHEDULE I

                         THE CHARLES SCHWAB CORPORATION
                              (PARENT COMPANY ONLY)

                  Condensed Financial Information of Registrant
               Condensed Statement of Income and Retained Earnings
                                 (In thousands)

                                                                              Year Ended December 31,

                                                                    1995              1994               1993
                                                                    ----              ----               ----
Interest revenue                                                  $ 18,879          $ 14,379           $ 14,952
Interest expense                                                   (13,886)          (12,079)           (13,258)
----------------------------------------------------------------------------------------------------------------

Net interest income                                                  4,993             2,300              1,694

Other revenues                                                       1,032                18
Other expenses                                                      (2,984)           (8,467)            (2,159)
----------------------------------------------------------------------------------------------------------------

Income (loss) before income tax expense (benefit), equity
  in earnings of subsidiaries and extraordinary charge               3,041            (6,149)              (465)

Income tax expense (benefit)                                         1,235            (2,490)              (472)
----------------------------------------------------------------------------------------------------------------

Income (loss) before equity in earnings of subsidiaries
  and extraordinary charge                                           1,806            (3,659)                 7

Equity in earnings of subsidiaries
  Equity in undistributed earnings of subsidiaries                 134,418            30,632             86,821
  Dividends paid by subsidiaries                                    36,380           108,370             37,540
----------------------------------------------------------------------------------------------------------------
  Total                                                            170,798           139,002            124,361

Income before extraordinary charge                                 172,604           135,343            124,368

Extraordinary charge - early retirement of debt, net of tax                                              (6,700)
----------------------------------------------------------------------------------------------------------------

Net income                                                         172,604           135,343            117,668

Dividends on common stock                                          (24,249)          (16,038)           (10,946)
Other                                                                 (984)              164               (198)

Retained earnings:
At beginning of year                                               373,161           253,692            147,168
----------------------------------------------------------------------------------------------------------------

At end of year                                                    $520,532          $373,161           $253,692
================================================================================================================

                                                                  SCHEDULE I

                         THE CHARLES SCHWAB CORPORATION
                              (PARENT COMPANY ONLY)

                  Condensed Financial Information of Registrant
                        Condensed Statement of Cash Flows
                                 (In thousands)

                                                                           Year Ended December 31,
                                                                    1995              1994             1993
                                                                    ----              ----             ----
Cash flows from operating activities
Net income                                                       $ 172,604          $135,343         $117,668
   Noncash items included in net income:
      Equity in undistributed earnings of subsidiaries            (134,418)          (30,632)         (86,821)
      Other                                                            989
   Extraordinary charge for early retirement of debt                                                   11,205
   Change in other assets                                              (53)           (2,144)          (1,715)
   Change in accrued expenses and other                              4,455             7,011            1,447
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                           43,577           109,578           41,784
--------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
Decrease (increase) in receivable from subsidiaries                 52,972            17,475          (39,118)
Collection on subordinated loans to subsidiary                                         8,728           26,500
Issuance of subordinated loans to subsidiaries                     (79,000)                            (5,000)
Increase in net investment in subsidiaries                         (16,206)           (3,468)         (46,179)
Cash payments for businesses acquired                              (63,696)
Purchase of life insurance policies                                 (1,720)           (2,268)
Collection on note receivable from Profit Sharing Plan                                 1,467            6,241
--------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                  (107,650)           21,934          (57,556)
--------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from loans on life insurance policies                       1,689             2,247
Proceeds from borrowings                                            70,000            20,000          150,000
Repayment of borrowings                                                              (35,000)        (126,933)
Purchase of treasury stock                                         (17,345)          (46,781)
Dividends paid                                                     (24,249)          (16,038)         (10,946)
Other                                                               11,283             7,953            3,651
--------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                    41,378           (67,619)          15,772
--------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and equivalents                        (22,695)           63,893             ----
Cash and equivalents at beginning of year                           63,893              ----             ----
--------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                              $  41,198          $ 63,893        $    ----
==============================================================================================================

See Notes to Consolidated Financial Statements in the Company's 1995 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report, for a discussion of additional cash flow information.

                                                                  SCHEDULE II


                         THE CHARLES SCHWAB CORPORATION



                        Valuation and Qualifying Accounts
                                 (In thousands)


                                                           Additions
                                        Balance at    -------------------                  Balance at
                                         Beginning     Charged                                 End
              Description                 of Year     to Expense    Other     Written off    of Year
                                          -------     ----------    -----     -----------    -------
For the year ended
   December 31, 1995:

      Allowance for doubtful accounts      $3,204       $1,349       $272      $(1,125)       $3,700
                                           =========================================================


For the year ended
   December 31, 1994:

      Allowance for doubtful accounts      $2,229       $1,193       $150      $  (368)       $3,204
                                           =========================================================


For the year ended
   December 31, 1993:

      Allowance for doubtful accounts      $3,449       $  336       $ 19      $(1,575)       $2,229
                                           =========================================================