Form 10-Q
period 1996-03-31
SCHWAB CHARLES CORP
filed 1996-05-10
CIK 316709

                                 UNITED  STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington, D.C.  20549


                                   FORM  10-Q


             QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                   OF  THE  SECURITIES  EXCHANGE  ACT  OF 1934



For the quarterly period ended March 31, 1996    Commission file number 1-9700



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

               174,989,299* shares of $.01 par value Common Stock
                           Outstanding on May 3, 1996

*  Reflects the September 1995 two-for-one common stock split.

                        THE  CHARLES  SCHWAB  CORPORATION

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 1996

                                      Index

                                                                     Page
                                                                     ----

     Part I - Financial Information

       Item 1. Condensed Consolidated Financial Statements:

                 Statement of Income                                   1
                 Balance Sheet                                         2
                 Statement of Cash Flows                               3
                 Notes                                                4-5

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    6-11


     Part II - Other Information

       Item 1. Legal Proceedings                                       11

       Item 2. Changes in Securities                                   12

       Item 3. Defaults Upon Senior Securities                         12

       Item 4. Submission of Matters to a Vote of Security Holders     12

       Item 5. Other Information                                       12

       Item 6. Exhibits and Reports on Form 8-K                        12


     Signature                                                         13



FORWARD-LOOKING STATEMENTS In addition to the historical information contained throughout this interim report, there are forward-looking statements that reflect management's expectations for the future. These statements relate to the Company's strategy, sources of liquidity, capital expenditures and litigation. Many factors could cause actual results to differ materially from these statements. These factors include: the competitive environment, fundamentally cyclical financial markets, the nature of the Company's revenues and expenses, evolving industry regulation, rapid changes in technology, customer trading patterns, and the myriad domestic and international political and economic factors that affect securities markets and therefore may influence the behavior of the individual investor.

                         Part I - FINANCIAL INFORMATION
              Item 1.  Condensed Consolidated Financial Statements



                         THE CHARLES SCHWAB CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                            1996            1995
                                                                            ----            ----
Revenues
    Commissions                                                           $240,913       $150,947
    Mutual fund service fees                                                68,835         46,239
    Interest revenue, net of interest expense of $99,009 in 1996
      and $79,203 in 1995                                                   58,944         46,048
    Principal transactions                                                  61,634         43,296
    Other                                                                   16,455         10,323
- -------------------------------------------------------------------------------------------------
Total                                                                      446,781        296,853
- -------------------------------------------------------------------------------------------------

Expenses Excluding Interest
    Compensation and benefits                                              195,708        123,161
    Communications                                                          42,954         26,363
    Occupancy and equipment                                                 29,976         23,520
    Commissions, clearance and floor brokerage                              19,533         15,599
    Depreciation and amortization                                           24,751         14,134
    Advertising and market development                                      22,203         10,898
    Professional services                                                   13,435          5,647
    Other                                                                   18,551         14,150
- -------------------------------------------------------------------------------------------------
Total                                                                      367,111        233,472
- -------------------------------------------------------------------------------------------------

Income before taxes on income                                               79,670         63,381
Taxes on income                                                             32,727         25,005
- -------------------------------------------------------------------------------------------------

Net Income                                                                $ 46,943       $ 38,376
=================================================================================================

Weighted-average number of common and
    common equivalent shares outstanding (1, 2)                            178,887        176,148
=================================================================================================

Per Share (1)
  Primary Earnings per Share                                              $    .26       $    .22
=================================================================================================

  Fully Diluted Earnings per Share                                        $    .26       $    .22
=================================================================================================

Dividends Declared per Common Share (1)                                   $   .040       $   .030
=================================================================================================

(1)   Reflects the September 1995 two-for-one common stock split.
(2)   Amounts shown are used to calculate primary earnings per share.

See Notes to Condensed Consolidated Financial Statements.

                                 THE CHARLES SCHWAB CORPORATION

                              CONDENSED CONSOLIDATED BALANCE SHEET
                               (In thousands, except share data)

                                                                                       March 31,            December 31,
                                                                                         1996                  1995
                                                                                         ----                  ----
                                                                                      (Unaudited)
                                                                                      -----------
Assets
Cash and equivalents (including resale agreements of $25,000 in 1996                  $   543,319           $   429,298
    and $250,000 in 1995)
Cash and investments required to be segregated under Federal or other regulations (including resale agreements of $5,250,465 in 1996
    and $4,384,298 in 1995)                                                             5,731,105             5,426,619
Receivable from brokers, dealers and clearing organizations                               166,611               141,916
Receivable from customers (less allowance for doubtful accounts
    of $3,910 in 1996 and $3,700 in 1995)                                               4,057,883             3,946,295
Securities owned - at market value                                                        118,446               113,522
Equipment, office facilities and property (less accumulated depreciation
    and amortization of $223,290 in 1996 and $212,035 in 1995)                            286,695               243,472
Intangible assets (less accumulated amortization of $165,451 in 1996
    and $162,358 in 1995)                                                                  76,904                80,863
Other assets                                                                              116,010               170,023
- ------------------------------------------------------------------------------------------------------------------------

Total                                                                                 $11,096,973           $10,552,008
========================================================================================================================

Liabilities and Stockholders' Equity
Drafts payable                                                                        $   162,435           $   212,961
Payable to brokers, dealers and clearing organizations                                    678,893               581,226
Payable to customers                                                                    8,966,972             8,551,996
Accrued expenses and other                                                                325,139               326,785
Long-term debt (including current maturities)                                             279,970               246,146
- ------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                      10,413,409             9,919,114
- -----------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Preferred stock - 9,940,000 shares authorized; $.01 par value per share; none issued
    Common stock - 200,000,000 shares authorized; $.01 par value per share;
        178,459,416 shares issued in 1996 and 1995                                          1,785                 1,785
    Additional paid-in capital                                                            185,982               180,302
    Retained earnings                                                                     560,491               520,532
    Treasury stock - 3,633,055 shares in 1996 and 4,427,255 shares in 1995,
         at cost                                                                          (44,326)              (50,968)
    Unearned ESOP shares                                                                   (8,414)               (9,397)
    Unamortized restricted stock compensation                                              (8,838)               (7,074)
    Foreign currency translation adjustment                                                (3,116)               (2,286)
- ------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                683,564               632,894
- ------------------------------------------------------------------------------------------------------------------------

Total                                                                                 $11,096,973           $10,552,008
========================================================================================================================



See Notes to Condensed Consolidated Financial Statements.

                                      THE CHARLES SCHWAB CORPORATION

                              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (In thousands)
                                               (Unaudited)
                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   1996                   1995
                                                                                   ----                   ----
Cash flows from operating activities
Net income                                                                      $  46,943              $  38,376
    Noncash items included in net income:
        Depreciation and amortization                                              24,751                 14,134
        Deferred income taxes                                                        (421)                   517
        Other                                                                       5,031                  4,067
    Change in securities owned - at market value                                   (4,924)                17,422
    Change in other assets                                                         57,354                (14,226)
    Change in accrued expenses and other                                            8,549                 (2,719)
- -----------------------------------------------------------------------------------------------------------------
Net cash provided before change in customer-related balances                      137,283                 57,571
- -----------------------------------------------------------------------------------------------------------------

Change in customer-related balances:
    Payable to customers                                                          416,033                142,655
    Receivable from customers                                                    (111,953)                96,677
    Drafts payable                                                                (50,579)                41,617
    Payable to brokers, dealers and clearing organizations                         97,920                131,986
    Receivable from brokers, dealers and clearing organizations                   (24,988)               (1,627)
    Cash and investments required to be segregated under
        Federal or other regulations                                             (305,344)              (411,176)
- -----------------------------------------------------------------------------------------------------------------
Net change in customer-related balances                                            21,089                    132
- -----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         158,372                 57,703
- -----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
Purchase of equipment, office facilities and property - net                       (68,700)               (18,006)
Cash payments for business acquired                                                (3,709)
- -----------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                             (72,409)               (18,006)
- -----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from long-term debt                                                       34,000
Purchase of treasury stock                                                         (1,024)
Dividends paid                                                                     (6,984)                (5,142)
Other                                                                               2,161                  2,157
- -----------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                   28,153                 (2,985)
- -----------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and equivalents                               (95)
- -----------------------------------------------------------------------------------------------------------------

Increase in cash and equivalents                                                  114,021                 36,712
Cash and equivalents at beginning of period                                       429,298                380,616
- -----------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                           $ 543,319              $ 417,328
=================================================================================================================



See Notes to Condensed Consolidated Financial Statements.

                        THE  CHARLES  SCHWAB  CORPORATION

                              NOTES  TO  CONDENSED
                             CONSOLIDATED  FINANCIAL
                                   STATEMENTS
                                   (Unaudited)

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements include The Charles Schwab Corporation (CSC) and its subsidiaries (collectively the Company). CSC is a holding company engaged, through its subsidiaries, in securities brokerage and related investment services. CSC's principal operating subsidiary, Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer with a network of over 230 branch offices and four regional customer telephone service centers. Another subsidiary, Mayer & Schweitzer, Inc. (M&S), a market maker in Nasdaq securities, provides trade execution services to broker-dealers, including Schwab, and institutional customers.
    These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Stockholders, which are incorporated by reference in the Company's 1995 Annual Report on Form 10-K.
    Prior periods' financial statements have been reclassified to conform to the 1996 presentation.

Statement of Financial Accounting Standard No. 121

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 121 - Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of the new standard did not have an effect on the Company's financial position, results of operations, earnings per share or cash flows.

SFAS No. 123

    Effective January 1, 1996, the Company adopted SFAS No. 123 - Accounting for Stock-Based Compensation. The new standard establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Under the new standard, the Company may either adopt the new fair value-based accounting method or continue using the intrinsic value-based method under Accounting Principles Board (APB) Opinion No. 25 and provide pro forma disclosures of net income and earnings per share as if the accounting provision of the new standard had been adopted. The Company elected to continue to follow APB Opinion No. 25 and implement only the disclosure requirements of the new standard. Such adoption did not have an effect on the Company's results of operations, earnings per share or cash flows.

Commitments and Contingencies

    In the normal course of its margin lending activities, Schwab may be liable for the margin requirement of customer margin securities transactions.
    M&S has been named as one of thirty-three defendant market-making firms in a consolidated class action which is pending in Federal District Court in the Southern District of New York pursuant to an order of the Judicial Panel on Multidistrict Litigation. On December 16, 1994, the plaintiffs filed a consolidated amended complaint purportedly on behalf of certain persons who purchased or sold Nasdaq securities during the period May 1, 1989 through May 27, 1994. A second consolidated amended complaint was filed on August 22, 1995. The consolidated complaint does not set forth any specific conduct by M&S and does not request any specific amount of damages, although it requests that the actual damages be trebled where permitted by statute. The consolidated complaint generally alleges an illegal combination and conspiracy among the defendant market makers to fix and maintain the spreads between the bid and ask prices of Nasdaq securities. The ultimate outcome of this consolidated action cannot currently be determined.
   Schwab has been named as a defendant in eleven class action lawsuits filed in state courts in Minnesota, Illinois, New York, Louisiana, Texas, Florida and California. The class actions were filed between

August 12, 1993 and November 17, 1995, and purport to be brought on behalf of customers of Schwab who purchased or sold securities for which Schwab received payments from the market maker, stock dealers or others who executed the transaction. The complaints generally allege that Schwab failed to disclose and remit such payments to members of the class, and generally seek damages equal to the payments received by Schwab. On June 30, 1995, a class was certified in Civil District Court for the Parish of Orleans in Louisiana for Louisiana residents who purchased or sold securities through Schwab between February 1, 1985 and February 1, 1995 for which Schwab received monetary payments from the market maker or stock dealer who executed the transaction.
The class certification was affirmed by the Louisiana Court of Appeals on February 29, 1996. On August 16, 1995, another class was certified in Civil District Court for the Parish of Natchitoches in Louisiana for residents of all states who purchased or sold securities through Schwab since 1985 for which Schwab received monetary payments from the market maker or other third party who executed the transaction. Schwab has appealed this class certification to the Louisiana Court of Appeals. On October 11, 1995,
the action filed in the Fifteenth Judicial Circuit Court  in
and for Palm Beach County, Florida, was voluntarily dismissed by plaintiff.   On
April 19, 1996, the Minnesota Supreme Court unanimously upheld the dismissal of the three class actions filed against Schwab in the Fourth Judicial District Court, Hennepin County, Minnesota, finding that the claims asserted were preempted by federal law. The ultimate outcome of the remaining actions cannot currently be determined.
    There are other various lawsuits pending against the Company which, in the opinion of management, will be resolved with no material impact on the Company's financial position or results of operations.

Regulatory Requirements

    Schwab and M&S are subject to the SEC's Uniform Net Capital Rule and each compute net capital under the alternative method permitted by this Rule, which requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from customer transactions or a minimum dollar amount, which is based on the type of business conducted by the broker-dealer. The minimum dollar amount for both Schwab and M&S is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees  if  such  payment would result in net capital  of  less  than  5%  of aggregate debit balances or less than 120% of its minimum dollar amount requirement. At March 31, 1996, Schwab's net capital was $417 million (10% of aggregate debit balances), which was $333 million in excess of its minimum required net capital and $207 million in excess of 5% of aggregate debit balances. At March 31, 1996, M&S' net capital was $8 million (242% of aggregate debit balances), which was $7 million in excess of its minimum required net capital.
   Schwab, ShareLink Limited, a subsidiary of ShareLink Investment Services plc, and M&S had portions of their cash and investments segregated for the exclusive benefit of customers at March 31, 1996, in accordance with applicable regulations.

Cash Flow Information

    Certain information affecting the cash flows of the Company follows (in thousands):

                                    Three Months
                                        Ended
                                      March 31,
                                 1996          1995
                                 ----          ----
Income taxes paid              $   370       $ 3,993
                               =======       =======

Interest paid:
 Customer cash
   balances                    $86,436       $72,468
 Long-term debt (including
   current maturities)           7,403         5,204
 Other                           7,631         3,610
                               -------       -------

Total interest paid           $101,470       $81,282
                              ========       =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                     General

    The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide brokerage and related investment services to customers with 3.6 million active (a) accounts and assets that totaled $200.5 billion at March 31, 1996. With a network of over 230 branch offices, the Company's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is physically represented in 46 states, the Commonwealth of Puerto Rico and the United Kingdom. Mayer & Schweitzer, Inc. (M&S), a market maker in Nasdaq securities, provides trade execution services to broker-dealers and institutional customers.
    The Company remains focused on achieving profitable growth within several markets of the financial services industry - retail brokerage, mutual funds, equity securities market making, support services for independent investment managers, electronic brokerage and 401(k) defined contribution plans. The Company faces heavy competitive pressure in these markets from full commission and discount brokerage firms, as well as from mutual fund companies.
Increasingly, competition has also come from banks, software development companies, insurance companies and others as they expand their product lines. The Company's strategy for increasing stockholder value while operating in this competitive environment includes several key elements, all of which reflect a focus on providing value to customers.
    First, Schwab continues to offer a broad range of products and services at prices that management believes represent superior value to customers. The Company has historically used varying levels of discount pricing, such as with its Mutual Fund OneSource (registered trademark) service, to enhance the value of its products and services and support its efforts to gain market share. Management expects to continue aggressive use of discount pricing in the marketing of new products and services. Second, the Company's products and services are delivered through diverse and complementary customer service delivery systems such as the branch office network, Schwab's regional customer telephone service centers, and electronic brokerage channels such as Telebroker (registered trademark), Schwab's touchtone telephone trading service, and PC-based online services such as StreetSmart (registered trademark) and e.Schwab (trademark). Another key element is the firm's ongoing investment in technology to provide fast and consistent customer service and reduce processing costs. The Company has traditionally been willing to be a forerunner in placing technology like Telebroker and e.Schwab in the hands of customers. Finally, the Company's nationwide advertising and marketing programs are designed to distinguish the Schwab brand as well as the Company's products and services. Management expects to continue to invest in all of these areas in order to position the Company for future expansion, and to enable customers to choose the level of service most appropriate to their investing activity.
    The Company's business, like that of other securities brokerage firms, is directly affected by the fluctuations in volumes and price levels that occur in fundamentally cyclical financial markets. While recent growth in mutual fund service fees and net interest revenue has enhanced the consistency of the Company's revenue stream, transaction-based revenues continue to represent a majority of the Company's revenues. Since these revenues are heavily influenced by fluctuations in the volume of securities transactions, it is not unusual for the Company to experience significant variations in quarterly revenue levels. Most of the

(a) Accounts with balances or activity within the preceding  twelve months.

  Company's expenses do not vary directly, at least in the short term, with fluctuations in securities trading volume. Given the nature of the Company's revenues and expenses, and the environmental factors discussed above, the Company's earnings and common stock price may be subject to significant volatility. Additionally, the Company's results for any interim period are not necessarily indicative of results for a full year.
    In addition to the historical information contained throughout this interim report, the preceding forward-looking statements relating to the Company's strategy, as well as those that follow concerning sources of liquidity, capital expenditures and litigation, reflect management's expectations for the future. Many factors could cause actual results to differ materially from these statements. These factors include: the competitive environment, fundamentally cyclical financial markets, the nature of the Company's revenues and expenses, evolving industry regulation, rapid changes in technology, customer trading patterns, and the myriad domestic and international political and economic factors that affect securities markets and therefore may influence the behavior of the individual investor.

                        Three Months Ended March 31, 1996
                         Compared To Three Months Ended
                                 March 31, 1995

Summary

    Net income for the first quarter of 1996 totaled $47 million, up 22% from first quarter 1995 net income of $38 million. Earnings per share for the first quarter of 1996 increased 18% to $.26 per share from $.22 per share (a) during the first quarter of 1995.
    First quarter 1996 revenues were $447 million, up 51% from $297 million for the first quarter of 1995, due to increases in all revenue categories primarily resulting from higher trading volume and an increase in customer assets.
    Assets in customer accounts totaled $200.5 billion at March 31, 1996, an increase of $63.6 billion, or 46%, from a year ago primarily due to increases in customers' equity securities of $25.4 billion, or 46%, and increases in customer assets in Schwab's Mutual Fund Marketplace (registered trademark) of $22.9 billion, or 65%. Customer assets in cash and money market funds at March 31, 1996 increased 36% over the year-ago level to $41.3 billion. Schwab added 245,100 new customer accounts during the first quarter of 1996, compared to 164,900 new accounts during the first quarter of 1995.
    Total operating expenses excluding interest during the first quarter of 1996 were $367 million, up 57% from $233 million for the first quarter of 1995, reflecting the Company's continued growth in staff, capacity expansion and investments in technology and advertising.
    The after-tax profit margin for the first quarter of 1996 was 11%, down from 13% for the first quarter of 1995. The annualized return on stockholders' equity for the first quarter of 1996 was 29%, down from 31% for the first quarter of 1995.

Commissions

    Commission revenues for the Company were $241 million for the first quarter of 1996, up $90 million, or 60%, from the first quarter of 1995. Schwab executes commission transactions for customers on an agency basis. Commissions earned on retail agency trades, which comprised 96% of Schwab's total commissions for the first quarter of 1996 and 1995, totaled $226 million on a daily average retail agency trade level of 50,600 in the first quarter of 1996, compared with commission revenues of $145 million on a daily average retail agency trade level of 32,800 for the comparable period in 1995. The following table shows a comparison of certain factors that influence retail agency commission revenues:

(a)  Reflects the September 1995 two-for-one common stock split.

- -------------------------------------------------------------------
                                           Three Months
                                              Ended
                                            March 31,       Percent
                                         1996      1995     Change
- -------------------------------------------------------------------
Number of customer
 accounts that traded during
 the quarter (in thousands)               835       666       25%
Average number of retail agency
 transactions per account
 that traded                             3.82      3.11       23
Total number of retail agency
 transactions (in thousands)            3,187     2,069       54
Average commission per
 retail agency transaction             $70.89    $70.10        1
Total retail agency commission
 revenues (in millions)                $  226    $  145       56
===================================================================

Note:  The above table excludes customer transactions in Schwab's  Mutual Fund
OneSource (registered trademark) service.

    The first quarter of 1996 reflected a 25% increase in customer accounts that traded and a 23% increase in the average number of retail agency transactions per account compared to the prior year's first quarter. As a result, total retail agency commission revenues from first quarter 1995 to first quarter 1996 increased 56%.

Mutual Fund Service Fees

   Mutual fund service fees increased $23 million, or 49%, to $69 million in the first quarter of 1996 from the comparable period in 1995. The increase was primarily attributable to significant increases in customer assets in Schwab's proprietary funds, collectively referred to as the SchwabFunds (registered trademark), and customer assets in funds purchased through Schwab's Mutual Fund OneSource (registered trademark) service. Most of these fees are earned for transfer agent, shareholder and investment management services provided to proprietary money market funds, and for record keeping and shareholder services provided to funds in the Mutual Fund OneSource service.
    Customer assets invested in the SchwabFunds, substantially all of which are in money market funds, increased 41% over the past year to $35.0 billion at March 31, 1996. Customer assets held by Schwab that have been purchased through the Mutual Fund OneSource service, excluding SchwabFunds, totaled $28.7 billion at March 31, 1996, compared to $15.1 billion at March 31, 1995, a 90% increase.

Interest Revenue, Net of Interest Expense

    Interest revenue, net of interest expense, increased $13 million, or 28%, to $59 million from the prior year's first quarter as shown in the following table (in millions):

- --------------------------------------------------
                                    Three Months
                                        Ended
                                     March 31,
                                 1996         1995
- --------------------------------------------------
Interest Revenue
Investments, customer-related    $ 76         $ 63
Margin loans to customers          77           58
Other                               5            4
- --------------------------------------------------
Total                             158          125
- --------------------------------------------------

Interest Expense
Customer cash balances             86           72
Long-term debt (including
 current maturities)                4            3
Other                               9            4
- --------------------------------------------------
Total                              99           79
- --------------------------------------------------

Interest Revenue, Net of
 Interest Expense                $ 59         $ 46
==================================================


    Customer-related daily average balances, interest rates and average net interest margin for the first quarters of 1996 and 1995 are summarized in the following table (dollars in millions):

- ------------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                   March 31,
                                                           1996                1995
- ------------------------------------------------------------------------------------
Interest-Earning Assets (customer-related):
Investments:
    Average balance outstanding                          $5,637               $4,276
    Average interest rate                                 5.39%                5.94%
Margin loans to customers:
    Average balance outstanding                          $4,026               $2,869
    Average interest rate                                 7.67%                8.25%
Average yield on interest-earning assets                  6.34%                6.87%
Funding Sources (customer-related
    and other):
Interest-bearing customer cash balances:
    Average balance outstanding                          $7,791               $5,880
    Average interest rate                                 4.46%                4.96%
Other interest-bearing sources:
    Average balance outstanding                          $  598               $  342
    Average interest rate                                 4.27%                4.18%
Average noninterest-bearing portion                      $1,274               $  923
Average interest rate on funding sources                  3.86%                4.28%
Summary:
     Average yield on interest-earning assets             6.34%                6.87%
     Average interest rate on funding sources             3.86%                4.28%
- ------------------------------------------------------------------------------------
Average net interest margin                               2.48%                2.59%
====================================================================================

    The increase in interest revenue, net of interest expense, from the prior year's first quarter was primarily due to higher levels of interest-earning assets, partially offset by a decrease in average net interest margin.

Principal Transactions

    During the first quarter of 1996, principal transaction revenues increased $18 million, or 42%, from the comparable period in 1995 to $62 million. This increase was primarily due to higher trading volume handled by M&S, a significant participant in the Nasdaq market. Nasdaq's daily average share volume during the first quarter of 1996 was 519 million shares, of which M&S handled approximately 7%.
    Assurance Trading (trademark), introduced in August 1995, continued to adversely impact M&S' trading revenues. This new service provides customers an opportunity for price improvement on certain trades in certain Nasdaq securities through the scanning of alternative order files for a price better than the current quoted Nasdaq inside price.
    During  1994,  the  Department  of  Justice,  the  Securities  and  Exchange
Commission (SEC) and the National Association of Securities Dealers, Inc. commenced a series of investigations and regulatory actions involving the activities of market makers and broker dealers, including M&S and Schwab, with respect to Nasdaq securities. These investigations and regulatory actions have continued into 1996.
     Current and proposed rulemaking, regulatory actions, improvements in technology (such as the introduction of Assurance Trading), changes in market practices and new market systems, if approved, could significantly impact the manner in which business is currently conducted in the Nasdaq market. The above factors, individually or in the aggregate, have had and could continue to have a material adverse impact on M&S' revenues from principal transactions.

Expenses Excluding Interest

    Total operating expenses excluding interest for the first quarter of 1996 were $367 million, up 57% from $233 million for the first quarter of 1995. Compensation and benefits expense for the first quarter of 1996 increased $73 million, or 59%, to $196 million primarily due to increases in salaries and wages, and incentive and variable compensation. At March 31, 1996, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of approximately 9,900 full-time employees, compared to approximately 6,900 at March 31, 1995.
   Communications expense increased $17 million, or 63%, to $43 million from the prior year's first quarter primarily due to higher customer trading and call volumes, which contributed to higher telephone, financial news and securities quotation services expenses, and printing expense.

   Advertising and market development expense increased $11 million, or 104%, to $22 million from the prior year's first quarter primarily due to increased print and media advertising expenditures relating to campaigns covering the Company's Mutual Fund OneSource (registered trademark) and IRA product offerings, as well as investing for retirement.
    Depreciation and amortization expense increased $11 million, or 75%, to $25 million from prior year's first quarter primarily due to depreciation on recently acquired data processing equipment and the amortization of related software. In addition, a portion of the 1996 increase was due to the amortization of goodwill and other intangibles resulting from businesses acquired during the second half of 1995.
    Professional services expense increased $8 million, or 138%, to $13 million from the prior year's first quarter primarily due to increases in consulting fees relating to data processing and enhancements to product and customer service.
    The Company's effective income tax rate for the first quarter of 1996 was 41.1% compared to 39.5% for the comparable period in 1995.

                         Liquidity and Capital Resources

Liquidity

Schwab

    Liquidity needs relating to customer trading and margin borrowing activities are met primarily through cash balances in customer accounts, which totaled $8.8 billion at March 31, 1996, up 4% from the December 31, 1995 level of
$8.4 billion. Earnings from Schwab's operations are the primary source of liquidity for capital expenditures and investments in new services, marketing and technology. Management believes that customer cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
    To manage Schwab's regulatory capital position, CSC provides Schwab with a $250 million subordinated revolving credit facility maturing in September 1997, of which $194 million was outstanding at March 31, 1996. At quarter end, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from CSC
- - $10 million maturing in 1997 and $15 million maturing in 1998. Borrowings under these subordinated lending arrangements qualify as regulatory capital for Schwab.
    For use in its brokerage operations, Schwab maintains uncommitted unsecured bank credit lines totaling $470 million. Schwab used such borrowings for three days during the first three months of 1996, with the daily amounts borrowed averaging $33 million. These lines were unused at March 31, 1996.

M&S

M&S' liquidity needs are generally met through earnings generated by its operations. Most of M&S' assets are liquid, consisting primarily of receivables from brokers, dealers and clearing organizations, cash and equivalents, and marketable securities. M&S may borrow up to $35 million under a subordinated lending arrangement with CSC. At quarter end, M&S had outstanding borrowings of $4 million under this facility. These borrowings mature in December 1997. Borrowings under this arrangement qualify as regulatory capital for M&S.

The Charles Schwab Corporation

    CSC's liquidity needs are generally met through cash generated by its subsidiaries. Schwab and M&S are subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations would prohibit Schwab and M&S from repaying subordinated borrowings to CSC, paying cash dividends, or making any unsecured advances or loans to their parent or employees if such payment would result in net capital of less than 5% of their aggregate debit balances of less than 120% of  their  minimum dollar amount requirement of $1 million.  At March 31,  1996, Schwab had $417 million of net capital
(10% of aggregate debit balances), which was $333 million in excess of its minimum required net capital. At March 31, 1996, M&S had $8 million of net capital (242% of aggregate debit  balances), which  was $7 million in excess of its minimum required net capital. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs and maintaining Schwab's and M&S' net capital.
   CSC has individual liquidity needs that arise from its issued and outstanding $274 million Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, common stock repurchases and acquisitions. The Medium-Term Notes have maturities ranging from 1996 to 2005 and fixed interest rates ranging from 4.95% to 7.72% with interest payable semiannually.
    CSC has a prospectus supplement covering the issuance of up to $140 million in Senior or Senior Subordinated Medium-Term Notes, Series A pursuant to a registration statement filed with the SEC. At March 31, 1996, $76 million in securities remained unissued under this registration statement.
    CSC may borrow under its $250 million committed unsecured credit facility with a group of ten banks through June 1996. The funds are available for general corporate purposes. CSC pays a commitment fee on the unused balance. The terms of this facility require CSC to maintain minimum levels of stockholders' equity and Schwab and M&S to maintain minimum levels of net capital, as defined. This facility has never been used.
     See "Commitments and Contingencies" note in the Notes to Condensed Consolidated Financial Statements.

Cash Flows and Capital Resources

    Net income plus depreciation and amortization was $72 million for the first three months of 1996, up 37% from $53 million for the first three months of 1995. During the first three months of 1996, the Company invested $69 million in various capital expenditures, including $33 million for an office building to be used for the expansion of its operations and $36 million for equipment and office facilities relating to the continued enhancement of data processing and telecommunications systems and the opening of six new branch offices. As has been the case recently, capital expenditures will vary from period to period as business conditions change.
    The Company issued $34 million in Medium-Term Notes during the first three months of 1996.
    In February 1996, the Company paid common stock cash dividends totaling $7 million, up from $5 million paid in February 1995.
    The Company monitors both the relative composition and absolute level of its financial capital. The Company's stockholders' equity at March 31, 1996 totaled $684 million. In addition, the Company had long-term debt (including current maturities) of $280 million that bear interest at a weighted-average rate of 6.27%. These borrowings, together with the Company's equity, provided total financial capital of $964 million at March 31, 1996, up $85 million, or 10% from December 31, 1995.


PART  II  -  OTHER  INFORMATION

Item 1.  Legal Proceedings

    Discussed in Notes to Condensed Consolidated Financial Statements, under "Commitments and Contingencies" in Part I, Item 1, and incorporated herein by reference.

Item 2.  Changes in Securities

   None.

Item 3.  Defaults Upon Senior Securities

   None.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

Item 5.  Other Information

    Effective May 1996, the Company increased its authorized shares of common stock from 200 million to 500 million.

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q.


Exhibit
 Number                 Exhibit
  11.1      Computation of Earnings per Share.

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




                                 THE  CHARLES  SCHWAB  CORPORATION
                                            (Registrant)




Date:  May 10, 1996                    /s/ A. John Gambs
                                -----------------------------------
                                           A. John Gambs
                                Executive Vice President - Finance,
                                    and Chief Financial Officer