Form 10-Q
period 1996-06-30
SCHWAB CHARLES CORP
filed 1996-08-14
CIK 316709

                               UNITED  STATES
                   SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington, D.C.  20549


                                  FORM  10-Q


          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
               OF  THE  SECURITIES  EXCHANGE  ACT  OF 1934



For the quarterly period ended June 30, 1996     Commission file number 1-9700



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

               175,165,934 shares of $.01 par value Common Stock
                        Outstanding on August 6, 1996

                        THE  CHARLES  SCHWAB  CORPORATION

                         Quarterly Report on Form 10-Q
                      For the Quarter Ended June 30, 1996

                                     Index

                                                                        Page
                                                                        ----

Part I - Financial Information

  Item 1.  Condensed Consolidated Financial Statements:

            Statement of Income                                           1
            Balance Sheet                                                 2
            Statement of Cash Flows                                       3
            Notes                                                        4-6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           7-15


Part II - Other Information

  Item 1.  Legal Proceedings                                             15

  Item 2.  Changes in Securities                                         15

  Item 3.  Defaults Upon Senior Securities                               15

  Item 4.  Submission of Matters to a Vote of Security Holders          15-16

  Item 5.  Other Information                                             16

  Item 6.  Exhibits and Reports on Form 8-K                              16


  Signature                                                              17





FORWARD-LOOKING STATEMENTS In addition to the historical information contained throughout this interim report, there are forward-looking statements that reflect management's expectations for the future. These statements relate to the Company's strategy, sources of liquidity and capital expenditures. Many factors could cause actual results to differ materially from these statements. These factors include: the actions of both current and potential new competitors, changes in the amount or timing of anticipated investments by the firm, fundamentally cyclical financial markets, the nature of the Company's revenues and expenses, evolving industry regulation, rapid changes in technology, customer trading patterns, and the myriad domestic and international political and economic factors that affect securities markets and therefore may influence the behavior of the individual investor.

                                        Part I - FINANCIAL INFORMATION
                              Item 1.  Condensed Consolidated Financial Statements


                                         THE CHARLES SCHWAB CORPORATION
                                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                     (In thousands, except per share amounts)
                                                  (Unaudited)
                                                                    Three Months Ended          Six Months Ended
                                                                        June 30,                   June 30,
                                                                   1996           1995         1996         1995
                                                                   ----           ----         ----         ----
Revenues
    Commissions                                                  $261,149      $179,245      $502,062      $330,192
    Mutual fund service fees                                       75,384        51,601       144,219        97,840
    Interest revenue, net of interest expense(1)                   62,405        49,639       121,349        95,687
    Principal transactions                                         73,119        52,739       134,753        96,035
    Other                                                          19,726         9,494        36,181        19,817
- -------------------------------------------------------------------------------------------------------------------
Total                                                             491,783       342,718       938,564       639,571
- -------------------------------------------------------------------------------------------------------------------
Expenses Excluding Interest
    Compensation and benefits                                     200,481       139,184       396,189       262,345
    Communications                                                 44,346        30,097        87,300        56,460
    Occupancy and equipment                                        33,117        27,309        63,093        50,829
    Commissions, clearance and floor brokerage                     21,773        19,252        41,306        34,851
    Depreciation and amortization                                  23,353        14,558        48,104        28,692
    Advertising and market development                             17,844        12,295        40,047        23,193
    Professional services                                          10,210        10,202        23,645        15,849
    Other                                                          21,960        16,534        40,511        30,684
- -------------------------------------------------------------------------------------------------------------------
Total                                                             373,084       269,431       740,195       502,903
- -------------------------------------------------------------------------------------------------------------------
Income before taxes on income                                     118,699        73,287       198,369       136,668
Taxes on income                                                    48,604        28,868        81,331        53,873
- -------------------------------------------------------------------------------------------------------------------
Net Income                                                       $ 70,095      $ 44,419      $117,038      $ 82,795
===================================================================================================================
Weighted-average number of common and
    common equivalent shares outstanding(2)                       179,250       178,127       179,069       177,144
===================================================================================================================
Per Share
  Primary Earnings per Share                                     $    .39      $    .25      $    .65      $    .47
===================================================================================================================
  Fully Diluted Earnings per Share                               $       .39   $       .25   $    .65      $    .47
===================================================================================================================
Dividends Declared per Common Share                              $      .040   $      .030   $   .080      $   .060
===================================================================================================================

(1)   Interest revenue is presented net of interest expense.  Interest expense for the three months ended
      June 30, 1996 and 1995 was $101,152 and $87,666, respectively.  Interest expense for the six months ended
      June 30, 1996 and 1995 was $200,161 and $166,869, respectively.

(2)   Amounts shown are used to calculate primary earnings per share.

See Notes to Condensed Consolidated Financial Statements.

                                           THE CHARLES SCHWAB CORPORATION

                                        CONDENSED CONSOLIDATED BALANCE SHEET
                                           (In thousands, except share data)
                                                                                        June 30,           December 31,
                                                                                          1996                 1995
                                                                                          ----                 ----
                                                                                      (Unaudited)
                                                                                      -----------
Assets
Cash and equivalents (including resale agreements of $27,000 in 1996
    and $250,000 in 1995)                                                             $   615,236           $   429,298
Cash and investments required to be segregated under Federal or other regulations (including resale agreements of $4,126,464 in 1996
    and $4,384,298 in 1995)                                                             5,168,759             5,426,619
Receivable from brokers, dealers and clearing organizations                               153,538               141,916
Receivable from customers (less allowance for doubtful accounts
    of $4,401 in 1996 and $3,700 in 1995)                                               4,665,322             3,946,295
Securities owned - at market value                                                        135,612               113,522
Equipment, office facilities and property (less accumulated depreciation
    and amortization of $239,699 in 1996 and $212,035 in 1995)                            279,768               243,472
Intangible assets (less accumulated amortization of $168,600 in 1996
    and $162,358 in 1995)                                                                  74,602                80,863
Other assets                                                                              121,163               170,023
- ------------------------------------------------------------------------------------------------------------------------
Total                                                                                 $11,214,000           $10,552,008
========================================================================================================================

Liabilities and Stockholders' Equity
Drafts payable                                                                        $   157,082           $   212,961
Payable to brokers, dealers and clearing organizations                                    610,790               581,226
Payable to customers                                                                    9,057,056             8,551,996
Accrued expenses and other                                                                331,724               326,785
Long-term debt (including current maturities)                                             300,084               246,146
- ------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                      10,456,736             9,919,114
- ------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Preferred stock - 9,940,000 shares authorized; $.01 par value per share; none issued
    Common stock - 500,000,000 shares authorized in 1996 and 200,000,000 shares authorized in 1995; $.01 par value per share; 178,459,416 shares
        issued in 1996 and 1995                                                             1,785                 1,785
    Additional paid-in capital                                                            191,291               180,302
    Retained earnings                                                                     623,696               520,532
    Treasury stock - 3,367,825 shares in 1996 and 4,427,255 shares in 1995,
         at cost                                                                          (41,948)              (50,968)
    Unearned ESOP shares                                                                   (6,589)               (9,397)
    Unamortized restricted stock compensation                                              (8,604)               (7,074)
    Foreign currency translation adjustment                                                (2,367)               (2,286)
- ------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                757,264               632,894
- ------------------------------------------------------------------------------------------------------------------------
Total                                                                                 $11,214,000           $10,552,008
========================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                        THE CHARLES SCHWAB CORPORATION

                                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (In thousands)
                                                 (Unaudited)
                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                    1996                   1995
                                                                                    ----                   ----
Cash flows from operating activities
Net income                                                                      $ 117,038              $  82,795
    Noncash items included in net income:
        Depreciation and amortization                                              48,104                 28,692
        Deferred income taxes                                                      (1,844)                  (236)
        Other                                                                      13,651                 10,242
    Change in securities owned - at market value                                  (22,090)               (29,707)
    Change in other assets                                                         50,710                 17,021
    Change in accrued expenses and other                                           15,949                 35,994
- -----------------------------------------------------------------------------------------------------------------
Net cash provided before change in customer-related balances                      221,518                144,801
- -----------------------------------------------------------------------------------------------------------------
Change in customer-related balances (excluding the effects of business acquired):
    Payable to customers                                                          503,871                731,510
    Receivable from customers                                                    (719,446)               (40,154)
    Drafts payable                                                                (56,688)                12,026
    Payable to brokers, dealers and clearing organizations                         29,387                135,551
    Receivable from brokers, dealers and clearing organizations                   (11,214)               (22,004)
    Cash and investments required to be segregated under
       Federal or other regulations                                               259,392               (832,058)
- -----------------------------------------------------------------------------------------------------------------
Net change in customer-related balances                                             5,302                (15,129)
- -----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         226,820                129,672
- -----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
Purchase of equipment, office facilities and property - net                       (78,976)               (42,879)
Cash payments for business acquired                                                (3,709)               (48,292)
- -----------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                             (82,685)               (91,171)
- -----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from long-term debt                                                       54,000                 20,000
Purchase of treasury stock                                                         (1,024)
Dividends paid                                                                    (13,983)               (10,296)
Other                                                                               2,894                  6,372
- -----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          41,887                 16,076
- -----------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and equivalents                               (84)                  (492)
- -----------------------------------------------------------------------------------------------------------------

Increase in cash and equivalents                                                  185,938                 54,085
Cash and equivalents at beginning of period                                       429,298                380,616
- -----------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                           $ 615,236              $ 434,701
=================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                 THE  CHARLES  SCHWAB  CORPORATION

                       NOTES  TO  CONDENSED
                      CONSOLIDATED  FINANCIAL
                            STATEMENTS
                            (Unaudited)

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements include The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company). CSC is a holding company engaged, through its subsidiaries, in securities brokerage and related investment services. CSC's principal operating subsidiary, Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer with a network of over 230 branch offices and four regional customer telephone service centers. Another subsidiary, Mayer & Schweitzer, Inc. (M&S), a market maker in Nasdaq securities, provides trade execution services to broker-dealers, including Schwab, and institutional customers.
    These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Stockholders, which are incorporated by reference in the Company's 1995 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996.
    Prior periods' financial statements have been reclassified to conform to the 1996 presentation.

Statement of Financial Accounting Standard No. 121

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121 - Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of the new standard did not have an effect on the Company's financial position, results of operations, earnings per share or cash flows.

SFAS No. 123

    Effective January 1, 1996, the Company adopted SFAS No. 123 - Accounting for Stock-Based Compensation. The new standard establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Under the new standard, the Company may either adopt the new fair value-based accounting method or continue using the intrinsic value-based method under Accounting Principles Board
(APB) Opinion No. 25 and provide pro forma disclosures of net income and earnings per share as if the accounting provision of the new standard had been adopted. The Company elected to continue to follow APB Opinion No. 25 and implement the disclosure requirements of the new standard. Such adoption did not have an effect on the Company's results of operations, earnings per share or cash flows.

SFAS No. 125

    On June 28, 1996, the Financial Accounting Standards Board issued SFAS No. 125 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, effective for transfers of financial assets made after December 31, 1996. This new statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Earlier adoption or retroactive application of this
statement  is not  permitted.   The  Company believes  that  the
effect of the adoption of SFAS No. 125 will not have a material effect on its financial position, results of operations, earnings per share or cash flows.

Commitments and Contingencies

    In the normal course of its margin lending activities, Schwab may be liable for the margin requirement of customer margin securities transactions.
    M&S has been named as one of thirty-three defendant market-making firms in a consolidated class action which is pending in Federal District Court in the Southern District of New York pursuant to an order of the Judicial Panel on Multidistrict
Litigation.   On  December  16,  1994,  the  plaintiffs   filed   a
consolidated amended complaint purportedly on behalf of certain persons who purchased or sold Nasdaq securities during the period May 1, 1989 through May 27, 1994. A second consolidated amended complaint was filed on August 22, 1995. The consolidated complaint does not set forth any specific conduct by M&S and does not request any specific amount of damages, although it requests that
the actual damages be trebled where  permitted  by  statute.    The
consolidated complaint generally alleges an illegal combination and conspiracy among the defendant market makers to fix and maintain the spreads between the bid and ask prices of Nasdaq securities. The ultimate outcome of this consolidated action cannot currently be determined.
    Schwab has been named as a defendant in eleven class action lawsuits filed in state courts in Minnesota, Illinois, New York, Louisiana, Texas, Florida and California. The class actions were filed between August 12, 1993 and November 17, 1995, and purport to be brought on behalf of customers of Schwab who purchased or sold securities for which Schwab received payments from the market
maker,  stock  dealer  or  other  third  party  who  executed   the
transaction. The complaints generally allege that Schwab failed to disclose and remit such payments to members of the class, and generally seek damages equal to the payments received by Schwab. On June 30, 1995, a class was certified in Civil District Court for the Parish of Orleans in Louisiana for Louisiana residents who purchased or sold securities through Schwab between February 1,
1985  and  February  1,   1995 for which Schwab  received  monetary
payments from the market maker or stock dealer who executed the transaction. The class certification was affirmed by the Louisiana
Court  of  Appeals  on February 29,  1996.  On  August  16,   1995,
another class was certified in Civil District Court for the Parish of Natchitoches in Louisiana for residents of all states who purchased or sold securities through Schwab since 1985 for which Schwab received monetary payments from the market maker or other third party who executed the transaction. Schwab has appealed this
class  certification  to  the  Louisiana  Court  of  Appeals.    On
October  11,   1995,  the  action filed in the  Fifteenth  Judicial
Circuit   Court  in  and  for  Palm  Beach  County,  Florida,   was
voluntarily  dismissed  by plaintiff.   On  April  19,   1996,  the
Minnesota Supreme Court unanimously upheld the dismissal of the three class actions filed against Schwab in the Fourth Judicial District Court, Hennepin County, Minnesota, finding that the claims asserted were preempted by federal law. The ultimate outcome of the remaining actions cannot currently be determined.
    There are other various lawsuits pending against the Company which, in the opinion of management, will be resolved with no material impact on the Company's financial position or results of operations.

Regulatory Requirements

   Schwab and M&S are subject to the SEC's Uniform Net Capital Rule and each compute net capital under the alternative method permitted by this Rule, which requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from customer transactions or a minimum dollar amount, which is based on the type of business conducted by the broker-dealer. The minimum dollar amount for both Schwab and M&S is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement. At June 30, 1996, Schwab's net capital was
$509 million (11% of aggregate debit balances), which was $413 million in excess of its minimum required net capital and
$269 million in excess of 5% of aggregate debit balances. At June 30, 1996, M&S' net capital was $15 million (523% of aggregate debit balances), which was $14 million in excess of its minimum required net capital.
     Schwab and ShareLink Limited, a subsidiary of ShareLink Investment Services plc, had portions of their cash and investments segregated for the exclusive benefit of customers at June 30, 1996, in accordance with applicable regulations. M&S had no such cash reserve requirement at June 30, 1996.

Cash Flow Information

     Certain information affecting the cash flows of the Company follows (in thousands):

                                     Six Months
                                       Ended
                                      June 30,
                                  1996         1995
                                  ----         ----
Income taxes paid               $ 52,811     $ 43,111
                                ========     ========
Interest paid:
 Customer cash
   balances                     $173,213     $151,147
 Long-term debt (including
   current maturities)             7,673        5,406
 Other                            14,995        8,429
                                --------     --------
Total interest paid             $195,881     $164,982
                                ========     ========

Subsequent Events

    On July 16, 1996, M&S and twenty-three other Nasdaq market makers entered into a Stipulation and Order resolving a civil complaint filed by the Department of Justice alleging violations of the federal antitrust laws in connection with certain customs and practices. Under the Stipulation, the parties agreed that the defendants would not engage in certain types of market making activities and would take specific steps to assure compliance with the agreement. No fines or damages were assessed. The Stipulation and Order is subject to approval by the United States District Court of the Southern District of New York, following a public hearing, and if that Court approves the Order, the complaint will be dismissed.
   On July 17, 1996, the Board of Directors increased the quarterly cash dividend from $.04 per share to $.05 per share payable August 15, 1996 to stockholders of record August 1, 1996.

Item 2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
           CONDITION  AND  RESULTS  OF  OPERATIONS

                              General

    The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide brokerage and related investment services to customers with 3.8 million active(a) accounts and assets that totaled $216.7 billion at June 30, 1996. With a network of over 230 branch offices, the Company's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is physically represented in 46 states, the Commonwealth of Puerto Rico and the United Kingdom. Mayer & Schweitzer, Inc. (M&S), a market maker in Nasdaq securities, provides trade execution services to broker-dealers and institutional customers.
    The Company remains focused on achieving profitable growth within several markets of the financial services industry - retail brokerage, mutual funds, support services for independent investment managers, equity securities market making, electronic brokerage and 401(k) defined contribution plans. The Company faces heavy competitive pressure in these markets from full commission and discount brokerage firms, as well as from mutual fund companies. Increasingly, competition has also come from banks, software development companies, insurance companies and others as they expand their product lines. The Company's strategy for increasing stockholder value while operating in this competitive environment includes several key elements, all of which reflect a focus on providing value to customers.
    First, Schwab continues to offer a broad range of products and services at prices that management believes represent superior value to customers. The Company has historically used varying levels of discount pricing, such as with its Mutual Fund
OneSource   (registered    trademark)    service,     to  enhance
the  value of its  products   and  services   and   support   its
efforts to gain market share. Management expects to continue aggressive use of discount pricing in the marketing of new products and services. Second, the Company's products and services are delivered through diverse and complementary customer service delivery systems including the branch office network, Schwab's regional customer telephone service centers, and electronic brokerage channels such as the SchwabLink(registered trademark) service for financial advisors, Telebroker(registered trademark) - Schwab's touchtone telephone trading service, and PC-based online services such as StreetSmart (registered trademark), e.Schwab(trademark) and SchwabNOW!(trademark) - Internet trading via Schwab's World Wide Web site. Another key element is the firm's ongoing investment in technology to provide fast and consistent customer service and reduce processing costs. The Company has traditionally been willing to be a forerunner in placing technology, such as Telebroker, e.Schwab and SchwabNOW!, in the hands of customers. Finally, the Company's nationwide advertising and marketing programs are designed to distinguish the Schwab brand as well as the Company's products and services. Management expects to continue to invest in all of these areas in order to position the Company for future expansion, and to enable customers to choose the type and level of service most appropriate to their investing activity.
    The Company's business, like that of other securities brokerage firms, is directly affected by the fluctuations in volumes and price levels that occur in fundamentally cyclical financial markets. Transaction-based revenues continue to represent a majority of the Company's revenues. Since these revenues are heavily influenced by fluctuations in the volume of securities transactions, it is not unusual for the Company to experience significant variations in quarterly revenue levels.

(a)  Accounts with balances or activity within the preceding twelve months.

   The Company actively manages its expenses in anticipation of and in response to changes in financial market conditions and customer trading patterns. Certain of the Company's expenses, including variable compensation, portions of communications, and commissions, clearance and floor brokerage vary directly with changes in financial performance or customer trading activity. Expenses relating to the level of temporary employees, contractors and overtime hours, professional services, advertising and market development, and travel and entertainment can be and are adjusted over the short term to help the Company achieve its financial objectives. Additionally, developmental spending (e.g., branch openings, product and service rollouts and technology enhancements) is discretionary and can be altered to reflect market conditions. Finally, certain expenses such as salaries and wages, occupancy and equipment, and depreciation and amortization do not vary directly, at least in the short term, with fluctuations in revenue or securities trading volumes. Given the nature of the Company's revenues and expenses, and the environmental factors discussed above, the Company's earnings and common stock price may be subject to significant volatility. The Company's results for any interim period are not necessarily indicative of results for a full year.
    In addition to the historical information contained throughout this interim report, the preceding forward-looking statements relating to the Company's strategy, as well as those that follow concerning sources of liquidity and capital expenditures, reflect management's expectations for the future. Many factors could cause actual results to differ materially from these statements. These factors include: the competitive environment, changes in the amount or timing of anticipated investments by the firm, fundamentally cyclical financial markets, the nature of the Company's revenues and expenses, evolving industry regulation, rapid changes in technology, customer trading patterns, and the myriad domestic and international political and economic factors that affect securities markets and therefore may influence the behavior of the individual investor.

                 Three Months Ended June 30, 1996
                  Compared To Three Months Ended
                           June 30, 1995

Summary

    Net income for the second quarter of 1996 totaled $70 million, up 58% from second quarter 1995 net income of $44 million. Earnings per share for the second quarter of 1996 increased 56% to $.39 per share from $.25 per share for the second quarter of 1995.
    Second quarter 1996 revenues were $492 million, up 43% from $343 million for the second quarter of 1995, due to increases in all revenue categories primarily resulting from higher trading volume and an increase in customer assets. The Company's ongoing strategy of placing technology in the hands of customers and providing customers with diverse delivery systems has facilitated the growth in electronic trading at Schwab. During the second quarter of 1996, customers averaged a total of 34,600 trades per day through electronic brokerage channels, an increase of 77% from the 19,500 average trades per day for the same period last year. Trades executed via Telebroker(registered trademark) and SchwabLink (registered trademark)averaged 14,900 and 7,800 per day, respectively, during the second quarter of 1996, compared to average daily trades of 8,900 and 5,000, respectively, for the same period last year.
    Assets in customer accounts totaled $216.7 billion at June 30, 1996, an increase of $63.6 billion, or 42%, from a year ago primarily due to increases in customers' equity securities of $25.1 billion, or 41%, to $87.0 billion, and increases in customer assets in Schwab's Mutual Fund Marketplace(registered trademark) of $24.6 billion, or 61%, to $65.0 billion. Customer assets in cash and money market funds at June 30, 1996 increased

$9.0 billion, or 27%, over the year-ago level to $42.2 billion. Schwab added 264,000 new customer accounts during the second quarter of 1996, an increase of 48% from the 178,800 new accounts added during the second quarter of 1995.
    Total operating expenses excluding interest during the second quarter of 1996 were $373 million, up 38% from $269 million for the second quarter of 1995, reflecting the Company's continued growth in staff, capacity expansion and investments in technology and advertising.
    The after-tax profit margin for the second quarter of 1996 was 14%, up from 13% for the second quarter of 1995. The annualized return on stockholders' equity for the second quarter of 1996 was 39%, up from 33% for the second quarter of 1995.

Commissions

    Commission revenues for the Company were $261 million for the second quarter of 1996, up $82 million, or 46%, from the second quarter of 1995. Schwab earns commissions when acting as an agent as opposed to principal transaction revenues when acting as a principal or a market maker.
    Commissions earned on retail agency trades, which exclude commissions from institutional customers such as corporations and specialists, comprised 97% and 96% of Schwab's total commissions for the second quarter of 1996 and 1995, respectively, and totaled $246 million on a daily average retail agency trade level of 54,100 in the second quarter of 1996, compared with commission revenues of $172 million on a daily average retail agency trade level of 36,200 for the comparable period in 1995.
    Schwab's total retail agency commission revenues increased 43% from the second quarter of 1995 as its customer base continued to grow and customer accounts in general were more active, as detailed in the following table:


- -------------------------------------------------------------------
                                          Three Months
                                             Ended
Retail Agency                               June 30,       Percent
Commission Revenues                      1996     1995     Change
- -------------------------------------------------------------------
Number of customer
 accounts that traded
 (in thousands)                           849      709         20%
Average transactions
 per account                             4.02     3.32         21
Total number of transactions
 (in thousands)                         3,409    2,352         45
Average commission per
 transaction                           $72.23   $73.08         (1)
Total commission
 revenues (in millions)                $  246   $  172         43
==================================================================

Note: The above table excludes customer transactions in Schwab's Mutual Fund OneSource(registered trademark) service.

Mutual Fund Service Fees

    Mutual fund service fees increased $24 million, or 46%, to $75 million in the second quarter of 1996 from the comparable period in 1995. The increase was primarily attributable to significant increases in customer assets in funds purchased through Schwab's Mutual Fund OneSource(registered trademark) service, and customer assets in Schwab's proprietary funds, collectively referred to as the SchwabFunds(registered trademark). Most of these fees are earned for record keeping and shareholder services provided to funds in the Mutual Fund OneSource service, and for transfer agent, shareholder and investment management services provided to proprietary money market funds.
    Customer assets held by Schwab that have been purchased through the Mutual Fund OneSource service, excluding SchwabFunds, totaled $33.5 billion at June 30, 1996, compared to $18.1 billion at June 30, 1995, an 85% increase. Customer assets invested in the SchwabFunds, substantially all of which are in money market funds, increased 32% to $36.3 billion at June 30, 1996 from $27.5 billion at June 30, 1995.

Interest Revenue, Net of Interest Expense

     Interest   revenue,   net  of  interest   expense,   increased
$12 million, or 26%, to $62 million from the prior year's second quarter as shown in the following table (in millions):

- -----------------------------------------------------------------
                                                  Three Months
                                                     Ended
                                                    June 30,
                                               1996          1995
- -----------------------------------------------------------------
Interest Revenue
Investments, customer-related                 $ 74           $ 71
Margin loans to customers                       84             61
Other                                            5              5
- -----------------------------------------------------------------
Total                                          163            137
- -----------------------------------------------------------------

Interest Expense
Customer cash balances                          87             79
Long-term debt (including
 current maturities)                             5              2
Other                                            9              6
- -----------------------------------------------------------------
Total                                          101             87
- -----------------------------------------------------------------

Interest Revenue, Net of
 Interest Expense                             $ 62           $ 50
=================================================================

    The increase in interest revenue, net of interest expense, from the prior year's second quarter was primarily due to higher levels of interest-earning assets - a $1.5 billion, or 53%, increase in average margin loans to customers and a $1.0 billion, or 22%, increase in average investment balances, partially offset by a higher level of funding sources - a $1.9 billion, or 31%, increase in interest-bearing customer cash balances, and a decrease in average net interest margin.
    Customer-related daily average balances, interest rates and average net interest margin for the second quarters of 1996 and 1995 are summarized in the following table (dollars in millions):

- -----------------------------------------------------------------------------------------
                                                                     Three Months Ended
                                                                          June 30,
                                                                    1996             1995
- -----------------------------------------------------------------------------------------
Interest-Earning Assets (customer-related):
Investments:
     Average balance outstanding                                  $5,655           $4,640
     Average interest rate                                         5.24%            6.11%
Margin loans to customers:
     Average balance outstanding                                  $4,483           $2,939
     Average interest rate                                         7.54%            8.38%
Average yield on interest-earning assets                           6.26%            6.99%
Funding Sources (customer-related
     and other):
Interest-bearing customer cash balances:
     Average balance outstanding                                  $8,079           $6,167
     Average interest rate                                         4.32%            5.13%
Other interest-bearing sources:
     Average balance outstanding                                  $  721           $  411
     Average interest rate                                         4.11%            4.27%
Average noninterest-bearing portion                               $1,338           $1,001
Average interest rate on funding sources                           3.74%            4.40%
Summary:
     Average yield on interest-earning assets                      6.26%            6.99%
     Average interest rate on funding sources                      3.74%            4.40%
- -----------------------------------------------------------------------------------------
Average net interest margin                                        2.52%            2.59%
=========================================================================================

Principal Transactions

    During  the  second  quarter  of  1996,  principal  transaction revenues increased $20 million, or 39%, from the comparable  period in  1995 to $73 million.  This increase was primarily due to higher trading  volume  handled by M&S, a significant participant  in  the
Nasdaq  market.  Nasdaq's  daily average share  volume  during  the second quarter of 1996 was 603 million shares, of which M&S handled approximately 8%.
    During 1994, the Department of Justice (DOJ) and the Securities
and  Exchange Commission (SEC) commenced investigations related  to the  activities of broker-dealers, including M&S, who act as market makers  in  Nasdaq securities.  The DOJ investigation has concluded
(See  Part  I - Financial Information, Item 1.,  Subsequent  Events
note).  On August 8, 1996, the SEC issued a report of its investigation and filed proceedings against the National Association of Securities Dealers, Inc. (NASD) for allegedly failing to enforce compliance with its rules and the federal
securities laws. Simultaneously, the NASD agreed to settle the proceedings, without admitting or denying the SEC's findings, by consenting to a censure and to certain remedial undertakings. No market makers in Nasdaq securities, including M&S, were named as parties in the proceedings, although the
SEC has stated that further enforcement proceedings are not precluded.
In addition, beginning in 1994, both the SEC and the NASD issued for comment certain proposed rules, which, if adopted, would  alter the  manner  in  which  orders related  to  Nasdaq  securities  are processed  and  would  introduce  new  market-wide  order  handling systems.  The forgoing rulemaking proposals, if approved, together
with  other  potential  regulatory  actions  and  improvements   in
technology, could impact the manner in which business is currently conducted in the Nasdaq market. These changes in market customs and practices could have a material adverse impact on M&S' revenues from principal transactions.

Expenses Excluding Interest

    Total operating expenses excluding interest for the second quarter of 1996 were $373 million, up 38% from $269 million for the second quarter of 1995. Compensation and benefits expense for the second quarter of 1996 increased $61 million, or 44%, to $200 million from the prior year's second quarter primarily due to increases in the number of employees and variable compensation. During the second quarters of 1996 and 1995, variable compensation represented 31% and 28%, respectively, of total compensation and benefits. At June 30, 1996, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of approximately 9,400 full-time employees, compared to approximately 7,300 at June 30, 1995. Compensation associated with temporary employees, contractors and overtime hours accounted for $20 million and $14 million of total compensation and benefits during the second quarters of 1996 and 1995, respectively.
    Communications expense increased $14 million, or 47%, to $44 million from the prior year's second quarter primarily due to higher customer trading and call volumes, which contributed to higher telephone, postage, and financial news and securities quotation services expenses.
    Depreciation and amortization expense increased $9 million, or 60%, to $23 million from the prior year's second quarter primarily due to the depreciation on recently acquired data processing equipment and the amortization of related software. In addition, a portion of the 1996 increase was due to the amortization of goodwill and other intangibles resulting from businesses acquired during the second half of 1995.
    The Company's effective income tax rate for the second quarter of 1996 was 40.9% compared to 39.4% for the comparable period in 1995.

                  Six Months Ended June 30, 1996
                   Compared to Six Months Ended
                           June 30, 1995

Summary

    Net income for the first half of 1996 totaled $117 million,  up
41%  from  first half of 1995 net income of $83 million.   Earnings
per share for the first half of 1996 increased 38% to $.65 per share from $.47 per share for the first half of 1995.
    Revenues for the first half of 1996 were $939 million, up 47% from $640 million for the first half of 1995, due to increases in all revenue categories primarily resulting from higher trading volume and an increase in customer assets.
    The Company's ongoing strategy of placing technology in the hands of customers and providing customers with diverse delivery systems has facilitated the growth in electronic trading at Schwab. During the first half of 1996, customers averaged a total of 33,400 trades per day through electronic brokerage channels, an increase of  81% from 18,500 average trades per day for the same period last
year.   Trades  executed  via Telebroker(registered trademark)
and SchwabLink(registered trademark) averaged 14,100 and 8,300 per day, respectively, during the first half of 1996, compared to average daily trades of 8,100 and 5,300, respectively, for the same period last year.
    Total operating expenses excluding interest during the first half of 1996 were $740 million, up 47% from $503 million for the first half of 1995, primarily resulting from additional staff to support the Company's continued growth and expansion, higher variable compensation and higher transaction-related expenses.
    The decrease in the after-tax profit margin from 13% for the first half of 1995 to 12% for the first half of 1996 reflects the Company's investment in ShareLink Investment Services plc and development of the Company's 401(k) defined contribution plan offering to corporations. The annualized return on stockholders' equity for the first half of 1996 was 34%, up from 32% for the first half of 1995.

Commissions

    Commission revenues for the Company were $502 million for the first half of 1996, up $172 million, or 52%, from the first half of 1995.
    Commissions earned on retail agency trades, which exclude commissions from institutional customers such as corporations and specialists, comprised 97% and 96% of Schwab's total commissions for the first half of 1996 and 1995, respectively, and totaled $472 million on a daily average retail agency trade level of 52,300 in the first half of 1996, compared with commission revenues of $317 million on a daily average retail agency trade level of 35,400 for the comparable period in 1995.
    Total retail agency commission revenues increased 49% from the first half of 1995 as Schwab's customer base continued to grow and customer accounts in general were more active, as detailed in the following table:


- --------------------------------------------------------------------
                                          Six Months
                                             Ended
Retail Agency                               June 30,       Percent
Commission Revenues                      1996     1995     Change
- --------------------------------------------------------------------
Number of customer
 accounts that traded
 (in thousands)                        1,267    1,044          21%
Average transactions
 per account that traded                5.21     4.23          23
Total number of transactions
 (in thousands)                        6,596    4,420          49
Average commission per
 transaction                          $71.58   $71.68           0
Total commission
 revenues (in millions)               $  472   $  317          49
====================================================================
Note:  The above table excludes customer transactions in Schwab's
       Mutual Fund OneSource(registered trademark) service.

    During the first half of 1996, the Company added 509,000 new accounts, an increase of 48% from 344,000 new accounts added in the first half of 1995.

Interest Revenue, Net of Interest Expense

     Interest   revenue,   net  of  interest   expense,   increased
$25 million, or 27%, to $121 million from the prior year's first six months as shown in the following table (in millions):


- -----------------------------------------------------------------
                                                   Six Months
                                                     Ended
                                                    June 30,
                                               1996          1995
- -----------------------------------------------------------------
Interest Revenue
Investments, customer-related                  $149          $133
Margin loans to customers                       161           120
Other                                            11            10
- -----------------------------------------------------------------
Total                                           321           263
- -----------------------------------------------------------------

Interest Expense
Customer cash balances                          173           151
Long-term borrowings                              9             5
Other                                            18            11
- -----------------------------------------------------------------
Total                                           200           167
- -----------------------------------------------------------------
Interest Revenue, Net of
 Interest Expense                              $121          $ 96
=================================================================

    The increase in interest revenue, net of interest expense, for the first half of 1996 was primarily due to higher levels of interest-earning assets - a $1.4 billion, or 47%, increase in average margin loans to customers and a $1.2 billion, or 27%, increase in average investment balances, partially offset by a higher level of funding sources - a $1.9 billion or 32% increase in interest-bearing customer cash balances, and a decrease in average net interest margin.
    Customer-related daily average balances, interest rates, and average net interest margin for the first six months of 1996 and 1995 are summarized in the following table (dollars in millions):

- -----------------------------------------------------------------------------------------
                                                                       Six Months Ended
                                                                          June 30,
                                                                    1996             1995
- -----------------------------------------------------------------------------------------
Earning Assets (customer-related):
Investments:
     Average balance outstanding                                  $5,646           $4,459
     Average interest rate                                         5.32%            6.03%
Margin loans to customers:
     Average balance outstanding                                  $4,255           $2,904
     Average interest rate                                         7.60%            8.32%
Average yield on earning assets                                    6.30%            6.93%
Funding Sources (customer-related
     and other):
Interest-bearing customer cash balances:
     Average balance outstanding                                  $7,935           $6,025
     Average interest rate                                         4.39%            5.04%
Other interest-bearing sources:
     Average balance outstanding                                  $  660           $  377
     Average interest rate                                         4.18%            4.23%
Average noninterest-bearing portion                               $1,306           $  961
Average interest rate on funding sources                           3.80%            4.34%
Summary:
     Average yield on earning assets                               6.30%            6.93%
     Average interest rate on funding sources                      3.80%            4.34%
- -----------------------------------------------------------------------------------------
Average net interest margin                                        2.50%            2.59%
=========================================================================================

Principal Transactions

    Principal transaction revenues increased $39 million, or 40%, from prior year's first half to $135 million. This increase was due to higher trading volume handled by M&S and higher revenues relating to specialist posts.

Mutual Fund Service Fees

    The changes in mutual fund service fees between the six-month periods are generally attributable to the changes described in the comparisons between the three-month periods.

Expenses Excluding Interest

   The changes in expenses excluding interest between the six-month periods are generally attributable to the changes described in the comparisons between the three-month periods, except for the fluctuations in advertising and market development expense. This expense increased $17 million, or 73%, to $40 million from the prior year's first half primarily due to increased print, direct mail and media advertisements relating to campaigns covering Mutual Fund OneSource(registered trademark). Additionally, IRA product offerings, as well as new product and service offerings such as e.Schwab(trademark) and the Company's rollout of the 401(k) defined contribution plan offering to corporations also contributed to the increase.
    The Company's effective income tax rate for the first half of 1996 was 41.0% compared to 39.4% for the same period in 1995.

                  Liquidity and Capital Resources

Liquidity

Schwab

     Liquidity needs relating to customer trading and margin borrowing activities are met primarily through cash balances in customer accounts, which totaled $8.8 billion at June 30, 1996, up 5% from the December 31, 1995 level of $8.4 billion. Earnings from Schwab's operations are the primary source of liquidity for capital expenditures and investments in new services, marketing and technology. Management believes that customer cash balances and operating earnings will continue to be  the  primary  sources of liquidity for Schwab in the future.
    To  manage  Schwab's regulatory capital position, CSC  provides
Schwab with a $250 million subordinated revolving credit facility maturing in September 1997, of which $215 million was outstanding at June 30, 1996. At quarter end, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from CSC maturing in 1998. Borrowings under these subordinated lending arrangements qualify as regulatory capital for Schwab.
     For use in its brokerage operations, Schwab maintains uncommitted unsecured bank credit lines totaling $495 million. Schwab used such borrowings for five days during the first six months of 1996, with the daily amounts borrowed averaging $52 million. These lines were unused at June 30, 1996.

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

CSC

    CSC's liquidity needs are generally met through cash generated by its subsidiaries. Schwab and M&S are subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations would prohibit Schwab and M&S from repaying subordinated borrowings to CSC, paying cash dividends, or making any unsecured advances or loans to their parent or employees if such payment would result in net capital of less than 5% of their aggregate debit balances or less than 120% of their minimum dollar amount requirement of $1 million. At June 30, 1996, Schwab had $509 million of net capital (11% of aggregate debit balances), which was $413 million in excess of its minimum required net capital. At June 30, 1996, M&S had $15 million of net capital (523% of aggregate debit balances), which was $14 million in excess of its minimum required net capital. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs and maintaining Schwab's and M&S' net capital.
    CSC has individual liquidity needs that arise from its issued and outstanding $294 million Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, common stock repurchases and acquisitions. The Medium-Term Notes have maturities ranging from 1996 to 2005 and fixed interest rates ranging from 4.95% to 7.72% with interest payable semiannually.
    CSC has a prospectus supplement covering the issuance of up to $140 million in Senior or Senior Subordinated Medium-Term Notes, Series A pursuant to a registration statement filed with the SEC. At June 30, 1996, $56 million in securities remained unissued under this registration statement.
    In June 1996, CSC renewed its $250 million committed unsecured credit facility with a group of nine banks to June 1997. The funds are available for general corporate purposes. CSC pays a commitment fee on the unused balance. The terms of this facility require CSC to maintain a minimum level of stockholders' equity and Schwab and M&S to maintain minimum levels of net capital, as defined. This facility has never been used.
    See "Commitments and Contingencies" note in Part I - Financial Information, Item 1., Notes to Condensed Consolidated Financial Statements.

Cash Flows and Capital Resources

    Net income plus depreciation and amortization was $165 million for the first six months of 1996, up 48% from $111 million for the first six months of 1995. During the first six months of 1996, the Company invested $79 million in various capital expenditures, including $33 million for an office building to be used for the expansion of its operations and $46 million for equipment and office facilities relating to the continued enhancement of data processing and telecommunications systems and the opening of eight new branch offices. As has been the case recently, capital expenditures will vary from period to period as business conditions change.
    The Company issued $54 million in Medium-Term Notes during the first six months of 1996.
    During the first six months of 1996, the Company paid common stock cash dividends totaling $14 million, up from $10 million paid during the first six months of 1995. In July 1996, the Board of Directors increased the quarterly cash dividend from $.04 per share to $.05 per share.
    The Company monitors both the relative composition and absolute level of its financial capital. The Company's stockholders' equity at June 30, 1996 totaled $757 million. In addition, the Company had long-term debt (including current maturities) of $300 million that bears interest at a weighted-average rate of 6.32%. These borrowings, together with the Company's equity, provided total financial capital of $1.1 billion at June 30, 1996, up
$178  million,  or  20%  from  the  December  31,  1995  level   of
$879 million.

PART  II  -  OTHER  INFORMATION

Item 1.  Legal Proceedings

     The legal proceedings discussed in Notes to Condensed Consolidated Financial Statements, under "Commitments and Contingencies" and "Subsequent Events" in Part I - Financial Information, Item 1., as well as in "Principal Transactions" in Management's Discussion and Analysis in Part I, Item 2., are incorporated herein by reference.

Item 2.  Changes in Securities

   None.

Item 3.  Defaults Upon Senior Securities

   None.

Item 4.  Submission of Matters to a Vote of Security Holders

    At the Company's Annual Meeting of Stockholders held on May 6, 1996, its stockholders voted upon the following proposals:

Proposal I - Election of Ten Directors:
- --------------------------------------

                                     Shares        Shares
                                      For          Against
                                      ---          -------
Charles R. Schwab                 156,488,063     5,420,026
Lawrence J. Stupski               156,495,193     5,412,896
David S. Pottruck                 156,263,068     5,645,021
Nancy H. Bechtle                  156,495,148     5,412,941
C. Preston Butcher                156,495,073     5,413,016
Donald G. Fisher                  156,512,840     5,395,249
Anthony M. Frank                  156,481,307     5,426,782
James R. Harvey                   156,503,980     5,404,109
Stephen T. McLin                  156,486,019     5,422,070
Roger O. Walther                  156,459,539     5,448,550

    There were no abstentions or broker non-votes with respect to the election of directors.

Proposal II - Increase in the authorized number of shares of Common
- -------------------------------------------------------------------
Stock - Approval of the increase in the number of authorized shares
- -----
of common stock from 200 million to 500 million.


       Shares          Shares                     Broker
        For            Against     Abstentions   Non-Votes
        ---            -------     -----------   ---------
     136,097,689      24,995,328      752,072      63,000

Proposal III - Amendment to the 1992 Stock Incentive Plan - Approval
- ---------------------------------------------------------
of Amendment to the 1992 Stock Incentive Plan to provide that each nonemployee director receive an annual, automatic option grant covering
(a) 2,500 shares of common stock if the exercise price, determined as of the grant date, is less than $35, or (b) 1,500 shares of common stock if the exercise price, determined as of the grant date, is $35 or more.


       Shares          Shares                     Broker
        For            Against     Abstentions   Non-Votes
        ---            -------     -----------   ---------
     148,657,578      11,188,420     1,399,091     663,000

Proposal  IV  -  Amendments  to  the Certificate  of  Incorporation -
- -------------------------------------------------------------------
Approval of Amendments to the Certificate of Incorporation to (a) classify the Board of Directors into three classes; (b) provide that directors may be removed only for cause and only with approval of the holders of at least 80% of the voting power of the Company;
(c) provide that any vacancy on the Board shall be filled by the remaining directors then in office, even if the remaining directors constitute less than a quorum; (d) require that stockholder action be taken only at a duly called annual meeting or special meeting of stockholders and prohibit stockholder action by written consent;
(e) provide that advance notice of stockholder nominations for the election of directors and the introduction of business to be considered at a meeting shall be given as set forth in the Bylaws;
(f) eliminate cumulative voting; and (g) require the concurrence of the holders of at least 80% of the voting power of the Company to alter, amend or repeal, or to adopt any provision inconsistent with, the foregoing amendments.


       Shares          Shares                     Broker
        For            Against     Abstentions   Non-Votes
        ---            -------     -----------   ---------
     104,012,051      33,923,515    1,112,959   22,859,564

   A total of 161,908,089 shares were present in person or by proxy at the Annual Meeting.


Item 5.  Other Information

   None.

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q.


Exhibit
Number                                Exhibit
- ------                                -------

 3.5 Restated Certificate of Incorporation, as amended May 6, 1996, of the Registrant.

 3.6        Bylaws, as amended May 6, 1996, of the Registrant.

10.158 Credit Agreement dated June 28, 1996 between the Registrant and the banks listed therein.

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




                                 THE  CHARLES  SCHWAB  CORPORATION
                                            (Registrant)




Date:  August 13, 1996                /s/ Steven L. Scheid
       ---------------            --------------------------------
                                          Steven L. Scheid
                                    Executive Vice President and
                                      Chief Financial Officer