Form 10-Q
period 1996-09-30
SCHWAB CHARLES CORP
filed 1996-11-13
CIK 316709

UNITED  STATES
                    SECURITIES  AND  EXCHANGE  COMMISSION
                          Washington, D.C.  20549


                                FORM  10-Q


            QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                  OF  THE  SECURITIES  EXCHANGE  ACT  OF 1934



For the quarterly period ended September 30, 1996  Commission file number 1-9700



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

                  175,172,568 shares of $.01 par value Common Stock
                          Outstanding on November 1, 1996

                         THE  CHARLES  SCHWAB  CORPORATION

                           Quarterly Report on Form 10-Q
                      For the Quarter Ended September 30, 1996

                                        Index
                                                                     Page
                                                                     ----

Part I - Financial Information

  Item 1. Condensed Consolidated Financial Statements:

              Statement of Income                                       1
              Balance Sheet                                             2
              Statement of Cash Flows                                   3
              Notes                                                    4-6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         7-16

Part II - Other Information

  Item 1. Legal Proceedings                                             16

  Item 2. Changes in Securities                                         16

  Item 3. Defaults Upon Senior Securities                               16

  Item 4. Submission of Matters to a Vote of Security Holders           16

  Item 5. Other Information                                             16

  Item 6. Exhibits and Reports on Form 8-K                             16-17


Signature                                                               18




FORWARD-LOOKING STATEMENTS In addition to the historical information contained throughout this interim report, there are forward-looking statements that reflect management's expectations for the future. These statements relate to the Company's strategy, sources of liquidity and capital expenditures. Many factors could cause actual results to differ materially from these statements. These factors include, but are not limited to: management's decisions regarding the amount or timing of anticipated investments by the Company; the effect of customer trading patterns on Company revenues; changes in technology, which can result in obsolescence of existing equipment and/or significant investments in new technology; evolving industry regulation; pricing, product and service decisions by competitors; and changes in revenue due to cyclical securities markets and interest rates. The Company disclaims any obligation to update its forward-looking statements.

                                               Part I - FINANCIAL INFORMATION
                                     Item 1.  Condensed Consolidated Financial Statements


                                               THE CHARLES SCHWAB CORPORATION

                                         CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                          (In thousands, except per share amounts)
                                                       (Unaudited)
                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                     September 30,
                                                        1996             1995             1996             1995
                                                        ----             ----             ----             ----
Revenues
    Commissions                                    $   210,110      $   206,831      $   712,172      $   537,023
    Mutual fund service fees                            80,295           58,745          224,514          156,585
    Interest revenue, net of interest expense(1)        63,966           55,180          185,315          150,867
    Principal transactions                              57,403           51,985          192,156          148,020
    Other                                               18,265           12,820           54,446           32,637
-----------------------------------------------------------------------------------------------------------------
Total                                                  430,039          385,561        1,368,603        1,025,132
-----------------------------------------------------------------------------------------------------------------

Expenses Excluding Interest
    Compensation and benefits                          171,656          161,456          567,845          423,801
    Communications                                      40,170           34,214          127,470           90,674
    Occupancy and equipment                             33,177           28,233           96,270           79,062
    Commissions, clearance and floor brokerage          18,695           22,877           60,001           57,728
    Depreciation and amortization                       24,231           17,773           72,335           46,465
    Advertising and market development                  16,464           10,888           56,511           34,081
    Professional services                               10,761           10,666           34,406           26,515
    Other                                               18,388           21,396           58,899           52,080
-----------------------------------------------------------------------------------------------------------------
Total                                                  333,542          307,503        1,073,737          810,406
-----------------------------------------------------------------------------------------------------------------

Income before taxes on income                           96,497           78,058          294,866          214,726
Taxes on income                                         39,429           30,837          120,760           84,710
-----------------------------------------------------------------------------------------------------------------

Net Income                                         $    57,068      $    47,221      $   174,106      $   130,016
=================================================================================================================

Weighted-average number of common and
    common equivalent shares outstanding(2)            179,588          179,688          179,244          178,001
=================================================================================================================

Primary/Fully Diluted Earnings per Share           $       .32      $       .26      $       .97      $       .73
=================================================================================================================

Dividends Declared per Common Share                $       .05      $       .04      $       .13      $       .10
=================================================================================================================

(1)  Interest revenue is presented net of interest expense.  Interest expense for the three months ended
     September 30, 1996 and 1995 was $107,522 and $94,039, respectively.  Interest expense for the nine months ended September 30, 1996 and 1995 was $307,683 and $260,908, respectively.

(2)  Amounts shown are used to calculate primary earnings per share.


See Notes to Condensed Consolidated Financial Statements.

                                          THE CHARLES SCHWAB CORPORATION

                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                         (In thousands, except share data)
                                                                               September 30,     December 31,
                                                                                   1996             1995
                                                                                   ----             ----
                                                                                (Unaudited)
                                                                                -----------
Assets
Cash and equivalents                                                         $     664,585      $     454,996
Cash and investments required to be segregated under
    Federal or other regulations (including resale agreements
    of $4,946,546 in 1996 and $4,409,869 in 1995)                                6,219,276          5,426,619
Receivable from brokers, dealers and clearing organizations                        170,496            141,916
Receivable from customers - net                                                  4,495,467          3,946,295
Securities owned - at market value                                                 147,965            113,522
Equipment, office facilities and property - net                                    289,153            243,472
Intangible assets - net                                                             72,346             80,863
Other assets                                                                        87,917            144,325
-------------------------------------------------------------------------------------------------------------

Total                                                                        $  12,147,205      $  10,552,008
=============================================================================================================

Liabilities and Stockholders' Equity
Drafts payable                                                               $     153,909      $     212,961
Payable to brokers, dealers and clearing organizations                             875,963            581,226
Payable to customers                                                             9,692,231          8,551,996
Accrued expenses and other                                                         316,973            326,785
Long-term debt (including current maturities)                                      293,965            246,146
-------------------------------------------------------------------------------------------------------------
Total liabilities                                                               11,333,041          9,919,114
-------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Preferred stock - 9,940,000 shares authorized; $.01 par value per share; none issued
    Common stock - 500,000,000 shares authorized in 1996 and 200,000,000 shares authorized in 1995; $.01 par value per share; 178,459,416
        shares issued in 1996 and 1995                                               1,785              1,785
    Additional paid-in capital                                                     195,661            180,302
    Retained earnings                                                              672,006            520,532
    Treasury stock - 3,108,149 shares in 1996 and 4,427,255 shares in 1995,
         at cost                                                                   (39,580)           (50,968)
    Unearned ESOP shares                                                            (5,318)            (9,397)
    Unamortized restricted stock compensation                                       (8,571)            (7,074)
    Foreign currency translation adjustment                                         (1,819)            (2,286)
-------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                         814,164            632,894
-------------------------------------------------------------------------------------------------------------

Total                                                                        $  12,147,205      $  10,552,008
=============================================================================================================


See Notes to Condensed Consolidated Financial Statements.

                                 THE CHARLES SCHWAB CORPORATION

                          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (In thousands)
                                           (Unaudited)
                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                             1996                 1995
                                                                             ----                 ----
Cash flows from operating activities
Net income                                                            $    174,106          $    130,016
    Noncash items included in net income:
        Depreciation and amortization                                       72,335                46,465
        Deferred income taxes                                               (2,425)               (3,310)
        Other                                                               19,703                15,275
    Change in securities owned - at market value                           (34,443)              (42,071)
    Change in other assets                                                  58,871                28,840
    Change in accrued expenses and other                                     3,851                76,211
---------------------------------------------------------------------------------------------------------
Net cash provided before change in customer-related balances               291,998               251,426
---------------------------------------------------------------------------------------------------------

Change in customer-related balances (excluding the effects of businesses acquired):
    Payable to customers                                                 1,137,124             1,113,323
    Receivable from customers                                             (550,237)             (616,895)
    Drafts payable                                                         (60,080)               36,723
    Payable to brokers, dealers and clearing organizations                 294,213               142,047
    Receivable from brokers, dealers and clearing organizations            (27,352)              (19,934)
    Cash and investments required to be segregated under
       Federal or other regulations                                       (789,611)             (672,478)
---------------------------------------------------------------------------------------------------------
Net change in customer-related balances                                      4,057               (17,214)
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  296,055               234,212
---------------------------------------------------------------------------------------------------------

Cash flows from investing activities
Purchase of equipment, office facilities and property - net               (110,642)              (94,087)
Cash payments for businesses acquired, net of cash received                 (3,709)              (68,113)
---------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                     (114,351)             (162,200)
---------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from long-term debt                                                64,000                40,000
Repayment of long-term debt                                                (16,000)
Dividends paid                                                             (22,740)              (17,261)
Other                                                                        2,701                 7,110
---------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                   27,961                29,849
---------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and equivalents                        (76)                 (654)
---------------------------------------------------------------------------------------------------------

Increase in cash and equivalents                                           209,589               101,207
Cash and equivalents at beginning of period                                454,996               401,031
---------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                 $    664,585          $    502,238
=========================================================================================================


See Notes to Condensed Consolidated Financial Statements.

                      THE  CHARLES  SCHWAB  CORPORATION

                             NOTES  TO  CONDENSED
                            CONSOLIDATED  FINANCIAL
                                 STATEMENTS
                                 (Unaudited)


Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company). CSC is a holding company engaged, through its subsidiaries, in securities brokerage and related investment services. CSC's principal operating subsidiary, Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer with a network of 235 branch offices and four regional customer telephone service centers. Another subsidiary, Mayer & Schweitzer, Inc. (M&S), a market maker in Nasdaq securities, provides trade execution services to broker-dealers, including Schwab, and institutional customers.
     These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Stockholders, which are incorporated by reference in the Company's 1995 Annual Report on Form 10-K, and the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 1996 and June 30, 1996.
     Prior periods' financial statements have been reclassified to conform to the 1996 presentation.

Statement of Financial Accounting Standards No. 121

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new standard requires that long-lived assets and certain identifiable intangibles to be held and used by or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of the new standard did not have an effect on the Company's financial position, results of operations, earnings per share or cash flows.

Statement of Financial Accounting Standards No. 123

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

Statement of Financial Accounting Standards No. 125

     On June 28, 1996, the Financial Accounting Standards Board issued SFAS No. 125 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, effective for transfers of financial assets made after December 31, 1996. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The adoption of the new standard will not have an effect on the Company's financial position, results of operations, earnings per share or cash flows.

Commitments and Contingencies

     In the normal course of its margin lending activities, Schwab may be liable for the margin requirement of customer margin securities transactions.
     M&S has been named as one of thirty-three defendant market-making firms in a consolidated class action which is pending in Federal District Court in the Southern District of New York pursuant to an order of the Judicial Panel on Multidistrict Litigation. On December 16, 1994, the plaintiffs filed a consolidated amended complaint purportedly on behalf of certain persons who purchased or sold Nasdaq securities during the period May 1, 1989 through May 27, 1994. A second consolidated amended complaint was filed on August 22, 1995. The consolidated complaint does not set forth any specific conduct by M&S and does not request any specific amount of damages, although it requests that the actual damages be trebled where permitted by statute. The consolidated complaint generally alleges an illegal combination and conspiracy among the defendant market makers to fix and maintain the spreads between the bid and ask prices of Nasdaq securities.
The ultimate outcome of this consolidated action cannot currently be determined.
     Between August 12, 1993 and November 17, 1995, Schwab was named as a defendant in eleven class action lawsuits, seven of which are still pending in state courts in Illinois, New York, Louisiana, Texas and California.
The class actions purport to be brought on behalf of customers of Schwab who purchased or sold securities for which Schwab received payments from the market maker, stock dealer or other third party who executed the transaction. The complaints generally allege that Schwab failed to disclose and remit such payments to members of the class, and generally seek damages equal to the payments received by Schwab. On June 30, 1995, a class was certified in Civil District Court for the Parish of Orleans in Louisiana for Louisiana residents who purchased or sold securities through Schwab between February 1, 1985 and February 1, 1995 for which Schwab received monetary payments from the market maker or stock dealer who executed the transaction. The class certification was affirmed by the Louisiana Court of Appeals on February 29, 1996. On August 16, 1995, another class was certified in Civil District Court for the Parish of Natchitoches in Louisiana for residents of all states who purchased or sold securities through Schwab since 1985 for which Schwab received monetary payments from the market maker or other third party who executed the transaction. Schwab has appealed this class certification to the Louisiana Court of Appeals. On October 17, 1996, the class action filed in New York state court was dismissed by the New York Court of Appeals on the ground that the claims asserted were preempted by federal law. The ultimate outcome of the remaining actions cannot currently be determined.
     There are other various lawsuits pending against the Company which, in the opinion of management, will be resolved with no material impact on the Company's financial position or results of operations.

Regulatory Requirements

     Schwab and M&S are subject to the SEC's Uniform Net Capital Rule and each compute net capital under the alternative method permitted by this Rule, which requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from customer transactions or a minimum dollar amount, which is based on the type of business conducted by the broker-dealer. The minimum dollar amount for both Schwab and M&S is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement. At September 30, 1996, Schwab's net capital was $548 million (12% of aggregate debit balances), which was $454 million in excess of its minimum required net capital and $313 million in excess of 5% of aggregate debit balances. At September 30, 1996, M&S' net capital was $11 million
(391% of aggregate debit balances), which was $10 million in excess of its minimum required net capital.
     Schwab and ShareLink Limited, a subsidiary of ShareLink Investment Services plc, had portions of their cash and investments segregated for the exclusive benefit of customers at September 30, 1996, in accordance with applicable regulations. M&S had no such cash reserve requirement at September 30, 1996.

Cash Flow Information

     Certain information affecting the cash flows of the Company follows (in thousands):

                                                           Nine Months
                                                              Ended
                                                           September 30,
                                                          1996       1995
                                                          ----       ----

Income taxes paid                                      $106,249   $ 61,895
                                                       ========   ========
Interest paid:
 Customer cash balances                                $266,695   $234,381
 Long-term debt (including
  current maturities)                                    16,733     11,221
 Other                                                   22,979     13,687
                                                       --------   --------
Total interest paid                                    $306,407   $259,289
                                                       ========   ========

Subsequent Events

     On November 1, 1996, the SEC declared effective CSC's registration statement covering the issuance of up to an additional $150 million in Senior or Senior Subordinated Medium-Term Notes, Series A, bringing the aggregate principal amount of such notes available to be issued to $196 million.
     From October 15, 1996 through November 5, 1996, the Company repurchased and recorded as treasury stock a total of 700,000 shares of its common stock for $17 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                  General

     The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide brokerage and related investment services to customers with 3.9 million active(a) accounts and assets that totaled
$231.6 billion at September 30, 1996. CSC's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer with a network of 235 branch offices in 46 states, the Commonwealth of Puerto Rico and the United Kingdom. Mayer & Schweitzer, Inc. (M&S), a market maker in Nasdaq securities, provides trade execution services to broker-dealers and institutional customers.
     The Company remains focused on achieving profitable growth within several areas of the financial services industry - retail brokerage, mutual funds, support services for independent investment managers, equity securities market-making, electronic brokerage and 401(k) defined contribution plans.
The Company faces heavy competitive pressure in these areas from full commission and discount brokerage firms, as well as from mutual fund companies. Increasingly, competition has also come from banks, software development companies, insurance companies and others as they expand their product lines. The Company's strategy for increasing stockholder value while operating in this competitive environment includes several key elements, all of which reflect a focus on providing value to customers.
     First, the Company offers a broad range of products and services at prices that management believes represent superior value to customers. The Company uses varying levels of discount pricing, such as with its Mutual Fund OneSource (registered trademark) service, to enhance the value of its products and services, and support its efforts to gain market share.
Management expects to continue aggressive use of discount pricing in the marketing of new products and services. Second, the Company's products and services are delivered through diverse and complementary customer service delivery systems including the branch office network, Schwab's regional customer telephone service centers and electronic brokerage channels.
The electronic brokerage channels include the SchwabLink (registered trademark) service for financial advisors, TeleBroker (registered trademark) - Schwab's touchtone telephone trading service - and PC-based online services such as StreetSmart (registered trademark), e.Schwab (trademark) and SchwabNOW! (trademark) - Internet trading via Schwab's World Wide Web site. Third, the Company is broadening the ways in which it helps investors achieve their goals by using the branch office network to assist newer investors in developing asset allocation strategies and narrowing down their investment choices. Branch staff are also matching investors that need additional guidance with independent fee-based investment managers through the Schwab AdvisorSource (trademark) service.
     Another key element is the Company's ongoing investment in technology to provide fast and consistent customer service, and reduce processing costs.
The Company is a forerunner in placing technology in the hands of customers.
A few examples include TeleBroker, e.Schwab, SchwabNOW! and VoiceBroker (trademark). VoiceBroker was introduced in the third quarter of 1996 as the first telephone-based service that uses voice recognition technology to provide individual investors with real-time quotes. Finally, the Company's nationwide advertising and marketing programs are designed to distinguish the Schwab brand as well as the Company's products and services. Management expects to continue to invest in these areas in order to position the

-----
(a)  Accounts with balances or activity within the preceding twelve months.

Company for future expansion, and to enable customers to choose the type and level of service most appropriate to their investing activity.
     The Company's business, like that of other securities brokerage firms, is directly affected by the fluctuations in securities trading volumes and price levels that occur in fundamentally cyclical financial markets. Transaction-based revenues continue to represent a majority of the Company's revenues. Since these revenues are heavily influenced by fluctuations in the volume of securities transactions, it is not unusual for the Company to experience significant variations in quarterly revenue levels.
     The Company adjusts its expenses in anticipation of and in response to changes in financial market conditions and customer trading patterns. Certain of the Company's expenses, including variable compensation, portions of communications, and commissions, clearance and floor brokerage vary directly with changes in financial performance or customer trading activity. Expenses relating to the level of temporary employees, contractors and overtime hours, professional services, advertising and market development, and travel and entertainment are adjustable over the short term to help the Company achieve its financial objectives. Additionally, developmental spending (e.g., branch openings, product and service rollouts, and technology enhancements) is discretionary and can be altered to reflect market conditions. However, a significant portion of the Company's expenses such as salaries and wages, occupancy and equipment, and depreciation and amortization do not vary directly, at least in the short term, with fluctuations in revenue or securities trading volumes. Given the nature of the Company's revenues and expenses, and the environmental factors discussed above, the Company's earnings and common stock price may be subject to significant volatility.
The Company's results for any interim period are not necessarily indicative of results for a full year.
     In addition to the historical information contained throughout this interim report, the preceding forward-looking statements relating to the Company's strategy, as well as those that follow concerning sources of liquidity and capital expenditures, reflect management's expectations for the future. Many factors could cause actual results to differ materially from these statements. These factors include, but are not limited to:
management's decisions regarding the amount or timing of anticipated investments by the Company; the effect of customer trading patterns on Company revenues; changes in technology, which can result in obsolescence of existing equipment and/or significant investments in new technology; evolving industry regulation; pricing, product and service decisions by competitors; and changes in revenue due to cyclical securities markets and interest rates. The Company disclaims any obligation to update its forward-looking statements.

                 Three Months Ended September 30, 1996
                    Compared To Three Months Ended
                         September 30, 1995

Summary

     Net income for the third quarter of 1996 totaled $57 million, up 21% from third quarter 1995 net income of $47 million. Earnings per share for the third quarter of 1996 increased 23% to $.32 per share from $.26 per share for the third quarter of 1995.
     Third quarter 1996 revenues were $430 million, up 12% from $386 million for the third quarter of 1995, mainly due to increases in asset-based revenues such as mutual fund service fees and net interest revenue. The Company's strategy of placing technology in the hands of customers and providing diverse service delivery systems has facilitated growth in electronic trading at Schwab. During the third quarter of 1996, customers averaged a total of 31,600 trades per day through electronic brokerage channels, an increase of 36% from the 23,300 average trades per day for the same period last year. Trades executed via TeleBroker (registered trademark) and SchwabLink (registered trademark) averaged 11,500 and 8,400 per day, respectively, during the third quarter of 1996, compared to average daily trades of 10,900 and 5,700, respectively, for the same period last year.
     Assets in customer accounts totaled $231.6 billion at September 30, 1996, an increase of $62.0 billion, or 37%, from a year ago. Customers' equity securities increased $23.0 billion to $93.1 billion, and customer assets in Schwab's Mutual Fund Marketplace (registered trademark) increased $22.7 billion to $69.2 billion. In addition, customer assets in cash and money market funds increased $9.9 billion to $45.3 billion. Schwab added 217,000 new customer accounts during the third quarter of 1996, an increase of 32% from the 164,000 new accounts added during the third quarter of 1995.
     Total operating expenses excluding interest during the third quarter of 1996 were $334 million, up 8% from $308 million for the third quarter of 1995, primarily resulting from additional staff to support the Company's growth and expansion, as well as investments in technology and advertising.
     The after-tax profit margin for the third quarter of 1996 was 13%, up from 12% for the third quarter of 1995. The annualized return on stockholders' equity for the third quarter of 1996 was 29%, down from 32% for the third quarter of 1995.

Commissions

     Commission revenues for the Company were $210 million for the third quarter of 1996, up $3 million, or 2%, from the third quarter of 1995.
Schwab earns commissions when acting as an agent as opposed to principal transaction revenues when acting as a principal or a market maker.
     Commissions earned on retail agency trades, which exclude commissions from institutional customers such as corporations and specialists, constituted 96% of Schwab's total commissions, and were $194 million for both the third quarter of 1996 and 1995. The daily average retail agency trades were 45,000 in the third quarter of 1996, compared with 41,100 for the comparable period in 1995. Although Schwab's customer base continued to grow and customer accounts in general were more active, total retail agency commission revenues were essentially unchanged due to a decline in average commission per transaction, as detailed in the table below. Average commission per transaction declined due to a higher proportion of trades placed through electronic channels, which provide additional commission discounts from Schwab's standard rates, and a decrease in the average principal value per transaction.

-----------------------------------------------------------------------------
                                                 Three Months
                                                    Ended
Retail Agency                                     September 30,       Percent
Commission Revenues                             1996        1995      Change
-----------------------------------------------------------------------------

Number of customer
 accounts that traded (in thousands)             773         720        7%
Average transactions per account that traded    3.73        3.59        4
Total number of transactions (in thousands)    2,883       2,588       11
Average commission per transaction            $67.46      $74.85      (10)
Total commission revenues (in millions)       $  194      $  194        0
=============================================================================
Note: The above table excludes customer transactions in Schwab's Mutual Fund OneSource (registered trademark) service.

Mutual Fund Service Fees

     Mutual fund service fees increased $22 million, or 37%, to $80 million in the third quarter of 1996 from the comparable period in 1995. The increase was primarily attributable to significant increases in customer assets in funds purchased through Schwab's Mutual Fund OneSource (registered trademark) service, and customer assets in Schwab's proprietary funds, collectively referred to as the SchwabFunds (registered trademark).
Most of these fees are earned for record keeping and shareholder services provided to funds in the Mutual Fund OneSource (registered trademark) service, and for transfer agent, shareholder and investment management services provided to proprietary money market funds.
     Customer assets held by Schwab that have been purchased through the Mutual Fund OneSource service, excluding SchwabFunds (registered trademark), totaled $36.1 billion at September 30, 1996, compared to $21.8 billion at September 30, 1995, a 66% increase. Customer assets invested in the SchwabFunds increased 33% to $39.2 billion at September 30, 1996 from $29.5 billion at September 30, 1995.

Interest Revenue, Net of Interest Expense

     Interest revenue, net of interest expense, increased $9 million, or 16%, to $64 million from the prior year's third quarter as shown in the following table (in millions):

---------------------------------------------------------------------------
                                                       Three Months Ended
                                                          September 30,
                                                         1996      1995
---------------------------------------------------------------------------

Interest Revenue
Investments, customer-related                            $ 76      $  76
Margin loans to customers                                  87         68
Other                                                       9          5
---------------------------------------------------------------------------
Total                                                     172        149
---------------------------------------------------------------------------

Interest Expense
Customer cash balances                                     94         84
Long-term debt (including current maturities)               5          3
Other                                                       9          7
---------------------------------------------------------------------------
Total                                                     108         94
---------------------------------------------------------------------------
Interest Revenue, Net of Interest Expense                $ 64      $  55
===========================================================================

     The increase in interest revenue, net of interest expense, from the prior year's third quarter was primarily due to higher levels of interest-earning assets - a $1.3 billion, or 39%, increase in average margin loans to customers and a $.5 billion, or 10%, increase in average investment balances, partially offset by a higher level of funding sources - a $1.6 billion, or 23%, increase in interest-bearing customer cash balances, and a decrease in average net interest margin.
     Customer-related daily average balances, interest rates and average net interest margin for the third quarters of 1996 and 1995 are summarized in the following table (dollars in millions):

---------------------------------------------------------------------------
                                                       Three Months Ended
                                                          September 30,
                                                       1996          1995
---------------------------------------------------------------------------
Interest-Earning Assets (customer-related):
Investments:
  Average balance outstanding                         $5,693        $5,188
  Average interest rate                                5.30%         5.95%
Margin loans to customers:
  Average balance outstanding                         $4,603        $3,306
  Average interest rate                                7.55%         8.31%
Average yield on interest-earning assets               6.30%         6.86%
Funding Sources (customer-related and other):
Interest-bearing customer cash balances:
  Average balance outstanding                         $8,493        $6,891
  Average interest rate                                4.39%         4.95%
Other interest-bearing sources:
  Average balance outstanding                         $  747        $  497
  Average interest rate                                4.51%         4.65%
Average noninterest-bearing portion                   $1,056        $1,106
Average interest rate on funding sources               3.95%         4.29%
Summary:
  Average yield on interest-earning assets             6.30%         6.86%
  Average interest rate on funding sources             3.95%         4.29%
---------------------------------------------------------------------------
Average net interest margin                            2.35%         2.57%
===========================================================================

Principal Transactions

     During the third quarter of 1996, principal transaction revenues increased $5 million, or 10%, from the comparable period in 1995 to $57 million. This increase was primarily due to higher average revenue per principal transaction from market-making activities in Nasdaq securities handled by M&S, a significant participant in the Nasdaq market. This increase in average revenue per principal transaction was partially offset by a decrease in M&S' trading volume. Nasdaq's daily average share volume during the third quarter of 1996 was 502 million shares, of which M&S handled approximately 7%, down from 8% during the third quarter of 1995.
     During 1994, the Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) commenced investigations related to the activities of broker-dealers, including M&S, who act as market makers in Nasdaq securities. On July 16, 1996, M&S and twenty-three other Nasdaq market makers entered into a Stipulation and Order resolving a civil complaint filed by the DOJ alleging violations of the federal antitrust laws in connection with certain customs and practices. Under the Stipulation, the parties agreed that the defendants would not engage in certain types of market-making activities and would take specific steps to assure compliance with the agreement. No fines or damages were assessed. The Stipulation and Order is subject to approval by the United States District Court of the Southern District of New York, following a public hearing, and if that Court approves the Order, the complaint will be dismissed. On August 8, 1996, the SEC issued a report of its investigation and filed proceedings against the National Association of Securities Dealers, Inc.
(NASD) for allegedly failing to enforce compliance with its rules and the federal securities laws. Simultaneously, the NASD agreed to settle the proceedings, without admitting or denying the SEC's findings, by consenting to a censure and to certain remedial undertakings. No market makers in Nasdaq securities, including M&S, were named as parties in the proceedings, although the SEC has stated that further enforcement proceedings are not precluded.
In August 1996, the SEC adopted certain new rules and rule amendments which will alter the manner in which orders related to both Nasdaq and listed securities will be handled. These rules are scheduled to become effective in January 1997, and could have a material adverse impact on M&S' revenues from principal transactions. In addition, the SEC has also issued for comment certain proposed rules by the NASD which, if adopted, would introduce a new system for processing orders in the Nasdaq market. The proposed NASD rules, if adopted, and other potential regulatory actions and improvements in technology, could impact the manner in which business is currently conducted in the Nasdaq market. These changes in market customs and practices could have a material adverse impact on M&S' revenues from principal transactions.

Expenses Excluding Interest

     The only expense category that had a significant dollar fluctuation for the third quarter of 1996 as compared to the third quarter of 1995 was compensation and benefits expense as described below.
     Compensation and benefits expense for the third quarter of 1996 increased $10 million, or 6%, to $172 million from the prior year's third quarter primarily due to an increase in salaries and wages resulting from a larger number of employees, partially offset by a decrease in variable compensation. During the third quarters of 1996 and 1995, variable compensation represented 24% and 28%, respectively, of total compensation and benefits. At September 30, 1996, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of approximately 9,600 full-time employees, compared to approximately 8,400 at September 30, 1995. Compensation for temporary employees, contractors and overtime hours accounted for $19 million and $20 million of total compensation and benefits during the third quarters of 1996 and 1995, respectively.
     The Company's effective income tax rate for the third quarter of 1996 was 40.9% compared to 39.5% for the comparable period in 1995.

                        Nine Months Ended September 30, 1996
                            Compared to Nine Months Ended
                                 September 30, 1995

Summary

     Net income for the first nine months of 1996 totaled $174 million, up 34% from the first nine months of 1995 net income of $130 million. Earnings per share for the first nine months of 1996 increased 33% to $.97 per share from $.73 per share for the first nine months of 1995.
     Revenues for the first nine months of 1996 were $1.4 billion, up 34% from $1.0 billion for the first nine months of 1995, due to increases in all revenue categories primarily resulting from higher trading volume and an increase in customer assets.
     During the first nine months of 1996, customers averaged a total of 32,800 trades per day through electronic brokerage channels, an increase of 63% from the 20,100 average trades per day for the same period last year. Trades executed via TeleBroker (registered trademark) and SchwabLink (registered trademark) averaged 13,200 and 8,300 per day, respectively, during the first nine months of 1996, compared to average daily trades of 9,000 and 5,400, respectively, for the same period last year.
     Total operating expenses excluding interest during the first nine months of 1996 were $1.1 billion, up 32% from $810 million for the first nine months of 1995, primarily resulting from additional staff to support the Company's growth and expansion, investments in technology and advertising, and higher communications expense.
     For the first nine months of both 1996 and 1995, the after-tax profit margin and annualized return on stockholders' equity were 13% and 32%, respectively.

Commissions

     Commission revenues for the Company were $712 million for the first nine months of 1996, up $175 million, or 33%, from the first nine months of 1995.
     Commissions earned on retail agency trades constituted 96% of Schwab's total commissions for the first nine months of 1996 and 1995, and totaled $667 million on a daily average retail agency trade level of 49,900 in the first nine months of 1996, compared with commission revenues of $510 million on a daily average retail agency trade level of 36,700 for the comparable period in 1995.
     Total retail agency commission revenues increased 31% from the first nine months of 1995 as Schwab's customer base continued to grow and customer accounts in general were more active. These factors were partially offset by a decline in average commission per transaction, as detailed in the table below. Average commission per transaction declined due to a higher proportion of trades placed through electronic channels, which provide additional commission discounts from Schwab's standard rates.

-----------------------------------------------------------------------------
                                                  Nine Months
                                                     Ended
Retail Agency                                     September 30,       Percent
Commission Revenues                             1996        1995      Change
-----------------------------------------------------------------------------

Number of customer
 accounts that traded (in thousands)            1,550       1,326       17%
Average transactions per account that traded     6.12        5.29       16
Total number of transactions (in thousands)     9,479       7,008       35
Average commission per transaction             $70.33      $72.81       (3)
Total commission revenues (in millions)        $  667      $  510       31
=============================================================================
Note: The above table excludes customer transactions in Schwab's Mutual Fund OneSource (registered trademark) service.

     During the first nine months of 1996, Schwab added 726,000 new customer accounts, an increase of 43% from the 508,000 new accounts added in the first nine months of 1995.

Interest Revenue, Net of Interest Expense

     Interest revenue, net of interest expense, increased $34 million, or 23%, to $185 million from the prior year's first nine months as shown in the following table (in millions):

---------------------------------------------------------------------------
                                                         Nine Months
                                                            Ended
                                                         September 30,
                                                       1996         1995
---------------------------------------------------------------------------

Interest Revenue
Investments, customer-related                         $ 225        $ 209
Margin loans to customers                               248          188
Other                                                    20           15
---------------------------------------------------------------------------
Total                                                   493          412
---------------------------------------------------------------------------

Interest Expense
Customer cash balances                                  267          235
Long-term debt (including current maturities)            14            9
Other                                                    27           17
---------------------------------------------------------------------------
Total                                                   308          261
---------------------------------------------------------------------------

Interest Revenue, Net of Interest Expense             $ 185        $ 151
===========================================================================

     The increase in interest revenue, net of interest expense, for the first nine months of 1996 was primarily due to higher levels of interest-earning assets - a $1.3 billion, or 44%, increase in average margin loans to customers and a $1.0 billion, or 20%, increase in average investment balances, partially offset by a higher level of funding sources - a $1.8 billion, or 29%, increase in interest-bearing customer cash balances, and a decrease in average net interest margin.
     Customer-related daily average balances, interest rates and average net interest margin for the first nine months of 1996 and 1995 are summarized in the following table (dollars in millions):

---------------------------------------------------------------------------
                                                         Nine Months Ended
                                                           September 30,
                                                        1996           1995
---------------------------------------------------------------------------
Interest-Earning Assets (customer-related):
Investments:
  Average balance outstanding                          $5,662         $4,701
  Average interest rate                                 5.31%          6.00%
Margin loans to customers:
  Average balance outstanding                          $4,371         $3,038
  Average interest rate                                 7.58%          8.31%
Average yield on interest-earning assets                6.30%          6.91%
Funding Sources (customer-related and other):
Interest-bearing customer cash balances:
  Average balance outstanding                          $8,122         $6,312
  Average interest rate                                 4.39%          5.01%
Other interest-bearing sources:
  Average balance outstanding                          $  725         $  446
  Average interest rate                                 4.42%          4.51%
Average noninterest-bearing portion                    $1,186         $  981
Average interest rate on funding sources                3.87%          4.35%
Summary:
  Average yield on interest-earning assets              6.30%          6.91%
  Average interest rate on funding sources              3.87%          4.35%
----------------------------------------------------------------------------
Average net interest margin                             2.43%          2.56%
============================================================================

Principal Transactions

     Principal transaction revenues increased $44 million, or 30%, from prior year's first nine months to $192 million. This increase was due to higher trading volume handled by M&S and higher revenues relating to specialist posts.

Mutual Fund Service Fees

     The change in mutual fund service fees between the nine-month periods is generally attributable to the change described in the comparison between the three-month periods.

Expenses Excluding Interest

     Compensation and benefits expense increased $144 million, or 34%, to $568 million from the prior year's first nine months primarily due to an increase in salaries and wages resulting from a larger number of employees, and an increase in variable compensation.

     Communications expense increased $37 million, or 41%, to $127 million from the prior year's first nine months primarily due to higher trading and call volumes, which contributed to higher telephone, financial news and securities quotation services expenses, and postage expense. Total trades for the first nine months of 1996 were 16 million, up 41% from the same period last year.
     Depreciation and amortization expense increased $26 million, or 56%, to $72 million from the prior year's first nine months primarily due to depreciation on recently acquired data processing equipment and the amortization of related software.
     Advertising and market development expense increased $22 million, or 66%, to $57 million from the prior year's first nine months primarily due to increased direct mail, print and media advertisements relating to campaigns covering Mutual Fund OneSource (registered trademark). Additionally, IRA product offerings, as well as new product and service offerings such as e.Schwab (trademark) and the Company's rollout of the 401(k) defined contribution plan offering to corporations also contributed to the increase.
     The Company's effective income tax rate for the first nine months of 1996 was 41.0% compared to 39.5% for the same period in 1995.

                          Liquidity and Capital Resources

Liquidity

Schwab

     Liquidity needs relating to customer trading and margin borrowing activities are met primarily through cash balances in customer accounts, which totaled $9.5 billion at September 30, 1996, up 13% from the December 31, 1995 level of $8.4 billion. Earnings from Schwab's operations are the primary source of liquidity for capital expenditures and investments in new services, marketing and technology. Management believes that customer cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
     To manage Schwab's regulatory capital position, CSC provides Schwab with a $250 million subordinated revolving credit facility maturing in September 1998, of which $215 million was outstanding at September 30, 1996. At quarter end, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from CSC maturing in 1998. Borrowings under these subordinated lending arrangements qualify as regulatory capital for Schwab.
     For use in its brokerage operations, Schwab maintains uncommitted unsecured bank credit lines totaling $515 million. Schwab used such borrowings for five days during the first nine months of 1996, with the daily amounts borrowed averaging $52 million. These lines were unused at September 30, 1996.

M&S

     M&S' liquidity needs are generally met through earnings generated by its operations. The majority of M&S' assets are liquid, consisting primarily of marketable securities, receivables from brokers, dealers and clearing organizations, and cash and equivalents. M&S may borrow up to $35 million under a subordinated lending arrangement with CSC. At quarter end, M&S had outstanding borrowings of $4 million under this facility. These borrowings mature in December 1997. Borrowings under this arrangement qualify as regulatory capital for M&S.

CSC

     CSC's liquidity needs are generally met through cash generated by its subsidiaries. Schwab and M&S are subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations would prohibit Schwab and M&S from repaying subordinated borrowings to CSC, paying cash dividends, or making any unsecured advances or loans to their parent or employees if such payment would result in net capital of less than 5% of their aggregate debit balances or less than 120% of their minimum dollar amount requirement of $1 million. At September 30, 1996, Schwab had $548 million of net capital (12% of aggregate debit balances), which was $454 million in excess of its minimum required net capital. At September 30, 1996, M&S had $11 million of net capital (391% of aggregate debit balances), which was $10 million in excess of its minimum required net capital. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs and maintaining Schwab's and M&S' net capital.
     CSC has individual liquidity needs that arise from its issued and outstanding $288 million Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, common stock repurchases and acquisitions. The Medium-Term Notes have maturities ranging from 1996 to 2005 and fixed interest rates ranging from 4.95% to 7.72% with interest payable semiannually.
     At September 30, 1996, $46 million in Senior or Senior Subordinated Medium-Term Notes, Series A, remained unissued under CSC's registration statement with respect to such securities. On November 1, 1996, the SEC declared effective CSC's registration statement covering the issuance of up to an additional $150 million in Senior or Senior Subordinated Medium-Term Notes, Series A, bringing the aggregate principal amount of such notes available to be issued to $196 million.
     CSC may borrow under its $250 million committed unsecured credit facility with a group of nine banks through June 1997. The funds are available for general corporate purposes. CSC pays a commitment fee on the unused balance. The terms of this facility require CSC to maintain a minimum level of stockholders' equity and Schwab and M&S to maintain minimum levels of net capital, as defined. This facility has never been used.
     See "Commitments and Contingencies" note in Part I - Financial Information, Item 1., Notes to Condensed Consolidated Financial Statements.

Cash Flows and Capital Resources

     Net income plus depreciation and amortization was $246 million for the first nine months of 1996, up 40% from $176 million for the first nine months of 1995. During the first nine months of 1996, the Company invested $111 million in various capital expenditures, including $43 million for an office building to be used for the expansion of its operations and $68 million for equipment and office facilities relating to the continued enhancement of data processing and telecommunications systems and the opening of nine new branch offices. As has been the case recently, capital expenditures will vary from period to period as business conditions change.
     The Company issued $64 million and repaid $16 million in Medium-Term Notes during the first nine months of 1996.
     From October 15, 1996 through November 5, 1996, the Company repurchased and recorded as treasury stock a total of 700,000 shares of its common stock for $17 million. Currently, authorization granted by the Company's Board of Directors allows for the repurchase of an additional 200,000 shares.
     During the first nine months of 1996, the Company paid common stock cash dividends totaling $23 million, up from $17 million paid during the first nine months of 1995. In July 1996, the Board of Directors increased the quarterly cash dividend from $.04 per share to $.05 per share.
     The Company monitors both the relative composition and absolute level of its financial capital. The Company's stockholders' equity at September 30, 1996 totaled $814 million. In addition, the Company had long-term debt (including current maturities) of $294 million that bears interest at a weighted-average rate of 6.39%. These borrowings, together with the Company's equity, provided total financial capital of $1.1 billion at September 30, 1996, up $229 million, or 26% from the December 31, 1995 level of $879 million.

PART  II  -  OTHER  INFORMATION

Item 1. Legal Proceedings

     The legal proceedings discussed in Notes to Condensed Consolidated Financial Statements, under "Commitments and Contingencies" in Part I - Financial Information, Item 1., as well as in "Principal Transactions" in Management's Discussion and Analysis in Part I, Item 2., are incorporated herein by reference.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     Mr. James R. Harvey, who had been a member of the Company's Board of Directors since 1989, passed away on June 6, 1996. On October 24, 1996, Mr. Frank C. Herringer was elected to the Company's Board of Directors to fill the vacancy created by Mr. Harvey's death. Mr. Herringer will be considered for re-election by the stockholders at the 1999 Annual Meeting, along with the other directors holding three-year terms.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q.


----------------------------------------------------------------------------
Exhibit
 Number                                 Exhibit
----------------------------------------------------------------------------
  3.7        Third Restated Certificate of Incorporation, as  amended on
             May 6, 1996, of the Registrant.

  3.8        Second Restated Bylaws, as amended on July 17, 1996, of the
             Registrant.

 10.159 The Charles Schwab Corporation Executive Officer Stock Option Plan (1987), as amended September 17, 1996, with form of Non-Qualified Stock Option Agreement (Executive Officer Stock Option Plan (1987)) attached (supersedes Exhibit 10.9 to Registrant's Registration Statement No. 33-16192 on Form S-1).

 10.160 The Charles Schwab Corporation 1987 Stock Option Plan, as amended September 17, 1996, with form of Non-Qualified Stock Option Agreement (General Management Plan) attached (supersedes
             Exhibit 4.1 to Registrant's Registration Statement No. 33-21582 on Form S-8).

 10.161 The Charles Schwab Corporation 1992 Stock Incentive Plan, as amended September 17, 1996 (supersedes Exhibit 10.141 to Registrant's Form 10-Q for the quarter ended
             September 30, 1994).

 10.162 The Charles Schwab Corporation Deferred Compensation Plan, as amended September 17, 1996 (supersedes Exhibit 10.142 to Registrant's Form 10-Q for the quarter ended September 30, 1994).

 11.1        Computation of Earnings per Share.

 12.1        Computation of Ratio of Earnings to Fixed Charges.

 27.1        Financial Data Schedule (electronic only).
----------------------------------------------------------------------------

(b) Reports on Form 8-K

    On November 8, 1996, the Registrant filed a Current Report on Form 8-K relating to up to $196 million aggregate principal amount of debt securities issuable by the Registrant pursuant to Registration Statement Numbers 333-12727 and 33-61943 declared effective by the SEC on November 1, 1996 and August 18, 1995, respectively. Certain exhibits relating to Medium-Term Notes, Series A, issuable pursuant to the Registration Statements are contained in the Current Report.

                                 SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          THE  CHARLES  SCHWAB  CORPORATION
                                                       (Registrant)




Date:     November 13, 1996                /s/ Steven L. Scheid
        --------------------           -------------------------------
                                               Steven L. Scheid
                                          Executive Vice President and
                                             Chief Financial Officer