Form 10-K
period 1996-12-31
SCHWAB CHARLES CORP
filed 1997-03-28
CIK 316709

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996        COMMISSION FILE NUMBER 1-9700

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

      Title of each class              Name of each exchange on which registered
Common Stock - $0.01 par value         New York Stock Exchange, Inc.
                                       Pacific Exchange, Inc.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

As of March 13, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $4,210,149,060. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant and by the Charles Schwab Profit Sharing and Employee Stock Ownership Plan were deemed to be shares of Common Stock held by affiliates.

The number of shares of Common Stock outstanding as of March 13, 1997 was 176,254,174 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I and II of this Form 10-K incorporate certain information contained in the registrant's 1996 Annual Report to Stockholders by reference to portions of that document. Part III of this Form 10-K incorporates certain information contained in the registrant's definitive proxy statement for its annual meeting of stockholders to be held May 12, 1997 by reference to portions of that document.

                         THE CHARLES SCHWAB CORPORATION




                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1996

                            -----------------------

                                TABLE OF CONTENTS


Part I

Item 1.    Business   ...................................................................................     1
Item 2.    Properties    ................................................................................     9
Item 3.    Legal Proceedings   ..........................................................................     9
Item 4.    Submission of Matters to a Vote of Security Holders   ........................................     9
Item 4a.   Executive Officers of the Registrant   .......................................................     9

Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters   ......................     9
Item 6.    Selected Financial Data   ....................................................................     9
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations   ......    10
Item 8.    Financial Statements and Supplementary Data   ................................................    10
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   .......    10

Part III

Item 10.   Directors and Executive Officers of the Registrant   .........................................    10
Item 11.   Executive Compensation   .....................................................................    12
Item 12.   Security Ownership of Certain Beneficial Owners and Management   .............................    12
Item 13.   Certain Relationships and Related Transactions   .............................................    12

Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K   ............................    12
                 Exhibit Index   ........................................................................    14
                 Signatures   ...........................................................................    19
                 Index to Financial Statement Schedules   ...............................................   F-1

                         THE CHARLES SCHWAB CORPORATION

                                     PART I

ITEM 1. BUSINESS

     (a) General Development of Business. The Charles Schwab Corporation (CSC) was incorporated in 1986 and engages, through its subsidiaries, in securities brokerage and related financial services. As used herein, the "Company" refers to CSC and its subsidiaries. CSC's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer. Schwab was incorporated in 1971, and entered the discount brokerage business in 1974. Mayer & Schweitzer, Inc. (M&S), a subsidiary acquired in 1991, is a market maker in Nasdaq securities that provides trade execution services to broker-dealers and institutional customers.

     Other subsidiaries of CSC include Charles Schwab Investment Management, Inc. (CSIM), The Charles Schwab Trust Company (CSTC) and ShareLink. CSIM, incorporated in 1989, acts as the investment adviser for Schwab's proprietary mutual funds. The Company refers to certain funds for which CSIM is the investment adviser as the SchwabFunds (registered trademark). CSTC, incorporated in 1992, provides custody services for fee-compensated independent investment managers and serves as trustee for employee benefit plans, primarily 401(k) plans. ShareLink, acquired in 1995 to expand the Company's international operations, is a retail discount securities brokerage firm located in the United Kingdom.

     New developments in the Company's business during 1996 include broadening its offering of online brokerage services and expanding its retirement plan services. In addition, the Company is enhancing the ways in which it may help investors by using its branch office network to assist investors in developing asset allocation strategies and evaluating their investment choices. This assistance is directed to the new generation of investors who are currently entering their peak savings years, as well as the many individuals who are willing to assume greater control over their financial affairs.

     (b) Financial Information About Industry Segments. The Company operates in a single industry segment: securities brokerage and related financial services. Fees received from the Company's proprietary mutual funds represented approximately 12% of the Company's consolidated revenues in 1996. As of December 31, 1996, approximately 27% of Schwab's total customer accounts were located in California. The next highest geographic concentrations of total customer accounts were approximately 7% in New York and 6% in Texas.

     (c) Narrative Description of Business. The Company's strategy is to attract and retain customer assets by focusing on a number of areas within the financial services industry - retail brokerage, mutual funds, support services for independent investment managers, equity securities market-making, online brokerage and 401(k) defined contribution plans. To pursue its strategy and its objective of long-term profitable growth, the Company plans to continue to leverage its competitive advantages. These advantages include advertising and marketing programs that have created a national brand, a broad range of products and services, diverse delivery systems and an ongoing investment in technology.

     The Company's primary focus is serving retail investors, directly or through independent investment managers, who seek a wide selection of quality investment services at prices that, in most cases, are substantially lower than those of full-commission firms. The Company, through Schwab, serves over 4.0 million active customer accounts(a). Customer assets totaled $253.2 billion as of December 31, 1996.

     The Company, through M&S and Schwab, engages in market-making activities in Nasdaq and exchange-listed securities. New rules, regulatory actions, and changes in market customs and practices are significantly impacting these market-making activities. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1996 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report, and "Regulation" below.

     The Company's business, like that of other securities brokerage firms, is directly affected by the fluctuations in securities trading volumes and price levels that occur in fundamentally cyclical financial markets. Such fluctuations are affected by many national and international economic and political factors that cannot be predicted, including broad trends in business and finance, the availability of credit and capital, legislation and regulation affecting the United States and international business and financial communities, currency values, and the level and volatility of interest rates. Shifts in customer investment preferences or in customer usage of Schwab's diverse delivery systems could reduce transaction-based revenues, which include commission and principal transaction revenues. Since transaction-based revenues continue to represent a majority of the Company's revenues, the Company may experience significant variations in revenues from period to period.

     The Company adjusts its expenses in anticipation of and in response to changes in financial market conditions and customer trading patterns. Certain of the Company's expenses (including variable compensation, portions of communications, and commissions, clearance and floor brokerage) vary directly with changes in financial performance or customer trading activity. Expenses relating to the level of temporary employees, contractors, overtime hours, professional services, and advertising and market

-------------------
(a) Accounts with balances or activity within the preceding twelve months.

                         THE CHARLES SCHWAB CORPORATION


                               SOURCES OF REVENUES
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------------------
                                                1996                            1995                           1994
                                       -----------------------        ----------------------          ------------------------
   TYPE OF REVENUE                       AMOUNT       PERCENT          AMOUNT       PERCENT              AMOUNT     PERCENT
                                       -----------------------        ----------------------          ------------------------
Commissions
   Listed securities                   $  423,232        22.9%        $  356,069        25.1%         $  278,025        26.1%
   Nasdaq                                 393,882        21.3%           283,024        19.9%            169,236        15.9%
   Mutual funds                            70,805         3.8%            58,470         4.1%             59,949         5.6%
   Options                                 66,210         3.5%            53,333         3.8%             38,902         3.7%
------------------------------------------------------------------------------------------------------------------------------
COMMISSIONS                               954,129        51.5%           750,896        52.9%            546,112        51.3%
------------------------------------------------------------------------------------------------------------------------------
MUTUAL FUND SERVICE FEES                  311,067        16.8%           218,784        15.4%            156,812        14.7%

PRINCIPAL TRANSACTIONS                    256,902        13.9%           191,392        13.5%            162,595        15.3%

Interest revenue
   Investments, customer-related          316,760        17.1%           283,031        19.9%            168,485        15.8%
   Margin loans to customers              339,433        18.3%           264,025        18.6%            184,871        17.4%
   Other                                   24,667         1.4%            21,064         1.6%              9,588          .9%
Interest expense                         (425,872)      (23.0%)         (357,223)      (25.2%)          (198,236)      (18.6%)
------------------------------------------------------------------------------------------------------------------------------
INTEREST REVENUE, NET OF
   INTEREST EXPENSE                       254,988        13.8%           210,897        14.9%            164,708        15.5%
------------------------------------------------------------------------------------------------------------------------------
OTHER                                      73,836         4.0%            47,934         3.3%             34,370         3.2%
------------------------------------------------------------------------------------------------------------------------------
TOTAL                                  $1,850,922       100.0%        $1,419,903       100.0%         $1,064,597       100.0%
==============================================================================================================================


This table should be read in connection with the Company's consolidated financial statements and notes in the Company's 1996 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.

development are adjustable over the short term to help the Company achieve its financial objectives. Additionally, developmental spending (e.g., branch openings, product and service rollouts, and technology enhancements) is discretionary and can be altered in response to market conditions. However, a significant portion of the Company's expenses such as salaries and wages, occupancy and equipment, and depreciation and amortization do not vary directly, at least in the short term, with fluctuations in revenues or securities trading volumes. Given the nature of the Company's revenues and expenses, and the economic and competitive factors discussed in this report, the Company's earnings and common stock price may be subject to significant volatility. The Company's results for any period are not necessarily indicative of results for a future period.

     The table above sets forth on a comparative basis the Company's revenues for the three years ended December 31, 1996.


                                   COMPETITION

     The Company faces significant competition from full commission and discount brokerage firms, as well as mutual fund companies. Increasingly, competition has also come from banks, software development companies, insurance companies and others as they expand their product lines. A general trend of consolidation in financial services has

                         THE CHARLES SCHWAB CORPORATION

attracted new competitors and strengthened existing ones. Some of these competitors are larger, more diversified, have greater financial resources, and offer a wider range of services and financial products than the Company. Particularly as financial services and products proliferate, to the extent such competitors are able to attract and retain customers on the basis of the convenience of one-stop shopping, the Company's business or its ability to grow could be adversely affected. In many instances, the Company is competing with such organizations for the same customers. The Company primarily competes on the basis of quality, convenience, price of services and products offered, technological innovation and expertise, and breadth of product line.

     Most discount brokerage firms charge commissions lower than Schwab. Full-commission brokerage firms also offer discounted commissions to selected retail brokerage customers. Many brokerage firms employ substantial funds in advertising and direct solicitation of customers to increase their market share of commission dollars and other securities-related income. Such competition may negatively impact the Company's customer asset growth, revenue growth and profit margin.

                       ADVERTISING AND MARKETING PROGRAMS

     The Company's nationwide advertising and marketing programs are designed to distinguish the Schwab brand as well as its products and services. The Company's advertising and market development expense for the years ended December 31, 1996, 1995 and 1994 was $84 million, $53 million and $36 million, respectively. For the same years, new accounts opened were 985,000, 698,000 and 688,000, respectively. New account openings represent a significant portion of the growth in customer assets, which the Company believes is critical to growth in revenues. Accounts opened during 1996, 1995 and 1994 generated approximately 16%, 13% and 14% of total commission revenues during each of those years, respectively.

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

     In its advertising, as well as in promotional events such as press appearances, Schwab has promoted the name and likeness of its Chairman, Mr. Schwab. The Company has an agreement with Mr. Schwab by which he, subject to certain limitations, has assigned to the Company and Schwab all service mark, trademark, and trade name rights in his name (and variations thereon) and likeness.

                              PRODUCTS AND SERVICES

     The Company offers a broad range of products and services to meet customers' investment and financial needs at prices that management believes represent superior value.

     Accounts and Features. The Company offers the purchase and sale of securities which include Nasdaq and exchange-listed securities, options, mutual funds, variable annuities and fixed income investments, including United States Treasuries, zero-coupon bonds, listed and OTC corporate bonds, municipal bonds, GNMAs, unit investment trusts and CDs. If approved for margin transactions, a customer may borrow a portion of the price of certain securities purchased through Schwab, or may sell securities short. Customers must have specific approval to trade options; as of December 31, 1996, 205,000 accounts were so approved. To write uncovered options, customers must go through an additional approval process and must maintain a significantly higher level of equity in their brokerage accounts.

     Because Schwab does not pay interest on cash balances in basic brokerage accounts, it provides customers with an option to have cash balances in their accounts automatically swept into certain SchwabFunds (registered trademark) money market funds.

     A customer may receive additional services by qualifying for and opening a Schwab One (registered trademark) brokerage account. A customer may access available funds in his or her Schwab One account either with a personal check or a VISA debit card. When a Schwab One customer is approved for margin trading, the checks and debit card also provide access to margin cash available. For cash balances awaiting investment, Schwab pays interest to Schwab One customers at a discretionary rate of interest. Alternatively, Schwab One customers seeking tax-exempt income may elect to have cash balances swept into one of three tax-exempt SchwabFunds money market funds or a tax-exempt municipal trust (for Florida taxpayers only). During 1996, the number of active Schwab One accounts increased 29% to 966,000 accounts and the customer assets in all Schwab One accounts increased 42% to $114.7 billion.

     Customers who want to interact with Schwab through their computers may use e.Schwab (trademark), one of Schwab's flexible online brokerage services. A customer may open an e.Schwab account to place orders, receive account information and obtain real-time securities information, all online.

     Schwab acts as custodian, as well as broker, for Individual Retirement Accounts (IRAs). In Schwab IRAs, cash balances are swept daily into one of three SchwabFunds money market funds. During 1996, active IRAs increased 20% to 1,342,000 accounts and customer assets in all IRAs increased 35% to $65.4 billion. Schwab also acts as custodian and broker for Keogh accounts.

                         THE CHARLES SCHWAB CORPORATION

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

     Interest on margin loans to customers provides an important source of revenue to Schwab. During the year ended December 31, 1996, Schwab's outstanding margin loans to its customers averaged $4.5 billion.

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

     Schwab may use cash balances in customer accounts to extend margin credit to other customers. Pursuant to the requirements of Rule 15c3-3 of the Securities Exchange Act of 1934, the portion of such cash balances not used to extend margin credit (increased or decreased by certain other customer-related balances) must be held in segregated investment accounts. The balances in these segregated investment accounts must be invested in qualified interest-bearing securities. To the extent customer cash balances are available for use by Schwab at interest costs lower than Schwab's costs of borrowing from alternative sources (e.g., balances in Schwab One (registered trademark) brokerage accounts) or at no interest cost (e.g., balances in other accounts and outstanding checks that have not yet cleared Schwab's bank), Schwab's cost of funds is reduced and its net income is enhanced. Such interest savings contribute substantially to Schwab's profitability and, if a significant reduction of customer cash balances were to occur, Schwab's borrowings from other sources may have to increase and such profitability would decline. To the extent Schwab's customers elect to have cash balances in their brokerage accounts swept into certain SchwabFunds(registered trademark) money market funds, the cash balances available to Schwab for investments or for financing margin loans are reduced. However, Schwab receives mutual fund service fees from such funds based on the daily average invested balances.

     See also "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1996 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report, and "Regulation" below.

     Mutual Funds. At December 31, 1996, Schwab's Mutual Fund OneSource (registered trademark) service enabled customers to trade over 620 mutual funds in 70 well-known fund families without incurring transaction fees. The service is particularly attractive to investors who would otherwise execute mutual fund trades directly with multiple mutual fund companies to avoid brokerage transaction fees, and to achieve investment diversity among fund families. In addition, investors' record keeping, investment monitoring and tax reporting are simplified through consolidated statements. Fees received by Schwab for providing services, including record keeping and shareholder services, from the Mutual Fund OneSource program are based upon daily balances of customer assets invested in the participating funds through Schwab and are paid by the funds and/or fund sponsors. Customer assets held by Schwab that have been purchased through the Mutual Fund OneSource service, excluding Schwab's proprietary funds, totaled $39.2 billion at the end of 1996.

     Schwab's proprietary funds, collectively referred to as the SchwabFunds, include money market funds, equity funds, bond funds, asset allocation funds, which contain stocks, bonds and cash equivalents, and funds that primarily invest in stock, bond and money market funds. Schwab customers may elect to have cash balances in their brokerage accounts automatically invested in certain SchwabFunds money market funds. Customer assets invested in the SchwabFunds, substantially all of which are in money market funds, were $43.1 billion at the end of 1996. Fees received by the Company from the SchwabFunds, for providing transfer agent services, shareholder services, administration and investment management, are based upon daily balances of customer assets invested in these funds.

     Through its Mutual Fund Marketplace (registered trademark) program, Schwab purchases and redeems for its customers shares of over 1,100 mutual funds in over 260 fund families sponsored by third parties. Customer assets invested in the Mutual Fund Marketplace, excluding the Mutual Fund OneSource service, totaled $35.4 billion at the end of 1996. Schwab charges a transaction fee on trades placed in the funds included in the

                        THE CHARLES SCHWAB CORPORATION


Mutual Fund Marketplace (registered trademark) (except on trades through the Mutual Fund OneSource(registered trademark) service)and these fees are recorded as commission revenues. Commissions from customer transactions in mutual fund shares comprised 7%, 8% and 11% of Schwab's total commission revenues in 1996, 1995 and 1994, respectively.

     Market Making In Nasdaq and Exchange-Listed Securities. M&S provides trade execution services in Nasdaq securities to broker-dealers, including Schwab, and institutional customers. In most instances, customer orders are routed directly to M&S' trading system and are executed automatically. M&S generally executes customer trades as principal. M&S business practices call for competitively priced customer trade executions on the most favorable terms under the circumstances, generally defined as the highest bid price on a sell order and the lowest offer price on a buy order reasonably available in the market. Certain customer trades are executed on a negotiated basis. Substantially all Nasdaq security trades originated by the customers of Schwab are directed to M&S.

     Schwab has specialist operations on the Pacific Exchange to make markets in exchange-listed securities. The majority of trades originated by the customers of Schwab in exchange-listed securities for which Schwab makes a market are directed to these operations. At December 31, 1996, Schwab had 14 specialist posts that collectively made markets in 900 securities. In January 1997, Schwab expanded its specialist operations to include three specialist posts on the Boston Stock Exchange.

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

     Services for Independent Investment Managers. To attract the business of accounts managed by fee-compensated independent investment managers, Schwab has a dedicated business unit which includes experienced registered representatives assigned to individual managers. Independent investment managers participating in this program may use SchwabLink (registered trademark), the computer-based information network for investment managers who custody customer accounts at Schwab, to access information in their customers' accounts directly from Schwab's computer data bases and to enter their customers' trades online. During 1996, Schwab customer assets held in accounts managed by 4,800 active independent investment managers increased $22.3 billion (44%) to a total of $72.9 billion. Independent investment managers and other professional investors generated 12% of Schwab's total commission revenues in 1996, 13% in 1995 and 14% in 1994.

     Retirement Plan Services. In response to the growth in 401(k) assets, Schwab began serving company 401(k) plans directly through a dedicated sales force, as well as indirectly through alliances with national and regional third-party administrators. During 1996, Schwab introduced SchwabPlan (trademark), a comprehensive 401(k) retirement plan offering. This new service enables employers to offer a wide range of investment options as well as employee education to their 401(k) retirement plan participants.


                            DIVERSE DELIVERY SYSTEMS

     The Company invests in diverse delivery systems that uphold the Company's customer service standards. In addition to its branch office network, the Company maintains four regional customer telephone service centers as well as electronic brokerage channels.

     Branch Office Network. At December 31, 1996, the Company operated 235 branch offices in 46 states, the Commonwealth of Puerto Rico and the United Kingdom. The branch office network plays a key role in building Schwab's business. With the customer service support of regional customer telephone service centers and online brokerage channels, branch personnel are focusing a significant portion of their time on business development. Customers can use branch offices to obtain market information, place orders, open accounts, deliver and receive checks and securities, and obtain related customer services in person, yet most branch activities are conducted by telephone and mail.

     The Company is enhancing the ways in which it may help investors by using the branch office network to assist investors in developing asset allocation strategies and evaluating their investment choices. Branch staff are also referring investors who desire additional guidance to independent fee-compensated investment managers through the Schwab AdvisorSource (trademark) service.

     Regional Customer Telephone Service Centers. Schwab's four regional customer telephone service centers, located in Indianapolis, Denver, Phoenix and Orlando, handle calls to many of Schwab's toll-free numbers, customer calls that otherwise would have to wait for available registered representatives at branches during business hours, and calls routed from branches after hours and on weekends. Through the service centers, customers may place orders twenty-four hours-a-day, seven days-a-week, except for certain holidays. Customer orders placed during nonmarket hours are routed to appropriate markets the following business day. The capacity

                         THE CHARLES SCHWAB CORPORATION


of the service centers allows new branches to be opened and maintained at lower staffing levels.

     The Company's customer service approach is to use teams of registered representatives in the service centers, working closely with branch personnel. Each registered representative has immediate access to the customer account and market-related information necessary to respond to any customer's inquiries, and for most customer orders, can enter the order and confirm the transaction. As a result of this approach, the departure of a registered representative generally does not result in a loss of customers for the Company.

     Electronic Brokerage Channels. The Company's electronic brokerage channels include telephonic channels such as TeleBroker (registered trademark) - Schwab's touch-tone telephone trading service and VoiceBroker (trademark) - introduced in the third quarter of 1996 as the first telephone-based service that uses voice recognition technology to provide individual investors with real-time quotes. Other channels include PC-based online services such as SchwabLink (registered trademark), StreetSmart (registered trademark), e.Schwab (trademark) and SchwabNOW! (trademark), introduced in the third quarter of 1996 which provides information and trading services through the Company's World Wide Web site. These electronic brokerage channels enable investors to place orders, receive account information and obtain real-time securities market information. These channels are designed to provide added convenience for customers and minimize Schwab's costs of responding to and processing routine customer transactions.
In addition, TeleBroker, e.Schwab and SchwabNOW! provide customers with significant commission discounts from Schwab's standard rates. During 1996, the electronic brokerage channels handled over 67% of Schwab's total calls and over 43% of Schwab's total trades.


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

     To support its diverse delivery systems, as well as other applications such as clearing functions, account administration, record keeping and direct customer access to investment information, Schwab maintains a sophisticated computer network connecting all of the branch offices and regional customer telephone service centers. Schwab's computers are also linked to the major registered United States securities exchanges, M&S, the National Securities Clearing Corporation and The Depository Trust Company.

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

     To enhance the reliability of the system and integrity of data, Schwab maintains carefully monitored backup and recovery functions. These include logging of all critical files intraday, duplication and storage of all critical data outside of its central computer site every 24 hours, and maintenance of facilities for backup and communications in San Francisco. They also include the maintenance and periodic testing of a disaster recovery plan that management believes would permit Schwab to recommence essential computer operations if its central computer site were to become inaccessible. To reduce the exposure to system failures caused by external factors, including earthquakes, the Company's primary data center is located in Phoenix.


                          CLEARING AND ACCOUNT MAINTENANCE

     Schwab performs clearing services for all securities transactions in customer accounts. Schwab clears the vast majority of customer transactions through the facilities of the National Securities Clearing Corporation or the Options Clearing Corporation. Certain other transactions, such as mutual fund transactions and transactions in securities not eligible for settlement through a clearing corporation, are settled directly with the mutual funds or other financial institutions. Schwab is obligated to settle transactions with clearing corporations, mutual funds and other financial institutions even if Schwab's customer fails to meet his or her obligations to Schwab. In addition, for transactions that do not settle through a clearing corporation, Schwab takes the risk of the other party's failure to settle the trade. See "Financial Instruments with Off-Balance-Sheet and Credit Risk" in the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.
                                    EMPLOYEES

     As of December 31, 1996, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of 10,400

                         THE CHARLES SCHWAB CORPORATION

full-time employees, including 8,900 full-time employees and part-time equivalents.

                                   REGULATION

     The securities industry in the United States is subject to extensive regulation under both Federal and state laws. The Securities and Exchange Commission (SEC) is the Federal agency charged with administration of the Federal securities laws. Schwab and M&S are registered as broker-dealers with the SEC. Schwab and CSIM are registered as investment advisers with the SEC.

     Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the National Association of Securities Dealers (NASD) and the national securities exchanges such as the New York Stock Exchange (NYSE), which has been designated by the SEC as Schwab's primary regulator with respect to its securities activities. The NASD has been designated by the SEC as M&S' primary regulator with respect to its securities activities. During 1996, the Chicago Board Options Exchange was Schwab's designated primary regulator with respect to options trading activities, and also has been designated as such for 1997. These self-regulatory organizations adopt rules (subject to approval by the SEC) governing the industry and conduct periodic examinations of broker-dealers. Securities firms are also subject to regulation by state securities authorities in the states in which they do business. Schwab was registered as a broker-dealer in 50 states, the District of Columbia and Puerto Rico as of December 31, 1996. M&S was registered as a broker-dealer in 32 states and the District of Columbia as of December 31, 1996.

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

     In August 1996, the SEC adopted certain new rules and rule amendments, known as the Order Handling Rules, which significantly alter the manner in which orders related to both Nasdaq and listed securities are handled. These rules became effective on January 20, 1997, with respect to exchange-listed stocks and a limited number of Nasdaq securities, and are being phased in with respect to additional Nasdaq securities during 1997. The SEC has also issued for comment certain proposed rules by the NASD which, if approved, would introduce a new system for processing orders in the Nasdaq market. The proposed NASD rules, if approved, along with other potential regulatory actions and improvements in technology, could impact the manner in which business is currently conducted in the Nasdaq market. In addition, during 1994, the SEC commenced an investigation into the Nasdaq market and the activities of broker-dealers, including M&S, who act as market makers in Nasdaq securities. On August 8, 1996, the SEC issued a report of its investigation, and the NASD consented to sanctions for failing to enforce compliance with its rules and the federal securities laws. The SEC is continuing its investigation and has stated that further enforcement proceedings have not been precluded. These new rules, regulatory actions, and changes in market customs and practices are expected to have a material adverse impact on M&S' principal transaction revenues, M&S' profit margin and on the manner in which M&S conducts its business. See "Commitments and Contingent Liabilities"
note in the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.

     As registered broker-dealers and NASD member organizations, Schwab and M&S are required by Federal law to belong to the Securities Investor Protection Corporation (SIPC), which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts held by the firm of up to $500,000 per customer, subject to a limitation of $100,000 for claims of between-investment cash balances. SIPC is funded through assessments on registered broker-dealers. In addition, in 1996, Schwab purchased from a private surety company additional account protection of up to $74.5 million per customer, as defined, for customer securities positions only. This additional account protection was increased to $99.5 million in March 1997. Stocks, bonds, mutual funds and money market funds are considered securities and are protected on a share basis for the purposes of SIPC protection and the additional protection (i.e., protected securities may either be replaced or converted into an equivalent market value as of the date a SIPC trustee is appointed). Neither SIPC protection nor the additional protection applies to fluctuations in the market value of securities.

                         THE CHARLES SCHWAB CORPORATION


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

     As a California state-chartered trust company, CSTC is primarily regulated by the California State Banking Department. Since it provides employee benefit plan trust services, CSTC is also required to comply with the Employee Retirement Income Security Act of 1974 (ERISA) and, consequently, is subject to oversight by both the Internal Revenue Service and Department of Labor. CSTC is required under ERISA to maintain a fidelity bond for the protection of employee benefit trusts for which it serves as trustee.

     Charles Schwab Limited, a subsidiary of Schwab, is registered as an arranger with the Securities and Futures Authority (SFA) in the United Kingdom, and engages in business development activities on behalf of Schwab.

     ShareLink is registered as a broker-dealer with the SFA in the United Kingdom.


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

     Schwab and M&S have elected the alternative method of calculation under paragraph (a)(1)(ii) of the Net Capital Rule, which requires a broker-dealer to maintain minimum net capital equal to 2% of its "aggregate debit items," computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers (Rule 15c3-3 of the Securities Exchange Act of 1934). "Aggregate debit items" are assets that have as their source transactions with customers, primarily margin loans. Under the alternative method of the Net Capital Rule, a broker-dealer may not (a) pay, or permit the payment or withdrawal of, any subordinated borrowings or (b) pay cash dividends or permit equity capital to be removed if, after giving effect to such payment, withdrawal, or removal, its net capital would be less than 5% of its aggregate debit items.

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

     If compliance with applicable net capital rules were to limit Schwab's or M&S' operations and their ability to repay subordinated debt to CSC, this in turn could limit CSC's ability to repay debt, pay cash dividends and purchase shares of its outstanding stock. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1996 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No.
13.1 of this report.

     At December 31, 1996, Schwab was required to maintain minimum net capital under the Net Capital Rule of $105 million and had total regulatory net capital of $541 million. At December 31, 1996, the amounts in excess of 2%, 4% and 5% of aggregate debit items were $436 million, $332 million and $279 million, respectively.

                         THE CHARLES SCHWAB CORPORATION


     At December 31, 1996, M&S was required to maintain minimum net capital under the Net Capital Rule of $1 million and had total regulatory net capital of $6 million. At December 31, 1996, the amount in excess of 2% of aggregate debit items was $5 million.


ITEM 2. PROPERTIES

     The Company's corporate headquarters are located in a 28-story building at 101 Montgomery Street in San Francisco, California. The building contains 296,000 square feet and is leased by Schwab under a term expiring in the year 2010. Schwab has three successive five-year options to renew the lease at the then market rental value. Schwab also leases space in other buildings for its San Francisco operations aggregating 536,000 additional square feet at year-end 1996. M&S' headquarters are located in leased office space in Jersey City, New Jersey.

     All of the Company's branch offices are located in leased premises, generally with lease expiration dates five to ten years from inception.

     The Company has four regional customer telephone service centers. The Company owns the service centers located in Phoenix and Indianapolis, with 330,000 and 164,000 square feet, respectively. The Company leases the service centers located in Orlando and Denver, with 216,000 and 150,000 square feet, respectively.

     The Company owns its primary data center facility located in Phoenix with 105,000 square feet.


ITEM 3. LEGAL PROCEEDINGS

     The information required to be furnished pursuant to this item is set forth under the caption "Commitments and Contingent Liabilities" in the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1996.


ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT

     See Item 10 in Part III of this report.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the New York Stock Exchange and the Pacific Exchange under the ticker symbol SCH. The number of common stockholders of record as of February 7, 1997 was 2,705.

     The other information required to be furnished pursuant to this item is set forth under the caption "Quarterly Financial Information (Unaudited)" in the Company's 1996 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


ITEM 6. SELECTED FINANCIAL DATA

     The information required to be furnished pursuant to this item is set forth under the captions "Operating Results (for the year)," "Other (for the year)" and "Other (at year end)" in the Company's 1996 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.

                         THE CHARLES SCHWAB CORPORATION



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required to be furnished pursuant to this item is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1996 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.

     Average balances and interest rates for the fourth quarters of 1996 and 1995 are summarized as follows (dollars in millions):

---------------------------------------------------------------------
                                                 Three Months Ended
                                                     December 31,
                                                  1996          1995
---------------------------------------------------------------------
EARNING ASSETS (CUSTOMER-RELATED):
Investments:
  Average balance outstanding                    $6,544        $5,144
  Average interest rate                           5.33%         5.68%
Margin loans to customers:
  Average balance outstanding                    $4,812        $3,759
  Average interest rate                           7.55%         8.08%
Average yield on earning assets                   6.27%         6.69%
FUNDING SOURCES (CUSTOMER-RELATED
   AND OTHER):
Interest-bearing customer cash balances:
  Average balance outstanding                    $9,137        $7,257
  Average interest rate                           4.42%         4.72%
Other interest-bearing sources:
  Average balance outstanding                    $  926        $  491
  Average interest rate                           4.24%         4.68%
Average noninterest-bearing portion              $1,293        $1,155
Average interest rate on funding sources          3.90%         4.11%
SUMMARY:
  Average yield on earning assets                 6.27%         6.69%
  Average interest rate on funding sources        3.90%         4.11%
---------------------------------------------------------------------
Average net interest margin                       2.37%         2.58%
=====================================================================

     The increase in interest revenue, net of interest expense, from the fourth quarter of 1995 to the fourth quarter of 1996 was primarily due to higher levels of average earning assets, partially offset by higher levels of funding sources and a decrease in average net interest margin.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required to be furnished pursuant to this item is set forth in the Consolidated Financial Statements and under the caption "Quarterly Financial Information (Unaudited)" in the Company's 1996 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to directors of the Company required to be furnished pursuant to this item is incorporated by reference from portions of the Company's definitive proxy statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 1996 (the Proxy Statement) under the captions "Election of Directors" (excluding all information under the caption "Information about the Board of Directors and Committees of the Board") and "Principal Stockholders."

Executive Officers of the Registrant

     The following table provides certain information about each of the Company's current executive officers. Executive officers are elected by and serve at the discretion of the Company's Board of Directors. However, Mr. Schwab has an employment agreement with the Company through March 2001, which includes an automatic renewal feature that, as of each March 31, extends the agreement for an additional year unless either party elects to not extend the agreement.

                         THE CHARLES SCHWAB CORPORATION

================================================================================
                      EXECUTIVE OFFICERS OF THE REGISTRANT

      NAME                 AGE                 POSITION WITH THE COMPANY
      ----                 ---                 -------------------------
Charles R. Schwab           59       Chairman and Chief Executive Officer, and
                                        Director

Lawrence J. Stupski         51       Vice Chairman, and Director

David S. Pottruck           48       President and Chief Operating Officer, and
                                        Director

John Philip Coghlan         45       Executive Vice President - Schwab
                                        Institutional (trademark)

Daniel O. Leemon            43       Executive Vice President - Business
                                        Strategy

Dawn Gould Lepore           42       Executive Vice President and Chief
                                        Information Officer

Timothy F. McCarthy         45       Executive Vice President - Financial
                                        Products and International Group


Elizabeth Gibson Sawi       44       Executive Vice President - Electronic
                                        Brokerage

Steven L. Scheid            43       Executive Vice President and Chief
                                        Financial Officer

Tom Decker Seip             47       Executive Vice President - Retail
                                        Brokerage

Luis E. Valencia            52       Executive Vice President and Chief
                                        Administrative Officer
================================================================================

     MR. SCHWAB has been Chairman and Chief Executive Officer and a director of the Company since its incorporation in 1986. Mr. Schwab was a founder of Schwab in 1971 and has been its Chairman since 1978. Mr. Schwab is currently a director of The Gap, Inc., Transamerica Corporation, Siebel Systems, Inc., AirTouch Communications and a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust and Schwab Annuity Portfolios, all registered investment companies.

     MR. STUPSKI has been Vice Chairman of the Company since 1992 and a director of the Company since its incorporation in 1986. Mr. Stupski was Chief Operating Officer of the Company from 1986 to 1994 and the Company's President from 1986 to 1992. Mr. Stupski also served as Chief Executive Officer from 1988 to 1992 and Chief Operating Officer of Schwab from 1981 to 1992. Mr. Stupski served as Vice Chairman of Schwab from 1992 to 1994.

     MR. POTTRUCK has been Chief Operating Officer and a director of the Company since 1994 and President of the Company since 1992. Mr. Pottruck was Executive Vice President of the Company from 1987 to 1992. Mr. Pottruck has been Chief Executive Officer of Schwab since 1992 and President of Schwab since 1988. Mr. Pottruck was Executive Vice President of Schwab from 1987 to 1992. Mr. Pottruck joined Schwab in 1984.

     MR. COGHLAN has been Executive Vice President of the Company and Schwab and General Manager of Schwab Institutional since 1992. Mr. Coghlan joined Schwab in 1986, became Vice President in 1988 and became Senior Vice President in 1990.

     MR. LEEMON has been Executive Vice President - Business Strategy of the Company and Schwab since 1995. Before joining Schwab in 1995, Mr. Leemon held various positions with The Boston Consulting Group, Inc., a management consulting firm, from 1989 to 1995, including Vice President from 1990.

     MS. LEPORE has been Executive Vice President and Chief Information Officer of the Company and Schwab since 1993. Ms. Lepore joined Schwab in 1983 and became Senior Vice President in 1989.

     MR. MCCARTHY has been Executive Vice President - Financial Products and International Group of the Company and Schwab since September 1996 and was Executive Vice President - Mutual Funds of the Company and Schwab and Chief Executive Officer of CSIM from 1995 to 1996. Before joining Schwab in 1995, Mr. McCarthy was Chief Executive Officer of Jardine Fleming Unit Trusts Ltd., a mutual fund company, from 1994 to 1995. From 1987 to 1994, Mr. McCarthy held various executive positions with Fidelity Investments, including President of Fidelity Investments

                         THE CHARLES SCHWAB CORPORATION


Advisor Group, President of National Financial Institutional Services and Executive Director of Fidelity Brokerage Group.

     MS. SAWI has been Executive Vice President - Electronic Brokerage of the Company and Schwab since 1995. Ms. Sawi was President of CSIM from 1994 to
1995. From 1994 to 1995, Ms. Sawi was   Executive Vice President - Mutual Funds
of the Company and Schwab. Prior to that, Ms. Sawi was Executive Vice President
- Marketing and Advertising of the Company and Schwab from 1992 to 1994. Ms. Sawi joined Schwab in 1982.

     MR. SCHEID has been Executive Vice President and Chief Financial Officer of the Company and Schwab since June 1996. Before joining Schwab in 1996, Mr. Scheid was Executive Vice President of Finance for First Interstate Bancorp from 1994 to 1996 and was Principal Financial Officer from 1995 to 1996. From 1990 to 1994, Mr. Scheid was Chief Financial Officer of First Interstate Bank of Texas.

     MR. SEIP has been Executive Vice President - Retail Brokerage of the Company and Schwab since 1994. Mr. Seip was President of CSIM from 1992 to 1994 and Chief Operating Officer of CSIM from 1991 to 1994. From 1992 to 1994, Mr. Seip was Executive Vice President - Mutual Funds and Fixed Income Products of the Company and Schwab. Mr. Seip joined Schwab in 1983.

     MR. VALENCIA has been Executive Vice President and Chief Administrative Officer of the Company and Schwab since February 1996. From 1994 to 1996, Mr. Valencia was Executive Vice President - Human Resources of the Company and Schwab. Before joining Schwab in 1994, Mr. Valencia served as a Managing Director of Commercial Credit Corp., a subsidiary of the Travelers engaged in consumer finance for the Travelers, from 1993 to 1994. From 1975 to 1993, Mr. Valencia held various positions with Citicorp, including President and Chief Executive Officer of Transaction Technology, a subsidiary of Citicorp, from 1990 to 1993.


ITEM 11. EXECUTIVE COMPENSATION

     The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under the captions "Election of Directors - Director Compensation", "Executive Compensation" (excluding all information under the caption "Board Compensation Committee Report on Executive Compensation" and "Performance Graph") and "Certain Transactions."


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


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report

     1. Financial Statements

     The financial statements and independent auditors' report are set forth in the Company's 1996 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report and are listed below:

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

Exhibit
Number      Exhibit


3.7 Third Restated Certificate of Incorporation, as amended on May 6, 1996, of the Registrant, filed as Exhibit 3.7 to the Registrant's Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

3.8 Second Restated Bylaws, as amended on July 17, 1996, of the Registrant, filed as Exhibit 3.8 to the Registrant's Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

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

10.25 333 Bush Street Office Lease dated July 29, 1987 between 333 Bush Street Associates and Charles Schwab & Co., Inc. *

10.34 Form of Indemnification Agreement entered into between Registrant and certain members of the Board of Directors of Registrant, filed as Exhibit 10.34 to the Registrant's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

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

Exhibit
Number      Exhibit


10.57 Registration Rights and Stock Restriction Agreement, dated as of March 31, 1987, between the Registrant and the holders of the Common Stock, filed as Exhibit 4.23 to Registrant's Registration Statement No. 33-16192 on Form S-1 and incorporated herein by reference.

10.63 Revolving Subordinated Loan Agreement as of September 29, 1988, between the Registrant and Charles Schwab & Co., Inc., filed as
            Exhibit 10.63 to the Registrant's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.72 Restatement of Assignment and License, as amended January 25, 1988, among Charles Schwab & Co., Inc., Charles R. Schwab and the Registrant, filed as Exhibit 10.72 to the Registrant's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.73 1987 Stock Option Plan, as Amended and Restated, as of April 17, 1989, with form of Non-Qualified Stock Option Agreement (General Management Plan) attached, filed as Exhibit 4.1 to Registrant's Registration Statement No. 33-21582 on Form S-8 and incorporated herein by reference. +

10.83 First Amendment to Revolving Subordinated Loan Agreement, as of April 18, 1990, between the Registrant and Charles Schwab & Co., Inc., filed as Exhibit 10.83 to the Registrant's Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

10.87 Trust Agreement under the Charles Schwab Profit Sharing and Employee Stock Ownership Plan, effective November 1, 1990, dated October 25, 1990, filed as Exhibit 10.87 to the Registrant's Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

10.99 Second Amendment to Revolving Subordinated Loan Agreement, as of November 1, 1991, between the Registrant and Charles Schwab & Co., Inc.

10.101 First Amendment to the Trust Agreement under the Charles Schwab Profit Sharing and Employee Stock Ownership Plan, effective January 1, 1992, dated December 20, 1991.

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

10.120 ESOP Loan Agreement, effective as of January 19, 1993, between Registrant and The Charles Schwab Profit Sharing and Employee Stock Ownership Plan and Trust, filed as Exhibit 10.120 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference. +

                         THE CHARLES SCHWAB CORPORATION

Exhibit
Number      Exhibit


10.132 Charles Schwab & Co., Inc. Long-Term Incentive Plan III, as Amended, effective January 1, 1994, filed as Exhibit 10.132 to Registrant's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference. +

10.138 Form of Nonstatutory Stock Option Agreement for Non-Employee Directors, filed as Exhibit 4.4 to the Registrant's Registration Statement No. 33-47842 on Form S-8 and incorporated herein by reference. +

10.140 Form of Restricted Shares Agreement, filed as Exhibit 4.6 to the Registrant's Registration Statement No. 33-54701 on Form S-8 and incorporated herein by reference. +

10.141 The Charles Schwab Corporation 1992 Stock Incentive Plan, as amended October 18, 1994, filed as Exhibit 10.141 to the Registrant's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference. +

10.143 Form of Nonstatutory Stock Option Agreement, filed as Exhibit 10.143 to the Registrant's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference. +

10.144 Form of Incentive Stock Option Agreement, filed as Exhibit 10.144 to the Registrant's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference. +

10.146 Annual Executive Individual Performance Plan dated as of January 1, 1995, filed as Exhibit 10.146 to the Registrant's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference. +

10.147 Corporate Executive Bonus Plan dated as of January 1, 1995 (formerly the Annual Executive Bonus Plan), filed as Exhibit 10.147 to the Registrant's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference. +

10.149 Employment Agreement dated as of March 31, 1995 between the Registrant and Charles R. Schwab, filed as Exhibit 10.149 to the Registrant's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference. +

10.152 The Charles Schwab Profit Sharing and Employee Stock Ownership Plan, amended July 6, 1995, effective January 1, 1995 and April 1, 1995, filed as Exhibit 10.152 in the Registrant's Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference. +

10.155 Forms of Restricted Share Award Agreements, incorporating performance vesting provisions and/or supplemental cash payment provisions, filed as Exhibit 10.155 in the Registrant's Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference. +

10.156 Agreement of Sale, dated as of September 18, 1995, as amended by letter agreement dated September 21, 1995 and by Second Amendment to Agreement of Sale dated September 22, 1995, between American Express Company and Charles Schwab & Co., Inc., regarding American Express Western Regional Operations Center located at 2423 Lincoln Drive, Phoenix, Arizona, filed as Exhibit 10.156 in the Registrant's Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

                         THE CHARLES SCHWAB CORPORATION

Exhibit
Number      Exhibit

10.157 The Charles Schwab Corporation Directors' Deferred Compensation Plan, effective January 1, 1996, filed as Exhibit 10.157 to the Registrant's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference. +

10.158 Credit Agreement dated June 28, 1996 between the Registrant and the banks listed therein, filed as Exhibit 10.158 to the Registrant's Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

10.159      The Charles Schwab Corporation Executive Officer Stock Option Plan
            (1987), as amended September 17, 1996, with form of Non-Qualified Stock Option Agreement (Executive Officer Stock Option Plan (1987)) attached (supersedes Exhibit 10.9), filed as Exhibit 10.159 to the Registrant's Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference. +

10.160 The Charles Schwab Corporation 1987 Stock Option Plan, as amended September 17, 1996, with form of Non-Qualified Stock Option Agreement (General Management Plan) attached (supersedes Exhibit 10.73), filed as Exhibit 10.160 to the Registrant's Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference. +

10.161 The Charles Schwab Corporation 1992 Stock Incentive Plan, as amended September 17, 1996 (supersedes Exhibit 10.141), filed as Exhibit
            10.161 to the Registrant's Form 10-Q for the quarter ended
            September 30, 1996 and incorporated herein by reference. +

10.162 The Charles Schwab Corporation Deferred Compensation Plan, as amended September 17, 1996, filed as Exhibit 10.162 to the Registrant's Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference. +

10.163 Lease of 101 Montgomery Street between 101 Montgomery Street Co. and Charles Schwab & Co., Inc. dated October 8, 1996.

10.164 Office Lease of Pacific Telesis Center Telesis Tower between Post-Montgomery Associates and Charles Schwab & Co., Inc. dated October 4, 1996.

10.165 Third Amendment to Revolving Subordinated Loan Agreement, as of December 12, 1995, between the Registrant and Charles Schwab & Co., Inc.

11.1        Computation of Earnings Per Share.

12.1        Computation of Ratio of Earnings to Fixed Charges.

13.1 Portions of The Charles Schwab Corporation 1996 Annual Report to Stockholders, which have been incorporated herein by reference. Except for such portions, such annual report is not deemed to be "filed" herewith.

21.1        Subsidiaries of the Registrant.

23.1        Independent Auditors' Consent.

27.1        Financial Data Schedule (electronic only).

* Incorporated by reference to the identically-numbered exhibit to Registrant's Registration Statement No. 33-16192 on Form S-1, as amended and declared effective on September 22, 1987.

+    Management contract or compensatory plan.

                         THE CHARLES SCHWAB CORPORATION


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.

                                     THE CHARLES SCHWAB CORPORATION
                                              (Registrant)

                                     BY:  /s/ CHARLES R. SCHWAB
                                          ---------------------------------
                                          Charles R. Schwab
                                          Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 28, 1997.

        SIGNATURE                               TITLE

/s/ CHARLES R. SCHWAB            Chairman, Chief Executive Officer and Director
-------------------------        (principal executive officer)
Charles R. Schwab


/s/ LAWRENCE J. STUPSKI          Vice Chairman and Director
-------------------------
Lawrence J. Stupski

/s/ DAVID S. POTTRUCK            President, Chief Operating Officer and Director
-------------------------
David S. Pottruck

/s/ STEVEN L. SCHEID             Executive Vice President and Chief Financial
-------------------------          Officer
Steven L. Scheid                 (principal financial and accounting  officer)


/s/ NANCY H. BECHTLE             Director
-------------------------
Nancy H. Bechtle

/s/ C. PRESTON BUTCHER           Director
-------------------------
C. Preston Butcher

/s/ DONALD G. FISHER             Director
-------------------------
Donald G. Fisher

/s/ ANTHONY M. FRANK             Director
-------------------------
Anthony M. Frank

/s/ FRANK C. HERRINGER           Director
-------------------------
Frank C. Herringer

/s/ STEPHEN T. McLIN             Director
-------------------------
Stephen T. McLin

/s/ ROGER O. WALTHER             Director
-------------------------
Roger O. Walther

                         THE CHARLES SCHWAB CORPORATION


================================================================================
                         THE CHARLES SCHWAB CORPORATION

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                            PAGE


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

SCHEDULE II - Valuation and Qualifying Accounts                             F-6




Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the Company's consolidated financial statements and notes in the Company's 1996 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.
================================================================================

INDEPENDENT  AUDITORS'  REPORT



To the Stockholders and Board of Directors of The Charles Schwab Corporation:



We have audited the consolidated financial statements of The Charles Schwab Corporation and subsidiaries (the Company) as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 21, 1997; such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of the Company and subsidiaries appearing on pages F-3 through F-6. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
San Francisco, California
February 21, 1997

                         THE CHARLES SCHWAB CORPORATION
================================================================================
                                                                      SCHEDULE I

                         THE CHARLES SCHWAB CORPORATION
                              (PARENT COMPANY ONLY)

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             CONDENSED BALANCE SHEET
                    (In thousands, except per share amounts)


                                                                                               DECEMBER 31,
                                                                                          1996            1995

ASSETS
Cash and cash equivalents                                                              $   74,785        $ 41,198
Receivable from subsidiaries                                                               15,276           7,229
Subordinated receivable from subsidiaries                                                 235,000         203,000
Investment in subsidiaries, at equity                                                     820,289         640,368
Other assets                                                                                5,004           4,762
-----------------------------------------------------------------------------------------------------------------
TOTAL                                                                                  $1,150,354        $896,557
=================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other                                                             $   17,799        $ 23,663
Borrowings                                                                                278,000         240,000
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                         295,799         263,663
-----------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock - 9,940 shares authorized; $.01 par value per share;
     none issued
   Common stock - 500,000 shares authorized in 1996 and 200,000 shares authorized
     in 1995; $.01 par value per share;  178,459 shares issued in 1996 and 1995             1,785           1,785
   Additional paid-in capital                                                             200,857         180,302
   Retained earnings                                                                      723,085         520,532
   Treasury stock - 3,391 shares in 1996 and 4,427 shares in 1995, at cost                (60,277)        (50,968)
   Unearned ESOP shares                                                                    (5,517)         (9,397)
   Unamortized restricted stock compensation                                               (8,658)         (7,074)
   Foreign currency translation adjustment                                                  3,280          (2,286)
-----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                854,555         632,894
-----------------------------------------------------------------------------------------------------------------
TOTAL                                                                                  $1,150,354        $896,557
=================================================================================================================

See Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report, for a discussion of borrowings and contingent liabilities.


================================================================================

                         THE CHARLES SCHWAB CORPORATION

================================================================================
                                                                      SCHEDULE I

                         THE CHARLES SCHWAB CORPORATION
                              (PARENT COMPANY ONLY)

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               CONDENSED STATEMENT OF INCOME AND RETAINED EARNINGS
                                 (In thousands)


                                                                             YEAR ENDED DECEMBER 31,
                                                                     1996            1995            1994
                                                                     ----            ----            ----

Interest revenue                                                   $ 26,287        $ 18,879        $ 14,379
Interest expense                                                    (19,091)        (13,886)        (12,079)
-----------------------------------------------------------------------------------------------------------

NET INTEREST REVENUE                                                  7,196           4,993           2,300

Other revenues                                                          268           1,032              18
Other expenses                                                       (3,400)         (2,984)         (8,467)
-----------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY
   IN EARNINGS OF SUBSIDIARIES                                        4,064           3,041          (6,149)

Income tax expense (benefit)                                          1,568           1,235          (2,490)
-----------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES               2,496           1,806          (3,659)

Equity in earnings of subsidiaries
  Equity in undistributed earnings of subsidiaries                  154,922         134,418          30,632
  Dividends paid by subsidiaries                                     76,385          36,380         108,370
-----------------------------------------------------------------------------------------------------------
  Total                                                             231,307         170,798         139,002

NET INCOME                                                          233,803         172,604         135,343

Dividends on common stock                                           (31,495)        (24,249)        (16,038)
Other                                                                   245            (984)            164

RETAINED EARNINGS:
At beginning of year                                                520,532         373,161         253,692

-----------------------------------------------------------------------------------------------------------
AT END OF YEAR                                                     $723,085        $520,532        $373,161
===========================================================================================================

================================================================================

                         THE CHARLES SCHWAB CORPORATION


================================================================================
                                                                      SCHEDULE I

                         THE CHARLES SCHWAB CORPORATION
                              (PARENT COMPANY ONLY)

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                     YEAR ENDED DECEMBER 31,
                                                                1996            1995           1994
                                                                ----            ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $ 233,803        $172,604        $135,343
   Noncash items included in net income:
      Equity in undistributed earnings of subsidiaries        (154,922)       (134,418)        (30,632)
   Change in other assets                                         (157)            (50)         (2,144)
   Change in accrued expenses and other                         (7,805)          4,455           7,011
------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                       70,919          42,591         109,578
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in receivable from subsidiaries                        23,446          53,958          17,475
Collection on subordinated loans to subsidiary                   4,000                           8,728
Issuance of subordinated loans to subsidiaries                 (36,000)        (79,000)
Increase in net investment in subsidiaries                     (10,132)        (16,206)         (3,468)
Cash payments for businesses acquired                           (4,709)        (63,696)
Other                                                                           (1,720)           (801)
------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities               (23,395)       (106,664)         21,934
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                        64,000          70,000          20,000
Repayment of borrowings                                        (26,000)                        (35,000)
Dividends paid                                                 (31,495)        (24,249)        (16,038)
Purchase of treasury stock                                     (28,171)        (17,345)        (46,781)
Other                                                            7,729          12,972          10,200
------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities               (13,937)         41,378         (67,619)
------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                33,587         (22,695)         63,893
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  41,198          63,893              --
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $  74,785        $ 41,198        $ 63,893
======================================================================================================



See Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report, for a discussion of additional cash flow information.


================================================================================

                         THE CHARLES SCHWAB CORPORATION
================================================================================
                                                                     SCHEDULE II

                         THE CHARLES SCHWAB CORPORATION



                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)



                                                              ADDITIONS
                                          BALANCE AT   ---------------------                      BALANCE AT
                                          BEGINNING      CHARGED                                    END
              DESCRIPTION                  OF YEAR     TO EXPENSE      OTHER       WRITTEN OFF     OF YEAR
                                           -------     ----------      -----       -----------     -------
FOR THE YEAR ENDED
   DECEMBER 31, 1996:

      Allowance for doubtful accounts      $3,700         $2,651        $ 99        $  (932)        $5,518
                                           ===============================================================


FOR THE YEAR ENDED
   DECEMBER 31, 1995:

      Allowance for doubtful accounts      $3,204         $1,349        $272        $(1,125)        $3,700
                                           ===============================================================


FOR THE YEAR ENDED
   DECEMBER 31, 1994:

      Allowance for doubtful accounts      $2,229         $1,193        $150        $  (368)        $3,204
                                           ===============================================================

================================================================================