Form 10-Q
period 1997-03-31
SCHWAB CHARLES CORP
filed 1997-05-14
CIK 316709

UNITED  STATES
                SECURITIES  AND  EXCHANGE  COMMISSION
                      Washington, D.C.  20549
                            FORM  10-Q


        QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
             OF  THE  SECURITIES  EXCHANGE  ACT  OF 1934



For the quarterly period ended March 31, 1997    Commission file number 1-9700


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

                   175,812,642 shares of $.01 par value Common Stock
                            Outstanding on May 1, 1997

                     THE  CHARLES  SCHWAB  CORPORATION

                       Quarterly Report on Form 10-Q
                   For the Quarter Ended March 31, 1997

                                 Index

                                                                    Page
                                                                    ----

   Part I - Financial Information

      Item 1.   Condensed Consolidated Financial Statements:

                  Statement of Income                                 1
                  Balance Sheet                                       2
                  Statement of Cash Flows                             3
                  Notes                                              4-6

      Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                7-14


   Part II - Other Information

      Item 1.   Legal Proceedings                                     14

      Item 2.   Changes in Securities                                 14

      Item 3.   Defaults Upon Senior Securities                       14

      Item 4.   Submission of Matters to a Vote of Security Holders   14

      Item 5.   Other Information                                     14

      Item 6.   Exhibits and Reports on Form 8-K                      14


   Signature                                                          15


FORWARD-LOOKING STATEMENTS In addition to historical information, this interim report contains forward-looking statements that reflect management's expectations. These statements relate to, among other things, the Company's strategy, revenues, profit margin, sources of liquidity and capital expenditures. Achievement of the expressed expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from those expectations. See "Description of Business" in Management's Discussion and Analysis of Financial Condition and Results of Operations in this interim report for a discussion of important factors that may cause such differences.

                         Part I - FINANCIAL INFORMATION
                  Item 1.  Condensed Consolidated Financial Statements


                           THE CHARLES SCHWAB CORPORATION

                      CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share amounts)
                                     (Unaudited)
                                                          Three Months Ended
                                                                March 31,
                                                           1997         1996
                                                           ----         ----
Revenues
    Commissions                                          $274,919    $240,913
    Mutual fund service fees                               94,698      68,835
    Principal transactions                                 69,135      61,634
    Interest revenue, net of interest
      expense of $123,130 in 1997 and $99,009 in 1996      76,723      58,944
    Other                                                  20,179      16,455
------------------------------------------------------------------------------
Total                                                     535,654     446,781
------------------------------------------------------------------------------

Expenses Excluding Interest
    Compensation and benefits                             220,838     195,708
    Communications                                         45,701      42,954
    Occupancy and equipment                                35,414      29,976
    Depreciation and amortization                          27,773      24,751
    Advertising and market development                     35,835      22,203
    Commissions, clearance and floor brokerage             22,444      19,533
    Professional services                                  13,881      13,435
    Other                                                  23,448      18,551
------------------------------------------------------------------------------
Total                                                     425,334     367,111
------------------------------------------------------------------------------

Income before taxes on income                             110,320      79,670
Taxes on income                                            43,585      32,727
------------------------------------------------------------------------------

Net Income                                               $ 66,735    $ 46,943
==============================================================================
Weighted-average number of common and
    common equivalent shares outstanding*                 180,825     178,887
==============================================================================

Primary/Fully Diluted Earnings Per Share                 $    .37    $    .26
==============================================================================

Dividends Declared Per Common Share                      $    .05    $    .04
==============================================================================

*   Amounts shown are used to calculate primary earnings per share.




See Notes to Condensed Consolidated Financial Statements.


                         THE CHARLES SCHWAB CORPORATION

                       CONDENSED CONSOLIDATED BALANCE SHEET
                      (In thousands, except per share amounts)
                                    (Unaudited)
                                                      March 31,    December 31,
                                                        1997           1996
                                                        ----           ----
Assets
Cash and cash equivalents                           $   713,396   $   633,317
Cash and investments required to be
    segregated under Federal
    or other regulations (including resale
    agreements of  $5,896,118 in 1997 and
    $6,069,930 in 1996)                               7,481,623     7,235,971
Receivable from brokers, dealers and
    clearing organizations                              313,006       230,943
Receivable from customers - net                       5,436,552     5,012,815
Securities owned - at market value                      201,919       127,866
Equipment, office facilities and property - net         322,625       315,376
Intangible assets - net                                  63,960        68,922
Other assets                                            109,980       153,558
------------------------------------------------------------------------------

Total                                               $14,643,061   $13,778,768
==============================================================================

Liabilities and Stockholders' Equity
Drafts payable                                      $   190,264   $   225,136
Payable to brokers, dealers and
    clearing organizations                            1,081,633       877,742
Payable to customers                                 11,792,551    11,176,836
Accrued expenses and other                              357,421       360,683
Borrowings                                              283,317       283,816
------------------------------------------------------------------------------
Total liabilities                                    13,705,186    12,924,213
------------------------------------------------------------------------------

Stockholders' equity:
    Preferred stock - 9,940 shares
      authorized; $.01 par value
      per share; none issued
    Common stock - 500,000 shares authorized;
      $.01 par value per share; 178,459 shares
      issued in 1997 and 1996                             1,785         1,785
    Additional paid-in capital                          222,275       200,857
    Retained earnings                                   781,058       723,085
    Treasury stock - 1,983 shares in 1997
      and 3,391 shares in 1996, at cost                 (45,805)      (60,277)
    Unearned ESOP shares                                 (4,650)       (5,517)
    Unamortized restricted stock compensation           (17,503)       (8,658)
    Foreign currency translation adjustment                 715         3,280
------------------------------------------------------------------------------
Total stockholders' equity                              937,875       854,555
------------------------------------------------------------------------------

Total                                               $14,643,061   $13,778,768
==============================================================================






See Notes to Condensed Consolidated Financial Statements.

                     THE CHARLES SCHWAB CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In thousands)
                                (Unaudited)
                                                           Three Months Ended
                                                                 March 31,
                                                             1997        1996
                                                             ----        ----
Cash flows from operating activities
Net income                                               $  66,735  $  46,943
    Noncash items included in net income:
      Depreciation and amortization                         27,773     24,751
      Deferred income taxes                                 (5,516)      (421)
      Stock compensation                                     4,969      3,961
      Other                                                  1,099      1,070
    Change in securities owned - at market value           (74,053)    (4,924)
    Change in other assets                                  48,975     64,478
    Change in accrued expenses and other                    14,389      8,549
------------------------------------------------------------------------------
Net cash provided before change in
    customer-related balances                               84,371    144,407
------------------------------------------------------------------------------

Change in customer-related balances:
    Payable to customers                                   624,347    416,033
    Receivable from customers                             (425,478)  (111,953)
    Drafts payable                                         (34,255)   (50,579)
    Payable to brokers, dealers and
      clearing organizations                               205,782     97,920
    Receivable from brokers, dealers and
      clearing organizations                               (86,222)   (24,988)
    Cash and investments required to be segregated
      under Federal or other regulations                  (252,139)  (305,344)
------------------------------------------------------------------------------
Net change in customer-related balances                     32,035     21,089
------------------------------------------------------------------------------
Net cash provided by operating activities                  116,406    165,496
------------------------------------------------------------------------------

Cash flows from investing activities
Purchase of equipment, office facilities and
    property - net                                         (32,727)   (68,700)
Cash payments for business acquired                                    (3,709)
------------------------------------------------------------------------------
Net cash used by investing activities                      (32,727)   (72,409)
------------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from borrowings                                               34,000
Purchase of treasury stock                                             (1,024)
Dividends paid                                              (8,762)    (6,984)
Other                                                        5,521      2,161
------------------------------------------------------------------------------
Net cash provided (used) by financing activities            (3,241)    28,153
------------------------------------------------------------------------------

Effect of exchange rate changes on
    cash and cash equivalents                                 (359)       (95)
------------------------------------------------------------------------------

Increase in cash and cash equivalents                       80,079    121,145
Cash and cash equivalents at beginning of period           633,317    454,996
------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $ 713,396  $ 576,141
==============================================================================

See Notes to Condensed Consolidated Financial Statements.

                             THE  CHARLES  SCHWAB  CORPORATION
                                   NOTES  TO  CONDENSED
                                  CONSOLIDATED  FINANCIAL
                                        STATEMENTS
                                        (Unaudited)

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company). CSC is a holding company engaged, through its subsidiaries, in securities brokerage and related financial services. CSC's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer with 242 branch offices in 46 states, the Commonwealth of Puerto Rico and the United Kingdom, and four regional telephone service centers. Another subsidiary, Mayer & Schweitzer, Inc. (M&S), is a market maker in Nasdaq securities that provides trade execution services to broker-dealers, including Schwab, and institutional customers. ShareLink, acquired in 1995 to expand the Company's international operations, is a retail discount securities brokerage firm located in the United Kingdom.
     These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders, which are incorporated by reference in the Company's 1996 Annual Report on Form 10-K.
     Prior periods' financial statements have been reclassified to conform to the 1997 presentation.

Statement of Financial Accounting Standards No. 125

     Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 125 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, except for certain financial assets for which the effective date has been delayed until 1998 by SFAS No. 127 - Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The adoption of this statement did not have an effect on the Company's financial position, results of operations, earnings per share or cash flows.

Statement of Financial Accounting Standards No. 128

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 - Earnings per Share. The Company is required to adopt this statement at December 31, 1997.
     This statement replaces current earnings per share (EPS) reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
     If this statement had been in effect during the current and prior year periods, basic EPS would have been $.38 and $.27 for the quarters ended March 31, 1997 and 1996, respectively. Diluted EPS would not have been different than primary and fully diluted EPS currently reported for the periods.

Statement of Financial Accounting Standards No. 129

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 129 - Disclosure of Information about Capital Structure. The Company is required to adopt this statement at December 31, 1997. This statement establishes standards for disclosing information about the Company's capital structure. The adoption of this statement will not have an effect on the Company's financial position, results of operations, earnings per share or cash flows.

Commitments and Contingencies

     M&S has been named as one of thirty-three defendant market-making firms in a consolidated class action, In re: Nasdaq Market-Makers Antitrust Litigation, which is pending in the United States District Court for the Southern District of New York pursuant to an order of the Judicial Panel on Multidistrict Litigation. On December 16, 1994, the plaintiffs filed a consolidated amended complaint purportedly on behalf of certain persons who purchased or sold Nasdaq securities during the period

May 1, 1989 through May 27, 1994. On August 22, 1995, a second consolidated amended class action complaint was filed. On November 26, 1996, a plaintiff class was certified by the Court. The consolidated complaint generally alleges an illegal combination and conspiracy among the defendant market makers to fix and maintain the spreads between the bid and ask prices of certain Nasdaq securities. The consolidated complaint does not set forth any specific amount of damages, although it requests that the actual damages be trebled where permitted by statute. The ultimate outcome of this consolidated action cannot currently be determined.
     On July 16, 1996, the Department of Justice filed a civil action in the United States District Court for the Southern District of New York, United States of America v. Alex Brown & Sons, Inc., et al., against M&S and twenty-three other market makers in Nasdaq securities alleging violations of the federal antitrust laws in connection with certain customs and practices. On July 16, 1996, the twenty-four market-maker defendants, including M&S, entered into a Stipulation and Order resolving the civil action. Under the Stipulation, the parties agreed that the defendants would not engage in certain types of market-making activities and would take specific steps to assure compliance with the agreement. No fines or damages were assessed. Certain parties challenged portions of the Stipulation and Order and, on January 14, 1997, the Court heard arguments on whether the Stipulation and Order should be approved. On April 23, 1997, the Court approved the Stipulation and Order. The objecting parties have 60 days from the date the order approving the Stipulation and Order was entered in which to file an appeal. If the Stipulation and Order is finally approved, after all periods for appeal have passed, the civil action will be dismissed.
     Between August 12, 1993 and November 17, 1995, Schwab was named as a defendant in eleven class action lawsuits, five of which have been resolved favorably to Schwab and six of which are still pending in state courts in Illinois, Louisiana, Texas and California. The class actions purport to be brought on behalf of customers of Schwab who purchased or sold securities for which Schwab received payments from the market maker, stock dealer or other third party who executed the transaction. The complaints generally allege that Schwab failed to disclose and remit such payments to members of the class, and generally seek damages equal to the payments received by Schwab. On June 30, 1995, a class was certified in Civil District Court for the Parish of Orleans in Louisiana for Louisiana residents who purchased or sold securities through Schwab between February 1, 1985 and February 1, 1995 for which Schwab received monetary payments from the market maker or stock dealer who executed the transaction. The class certification was affirmed by the Louisiana Court of Appeals on February 29, 1996. On August 16, 1995, another class was certified in Civil District Court for the Parish of Natchitoches in Louisiana for residents of all states who purchased or sold securities through Schwab since 1985 for which Schwab received monetary payments from the market maker or the third party who executed the transaction. The class certification was affirmed by the Louisiana Court of Appeals on December 2, 1996. The actions in Illinois and California have been dismissed on the grounds that the claims asserted are preempted by federal law. Plaintiffs have filed appeals in both cases. The action in Texas has been stayed. The ultimate outcome of these actions cannot currently be determined.
     There are various other lawsuits pending against the Company which, in the opinion of management, will be resolved with no material impact on the Company's financial position or results of operations.

Regulatory Requirements

     Schwab and M&S are subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule) and each compute net capital under the alternative method permitted by this Rule, which requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from customer transactions or a minimum dollar amount, which is based on the type of business conducted by the broker-dealer. The minimum dollar amount for both Schwab and M&S is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement. At March 31, 1997, Schwab's net capital was $576 million (10% of aggregate debit balances), which was $463 million in excess of its minimum required net capital and $295 million in excess of 5% of aggregate debit balances. At March 31, 1997, M&S' net capital was $9 million (454% of aggregate debit balances), which was $8 million in excess of its minimum required net capital.
     Schwab and ShareLink had portions of their cash and investments segregated for the exclusive benefit of customers at March 31, 1997, in accordance with applicable regulations. M&S had no such cash reserve requirement at March 31, 1997.

Cash Flow Information

     Certain information affecting the cash flows of the Company follows (in thousands):

                                            Three Months
                                               Ended
                                              March 31,
                                           1997      1996
                                           ----      ----
Income taxes paid                       $  1,552  $    370
                                        ========  ========
Interest paid:
   Customer cash balances               $104,740  $ 86,436
   Borrowings                              9,104     7,403
   Stock-lending activities                7,646     4,861
   Other                                   1,914     2,770
                                        --------  --------
Total interest paid                     $123,404  $101,470
                                        ========  ========

Subsequent Event

     During April 1997, the Company repurchased and recorded as treasury stock a total of 500,000 shares of its common stock for approximately $16 million. As of April 30, 1997, authorization granted by the Company's Board of Directors allowed for the repurchase of an additional 871,000 shares.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             Description of Business

     The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide securities brokerage and related financial services for over 4.2 million active customer accounts(a). Customer assets totaled $267.6 billion at March 31, 1997. CSC's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer with 242 branch offices in 46 states, the Commonwealth of Puerto Rico and the United Kingdom. Another subsidiary, Mayer & Schweitzer, Inc. (M&S), a market maker in Nasdaq securities, provides trade execution services to broker-dealers and institutional customers. ShareLink, acquired in 1995 to expand the Company's international operations, is a retail discount securities brokerage firm located in the United Kingdom.
     The Company's strategy is to attract and retain customer assets by focusing on a number of areas within the financial services industry - retail brokerage, mutual funds, support services for independent investment managers, equity securities market-making, electronic brokerage and 401(k) defined contribution plans. To pursue its strategy and its objective of long-term profitable growth, the Company plans to continue to leverage its competitive advantages. These advantages include advertising and marketing programs that have created a national brand, a broad range of products and services, diverse delivery systems and an ongoing investment in technology.
     The Company's nationwide advertising and marketing programs are designed to distinguish the Schwab brand as well as its products and services. These programs helped the Company open a record 297,000 new customer accounts and gather a record $16.1 billion in net new customer assets during the first quarter of 1997.
     The Company offers a broad range of products and services to meet customers' investment and financial needs at prices that management believes represent superior value. The Company's branch office network assists investors in developing asset allocation strategies and evaluating their investment choices. Branch staff also refer investors who desire additional guidance to independent fee-compensated investment managers through the Schwab AdvisorSource (trademark) service. In addition, the Company is continuing to enhance and broaden the Mutual Fund OneSource (registered trademark) service, which provides customers with the ability to invest in over 720 mutual funds from 87 fund families without incurring transaction fees. Also, the Company has recently entered into arrangements with two major regional banks allowing them to offer the Mutual Fund OneSource service directly to their customers.
     The Company invests in diverse delivery systems that uphold the Company's customer service standards. In addition to its branch office network, the Company maintains four regional telephone service centers as well as electronic brokerage channels that provide customers with online and telephonic access. Online channels include PC-based services such as SchwabLink (registered trademark) - a service for investment managers, StreetSmart (registered trademark) - Schwab's trading software, e.Schwab (trademark) - which provides online brokerage services, and SchwabNOW! (trademark) - which provides information and trading services through Schwab's World Wide Web site. Telephonic channels include TeleBroker (registered trademark) - Schwab's touch-tone telephone trading service, and VoiceBroker (trademark) - Schwab's service that uses voice recognition technology to provide individual investors with real-time quotes.

---------
(a) Accounts with balances or activity within the preceding twelve months.

     The Company's ongoing investment in technology is a key element in providing fast and consistent customer service, and reducing processing costs. The Company is a forerunner in placing technology in the hands of customers. During the first quarter of 1997, Schwab added a number of new features to SchwabNOW! (trademark) including Mutual Fund OneSource (registered trademark) Online, which provides information and flexible tools for comparing mutual funds, and MarketBuzz (trademark), which offers company and market information from a variety of news sources. Also during the first quarter of 1997, Schwab World Wide Web trading became available through America Online.
     The Company faces significant competition from full commission and discount brokerage firms, as well as mutual fund companies. Increasingly, competition has come from banks, software development companies, insurance companies and others as they expand their product lines. A general trend of consolidation in financial services has attracted new competitors and strengthened existing ones. This competition may negatively impact the Company's revenue growth and profit margin.
     The Company's business, like that of other securities brokerage firms, is directly affected by the fluctuations in securities trading volumes and price levels that occur in fundamentally cyclical financial markets. Since transaction-based revenues continue to represent a majority of the Company's revenues, the Company may experience significant variations in revenues from period to period.
     The Company adjusts its expenses in anticipation of and in response to changes in financial market conditions and customer trading patterns. Certain of the Company's expenses (including variable compensation, portions of communications, and commissions, clearance and floor brokerage) vary directly with changes in financial performance or customer trading activity. Expenses relating to the level of temporary employees, contractors, overtime hours, professional services, and advertising and market development are adjustable over the short term to help the Company achieve its financial objectives. Additionally, developmental spending (e.g., branch openings, product and service rollouts, and technology enhancements) is discretionary and can be altered in response to market conditions. However, a significant portion of the Company's expenses such as salaries and wages, occupancy and equipment, and depreciation and amortization do not vary directly, at least in the short term, with fluctuations in revenues or securities trading volumes. Given the nature of the Company's revenues and expenses, and the economic and competitive factors discussed above, the Company's earnings and common stock price may be subject to significant volatility from period to period. The Company's results for any interim period are not necessarily indicative of results for a full year.
     In addition to historical information, this interim report contains forward-looking statements that reflect management's expectations. These statements relate to, among other things, the Company's strategy (see Description of Business), revenues (see Financial Overview and Principal Transactions), profit margin (see Financial Overview and Principal Transactions), sources of liquidity (see Liquidity and Capital Resources-Liquidity) and capital expenditures (see Liquidity and Capital Resources-Cash Flows and Capital Resources). Achievement of the expressed expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from those expectations. Important factors that may cause such differences are noted throughout this interim report and include, but are not limited to: the effect of customer trading patterns on Company revenues and earnings; changes in technology; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation adversely affecting the Company; the uncertainties of litigation; changes in revenues and profit margin due to cyclical securities markets and interest rates; and a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes.

                        Three Months Ended March 31, 1997
                         Compared To Three Months Ended
                                March 31, 1996

Financial Overview

     Net income for the first quarter of 1997 totaled $67 million, up 42% from first quarter 1996 net income of $47 million. Earnings per share for the first quarter of 1997 increased 42% to $.37 per share from $.26 per share for the first quarter of 1996.
     First quarter 1997 revenues were $536 million, up 20% from $447 million for the first quarter of 1996, as all revenue categories increased, primarily due to higher trading volume and an increase in customer assets. The Company's strategy of placing technology in the hands of customers and providing diverse delivery systems has facilitated growth in electronic trading at Schwab. During the first quarter of 1997, total daily average trades, which include revenue trades and Mutual Fund OneSource (registered trademark) trades, totaled 104,600, up 30% from 80,500 daily average trades for the same period last year. A total of 34,100 daily average trades were generated through online brokerage channels during the first quarter of 1997, up 86% from 18,300 daily average trades for the same period last year. A total of 14,400 daily average trades were generated through TeleBroker (registered trademark) during the first quarter of 1997, up 8% from 13,300 daily average trades for the same period last year.
     Assets in customer accounts totaled $267.6 billion at March 31, 1997, an increase of $67.1 billion, or 33%, from a year ago. Customers' equity securities increased $28.0 billion to $108.1 billion, and customer assets in Schwab's Mutual Fund Marketplace (registered trademark) increased $20.5 billion to $78.5 billion. In addition, customer assets in cash and money market funds increased $13.1 billion to $54.4 billion. Schwab added a record 297,000 new customer accounts during the first quarter of 1997, an increase of 21% from the 245,000 new accounts added during the first quarter of 1996.
     Total operating expenses excluding interest during the first quarter of 1997 were $425 million, up 16% from $367 million for the first quarter of 1996, primarily resulting from additional staff to support the Company's growth and expansion, as well as an increase in advertising and market development spending.
     The after-tax profit margin for the first quarter of 1997 was 12.5%, up from 10.5% for the first quarter of 1996. The annualized return on stockholders' equity for the first quarter of 1997 was 30%, up from 29% for the first quarter of 1996.
     The Company experienced a decline in customer trading activity during March 1997 as compared to the first two months of the quarter. Daily average revenue trades in March 1997 were 62,600, down from 70,800 in January 1997 and 71,000 in February 1997. As the Company entered the second quarter of 1997, trading continued to decline with daily average revenue trades of 58,600 in April 1997.
     The Company's flexibility in its expense structure (as described above in Description of Business) allows adjustments to be made to reflect changes in trading and market activity through various discretionary measures. Since the Company intends to continue its practice of aggressively investing throughout most market cycles, if customer trading activity remains at April levels, second quarter 1997 revenues and profit margin are expected to be lower than the first quarter of 1997.

Commissions

     Commission revenues for the Company were $275 million for the first quarter of 1997, up

$34 million, or 14%, from the first quarter of 1996. The Company earns commissions when acting as an agent and principal transaction revenues when acting as a principal or a market maker.
     Commissions earned on customer revenue trades, excluding commissions on trades with specialists, were $273 million for the first quarter of 1997, compared to $238 million for the first quarter of 1996. Daily average revenue trades were 68,200 in the first quarter of 1997, compared to 53,700 for the comparable period in 1996. The Company's total revenue trades have increased as its customer base has continued to grow and customer accounts in general were more active. Average commission per revenue trade declined due to a higher proportion of trades placed through electronic brokerage channels, which provide additional commission discounts from the Company's standard rates.

---------------------------------------------------------------
                                      Three Months
Commissions Earned                        Ended
  on Customer Revenue                   March 31,     Percent
  Trades                              1997     1996   Change
---------------------------------------------------------------
Customer accounts that
  traded during the quarter
  (in thousands)                      1,080     905     19%
Average customer
  revenue trades
  per account                          3.85    3.74      3
Total revenue
  trades (in thousands)               4,161   3,389     23
Average commission
  per revenue trade                  $65.55  $70.39     (7)
Commissions earned
  on customer revenue
  trades (in millions)               $  273  $  238     15
===============================================================

Mutual Fund Service Fees

     Mutual fund service fees increased $26 million, or 38%, to $95 million in the first quarter of 1997 from the comparable period in 1996. The increase was primarily attributable to significant increases in customer assets in funds purchased through Schwab's Mutual Fund OneSource (registered trademark) service, and in customer assets in Schwab's proprietary funds, collectively referred to as the SchwabFunds (registered trademark). Most of these fees are earned for record keeping and shareholder services provided to funds in the Mutual Fund OneSource service, and for transfer agent services, shareholder services, administration and investment management provided to proprietary money market funds.
     Customer assets held by Schwab that have been purchased through the Mutual Fund OneSource service, excluding SchwabFunds, totaled $41.4 billion at March 31, 1997, compared to $28.7 billion at March 31, 1996, a 44% increase. Customer assets invested in the SchwabFunds increased 35% to $47.3 billion at March
31, 1997 from $35.0 billion at March 31, 1996.
     Customer assets invested in the Mutual Fund Marketplace (registered trademark), excluding the Mutual Fund OneSource service, totaled $37.1 billion at March 31, 1997, compared to $29.3 billion at March 31, 1996, a 27% increase. Schwab charges a transaction fee on trades placed in the funds included in the Mutual Fund Marketplace (except on trades through the Mutual Fund OneSource service) and these fees are recorded as commission revenues.

Principal Transactions

     Principal transaction revenues increased $7 million, or 12%, to $69 million in the first quarter of 1997 from the comparable period in 1996. This increase was primarily due to higher trading volume handled by M&S, partially offset by lower average revenue per principal transaction mainly due to the impact of the January 1997 implementation of the Securities and Exchange Commission (SEC) Order Handling Rules (see discussion below).
     In August 1996, the SEC adopted certain new rules and rule amendments, known as the Order Handling Rules, which significantly alter the manner in which orders related to both Nasdaq and listed securities will be handled. These rules became effective on January 20, 1997, with respect to exchange-listed stocks and a limited number of Nasdaq securities, and are being phased in with respect to additional Nasdaq securities during 1997. Average revenue per principal transaction declined during the first quarter of 1997 as compared to the first quarter of 1996, and the Company expects further significant declines in this measure as additional securities are phased-in under the Order Handling Rules.
     The Order Handling Rules, along with other potential regulatory actions and improvements in technology, could impact the manner in which business is currently conducted in the Nasdaq market. In addition, during 1994, the SEC commenced an investigation into the Nasdaq market and the activities of broker-dealers, including M&S, who act as market makers in Nasdaq securities. On August 8, 1996, the SEC issued a report of its investigation, and the National Association of Securities Dealers consented to sanctions for failing to enforce compliance with its rules and the federal securities laws. The SEC is continuing its investigation and has stated that further enforcement proceedings have not been precluded. These new rules, regulatory actions and changes in market customs and practices are expected to have a material adverse impact on M&S' principal transaction revenues, M&S' profit margin and on the manner in which M&S conducts its business. See "Commitments and Contingencies"
note in the Notes to Condensed Consolidated Financial Statements regarding certain civil litigation relating to various principal transaction activities.

Interest Revenue, Net of Interest Expense

     Interest revenue, net of interest expense (referred to as net interest revenue), increased $18 million, or 30%, to $77 million in the first quarter of 1997 from the comparable period in 1996 as shown in the following table (in millions):

-----------------------------------------------------------
                                             Three Months
                                                 Ended
                                               March 31,
                                             1997    1996
-----------------------------------------------------------
Interest Revenue
Margin loans to customers                   $  99   $  77
Investments, customer-related                  94      76
Other                                           7       5
-----------------------------------------------------------
Total                                         200     158
-----------------------------------------------------------
Interest Expense
Customer cash balances                        109      86
Stock-lending activities                        8       5
Borrowings                                      5       4
Other                                           1       4
-----------------------------------------------------------
Total                                         123      99
-----------------------------------------------------------
Net Interest Revenue                        $  77   $  59
===========================================================

     Customer-related daily average balances, interest rates and average net interest margin for the first quarters of 1997 and 1996 are summarized in the following table (dollars in millions):

-----------------------------------------------------------------------
                                                    Three Months Ended
                                                         March 31,
                                                       1997     1996
-----------------------------------------------------------------------
Interest-Earning Assets (customer-related):
Investments:
  Average balance outstanding                       $  7,229  $ 5,637
  Average interest rate                                5.29%    5.39%
Margin loans to customers:
  Average balance outstanding                       $  5,350  $ 4,026
  Average interest rate                                7.49%    7.67%
Average yield on interest-earning assets               6.22%    6.34%
Funding Sources (customer-related
  and other):
Interest-bearing customer cash balances:
  Average balance outstanding                       $ 10,098  $ 7,791
  Average interest rate                                4.37%    4.46%
Other interest-bearing sources:
  Average balance outstanding                       $    978  $   649
  Average interest rate                                4.38%    4.45%
Average noninterest-bearing portion                 $  1,503  $ 1,223
Average interest rate on funding sources               3.85%    3.89%
Summary:
  Average yield on interest-earning assets             6.22%    6.34%
  Average interest rate on funding sources             3.85%    3.89%
----------------------------------------------------------------------
Average net interest margin                            2.37%    2.45%
======================================================================

      The increase in net interest revenue from the prior year's first quarter was primarily due to higher levels of average earning assets, partially offset by a decrease in average net interest margin.

Expenses Excluding Interest

      Compensation and benefits expense for the first quarter of 1997 increased $25 million, or 13%, to $221 million from the prior year's first quarter primarily due to an increase in salaries and wages resulting from a larger number of employees, partially offset by a decrease in variable compensation. During the first quarters of 1997 and 1996, variable compensation represented 22% and 25%, respectively, of total compensation and benefits expense. At March 31, 1997, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of approximately 11,100 full-time employees, compared to approximately 9,900 at March 31, 1996. Compensation for temporary employees, contractors and overtime hours accounted for $31 million and $23 million of total compensation and benefits expense during the first quarters of 1997 and 1996, respectively.
     Advertising and market development expense increased $14 million, or 61%, to $36 million from the prior year's first quarter primarily due to increased media, print and direct mail advertisements relating to campaigns covering Mutual Fund OneSource (registered trademark) and e.Schwab (trademark), as well as new product and service offerings. The Company was selected as the official investment firm for the Professional Golf Association Tour, which also contributed to the increase in advertising and market development expense.
     The Company's effective income tax rate for the first quarter of 1997 was 39.5% compared to 41.1% for the comparable period in 1996.


                             Liquidity and Capital Resources

Liquidity

Schwab

     Liquidity needs relating to customer trading and margin borrowing activities are met primarily through cash balances in customer accounts, which totaled $11.4 billion and $10.9 billion at March 31, 1997 and December 31, 1996, respectively. Earnings from Schwab's operations are the primary source of liquidity for capital expenditures and investments in new services, marketing and technology. Management believes that customer cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
     To manage Schwab's regulatory capital position, CSC provides Schwab with a $250 million subordinated revolving credit facility maturing in September 1998, of which $210 million was outstanding at March 31, 1997. At quarter end, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from CSC
- $10 million maturing in 1998 and $15 million maturing in 1999. Borrowings under these subordinated lending arrangements qualify as regulatory capital for Schwab.
     For use in its brokerage operations, Schwab maintained uncommitted, unsecured bank credit lines totaling $495 million at March 31, 1997. Schwab used such borrowings for five days during the first three months of 1997, with the daily amounts borrowed averaging $61 million. These lines were unused at March 31, 1997.

M&S

     M&S' liquidity needs are generally met through earnings generated by its operations. Most of M&S' assets are liquid, consisting primarily of receivables from brokers, dealers and clearing organizations, cash and cash equivalents, and marketable securities. M&S may borrow up to

$35 million under a subordinated lending arrangement with CSC. Borrowings under this arrangement qualify as regulatory capital for M&S. This facility was unused at March 31, 1997.

CSC

     CSC's liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. Schwab and M&S are subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations would prohibit Schwab and M&S from repaying subordinated borrowings to CSC, paying cash dividends, or making any unsecured advances or loans to their parent or employees if such payment would result in net capital of less than 5% of their aggregate debit balances or less than 120% of their minimum dollar amount requirement of $1 million. At March 31, 1997, Schwab had $576 million of net capital (10% of aggregate debit balances), which was $463 million in excess of its minimum required net capital. At March 31, 1997, M&S had $9 million of net capital (454% of aggregate debit balances), which was $8 million in excess of its minimum required net capital. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs and maintaining Schwab's and M&S' net capital.
     CSC has individual liquidity needs that arise from its issued and outstanding $278 million Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, common stock repurchases and acquisitions. The Medium-Term Notes have maturities ranging from 1997 to 2005 and fixed interest rates ranging from 5.32% to 7.72% with interest payable semiannually. The Medium-Term Notes were rated A3 by Moody's Investors Service and BBB+ by Standard & Poor's Ratings Group at March 31, 1997 and December 31, 1996.
     As of March 31, 1997, CSC had a prospectus supplement on file with the SEC enabling CSC to issue up to $196 million in Senior or Senior Subordinated Medium-Term Notes, Series A. These notes remained unissued at March 31, 1997.
     CSC may borrow under its $250 million committed, unsecured credit facility with a group of nine banks through June 1997. The funds are available for general corporate purposes for which CSC pays a commitment fee on the unused balance. The terms of this facility require CSC to maintain a minimum level of stockholders' equity and Schwab and M&S to maintain minimum levels of net capital, as defined. This facility was not used in the first quarter of 1997.
     See "Commitments and Contingencies" note in Part I - Financial Information,
Item 1., Notes to Condensed Consolidated Financial Statements.

Cash Flows and Capital Resources

     Net income plus depreciation and amortization was $95 million for the first three months of 1997, up 32% from $72 million for the first three months of 1996. Depreciation expense totaled $25 million for the first quarter of 1997, as compared to $22 million for same period in the prior year. Amortization expense totaled $3 million for both the first quarter of 1997 and 1996. During the first three months of 1997, the Company's capital expenditures totaled $33 million for equipment and office facilities relating to continued enhancements of its data processing and telecommunications systems. In addition, the Company opened four new branch offices during the first three months of 1997 and three more during April 1997. As has been the case recently, capital expenditures will vary from period to period as business conditions change.
     During the first three months of 1997, the Company paid common stock cash dividends totaling $9 million, up from $7 million paid during the first three months of 1996.
     The Company monitors both the relative composition and absolute level of its capital structure. The Company's stockholders' equity at March 31, 1997 totaled $938 million. In addition, the Company had borrowings of $283 million that bear interest at a weighted-average rate of 6.46%. These borrowings, together with the Company's equity, provided total financial capital of $1,221 million at March 31, 1997, up $82 million, or 7% from the December 31, 1996 level of $1,139 million.

PART  II  -  OTHER  INFORMATION

Item 1.  Legal Proceedings

     The discussion of legal proceedings in Notes to Condensed Consolidated Financial Statements, under "Commitments and Contingencies" in Part I - Financial Information, Item 1., is incorporated herein by reference.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q.


Exhibit
Number   Exhibit
-------  ---------------------------------------------------------------------
10.166 The Charles Schwab Corporation 1987 Executive Officer Stock Option Plan, restated to include amendments through February 26, 1997, with form of Non-Qualified Stock Option Agreement (Executive Officer Stock Option Plan (1987)) attached, (supersedes Exhibit 10.159 to the Registrant's Form 10-Q for the quarter ended September 30, 1996).

10.167 The Charles Schwab Corporation 1987 Stock Option Plan, restated to include amendments through February 26, 1997, with form of Non-Qualified Stock Option Agreement attached, (supersedes Exhibit 10.160 to the Registrant's Form 10-Q for the quarter ended September 30,
         1996).

11.1     Computation of Earnings Per Share.

12.1     Computation of Ratio of Earnings to Fixed Charges.

27.1     Financial Data Schedule (electronic only).
------------------------------------------------------------------------------

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



                                       THE  CHARLES  SCHWAB  CORPORATION
                                                (Registrant)

Date:  May 14, 1997                      /s/ Steven L. Scheid
                                      ---------------------------
                                             Steven L. Scheid
                                      Executive Vice President and
                                        Chief Financial Officer