Form 10-Q
period 1997-06-30
SCHWAB CHARLES CORP
filed 1997-07-29
CIK 316709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997       Commission file number 1-9700



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

                                  Yes x No
                                      --   --
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               176,422,461* shares of $.01 par value Common Stock
                          Outstanding on July 18, 1997

* Excludes the effects of the three-for-two common stock split declared July 16, 1997, payable September 15, 1997.

                         THE CHARLES SCHWAB CORPORATION

                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 1997
                                      Index

                                                                           Page
                                                                           ----
Part I - Financial Information

     Item 1.      Condensed Consolidated Financial Statements:

                      Statement of Income                                    1
                      Balance Sheet                                          2
                      Statement of Cash Flows                                3
                      Notes                                                 4-6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      7-16

Part II - Other Information

     Item 1.      Legal Proceedings                                         17

     Item 2.      Changes in Securities                                     17

     Item 3.      Defaults Upon Senior Securities                           17

     Item 4.      Submission of Matters to a Vote of Security Holders       17

     Item 5.      Other Information                                         17

     Item 6.      Exhibits and Reports on Form 8-K                          18


Signature                                                                   19


FORWARD-LOOKING STATEMENTS In addition to historical information, this interim report contains forward-looking statements that reflect management's expectations. These statements relate to, among other things, Company contingencies, strategy, revenues, profit margin, sources of liquidity and capital expenditures. Achievement of the expressed expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from those expectations. See "Description of Business" in Management's Discussion and Analysis of Financial Condition and Results of Operations in this interim report for a discussion of important factors that may cause such differences.

                         THE CHARLES SCHWAB CORPORATION

                         Part 1 - FINANCIAL INFORMATION
               Item 1. Condensed Consolidated Financial Statements


                         THE CHARLES SCHWAB CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                     Three Months Ended        Six Months Ended
                                                           June 30,                 June 30,
                                                      1997        1996          1997        1996
                                                      -----       -----         -----       ----
Revenues
    Commissions                                    $  261,396  $  261,149   $   536,315  $  502,062
    Mutual fund service fees                          101,824      75,384       196,522     144,219
    Principal transactions                             63,598      73,119       132,733     134,753
    Interest revenue, net of interest expense(1)       82,485      62,405       159,208     121,349
    Other                                              21,481      19,726        41,660      36,181
----------------------------------------------------------------------------------------------------
Total                                                 530,784     491,783     1,066,438     938,564
----------------------------------------------------------------------------------------------------

Expenses Excluding Interest
    Compensation and benefits                         224,119     200,481       444,957     396,189
    Communications                                     45,511      44,346        91,212      87,300
    Occupancy and equipment                            38,490      33,117        73,904      63,093
    Depreciation and amortization                      29,686      23,353        57,459      48,104
    Advertising and market development                 25,954      17,844        61,789      40,047
    Commissions, clearance and floor brokerage         22,217      21,773        44,661      41,306
    Professional services                              16,573      10,210        30,454      23,645
    Other                                              22,491      21,960        45,939      40,511
----------------------------------------------------------------------------------------------------
Total                                                 425,041     373,084       850,375     740,195
----------------------------------------------------------------------------------------------------

Income before taxes on income                         105,743     118,699       216,063     198,369
Taxes on income                                        41,781      48,604        85,366      81,331
----------------------------------------------------------------------------------------------------

Net Income                                         $   63,962  $   70,095   $   130,697  $  117,038
====================================================================================================

Weighted-average number of common and
    common equivalent shares outstanding(2, 3)        181,091     179,250       180,959     179,069
====================================================================================================

Primary/Fully Diluted Earnings Per Share(3)        $      .35  $      .39   $       .72  $      .65
====================================================================================================

Dividends Declared Per Common Share(3)             $      .05  $      .04   $       .10  $      .08
====================================================================================================

(1) Interest revenue is presented net of interest expense. Interest expense for the three months ended June 30, 1997 and 1996 was $133,126 and $101,152, respectively. Interest expense for the six months ended June 30, 1997 and 1996 was $256,256 and $200,161, respectively.

(2)    Amounts shown are used to calculate primary earnings per share.

(3) Excludes the effects of the three-for-two common stock split declared July 16, 1997, payable September 15, 1997.

See Notes to Condensed Consolidated Financial Statements.

                         THE CHARLES SCHWAB CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                               June 30,      December 31,
                                                                                 1997           1996
                                                                                 ----           ----
Assets
Cash and cash equivalents                                                  $    733,454    $    633,317
Cash and investments required to be segregated under Federal or other regulations (including resale agreements of $5,125,028 in 1997
    and $6,069,930 in 1996)                                                   7,034,650       7,235,971
Receivable from brokers, dealers and clearing organizations                     295,623         230,943
Receivable from customers -- net                                              5,911,678       5,012,815
Securities owned -- at market value                                             189,979         127,866
Equipment, office facilities and property -- net                                332,664         315,376
Intangible assets -- net                                                         61,943          68,922
Other assets                                                                    118,307         153,558
--------------------------------------------------------------------------------------------------------

Total                                                                      $ 14,678,298    $ 13,778,768
========================================================================================================

Liabilities and Stockholders' Equity
Drafts payable                                                             $    209,317    $    225,136
Payable to brokers, dealers and clearing organizations                        1,053,450         877,742
Payable to customers                                                         11,768,347      11,176,836
Accrued expenses and other                                                      365,240         360,683
Borrowings                                                                      289,180         283,816
--------------------------------------------------------------------------------------------------------
Total liabilities                                                            13,685,534      12,924,213
--------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Preferred stock -- 9,940 shares authorized; $.01 par value per share; none issued
    Common stock -- 500,000 shares authorized; $.01 par value per share;
        178,459 shares issued in 1997 and 1996*                                   1,785           1,785
    Additional paid-in capital                                                  227,557         200,857
    Retained earnings                                                           836,211         723,085
    Treasury stock -- 2,137 shares in 1997 and 3,391 shares in 1996,
         at cost*                                                               (55,065)        (60,277)
    Unearned ESOP shares                                                         (3,483)         (5,517)
    Unamortized restricted stock compensation                                   (15,870)         (8,658)
    Foreign currency translation adjustment                                       1,629           3,280
--------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                      992,764         854,555
--------------------------------------------------------------------------------------------------------

Total                                                                      $ 14,678,298    $ 13,778,768
========================================================================================================

* Excludes the effects of the three-for-two common stock split declared July 16, 1997, payable September 15, 1997.

See Notes to Condensed Consolidated Financial Statements.

                         THE CHARLES SCHWAB CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                    Six Months Ended
                                                                         June 30,
                                                                    1997         1996
                                                                    -----        ----
Cash flows from operating activities
Net income                                                       $  130,697   $  117,038
    Noncash items included in net income:
        Depreciation and amortization                                57,459       48,104
        Deferred income taxes                                        (8,553)      (1,844)
        Stock compensation                                           13,300       10,774
        Other                                                         1,643        2,877
    Change in securities owned--at market value                     (62,113)     (22,090)
    Change in other assets                                           43,710       57,168
    Change in accrued expenses and other                             25,785       15,949
-----------------------------------------------------------------------------------------
Net cash provided before change in customer-related balances        201,928      227,976
-----------------------------------------------------------------------------------------

Change in customer-related balances:
    Payable to customers                                            595,674      503,871
    Receivable from customers                                      (900,557)    (719,446)
    Drafts payable                                                  (15,871)     (56,688)
    Payable to brokers, dealers and clearing organizations          176,030       29,387
    Receivable from brokers, dealers and clearing organizations     (66,250)     (11,214)
    Cash and investments required to be segregated under
       Federal or other regulations                                 197,937      259,392
-----------------------------------------------------------------------------------------
Net change in customer-related balances                             (13,037)       5,302
-----------------------------------------------------------------------------------------
Net cash provided by operating activities                           188,891      233,278
-----------------------------------------------------------------------------------------

Cash flows from investing activities
Purchase of equipment, office facilities and property--net          (69,621)     (78,976)
Cash payments for business acquired                                               (3,709)
-----------------------------------------------------------------------------------------
Net cash used by investing activities                               (69,621)     (82,685)
-----------------------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from borrowings                                             10,000       54,000
Purchase of treasury stock                                          (15,702)      (1,024)
Dividends paid                                                      (17,571)     (13,983)
Other                                                                 3,590        2,894
-----------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                    (19,683)      41,887
-----------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents            550          (84)
-----------------------------------------------------------------------------------------

Increase in cash and cash equivalents                               100,137      192,396
Cash and cash equivalents at beginning of period                    633,317      454,996
-----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $  733,454   $  647,392
=========================================================================================

See Notes to Condensed Consolidated Financial Statements.

                         THE CHARLES SCHWAB CORPORATION

                               NOTES TO CONDENSED
                             CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                   (Unaudited)

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements include The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company). CSC is a holding company engaged, through its subsidiaries, in securities brokerage and related financial services. CSC's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer with 254 branch offices in 47 states, the Commonwealth of Puerto Rico and the United Kingdom, and four regional telephone service centers. Another subsidiary, Mayer & Schweitzer, Inc. (M&S), is a market maker in Nasdaq securities that provides trade execution services to broker-dealers, including Schwab, and institutional customers. ShareLink, a subsidiary located in the United Kingdom, is a retail discount securities brokerage firm.

      These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders, which are incorporated by reference in the Company's 1996 Annual Report on Form 10-K, and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

      Prior periods' financial statements have been reclassified to conform to the 1997 presentation.

New Accounting Standards

      Statement of Financial Accounting Standards (SFAS) No. 125 -- Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was adopted by the Company effective January 1, 1997, except for certain financial assets for which the effective date has been delayed until 1998 by SFAS No. 127 -- Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The adoption of this statement did not have an effect on the Company's financial position, results of operations, earnings per share or cash flows.

      SFAS No. 128 -- Earnings per Share, was issued by the Financial Accounting Standards Board (FASB) in February 1997. The Company is required to adopt this statement at December 31, 1997.

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

      If this statement had been in effect during the current and prior year periods, basic EPS would have been $.37 and $.41 for the quarters ended June 30, 1997 and 1996, respectively and $.75 and $.68 for the six-month periods ended June 30, 1997 and 1996, respectively. Diluted EPS would have been the same as primary and fully diluted EPS currently reported for the periods.

      SFAS No. 129 -- Disclosure of Information about Capital Structure, was issued by the FASB in February 1997. The Company is required to adopt this statement at December 31, 1997. This statement establishes standards for disclosing information about the Company's capital structure. The adoption of this statement will not have an effect on the Company's financial position, results of operations, earnings per share or cash flows.

      SFAS No. 130 -- Reporting Comprehensive Income, and SFAS No. 131 -- Disclosures about Segments of an Enterprise and Related Information, were issued by the FASB in June 1997 and are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income, which includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. SFAS No. 131 establishes standards for disclosures related to business operating segments. The adoption of these statements will not have an effect on the Company's financial position, results of operations, earnings per share or cash flows.

Commitments and Contingencies

      M&S has been named as one of thirty-five defendant market-making firms in a consolidated class action, In re: Nasdaq Market-Makers Antitrust Litigation, which is pending in the United States District Court for the Southern District of New York pursuant to an order of the Judicial Panel on Multidistrict Litigation. On December 16, 1994, the plaintiffs filed a consolidated amended complaint purportedly on behalf of certain persons who purchased or sold Nasdaq securities during the period May 1, 1989 through May 27, 1994. On August 22, 1995, a second consolidated amended class action complaint was filed. On
November 26, 1996, a plaintiff class consisting of retail investors was certified by the Court. On April 14, 1997, a plaintiff class consisting of institutional investors was also certified. The consolidated complaint generally alleges an illegal combination and conspiracy among the defendant market makers to fix and maintain the spreads between the bid and ask prices of certain Nasdaq securities. The consolidated complaint seeks damages based upon joint and several liability, as well as injunctive and declaratory relief and attorneys fees, but does not set forth any specific amount of damages, although it requests that the actual damages be trebled where permitted by statute. Pre-trial discovery is ongoing. Between April 9, 1997 and June 6, 1997, plaintiffs reached proposed settlements with three defendants and motions to approve those settlements are pending before the Court. Although the ultimate outcome of this consolidated action cannot be determined at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with outside legal counsel, that the resolution of this action will not have a material adverse impact on the financial condition of the Company; however, there could be a material adverse impact on operating results in future periods, depending in part on the results for such periods.

      On July 16, 1996, the Department of Justice filed a civil action in the United States District Court for the Southern District of New York, United States of America v. Alex Brown & Sons, Inc., et al., against M&S and twenty-three other market makers in Nasdaq securities alleging violations of the federal antitrust laws in connection with certain customs and practices. On July 16, 1996, the twenty-four market-maker defendants, including M&S, entered into a Stipulation and Order resolving the civil action. Under the Stipulation, the parties agreed that the defendants would not engage in certain types of market-making activities and would take specific steps to assure compliance with the agreement. No fines or damages were assessed. On April 23, 1997, the Court approved the Stipulation and Order. Certain objecting parties have appealed the Court's approval of the Stipulation and Order to the United States Court of Appeals for the Second Circuit, which has not yet set a date for hearing the appeal. If the Stipulation and Order is finally approved, after all periods for appeal have passed, the civil action will be dismissed.

      Between August 12, 1993 and November 17, 1995, Schwab was named as a defendant in eleven class action lawsuits in seven states. One of the actions was voluntarily dismissed and four have been resolved favorably to Schwab on the grounds that the claims asserted are preempted by federal law. The remaining six cases are still pending in state courts in Texas, Illinois, California and Louisiana. The class actions all purport to be brought on behalf of customers of Schwab who purchased or sold securities for which Schwab received payments from the market maker, stock dealer or third party who executed the transaction. The complaints generally allege that Schwab failed to disclose and remit such payments to members of the class, and generally seek damages equal to the payments received by Schwab. The action in Texas has been stayed. The actions in Illinois and California have been dismissed on the grounds that the claims asserted are preempted by federal law. Plaintiffs have filed appeals in both cases.

      On June 30, 1995, the action in Civil District Court for the Parish of Orleans in Louisiana was certified on behalf of a class of Louisiana residents who purchased or sold securities through Schwab between February 1, 1985 and February 1, 1995 for which Schwab received monetary payments from the market maker or stock dealer who executed the transaction. The class certification was affirmed by the Louisiana Court of Appeals on February 29, 1996. The action is currently on appeal, by order of the Louisiana Supreme Court, from the trial Court's denial of Schwab's motion to dismiss on the grounds of federal preemption.

      On August 16, 1995, the action in Civil District Court for the Parish of Natchitoches in Louisiana was certified on behalf of a class of residents of all states who purchased or sold securities through Schwab since 1985 for which Schwab received monetary payments from the market maker or the third party who executed the transaction. The class certification was affirmed by the Louisiana Court of Appeals on December 2, 1996. The Natchitoches action is currently set for trial on September 22, 1997, although Schwab has filed a motion to dismiss on the grounds of federal preemption. Should the case go to trial, it potentially could result in an adverse judgment against Schwab, in a material amount, that would be subject to appeal. Although the results of legal proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with outside legal counsel, that the ultimate outcome of these actions will not have a material adverse impact on the financial condition of the Company or its results of operations.

      There are various other lawsuits pending against the Company which, in the opinion of management, will be resolved with no material impact on the Company's financial position or results of operations.

Regulatory Requirements

      Schwab and M&S are subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule) and each compute net capital under the alternative method permitted by this Rule, which requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from customer transactions or a minimum dollar amount, which is based on the type of business conducted by the broker-dealer. The minimum dollar amount for both Schwab and M&S is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement. At June 30, 1997, Schwab's net capital was $624 million (10% of aggregate debit balances), which was $500 million in excess of its minimum required net capital and $315 million in excess of 5% of aggregate debit balances. At June 30, 1997, M&S' net capital was $8 million (331% of aggregate debit balances), which was $7 million in excess of its minimum required net capital.

      Schwab and ShareLink had portions of their cash and investments segregated for the exclusive benefit of customers at June 30, 1997, in accordance with applicable regulations. M&S had no such cash reserve requirement at June 30, 1997.

Cash Flow Information

      Certain information affecting the cash flows of the Company follows (in thousands):

                                       Six Months
                                         Ended
                                        June 30,

                                     1997       1996
                                     ----       ----

Income taxes paid                 $   67,961 $   52,811
                                  ========== ==========

Interest paid:
   Customer cash balances         $  221,877 $  173,213
   Stock-lending activities           16,929     11,031
   Borrowings                          9,144      7,673
   Other                               4,102      3,964
                                  ---------- ----------

Total interest paid               $  252,052 $  195,881
                                  ========== ==========

Subsequent Event

      On July 16, 1997, the Board of Directors approved a three-for-two split of the Company's common stock, which will be effected in the form of a 50% stock dividend. The stock dividend is payable September 15, 1997 to stockholders of record August 14, 1997. Share and per share data have not been restated to reflect this transaction.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             Description of Business

      The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide securities brokerage and related financial services for over 4.4 million active customer accounts(a). Customer assets totaled $306.3 billion at June 30, 1997. CSC's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer with 254 branch offices in 47 states, the Commonwealth of Puerto Rico and the United Kingdom. Another subsidiary, Mayer & Schweitzer, Inc. (M&S), a market maker in Nasdaq securities, provides trade execution services to broker-dealers and institutional customers. ShareLink, a subsidiary located in the United Kingdom, is a retail discount securities brokerage firm.

      In May 1997, the Company was added to the Standard & Poor's 500 Index under the investment banking/brokerage industry group.

      The Company's strategy is to attract and retain customer assets by focusing on a number of areas within the financial services industry -- retail brokerage, mutual funds, support services for independent investment managers, equity securities market-making, electronic brokerage and 401(k) defined contribution plans. To pursue its strategy and its objective of long-term profitable growth, the Company plans to continue to leverage its competitive advantages. These advantages include advertising and marketing programs that have created a national brand, a broad range of products and services, diverse delivery systems and an ongoing investment in technology.

      The Company's nationwide advertising and marketing programs are designed to distinguish the Schwab brand as well as its products and services. These programs helped the Company open 290,000 new customer accounts and gather $11.1 billion in net new customer assets during the second quarter of 1997.

     The Company offers a broad range of products and services to meet customers' investment and financial needs at prices that management believes represent superior value. The Company's branch office network assists investors in developing asset allocation strategies and evaluating their investment choices. Branch staff also refer investors who desire additional guidance to independent fee-compensated investment managers through the Schwab AdvisorSource(trademark) service. The Company is continuing to enhance and broaden the Mutual Fund OneSource(registered trademark) service, which provides customers with the ability to invest in 750 mutual funds from 106 fund families without incurring transaction fees. During the second quarter of 1997, the Company began to offer futures and commodities trading to certain of its most active customers.

     The Company invests in diverse delivery systems that support the Company's customer service standards. During the second quarter of 1997, the Company opened 15 new domestic branch offices, and established new subsidiaries in the Cayman Islands and Hong Kong. In addition to its branch office network, the Company maintains four regional telephone service centers as well as electronic brokerage channels that provide customers with online and telephonic access. Online channels include PC-based services such as SchwabLink(registered trademark) -- a service for investment managers, StreetSmart(registered trademark) -- Schwab's desktop trading software, e.Schwab(trademark) -- an online investing account, and SchwabNOW!(trademark) -- which provides information and trading services through Schwab's World Wide Web site. Telephonic channels include TeleBroker(registered trademark) -- Schwab's touch-tone telephone trading service, and VoiceBroker(trademark) -- Schwab's service that uses voice recognition technology to provide individual investors with real-time quotes.

--------
(a) Accounts with balances or activity within the preceding twelve months.

      The Company's ongoing investment in technology is a key element in providing fast and consistent customer service, and reducing processing costs. The Company is a forerunner in placing technology in the hands of customers. During the second quarter of 1997, Schwab enhanced VoiceBroker(trademark) to provide real-time quotes on equity options. Also during the second quarter of 1997, Schwab added features to SchwabPlan(registered trademark), its comprehensive 401(k) retirement plan offering, allowing plan participants access to their accounts through the Internet.

      The Company faces significant competition from full commission and discount brokerage firms, as well as mutual fund companies. Increasingly, competition has come from banks, software development companies, insurance companies and others as they expand their product lines. Some of these competitors have significantly greater resources than the Company. A general trend of consolidation in financial services has attracted new competitors and strengthened existing ones. This competition may negatively impact the Company's revenue growth and profit margin.

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

      In addition to historical information, this interim report contains forward-looking statements that reflect management's expectations. These statements relate to, among other things, Company contingencies (see "Commitments and Contingencies" note in the Notes to Condensed Consolidated Financial Statements, and Principal Transactions), strategy (see Description of Business), revenues (see Principal Transactions), profit margin (see Principal Transactions), sources of liquidity (see Liquidity and Capital
Resources-Liquidity)   and  capital  expenditures  (see  Liquidity  and  Capital
Resources-Cash  Flows  and  Capital  Resources).  Achievement  of the  expressed expectations  is subject to certain  risks and  uncertainties  that could  cause actual results to differ materially from those expectations. Important factors that may cause such differences are noted throughout this interim report and include, but are not limited to: the effect of customer trading patterns on
Company revenues and earnings; changes in technology; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry customs and practices adversely affecting the Company; the uncertainties of litigation; changes in revenues and profit margin due to cyclical securities markets and interest rates; and a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes.


                        Three Months Ended June 30, 1997
                         Compared To Three Months Ended
                                  June 30, 1996

Financial Overview

      Net income for the second quarter of 1997 totaled $64 million, down 9% from second quarter 1996 net income of $70 million. Earnings per share for the second quarter of 1997 decreased 10% to $.35 per share from $.39 per share for the second quarter of 1996. Share and per share data have not been restated to reflect the effects of the three-for-two common stock split declared July 16, 1997, payable September 15, 1997.

      Second quarter 1997 revenues were $531 million, up 8% from $492 million for the second quarter of 1996, as mutual fund service fees and interest revenue, net of interest expense (referred to as net interest revenue), each increased by more than 30%, primarily due to an increase in customer assets. These increases were partially offset by lower principal transaction revenues. Second quarter 1997 commission revenues were unchanged. During the second quarter of 1997, total daily average trades, which include revenue trades and Mutual Fund OneSource(registered trademark) trades, totaled 96,500, up 12% from 86,400 daily average trades for the same period last year. The Company's strategy of placing technology in the hands of customers and providing diverse delivery systems has facilitated growth in electronic trading at Schwab. A total of 36,800 daily average trades were generated through online brokerage channels during the second quarter of 1997, up 88% from 19,600 daily average trades for the same period last year. Additionally, a total of 12,700 daily average trades were generated through TeleBroker(registered trademark) during the second quarter of 1997, down 15% from 14,900 daily average trades for the same period last year, reflecting the higher proportion of trades placed through online brokerage channels.

      Assets in Schwab customer accounts totaled $306.3 billion at June 30, 1997, an increase of $89.6 billion, or 41%, from a year ago as shown in the table below. This $89.6 billion increase resulted from a $54.2 billion net inflow of Schwab customer assets and net market gains of $35.4 billion.

--------------------------------------------------------------------------------
Assets in Schwab
   Customer Accounts                                        June 30,     Percent
   (in billions)                                         1997     1996   Change
--------------------------------------------------------------------------------
Cash and equivalents:
   SchwabFunds(registered trademark) money
     market funds                                      $ 43.8   $   33.5     31%
   Schwab One(registered trademark) and other
     cash equivalents                                    11.1        8.7     28
Net securities:
   Mutual Fund Marketplace(registered trademark) (1):
     Mutual Fund OneSource(registered trademark)         49.5       33.5     48
     All other                                           42.9       31.5     36
--------------------------------------------------------------------------------
       Total Mutual Fund
         Marketplace                                     92.4       65.0     42
   Equity and other securities (1)                      130.4       87.0     50
   SchwabFunds equity and
     bond funds                                           5.4        2.8     93
   Fixed income securities                               29.3       24.3     21
   Margin loans outstanding                              (6.1)      (4.6)    33
--------------------------------------------------------------------------------
Total assets in Schwab
   customer accounts                                  $ 306.3    $ 216.7     41
================================================================================
(1) Excludes money market funds and all of Schwab's proprietary money market, equity and bond funds.

      Total operating expenses excluding interest during the second quarter of 1997 were $425 million, up 14% from $373 million for the second quarter of 1996, primarily resulting from additional staff to support the Company's growth and expansion, as well as an increase in advertising and market development spending.

      The after-tax profit margin for the second quarter of 1997 was 12.1%, down from 14.3% for the second quarter of 1996. The annualized return on stockholders' equity for the second quarter of 1997 was 27%, down from 39% for the second quarter of 1996, reflecting the Company's higher equity base in the second quarter of 1997.

Commissions

      Commission revenues for the Company were $261 million for both the second quarter of 1997 and of 1996. The Company earns commissions when acting as an agent and principal transaction revenues when acting as a principal or a market maker.

      Commissions earned on customer revenue trades, excluding commissions on trades with specialists, were $260 million for both the second quarter of 1997 and of 1996. Daily average revenue trades were 64,000 in the second quarter of 1997, compared to 57,500 for the comparable period in 1996. The Company's total revenue trades have increased as its customer base has continued to grow. However, this increase was offset by a decline in average commission per revenue trade. Average commission per revenue trade declined due to a higher proportion of trades placed through electronic brokerage channels, which provide additional commission discounts from the Company's standard rates.

------------------------------------------------------------
                                    Three Months
Commissions Earned                     Ended
   on Customer Revenue                June 30,      Percent
   Trades                          1997      1996    Change
------------------------------------------------------------
Customer accounts that
   traded during the quarter
   (in thousands)                 1,000         937      7%
Average customer
   revenue trades
   per account                     4.09        3.86      6
Total revenue
   trades (in thousands)          4,091       3,620     13
Average commission
   per revenue trade             $63.59      $71.79    (11)
Commissions earned
   on customer revenue
   trades (in millions)          $  260      $  260    ---
============================================================

      Attracting new customer accounts is important in generating commission revenues. Schwab added 290,000 new customer accounts during the second quarter of 1997, an increase of 10% from the 264,000 new accounts added during the second quarter of 1996.

Mutual Fund Service Fees

     Mutual fund service fees increased $26 million, or 35%, to $102 million in the second quarter of 1997 from the comparable period in 1996. This increase was primarily attributable to significant increases in customer assets in funds purchased through Schwab's Mutual Fund OneSource(registered trademark) service, and in customer assets in Schwab's proprietary funds, collectively referred to as the SchwabFunds(registered trademark) (see Assets in Schwab Customer Accounts table above). Fees are earned for record keeping and shareholder services provided to funds in the Mutual Fund OneSource service, and for transfer agent services, shareholder services, administration and investment management provided to the SchwabFunds.

Principal Transactions

      Principal transaction revenues decreased $10 million, or 13%, to $64 million in the second quarter of 1997 from the comparable period in 1996. This decrease was primarily due to lower average revenue per principal transaction (see discussion below) and lower trading volume handled by M&S.

      In August 1996, the Securities and Exchange Commission (SEC) adopted certain new rules and rule amendments, known as the Order Handling Rules, which significantly alter the manner in which orders related to both Nasdaq and listed securities are handled. These rules became effective on January 20, 1997, with respect to exchange-listed securities and a limited number of Nasdaq securities, and are being phased in with respect to additional Nasdaq securities during 1997.

      Additionally, in June 1997, most major U.S. securities markets, including Nasdaq and the New York Stock Exchange, began quoting and trading securities in increments of one-sixteenth dollar per share instead of one-eighth dollar per share for most securities, and these markets are currently considering a further change to decimal pricing. Mainly as a result of these regulatory changes and changes in industry customs and practices, average revenue per principal transaction declined during the second quarter of 1997 as compared to the second quarter of 1996. These and future regulatory changes and changes in industry customs and practices are expected to result in further significant declines in average revenue per principal transaction, and are expected to have a material adverse impact on M&S' revenues and profit margin.

      During 1994, the SEC commenced an investigation into the Nasdaq market and the activities of broker-dealers, including M&S, who act as market makers in Nasdaq securities. M&S has provided documents and testimony and is cooperating with the SEC investigation, which the SEC has stated is continuing.

      See "Commitments and Contingencies" note in the Notes to Condensed Consolidated Financial Statements regarding certain civil litigation relating to various principal transaction activities.

Net Interest Revenue

      Net interest revenue increased $20 million, or 32%, to $82 million in the second quarter of 1997 from the comparable period in 1996 as shown in the following table (in millions):

------------------------------------------------------------
                                              Three Months
                                                  Ended
                                                 June 30,
                                             1997       1996
------------------------------------------------------------
Interest Revenue
Margin loans to customers                   $ 111      $  84
Investments, customer-related                  96         74
Other                                           8          5
------------------------------------------------------------
Total                                         215        163
------------------------------------------------------------

Interest Expense
Customer cash balances                        116         87
Stock-lending activities                       10          7
Borrowings                                      5          5
Other                                           2          2
------------------------------------------------------------
Total                                         133        101
------------------------------------------------------------

Net Interest Revenue                        $  82      $  62
============================================================


      Customer-related daily average balances, interest rates and average net interest margin for the second quarters of 1997 and 1996 are summarized in the following table (dollars in millions):

-----------------------------------------------------------------
                                              Three Months Ended
                                                   June 30,
                                                1997      1996
-----------------------------------------------------------------
Interest-Earning Assets (customer-related):
Investments:
  Average balance outstanding                 $ 7,193     $5,655
  Average interest rate                         5.36%      5.24%
Margin loans to customers:
  Average balance outstanding                 $ 5,774     $4,483
  Average interest rate                         7.73%      7.54%
Average yield on interest-earning assets        6.42%      6.26%
Funding Sources (customer-related
   and other):
Interest-bearing customer cash balances:
  Average balance outstanding                 $10,406     $8,079
  Average interest rate                         4.47%      4.32%
Other interest-bearing sources:
  Average balance outstanding                 $ 1,108     $  778
  Average interest rate                         4.56%      4.31%
Average noninterest-bearing portion           $ 1,453     $1,281
Average interest rate on funding sources        3.98%      3.77%
Summary:
  Average yield on interest-earning assets      6.42%      6.26%
  Average interest rate on funding sources      3.98%      3.77%
-----------------------------------------------------------------
Average net interest margin                     2.44%      2.49%
=================================================================

      The increase in net interest revenue from the prior year's second quarter was primarily due to higher levels of average earning assets.

Expenses Excluding Interest

      Compensation and benefits expense for the second quarter of 1997 increased $24 million, or 12%, to $224 million from the prior year's second quarter primarily due to an increase in salaries and wages resulting from a larger number of employees, partially offset by a decrease in variable compensation. During the second quarters of 1997 and 1996, variable compensation represented 20% and 31%, respectively, of total compensation and benefits expense. At June 30, 1997, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of approximately 11,200 full-time employees, compared to approximately 9,400 at June 30, 1996. Compensation for temporary employees, contractors and overtime hours accounted for $33 million and $20 million of total compensation and benefits expense during the second quarters of 1997 and 1996, respectively.

     Advertising and market development expense increased $8 million, or 45%, to $26 million from the prior year's second quarter primarily due to increased media, print and direct mail advertisements relating to campaigns covering Mutual Fund OneSource(registered trademark) and online investing services, as well as new product and service offerings.

      The Company's effective income tax rate for the second quarter of 1997 was 39.5% compared to 40.9% for the comparable period in 1996.


                         Six Months Ended June 30, 1997
                          Compared To Six Months Ended
                                  June 30, 1996

Financial Overview

      Net income for the first half of 1997 totaled $131 million, up 12% from first half 1996 net income of $117 million. Earnings per share for the first half of 1997 increased 11% to $.72 per share from $.65 per share for the first half of 1996.

      Revenues for the first six months of 1997 were $1,066 million, up 14% from $939 million for the first six months of 1996, due to increases in all revenue categories except for a decline in principal transaction revenues. During the first half of 1997, total daily average trades, which include revenue trades and Mutual Fund OneSource trades, totaled 100,400, up 20% from 83,500 daily average trades for the same period last year. A total of 34,800 daily average trades were generated through online brokerage channels during the first half of 1997, up 83% from 19,000 daily average trades for the same period last year. A total of 13,300 daily average trades were generated through TeleBroker(registered trademark) during the first half of 1997, down 6% from 14,100 daily average trades for the same period last year.

      Total operating expenses excluding interest during the first half of 1997 were $850 million, up 15% from $740 million for the first half of 1996, primarily resulting from additional staff to support the Company's growth and expansion, as well as an increase in advertising and market development spending.

      The after-tax profit margin for the first half of 1997 was 12.3%, down from 12.5% for the first half of 1996. The annualized return on stockholders' equity for the first half of 1997 was 28%, down from 34% for the first half of 1996, reflecting the Company's higher equity base in the first half of 1997.

Commissions

      Commission revenues for the Company were $536 million for the first half of 1997, up $34 million, or 7%, from the first half of 1996. Commissions earned on customer revenue trades, excluding commissions on trades with specialists, were $533 million for the first half of 1997, compared to $498 million for the first half of 1996. Daily average revenue trades were 66,000 in the first half of 1997, compared to 55,600 for the comparable period in 1996. The Company's total revenue trades have increased as its customer base has continued to grow. However, this increase was partially offset by a decline in average commission per revenue trade. Average commission per revenue trade declined due to a higher proportion of trades placed through electronic brokerage channels, which provide additional commission discounts from the Company's standard rates.

------------------------------------------------------------
                                     Six Months
Commissions Earned                     Ended
   on Customer Revenue                June 30,       Percent
   Trades                          1997      1996     Change
------------------------------------------------------------
Customer accounts that
   traded during the period
   (in thousands)                 1,541       1,352     14%
Average customer
   revenue trades
   per account                     5.35        5.18      3
Total revenue
   trades (in thousands)          8,251       7,009     18
Average commission
   per revenue trade             $64.57      $71.11     (9)
Commissions earned
   on customer revenue
   trades (in millions)         $   533     $   498      7
============================================================

      Schwab added a record 587,000 new customer accounts during the first half of 1997, an increase of 15% from the 509,000 new accounts added during the first half of 1996.

Mutual Fund Service Fees

      Mutual fund service fees increased $52 million, or 36%, to $197 million in the first half of 1997 from the comparable period in 1996. This increase between the six-month periods is generally attributable to the factors described in the comparison between the three-month periods.

Principal Transactions

      Principal transaction revenues decreased $2 million, or 1%, to $133 million in the first half of 1997 from the comparable period in 1996. This decrease was primarily due to lower average revenue per principal transaction mainly due to the impact of regulatory changes and changes in industry customs and practices (see discussion in the comparison between the three-month periods), partially offset by higher trading volume handled by M&S.

Net Interest Revenue

      Net interest revenue increased $38 million, or 31%, to $159 million in the first half of 1997 from the comparable period in 1996 as shown in the following table (in millions):

------------------------------------------------------------
                                               Six Months
                                                  Ended
                                                June 30,
                                             1997      1996
------------------------------------------------------------

Interest Revenue
Margin loans to customers                    $210      $161
Investments, customer-related                 190       149
Other                                          15        11
------------------------------------------------------------
Total                                         415       321
------------------------------------------------------------

Interest Expense
Customer cash balances                        225       173
Stock-lending activities                       18        12
Borrowings                                      9         9
Other                                           4         6
------------------------------------------------------------
Total                                         256       200
------------------------------------------------------------

Net Interest Revenue                         $159      $121
============================================================


      Customer-related daily average balances, interest rates and average net interest margin for the first six months of 1997 and 1996 are summarized in the following table (dollars in millions):

------------------------------------------------------------------
                                                Six Months Ended
                                                    June 30,
                                                 1997      1996
------------------------------------------------------------------
Interest-Earning Assets (customer-related):
Investments:
  Average balance outstanding                  $ 7,211     $5,646
  Average interest rate                          5.32%      5.32%
Margin loans to customers:
  Average balance outstanding                  $ 5,563     $4,255
  Average interest rate                          7.62%      7.60%
Average yield on interest-earning assets         6.32%      6.30%
Funding Sources (customer-related
   and other):
Interest-bearing customer cash balances:
  Average balance outstanding                  $10,253     $7,935
  Average interest rate                          4.42%      4.39%
Other interest-bearing sources:
  Average balance outstanding                  $ 1,043     $  713
  Average interest rate                          4.47%      4.37%
Average noninterest-bearing portion            $ 1,478     $1,253
Average interest rate on funding sources         3.91%      3.83%
Summary:
  Average yield on interest-earning assets       6.32%      6.30%
  Average interest rate on funding sources       3.91%      3.83%
------------------------------------------------------------------
Average net interest margin                      2.41%      2.47%
==================================================================
      The increase in net interest revenue from the prior year's first half was primarily due to higher levels of average earning assets.

Expenses Excluding Interest

      Compensation and benefits expense for the first half of 1997 increased $49 million, or 12%, to $445 million from the prior year's first half primarily due to an increase in salaries and wages resulting from a larger number of employees, partially offset by a decrease in variable compensation. During the first six months of 1997 and 1996, variable compensation represented 21% and 28%, respectively, of total compensation and benefits expense. Compensation for temporary employees, contractors and overtime hours accounted for $64 million and $43 million of total compensation and benefits expense during the first six months of 1997 and 1996, respectively.

      Advertising and market development expense increased $22 million, or 54%, to $62 million from the prior year's first half. This increase between the six-month periods is generally attributable to the factors described in the comparison between the three-month periods.

      The Company's effective income tax rate for the first half of 1997 was 39.5% compared to 41.0% for the comparable period in 1996.


                         Liquidity and Capital Resources

Liquidity

Schwab

      Liquidity needs relating to customer trading and margin borrowing activities are met primarily through cash balances in customer accounts, which totaled $11.4 billion and $10.9 billion at June 30, 1997 and December 31, 1996, respectively. Earnings from Schwab's operations are the primary source of liquidity for capital expenditures and investments in new services, marketing and technology. Management believes that customer cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.

      To manage Schwab's regulatory capital position, CSC provides Schwab with a $250 million subordinated revolving credit facility maturing in September 1998, of which $220 million was outstanding at June 30, 1997. At quarter end, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from CSC maturing in 1999. Borrowings under these subordinated lending arrangements qualify as regulatory capital for Schwab.

      For use in its brokerage operations, Schwab maintained uncommitted, unsecured bank credit lines totaling $550 million at June 30, 1997. Schwab used such borrowings for six days during the first six months of 1997, with the daily amounts borrowed averaging $54 million. These lines were unused at June 30, 1997.

M&S

      M&S' liquidity needs are generally met through earnings generated by its operations. Most of M&S' assets are liquid, consisting primarily of receivables from brokers, dealers and clearing organizations, marketable securities, and cash and cash equivalents. M&S may borrow up to $35 million under a subordinated lending arrangement with CSC. Borrowings under this arrangement qualify as regulatory capital for M&S. This facility was unused at June 30, 1997.

CSC

      CSC's liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. Schwab and M&S are subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations would prohibit Schwab and M&S from repaying subordinated borrowings to CSC, paying cash dividends, or making any unsecured advances or loans to their parent or employees if such payment would result in net capital of less than 5% of their aggregate debit balances or less than 120% of their minimum dollar amount requirement of $1 million. At June 30, 1997, Schwab had $624 million of net capital (10% of aggregate debit balances), which was $500 million in excess of its minimum required net capital. At June 30, 1997, M&S had $8 million of net capital (331% of aggregate debit balances), which was $7 million in excess of its minimum required net capital. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs and maintaining Schwab's and M&S' net capital.

      CSC has individual liquidity needs that arise from its issued and outstanding $288 million Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, common stock repurchases and acquisitions. The Medium-Term Notes have maturities ranging from 1997 to 2005 and fixed interest rates ranging from 5.32% to 7.72% with interest payable semiannually. The Medium-Term Notes are rated A3 by Moody's Investors Service and BBB+ by Standard & Poor's Ratings Group.

      As of June 30, 1997, CSC had a prospectus supplement on file with the SEC enabling CSC to issue up to $196 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At June 30, 1997, $186 million of these notes remained unissued.

      CSC may borrow under its $350 million committed, unsecured credit facility with a group of 11 banks through June 1998. The funds are available for general corporate purposes for which CSC pays a commitment fee on the unused balance. The terms of this facility require CSC to maintain a minimum level of stockholders' equity and Schwab and M&S to maintain minimum levels of net capital, as defined. This facility was not used in the first half of 1997.

      See   "Commitments  and   Contingencies"   note  in  Part  I  -  Financial
Information, Item 1., Notes to Condensed Consolidated Financial Statements.

Cash Flows and Capital Resources

      Net income plus depreciation and amortization was $188 million for the first six months of 1997, up 14% from $165 million for the first six months of 1996. Depreciation and amortization expense related to equipment, office facilities and property totaled $52 million for the first half of 1997, as compared to $42 million for the same period in the prior year. Amortization expense related to intangible assets totaled $5 million and $6 million for the first six-month periods of 1997 and 1996, respectively.

      During the first six months of 1997, the Company's capital expenditures totaled $70 million for equipment and office facilities relating to continued enhancements of its data processing and telecommunications systems. In addition, the Company opened 19 new branch offices during the first six months of 1997, compared to eight branch offices opened during the comparable period in 1996. As has been the case recently, capital expenditures will vary from period to period as business conditions change.

      The Company issued $10 million in Medium-Term Notes during the first half of 1997.

      During the first six months of 1997, the Company repurchased and recorded as treasury stock a total of 500,000 shares of its common stock for approximately $16 million. As of June 30, 1997, authorization granted by the Company's Board of Directors allowed for the repurchase of an additional 871,000 shares.

      In July 1997, the Board of Directors approved a three-for-two split of the Company's common stock, which will be effected in the form of a 50% stock dividend. The stock dividend is payable September 15, 1997 to stockholders of record August 14, 1997. Share and per share data have not been restated to reflect this transaction.

      During the first six months of 1997, the Company paid common stock cash dividends totaling $18 million, up from $14 million paid during the first six months of 1996.

      The Company monitors both the relative composition and absolute level of its capital structure. The Company's stockholders' equity at June 30, 1997 totaled $993 million. In addition, the Company had borrowings of $289 million that bear interest at a weighted-average rate of 6.50%. These borrowings, together with the Company's equity, provided total financial capital of $1,282 million at June 30, 1997, up $143 million, or 13% from the December 31, 1996 level of $1,139 million.

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings

      The  discussion of legal  proceedings  in Notes to Condensed  Consolidated
Financial  Statements,  under  "Commitments  and  Contingencies"  in  Part  I  -
Financial Information, Item 1., as well as in "Principal Transactions" in Management's Discussion and Analysis in Part I, Item 2., is incorporated herein by reference.

Item 2.     Changes in Securities

      None.

Item 3.     Defaults Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      At the Company's Annual Meeting of Stockholders held on May 12, 1997, its stockholders voted upon the following proposals (share amounts have not been restated to reflect the effects of the three-for-two common stock split declared July 16, 1997, payable September 15, 1997):

Proposal No. 1 - Election of Three Directors:

                                  Shares          Shares
                                    For           Against
                                  ------          -------
David S. Pottruck              158,419,665       4,031,996
Nancy H. Bechtle               161,418,632       1,033,029
C. Preston Butcher             158,574,611       3,877,050


      There were no abstentions or broker non-votes with respect to the election of directors.

Proposal No. 2 - Amendment to the 1992 Stock Incentive Plan -- Amendment to the 1992 Stock Incentive Plan to increase the total number of shares under this Plan.

     Shares        Shares                        Broker
       For         Against      Abstentions     Non-Votes
     ------        -------      -----------     ---------
   125,805,463   17,034,932       908,315      18,702,951

Proposal No. 3 - Stockholder Proposal Requesting that the Board of Directors Amend the Certificate of Incorporation -- Stockholder proposal requesting that the Board of Directors amend the Certificate of Incorporation to reinstate stockholder rights to act by written consent and to call special meetings.

     Shares        Shares                        Broker
       For         Against      Abstentions     Non-Votes
     ------        -------      -----------    -----------
   31,336,211    110,559,664     1,399,828     19,155,958

      A total of 162,451,661 shares were present in person or by proxy at the Annual Meeting.

Item 5.     Other Information

      On July 16, 1997, George P. Schultz, former U.S. Secretary of State, was elected to the Company's Board of Directors, expanding it to 11 members.

Item 6.     Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q.

--------------------------------------------------------------------------------
  Exhibit
  Number                Exhibit
--------------------------------------------------------------------------------

   10.116   Second  Amendment to the Trust  Agreement for the
            Charles  Schwab Profit Sharing and Employee Stock
            Ownership  Plan  effective  July 1,  1992,  dated
            June 30, 1992.

   10.168   Charles  Schwab Profit  Sharing and Employee Stock
            Ownership  Plan, as amended  through  December 13, 1996  (supersedes
            Exhibit 10.152 to the Registrant's Form 10-Q for the quarter ended June 30, 1995).

   10.169   Third  Amendment to the Trust  Agreement  for the
            Charles  Schwab Profit Sharing and Employee Stock
            Ownership Plan effective  January 1,  1996, dated
            May 8, 1996.

   10.170 The Charles Schwab Corporation 1992 Stock Incentive Plan Restated as of May 12, 1997 (supersedes Exhibit 10.141 to the Registrant's Form 10-Q for the quarter ended September 30, 1994).

   10.171 Form of Restricted Shares Award Agreement of The Charles Schwab Corporation 1992 Stock Incentive Plan (supersedes Exhibit 4.6 to the Registrant's Registration Statement No. 33-54701 on Form S-8).

   10.172 Form of Nonstatutory Stock Option Agreement of The Charles Schwab Corporation 1992 Stock Incentive Plan (supersedes Exhibit 10.143 to the Registrant's Form 10-Q for the quarter ended September 30,
            1994).

   10.173   Form   of   Nonstatutory    Stock   Option   and
            Performance  Unit Agreement of The Charles Schwab
            Corporation 1992 Stock Incentive Plan.

   10.174 Form of Incentive Stock Option Agreement of The Charles Schwab Corporation 1992 Stock Incentive Plan (supersedes Exhibit 10.144 to the Registrant's Form 10-Q for the quarter ended September 30,
            1994).

   10.175 Form of Restricted Shares Award Agreement with performance vesting conditions of The Charles Schwab Corporation 1992 Stock Incentive Plan (supersedes Exhibit 10.155 to the Registrant's Form 10-Q for the quarter ended September 30, 1995).

   10.176 Form of Nonstatutory Stock Option Agreement of The Charles Schwab Corporation 1987 Stock Option Plan (supersedes Form of Non-Qualified Stock Option Agreement in Exhibit 10.167 to the Registrant's Form 10-Q for the quarter ended March 31, 1997).

   10.177   Form of Incentive  Stock Option  Agreement of
            The Charles Schwab  Corporation 1987 Stock Option
            Plan.

   10.178   Form of Restricted  Shares Award Agreement of
            The Charles Schwab  Corporation 1987 Stock Option
            Plan.

   10.179 Form of Nonstatutory Stock Option Agreement of The Charles Schwab Corporation 1987 Executive Officer Stock Option Plan (supersedes Form of Non-Qualified Stock Option Agreement in Exhibit 10.166 to the Registrant's Form 10-Q for the quarter ended March 31, 1997).

   10.180   Form of Restricted  Shares Award Agreement of The
            Charles   Schwab   Corporation   1987   Executive
            Officer Stock Option Plan.

   11.1     Computation of Earnings Per Share.

   12.1     Computation   of  Ratio  of   Earnings  to  Fixed
            Charges.

   27.1     Financial Data Schedule (electronic only).

 -------------------------------------------------------------------------------


(b)  Reports on Form 8-K

     None.

                         THE CHARLES SCHWAB CORPORATION





                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE  CHARLES  SCHWAB  CORPORATION
                                                (Registrant)

Date:  July 29, 1997                      /s/ Steven L. Scheid
       -------------                 -----------------------------
                                            Steven L. Scheid
                                      Executive Vice President and
                                        Chief Financial Officer