Form 10-Q
period 1997-09-30
SCHWAB CHARLES CORP
filed 1997-10-29
CIK 316709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1997  Commission file number 1-9700



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

               265,586,070* shares of $.01 par value Common Stock
                         Outstanding on October 23, 1997

* Reflects the three-for-two common stock split declared July 16, 1997, distributed September 15, 1997.

                         THE CHARLES SCHWAB CORPORATION

                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 1997

                                      Index

                                                                           Page
                                                                           ----

Part I - Financial Information

     Item 1.      Condensed Consolidated Financial Statements:

                      Statement of Income                                    1
                      Balance Sheet                                          2
                      Statement of Cash Flows                                3
                      Notes                                                 4-6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      7-17


Part II - Other Information

     Item 1.      Legal Proceedings                                         17

     Item 2.      Changes in Securities                                     17

     Item 3.      Defaults Upon Senior Securities                           17

     Item 4.      Submission of Matters to a Vote of Security Holders       17

     Item 5.      Other Information                                         17

     Item 6.      Exhibits and Reports on Form 8-K                          18


Signature                                                                   19


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


                                             THE CHARLES SCHWAB CORPORATION

                                             Part 1 - FINANCIAL INFORMATION
                                  Item 1. Condensed Consolidated Financial Statements



                                             THE CHARLES SCHWAB CORPORATION

                                        CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                         (In thousands, except per share amounts)
                                                       (Unaudited)

                                                         Three Months Ended              Nine Months Ended
                                                            September 30,                  September 30,
                                                         1997           1996            1997            1996
                                                         ----           ----            ----            ----
Revenues
    Commissions                                       $  322,679     $  210,110      $  858,994      $  712,172
    Mutual fund service fees                             112,155         80,295         308,677         224,514
    Principal transactions                                61,252         57,403         193,985         192,156
    Interest revenue, net of interest expense(1)          94,013         63,966         253,221         185,315
    Other                                                 21,740         18,265          63,400          54,446
----------------------------------------------------------------------------------------------------------------

Total                                                    611,839        430,039       1,678,277       1,368,603
----------------------------------------------------------------------------------------------------------------

Expenses Excluding Interest
    Compensation and benefits                            255,104        171,656         700,061         567,845
    Communications                                        45,790         40,170         137,002         127,470
    Occupancy and equipment                               39,279         33,177         113,183          96,270
    Depreciation and amortization                         34,948         24,231          92,407          72,335
    Advertising and market development                    29,303         16,464          91,092          56,511
    Commissions, clearance and floor brokerage            26,290         18,695          70,951          60,001
    Professional services                                 19,865         10,761          50,319          34,406
    Other                                                 34,320         18,388          80,259          58,899
----------------------------------------------------------------------------------------------------------------

Total                                                    484,899        333,542       1,335,274       1,073,737
----------------------------------------------------------------------------------------------------------------

Income before taxes on income                            126,940         96,497         343,003         294,866
Taxes on income                                           50,415         39,429         135,781         120,760
----------------------------------------------------------------------------------------------------------------

Net Income                                            $   76,525     $   57,068      $  207,222      $  174,106
================================================================================================================

Weighted-average number of common and
    common equivalent shares outstanding(2, 3)           273,001        269,382         271,964         268,865
================================================================================================================

Primary/Fully Diluted Earnings Per Share(3)           $     .28      $     .21       $     .76       $     .65
================================================================================================================

Dividends Declared Per Common Share(3)                $     .033     $     .033      $     .099      $     .087
================================================================================================================

(1)  Interest revenue is presented net of interest expense.  Interest expense for the three months ended
     September 30, 1997 and 1996 was $142,338 and $107,522, respectively.  Interest expense for the nine months ended September 30, 1997 and 1996 was $398,594 and $307,683, respectively.

(2)  Amounts shown are used to calculate primary earnings per share.

(3)  Reflects the three-for-two common stock split declared July 16, 1997, distributed September 15, 1997.


See Notes to Condensed Consolidated Financial Statements.


                                       THE CHARLES SCHWAB CORPORATION

                                    CONDENSED CONSOLIDATED BALANCE SHEET
                                  (In thousands, except per share amounts)
                                                 (Unaudited)

                                                                                 September 30,    December 31,
                                                                                     1997            1996
                                                                                     ----            ----
Assets
Cash and cash equivalents                                                       $     857,551    $     633,317
Cash and investments required to be segregated under Federal or other regulations (including resale agreements of $4,694,086 in 1997
    and $6,069,930 in 1996)                                                         6,588,359        7,235,971
Receivable from brokers, dealers and clearing organizations                           402,588          230,943
Receivable from customers - net                                                     7,074,611        5,012,815
Securities owned - at market value                                                    176,173          127,866
Equipment, office facilities and property - net                                       335,754          315,376
Intangible assets - net                                                                57,961           68,922
Other assets                                                                          138,486          153,558
---------------------------------------------------------------------------------------------------------------

Total                                                                           $  15,631,483    $  13,778,768
===============================================================================================================

Liabilities and Stockholders' Equity
Drafts payable                                                                  $     230,892    $     225,136
Payable to brokers, dealers and clearing organizations                              1,259,607          877,742
Payable to customers                                                               12,288,316       11,176,836
Accrued expenses and other                                                            454,719          360,683
Borrowings                                                                            319,980          283,816
---------------------------------------------------------------------------------------------------------------
Total liabilities                                                                  14,553,514       12,924,213
---------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Preferred stock - 9,940 shares authorized; $.01 par value
        per share; none issued
    Common stock - 500,000 shares authorized; $.01 par value per share;
        267,689 issued in 1997 and 1996*                                                2,677            1,785
    Additional paid-in capital                                                        235,806          200,857
    Retained earnings                                                                 903,033          723,085
    Treasury stock -  2,306 shares in 1997 and 5,087 shares in 1996,
         at cost*                                                                     (43,826)         (60,277)
    Unearned ESOP shares                                                               (2,544)          (5,517)
    Unamortized restricted stock compensation                                         (17,089)          (8,658)
    Foreign currency translation adjustment                                               (88)           3,280
---------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                          1,077,969          854,555
---------------------------------------------------------------------------------------------------------------

Total                                                                           $  15,631,483    $  13,778,768
===============================================================================================================

* Reflects the three-for-two common stock split declared July 16, 1997, distributed September 15, 1997.


See Notes to Condensed Consolidated Financial Statements.







                                    THE CHARLES SCHWAB CORPORATION

                            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (In thousands)
                                             (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                              1997             1996
                                                                              ----             ----
Cash flows from operating activities
Net income                                                                $    207,222     $   174,106
    Noncash items included in net income:
        Depreciation and amortization                                           92,407          72,335
        Stock compensation                                                      21,843          15,999
        Deferred income taxes                                                  (19,403)         (2,425)
        Other                                                                    2,711           3,704
    Change in securities owned - at market value                               (48,303)        (34,443)
    Change in other assets                                                      34,343          58,871
    Change in accrued expenses and other                                       121,178           3,851
-------------------------------------------------------------------------------------------------------
Net cash provided before change in customer-related balances                   411,998         291,998
-------------------------------------------------------------------------------------------------------

Change in customer-related balances:
    Payable to customers                                                     1,123,564       1,137,124
    Receivable from customers                                               (2,064,932)       (550,237)
    Drafts payable                                                               6,776         (60,080)
    Payable to brokers, dealers and clearing organizations                     385,098         294,213
    Receivable from brokers, dealers and clearing organizations               (178,053)        (27,352)
    Cash and investments required to be segregated under
       Federal or other regulations                                            638,761        (789,611)
-------------------------------------------------------------------------------------------------------
Net change in customer-related balances                                        (88,786)          4,057
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      323,212         296,055
-------------------------------------------------------------------------------------------------------

Cash flows from investing activities
Purchase of equipment, office facilities and property - net                   (103,215)       (110,642)
Cash payments for business acquired                                                             (3,709)
-------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                         (103,215)       (114,351)
-------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from borrowings                                                        61,000          64,000
Repayment of borrowings                                                        (24,685)        (16,715)
Dividends paid                                                                 (26,382)        (22,740)
Purchase of treasury stock                                                     (16,230)         (1,024)
Other                                                                           11,320           4,440
-------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        5,023          27,961
-------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                      (786)            (76)
-------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                          224,234         209,589
Cash and cash equivalents at beginning of period                               633,317         454,996
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $    857,551    $    664,585
=======================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                           THE CHARLES SCHWAB CORPORATION

                               NOTES TO CONDENSED
                             CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                   (Unaudited)

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements include The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company). CSC is a holding company engaged, through its subsidiaries, in securities brokerage and related financial services. CSC's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer with 262 branch offices in 47 states, the Commonwealth of Puerto Rico and the United Kingdom, and four regional telephone service centers. Another subsidiary, Mayer & Schweitzer, Inc. (M&S), is a market maker in Nasdaq securities that provides trade execution services to broker-dealers, including Schwab, and institutional customers. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment adviser for Schwab's proprietary mutual funds, and ShareLink, a retail discount securities brokerage firm located in the United Kingdom.
      These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders, which are incorporated by reference in the Company's 1996 Annual Report on Form 10-K, and the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 1997 and June 30, 1997.
      Prior periods' financial statements have been reclassified to conform to the 1997 presentation.

Stock Split

      On July 16, 1997, the Board of Directors approved a three-for-two split of the Company's common stock, effected in the form of a 50% stock dividend. The stock dividend was distributed on September 15, 1997 to stockholders of record on August 14, 1997. Share and per share data have been restated to reflect this transaction.

New Accounting Standards

      Statement of Financial Accounting Standards (SFAS) No. 125 -- Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was adopted by the Company effective January 1, 1997, except for certain financial assets for which the effective date has been delayed until 1998 by SFAS No. 127 -- Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The adoption of this statement did not have an effect on the Company's financial position, results of operations, earnings per share or cash flows.
      SFAS No. 128 -- Earnings per Share, was issued in February 1997. The Company is required to adopt this statement at December 31, 1997. This statement replaces current earnings per share (EPS) reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
      If this statement had been in effect during the current and prior year periods, basic EPS would have been $.29 and $.22 for the quarters ended September 30, 1997 and 1996, respectively and $.79 and $.67 for the nine-month periods ended September 30, 1997 and 1996, respectively. Diluted EPS would have been the same as primary and fully diluted EPS currently reported for the periods.
      SFAS No. 129 -- Disclosure of Information about Capital Structure, was issued in February 1997. The Company is required to adopt this statement at December 31, 1997. This statement establishes standards for disclosing information about the Company's capital structure. The adoption of this statement will not have an effect on the Company's financial position, results of operations, earnings per share or cash flows.
      SFAS No. 130 -- Reporting Comprehensive Income, and SFAS No. 131 -- Disclosures about Segments of an Enterprise and Related Information, were issued in June 1997 and are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income, which includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. SFAS No. 131 establishes standards for disclosures related to business operating segments. The adoption of these statements will not have an effect on the Company's financial position, results of operations, earnings per share or cash flows.

Commitments and Contingencies

      In August 1997, the Company entered into a twenty-year noncancelable operating lease for office space located in San Francisco, California. The lease includes two ten-year extension options at then current market rates. Rental payments commence in 1998. The future minimum rental commitment under this lease is $6 million in 1998, $8 million per year for 1999 through 2001, and $131 million thereafter.
      M&S has been named as one of thirty-eight defendant market-making firms in a consolidated class action, In re: Nasdaq Market-Makers Antitrust Litigation, which is pending in the United States District Court for the Southern District of New York pursuant to an order of the Judicial Panel on Multidistrict Litigation. On August 22, 1995, a second consolidated amended class action complaint was filed purportedly on behalf of certain persons who purchased or sold Nasdaq securities during the period May 1, 1989 through May 27, 1994. The consolidated complaint generally alleges an illegal combination and conspiracy among the defendant market makers to fix and maintain the spreads between the bid and ask prices of certain Nasdaq securities. The consolidated complaint seeks damages based upon joint and several liability, as well as injunctive and declaratory relief and attorneys fees, but does not set forth any specific amount of damages, although it requests that the actual damages be trebled where permitted by statute. On November 26, 1996, a plaintiff class consisting of retail investors was certified by the Court. On April 14, 1997, a plaintiff class consisting of institutional investors was also certified. Pre-trial discovery is ongoing. Between April 9, 1997 and August 7, 1997, plaintiffs reached proposed settlements with six defendants and motions to approve those settlements are pending before the Court.
      Between August 12, 1993 and November 17, 1995, Schwab was named as a defendant in eleven class action lawsuits in seven states. The class actions all purport to be brought on behalf of customers of Schwab who purchased or sold securities for which Schwab received payments from the market maker, stock dealer or third party who executed the transaction. The complaints generally allege that Schwab failed to disclose and remit such payments to members of the class, and generally seek damages equal to the payments received by Schwab. One of the actions was voluntarily dismissed and four have been resolved favorably to Schwab on the grounds that the claims asserted are preempted by federal law. The remaining six cases are still pending in state courts in Texas, Illinois, California and Louisiana. The action in Texas has been stayed. The actions in Illinois and California have been dismissed on the grounds that the claims asserted are preempted by federal law. Plaintiffs have filed appeals in both cases.
      On June 30, 1995, the action in Civil District Court for the Parish of Orleans in Louisiana was certified on behalf of a class of Louisiana residents who purchased or sold securities through Schwab between February 1, 1985 and February 1, 1995 for which Schwab received monetary payments from the market maker or stock dealer who executed the transaction. The action is currently on appeal, by order of the Louisiana Supreme Court, from the trial Court's denial of Schwab's motion to dismiss on the grounds of federal preemption.
      On August 16, 1995, the action in Civil District Court for the Parish of Natchitoches in Louisiana was certified on behalf of a class of residents of all states who purchased or sold securities through Schwab since 1985 for which Schwab received monetary payments from the market maker or the third party who executed the transaction. On August 26, 1997, the Natchitoches action was stayed pending a determination of the preemption issue by the Louisiana Court of Appeals.
      The ultimate outcome of the legal proceedings described above and the various other civil actions, arbitration proceedings, and claims pending against the Company cannot be determined at this time, and the results of these legal proceedings cannot be predicted with certainty. While a substantial judgment could have a material adverse impact on the Company's financial condition and results of operations, it is the opinion of management, after consultation with outside legal counsel, that the ultimate outcome of these actions will not have a material adverse impact on the financial condition of the Company; however, there could be a material adverse impact on operating results in future periods, depending in part on the results for such periods.

Regulatory Requirements

      Schwab and M&S are subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule) and each compute net capital under the alternative method permitted by this Rule, which requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from customer transactions or a minimum dollar amount, which is based on the type of business conducted by the broker-dealer. The minimum dollar amount for both Schwab and M&S is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement. At September 30, 1997, Schwab's net capital was $742 million (10% of aggregate debit balances), which was $593 million in excess of its minimum required net capital and $370 million in excess of 5% of aggregate debit balances. At September 30, 1997, M&S' net capital was $10 million (573% of aggregate debit balances), which was $9 million in excess of its minimum required net capital.
      Schwab and ShareLink had portions of their cash and investments segregated for the exclusive benefit of customers at September 30, 1997, in accordance with applicable regulations. M&S had no such cash reserve requirement at September 30, 1997.

Cash Flow Information

      Certain information affecting the cash flows of the Company follows (in thousands):

                                       Nine Months
                                          Ended
                                      September 30,
                                     1997       1996
                                     ----       ----

Income taxes paid                 $  112,338 $  106,249
                                  ========== ==========

Interest paid:
   Customer cash balances         $  349,912 $  266,695
   Stock-lending activities           27,086     17,046
   Borrowings                         18,602     16,733
   Other                               6,127      5,933
                                  ---------- ----------

Total interest paid               $  401,727 $  306,407
                                  ========== ==========

Subsequent Event

      On October 22, 1997, the Board of Directors increased the quarterly cash dividend from $.033 per share to $.040 per share payable November 28, 1997 to stockholders of record November 14, 1997.

                         THE CHARLES SCHWAB CORPORATION




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             Description of Business

      The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide securities brokerage and related financial services for over 4.6 million active customer accounts(a). Customer assets totaled $344.7 billion at September 30, 1997. CSC's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer with 262 branch offices in 47 states, the Commonwealth of Puerto Rico and the United Kingdom. Another subsidiary, Mayer & Schweitzer, Inc. (M&S), a market maker in Nasdaq securities, provides trade execution services to broker-dealers and institutional customers. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment adviser for Schwab's proprietary mutual funds, and ShareLink, a retail discount securities brokerage firm located in the United Kingdom.
      The Company's strategy is to attract and retain customer assets by focusing on a number of areas within the financial services industry -- retail brokerage, mutual funds, support services for independent investment managers, equity securities market-making, electronic brokerage and 401(k) defined contribution plans. To pursue its strategy and its objective of long-term profitable growth, the Company plans to continue to leverage its competitive advantages. These advantages include advertising and marketing programs that have created a national brand, a broad range of products and services, diverse delivery systems and an ongoing investment in technology.
      The Company's nationwide advertising and marketing programs are designed to distinguish the Schwab brand as well as its products and services. These programs helped the Company open 294,000 new customer accounts and gather $16.4 billion in net new customer assets during the third quarter of 1997.
      The Company offers a broad range of products and services to meet customers' investment and financial needs at prices that management believes represent superior value. The Company's branch office network assists investors in developing asset allocation strategies and evaluating their investment choices. Branch staff also refer investors who desire additional guidance to independent fee-compensated investment managers through the Schwab AdvisorSource (trademark) service. The Company is continuing to enhance and broaden the Mutual Fund OneSource (registered trademark) service, which provides customers with the ability to invest in approximately 800 mutual funds from 120 fund families without incurring transaction fees. During the third quarter of 1997, Schwab announced alliances with three investment banking firms to provide certain of its customers access to initial and secondary public stock offerings managed by these firms.
      The Company invests in diverse delivery systems that support the Company's customer service standards. During the third quarter of 1997, the Company opened eight new branch offices. In addition to its branch office network, the Company maintains four regional telephone service centers. The Company also offers electronic brokerage channels that provide customers with online and telephonic access. Online channels include PC-based services such as SchwabLink (registered trademark) -- a service for investment managers, StreetSmart (registered trademark) -- Schwab's desktop trading software, e.Schwab (trademark) -- an online investing account, and SchwabNOW! (trademark) -- which provides information and trading services through Schwab's World Wide Web site. Telephonic channels include TeleBroker (registered trademark) -- Schwab's touch-tone telephone trading service, and VoiceBroker (trademark) -- Schwab's service that uses voice recognition technology to provide individual investors with real-time quotes.

-------------------
(a) Accounts with balances or activity within the preceding twelve months.

      The Company's ongoing investment in technology is a key element in providing fast and consistent customer service, and reducing processing costs. The Company is a forerunner in placing technology in the hands of customers. During the third quarter of 1997, Schwab introduced the SchwabLink Web (trademark) site for independent fee-based investment managers, who can now use the Internet to communicate directly with Schwab service teams, as well as receive news and information tailored to their needs. In addition, the Company launched a service that allows customers of its Cayman Islands and Hong Kong subsidiaries to trade third party mutual funds online and obtain information on mutual fund performance and fees, all through the Company's international web site. Also during the third quarter of 1997, Schwab introduced a speech recognition telephone trading service that enables customers to trade any of the funds in the Mutual Fund Marketplace (registered trademark) using vocal commands.
      The Company faces significant competition from full commission and discount brokerage firms, as well as mutual fund companies. Increasingly, competition has come from banks, software development companies, insurance companies and others as they expand their product lines. Some of these competitors have significantly greater resources than the Company. A general trend of consolidation in financial services has attracted new competitors and strengthened existing ones. Another recent trend has been increased competition on the basis of price, particularly in online investing services. These competitive factors may negatively impact the Company's revenue growth and profit margin.
      The Company's business, like that of other securities brokerage firms, is directly affected by the fluctuations in securities trading volumes and price levels that occur in fundamentally cyclical financial markets. Since transaction-based revenues continue to represent a majority of the Company's revenues, the Company may experience significant variations in revenues from period to period.
      The Company adjusts its expenses in anticipation of and in response to changes in financial market conditions and customer trading patterns. Certain of the Company's expenses (including variable compensation, portions of communications, and commissions, clearance and floor brokerage) vary directly with changes in financial performance or customer trading activity. Expenses relating to the level of temporary employees, contractors, overtime hours, professional services, and advertising and market development are adjustable over the short term to help the Company achieve its financial objectives. Additionally, developmental spending (e.g., branch openings, product and service rollouts, and technology enhancements) is discretionary and can be altered in response to market conditions. However, a significant portion of the Company's expenses such as salaries and wages, occupancy and equipment, and depreciation and amortization do not vary directly, at least in the short term, with fluctuations in revenues or securities trading volumes. Given the nature of the Company's revenues and expenses, and the economic and competitive factors discussed above, the Company's earnings and common stock price may be subject to significant volatility from period to period. The Company's results for any interim period are not necessarily indicative of results for a full year.
      In addition to historical information, this interim report contains forward-looking statements that reflect management's expectations. These statements relate to, among other things, Company contingencies (see "Commitments and Contingencies" note in the Notes to Condensed Consolidated Financial Statements), strategy (see Description of Business), revenues (see Principal Transactions), profit margin (see Principal Transactions), sources of liquidity (see Liquidity and Capital Resources-Liquidity) and capital expenditures (see Liquidity and Capital Resources-Cash Flows and Capital Resources). Achievement of the expressed expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from those expectations. Important factors that may cause such differences are noted throughout this interim report and include, but are not limited to: the effect of customer trading patterns on Company revenues and earnings; changes in technology; computer system failures; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry customs and practices adversely affecting the Company; adverse results of litigation; changes in revenues and profit margin due to cyclical securities markets and interest rates; and a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes.


                      Three Months Ended September 30, 1997
                         Compared To Three Months Ended
                               September 30, 1996

Financial Overview

      Net income for the third quarter of 1997 totaled $77 million, up 34% from third quarter 1996 net income of $57 million. Earnings per share for the third quarter of 1997 increased 33% to $.28 per share from $.21 per share for the third quarter of 1996. Share and per share data have been restated to reflect the effects of the three-for-two common stock split declared on July 16, 1997 and distributed on September 15, 1997.
      Third quarter 1997 revenues were $612 million, up 42% from $430 million for the third quarter of 1996, primarily due to a 54% increase in commission revenues, as well as a 40% increase in mutual fund service fees and a 47% increase in interest revenue, net of interest expense (referred to as net interest revenue). These increases mainly resulted from higher trading volume and an increase in customer assets. During the third quarter of 1997, total daily average trades, which include revenue trades and Mutual Fund OneSource (registered trademark) trades, were 112,200, up 48% from 75,700 for the same period last year. The Company's strategy of placing technology in the hands of customers and providing diverse delivery systems has facilitated growth in electronic trading at Schwab. A total of 46,100 daily average trades were generated through online brokerage channels during the third quarter of 1997, up 132% from 19,900 for the same period last year. Additionally, a total of 15,000 daily average trades were generated through TeleBroker (registered trademark) during the third quarter of 1997, up 30% from 11,500 for the same period last year.
      Assets in Schwab customer accounts totaled $344.7 billion at September 30, 1997, an increase of $113.1 billion, or 49%, from a year ago as shown in the table below. This increase resulted from net new customer assets of $62.3 billion and net market gains of $50.8 billion.


--------------------------------------------------------------------------------
Assets in Schwab
   Customer Accounts                                    September 30,   Percent
   (in billions)                                       1997      1996    Change
--------------------------------------------------------------------------------
Cash and equivalents:
   SchwabFunds (registered trademark) money
     market funds                                   $  46.4     $  36.1     29%
   Schwab One (registered trademark) and other
     cash equivalents                                  11.6         9.2     26
Net securities:
   Mutual Fund Marketplace (registered trademark) (1):
     Mutual Fund OneSource (registered trademark)      56.9        36.1     58
     All other                                         48.1        33.1     45
--------------------------------------------------------------------------------
       Total Mutual Fund
         Marketplace                                  105.0        69.2     52
   Equity and other securities (1)                    151.8        93.1     63
   SchwabFunds equity and
     bond funds                                         6.8         3.1    119
   Fixed income securities                             30.2        25.5     18
   Margin loans outstanding                            (7.1)       (4.6)    54
--------------------------------------------------------------------------------
Total assets in Schwab
   customer accounts                                $ 344.7     $ 231.6     49
================================================================================
(1) Excludes money market funds and all of Schwab's proprietary money market, equity and bond funds.

      Total operating expenses excluding interest during the third quarter of 1997 were $485 million, up 45% from $334 million for the third quarter of 1996, primarily resulting from additional staff to support the Company's growth and expansion, as well as an increase in advertising and market development spending, higher depreciation and amortization expense, and higher other expenses.
      The after-tax profit margin for the third quarter of 1997 was 12.5%, down from 13.3% for the third quarter of 1996. The annualized return on stockholders' equity for the third quarter of 1997 was 30%, up from 29% for the third quarter of 1996.

Commissions

      Commission revenues for the Company were $323 million for the third quarter of 1997, up $113 million, or 54%, from the third quarter of 1996. The Company earns commissions when acting as an agent and principal transaction revenues when acting as a principal or a market maker.
      Commissions earned on customer revenue trades, excluding commissions on trades with specialists, were $320 million for the third quarter of 1997, compared to $209 million for the third quarter of 1996. Daily average revenue trades were 77,400 in the third quarter of 1997, compared to 48,700 for the comparable period in 1996. The Company's total revenue trades have increased as its customer base has continued to grow. However, this increase was partially offset by a decline in average commission per revenue trade. Average commission per revenue trade declined due to a higher proportion of trades placed through electronic brokerage channels, which provide additional commission discounts from the Company's standard rates.

-----------------------------------------------------------------
                                          Three Months
Commissions Earned                           Ended
   on Customer Revenue                    September 30,   Percent
   Trades                               1997      1996    Change
-----------------------------------------------------------------
Customer accounts that
   traded during the quarter
   (in thousands)                      1,153         890      30%
Average customer
   revenue trades
   per account                          4.30        3.51      23
Total revenue
   trades (in thousands)               4,955       3,124      59
Average commission
   per revenue trade                  $64.61      $66.88      (3)
Commissions earned
   on customer revenue
   trades (in millions)               $  320      $  209      53
=================================================================


      Attracting new customer accounts is important in generating commission revenues. Schwab added 294,000 new customer accounts during the third quarter of 1997, an increase of 35% from the 217,000 new accounts added during the third quarter of 1996.

Mutual Fund Service Fees

      Mutual fund service fees were $112 million for the third quarter of 1997, up $32 million, or 40%, from the comparable period in 1996. This increase was primarily attributable to significant increases in customer assets in funds purchased through Schwab's Mutual Fund OneSource (registered trademark) service, and in customer assets in Schwab's proprietary funds, collectively referred to as the SchwabFunds (registered trademark) (see Assets in Schwab Customer Accounts table above). Fees are earned for record keeping and shareholder services provided to funds in the Mutual Fund OneSource service, and for transfer agent services, shareholder services, administration and investment management provided to the SchwabFunds.

Principal Transactions

      Principal transaction revenues were $61 million for the third quarter of 1997, up $4 million, or 7%, from the comparable period in 1996. This increase was primarily due to higher revenues relating to Schwab's specialists operations, as well as a slight increase in M&S trading revenue. M&S trading revenue increased due to higher trading volume handled by M&S, substantially offset by lower average revenue per principal transaction.
      In August 1996, the Securities and Exchange Commission (SEC) adopted certain new rules and rule amendments, known as the Order Handling Rules, which have significantly altered the manner in which orders related to both Nasdaq and listed securities are handled. These rules were implemented in phases between January 20, 1997 and October 13, 1997.
      Additionally, in June 1997, most major U.S. securities markets, including Nasdaq and the New York Stock Exchange, Inc. began quoting and trading securities in increments of one-sixteenth dollar per share instead of one-eighth dollar per share for most securities, and these markets are currently considering further changes to reduce the increments by which securities are priced. Mainly as a result of these regulatory changes and changes in industry customs and practices, average revenue per principal transaction declined during the third quarter of 1997 as compared to the third quarter of 1996. These and future regulatory changes and changes in industry customs and practices are expected to continue to result in significant declines in average revenue per principal transaction, and are expected to have a material adverse impact on M&S' revenues and profit margin. In response to these changes, M&S is in the process of instituting reductions in payments to broker-dealers who direct securities orders to M&S.
      See "Commitments and Contingencies" note in the Notes to Condensed Consolidated Financial Statements regarding certain civil litigation relating to various principal transaction activities.

Net Interest Revenue

      Net interest revenue was $94 million for the third quarter of 1997, up $30 million, or 47%, from the comparable period in 1996 as shown in the following table (in millions):

------------------------------------------------------------
                                              Three Months
                                                  Ended
                                              September 30,
                                             1997       1996
------------------------------------------------------------
Interest Revenue
Margin loans to customers                   $ 129      $  87
Investments, customer-related                  99         76
Other                                           8          9
------------------------------------------------------------
Total                                         236        172
------------------------------------------------------------

Interest Expense
Customer cash balances                        126         94
Stock-lending activities                       10          6
Borrowings                                      5          5
Other                                           1          3
------------------------------------------------------------
Total                                         142        108
------------------------------------------------------------

Net Interest Revenue                        $  94      $  64
============================================================


      Customer-related daily average balances, interest rates and average net interest margin for the third quarters of 1997 and 1996 are summarized in the following table (dollars in millions):


----------------------------------------------------------------------
                                                   Three Months Ended
                                                      September 30,
                                                     1997       1996
----------------------------------------------------------------------
Interest-Earning Assets (customer-related):
Investments:
  Average balance outstanding                      $ 7,193    $ 5,693
  Average interest rate                              5.47%      5.30%
Margin loans to customers:
  Average balance outstanding                      $ 6,614    $ 4,603
  Average interest rate                              7.73%      7.55%
Average yield on interest-earning assets             6.55%      6.30%
Funding Sources (customer-related
   and other):
Interest-bearing customer cash balances:
  Average balance outstanding                      $10,943    $ 8,493
  Average interest rate                              4.56%      4.39%
Other interest-bearing sources:
  Average balance outstanding                      $ 1,185    $   747
  Average interest rate                              4.40%      4.51%
Average noninterest-bearing portion                $ 1,679    $ 1,056
Average interest rate on funding sources             3.99%      3.95%
Summary:
  Average yield on interest-earning assets           6.55%      6.30%
  Average interest rate on funding sources           3.99%      3.95%
----------------------------------------------------------------------
Average net interest margin                          2.56%      2.35%
======================================================================

      The increase in net interest revenue from the prior year's third quarter was primarily due to higher levels of average earning assets.

Expenses Excluding Interest

      Compensation and benefits expense was $255 million for the third quarter of 1997, up $83 million, or 49%, from the prior year's third quarter primarily due to an increase in salaries and wages resulting from a larger number of employees, as well as higher variable compensation. During the third quarters of 1997 and 1996, variable compensation represented 27% and 24%, respectively, of total compensation and benefits expense. At September 30, 1997, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of approximately 12,000 full-time employees, compared to approximately 9,600 at September 30, 1996. Compensation for temporary employees, contractors and overtime hours accounted for $34 million and $19 million of total compensation and benefits expense during the third quarters of 1997 and 1996, respectively.
      Depreciation and amortization expense was $35 million for the third quarter of 1997, up $11 million, or 44%, from the prior year's third quarter primarily due to newly acquired data processing and telecommunication equipment which increased the Company's customer service capacity.
      Advertising and market development expense was $29 million for the third quarter of 1997, up $13 million, or 78%, from the prior year's third quarter primarily due to increased media advertisements relating to campaigns covering Mutual Fund OneSource (registered trademark) and online investing services, as well as new product and service offerings. Higher print and direct mail advertisements also contributed to the increase.
      Other expenses were $34 million for the third quarter of 1997, up $16 million, or 87%, from the prior year's third quarter. This increase was primarily due to a provision for litigation, as well as increases in travel and entertainment and volume-related expenses reflecting the Company's continued growth.
      The Company's effective income tax rate for the third quarter of 1997 was 39.7% compared to 40.9% for the comparable period in 1996.


                      Nine Months Ended September 30, 1997
                          Compared To Nine Months Ended
                               September 30, 1996

Financial Overview

      Net income for the first nine months of 1997 totaled $207 million, up $33 million, or 19%, from the first nine months of 1996. Earnings per share for the first nine months of 1997 increased 17% to $.76 per share from $.65 per share for the first nine months of 1996.
      Revenues for the first nine months of 1997 were $1,678 million, up 23% from $1,369 million for the first nine months of 1996, primarily due to a 21% increase in commission revenues, as well as a 37% increase in both mutual fund service fees and net interest revenue. During the first nine months of 1997, total daily average trades, which include revenue trades and Mutual Fund OneSource (registered trademark) trades, were 104,400, up 29% from 80,900 for the same period last year. A total of 38,000 daily average trades were generated through online brokerage channels during the first nine months of 1997, up 97% from 19,300 for the same period last year. A total of 13,700 daily average trades were generated through TeleBroker (registered trademark) during the first nine months of 1997, up 4% from 13,200 for the same period last year.
      Total operating expenses excluding interest during the first nine months of 1997 were $1,335 million, up 24% from $1,074 million for the comparable period in 1996, primarily resulting from additional staff to support the Company's growth and expansion, as well as an increase in advertising and market development spending.
      The after-tax profit margin for the first nine months of 1997 was 12.3%, down from 12.7% for the same period in 1996. The annualized return on stockholders' equity for the first nine months of 1997 was 29%, down from 32% for the first nine months of 1996, reflecting the Company's higher equity base in the first nine months of 1997.

Commissions

      Commission revenues for the Company were $859 million for the first nine months of 1997, up $147 million, or 21%, from the comparable period in 1996. Commissions earned on customer revenue trades, excluding commissions on trades with specialists, were $853 million for the first nine months of 1997, compared to $707 million for the first nine months of 1996. Daily average revenue trades were 69,900 in the first nine months of 1997, compared to 53,300 for the comparable period in 1996. The Company's total revenue trades have increased as its customer base has continued to grow. However, this increase was partially offset by a decline in average commission per revenue trade. Average commission per revenue trade declined due to a higher proportion of trades placed through electronic brokerage channels, which provide additional commission discounts from the Company's standard rates.


------------------------------------------------------------------
                                           Nine Months
Commissions Earned                           Ended
   on Customer Revenue                    September 30,   Percent
   Trades                                1997      1996    Change
------------------------------------------------------------------
Customer accounts that
   traded during the period
   (in thousands)                       2,028      1,740      17%
Average customer
   revenue trades
   per account                           6.51       5.82      12
Total revenue
   trades (in thousands)               13,206     10,133      30
Average commission
   per revenue trade                   $64.59     $69.81      (7)
Commissions earned
   on customer revenue
   trades (in millions)                $  853     $  707      21
==================================================================


      Schwab added a record 881,000 new customer accounts during the first nine months of 1997, an increase of 21% from the 726,000 new accounts added during the first nine months of 1996.

Mutual Fund Service Fees

      Mutual fund service fees were $309 million for the first nine months of 1997, up $84 million, or 37%, from the comparable period in 1996. This increase was attributable to the factors described in the comparison between the three-month periods.

Principal Transactions

      Principal transaction revenues were $194 million for the first nine months of 1997, up $2 million, or 1%, from the comparable period in 1996. This increase was primarily due to higher revenues relating to Schwab's specialists operations, partially offset by a decrease in M&S trading revenue. M&S trading revenue decreased due to lower average revenue per principal transaction (see discussion in the comparison between the three-month periods), which was largely offset by higher trading volume handled by M&S.

Net Interest Revenue

      Net interest revenue was $253 million for the first nine months of 1997, up $68 million, or 37%, from the comparable period in 1996 as shown in the following table (in millions):

------------------------------------------------------------
                                               Nine Months
                                                 Ended
                                              September 30,
                                             1997       1996
------------------------------------------------------------
Interest Revenue
Margin loans to customers                   $ 339     $  248
Investments, customer-related                 290        225
Other                                          23         20
------------------------------------------------------------
Total                                         652        493
------------------------------------------------------------

Interest Expense
Customer cash balances                        350        267
Stock-lending activities                       28         18
Borrowings                                     14         14
Other                                           7          9
------------------------------------------------------------
Total                                         399        308
------------------------------------------------------------

Net Interest Revenue                        $ 253     $  185
============================================================


      Customer-related daily average balances, interest rates and average net interest margin for the first nine months of 1997 and 1996 are summarized in the following table (dollars in millions):

----------------------------------------------------------------------
                                                    Nine Months Ended
                                                      September 30,
                                                     1997      1996
----------------------------------------------------------------------
Interest-Earning Assets (customer-related):
Investments:
  Average balance outstanding                      $ 7,205    $ 5,662
  Average interest rate                              5.37%      5.31%
Margin loans to customers:
  Average balance outstanding                      $ 5,917    $ 4,371
  Average interest rate                              7.66%      7.58%
Average yield on interest-earning assets             6.40%      6.30%
Funding Sources (customer-related
   and other):
Interest-bearing customer cash balances:
  Average balance outstanding                      $10,486    $ 8,122
  Average interest rate                              4.47%      4.39%
Other interest-bearing sources:
  Average balance outstanding                      $ 1,091    $   725
  Average interest rate                              4.45%      4.42%
Average noninterest-bearing portion                $ 1,545    $ 1,186
Average interest rate on funding sources             3.94%      3.87%
Summary:
  Average yield on interest-earning assets           6.40%      6.30%
  Average interest rate on funding sources           3.94%      3.87%
----------------------------------------------------------------------
Average net interest margin                          2.46%      2.43%
======================================================================

      The increase in net interest revenue from the prior year's first nine months was primarily due to higher levels of average earning assets.

Expenses Excluding Interest

      Compensation and benefits expense for the first nine months of 1997 was $700 million, up $132 million, or 23%, from the comparable period in 1996 primarily due to an increase in salaries and wages resulting from a larger number of employees, as well as higher variable compensation. During the first nine months of 1997 and 1996, variable compensation represented 23% and 27%, respectively, of total compensation and benefits expense. Compensation for temporary employees, contractors and overtime hours accounted for $98 million and $62 million of total compensation and benefits expense during the first nine months of 1997 and 1996, respectively.
      Advertising and market development expense for the first nine months of 1997 was $91 million, up $35 million, or 61%, from the prior year's first nine months. In addition to the factors described in the comparison between the three-month periods, advertisements related to the Company's role as the official investment firm for the Professional Golf Association Tour contributed to the increase.
      The Company's effective income tax rate for the first nine months of 1997 was 39.6% compared to 41.0% for the comparable period in 1996.


                         Liquidity and Capital Resources

Liquidity

Schwab

      Liquidity needs relating to customer trading and margin borrowing activities are met primarily through cash balances in customer accounts, which totaled $11.9 billion and $10.9 billion at September 30, 1997 and December 31, 1996, respectively. Earnings from Schwab's operations are the primary source of liquidity for capital expenditures and investments in new services, marketing and technology. Management believes that customer cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
      To manage Schwab's regulatory capital position, CSC provides Schwab with a $300 million subordinated revolving credit facility maturing in September 1999. On October 29, 1997, the size of this facility was increased from $300 million to $400 million. At September 30, 1997, $275 million was outstanding. At quarter end, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from CSC maturing in 1999. Borrowings under these subordinated lending arrangements qualify as regulatory capital for Schwab.
      For use in its brokerage operations, Schwab maintained uncommitted, unsecured bank credit lines totaling $595 million at September 30, 1997. Schwab used such borrowings for ten days during the first nine months of 1997, with the daily amounts borrowed averaging $91 million. These lines were unused at September 30, 1997.

M&S

      M&S' liquidity needs are generally met through earnings generated by its operations. Most of M&S' assets are liquid, consisting primarily of receivables from brokers, dealers and clearing organizations, marketable securities, and cash and cash equivalents. M&S may borrow up to $35 million under a subordinated lending arrangement with CSC. Borrowings under this arrangement qualify as regulatory capital for M&S. This facility was unused at September 30, 1997.

CSC

      CSC's liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. Schwab and M&S are subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations would prohibit Schwab and M&S from repaying subordinated borrowings to CSC, paying cash dividends, or making any unsecured advances or loans to their parent or employees if such payment would result in net capital of less than 5% of their aggregate debit balances or less than 120% of their minimum dollar amount requirement of $1 million. At September 30, 1997, Schwab had $742 million of net capital (10% of aggregate debit balances), which was $593 million in excess of its minimum required net capital. At September 30, 1997, M&S had $10 million of net capital (573% of aggregate debit balances), which was $9 million in excess of its minimum required net capital. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs and maintaining Schwab's and M&S' net capital.
      CSC has individual liquidity needs that arise from its issued and outstanding $319 million Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, common stock repurchases and acquisitions. The Medium-Term Notes have maturities ranging from 1997 to 2007 and fixed interest rates ranging from 5.32% to 7.72% with interest payable semiannually. The Medium-Term Notes are rated A3 by Moody's Investors Service and A- by Standard & Poor's Ratings Group. The rating by Standard & Poor's was raised to A- from BBB+ on October 22, 1997.
      As of September 30, 1997, CSC had a prospectus supplement on file with the SEC enabling CSC to issue up to $196 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At September 30, 1997, $135 million of these notes remained unissued.
      CSC may borrow under its $350 million committed, unsecured credit facility with a group of 11 banks through June 1998. The funds are available for general corporate purposes for which CSC pays a commitment fee on the unused balance. The terms of this facility require CSC to maintain a minimum level of stockholders' equity and Schwab and M&S to maintain minimum levels of net capital, as defined. This facility was not used in the first nine months of 1997.
      See "Commitments and Contingencies" note in Part I - Financial Information, Item 1., Notes to Condensed Consolidated Financial Statements.

Cash Flows and Capital Resources

      Net income plus depreciation and amortization was $300 million for the first nine months of 1997, up 22% from $246 million for the first nine months of 1996. Depreciation and amortization expense related to equipment, office facilities and property totaled $80 million for the first nine months of 1997, as compared to $63 million for the same period in the prior year. Amortization expense related to intangible assets totaled $12 million and $9 million for the first nine-month periods of 1997 and 1996, respectively.
      During the first nine months of 1997, the Company's capital expenditures totaled $103 million for equipment relating to continued enhancements of its data processing and telecommunications systems, as well as leasehold improvements and additional office facilities to support the Company's growth. In addition, the Company opened 27 new branch offices during the first nine months of 1997, compared to nine branch offices opened during the comparable period in 1996. As has been the case recently, capital expenditures will vary from period to period as business conditions change.
      The Company issued $61 million and repaid $20 million in Medium-Term Notes during the first nine months of 1997.
      In September 1997, the Board of Directors authorized the repurchase of up to an additional 3,750,000 shares of the Company's common stock. During the first nine months of 1997, the Company repurchased and recorded as treasury stock a total of 780,000 shares of its common stock for approximately $16 million. As of September 30, 1997, authorization granted by the Company's Board of Directors allowed for future repurchases of 5,026,500 shares.
      In July 1997, the Board of Directors approved a three-for-two split of the Company's common stock, effected in the form of a 50% stock dividend. The stock dividend was distributed on September 15, 1997 to stockholders of record on August 14, 1997. Share and per share data have been restated to reflect this transaction.
      During the first nine months of 1997, the Company paid common stock cash dividends totaling $26 million, up from $23 million paid during the first nine months of 1996.
      The Company monitors both the relative composition and absolute level of its capital structure. The Company's stockholders' equity at September 30, 1997 totaled $1,078 million. In addition, the Company had borrowings of $320 million that bear interest at a weighted-average rate of 6.60%. These borrowings, together with the Company's equity, provided total financial capital of $1,398 million at September 30, 1997, up $259 million, or 23% from the December 31, 1996 level of $1,139 million.

Year 2000

      The Company is currently modifying its computer systems in order to process data and transactions incorporating year 2000 dates without material errors or interruptions. The success of this effort depends in part on parallel efforts being undertaken by other securities market participants with which the Company's systems interact. These efforts may also be affected by regulatory changes that would require other significant systems modifications, such as the potential shift of securities pricing from fractions to decimals and proposed order audit trail requirements. Costs incurred to modify the Company's computer systems will be expensed as incurred in accordance with generally accepted accounting principles, and are not expected to have a material impact on the Company's results of operations.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Other Information

     On July 16, 1997, George P. Schultz, former U.S. Secretary of State, was elected to the Company's Board of Directors, expanding it to 11 members.

     On September 29, 1997, Timothy F. McCarthy was named President and Chief Operating Officer of Charles Schwab & Co., Inc.

      As of October 29, 1997, the Company's Management Committee consists of Charles R. Schwab, David S. Pottruck, Timothy F. McCarthy and the following individuals:

Karen W. Chang             General Investor
John Philip Coghlan        Retirement Plan Services
Linnet F. Deily            Services for Investment Managers
Lon Gorman                 Capital Markets and Trading
Daniel O. Leemon           Chief Strategy Officer
Dawn Gould Lepore          Chief Information Officer
Susanne D. Lyons           Active Trader and Affluent
                               Customer
Gideon Sasson *            Electronic Brokerage
Steven L. Scheid           Chief Financial Officer
Tom Decker Seip            International and Mutual Funds
Luis E. Valencia           Chief Administrative Officer

*Effective November 1, 1997.

      On October 27, 1997, Lawrence J. Stupski announced his retirement as Vice Chairman and Director of the Company effective January 1, 1998.

Item 6.     Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q.

--------------------------------------------------------------------------------
  Exhibit
  Number                Exhibit
--------------------------------------------------------------------------------

 10.181     Commercial   office  lease  of  211 Main   Street
            between  Main  Plaza,  LLC and  Charles  Schwab &
            Co., Inc. dated August 8, 1997.

 10.182     The   Charles   Schwab   Corporation    Corporate
            Executive Bonus Plan, amended and restated, effective January 1, 1996 (supersedes Exhibit 10.147 to the Registrant's Form 10-K for the year ended December 31, 1994).

 10.183 Fourth Amendment to the Revolving Subordinated Loan Agreement, as of July 25, 1997, between the Registrant and Charles Schwab & Co., Inc.

 10.184 Fifth Amendment to the Revolving Subordinated Loan Agreement, as of October 29, 1997, between the Registrant and Charles Schwab & Co., Inc.

 10.185     The Charles Schwab  Corporation  Senior Executive
            Severance Policy, effective December 7, 1995.

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




                                     THE  CHARLES  SCHWAB  CORPORATION
                                               (Registrant)




Date:   October 29, 1997                   /s/ Steven L. Scheid
        ----------------               -----------------------------
                                               Steven L. Scheid
                                        Executive Vice President and
                                           Chief Financial Officer