Form 10-K
period 1997-12-31
SCHWAB CHARLES CORP
filed 1998-03-27
CIK 316709

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997        Commission file number 1-9700



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


           Securities registered pursuant to Section 12(b)of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 12, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $8,112,875,618. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant, and certain investment companies managed by Charles Schwab Investment Management, Inc. were deemed to be shares of Common Stock held by affiliates.

The number of shares of Common Stock outstanding as of March 12, 1998 was 267,742,421* shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I and II of this Form 10-K incorporate certain information contained in the registrant's 1997 Annual Report to Stockholders by reference to portions of that document. Part III of this Form 10-K incorporates certain information contained in the registrant's definitive proxy statement for its annual meeting of stockholders to be held May 11, 1998 by reference to portions of that document.

* Reflects the September 1997 three-for-two common stock split.

                         THE CHARLES SCHWAB CORPORATION



                           Annual Report On Form 10-K

                     For Fiscal Year Ended December 31, 1997



                                TABLE OF CONTENTS

Part I

Item 1.    Business   ---------------------------------------------------------------------------------------------      1
Item 2.    Properties   -------------------------------------------------------------------------------------------      9
Item 3.    Legal Proceedings   ------------------------------------------------------------------------------------      9
Item 4.    Submission of Matters to a Vote of Security Holders   --------------------------------------------------      9

Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters   --------------------------------     10
Item 6.    Selected Financial Data   ------------------------------------------------------------------------------     10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations   ----------------     10
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk   -------------------------------------------     10
Item 8.    Financial Statements and Supplementary Data   ----------------------------------------------------------     10
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   -----------------     11

Part III

Item 10.   Directors and Executive Officers of the Registrant   ---------------------------------------------------     11
Item 11.   Executive Compensation   -------------------------------------------------------------------------------     14
Item 12.   Security Ownership of Certain Beneficial Owners and Management   ---------------------------------------     14
Item 13.   Certain Relationships and Related Transactions   -------------------------------------------------------     14

Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K   --------------------------------------     14
                 Exhibit Index   ----------------------------------------------------------------------------------     15
                 Signatures   -------------------------------------------------------------------------------------     21
                 Index to Financial Statement Schedules   ---------------------------------------------------------    F-1



                         THE CHARLES SCHWAB CORPORATION


                                     PART I


Item 1.       Business

     (a) General Development of Business. The Charles Schwab Corporation (CSC) was incorporated in 1986 and engages, through its subsidiaries, in securities brokerage and related financial services. As used herein, the "Company" refers to CSC and its subsidiaries. CSC's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer. Schwab was incorporated in 1971, and entered the discount brokerage business in 1974. Mayer & Schweitzer, Inc. (M&S), a subsidiary acquired in 1991, is a market maker in Nasdaq and other securities that provides trade execution services to broker-dealers and institutional customers.
     Other subsidiaries of CSC include Charles Schwab Investment Management, Inc. (CSIM), The Charles Schwab Trust Company (CSTC) and Charles Schwab Europe (formerly known as ShareLink). CSIM, incorporated in 1989, acts as the investment adviser for Schwab's proprietary mutual funds. The Company refers to certain funds for which CSIM is the investment adviser as the SchwabFunds-Registered Trademark-. CSTC, incorporated in 1992, provides custody services for independent investment managers and serves as trustee for employee benefit plans, primarily 401(k) plans. Charles Schwab Europe, acquired in 1995 to expand the Company's international operations, is a retail discount securities brokerage firm located in the United Kingdom.
     New developments in the Company's business during 1997 include the continued expansion of products and services tailored to meet customers' varying investment and financial needs. During 1997, Schwab announced alliances with three investment banking firms to provide certain of its customers initial and secondary public stock offerings managed by these firms. Additionally, the Company began to offer access to futures and commodities trading to certain of its most active customers. The Company is also enhancing the ways it helps investors develop and evaluate their investment choices. In 1997, the Company introduced a number of new Internet-based investment services, including the Asset Allocation Toolkit-TM- for portfolio allocation guidance, and the Mutual Fund OneSource-Registered Trademark- Online and Market Buzz-TM- sites for research and information. The Company also broadened its multi-channel delivery systems to make investing more accessible to more people. During 1997, Schwab introduced a speech recognition telephone trading service that enables customers to trade any of the funds in the Mutual Fund Marketplace-Registered Trademark-using vocal commands.
     During 1997, the Company's Board of Directors declared a three-for-two common stock split, distributed September 1997, effected in the form of a stock dividend. Share and per share information throughout this report have been restated. The Board increased the quarterly cash dividend 20% to $.04 per share in 1997.

     (b) Financial Information About Industry Segments. The Company operates in a single industry segment: securities brokerage and related financial services. Fees received from the Company's proprietary mutual funds represented approximately 12% of the Company's consolidated revenues in 1997. As of December 31, 1997, approximately 28% of Schwab's total customer accounts were located in California. The next highest geographic concentrations of total customer accounts were approximately 8% in Florida, 7% in New York and 6% in Texas.

     (c) Narrative Description of Business. The Company's strategy is to attract and retain customer assets by focusing on a number of areas within the financial services industry -- retail brokerage, mutual funds, support services for independent investment managers, equity securities market-making and 401(k) defined contribution plans. To pursue its strategy and its objective of long-term profitable growth, the Company plans to continue to leverage its competitive advantages. These advantages include a nationally recognized brand, a broad range of products and services, multi-channel delivery systems and an ongoing investment in technology.
     The Company's primary focus is serving retail investors, directly or through independent investment managers, who want access to a broad selection of products and services, as well as investment news and information, tailored to meet their financial needs. The Company, through Schwab, serves over 4.8 million active customer accounts(a). Customer assets totaled $353.7 billion at December 31, 1997.
     The Company, through Schwab and M&S, engages in market-making activities in exchange-listed,  Nasdaq and other equity securities. Regulatory changes and changes in industry customs and practices are significantly  impacting these  market-making activities.  See "Management's  Discussion and Analysis of Results of Operations and Financial  Condition" in the Company's  1997
Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report, and "Regulation" below.
     The Company's business, like that of other securities brokerage firms, is directly affected by the fluctuations in securities trading volumes and price levels that occur in fundamentally cyclical financial markets. Such fluctuations are affected by many national and international economic and political factors that cannot be predicted, including broad trends in business and finance, the availability of credit and capital, legislation and regulation affecting the United States and international business and financial communities, currency values, and the level and volatility of interest rates.

--------
(a)   Accounts with balances or activity within the preceding twelve months.


===================================================================================================================================

                                                             Sources of Revenues
                                                        (Dollar amounts in thousands)

                                                                            Year Ended December 31,
                                              -------------------------------------------------------------------------------------
                                                         1997                         1996                         1995
                                              ---------------------------  ---------------------------  ---------------------------
           Type of Revenue                        Amount       Percent         Amount       Percent         Amount       Percent
                                              ---------------------------  ---------------------------  ---------------------------
      Commissions
         Listed securities                      $  527,321          22.9%    $  423,232          22.9%    $  356,069          25.1%
         Nasdaq                                    465,137          20.2%       393,882          21.3%       283,024          19.9%
         Options                                   103,372           4.5%        66,210           3.5%        53,333           3.8%
         Mutual funds                               78,193           3.5%        70,805           3.8%        58,470           4.1%
      -----------------------------------------------------------------------------------------------------------------------------
      Commissions                                1,174,023          51.1%       954,129          51.5%       750,896          52.9%
      -----------------------------------------------------------------------------------------------------------------------------

      Mutual fund service fees                     427,673          18.6%       311,067          16.8%       218,784          15.4%

      Interest revenue
         Margin loans to customers                 489,197          21.3%       339,433          18.3%       264,025          18.6%
         Investments, customer-related             380,443          16.5%       316,760          17.1%       283,031          19.9%
         Other                                      30,395           1.4%        24,667           1.4%        21,064           1.6%
      Interest expense                            (546,483)        (23.8%)     (425,872)        (23.0%)     (357,223)        (25.2%)
      -----------------------------------------------------------------------------------------------------------------------------
      Interest revenue, net of
         interest expense                          353,552          15.4%       254,988          13.8%       210,897          14.9%
      -----------------------------------------------------------------------------------------------------------------------------

      Principal transactions                       257,985          11.2%       256,902          13.9%       191,392          13.5%
      Other                                         85,517           3.7%        73,836           4.0%        47,934           3.3%
      -----------------------------------------------------------------------------------------------------------------------------
      Total                                     $2,298,750         100.0%    $1,850,922         100.0%    $1,419,903         100.0%
      =============================================================================================================================


      This table should be read in  connection  with the  Company's
      consolidated financial   statements  and  notes  in  the  Company's
      1997  Annual  Report  to Stockholders,  which are incorporated herein by reference to Exhibit No. 13.1 of this report.

===================================================================================================================================


Shifts in customer investment preferences or in customer usage of Schwab's multi-channel delivery systems also could reduce trading revenues, which include commission and principal transaction revenues. Since trading revenues continue to represent a majority of the Company's revenues, the Company may experience significant variations in revenues from period to period.
     The Company adjusts its expenses in anticipation of and in response to changes in financial market conditions and customer trading patterns. Certain of the Company's expenses (including variable compensation, portions of communications, and commissions, clearance and floor brokerage) vary directly with changes in financial performance or customer trading activity. Expenses relating to the level of temporary employees, contractors, overtime hours, professional services, and advertising and market development are adjustable over the short term to help the Company achieve its financial objectives. Additionally, developmental spending (including branch openings, product and service rollouts, and technology enhancements) is discretionary and can be altered in response to market conditions. However, a significant portion of the Company's expenses such as salaries and wages, occupancy and equipment, and depreciation and amortization do not vary directly, at least in the short term, with fluctuations in revenues or securities trading volumes. Also, the Company views its developmental spending as essential for future growth and therefore tries to avoid major adjustments in such spending unless faced with a sustained slowdown in customer trading activity. Given the nature of the Company's revenues and expenses, and the economic and competitive factors discussed in this report, the Company's earnings and common stock price may be subject to significant volatility from period to period. The Company's results for any period are not necessarily indicative of results for a future period.
     The table above sets forth on a comparative basis the Company's revenues for the three years ended December 31, 1997.


                                   Competition

     The Company faces significant competition from companies seeking to attract customer financial assets, including full-commission brokerage firms, discount brokerage firms, mutual fund companies and banks. Certain of these competitors have significantly greater financial resources and offer a wider range of services and financial products than the Company, particularly given the continued consolidation within the financial services industry. In addition, the recent expansion and customer acceptance of conducting financial transactions online has attracted competition from software development companies and providers of online services. In 1997, price competition continued to intensify in the area of online investing as competitors sought to gain market share in this rapidly growing area. The Company experienced declines in its average commission per revenue trade as the proportion of its customers using electronic brokerage channels, which provide discounts from the Company's standard commission rates, has increased. As the Company focuses on further enhancements to its electronic service offering, average commission per revenue trade is expected to continue to decline. The Company primarily competes on the basis of quality of customer service, breadth of products and services offered at prices that management believes represent superior value, accessibility to the Company through its multi-channel delivery systems, and technological innovation and expertise.
     Most discount brokerage firms and online-only financial services providers charge commissions lower than Schwab. Full-commission brokerage firms also offer discounted commissions to selected retail brokerage customers. Many brokerage firms employ substantial funds in advertising and direct solicitation of customers to increase their market share of commission dollars and other securities-related income. Such competition may negatively impact the Company's customer asset growth, revenue growth and profit margin.


                       Advertising and Marketing Programs

     The Company's nationwide advertising and marketing programs are designed to distinguish the Schwab brand as well as its products and services. The Company's advertising and market development expense was $130 million in 1997, compared to $84 million in 1996 and $53 million in 1995. Expenditures for these programs helped Schwab open 1,164,000 new accounts in 1997, compared to 985,000 in 1996 and 698,000 in 1995. New customer accounts represent a significant portion of the growth in customer assets, which the Company believes is critical to growth in revenues. Accounts opened during 1997 generated 17% of Schwab's commission revenues during the year, compared to 16% in 1996 and 13% in 1995.
     Schwab advertises regularly in financially-oriented newspapers and periodicals and occasionally in general circulation publications. Schwab advertisements appear regularly on national and local cable television and periodically on radio and independent television stations. Schwab also engages extensively in targeted direct mail advertising through monthly statement "inserts" and special mailings.
     In its advertising, as well as in promotional events such as press appearances, Schwab has promoted the name and likeness of its Chairman, Mr. Schwab. The Company has an agreement with Mr. Schwab by which he, subject to certain limitations, has assigned to the Company and Schwab all service mark, trademark, and trade name rights in his name (and variations thereon) and likeness.


                              Products and Services

     The Company offers both a broad range of products and services tailored to meet customers' varying investment and financial needs, as well as access to extensive investment news and information.

     Accounts and Features. The Company offers the purchase and sale of securities which include exchange-listed, Nasdaq and other equity securities, options, mutual funds, unit investment trusts, variable annuities and fixed income investments, including United States Treasuries, zero-coupon bonds, listed and OTC corporate bonds, municipal bonds, GNMAs and CDs. In 1997, the Company began to offer certain of its customers initial and secondary public stock offerings, and access to futures and commodities trading. Customers approved for margin transactions may borrow a portion of the price of certain securities purchased through Schwab, or may sell securities short. Customers must have specific approval to trade options; as of December 31, 1997, 258,000 accounts were so approved. To write uncovered options, customers must go through an additional approval process and must maintain a significantly higher level of equity in their brokerage accounts.
     Because Schwab does not pay interest on cash balances in basic brokerage accounts, it provides customers with an option to have cash balances in their accounts automatically swept, on a weekly basis, into certain SchwabFunds-Registered Trademark- money market funds.
     A customer may receive additional services by qualifying for and opening a Schwab One-Registered Trademark- brokerage account. A customer may access available funds in his or her Schwab One account either with a personal check or a VISA-Registered Trademark- debit card. When a Schwab One customer is approved for margin trading, the checks and debit card also provide access to margin cash available. For cash balances awaiting investment, Schwab pays interest to Schwab One customers. Alternatively, qualifying Schwab One customers seeking tax-exempt income may elect to have cash balances swept into state-specific municipal tax-exempt SchwabFunds money market funds or a tax-exempt municipal trust (for Florida taxpayers only).
     Schwab acts as custodian, as well as broker, for Individual Retirement Accounts (IRAs). In Schwab IRAs, cash balances are swept daily into one of three SchwabFunds money market funds. During 1997, active IRAs increased 20% to 1,604,000 accounts and customer assets in all IRAs increased 35% to $88.2 billion. Schwab also acts as custodian and broker for Keogh accounts.

     Customer Financing. Customers' securities transactions are conducted on either a cash or margin basis. Generally, a customer buying securities in a cash-only brokerage account is required to make payment by settlement date, usually three business days after the trade is executed. However, for purchases of certain types of securities, such as certain mutual fund shares, a customer must have a cash or money market fund balance in his or her account sufficient to pay for the trade prior to execution. When selling securities, a customer is required to deliver the securities, and is entitled to receive the proceeds, on settlement date. In an account authorized for margin trading, Schwab may lend its customer a portion of the market value of certain securities up to the limit imposed by the Federal Reserve Board, which for most equity securities is initially 50%. Such loans are collateralized by the securities in the customer's account. Short sales of securities represent sales of borrowed securities and create an obligation to purchase the securities at a later date. Customers may sell securities short in a margin account subject to minimum equity and applicable margin requirements and the availability of such securities to be borrowed and delivered.
     Interest on margin loans to customers provides an important source of revenue to Schwab. During 1997, Schwab's outstanding margin loans to customers averaged $6.4 billion.
     In permitting a customer to engage in transactions, Schwab faces credit risk if the customer fails to meet his or her obligations in the event of adverse changes in the market value of the securities positions in his or her account. Under applicable rules and regulations for margin transactions, Schwab, in the event of such an adverse change, requires the customer to deposit additional securities or cash, so that the amount of the customer's obligation is not greater than specified percentages of the cash and market values of the securities in the account. As a matter of policy, Schwab generally requires its customers to maintain higher percentages of collateral values than the minimum percentages required under these regulations.
     Schwab may use cash balances in customer accounts to extend margin credit to other customers. Pursuant to the requirements of Rule 15c3-3 of the Securities Exchange Act of 1934, the portion of such cash balances not used to extend margin credit (increased or decreased by certain other customer-related balances) must be held in segregated investment accounts. The balances in these segregated investment accounts must be invested in qualified interest-bearing securities. To the extent customer cash balances are available for use by Schwab at interest costs lower than Schwab's costs of borrowing from alternative sources, Schwab's cost of funds is reduced and its net income is enhanced. Such interest savings contribute substantially to Schwab's profitability and, if a significant reduction of customer cash balances were to occur, Schwab's borrowings from other sources may have to increase and such profitability would decline. To the extent Schwab's customers elect to have cash balances in their brokerage accounts swept into certain SchwabFunds money market funds, the cash balances available to Schwab for investments or for financing margin loans are reduced. However, Schwab receives mutual fund service fees from such funds based on the daily average invested balances.
     See also "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1997 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report, and "Regulation" below.

     Mutual Funds. At December 31, 1997, Schwab's Mutual Fund OneSource-Registered Trademark- service enabled customers to trade 825 mutual funds in 121 fund families without incurring transaction fees. The service allows investors to access multiple mutual fund companies, avoid brokerage transaction fees, and achieve investment diversity among fund families. In addition, investors' record keeping and investment monitoring are simplified through one consolidated statement. Fees received by Schwab for providing services, including record keeping and shareholder services, from the Mutual Fund OneSource program are based upon daily balances of customer assets invested in the participating funds through Schwab and are paid by the funds and/or fund sponsors. Customer assets held by Schwab that have been purchased through the Mutual Fund OneSource-Registered Trademark- service, excluding Schwab's proprietary funds, totaled $56.6 billion at the end of 1997.
     Schwab's Mutual Fund Marketplace-Registered Trademark- (including Mutual Fund OneSource) provides customers with the ability to invest in nearly 1,400 mutual funds in 219 fund families sponsored by third parties. Customer assets invested in the Mutual Fund Marketplace, excluding the Mutual Fund OneSource service, totaled $48.0 billion at the end of 1997. Schwab charges a transaction fee on trades placed in the funds included in the Mutual Fund Marketplace (except on trades through the Mutual Fund OneSource service). These fees are recorded as commission revenues. Commissions from customer transactions in mutual fund shares comprised approximately 7% of Schwab's total commission revenues during the last three years.
     Schwab's proprietary funds, collectively referred to as the SchwabFunds-Registered Trademark-, include money market funds, equity index funds, bond funds, asset allocation funds, and funds that primarily invest in stock, bond and money market funds. Qualifying Schwab customers may elect to have cash balances in their brokerage accounts automatically invested in certain SchwabFunds money market funds. Customer assets invested in the SchwabFunds were $55.8 billion at the end of 1997. Fees received by the Company from the SchwabFunds, for providing transfer agent services, shareholder services, administration and investment management, are based upon daily balances of customer assets invested in these funds.

     Market Making In Nasdaq and Exchange-Listed Securities. M&S provides trade execution services in Nasdaq and other securities to broker-dealers, including
Schwab, and institutional customers. As a market maker in Nasdaq and other securities, M&S generally executes customer trades as principal. While substantially all Nasdaq security trades originated by the customers of Schwab are directed to M&S, the majority of M&S' trading volume comes from parties other than Schwab.
     Schwab has specialist operations on the Pacific Exchange and the Boston Stock Exchange to make markets in exchange-listed securities. The majority of trades originated by the customers of Schwab in exchange-listed securities for which Schwab makes a market are directed to these operations. At December 31, 1997, Schwab had 14 specialists on the Pacific Exchange and 3 specialists on the Boston Stock Exchange that collectively made markets in 900 and 100 securities, respectively.
     In the normal course of their market making in exchange-listed, Nasdaq and other securities, Schwab and M&S maintain inventories in such securities on both a long and short basis. While long inventory positions represent Schwab's and M&S' ownership of securities, short inventory positions represent obligations of Schwab and M&S to deliver specified securities at a contracted price, which may differ from market prices prevailing at the time of completion of the transaction. Accordingly, long or short inventory positions may result in gains or losses as market values of such securities fluctuate.
     See also "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Market Risk" in the Company's 1997 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report, and "Regulation" below.

     Services for Independent Investment Managers. To attract the business of accounts managed by independent investment managers, Schwab has a dedicated business unit which includes experienced registered representatives assigned to individual managers. Independent investment managers participating in this program who custody customer accounts at Schwab may use SchwabLink-Registered Trademark- and the SchwabLink Web-TM- site for investment managers. SchwabLink is a computer-based information network which enables investment managers to access information about their customers' accounts directly from Schwab's computer databases and to enter their customers' trades online. The SchwabLink Web site enables investment managers to use the Internet to communicate directly with Schwab service teams, as well as receive news and information. During 1997, Schwab customer assets held in accounts managed by over 5,300 active independent investment managers increased $32.9 billion, or 45%, to a total of $105.8 billion. Independent investment managers and other professional investors generated approximately 12% of Schwab's total commission revenues during the last three years.

     Retirement Plan Services. Schwab serves company 401(k) plans directly through a dedicated sales force, as well as indirectly through alliances with national and regional third-party administrators. Schwab offers SchwabPlan-TM-, a comprehensive 401(k) retirement plan, which enables employers to offer a wide range of investment options as well as employee education to their 401(k) retirement plan participants. During 1997, Schwab continued to develop its retirement plan services business, with customer assets in corporate 401(k) and other plans growing $4.9 billion, or 48%, to $15.1 billion.


                         Multi-Channel Delivery Systems

     The Company differentiates itself with multi-channel delivery systems which allow customers to choose how they prefer to do business with the Company. In addition to its branch office network, the Company maintains four regional customer telephone service centers as well as electronic brokerage channels.

     Branch Office Network. At December 31, 1997, Schwab operated 272 domestic branch offices in 47 states, as well as a branch in each of the Commonwealth of Puerto Rico and the United Kingdom. In addition, in 1997, the Company opened new offices in Hong Kong and the Cayman Islands. The Company's office network plays a key role in building its business. With the customer service support of regional customer telephone service centers and electronic brokerage channels, branch personnel are focusing a significant portion of their time on business development. Customers can use branch offices to open accounts, deliver and receive checks and securities, obtain market information, place orders, and obtain related customer services in person, yet most branch activities are conducted by telephone and mail.
     The Company is enhancing the ways in which it may help investors by using the branch office network to assist investors in developing asset allocation strategies and evaluating their investment choices. Branch staff also refer investors who desire additional guidance to independent investment managers through the Schwab AdvisorSource-TM- service.

     Regional Customer Telephone Service Centers. Schwab's four regional customer telephone service centers, located in Indianapolis, Denver, Phoenix and Orlando, handle customer trading and service calls twenty-four hours-a-day, seven days-a-week. Customer orders placed during nonmarket hours are routed to appropriate markets the following business day. The capacity of the service centers allows the branch office network to be maintained at lower staffing levels and to focus on business development.
     The Company's customer service approach is to use teams led by registered representatives in the service centers, who work closely with branch office network personnel. Additionally, certain teams at these centers provide specialized services to active and affluent investors. Each registered representative has immediate access to the customer account and market-related information necessary to respond to customer inquiries. For most customer orders, registered representatives can enter the order and confirm the transaction immediately. As a result of this approach, the departure of a registered representative generally does not result in a loss of customers for the Company.

     Electronic Brokerage Channels. Customers are able to obtain financial information and execute trades on an automated basis through the Company's electronic brokerage channels that provide both online and automated telephonic access. These channels are designed to provide added convenience for customers and minimize Schwab's costs of responding to and processing routine customer transactions. To assist customers in using online channels, the Company maintains two online customer support centers that operate both during and after normal market hours.
     Online channels include PC-based services such as SchwabLink-Registered Trademark-, and the Charles Schwab Web Site-TM- (formerly known as SchwabNOW!-TM-) -- an information and trading service on the Internet. The Company's online channels handled 37% of total trades in 1997. Automated telephonic channels include TeleBroker-Registered Trademark- -- Schwab's touch-tone telephone trading service, and VoiceBroker-TM- -- Schwab's voice recognition quote service. Schwab's automated telephonic channels handled 73% of total customer calls received in 1997. Trades placed through electronic brokerage channels provide discounts from the Company's standard commission rates.


                               Information Systems

     Schwab's operations rely heavily on its information processing and communications systems. Schwab's system for processing a securities transaction is highly automated. Registered representatives equipped with online computer terminals can access customer account information, obtain securities prices and related information, and enter orders online.
     To support its multi-channel delivery systems, as well as other applications such as clearing functions, account administration, record keeping and direct customer access to investment information, Schwab maintains a sophisticated computer network connecting all of the branch offices and regional customer telephone service centers. Schwab's computers are also linked to the major registered United States securities exchanges, M&S, the National Securities Clearing Corporation and The Depository Trust Company.
     Failure of Schwab's information processing or communications systems for a significant period of time could limit Schwab's ability to process its large volume of transactions accurately and rapidly. This could cause Schwab to be unable to satisfy its obligations to customers and other securities firms, and could result in regulatory violations.
     External events, such as an earthquake or power failure, loss of external information feeds, such as security price information, as well as internal malfunctions, such as those that could occur during the implementation of system modifications, could render part or all of such systems inoperative.
     To enhance the reliability of the system and integrity of data, Schwab maintains carefully monitored backup and recovery functions. These include logging of all critical files intraday, duplication and storage of all critical data outside of its central computer site every 24 hours, and maintenance of facilities for backup and communications in San Francisco. They also include the maintenance and periodic testing of a disaster recovery plan that management believes would permit Schwab to recommence essential computer operations if its central computer site were to become inaccessible. To reduce the exposure to system failures caused by external factors, including earthquakes, the Company's primary data center is located in Phoenix.
     Many existing computer programs use only two digits to identify a specific year and therefore may not accurately recognize the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. Due to the Company's dependence on computer technology to operate its business, and the dependence of the financial services industry on computer technology, the nature and impact of Year 2000 processing failures on the Company's business could be material. The Company is currently modifying its computer systems in order to enable its systems to process data and transactions incorporating year 2000 dates without material errors or interruptions. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Year 2000" in the Company's 1997 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


                        Clearing and Account Maintenance

     Schwab performs clearing services for all securities transactions in customer accounts. Schwab clears the vast majority of customer transactions through the facilities of the National Securities Clearing Corporation or the Options Clearing Corporation. Certain other transactions, such as mutual fund transactions and transactions in securities not eligible for settlement through a clearing corporation, are settled directly with the mutual funds or other financial institutions. Schwab is obligated to settle transactions with clearing corporations, mutual funds and other financial institutions even if Schwab's customer fails to meet his or her obligations to Schwab. In addition, for transactions that do not settle through a clearing corporation, Schwab takes the risk of the other party's failure to settle the trade. See "Financial Instruments with Off-Balance-Sheet and Credit Risk" note in the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.


                                    Employees

     As of December 31, 1997, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of 12,700 full-time employees.


                                   Regulation

     The securities industry in the United States is subject to extensive regulation under both Federal and state laws. The Securities and Exchange Commission (SEC) is the Federal agency charged with administration of the Federal securities laws. Schwab and M&S are registered as broker-dealers with the SEC. Schwab and CSIM are registered as investment advisers with the SEC. Additionally, Schwab is regulated by the Commodities Futures Trading Commission
(CFTC)  with  respect  to  its  introduced   futures  and  commodities   trading
activities.
     Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the National Association of Securities Dealers (NASD) and the national securities exchanges such as the New York Stock Exchange (NYSE), which has been designated by the SEC as Schwab's primary regulator with respect to its securities activities. The NASD has been designated by the SEC as M&S' primary regulator with respect to its securities activities. During 1997, the Chicago Board Options Exchange (CBOE) was Schwab's designated primary regulator with respect to options trading activities; the NYSE has been designated as such for 1998 and 1999. The National Futures Association has been designated by the CFTC as Schwab's primary regulator with respect to its introduced futures and commodities trading activities. These self-regulatory organizations adopt rules (subject to approval by the SEC or
CFTC) governing the industry and conduct periodic examinations of broker-dealers. Securities firms are also subject to regulation by state securities authorities in the states in which they do business. Schwab was registered as a broker-dealer in 50 states, the District of Columbia and Puerto Rico as of December 31, 1997. M&S was registered as a broker-dealer in 32 states and the District of Columbia as of December 31, 1997.
     The principal purpose of regulations and discipline of broker-dealers and investment advisers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers and investment advisers. The regulations to which broker-dealers and investment advisers are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, uses and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping, fee arrangements, disclosure to clients, and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers and investment advisers. The SEC, CFTC, self-regulatory organizations and state securities authorities may conduct civil or administrative proceedings which can result in censure, fine, cease and desist orders, or suspension or expulsion of a broker-dealer or an investment adviser, its officers, or employees. Schwab and M&S have been the subject of such administrative proceedings.
     In August 1996, the SEC adopted certain new rules and rule amendments, known as the Order Handling Rules, which have significantly altered the manner in which orders related to both Nasdaq and listed securities are handled. These rules were implemented in phases between January 20, 1997 and October 13, 1997. Additionally, in June 1997, most major United States securities markets, including Nasdaq and the NYSE, began quoting and trading securities in increments of one-sixteenth dollar per share instead of one-eighth dollar per share for most securities, and these markets are currently considering further changes to reduce the increments by which securities are priced. Mainly as a result of these regulatory changes and changes in industry customs and practices, average revenue per principal transaction declined during 1997 as compared to 1996. Since the change to trading securities in increments of one-sixteenth dollar per share was not implemented until June 1997 and the Order Handling Rules were not fully implemented until October 1997, the Company expects M&S' average revenue per principal transaction for 1998 to be materially less than the average during substantially all of 1997. Recent and future regulatory changes, changes in industry customs and practices, and changes in trading systems are expected to continue to result in declines in average revenue per principal transaction, and are expected to have a material adverse impact on M&S' revenues and profit margin. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Revenues -- Principal Transactions" and "Commitments and Contingent Liabilities" note in the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.
     As registered broker-dealers and NASD member organizations, Schwab and M&S are required by Federal law to belong to the Securities Investor Protection Corporation (SIPC), which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts held by the firm of up to $500,000 per customer, subject to a limitation of $100,000 for claims of between-investment cash balances. SIPC is funded through assessments on registered broker-dealers. In addition, in 1997, Schwab purchased from a private surety company additional account protection of up to $99.5 million per customer, as defined, for customer securities positions only. Stocks, bonds, mutual funds and money market funds are considered securities and are protected on a share basis for the purposes of SIPC protection and the additional protection (i.e., protected securities may either be replaced or converted into an equivalent market value as of the date a SIPC trustee is appointed). Neither SIPC protection nor the additional protection applies to fluctuations in the market value of securities.
     Schwab is also authorized by the Municipal Securities Rulemaking Board to conduct transactions in municipal securities on behalf of its customers and has obtained certain additional registrations with the SEC and state regulatory agencies necessary to permit it to engage in certain other activities incidental to its brokerage business.
     Margin lending by Schwab and M&S is subject to the margin rules of the Board of Governors of the Federal Reserve System and the NYSE. Under such rules, broker-dealers are limited in the amount they may lend in connection with certain purchases and short sales of securities and are also required to impose certain maintenance requirements on the amount of securities and cash held in margin accounts. In addition, those rules and rules of the CBOE govern the amount of margin customers must provide and maintain in writing uncovered options.
     As a California state-chartered trust company, CSTC is primarily regulated by the California State Banking Department. Since it provides employee benefit plan trust services, CSTC is also required to comply with the Employee Retirement Income Security Act of 1974 (ERISA) and, consequently, is subject to oversight by both the Internal Revenue Service and Department of Labor. CSTC is required under ERISA to maintain a fidelity bond for the protection of employee benefit trusts for which it serves as trustee.
     Charles Schwab Limited, a subsidiary of Schwab, is registered as an arranger with the Securities and Futures Authority (SFA) in the United Kingdom, and engages in business development activities on behalf of Schwab.
     Charles Schwab Europe is registered as a broker-dealer with the SFA in the United Kingdom.


                            Net Capital Requirements

     As registered broker-dealers, Schwab and M&S are subject to the Uniform Net Capital Rule (Rule 15c3-1) promulgated by the SEC (the Net Capital Rule), which has also been adopted through incorporation by reference in NYSE Rule 325. Schwab is a member firm of the NYSE and the NASD, and M&S is a member firm of the NASD. The Net Capital Rule specifies minimum net capital requirements and is designed to ensure the general financial soundness and liquidity of broker-dealers. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE and the NASD, certain punitive actions by the SEC and other regulatory bodies, and ultimately may require a firm's liquidation. Because CSC itself is not a registered broker-dealer, it is not subject to the Net Capital Rule. However, if Schwab failed to maintain specified levels of net capital, such failure would constitute a default by CSC under certain debt covenants.

     "Net capital" is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings, less certain deductions that result from excluding assets that are not readily convertible into cash and from conservatively valuing certain other assets. These deductions include charges that discount the value of firm security positions to reflect the possibility of adverse changes in market value prior to disposition.
     The Net Capital Rule requires notice of equity capital withdrawals to be provided to the SEC prior to and subsequent to withdrawals exceeding certain sizes. Such rule prohibits withdrawals that would reduce a broker-dealer's net capital to an amount less than 25% of its deductions required by the Net Capital Rule as to its security positions. The Net Capital Rule also allows the SEC, under limited circumstances, to restrict a broker-dealer from withdrawing equity capital for up to 20 business days.
     Schwab and M&S have elected the alternative method of calculation under paragraph (a)(1)(ii) of the Net Capital Rule, which requires a broker-dealer to maintain minimum net capital equal to 2% of its "aggregate debit items,"
computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers (Rule 15c3-3 of the Securities Exchange Act of 1934). "Aggregate debit items" are assets that have as their source transactions with customers, primarily margin loans. Under the alternative method of the Net Capital Rule, a broker-dealer may not (a) pay, or permit the payment or withdrawal of, any subordinated borrowings or (b) pay cash dividends or permit equity capital to be removed if, after giving effect to such payment, withdrawal, or removal, its net capital would be less than 5% of its aggregate debit items.
     Under NYSE Rule 326, Schwab is required to reduce its business if its net capital is less than 4% of aggregate debit items for more than 15 consecutive business days; NYSE Rule 326 also prohibits the expansion of business if net capital is less than 5% of aggregate debit items for more than 15 consecutive business days. The provisions of NYSE Rule 326 also become operative if capital withdrawals (including scheduled maturities of subordinated borrowings during the following six months) would result in a reduction of a firm's net capital to the levels indicated.
     If compliance with applicable net capital rules were to limit Schwab's or M&S' operations and their ability to repay subordinated debt to CSC, this in turn could limit CSC's ability to repay debt, pay cash dividends and purchase shares of its outstanding stock. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources -- Liquidity" in the Company's 1997 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.
     At December 31, 1997, Schwab was required to maintain minimum net capital under the Net Capital Rule of $156 million and had total regulatory net capital of $823 million. At December 31, 1997, the amounts in excess of 2%, 4% and 5% of aggregate debit items were $667 million, $512 million and $434 million, respectively.
     At December 31, 1997, M&S was required to maintain minimum net capital under the Net Capital Rule of $1 million and had total regulatory net capital of $5 million. At December 31, 1997, the amount in excess of its minimum required net capital was $4 million.


Item 2.       Properties

     The Company's corporate headquarters are located in a 28-story building at 101 Montgomery Street in San Francisco, California. The building contains 296,000 square feet and is leased by Schwab under a term expiring in the year 2010. Schwab has three successive five-year options to renew the lease at then current market rates. In 1997, Schwab entered into a lease for 396,000 square feet of office space located at 211 Main Street in San Francisco, California. The lease expires in 2018 and includes two ten-year extension options at then current market rates. In addition to these locations, Schwab also leases space in other buildings for its San Francisco operations aggregating 755,000 additional square feet at year-end 1997. M&S' headquarters are located in leased office space in Jersey City, New Jersey.
     All of the Company's branch offices are located in leased premises, generally with lease expiration dates five to ten years from inception.
     The Company has four regional customer telephone service centers. The Company owns the service centers located in Phoenix and Indianapolis, with 330,000 and 164,000 square feet, respectively. The Company leases the service centers located in Orlando and Denver, with 217,000 and 163,000 square feet, respectively.
     The Company owns its primary data center facility located in Phoenix with 105,000 square feet.


Item 3.       Legal Proceedings

     The information required to be furnished pursuant to this item is set forth under the caption "Commitments and Contingent Liabilities" in the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 4.       Submission of Matters to a Vote of
              Security Holders

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.

                                     PART II


Item 5.       Market for Registrant's Common
              Equity and Related Stockholder Matters

     The Company's common stock is listed on the NYSE and the Pacific Exchange under the ticker symbol SCH. The number of common stockholders of record as of March 12, 1998 was 6,667.
     The other information required to be furnished pursuant to this item is set forth under the caption "Quarterly Financial Information (Unaudited)" in the Company's 1997 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 6.       Selected Financial Data

     The information required to be furnished pursuant to this item is set forth under the caption "Selected Financial and Operating Data" in the Company's 1997 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations

     The information required to be furnished pursuant to this item is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1997 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.
     Average balances and interest rates for the fourth quarters of 1997 and 1996 are summarized as follows (dollars in millions):

                                                Three Months Ended
                                                    December 31,
                                                  1997       1996
                                                  ----       ----
Interest-Earning Assets (customer-related):
Investments:
  Average balance outstanding                 $  6,353    $ 6,544
  Average interest rate                          5.42%      5.33%
Margin loans to customers:
  Average balance outstanding                 $  7,702    $ 4,812
  Average interest rate                          7.74%      7.55%
Average yield on interest-earning assets         6.69%      6.27%
Funding Sources (customer-related
   and other):
Interest-bearing customer cash balances:
  Average balance outstanding                 $ 11,180    $ 9,137
  Average interest rate                          4.63%      4.42%
Other interest-bearing sources:
  Average balance outstanding                 $  1,217    $   926
  Average interest rate                          4.43%      4.24%
Average noninterest-bearing portion           $  1,658    $ 1,293
Average interest rate on funding sources         4.07%      3.90%
Summary:
  Average yield on interest-earning assets       6.69%      6.27%
  Average interest rate on funding sources       4.07%      3.90%
-----------------------------------------------------------------
Average net interest margin                      2.62%      2.37%
=================================================================

     The increase in interest revenue, net of interest expense, from the fourth quarter of 1996 to the fourth quarter of 1997 was primarily due to higher levels of average earning assets.


Item 7A.      Quantitative and Qualitative
              Disclosures About Market Risk

     The information required to be furnished pursuant to this item is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Market Risk" in the Company's 1997 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 8.       Financial Statements and
              Supplementary Data

     The information required to be furnished pursuant to this item is set forth in the Consolidated Financial Statements and under the caption "Quarterly Financial Information (Unaudited)" in the Company's 1997 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.

Item 9.       Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure

     Not applicable.


                                    PART III


Item 10.      Directors and Executive Officers of
              the Registrant

     The information relating to directors of the Company required to be furnished pursuant to this item is incorporated by reference from portions of the Company's definitive proxy statement for its annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 1997 (the Proxy Statement) under the captions "The Board of Directors" and "Principal Stockholders." Information regarding Lawrence J. Stupski has been omitted from the Proxy Statement, pursuant to Instruction 3 to
Item 401(a) of Regulation S-K, due to his retirement as Vice Chairman and Director effective January 1998 and May 1998, respectively.

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

==============================================================================================================================

                      Executive Officers of the Registrant

             Name                               Age                                Title
             ----                               ---                                -----

     Charles R. Schwab                           60           Chairman, Co-Chief Executive Officer, and Director
     David S. Pottruck                           49           President, Co-Chief Executive Officer,
                                                                   Chief Operating Officer, and Director
     Timothy F. McCarthy                         46           President and Chief Operating Officer, Charles Schwab
                                                                   & Co., Inc.
     Karen W. Chang                              49           Enterprise President - General Investor Services
     John Philip Coghlan                         46           Enterprise President - Retirement Plan Services
     Linnet F. Deily                             52           Enterprise President - Services for Investment Managers
     Lon Gorman                                  49           Enterprise President - Capital Markets and Trading
     Daniel O. Leemon                            44           Executive Vice President and Chief Strategy Officer
     Dawn Gould Lepore                           43           Executive Vice President and Chief Information Officer
     Susanne D. Lyons                            40           Enterprise President - Retail Investor Specialized Services
     Gideon Sasson                               42           Enterprise President - Electronic Brokerage
     Steven L. Scheid                            44           Executive Vice President and Chief Financial Officer
     Tom Decker Seip                             48           Enterprise President - Mutual Funds and International
     Luis E. Valencia                            53           Executive Vice President and Chief Administrative Officer

==============================================================================================================================




     Mr. Schwab has been Co-Chief Executive Officer of the Company since January 1, 1998, and Chairman and a director of the Company since its incorporation in 1986. Mr. Schwab was Chief Executive Officer of the Company from 1986 to 1997. Mr. Schwab was a founder of Schwab in 1971 and has been its Chairman since 1978. Mr. Schwab is currently a director of The Gap, Inc., Transamerica Corporation, Siebel Systems, Inc., AirTouch Communications, Inc. and a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust and Schwab Annuity Portfolios, all registered investment companies.

     Mr. Pottruck has been Co-Chief Executive Officer of the Company since January 1, 1998, Chief Operating Officer and a director of the Company since 1994, and President of the Company since 1992. Mr. Pottruck has been Chief Executive Officer of Schwab since 1992 and was President of Schwab from 1988 to 1997. Mr. Pottruck joined Schwab in 1984. Mr. Pottruck was named a director of Decibel Instruments, Inc., McKesson Corporation and Preview Travel, Inc. in 1997.

     Mr. McCarthy has been President and Chief Operating Officer of Schwab and First Executive Vice President of the Company since September 1997. Mr. McCarthy was Executive Vice President - Financial Products and International Group of the Company and Schwab from 1996 to 1997, and was Executive Vice President - Mutual Funds of the Company and Schwab and Chief Executive Officer of CSIM from 1995 to 1997. Before joining Schwab in 1995, Mr. McCarthy was Chief Executive Officer of Jardine Fleming Unit Trusts Ltd., a mutual fund company, from 1994 to 1995. From 1987 to 1994, Mr. McCarthy held various executive positions with Fidelity Investments, including President of Fidelity Investments Advisor Group, President of National Financial Institutional Services and Executive Director of Fidelity Brokerage Group.

     Ms. Chang has been Enterprise President - General Investor Services of Schwab and Executive Vice President of the Company since October 1997. Ms. Chang was Executive Vice President - Retail Branch Network of the Company and Schwab from 1996 to 1997 and Senior Vice President - Retail Branch Network of the Company and Schwab from

1994 to 1996. Prior to joining Schwab in 1994, Ms. Chang was Senior Marketing Vice President of American Express Company from 1989 to 1994.

     Mr. Coghlan has been Enterprise President - Retirement Plan Services of Schwab since October 1997 and Executive Vice President of the Company since 1992. Mr. Coghlan was Executive Vice President of Schwab and General Manager of Schwab Institutional from 1992 to 1997. Mr. Coghlan joined Schwab in 1986, became Vice President in 1988 and became Senior Vice President in 1990.

     Ms. Deily has been Enterprise President - Services for Investment Managers of Schwab and Executive Vice President of the Company since October 1997. Ms. Deily was Executive Vice President and General Manager - Services for Investment Managers of the Company and Schwab from 1996 to 1997. Before joining Schwab in 1996, Ms. Deily was Chairman, President and Chief Executive Officer of First Interstate Bank of Texas from 1991 to 1996.

     Mr. Gorman has been Enterprise President - Capital Markets and Trading of Schwab and Executive Vice President of the Company since October 1997. Mr. Gorman was Executive Vice President - Capital Markets and Trading of the Company and Schwab from 1996 to 1997. Before joining Schwab in 1996, Mr. Gorman was a Managing Director of Credit Suisse First Boston Corporation from 1988 to 1996.

     Mr. Leemon has been Executive Vice President and Chief Strategy Officer of the Company and Schwab since 1995. Before joining Schwab in 1995, Mr. Leemon held various positions with The Boston Consulting Group, Inc., a management consulting firm, from 1989 to 1995, including Vice President from 1990.

     Ms. Lepore has been Executive Vice President and Chief Information Officer of the Company and Schwab since 1993. Ms. Lepore joined Schwab in 1983 and became Senior Vice President in 1989.

     Ms. Lyons has been Enterprise President - Retail Investor Specialized Services of Schwab and Executive Vice President of the Company since October 1997. Ms. Lyons was Executive Vice President - Retail Marketing of the Company and Schwab from 1996 to 1997 and Senior Vice President - Active Trader of the Company and Schwab from 1994 to 1996. Ms. Lyons was Senior Vice President - Retail Service Delivery of the Company and Schwab from 1993 to 1994 and Senior Vice President - Retail Marketing of the Company and Schwab from 1992 to 1993. Ms. Lyons joined Schwab in 1992.

     Mr. Sasson has been Enterprise President - Electronic Brokerage of Schwab and Executive Vice President of the Company since November 1997. Mr. Sasson was Senior Vice President - Electronic Brokerage of the Company and Schwab from 1995 to 1997. Before joining Schwab in 1995, Mr. Sasson was Vice President - Information Services of International Business Machines Corporation in 1995. Mr. Sasson was Vice President, Systems Engineering of FYI Online, a joint venture of MCI Communications Corporation and Equifax, Inc., from 1992 to 1995.

     Mr. Scheid has been Executive Vice President and Chief Financial Officer of the Company and Schwab since 1996. Before joining Schwab in 1996, Mr. Scheid was Executive Vice President of Finance of First Interstate Bancorp from 1994 to 1996 and was Principal Financial Officer from 1995 to 1996. From 1990 to 1994, Mr. Scheid was Chief Financial Officer of First Interstate Bank of Texas.

     Mr. Seip has been Enterprise President - Mutual Funds and International of Schwab and Executive Vice President of the Company since October 1997, and Chief Executive Officer of CSIM since December 1997. Mr. Seip was Executive Vice President - Retail Brokerage of the Company and Schwab from 1994 to 1997. Mr. Seip was President of CSIM from 1992 to 1994 and Chief Operating Officer of CSIM from 1991 to 1994. From 1992 to 1994, Mr. Seip was Executive Vice President - Mutual Funds and Fixed Income Products of the Company and Schwab. Mr. Seip joined Schwab in 1983.

     Mr. Valencia has been Executive Vice President and Chief Administrative Officer of the Company and Schwab since 1996. From 1994 to 1996, Mr. Valencia was Executive Vice President - Human Resources of the Company and Schwab. Before joining Schwab in 1994, Mr. Valencia served as a Managing Director of Commercial Credit Company, a subsidiary of Travelers Group Inc. engaged in consumer finance for Travelers Group Inc., from 1993 to 1994. From 1975 to 1993, Mr. Valencia held various positions with Citicorp, including President and Chief Executive Officer of Transaction Technology, a subsidiary of Citicorp, from 1990 to 1993.

Item 11.      Executive Compensation

     The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under the captions "Director Compensation," "Executive Compensation," "Employment and Severance Agreements," "Executive Compensation Table," "Option Grants," "Options Exercised" and "Certain Transactions."

Item 12.      Security Ownership of Certain Bene-
              ficial Owners and Management

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


                                     PART IV


Item 14.      Exhibits, Financial Statement
              Schedules and Reports on Form
              8-K

     (a) Documents filed as part of this Report

     1. Financial Statements

     The financial statements and independent auditors' report are set forth in the Company's 1997 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report and are listed below:

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

     (b) Reports on Form 8-K

     On December 24, 1997, the Registrant filed a Current Report on Form 8-K relating to (i) fourth quarter and year-end expected earnings and (ii) announcement of the settlement of certain class-action litigation.

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

10.101 First Amendment to the Trust Agreement under the Charles Schwab Profit Sharing and Employee Stock Ownership Plan, effective January 1, 1992, dated December 20, 1991, filed as Exhibit 10.101 to the Registrant's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.116 Second Amendment to the Trust Agreement for the Charles Schwab Profit Sharing and Employee Stock Ownership Plan effective July 1, 1992, dated June 30, 1992, filed as Exhibit 10.116 to the Registrant's Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

10.120 ESOP Loan Agreement, effective as of January 19, 1993, between Registrant and The Charles Schwab Profit Sharing and Employee Stock Ownership
Plan and Trust.                                                                +

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

10.147 Corporate Executive Bonus Plan dated as of January 1, 1995 (formerly the Annual Executive Bonus Plan), filed as Exhibit 10.147 to the Registrant's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.+

10.149 Employment Agreement dated as of March 31, 1995 between the Registrant and Charles R. Schwab, filed as Exhibit 10.149 to the Registrant's Form 10-K for
the year ended December 31, 1994 and incorporated herein by reference.         +

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

10.159  The Charles  Schwab  Corporation  Executive  Officer  Stock  Option Plan
(1987), as amended September 17, 1996, with form of Non-Qualified Stock Option Agreement (Executive Officer Stock Option Plan (1987)) attached, filed as
Exhibit 10.159 to the Registrant's Form 10-Q for the quarter ended September 30,
1996 and incorporated herein by reference.                                     +

10.160 The Charles Schwab Corporation 1987 Stock Option Plan, as amended September 17, 1996, with form of Non-Qualified Stock Option Agreement (General Management Plan) attached (supersedes Exhibit 10.73), filed as Exhibit 10.160 to the Registrant's Form 10-Q for the quarter ended September 30, 1996 and
incorporated herein by reference.                                              +

10.161 The Charles Schwab Corporation 1992 Stock Incentive Plan, as amended September 17, 1996 (supersedes Exhibit 10.141), filed as Exhibit 10.161 to the Registrant's Form 10-Q for the quarter ended September 30, 1996 and incorporated
herein by reference.                                                           +

10.162 The Charles Schwab Corporation Deferred Compensation Plan, as amended September 17, 1996, filed as Exhibit 10.162 to the Registrant's Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference. +

10.163 Lease of 101 Montgomery Street between 101 Montgomery Street Co. and Charles Schwab & Co., Inc. dated October 8, 1996, filed as Exhibit 10.163 to the Registrant's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.164 Office Lease of Pacific Telesis Center Telesis Tower between Post-Montgomery Associates and Charles Schwab & Co., Inc. dated October 4, 1996, filed as Exhibit 10.164 to the Registrant's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.166 The Charles Schwab Corporation 1987 Executive Officer Stock Option Plan, restated to include amendments through February 26, 1997, with form of Non-Qualified Stock Option Agreement (Executive Officer Stock Option Plan
(1987)) attached, (supersedes Exhibit 10.159) filed as Exhibit 10.166 to the Registrant's Form 10-Q for the quarter ended March 31, 1997 and incorporated
herein by reference.                                                           +

10.167 The Charles Schwab Corporation 1987 Stock Option Plan, restated to include amendments through February 26, 1997, with form of Non-Qualified Stock Option Agreement attached, (supersedes Exhibit 10.160) filed as Exhibit 10.167 to the Registrant's Form 10-Q for the quarter ended March 31, 1997 and
incorporated herein by reference.                                              +

10.168 Charles Schwab Profit Sharing and Employee Stock Ownership Plan, as amended through December 13, 1996 (supersedes Exhibit 10.152) filed as Exhibit
10.168 to the  Registrant's  Form 10-Q for the  quarter  ended June 30, 1997 and
incorporated herein by reference.                                              +

10.169 Third Amendment to the Trust Agreement for the Charles Schwab Profit Sharing and Employee Stock Ownership Plan effective January 1, 1996, dated May 8, 1996 filed as Exhibit 10.169 to the Registrant's Form 10-Q for the quarter
ended June 30, 1997 and incorporated herein by reference.                      +

10.170 The Charles Schwab Corporation 1992 Stock Incentive Plan Restated as of May 12, 1997 (supersedes Exhibit 10.161) filed as Exhibit 10.170 to the Registrant's Form 10-Q for the quarter ended June 30, 1997 and incorporated
herein by reference.                                                           +

10.171 Form of Restricted Shares Award Agreement of The Charles Schwab Corporation 1992 Stock Incentive Plan (supersedes Exhibit 4.6 to the Registrant's Registration Statement No. 33-54701 on Form S-8) filed as Exhibit
10.171 to the  Registrant's  Form 10-Q for the  quarter  ended June 30, 1997 and
incorporated herein by reference.                                              +

10.172 Form of Nonstatutory Stock Option Agreement of The Charles Schwab Corporation 1992 Stock Incentive Plan (supersedes Exhibit 10.143) filed as
Exhibit 10.172 to the Registrant's Form 10-Q for the quarter ended June 30, 1997
and incorporated herein by reference.                                          +

10.173 Form of Nonstatutory Stock Option and Performance Unit Agreement of The Charles Schwab Corporation 1992 Stock Incentive Plan filed as Exhibit 10.173 to the Registrant's Form 10-Q for the quarter ended June 30, 1997 and incorporated
herein by reference.                                                           +

10.174 Form of Incentive Stock Option Agreement of The Charles Schwab Corporation 1992 Stock Incentive Plan (supersedes Exhibit 10.144) filed as
Exhibit 10.174 to the Registrant's Form 10-Q for the quarter ended June 30, 1997
and incorporated herein by reference.                                          +

10.175 Form of Restricted Shares Award Agreement with performance vesting conditions of The Charles Schwab Corporation 1992 Stock Incentive Plan (supersedes Exhibit 10.155) filed as Exhibit 10.175 to the Registrant's Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference. +

10.176 Form of Nonstatutory Stock Option Agreement of The Charles Schwab Corporation 1987 Stock Option Plan (supersedes Form of Non-Qualified Stock Option Agreement in Exhibit 10.167) filed as Exhibit 10.176 to the Registrant's Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by
reference.                                                                     +

10.177 Form of Incentive Stock Option Agreement of The Charles Schwab Corporation 1987 Stock Option Plan filed as Exhibit 10.177 to the Registrant's Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by
reference.                                                                     +

10.178 Form of Restricted Shares Award Agreement of The Charles Schwab Corporation 1987 Stock Option Plan filed as Exhibit 10.178 to the Registrant's Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by
reference.                                                                     +

10.179 Form of Nonstatutory Stock Option Agreement of The Charles Schwab Corporation 1987 Executive Officer Stock Option Plan (supersedes Form of Non-Qualified Stock Option Agreement in Exhibit 10.166) filed as Exhibit 10.179 to the Registrant's Form 10-Q for the quarter ended June 30, 1997 and
incorporated herein by reference.                                              +

10.180 Form of Restricted Shares Award Agreement of The Charles Schwab Corporation 1987 Executive Officer Stock Option Plan filed as Exhibit 10.180 to the Registrant's Form 10-Q for the quarter ended June 30, 1997 and incorporated
herein by reference.                                                           +

10.181 Commercial office lease of 211 Main Street between Main Plaza, LLC and Charles Schwab & Co., Inc. dated August 8, 1997 filed as Exhibit 10.181 to the Registrant's Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.

10.182 The Charles Schwab Corporation Corporate Executive Bonus Plan, amended and restated, effective January 1, 1996 (supersedes Exhibit 10.147) filed as
Exhibit 10.182 to the Registrant's Form 10-Q for the quarter ended September 30,
1997 and incorporated herein by reference.                                     +

10.185 The Charles Schwab Corporation Senior Executive Severance Policy, effective December 7, 1995 filed as Exhibit 10.185 to the Registrant's Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference. +

10.186 The Charles Schwab Corporation 1987 Stock Option Plan, as amended October 22, 1997, with form of Non-Qualified Stock Option Agreement (General
Management Plan) attached (supersedes Exhibit 10.160).                         +

10.187 The Charles Schwab Corporation 1992 Stock Incentive Plan (Restated to include Amendments through October 22, 1997) (supersedes Exhibit 10.170 to the
Registrant's Form 10-Q for the quarter ended June 30, 1997).                   +

10.188  The Charles  Schwab  Corporation  Executive  Officer  Stock  Option Plan
(1987), as amended October 22, 1997, with form of Non-Qualified Stock Option Agreement (Executive Officer Stock Option Plan (1987) attached (supersedes
Exhibit 10.159).                                                               +

10.189  Annual  Executive  Individual  Performance  Plan  as  amended January 1,
1998.                                                                          +

10.190  The Charles  Schwab  Corporation  Employee  Stock  Incentive  Plan dated
October 22, 1997.                                                              +

10.191  Form of  Restricted  Shares  Award  Agreement  of   The  Charles  Schwab
Corporation 1992 Stock Incentive Plan (supersedes Exhibit 10.171).             +

10.192  Form of Nonstatutory  Stock  Option  Agreement  of  The  Charles  Schwab
Corporation 1992 Stock Incentive Plan (supersedes Exhibit 10.172).             +

10.193 Form of Nonstatutory Stock Option and Performance Unit Agreement of The Charles Schwab Corporation 1992 Stock Incentive Plan (supersedes Exhibit
10.173).                                                                       +

10.194  Form of  Incentive  Stock  Option   Agreement  of   The  Charles  Schwab
Corporation 1992 Stock Incentive Plan (supersedes Exhibit 10.174).             +

10.195  Charles Schwab  Profit  Sharing and Employee  Stock  Ownership  Plan, as
amended through December 1, 1997 (supersedes Exhibit 10.168).                  +

11.1    Computation of Earnings Per Share.

12.1    Computation of Ratio of Earnings to Fixed Charges.

13.1 Portions of The Charles Schwab Corporation 1997 Annual Report to Stockholders, which have been incorporated herein by reference. Except for such portions, such annual report is not deemed to be "filed" herewith.

21.1    Subsidiaries of the Registrant.

23.1    Independent Auditors' Consent.

27.1    Financial Data Schedule (electronic only).

27.2    Restated Financial Data Schedule (electronic only).

27.3    Restated Financial Data Schedule (electronic only).

* Incorporated by reference to the identically-numbered exhibit to Registrant's Registration Statement No. 33-16192 on Form S-1, as amended and declared effective on September 22, 1987.

+ Management contract or compensatory plan.

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1998.

                                            THE CHARLES SCHWAB CORPORATION
                                                     (Registrant)
                                        BY: /s/ CHARLES R. SCHWAB
                                            -------------------------
                                            Charles R. Schwab
                                            Chairman, Co-Chief Executive Officer
                                              and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 27, 1998.

      Signature                           Title
      ---------                           -----

/s/ CHARLES R. SCHWAB          Chairman, Co-Chief Executive Officer
-----------------------           and Director
Charles R. Schwab              (principal executive officer)

/s/ DAVID S. POTTRUCK          Co-Chief Executive Officer,
------------------------         Chief Operating Officer, President and Director
David S. Pottruck              (principal executive officer)

/s/ STEVEN L. SCHEID           Executive Vice President
------------------------         and Chief Financial Officer
Steven L. Scheid               (principal financial and accounting officer)

/s/ NANCY H. BECHTLE           Director
------------------------
Nancy H. Bechtle

/s/ C. PRESTON BUTCHER         Director
------------------------
C. Preston Butcher

/s/ DONALD G. FISHER           Director
------------------------
Donald G. Fisher

/s/ ANTHONY M. FRANK           Director
------------------------
Anthony M. Frank

/s/ FRANK C. HERRINGER         Director
------------------------
Frank C. Herringer

/s/ STEPHEN T. McLIN           Director
------------------------
Stephen T. McLin

/s/ GEORGE P. SHULTZ           Director
------------------------
George P. Shultz

/s/ LAWRENCE J. STUPSKI        Director
------------------------
Lawrence J. Stupski

/s/ ROGER O. WALTHER           Director
------------------------
Roger O. Walther

                         THE CHARLES SCHWAB CORPORATION

                     Index to Financial Statement Schedules


                                                                         Page
                                                                         ----


Independent Auditors' Report                                              F-2

Schedule I - Condensed Financial Information of Registrant:
                     Condensed Balance Sheet                              F-3
                     Condensed Statement of Income                        F-4
                     Condensed Statement of Cash Flows                    F-5
                     Notes to Condensed Financial Statements              F-6

Schedule II - Valuation and Qualifying Accounts                           F-7









Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the Company's consolidated financial statements and notes in the Company's 1997 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.

INDEPENDENT  AUDITORS'  REPORT
------------------------------





To the Stockholders and Board of Directors of The Charles Schwab Corporation:



We have audited the consolidated financial statements of The Charles Schwab Corporation and subsidiaries (the Company) as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 23, 1998; such consolidated financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of the Company appearing on pages F-3 through F-7. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.






DELOITTE & TOUCHE LLP
San Francisco, California
February 23, 1998

=================================================================================================================================

                                                       THE CHARLES SCHWAB CORPORATION
                                                           (PARENT COMPANY ONLY)

                                               Condensed Financial Information of Registrant
                                                          Condensed Balance Sheet
                                                               (In thousands)

                                                                                                              December 31,
                                                                                                        1997               1996
                                                                                                        ----               ----

           Assets
           Cash and cash equivalents                                                                $    79,802        $    74,785
           Advances to subsidiaries                                                                     350,606            250,276
           Investments in subsidiaries, at equity                                                     1,083,122            820,289
           Other assets                                                                                   4,618              5,004
           ------------------------------------------------------------------------------------------------------------------------
           Total                                                                                    $ 1,518,148        $ 1,150,354
           ========================================================================================================================

           Liabilities and Stockholders' Equity
           Accrued expenses and other liabilities                                                   $    12,031        $    17,799
           Borrowings                                                                                   361,000            278,000
           ------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                                            373,031            295,799

           Stockholders' equity                                                                       1,145,117            854,555
           ------------------------------------------------------------------------------------------------------------------------
           Total                                                                                    $ 1,518,148        $ 1,150,354
           ========================================================================================================================



           See Notes to Condensed Financial Statements.






  =================================================================================================================================

=================================================================================================================================

                                                                                                                        SCHEDULE I

                                                  THE CHARLES SCHWAB CORPORATION
                                                      (PARENT COMPANY ONLY)

                                          Condensed Financial Information of Registrant
                                                  Condensed Statement of Income
                                                          (In thousands)

                                                                                         Year Ended December 31,

                                                                                    1997              1996              1995
                                                                                    ----              ----              ----

      Interest revenue                                                          $  30,699         $  26,287          $  18,879
      Interest expense                                                            (20,546)          (19,091)           (13,886)
      -------------------------------------------------------------------------------------------------------------------------

      Net interest revenue                                                         10,153             7,196              4,993

      Other revenues                                                                  544               268              1,032
      Other income (expenses)                                                       4,423            (3,400)            (2,984)
      -------------------------------------------------------------------------------------------------------------------------

      Income before income tax expense and equity
        in earnings of subsidiaries                                                15,120             4,064              3,041

      Income tax expense                                                            5,692             1,568              1,235
      -------------------------------------------------------------------------------------------------------------------------

      Income before equity in earnings of subsidiaries                              9,428             2,496              1,806

      Equity in earnings of subsidiaries
        Equity in undistributed earnings of subsidiaries                          199,869           154,922            134,418
        Dividends paid by subsidiaries                                             60,980            76,385             36,380
      -------------------------------------------------------------------------------------------------------------------------
        Total                                                                     260,849           231,307            170,798

      Net income                                                                $ 270,277         $ 233,803          $ 172,604
      =========================================================================================================================



      See Notes to Condensed Financial Statements.





  =================================================================================================================================

=================================================================================================================================

                                                                                                                        SCHEDULE I

                                                     THE CHARLES SCHWAB CORPORATION
                                                          (PARENT COMPANY ONLY)

                                              Condensed Financial Information of Registrant
                                                    Condensed Statement of Cash Flows
                                                             (In thousands)
                                                                                            Year Ended December 31,
                                                                                       1997            1996            1995
                                                                                       ----            ----            ----

            Cash flows from operating activities
            Net income                                                             $  270,277      $  233,803      $  172,604
               Noncash items included in net income:
                  Equity in undistributed earnings of subsidiaries                   (199,869)       (154,922)       (134,418)
            Change in other assets                                                        279            (157)            (50)
            Change in accrued expenses and other liabilities                           (4,122)         (7,805)          4,455
            ------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                  66,565          70,919          42,591
            ------------------------------------------------------------------------------------------------------------------

            Cash flows from investing activities
            Advances to subsidiaries                                                  (51,939)         (8,554)        (25,042)
            Increase in net investment in subsidiaries                                (50,614)        (10,132)        (16,206)
            Cash payments for businesses acquired                                      (1,200)         (4,709)        (63,696)
            Other                                                                                                      (1,720)
            ------------------------------------------------------------------------------------------------------------------
            Net cash used by investing activities                                    (103,753)        (23,395)       (106,664)
            ------------------------------------------------------------------------------------------------------------------

            Cash flows from financing activities
            Proceeds from borrowings                                                  111,000          64,000          70,000
            Repayment of borrowings                                                   (28,000)        (26,000)
            Dividends paid                                                            (37,091)        (31,495)        (24,249)
            Purchase of treasury stock                                                (18,234)        (28,171)        (17,345)
            Proceeds from stock options exercised and other                            14,530           7,729          12,972
            ------------------------------------------------------------------------------------------------------------------
            Net cash provided (used) by financing activities                           42,205         (13,937)         41,378
            ------------------------------------------------------------------------------------------------------------------

            Increase (decrease) in cash and cash equivalents                            5,017          33,587         (22,695)
            Cash and cash equivalents at beginning of year                             74,785          41,198          63,893
            ------------------------------------------------------------------------------------------------------------------
            Cash and cash equivalents at end of year                               $   79,802      $   74,785      $   41,198
            ==================================================================================================================



            See Notes to Condensed Financial Statements.



  =================================================================================================================================

                                                                      SCHEDULE I


                         THE CHARLES SCHWAB CORPORATION
                              (PARENT COMPANY ONLY)

                  Condensed Financial Information of Registrant
                     Notes to Condensed Financial Statements


1.   Introduction and basis of presentation

     The condensed financial statements of The Charles Schwab Corporation (the Parent Company) should be read in conjunction with the consolidated financial statements of The Charles Schwab Corporation and subsidiaries (the Company) and notes thereto found in the Company's 1997 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No.
     13.1 of this report.

2.   Supplemental cash flow information

     Certain information affecting the cash flows of the Parent Company follows (in thousands):

                                                 Year ended December 31,
                                          1997              1996           1995
                                          ----              ----           ----
     Income taxes paid (received)    $   2,608         $     (48)     $    (182)
                                     =========         =========      =========

     Interest paid:
         Borrowings                  $  18,773         $  16,887      $  11,101
         Other                             364               339            183
                                     ---------         ---------      ---------
     Total interest paid             $  19,137         $  17,226      $  11,284
                                     =========         =========      =========

3.   Common stock split

     The Company's Board of Directors declared a three-for-two common stock split, distributed September 1997, effected in the form of a stock dividend.

  =================================================================================================================================

                                                                                                                   SCHEDULE II


                                                THE CHARLES SCHWAB CORPORATION



                                              Valuation and Qualifying Accounts
                                                        (In thousands)


                                                                           Additions
                                                     Balance at     ------------------------                    Balance at
                                                     Beginning          Charged                                     End
                   Description                        of Year         to Expense     Other        Written off     of Year
                   -----------                        -------         ----------     -----        -----------     -------

      For the year ended
         December 31, 1997:

            Allowance for doubtful accounts          $ 5,518          $  3,896        $ 195         $(1,892)       $ 7,717
                                                    =======================================================================


      For the year ended
         December 31, 1996:

            Allowance for doubtful accounts          $ 3,700          $  2,651        $  99         $  (932)       $ 5,518
                                                    =======================================================================


      For the year ended
         December 31, 1995:

            Allowance for doubtful accounts          $ 3,204          $  1,349        $ 272         $(1,125)       $ 3,700
                                                    =======================================================================







  =================================================================================================================================