Form 10-Q
period 1998-03-31
SCHWAB CHARLES CORP
filed 1998-05-12
CIK 316709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1998      Commission file number 1-9700



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

               266,928,489* shares of $.01 par value Common Stock
                          Outstanding on April 28, 1998

*  Reflects the September 1997 three-for-two common stock split.

                         THE CHARLES SCHWAB CORPORATION

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 1998

                                      Index

                                                                           Page
                                                                           ----

Part I - Financial Information

   Item 1.  Condensed Consolidated Financial Statements:

              Statement of Income                                            1
              Balance Sheet                                                  2
              Statement of Cash Flows                                        3
              Notes                                                         4-6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           7-16

   Item 3.    Quantitative and Qualitative Disclosures About Market
              Risk                                                         17-18


Part II - Other Information

   Item 1.    Legal Proceedings                                             18

   Item 2.    Changes in Securities and Use of Proceeds                     18

   Item 3.    Defaults Upon Senior Securities                               18

   Item 4.    Submission of Matters to a Vote of Security Holders           18

   Item 5.    Other Information                                             18

   Item 6.    Exhibits and Reports on Form 8-K                              18


Signature                                                                   19


FORWARD-LOOKING STATEMENTS In addition to historical information, this interim report contains forward-looking statements that reflect management's expectations. These statements relate to, among other things, Company contingencies, strategy, revenues, profit margin, sources of liquidity, capital expenditures, and the Year 2000 project. Achievement of the expressed expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from those expectations. See "Description of Business" in Management's Discussion and Analysis of Financial Condition and Results of Operations in this interim report for a discussion of important factors that may cause such differences.

                        Part I - FINANCIAL INFORMATION
              Item 1. Condensed Consolidated Financial Statements



                         THE CHARLES SCHWAB CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                         Three Months Ended
                                                                              March 31,
                                                                          1998         1997
                                                                          ----         ----
Revenues
  Commissions                                                           $297,845     $274,919
  Mutual fund service fees                                               125,382       94,698
  Interest revenue, net of interest expense of $155,595 in 1998
    and $123,130 in 1997                                                 104,591       76,723
  Principal transactions                                                  52,658       69,135
  Other                                                                   23,930       20,179
----------------------------------------------------------------------------------------------
Total                                                                    604,406      535,654
----------------------------------------------------------------------------------------------

Expenses Excluding Interest
  Compensation and benefits                                              265,873      220,838
  Communications                                                          47,044       45,701
  Occupancy and equipment                                                 45,170       35,414
  Advertising and market development                                      40,150       35,835
  Depreciation and amortization                                           34,195       27,773
  Commissions, clearance and floor brokerage                              19,349       22,444
  Professional services                                                   19,047       13,881
  Other                                                                   21,244       23,448
----------------------------------------------------------------------------------------------
Total                                                                    492,072      425,334
----------------------------------------------------------------------------------------------

Income before taxes on income                                            112,334      110,320
Taxes on income                                                           44,370       43,585
----------------------------------------------------------------------------------------------
Net Income                                                              $ 67,964     $ 66,735
==============================================================================================

Weighted-average number of common shares outstanding(1, 2)               274,827      271,237
==============================================================================================

Earnings Per Share(1)
  Basic                                                                 $    .26     $    .26
  Diluted                                                               $    .25     $    .25
==============================================================================================

Dividends Declared Per Common Share(1)                                  $   .040     $   .033
==============================================================================================

(1) Reflects the September 1997 three-for-two common stock split.
(2) Amounts shown are used to calculate diluted earnings per share.


See Notes to Condensed Consolidated Financial Statements.



                                      - 1 -

                         THE CHARLES SCHWAB CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                March 31,     December 31,
                                                                                  1998           1997
                                                                                  ----           ----
Assets
Cash and cash equivalents                                                      $   905,202   $   797,447
Cash and investments required to be segregated under federal or other regulations (including resale agreements of $5,846,274 in 1998
  and $4,707,187 in 1997)                                                        8,145,795     6,774,024
Receivable from brokers, dealers and clearing organizations                        404,575       267,070
Receivable from customers -- net                                                 7,936,080     7,751,513
Securities owned -- at market value                                                234,083       282,569
Equipment, office facilities and property -- net                                   348,671       342,273
Intangible assets -- net                                                            53,717        55,854
Other assets                                                                       165,414       210,957
---------------------------------------------------------------------------------------------------------

Total                                                                          $18,193,537   $16,481,707
=========================================================================================================

Liabilities and Stockholders' Equity
Drafts payable                                                                 $   288,631   $   268,644
Payable to brokers, dealers and clearing organizations                           1,282,740     1,122,663
Payable to customers                                                            14,612,631    13,106,202
Accrued expenses and other liabilities                                             471,198       478,032
Borrowings                                                                         361,037       361,049
---------------------------------------------------------------------------------------------------------
Total liabilities                                                               17,016,237    15,336,590
---------------------------------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock -- 9,940 shares authorized; $.01 par value per share; none issued
  Common stock -- 500,000 shares authorized; $.01 par value per share;
    267,689 shares issued in 1998 and 1997                                           2,677         2,677
  Additional paid-in capital                                                       240,901       241,422
  Retained earnings                                                              1,012,856       955,496
  Treasury stock -- 939 shares in 1998 and 1,753 shares in 1997,
    at cost                                                                        (36,448)      (35,401)
  Unearned ESOP shares                                                              (2,178)       (2,769)
  Unamortized restricted stock compensation                                        (42,162)      (17,228)
  Foreign currency translation adjustment                                            1,654           920
---------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                       1,177,300     1,145,117
---------------------------------------------------------------------------------------------------------

Total                                                                          $18,193,537   $16,481,707
=========================================================================================================


See Notes to Condensed Consolidated Financial Statements.


                                      - 2 -

                        THE CHARLES SCHWAB CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                           1998            1997
                                                                           ----            ----
Cash flows from operating activities
Net income                                                           $    67,964       $  66,735
  Noncash items included in net income:
    Depreciation and amortization                                         34,195          27,773
    Compensation payable in common stock                                   6,774           4,969
    Deferred income taxes                                                    325          (5,516)
    Other                                                                    173           1,099
Change in securities owned  --  at market value                           48,486         (74,053)
Change in other assets                                                    45,047          48,975
Change in accrued  expenses and other liabilities                          6,716          14,389
-------------------------------------------------------------------------------------------------
Net cash provided before change in customer-related balances             209,680          84,371
-------------------------------------------------------------------------------------------------

Change in customer-related balances:
  Cash and investments required to be segregated under
    federal or other regulations                                      (1,366,558)       (252,139)
  Receivable from brokers, dealers and clearing organizations           (134,552)        (86,222)
  Receivable from customers                                             (183,660)       (425,478)
  Drafts payable                                                          19,675         (34,255)
  Payable to brokers, dealers and clearing organizations                 158,178         205,782
  Payable to customers                                                 1,499,537         624,347
-------------------------------------------------------------------------------------------------
Net change in customer-related balances                                   (7,380)         32,035
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                202,300         116,406
-------------------------------------------------------------------------------------------------

Cash flows from investing activities
Purchase of equipment, office facilities and property -- net             (37,776)        (32,727)
-------------------------------------------------------------------------------------------------
Net cash used by investing activities                                    (37,776)        (32,727)
-------------------------------------------------------------------------------------------------

Cash flows from financing activities
Dividends paid                                                           (10,604)         (8,762)
Purchase of treasury stock                                               (55,024)
Proceeds from stock options exercised and other                            8,594           5,521
-------------------------------------------------------------------------------------------------
Net cash used by financing activities                                    (57,034)         (3,241)
-------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                 265            (359)
-------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                    107,755          80,079
Cash and cash equivalents at beginning of period                         797,447         633,317
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           $   905,202       $ 713,396
=================================================================================================


See Notes to Condensed Consolidated Financial Statements.


                         THE CHARLES SCHWAB CORPORATION

                               NOTES TO CONDENSED
                             CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                   (Unaudited)

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements include The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company). CSC is a holding company engaged, through its subsidiaries, in securities brokerage and related financial services. CSC's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer with 275 domestic branch offices in 47 states, as well as a branch in both the Commonwealth of Puerto Rico and the United Kingdom. Another subsidiary, Mayer & Schweitzer, Inc. (M&S), a market maker in Nasdaq and other securities, provides trade execution services to broker-dealers, including Schwab, and institutional customers. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, and Charles Schwab Europe (formerly known as ShareLink), a retail discount securities brokerage firm located in the United Kingdom.
      These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders, which are incorporated by reference in the Company's 1997 Annual Report on Form 10-K.
      Prior periods' financial statements have been reclassified to conform to the 1998 presentation.

New Accounting Standards

      Statement of Financial Accounting Standards (SFAS) No. 125 -- Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was adopted by the Company in 1997, except for certain financial assets for which the effective date had been delayed by SFAS No. 127 -- Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, which was adopted by the Company effective January 1, 1998. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The adoption of these statements did not have an effect on the Company's financial position, results of operations, earnings per share or cash flows.
      SFAS No. 130 -- Reporting Comprehensive Income, was adopted by the Company effective January 1, 1998. This statement establishes standards for the reporting and display of comprehensive income, which includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows (in thousands):

--------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                   March 31,
                                                               1998        1997
--------------------------------------------------------------------------------
Net income                                                 $ 67,964    $ 66,735
Foreign currency translation adjustment                         734      (2,565)
--------------------------------------------------------------------------------
Total comprehensive income                                 $ 68,698    $ 64,170
================================================================================

      SFAS No. 131 -- Disclosures about Segments of an Enterprise and Related Information, was issued in 1997 and the Company is required to adopt this statement at December 31, 1998. This statement establishes standards for disclosures related to business operating segments. The adoption of this statement will not have an effect on the Company's financial position, results of operations, earnings per share or cash flows, but will impact financial statement disclosure.
      Statement of Position 98-1 -- Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, was issued in March 1998 and is effective for fiscal years beginning after December 15, 1998. This statement requires that certain costs incurred for obtaining or developing software for internal use be capitalized and amortized over the software's useful life. Currently, the Company capitalizes costs incurred for obtaining software for internal use, but expenses costs incurred for developing software for internal use. While the Company is currently evaluating the effects of this statement, its adoption is expected to have an impact on the Company's financial position, results of operations, and earnings per share.

Earnings Per Share

      The Company adopted SFAS No. 128 -- Earnings Per Share in 1997. This statement replaced previous earnings per share (EPS) reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per share under the basic and diluted computations are as follows (in thousands, except for per share amounts):

--------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                  March 31,
                                                             1998           1997
--------------------------------------------------------------------------------
Net income                                              $  67,964      $  66,735
================================================================================
Basic Shares (1):
   Weighted-average common
      shares outstanding                                  264,692        261,539
================================================================================
Diluted Shares (1):
   Weighted-average common
      shares outstanding                                  264,692        261,539
   Common stock equivalent shares
      related to stock incentive plans                     10,135          9,698
--------------------------------------------------------------------------------
   Diluted weighted-average
      common shares outstanding                           274,827        271,237
================================================================================
Basic earnings per share (1)                            $     .26      $     .26
================================================================================
Diluted earnings per share (1)                          $     .25      $     .25
================================================================================
(1)   Reflects the September 1997 three-for-two common stock split.

Regulatory Requirements

      Schwab and M&S are subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule) and each compute net capital under the alternative method permitted by this Rule, which requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from customer transactions or a minimum dollar amount, which is based on the type of business conducted by the broker-dealer. The minimum dollar amount for both Schwab and M&S is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement. At March 31, 1998, Schwab's net capital was $902 million (11% of aggregate debit balances), which was $744 million in excess of its minimum required net capital and $506 million in excess of 5% of aggregate debit balances. At March 31, 1998, M&S' net capital was $7 million (461% of aggregate debit balances), which was $6 million in excess of its minimum required net capital.
      Schwab and Charles Schwab Europe had portions of their cash and investments segregated for the exclusive benefit of customers at March 31, 1998, in accordance with applicable regulations. M&S had no such cash reserve requirement at March 31, 1998.

Commitments and Contingent Liabilities

      On March 24, 1998, the last remaining defendant reached a settlement agreement in the consolidated class action, In re: Nasdaq Market-Makers Antitrust Litigation, which is pending in the United States District Court for the Southern District of New York. The court is expected in 1998 to consider final approval of the proposed settlements, which would fully resolve alleged claims on behalf of certain persons who purchased or sold Nasdaq securities during the period May 1, 1989 through July 17, 1996 concerning the width of spreads between the bid and ask prices of certain Nasdaq securities. M&S reached a settlement agreement in 1997. As of December 31, 1997, the Company had recognized all of the settlement charges for the litigation and does not expect to incur any further charges relating to this settlement.
      Between August 12, 1993 and November 17, 1995, Schwab was named as a defendant in eleven class action lawsuits in seven states. The class actions all purport to be brought on behalf of customers of Schwab who purchased or sold securities for which Schwab received "order flow" payments from the market maker, stock dealer or third party who executed the transaction. The complaints generally allege that Schwab failed to disclose and remit such payments to members of the class, and generally seek damages equal to the payments received by Schwab. Through March 1998, one of the actions was voluntarily dismissed and six were resolved favorably to Schwab on the grounds that the claims asserted are preempted by federal law. The remaining four cases are pending in state courts in Texas, California and Louisiana. The action in Texas has been stayed. The action in California has been dismissed, and plaintiffs have filed an appeal.
      On April 8, 1998, the Louisiana Court of Appeals unanimously ruled in favor of Schwab's motion to dismiss on the grounds of federal preemption in a case filed in the Civil District Court for the Parish of Orleans in Louisiana. On June 30, 1995, the Orleans court had certified a class on behalf of Louisiana residents who purchased or sold securities through Schwab between February 1, 1985 and February 1, 1995 for which Schwab received monetary payments from the market maker or stock dealer who executed the transaction. A case pending in the Civil District Court for the Parish of Natchitoches in Louisiana is stayed pending final determination of the preemption issue in the Orleans action. On August 16, 1995, the Natchitoches court had certified a class on behalf of residents of all states who purchased or sold securities through Schwab since 1985 for which Schwab received monetary payments from the market maker or the third party who executed the transaction.
      The ultimate outcome of the legal proceedings described above and the various other civil actions, arbitration proceedings, and claims pending against the Company cannot be determined at this time, and the results of these legal proceedings cannot be predicted with certainty. There can be no assurance that these legal proceedings will not have a material adverse effect on the Company's results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company's financial condition and results of operations. However, it is the opinion of management, after consultation with outside legal counsel, that the ultimate outcome of these actions will not have a material adverse impact on the financial condition or operating results of the Company.

Supplemental Cash Flow Information

      Certain information affecting the cash flows of the Company follows (in thousands):

--------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                    March 31,
                                                              1998          1997
--------------------------------------------------------------------------------

Income taxes paid                                         $      999   $   1,552
================================================================================


Interest paid:
   Customer cash balances                                 $  134,402   $ 104,740
   Borrowings                                                 11,382       9,104
   Stock-lending activities                                    9,366       7,646
   Other                                                       3,783       1,914
--------------------------------------------------------------------------------

Total interest paid                                       $  158,933   $ 123,404
================================================================================



Subsequent Event

      During the period April 1 through April 28, 1998, the Company repurchased and recorded as treasury stock a total of 1,080,000 shares of its common stock for approximately $38 million. As of April 28, 1998, authorization granted by the Company's Board of Directors allows for future repurchases of 2,322,500 shares.

                         THE CHARLES SCHWAB CORPORATION



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             Description of Business

      The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide securities brokerage and related financial services for over 5.0 million active customer accounts(a). Customer assets were $406.7 billion at March 31, 1998. CSC's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer with 275 domestic branch offices in 47 states, as well as a branch in both the Commonwealth of Puerto Rico and the United Kingdom. Another subsidiary, Mayer & Schweitzer, Inc. (M&S), a market maker in Nasdaq and other securities, provides trade execution services to broker-dealers and institutional customers. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, and Charles Schwab Europe (formerly known as ShareLink), a retail discount securities brokerage firm located in the United Kingdom.
      The Company's strategy is to attract and retain customer assets by focusing on a number of areas within the financial services industry -- retail brokerage, mutual funds, support services for independent investment managers, equity securities market-making and 401(k) defined contribution plans. To pursue its strategy and its objective of long-term profitable growth, the Company plans to continue to leverage its competitive advantages. These advantages include a nationally recognized brand, a broad range of products and services, multi-channel delivery systems and an ongoing investment in technology.
      The Company's nationwide advertising and marketing programs are designed to distinguish the Schwab brand as well as its products and services. These programs helped the Company open 358,000 new customer accounts and gather $20.8 billion in net new customer assets during the first quarter of 1998.
      The Company offers a broad range of value-oriented products and services to meet customers' varying investment and financial needs. The Company also offers access to extensive investment news and information. The Company's branch office network assists investors in developing asset allocation strategies and evaluating their investment choices. Branch staff also refer investors who desire additional guidance to independent investment managers through the Schwab AdvisorSource-TM- service. Schwab provides custodial, trading and support services to over 5,400 independent investment managers. As of March 31, 1998, Schwab held $121.7 billion in customer assets in accounts managed by these investment managers. The Company's Mutual Fund Marketplace-Registered Trademark-provides customers with the ability to invest in 1,460 mutual funds from 233 fund families, including 874 Mutual Fund OneSource-Registered Trademark- funds.

--------
(a) Accounts with balances or activity within the preceding twelve months.

      The Company's multi-channel delivery systems allow customers to choose how they prefer to do business with the Company. To enable customers to obtain services in person with a Company representative, the Company maintains a network of branch offices. Telephonic access to the Company is provided primarily through four regional customer telephone service centers and two online customer support centers that operate both during and after normal market hours. Additionally, customers are able to obtain financial information and execute trades on an automated basis through the Company's electronic brokerage channels that provide both online and telephonic access. Online channels include PC-based services such as SchwabLink-Registered Trademark- -- a service for investment managers, and the Charles Schwab Web Site-TM- (formerly known as SchwabNOW!-TM-) -- an information and trading service on the Internet. Automated telephonic channels include TeleBroker-Registered Trademark- -- Schwab's touch-tone telephone trading service, and VoiceBroker-TM- -- Schwab's voice recognition quote service. During the first quarter of 1998, Schwab began to provide every retail customer access to all delivery channels and flat-fee pricing for Internet-based trades.
      The Company's ongoing investment in technology is a key element in enhancing its delivery systems, providing fast and consistent customer service, and reducing processing costs. The Company uses technology to empower its customers to manage their financial affairs and is a forerunner in driving technological advancements in the financial services industry. During the first quarter of 1998, Schwab introduced a number of new Internet-based investment services, including The Analyst Center-TM-, which provides customers access to extensive third-party investment and research information at no cost, and the IRA Analyzer-TM-, an online investment tool designed to educate investors about their retirement planning choices. Also during the first quarter of 1998, the Schwab MoneyLink-Registered Trademark- service was expanded to allow customers to use the Charles Schwab Web Site-TM-, automated telephone system or Schwab representatives to transfer money between Schwab and other financial institutions. In addition, the Company's Performance Technologies, Inc. subsidiary launched a new Windows-Registered Trademark- version of its Centerpiece-Registered Trademark- portfolio management software, which makes it easier for independent investment advisors to update their client information, analyze portfolio performance, and review transaction history.
      The Company faces significant competition from companies seeking to attract customer financial assets, including full commission brokerage firms, discount brokerage firms, mutual fund companies and banks. Certain of these competitors have significantly greater financial resources than the Company, particularly given the acceleration in the first quarter of 1998 of the consolidation trend within the financial services industry. In addition, the recent expansion and customer acceptance of conducting financial transactions online has attracted competition from providers of online services and software development companies. In the first quarter of 1998, price competition continued in the area of online investing as competitors sought to gain market share in this rapidly growing area. Increased competition can be expected due to the low barriers to entry for the establishment and operation of online investment services. The Company experienced declines in its average commission per revenue trade in the first quarter of 1998 mainly due to the Company's integration of its online and traditional brokerage services and reduction of the price of online trades for most of its customers, causing an increase in the proportion of trades placed through its online brokerage channels. As the Company focuses on further enhancements to its electronic service offering, average commission per revenue trade is expected to continue to decline. These competitive factors, pricing changes and trading trends may negatively impact the Company's revenue growth and profit margin.
      The Company's business, like that of other securities brokerage firms, is directly affected by the fluctuations in securities trading volumes and price levels that occur in fundamentally cyclical financial markets. Since transaction-based revenues continue to represent a majority of the Company's revenues, the Company may experience significant variations in revenues from period to period.
      The Company adjusts its expenses in anticipation of and in response to changes in financial market conditions and customer trading patterns. Certain of the Company's expenses (including variable compensation, portions of communications, and commissions, clearance and floor brokerage) vary directly with changes in financial performance or customer trading activity. Expenses relating to the level of temporary employees, contractors, overtime hours, professional services, and advertising and market development are adjustable over the short term to help the Company achieve its financial objectives. Additionally, developmental spending (including branch openings, product and service rollouts, and technology enhancements) is discretionary and can be altered in response to market conditions. However, a significant portion of the Company's expenses such as salaries and wages, occupancy and equipment, and depreciation and amortization do not vary directly, at least in the short term, with fluctuations in revenues or securities trading volumes. Also, the Company views its developmental spending as essential for future growth and therefore attempts to avoid major adjustments in such spending unless faced with a sustained slowdown in customer trading activity. Given the nature of the
Company's revenues and expenses, and the economic and competitive factors discussed above, the Company's earnings and common stock price may be subject to significant volatility from period to period. The Company's results for any interim period are not necessarily indicative of results for a full year.
      In addition to historical information, this interim report contains forward-looking statements that reflect management's expectations. These statements relate to, among other things, Company contingencies (see "Commitments and Contingent Liabilities" note in the Notes to Condensed Consolidated Financial Statements), the Company's strategy (see Description of Business), revenues (see Principal Transactions), profit margin (see Principal Transactions), sources of liquidity (see Liquidity and Capital Resources-Liquidity), capital expenditures (see Liquidity and Capital Resources-Cash Flows and Capital Resources), and the Year 2000 project (see Liquidity and Capital Resources-Year 2000). Achievement of the expressed expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed expectations. Important factors that may cause such differences are noted throughout this interim report and include, but are not limited to: the effect of customer trading patterns on Company revenues and earnings; changes in technology; computer system failures; risks associated with the Year 2000 computer system conversions; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry customs and practices adversely affecting the Company; adverse results of litigation; changes in revenues and profit margin due to cyclical securities markets and interest rates; and a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes.


                        Three Months Ended March 31, 1998
                         Compared To Three Months Ended
                                 March 31, 1997

Financial Overview

      Net income for the first quarter of 1998 was $68 million, up 2% from first quarter 1997 net income of $67 million. Diluted earnings per share for both of the first quarters of 1998 and 1997 was $.25 per share. Share and per share data have been restated to reflect the effects of the September 1997 three-for-two common stock split.
      First quarter 1998 revenues were $604 million, up 13% from $536 million for the first quarter of 1997, primarily due to a 32% increase in mutual fund service fees, a 36% increase in interest revenue, net of interest expense
(referred to as net interest revenue), and an 8% increase in commission revenues. These increases mainly resulted from an increase in customer assets and higher trading volume. During the first quarter of 1998, trading activity reached record levels as shown in the following table (in thousands):

--------------------------------------------------------------------------------
                                                           Three Months
                                                              Ended
                                                            March 31,    Percent
Daily Average Trades                                      1998     1997   Change
--------------------------------------------------------------------------------
Revenue Trades
  Online                                                  42.5     21.2     100%
  TeleBroker-Registered Trademark-                         9.2     12.8     (28)
  Regional customer telephone
     service centers, branch offices
     and other                                            33.7     34.2      (1)
--------------------------------------------------------------------------------
  Total                                                   85.4     68.2      25%
================================================================================
Mutual Fund OneSource-Registered Trademark- Trades
  Online                                                  17.7     12.9      37%
  TeleBroker                                               1.2      1.6     (25)
  Regional customer telephone
     service centers, branch offices
     and other                                            21.9     21.9      ---
--------------------------------------------------------------------------------
  Total                                                   40.8     36.4      12%
================================================================================
Total Daily Average Trades
  Online                                                  60.2     34.1      77%
  TeleBroker                                              10.4     14.4     (28)
  Regional customer telephone
     service centers, branch offices
     and other                                            55.6     56.1      (1)
--------------------------------------------------------------------------------
  Total                                                  126.2    104.6      21%
================================================================================


      Assets in Schwab customer accounts were $406.7 billion at March 31, 1998, an increase of $139.1 billion, or 52%, from a year ago as shown in the table below. This increase resulted from net new customer assets of $72.3 billion and net market gains of $66.8 billion.

--------------------------------------------------------------------------------
Growth in Schwab
   Customer Assets and
   Accounts                                                March 31,     Percent
   (In billions, except as noted)                        1998      1997   Change
--------------------------------------------------------------------------------
Assets in Schwab customer accounts
   Schwab One-Registered Trademark- and other
     cash equivalents (1)                             $ 13.7      $ 11.3     21%
   SchwabFunds-Registered Trademark-
     Money market funds (1)                             53.3        43.1     24
     Equity and bond funds                               9.7         4.2    131
--------------------------------------------------------------------------------
       Total SchwabFunds                                63.0        47.3     33
--------------------------------------------------------------------------------
   Mutual Fund Marketplace-Registered Trademark- (2):
     Mutual Fund OneSource                              66.4        41.4     60
     All other                                          55.2        37.1     49
--------------------------------------------------------------------------------
       Total Mutual Fund
         Marketplace                                   121.6        78.5     55
   Equity and other securities (2)                     185.4       108.1     72
   Fixed income securities                              30.9        27.9     11
   Margin loans outstanding                             (7.9)       (5.5)    44
--------------------------------------------------------------------------------
   Total                                              $406.7      $267.6     52%
================================================================================
Net growth in assets in Schwab
   customer accounts
     Net new customer assets                          $ 20.8      $ 17.4     20%
     Net market gains (losses)                          32.2        (3.0)   n/m
--------------------------------------------------------------------------------
   Net growth                                         $ 53.0      $ 14.4    268%
================================================================================
New Schwab customer accounts
   (in thousands)                                      358.1       297.3     20%
Active Schwab customer accounts
   (in millions)                                         5.0         4.2     19
================================================================================
(1) Represents a component of customer cash and equivalents.
(2) Excludes  money market funds and all of Schwab's  proprietary  money market, equity and bond funds.
n/m Not meaningful.


      Total operating expenses excluding interest during the first quarter of 1998 were $492 million, up 16% from $425 million for the first quarter of 1997, primarily resulting from additional staff to support the Company's growth and expansion.
      The after-tax profit margin for the first quarter of 1998 was 11.3%, down from 12.5% for the first quarter of 1997. The annualized return on stockholders' equity for the first quarter of 1998 was 23%, down from 30% for the first quarter of 1997, reflecting the Company's higher equity base in the first quarter of 1998.

REVENUES

--------------------------------------------------------------------------------
                                                                   Three Months
                                                                       Ended
                                                                      March 31,
Composition of Revenues                                            1998     1997
--------------------------------------------------------------------------------
Commissions                                                         49%      51%
Mutual fund service fees                                            21       18
Net interest revenue                                                17       14
Principal transactions                                               9       13
Other                                                                4        4
--------------------------------------------------------------------------------
Total                                                              100%     100%
================================================================================

Commissions

      Commission revenues for the Company were $298 million for the first quarter of 1998, up $23 million, or 8%, from the first quarter of 1997. As shown in the table below, the total number of revenue trades executed by the Company has increased 25% as the Company's customer base has grown. Average commission per revenue trade decreased 13%. This decrease was mainly due to the Company's reduction of the price of online trades for most of its customers in the first quarter of 1998, causing relatively more trades to be placed through online brokerage channels.

--------------------------------------------------------------------------------
                                                        Three Months
Commissions Earned                                           Ended
   on Customer Revenue                                     March 31,     Percent
   Trades                                               1998      1997    Change
--------------------------------------------------------------------------------
Customer accounts that
   traded during the quarter
   (in thousands)                                      1,195     1,080      11%
Average customer
   revenue trades
   per account                                          4.37      3.85      14
Total revenue
   trades (in thousands)                               5,221     4,161      25
Average commission
   per revenue trade                                 $ 56.88   $ 65.55     (13)
Commissions earned
   on customer revenue
   trades (in millions) (1)                          $   297   $   273       9
================================================================================
(1)  Excludes  commissions on trades with specialists totaling $1 million in the first quarter of 1998 and $2 million in the first quarter of 1997.


      Attracting new customer accounts is important in generating commission revenues. Schwab added 358,000 new customer accounts during the first quarter of 1998, an increase of 20% from the 297,000 new accounts added during the first quarter of 1997.

Mutual Fund Service Fees

      Mutual fund service fees were $125 million for the first quarter of 1998, up $31 million, or 32%, from the first quarter of 1997. This increase was primarily due to significant increases in customer assets in Schwab's proprietary funds, collectively referred to as the SchwabFunds-Registered Trademark-, and in customer assets in funds purchased through Schwab's Mutual Fund OneSource-Registered Trademark- service (see Growth in Schwab Customer Assets and Accounts table in Financial Overview). The Company earns mutual fund service fees for transfer agent services, shareholder services, administration and investment management provided to the SchwabFunds, and record keeping and shareholder services provided to funds in the Mutual Fund OneSource service.

Net Interest Revenue

      Net interest revenue was $105 million for the first quarter of 1998, up $28 million, or 36%, from the first quarter of 1997 as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                                 Three Months
                                                                     Ended
                                                                    March 31,
                                                                 1998       1997
--------------------------------------------------------------------------------
Interest Revenue
Margin loans to customers                                       $ 149      $  99
Investments, customer-related                                      98         94
Other                                                              13          7
--------------------------------------------------------------------------------
Total                                                             260        200
--------------------------------------------------------------------------------

Interest Expense
Customer cash balances                                            138        109
Stock-lending activities                                           10          8
Borrowings                                                          6          5
Other                                                               1          1
--------------------------------------------------------------------------------
Total                                                             155        123
--------------------------------------------------------------------------------

Net interest revenue                                            $ 105      $  77
================================================================================


      Customer-related daily average balances, interest rates and average net interest margin for the first quarters of 1998 and 1997 are summarized in the following table (dollars in millions):

--------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                    March 31,
                                                                1998        1997
--------------------------------------------------------------------------------
Interest-Earning Assets (customer-related):
Investments:
  Average balance outstanding                                $ 7,357     $ 7,229
  Average interest rate                                        5.42%       5.29%
Margin loans to customers:
  Average balance outstanding                                $ 7,835     $ 5,350
  Average interest rate                                        7.70%       7.49%
Average yield on interest-earning assets                       6.60%       6.22%
Funding Sources (customer-related
   and other):
Interest-bearing customer cash balances:
  Average balance outstanding                                $12,295     $10,098
  Average interest rate                                        4.54%       4.37%
Other interest-bearing sources:
  Average balance outstanding                                $ 1,202     $   978
  Average interest rate                                        4.56%       4.38%
Average noninterest-bearing portion                          $ 1,695     $ 1,503
Average interest rate on funding sources                       4.04%       3.85%
Summary:
  Average yield on interest-earning assets                     6.60%       6.22%
  Average interest rate on funding sources                     4.04%       3.85%
--------------------------------------------------------------------------------
Average net interest margin                                    2.56%       2.37%
================================================================================

     The increase in net interest revenue from the first quarter of 1997 was primarily due to higher levels of average earning assets.

Principal Transactions

      Principal transaction revenues were $53 million for the first quarter of 1998, down $16 million, or 24%, from the first quarter of 1997. This decrease was primarily due to lower average revenue per principal transaction (see discussion below), partially offset by greater share volume handled by M&S.
      Certain new Securities and Exchange Commission (SEC) rules and rule amendments, known as the Order Handling Rules, have significantly altered the manner in which orders for both Nasdaq and exchange-listed securities are handled. These rules were implemented in phases between January 20, 1997 and October 13, 1997. Additionally, in June 1997, most major U.S. securities markets, including Nasdaq and the New York Stock Exchange, Inc. began quoting and trading securities in increments of one-sixteenth dollar per share instead of one-eighth dollar per share for most securities, and these markets are currently considering further reductions in the increments by which securities are priced. Mainly as a result of these regulatory changes and changes in industry customs and practices, average revenue per principal transaction declined during the first quarter of 1998 as compared to the first quarter of 1997, although monthly principal transaction revenues in the first quarter of 1998 were consistent with those in November and December 1997. Since the change to trading securities in increments of one-sixteenth dollar per share was implemented in June 1997 and the Order Handling Rules were not fully implemented until October 1997, the Company expects M&S' average revenue per principal transaction for 1998 to be materially less than during comparable periods of 1997. Recent and future regulatory changes, changes in industry customs and practices, and changes in trading systems may result in further declines in average revenue per principal transaction.
      See  "Commitments  and  Contingent  Liabilities"  note in Item 1. Notes to
Condensed Consolidated Financial Statements regarding certain civil litigation relating to various principal transaction activities.

Expenses Excluding Interest

      Compensation and benefits expense was $266 million for the first quarter of 1998, up $45 million, or 20%, from the first quarter of 1997 primarily due to a greater number of employees to support the Company's continued growth. The following table shows a comparison of certain compensation and benefits components and employee data (in thousands):

--------------------------------------------------------------------------------
                                                                    Three Months
                                                                         Ended
                                                                       March 31,
                                                                     1998   1997
--------------------------------------------------------------------------------
Compensation and benefits expense as a
   % of revenues                                                    44%      41%
Variable compensation as a
   % of compensation and benefits expense                           18%      22%
Compensation for temporary employees,
   contractors and overtime hours as a
   % of compensation and benefits expense                           15%      14%
Full-time equivalent employees(1)                                  13.4     11.1
Revenues per average full-time equivalent
   employee                                                       $45.8    $49.4
================================================================================
(1) Includes full-time,  part-time and temporary employees, and persons employed on a contract basis.

      Occupancy and equipment expense was $45 million in the first quarter of 1998, up $10 million, or 28%, from the first quarter of 1997. This increase was primarily due to increased lease and rental expenses on data processing equipment, as well as additional lease expenses on the Company's expanded office space.
      Advertising and market development expense was $40 million in the first quarter of 1998, up $4 million, or 12%, from the first quarter of 1997. This increase was primarily due to increased media, print, and direct mail spending. Advertising and market development expense was 7% of revenues for both of the first quarters of 1998 and 1997.
      Depreciation and amortization expense was $34 million in the first quarter of 1998, up $6 million, or 23%, from the first quarter of 1997. This increase was primarily due to newly acquired data processing equipment which expanded the Company's customer service capacity.
      The Company's effective income tax rate for both of the first quarters of 1998 and 1997 was 39.5%.


                         Liquidity and Capital Resources

Liquidity

Schwab

      Liquidity needs relating to customer trading and margin borrowing activities are met primarily through cash balances in customer accounts, which were $14.1 billion and $12.7 billion at March 31, 1998 and December 31, 1997, respectively. Earnings from Schwab's operations are the primary source of liquidity for capital expenditures and investments in new services, marketing, and technology. Management believes that customer cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
      Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement of $1 million. At March 31, 1998, Schwab had $902 million of net capital (11% of aggregate debit balances), which was $744 million in excess of its minimum required net capital and $506 million in excess of 5% of aggregate debit balances. Schwab has historically targeted net capital to be 10% of its aggregate debit balances, which primarily consist of customer margin loans. To achieve this target, as customer margin loans have grown, a larger portion of cash flows have been retained to support aggregate debit balances.
      To manage Schwab's regulatory capital position, CSC provides Schwab with a $400 million subordinated revolving credit facility maturing in September 1999, of which $315 million was outstanding at March 31, 1998. At quarter end, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from CSC -- $10 million maturing in 1999 and $15 million maturing in 2000. Borrowings under these subordinated lending arrangements qualify as regulatory capital for Schwab.
      For use in its brokerage operations, Schwab maintained uncommitted, unsecured bank credit lines totaling $570 million at March 31, 1998. These lines were unused during the first quarter of 1998.
      To satisfy the margin requirement of customer option transactions with the Options Clearing Corporation, Schwab has unsecured letter of credit agreements with five banks totaling $450 million. Schwab pays a fee to maintain these letter of credit agreements. No funds were drawn under these agreements during the first quarter of 1998.

M&S

      M&S' liquidity needs are generally met through earnings generated by its operations. Most of M&S' assets are liquid, consisting primarily of cash and cash equivalents, receivable from brokers, dealers and clearing organizations, and marketable securities.
      M&S' liquidity is affected by the same net capital regulatory requirements as Schwab (see discussion above). At March 31, 1998, M&S had $7 million of net capital (461% of aggregate debit balances), which was $6 million in excess of its minimum required net capital.
      M&S may borrow up to $35 million under a subordinated lending arrangement with CSC. Borrowings under this arrangement qualify as regulatory capital for M&S. This facility was unused during the first quarter of 1998.

CSC

      CSC's liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. As discussed above, Schwab and M&S are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs and maintaining Schwab's and M&S' net capital.
      CSC has liquidity needs that arise from its issued and outstanding $361 million Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, common stock repurchases, and acquisitions. The Medium-Term Notes have maturities ranging from 1998 to 2007 and fixed interest rates ranging from 5.67% to 7.72% with interest payable semiannually. The Medium-Term Notes are rated A3 by Moody's Investors Service and A- by Standard & Poor's Ratings Group.
      As of March 31, 1997, CSC had a prospectus supplement on file with the SEC enabling CSC to issue up to $196 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At March 31, 1998, $85 million of these notes remained unissued.
      CSC may borrow under its $350 million committed, unsecured credit facility with a group of 11 banks through June 1998. The funds are available for general corporate purposes for which CSC pays a commitment fee on the unused balance. The terms of this facility require CSC to maintain minimum levels of stockholders' equity, and Schwab and M&S to maintain specified levels of net capital, as defined. The Company believes that these restrictions will not have a material effect on its ability to meet future dividend or funding requirements. This facility was unused during the first quarter of 1998.

Cash Flows and Capital Resources

      Net income plus depreciation and amortization was $102 million for the first quarter of 1998, up 8% from $95 million for the first quarter of 1997, allowing the Company to finance its operations with internally generated funds. Depreciation and amortization expense related to equipment, office facilities and property was $31 million for the first quarter of 1998, as compared to $25 million for the first quarter of 1997, or 5% of revenues for each quarter. Amortization expense related to intangible assets was $3 million for both of the first quarters of 1998 and 1997.
      The Company's capital expenditures were $38 million in the first quarter of 1998 and $33 million in the first quarter of 1997, or 6% of revenues for each quarter. Capital expenditures in the first quarter of 1998 were for equipment relating to continued enhancements of its data processing systems, as well as leasehold improvements and additional office facilities to support the Company's growth. In addition, the Company opened three new branch offices during the first quarter of 1998, compared to four branch offices opened during the first quarter of 1997. Capital expenditures may vary from period to period as business conditions change.
      During the first quarter of 1998, the Company repurchased 1,584,000 shares of its common stock for $61 million. During the full year of 1997, the Company repurchased 820,000 shares of its common stock for $18 million. From the inception of the repurchase plan in 1988 through March 31, 1998, the Company has repurchased 41,691,300 shares of its common stock for $225 million. See "Subsequent Event" note in Item 1. Notes to Condensed Consolidated Financial Statements.
      During the first quarter of 1998, the Company paid common stock cash dividends totaling $11 million, up from $9 million paid during the first quarter of 1997.
      The Company monitors both the relative composition and absolute level of its capital structure. The Company's total financial capital (borrowings plus stockholders' equity) at March 31, 1998 was $1,538 million, up $32 million, or 2% from December 31, 1997. At March 31, 1998, the Company had borrowings of $361 million, or 23% of total financial capital, that bear interest at a weighted-average rate of 6.65%. At March 31, 1998, the Company's stockholders' equity was $1,177 million, or 77% of total financial capital.

Year 2000

      Many existing computer programs use only two digits to identify a specific year and therefore may not accurately recognize the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. Due to the Company's dependence on computer technology to operate its business, and the dependence of the financial services industry on computer technology, the nature and impact of Year 2000 processing failures on the Company's business could be material. The Company is currently modifying its computer systems in order to enable its systems to process data and transactions incorporating year 2000 dates without material errors or interruptions. The Company's Year 2000 compliance project began in 1996. The Company plans to have its significant systems modified by the end of 1998. The Company's progress under its comprehensive Year 2000 compliance plan is reviewed and monitored by senior management.
      The success of the Company's plan depends in part on parallel efforts being undertaken by other entities with which the Company's systems interact and therefore, the Company is taking steps to determine the status of these other entities' Year 2000 compliance. There can be no assurance that all such other entities will provide accurate and complete information, or that all their systems in fact will achieve full Year 2000 compliance. Other entities' Year 2000 processing failures might have a material adverse impact on the Company's systems and operations. The Company's plan may be affected by regulatory changes, changes in industry customs and practices, and significant systems modifications unrelated to the Year 2000 project including upgrades and additions to capacity, and the cost and continued availability of qualified personnel and other resources. The Company's plan includes participation in industry-wide testing, and the Company is communicating its concerns regarding the timely compliance of all securities market participants to others with whom it does business, regulators, and industry groups. The Company is formulating contingency plans to be implemented in the event that any other entity with which the Company's systems interact, or the Company itself, fails to achieve timely and adequate Year 2000 compliance.
      The Company currently estimates that it will cost approximately $35 million to $45 million to modify its core brokerage computer systems to be Year 2000 compliant. These expenditures will consist primarily of compensation for information technology employees and contractors dedicated to this project and related hardware and software costs. This estimate excludes the time that may be spent by management and administrative staff in guiding and assisting the information technology effort described above or for bringing systems other than core brokerage computer systems into Year 2000 compliance. The cost of the project and the projected dates of completion are based on the Company's estimates, which make numerous assumptions about future events, including those described above. However, there can be no assurance that these estimates will be correct and actual results could differ materially from these estimates. The Company expects to fund all Year 2000 related costs through operating cash flows. These costs are not expected to result in increased information technology expenditures because they will be funded through a reallocation of the Company's overall developmental spending. In accordance with generally accepted accounting principles, Year 2000 expenditures will be expensed as incurred.

Item 3.     Quantitative and Qualitative
            Disclosures About Market Risk

Financial Instruments Held For Trading Purposes

      The Company held government securities with a fair value of approximately $7 million at March 31, 1998. These securities, and the associated interest rate risk, are not material to the Company's financial position, results of operations or cash flows.
      Through Schwab and M&S, the Company maintains inventories in exchange-listed, Nasdaq and other securities on both a long and short basis. The fair value of these securities at March 31, 1998 was $32 million in long positions and $38 million in short positions. The potential loss or gain in fair value, using a hypothetical 10% increase or decrease in prices, respectively, is estimated to be approximately $600,000 due to the offset of change in fair value in long and short positions. In addition, the Company generally enters into exchange-traded option contracts to hedge against potential losses in inventory positions. This hypothetical 10% change in fair value of these securities at March 31, 1998 would not be material to the Company's financial position, results of operations or cash flows. The notional amount of option contracts was not material to the Company's consolidated balance sheet at March 31, 1998.

Financial Instruments Held For Purposes Other Than Trading

      For its working capital and reserves required to be segregated under federal or other regulations, the Company invests in money market funds, resale agreements, certificates of deposit, and commercial paper. Money market funds do not have maturity dates and do not present a material market risk. The other financial instruments, as shown in the following table, are fixed rate investments with short maturities and do not present a material interest rate risk (dollars in millions):

--------------------------------------------------------------------------------
                                                 Principal amount        Fair
                                                 by maturity date        value
                                                   December 31,        March 31,
                                                 1998    Thereafter      1998
--------------------------------------------------------------------------------
Resale agreements (1)                          $5,956                   $5,956
  Weighted-average
     interest rate                              5.55%
Certificates of deposit                        $1,820                   $1,820
  Weighted-average
     interest rate                              5.58%
Commercial paper                               $  319                   $  319
  Weighted-average
     interest rate                              6.04%
================================================================================
(1) Includes  resale   agreements  of  $5,846  million   included  in  cash  and
    investments required to be segregated under federal or other regulations and
    $110 million included in cash and cash equivalents.

      At March 31, 1998, CSC had $361 million aggregate principal amount of Medium-Term Notes, with fixed interest rates. The Company has fixed cash flow requirements regarding these Medium-Term Notes due to the fixed rate of interest. The fair value of these Medium-Term Notes at March 31, 1998, based on estimates of market rates for debt with similar terms and remaining maturities, approximated their carrying amount. The table below presents the principal amount of these Medium-Term Notes by year of maturity (dollars in millions):

--------------------------------------------------------------------------------
Year Ending
  December 31,                         1998  1999   2000  2001  2002  Thereafter
--------------------------------------------------------------------------------
Fixed rate                              $40   $40    $48   $39   $40        $154
Weighted-average
  interest rate                        6.1%  6.8%   6.3%  7.0%  7.0%        6.7%
================================================================================

      The Company maintains investments in mutual funds, approximately $45 million at March 31, 1998, to fund obligations under its deferred compensation plan, which is available to certain employees. Any decrease in the fair value of these investments would be offset by a reduction in the deferred compensation plan obligation and would not affect the Company's financial position, results of operations or cash flows.



PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings

      The discussion of legal proceedings in Notes to Condensed Consolidated Financial Statements, under "Commitments and Contingent Liabilities" in Part I - Financial Information, Item 1., is incorporated herein by reference.

Item 2.     Changes in Securities and Use of Proceeds

      None.

Item 3.     Defaults Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Other Information

      On April 8, 1998, Timothy F. McCarthy, President and Chief Operating Officer of Charles Schwab & Co., Inc., resigned. David S. Pottruck, Co-Chief Executive Officer, President and Chief Operating Officer of the Company, has assumed Mr. McCarthy's responsibilities.

Item 6.     Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q.

--------------------------------------------------------------------------------
  Exhibit
  Number                Exhibit
--------------------------------------------------------------------------------

  10.196 Credit Agreement dated June 27, 1997 between the Registrant and the banks listed therein (supersedes Exhibit 10.158).
   12.1     Computation of Ratio of Earnings to Fixed Charges.
   27.1     Financial Data Schedule (electronic only).
--------------------------------------------------------------------------------


(b) Reports on Form 8-K

    None.

                         THE CHARLES SCHWAB CORPORATION




                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               THE  CHARLES  SCHWAB  CORPORATION
                                                         (Registrant)




Date:   May 12, 1998                                   /s/ Steven L. Scheid
        ------------                               -----------------------------
                                                           Steven L. Scheid
                                                    Executive Vice President and
                                                      Chief Financial Officer