Form 10-Q
period 1998-06-30
SCHWAB CHARLES CORP
filed 1998-08-11
CIK 316709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1998       Commission file number 1-9700



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

                266,930,923 shares of $.01 par value Common Stock
                          Outstanding on July 28, 1998

                         THE CHARLES SCHWAB CORPORATION







                         THE CHARLES SCHWAB CORPORATION

                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 1998

                                      Index

                                                                        Page
                                                                        ----

Part I - Financial Information

     Item 1.      Condensed Consolidated Financial Statements:

                      Statement of Income                                 1
                      Balance Sheet                                       2
                      Statement of Cash Flows                             3
                      Notes                                              4-6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    7-20

     Item 3.      Quantitative and Qualitative Disclosures About Market
                  Risk                                                  20-21


Part II - Other Information

     Item 1.      Legal Proceedings                                       21

     Item 2.      Changes in Securities and Use of Proceeds               21

     Item 3.      Defaults Upon Senior Securities                         21

     Item 4.      Submission of Matters to a Vote of Security Holders   21-22

     Item 5.      Other Information                                       22

     Item 6.      Exhibits and Reports on Form 8-K                        22


Signature                                                                 23


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

                         THE CHARLES SCHWAB CORPORATION

                         Part 1 - FINANCIAL INFORMATION
               Item 1. Condensed Consolidated Financial Statements

                                               THE CHARLES SCHWAB CORPORATION

                                         CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                          (In thousands, except per share amounts)
                                                         (Unaudited)


                                                              Three Months Ended           Six Months Ended
                                                                   June 30,                    June 30,
                                                               1998         1997           1998         1997
                                                               ----         ----           ----         ----
Revenues
    Commissions                                             $  299,332    $ 261,396     $  597,177    $ 536,315
    Mutual fund service fees                                   136,360      101,824        261,742      196,522
    Interest revenue, net of interest expense(1)               116,277       82,485        220,868      159,208
    Principal transactions                                      59,078       63,598        111,736      132,733
    Other                                                       26,913       21,481         50,843       41,660
----------------------------------------------------------------------------------------------------------------

Total                                                          637,960      530,784      1,242,366    1,066,438
----------------------------------------------------------------------------------------------------------------

Expenses Excluding Interest
    Compensation and benefits                                  278,813      224,119        544,686      444,957
    Communications                                              53,026       45,511        100,070       91,212
    Occupancy and equipment                                     51,536       38,490         96,706       73,904
    Advertising and market development                          27,567       25,954         67,717       61,789
    Depreciation and amortization                               35,255       29,686         69,450       57,459
    Commissions, clearance and floor brokerage                  20,509       22,217         39,858       44,661
    Professional services                                       22,433       16,573         41,480       30,454
    Other                                                       22,940       22,491         44,184       45,939
----------------------------------------------------------------------------------------------------------------

Total                                                          512,079      425,041      1,004,151      850,375
----------------------------------------------------------------------------------------------------------------

Income before taxes on income                                  125,881      105,743        238,215      216,063
Taxes on income                                                 49,525       41,781         93,895       85,366
----------------------------------------------------------------------------------------------------------------

Net Income                                                  $   76,356    $  63,962     $  144,320    $ 130,697
================================================================================================================

Weighted-average number of common shares outstanding(2, 3)     273,128      271,637        273,976      271,439
================================================================================================================

Earnings Per Share(2)
     Basic                                                  $      .29    $     .24     $      .55    $     .50
     Diluted                                                $      .28    $     .23     $      .53    $     .48
================================================================================================================

Dividends Declared Per Common Share(2)                      $     .040    $    .033     $     .080    $    .066
================================================================================================================

(1)  Interest revenue is presented net of interest expense.  Interest expense for the three months ended
     June 30, 1998 and 1997 was $160,643 and $133,126, respectively.  Interest expense for the six months ended June 30, 1998 and 1997 was $316,238 and $256,256, respectively.
(2)  Reflects the September 1997 three-for-two common stock split.
(3)  Amounts shown are used to calculate diluted earnings per share.

See Notes to Condensed Consolidated Financial Statements.

                                                    - 1 -

                                              THE CHARLES SCHWAB CORPORATION

                                           CONDENSED CONSOLIDATED BALANCE SHEET
                                         (In thousands, except per share amounts)
                                                        (Unaudited)

                                                                                 June 30,        December 31,
                                                                                   1998              1997
                                                                                   ----              ----
Assets
Cash and cash equivalents                                                      $     915,528    $      797,447
Cash and investments required to be segregated under federal or other regulations (including resale agreements of $5,110,264 in 1998
    and $4,707,187 in 1997)                                                        7,109,290         6,774,024
Receivable from brokers, dealers and clearing organizations                          405,448           267,070
Receivable from customers - net                                                    9,021,642         7,751,513
Securities owned - at market value                                                   232,389           282,569
Equipment, office facilities and property - net                                      364,518           342,273
Intangible assets - net                                                               50,791            55,854
Other assets                                                                         165,536           210,957
---------------------------------------------------------------------------------------------------------------

Total                                                                          $  18,265,142    $   16,481,707
===============================================================================================================

Liabilities and Stockholders' Equity
Drafts payable                                                                 $     226,035    $      268,644
Payable to brokers, dealers and clearing organizations                             1,339,115         1,122,663
Payable to customers                                                              14,622,864        13,106,202
Accrued expenses and other liabilities                                               471,442           478,032
Borrowings                                                                           391,004           361,049
---------------------------------------------------------------------------------------------------------------
Total liabilities                                                                 17,050,460        15,336,590
---------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Preferred stock - 9,940 shares authorized; $.01 par value
        per share; none issued
    Common stock - 500,000 shares authorized; $.01 par value per share;
        267,688 shares issued in 1998 and 1997                                         2,677             2,677
    Additional paid-in capital                                                       209,519           241,422
    Retained earnings                                                              1,078,659           955,496
    Treasury stock - 1,093 shares in 1998 and 1,753 shares in 1997,
         at cost                                                                     (37,535)          (35,401)
    Unearned ESOP shares                                                              (1,471)           (2,769)
    Unamortized restricted stock compensation                                        (38,685)          (17,228)
    Foreign currency translation adjustment                                            1,518               920
---------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                         1,214,682         1,145,117
---------------------------------------------------------------------------------------------------------------

Total                                                                          $  18,265,142    $   16,481,707
===============================================================================================================

See Notes to Condensed Consolidated Financial Statements.



                                                    - 2 -

                                          THE CHARLES SCHWAB CORPORATION

                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                              1998              1997
                                                                              ----              ----
Cash flows from operating activities
Net income                                                                $    144,320       $   130,697
    Noncash items included in net income:
        Depreciation and amortization                                           69,450            57,459
        Compensation payable in common stock                                    15,036            13,300
        Deferred income taxes                                                      460            (8,553)
        Other                                                                      324             1,643
Change in securities owned - at market value                                    50,180           (62,113)
Change in other assets                                                          44,809            43,710
Change in accrued expenses and other liabilities                                28,957            25,785
---------------------------------------------------------------------------------------------------------
Net cash provided before change in customer-related balances                   353,536           201,928
---------------------------------------------------------------------------------------------------------

Change in customer-related balances:
    Cash and investments required to be segregated under
        federal or other regulations                                          (330,678)          197,937
    Receivable from brokers, dealers and clearing organizations               (135,818)          (66,250)
    Receivable from customers                                               (1,268,545)         (900,557)
    Drafts payable                                                             (42,817)          (15,871)
    Payable to brokers, dealers and clearing organizations                     215,009           176,030
    Payable to customers                                                     1,510,485           595,674
---------------------------------------------------------------------------------------------------------
Net change in customer-related balances                                        (52,364)          (13,037)
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      301,172           188,891
---------------------------------------------------------------------------------------------------------

Cash flows from investing activities
Purchase of equipment, office facilities and property - net                    (85,401)          (69,621)
---------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                          (85,401)          (69,621)
---------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from borrowings                                                        30,000            10,000
Dividends paid                                                                 (21,285)          (17,571)
Purchase of treasury stock                                                    (122,477)          (15,702)
Proceeds from stock options exercised and other                                 15,926             3,590
---------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                          (97,836)          (19,683)
---------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                       146               550
---------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                          118,081           100,137
Cash and cash equivalents at beginning of period                               797,447           633,317
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $    915,528       $   733,454
=========================================================================================================

See Notes to Condensed Consolidated Financial Statements.


                                                 - 3 -

                         THE CHARLES SCHWAB CORPORATION

                               NOTES TO CONDENSED
                             CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                   (Unaudited)

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements include The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company). CSC is a holding company engaged, through its subsidiaries, in securities brokerage and related financial services. CSC's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer with 278 domestic branch offices in 47 states, as well as a branch in both the Commonwealth of Puerto Rico and the United Kingdom. Another subsidiary, Mayer & Schweitzer, Inc. (M&S), a market maker in Nasdaq and other securities, provides trade execution services to broker-dealers, including Schwab, and institutional customers. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, and Charles Schwab Europe, a retail discount securities brokerage firm located in the United Kingdom.
      These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders, which are incorporated by reference in the Company's 1997 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998. The Company's results for any interim period are not necessarily indicative of results for a full year.
      Certain items in prior periods' financial statements have been reclassified to conform to the 1998 presentation.

New Accounting Standards

      Statement of Financial Accounting Standards (SFAS) No. 125 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was adopted by the Company in 1997, except for certain financial assets for which the effective date had been delayed by SFAS No. 127 - Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, which was adopted by the Company effective January 1, 1998. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The adoption of these statements did not have an effect on the Company's financial position, results of operations, earnings per share or cash flows.
      SFAS No. 130 - Reporting Comprehensive Income, was adopted by the Company effective January 1, 1998. This statement establishes standards for the reporting and display of comprehensive income, which includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows (in thousands):

--------------------------------------------------------------------------------
                                         Three                      Six
                                      Months Ended             Months Ended
                                        June 30,                 June 30,
                                   1998         1997         1998         1997
--------------------------------------------------------------------------------
Net income                      $ 76,356     $ 63,962     $144,320     $130,697
Foreign currency
   translation adjustment           (136)         914          598       (1,651)
--------------------------------------------------------------------------------
Total comprehensive
    income                      $ 76,220     $ 64,876     $144,918     $129,046
================================================================================

      SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information, was issued in 1997 and the Company is required to adopt this statement at December 31, 1998. This statement establishes standards for disclosures related to business operating segments. The adoption of this statement will not have an effect on the Company's financial position, results of operations, earnings per share or cash flows, but will impact financial statement disclosure.
      SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and the Company is required to adopt this statement by January 1, 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability, measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. While the Company is currently evaluating the effects of this statement, its adoption is not expected to have an impact on the Company's financial position, results of operations, earnings per share or cash flows.
      Statement of Position 98-1 - Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, was issued in March 1998 and is effective for fiscal years beginning after December 15, 1998. This statement requires that certain costs incurred for purchasing or developing software for internal use be capitalized and amortized over the software's useful life. Currently, the Company capitalizes costs incurred for purchasing software for internal use, but expenses costs incurred for developing software for internal use. While the Company is currently evaluating the effects of this statement, its adoption is expected to have an impact on the Company's financial position, results of operations, and earnings per share.

Earnings Per Share

      SFAS No. 128 - Earnings Per Share, requires a dual presentation of basic and diluted earnings per share (EPS). Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per share under the basic and diluted computations are as follows (in thousands, except per share amounts):

-------------------------------------------------------------------------------
                                        Three                      Six
                                     Months Ended              Months Ended
                                       June 30,                  June 30,
                                   1998         1997         1998         1997
-------------------------------------------------------------------------------
Net income                      $ 76,356     $ 63,962     $144,320     $130,697
===============================================================================
Basic Shares (1):
   Weighted-average
      common shares
      outstanding                263,910      261,978      264,298      261,759
===============================================================================
Diluted Shares (1):
   Weighted-average
      common shares
      outstanding                263,910      261,978      264,298      261,759
   Common stock
      equivalent shares
      related to stock
      incentive plans              9,218        9,659        9,678        9,680
-------------------------------------------------------------------------------
   Diluted weighted-
      average common
      shares outstanding         273,128      271,637      273,976      271,439
===============================================================================
Basic EPS (1)                   $    .29     $    .24     $    .55     $    .50
===============================================================================
Diluted EPS (1)                 $    .28     $    .23     $    .53     $    .48
===============================================================================
(1)   Reflects the September 1997 three-for-two common stock split.

Regulatory Requirements

      Schwab and M&S are subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule) and each compute net capital under the alternative method permitted by this Rule, which requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from customer transactions or a minimum dollar amount, which is based on the type of business conducted by the broker-dealer. The minimum dollar amount for both Schwab and M&S is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement. At June 30, 1998, Schwab's net capital was $931 million (10% of aggregate debit balances), which was $751 million in excess of its minimum required net capital and $481 million in excess of 5% of aggregate debit balances. At June 30, 1998, M&S' net capital was $5 million (532% of aggregate debit balances), which was $4 million in excess of its minimum required net capital.
      Schwab and Charles Schwab Europe had portions of their cash and investments segregated for the exclusive benefit of customers at June 30, 1998, in accordance with applicable regulations. M&S had no such cash reserve requirement at June 30, 1998.

Commitments and Contingent Liabilities

      The staff of the SEC has indicated that it intends to recommend to the SEC that it initiate a civil enforcement action against numerous broker-dealers and individuals, including M&S and certain individuals associated with M&S, in connection with certain customs and practices in the trading of Nasdaq securities. The subject matter of the allegations is similar and related to those in the U.S. Department of Justice antitrust proceeding settled by M&S in July 1996, the SEC's enforcement action against the National Association of Securities Dealers, Inc. and Nasdaq settled in August 1996, and the private antitrust actions settled by M&S in December 1997.
      Between August 12, 1993 and November 17, 1995, Schwab was named as a defendant in eleven class action lawsuits in seven states. The class actions all purport to be brought on behalf of customers of Schwab who purchased or sold securities for which Schwab received "order flow" payments from the market maker, stock dealer or third party who executed the transaction. The complaints generally allege that Schwab failed to disclose and remit such payments to members of the class, and generally seek damages equal to the payments received by Schwab. Through June 1998, one of the actions was voluntarily dismissed and six were resolved favorably to Schwab on the grounds that the claims asserted are preempted by federal law. The remaining four cases are pending in state courts in Texas, California and Louisiana. The action in California has been dismissed, and plaintiffs have filed an appeal. The actions in Texas and in Natchitoches Parish, Louisiana, have been stayed. On April 8, 1998, in a case filed in the Civil District Court for the Parish of Orleans in Louisiana, the Louisiana Court of Appeals unanimously ruled in favor of Schwab's motion to dismiss on the grounds of federal preemption. On May 4, 1998, this action was remanded to the district court for resolution of an issue relating to Schwab's compliance with SEC Rule 10b-10, which governs disclosure on customer confirmations.
      The ultimate outcome of the legal proceedings described above and the various other civil actions, arbitration proceedings, and claims pending against the Company cannot be determined at this time, and the results of these legal proceedings cannot be predicted with certainty. There can be no assurance that these legal proceedings will not have a material adverse effect on the Company's results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company's financial condition and results of operations. However, it is the opinion of management, after consultation with outside legal counsel, that the ultimate outcome of these actions will not have a material adverse impact on the financial condition or operating results of the Company.

Supplemental Cash Flow Information

      Certain information affecting the cash flows of the Company follows (in thousands):

-------------------------------------------------------
                                      Six Months Ended
                                          June 30,
                                       1998       1997
-------------------------------------------------------

Income taxes paid                   $ 62,037   $ 67,961
=======================================================


Interest paid:
   Customer cash balances           $279,552   $221,877
   Stock-lending activities           19,576     16,929
   Borrowings                         11,543      9,144
   Other                               5,604      4,102
-------------------------------------------------------


Total interest paid                 $316,275   $252,052
=======================================================

                         THE CHARLES SCHWAB CORPORATION




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             Description of Business

      The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide securities brokerage and related financial services for 5.3 million active customer accounts(a). Customer assets were $427.6 billion at June 30, 1998. CSC's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer with 278 domestic branch offices in 47 states, as well as a branch in both the Commonwealth of Puerto Rico and the United Kingdom. Another subsidiary, Mayer & Schweitzer, Inc. (M&S), a market maker in Nasdaq and other securities, provides trade execution services to broker-dealers and institutional customers. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, and Charles Schwab Europe, a retail discount securities brokerage firm located in the United Kingdom.
      The Company's strategy is to attract and retain customer assets by focusing on a number of areas within the financial services industry - retail brokerage, mutual funds, support services for independent investment managers, equity securities market-making and 401(k) defined contribution plans. To pursue its strategy and its objective of long-term profitable growth, the Company plans to continue to leverage its competitive advantages. These advantages include a nationally recognized brand, a broad range of products and services, multi-channel delivery systems and an ongoing investment in technology.
      The Company's nationwide advertising and marketing programs are designed to distinguish the Schwab brand as well as its products and services. These programs helped the Company open 347,000 new customer accounts and gather $17.5 billion in net new customer assets during the second quarter of 1998.
      The Company offers a broad range of value-oriented products and services to meet customers' varying investment and financial needs. The Company also offers access to extensive investment news and information. The Company's branch office network assists investors in developing asset allocation strategies and evaluating their investment choices. Branch staff also refer investors who desire additional guidance to independent investment managers through the Schwab AdvisorSource(TM) service. Schwab provides custodial, trading and support services to over 5,300 independent investment managers. As of June 30, 1998, Schwab held $128.3 billion in customer assets in accounts managed by these investment managers. The Company's Mutual Fund Marketplace(R) provides customers with the ability to invest in 1,527 mutual funds from 246 fund families, including 923 Mutual Fund OneSource(R) funds.


--------
(a) Accounts with balances or activity within the preceding twelve months.


      The Company's multi-channel delivery systems allow customers to choose how they prefer to do business with the Company. To enable customers to obtain services in person with a Company representative, the Company maintains a network of branch offices. Telephonic access to the Company is provided primarily through four regional customer telephone service centers and two online customer support centers that operate both during and after normal market hours. Additionally, customers are able to obtain financial information and execute trades on an automated basis through the Company's electronic brokerage channels that provide both online and telephonic access. Online channels include PC-based services such as SchwabLink(R) - a service for investment managers, and the Charles Schwab Web Site(TM) - an information and trading service on the Internet. Automated telephonic channels include TeleBroker(R) - Schwab's touch-tone telephone trading service, and VoiceBroker(TM) - Schwab's voice recognition quote service. Schwab provides every retail customer access to all delivery channels and flat-fee pricing for Internet-based trades.
      The Company's ongoing investment in technology is a key element in enhancing its delivery systems, providing fast and consistent customer service, and reducing processing costs. The Company uses technology to empower its customers to manage their financial affairs and is a forerunner in driving technological advancements in the financial services industry. During the second quarter of 1998, Schwab introduced the Mutual Fund Performance Profile(TM), a new Internet-based investment service which enables investors to evaluate the historical performance of mutual funds in their portfolios. Also during the second quarter of 1998, Charles Schwab Europe launched the first Web site in the United Kingdom to offer online trading in sterling securities listed on the London Stock Exchange. In addition, Schwab introduced a Web site that enables investors to review their accounts and trade securities in Chinese.
      The Company's operations are highly dependent on the integrity of its computer and technological systems and the Company's success depends, in part, on its ability to make timely enhancements and additions to its technology to anticipate customer demands. To the extent the Company experiences system interruptions, errors or downtime (which could result from a variety of causes, including changes in customer use patterns, technological failure, changes to its systems, linkages with third-party systems, and power failures), the Company's business and operations could be negatively impacted.
      The Company faces significant competition from companies seeking to attract customer financial assets, including full commission brokerage firms, discount brokerage firms, mutual fund companies and banks. Certain of these competitors have significantly greater financial resources than the Company, particularly given the acceleration of the consolidation trend within the financial services industry in the first half of 1998. In addition, the recent expansion and customer acceptance of conducting financial transactions online has attracted competition from providers of online services and software development companies. In the first half of 1998, price competition continued in the area of online investing as competitors sought to gain market share in this rapidly growing area. Increased competition can be expected due to the low barriers to entry for the establishment and operation of online investment services. The Company experienced declines in its average commission per revenue trade in the first half of 1998 mainly due to the Company's integration of its online and traditional brokerage services and reduction of the price of online trades for most of its customers, causing an increase in the proportion of trades placed through its online brokerage channels. As the Company focuses on further enhancements to its electronic service offering, average commission per revenue trade is expected to continue to decline. These competitive factors, pricing changes and trading trends may negatively impact the Company's revenue growth and profit margin.
      The Company's business, like that of other securities brokerage firms, is directly affected by the fluctuations in securities trading volumes and price levels that occur in fundamentally cyclical financial markets. Since transaction-based revenues continue to represent a majority of the Company's revenues, the Company may experience significant variations in revenues from period to period.
      The Company adjusts its expenses in anticipation of and in response to changes in financial market conditions and customer trading patterns. Certain of the Company's expenses (including variable compensation, portions of communications, and commissions, clearance and floor brokerage) vary directly with changes in financial performance or customer trading activity. Expenses relating to the level of temporary employees, contractors, overtime hours, professional services, and advertising and market development are adjustable over the short term to help the Company achieve its financial objectives. Additionally, developmental spending (including branch openings, product and service rollouts, and technology enhancements) is discretionary and can be altered in response to market conditions. However, a significant portion of the Company's expenses such as salaries and wages, occupancy and equipment, and depreciation and amortization do not vary directly, at least in the short term, with fluctuations in revenues or securities trading volumes. Also, the Company views its developmental spending as essential for future growth and therefore attempts to avoid major adjustments in such spending unless faced with a sustained slowdown in customer trading activity. Given the nature of the
Company's revenues and expenses, and the economic and competitive factors discussed above, the Company's earnings and common stock price may be subject to significant volatility from period to period. The Company's results for any interim period are not necessarily indicative of results for a full year.
      In addition to historical information, this interim report contains forward-looking statements that reflect management's expectations. These statements relate to, among other things, Company contingencies (see "Commitments and Contingent Liabilities" note in the Notes to Condensed Consolidated Financial Statements), the Company's strategy (see Description of Business), revenues (see Principal Transactions), profit margin (see Principal Transactions), sources of liquidity (see Liquidity and Capital Resources-Liquidity), capital expenditures (see Liquidity and Capital Resources-Cash Flows and Capital Resources), and the Year 2000 project (see Liquidity and Capital Resources-Year 2000). Achievement of the expressed expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed expectations. Important factors that may cause such differences are noted throughout this interim report and include, but are not limited to: the effect of customer trading patterns on Company revenues and earnings; changes in technology; computer system failures; risks associated with the Year 2000 computer system conversions; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry customs and practices adversely affecting the Company; adverse results of litigation; changes in revenues and profit margin due to cyclical securities markets and interest rates; and a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes.


                        Three Months Ended June 30, 1998
                         Compared To Three Months Ended
                                  June 30, 1997

Financial Overview

      Net income for the second quarter of 1998 was $76 million, up 19% from second quarter 1997 net income of $64 million. Diluted earnings per share for the second quarters of 1998 and 1997 were $.28 and $.23 per share, respectively. Share and per share data have been restated to reflect the effects of the September 1997 three-for-two common stock split.
      Second quarter 1998 revenues were $638 million, up 20% from $531 million for the second quarter of 1997, primarily due to a 15% increase in commission revenues, a 34% increase in mutual fund service fees, and a 41% increase in interest revenue, net of interest expense (referred to as net interest revenue). These increases mainly resulted from higher trading volume and increases in customer assets and margin loans to customers. During the second quarter of 1998, total trading activity reached record levels as shown in the following table (in thousands):

-------------------------------------------------------------
                                       Three Months
                                           Ended
                                         June 30,     Percent
Daily Average Trades                   1998     1997   Change
-------------------------------------------------------------
Revenue Trades
  Online                               48.9     22.6     116%
  TeleBroker(R)                         7.9     10.9     (28)
  Regional customer telephone
     service centers, branch offices
     and other                         31.2     30.5       2
-------------------------------------------------------------
  Total                                88.0     64.0      38%
=============================================================
Mutual Fund OneSource(R) Trades
  Online                               17.0     12.5      36%
  TeleBroker                            1.0      1.2     (17)
  Regional customer telephone
     service centers, branch offices
     and other                         21.4     18.8      14
-------------------------------------------------------------
  Total                                39.4     32.5      21%
=============================================================
Total Daily Average Trades
  Online                               65.9     35.1      88%
  TeleBroker                            8.9     12.1     (26)
  Regional customer telephone
     service centers, branch offices
     and other                         52.6     49.3       7
-------------------------------------------------------------
  Total                               127.4     96.5      32%
=============================================================


      Assets in Schwab customer accounts were $427.6 billion at June 30, 1998, an increase of $121.3 billion, or 40%, from a year ago as shown in the table below. This increase resulted from net new customer assets of $77.8 billion and net market gains of $43.5 billion.

----------------------------------------------------------
Growth in Schwab Customer
   Assets and Accounts
   (In billions, at quarter end,       June 30,    Percent
   except as noted)                1998      1997   Change
----------------------------------------------------------
Assets in Schwab customer accounts
   Schwab One(R) and other
     cash equivalents (1)       $  13.8     $  11.1     24%
   SchwabFunds(R):
     Money market funds (1)        55.5        43.8     27
     Equity and bond funds         11.2         5.4    107
-----------------------------------------------------------
       Total SchwabFunds           66.7        49.2     36
-----------------------------------------------------------
   Mutual Fund Marketplace(R)(2):
     Mutual Fund OneSource         69.3        49.5     40
     All other                     58.0        42.9     35
-----------------------------------------------------------
       Total Mutual Fund
         Marketplace              127.3        92.4     38
   Equity and other securities(2) 196.4       130.4     51
   Fixed income securities         32.3        29.3     10
   Margin loans outstanding        (8.9)       (6.1)    46
-----------------------------------------------------------
   Total                        $ 427.6     $ 306.3     40%
===========================================================
Net growth in assets in Schwab
   customer accounts
   (for the quarter ended)
     Net new customer assets    $  17.5     $  12.0     46%
     Net market gains               3.4        26.7    (87)
-----------------------------------------------------------
   Net growth                   $  20.9     $  38.7    (46%)
============================================================
New Schwab customer accounts
   (in thousands, for the
   quarter ended)                 347.3       290.1     20%
Active Schwab customer accounts
   (in millions)                    5.3         4.4     20
============================================================
(1) Represents a component of customer cash and equivalents.
(2) Excludes money market funds and all of Schwab's proprietary money market, equity and bond funds.


      Total operating expenses excluding interest during the second quarter of 1998 were $512 million, up 20% from $425 million for the second quarter of 1997, primarily resulting from additional staff and related costs.
      The after-tax profit margin for the second quarter of 1998 was 12.0%, down slightly from 12.1% for the second quarter of 1997. The annualized return on stockholders' equity for the second quarter of 1998 was 26%, down from 27% for the second quarter of 1997, reflecting the Company's higher equity base in the second quarter of 1998.


REVENUES

-------------------------------------------------------------
                                                Three Months
                                                    Ended
                                                  June 30,
Composition of Revenues                         1998     1997
-------------------------------------------------------------
Commissions                                      47%      49%
Mutual fund service fees                         21       19
Net interest revenue                             18       16
Principal transactions                            9       12
Other                                             5        4
------------------------------------------------------------
Total                                           100%     100%
=============================================================

Commissions

      Commission revenues for the Company were $299 million for the second quarter of 1998, up $38 million, or 15%, from the second quarter of 1997. As shown in the table below, the total number of revenue trades executed by the Company has increased 35% as the Company's customer base has grown. Average commission per revenue trade decreased 15%. This decrease was mainly due to the Company's reduction of the price of online trades for most of its customers in the first quarter of 1998, causing relatively more trades to be placed through online brokerage channels.

---------------------------------------------------------
                                     Three Months
Commissions Earned                       Ended
   on Customer Revenue                 June 30,   Percent
   Trades                          1998      1997  Change
---------------------------------------------------------
Customer accounts that
   traded during the quarter
   (in thousands)                 1,263       1,000   26%
Average customer
   revenue trades
   per account                     4.38        4.09    7
Total revenue
   trades (in thousands)          5,534       4,091   35
Average commission
   per revenue trade            $ 54.12     $ 63.59  (15)
Commissions earned
   on customer revenue
   trades (in millions) (1)     $   299     $   260   15
=========================================================
(1) Excludes commissions on trades with specialists totaling $1 million in the second quarter of 1997.

      Attracting new customer accounts is important in generating commission revenues. Schwab added 347,000 new customer accounts during the second quarter of 1998, an increase of 20% from the 290,000 new accounts added during the second quarter of 1997.

Mutual Fund Service Fees

      Mutual fund service fees were $136 million for the second quarter of 1998, up $35 million, or 34%, from the second quarter of 1997. This increase was primarily due to significant increases in customer assets in funds purchased through Schwab's Mutual Fund OneSource(R) service, and in customer assets in Schwab's proprietary funds, collectively referred to as the SchwabFunds(R) (see Growth in Schwab Customer Assets and Accounts table in Financial Overview). The Company earns mutual fund service fees for transfer agent services, shareholder services, administration and investment management provided to the SchwabFunds, as well as record keeping and shareholder services provided to funds in the Mutual Fund OneSource service.

Net Interest Revenue

      Net interest revenue was $116 million for the second quarter of 1998, up $34 million, or 41%, from the second quarter of 1997 as shown in the following table (in millions):

------------------------------------------------------------
                                              Three Months
                                                  Ended
                                                June 30,
                                             1998       1997
------------------------------------------------------------
Interest Revenue
Margin loans to customers                   $ 169      $ 111
Investments, customer-related                  96         96
Other                                          12          8
------------------------------------------------------------
Total                                         277        215
------------------------------------------------------------

Interest Expense
Customer cash balances                        142        116
Stock-lending activities                       10         10
Borrowings                                      6          5
Other                                           3          2
------------------------------------------------------------
Total                                         161        133
------------------------------------------------------------

Net interest revenue                        $ 116      $  82
============================================================


      Customer-related daily average balances, interest rates and average net interest margin for the second quarters of 1998 and 1997 are summarized in the following table (dollars in millions):

-----------------------------------------------------------
                                         Three Months Ended
                                              June 30,
                                           1998      1997
-----------------------------------------------------------
Interest-Earning Assets (customer-related):
Investments:
  Average balance outstanding            $ 7,290    $ 7,193
  Average interest rate                    5.29%      5.36%
Margin loans to customers:
  Average balance outstanding            $ 8,825    $ 5,774
  Average interest rate                    7.67%      7.73%
Average yield on interest-earning assets   6.59%      6.42%
Funding Sources (customer-related
   and other):
Interest-bearing customer cash balances:
  Average balance outstanding            $12,841    $10,406
  Average interest rate                    4.44%      4.47%
Other interest-bearing sources:
  Average balance outstanding            $ 1,345    $ 1,108
  Average interest rate                    4.32%      4.56%
Average noninterest-bearing portion      $ 1,929    $ 1,453
Average interest rate on funding sources   3.90%      3.98%
Summary:
  Average yield on interest-earning assets 6.59%      6.42%
  Average interest rate on funding sources 3.90%      3.98%
-----------------------------------------------------------
Average net interest margin                2.69%      2.44%
===========================================================


     The increase in net interest revenue from the second quarter of 1997 was primarily due to higher levels of margin loans to customers.

Principal Transactions

      Principal transaction revenues were $59 million for the second quarter of 1998, down $5 million, or 7%, from the second quarter of 1997. This decrease was primarily due to lower average revenue per principal transaction (see discussion below), partially offset by greater share volume handled by M&S.
      Certain new Securities and Exchange Commission (SEC) rules and rule amendments, known as the Order Handling Rules, have significantly altered the manner in which orders for both Nasdaq and exchange-listed securities are handled. These rules were implemented in phases between January 20, 1997 and October 13, 1997. Additionally, in June 1997, most major U.S. securities markets, including Nasdaq and the New York Stock Exchange, Inc., began quoting and trading securities in increments of one-sixteenth dollar per share instead of one-eighth dollar per share for most securities, and these markets are currently considering further reductions in the increments by which securities are priced. Mainly as a result of these regulatory changes and changes in industry customs and practices, average revenue per principal transaction declined in the second quarter of 1998 as compared to the same period in 1997. Average revenue per principal transaction increased, however, in the second quarter of 1998 compared to the first quarter of 1998. Since the change to trading securities in increments of one-sixteenth dollar per share was implemented in June 1997 and the Order Handling Rules were not fully implemented until October 1997, the Company expects M&S' average revenue per principal transaction for 1998 to be materially less than during comparable periods of 1997. Two proposed regulatory changes, the National Association of Securities Dealers, Inc.'s (NASD) Next Nasdaq trading system, and the Primary Market Maker Rules, have the potential to further reduce M&S' principal transaction revenues, although the Company is working with the NASD to modify these proposals to minimize their impact.
      See  "Commitments  and  Contingent  Liabilities"  note in Item 1. Notes to
Condensed Consolidated Financial Statements regarding certain civil litigation relating to various principal transaction activities.

Expenses Excluding Interest

      Compensation and benefits expense was $279 million for the second quarter of 1998, up $55 million, or 24%, from the second quarter of 1997 primarily due to a greater number of employees. The following table shows a comparison of certain compensation and benefits components and employee data (in thousands):

-------------------------------------------------------------
                                                 Three Months
                                                    Ended
                                                   June 30,
                                                1998     1997
-------------------------------------------------------------
Compensation and benefits expense as a
   % of revenues                                 44%      42%
Variable compensation as a
   % of compensation and benefits expense        21%      20%
Compensation for temporary employees,
   contractors and overtime hours as a
   % of compensation and benefits expense        15%      15%
Full-time equivalent employees(1)               13.2     11.2
Revenues per average full-time equivalent
   employee                                    $48.1    $47.1
=============================================================
(1) Includes full-time, part-time and temporary employees, and persons employed on a contract basis.

      Occupancy and equipment expense was $52 million in the second quarter of 1998, up $13 million, or 34%, from the second quarter of 1997. This increase was primarily due to additional lease expenses on the Company's expanded office space, as well as increased lease and maintenance expenses on data processing equipment.
      Advertising and market development expense was $28 million in the second quarter of 1998, up $2 million, or 6%, from the second quarter of 1997. This increase was primarily due to online advertising, as well as increased media spending, partially offset by reduced direct mail spending. Advertising and market development expense was 4% and 5% of revenues for the second quarters of 1998 and 1997, respectively.
      Depreciation and amortization expense was $35 million in the second quarter of 1998, up $6 million, or 19%, from the second quarter of 1997. This increase was primarily due to newly acquired data processing equipment which expanded the Company's customer service capacity.
      Professional services expense was $22 million in the second quarter of 1998, up $6 million, or 35%, from the second quarter of 1997. This increase was primarily due to consulting fees related to customer service enhancements.
      The Company's effective income tax rate for the second quarters of 1998 and 1997 was 39.3% and 39.5%, respectively.


                         Six Months Ended June 30, 1998
                          Compared To Six Months Ended
                                  June 30, 1997

Financial Overview

     Net income for the first half of 1998 was $144 million, up 10% from first half 1997 net income of $131 million. Diluted earnings per share for the first halves of 1998 and 1997 were $.53 and $.48 per share, respectively.
      Revenues for the first half of 1998 were $1,242 million, up 17% from $1,066 million for the first half of 1997, primarily due to a 33% increase in mutual fund service fees, a 39% increase in net interest revenue, and an 11% increase in commission revenues. These increases mainly resulted from increases in customer assets and margin loans to customers, as well as higher trading volume. During the first half of 1998, trading activity reached record levels as shown in the following table (in thousands):

-------------------------------------------------------------
                                        Six Months
                                           Ended
                                         June 30,     Percent
Daily Average Trades                   1998     1997   Change
-------------------------------------------------------------
Revenue Trades
  Online                               45.8     21.9     109%
  TeleBroker(R)                         8.5     11.8     (28)
  Regional customer telephone
     service centers, branch offices
     and other                         32.4     32.3       -
-------------------------------------------------------------
  Total                                86.7     66.0      31%
=============================================================
Mutual Fund OneSource(R) Trades
  Online                               17.3     12.7      36%
  TeleBroker                            1.2      1.4     (14)
  Regional customer telephone
     service centers, branch offices
     and other                         21.6     20.3       6
-------------------------------------------------------------
  Total                                40.1     34.4      17%
=============================================================
Total Daily Average Trades
  Online                               63.1     34.6      82%
  TeleBroker                            9.7     13.2     (27)
  Regional customer telephone
     service centers, branch offices
     and other                         54.0     52.6       3
-------------------------------------------------------------
  Total                               126.8    100.4      26%
=============================================================


      Total operating expenses excluding interest during the first half of 1998 were $1,004 million, up 18% from $850 million for the first half of 1997, primarily resulting from additional staff and related costs.
      The after-tax profit margin for the first half of 1998 was 11.6%, down from 12.3% for the first half of 1997. The annualized return on stockholders' equity for the first half of 1998 was 24%, down from 28% for the first half of 1997, reflecting the Company's higher equity base in the first half of 1998.


REVENUES

-------------------------------------------------------------
                                                 Six Months
                                                    Ended
                                                  June 30,
Composition of Revenues                         1998     1997
-------------------------------------------------------------
Commissions                                      48%      50%
Mutual fund service fees                         21       18
Net interest revenue                             18       15
Principal transactions                            9       12
Other                                             4        5
-------------------------------------------------------------
Total                                           100%     100%
=============================================================

Commissions

      Commission revenues for the Company were $597 million for the first half of 1998, up $61 million, or 11%, from the first half of 1997. As shown in the table below, the total number of revenue trades executed by the Company has increased 30% as the Company's customer base has grown. Average commission per revenue trade decreased 14%. This decrease was mainly due to the Company's reduction of the price of online trades described in the comparison between the three-month periods.

-------------------------------------------------------------
                                      Six Months
Commissions Earned                       Ended
   on Customer Revenue                 June 30,       Percent
   Trades                          1998      1997     Change
-------------------------------------------------------------
Customer accounts that
   traded during the period
   (in thousands)                 1,923       1,541     25%
Average customer
   revenue trades
   per account                     5.59        5.35      4
Total revenue
   trades (in thousands)         10,756       8,251     30
Average commission
   per revenue trade            $ 55.46     $ 64.57    (14)
Commissions earned
   on customer revenue
   trades (in millions) (1)     $   596     $   533     12
=============================================================
(1) Excludes commissions on trades with specialists totaling $1 million in the first half of 1998 and $3 million in the first half of 1997.

     Schwab added 705,000 new customer accounts during the first half of 1998, an increase of 20% from the 587,000 new accounts added during the first half of 1997.

Mutual Fund Service Fees

      Mutual fund service fees were $262 million for the first half of 1998, up $65 million, or 33%, from the first half of 1997. This increase was generally attributable to the factors described in the comparison between the three-month periods.

Net Interest Revenue

     Net interest revenue was $221 million for the first half of 1998, up $62 million, or 39%, from the first half of 1997 as shown in the following table (in millions):

------------------------------------------------------------
                                               Six Months
                                                  Ended
                                                June 30,
                                             1998       1997
------------------------------------------------------------
Interest Revenue
Margin loans to customers                   $ 318      $ 210
Investments, customer-related                 194        190
Other                                          25         15
------------------------------------------------------------
Total                                         537        415
------------------------------------------------------------

Interest Expense
Customer cash balances                        280        225
Stock-lending activities                       20         18
Borrowings                                     12          9
Other                                           4          4
------------------------------------------------------------
Total                                         316        256
------------------------------------------------------------

Net interest revenue                        $ 221      $ 159
============================================================


      Customer-related daily average balances, interest rates and average net interest margin for the first halves of 1998 and 1997 are summarized in the following table (dollars in millions):

-----------------------------------------------------------
                                          Six Months Ended
                                              June 30,
                                           1998      1997
-----------------------------------------------------------
Interest-Earning Assets (customer-related):
Investments:
  Average balance outstanding            $ 7,323    $ 7,211
  Average interest rate                    5.36%      5.32%
Margin loans to customers:
  Average balance outstanding            $ 8,333    $ 5,563
  Average interest rate                    7.68%      7.62%
Average yield on interest-earning assets   6.60%      6.32%
Funding Sources (customer-related
   and other):
Interest-bearing customer cash balances:
  Average balance outstanding            $12,570    $10,253
  Average interest rate                    4.49%      4.42%
Other interest-bearing sources:
  Average balance outstanding            $ 1,274   $  1,043
  Average interest rate                    4.43%      4.47%
Average noninterest-bearing portion      $ 1,812    $ 1,478
Average interest rate on funding sources   3.96%      3.91%
Summary:
  Average yield on interest-earning assets 6.60%      6.32%
  Average interest rate on funding sources 3.96%      3.91%
-----------------------------------------------------------
Average net interest margin                2.64%      2.41%
===========================================================

     The increase in net interest revenue from the first half of 1997 was primarily due to higher levels of margin loans to customers.

Principal Transactions

      Principal transaction revenues were $112 million for the first half of 1998, down $21 million, or 16%, from the first half of 1997. This decrease was primarily due to lower average revenue per principal transaction (see discussion in the comparison between the three-month periods), partially offset by greater share volume handled by M&S.
      See  "Commitments  and  Contingent  Liabilities"  note in Item 1. Notes to
Condensed Consolidated Financial Statements regarding certain civil litigation relating to various principal transaction activities.

Expenses Excluding Interest

      Compensation and benefits expense was $545 million for the first half of 1998, up $100 million, or 22%, from the first half of 1997 primarily due to a greater number of employees. The following table shows a comparison of certain compensation and benefits components and employee data (in thousands):

-------------------------------------------------------------
                                                Six Months
                                                   Ended
                                                 June 30,
                                               1998   1997
-------------------------------------------------------------
Compensation and benefits expense as a
   % of revenues                                 44%      42%
Variable compensation as a
   % of compensation and benefits expense        19%      21%
Compensation for temporary employees,
   contractors and overtime hours as a
   % of compensation and benefits expense        15%      14%
Full-time equivalent employees(1)               13.2     11.2
Revenues per average full-time equivalent
   employee                                    $93.9    $96.5
=============================================================
(1) Includes full-time, part-time and temporary employees, and persons employed on a contract basis.

      Advertising and market development expense was $68 million in the first half of 1998, up $6 million, or 10%, from the first half of 1997. This increase was primarily attributable to online advertising, as well as increased media spending, partially offset by reduced production and direct mail spending. Advertising and market development expense was 5% and 6% of revenues for the first halves of 1998 and 1997, respectively.
      Explanations of fluctuations in occupancy and equipment, depreciation and amortization, and professional services presented in the three-month results generally explain fluctuations in those expenses between the six-month periods.
      The Company's effective income tax rate for the first halves of 1998 and 1997 was 39.4% and 39.5%, respectively.


                         Liquidity and Capital Resources

Liquidity

Schwab

      Liquidity needs relating to customer trading and margin borrowing activities are met primarily through cash balances in customer accounts, which were $14.0 billion and $12.7 billion at June 30, 1998 and December 31, 1997, respectively. Earnings from Schwab's operations are the primary source of liquidity for capital expenditures and investments in new services, marketing, and technology. Management believes that customer cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
      Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement of $1 million. At June 30, 1998, Schwab had $931 million of net capital (10% of aggregate debit balances), which was $751 million in excess of its minimum required net capital and $481 million in excess of 5% of aggregate debit balances. Schwab has historically targeted net capital to be 10% of its aggregate debit balances, which primarily consist of customer margin loans. To achieve this target, as customer margin loans have grown, a larger portion of cash flows have been retained to support aggregate debit balances.
      To manage Schwab's regulatory capital position, CSC provides Schwab with a $450 million subordinated revolving credit facility maturing in September 1999, of which $390 million was outstanding at June 30, 1998. At quarter end, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from CSC maturing in 2000. Borrowings under these subordinated lending arrangements qualify as regulatory capital for Schwab.
      For use in its brokerage operations, Schwab maintained uncommitted, unsecured bank credit lines totaling $620 million at June 30, 1998. Schwab used such borrowings for six days during the first half of 1998, with the daily amounts borrowed averaging $87 million. These lines were unused at June 30, 1998.
      To satisfy the margin requirement of customer option transactions with the Options Clearing Corporation, Schwab had unsecured letter of credit agreements with six banks totaling $500 million at June 30, 1998. Schwab pays a fee to maintain these letter of credit agreements. No funds were drawn under these agreements during the first half of 1998.

M&S

      M&S' liquidity needs are generally met through earnings generated by its operations. Most of M&S' assets are liquid, consisting primarily of cash and cash equivalents, receivable from brokers, dealers and clearing organizations, and marketable securities.
      M&S' liquidity is affected by the same net capital regulatory requirements as Schwab (see discussion above). At June 30, 1998, M&S had $5 million of net capital (532% of aggregate debit balances), which was $4 million in excess of its minimum required net capital.
      M&S may borrow up to $35 million under a subordinated lending arrangement with CSC. Borrowings under this arrangement qualify as regulatory capital for M&S. This facility was unused during the first half of 1998.

CSC

      CSC's liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. As discussed above, Schwab and M&S are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs and maintaining Schwab's and M&S' net capital.
      CSC has liquidity needs that arise from its issued and outstanding $391 million Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, common stock repurchases, and acquisitions. The Medium-Term Notes have maturities ranging from 1998 to 2008 and fixed interest rates ranging from 5.67% to 7.72% with interest payable semiannually. The Medium-Term Notes are rated A3 by Moody's Investors Service and A- by Standard & Poor's Ratings Group.
      At June 30, 1998, $55 million in Senior or Senior Subordinated Medium-Term Notes, Series A, remained unissued under CSC's registration statement with respect to such securities. On July 8, 1998, SEC declared effective CSC's registration statement covering the issuance of up to an additional $150 million in Senior or Senior Subordinated Medium-Term Notes, Series A, bringing the aggregate principal amount of such notes available to be issued to $205 million.
     CSC may borrow under committed, unsecured credit facilities aggregating $350 million with a group of 10 banks. One-half of the commitments under these facilities expires in June 1999, and the other half expires in June 2001. The funds are available for general corporate purposes for which CSC pays a commitment fee on the unused balance. The terms of these facilities require CSC to maintain minimum levels of stockholders' equity, and Schwab and M&S to maintain specified levels of net capital, as defined. The Company believes that these restrictions will not have a material effect on its ability to meet future dividend or funding requirements. These facilities were unused during the first half of 1998.

Cash Flows and Capital Resources

      Net income plus depreciation and amortization was $214 million for the first half of 1998, up 14% from $188 million for the first half of 1997, allowing the Company to finance its operations primarily with internally generated funds. Depreciation and amortization expense related to equipment, office facilities and property was $64 million for the first half of 1998, as compared to $52 million for the first half of 1997, or 5% of revenues for each period. Amortization expense related to intangible assets was $5 million for both of the first halves of 1998 and 1997.
      The Company's capital expenditures were $85 million in the first half of 1998 and $70 million in the first half of 1997, or 7% of revenues for each period. Capital expenditures in the first half of 1998 were for leasehold improvements, equipment relating to continued enhancements of the Company's data processing systems, as well as additional office furniture and equipment. In addition, the Company opened six new branch offices during the first half of 1998, compared to 19 branch offices opened during the first half of 1997. Capital expenditures may vary from period to period as business conditions change.
      The Company issued $30 million in Medium-Term Notes during the first half of 1998.
      During the first half of 1998, the Company repurchased 3,333,500 shares of its common stock for $123 million. During the full year of 1997, the Company repurchased 820,000 shares of its common stock for $18 million. From the inception of the repurchase plan in 1988 through June 30, 1998, the Company has repurchased 43,440,800 shares of its common stock for $287 million.
     During the first half of 1998, the Company paid common stock cash dividends totaling $21 million, up from $18 million paid during the first half of 1997.
      The Company monitors both the relative composition and absolute level of its capital structure. The Company's total financial capital (borrowings plus stockholders' equity) at June 30, 1998 was $1,606 million, up $100 million, or 7% from December 31, 1997. At June 30, 1998, the Company had borrowings of $391 million, or 24% of total financial capital, that bear interest at a weighted-average rate of 6.64%. At June 30, 1998, the Company's stockholders' equity was $1,215 million, or 76% of total financial capital.

Year 2000

      Many existing computer programs use only two digits to identify a specific year and therefore may not accurately recognize the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. Due to the Company's dependence on computer technology to operate its business, and the dependence of the financial services industry on computer technology, the nature and impact of Year 2000 processing failures on the Company's business could be material. The Company is currently modifying its computer systems in order to enable its systems to process data and transactions incorporating year 2000 dates without material errors or interruptions.
      As of June 30, 1998, the Company completed modifying the critical mainframe trading systems of Schwab to enable those systems to process Year 2000 data and transactions without material errors or interruptions. As of June 30, 1998, the Company also completed installation of those modifications into Schwab's production systems, and had commenced additional post-installation testing to confirm the readiness of those systems to process Year 2000 dates and transactions. The Company plans to have its significant systems modified by the end of 1998.
      The success of the Company's plan depends in part on parallel efforts being undertaken by other entities with which the Company's systems interact and therefore, the Company is taking steps to determine the status of these other entities' Year 2000 compliance. There can be no assurance that all such other entities will provide accurate and complete information, or that all their systems in fact will achieve full Year 2000 compliance. Other entities' Year 2000 processing failures might have a material adverse impact on the Company's systems and operations. The Company's plan may be affected by regulatory changes, changes in industry customs and practices, and significant systems modifications unrelated to the Year 2000 project including upgrades and additions to capacity, and the cost and continued availability of qualified personnel and other resources.
      The Company currently estimates that it will cost approximately $42 million to $50 million to modify its core brokerage computer systems, which include Schwab's critical trading systems and certain additional systems, to be Year 2000 compliant. The Company currently estimates that the cost of completing the Company's entire Year 2000 project, including core brokerage computer systems, distributed applications, facilities, and systems in subsidiaries other than Schwab, but excluding potential costs related to the implementation of contingency plans which address possible Year 2000 failures of third-party systems or the Company's systems, is approximately $60 million to $75 million. This estimate excludes the time that may be spent by management and administrative staff in guiding and assisting the information technology effort described above. As of June 30, 1998, the Company had incurred approximately $21 million of the estimated cost of the entire project.
      The cost of the project is based on the Company's estimates, which make numerous assumptions about future events. However, there can be no assurance that these estimates will be correct and actual costs could differ materially from these estimates. The Company expects to fund all Year 2000 related costs through operating cash flows and a reallocation of the Company's overall developmental spending. In accordance with generally accepted accounting principles, Year 2000 expenditures will be expensed as incurred.

Euro Conversion

     Accommodating transactions in the new euro currency, scheduled to take effect January 1, 1999, is not expected to have a material financial impact on the Company.



Item 3.     Quantitative and Qualitative
            Disclosures About Market Risk

Financial Instruments Held For Trading Purposes

      The Company held government and other securities with a fair value of approximately $13 million at June 30, 1998. These securities, and the associated interest rate risk, are not material to the Company's financial position, results of operations or cash flows.
      Through Schwab and M&S, the Company maintains inventories in exchange-listed, Nasdaq and other securities on both a long and short basis. The fair value of these securities at June 30, 1998 was $36 million in long positions and $34 million in short positions. The potential loss or gain in fair value, using a hypothetical 10% increase or decrease in prices, respectively, is estimated to be approximately $200,000 due to the offset of change in fair value in long and short positions. In addition, the Company generally enters into exchange-traded option contracts to hedge against potential losses in inventory positions. This hypothetical 10% change in fair value of these securities at June 30, 1998 would not be material to the Company's financial position, results of operations or cash flows. The notional amount of option contracts was not material to the Company's consolidated balance sheet at June 30, 1998.

Financial Instruments Held For Purposes Other Than Trading

      For its working capital and reserves required to be segregated under federal or other regulations, the Company invests in money market funds, resale agreements, certificates of deposit, and commercial paper. Money market funds do not have maturity dates and do not present a material market risk. The other financial instruments, as shown in the following table, are fixed rate investments with short maturities for which fair value approximates carrying value and which do not present a material interest rate risk (dollars in millions):

--------------------------------------------------------------
                              Principal amount          Fair
                              by maturity date          value
                                  June 30,            June 30,
                              1999   Thereafter         1998
--------------------------------------------------------------
Resale agreements (1)         $5,210        ---        $5,210
  Weighted-average
     interest rate             5.54%
Certificates of deposit       $1,387        ---        $1,387
  Weighted-average
     interest rate             5.55%
Commercial paper              $  328        ---        $  328
  Weighted-average
     interest rate             6.15%
==============================================================
(1) Includes  resale   agreements  of  $5,110  million   included  in  cash  and
    investments required to be segregated under federal or other regulations and $100 million included in cash and cash equivalents.

      At June 30, 1998, CSC had $391 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 5.67% to 7.72%. The Company has fixed cash flow requirements regarding these Medium-Term Notes due to the fixed rate of interest. The fair value of these Medium-Term Notes at June 30, 1998, based on estimates of market rates for debt with similar terms and remaining maturities, approximated their carrying amount. The table below presents the principal amount of these Medium-Term Notes by year of maturity (dollars in millions):

Year Ending             Weighted-Average           Principal
   December 31,          Interest Rate                Amount
------------------------------------------------------------
1998                           6.1%                    $  40
1999                           6.8%                       40
2000                           6.3%                       48
2001                           7.0%                       39
2002                           7.0%                       40
Thereafter                     6.7%                      184
============================================================

      The Company maintains investments in mutual funds, approximately $46 million at June 30, 1998, to fund obligations under its deferred compensation plan, which is available to certain employees. Any decrease in the fair value of these investments would be offset by a reduction in the deferred compensation plan obligation and would not affect the Company's financial position, results of operations or cash flows.



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

      None.

Item 3.     Defaults Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      At the Company's Annual Meeting of Stockholders held on May 11, 1998, its stockholders voted upon the following proposals:

Proposal No. 1 - Election of Two Directors:

                                  Shares          Shares
                                    For           Against
                                    ---           -------
Donald G. Fisher               244,919,527       4,810,584
Anthony M. Frank               244,910,852       4,819,259

      There were no abstentions or broker non-votes with respect to the election of directors.

Proposal No. 2 - Amendment to the 1992 Stock Incentive Plan -- Amendment to the 1992 Stock Incentive Plan to increase the maximum number of shares that may be granted to any one employee in any one year.

     Shares                 Shares
       For                  Against            Abstentions
       ---                  -------            -----------
   215,927,172            33,002,938             800,001

      There were no broker non-votes with respect to the amendment to the 1992 Stock Incentive Plan.

      A total of 249,730,111 shares were present in person or by proxy at the Annual Meeting.


Item 5.     Other Information

      None.


Item 6.     Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q.

--------------------------------------------------------------

  Exhibit
  Number                Exhibit
--------------------------------------------------------------

  10.197 Credit Agreement (364-Day Commitment), between the Registrant and each of the banks listed therein, dated as of June 26, 1998 (supersedes
            Exhibit 10.196), filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 17, 1998, and incorporated herein by reference.

  10.198 Credit Agreement (3-Year Commitment), between the Registrant and each of the banks listed therein, dated as of June 26, 1998 (supersedes
            Exhibit 10.196), filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated July 17, 1998, and incorporated herein by reference.

  12.1      Computation   of  Ratio  of   Earnings  to  Fixed
            Charges.

  27.1      Financial Data Schedule (electronic only).

--------------------------------------------------------------


(b)  Reports on Form 8-K

     On July 17, 1998, the Registrant filed a Current Report on Form 8-K relating to up to $205 million aggregate principal amount of debt securities issuable by the Registrant pursuant to Registration Statement Numbers 333-54001 and 333-12727 declared effective by the SEC on July 8, 1998 and November 1, 1996, respectively. Certain exhibits relating to the Medium-Term Notes, Series A, which are issuable pursuant to the Registration Statements, are contained in the Current Report.

                         THE CHARLES SCHWAB CORPORATION



                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        THE  CHARLES  SCHWAB  CORPORATION
                                                  (Registrant)




Date:   August 11, 1998                     /s/ Steven L. Scheid
        ---------------                     -----------------------------
                                                  Steven L. Scheid
                                            Executive Vice President and
                                               Chief Financial Officer