Form 10-Q
period 1998-09-30
SCHWAB CHARLES CORP
filed 1998-11-10
CIK 316709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1998  Commission file number 1-9700



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

               267,284,289* shares of $.01 par value Common Stock
                         Outstanding on October 27, 1998

* Excludes the effects of the three-for-two common stock split declared October 22, 1998, payable December 11, 1998.

                         THE CHARLES SCHWAB CORPORATION






                         THE CHARLES SCHWAB CORPORATION

                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 1998

                                      Index

                                                                            Page


Part I - Financial Information

     Item 1.      Condensed Consolidated Financial Statements:

                      Statement of Income                                     1
                      Balance Sheet                                           2
                      Statement of Cash Flows                                 3
                      Notes                                                  4-6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       7-21

     Item 3.      Quantitative and Qualitative Disclosures About Market
                  Risk                                                     21-22


Part II - Other Information

     Item 1.      Legal Proceedings                                           22

     Item 2.      Changes in Securities and Use of Proceeds                   22

     Item 3.      Defaults Upon Senior Securities                             22

     Item 4.      Submission of Matters to a Vote of Security Holders         22

     Item 5.      Other Information                                           22

     Item 6.      Exhibits and Reports on Form 8-K                            22


Signature                                                                     23



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

                         THE CHARLES SCHWAB CORPORATION

                         Part 1 - FINANCIAL INFORMATION
               Item 1. Condensed Consolidated Financial Statements


                                           THE CHARLES SCHWAB CORPORATION

                                     CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                      (In thousands, except per share amounts)
                                                    (Unaudited)


                                                                    Three Months Ended        Nine Months Ended
                                                                       September 30,             September 30,
                                                                    1998         1997         1998         1997
                                                                    ----         ----         ----         ----
Revenues
    Commissions                                                   $ 337,031   $ 322,679   $  934,208   $  858,994
    Mutual fund service fees                                        143,977     112,155      405,719      308,677
    Interest revenue, net of interest expense(1)                    124,346      94,013      345,214      253,221
    Principal transactions                                           74,823      61,252      186,559      193,985
    Other                                                            25,094      21,740       75,937       63,400
-----------------------------------------------------------------------------------------------------------------

Total                                                               705,271     611,839    1,947,637    1,678,277
-----------------------------------------------------------------------------------------------------------------

Expenses Excluding Interest
    Compensation and benefits                                       290,684     255,104      835,370      700,061
    Communications                                                   53,449      45,790      153,519      137,002
    Occupancy and equipment                                          50,796      39,279      147,502      113,183
    Advertising and market development                               34,009      29,303      101,726       91,092
    Depreciation and amortization                                    35,175      34,948      104,625       92,407
    Commissions, clearance and floor brokerage                       20,379      26,290       60,237       70,951
    Professional services                                            22,240      19,865       63,720       50,319
    Other                                                            36,040      34,320       80,224       80,259
-----------------------------------------------------------------------------------------------------------------

Total                                                               542,772     484,899    1,546,923    1,335,274
-----------------------------------------------------------------------------------------------------------------

Income before taxes on income                                       162,499     126,940      400,714      343,003
Taxes on income                                                      64,727      50,415      158,622      135,781
-----------------------------------------------------------------------------------------------------------------

Net Income                                                        $  97,772   $  76,525   $  242,092   $  207,222
=================================================================================================================

Weighted-average number of common shares outstanding(2, 3)          273,460     273,001      273,806      271,964
=================================================================================================================

Earnings Per Share (3)
     Basic                                                        $     .37   $     .29   $      .92   $      .79
     Diluted                                                      $     .35   $     .28   $      .88   $      .76
=================================================================================================================

Dividends Declared Per Common Share (3)                           $    .040   $    .033   $     .120   $     .099
=================================================================================================================


Pro forma weighted-average number of common shares
  outstanding(2, 4)                                                 410,190     409,501      410,709      407,946
=================================================================================================================

Pro Forma Earnings Per Share (4)
     Basic                                                        $     .25   $     .20   $      .61   $      .53
     Diluted                                                      $     .24   $     .19   $      .59   $      .51
=================================================================================================================

Pro Forma Dividends Declared Per Common Share (4)                 $    .027   $    .022   $     .080   $     .066
=================================================================================================================

(1)  Interest revenue is presented net of interest expense.  Interest expense for the three months ended
       September 30, 1998 and 1997 was $166,780 and $142,338, respectively.  Interest expense for the nine months ended September 30, 1998 and 1997 was $483,018 and $398,594, respectively.
(2)  Amounts shown are used to calculate diluted earnings per share.
(3)  Excludes the effects of the three-for-two common stock split declared October 22, 1998, payable
       December 11, 1998.
(4)  Pro forma amounts include  the effects of the three-for-two common stock split declared October 22, 1998, payable December 11, 1998.

See Notes to Condensed Consolidated Financial Statements.

                                                   - 1 -




                                            THE CHARLES SCHWAB CORPORATION

                                         CONDENSED CONSOLIDATED BALANCE SHEET
                                       (In thousands, except per share amounts)
                                                     (Unaudited)

                                                                                 September 30,     December 31,
                                                                                     1998             1997
                                                                                     ----             ----
Assets
Cash and cash equivalents                                                        $ 1,020,972      $   797,447
Cash and investments required to be segregated under federal or other regulations (including resale agreements of $5,680,448 in 1998
    and $4,707,187 in 1997)                                                        7,765,920        6,774,024
Receivable from brokers, dealers and clearing organizations                          331,388          267,070
Receivable from customers - net                                                    8,940,251        7,751,513
Securities owned - at market value                                                   212,538          282,569
Equipment, office facilities and property - net                                      389,784          342,273
Intangible assets - net                                                               49,270           55,854
Other assets                                                                         135,890          210,957
--------------------------------------------------------------------------------------------------------------

Total                                                                            $18,846,013      $16,481,707
==============================================================================================================

Liabilities and Stockholders' Equity
Drafts payable                                                                   $   186,268      $   268,644
Payable to brokers, dealers and clearing organizations                             1,163,981        1,122,663
Payable to customers                                                              15,347,265       13,106,202
Accrued expenses and other liabilities                                               491,589          478,032
Borrowings                                                                           351,002          361,049
--------------------------------------------------------------------------------------------------------------
Total liabilities                                                                 17,540,105       15,336,590
--------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Preferred stock - 9,940 shares authorized; $.01 par value
        per share; none issued
    Common stock - 500,000 shares authorized; $.01 par value per share;
        267,688 shares issued in 1998 and 1997*                                        2,677            2,677
    Additional paid-in capital                                                       201,082          241,422
    Retained earnings                                                              1,165,827          955,496
    Treasury stock -  852 shares in 1998 and 1,753 shares in 1997,
         at cost*                                                                    (28,049)         (35,401)
    Unearned ESOP shares                                                                (359)          (2,769)
    Unamortized restricted stock compensation                                        (37,686)         (17,228)
    Foreign currency translation adjustment                                            2,416              920
--------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                         1,305,908        1,145,117
--------------------------------------------------------------------------------------------------------------

Total                                                                            $18,846,013      $16,481,707
==============================================================================================================

* Excludes the effects of the three-for-two common stock split declared October 22, 1998, payable
  December 11, 1998.


See Notes to Condensed Consolidated Financial Statements.





                       THE CHARLES SCHWAB CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                               1998              1997
                                                                               ----              ----
Cash flows from operating activities
Net income                                                                  $   242,092       $   207,222
    Noncash items included in net income:
        Depreciation and amortization                                           104,625            92,407
        Compensation payable in common stock                                     27,797            21,843
        Deferred income taxes                                                    16,362           (19,403)
        Other                                                                     2,757             2,711
Change in securities owned - at market value                                     70,031           (48,303)
Change in other assets                                                           58,488            34,343
Change in accrued expenses and other liabilities                                 58,463           121,178
----------------------------------------------------------------------------------------------------------
Net cash provided before change in customer-related balances                    580,615           411,998
----------------------------------------------------------------------------------------------------------

Change in customer-related balances:
    Cash and investments required to be segregated under
        federal or other regulations                                           (979,845)          638,761
    Receivable from brokers, dealers and clearing organizations                 (60,529)         (178,053)
    Receivable from customers                                                (1,187,221)       (2,064,932)
    Drafts payable                                                              (83,084)            6,776
    Payable to brokers, dealers and clearing organizations                       38,012           385,098
    Payable to customers                                                      2,227,345         1,123,564
----------------------------------------------------------------------------------------------------------
Net change in customer-related balances                                         (45,322)          (88,786)
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       535,293           323,212
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities
Purchase of equipment, office facilities and property - net                    (144,842)         (103,215)
----------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                          (144,842)         (103,215)
----------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from borrowings                                                         30,000            61,000
Repayment of borrowings                                                         (40,047)          (24,685)
Dividends paid                                                                  (31,925)          (26,382)
Purchase of treasury stock                                                     (147,884)          (16,230)
Proceeds from stock options exercised and other                                  22,268            11,320
----------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                               (167,588)            5,023
----------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                        662              (786)
----------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                           223,525           224,234
Cash and cash equivalents at beginning of period                                797,447           633,317
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                  $ 1,020,972       $   857,551
==========================================================================================================



See Notes to Condensed Consolidated Financial Statements.



                                                 - 3 -

                         THE CHARLES SCHWAB CORPORATION

                               NOTES TO CONDENSED
                             CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                   (Unaudited)

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements include The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company). CSC is a holding company engaged, through its subsidiaries, in securities brokerage and related financial services. CSC's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer with 279 domestic branch offices in 47 states, as well as a branch in the Commonwealth of Puerto Rico, the United Kingdom and the U.S. Virgin Islands. Another subsidiary, Mayer & Schweitzer, Inc. (M&S), a market maker in Nasdaq and other securities, provides trade execution services to broker-dealers, including Schwab, and institutional customers. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, and Charles Schwab Europe, a retail discount securities brokerage firm located in the United Kingdom.
      These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders, which are incorporated by reference in the Company's 1997 Annual Report on Form 10-K and the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 1998 and June 30, 1998. The Company's results for any interim period are not necessarily indicative of results for a full year.
      Certain items in prior periods' financial statements have been reclassified to conform to the 1998 presentation.

New Accounting Standards

      Statement of Financial Accounting Standards (SFAS) No. 125 -- Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was adopted by the Company in 1997, except for certain financial assets for which the effective date had been delayed by SFAS No. 127 -- Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, which was adopted by the Company effective January 1, 1998. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The adoption of these statements did not have an effect on the Company's financial position, results of operations, earnings per share or cash flows.
      SFAS No. 130 -- Reporting Comprehensive Income, was adopted by the Company effective January 1, 1998. This statement establishes standards for the reporting and display of comprehensive income, which includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows (in thousands):

---------------------------------------------------------------------------
                                       Three                  Nine
                                    Months Ended          Months Ended
                                    September 30,         September 30,
                                  1998        1997      1998         1997
---------------------------------------------------------------------------
Net income                      $ 97,772    $ 76,525   $242,092   $207,222
Foreign currency
   translation adjustment            898      (1,717)     1,496     (3,368)
---------------------------------------------------------------------------
Total comprehensive
   income                       $ 98,670    $ 74,808   $243,588   $203,854
===========================================================================

      SFAS No. 131 -- Disclosures about Segments of an Enterprise and Related Information, was issued in 1997 and the Company is required to adopt this statement at December 31, 1998. This statement establishes standards for disclosures related to business operating segments. The adoption of this statement will not have an effect on the Company's financial position, results of operations, earnings per share or cash flows, but will impact financial statement disclosure.
      SFAS No. 133 -- Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and the Company is required to adopt this statement by January 1, 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability, measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. While the Company is currently evaluating the effects of this statement, its adoption is not expected to have an impact on the Company's financial position, results of operations, earnings per share or cash flows.
      Statement of Position 98-1 -- Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, was issued in March 1998 and is effective for fiscal years beginning after December 15, 1998. This statement requires that certain costs incurred for purchasing or developing software for internal use be capitalized and amortized over the software's useful life. Currently, the Company capitalizes costs incurred for purchasing software for internal use, but expenses costs incurred for developing software for internal use. While the Company is currently evaluating the effects of this statement, its adoption is expected to have an impact on the Company's financial position, results of operations, and earnings per share.

Earnings Per Share

      SFAS No. 128 -- Earnings Per Share, requires a dual presentation of basic and diluted earnings per share (EPS). Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per share under the basic and diluted computations are as follows (in thousands, except per share amounts):

-------------------------------------------------------------------------
                                    Three                   Nine
                                Months Ended            Months Ended
                               September 30,           September 30,
                             1998         1997       1998         1997
-------------------------------------------------------------------------
Net income                $ 97,772      $ 76,525    $242,092     $207,222
=========================================================================
Basic Shares (1):
   Weighted-average
      common shares
      outstanding          264,562       262,787     264,387      262,106
=========================================================================
Diluted Shares (1):
   Weighted-average
      common shares
      outstanding          264,562       262,787     264,387      262,106
   Common stock
      equivalent shares
      related to stock
      incentive plans        8,898        10,214       9,419        9,858
-------------------------------------------------------------------------
   Diluted weighted-
      average common
      shares outstanding   273,460       273,001     273,806      271,964
=========================================================================
Basic EPS (1)             $    .37      $    .29    $    .92     $    .79
=========================================================================
Diluted EPS (1)           $    .35      $    .28    $    .88     $    .76
=========================================================================
(1) Excludes the effects of the three-for-two common stock split declared October 22, 1998, payable December 11, 1998.

Regulatory Requirements

      Schwab and M&S are subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule) and each compute net capital under the alternative method permitted by this Rule, which requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from customer transactions or a minimum dollar amount, which is based on the type of business conducted by the broker-dealer. The minimum dollar amount for both Schwab and M&S is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement. At September 30, 1998, Schwab's net capital was $943 million (11% of aggregate debit balances), which was $764 million in excess of its minimum required net capital and $495 million in excess of 5% of aggregate debit balances. At September 30, 1998, M&S' net capital was
$29 million (2,168% of aggregate debit balances), which was $28 million in excess of its minimum required net capital.
      Schwab and Charles Schwab Europe had portions of their cash and investments segregated for the exclusive benefit of customers at September 30, 1998, in accordance with applicable regulations. M&S had no such cash reserve requirement at September 30, 1998.

Commitments and Contingent Liabilities

      Between August 12, 1993 and November 17, 1995, Schwab was named as a defendant in eleven class action lawsuits in seven states. The class actions all purport to be brought on behalf of customers of Schwab who purchased or sold securities for which Schwab received "order flow" payments from the market maker, stock dealer or third party who executed the transaction. The complaints generally allege that Schwab failed to disclose and remit such payments to members of the class, and generally seek damages equal to the payments received by Schwab. Through September 1998, one of the actions was voluntarily dismissed and six were resolved favorably to Schwab on the grounds that the claims asserted are preempted by federal law. The remaining four cases are pending in state courts in California, Texas and Louisiana. On October 5, 1998, the California Court of Appeals affirmed the dismissal of the action in that state. The Texas action and one of the two Louisiana actions are stayed and there has been no recent activity in the other Louisiana action.
      The ultimate outcome of the legal proceedings described above and the various other civil actions, arbitration proceedings, and claims pending against the Company cannot be determined at this time, and the results of these legal proceedings cannot be predicted with certainty. There can be no assurance that these legal proceedings will not have a material adverse effect on the Company's results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company's financial condition and results of operations. However, it is the opinion of management, after consultation with outside legal counsel, that the ultimate outcome of these actions will not have a material adverse impact on the financial condition or operating results of the Company.

Supplemental Cash Flow Information

      Certain information affecting the cash flows of the Company follows (in thousands):

--------------------------------------------------------
                                       Nine Months Ended
                                         September 30,
                                       1998        1997
--------------------------------------------------------

Income taxes paid                   $ 98,382    $112,338
========================================================


Interest paid:
   Customer cash balances           $427,595    $349,912
   Stock-lending activities           30,039      27,086
   Borrowings                         24,024      18,602
   Other                               7,899       6,127
--------------------------------------------------------


Total interest paid                 $489,557    $401,727
========================================================



Subsequent Events

      During the period October 1 through October 27, 1998, the Company repurchased and recorded as treasury stock a total of 66,500 shares of its common stock for approximately $2 million. As of October 27, 1998, authorization granted by the Company's Board of Directors allows for future repurchases of 816,900 shares.
      On October 22, 1998, the Board of Directors approved a three-for-two split of the Company's common stock, which will be effected in the form of a 50% stock dividend. The stock dividend is payable December 11, 1998 to stockholders of record November 13, 1998. Share and per share data have not been restated to reflect this transaction.
      On October 22, 1998, the Board of Directors increased the quarterly cash dividend from $.040 per share to $.042 per share payable November 27, 1998 to stockholders of record November 13, 1998.

                         THE CHARLES SCHWAB CORPORATION




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             Description of Business

      The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide securities brokerage and related financial services for 5.5 million active customer accounts(a). Customer assets were $408.2 billion at September 30, 1998. CSC's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer with 279 domestic branch offices in 47 states, as well as a branch in the Commonwealth of Puerto Rico, the United Kingdom and the U.S. Virgin Islands. Another subsidiary, Mayer & Schweitzer, Inc. (M&S), a market maker in Nasdaq and other securities, provides trade execution services to broker-dealers and institutional customers. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, and Charles Schwab Europe, a retail discount securities brokerage firm located in the United Kingdom.

--------------------------------------------------------------------------------
(a) Accounts with balances or activity within the preceding twelve months. Effective October 30, 1998, active customer accounts will be defined as accounts with balances or activity within the preceding eight months. This change is expected to decrease active customer accounts by approximately 100,000.
--------------------------------------------------------------------------------

      The Company's strategy is to attract and retain customer assets by focusing on a number of areas within the financial services industry -- retail brokerage, mutual funds, support services for independent investment managers, equity securities market-making and 401(k) defined contribution plans. To pursue its strategy and its objective of long-term profitable growth, the Company plans to continue to leverage its competitive advantages. These advantages include a nationally recognized brand, a broad range of products and services, multi-channel delivery systems and an ongoing investment in technology.
      The Company's nationwide advertising and marketing programs are designed to distinguish the Schwab brand as well as its products and services. These programs helped the Company open 278,000 new customer accounts and gather $19.3 billion in net new customer assets during the third quarter of 1998.
      The Company offers a broad range of value-oriented products and services to meet customers' varying investment and financial needs. The Company also offers access to extensive investment news and information. The Company's branch office network assists investors in developing asset allocation strategies and evaluating their investment choices. Internet access is available to investors at most of the branches. Branch staff also refer investors who desire additional guidance to independent investment managers through the Schwab AdvisorSource(TM) service. Schwab provides custodial, trading and support services to 5,400 independent investment managers. As of September 30, 1998, Schwab held $121.8 billion in customer assets in 647,000 accounts managed by these investment managers. The Company's Mutual Fund Marketplace(R) provides customers with the ability to invest in 1,550 mutual funds from 247 fund families, including 963 Mutual Fund OneSource(R) funds. During the third quarter of 1998, Schwab introduced a new service that provides customers with access to debt underwritings lead-managed by Credit Suisse First Boston.
      The Company's multi-channel delivery systems allow customers to choose how they prefer to do business with the Company. To enable customers to obtain services in person with a Company representative, the Company maintains a network of branch offices. Telephonic access to the Company is provided primarily through four regional customer telephone service centers and two online customer support centers that operate both during and after normal market hours. Additionally, customers are able to obtain financial information and execute trades on an automated basis through the Company's electronic brokerage channels that provide both online and telephonic access. Online channels include PC-based services such as SchwabLink(R) -- a service for investment managers, and the Charles Schwab Web Site(TM) -- an information and trading service on the Internet. Automated telephonic channels include TeleBroker(R) -- Schwab's touch-tone telephone trading service, and VoiceBroker(TM) -- Schwab's voice recognition quote and trading service. Schwab provides every retail customer access to all delivery channels and flat-fee pricing for Internet-based trades.
      The Company's ongoing investment in technology is a key element in enhancing its delivery systems, providing fast and consistent customer service, and reducing processing costs. The Company uses technology to empower its customers to manage their financial affairs and is a forerunner in driving technological advancements in the financial services industry. During the third quarter of 1998, Schwab improved its Web site to provide online customers with customized account information displays and a stock screening tool.
      The Company's operations are highly dependent on the integrity of its computer and technological systems and the Company's success depends, in part, on its ability to make timely enhancements and additions to its technology to anticipate customer demands. To the extent the Company experiences system interruptions, errors or downtime (which could result from a variety of causes, including changes in customer use patterns, technological failure, changes to its systems, linkages with third-party systems, and power failures), the Company's business and operations could be negatively impacted.
      The Company faces significant competition from companies seeking to attract customer financial assets, including full commission brokerage firms, discount brokerage firms, mutual fund companies and banks. Certain of these competitors have significantly greater financial resources than the Company, particularly given the acceleration of the consolidation trend within the financial services industry in the first nine months of 1998. In addition, the recent expansion and customer acceptance of conducting financial transactions online has attracted competition from providers of online services and software development companies. In the first nine months of 1998, price competition continued in the area of online investing as competitors sought to gain market share in this rapidly growing area. Increased competition can be expected due to the low barriers to entry for the establishment and operation of online investment services. The Company experienced declines in its average commission per revenue trade in the first nine months of 1998 mainly due to the Company's integration of its online and traditional brokerage services and reduction of the price of online trades for most of its customers, causing an increase in the proportion of trades placed through its online brokerage channels. As the Company focuses on further enhancements to its electronic service offering, average commission per revenue trade is expected to continue to decline. These competitive factors, pricing changes and trading trends may negatively impact the Company's revenue growth and profit margin.
      The Company's business, like that of other securities brokerage firms, is directly affected by the fluctuations in securities trading volumes and price levels that occur in fundamentally cyclical financial markets. Since transaction-based revenues continue to represent a majority of the Company's revenues, the Company may experience significant variations in revenues from period to period.
      The Company adjusts its expenses in anticipation of and in response to changes in financial market conditions and customer trading patterns. Certain of the Company's expenses (including variable compensation, portions of communications, and commissions, clearance and floor brokerage) vary directly with changes in financial performance or customer trading activity. Expenses relating to the level of temporary employees, contractors, overtime hours, professional services, and advertising and market development are adjustable over the short term to help the Company achieve its financial objectives. Additionally, developmental spending (including branch openings, product and service rollouts, and certain information technology systems improvements) is discretionary and can be altered in response to market conditions. However, a significant portion of the Company's expenses such as salaries and wages, occupancy and equipment, and depreciation and amortization do not vary directly, at least in the short term, with fluctuations in revenues or securities trading volumes. Also, the Company views its developmental spending as essential for future growth and therefore attempts to avoid major adjustments in such spending unless faced with a sustained slowdown in customer trading activity. Given the nature of the Company's revenues and expenses, and the economic and competitive factors discussed above, the Company's earnings and common stock price may be subject to significant volatility from period to period. The Company's results for any interim period are not necessarily indicative of results for a full year.
      In addition to historical information, this interim report contains forward-looking statements that reflect management's expectations. These statements relate to, among other things, Company contingencies (see "Commitments and Contingent Liabilities" note in the Notes to Condensed Consolidated Financial Statements), the Company's strategy, revenues and profit margin (see Description of Business), sources of liquidity (see Liquidity and Capital Resources-Liquidity), capital expenditures (see Liquidity and Capital Resources-Cash Flows and Capital Resources), and the Year 2000 project (see Liquidity and Capital Resources-Year 2000). Achievement of the expressed expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed expectations. Important factors that may cause such differences are noted throughout this interim report and include, but are not limited to: the effect of customer trading patterns on Company revenues and earnings; changes in technology; computer system failures; risks associated with the Year 2000 computer system conversions; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry customs and practices adversely affecting the Company; adverse results of litigation; changes in revenues and profit margin due to cyclical securities markets and interest rates; and a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes.


                      Three Months Ended September 30, 1998
                         Compared To Three Months Ended
                               September 30, 1997

Financial Overview

      Net income for the third quarter of 1998 was a record $98 million, up 28% from third quarter 1997 net income of $77 million. Diluted earnings per share for the third quarters of 1998 and 1997 were $.35 and $.28 per share, respectively. Share and per share data have not been restated to reflect the effects of the three-for-two common stock split declared October 22, 1998, payable December 11, 1998.
      Third quarter 1998 revenues were a record $705 million, up 15% from $612 million for the third quarter of 1997, primarily due to a 28% increase in mutual fund service fees and a 32% increase in interest revenue, net of interest expense (referred to as net interest revenue). These increases mainly resulted from increases in customer assets and margin loans to customers. During the third quarter of 1998, total trading activity reached record levels as shown in the following table (in thousands):

-------------------------------------------------------------
                                       Three Months
                                           Ended
                                       September 30,  Percent
Daily Average Trades                   1998     1997   Change
-------------------------------------------------------------
Revenue Trades
  Online                               58.1     30.8      89%
  TeleBroker(R)                         8.1     12.9     (37)
  Regional customer telephone
     service centers, branch offices
     and other                         33.4     33.7      (1)
-------------------------------------------------------------
  Total                                99.6     77.4      29%
=============================================================
Mutual Fund OneSource(R) Trades
  Online                               18.8     13.2      42%
  TeleBroker                            1.1      1.4     (21)
  Regional customer telephone
     service centers, branch offices
     and other                         22.4     20.2      11
-------------------------------------------------------------
  Total                                42.3     34.8      22%
=============================================================
Total Daily Average Trades
  Online                               76.9     44.0      75%
  TeleBroker                            9.2     14.3     (36)
  Regional customer telephone
     service centers, branch offices
     and other                         55.8     53.9       4
-------------------------------------------------------------
  Total                               141.9    112.2      26%
=============================================================


      Assets in Schwab customer accounts were $408.2 billion at September 30, 1998, an increase of $63.5 billion, or 18%, from a year ago as shown in the table below. This increase from September 30, 1997 resulted from net new customer assets of $80.7 billion offset by net market losses of $17.2 billion.

-----------------------------------------------------------
Growth in Schwab Customer
   Assets and Accounts
   (In billions, at quarter end,   September 30,   Percent
   except as noted)                1998      1997   Change
-----------------------------------------------------------
Assets in Schwab customer accounts
   Schwab One(R) and other
     cash equivalents (1)       $  14.7    $   11.6     27%
SchwabFunds(R):
     Money market funds (1)        63.0        46.4     36
     Equity and bond funds         11.0         6.8     62
-----------------------------------------------------------
       Total SchwabFunds           74.0        53.2     39
-----------------------------------------------------------
   Mutual Fund Marketplace(R)(2):
     Mutual Fund OneSource         59.0        56.9      4
     All other                     51.7        48.1      7
-----------------------------------------------------------
       Total Mutual Fund
         Marketplace              110.7       105.0      5
   Equity and other securities(2) 183.3       151.8     21
   Fixed income securities         34.4        30.2     14
   Margin loans outstanding        (8.9)       (7.1)    25
-----------------------------------------------------------
   Total                        $ 408.2    $  344.7     18%
===========================================================
Net growth (decline) in assets
   in Schwab customer accounts
   (for the quarter ended)
     Net new customer assets    $  19.3    $   16.4     18%
     Net market gains (losses)    (38.6)       22.0    n/m
-----------------------------------------------------------
   Net growth (decline)         $ (19.3)   $   38.4    n/m
===========================================================
New Schwab customer accounts
   (in thousands, for the
   quarter ended)                 278.4       294.1     (5%)
Active Schwab customer accounts
   (in millions)                    5.5         4.6     20%
===========================================================
(1) Represents a component of customer cash and equivalents.
(2) Excludes money market funds and all of Schwab's proprietary money market, equity and bond funds.
n/m Not meaningful.

      Total operating expenses excluding interest during the third quarter of 1998 were $543 million, up 12% from $485 million for the third quarter of 1997, primarily resulting from additional staff and related costs.
      The after-tax profit margin for the third quarter of 1998 was 13.9%, up from 12.5% for the third quarter of 1997. The annualized return on stockholders' equity for the third quarter of 1998 was 31%, up from 30% for the third quarter of 1997.


REVENUES

      As the Company's mutual fund service fees and net interest revenue continued to grow at rates that exceeded the growth rate of total revenues, non-trading revenues increased to 41% of total revenues for the third quarter of 1998, from 37% for the third quarter of 1997 as shown in the table below.

-------------------------------------------------------------
                                                Three Months
                                                    Ended
                                                September 30,
Composition of Revenues                         1998     1997
-------------------------------------------------------------
Commissions                                      48%      53%
Principal transactions                           11       10
-------------------------------------------------------------
   Total trading revenues                        59       63
-------------------------------------------------------------
Mutual fund service fees                         20       18
Net interest revenue                             18       15
Other                                             3        4
-------------------------------------------------------------
   Total non-trading revenues                    41       37
-------------------------------------------------------------
Total                                           100%     100%
=============================================================

Commissions

      Commission revenues for the Company were $337 million for the third quarter of 1998, up $14 million, or 4%, from the third quarter of 1997. As shown in the table below, the total number of revenue trades executed by the Company has increased 29% as the Company's customer base has grown. Average commission per revenue trade decreased 18%. This decrease was mainly due to the Company's integration of its online and traditional brokerage services and reduction of the price of online trades for most of its customers in the first quarter of 1998, causing an increase in the proportion of trades placed through its online brokerage channels.

-----------------------------------------------------------
                                     Three Months
Commissions Earned                       Ended
   on Customer Revenue               September 30,  Percent
   Trades                          1998      1997    Change
-----------------------------------------------------------
Customer accounts that
   traded during the quarter
   (in thousands)                 1,333       1,153     16%
Average customer
   revenue trades
   per account                     4.78        4.30     11
Total revenue
   trades (in thousands)          6,376       4,955     29
Average commission
   per revenue trade             $52.83      $64.61    (18)
Commissions earned
   on customer revenue
   trades (in millions) (1)      $  337      $  320      5
===========================================================
(1) Excludes commissions on trades with specialists totaling $3 million in the third quarter of 1997.

      Schwab added 278,000 new customer accounts during the third quarter of 1998, a decrease of 5% from the 294,000 new accounts added during the third quarter of 1997.

Mutual Fund Service Fees

      Mutual fund service fees were $144 million for the third quarter of 1998, up $32 million, or 28%, from the third quarter of 1997. This increase was primarily due to a significant increase in customer assets in Schwab's proprietary funds, collectively referred to as the SchwabFunds(R), as well as an increase in customer assets in funds purchased through Schwab's Mutual Fund OneSource(R) service (see Growth in Schwab Customer Assets and Accounts table in Financial Overview). The Company earns mutual fund service fees for transfer agent services, shareholder services, administration and investment management provided to the SchwabFunds, as well as record keeping and shareholder services provided to funds in the Mutual Fund OneSource service.

Net Interest Revenue

      Net interest revenue was $124 million for the third quarter of 1998, up $30 million, or 32%, from the third quarter of 1997 as shown in the following table (in millions):

------------------------------------------------------------
                                              Three Months
                                                  Ended
                                              September 30,
                                             1998       1997
------------------------------------------------------------
Interest Revenue
Margin loans to customers                   $ 181      $ 129
Investments, customer-related                  96         99
Other                                          14          8
------------------------------------------------------------
Total                                         291        236
------------------------------------------------------------

Interest Expense
Customer cash balances                        148        126
Stock-lending activities                       10         10
Borrowings                                      7          5
Other                                           2          1
------------------------------------------------------------
Total                                         167        142
------------------------------------------------------------

Net interest revenue                        $ 124      $  94
============================================================


      Customer-related daily average balances, interest rates and average net interest margin for the third quarters of 1998 and 1997 are summarized in the following table (dollars in millions):

-----------------------------------------------------------
                                         Three Months Ended
                                           September 30,
                                           1998      1997
-----------------------------------------------------------
Interest-Earning Assets (customer-related):
Margin loans to customers:
  Average balance outstanding            $ 9,359    $ 6,614
  Average interest rate                    7.69%      7.73%
Investments:
  Average balance outstanding            $ 7,195    $ 7,193
  Average interest rate                    5.24%      5.47%
Average yield on interest-earning assets   6.63%      6.55%
Funding Sources (customer-related
   and other):
Interest-bearing customer cash balances:
  Average balance outstanding            $13,364    $10,943
  Average interest rate                    4.40%      4.56%
Other interest-bearing sources:
  Average balance outstanding            $ 1,341    $ 1,185
  Average interest rate                    4.32%      4.40%
Average noninterest-bearing portion      $ 1,849    $ 1,679
Average interest rate on funding sources   3.90%      3.99%
Summary:
  Average yield on interest-earning assets 6.63%      6.55%
  Average interest rate on funding sources 3.90%      3.99%
-----------------------------------------------------------
Average net interest margin                2.73%      2.56%
===========================================================

      The increase in net interest revenue from the third quarter of 1997 was primarily due to higher levels of margin loans to customers.

Principal Transactions

      Principal transaction revenues were $75 million for the third quarter of 1998, up $14 million, or 22%, from the third quarter of 1997. This increase was primarily due to greater share volume handled by M&S, partially offset by lower average revenue per principal transaction (see discussion below). The remainder of the increase was primarily due to higher revenues related to Schwab's specialist operations.
      Certain Securities and Exchange Commission (SEC) rules and rule amendments, known as the Order Handling Rules, have significantly altered the manner in which orders for both Nasdaq and exchange-listed securities are handled. These rules were implemented in phases between January 20, 1997 and October 13, 1997. Additionally, in June 1997, most major U.S. securities markets, including Nasdaq and the New York Stock Exchange, Inc., began quoting and trading securities in increments of one-sixteenth dollar per share instead of one-eighth dollar per share for most securities, and these markets are currently considering further reductions in the increments by which securities are priced. Mainly as a result of these regulatory changes and changes in industry customs and practices, average revenue per principal transaction declined in the third quarter of 1998 as compared to the same period in 1997. Average revenue per principal transaction increased, however, in the third quarter of 1998 compared to the first and second quarters of 1998. Since the change to trading securities in increments of one-sixteenth dollar per share was implemented in June 1997 and the Order Handling Rules were not fully implemented until October 1997, M&S' average revenue per principal transaction in 1998 has been materially less than during comparable periods of 1997.

Expenses Excluding Interest

      Compensation and benefits expense was $291 million for the third quarter of 1998, up $36 million, or 14%, from the third quarter of 1997 primarily due to a greater number of employees. The following table shows a comparison of certain compensation and benefits components and employee data (in thousands):

-------------------------------------------------------------
                                               Three Months
                                                   Ended
                                               September 30,
                                               1998   1997
-------------------------------------------------------------
Compensation and benefits expense as a
   % of revenues                                 41%      42%
Variable compensation as a
   % of compensation and benefits expense        25%      27%
Compensation for temporary employees,
   contractors and overtime hours as a
   % of compensation and benefits expense        14%      13%
Full-time equivalent employees(1)               13.0     12.0
Revenues per average full-time equivalent
   employee                                    $54.1    $52.2
=============================================================
(1) Includes full-time, part-time and temporary employees, and persons employed on a contract basis.

      Occupancy and equipment expense was $51 million in the third quarter of 1998, up $12 million, or 29%, from the third quarter of 1997. This increase was primarily due to additional lease expenses on the Company's expanded office space, as well as increased lease and maintenance expenses on data processing equipment.
      Commissions, clearance and floor brokerage expense was $20 million in the third quarter of 1998, down $6 million, or 22%, from the third quarter of 1997. This decrease was primarily due to a decrease in the fees paid by M&S to broker-dealers for orders received for execution.
      The Company's effective income tax rate for the third quarters of 1998 and 1997 was 39.8% and 39.7%, respectively.


                      Nine Months Ended September 30, 1998
                          Compared To Nine Months Ended
                               September 30, 1997

Financial Overview

      Net income for the first nine months of 1998 was $242 million, up 17% from net income for the first nine months of 1997 of $207 million. Diluted earnings per share for the first nine months of 1998 and 1997 were $.88 and $.76 per share, respectively.
      Revenues for the first nine months of 1998 were $1,948 million, up 16% from $1,678 million for the first nine months of 1997, primarily due to a 31% increase in mutual fund service fees, a 36% increase in net interest revenue, and a 9% increase in commission revenues. These increases mainly resulted from increases in customer assets and margin loans to customers, as well as higher trading volume. During the first nine months of 1998, trading activity reached record levels as shown in the following table (in thousands):

-------------------------------------------------------------
                                        Nine Months
                                           Ended
                                       September 30,  Percent
Daily Average Trades                   1998     1997   Change
-------------------------------------------------------------
Revenue Trades
  Online                               50.0     24.9     101%
  TeleBroker(R)                         8.4     12.2     (31)
  Regional customer telephone
     service centers, branch offices
     and other                         32.7     32.8     ---
-------------------------------------------------------------
  Total                                91.1     69.9      30%
=============================================================
Mutual Fund OneSource(R) Trades
  Online                               17.8     12.9      38%
  TeleBroker                            1.1      1.4     (21)
  Regional customer telephone
     service centers, branch offices
     and other                         21.9     20.2       8
-------------------------------------------------------------
  Total                                40.8     34.5      18%
=============================================================
Total Daily Average Trades
  Online                               67.8     37.8      79%
  TeleBroker                            9.5     13.6     (30)
  Regional customer telephone
     service centers, branch offices
     and other                         54.6     53.0       3
-------------------------------------------------------------
  Total                               131.9    104.4      26%
=============================================================


      Total operating expenses excluding interest during the first nine months of 1998 were $1,547 million, up 16% from $1,335 million for the first nine months of 1997, primarily resulting from additional staff and related costs.
      The after-tax profit margin for the first nine months of 1998 was 12.4%, up from 12.3% for the first nine months of 1997. The annualized return on stockholders' equity for the first nine months of 1998 was 26%, down from 29% for the first nine months of 1997, reflecting the Company's higher equity base in the first nine months of 1998.

REVENUES

      As the Company's mutual fund service fees and net interest revenue continued to grow at rates that exceeded the growth rate of total revenues, non-trading revenues increased to 42% of total revenues for the first nine months of 1998, from 37% for the first nine months of 1997 as shown in the table below.

-------------------------------------------------------------
                                                 Nine Months
                                                    Ended
                                                September 30,
Composition of Revenues                         1998     1997
-------------------------------------------------------------
Commissions                                      48%      51%
Principal transactions                           10       12
-------------------------------------------------------------
   Total trading revenues                        58       63
-------------------------------------------------------------
Mutual fund service fees                         21       18
Net interest revenue                             18       15
Other                                             3        4
-------------------------------------------------------------
   Total non-trading revenues                    42       37
-------------------------------------------------------------
Total                                           100%     100%
=============================================================

Commissions

      Commission revenues for the Company were $934 million for the first nine months of 1998, up $75 million, or 9%, from the first nine months of 1997. As shown in the table below, the total number of revenue trades executed by the Company has increased 30% as the Company's customer base has grown. Average commission per revenue trade decreased 16%. This decrease was mainly due to the Company's reduction of the price of online trades described in the comparison between the three-month periods.

---------------------------------------------------------
                                      Nine Months
Commissions Earned                       Ended
   on Customer Revenue              September 30, Percent
   Trades                          1998      1997  Change
---------------------------------------------------------
Customer accounts that
   traded during the period
   (in thousands)                 2,405       2,028   19%
Average customer
   revenue trades
   per account                     7.12        6.51    9
Total revenue
   trades (in thousands)         17,131      13,206   30
Average commission
   per revenue trade            $ 54.48     $ 64.59  (16)
Commissions earned
   on customer revenue
   trades (in millions) (1)     $   933     $   853    9
=========================================================
(1) Excludes commissions on trades with specialists totaling $1 million in the first nine months of 1998 and $6 million in the first nine months of 1997.

      Schwab added 984,000 new customer accounts during the first nine months of 1998, an increase of 12% from the 881,000 new accounts added during the first nine months of 1997.

Mutual Fund Service Fees

      Mutual fund service fees were $406 million for the first nine months of 1998, up $97 million, or 31%, from the first nine months of 1997. This increase was generally attributable to the factors described in the comparison between the three-month periods.

Net Interest Revenue

      Net interest revenue was $345 million for the first nine months of 1998, up $92 million, or 36%, from the first nine months of 1997 as shown in the following table (in millions):

------------------------------------------------------------
                                               Nine Months
                                                  Ended
                                              September 30,
                                             1998       1997
------------------------------------------------------------
Interest Revenue
Margin loans to customers                   $ 499     $  339
Investments, customer-related                 290        290
Other                                          39         23
------------------------------------------------------------
Total                                         828        652
------------------------------------------------------------

Interest Expense
Customer cash balances                        428        350
Stock-lending activities                       30         28
Borrowings                                     19         14
Other                                           6          7
------------------------------------------------------------
Total                                         483        399
------------------------------------------------------------

Net interest revenue                        $ 345     $  253
============================================================


      Customer-related daily average balances, interest rates and average net interest margin for the first nine months of 1998 and 1997 are summarized in the following table (dollars in millions):

-----------------------------------------------------------
                                         Nine Months Ended
                                           September 30,
                                          1998      1997
-----------------------------------------------------------
Interest-Earning Assets (customer-related):
Margin loans to customers:
  Average balance outstanding            $ 8,678    $ 5,917
  Average interest rate                    7.69%      7.66%
Investments:
  Average balance outstanding            $ 7,280    $ 7,205
  Average interest rate                    5.32%      5.37%
Average yield on interest-earning assets   6.61%      6.40%
Funding Sources (customer-related
   and other):
Interest-bearing customer cash balances:
  Average balance outstanding            $12,838    $10,486
  Average interest rate                    4.46%      4.47%
Other interest-bearing sources:
  Average balance outstanding            $ 1,295    $ 1,091
  Average interest rate                    4.39%      4.45%
Average noninterest-bearing portion      $ 1,825    $ 1,545
Average interest rate on funding sources   3.94%      3.94%
Summary:
  Average yield on interest-earning assets 6.61%      6.40%
  Average interest rate on funding sources 3.94%      3.94%
-----------------------------------------------------------
Average net interest margin                2.67%      2.46%
===========================================================


      The increase in net interest revenue from the first nine months of 1997 was primarily due to higher levels of margin loans to customers.

Principal Transactions

      Principal transaction revenues were $187 million for the first nine months of 1998, down $7 million, or 4%, from the first nine months of 1997. This decrease was due to lower average revenue per principal transaction (see discussion in the comparison between the three-month periods), partially offset by greater share volume handled by M&S, higher revenues related to Schwab's specialist operations, and increased revenues from customer trading in fixed income securities for which Schwab earns a mark-up.

Expenses Excluding Interest

      Compensation and benefits expense was $835 million for the first nine months of 1998, up $135 million, or 19%, from the first nine months of 1997 primarily due to a greater number of employees. The following table shows a comparison of certain compensation and benefits components and employee data (in thousands):
--------------------------------------------------------------
                                                Nine Months
                                                   Ended
                                               September 30,
                                               1998   1997
--------------------------------------------------------------
Compensation and benefits expense as a
   % of revenues                                 43%      42%
Variable compensation as a
   % of compensation and benefits expense        22%      23%
Compensation for temporary employees,
   contractors and overtime hours as a
   % of compensation and benefits expense        14%      14%
Full-time equivalent employees(1)               13.0     12.0
Revenues per average full-time equivalent
   employee                                   $148.0   $148.8
==============================================================
(1) Includes full-time, part-time and temporary employees, and persons employed on a contract basis.

      Occupancy and equipment expense was $148 million for the first nine months of 1998, up $34 million, or 30%, from the first nine months of 1997. This increase was generally attributable to the factors described in the comparison between the three-month periods.
      Commissions, clearance and floor brokerage expense was $60 million for the first nine months of 1998, down $11 million, or 15%, from the first nine months of 1997. This decrease was generally attributable to the factors described in the comparison between the three-month periods.
      The Company's effective income tax rate for both of the first nine months of 1998 and 1997 was 39.6%.


                         Liquidity and Capital Resources

Liquidity

Schwab

      Liquidity needs relating to customer trading and margin borrowing activities are met primarily through cash balances in customer accounts, which were $14.8 billion and $12.7 billion at September 30, 1998 and December 31, 1997, respectively. Earnings from Schwab's operations are the primary source of liquidity for capital expenditures and investments in new services, marketing, and technology. Management believes that customer cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
      Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement of $1 million. At September 30, 1998, Schwab had $943 million of net capital (11% of aggregate debit balances), which was $764 million in excess of its minimum required net capital and $495 million in excess of 5% of aggregate debit balances. Schwab has historically targeted net capital to be 10% of its aggregate debit balances, which primarily consist of customer margin loans. To achieve this target, as customer margin loans have grown, a larger portion of cash flows have been retained to support aggregate debit balances.
      To manage Schwab's regulatory capital position, CSC provides Schwab with a $450 million subordinated revolving credit facility maturing in September 1999, of which $380 million was outstanding at September 30, 1998. At quarter end, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from CSC maturing in 2000. Borrowings under these subordinated lending arrangements qualify as regulatory capital for Schwab.
      For use in its brokerage operations, Schwab maintained uncommitted, unsecured bank credit lines totaling $570 million at September 30, 1998. Schwab used such borrowings for six days during the first nine months of 1998, with the daily amounts borrowed averaging $87 million. These lines were unused at September 30, 1998.
      To satisfy the margin requirement of customer option transactions with the Options Clearing Corporation, Schwab had unsecured letter of credit agreements with six banks totaling $550 million at September 30, 1998. Schwab pays a fee to maintain these letter of credit agreements. No funds were drawn under these agreements during the first nine months of 1998.

M&S

      M&S' liquidity needs are generally met through earnings generated by its operations. Most of M&S' assets are liquid, consisting primarily of cash and cash equivalents, marketable securities, and receivable from brokers, dealers and clearing organizations.
      M&S' liquidity is affected by the same net capital regulatory requirements as Schwab (see discussion above). At September 30, 1998, M&S had $29 million of net capital (2,168% of aggregate debit balances), which was $28 million in excess of its minimum required net capital.
      M&S may borrow up to $35 million under a subordinated lending arrangement with CSC. Borrowings under this arrangement qualify as regulatory capital for M&S. This facility was unused during the first nine months of 1998.

CSC

      CSC's liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. As discussed above, Schwab and M&S are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs and maintaining Schwab's and M&S' net capital.
      CSC has liquidity needs that arise from its issued and outstanding $351 million Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, common stock repurchases, and acquisitions. The Medium-Term Notes have maturities ranging from 1999 to 2008 and fixed interest rates ranging from 5.78% to 7.72% with interest payable semiannually. The Medium-Term Notes are rated A3 by Moody's Investors Service and A- by Standard & Poor's Ratings Group.
      On July 8, 1998, the SEC declared effective CSC's registration statement covering the issuance of up to an additional $150 million in Senior or Senior Subordinated Medium-Term Notes, Series A, bringing the aggregate principal amount of such notes available to be issued to $205 million. At September 30, 1998, $205 million of these notes remained unissued.
      CSC may borrow under committed, unsecured credit facilities aggregating $350 million with a group of 10 banks. One-half of the commitments under these facilities expires in June 1999, and the other half expires in June 2001. The funds are available for general corporate purposes for which CSC pays a commitment fee on the unused balance. The terms of these facilities require CSC to maintain minimum levels of stockholders' equity, and Schwab and M&S to maintain specified levels of net capital, as defined. The Company believes that these restrictions will not have a material effect on its ability to meet future dividend or funding requirements. These facilities were unused during the first nine months of 1998.

Cash Flows and Capital Resources

      Net income plus depreciation and amortization was $347 million for the first nine months of 1998, up 16% from $300 million for the first nine months of 1997, allowing the Company to finance its operations primarily with internally generated funds. Depreciation and amortization expense related to equipment, office facilities and property was $97 million for the first nine months of 1998, as compared to $80 million for the first nine months of 1997, or 5% of revenues for each period. Amortization expense related to intangible assets was $8 million for the first nine months of 1998, as compared to $12 million for the first nine months of 1997.
      The Company's capital expenditures were $145 million in the first nine months of 1998 and $103 million in the first nine months of 1997, or 7% and 6% of revenues for each period, respectively. Capital expenditures in the first nine months of 1998 were for equipment relating to the Company's information technology systems, leasehold improvements, and additional office furniture and equipment. The Company opened seven new domestic branch offices during the first nine months of 1998, compared to 27 domestic branch offices opened during the first nine months of 1997. Capital expenditures may vary from period to period as business conditions change.
      The Company issued $30 million and repaid $40 million in Medium-Term Notes during the first nine months of 1998.
      During the first nine months of 1998, 4,301,900 of the Company's stock options, with a range of exercise prices from $1.28 to $30.96, were exercised with cash proceeds received by the Company of $22 million.
      During the first nine months of 1998, the Company repurchased 4,103,200 shares of its common stock for $148 million. During the full year of 1997, the Company repurchased 820,000 shares of its common stock for $18 million. From the inception of the repurchase plan in 1988 through September 30, 1998, the Company has repurchased 44,210,400 shares of its common stock for $312 million. See "Subsequent Events" note in Item 1. Notes to Condensed Consolidated Financial Statements.
      In October 1998, the Board of Directors approved a three-for-two split of the Company's common stock, which will be effected in the form of a 50% stock dividend. The stock dividend is payable December 11, 1998 to stockholders of record November 13, 1998. Share and per share data have not been restated to reflect this transaction.
      During the first nine months of 1998, the Company paid common stock cash dividends totaling $32 million, up from $26 million paid during the first nine months of 1997. See "Subsequent Events" note in Item 1. Notes to Condensed Consolidated Financial Statements.
      The Company monitors both the relative composition and absolute level of its capital structure. The Company's total financial capital (borrowings plus stockholders' equity) at September 30, 1998 was $1,657 million, up $151 million, or 10% from December 31, 1997. At September 30, 1998, the Company had borrowings of $351 million, or 21% of total financial capital, that bear interest at a weighted-average rate of 6.70%. At September 30, 1998, the Company's stockholders' equity was $1,306 million, or 79% of total financial capital.

Year 2000

      Many existing computer programs use only two digits to identify a specific year and therefore may not accurately recognize the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. Due to the Company's dependence on computer technology to operate its business, and the dependence of the financial services industry on computer technology, the nature and impact of Year 2000 processing failures on the Company's business, financial position, results of operations or cash flows could be material. The Company is currently modifying its computer systems in order to enable its systems to process data and transactions incorporating year 2000 dates without material errors or interruptions. Because systems critical to the Company's functioning other than its computer systems may be affected by the century change, the Company's Year 2000 compliance efforts also encompass facilities and equipment which rely on date-dependent technology, such as, building equipment that contains embedded technology.

Status of Compliance Efforts

      The Company's Year 2000 compliance efforts are directed towards defined categories of actions, which include awareness, inventory, assessment, remediation, testing, installation, contingency planning and vendor management. With respect to particular business units, the work associated with those categories may be performed in phases or simultaneously with other categories of Year 2000 tasks, depending on the nature of the work to be performed and the technology and business requirements of the specific business unit. For instance, the Company's contingency planning efforts continue simultaneously with remediation efforts, but inventory efforts generally constituted a phase undertaken prior to assessment.
      Currently, the focus of the Company's efforts is the completion of remediation and testing, and continuing contingency planning and vendor management efforts. The Company anticipates that work on the awareness, contingency planning, and vendor management phases of the project will continue through the century change. The Company anticipates that the installation, remediation and testing will be completed by mid-1999. The Company's domestic subsidiaries which will be participating in the industry-wide test sponsored by the Securities Industry Association in the first half of 1999 are implementing plans to be prepared to participate in the tests.
      The Company's vendor management initiatives include creating inventories of vendors, analyzing the results of the inventories to assess the criticality of specific vendor relationships in order to formulate plans for dealing with possible Year 2000 issues, inquiring directly as to the status of vendors' Year 2000 compliance efforts, and continuing contacts with vendors to monitor the progress of vendors who may not yet have achieved Year 2000 compliance. These initiatives also include joint testing with selected critical vendors, joint contingency planning with selected critical vendors, and addressing Year 2000 concerns with new vendors. The vendor management initiatives include computer system vendors as well as vendors of goods and services which comprise or rely upon date-dependent technology, such as embedded technology.
      The success of the Company's Year 2000 compliance efforts depends in part on parallel efforts being undertaken by vendors and other third parties with which the Company's systems interact and therefore, the Company is taking steps to determine the status of critical third parties' Year 2000 compliance. There can be no assurance that all such third parties will provide accurate and complete information, or that all their systems in fact will achieve full Year 2000 compliance. Third parties' Year 2000 processing failures might have a material adverse impact on the Company's systems and operations. The Company's plan may be affected by regulatory changes, changes in industry customs and practices, and significant systems modifications unrelated to the Year 2000 project including upgrades and additions to capacity, and the cost and continued availability of qualified personnel and other resources.
      The progress of the Company's Year 2000 compliance efforts is managed and reviewed by senior management and by the Company's Year 2000 Corporate Steering Committee, which is responsible for maintaining awareness of Year 2000 issues throughout the Company, monitoring overall progress of the project, resolving issues, and providing strategic direction. The Company's Board of Directors receives regular status reports on the project.

Contingency Planning and Risks

      The Company commenced its contingency planning efforts in 1997. Its contingency planning process is intended to create, update, and implement, as necessary, plans in the event of Year 2000 errors or failures of third parties with whom the Company interacts or who supply critical services or goods to the Company, or of the Company itself.
      In management's opinion, currently there is not sufficient reliable information available to enable the Company to determine whether any specific Year 2000 failures are reasonably likely to occur. The Company continues to take steps to reduce this uncertainty by participating in industry conferences, communicating with business alliance partners, monitoring the progress of critical vendors, monitoring national and international governmental and industry initiatives, and working with professional consultants and advisors. Given the uncertainty of predicting at this point which, if any, Year 2000 errors or failures are reasonably likely to occur, the Company's contingency planning process targets systems, transactions, processes, and third parties in the light of their respective criticality to the Company's business, results of operations, or financial condition.

Compliance Cost Estimates

      The Company currently estimates that it will cost approximately $42 million to $50 million to modify its core brokerage computer systems, which include Schwab's critical trading systems and certain additional systems, to be Year 2000 compliant. The Company currently estimates that the cost of completing the Company's entire Year 2000 project, including core brokerage computer systems, distributed applications, facilities, and systems in subsidiaries other than Schwab, but excluding potential costs related to the implementation of contingency plans which address possible Year 2000 failures of third-party systems or the Company's systems, is approximately $60 million to $75 million. This estimate excludes the time that may be spent by management and administrative staff not specifically dedicated to the Year 2000 project. As of September 30, 1998, the Company had incurred approximately $34 million of the estimated cost of the entire project.
      The estimated cost and timing of the project are based on the Company's estimates, which make numerous assumptions about future events. However, there can be no assurance that these estimates will be correct and actual costs and timing could differ materially from these estimates. The Company expects to fund all Year 2000 related costs through operating cash flows and a reallocation of the Company's overall developmental spending. This reallocation did not result in the delay of any critical information technology projects. In accordance with generally accepted accounting principles, Year 2000 expenditures will be expensed as incurred.

European Economic and Monetary Union

      On January 1, 1999, eleven of the fifteen member countries of the European Union (referred to as the participating countries) are scheduled to establish fixed conversion rates between their existing national currencies and the euro and adopt the euro as their common legal currency. The United Kingdom is not a participating country and will not change its national currency on January 1, 1999. As a retail discount securities brokerage firm in the United Kingdom, Charles Schwab Europe will continue to trade securities in sterling, and does not need to modify its information technology systems to accommodate the euro conversion for its current business operations. Therefore, the euro conversion is not expected to have a material financial impact on the Company based on its current business operations.


Item 3.     Quantitative and Qualitative
            Disclosures About Market Risk

Financial Instruments Held For Trading Purposes

      The Company held government and corporate fixed income securities with a fair value of approximately $11 million at September 30, 1998. These securities, and the associated interest rate risk, are not material to the Company's financial position, results of operations or cash flows.
      Through Schwab and M&S, the Company maintains inventories in exchange-listed and Nasdaq equity securities on both a long and short basis. The fair value of these securities at September 30, 1998 was $37 million in long positions and $46 million in short positions. The potential loss or gain in fair value, using a hypothetical 10% increase or decrease in prices, respectively, is estimated to be approximately $900,000 due to the offset of change in fair value in long and short positions. In addition, the Company generally enters into exchange-traded option contracts to hedge against potential losses in equity inventory positions. This hypothetical 10% change in fair value of these securities at September 30, 1998 would not be material to the Company's financial position, results of operations or cash flows. The notional amount of option contracts was not material to the Company's consolidated balance sheet at September 30, 1998.

Financial Instruments Held For Purposes Other Than Trading

      For its working capital and reserves required to be segregated under federal or other regulations, the Company invests in money market funds, resale agreements, certificates of deposit, and commercial paper. Money market funds do not have maturity dates and do not present a material market risk. The other financial instruments, as shown in the following table, are fixed rate investments with short maturities for which fair value approximates carrying value and which do not present a material interest rate risk (dollars in millions):

-------------------------------------------------------------
                              Principal amount          Fair
                              by maturity date          value
                                  Sep. 30,            Sep. 30,
                              1999   Thereafter         1998
-------------------------------------------------------------
Resale agreements             $5,680        ---        $5,680
  Weighted-average
     interest rate             5.43%
Certificates of deposit       $1,559        ---        $1,559
  Weighted-average
     interest rate             5.51%
Commercial paper              $  553        ---        $  553
  Weighted-average
     interest rate             5.82%
=============================================================

      At September 30, 1998, CSC had $351 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 5.78% to 7.72%. The Company has fixed cash flow requirements regarding these Medium-Term Notes due to the fixed rate of interest. The fair value of these Medium-Term Notes at September 30, 1998, based on estimates of market rates for debt with similar terms and remaining maturities, approximated their carrying amount. The table below presents the principal amount of these Medium-Term Notes by year of maturity (dollars in millions):

------------------------------------------------------------
Year Ending             Weighted-Average           Principal
   December 31,          Interest Rate                Amount
------------------------------------------------------------
1999                           6.8%                    $  40
2000                           6.3%                       48
2001                           7.0%                       39
2002                           7.0%                       40
2003                           6.4%                       43
Thereafter                     6.7%                      141
============================================================

      The Company maintains investments in mutual funds, approximately $42 million at September 30, 1998, to fund obligations under its deferred compensation plan, which is available to certain employees. Any decrease in the fair value of these investments would be offset by a reduction in the deferred compensation plan obligation and would not affect the Company's financial position, results of operations or cash flows.



PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings

      The discussions of legal proceedings in Notes to Condensed Consolidated Financial Statements, under "Commitments and Contingent Liabilities" in Part I - Financial Information, Item 1., is incorporated herein by reference. See also the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 1998 and June 30, 1998.

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

--------------------------------------------------------------------------------

  Exhibit
  Number                Exhibit
--------------------------------------------------------------------------------
   3.9 Second Restated Bylaws, as amended on September 22, 1998, of the Registrant (supersedes Exhibit 3.8 to the Registrant's Form 10-Q for the quarter ended September 30, 1996).

  10.199 The Charles Schwab Corporation Deferred Compensation Plan, as amended through July 24, 1998 (supersedes Exhibit 10.162 to the Registrant's Form 10-Q for the quarter ended September 30, 1996).

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




                                                THE CHARLES SCHWAB CORPORATION
                                                         (Registrant)




Date:   November 10, 1998                           /s/ Steven L. Scheid
        -----------------                  -------------------------------------
                                                        Steven L. Scheid
                                                  Executive Vice President and
                                                     Chief Financial Officer