Form 10-K
period 1998-12-31
SCHWAB CHARLES CORP
filed 1999-03-30
CIK 316709

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1998        Commission file number 1-9700



                         THE CHARLES SCHWAB CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                   94-3025021
    (State or other jurisdiction         (I.R.S. Employer Identification Number)
of incorporation or organization)

                   120 Kearny Street, San Francisco, CA 94104
                 (Address of principal executive offices and zip code) Registrant's telephone number, including area code: (415) 627-7000


               Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------

Common Stock - $.01 par value           New York Stock Exchange
                                        Pacific Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 18, 1999, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $29,311,165,334. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant, and certain investment companies managed by Charles Schwab Investment Management, Inc. were deemed to be shares of Common Stock held by affiliates.

The number of shares of Common Stock outstanding as of March 18, 1999 was 406,353,252* shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I and II of this Form 10-K incorporate certain information contained in the registrant's 1998 Annual Report to Stockholders by reference to portions of that document. Part III of this Form 10-K incorporates certain information contained in the registrant's definitive proxy statement for its annual meeting of stockholders to be held May 17, 1999 by reference to portions of that document.

* Reflects the December 1998 three-for-two common stock split.

                         THE CHARLES SCHWAB CORPORATION



                           Annual Report On Form 10-K

                     For Fiscal Year Ended December 31, 1998



                                TABLE OF CONTENTS



Part I
Item 1.    Business   ---------------------------------------------------------------------------------------------      1
Item 2.    Properties   -------------------------------------------------------------------------------------------      9
Item 3.    Legal Proceedings   ------------------------------------------------------------------------------------     10
Item 4.    Submission of Matters to a Vote of Security Holders   --------------------------------------------------     10

Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters   --------------------------------     10
Item 6.    Selected Financial Data   ------------------------------------------------------------------------------     10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations   ----------------     10
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk   -------------------------------------------     11
Item 8.    Financial Statements and Supplementary Data   ----------------------------------------------------------     11
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   -----------------     11

Part III

Item 10.   Directors and Executive Officers of the Registrant   ---------------------------------------------------     11
Item 11.   Executive Compensation   -------------------------------------------------------------------------------     13
Item 12.   Security Ownership of Certain Beneficial Owners and Management   ---------------------------------------     13
Item 13.   Certain Relationships and Related Transactions   -------------------------------------------------------     13

Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K   --------------------------------------     13
                 Exhibit Index   ----------------------------------------------------------------------------------     15
                 Signatures   -------------------------------------------------------------------------------------     21
                 Index to Financial Statement Schedules   ---------------------------------------------------------    F-1








FORWARD-LOOKING STATEMENTS - In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that reflect management's beliefs, objectives and expectations as of the date hereof. These statements relate to, among other things, the Company's strategy, information systems, the Year 2000 project, competition, average commission per revenue trade and average revenue per share traded. Achievement of the expressed beliefs, objectives and expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from those beliefs, objectives and expectations.

                         THE CHARLES SCHWAB CORPORATION



                                     PART I


Item 1.       Business

     (a) General Development of Business. The Charles Schwab Corporation (CSC) was incorporated in 1986 and engages, through its subsidiaries, in securities brokerage and related financial services. In this report, the "Company" refers to CSC and its subsidiaries. CSC's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer. Schwab was incorporated in 1971, and entered the discount brokerage business in 1974. Mayer & Schweitzer, Inc. (M&S), a subsidiary acquired in 1991, is a market maker in Nasdaq and other securities that provides trade execution services primarily to broker-dealers and institutional customers.
     Other subsidiaries of CSC include Charles Schwab Investment Management, Inc. (CSIM), The Charles Schwab Trust Company (CSTC) and Charles Schwab Europe
(CSE). CSIM, incorporated in 1989, acts as the investment advisor for Schwab's proprietary mutual funds. The Company refers to certain funds for which CSIM is the investment advisor as the SchwabFunds(R). CSTC, incorporated in 1992, serves as trustee for employee benefit plans, primarily 401(k) plans. CSE, acquired in 1995 to expand the Company's international operations, is a retail securities brokerage firm located in the United Kingdom. In December 1998, the Company entered into agreements to purchase Canadian-based Priority Brokerage Inc. and Porthmeor Securities Inc. The acquisitions were completed in early 1999 and the two companies were combined to create Charles Schwab Canada, Co., a subsidiary of CSC. The cost of these Canadian acquisitions was not material to the Company's financial position.
     New developments in the Company's business during 1998 include the integration of its online and traditional brokerage services and reduction of the price of online trades for most of its customers. This resulted in an increase in the proportion of trades placed through the Company's online channels and a decline in its average commission per revenue trade. However, an increase in trading activity more than offset the effect of the lower average commission per revenue trade. In 1998, the Company continued to expand its products and services. During 1998, Schwab announced alliances with Intuit, Inc. and Excite, Inc. to provide investors with investment education, research and analysis tools. Additionally, Schwab began to offer equity research reports from Credit Suisse First Boston Corporation (CSFB) and Hambrecht & Quist L.L.C., and expanded its offerings to certain customers to include debt underwritings lead-managed by CSFB.
     The Company is also enhancing the ways it helps investors develop, evaluate and access their investment choices. In 1998, Schwab introduced a number of new Internet-based investment services, including: The Analyst Center(TM), which connects customers to proprietary and third-party investment research, guidance and decision-making tools; the Positions Monitor(TM), which tracks customers' mutual fund and equity holdings' historical performance; the Mutual Fund Performance Profile(TM), which allows customers to analyze the performance of their entire mutual fund portfolio; and the Stock Screener(TM), which allows customers to search over 9,000 equities on the Web. Schwab also introduced two new services to provide investors with greater access and flexibility in managing their finances: Schwab MoneyLink(R), which allows customers to transfer funds electronically between Schwab and other financial institutions via the Internet, automated telephone system or Schwab representatives; and Schwab BillPay(TM), which allows customers to use the Internet to initiate payments electronically. In addition, Schwab introduced a Web site that enables investors to review their accounts and trade securities in Chinese, and CSE launched a Web site in the United Kingdom to offer online trading in stocks listed on the London Stock Exchange.
     During 1998, the Company's Board of Directors declared a three-for-two common stock split, distributed December 1998, effected in the form of a 50% stock dividend. Share and per share information throughout this report have been restated. The Board increased the quarterly cash dividend 5% to $.0280 per share in 1998.

     (b) Financial Information About Segments. The Company provides financial services to individuals, institutional customers and broker-dealers through three segments -- Individual Investor, Institutional Investor and Capital Markets. The Individual Investor segment includes the Company's domestic and international retail operations. The Institutional Investor segment provides custodial, trading and support services to independent investment managers, and serves company 401(k) plan sponsors and third-party administrators. The Capital Markets segment provides trade execution services in exchange-listed, Nasdaq and other securities primarily to broker-dealers and institutional customers. The Company's mutual fund services are considered a product and not a segment. Mutual fund service fees are included in both the Individual Investor and Institutional Investor segments. For financial information by segment and geographic area, and for revenues by major customer for the three years ended December 31, 1998, see note "14. Segment Information" in the Notes to
Consolidated Financial Statements in the Company's 1998 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.

     (c) Narrative Description of Business. The Company's strategy is to attract and retain customer assets by focusing on a number of areas within the financial services industry -- retail brokerage, mutual funds, support services for independent investment managers, 401(k) defined contribution plans and equity securities market-making. To pursue its strategy and its objective of long-term profitable growth, the Company plans to continue to leverage its competitive advantages. These advantages include a nationally recognized brand, a broad range of products and services, multi-channel delivery systems and an ongoing investment in technology.
     The Company's primary focus is serving retail investors in the U.S., either directly or through independent investment managers, who want access to a broad selection of products and services, as well as investment news and information, tailored to meet their financial needs. The Company, through Schwab, serves 5.6 million active customer accounts(a). Customer assets in these accounts totaled $491.1 billion at December 31, 1998.
     The table below shows the Company's revenues on a comparative basis for the three years ended December 31, 1998.


Sources of Revenues
(Dollar amounts in thousands)

Year Ended December 31,
--------------------------------------------------------------------------------------------------------------------------
                                                  1998                      1997                        1996
                                       -------------------------- --------------------------  ----------------------------
                                          Amount       Percent       Amount       Percent        Amount       Percent
                                       -------------------------- --------------------------  ----------------------------
Revenues
Commissions
     Exchange-listed securities           $  485,343         18%     $  527,321         23%      $  423,232         23%
     Nasdaq                                  604,712         22%        465,137         20%         393,882         21%
     Options                                 122,409          5%        103,372          5%          66,210          4%
     Mutual funds                             96,919          3%         78,193          3%          70,805          4%
--------------------------------------------------------------------------------------------------------------------------
Commissions                                1,309,383         48%      1,174,023         51%         954,129         52%
--------------------------------------------------------------------------------------------------------------------------

Mutual fund service fees                     559,241         20%        427,673         19%         311,067         17%

Interest revenue
     Margin loans to customers               670,965         24%        489,197         21%         339,433         18%
     Investments, customer-related           400,453         15%        376,243         16%         312,841         17%
     Other                                    56,080          2%         34,595          2%          28,586          2%
Interest expense                            (651,881)       (24%)      (546,483)       (24%)       (425,872)       (23%)
--------------------------------------------------------------------------------------------------------------------------
Interest revenue, net of
     interest expense                        475,617         17%        353,552         15%         254,988         14%
--------------------------------------------------------------------------------------------------------------------------
Principal transactions                       286,754         10%        257,985         11%         256,902         14%

Other                                        105,226          5%         85,517          4%          73,836          3%
--------------------------------------------------------------------------------------------------------------------------
Total                                     $2,736,221        100%     $2,298,750        100%      $1,850,922        100%
==========================================================================================================================

This table should be read in connection with the Company's consolidated financial statements and notes in the Company's 1998 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report. Certain prior years' revenues and expenses have been reclassified to conform to the 1998 presentation.

--------------------------------------------------------------------------------
(a) Effective in 1998, active accounts are defined as accounts with balances or activity within the preceding eight months instead of twelve months as previously defined. This change in definition had the effect of decreasing the number of active accounts in 1998 by approximately 200,000.
--------------------------------------------------------------------------------

                       Advertising and Marketing Programs

     The Company's nationwide advertising and marketing programs are designed to strengthen the Schwab brand, as well as distinguish its products and services. The Company's advertising and market development expense was $155 million in 1998, compared to $130 million in 1997 and $84 million in 1996. Expenditures for these programs helped Schwab attract $80.8 billion in net new customer assets in 1998, compared to $68.9 billion in 1997 and $54.2 billion in 1996. New accounts opened totaled 1,380,000 in 1998, compared to 1,164,000 in 1997 and 985,000 in
1996. Customer assets from new accounts represented approximately 50% of net new customer assets in each of the three years ended December 31, 1998.
     The Company primarily uses a combination of network, cable and local television, national and local radio, print media, and athletic event sponsorship in its advertising to investors. Schwab also engages extensively in targeted direct mail advertising through monthly statement "inserts" and special mailings.
     In its advertising, as well as in promotional events such as press appearances, Schwab has promoted the name and likeness of its Chairman, Mr. Schwab. The Company has an agreement with Mr. Schwab by which he, subject to certain limitations, has assigned to the Company and Schwab all service mark, trademark, and trade name rights in his name (and variations thereon) and likeness.


                              Products and Services

     The  Company  offers  a  broad  range  of  products  and  services  to meet
customers'  varying   investment  and  financial  needs,   including  access  to
investment news and information.

     Services for Retail Investors. Retail investors, through the Individual Investor segment or indirectly through the Institutional Investor segment, have access to the accounts, financing and mutual funds described below.

     Accounts and Features. The Company offers the purchase and sale of securities which include exchange-listed, Nasdaq and other equity securities, options, mutual funds, unit investment trusts, variable annuities and fixed income investments, including U.S. Treasuries, zero-coupon bonds, exchange-listed and over-the-counter corporate bonds, municipal bonds, Government National Mortgage Association securities and certificates of deposit. The Company also offers certain of its customers initial and secondary public stock offerings, debt underwritings, and access to futures and commodities trading. In addition, customers have access to equity research reports through the Company's Web site. Customers approved for margin transactions may borrow a portion of the price of certain securities purchased through Schwab, or may sell securities short. Customers must have specific approval to trade options; as of December 31, 1998, 273,000 accounts had such approval. To write uncovered options, customers must go through an additional approval process and must maintain a significantly higher level of equity in their brokerage accounts.
     Because Schwab does not pay interest on cash balances in basic brokerage accounts, it provides customers with an option to have cash balances in their accounts automatically swept, on a weekly basis, into certain taxable or state-specific municipal tax-exempt SchwabFunds(R) money market funds.
     A customer may receive additional services by qualifying for and opening a Schwab One(R) brokerage account. A customer may access available funds in his or her Schwab One account either with a personal check or a VISA(R) debit card, in addition to the Schwab MoneyLink(R) and Schwab BillPay(TM) services offered with all brokerage accounts. When a Schwab One customer is approved for margin trading, the checks and debit card also provide access to margin cash available. For cash balances awaiting investment, Schwab pays interest to Schwab One customers. Alternatively, qualifying Schwab One customers seeking tax-exempt income may elect to have cash balances swept daily into state-specific municipal tax-exempt SchwabFunds money market funds.
     Schwab acts as custodian, as well as broker, for Individual Retirement Accounts (IRAs). In Schwab IRAs, cash balances are swept daily into one of three SchwabFunds money market funds. During 1998, active IRAs increased over 30% to 2,100,000 accounts and customer assets in all IRAs increased over 30% to $116.4 billion. Schwab also acts as custodian and broker for Keogh accounts.

     Customer Financing. Customers' securities transactions are conducted on either a cash or margin basis. Generally, a customer buying securities in a cash-only brokerage account is required to make payment by settlement date, usually three business days after the trade is executed. However, for purchases of certain types of securities, such as certain mutual fund shares, a customer must have a cash or money market fund balance in his or her account sufficient to pay for the trade prior to execution. When selling securities, a customer is required to deliver the securities, and is entitled to receive the proceeds, on settlement date. In an account authorized for margin trading, Schwab may lend its customer a portion of the market value of certain securities up to the limit imposed by the Federal Reserve Board, which for most equity securities is initially 50%. Such loans are collateralized by the securities in the customer's account. Short sales of securities represent sales of borrowed securities and create an obligation to purchase the securities at a later date. Customers may sell securities short in a margin account subject to minimum equity and applicable margin requirements and the availability of such securities to be borrowed and delivered.
     Interest on margin loans to customers provides an important source of revenue to Schwab. During 1998, Schwab's outstanding margin loans to customers averaged $8.8 billion.
     In permitting a customer to engage in transactions, Schwab faces credit risk if the customer fails to meet his or her obligations in the event of adverse changes in the market value of the securities positions in his or her account. Under applicable rules and regulations for margin transactions, Schwab, in the event of such an adverse change, requires the customer to deposit additional securities or cash, so that the amount of the customer's obligation is not greater than specified percentages of the cash and market values of the securities in the account. As a matter of policy, Schwab generally requires its customers to maintain higher percentages of collateral values than the minimum percentages required under these regulations.
     Schwab may use cash balances in customer accounts to extend margin credit to other customers. Pursuant to the requirements of Rule 15c3-3 under the Securities Exchange Act of 1934, the portion of such cash balances not used to extend margin credit (increased or decreased by certain other customer-related balances) must be held in segregated investment accounts. The balances in these segregated investment accounts must be invested in qualified interest-bearing securities. To the extent customer cash balances are available for use by Schwab at interest costs lower than Schwab's costs of borrowing from alternative sources, Schwab's cost of funds is reduced and its net income is enhanced. Such interest savings contribute substantially to Schwab's profitability and, if a significant reduction of customer cash balances were to occur, Schwab's borrowings from other sources may have to increase and such profitability would decline. To the extent Schwab's customers elect to have cash balances in their brokerage accounts swept into certain SchwabFunds(R) money market funds, the cash balances available to Schwab for investments or for financing margin loans are reduced. However, Schwab receives mutual fund service fees from such funds based upon average daily invested balances.
     See also "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Risk Management" in the Company's 1998 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report, and "Regulation" below.

     Mutual Funds. Schwab's Mutual Fund Marketplace(R) provides customers with the ability to invest in over 1,600 third-party mutual funds from 261 fund families. Within the Mutual Fund Marketplace, Schwab's Mutual Fund OneSource(R) service enables customers to trade 1,024 mutual funds from 179 fund families without incurring transaction fees.
     Schwab's Mutual Fund OneSource service allows investors to access multiple mutual fund companies, avoid brokerage transaction fees, and achieve investment diversity among fund families. In addition, investors' record keeping and investment monitoring are simplified through one consolidated statement. Fees received by Schwab for providing services, including record keeping and shareholder services, from the Mutual Fund OneSource program are based upon the daily balances of customer assets invested in the participating funds through Schwab and are paid by the funds and/or fund sponsors. Customer assets held by Schwab that have been purchased through the Mutual Fund OneSource service totaled $69.9 billion at the end of 1998.
     Customer assets invested in Schwab's Mutual Fund Marketplace, excluding the Mutual Fund OneSource service, totaled $59.2 billion at the end of 1998. Schwab charges a transaction fee on trades placed in the funds included in the Mutual Fund Marketplace (except on trades through the Mutual Fund OneSource service). These fees are recorded as commission revenues. Commissions from customer transactions in mutual fund shares comprised approximately 7% of total commission revenues during the last three years.
     In addition to the third-party funds available through the Mutual Fund Marketplace, Schwab offers a family of proprietary funds, referred to as the SchwabFunds. SchwabFunds include money market funds, equity index funds, bond funds, asset allocation funds, and funds that primarily invest in stock, bond and money market funds. Qualifying Schwab customers may elect to have cash balances in their brokerage accounts automatically invested in certain SchwabFunds money market funds. Customer assets invested in the SchwabFunds were $81.5 billion at the end of 1998. Fees received by the Company from the SchwabFunds, for providing transfer agent services, shareholder services, administration and investment management, are based upon the daily balances of customer assets invested in these funds.

     Services  for  Independent   Investment  Managers.   The  Company  provides
custodial, trading and support services to independent investment managers through the Institutional Investor segment. To attract the business of accounts managed by these managers, Schwab has a dedicated business unit which includes experienced registered representatives assigned to individual managers. Independent investment managers participating in this program who custody customer accounts at Schwab may use SchwabLink(R) and the SchwabLink Web(TM) site. SchwabLink is a computer-based information network which enables investment managers to access information about their customers' accounts directly from Schwab's computer systems and to enter their customers' trades online. The SchwabLink Web site enables investment managers to use the Internet to communicate directly with Schwab service teams, as well as receive news and information. In 1998, Schwab introduced the Managed Account Connection(TM), which enables investment managers to provide their clients with personalized equity portfolio management by a variety of institutional asset managers. During 1998, Schwab customer assets held in accounts managed by approximately 5,400 active independent investment managers increased $40.6 billion, or 38%, to a total of $146.4 billion. Independent investment managers generated approximately 12% of total commission revenues during the last three years.

     Retirement Plan Services. The Company provides 401(k) record keeping and other retirement plan services through the Institutional Investor segment. Schwab serves company 401(k) plans directly through a dedicated sales force, as well as indirectly through alliances with national and regional third-party administrators. In the direct channel, SchwabPlan(R) is the Company's comprehensive 401(k) retirement plan, which offers plan sponsors a wide array of investment options, participant education and servicing, trustee services, and participant-level record keeping. During 1998, Schwab continued to develop its retirement plan services business, with customer assets in corporate retirement plans growing $6.4 billion, or 47%, to $20.1 billion.

     Market-Making Activities. Market-making activities in exchange-listed, Nasdaq and other securities are conducted through the Capital Markets segment. M&S provides trade execution services in Nasdaq and other securities primarily to broker-dealers, including Schwab, and institutional customers. As a market maker in Nasdaq and other securities, M&S generally executes customer trades as principal. While substantially all Nasdaq security trades originated by the customers of Schwab are directed to M&S, the majority of M&S' trading volume comes from parties other than Schwab.
     Schwab has specialist operations on the Pacific Exchange and the Boston Stock Exchange to make markets in exchange-listed securities. The majority of trades originated by the customers of Schwab in exchange-listed securities for which Schwab makes a market are directed to these operations. At December 31, 1998, Schwab had eleven specialists on the Pacific Exchange and three specialists on the Boston Stock Exchange that collectively made markets in 800 and 100 securities, respectively.
     In the normal course of their market making in exchange-listed, Nasdaq and other securities, Schwab and M&S maintain inventories in such securities on both a long and short basis. While long inventory positions represent Schwab's and M&S' ownership of securities, short inventory positions represent obligations of Schwab and M&S to deliver specified securities at a contracted price, which may differ from market prices prevailing at the time of completion of the transaction. Accordingly, long or short inventory positions may result in gains or losses as market values of such securities fluctuate.
     See also "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Risk Management" in the Company's 1998 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report, and "Regulation" below.


                         Multi-Channel Delivery Systems

     The Company's multi-channel delivery systems allow customers to choose how they prefer to do business with the Company. In addition to its branch office network, the Company maintains four regional customer telephone service centers, two online customer support centers as well as automated telephonic and online channels, primarily serving retail investors through the Individual Investor and Institutional Investor segments.

     Branch Office Network. At December 31, 1998, Schwab operated 291 domestic branch offices in 47 states, as well as branches in the Commonwealth of Puerto Rico, the United Kingdom and the U.S. Virgin Islands. In addition, the Company has offices in Hong Kong and the Cayman Islands. The Company's branch office network plays a key role in building its business. With the customer service support of regional customer telephone service centers and automated telephonic and online channels, branch personnel are focusing a significant portion of their time on business development. Customers can use branch offices to open accounts, deliver and receive checks and securities, obtain market information, place orders, and obtain related customer services in person, yet most of these activities are conducted by telephone and mail. Branch offices also provide investors with access to the Internet.
     The Company is enhancing the ways in which it may help investors by using the branch office network to assist investors in developing asset allocation strategies and evaluating their investment choices. Branch representatives also refer investors who desire additional guidance to independent investment managers through the Schwab AdvisorSource(TM) service.

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

     Automated  Telephonic  and Online  Channels.  Customers  are able to obtain financial information and execute trades on an automated basis through the Company's automated telephonic and online channels. These channels are designed to provide added convenience for customers and minimize Schwab's costs of responding to and processing routine customer transactions. To assist customers in using online channels, the Company maintains two online customer support centers that operate both during and after normal market hours.
     Automated telephonic channels include TeleBroker(R) -- Schwab's touch-tone telephone quote and trading service, and VoiceBroker(TM) -- Schwab's voice recognition quote and trading service. Schwab's automated telephonic channels handled over 70% of total customer calls received in 1998. Online channels include the Charles Schwab Web Site(TM) -- an information and trading service on the Internet for individual investors, and PC-based services such as SchwabLink(R) for independent investment managers. The Company's online channels handled 54% of total trades in 1998.


                               Information Systems

     Schwab's operations rely heavily on its information processing and communications systems. Schwab's system for processing a securities transaction is highly automated. Registered representatives equipped with online computer terminals can access customer account information, obtain securities prices and related information, and enter orders online.
     To support its multi-channel delivery systems, as well as other applications such as clearing functions, account administration, record keeping and direct customer access to investment information, Schwab maintains a sophisticated computer network connecting all of the branch offices and regional customer telephone service centers. Schwab's computers are also linked to the major registered U.S. securities exchanges, M&S, the National Securities Clearing Corporation and The Depository Trust Company.
     Failure of Schwab's information processing or communications systems for a significant period of time could limit Schwab's ability to process its large volume of transactions accurately and rapidly. This could cause Schwab to be unable to satisfy its obligations to customers and other securities firms, and could result in regulatory violations.
     External events, such as an earthquake or power failure, loss of external information feeds such as security price information, as well as internal malfunctions such as those that could occur during the implementation of system modifications, could render part or all of such systems inoperative.
     To enhance the reliability of the system and integrity of data, Schwab maintains backup and recovery functions. These include logging of all critical files intraday, duplication and storage of all critical data outside of its central computer site every twenty-four hours, and maintenance of facilities for backup and communications. They also include the maintenance and periodic testing of a disaster recovery plan that management believes would permit Schwab to recommence essential computer operations if its central computer site were to become inaccessible. To reduce the exposure to system failures caused by external factors, including earthquakes, the Company's two primary data centers are located in Phoenix. In 1998, the Company built the second data center in Phoenix intended, in part, to further improve the recovery of business processing in the event of an emergency.

     Year 2000. Many existing computer programs use only two digits to identify a specific year and therefore may not accurately recognize the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. Due to the Company's dependence on computer technology to operate its business, and the dependence of the financial services industry on computer technology, the nature and impact of Year 2000 processing failures on the Company's business, financial position, results of operations or cash flows could be material. The Company is currently modifying its computer systems in order to enable its systems to process data and transactions incorporating year 2000 dates without material errors or interruptions. Because systems critical to the Company's functioning other than its computer systems may be affected by the century change, the Company's Year 2000 compliance efforts also encompass facilities and equipment which rely on date-dependent technology, such as building equipment that contains embedded technology. For a discussion on the Company's state of readiness, project costs and risks, and contingency plans regarding the Year 2000 issue, see "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Year 2000" in the Company's 1998 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


                        Clearing and Account Maintenance

     Schwab performs clearing services for all securities transactions in customer accounts. Schwab clears the vast majority of customer transactions through the facilities of the National Securities Clearing Corporation or the Options Clearing Corporation. Certain other transactions, such as mutual fund transactions and transactions in securities not eligible for settlement through a clearing corporation, are settled directly with the mutual funds or other financial institutions. Schwab is obligated to settle transactions with clearing corporations, mutual funds and other financial institutions even if Schwab's customer fails to meet his or her obligations to Schwab. In addition, for transactions that do not settle through a clearing corporation, Schwab takes the risk of the other party's failure to settle the trade. See note "13. Financial Instruments with Off-Balance-Sheet and Credit Risk" in the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.


                                    Employees

     As of December 31, 1998, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of 13,300 full-time employees.


                                 Risk Management

     The Company's business and activities expose it to different types of risks. Proper identification, assessment and management of these risks are essential to the success and financial soundness of the Company. For a discussion on the Company's principal risks and some of the policies and procedures for risk identification, assessment and mitigation, see "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Risk Management" in the Company's 1998 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report, and "Information Systems," "Competition" and "Regulation" in this report.


                                   Competition

     The Company faces significant competition from companies seeking to attract customer financial assets, including full-commission brokerage firms, discount brokerage firms, online brokerage firms, mutual fund companies and banks. Certain of these competitors have significantly greater financial resources than the Company, particularly given the consolidation trend within the financial services industry. In addition, the recent expansion and customer acceptance of conducting financial transactions online has attracted competition from providers of online services and software development companies. The Company experienced declines in its average commission per revenue trade in 1998 mainly due to the Company's integration of its online and traditional brokerage services and reduction of the price of online trades for most of its customers, resulting in an increase in the proportion of trades placed through its online channels. As the Company focuses on further enhancements to its electronic service offering and online trades increase, average commission per revenue trade is expected to continue to decline.
     Many brokerage firms employ substantial funds in advertising and direct solicitation of customers to increase their market share of commission dollars and other securities-related income. Most discount brokerage firms and online brokerage firms charge commissions lower than Schwab. Full-commission brokerage firms also offer discounted commissions to selected retail brokerage customers. In addition, some full-commission brokerage firms have begun to offer discounted or free online trades, usually as part of a fee-based account. Such competition may negatively impact the Company's customer asset growth, revenue growth and profit margin.
     While certain competitors, especially brokerage firms focused on trading via online channels, are expected to continue price-based competition, management believes that providing superior service and value are crucial to appealing to a broad set of investors. Management believes that the Company primarily competes on the basis of its ability to combine people and technology in ways that provide investors with the access, information, guidance and advice they expect, as well as superior service, all at a significantly lower cost than traditional providers of financial services. As a result, the Company expects to increasingly compete with full-commission brokerage firms, banks and other traditional providers of financial products and services.


                                   Regulation

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Securities and Exchange Commission (SEC) is the federal agency charged with administration of the federal securities laws. Schwab and M&S are registered as broker-dealers with the SEC. Schwab and CSIM are registered as investment advisors with the SEC. Additionally, Schwab is regulated by the Commodities Futures Trading Commission
(CFTC)  with  respect  to  its  introduced   futures  and  commodities   trading
activities.
     Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the National Association of Securities Dealers, Inc. (NASD) and the national securities exchanges such as the New York Stock Exchange (NYSE), which has been designated by the SEC as Schwab's primary regulator with respect to its securities activities. The NASD has been designated by the SEC as M&S' primary regulator with respect to its securities activities. The NYSE has been designated as Schwab's primary regulator with respect to its options trading activities for 1998 and 1999. The National Futures Association (NFA) has been designated by the CFTC as Schwab's primary regulator with respect to its introduced futures and commodities trading activities. These self-regulatory organizations adopt rules (subject to approval by the SEC or CFTC) governing the industry and conduct periodic examinations of broker-dealers. Securities firms are also subject to regulation by state securities authorities in the states in which they do business. In addition to its membership in the NYSE, Schwab is also a member of most other major U.S. securities exchanges and is consequently subject to their rules and regulations. Schwab was registered as a broker-dealer in fifty states, the District of
Columbia and Puerto Rico as of December 31, 1998. M&S was registered as a broker-dealer in thirty-two states and the District of Columbia as of December 31, 1998.
     The principal purpose of regulations and discipline of broker-dealers and investment advisors is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers and investment advisors. The regulations to which broker-dealers and investment advisors are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, uses and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping and reporting, fee arrangements, disclosure to clients, and the conduct of directors, officers and employees. As registered investment advisors, Schwab and CSIM are subject to the requirements of the Investment Advisers Act of 1940 and the regulations thereunder, which impose, among other things, various record keeping, reporting, and disclosure requirements and impose limitations on fees and principal transactions between an advisor and its clients. The state securities law requirements applicable to registered investment advisors are in certain cases more comprehensive than those imposed under the federal securities laws.
     Additional legislation, changes in rules promulgated by the SEC, other federal and state regulatory authorities and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers and investment advisors. The profitability of broker-dealers and investment advisors could also be affected by rules and regulations which impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce. The SEC, CFTC, self-regulatory organizations and state securities authorities may conduct civil or administrative proceedings which can result in censure, fine, cease and desist orders, or suspension or expulsion of a broker-dealer or an investment advisor, its officers, or employees. Schwab and M&S have been the subject of such administrative proceedings.
     Certain SEC rules and rule amendments, known as the Order Handling Rules, have significantly altered the manner in which orders for both Nasdaq and exchange-listed securities are handled. These rules were implemented in phases between January 20, 1997 and October 13, 1997. Additionally, in June 1997, most major U.S. securities markets, including Nasdaq and the NYSE, began quoting and trading most securities in increments of one-sixteenth dollar per share instead of one-eighth dollar per share. Mainly as a result of these regulatory changes and changes in industry practices, M&S' average revenue per share traded declined during 1998 as compared to 1997. The major U.S. securities markets have announced that at an unspecified date after the beginning of 2000, they intend to begin quoting and trading securities in decimal increments. This change is likely to cause further decreases in average revenue per share traded. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Revenues -- Principal Transactions" in the Company's 1998 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No.
13.1 of this report.
     As registered broker-dealers and NASD member organizations, Schwab and M&S are required by federal law to belong to the Securities Investor Protection Corporation (SIPC), which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts held by the firm of up to $500,000 per customer, subject to a limitation of $100,000 for claims  of cash  balances.  SIPC is funded  through  assessments  on  registered broker-dealers. In addition, Schwab purchased from a private surety company additional account protection of up to $99.5 million per customer, as defined, for customer securities in each account, of which $500,000 is available for claims of cash balances. Stocks, bonds, mutual funds and money market funds are considered securities for the purposes of SIPC protection and the additional protection (i.e., protected securities may either be replaced or converted into an equivalent market value as of the date a SIPC trustee is appointed). Neither SIPC protection nor the additional protection applies to fluctuations in the market value of securities.
     Schwab is authorized by the Municipal Securities Rulemaking Board to conduct transactions in municipal securities on behalf of its customers and has obtained certain additional registrations with the SEC and state regulatory agencies necessary to permit it to engage in certain other activities incidental to its brokerage business.
     Margin lending by Schwab and M&S is subject to the margin rules of the Board of Governors of the Federal Reserve System and the NYSE. Under such rules, broker-dealers are limited in the amount they may lend in connection with certain purchases and short sales of securities and are also required to impose certain maintenance requirements on the amount of securities and cash held in margin accounts. In addition, those rules and rules of the Chicago Board Options Exchange govern the amount of margin customers must provide and maintain in writing uncovered options.
     As a California state-chartered trust company, CSTC is primarily regulated by the State of California Department of Financial Institutions. Since it provides employee benefit plan trust services, CSTC is also required to comply with the Employee Retirement Income Security Act of 1974 (ERISA) and, consequently, is subject to oversight by both the Internal Revenue Service and Department of Labor. CSTC is required under ERISA to maintain a fidelity bond for the protection of employee benefit trusts for which it serves as trustee.
     The Company's business is also subject to regulation by various non-U.S. governments, securities exchanges and regulatory bodies, particularly in those countries where it has acquired subsidiaries. Such regulation may directly affect the method of operation and profitability of the Company's foreign operations.
     Charles Schwab Limited, a subsidiary of Schwab, is registered as an arranger with the Securities and Futures Authority (SFA) in the United Kingdom, and engages in business development activities on behalf of Schwab.
     Charles Schwab Europe is registered as a broker-dealer with the SFA in the United Kingdom.
     Charles Schwab, Hong Kong, Ltd., a subsidiary of CSC, is registered as a securities dealer and commodity trading advisor under the Securities and Futures Commission in Hong Kong.


                            Net Capital Requirements

     As registered broker-dealers, Schwab and M&S are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934 (the Net Capital Rule), which has also been adopted through incorporation by reference in NYSE Rule 325. The CFTC and NFA also impose net capital requirements. Schwab is a member firm of the NYSE, the NASD and the NFA, and M&S is a member firm of the NASD. The Net Capital Rule specifies minimum net capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE and the NASD, certain punitive actions by the SEC and other regulatory bodies, and ultimately may require a firm's liquidation. Because CSC itself is not a registered broker-dealer, it is not subject to the Net Capital Rule. However, if Schwab failed to maintain specified levels of net capital, such failure would constitute a default by CSC under certain debt covenants.
     "Net capital" is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings, less certain deductions that result from excluding assets that are not readily convertible into cash and from conservatively valuing certain other assets. These deductions include charges that discount the value of firm security positions to reflect the possibility of adverse changes in market value prior to disposition.
     The Net Capital Rule requires notice of equity capital withdrawals to be provided to the SEC prior to and subsequent to withdrawals exceeding certain sizes. Such rule prohibits withdrawals that would reduce a broker-dealer's net capital to an amount less than 25% of its deductions required by the Net Capital Rule as to its security positions. The Net Capital Rule also allows the SEC, under limited circumstances, to restrict a broker-dealer from withdrawing equity capital for up to twenty business days.
     Schwab and M&S have elected the alternative method of calculation under paragraph (a)(1)(ii) of the Net Capital Rule, which requires a broker-dealer to maintain minimum net capital equal to 2% of its "aggregate debit items,"
computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers (Rule 15c3-3 under the Securities Exchange Act of 1934). "Aggregate debit items" are assets that have as their source transactions with customers, primarily margin loans. Under the alternative method of the Net Capital Rule, a broker-dealer may not (a) pay, or permit the payment or withdrawal of, any subordinated borrowings or (b) pay cash dividends or permit equity capital to be removed if, after giving effect to such payment, withdrawal, or removal, its net capital would be less than 5% of its aggregate debit items.
     Under NYSE Rule 326, Schwab is required to reduce its business if its net capital is less than 4% of aggregate debit items for more than fifteen consecutive business days; NYSE Rule 326 also prohibits the expansion of business if net capital is less than 5% of aggregate debit items for more than fifteen consecutive business days. The provisions of NYSE Rule 326 also become operative if capital withdrawals (including scheduled maturities of subordinated borrowings during the following six months) would result in a reduction of a firm's net capital to the levels indicated.
     If compliance with applicable net capital rules were to limit Schwab's or M&S' operations and their ability to repay subordinated debt to CSC, this in turn could limit CSC's ability to repay debt, pay cash dividends and purchase shares of its outstanding stock. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources -- Liquidity" in the Company's 1998 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.
     At December 31, 1998, Schwab was required to maintain minimum net capital under the Net Capital Rule of $194 million and had total net capital of $987 million. At December 31, 1998, the amounts in excess of 2%, 4% and 5% of aggregate debit items were $793 million, $600 million and $503 million, respectively.
     At December 31, 1998, M&S was required to maintain minimum net capital under the Net Capital Rule of $1 million and had total net capital of $14 million. At December 31, 1998, the amount in excess of its minimum required net capital was $13 million.


Item 2.       Properties

     The Company's corporate headquarters are located in a 28-story building at 101 Montgomery Street in San Francisco, California. The building contains 296,000 square feet and is leased by Schwab under a term expiring in the year 2010. Schwab has three successive five-year options to renew the lease at then current market rates. Schwab also has a lease for 398,000 square feet of office space located at 211 Main Street in San Francisco, California. The lease expires in 2018 and includes two ten-year extension options at then current market rates. In addition to these locations, Schwab leases space in other buildings for its San Francisco operations, including its principal executive offices at 120 Kearny Street, aggregating 960,000 additional square feet. M&S' headquarters are located in leased office space in Jersey City, New Jersey.
     All of the Company's branch offices are located in leased premises, generally with lease expiration dates five to ten years from inception. In addition, the Company has four regional customer telephone service centers. The Company owns the service centers located in Phoenix and Indianapolis, with 288,000 and 164,000 square feet, respectively. The Company also leases an additional 148,000 square feet as part of its Phoenix service center. The Company leases the service centers located in Orlando and Denver, with 213,000 and 163,000 square feet, respectively.
     The Company owns its two primary data center facilities located in Phoenix totaling 147,000 square feet.
     While the corporate headquarters and data centers support all of the Company's segments, the branch offices and service centers primarily support the Individual Investor and Institutional Investor segments and M&S' headquarters supports the Capital Markets segment.


Item 3.       Legal Proceedings

     The information required to be furnished pursuant to this item is included in note "12. Commitments and Contingent Liabilities" in the Notes to
Consolidated Financial Statements in the Company's 1998 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 4.       Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998.


                                     PART II


Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters

     The Company's common stock is listed on the NYSE and the Pacific Exchange under the ticker symbol SCH. The number of common stockholders of record as of March 18, 1999 was 7,350.
     The other information required to be furnished pursuant to this item is included in "Quarterly Financial Information (Unaudited)" in the Company's 1998 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 6.       Selected Financial Data

     The information required to be furnished pursuant to this item is included in "Selected Financial and Operating Data" in the Company's 1998 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required to be furnished pursuant to this item is included in "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1998 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.
     Average balances and interest rates for the fourth quarters of 1998 and 1997 are summarized as follows (dollars in millions):

                                                   Three Months Ended
                                                       December 31,
                                                     1998       1997
---------------------------------------------------------------------
Interest-Earning Assets (customer-related):
Margin loans to customers:
  Average balance outstanding                     $ 9,048    $ 7,702
  Average interest rate                             7.54%      7.74%
Investments:
  Average balance outstanding                     $ 8,895    $ 6,353
  Average interest rate                             4.95%      5.42%
Average yield on interest-earning assets            6.25%      6.69%
Funding Sources (customer-related and other):
Interest-bearing customer cash balances:
  Average balance outstanding                     $14,586    $11,180
  Average interest rate                             4.13%      4.63%
Other interest-bearing sources:
  Average balance outstanding                     $ 1,305    $ 1,217
  Average interest rate                             3.75%      4.43%
Average noninterest-bearing portion               $ 2,052    $ 1,658
Average interest rate on funding sources            3.63%      4.07%
Summary:
  Average yield on interest-earning assets          6.25%      6.69%
  Average interest rate on funding sources          3.63%      4.07%
---------------------------------------------------------------------
Average net interest margin                         2.62%      2.62%
=====================================================================

    The increase in interest revenue, net of interest expense, from the fourth quarter of 1997 to the fourth quarter of 1998 was primarily due to higher levels of average earning assets, partially offset by higher levels of average customer cash balances.


Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

     The information required to be furnished pursuant to this item is included in "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Risk Management -- Market Risk" in the Company's 1998 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 8.       Financial Statements and Supplementary Data

     The information required to be furnished pursuant to this item is included in the Consolidated Financial Statements and "Quarterly Financial Information (Unaudited)" in the Company's 1998 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


                                    PART III


Item 10.      Directors and Executive Officers of the Registrant

     The information relating to directors of the Company required to be furnished pursuant to this item is incorporated by reference from portions of the Company's definitive proxy statement for its annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 1998 (the Proxy Statement) under "The Board of Directors" and "Principal Stockholders."

Executive Officers of the Registrant

     The following table provides certain information about each of the Company's current executive officers. Executive officers are elected by and serve at the discretion of the Company's Board of Directors. However, Mr. Schwab has an employment agreement with the Company through March 2003, which includes an automatic renewal feature that, as of each March 31, extends the agreement for an additional year unless either party elects to not extend the agreement.

==============================================================================================================================

                                                   Executive Officers of the Registrant

                   Name                          Age                                     Title
     Charles R. Schwab                           61           Chairman, Co-Chief Executive Officer, and Director
     David S. Pottruck                           50           President, Co-Chief Executive Officer, and Director
     Karen W. Chang                              50           Enterprise President - General Investor Services
     John Philip Coghlan                         47           Enterprise President - Services for Investment Managers and
                                                                   Retirement Plan Services
     Linnet F. Deily                             53           President - Retail Group
     Lon Gorman                                  50           Enterprise President - Capital Markets and Trading
     Daniel O. Leemon                            45           Executive Vice President and Chief Strategy Officer
     Dawn Gould Lepore                           44           Executive Vice President and Chief Information Officer
     Susanne D. Lyons                            41           Enterprise President - Retail Client Services
     Gideon Sasson                               43           Enterprise President - Electronic Brokerage
     Steven L. Scheid                            45           Executive Vice President, Chief Financial Officer, and
                                                                   Enterprise President - Financial Products and Services
     Luis E. Valencia                            54           Enterprise President - International
==============================================================================================================================

     Mr. Schwab has been Co-Chief Executive Officer of the Company since January 1998, and Chairman and a director of the Company since its incorporation in 1986. Mr. Schwab was Chief Executive Officer of the Company from 1986 to 1997. Mr. Schwab was a founder of Schwab in 1971 and has been its Chairman since 1978. Mr. Schwab is currently a director of The Gap, Inc., Transamerica Corporation, Siebel Systems, Inc., AirTouch Communications, Inc. and a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust and Schwab Annuity Portfolios, all registered investment companies.

     Mr. Pottruck has been Co-Chief Executive Officer of the Company since January 1998, director of the Company since 1994, and President of the Company since 1992. Mr. Pottruck was Chief Operating Officer of the Company from 1994 to September 1998. Mr. Pottruck has been Chief Executive Officer of Schwab since 1992 and President of Schwab since 1988 (except for the period September 1997 to April 1998). Mr. Pottruck joined Schwab in 1984. Mr. Pottruck is currently a director of Intel Corporation, McKesson HBOC, Inc. and Preview Travel, Inc. In 1998, Mr. Pottruck was named to the Federal Advisory Commission on Electronic Commerce.

     Ms. Chang has been Enterprise President - General Investor Services of Schwab and Executive Vice President of the Company since 1997. Ms. Chang was Executive Vice President - Retail Branch Network of the Company and Schwab from 1996 to 1997 and Senior Vice President - Retail Branch Network of the Company and Schwab from 1994 to 1996. Prior to joining Schwab in 1994, Ms. Chang was Senior Marketing Vice President of American Express Company from 1989 to 1994.

     Mr. Coghlan has been Enterprise President - Services for Investment Managers of Schwab since May 1998, Enterprise President - Retirement Plan Services of Schwab since 1997 and Executive Vice President of the Company since 1992. Mr. Coghlan was Executive Vice President of Schwab and General Manager of Schwab Institutional from 1992 to 1997. Mr. Coghlan joined Schwab in 1986, became Vice President in 1988 and became Senior Vice President in 1990.

     Ms. Deily has been President - Retail Group of Schwab since May 1998 and Executive Vice President of the Company since 1997. Ms. Deily was Enterprise President - Services for Investment Managers of Schwab from 1997 to 1998 and Executive Vice President and General Manager - Services for Investment Managers of the Company and Schwab from 1996 to 1997. Before joining Schwab in 1996, Ms. Deily was Chairman, President and Chief Executive Officer of First Interstate Bank of Texas from 1991 to 1996.

     Mr. Gorman has been Enterprise President - Capital Markets and Trading of Schwab and Executive Vice President of the Company since 1997. Mr. Gorman was Executive Vice President - Capital Markets and Trading of the Company and Schwab from 1996 to 1997. Before joining Schwab in 1996, Mr. Gorman was a Managing Director of Credit Suisse First Boston Corporation from 1988 to 1996. Mr. Gorman was named a director of the Securities Industry Association in 1998.

     Mr. Leemon has been Executive Vice President and Chief Strategy Officer of the Company and Schwab since 1995. Before joining Schwab in 1995, Mr. Leemon held various positions with The Boston Consulting Group, Inc., a management consulting firm, from 1989 to 1995, including Vice President from 1990.

     Ms. Lepore has been Executive Vice President and Chief Information Officer of the Company and Schwab since 1993. Ms. Lepore joined Schwab in 1983. In 1998, Ms. Lepore was named a director of the Times Mirror Company.

     Ms. Lyons has been Enterprise President - Retail Client Services of Schwab and Executive Vice President of the Company since 1997. Ms. Lyons was Executive Vice President - Retail Marketing of the Company and Schwab from 1996 to 1997 and Senior Vice President - Active Trader of the Company and Schwab from 1994 to 1996. Ms. Lyons was Senior Vice President - Retail Service Delivery of the Company and Schwab from 1993 to 1994. Ms. Lyons joined Schwab in 1992.

     Mr. Sasson has been Enterprise President - Electronic Brokerage of Schwab and Executive Vice President of the Company since 1997. Mr. Sasson was Senior Vice President - Electronic Brokerage of the Company and Schwab from 1995 to 1997. Before joining Schwab in 1995, Mr. Sasson was Vice President - Information Services of International Business Machines Corporation in 1995. Mr. Sasson was Vice President, Systems Engineering of FYI Online, a joint venture of MCI Communications Corporation and Equifax, Inc., from 1992 to 1995.

     Mr. Scheid has been Executive Vice President and Chief Financial Officer of the Company and Schwab since 1996 and Enterprise President - Financial Products and Services of Schwab since May 1998. Before joining Schwab in 1996, Mr. Scheid was Executive Vice President of Finance of First Interstate Bancorp from 1994 to 1996 and was Principal Financial Officer from 1995 to 1996. From 1990 to 1994, Mr. Scheid was Chief Financial Officer of First Interstate Bank of Texas.

     Mr. Valencia has been Enterprise President - International of Schwab since May 1998 and Executive Vice President of the Company and Schwab since 1996. Mr. Valencia served as Chief Administrative Officer of the Company and Schwab from 1996 to December 1998. From 1994 to 1996, Mr. Valencia was Executive Vice President - Human Resources of the Company and Schwab. Before joining Schwab in 1994, Mr. Valencia served as a Managing Director of Commercial Credit Company, a subsidiary of Travelers Group Inc. engaged in consumer finance for Travelers Group Inc., from 1993 to 1994.

Item 11.      Executive Compensation

     The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under "Director Compensation," "Summary Compensation Table," "Option Grants," "Options Exercised," "Compensation Committee Report," "Certain Transactions," and "Appendix A -- Employment and Severance Agreements."


Item 12.      Security Ownership of Certain Beneficial Owners and Management

     The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under "Principal Stockholders."


Item 13.      Certain Relationships and Related Transactions

     The information required to be furnished pursuant to this item is incorporated by reference from a portion of the Proxy Statement under "Certain Transactions."


                                     PART IV


Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Documents filed as part of this Report

     1. Financial Statements

     The financial statements and independent auditors' report are included in the Company's 1998 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report and are listed below:

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

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1998.

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

   3.9 Second Restated Bylaws, as amended on September 22, 1998, of the Registrant (supersedes Exhibit 3.8) filed as Exhibit 3.9 to the Registrant's Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

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

   10.23  License Agreement dated as of February 21, 1979 between Beta  Systems,
          Inc. and Charles Schwab & Co., Inc.                                  *

   10.25  333 Bush Street  Office  Lease  dated July 29,  1987  between 333 Bush
          Street Associates and Charles Schwab & Co., Inc.                     *

   10.34 Form of Indemnification Agreement entered into between Registrant and certain members of the Board of Directors of Registrant, filed as Exhibit 10.34 to the Registrant's Form 10-K for the year ended December 31, 1993.

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

   10.87 Trust Agreement under the Charles Schwab Profit Sharing and Employee Stock Ownership Plan, effective November 1, 1990, dated October 25, 1990, filed as Exhibit 10.87 to the Registrant's Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by
          reference.                                                           +

   10.101 First Amendment to the Trust Agreement under the Charles Schwab Profit Sharing and Employee Stock Ownership Plan, effective January 1, 1992, dated December 20, 1991, filed as Exhibit 10.101 to the Registrant's Form 10-K for the year ended December 31, 1996 and incorporated herein
          by reference.                                                        +

   10.116 Second Amendment to the Trust Agreement for the Charles Schwab Profit Sharing and Employee Stock Ownership Plan effective July 1, 1992, dated June 30, 1992, filed as Exhibit 10.116 to the Registrant's Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by
          reference.                                                           +

   10.120 ESOP Loan Agreement, effective as of January 19, 1993, between Registrant and The Charles Schwab Profit Sharing and Employee Stock Ownership Plan and Trust, filed as Exhibit 10.120 to the Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein
          by reference.                                                        +

   10.138 Form   of   Nonstatutory   Stock   Option Agreement  for  Non-Employee
          Directors, filed as Exhibit 4.4 to the Registrant's Registration Statement No. 33-47842 on Form S-8 and incorporated herein by
          reference.                                                           +

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

   10.186 The Charles Schwab Corporation 1987 Stock Option Plan, as amended October 22, 1997, with form of Non-Qualified Stock Option Agreement (General Management Plan) attached (supersedes Exhibit 10.160) filed as Exhibit 10.186 to the Registrant's Form 10-K for the year ended
          December 31, 1997 and incorporated herein by reference.              +

   10.187 The Charles Schwab Corporation 1992 Stock Incentive Plan (Restated to include Amendments through October 22, 1997) (supersedes Exhibit 10.170) filed as Exhibit 10.187 to the Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference. +

   10.188 The Charles  Schwab  Corporation  Executive  Officer Stock Option Plan
          (1987), as amended October 22, 1997, with form of Non-Qualified Stock Option Agreement (Executive Officer Stock Option Plan (1987)) attached, (supersedes Exhibit 10.159) filed as Exhibit 10.188 to the Registrant's Form 10-K for the year ended December 31, 1997 and
          incorporated herein by reference.                                    +

   10.189 Annual Executive Individual Performance Plan as amended January 1, 1998 filed as Exhibit 10.189 to the Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference. +

   10.190 The Charles Schwab Corporation Employee Stock Incentive Plan dated October 22, 1997 filed as Exhibit 10.190 to the Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by
          reference.                                                           +

   10.191 Form of Restricted Shares Award Agreement of The Charles Schwab Corporation 1992 Stock Incentive Plan (supersedes Exhibit 10.171) filed as Exhibit 10.191 to the Registrant's Form 10-K for the year
          ended December 31, 1997 and incorporated herein by reference.        +

   10.192 Form of Nonstatutory Stock Option Agreement of The Charles Schwab Corporation 1992 Stock Incentive Plan (supersedes Exhibit 10.172) filed as Exhibit 10.192 to the Registrant's Form 10-K for the year
          ended December 31, 1997 and incorporated herein by reference.        +

   10.193 Form of Nonstatutory Stock Option and Performance Unit Agreement of The Charles Schwab Corporation 1992 Stock Incentive Plan (supersedes
          Exhibit 10.173) filed as Exhibit 10.193 to the Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by
          reference.                                                           +

   10.194 Form of Incentive Stock Option Agreement of The Charles Schwab Corporation 1992 Stock Incentive Plan (supersedes Exhibit 10.174) filed as Exhibit 10.194 to the Registrant's Form 10-K for the year
          ended December 31, 1997 and incorporated herein by reference.        +

   10.195 Charles Schwab Profit Sharing and Employee Stock Ownership Plan, as amended through December 1, 1997 (supersedes Exhibit 10.168) filed as
          Exhibit  10.195  to the  Registrant's  Form  10-K for the  year  ended
          December 31, 1997 and incorporated herein by reference.              +

   10.196 Credit Agreement dated June 27, 1997 between the Registrant and the banks listed therein (supersedes Exhibit 10.158) filed as Exhibit
          10.196 to the Registrant's Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

   10.197 Credit Agreement (364-Day Commitment), between the Registrant and each of the banks listed therein, dated as of June 26, 1998 (supersedes
          Exhibit 10.196), filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 17, 1998 and incorporated herein by reference.

   10.198 Credit Agreement (3-Year Commitment), between the Registrant and each of the banks listed therein, dated as of June 26, 1998 (supersedes
          Exhibit 10.196), filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated July 17, 1998 and incorporated herein by reference.

   10.199 The Charles Schwab Corporation Deferred Compensation Plan, as amended through July 24, 1998 (supersedes Exhibit 10.162), filed as Exhibit
          10.199 to the  Registrant's  Form 10-Q for the quarter ended September
          30, 1998 and incorporated herein by reference.                       +

   10.200 Form of Indemnification Agreement entered into between Registrant and members of the Board of Directors of Registrant (supersedes exhibit 10.34).

   10.201 Seventh Amendment to the Charles Schwab Profit Sharing and Employee Stock Ownership Plan (Amendments 1 through 6 of the Charles Schwab Profit Sharing and Employee Stock Ownership Plan are incorporated under Exhibit 10.195, filed with the Registrant's Form 10-K for the
          fiscal year ended December 31, 1997).                                +

   10.202 Fourth Amendment to the Trust Agreement for the Charles Schwab Profit Sharing and Employee Stock Ownership Plan effective January 1, 1998. +

   10.203 The  Charles  Schwab  Corporation 1992 Stock Incentive Plan,  restated
          to   include  Amendments  through  March 20, 1998  (supersedes Exhibit
          10.187).                                                             +

  12.1    Computation of Ratio of Earnings to Fixed Charges.

  13.1 Portions of The Charles Schwab Corporation 1998 Annual Report to Stockholders, which have been incorporated herein by reference. Except for such portions, such annual report is not deemed to be "filed" herewith.

  21.1    Subsidiaries of the Registrant.

  23.1    Independent Auditors' Consent.

  27.1    Financial Data Schedule (electronic only).




* Incorporated by reference to the identically-numbered exhibit to Registrant's Registration Statement No. 33-16192 on Form S-1, as amended and declared effective on September 22, 1987.

+   Management contract or compensatory plan.

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1999.

                                                  THE CHARLES SCHWAB CORPORATION
                                                           (Registrant)


                                                BY: /s/ Charles R. Schwab
                                                    ----------------------------
                                                    Charles R. Schwab
                                                    Chairman, Co-Chief Executive
                                                     Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 25, 1999.

    Signature / Title                                  Signature / Title
    -----------------                                  -----------------

/s/ Charles R. Schwab                           /s/ David S. Pottruck
--------------------------------                --------------------------------
Charles R. Schwab,                              David S. Pottruck,
Chairman, Co-Chief Executive Officer            President, Co-Chief Executive
   and Director                                    Officer and Director
   (principal executive officer)                   (principal executive officer)


/s/ Steven L. Scheid
--------------------------------
Steven L. Scheid,
Executive Vice President
   and Chief Financial Officer
   (principal financial and accounting officer)


/s/ Nancy H. Bechtle                            /s/ C. Preston Butcher
--------------------------------                --------------------------------
Nancy H. Bechtle, Director                      C. Preston Butcher, Director


/s/ Donald G. Fisher
--------------------------------                --------------------------------
Donald G. Fisher, Director                      Anthony M. Frank, Director


/s/ Frank C. Herringer                          /s/ Stephen T. McLin
--------------------------------                --------------------------------
Frank C. Herringer, Director                    Stephen T. McLin, Director


/s/ Mark A. Pulido                              /s/ Arun Sarin
--------------------------------                --------------------------------
Mark A. Pulido, Director                        Arun Sarin, Director


/s/ George P. Shultz                            /s/ Roger O. Walther
--------------------------------                --------------------------------
George P. Shultz, Director                      Roger O. Walther, Director

                         THE CHARLES SCHWAB CORPORATION

                     Index to Financial Statement Schedules


                                                                            Page


Independent Auditors' Report                                                 F-2

Schedule I - Condensed Financial Information of Registrant:
                     Condensed Balance Sheet                                 F-3
                     Condensed Statement of Income                           F-4
                     Condensed Statement of Cash Flows                       F-5
                     Notes to Condensed Financial Information                F-6

Schedule II - Valuation and Qualifying Accounts                              F-7









Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the Company's consolidated financial statements and notes in the Company's 1998 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.

INDEPENDENT  AUDITORS'  REPORT
------------------------------




To the Stockholders and Board of Directors of The Charles Schwab Corporation:



We have audited the consolidated financial statements of The Charles Schwab Corporation and subsidiaries (the Company) as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 22, 1999; such consolidated financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of the Company listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.






/s/DELOITTE & TOUCHE LLP
San Francisco, California
February 22, 1999

                                                                      SCHEDULE I


                         THE CHARLES SCHWAB CORPORATION
                              (PARENT COMPANY ONLY)

                  Condensed Financial Information of Registrant
                             Condensed Balance Sheet
                                 (In thousands)

                                                                                                      December 31,
                                                                                                1998               1997
                                                                                                ----               ----
Assets
Cash and cash equivalents                                                                $   180,025        $    79,802
Advances to subsidiaries                                                                     460,848            350,606
Investments in subsidiaries, at equity                                                     1,223,417          1,083,122
Other assets                                                                                   8,683              4,618
------------------------------------------------------------------------------------------------------------------------
Total                                                                                    $ 1,872,973        $ 1,518,148
========================================================================================================================

Liabilities and Stockholders' Equity
Accrued expenses and other liabilities                                                   $    93,351        $    12,031
Borrowings                                                                                   351,000            361,000
------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                            444,351            373,031

Stockholders' equity                                                                       1,428,622          1,145,117
------------------------------------------------------------------------------------------------------------------------
Total                                                                                    $ 1,872,973        $ 1,518,148
========================================================================================================================

See Notes to Condensed Financial Information.

                                                                      SCHEDULE I


                         THE CHARLES SCHWAB CORPORATION
                              (PARENT COMPANY ONLY)

                  Condensed Financial Information of Registrant
                          Condensed Statement of Income
                                 (In thousands)



                                                                                   Year Ended December 31,

                                                                                1998              1997              1996
                                                                                ----              ----              ----
Interest revenue                                                           $  42,780         $  30,699         $  26,287
Interest expense                                                             (25,429)          (20,546)          (19,091)
-------------------------------------------------------------------------------------------------------------------------

Net interest revenue                                                          17,351            10,153             7,196

Other revenues                                                                   409               544               268
Other income (expenses)                                                      (12,104)            4,423            (3,400)
-------------------------------------------------------------------------------------------------------------------------

Income before income tax expense and equity
   in earnings of subsidiaries                                                 5,656            15,120             4,064

Income tax expense                                                             2,092             5,692             1,568
-------------------------------------------------------------------------------------------------------------------------

Income before equity in earnings of subsidiaries                               3,564             9,428             2,496

Equity in earnings of subsidiaries
  Equity in undistributed earnings of subsidiaries                            56,913           199,869           154,922
  Dividends paid by subsidiaries                                             287,985            60,980            76,385
-------------------------------------------------------------------------------------------------------------------------
  Total                                                                      344,898           260,849           231,307

Net income                                                                 $ 348,462         $ 270,277         $ 233,803
=========================================================================================================================

See Notes to Condensed Financial Information.

                                                                      SCHEDULE I


                         THE CHARLES SCHWAB CORPORATION
                              (PARENT COMPANY ONLY)

                  Condensed Financial Information of Registrant
                        Condensed Statement of Cash Flows
                                 (In thousands)

                                                                                    Year Ended December 31,
                                                                             1998            1997            1996
                                                                             ----            ----            ----
Cash flows from operating activities
Net income                                                              $ 348,462       $ 270,277       $ 233,803
   Noncash items included in net income:
      Equity in undistributed earnings of subsidiaries                    (56,913)       (199,869)       (154,922)
Change in other assets                                                     (3,932)            279            (157)
Change in accrued expenses and other liabilities                           13,753          (4,122)         (7,805)
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 301,370          66,565          70,919
------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
Increase in net advances to subsidiaries                                  (26,465)        (51,939)         (8,554)
Increase in investments in subsidiaries                                      (800)        (50,614)        (10,132)
Cash payments for businesses acquired                                      (1,400)         (1,200)         (4,709)
------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                     (28,665)       (103,753)        (23,395)
------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from borrowings                                                   30,000         111,000          64,000
Repayment of borrowings                                                   (40,000)        (28,000)        (26,000)
Dividends paid                                                            (43,068)        (37,091)        (31,495)
Purchase of treasury stock                                               (150,180)        (18,234)        (28,171)
Proceeds from stock options exercised and other                            30,766          14,530           7,729
------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                         (172,482)         42,205         (13,937)
------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                     100,223           5,017          33,587
Cash and cash equivalents at beginning of year                             79,802          74,785          41,198
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                $ 180,025       $  79,802       $  74,785
==================================================================================================================

See Notes to Condensed Financial Information.

                                                                      SCHEDULE I


                         THE CHARLES SCHWAB CORPORATION
                              (PARENT COMPANY ONLY)

                  Condensed Financial Information of Registrant
                    Notes to Condensed Financial Information


1.   Introduction and basis of presentation

     The condensed financial information of The Charles Schwab Corporation (the Parent Company) should be read in conjunction with the consolidated financial statements of The Charles Schwab Corporation and subsidiaries (the Company) and notes thereto found in the Company's 1998 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No.
     13.1 of this report.

2.   Supplemental cash flow information

     During 1998, the Parent Company recorded a non-cash capital contribution of $69 million to its subsidiary, Charles Schwab & Co., Inc. (Schwab), through the assumption of indebtedness.

     Certain information affecting the cash flows of the Parent Company follows (in thousands):

                                                   Year ended December 31,
                                                1998         1997         1996
                                                ----         ----         ----
     Income taxes paid (received)          $   5,539    $   2,608    $     (48)
                                           =========    =========    =========

     Interest paid:
         Borrowings                        $  24,113    $  18,773    $  16,887
         Other                                   306          364          339
                                           ---------    ---------    ---------
     Total interest paid                   $  24,419    $  19,137    $  17,226
                                           =========    =========    =========

3.   Common stock split

     The Parent Company's Board of Directors declared a three-for-two common stock split, distributed December 1998, effected in the form of a 50% stock dividend.

4.   Related  party  transactions

     The Parent Company provides subordinated revolving credit facilities to its subsidiaries, Schwab and Mayer & Schweitzer, Inc. (M&S). Schwab had a $450 million subordinated revolving credit facility maturing in September 2000, of which $405 million was outstanding at December 31, 1998. This credit facility was $400 million at the end of 1997, of which $315 million was outstanding at December 31, 1997. At year end 1998, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from the Parent Company maturing in 2000. The outstanding balance of these term loans was also $25 million at year end 1997. M&S had a $35 million subordinated lending arrangement maturing in 2000, which was not used in 1998 or 1997. Interest earned by the Parent Company from these subordinated lending arrangements totaled $37 million in 1998, $26 million in 1997 and $22 million in 1996.

                                                                     SCHEDULE II


                                         THE CHARLES SCHWAB CORPORATION


                                       Valuation and Qualifying Accounts
                                                (In thousands)


                                                                       Additions
                                                Balance at      ------------------------                    Balance at
                                                Beginning        Charged                                        End
                 Description                     of Year        to Expense       Other      Written off       of Year
                 -----------                    ---------       ----------       -----      -----------       -------
For the year ended
   December 31, 1998:

      Allowance for doubtful accounts           $ 7,717          $  4,752        $ 231         $(5,125)       $ 7,575
                                               =======================================================================


For the year ended
   December 31, 1997:

      Allowance for doubtful accounts           $ 5,518          $  3,896        $ 195         $(1,892)       $ 7,717
                                               =======================================================================


For the year ended
   December 31, 1996:

      Allowance for doubtful accounts           $ 3,700          $  2,651        $  99         $  (932)       $ 5,518
                                               =======================================================================