Form 10-Q
period 1999-03-31
SCHWAB CHARLES CORP
filed 1999-05-11
CIK 316709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1999      Commission file number 1-9700



                         THE CHARLES SCHWAB CORPORATION
             (Exact name of Registrant as specified in its charter)



                  Delaware                              94-3025021
          (State or other jurisdiction      (I.R.S. Employer Identification No.)
      of incorporation or organization)


                   120 Kearny Street, San Francisco, CA 94108
              (Address of principal executive offices and zip code)



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

               408,210,629* shares of $.01 par value Common Stock
                          Outstanding on April 30, 1999

* Reflects the December 1998 three-for-two common stock split. Excludes the effects of the two-for-one common stock split declared April 22, 1999, payable July 1, 1999, and contingent upon shareholder approval of a proposed amendment to the Registrant's Certificate of Incorporation to increase the number of authorized shares of the Registrant's common stock. Voting on this proposed amendment will occur at the May 17, 1999 Annual Meeting of Stockholders.

                THE CHARLES SCHWAB CORPORATION

                 Quarterly Report on Form 10-Q
             For the Quarter Ended March 31, 1999

                             Index

                                                                            Page


Part I - Financial Information

     Item 1.      Condensed Consolidated Financial Statements:

                      Statement of Income                                     1
                      Balance Sheet                                           2
                      Statement of Cash Flows                                 3
                      Notes                                                  4-7

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8-20

     Item 3.      Quantitative and Qualitative Disclosures About Market
                  Risk                                                     20-21


Part II - Other Information

     Item 1.      Legal Proceedings                                           21

     Item 2.      Changes in Securities and Use of Proceeds                   21

     Item 3.      Defaults Upon Senior Securities                             21

     Item 4.      Submission of Matters to a Vote of Security Holders         21

     Item 5.      Other Information                                           21

     Item 6.      Exhibits and Reports on Form 8-K                            22


Signature                                                                     23



FORWARD-LOOKING STATEMENTS In addition to historical information, this interim report contains forward-looking statements that reflect management's expectations. These statements relate to, among other things, Company contingencies, strategy, sources of liquidity, capital expenditures, and the Year 2000 project. Achievement of the expressed expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from those expectations. See "Forward-Looking Statements" in Management's Discussion and Analysis of Financial Condition and Results of Operations in this interim report for a discussion of important factors that may cause such differences.

                         THE CHARLES SCHWAB CORPORATION



                         THE CHARLES SCHWAB CORPORATION

                         Part 1 - FINANCIAL INFORMATION
               Item 1. Condensed Consolidated Financial Statements


                                      THE CHARLES SCHWAB CORPORATION

                                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                 (In thousands, except per share amounts)
                                                (Unaudited)


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                      1999          1998
                                                                                      ----          ----

Revenues
    Commissions                                                                     $472,652      $297,845
    Mutual fund service fees                                                         169,295       125,382
    Interest revenue, net of interest expense of
      $173,545 in 1999 and $155,595 in 1998                                          149,851       104,591
    Principal transactions                                                           131,311        52,658
    Other                                                                             28,476        23,930
----------------------------------------------------------------------------------------------------------
       Total                                                                         951,585       604,406
----------------------------------------------------------------------------------------------------------

Expenses Excluding Interest
    Compensation and benefits                                                        390,214       265,873
    Communications                                                                    66,763        47,044
    Occupancy and equipment                                                           59,975        45,170
    Advertising and market development                                                52,591        40,150
    Depreciation and amortization                                                     34,869        34,195
    Professional services                                                             32,277        19,047
    Commissions, clearance and floor brokerage                                        24,387        19,349
    Other                                                                             54,417        21,244
----------------------------------------------------------------------------------------------------------
       Total                                                                         715,493       492,072
----------------------------------------------------------------------------------------------------------

Income before taxes on income                                                        236,092       112,334
Taxes on income                                                                       93,225        44,370
----------------------------------------------------------------------------------------------------------

Net Income                                                                          $142,867      $ 67,964
==========================================================================================================

Weighted-average common shares outstanding - diluted (1)                             419,251       412,240
==========================================================================================================

Earnings Per Share (1)
    Basic                                                                           $    .36      $    .17
    Diluted                                                                         $    .34      $    .16
==========================================================================================================

Dividends Declared Per Common Share (1)                                             $  .0280      $  .0267
==========================================================================================================


Pro forma weighted-average common shares outstanding - diluted (2)                   838,502       824,481
==========================================================================================================

Pro Forma Earnings Per Share (2)
    Basic                                                                           $    .18      $    .09
    Diluted                                                                         $    .17      $    .08
==========================================================================================================

Pro Forma Dividends Declared Per Common Share (2)                                   $  .0140      $  .0133
==========================================================================================================


(1) Reflects the December 1998 three-for-two common stock split. Excludes the effects of the two-for-one common stock split declared April 22, 1999, payable July 1, 1999, and contingent upon shareholder approval of a proposed amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock. Voting on this proposed amendment will occur at the May 17, 1999 Annual Meeting of Stockholders.

(2) Pro forma amounts include the effects of the two-for-one common stock split declared April 22, 1999, payable July 1, 1999, and contingent upon shareholder approval of a proposed amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock. Voting on this proposed amendment will occur at the May 17, 1999 Annual Meeting of Stockholders.

See Notes to Condensed Consolidated Financial Statements.

                                          THE CHARLES SCHWAB CORPORATION

                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                     (In thousands, except per share amounts)
                                                   (Unaudited)



                                                                                      March 31,     December 31,
                                                                                        1999            1998
                                                                                        ----            ----
Assets
    Cash and cash equivalents                                                       $ 1,039,963      $ 1,155,928
    Cash and investments required to be segregated under federal or other regulations (including resale agreements of $6,922,726 in 1999
        and $7,608,067 in 1998)                                                       9,073,760       10,242,943
    Receivable from brokers, dealers and clearing organizations                         494,500          334,334
    Receivable from customers - net                                                  11,816,585        9,646,140
    Securities owned - at market value                                                  316,656          242,115
    Equipment, office facilities and property - net                                     418,890          396,163
    Intangible assets - net                                                              48,852           46,274
    Other assets                                                                        230,073          200,493
-----------------------------------------------------------------------------------------------------------------

        Total                                                                       $23,439,279      $22,264,390
=================================================================================================================

Liabilities and Stockholders' Equity
    Drafts payable                                                                  $   261,732      $   324,597
    Payable to brokers, dealers and clearing organizations                            1,499,503        1,422,300
    Payable to customers                                                             19,002,023       18,119,622
    Accrued expenses and other liabilities                                              606,009          618,249
    Borrowings                                                                          351,080          351,000
-----------------------------------------------------------------------------------------------------------------
        Total liabilities                                                            21,720,347       20,835,768
-----------------------------------------------------------------------------------------------------------------

    Stockholders' equity:
        Preferred stock - 9,940 shares authorized; $.01 par value
             per share; none issued
        Common stock - 500,000 shares authorized; $.01 par value per share;
             407,423 and 401,883 shares issued and outstanding in 1999 and
             1998, respectively*                                                          4,075            4,019
        Additional paid-in capital                                                      405,991          213,312
        Retained earnings                                                             1,386,533        1,254,953
        Unearned ESOP shares                                                               (697)          (1,088)
        Unamortized restricted stock compensation                                       (77,031)         (43,882)
        Foreign currency translation adjustment                                              61            1,308
-----------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                               1,718,932        1,428,622
-----------------------------------------------------------------------------------------------------------------

    Total                                                                           $23,439,279      $22,264,390
=================================================================================================================

* Reflects the December 1998 three-for-two common stock split. Excludes the effects of the two-for-one common stock split declared April 22, 1999, payable July 1, 1999, and contingent upon shareholder approval of a proposed amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock. Voting on this proposed amendment will occur at the May 17, 1999 Annual Meeting of Stockholders.

See Notes to Condensed Consolidated Financial Statements.


                                         THE CHARLES SCHWAB CORPORATION

                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (In thousands)
                                                   (Unaudited)



                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                  1999               1998
                                                                                  ----               ----
Cash flows from operating activities
     Net income                                                                $  142,867        $   67,964
         Noncash items included in net income:
             Depreciation and amortization                                         34,869            34,195
             Compensation payable in common stock                                  16,759             6,774
             Deferred income taxes                                                 (2,402)              325
             Other                                                                  3,717               173
     Change in securities owned                                                   (74,541)           48,486
     Change in other assets                                                       (25,951)           45,047
     Change in accrued expenses and other liabilities                             101,466             6,716
------------------------------------------------------------------------------------------------------------
         Net cash provided before change in customer-related balances             196,784           209,680
------------------------------------------------------------------------------------------------------------

     Change in customer-related balances:
         Cash and investments required to be segregated under
             federal or other regulations                                       1,156,233        (1,366,558)
         Receivable from brokers, dealers and clearing organizations             (164,219)         (134,552)
         Receivable from customers                                             (2,175,730)         (183,660)
         Drafts payable                                                           (61,896)           19,675
         Payable to brokers, dealers and clearing organizations                    80,501           158,178
         Payable to customers                                                     897,245         1,499,537
------------------------------------------------------------------------------------------------------------
             Net change in customer-related balances                             (267,866)           (7,380)
------------------------------------------------------------------------------------------------------------

                 Net cash provided (used) by operating activities                 (71,082)          202,300
------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
     Purchase of equipment, office facilities and property - net                  (44,822)          (37,776)
     Costs of internal-use software                                               (11,140)
     Cash payments for business acquired, net of cash received                     (5,657)
------------------------------------------------------------------------------------------------------------
         Net cash used by investing activities                                    (61,619)          (37,776)
------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
     Dividends paid                                                               (11,287)          (10,604)
     Purchase of treasury stock                                                                     (55,024)
     Proceeds from stock options exercised and other                               28,972             8,594
------------------------------------------------------------------------------------------------------------
         Net cash provided (used) by financing activities                          17,685           (57,034)
------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                         (949)              265
------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                 (115,965)          107,755
Cash and cash equivalents at beginning of period                                1,155,928           797,447
------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                     $1,039,963        $  905,202
============================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                         THE CHARLES SCHWAB CORPORATION

                               NOTES TO CONDENSED
                             CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements include The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company). CSC is a holding company engaged, through its subsidiaries, in securities brokerage and related financial services. CSC's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer with 298 domestic branch offices in 47 states, as well as branches in the Commonwealth of Puerto Rico, the United Kingdom and the U.S. Virgin Islands. Another subsidiary, Charles Schwab Europe (CSE) is a retail securities brokerage firm located in the United Kingdom. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, and Mayer & Schweitzer, Inc. (M&S), a market maker in Nasdaq and other securities providing trade execution services to broker-dealers and institutional customers.
      These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Stockholders, which are incorporated by reference in the Company's 1998 Annual Report on Form 10-K. The Company's results for any interim period are not necessarily indicative of results for a full year.
      Certain items in prior periods' financial statements have been reclassified to conform to the 1999 presentation.

2.  New Accounting Standard

      Statement of Financial Accounting Standards (SFAS) No. 133 -- Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and the Company is required to adopt this statement by January 1, 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability, measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and such hedge accounting treatment is elected. While the Company is currently evaluating the effects of this statement, its adoption is not expected to have a material impact on the Company's financial position, results of operations, earnings per share or cash flows.

3.  Costs of Internal-Use Software

      Statement of Position 98-1 -- Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, was adopted by the Company effective January 1, 1999. This statement requires that certain costs incurred for purchasing or developing software for internal use be capitalized and amortized over the software's estimated useful life of three years. In prior periods, the Company capitalized costs incurred for purchasing internal-use software, but expensed costs incurred for developing internal-use software. In accordance with this statement, prior periods' financial statements were not adjusted to reflect this accounting change. Adoption of this statement resulted in the capitalization of $11 million of internal-use software development costs during the first quarter of 1999, which increased net income by $7 million (net of income taxes of $4 million), or $.02 diluted earnings per share. However, the positive impact to earnings caused by capitalizing these costs versus expensing them was substantially offset by an increase in the Company's development spending in the first quarter of 1999.

4.  Comprehensive Income

      The Company adopted SFAS No. 130 -- Reporting Comprehensive Income, in 1998. This statement establishes standards for the reporting and display of comprehensive income, which includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows (in thousands):

--------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                  March 31,
                                                              1999        1998
--------------------------------------------------------------------------------
Net income                                                 $ 142,867    $ 67,964
Foreign currency translation adjustment                       (1,247)        734
--------------------------------------------------------------------------------
Total comprehensive income                                 $ 141,620    $ 68,698
================================================================================

5.  Earnings Per Share

      SFAS No. 128 -- Earnings Per Share, requires a dual presentation of basic and diluted earnings per share (EPS). Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per share under the basic and diluted computations are as follows (in thousands, except per share amounts):

--------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                  March 31,
                                                              1999        1998
--------------------------------------------------------------------------------
Net income                                                 $ 142,867   $  67,964
================================================================================
Weighted-average common
   shares outstanding - basic (1)                            401,690     397,038
Common stock equivalent shares
   related to stock incentive plans (1)                       17,561      15,202
--------------------------------------------------------------------------------
Weighted-average common
   shares outstanding - diluted (1)                          419,251     412,240
================================================================================
Basic earnings per share (1)                               $     .36   $     .17
================================================================================
Diluted earnings per share (1)                             $     .34   $     .16
================================================================================

(1) Reflects the December 1998 three-for-two common stock split. Excludes the effects of the two-for-one common stock split declared April 22, 1999, payable July 1, 1999, and contingent upon shareholder approval of a proposed amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock. Voting on this proposed amendment will occur at the May 17, 1999 Annual Meeting of Stockholders.

      The computation of diluted EPS for the three months ended March 31, 1998 excludes stock options to purchase 4,858,000 shares because the exercise prices for those options were greater than the average market price of the common shares, and therefore the effect would be antidilutive. There were no such antidilutive stock options outstanding at March 31, 1999.

6.  Regulatory Requirements

      Schwab and M&S are subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule) and each compute net capital under the alternative method permitted by this Rule, which requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from customer transactions or a minimum dollar amount, which is based on the type of business conducted by the broker-dealer. The minimum dollar amount for both Schwab and M&S is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement. At March 31, 1999, Schwab's net capital was $1,158 million (10% of aggregate debit balances), which was $922 million in excess of its minimum required net capital and $570 million in excess of 5% of aggregate debit balances. At March 31, 1999, M&S' net capital was $12 million, which was $11 million in excess of its minimum required net capital.
      Schwab and CSE had portions of their cash and investments segregated for the exclusive benefit of customers at March 31, 1999, in accordance with applicable regulations. M&S had no such cash reserve requirement at March 31, 1999.

7.  Commitments and Contingent Liabilities

      The Company has recently been contacted by federal, self-regulatory and state regulators as part of an industry-wide examination of online securities trading. While none of these regulators has indicated that it believes the Company has violated any applicable law or regulation relating to online securities trading, these inquiries could possibly result in legislative or regulatory changes or other actions that could adversely affect the Company's financial condition or results of operations.
      The nature of the Company's business subjects it to numerous regulatory investigations, claims, lawsuits and other proceedings in the ordinary course of its business. The ultimate outcome of these matters cannot be determined at this time, and the results of these legal proceedings cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company's results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company's financial condition and results of operations. However, it is the opinion of management, after consultation with outside legal counsel, that the ultimate outcome of these matters will not have a material adverse impact on the financial condition or operating results of the Company.

8.  Segment Information

      The Company adopted SFAS No. 131 -- Disclosures about Segments of an Enterprise and Related Information in 1998. The Company structures its segments according to its various types of customers and the services provided to those customers. These segments have been aggregated based on similarities in economic characteristics, types of customers, services provided, distribution channels and regulatory environment, into three reportable segments -- Individual Investor, Institutional Investor and Capital Markets.
      Financial information for the Company's reportable segments is presented in the table below (in thousands). Total revenues from external customers and income before taxes on income are equal to the Company's consolidated amounts as reported in the condensed consolidated statement of income.

--------------------------------------------------------
                                      Three Months Ended
                                           March 31,
                                       1999        1998
--------------------------------------------------------
Revenues
Individual Investor               $ 681,104   $ 446,157
Institutional Investor              142,625     101,457
Capital Markets                     145,635      64,877
--------------------------------------------------------
   Total                          $ 969,364   $ 612,491
========================================================
Intersegment Revenues
Individual Investor               $  16,343   $   7,325
Institutional Investor                  681         386
Capital Markets                         755         374
--------------------------------------------------------
   Total                          $  17,779   $   8,085
========================================================
Revenues from External
  Customers
Individual Investor               $ 664,761   $ 438,832
Institutional Investor              141,944     101,071
Capital Markets                     144,880      64,503
--------------------------------------------------------
   Total                          $ 951,585   $ 604,406
========================================================
Income (Loss) Before Taxes on
  Income
Individual Investor               $ 168,760   $  92,307
Institutional Investor               37,078      24,482
Capital Markets                      30,254      (4,455)
--------------------------------------------------------
   Total                          $ 236,092   $ 112,334
========================================================


9.  Supplemental Cash Flow Information

      Certain information affecting the cash flows of the Company follows (in thousands):

-------------------------------------------------------
                                     Three Months Ended
                                           March 31,
                                       1999        1998
-------------------------------------------------------


Income taxes paid                   $ 31,695   $    999
=======================================================


Interest paid:
   Customer cash balances           $154,958   $134,402
   Stock-lending activities           11,934      9,366
   Borrowings                          8,146     11,382
   Other                               5,204      3,783
-------------------------------------------------------
Total interest paid                 $180,242   $158,933
=======================================================


10.  Subsequent Events

      On April 29, 1999, the Company filed a Registration Statement under the Securities Act of 1933 on Form S-3 relating to up to $250 million aggregate principal amount of debt securities. As of the filing date of this quarterly report on Form 10-Q, the Registration Statement has not yet been declared effective by the SEC, and therefore these debt securities are not yet issuable.
      On April 22, 1999, the Board of Directors approved a two-for-one split of the Company's common stock, which will be effected in the form of a 100% stock dividend. The stock dividend is payable July 1, 1999 to stockholders of record June 1, 1999, and is contingent upon shareholder approval of a proposed amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock. Voting on this proposed amendment will occur at the May 17, 1999 Annual Meeting of Stockholders. Share and per share data throughout this report have not been restated to reflect this transaction.

                         THE CHARLES SCHWAB CORPORATION




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             Description of Business

      The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide securities brokerage and related financial services for 5.9 million active customer accounts(a). Customer assets in these accounts totaled $542.0 billion at March 31, 1999. CSC's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer with 298 domestic branch offices in 47 states, as well as branches in the Commonwealth of Puerto Rico, the United Kingdom and the U.S. Virgin Islands. Another subsidiary, Charles Schwab Europe (CSE), is a retail securities brokerage firm located in the United Kingdom. Other subsidiaries include Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab's proprietary mutual funds, and Mayer & Schweitzer, Inc. (M&S), a market maker in Nasdaq and other securities providing trade execution services to broker-dealers and institutional customers.
--------------------------------------------------------------------------------
(a) Accounts with balances or activity within the preceding eight months.
--------------------------------------------------------------------------------
      The Company provides financial services to individuals, institutional customers and broker-dealers through three segments -- Individual Investor, Institutional Investor and Capital Markets. The Individual Investor segment includes the Company's domestic and international retail operations. The Institutional Investor segment provides custodial, trading and support services to independent investment managers, and serves company 401(k) plan sponsors and third-party administrators. The Capital Markets segment provides trade execution services in Nasdaq, exchange-listed and other securities primarily to broker-dealers and institutional customers. The Company's mutual fund services are considered a product and not a segment. Mutual fund service fees are included in both the Individual Investor and Institutional Investor segments.
      The Company's strategy is to attract and retain customer assets by focusing on a number of areas within the financial services industry -- retail brokerage, mutual funds, support services for independent investment managers, 401(k) defined contribution plans and equity securities market-making.
      To pursue its strategy and its objective of long-term profitable growth, the Company plans to continue to leverage its competitive advantages. These advantages include a nationally recognized brand, a broad range of products and services, multi-channel delivery systems and an ongoing investment in technology.
      The Company's nationwide advertising and marketing programs are designed to strengthen the Schwab brand, as well as distinguish its products and services. The Company primarily uses a combination of network, cable and local television, national and local radio, print media, and athletic event sponsorship in its advertising to investors. These programs helped the Company attract $28.3 billion in net new customer assets and open 388,000 new accounts during the first quarter of 1999.
      The Company offers a broad range of value-oriented products and services to meet customers' varying investment and financial needs, including access to extensive investment research, news and information. The Company's representatives can assist investors in developing asset allocation strategies and evaluating their investment choices, and refer investors who desire additional guidance to independent investment managers through the Schwab AdvisorSource(TM) service. The Company's Mutual Fund Marketplace(R) provides customers with the ability to invest in 1,650 mutual funds from 263 fund families, including 1,011 Mutual Fund OneSource(R) funds. Schwab also provides custodial, trading and support services to approximately 5,500 independent investment managers. As of March 31, 1999, these managers were guiding the investments of 729,000 Schwab customer accounts containing $161.2 billion in assets.
     The Company responds to changing customer needs with continued product, technology and service innovations. During the first quarter of 1999, the Company launched the Schwab Signature Services(TM) program. This service provides customers who either have at least $100,000 to invest or trade at least 12 times per year with access to a package of services designed to expand as their relationship with Schwab grows. Also during the first quarter of 1999, Schwab introduced the Equity Report Card(TM) and the Positions Monitor(TM), which are Web-based investment evaluation tools that provide comparisons against market benchmarks. Schwab also introduced Schwab Alerts(TM), which enables customers to receive news relating to their investments via e-mail.
      The Company's multi-channel delivery systems allow customers to choose how they prefer to do business with the Company. To enable customers to obtain services in person with a Company representative, the Company maintains a network of branch offices. The Company's branch office network also provides investors with access to the Internet. Telephonic access to the Company is provided primarily through four regional customer telephone service centers and two online customer support centers that operate both during and after normal market hours. Additionally, customers are able to obtain financial information on an automated basis through the Company's automated telephonic and online channels. Automated telephonic channels include TeleBroker(R), Schwab's touch-tone telephone quote and trading service, and VoiceBroker(TM), Schwab's voice recognition quote and trading service. Online channels include the Charles Schwab Web Site(TM), an information and trading service on the Internet at www.schwab.com, and PC-based services such as SchwabLink(R), a service for investment managers. Schwab provides every retail customer access to all delivery channels and flat-fee pricing for Internet-based trades.
      The Company's ongoing investment in technology is a key element in expanding its product and service offerings, enhancing its delivery systems, providing fast and consistent customer service, reducing processing costs, and facilitating the Company's ability to handle significant increases in customer activity without a corresponding rise in staffing levels. The Company uses technology to empower its customers to manage their financial affairs and is a leader in driving technological advancements in the financial services industry.
      During the first quarter of 1999, the Company completed the acquisitions of Canadian-based Priority Brokerage Inc. and Porthmeor Securities Inc. These two companies were combined to create Charles Schwab Canada, Co., a subsidiary of CSC. The cost of these acquisitions was not material to the Company's financial position.



                                 Risk Management

     For discussion on the Company's principal risks and some of the policies and procedures for risk identification, assessment and mitigation, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management" in the Company's 1998 Annual Report to Stockholders, which is filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 1998. See Liquidity and Capital Resources of this report for a discussion on liquidity risk; and see Item 3 - Quantitative and Qualitative Disclosures About Market Risk for additional information relating to market risk.
      Given the nature of the Company's revenues, expenses and risk profile, the Company's earnings and common stock price may be subject to significant volatility from period to period. The Company's results for any interim period are not necessarily indicative of results for a full year. Risk is inherent in the Company's business. Consequently, despite the Company's attempts to identify areas of risk, oversee operational areas involving risk and implement policies and procedures designed to mitigate risk, there can be no assurance that the Company will not suffer unexpected losses due to operating or other risks.

                           Forward-Looking Statements

      In addition to historical information, this interim report contains forward-looking statements that reflect management's expectations as of the date hereof. These statements relate to, among other things, Company contingencies (see note "7 - Commitments and Contingent Liabilities" in the Notes to Condensed Consolidated Financial Statements), the Company's strategy (see Description of Business), sources of liquidity (see Liquidity and Capital Resources-Liquidity), capital expenditures (see Liquidity and Capital Resources-Cash Flows and Capital Resources), and the Year 2000 project (see Liquidity and Capital Resources-Year
2000). Achievement of the expressed expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed expectations described in these statements. Important factors that may cause such differences are noted throughout this interim report, the Company's 1998 Annual Report to Stockholders and the Company's Form 10-K for the year ended December 31, 1998 and include, but are not limited to: the effect of customer trading patterns on Company revenues and earnings; changes in technology; computer system failures; risks associated with the Year 2000 computer systems conversions; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry practices adversely affecting the Company; adverse results of litigation; the availability of external financing; changes in revenues and profit margin due to cyclical securities markets and interest rates; the level and volatility of equity prices; and a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes.


                        Three Months Ended March 31, 1999
                         Compared To Three Months Ended
                                 March 31, 1998

Financial Overview
------------------

      Net income for the first quarter of 1999 was a record $143 million, up 110% from first quarter 1998 net income of $68 million. Diluted earnings per share for the first quarters of 1999 and 1998 were $.34 and $.16 per share, respectively. Share and per share data throughout this report have been restated to reflect the effects of the December 1998 three-for-two common stock split. Share and per share data throughout this report have not been restated to reflect the effects of the two-for-one common stock split declared April 22, 1999, payable July 1, 1999, and contingent upon shareholder approval of a proposed amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock. Voting on this proposed amendment will occur at the May 17, 1999 Annual Meeting of Stockholders.
      Revenues increased mainly due to higher customer trading volume. Revenues of $952 million in the first quarter of 1999 grew $347 million, or 57%, from the first quarter of 1998 due to increases in revenues of $226 million, or 51%, in the Individual Investor segment, $80 million, or 125%, in the Capital Markets segment, and $41 million, or 40%, in the Institutional Investor segment. See note "8 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.
      One of the factors contributing to the Company's record performance was the number of online trades executed in the first quarter of 1999. The Company's trading activity reached record levels as shown in the following table (in thousands):

-------------------------------------------------------------
                                       Three Months
                                           Ended
                                         March 31,    Percent
Daily Average Trades                   1999     1998   Change
-------------------------------------------------------------
Revenue Trades
  Online                              112.2     42.5     164%
  TeleBroker(R)and VoiceBroker(TM)     10.1      9.2      10
  Regional customer telephone
     service centers, branch offices
     and other                         40.5     33.7      20
-------------------------------------------------------------
  Total                               162.8     85.4      91%
=============================================================
Mutual Fund OneSource(R) Trades
  Online                               25.2     17.7      42%
  TeleBroker and VoiceBroker            1.3      1.2       8
  Regional customer telephone
     service centers, branch offices
     and other                         23.4     21.9       7
-------------------------------------------------------------
  Total                                49.9     40.8      22%
=============================================================
Total Daily Average Trades
  Online                              137.4     60.2     128%
  TeleBroker and VoiceBroker           11.4     10.4      10
  Regional customer telephone
     service centers, branch offices
     and other                         63.9     55.6      15
-------------------------------------------------------------
  Total                               212.7    126.2      69%
=============================================================


      Assets in Schwab customer accounts were $542.0 billion at March 31, 1999, an increase of $135.3 billion, or 33%, from a year ago as shown in the table below. This increase from March 31, 1998 resulted from net new customer assets of $88.3 billion and net market gains of $47.0 billion.

-------------------------------------------------------------
Growth in Schwab Customer
   Assets and Accounts
   (In billions, at quarter end,         March 31,   Percent
   except as noted)                  1999      1998   Change
-------------------------------------------------------------
Assets in Schwab customer accounts
   Schwab One(R) and other
     cash equivalents             $  18.5    $   13.7     35%
SchwabFunds(R):
     Money market funds              74.4        53.3     40
     Equity and bond funds           16.4         9.7     69
-------------------------------------------------------------
       Total SchwabFunds             90.8        63.0     44
-------------------------------------------------------------
   Mutual Fund Marketplace(R)(1):
     Mutual Fund OneSource
       Retail                        39.0        35.4     10
       Schwab Institutional(TM)(2)   34.2        31.0     10
-------------------------------------------------------------
         Total Mutual Fund
           OneSource                 73.2        66.4     10
     All other                       61.8        55.2     12
------------------------------------------------------------
       Total Mutual Fund
         Marketplace                135.0       121.6     11
-------------------------------------------------------------
         Total mutual fund
           assets                   225.8       184.6     22
-------------------------------------------------------------
   Equity and other securities(1)   272.2       185.4     47
   Fixed income securities           37.2        30.9     20
   Margin loans outstanding         (11.7)       (7.9)    48
-------------------------------------------------------------
   Total                          $ 542.0    $  406.7     33%
=============================================================
Net growth in assets
   in Schwab customer accounts
   (for the quarter ended)
     Net new customer assets      $  28.3    $   20.8
     Net market gains                22.6        32.2
-------------------------------------------------------------
   Net growth                     $  59.9    $   53.0
=============================================================
New Schwab customer accounts
   (in thousands, for the
   quarter ended)                   388.2       358.1      8%
Active Schwab customer
   accounts (in millions) (3)         5.9         5.0     18
=============================================================
Active online Schwab customer
   accounts (in millions) (4)         2.5         1.6     56%
Online Schwab customer
   assets                         $ 219.0    $  112.4     95
=============================================================

(1) Excludes money market funds and all of Schwab's proprietary money market, equity and bond funds.
(2) Represents assets invested in Mutual Fund OneSource by independent investment managers and retirement plans.
(3) Effective with the fourth quarter of 1998, active accounts are defined as accounts with balances or activity within the preceding eight months instead of twelve months as previously defined. This change in definition had the effect of decreasing the number of active accounts by approximately 200,000. Prior quarters have not been restated.
(4) Active online accounts are defined as all active accounts within a household that has had at least one online session within the past twelve months.

     Total operating expenses excluding interest during the first quarter of 1999 were $715 million, up 45% from $492 million for the first quarter of 1998, primarily resulting from additional staff and related costs.
      The after-tax profit margin for the first quarter of 1999 was 15.0%, up from 11.3% for the first quarter of 1998. The annualized return on stockholders' equity for the first quarter of 1999 was 36%, up from 23% for the first quarter of 1998.

REVENUES
--------

      Revenues grew $347 million, or 57%, in the first quarter of 1999, due to a $175 million, or 59%, increase in commission revenues and a $79 million, or 149%, increase in principal transaction revenues, as well as a $45 million, or 43%, increase in interest revenue, net of interest expense (referred to as net interest revenue) and a $44 million, or 35%, increase in mutual fund service fees.

-------------------------------------------------------------
                                                Three Months
                                                    Ended
                                                  March 31,
Composition of Revenues                         1999     1998
-------------------------------------------------------------
Commissions                                      50%      49%
Principal transactions                           14        9
-------------------------------------------------------------
   Total trading revenues                        64       58
-------------------------------------------------------------
Mutual fund service fees                         18       21
Net interest revenue                             16       17
Other                                             2        4
-------------------------------------------------------------
   Total non-trading revenues                    36       42
-------------------------------------------------------------
Total                                           100%     100%
=============================================================

Commissions
-----------

      The Company earns commission revenues by executing customer trades primarily through the Individual Investor and Institutional Investor segments. These revenues are affected by the number of customer accounts that traded, the average number of commission-generating trades per account, and the average commission per trade.
      Commission revenues for the Company were $473 million for the first quarter of 1999, up $175 million, or 59%, from the first quarter of 1998. As shown in the table below, the total number of revenue trades executed by the Company has increased 90% as the Company's customer base, as well as customer trading activity per account, has grown. Average commission per revenue trade decreased 16%. This decrease was mainly due to an increase in the proportion of trades placed through the Company's online channels, which charge lower commission per revenue trade than the Company's other channels.

---------------------------------------------------------
                                     Three Months
Commissions Earned                       Ended
   on Customer Revenue                 March 31,  Percent
   Trades                          1999      1998  Change
---------------------------------------------------------
Customer accounts that
   traded during the quarter
   (in thousands)                 1,662     1,195     39%
Average customer
   revenue trades
   per account                     5.98      4.37     37
Total revenue
   trades (in thousands)          9,940     5,221     90
Average commission
   per revenue trade             $47.72    $56.88    (16)
Commissions earned
   on customer revenue
   trades (in millions) (1)      $  474    $  297     60
=========================================================

(1) Includes certain non-commission revenues relating to the execution of customer trades totaling $8 million in the first quarter of 1999 and $5 million in the first quarter of 1998. Excludes commissions on trades relating to specialist operations totaling $7 million in the first quarter of 1999 and $6 million in the first quarter of 1998.



Mutual Fund Service Fees
------------------------

      The Company earns mutual fund service fees for recordkeeping and shareholder services provided to third-party funds, and for transfer agent services, shareholder services, administration and investment management provided to its proprietary funds. These fees are based upon the daily balances of customer assets invested in third-party funds and upon the average daily net assets of Schwab's proprietary funds. Mutual fund service fees are earned primarily through the Individual Investor and Institutional Investor segments.
      Mutual fund service fees were $169 million for the first quarter of 1999, up $44 million, or 35%, from the first quarter of 1998. This increase was primarily due to a significant increase in customer assets in Schwab's proprietary funds, collectively referred to as the SchwabFunds(R), as well as an increase in customer assets in funds purchased through Schwab's Mutual Fund OneSource(R) service.

Net Interest Revenue
--------------------

      Net interest revenue is the difference between interest earned on assets (mainly margin loans to customers and investments) and interest paid on liabilities (mainly customer cash balances). Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates. Substantially all of the Company's net interest revenue is earned by Schwab through the Individual Investor and Institutional Investor segments.
     Net interest revenue was $150 million for the first quarter of 1999, up $45 million, or 43%, from the first quarter of 1998 as shown in the following table (in millions):

------------------------------------------------------------
                                              Three Months
                                                  Ended
                                                March 31,
                                             1999       1998
------------------------------------------------------------

Interest Revenue
Margin loans to customers                    $198       $149
Investments, customer-related                 111         98
Other                                          14         13
------------------------------------------------------------
   Total                                      323        260
------------------------------------------------------------

Interest Expense
Customer cash balances                        155        138
Stock-lending activities                        9         10
Borrowings                                      6          6
Other                                           3          1
------------------------------------------------------------
   Total                                      173        155
------------------------------------------------------------

Net interest revenue                         $150       $105
============================================================


     Customer-related daily average balances, interest rates and average net interest margin for the first quarters of 1999 and 1998 are summarized in the following table (dollars in millions):


---------------------------------------------------------------
                                             Three Months Ended
                                                 March 31,
                                               1999      1998
---------------------------------------------------------------
Interest-Earning Assets (customer-related):
Margin loans to customers:
  Average balance outstanding                $ 9,694    $ 7,357
  Average interest rate                        4.65%      5.42%
Investments:
  Average balance outstanding                $11,083    $ 7,835
  Average interest rate                        7.25%      7.70%
Average yield on interest-earning assets       6.04%      6.60%
Funding Sources (customer-related
   and other):
Interest-bearing customer cash balances:
  Average balance outstanding                $16,292    $12,295
  Average interest rate                        3.86%      4.54%
Other interest-bearing sources:
  Average balance outstanding                $ 1,709    $ 1,202
  Average interest rate                        3.36%      4.56%
Average noninterest-bearing portion          $ 2,776    $ 1,695
Average interest rate on funding sources       3.30%      4.04%
Summary:
  Average yield on interest-earning assets     6.04%      6.60%
  Average interest rate on funding sources     3.30%      4.04%
---------------------------------------------------------------
Average net interest margin                    2.74%      2.56%
===============================================================


      The  increase in net interest  revenue from the first  quarter of 1998 was
primarily due to higher average  earning  asset balances,   partially  offset by
higher average customer cash balances.

Principal Transactions
----------------------

      Principal transaction revenues are primarily comprised of net gains from market-making activities in Nasdaq and other securities through the Capital Markets segment. Factors that influence principal transaction revenues include the volume of customer trades, market price volatility, average revenue per share traded and changes in regulations and industry practices.
      Principal transaction revenues were $131 million for the first quarter of 1999, up $79 million, or 149%, from the first quarter of 1998. This increase was primarily due to higher average revenue per share traded, as well as greater share volume handled by M&S.

Expenses Excluding Interest
---------------------------

      Compensation and benefits expense was $390 million for the first quarter of 1999, up $124 million, or 47%, from the first quarter of 1998 primarily due to higher variable compensation expense resulting from the Company's financial performance, as well as a greater number of employees. The following table shows a comparison of certain compensation and benefits components and employee data (in thousands):

-------------------------------------------------------------
                                                Three Months
                                                    Ended
                                                  March 31,
                                                1999   1998
-------------------------------------------------------------
Compensation and benefits expense as a
   % of revenues                                 41%      44%
Variable compensation as a
   % of compensation and benefits expense        33%      18%
Compensation for temporary employees,
   contractors and overtime hours as a
   % of compensation and benefits expense        12%      15%
Full-time equivalent employees(1)               14.8     13.4
Revenues per average full-time equivalent
   employee                                    $67.7    $45.8
=============================================================

(1) Includes full-time, part-time and temporary employees, and persons employed on a contract basis.


      Communications expense was $67 million in the first quarter of 1999, up $20 million, or 42%, from the first quarter of 1998. The increase was primarily due to higher customer trading volumes, increased customer use of automated telephonic and online channel news, quotation and information services, higher postage costs in connection with higher customer trading volume, and additional leased telephone lines related to online service offerings.
      Occupancy and equipment expense was $60 million in the first quarter of 1999, up $15 million, or 33%, from the first quarter of 1998. This increase was primarily due to additional lease expenses on the Company's expanded office space, as well as increased maintenance and lease expenses on data processing equipment.
      Other expenses were $54 million in the first quarter of 1999, up $33 million, or 156%, from the first quarter of 1998. This increase was primarily due to higher volume-related trade errors and bad debts, and an increase in business tax expense.
      The Company's effective income tax rate for both the first quarter of 1999 and 1998 was 39.5%.


                         Liquidity and Capital Resources

Liquidity

Schwab

      Liquidity needs relating to customer trading and margin borrowing activities are met primarily through cash balances in customer accounts, which were $18.5 billion and $17.5 billion at March 31, 1999 and December 31, 1998, respectively. Management believes that customer cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
      Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement of $1 million. At March 31, 1999, Schwab's net capital was $1,158 million (10% of aggregate debit balances), which was $922 million in excess of its minimum required net capital and $570 million in excess of 5% of aggregate debit balances. Schwab has historically targeted net capital to be 10% of its aggregate debit balances, which primarily consist of customer margin loans. To achieve this target, as customer margin loans have grown, an increasing amount of cash flows have been retained to support aggregate debit balances.
      To manage Schwab's regulatory capital position, CSC provides Schwab with a $750 million subordinated revolving credit facility maturing in September 2000, of which $590 million was outstanding at March 31, 1999. At quarter end, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from CSC maturing in 2000. Borrowings under these subordinated lending arrangements qualify as regulatory capital for Schwab.
      To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines totaling $545 million at March 31, 1999 (these lines are also available for CSC to use). Schwab used such borrowings for 18 days during the first quarter of 1999, with the daily amounts borrowed averaging $139 million. These lines were unused at March 31, 1999.
      To satisfy the margin requirement of customer option transactions with the Options Clearing Corporation, Schwab had unsecured letter of credit agreements with 10 banks totaling $845 million at March 31, 1999. Schwab pays a fee to maintain these letter of credit agreements. No funds were drawn under these agreements at March 31, 1999.

M&S

      M&S' liquidity needs are generally met through earnings generated by its operations. Most of M&S' assets are liquid, consisting primarily of marketable securities, cash and cash equivalents, and receivable from brokers, dealers and clearing organizations.
      M&S' liquidity is affected by the same net capital regulatory requirements as Schwab (see discussion above). At March 31, 1999, M&S' net capital was $12 million, which was $11 million in excess of its minimum required net capital.
      M&S may borrow up to $35 million under a subordinated lending arrangement with CSC maturing in 2000. Borrowings under this arrangement qualify as regulatory capital for M&S. This facility was unused during the first quarter of 1999.

CSC

      CSC's liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. As discussed above, Schwab and M&S are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs and maintaining Schwab's and M&S' net capital.
      CSC has liquidity needs that arise from its issued and outstanding $351 million Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, common stock repurchases and acquisitions. The Medium-Term Notes have maturities ranging from 1999 to 2008 and fixed interest rates ranging from 5.78% to 7.72% with interest payable semiannually. The Medium-Term Notes are rated A3 by Moody's Investors Service and A- by Standard & Poor's Ratings Group.
      As of March 31, 1999, CSC had a prospectus supplement on file with the Securities and Exchange Commission enabling CSC to issue up to $205 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At March 31, 1999, all of these notes remained unissued. See note "10 - Subsequent Events" in Item 1 - Notes to Condensed Consolidated Financial Statements.
      CSC may borrow under its $350 million committed, unsecured credit facility with a group of nine banks. One-half of the commitments under this facility expires in June 1999, and the other half expires in June 2001. CSC plans to renegotiate the terms for the portion that is due to expire in June 1999. The funds are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The terms of this facility require CSC to maintain minimum levels of stockholders' equity, and Schwab and M&S to maintain specified levels of net capital, as defined. The Company believes that these restrictions will not have a material effect on its ability to meet future dividend or funding requirements. This facility was unused during the first quarter of 1999.
      CSC also has access to the $545 million uncommitted, unsecured bank credit lines that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used by CSC during the first quarter of 1999.

Cash Flows and Capital Resources

      Net income plus depreciation and amortization was $178 million for the first quarter of 1999, up 75% from $102 million for the first quarter of 1998, allowing the Company to finance its operations primarily with internally generated funds. Depreciation and amortization expense related to equipment, office facilities and property was $33 million for the first quarter of 1999, as compared to $31 million for the first quarter of 1998, or 3% and 5% of revenues for each period, respectively. Amortization expense related to intangible assets was $2 million for the first quarter of 1999, as compared to $3 million for the first quarter of 1998.
      The Company's capital expenditures net of proceeds from the sale of fixed assets were $45 million in the first quarter of 1999 and $38 million in the first quarter of 1998, or 5% and 6% of revenues for each period, respectively. Capital expenditures in the first quarter of 1999 were for equipment relating to the Company's information technology systems, telecommunications equipment, leasehold improvements, and additional office furniture and equipment. The Company opened seven new domestic branch offices during the first quarter of 1999, compared to three domestic branch offices opened during the first quarter of 1998. Capital expenditures may vary from period to period as business conditions change.
      During the first quarter of 1999, 5,028,400 of the Company's stock options, with a range of exercise prices from $1.94 to $28.29, were exercised with cash proceeds received by the Company of $29 million and a related tax benefit of $114 million. This tax benefit is recorded as a reduction in income taxes payable and a corresponding increase in stockholders' equity.
      During the first quarter of 1999, the Company did not repurchase any common stock. During the first quarter of 1998, the Company repurchased 2,376,000 shares of its common stock for $61 million. Since the inception of the repurchase plan in 1988 through March 31, 1999, the Company has repurchased
66,415,400 shares of its common stock for $314 million. At March 31, 1999, authorization granted by the Company's Board of Directors allows for future repurchases of 1,225,300 shares.
      In April 1999, the Board of Directors approved a two-for-one split of the Company's common stock, which will be effected in the form of a 100% stock dividend. The stock dividend is payable July 1, 1999 to stockholders of record June 1, 1999, and is contingent upon shareholder approval of a proposed amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock. Voting on this proposed amendment will occur at the May 17, 1999 Annual Meeting of Stockholders. Share and per share data throughout this report have not been restated to reflect this transaction.
     During both the first quarter of 1999 and 1998, the Company paid common stock cash dividends totaling $11 million.
     The Company monitors both the relative composition and absolute level of its capital structure. The Company's total financial capital (borrowings plus stockholders' equity) at March 31, 1999 was $2,070 million, up $290 million, or 16% from December 31, 1998. At March 31, 1999, the Company had borrowings of $351 million, or 17% of total financial capital, that bear interest at a weighted-average rate of 6.70%. At March 31, 1999, the Company's stockholders' equity was $1,719 million, or 83% of total financial capital.

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

Status of Compliance Efforts
----------------------------

      The Company's Year 2000 compliance efforts are directed towards defined categories of actions, which include awareness, inventory, assessment, remediation, testing, installation, contingency planning and vendor management. With respect to particular business units, the work associated with those categories may be performed in phases or simultaneously with other categories of Year 2000 tasks, depending on the nature of the work to be performed and the technology and business requirements of the specific business unit. For instance, the Company's contingency planning efforts continue simultaneously with testing efforts. Attempting to assure that the Company's mission critical systems achieve Year 2000 compliance, that is, that they will operate without material errors or interruptions when processing data and transactions incorporating year 2000 dates, has received the highest priority in the Company's Year 2000 compliance efforts. "Mission critical" systems means systems critical to the ongoing operation of the business.
      Currently, the focus of the Company's efforts is testing, continuing contingency planning and vendor management. The Company anticipates that work on the contingency planning and vendor management phases of the project will continue through the century change. The Company anticipates that installation, remediation and associated required testing will be completed by mid-1999. The Company's domestic broker-dealer subsidiaries are participating in the industry-wide test sponsored by the Securities Industry Association which began in March 1999 and extended into the second quarter of 1999. As of March 31, 1999, no material exceptions had been encountered in the course of such tests.
     The Company's vendor management initiatives include creating inventories of vendors, analyzing the results of the inventories to assess the criticality of specific vendor relationships in order to formulate plans for dealing with possible Year 2000 issues, inquiring directly as to the status of vendors' Year 2000 compliance efforts, and continuing contacts with vendors to monitor the progress of vendors who may not yet have achieved Year 2000 compliance. The vendor management initiatives include computer system vendors as well as vendors of goods and services that comprise or rely upon date-dependent technology, such as embedded technology. As of December 31, 1998, the Company had contacted all significant vendors to ascertain the Year 2000 compliance status of such vendors' products and services. Vendor management initiatives also include joint testing with selected critical vendors, joint contingency planning with selected critical vendors, and addressing Year 2000 concerns with new vendors. As of March 31, 1999, more than 80% of all testable mission critical third-party products and services which vendors have represented to be Year 2000 compliant have been tested by the Company to confirm such compliance. Testing of the remainder of such products and services is continuing. The anticipated completion date for all material vendor compliance efforts for mission critical third-party products and services is July 31, 1999, except for contingency planning efforts which by their nature will be continuing until the century change is completed, and except to the extent of efforts for which completion is dependent on third parties whose actions are beyond the Company's control.
      The success of the Company's Year 2000 compliance efforts depends in part on parallel efforts being undertaken by vendors and other third parties with which the Company's systems interact and therefore, the Company is taking steps to determine the status of critical third parties' Year 2000 compliance. There can be no assurance that all such third parties will provide accurate and complete information, or that all their systems in fact will achieve full Year 2000 compliance. Third parties' Year 2000 processing failures might have a material adverse impact on the Company's systems and operations. The Company's plan may be affected by regulatory changes, changes in industry practices, and significant systems modifications unrelated to the Year 2000 project including upgrades and additions to capacity, and the cost and continued availability of qualified personnel and other resources.
      The progress of the Company's Year 2000 compliance efforts is managed and reviewed by senior management and the Company's Year 2000 Corporate Steering Committee, which is responsible for maintaining awareness of Year 2000 issues throughout the Company, monitoring overall progress of the project, resolving issues, and providing strategic direction. The Company's Board of Directors receives regular status reports on the project.

Subsidiaries Status Reports

Schwab
      As of March 31, 1999, Schwab had completed the Year 2000 compliance code modifications of its mainframe legacy systems, and had installed all such modified code into its production systems. Year 2000 compliance code modifications and pre-installation testing for all mission critical Schwab systems were more than 90% complete as of March 31, 1999, and installation into production of such modified code is anticipated to be completed by July 31, 1999. Installation into production of mission critical legacy systems which are being replaced, rather than modified, to achieve Year 2000 compliance is scheduled for completion by July 31, 1999.
      Schwab's testing strategy includes testing both prior to, and subsequent to, installation of remediated software into its production systems. The post-installation testing includes testing of selected systems to confirm Year 2000 readiness, and testing with certain third parties, including vendors and industry tests.

CSE
      As of March 31, 1999, CSE had completed the code modification for all of the code of its mission critical systems. More than 65% of such modified code has been future date tested and installed into CSE's production systems and the remainder is currently undergoing testing. The testing is anticipated to be completed during the second quarter of 1999.

CSIM
      As of December 31, 1998, CSIM had completed the code modification and future date testing for all of the code of its mission critical systems, and such code had been installed into its production systems.

M&S
      As of December 31, 1998, M&S had completed the code modification and future date testing for all of the code of its mission critical systems, and such code had been installed into its production systems.

      Post-installation testing for Schwab, CSE, CSIM and M&S will continue through July 31, 1999.

Contingency Planning and Risks
------------------------------

      The Company commenced its contingency planning efforts in 1997. Its contingency planning process is intended to create, update, and implement, as necessary, plans in the event of Year 2000 errors or failures of third parties with whom the Company interacts or who supply critical services or goods to the Company, or of the Company itself.
      In management's opinion, currently there is not sufficient reliable information available to enable the Company to determine whether any specific Year 2000 failures are reasonably likely to occur. The Company continues to take steps to reduce this uncertainty through its testing strategy and by participating in industry conferences, communicating with business alliance partners, monitoring the progress of critical vendors, monitoring national and international governmental and industry initiatives, and working with professional consultants and advisors. Given the uncertainty of predicting at this point which, if any, Year 2000 errors or failures are reasonably likely to occur, the Company's contingency planning process targets systems, transactions, processes, and third parties that are deemed to be critical to the Company's business, results of operations, or financial condition.

Compliance Cost Estimates
-------------------------

      The Company currently estimates that the cost of completing its Year 2000 project, including mission critical and other core brokerage computer systems, distributed applications, facilities, and systems in subsidiaries other than Schwab, but excluding potential costs related to the implementation of contingency plans that address possible Year 2000 failures of third-party systems or the Company's systems, is approximately $80 million to $95 million. The Company's cost estimate excludes the time that may be spent by staff not specifically dedicated to the Year 2000 project. As of March 31, 1999, the Company had incurred approximately $60 million of the estimated cost of the entire project.
      The estimated cost and timing of the project are based on the Company's estimates, which make numerous assumptions about future events. However, there can be no assurance that these estimates will be correct and actual costs and timing could differ materially from these estimates. The Company has funded and expects to fund all Year 2000 related costs through operating cash flows and a reallocation of the Company's overall developmental spending. This reallocation did not result in the delay of any critical information technology projects. In accordance with generally accepted accounting principles, Year 2000 expenditures are expensed as incurred.


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments Held For Trading Purposes

      The Company held government securities and certificates of deposit with a fair value of approximately $23 million and $7 million at March 31, 1999 and 1998, respectively. These securities, and the associated interest rate risk, are not material to the Company's financial position, results of operations or cash flows.
      Through Schwab and M&S, the Company maintains inventories in exchange-listed and Nasdaq equity securities on both a long and short basis. The fair value of these securities at March 31, 1999 was $50 million in long positions and $32 million in short positions. The fair value of these securities at March 31, 1998 was $32 million in long positions and $38 million in short positions. Using a hypothetical 10% increase or decrease in prices, the potential loss or gain in fair value, respectively, is estimated to be approximately $1,800,000 and $600,000, respectively, due to the offset of change in fair value in long and short positions. In addition, the Company generally enters into exchange-traded option contracts to hedge against potential losses in equity inventory positions, thus reducing this potential loss exposure. This hypothetical 10% change in fair value of these securities at March 31, 1999 and 1998 would not be material to the Company's financial position, results of operations or cash flows. The notional amount and fair value of option contracts were not material to the Company's consolidated balance sheets at March 31, 1999 and 1998.

Financial Instruments Held For Purposes Other Than Trading

      For its working capital and reserves required to be segregated under federal or other regulations, the Company invests in money market funds, resale agreements, certificates of deposit, and commercial paper. Money market funds do not have maturity dates and do not present a material market risk. The other financial instruments, as shown in the following table, are fixed rate investments with short maturities and are not subject to material changes in value due to interest rate movements (dollars in millions):

--------------------------------------------------------------------------
                                           Principal Amount
                                           by Maturity Date    Fair Value
March 31,                                  2000  Thereafter   1999    1998
--------------------------------------------------------------------------
Resale agreements (1)                  $  6,923             $6,923  $5,956
  Weighted-average interest rate          4.76%
Certificates of deposit                $  1,753             $1,753  $1,820
  Weighted-average interest rate          4.84%
Commercial paper                       $    375             $  375  $  319
  Weighted-average interest rate          5.03%
==========================================================================

(1) Fair value at March 31, 1998 includes resale agreements of $5,846 million included in cash and investments required to be segregated under federal or other regulations and $110 million included in cash and cash equivalents.

      At March 31, 1999, CSC had $351 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 5.78% to 7.72%. At March 31, 1998, CSC had $361 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 5.67% to 7.72%. The Company has fixed cash flow requirements regarding these Medium-Term Notes due to the fixed rate of interest. The fair value of these Medium-Term Notes at March 31, 1999 and 1998, based on estimates of market rates for debt with similar terms and remaining maturities, approximated their carrying amount. The table below presents the principal amount of these Medium-Term Notes by year of maturity (dollars in millions):

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
============================================================

      The Company maintains investments in mutual funds, approximately $50 million and $45 million at March 31, 1999 and 1998, respectively, to fund obligations under its deferred compensation plan, which is available to certain employees. Any decrease in the fair value of these investments would result in a comparable decrease in the deferred compensation plan obligation and would not affect the Company's financial position, results of operations or cash flows.



PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings

      The discussions of legal proceedings in Notes to Condensed Consolidated Financial Statements, under note "7 - Commitments and Contingent Liabilities" in
Part I - Financial Information, Item 1., is incorporated herein by reference.

Item 2.     Changes in Securities and Use of Proceeds

      None.

Item 3.     Defaults Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Other Information

     As of April 1, 1999, the Company's Management Committee was expanded from 12 to 16 members. The four new members are as follows:

Christopher V. Dodds          Executive Vice President - Finance
Carrie E. Dwyer               Executive Vice President, General Counsel and
                                  Corporate Secretary
John P. McGonigle             Executive Vice President - Mutual Funds
George A. Rich                Executive Vice President - Human Resources

      The Company's 1999 Annual Meeting of Stockholders will be held on Monday, May 17, 1999 at 2:00 p.m. at the Yerba Buena Center for the Arts Theater, 700 Howard Street, San Francisco, California. Any questions concerning the Annual Meeting should be directed to the Assistant Corporate Secretary at (415) 636-1406.

Item 6.     Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q.

--------------------------------------------------------------------------------

  Exhibit
  Number                Exhibit
--------------------------------------------------------------------------------
  10.204 The Charles Schwab Corporation Deferred Compensation Plan, as amended through January 20, 1999 (supersedes Exhibit 10.199 to the Registrant's Form 10-Q for the quarter ended September 30, 1998).

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




                                               THE  CHARLES  SCHWAB  CORPORATION
                                                         (Registrant)




Date:   May 11, 1999                                 /s/ Steven L. Scheid
        ------------                  ------------------------------------------
                                                         Steven L. Scheid
                                                    Executive Vice President and
                                                       Chief Financial Officer