Form 10-Q
period 1999-06-30
SCHWAB CHARLES CORP
filed 1999-08-11
CIK 316709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1999       Commission file number 1-9700



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

               817,800,796* shares of $.01 par value Common Stock
                          Outstanding on July 30, 1999

* Reflects the two-for-one common stock split declared April 22, 1999, distributed July 1, 1999.

                         THE CHARLES SCHWAB CORPORATION

                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 1999

                                      Index

                                                                            Page

Part I - Financial Information

     Item 1.      Condensed Consolidated Financial Statements:

                      Statement of Income                                     1
                      Balance Sheet                                           2
                      Statement of Cash Flows                                 3
                      Notes                                                  4-6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       7-22

     Item 3.      Quantitative and Qualitative Disclosures About Market
                  Risk                                                     22-23


Part II - Other Information

     Item 1.      Legal Proceedings                                        23-24

     Item 2.      Changes in Securities and Use of Proceeds                  24

     Item 3.      Defaults Upon Senior Securities                            24

     Item 4.      Submission of Matters to a Vote of Security Holders        24

     Item 5.      Other Information                                          25

     Item 6.      Exhibits and Reports on Form 8-K                           25


Signature                                                                    26


FORWARD-LOOKING STATEMENTS In addition to historical information, this interim report contains forward-looking statements that reflect management's expectations. These statements relate to, among other things, Company contingencies, strategy, profit margin, sources of liquidity, development spending, capital expenditures, and the Year 2000 project. Achievement of the expressed expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from those expectations. See "Forward-Looking Statements" in Management's Discussion and Analysis of Financial Condition and Results of Operations in this interim report for a discussion of important factors that may cause such differences.

                         THE CHARLES SCHWAB CORPORATION

                         Part 1 - FINANCIAL INFORMATION
               Item 1. Condensed Consolidated Financial Statements


                         THE CHARLES SCHWAB CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                               Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                                1999         1998          1999          1998
                                                                ----         ----          ----          ----
Revenues
    Commissions                                              $464,217      $299,332    $  936,869    $  597,177
    Mutual fund service fees                                  179,572       136,360       348,867       261,742
    Interest revenue, net of interest expense(1)              167,807       116,277       317,658       220,868
    Principal transactions                                    136,837        59,078       268,148       111,736
    Other                                                      33,669        26,913        62,145        50,843
----------------------------------------------------------------------------------------------------------------
Total                                                         982,102       637,960     1,933,687     1,242,366
----------------------------------------------------------------------------------------------------------------

Expenses Excluding Interest
    Compensation and benefits                                 403,637       278,813       793,851       544,686
    Communications                                             69,312        53,026       136,075       100,070
    Occupancy and equipment                                    61,820        51,536       121,795        96,706
    Advertising and market development                         54,483        27,567       107,074        67,717
    Depreciation and amortization                              36,418        35,255        71,287        69,450
    Professional services                                      36,427        22,433        68,704        41,480
    Commissions, clearance and floor brokerage                 24,502        20,509        48,889        39,858
    Other                                                      45,924        22,940       100,341        44,184
----------------------------------------------------------------------------------------------------------------
Total                                                         732,523       512,079     1,448,016     1,004,151
----------------------------------------------------------------------------------------------------------------

Income before taxes on income                                 249,579       125,881       485,671       238,215
Taxes on income                                                98,588        49,525       191,813        93,895
----------------------------------------------------------------------------------------------------------------

Net Income                                                   $150,991      $ 76,356    $  293,858    $  144,320
================================================================================================================

Weighted-average common shares outstanding - diluted(2)       845,554       819,385       842,048       821,929
================================================================================================================

Earnings Per Share(2)
     Basic                                                   $    .18      $    .09    $      .36    $      .18
     Diluted                                                 $    .18      $    .09    $      .35    $      .18
================================================================================================================

Dividends Declared Per Common Share(2)                       $  .0140      $  .0133    $    .0280    $    .0266
================================================================================================================

(1) Interest expense for the three months ended June 30, 1999 and 1998 was $176,096 and $160,643, respectively. Interest expense for the six months ended June 30, 1999 and 1998 was $349,641 and $316,238, respectively.

(2)  Reflects the two-for-one common stock split distributed July 1, 1999.

See Notes to Condensed Consolidated Financial Statements.


                         THE CHARLES SCHWAB CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                    June 30,      December 31,
                                                                                      1999            1998
                                                                                      ----            ----
Assets
  Cash and cash equivalents                                                       $ 1,467,962      $ 1,155,928
  Cash and investments required to be segregated under federal or other regulations (including resale agreements of $6,172,089 in 1999
      and $7,608,067 in 1998)                                                       7,405,403       10,242,943
  Receivable from brokers, dealers and clearing organizations                         364,564          334,334
  Receivable from customers - net                                                  13,295,371        9,646,140
  Securities owned - at market value                                                  320,273          242,115
  Equipment, office facilities and property - net                                     454,912          396,163
  Intangible assets - net                                                              46,332           46,274
  Other assets                                                                        197,244          200,493
---------------------------------------------------------------------------------------------------------------

      Total                                                                       $23,552,061      $22,264,390
===============================================================================================================

Liabilities and Stockholders' Equity
  Drafts payable                                                                  $   170,927      $   324,597
  Payable to brokers, dealers and clearing organizations                            1,394,987        1,422,300
  Payable to customers                                                             18,948,074       18,119,622
  Accrued expenses and other liabilities                                              712,284          618,249
  Borrowings                                                                          411,047          351,000
---------------------------------------------------------------------------------------------------------------
      Total liabilities                                                            21,637,319       20,835,768
---------------------------------------------------------------------------------------------------------------

  Stockholders' equity:
      Preferred stock - 9,940 shares authorized; $.01 par value
          per share; none issued
      Common stock - 2,000,000 and 500,000 shares authorized in 1999 and 1998, respectively; $.01 par value per share; 817,362 and 803,765
           shares issued and outstanding in 1999 and 1998, respectively*                4,087            4,019
      Additional paid-in capital                                                      467,030          213,312
      Retained earnings                                                             1,522,081        1,254,953
      Unearned ESOP shares                                                               (393)          (1,088)
      Unamortized restricted stock compensation                                       (77,019)         (43,882)
      Foreign currency translation adjustment                                          (1,044)           1,308
---------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                               1,914,742        1,428,622
---------------------------------------------------------------------------------------------------------------

  Total                                                                           $23,552,061      $22,264,390
===============================================================================================================


*  Shares issued and outstanding reflect the two-for-one common stock split distributed July 1, 1999.

See Notes to Condensed Consolidated Financial Statements.



                         THE CHARLES SCHWAB CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                 1999             1998
                                                                                 ----             ----
Cash flows from operating activities
  Net income                                                                $  293,858      $   144,320
      Noncash items included in net income:
          Depreciation and amortization                                         71,287           69,450
          Compensation payable in common stock                                  35,603           15,036
          Deferred income taxes                                                 (1,680)             460
          Other                                                                  8,628              324
  Change in securities owned                                                   (78,158)          50,180
  Change in other assets                                                         4,978           44,809
  Change in accrued expenses and other liabilities                             237,514           28,957
--------------------------------------------------------------------------------------------------------
      Net cash provided before change in customer-related balances             572,030          353,536
--------------------------------------------------------------------------------------------------------

  Change in customer-related balances:
      Cash and investments required to be segregated under
            federal or other regulations                                     2,813,815         (330,678)
      Receivable from brokers, dealers and clearing organizations              (37,153)        (135,818)
      Receivable from customers                                             (3,661,270)      (1,268,545)
      Drafts payable                                                          (152,950)         (42,817)
      Payable to brokers, dealers and clearing organizations                   (20,544)         215,009
      Payable to customers                                                     854,715        1,510,485
--------------------------------------------------------------------------------------------------------
        Net change in customer-related balances                               (203,387)         (52,364)
--------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                            368,643          301,172
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Purchase of equipment, office facilities and property - net                  (98,637)         (85,401)
  Costs of internal-use software                                               (26,886)
  Cash payments for business acquired, net of cash received                     (5,657)
  Cash value received on life insurance policies                                65,324
--------------------------------------------------------------------------------------------------------
          Net cash used by investing activities                                (65,856)         (85,401)
--------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Repayment of loans on life insurance policies                                (65,321)
  Proceeds from borrowings                                                      60,000           30,000
  Dividends paid                                                               (22,665)         (21,285)
  Purchase of treasury stock                                                                   (122,477)
  Proceeds from stock options exercised and other                               37,871           15,926
--------------------------------------------------------------------------------------------------------
          Net cash provided (used) by financing activities                       9,885          (97,836)
--------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                      (638)             146
--------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                          312,034          118,081
Cash and cash equivalents at beginning of period                             1,155,928          797,447
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                  $1,467,962      $   915,528
========================================================================================================

See Notes to Condensed Consolidated Financial Statements.


                         THE CHARLES SCHWAB CORPORATION

                               NOTES TO CONDENSED
                             CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements include The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company). CSC is a holding company engaged, through its subsidiaries, in securities brokerage and related financial services. CSC's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer with 310 domestic branch offices in 47 states, as well as branches in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. Another subsidiary, Charles Schwab Europe (CSE) is a retail securities brokerage firm located in the United Kingdom. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, and Mayer & Schweitzer, Inc. (M&S), a market maker in Nasdaq and other securities providing trade execution services to broker-dealers and institutional customers.
      These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Stockholders, which are incorporated by reference in the Company's 1998 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999. The Company's results for any interim period are not necessarily indicative of results for a full year.
      Certain items in prior periods' financial statements have been reclassified to conform to the 1999 presentation.

2.  New Accounting Standard

     Statement of Financial Accounting Standards (SFAS) No. 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133, was issued in June 1999 and amends the effective date of SFAS No. 133. The Company is required to adopt SFAS No. 133 by January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability, measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and such hedge accounting treatment is elected. While the Company is currently evaluating the effects of this statement, its adoption is not expected to have a material impact on the Company's financial position, results of operations, earnings per share or cash flows.

3.  Costs of Internal-Use Software

      Statement of Position 98-1 - Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, was adopted by the Company effective January 1, 1999. This statement requires that certain costs incurred for purchasing or developing software for internal use be capitalized and amortized over the software's estimated useful life of three years. In prior periods, the Company capitalized costs incurred for purchasing internal-use software, but expensed costs incurred for developing internal-use software. In accordance with this statement, prior periods' financial statements were not adjusted to reflect this accounting change. Adoption of this statement resulted in the capitalization of $16 million of internal-use software development costs during the second quarter of 1999, which increased net income by $9 million (net of income taxes of $7 million), or $.01 diluted earnings per share. Adoption of this statement resulted in the capitalization of $27 million of internal-use software development costs during the first half of 1999, which increased net income by $16 million (net of income taxes of $11 million), or $.02 diluted earnings per share.

4.  Comprehensive Income

      SFAS No. 130 - Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income, which includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows (in thousands):

--------------------------------------------------------------------------------
                                                Three                 Six
                                             Months Ended         Months Ended
                                               June 30,             June 30,
                                            1999     1998        1999      1998
--------------------------------------------------------------------------------
Net income                               $150,991   $76,356   $293,858  $144,320
Foreign currency translation adjustment    (1,105)     (136)    (2,352)      598
--------------------------------------------------------------------------------
Total comprehensive income               $149,886   $76,220   $291,506  $144,918
================================================================================

5.  Earnings Per Share

      SFAS No. 128 - Earnings Per Share, requires a dual presentation of basic and diluted earnings per share (EPS). Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per share under the basic and diluted computations are as follows (in thousands, except per share amounts):

--------------------------------------------------------------------------------
                                                Three                 Six
                                             Months Ended         Months Ended
                                               June 30,             June 30,
                                            1999      1998       1999      1998
--------------------------------------------------------------------------------
Net income                               $150,991  $ 76,356   $293,858  $144,320
================================================================================
Weighted-average common shares
   outstanding - basic (1)                810,022   791,729    806,719   792,895
Common stock equivalent shares related
   to stock incentive plans (1)            35,532    27,656     35,329    29,034
--------------------------------------------------------------------------------
Weighted-average common shares
   outstanding - diluted (1)              845,554   819,385    842,048   821,929
================================================================================
Basic EPS (1)                            $    .18  $    .09   $    .36  $    .18
================================================================================
Diluted EPS (1)                          $    .18  $    .09   $    .35  $    .18
================================================================================
(1)  Reflects the two-for-one common stock split distributed July 1, 1999.

      The computation of diluted EPS for the six months ended June 30, 1999 and 1998, respectively, excludes stock options to purchase 531,000 and 20,342,000 shares, respectively, because the exercise prices for those options were greater than the average market price of the common shares, and therefore the effect would be antidilutive.

6.  Regulatory Requirements

      Schwab and M&S are subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule) and each compute net capital under the alternative method permitted by this Rule, which requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from customer transactions or a minimum dollar amount, which is based on the type of business conducted by the broker-dealer. The minimum dollar amount for both Schwab and M&S is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement. At June 30, 1999, Schwab's net capital was $1,436 million (11% of aggregate debit balances), which was $1,172 million in excess of its minimum required net capital and $775 million in excess of 5% of aggregate debit balances. At June 30, 1999, M&S' net capital was $8 million, which was $7 million in excess of its minimum required net capital.
      Schwab and CSE had portions of their cash and investments segregated for the exclusive benefit of customers at June 30, 1999, in accordance with applicable regulations. M&S had no such cash reserve requirement at June 30, 1999.

7.  Commitments and Contingent Liabilities

      The nature of the Company's business subjects it to numerous regulatory investigations, claims, lawsuits and other proceedings in the ordinary course of its business. The ultimate outcome of these matters cannot be determined at this time, and the results of these legal proceedings cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company's results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company's financial condition and results of operations. However, it is the opinion of management, after consultation with outside legal counsel, that the ultimate outcome of these matters will not have a material adverse impact on the financial condition or operating results of the Company.
     For discussion of legal proceedings, see Part II - Other Information, Item 1 - Legal Proceedings.

8.  Segment Information

      Under SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information, the Company structures its segments according to its various types of customers and the services provided to those customers. These segments have been aggregated based on similarities in economic characteristics, types of customers, services provided, distribution channels and regulatory environment, into three reportable segments - Individual Investor, Institutional Investor and Capital Markets.
      Financial information for the Company's reportable segments is presented in the table below (in thousands). Intersegment revenues are immaterial and are therefore not disclosed. Total revenues and income before taxes on income are equal to the Company's consolidated amounts as reported in the condensed consolidated statement of income.

--------------------------------------------------------------------------------
                                            Three                  Six
                                         Months Ended          Months Ended
                                           June 30,              June 30,
                                        1999     1998        1999        1998
--------------------------------------------------------------------------------
Revenues
Individual Investor                  $685,506  $463,695  $1,350,267  $  902,527
Institutional Investor                145,327   103,958     287,271     205,029
Capital Markets                       151,269    70,307     296,149     134,810
--------------------------------------------------------------------------------
   Total                             $982,102  $637,960  $1,933,687  $1,242,366
================================================================================
Income (Loss) Before Taxes on Income
Individual Investor                  $173,259  $ 98,460  $  342,019  $  190,767
Institutional Investor                 36,889    26,716      73,967      51,198
Capital Markets                        39,431       705      69,685      (3,750)
--------------------------------------------------------------------------------
   Total                             $249,579  $125,881  $  485,671  $  238,215
================================================================================

9.  Supplemental Cash Flow Information

      Certain information affecting the cash flows of the Company follows (in thousands):

--------------------------------------------------------------------------------
                                                              Six Months Ended
                                                                  June 30,
                                                             1999          1998
--------------------------------------------------------------------------------

Income taxes paid                                          $ 34,621    $ 62,037
================================================================================

Interest paid:
   Customer cash balances                                  $312,011    $279,552
   Stock-lending activities                                  15,733      19,576
   Borrowings                                                11,934      11,543
   Other                                                     10,771       5,604
--------------------------------------------------------------------------------
Total interest paid                                        $350,449    $316,275
================================================================================

                         THE CHARLES SCHWAB CORPORATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             Description of Business

      The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide securities brokerage and related financial services for 6.2 million active customer accounts(a). Customer assets in these accounts totaled $591.7 billion at June 30, 1999. CSC's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer with 310 domestic branch offices in 47 states, as well as branches in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. Another subsidiary, Charles Schwab Europe (CSE), is a retail securities brokerage firm located in the United Kingdom. Other subsidiaries include Charles Schwab Investment Management, Inc.
(CSIM), the investment advisor for Schwab's proprietary mutual funds, and Mayer & Schweitzer, Inc. (M&S), a market maker in Nasdaq and other securities
providing  trade  execution   services  to   broker-dealers   and  institutional
customers.

--------
(a) Accounts with balances or activity within the preceding eight months.

      The Company provides financial services to individuals, institutional customers and broker-dealers through three segments - Individual Investor, Institutional Investor and Capital Markets. The Individual Investor segment includes the Company's domestic and international retail operations. The Institutional Investor segment provides custodial, trading and support services to independent investment managers, and serves company 401(k) plan sponsors and third-party administrators. The Capital Markets segment provides trade execution services in Nasdaq, exchange-listed and other securities primarily to broker-dealers and institutional customers. The Company's mutual fund services are considered a product and not a segment. Mutual fund service fees are included in both the Individual Investor and Institutional Investor segments.
      The Company's strategy is to attract and retain customer assets by focusing on a number of areas within the financial services industry - retail brokerage, mutual funds, support services for independent investment managers, 401(k) defined contribution plans and equity securities market-making.
      To pursue its strategy and its objective of long-term profitable growth, the Company plans to continue to leverage its competitive advantages. These advantages include a nationally recognized brand, a broad range of products and services, multi-channel delivery systems and an ongoing investment in technology.
      The Company's nationwide advertising and marketing programs are designed to strengthen the Schwab brand, as well as distinguish its products and services. The Company primarily uses a combination of network, cable and local television, print media, national and local radio, and athletic event sponsorship in its advertising to investors. These programs helped the Company attract $21.6 billion in net new customer assets and open 422,000 new accounts during the second quarter of 1999.
      The Company offers a broad range of value-oriented products and services to meet customers' varying investment and financial needs, including access to extensive investment research, news and information. The Company's registered representatives can assist investors in developing asset allocation strategies and evaluating their investment choices, and refer investors who desire additional guidance to independent investment managers through the Schwab AdvisorSource(TM) service. The Company's Mutual Fund Marketplace(R) provides customers with the ability to invest in 1,671 mutual funds from 273 fund families, including 1,080 Mutual Fund OneSource(R) funds. Schwab also provides custodial, trading and support services to approximately 5,600 independent investment managers. As of June 30, 1999, these managers were guiding the investments of 778,000 Schwab customer accounts containing $179.0 billion in assets.
      The Company responds to changing customer needs with continued product, technology and service innovations. During the second quarter of 1999, Schwab launched an online brokerage service, MySchwab(TM), which allows users to customize a personal Schwab home page with content provided by Excite, Inc. Also during the second quarter of 1999, Schwab introduced a redesigned Web site that features new navigational tools. Schwab also introduced a Web-based service enabling customers to open Individual Retirement Accounts online.
      The Company's multi-channel delivery systems allow customers to choose how they prefer to do business with the Company. To enable customers to obtain services in person with a Company representative, the Company maintains a network of branch offices. The Company's branch office network also provides investors with access to the Internet. Telephonic access to the Company is provided primarily through four regional customer telephone service centers and two online customer support centers that operate both during and after normal market hours. Additionally, customers are able to obtain financial information on an automated basis through the Company's automated telephonic and online channels. Automated telephonic channels include TeleBroker(R), Schwab's touch-tone telephone quote and trading service, and VoiceBroker(TM), Schwab's voice recognition quote and trading service. Online channels include the Charles Schwab Web Site(TM), an information and trading service on the Internet at www.schwab.com, and PC-based services such as SchwabLink(R), a service for investment managers. Schwab provides every retail customer access to all delivery channels and flat-fee pricing for Internet-based trades.
      The Company's ongoing investment in technology is a key element in expanding its product and service offerings, enhancing its delivery systems, providing fast and consistent customer service, reducing processing costs, and facilitating the Company's ability to handle significant increases in customer activity without a corresponding rise in staffing levels. The Company uses technology to empower its customers to manage their financial affairs and is a leader in driving technological advancements in the financial services industry.
      During the second quarter of 1999, the Company agreed in principle to establish a joint venture with The Tokio Marine and Fire Insurance Co., Ltd. and certain of its affiliates to develop a brokerage operation for Japanese investors.

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


                           Forward-Looking Statements

      In addition to historical information, this interim report contains forward-looking statements that reflect management's expectations as of the date hereof. These statements relate to, among other things, Company contingencies (see note "7 - Commitments and Contingent Liabilities" in the Notes to Condensed Consolidated Financial Statements), the Company's strategy (see Description of Business), profit margin (see Description of Business-Financial Overview), sources of liquidity (see Liquidity and Capital Resources-Liquidity), development spending (see Liquidity and Capital Resources-Development Spending), capital expenditures (see Liquidity and Capital Resources-Cash Flows and Capital Resources), and the Year 2000 project (see Liquidity and Capital Resources-Year
2000). Achievement of the expressed expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed expectations described in these statements. Important factors that may cause such differences are noted in this interim report, the Company's 1998 Annual Report to Stockholders and the Company's Form 10-K for the year ended December 31, 1998 and include, but are not limited to: the effect of customer trading patterns on Company revenues and earnings; changes in the Company's level of personnel hiring, investment in new or existing technology, or utilization of public media for advertising; changes in technology; computer system failures; risks and uncertainties associated with the Company's, its vendors', and other third parties' Year 2000 computer systems compliance; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry practices adversely affecting the Company; adverse results of litigation; the availability of external financing; changes in revenues and profit margin due to cyclical securities markets and interest rates; the level and volatility of equity prices; and a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes.


                        Three Months Ended June 30, 1999
                  Compared To Three Months Ended June 30, 1998

Financial Overview

      Net income for the second quarter of 1999 was a record $151 million, up 98% from second quarter 1998 net income of $76 million. Diluted earnings per share for the second quarters of 1999 and 1998 were $.18 and $.09 per share, respectively. Share and per share data throughout this report have been restated to reflect the effects of the two-for-one common stock split distributed July 1, 1999.
      Revenues increased mainly due to higher customer trading volume. Revenues of $982 million in the second quarter of 1999 grew $344 million, or 54%, from the second quarter of 1998 due to increases in revenues of $222 million, or 48%, in the Individual Investor segment, $81 million, or 115%, in the Capital Markets segment, and $41 million, or 40%, in the Institutional Investor segment. See note "8 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.
      One of the factors contributing to the Company's record performance was the number of online trades executed in the second quarter of 1999. The Company's trading activity is shown in the following table (in thousands):


--------------------------------------------------------------------------------
                                                          Three Months
                                                             Ended
                                                            June 30,     Percent
Daily Average Trades                                     1999     1998    Change
--------------------------------------------------------------------------------
Revenue Trades
  Online                                                114.7     48.9     135%
  TeleBroker(R)and VoiceBroker(TM)                        8.9      7.9      13
  Regional customer telephone service centers,
    branch offices and other                             36.5     31.2      17
--------------------------------------------------------------------------------
  Total                                                 160.1     88.0      82%
================================================================================
Mutual Fund OneSource(R) Trades
  Online                                                 22.0     17.0      29%
  TeleBroker and VoiceBroker                              1.0      1.0
  Regional customer telephone service centers,
    branch offices and other                             20.6     21.4      (4)
--------------------------------------------------------------------------------
  Total                                                  43.6     39.4      11%
================================================================================
Total Daily Average Trades
  Online                                                136.7     65.9     107%
  TeleBroker and VoiceBroker                              9.9      8.9      11
  Regional customer telephone service centers,
    branch offices and other                             57.1     52.6       9
--------------------------------------------------------------------------------
  Total                                                 203.7    127.4      60%
================================================================================

      Assets in Schwab customer accounts were $591.7 billion at June 30, 1999, an increase of $164.1 billion, or 38%, from a year ago as shown in the table below. This increase from June 30, 1998 resulted from net new customer assets of $90.3 billion and net market gains of $73.8 billion.

--------------------------------------------------------------------------------
Growth in Schwab Customer
   Assets and Accounts
   (In billions, at quarter end,                           June 30,      Percent
   except as noted)                                     1999      1998    Change
--------------------------------------------------------------------------------
Assets in Schwab customer accounts
   Schwab One(R) and other cash equivalents           $ 18.6    $ 13.8      35%
   SchwabFunds(R):
     Money market funds                                 75.1      55.5      35
     Equity and bond funds                              18.8      11.2      68
--------------------------------------------------------------------------------
       Total SchwabFunds                                93.9      66.7      41
--------------------------------------------------------------------------------
   Mutual Fund Marketplace(R)(1):
     Mutual Fund OneSource
       Retail                                           42.5      37.3      14
       Schwab Institutional(TM)(2)                      37.6      32.0      18
--------------------------------------------------------------------------------
         Total Mutual Fund OneSource                    80.1      69.3      16
     All other                                          68.2      58.0      18
--------------------------------------------------------------------------------
       Total Mutual Fund Marketplace                   148.3     127.3      16
--------------------------------------------------------------------------------
         Total mutual fund assets                      242.2     194.0      25
--------------------------------------------------------------------------------
   Equity and other securities (1)                     303.5     196.4      55
   Fixed income securities                              40.6      32.3      26
   Margin loans outstanding                            (13.2)     (8.9)     48
--------------------------------------------------------------------------------
   Total                                              $591.7    $427.6      38%
================================================================================
Net growth in assets in Schwab customer accounts
   (for the quarter ended)
     Net new customer assets                          $ 21.6    $ 17.1
     Net market gains                                   28.1       3.8
--------------------------------------------------------------------------------
   Net growth                                         $ 49.7    $ 20.9
================================================================================
New Schwab customer accounts
   (in thousands, for the
   quarter ended)                                      421.9     347.3      21%
Active Schwab customer
   accounts (in millions) (3)                            6.2       5.3      17
================================================================================
Active online Schwab customer
   accounts (in millions) (4)                            2.8       1.8      56%
Online Schwab customer assets                         $251.3    $128.1      96
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

     Total operating expenses excluding interest during the second quarter of 1999 were $733 million, up 43% from $512 million for the second quarter of 1998, primarily resulting from additional staff and related costs.
     The after-tax profit margin for the second quarter of 1999 was 15.4%, up from 12.0% for the second quarter of 1998. The Company's ongoing investments in people, technology and brand may cause the after-tax profit margin for the second half of 1999 to move back towards the levels achieved in recent years. The annualized return on stockholders' equity for the second quarter of 1999 was 33%, up from 26% for the second quarter of 1998.

REVENUES

      Revenues grew $344 million, or 54%, in the second quarter of 1999, due to a $165 million, or 55%, increase in commission revenues and a $78 million, or 132%, increase in principal transaction revenues, as well as a $52 million, or 44%, increase in interest revenue, net of interest expense (referred to as net interest revenue) and a $43 million, or 32%, increase in mutual fund service fees.

--------------------------------------------------------------------------------
                                                                  Three  Months
                                                                      Ended
                                                                     June 30,
Composition of Revenues                                           1999     1998
--------------------------------------------------------------------------------
Commissions                                                        47%      47%
Principal transactions                                             14        9
--------------------------------------------------------------------------------
   Total trading revenues                                          61       56
--------------------------------------------------------------------------------
Mutual fund service fees                                           18       21
Net interest revenue                                               17       18
Other                                                               4        5
--------------------------------------------------------------------------------
   Total non-trading revenues                                      39       44
--------------------------------------------------------------------------------
Total                                                             100%     100%
================================================================================

Commissions

      The Company earns commission revenues by executing customer trades primarily through the Individual Investor and Institutional Investor segments. These revenues are affected by the number of customer accounts that traded, the average number of commission-generating trades per account, and the average commission per trade.
      Commission revenues for the Company were $464 million for the second quarter of 1999, up $165 million, or 55%, from the second quarter of 1998. As shown in the table below, the total number of revenue trades executed by the Company has increased 82% as the Company's customer base, as well as customer trading activity per account, has grown. Average commission per revenue trade decreased 14%. This decline was mainly due to an increase in the proportion of trades placed through the Company's online channels, which have lower commission rates than the Company's other channels.

--------------------------------------------------------------------------------
                                                     Three   Months
                                                         Ended
Commissions Earned on                                   June 30,         Percent
  Customer Revenue Trades                            1999      1998       Change
--------------------------------------------------------------------------------
Customer accounts that traded during the quarter
  (in thousands)                                    1,666     1,263         32%
Average customer revenue trades per account          6.05      4.38         38
Total revenue trades (in thousands)                10,079     5,534         82
Average commission per revenue trade              $ 46.44    $54.12        (14)
Commissions earned on customer revenue trades
  (in millions) (1)                               $   468    $  299         57
================================================================================
(1) Includes certain non-commission revenues relating to the execution of customer trades totaling $10 million in the second quarter of 1999 and $5 million in the second quarter of 1998. Excludes commissions on trades relating to specialist operations totaling $6 million in the second quarter of 1999 and $5 million in the second quarter of 1998.


Mutual Fund Service Fees

      The Company earns mutual fund service fees for recordkeeping and shareholder services provided to third-party funds, and for transfer agent services, shareholder services, administration and investment management provided to its proprietary funds. These fees are based upon the daily balances of customer assets invested in third-party funds and upon the average daily net assets of Schwab's proprietary funds. Mutual fund service fees are earned primarily through the Individual Investor and Institutional Investor segments.
      Mutual fund service fees were $180 million for the second quarter of 1999, up $43 million, or 32%, from the second quarter of 1998. This increase was primarily due to a significant increase in customer assets in Schwab's proprietary funds, collectively referred to as the SchwabFunds(R), as well as an increase in customer assets in funds purchased through Schwab's Mutual Fund OneSource(R) service.

Net Interest Revenue

     Net interest revenue is the difference between interest earned on assets (mainly margin loans to customers and investments) and interest paid on liabilities (mainly customer cash balances). Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates. Substantially all of the Company's net interest revenue is earned by Schwab through the Individual Investor and Institutional Investor segments.
    Net interest revenue was $168 million for the second quarter of 1999, up $52 million, or 45%, from the second quarter of 1998 as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                     Three   Months
                                                         Ended
                                                        June 30,         Percent
                                                     1999      1998       Change
--------------------------------------------------------------------------------
Interest Revenue
Margin loans to customers                            $235      $169         39%
Investments, customer-related                          88        96         (8)
Other                                                  21        12         75
--------------------------------------------------------------------------------
   Total                                              344       277         24
--------------------------------------------------------------------------------

Interest Expense
Customer cash balances                                157       142         11
Stock-lending activities                                7        10        (30)
Borrowings                                              7         6         17
Other                                                   5         3         67
--------------------------------------------------------------------------------
   Total                                              176       161          9
--------------------------------------------------------------------------------

Net interest revenue                                 $168      $116         45%
================================================================================

      Customer-related daily average balances, interest rates and average net interest margin for the second quarters of 1999 and 1998 are summarized in the following table (dollars in millions):

--------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                   June 30,
                                                              1999          1998
--------------------------------------------------------------------------------
Interest-Earning Assets (customer-related):
Margin loans to customers:
  Average balance outstanding                               $13,174      $ 8,825
  Average interest rate                                       7.16%        7.67%
Investments:
  Average balance outstanding                               $ 7,866      $ 7,290
  Average interest rate                                       4.51%        5.29%
Average yield on interest-earning assets                      6.17%        6.59%
Funding Sources (customer-related
   and other):
Interest-bearing customer cash balances:
  Average balance outstanding                               $16,757      $12,841
  Average interest rate                                       3.76%        4.44%
Other interest-bearing sources:
  Average balance outstanding                               $ 1,503      $ 1,345
  Average interest rate                                       3.62%        4.32%
Average noninterest-bearing portion                         $ 2,780      $ 1,929
Average interest rate on funding sources                      3.25%        3.90%
Summary:
  Average yield on interest-earning assets                    6.17%        6.59%
  Average interest rate on funding sources                    3.25%        3.90%
--------------------------------------------------------------------------------
Average net interest margin                                   2.92%        2.69%
================================================================================

      The increase in net interest revenue from the second quarter of 1998 was primarily due to higher levels of margin loans to customers, partially offset by higher average customer cash balances.

Principal Transactions

      Principal transaction revenues are primarily comprised of net gains from market-making activities in Nasdaq and other securities through the Capital Markets segment. Factors that influence principal transaction revenues include the volume of customer trades, market price volatility, average revenue per share traded and changes in regulations and industry practices.
      Principal transaction revenues were $137 million for the second quarter of 1999, up $78 million, or 132%, from the second quarter of 1998. This increase was primarily due to higher average revenue per share traded, as well as greater share volume handled by M&S.

Expenses Excluding Interest

      Compensation and benefits expense was $404 million for the second quarter of 1999, up $125 million, or 45%, from the second quarter of 1998 primarily due to higher variable compensation expense resulting from the Company's financial performance, as well as a greater number of employees. The following table shows a comparison of certain compensation and benefits components and employee data (in thousands):

--------------------------------------------------------------------------------
                                                                   Three Months
                                                                      Ended
                                                                     June 30,
                                                                   1999    1998
--------------------------------------------------------------------------------
Compensation and benefits expense as a
   % of revenues                                                   41%      44%
Variable compensation as a
   % of compensation and benefits expense                          33%      21%
Compensation for temporary employees,
   contractors and overtime hours as a
   % of compensation and benefits expense                          13%      15%
Full-time equivalent employees(1)                                 15.8     13.2
Revenues per average full-time equivalent
   employee                                                      $63.3    $48.1
================================================================================
(1) Includes full-time, part-time and temporary employees, and persons employed on a contract basis.

      Communications expense was $69 million for the second quarter of 1999, up $16 million, or 31%, from the second quarter of 1998. This increase was primarily due to higher customer trading volumes, increased customer use of automated telephonic and online channel news, quotation and information services, higher postage and printing costs in connection with higher customer trading volume, and an upgrade to existing leased telephone lines related to online service offerings.
      Advertising and market development expense was $54 million for the second quarter of 1999, up $27 million, or 98%, from the second quarter of 1998. This increase was primarily a result of the Company's increased television and print media spending.
      Other expenses were $46 million for the second quarter of 1999, up $23 million, or 100%, from the second quarter of 1998. This increase was primarily due to an increase in the reserves for uncollectible accounts and contingent liabilities, higher travel and related costs, and higher volume-related regulatory assessments and dues.
      The Company's effective income tax rate for the second quarters of 1999 and 1998 was 39.5% and 39.3%, respectively.

                         Six Months Ended June 30, 1999
                   Compared To Six Months Ended June 30, 1998

Financial Overview

      Net income for the first half of 1999 was a record $294 million, up 104% from the first half of 1998 net income of $144 million. Diluted earnings per share for the first halves of 1999 and 1998 were $.35 and $.18 per share, respectively.
      Revenues increased mainly due to higher customer trading volume. Revenues of $1,934 million in the first half of 1999 grew $691 million, or 56%, from the first half of 1998 due to increases in revenues of $448 million, or 50%, in the Individual Investor segment, $161 million, or 120%, in the Capital Markets segment, and $82 million, or 40%, in the Institutional Investor segment. See note "8 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.
      The Company's trading activity is shown in the following table (in thousands):

--------------------------------------------------------------------------------
                                                      Six   Months
                                                         Ended
                                                        June 30,         Percent
Daily Average Trades                                  1999    1998        Change
--------------------------------------------------------------------------------
Revenue Trades
  Online                                             113.5    45.8         148%
  TeleBroker(R)and VoiceBroker(TM)                     9.5     8.5          12
  Regional customer telephone
     service centers, branch offices
     and other                                        38.4    32.4          19
--------------------------------------------------------------------------------
  Total                                              161.4    86.7          86%
================================================================================
Mutual Fund OneSource(R) Trades
  Online                                              23.5    17.3          36%
  TeleBroker and VoiceBroker                           1.1     1.2          (8)
  Regional customer telephone
     service centers, branch offices
     and other                                        22.1    21.6           2
--------------------------------------------------------------------------------
  Total                                               46.7    40.1          16%
================================================================================
Total Daily Average Trades
  Online                                             137.0    63.1         117%
  TeleBroker and VoiceBroker                          10.6     9.7           9
  Regional customer telephone
     service centers, branch offices
     and other                                        60.5    54.0          12
--------------------------------------------------------------------------------
  Total                                              208.1   126.8          64%
================================================================================

      Assets in Schwab customer accounts were $591.7 billion at June 30, 1999, an increase of $164.1 billion, or 38%, from a year ago. During the first half of 1999, net new customer assets and new accounts increased from the first half of 1998 as shown in the table below.

--------------------------------------------------------------------------------
                                                          Six Months
Growth in Schwab Customer                                    Ended
   Assets and Accounts                                      June 30,     Percent
   (In billions, except as noted)                        1999     1998    Change
--------------------------------------------------------------------------------
Net growth in assets in Schwab customer accounts
     Net new customer assets                           $ 49.0    $37.8
     Net market gains                                    51.6     36.1
--------------------------------------------------------------------------------
   Net growth                                          $100.6    $73.9
================================================================================
New Schwab customer accounts (in thousand)              810.1    705.4      15%
================================================================================

      Total operating expenses excluding interest during the first half of 1999 were $1,448 million, up 44% from $1,004 million for the first half of 1998, primarily resulting from additional staff and related costs.
      The after-tax profit margin for the first half of 1999 was 15.2%, up from 11.6% for the first half of 1998. The annualized return on stockholders' equity for the first half of 1999 was 35%, up from 24% for the first half of 1998.

REVENUES

      Revenues grew $691 million, or 56%, in the first half of 1999, due to a $340 million, or 57%, increase in commission revenues and a $156 million, or 140%, increase in principal transaction revenues, as well as a $97 million, or 44%, increase in net interest revenue and an $87 million, or 33%, increase in mutual fund service fees.

--------------------------------------------------------------------------------
                                                                   Six  Months
                                                                      Ended
                                                                     June 30,
Composition of Revenues                                           1999     1998
--------------------------------------------------------------------------------
Commissions                                                        48%      48%
Principal transactions                                             14        9
--------------------------------------------------------------------------------
   Total trading revenues                                          62       57
--------------------------------------------------------------------------------
Mutual fund service fees                                           18       21
Net interest revenue                                               16       18
Other                                                               4        4
--------------------------------------------------------------------------------
   Total non-trading revenues                                      38       43
--------------------------------------------------------------------------------
Total                                                             100%     100%
================================================================================

Commissions

      Commission revenues for the Company were $937 million for the first half of 1999, up $340 million, or 57%, from the first half of 1998. As shown in the table below, the total number of revenue trades executed by the Company has increased 86% as the Company's customer base, as well as customer trading activity per account, has grown. Average commission per revenue trade decreased 15%. This decline was mainly due to an increase in the proportion of trades placed through the Company's online channels as described in the comparison between the three-month periods.

--------------------------------------------------------------------------------
                                                          Six Months
                                                            Ended
                                                           June 30,      Percent
Commissions Earned on Customer Revenue Trades           1999      1998    Change
--------------------------------------------------------------------------------
Customer accounts that traded during the quarter
  (in thousands)                                       2,375     1,923      24%
Average customer revenue trades per account             8.43      5.59      51
Total revenue trades (in thousands)                   20,020    10,756      86
Average commission per revenue trade                 $ 47.07   $ 55.46     (15)
Commissions earned on customer revenue trades
  (in millions) (1)                                  $   942   $   596      58
================================================================================
(1) Includes certain non-commission revenues relating to the execution of customer trades totaling $19 million in the first half of 1999 and $11 million in the first half of 1998. Excludes commissions on trades relating to specialist operations totaling $14 million in the first half of 1999 and $12 million in the first half of 1998.


Mutual Fund Service Fees

      Mutual fund service fees were $349 million for the first half of 1999, up $87 million, or 33%, from the first half of 1998. This increase was attributable to the factors described in the comparison between the three-month periods.

Net Interest Revenue

     Net interest revenue was $318 million for the first half of 1999, up $97 million, or 44%, from the first half of 1998 as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                          Six Months
                                                             Ended
                                                           June 30,      Percent
                                                        1999      1998    Change
--------------------------------------------------------------------------------
Interest Revenue
Margin loans to customers                               $433      $318      36%
Investments, customer-related                            199       194       3
Other                                                     35        25      40
--------------------------------------------------------------------------------
   Total                                                 667       537      24
--------------------------------------------------------------------------------

Interest Expense
Customer cash balances                                   312       280      11
Stock-lending activities                                  16        20     (20)
Borrowings                                                13        12       8
Other                                                      8         4     100
--------------------------------------------------------------------------------
   Total                                                 349       316      10
--------------------------------------------------------------------------------

Net interest revenue                                    $318      $221      44%
================================================================================


      Customer-related daily average balances, interest rates and average net interest margin for the first halves of 1999 and 1998 are summarized in the following table (dollars in millions):

--------------------------------------------------------------------------------
                                                               Six Months Ended
                                                                   June 30,
                                                                1999      1998
--------------------------------------------------------------------------------
Interest-Earning Assets (customer-related):
Margin loans to customers:
  Average balance outstanding                                $12,134    $ 8,333
  Average interest rate                                        7.20%      7.68%
Investments:
  Average balance outstanding                                $ 8,775    $ 7,323
  Average interest rate                                        4.58%      5.36%
Average yield on interest-earning assets                       6.10%      6.60%
Funding Sources (customer-related
   and other):
Interest-bearing customer cash balances:
  Average balance outstanding                                $16,526    $12,570
  Average interest rate                                        3.81%      4.49%
Other interest-bearing sources:
  Average balance outstanding                                $ 1,605    $ 1,274
  Average interest rate                                        3.48%      4.43%
Average noninterest-bearing portion                          $ 2,778    $ 1,812
Average interest rate on funding sources                       3.28%      3.96%
Summary:
  Average yield on interest-earning assets                     6.10%      6.60%
  Average interest rate on funding sources                     3.28%      3.96%
--------------------------------------------------------------------------------
Average net interest margin                                    2.82%      2.64%
================================================================================

      The increase in net interest revenue from the first half of 1998 was primarily due to higher levels of margin loans to customers, partially offset by higher average customer cash balances.

Principal Transactions

      Principal transaction revenues were $268 million for the first half of 1999, up $156 million, or 140%, from the first half of 1998. This increase was attributable to the factors described in the comparison between the three-month periods.

Expenses Excluding Interest

      Compensation and benefits expense was $794 million for the first half of 1999, up $249 million, or 46%, from the first half of 1998 primarily due to higher variable compensation expense resulting from the Company's financial performance, as well as a greater number of employees. The following table shows a comparison of certain compensation and benefits components and employee data (in thousands):

--------------------------------------------------------------------------------
                                                                    Six  Months
                                                                       Ended
                                                                      June 30,
                                                                    1999   1998
--------------------------------------------------------------------------------
Compensation and benefits expense as a
   % of revenues                                                     41%    44%
Variable compensation as a
   % of compensation and benefits expense                            33%    19%
Compensation for temporary employees,
   contractors and overtime hours as a
   % of compensation and benefits expense                            13%    15%
Full-time equivalent employees(1)                                   15.8   13.2
Revenues per average full-time equivalent
   employee                                                       $130.7  $93.9
================================================================================
(1) Includes full-time, part-time and temporary employees, and persons employed on a contract basis.

      Communications expense was $136 million for the first half of 1999, up $36 million, or 36%, from the first half of 1998. The increase was attributable to the factors described in the comparison between the three-month periods.
      Advertising and market development expense was $107 million for the first half of 1999, up $39 million, or 58%, from the first half of 1998. This increase was attributable to the factors described in the comparison between the three-month periods.
      Other expenses were $100 million for the first half of 1999, up $56 million, or 127%, from the first half of 1998. This increase was attributable to the factors described in the comparison between the three-month periods, as well as an increase in local business tax expense associated with employee stock option exercises.
      The Company's effective income tax rate for the first halves of 1999 and 1998 was 39.5% and 39.4%, respectively.


                         Liquidity and Capital Resources

Liquidity

Schwab

      Liquidity needs relating to customer trading and margin borrowing activities are met primarily through cash balances in customer accounts, which were $18.6 billion and $17.5 billion at June 30, 1999 and December 31, 1998, respectively. Management believes that customer cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
      Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement of $1 million. At June 30, 1999, Schwab's net capital was $1,436 million (11% of aggregate debit balances), which was $1,172 million in excess of its minimum required net capital and $775 million in excess of 5% of aggregate debit balances. Schwab has historically targeted net capital to be 10% of its aggregate debit balances, which primarily consist of customer margin loans. To achieve this target, as customer margin loans have grown, an increasing amount of cash flows have been retained to support aggregate debit balances.
      To manage Schwab's regulatory capital position, CSC provides Schwab with a $900 million subordinated revolving credit facility maturing in September 2000, of which $695 million was outstanding at June 30, 1999. At quarter end, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from CSC maturing in 2001. Borrowings under these subordinated lending arrangements qualify as regulatory capital for Schwab.
      To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines totaling $590 million at June 30, 1999 (these lines are also available for CSC to use). Schwab used such borrowings for 22 days during the first half of 1999, with the daily amounts borrowed averaging $138 million. These lines were unused at June 30, 1999.
      To satisfy the margin requirement of customer option transactions with the Options Clearing Corporation (OCC), Schwab had unsecured letter of credit agreements with 9 banks supporting the issuance of letters of credit in favor of the OCC aggregating $860 million at June 30, 1999. Schwab pays a fee to maintain these letters of credit. No funds were drawn under these letters of credit at June 30, 1999.

M&S

      M&S' liquidity needs are generally met through earnings generated by its operations. Most of M&S' assets are liquid, consisting primarily of marketable securities, cash and cash equivalents, and receivable from brokers, dealers and clearing organizations.
      M&S' liquidity is affected by the same net capital regulatory requirements as Schwab (see discussion above). At June 30, 1999, M&S' net capital was $8 million, which was $7 million in excess of its minimum required net capital.
      M&S may borrow up to $35 million under a subordinated lending arrangement with CSC maturing in 2000. Borrowings under this arrangement qualify as regulatory capital for M&S. This facility was unused during the first half of 1999.

CSC

      CSC's liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. As discussed above, Schwab and M&S are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs and maintaining Schwab's and M&S' net capital.
      CSC has liquidity needs that arise from its issued and outstanding $411 million Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, common stock repurchases and acquisitions. The Medium-Term Notes have maturities ranging from 1999 to 2008 and fixed interest rates ranging from 5.78% to 7.72% with interest payable semiannually. The Medium-Term Notes are rated A3 by Moody's Investors Service and A- by Standard & Poor's Ratings Group.
      On June 25, 1999, the Securities and Exchange Commission declared effective CSC's registration statement covering the issuance of $395 million in Senior or Senior Subordinated Medium-Term Notes, Series A (including $145 million of unissued notes previously included in CSC's earlier registration statement). At June 30, 1999, all of this $395 million in notes remained unissued.
      CSC may borrow under its committed, unsecured credit facilities. CSC maintains a $175 million facility with a group of nine banks which expires in June 2001. In June 1999, CSC entered into a new $600 million committed, unsecured credit facility with a group of 14 banks. This facility expires in June 2000. The funds under both of these facilities are available for general corporate purposes and CSC pays a commitment fee on the unused balance of these facilities. The financial covenants in these facilities require CSC to maintain minimum levels of stockholders' equity, and Schwab and M&S to maintain specified levels of net capital, as defined. The Company believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements. These facilities were unused during the first half of 1999.
      CSC also has access to the $590 million uncommitted, unsecured bank credit lines that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used by CSC during the first half of 1999.

Development Spending

      The Company's development spending, which consists of media spending and project spending, was approximately $190 million for the first half of 1999. As reported in the Company's 1998 Annual Report to Stockholders, management expected 1999 development spending to increase 35% over the $270 million level in 1998. Given the Company's financial performance, prevailing market conditions and investment opportunities, management currently anticipates that full year 1999 development spending will increase approximately 65% to 75% over the 1998 level.

Cash Flows and Capital Resources

      Net income plus depreciation and amortization was $365 million for the first half of 1999, up 71% from $214 million for the first half of 1998, allowing the Company to finance its operations primarily with internally generated funds. Depreciation and amortization expense related to equipment, office facilities and property was $67 million for the first half of 1999, as compared to $64 million for the first half of 1998, or 3% and 5% of revenues for each period, respectively. Amortization expense related to intangible assets was $4 million for the first half of 1999, as compared to $5 million for the first half of 1998.
      The Company's capital expenditures net of proceeds from the sale of fixed assets were $99 million in the first half of 1999 and $85 million in the first half of 1998, or 5% and 7% of revenues for each period, respectively. Capital expenditures in the first half of 1999 were for equipment relating to the Company's information technology systems, leasehold improvements, and telecommunications equipment. The Company opened twelve new domestic branch offices during the first half of 1999, compared to six domestic branch offices opened during the first half of 1998. Capital expenditures may vary from period to period as business conditions change.
      The Company issued $60 million in Medium-Term Notes during the first half of 1999.
      During the first half of 1999, 12,350,100 of the Company's stock options, with a range of exercise prices from $.97 to $14.15, were exercised with cash proceeds received by the Company of $38 million and a related tax benefit of $147 million. The cash proceeds are recorded as an increase in cash and a corresponding increase in stockholders' equity. The tax benefit is recorded as a reduction in income taxes payable and a corresponding increase in stockholders' equity.
      During the first half of 1999, the Company did not repurchase any common stock. During the first half of 1998, the Company repurchased 10,000,500 shares of its common stock for $122 million. Since the inception of the repurchase plan in 1988 through June 30, 1999, the Company has repurchased 132,830,700 shares of its common stock for $314 million. At June 30, 1999, authorization granted by the Company's Board of Directors allows for future repurchases of 2,450,600 shares.
      In April 1999, the Board of Directors approved a two-for-one split of the Company's common stock, effected in the form of a 100% stock dividend. The stock dividend was distributed on July 1, 1999 to stockholders of record June 1, 1999. Share and per share data throughout this report have been restated to reflect this transaction.
     During the first half of 1999, the Company paid common stock cash dividends totaling $23 million, up from $21 million paid during the first half of 1998.
     The Company monitors both the relative composition and absolute level of its capital structure. The Company's total financial capital (borrowings plus stockholders' equity) at June 30, 1999 was $2,326 million, up $546 million, or 31% from December 31, 1998. At June 30, 1999, the Company had borrowings of $411 million, or 18% of total financial capital, that bear interest at a weighted-average rate of 6.62%. At June 30, 1999, the Company's stockholders' equity was $1,915 million, or 82% of total financial capital.

Year 2000

     Many existing computer programs use only two digits to identify a specific year and therefore may not accurately recognize the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. Due to the Company's dependence on computer technology to operate its business, and the dependence of the financial services industry on computer technology, the nature and impact of Year 2000 processing failures on the Company's business, financial position, results of operations or cash flows could be material. The Company is currently modifying and testing its computer systems in order to enable its systems to process data and transactions incorporating year 2000 dates without material errors or interruptions. Because systems critical to the Company's functioning other than its computer systems may be affected by the century change, the Company's Year 2000 compliance efforts also encompass facilities and equipment which rely on date-dependent technology, such as building equipment that contains embedded technology.

Status of Compliance Efforts

      The Company's Year 2000 compliance efforts have been directed towards defined categories of actions, which include awareness, inventory, assessment, remediation, testing, installation, contingency planning and vendor management. With respect to particular business units, the work associated with those categories has been performed in phases or simultaneously with other categories of Year 2000 tasks, depending on the nature of the work performed and the technology and business requirements of the specific business unit. For instance, the Company's contingency planning efforts have continued simultaneously with testing efforts. Attempting to assure that the Company's mission critical systems achieve Year 2000 compliance, that is, that they will operate without material errors or interruptions when processing data and transactions incorporating year 2000 dates, has received the highest priority in the Company's Year 2000 compliance efforts. "Mission critical" systems means systems critical to the ongoing operation of the business.
      The remediation and associated required testing of the Company's mission critical internal systems are complete. The Company's domestic broker-dealer subsidiaries participated in the industry-wide tests sponsored by the Securities Industry Association, which began in March 1999 and extended into the second quarter of 1999, without encountering any material exceptions.
      Currently, the primary focus of the Company's efforts is contingency planning, year-end planning and maintaining Year 2000 compliance as system changes (including non-Year 2000 related products and enhancements) are introduced. The Company anticipates that work on these phases of the project will continue through the century change.
     The Company's vendor management initiatives have included creating inventories of vendors, analyzing the results of the inventories to assess the criticality of specific vendor relationships in order to formulate plans for dealing with possible Year 2000 issues, inquiring directly as to the status of vendors' Year 2000 compliance efforts, and continuing contacts with vendors to monitor the progress of vendors who may not yet have achieved Year 2000 compliance. The vendor management initiatives have included computer system vendors as well as vendors of goods and services that comprise or rely upon date-dependent technology, such as embedded technology. The Company has contacted all significant vendors to ascertain the Year 2000 compliance status of such vendors' products and services. For certain vendor products, the Company has relied upon Year 2000 compliance certifications from its vendors. Vendor management initiatives have also included the Company's testing of selected products, joint testing with selected critical vendors, joint contingency planning with selected critical vendors, and addressing Year 2000 concerns with new vendors. As of June 30, 1999, the Company has completed approximately 98% of its testing plan for mission critical third-party products and services. The anticipated completion date for all material vendor compliance efforts for mission critical third-party products and services is the end of the third quarter of 1999, except for efforts where completion is dependent on third parties whose actions are beyond the Company's control, and except for contingency planning efforts which by their nature will be continuing until the century change is completed.
     The success of the Company's Year 2000 compliance efforts depends in part on parallel efforts being undertaken by vendors and other third parties with which the Company's systems interact and therefore, the Company has taken steps to determine the status of critical third parties' Year 2000 compliance. There can be no assurance that all such third parties will provide accurate and complete information or that all their systems in fact will achieve full Year 2000 compliance. Third parties' Year 2000 processing failures might have a material adverse impact on the Company's systems and operations. The Company's Year 2000 compliance efforts may also be adversely affected by regulatory changes, changes in industry practices, the cost and continued availability of qualified personnel and other resources, and significant systems modifications unrelated to the Year 2000 project including upgrades and additions to capacity.
      The progress of the Company's Year 2000 compliance efforts is managed and reviewed by senior management and the Company's Year 2000 Corporate Steering Committee, which is responsible for maintaining awareness of Year 2000 issues throughout the Company, monitoring overall progress of the project, resolving issues, and providing strategic direction. The Company's Board of Directors receives regular status reports on the project.

Subsidiaries Status Reports

Schwab
      Year 2000 compliance code modifications, pre-installation testing for all mission critical Schwab systems, and installation into production of such modified code is complete. Installation into production of mission critical legacy systems which were replaced, rather than modified, to achieve Year 2000 compliance was completed as of July 31, 1999.
      Schwab's testing strategy has included testing both prior to, and subsequent to, installation of remediated software into its production systems. The post-installation testing has included testing of selected systems to confirm Year 2000 readiness, and testing with certain third parties, including vendors and industry tests.

CSE
      CSE has completed the code modification and future date testing for all of the code of its mission critical systems, and such code has been installed into its production systems.

CSIM
      CSIM has completed the code modification and future date testing for all of the code of its mission critical systems, and such code has been installed into its production systems.

M&S
      M&S has completed the code modification and future date testing for all of the code of its mission critical systems, and such code has been installed into its production systems.

     Post-installation testing for CSE, CSIM and M&S is complete as of June 30, 1999 and for Schwab is complete as of July 31, 1999.

Contingency Planning and Risks

      The Company commenced its contingency planning efforts in 1997. Its contingency planning process is intended to create, update, and implement, as necessary, plans in the event of Year 2000 errors or failures of third parties with whom the Company interacts or who supply critical services or goods to the Company, or of the Company itself.
      In management's opinion, currently there is not sufficient reliable information available to enable the Company to determine whether any specific Year 2000 failures are reasonably likely to occur. However, the Company has developed firm-wide contingency scenarios which take into account multiple simultaneous failures, and corresponding contingency plans. These scenario-based contingency plans are in addition to both contingency plans developed on a business-unit level and the Company's overall business resumption plans.
      The Company continues to take steps to reduce this uncertainty through its testing strategy and by participating in industry conferences, communicating with business alliance partners, monitoring critical vendors, monitoring national and international governmental and industry initiatives, and working with professional consultants and advisors. Given the uncertainty of predicting at this point which, if any, Year 2000 errors or failures are reasonably likely to occur, the Company's contingency planning process targets systems, transactions, processes, and third parties that are deemed to be critical to the Company's business, results of operations, or financial condition.

Compliance Cost Estimates

      The Company currently estimates that the cost of completing its Year 2000 project, including mission critical and other core brokerage computer systems, distributed applications, facilities, and systems in subsidiaries other than Schwab, is approximately $86 million to $91 million. Additionally, in the second half of 1999 the Company currently anticipates spending approximately $8 million to $10 million on implementing its contingency plans. This amount does not include the costs of executing such plans if certain contingencies occur.
      The Company's cost estimates exclude the time that may be spent by staff not specifically dedicated to the Year 2000 project. As of June 30, 1999, the Company had incurred approximately $71 million of the estimated cost of the entire project.
      The estimated cost and timing of the project are based on the Company's estimates, which make numerous assumptions about future events. However, there can be no assurance that these estimates will be correct and actual costs and timing could differ materially from these estimates. The Company has funded and expects to fund all Year 2000 related costs through operating cash flows and a reallocation of the Company's overall developmental spending. This reallocation did not result in the delay of any critical information technology projects. In accordance with generally accepted accounting principles, Year 2000 expenditures are expensed as incurred.


Item 3.     Quantitative and Qualitative
            Disclosures About Market Risk

Financial Instruments Held For Trading Purposes

      The Company held government securities and certificates of deposit with a fair value of approximately $19 million and $13 million at June 30, 1999 and 1998, respectively. These securities, and the associated interest rate risk, are not material to the Company's financial position, results of operations or cash flows.
      Through Schwab and M&S, the Company maintains inventories in exchange-listed and Nasdaq equity securities on both a long and short basis. The fair value of these securities at June 30, 1999 was $71 million in long positions and $47 million in short positions. The fair value of these securities at June 30, 1998 was $36 million in long positions and $34 million in short positions. Using a hypothetical 10% increase or decrease in prices, the potential loss or gain in fair value is estimated to be approximately $2,400,000 and $200,000 at June 30, 1999 and 1998, respectively, due to the offset of change in fair value in long and short positions. In addition, the Company generally enters into exchange-traded option contracts to hedge against potential losses in equity inventory positions, thus reducing this potential loss exposure. This hypothetical 10% change in fair value of these securities at June 30, 1999 and 1998 would not be material to the Company's financial position, results of operations or cash flows. The notional amount and fair value of option contracts were not material to the Company's consolidated balance sheets at June 30, 1999 and 1998.

Financial Instruments Held For Purposes Other Than Trading

      For its working capital and reserves required to be segregated under federal or other regulations, the Company invests in money market funds, resale agreements, certificates of deposit, and commercial paper. Money market funds do not have maturity dates and do not present a material market risk. The other financial instruments, as shown in the following table, are fixed rate investments with short-term maturities and are not subject to material changes in value due to interest rate movements (dollars in millions):

--------------------------------------------------------------------------------
                                                Principal Amount
                                                by Maturity Date    Fair Value
June 30,                                        2000  Thereafter   1999    1998
--------------------------------------------------------------------------------
Resale agreements (1)                         $6,263             $6,263  $5,210
  Weighted-average interest rate               4.82%
Certificates of deposit                       $  980             $  980  $1,387
  Weighted-average interest rate               4.96%
Commercial paper                              $  150             $  150  $  328
  Weighted-average interest rate               5.75%
================================================================================
(1) Fair value at June 30, 1999 and 1998 includes resale agreements of $6,172 million and $5,110 million, respectively, included in cash and investments required to be segregated under federal or other regulations and $91 million and $100 million, respectively, included in cash and cash equivalents.

      At June 30, 1999, CSC had $411 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 5.78% to 7.72%. At June 30, 1998, CSC had $391 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 5.67% to 7.72%. The Company has fixed cash flow requirements regarding these Medium-Term Notes due to the fixed rate of interest. The fair value of these Medium-Term Notes at June 30, 1999 and 1998, based on estimates of market rates for debt with similar terms and remaining maturities, approximated their carrying amount. The table below presents the principal amount of these Medium-Term Notes by year of maturity (dollars in millions):

--------------------------------------------------------------------------------
Year Ending             Weighted-Average           Principal
   December 31,          Interest Rate                Amount
--------------------------------------------------------------------------------
1999                           6.8%                     $ 40
2000                           6.3%                       48
2001                           7.0%                       39
2002                           7.0%                       40
2003                           6.4%                       43
Thereafter                     6.6%                      201
================================================================================

      The Company maintains investments in mutual funds, approximately $56 million and $46 million at June 30, 1999 and 1998, respectively, to fund obligations under its deferred compensation plan, which is available to certain employees. Any decrease in the fair value of these investments would result in a comparable decrease in the deferred compensation plan obligation and would not affect the Company's financial position, results of operations or cash flows.



PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings

      On June 30, 1999, Schwab entered into an agreement with plaintiffs to settle two class action lawsuits pending in state court in Louisiana. The lawsuits, which were filed on behalf of a class consisting of all individuals who purchased or sold securities through Schwab from 1985 until present, alleged that Schwab received monetary payments for routing orders to market makers and other third parties and did not provide best execution to customer orders. In the interests of avoiding the expense of further litigation, Schwab agreed to settle the cases on the following terms: plaintiffs will dismiss the complaints in return for certain non-monetary relief from Schwab, and Schwab agreed to pay up to $900,000 in plaintiffs' attorneys' fees and costs. The settlement agreement will not be implemented unless approved by a federal court in New Orleans, to which the settlement will be submitted later this year. If approved, the settlement would preclude any other class actions or individual claims on best execution or payment for order flow issues during the class period, except to the extent that claimants affirmatively opt out of the settlement. The Company recognized the cost of the settlement in the second quarter.
      The discussions of legal proceedings in Notes to Condensed Consolidated Financial Statements, under note "7 - Commitments and Contingent Liabilities" in
Part I - Financial Information, Item 1., is incorporated herein by reference.



Item 2.     Changes in Securities and Use of Proceeds

      None.



Item 3.     Defaults Upon Senior Securities

      None.



Item 4.     Submission of Matters to a Vote of Security Holders

      The Company's Annual Meeting of Stockholders was held on May 17, 1999, and a total of 353,212,335 shares were present in person or by proxy at the Annual Meeting. The Company's stockholders voted upon the following proposals:


Proposal No. 1 - Election of Four Directors:

                                  Shares          Shares
                                   For           Withheld
                                   ---           --------
Frank C. Herringer             347,152,380       6,059,955
Stephen T. McLin               347,140,728       6,071,607
Charles R. Schwab              347,157,736       6,054,599
Roger O. Walther               346,459,960       6,752,375

      There were no broker non-votes with respect to the election of directors.

Proposal No. 2 - Amendment to the Certificate of Incorporation -- Amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from 500 million to 2 billion.

     Shares                 Shares
       For                  Against            Abstentions
       ---                  -------            -----------
   320,575,256             31,414,588           1,222,491

      There were no broker non-votes with respect to the amendment to the Certificate of Incorporation.

Proposal No. 3 - Amendment to the 1992 Stock Incentive Plan -- Amendment to the 1992 Stock Incentive Plan to increase by 1,000 the number of shares covered by stock option grants to non-employee directors under the annual, automatic stock option grant.

     Shares                 Shares
       For                  Against            Abstentions
       ---                  -------            -----------
   328,608,727            22,849,773            1,753,835

      There were no broker non-votes with respect to the amendment to the 1992 Stock Incentive Plan.

      Voting share information related to the annual meeting of stockholders has not been restated to reflect the effects of the two-for-one common stock split declared April 22, 1999, distributed July 1, 1999.



Item 5.     Other Information

      Effective July 15, 1999, Mark A. Pulido resigned from the Company's Board of Directors. On July 22, 1999, Dr. Condoleezza Rice was appointed to the Company's Board of Directors.
      On July 22, 1999, the Company's Board of Directors appointed the following individuals to these positions:

John Philip Coghlan        Vice Chairman and Executive Vice President
Linnet F. Deily            Vice Chairman and Executive Vice President
Christopher V. Dodds       Executive Vice President and Chief Financial Officer
Lon Gorman                 Vice Chairman and Executive Vice President
Dawn Gould Lepore          Vice Chairman, Executive Vice President and Chief
                                 Information Officer
Steven L. Scheid           Vice Chairman and Executive Vice President
Elizabeth G. Sawi *        Executive Vice President and Chief Administrative
                                 Officer

*  Effective August 1, 1999.

Item 6.     Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q.

--------------------------------------------------------------------------------

Exhibit
Number      Exhibit
--------------------------------------------------------------------------------

10.205      Eighth Amendment to The SchwabPlan Retirement Savings and Investment
            Plan  (formerly  the Charles   Schwab  Profit Sharing  and  Employee
            Stock Ownership Plan).

10.206      Credit  Agreement  (364-Day  Commitment) dated June 25, 1999 between
            the   Registrant  and  the  financial  institutions  listed  therein
            (supersedes Exhibit 10.197).

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




                                              THE  CHARLES  SCHWAB  CORPORATION
                                                         (Registrant)




Date:   August 11, 1999                            /s/ Christopher V. Dodds
        ---------------                       ----------------------------------
                                                       Christopher V. Dodds
                                                   Executive Vice President and
                                                     Chief Financial Officer