Form 10-Q
period 1999-09-30
SCHWAB CHARLES CORP
filed 1999-11-10
CIK 316709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1999  Commission file number 1-9700



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

               819,968,787* shares of $.01 par value Common Stock
                         Outstanding on October 29, 1999

* Reflects the July 1999 two-for-one common stock split.

                         THE CHARLES SCHWAB CORPORATION

                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 1999

                                      Index

                                                                            Page


Part I - Financial Information

     Item 1.      Condensed Consolidated Financial Statements:

                      Statement of Income                                     1
                      Balance Sheet                                           2
                      Statement of Cash Flows                                 3
                      Notes                                                  4-6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       7-22

     Item 3.      Quantitative and Qualitative Disclosures About Market
                  Risk                                                     22-23


Part II - Other Information

     Item 1.      Legal Proceedings                                          24

     Item 2.      Changes in Securities and Use of Proceeds                  24

     Item 3.      Defaults Upon Senior Securities                            24

     Item 4.      Submission of Matters to a Vote of Security Holders        24

     Item 5.      Other Information                                          24

     Item 6.      Exhibits and Reports on Form 8-K                           24


Signature                                                                    25

FORWARD-LOOKING STATEMENTS In addition to historical information, this interim report contains forward-looking statements that reflect management's expectations. These statements relate to, among other things, contingent liabilities, strategy, Internet trade pricing for independent investment managers, sources of liquidity, capital expenditures, and the Year 2000 project. Achievement of the expressed expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from those expectations. See "Forward-Looking Statements" in Management's Discussion and Analysis of Financial Condition and Results of Operations in this interim report for a discussion of important factors that may cause such differences.

                         THE CHARLES SCHWAB CORPORATION

                         Part 1 - FINANCIAL INFORMATION
               Item 1. Condensed Consolidated Financial Statements


                                        THE CHARLES SCHWAB CORPORATION

                                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (In thousands, except per share amounts)
                                                 (Unaudited)

                                                                Three Months Ended           Nine  Months  Ended
                                                                   September 30,                September 30,
                                                                1999          1998           1999           1998
                                                                ----          ----           ----           ----
Revenues
    Commissions                                            $ 383,826     $ 337,031     $1,320,695     $  934,208
    Mutual fund service fees                                 192,903       143,977        541,770        405,719
    Interest revenue, net of interest expense (1)            182,325       124,346        499,983        345,214
    Principal transactions                                    92,905        74,823        361,053        186,559
    Other                                                     31,728        25,094         93,873         75,937
-----------------------------------------------------------------------------------------------------------------
Total                                                        883,687       705,271      2,817,374      1,947,637
-----------------------------------------------------------------------------------------------------------------

Expenses Excluding Interest
    Compensation and benefits                                368,610       290,684      1,162,461        835,370
    Communications                                            60,609        53,449        196,684        153,519
    Occupancy and equipment                                   69,082        50,796        190,877        147,502
    Advertising and market development                        57,716        34,009        164,790        101,726
    Depreciation and amortization                             40,014        35,175        111,301        104,625
    Professional services                                     40,259        22,240        108,963         63,720
    Commissions, clearance and floor brokerage                21,336        20,379         70,225         60,237
    Other                                                     22,212        36,040        122,553         80,224
-----------------------------------------------------------------------------------------------------------------
Total                                                        679,838       542,772      2,127,854      1,546,923
-----------------------------------------------------------------------------------------------------------------

Income before taxes on income                                203,849       162,499        689,520        400,714
Taxes on income                                               79,270        64,727        271,083        158,622
-----------------------------------------------------------------------------------------------------------------

Net Income                                                 $ 124,579     $  97,772     $  418,437     $  242,092
=================================================================================================================

Weighted-average common shares outstanding - diluted (2)     844,466       820,379        842,875        821,418
=================================================================================================================

Earnings Per Share (2)
     Basic                                                 $     .16     $     .13     $      .52     $      .31
     Diluted                                               $     .15     $     .12     $      .50     $      .30
=================================================================================================================

Dividends Declared Per Common Share (2)                    $   .0140     $   .0134     $    .0420     $    .0400
=================================================================================================================

(1)  Interest expense for the three months ended September 30, 1999 and 1998 was $193,961 and $166,780, respectively.
     Interest expense for the nine months ended September 30, 1999 and 1998 was $543,602 and $483,018, respectively.

(2)  Reflects the July 1999 two-for-one common stock split.

See Notes to Condensed Consolidated Financial Statements.




                                       THE CHARLES SCHWAB CORPORATION

                                    CONDENSED CONSOLIDATED BALANCE SHEET
                                  (In thousands, except per share amounts)
                                                (Unaudited)

                                                                                 September 30,    December 31,
                                                                                      1999            1998
                                                                                      ----            ----
Assets
  Cash and cash equivalents                                                       $ 1,632,556      $ 1,155,928
  Cash and investments required to be segregated under federal or other regulations (including resale agreements of $7,305,800 in 1999
      and $7,608,067 in 1998)                                                       8,406,914       10,242,943
  Receivable from brokers, dealers and clearing organizations                         409,817          334,334
  Receivable from customers - net                                                  13,570,948        9,646,140
  Securities owned - at market value                                                  303,980          242,115
  Equipment, office facilities and property - net                                     532,145          396,163
  Intangible assets - net                                                              46,097           46,274
  Other assets                                                                        185,565          200,493
---------------------------------------------------------------------------------------------------------------

      Total                                                                       $25,088,022      $22,264,390
===============================================================================================================

Liabilities and Stockholders' Equity
  Drafts payable                                                                  $   215,793      $   324,597
  Payable to brokers, dealers and clearing organizations                            1,262,107        1,422,300
  Payable to customers                                                             20,363,468       18,119,622
  Accrued expenses and other liabilities                                              725,848          618,249
  Borrowings                                                                          465,012          351,000
---------------------------------------------------------------------------------------------------------------
      Total liabilities                                                            23,032,228       20,835,768
---------------------------------------------------------------------------------------------------------------

  Stockholders' equity:
      Preferred stock - 9,940 shares authorized; $.01 par value
          per share; none issued
      Common stock - 2,000,000 and 500,000 shares authorized in 1999 and 1998, respectively; $.01 par value per share; 819,616 and 803,765
           shares issued and outstanding in 1999 and 1998, respectively*                8,196            4,019
      Additional paid-in capital                                                      488,258          213,312
      Retained earnings                                                             1,635,272        1,254,953
      Unearned ESOP shares                                                               (981)          (1,088)
      Unamortized restricted stock compensation                                       (76,026)         (43,882)
      Foreign currency translation adjustment                                           1,075            1,308
---------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                               2,055,794        1,428,622
---------------------------------------------------------------------------------------------------------------

Total                                                                             $25,088,022      $22,264,390
===============================================================================================================


*   Shares issued and outstanding reflect the July 1999 two-for-one common stock split.

See Notes to Condensed Consolidated Financial Statements.



                                   THE CHARLES SCHWAB CORPORATION

                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (In thousands)
                                            (Unaudited)

                                                                                 Nine  Months  Ended
                                                                                    September 30,
                                                                                1999             1998
                                                                                ----             ----
Cash flows from operating activities
   Net income                                                             $  418,437       $  242,092
       Noncash items included in net income:
           Depreciation and amortization                                     111,301          104,625
           Compensation payable in common stock                               21,419           27,797
           Deferred income taxes                                              10,407           16,362
           Other                                                               5,742            2,757
   Change in securities owned                                                (61,865)          70,031
   Change in other assets                                                      4,513           58,488
   Change in accrued expenses and other liabilities                          283,389           58,463
------------------------------------------------------------------------------------------------------
       Net cash provided before change in customer-related balances          793,343          580,615
------------------------------------------------------------------------------------------------------

   Change in customer-related balances:
       Cash and investments required to be segregated under
           federal or other regulations                                    1,834,530         (979,845)
       Receivable from brokers, dealers and clearing organizations           (76,671)         (60,529)
       Receivable from customers                                          (3,930,185)      (1,187,221)
       Drafts payable                                                       (108,183)         (83,084)
       Payable to brokers, dealers and clearing organizations               (161,000)          38,012
       Payable to customers                                                2,247,163        2,227,345
------------------------------------------------------------------------------------------------------
           Net change in customer-related balances                          (194,346)         (45,322)
------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                     598,997          535,293
------------------------------------------------------------------------------------------------------

Cash flows from investing activities
   Purchase of equipment, office facilities and property - net              (194,409)        (144,842)
   Costs of internal-use software                                            (46,440)
   Cash payments for business acquired, net of cash received                  (5,657)
   Cash value received on life insurance policies                             65,324
------------------------------------------------------------------------------------------------------
       Net cash used by investing activities                                (181,182)        (144,842)
------------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Repayments of loans on life insurance policies                            (65,321)
   Proceeds from borrowings                                                  144,000           30,000
   Repayment from borrowings                                                 (30,068)         (40,047)
   Dividends paid                                                            (34,063)         (31,925)
   Purchase of treasury stock                                                                (147,884)
   Proceeds from stock options exercised and other                            45,175           22,268
------------------------------------------------------------------------------------------------------
       Net cash provided (used) by financing activities                       59,723         (167,588)
------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                    (910)             662
------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                        476,628          223,525
Cash and cash equivalents at beginning of period                           1,155,928          797,447
------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                $1,632,556       $1,020,972
======================================================================================================

See Notes to Condensed Consolidated Financial Statements.


                         THE CHARLES SCHWAB CORPORATION

                               NOTES TO CONDENSED
                             CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements include The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company). CSC is a holding company engaged, through its subsidiaries, in securities brokerage and related financial services. CSC's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer with 319 domestic branch offices in 47 states, as well as branches in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. Another subsidiary, Charles Schwab Europe (CSE) is a retail securities brokerage firm located in the United Kingdom. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, and Mayer & Schweitzer, Inc. (M&S), a market maker in Nasdaq and other securities providing trade execution services to broker-dealers and institutional customers.
      These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Stockholders, which are incorporated by reference in the Company's 1998 Annual Report on Form 10-K and the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 1999 and June 30, 1999. The Company's results for any interim period are not necessarily indicative of results for a full year.
      Certain items in prior periods' financial statements have been reclassified to conform to the 1999 presentation.

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

3.  Costs of Internal-Use Software

      Statement of Position 98-1 - Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, was adopted by the Company effective January 1, 1999. This statement requires that certain costs incurred for purchasing or developing software for internal use be capitalized and amortized over the software's estimated useful life of three years. In prior periods, the Company capitalized costs incurred for purchasing internal-use software, but expensed costs incurred for developing internal-use software. In accordance with this statement, prior periods' financial statements were not adjusted to reflect this accounting change. Adoption of this statement resulted in the capitalization of $19 million of internal-use software development costs during the third quarter of 1999, which increased net income by $12 million (net of income taxes of $7 million), or $.01 diluted earnings per share. Adoption of this statement resulted in the capitalization of $46 million of internal-use software development costs during the first nine months of 1999, which increased net income by $28 million (net of income taxes of $18 million), or $.03 diluted earnings per share.

4.  Comprehensive Income

      SFAS No. 130 - Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income, which includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows (in thousands):

--------------------------------------------------------------------------------
                                                Three                 Nine
                                            Months Ended          Months Ended
                                            September 30,         September 30,
                                           1999       1998       1999       1998
--------------------------------------------------------------------------------
Net income                             $124,579   $ 97,772   $418,437   $242,092
Foreign currency translation adjustment   2,119        898       (233)     1,496
--------------------------------------------------------------------------------
Total comprehensive income             $126,698   $ 98,670   $418,204   $243,588
================================================================================

5.  Earnings Per Share

      SFAS No. 128 - Earnings Per Share, requires a dual presentation of basic and diluted earnings per share (EPS). Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per share under the basic and diluted computations are as follows (in thousands, except per share amounts):

--------------------------------------------------------------------------------
                                                Three                 Nine
                                            Months Ended          Months Ended
                                            September 30,         September 30,
                                           1999       1998       1999       1998
--------------------------------------------------------------------------------
Net income                             $124,579   $ 97,772   $418,437   $242,092
================================================================================
Weighted-average common shares
   outstanding - basic (1)              812,016    793,687    808,504    793,162
Common stock equivalent shares
   related to stock incentive plans (1)  32,450     26,692     34,371     28,256
--------------------------------------------------------------------------------
Weighted-average common shares
   outstanding - diluted (1)            844,466    820,379    842,875    821,418
================================================================================
Basic EPS (1)                          $    .16   $    .13   $    .52   $    .31
================================================================================
Diluted EPS (1)                        $    .15   $    .12   $    .50   $    .30
================================================================================
(1)  Reflects the July 1999 two-for-one common stock split.

      The computation of diluted EPS for the nine months ended September 30, 1999 and 1998, respectively, excludes stock options to purchase 5,040,000 and 20,495,000 shares, respectively, because the exercise prices for those options were greater than the average market price of the common shares, and therefore the effect would be antidilutive.

6.  Regulatory Requirements

      Schwab and M&S are subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule) and each compute net capital under the alternative method permitted by this Rule, which requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from customer transactions or a minimum dollar amount, which is based on the type of business conducted by the broker-dealer. The minimum dollar amount for both Schwab and M&S is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement. At September 30, 1999, Schwab's net capital was $1,400 million (10% of aggregate debit balances), which was $1,130 million in excess of its minimum required net capital and $725 million in excess of 5% of aggregate debit balances. At September 30, 1999, M&S' net capital was $12 million, which was $11 million in excess of its minimum required net capital.
      Schwab and CSE had portions of their cash and investments segregated for the exclusive benefit of customers at September 30, 1999, in accordance with applicable regulations. M&S had no such cash reserve requirement at September 30, 1999.

7.  Commitments and Contingent Liabilities

      The nature of the Company's business subjects it to numerous regulatory investigations, claims, lawsuits and other proceedings in the ordinary course of its business. The results of these legal proceedings cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company's results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company's financial condition. However, it is the opinion of management, after consultation with outside legal counsel, that the ultimate outcome of the current matters will not have a material adverse impact on the financial condition or operating results of the Company.

8.  Segment Information

      Under SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information, the Company structures its segments according to its various types of customers and the services provided to those customers. These segments have been aggregated, based on similarities in economic characteristics, types of customers, services provided, distribution channels and regulatory environment, into three reportable segments - Individual Investor, Institutional Investor and Capital Markets.
      Financial information for the Company's reportable segments is presented in the table below (in thousands). Intersegment revenues are immaterial and are therefore not disclosed. Total revenues and income before taxes on income are equal to the Company's consolidated amounts as reported in the condensed consolidated statement of income.

--------------------------------------------------------------------------------
                                           Three                     Nine
                                       Months Ended              Months Ended
                                       September 30,             September 30,
                                      1999       1998          1999         1998
--------------------------------------------------------------------------------

Revenues
Individual Investor               $629,130   $499,133    $1,979,397   $1,401,660
Institutional Investor             148,988    117,324       436,259      322,353
Capital Markets                    105,569     88,814       401,718      223,624
--------------------------------------------------------------------------------
   Total                          $883,687   $705,271    $2,817,374   $1,947,637
================================================================================
Income Before Taxes on Income
Individual Investor               $146,166   $124,478    $  488,185   $  315,245
Institutional Investor              42,409     32,797       116,376       83,995
Capital Markets                     15,274      5,224        84,959        1,474
--------------------------------------------------------------------------------
   Total                          $203,849   $162,499    $  689,520   $  400,714
================================================================================

9.  Supplemental Cash Flow Information

      Certain information affecting the cash flows of the Company follows (in thousands):

--------------------------------------------------------------------------------
                                                               Nine Months Ended
                                                                  September 30,
                                                               1999         1998
--------------------------------------------------------------------------------
Income taxes paid                                           $101,860    $ 98,382
================================================================================

Interest paid:
   Customer cash balances                                   $486,048    $427,595
   Stock-lending activities                                   23,646      30,039
   Borrowings                                                 24,858      24,024
   Other                                                      13,049       7,899
--------------------------------------------------------------------------------
Total interest paid                                         $547,601    $489,557
================================================================================

                         THE CHARLES SCHWAB CORPORATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             Description of Business

      The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide securities brokerage and related financial services for 6.3 million active customer accounts(a). Customer assets in these accounts totaled $595.0 billion at September 30, 1999. CSC's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer with 319 domestic branch offices in 47 states, as well as branches in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. Another subsidiary, Charles Schwab Europe (CSE), is a retail securities brokerage firm located in the United Kingdom. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, and Mayer & Schweitzer, Inc. (M&S), a market maker in Nasdaq and other securities providing trade execution services to broker-dealers and institutional customers.

--------
(a) Accounts with balances or activity within the preceding eight months.

      The Company provides financial services to individuals, institutional customers and broker-dealers through three segments - Individual Investor, Institutional Investor and Capital Markets. The Individual Investor segment includes the Company's domestic and international retail operations. The Institutional Investor segment provides custodial, trading and support services to independent investment managers, and serves company 401(k) plan sponsors and third-party administrators. The Capital Markets segment provides trade execution services in Nasdaq, exchange-listed and other securities primarily to broker-dealers and institutional customers. The Company's mutual fund services are considered a product and not a segment. Mutual fund service fees are included in both the Individual Investor and Institutional Investor segments.
      The Company's strategy is to attract and retain customer assets by focusing on a number of areas within the financial services industry - retail brokerage, mutual funds, support services for independent investment managers, 401(k) defined contribution plans and equity securities market-making.
      To pursue its strategy and its objective of long-term profitable growth, the Company plans to continue to leverage its competitive advantages. These advantages include a nationally recognized brand, a broad range of products and services, multi-channel delivery systems and an ongoing investment in technology.
      The Company's nationwide advertising and marketing programs are designed to strengthen the Schwab brand, as well as distinguish its products and services. The Company primarily uses a combination of network, cable and local television, print media, national and local radio, and athletic event sponsorship in its advertising to investors. These programs helped the Company attract $24.6 billion in net new customer assets and open 282,000 new accounts during the third quarter of 1999.
      The Company offers a broad range of value-oriented products and services to meet customers' varying investment and financial needs, including access to extensive investment research, news and information. The Company's registered representatives can assist investors in developing asset allocation strategies and evaluating their investment choices, and refer investors who desire additional guidance to independent investment managers through the Schwab AdvisorSource(TM) service. The Company's Mutual Fund Marketplace(R) provides customers with the ability to invest in 1,851 mutual funds from 303 fund families, including 1,127 Mutual Fund OneSource(R) funds. Schwab also provides custodial, trading and support services to approximately 5,700 independent investment managers. As of September 30, 1999, these managers were guiding the investments of 808,000 Schwab customer accounts containing $180.3 billion in assets.
      The Company responds to changing customer needs with continued product, technology and service innovations. During the third quarter of 1999, Schwab launched an online trading system, Velocity(TM), to provide enhanced trade information and order execution for more active customers. Also during the third quarter of 1999, in an effort to provide all customers with more convenient and efficient service, Schwab enabled customers to open a new account, update contact information, sign up for the Schwab MoneyLink(R) service and request a check entirely through Web-based automated processes. Additionally, customers can now access multiple Schwab accounts using a single sign-on. Further, during the third quarter of 1999 the Company signed an agreement with Donaldson, Lufkin & Jenrette, Inc., Fidelity Global Brokerage Group, Inc., and Spear, Leeds & Kellogg LP to form a new company which will utilize the existing technology of REDIBook ECN LLC's electronic communications network (ECN). This new company intends to rely on the ECN's limit order matching capabilities and the partners' order flow to provide customers with a separate after-hours trading session for most Nasdaq and certain exchange-listed stocks.
      The Company's multi-channel delivery systems allow customers to choose how they prefer to do business with the Company. To enable customers to obtain services in person with a Company representative, the Company maintains a network of branch offices. The Company's branch office network also provides investors with access to the Internet. Telephonic access to the Company is provided primarily through four regional customer telephone service centers and two online customer support centers that operate both during and after normal market hours. Additionally, customers are able to obtain financial information on an automated basis through the Company's automated telephonic and online channels. Automated telephonic channels include TeleBroker(R), Schwab's touch-tone telephone quote and trading service, and VoiceBroker(TM), Schwab's voice recognition quote and trading service. Online channels include the Charles Schwab Web Site(TM), an information and trading service on the Internet at www.schwab.com, and PC-based services such as SchwabLink(R), a service for investment managers. Schwab provides every retail customer access to all delivery channels and flat-fee pricing for Internet-based trades. During the third quarter of 1999, Schwab announced a plan to provide independent investment managers with enhanced services, including a new Schwab Institutional website and flat-fee pricing for online trades.
      The Company's ongoing investment in technology is a key element in expanding its product and service offerings, enhancing its delivery systems, providing fast and consistent customer service, reducing processing costs, and facilitating the Company's ability to handle significant increases in customer activity without a corresponding rise in staffing levels. The Company uses technology to empower its customers to manage their financial affairs and is a leader in driving technological advancements in the financial services industry.
     In July 1999, the Company entered into a joint venture agreement with The Tokio Marine and Fire Insurance Co., Limited (TMI) and certain of its affiliates (collectively, the TMI Group). The Company and each member of the TMI Group are shareholders in a Japanese corporation, Schwab Tokio Marine Securities Co., Ltd.
(STMS), in which the Company has a 50% equity interest. STMS, whose business is expected to commence in the first quarter of 2000, will provide retail brokerage and investment services in U.S. dollar-denominated securities to residents of Japan. STMS is currently expected to offer Japanese Yen-denominated securities later in 2000. In the fourth quarter of 1999, pursuant to the joint venture agreement, the Company will make an initial capital contribution of 3.0 billion Yen, or approximately $27 million. The Company may, under certain circumstances, be required to make additional capital contributions pursuant to the joint venture agreements, including contributions to assure that STMS is in compliance with regulatory requirements regarding capital adequacy.

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

                           Forward-Looking Statements

      In addition to historical information, this interim report contains forward-looking statements that reflect management's expectations as of the date hereof. These statements relate to, among other things, contingent liabilities (see note "7 - Commitments and Contingent Liabilities" in the Notes to Condensed Consolidated Financial Statements), the Company's strategy (see Description of Business), Internet trade pricing for independent investment managers (see Revenues-Commissions), sources of liquidity (see Liquidity and Capital
Resources-Liquidity), capital expenditures (see Liquidity and Capital Resources-Cash Flows and Capital Resources), and the Year 2000 project (see Liquidity and Capital Resources-Year 2000). Achievement of the expressed expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed expectations described in these statements. Important factors that may cause such differences are noted in this interim report, the Company's 1998 Annual Report to Stockholders and the Company's Form 10-K for the year ended December 31, 1998 and include, but are not limited to: the effect of customer trading patterns on Company revenues and earnings; changes in the Company's level of personnel hiring, investment in new or existing technology, or utilization of public media for advertising; changes in technology; computer system failures; risks and uncertainties associated with the Company's, its vendors', and other third parties' Year 2000 computer systems compliance; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry practices adversely affecting the Company; adverse results of litigation; the availability of external financing; changes in revenues and profit margin due to cyclical securities markets and interest rates; the level and volatility of equity prices; and a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes.

                      Three Months Ended September 30, 1999
               Compared To Three Months Ended September 30, 1998

Financial Overview

      Net income for the third quarter of 1999 was $125 million, up 27% from third quarter 1998 net income of $98 million. Diluted earnings per share for the third quarters of 1999 and 1998 were $.15 and $.12 per share, respectively. Share and per share data throughout this report have been restated to reflect the effects of the July 1999 two-for-one common stock split.
      Revenues increased mainly due to higher customer trading volume and an increase in customer assets. Revenues of $884 million in the third quarter of 1999 grew $178 million, or 25%, from the third quarter of 1998 due to increases in revenues of $130 million, or 26%, in the Individual Investor segment, $32 million, or 27%, in the Institutional Investor segment, and $16 million, or 19%, in the Capital Markets segment. See note "8 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.
      The Company's trading activity is shown in the following table (in thousands):

--------------------------------------------------------------------------------
                                                          Three Months
                                                              Ended
                                                          September 30,  Percent
Daily Average Trades                                      1999     1998   Change
--------------------------------------------------------------------------------
Revenue Trades
  Online                                                  97.7     58.1     68%
  TeleBroker(R)and VoiceBroker(TM)                         6.5      8.1    (20)
  Regional customer telephone
     service centers, branch offices
     and other                                            30.9     33.4     (7)
--------------------------------------------------------------------------------
  Total                                                  135.1     99.6     36%
================================================================================
Mutual Fund OneSource(R) Trades
  Online                                                  20.1     18.8      7%
  TeleBroker and VoiceBroker                                .9      1.1    (18)
  Regional customer telephone
     service centers, branch offices
     and other                                            19.3     22.4    (14)
--------------------------------------------------------------------------------
  Total                                                   40.3     42.3     (5%)
================================================================================
Total Daily Average Trades
  Online                                                 117.8     76.9     53%
  TeleBroker and VoiceBroker                               7.4      9.2    (20)
  Regional customer telephone
     service centers, branch offices
     and other                                            50.2     55.8    (10)
--------------------------------------------------------------------------------
  Total                                                  175.4    141.9     24%
================================================================================

      Assets in Schwab customer accounts were $595.0 billion at September 30, 1999, an increase of $186.8 billion, or 46%, from a year ago as shown in the table below. This increase from September 30, 1998 resulted from net new customer assets of $96.1 billion and net market gains of $90.7 billion.

--------------------------------------------------------------------------------
Growth in Schwab Customer
   Assets and Accounts
   (In billions, at quarter end,                         September 30,   Percent
   except as noted)                                     1999        1998  Change
--------------------------------------------------------------------------------
Assets in Schwab customer accounts
   Schwab One(R) and other cash equivalents           $ 20.1      $ 14.7     37%
   SchwabFunds(R):
     Money market funds                                 82.3        63.0     31
     Equity and bond funds                              18.9        11.0     72
--------------------------------------------------------------------------------
       Total SchwabFunds                               101.2        74.0     37
--------------------------------------------------------------------------------
   Mutual Fund Marketplace(R)(1):
     Mutual Fund OneSource(R)
       Retail                                           41.7        31.5     32
       Schwab Institutional(TM)(2)                      36.6        27.5     33
--------------------------------------------------------------------------------
         Total Mutual Fund OneSource                    78.3        59.0     33
     All other                                          66.1        51.7     28
--------------------------------------------------------------------------------
       Total Mutual Fund Marketplace                   144.4       110.7     30
--------------------------------------------------------------------------------
         Total mutual fund assets                      245.6       184.7     33
--------------------------------------------------------------------------------
   Equity and other securities (1)                     298.8       183.3     63
   Fixed income securities                              44.0        34.4     28
   Margin loans outstanding                            (13.5)       (8.9)    52
--------------------------------------------------------------------------------
   Total                                              $595.0      $408.2     46%
================================================================================
Net growth in assets
   in Schwab customer accounts
   (for the quarter ended)
     Net new customer assets                          $ 24.6      $ 18.8
     Net market losses                                 (21.3)      (38.1)
--------------------------------------------------------------------------------
   Net growth (decline)                               $  3.3      $(19.3)
================================================================================
New Schwab customer accounts
   (in thousands, for the
   quarter ended)                                      282.0       278.4      1%
Active Schwab customer
   accounts (in millions) (3)                            6.3         5.5     15%
================================================================================
Active online Schwab customer
   accounts (in millions) (4)                            3.0         2.0     50%
Online Schwab customer
   assets                                             $263.6      $130.5    102%
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


     Total operating expenses excluding interest during the third quarter of 1999 were $680 million, up 25% from $543 million for the third quarter of 1998, primarily resulting from additional staff and related costs.
      The after-tax profit margin for the third quarter of 1999 was 14.1%, up from 13.9% for the third quarter of 1998. The annualized return on stockholders' equity for the third quarter of 1999 was 25%, down from 31% for the third quarter of 1998.

REVENUES

      Revenues grew $178 million, or 25%, in the third quarter of 1999, due to a $58 million, or 47%, increase in interest revenue, net of interest expense (referred to as net interest revenue), a $49 million, or 34%, increase in mutual fund service fees, and a $47 million, or 14%, increase in commission revenues, as well as an $18 million, or 24%, increase in principal transaction revenues.

--------------------------------------------------------------------------------
                                                                   Three  Months
                                                                       Ended
                                                                   September 30,
Composition of Revenues                                            1999     1998
--------------------------------------------------------------------------------
Commissions                                                         43%      48%
Principal transactions                                              11       11
--------------------------------------------------------------------------------
   Total trading revenues                                           54       59
--------------------------------------------------------------------------------
Mutual fund service fees                                            22       20
Net interest revenue                                                21       18
Other                                                                3        3
--------------------------------------------------------------------------------
   Total non-trading revenues                                       46       41
--------------------------------------------------------------------------------
Total                                                              100%     100%
================================================================================

Commissions

      The Company earns commission revenues by executing customer trades primarily through the Individual Investor and Institutional Investor segments. These revenues are affected by the number of customer accounts that traded, the average number of commission-generating trades per account, and the average commission per trade.
      Commission revenues for the Company were $384 million for the third quarter of 1999, up $47 million, or 14%, from the third quarter of 1998. As shown in the table below, the total number of revenue trades executed by the Company has increased 36% as the Company's customer base, as well as customer trading activity per account, has grown. Average commission per revenue trade decreased 15%. This decline was mainly due to an increase in the proportion of trades placed through the Company's online channels, which have lower commission rates than the Company's other channels.
     In the third quarter of 1999, the Company announced a plan to provide independent investment managers with flat-fee pricing for Internet trades (effective November 1, 1999). This price reduction is designed to enhance the Company's competitive position and to align the pricing of Internet trades for independent investment managers with that offered to most of the Company's individual customers. While the effect of this price reduction cannot be predicted with certainty, management expects that the impact of this reduction on the Company's results of operations will be offset by the lower cost of processing Internet trades and by expected growth in customer assets and trading volumes associated with independent investment managers. This price reduction will only affect the Institutional Investor segment and, based on management's expectations, it will not have a material impact on that segment's revenues.

--------------------------------------------------------------------------------
                                                          Three Months
Commissions Earned                                            Ended
   on Customer Revenue                                    September 30,  Percent
   Trades                                               1999        1998  Change
--------------------------------------------------------------------------------
Customer accounts that
   traded during the quarter
   (in thousands)                                      1,510       1,333    13%
Average customer
   revenue trades
   per account                                          5.73        4.78    20
Total revenue
   trades (in thousands)                               8,648       6,376    36
Average commission
   per revenue trade                                  $44.72      $52.83   (15)
Commissions earned
   on customer revenue
   trades (in millions) (1)                           $  387      $  337    15
================================================================================
(1) Includes certain non-commission revenues relating to the execution of customer trades totaling $9 million in the third quarter of 1999 and $7 million in the third quarter of 1998. Excludes commissions on trades relating to specialist operations totaling $6 million in the third quarter of 1999 and $7 million in the third quarter of 1998.

Mutual Fund Service Fees

      The Company earns mutual fund service fees for recordkeeping and shareholder services provided to third-party funds, and for transfer agent services, shareholder services, administration and investment management provided to its proprietary funds. These fees are based upon the daily balances of customer assets invested in third-party funds and upon the average daily net assets of Schwab's proprietary funds. Mutual fund service fees are earned primarily through the Individual Investor and Institutional Investor segments.
      Mutual fund service fees were $193 million for the third quarter of 1999, up $49 million, or 34%, from the third quarter of 1998. This increase was primarily due to a significant increase in customer assets in Schwab's proprietary funds, collectively referred to as the SchwabFunds(R), as well as an increase in customer assets in funds purchased through Schwab's Mutual Fund OneSource(R) service.

Net Interest Revenue

      Net interest revenue is the difference between interest earned on assets (mainly margin loans to customers and investments) and interest paid on liabilities (mainly customer cash balances). Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates. Substantially all of the Company's net interest revenue is earned by Schwab through the Individual Investor and Institutional Investor segments.
     Net interest revenue was $182 million for the third quarter of 1999, up $58 million, or 47%, from the third quarter of 1998 as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                        Three Months
                                                            Ended
                                                        September 30,   Percent
                                                        1999     1998    Change
--------------------------------------------------------------------------------
Interest Revenue
Margin loans to customers                               $254     $181       40%
Investments, customer-related                             99       96        3
Other                                                     24       14       71
--------------------------------------------------------------------------------
   Total                                                 377      291       30
--------------------------------------------------------------------------------

Interest Expense
Customer cash balances                                   174      148       18
Stock-lending activities                                   7       10      (30)
Borrowings                                                 7        7
Other                                                      7        2      250
--------------------------------------------------------------------------------
   Total                                                 195      167       17
--------------------------------------------------------------------------------

Net interest revenue                                    $182     $124       47%
================================================================================


      Customer-related daily average balances, interest rates and average net interest margin for the third quarters of 1999 and 1998 are summarized in the following table (dollars in millions):

--------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                 September 30,
                                                               1999        1998
--------------------------------------------------------------------------------
Interest-Earning Assets (customer-related):
Margin loans to customers:
  Average balance outstanding                                 $13,405    $ 9,359
  Average interest rate                                         7.50%      7.69%
Investments:
  Average balance outstanding                                 $ 8,262    $ 7,195
  Average interest rate                                         4.72%      5.24%
Average yield on interest-earning assets                        6.44%      6.63%
Funding Sources (customer-related
   and other):
Interest-bearing customer cash balances:
  Average balance outstanding                                 $17,596    $13,364
  Average interest rate                                         3.93%      4.40%
Other interest-bearing sources:
  Average balance outstanding                                 $ 1,339   $  1,341
  Average interest rate                                         4.23%      4.32%
Average noninterest-bearing portion                           $ 2,732    $ 1,849
Average interest rate on funding sources                        3.45%      3.90%
Summary:
  Average yield on interest-earning assets                      6.44%      6.63%
  Average interest rate on funding sources                      3.45%      3.90%
--------------------------------------------------------------------------------
Average net interest margin                                     2.99%      2.73%
================================================================================

      The increase in net interest revenue from the third quarter of 1998 was primarily due to higher levels of margin loans to customers, partially offset by higher average customer cash balances.

Principal Transactions

      Principal transaction revenues are primarily comprised of net gains from market-making activities in Nasdaq and other securities transactions effected through the Capital Markets segment. Factors that influence principal transaction revenues include the volume of customer trades, market price volatility, average revenue per share traded, level of underwriting participation and changes in regulations and industry practices.
      Principal transaction revenues were $93 million for the third quarter of 1999, up $18 million, or 24%, from the third quarter of 1998. This increase was primarily due to greater share volume handled by M&S, partially offset by lower average revenue per share traded. The remainder of the increase was primarily due to higher revenues related to Schwab's underwriting activities.

Expenses Excluding Interest

     Compensation and benefits expense was $369 million for the third quarter of 1999, up $78 million, or 27%, from the third quarter of 1998 primarily due to a greater number of employees and higher variable compensation expense resulting from the Company's financial performance. This change was partially offset by lower accrued liabilities for deferred compensation and estimated payroll taxes on stock options resulting from the decline in CSC's stock price during the quarter, and a decrease in the Company's expected contribution rate to its employee stock ownership plan. The following table shows a comparison of certain compensation and benefits components and employee data (in thousands):

--------------------------------------------------------------------------------
                                                                   Three  Months
                                                                       Ended
                                                                   September 30,
                                                                   1999     1998
--------------------------------------------------------------------------------
Compensation and benefits expense as a
   % of revenues                                                    42%      41%
Variable compensation as a
   % of compensation and benefits expense                           22%      25%
Compensation for temporary employees,
   contractors and overtime hours as a
   % of compensation and benefits expense                           15%      14%
Full-time equivalent employees(1)                                  17.4     13.0
Revenues per average full-time equivalent
   employee                                                       $51.9    $54.1
================================================================================
(1) Includes full-time, part-time and temporary employees, and persons employed on a contract basis.

      Occupancy and equipment expense was $69 million for the third quarter of 1999, up $18 million, or 36%, from the third quarter of 1998. This increase was primarily due to higher data processing equipment lease and maintenance expenses resulting from the Company's continued investment in technology. Additionally, office lease expenses increased reflecting the Company's continued expansion.
      Advertising and market development expense was $58 million for the third quarter of 1999, up $24 million, or 70%, from the third quarter of 1998. This increase was primarily a result of the Company's increased television and print media spending.
      Professional services expense was $40 million for the third quarter of 1999, up $18 million, or 81%, from the third quarter of 1998. This increase was primarily due to consulting fees related to various information technology projects.
     Other expenses were $22 million for the third quarter of 1999, down $14 million, or 38%, from the third quarter of 1998. This change was primarily due to lower accrued liabilities resulting from the decline in CSC's stock price during the quarter, including estimated local business taxes on stock options and deferred fees for CSC's Board of Directors. This change in other expenses was also due to lower trade errors, partially offset by an increase in higher travel and related costs, and higher volume-related regulatory assessments and dues.
      The Company's effective income tax rate for the third quarters of 1999 and 1998 was 38.9% and 39.8%, respectively.

                      Nine Months Ended September 30, 1999
                Compared To Nine Months Ended September 30, 1998

Financial Overview

      Net income for the first nine months of 1999 was a record $418 million, up 73% from the first nine months of 1998 net income of $242 million. Diluted earnings per share for the first nine months of 1999 and 1998 were $.50 and $.30 per share, respectively.
      Revenues increased mainly due to higher customer trading volume. Revenues of $2,817 million in the first nine months of 1999 grew $870 million, or 45%, from the first nine months of 1998 due to increases in revenues of $578 million, or 41%, in the Individual Investor segment, $178 million, or 80%, in the Capital Markets segment, and $114 million, or 35%, in the Institutional Investor segment. See note "8 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.
      The Company's trading activity is shown in the following table (in thousands):

--------------------------------------------------------------------------------
                                                          Nine  Months
                                                              Ended
                                                          September 30,  Percent
Daily Average Trades                                      1999     1998   Change
--------------------------------------------------------------------------------
Revenue Trades
  Online                                                 108.1     50.0     116%
  TeleBroker(R)and VoiceBroker(TM)                         8.5      8.4       1
  Regional customer telephone
     service centers, branch offices
     and other                                            35.9     32.7      10
--------------------------------------------------------------------------------
  Total                                                  152.5     91.1      67%
================================================================================
Mutual Fund OneSource(R) Trades
  Online                                                  22.4     17.8      26%
  TeleBroker and VoiceBroker                               1.0      1.1      (9)
  Regional customer telephone
     service centers, branch offices
     and other                                            21.1     21.9      (4)
--------------------------------------------------------------------------------
  Total                                                   44.5     40.8       9%
================================================================================
Total Daily Average Trades
  Online                                                 130.5     67.8      92%
  TeleBroker and VoiceBroker                               9.5      9.5
  Regional customer telephone
     service centers, branch offices
     and other                                            57.0     54.6       4
--------------------------------------------------------------------------------
  Total                                                  197.0    131.9      49%
================================================================================

      Assets in Schwab customer accounts were $595.0 billion at September 30, 1999, an increase of $103.9 billion, or 21%, from December 31, 1998. During the first nine months of 1999, net new customer assets and new accounts increased from the first nine months of 1998 as shown in the table below.

--------------------------------------------------------------------------------
                                                         Nine  Months
Growth in Schwab Customer                                    Ended
   Assets and Accounts                                   September 30,   Percent
   (In billions, except as noted)                      1999        1998   Change
--------------------------------------------------------------------------------
Net growth in assets
   in Schwab customer accounts
     Net new customer assets                       $   73.6      $ 56.6
     Net market gains (losses)                         30.3        (2.0)
--------------------------------------------------------------------------------
   Net growth                                      $  103.9      $ 54.6
================================================================================
New Schwab customer accounts
   (in thousands)                                   1,092.1       983.8     11%
================================================================================

      Total operating expenses excluding interest during the first nine months of 1999 were $2,128 million, up 38% from $1,547 million for the first nine months of 1998, primarily resulting from additional staff and related costs.
      The after-tax profit margin for the first nine months of 1999 was 14.9%, up from 12.4% for the first nine months of 1998. The annualized return on stockholders' equity for the first nine months of 1999 was 32%, up from 26% for the first nine months of 1998.

REVENUES

      Revenues grew $870 million, or 45%, in the first nine months of 1999, due to a $386 million, or 41%, increase in commission revenues, a $174 million, or 94%, increase in principal transaction revenues, a $155 million, or 45%, increase in net interest revenue and a $136 million, or 34%, increase in mutual fund service fees.

--------------------------------------------------------------------------------
                                                                   Nine   Months
                                                                       Ended
                                                                   September 30,
Composition of Revenues                                            1999     1998
--------------------------------------------------------------------------------
Commissions                                                         47%      48%
Principal transactions                                              13       10
--------------------------------------------------------------------------------
   Total trading revenues                                           60       58
--------------------------------------------------------------------------------
Mutual fund service fees                                            19       21
Net interest revenue                                                18       18
Other                                                                3        3
--------------------------------------------------------------------------------
   Total non-trading revenues                                       40       42
--------------------------------------------------------------------------------
Total                                                              100%     100%
================================================================================

Commissions

      Commission revenues for the Company were $1,321 million for the first nine months of 1999, up $386 million, or 41%, from the first nine months of 1998. As shown in the table below, the total number of revenue trades executed by the Company has increased 67% as the Company's customer base, as well as customer trading activity per account, has grown. Average commission per revenue trade decreased 15%. This decline was mainly due to an increase in the proportion of trades placed through the Company's online channels as described in the comparison between the three-month periods.

--------------------------------------------------------------------------------
                                                           Nine  Months
Commissions Earned                                             Ended
   on Customer Revenue                                     September 30, Percent
   Trades                                                  1999     1998  Change
--------------------------------------------------------------------------------
Customer accounts that
   traded during the period
   (in thousands)                                         2,822     2,405    17%
Average customer
   revenue trades
   per account                                            10.16      7.12    43
Total revenue
   trades (in thousands)                                 28,668    17,131    67
Average commission
   per revenue trade                                    $ 46.36   $ 54.48   (15)
Commissions earned
   on customer revenue
   trades (in millions) (1)                             $ 1,329   $   933    42
================================================================================
(1) Includes certain non-commission revenues relating to the execution of customer trades totaling $28 million in the first nine months of 1999 and $17 million in the first nine months of 1998. Excludes commissions on trades relating to specialist operations totaling $20 million in the first nine months of 1999 and $18 million in the first nine months of 1998.


Mutual Fund Service Fees

      Mutual fund service fees were $542 million for the first nine months of 1999, up $136 million, or 34%, from the first nine months of 1998. This increase was attributable to the factors described in the comparison between the three-month periods.

Net Interest Revenue

     Net interest revenue was $500 million for the first nine months of 1999, up $155 million, or 45%, from the first nine months of 1998 as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                          Nine  Months
                                                              Ended
                                                          September 30,  Percent
                                                          1999    1998    Change
--------------------------------------------------------------------------------
Interest Revenue
Margin loans to customers                               $  687   $ 499       38%
Investments, customer-related                              298     290        3
Other                                                       59      39       51
--------------------------------------------------------------------------------
   Total                                                 1,044     828       26
--------------------------------------------------------------------------------

Interest Expense
Customer cash balances                                     486     428       14
Stock-lending activities                                    23      30      (23)
Borrowings                                                  20      19        5
Other                                                       15       6      150
--------------------------------------------------------------------------------
   Total                                                   544     483       13
--------------------------------------------------------------------------------
Net interest revenue                                    $  500   $ 345       45%
================================================================================

     Customer-related daily average balances, interest rates and average net interest margin for the first nine months of 1999 and 1998 are summarized in the following table (dollars in millions):

--------------------------------------------------------------------------------
                                                               Nine Months Ended
                                                                 September 30,
                                                                1999       1998
--------------------------------------------------------------------------------
Interest-Earning Assets (customer-related):
Margin loans to customers:
  Average balance outstanding                                 $12,563    $ 8,678
  Average interest rate                                         7.31%      7.69%
Investments:
  Average balance outstanding                                 $ 8,602    $ 7,280
  Average interest rate                                         4.63%      5.32%
Average yield on interest-earning assets                        6.22%      6.61%
Funding Sources (customer-related
   and other):
Interest-bearing customer cash balances:
  Average balance outstanding                                 $16,886    $12,838
  Average interest rate                                         3.85%      4.46%
Other interest-bearing sources:
  Average balance outstanding                                 $ 1,516    $ 1,295
  Average interest rate                                         3.70%      4.39%
Average noninterest-bearing portion                           $ 2,763    $ 1,825
Average interest rate on funding sources                        3.34%      3.94%
Summary:
  Average yield on interest-earning assets                      6.22%      6.61%
  Average interest rate on funding sources                      3.34%      3.94%
--------------------------------------------------------------------------------
Average net interest margin                                     2.88%      2.67%
================================================================================

      The increase in net interest revenue from the first nine months of 1998 was primarily due to higher levels of margin loans to customers, partially offset by higher average customer cash balances.

Principal Transactions

      Principal transaction revenues were $361 million for the first nine months of 1999, up $174 million, or 94%, from the first nine months of 1998. This increase was primarily due to greater share volume handled by M&S, as well as higher average revenue per share traded.

Expenses Excluding Interest

      Compensation and benefits expense was $1,162 million for the first nine months of 1999, up $327 million, or 39%, from the first nine months of 1998 primarily due to a greater number of employees and higher variable compensation expense resulting from the Company's financial performance. The following table shows a comparison of certain compensation and benefits components and employee data (in thousands):

--------------------------------------------------------------------------------
                                                                   Nine   Months
                                                                      Ended
                                                                   September 30,
                                                                   1999     1998
--------------------------------------------------------------------------------
Compensation and benefits expense as a
   % of revenues                                                    41%      43%
Variable compensation as a
   % of compensation and benefits expense                           29%      22%
Compensation for temporary employees,
   contractors and overtime hours as a
   % of compensation and benefits expense                           14%      14%
Full-time equivalent employees(1)                                  17.4     13.0
Revenues per average full-time equivalent
   employee                                                      $181.4   $148.0
================================================================================
(1) Includes full-time, part-time and temporary employees, and persons employed on a contract basis.


      Communications expense was $197 million for the first nine months of 1999, up $43 million, or 28%, from the first nine months of 1998. This increase was primarily due to higher customer trading volumes and the introduction of certain online research tools in 1999.
      Occupancy and equipment expense was $191 million for the first nine months of 1999, up $43 million, or 29%, from the first nine months of 1998. This increase was attributable to the factors described in the comparison between the three-month periods.
      Advertising and market development expense was $165 million for the first nine months of 1999, up $63 million, or 62%, from the first nine months of 1998. This increase was attributable to the factors described in the comparison between the three-month periods.
     Professional services expense was $109 million for the first nine months of 1999, up $45 million, or 71%, from the first nine months of 1998. This increase was attributable to the factors described in the comparison between the three-month periods.
      The Company's effective income tax rate for the first nine months of 1999 and 1998 was 39.3% and 39.6%, respectively.

                         Liquidity and Capital Resources

Liquidity

Schwab

      Liquidity needs relating to customer trading and margin borrowing activities are met primarily through cash balances in customer accounts, which were $20.1 billion and $17.5 billion at September 30, 1999 and December 31, 1998, respectively. Management believes that customer cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
      Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement of $1 million. At September 30, 1999, Schwab's net capital was $1,400 million (10% of aggregate debit balances), which was $1,130 million in excess of its minimum required net capital and $725 million in excess of 5% of aggregate debit balances. Schwab has historically targeted net capital to be 10% of its aggregate debit balances, which primarily consist of customer margin loans. To achieve this target, as customer margin loans have grown, an increasing amount of cash flows have been retained to support aggregate debit balances.
      To manage Schwab's regulatory capital position, CSC provides Schwab with a $1,400 million subordinated revolving credit facility maturing in September 2001, of which $615 million was outstanding at September 30, 1999. At quarter end, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from CSC maturing in 2001. Borrowings under these subordinated lending arrangements qualify as regulatory capital for Schwab.
      To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines totaling $715 million at September 30, 1999 (these lines are also available for CSC to use). Schwab used such borrowings for 22 days during the first nine months of 1999, with the daily amounts borrowed averaging $138 million. These lines were unused at September 30, 1999.
      To satisfy the margin requirement of customer option transactions with the Options Clearing Corporation (OCC), Schwab had unsecured letter of credit agreements with 11 banks in favor of the OCC aggregating $855 million at September 30, 1999. Schwab pays a fee to maintain these letters of credit. No funds were drawn under these letters of credit at September 30, 1999.

M&S

      M&S' liquidity needs are generally met through earnings generated by its operations. Most of M&S' assets are liquid, consisting primarily of marketable securities, receivable from brokers, dealers and clearing organizations, and cash and cash equivalents.
      M&S' liquidity is affected by the same net capital regulatory requirements as Schwab (see discussion above). At September 30, 1999, M&S' net capital was $12 million, which was $11 million in excess of its minimum required net capital.
      M&S may borrow up to $35 million under a subordinated lending arrangement with CSC maturing in 2000. Borrowings under this arrangement qualify as regulatory capital for M&S. This facility was unused during the first nine months of 1999.

CSC

      CSC's liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. As discussed above, Schwab and M&S are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs and maintaining Schwab's and M&S' net capital.
      CSC has liquidity needs that arise from its issued and outstanding $465 million Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, common stock repurchases and acquisitions. The Medium-Term Notes have maturities ranging from 1999 to 2009 and fixed interest rates ranging from 5.90% to 7.50% with interest payable semiannually. The Medium-Term Notes are rated A3 by Moody's Investors Service and A- by Standard & Poor's Ratings Group.
      CSC has a prospectus supplement on file with the Securities and Exchange Commission enabling CSC to issue up to $395 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At September 30, 1999, $311 million of these notes remained unissued.
      CSC may borrow under its committed, unsecured credit facilities. CSC maintains a $600 million facility with a group of fourteen banks which expires in June 2000 and a $175 million facility with a group of nine banks which expires in June 2001. The funds under both of these facilities are available for general corporate purposes and CSC pays a commitment fee on the unused balance of these facilities. The financial covenants in these facilities require CSC to maintain minimum levels of stockholders' equity, and Schwab and M&S to maintain specified levels of net capital, as defined. The Company believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements. These facilities were unused during the first nine months of 1999.
      CSC also has access to the $715 million uncommitted, unsecured bank credit lines that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used by CSC during the first nine months of 1999.

CSE

      CSE's liquidity needs are generally met through earnings generated by its operations. Most of CSE's assets are liquid, consisting primarily of cash and investments required to be segregated, receivable from brokers, dealers and clearing organizations, and receivable from customers and others.
     CSE may borrow up to 20 million British pound, equivalent to $33 million at September 30, 1999, under subordinated lending arrangements with CSC. At September 30, 1999, CSE had outstanding 15 million British pound under these arrangements, equivalent to $24 million, with 5 million British pound maturing in 2001 and 10 million British pound maturing in 2003.

Cash Flows and Capital Resources

      Net income plus depreciation and amortization was $530 million for the first nine months of 1999, up 53% from $347 million for the first nine months of 1998, allowing the Company to finance its operations primarily with internally generated funds. Depreciation and amortization expense related to equipment, office facilities and property was $105 million for the first nine months of 1999, as compared to $97 million for the first nine months of 1998, or 4% and 5% of revenues for each period, respectively. Amortization expense related to intangible assets was $6 million for the first nine months of 1999, as compared to $8 million for the first nine months of 1998.
      The Company's capital expenditures net of proceeds from the sale of fixed assets were $194 million in the first nine months of 1999 and $145 million in the first nine months of 1998, or 7% of revenues for each period. Capital expenditures in the first nine months of 1999 were for equipment relating to the Company's information technology systems, telecommunications equipment, and leasehold improvements. The Company opened twenty-eight new domestic branch offices during the first nine months of 1999, compared to seven domestic branch offices opened during the first nine months of 1998. Capital expenditures may vary from period to period as business conditions change.
      As reported in the Company's 1998 Annual Report to Stockholders, management expected 1999 capital expenditures to increase 40% over the $190 million level in 1998, and estimated that approximately 75% of the 1999 planned expenditures related to capacity and approximately 25% related to facilities expansion and improvements. Management currently anticipates that full year 1999 capital expenditures will increase approximately 50% to 55% over the 1998 level primarily due to the Company's enhancements to capacity and information technology (approximately 65% of the total 1999 capital expenditures), and facilities expansion and improvements (approximately 35% of the total).
     The Company issued $144 million and repaid $30 million in Medium-Term Notes during the first nine months of 1999.
     During the first nine months of 1999, 14,427,100 of the Company's stock options, with a range of exercise prices from $.97 to $27.50, were exercised with cash proceeds received by the Company of $45 million and a related tax benefit of $176 million. The cash proceeds are recorded as an increase in cash and a corresponding increase in stockholders' equity. The tax benefit is recorded as a reduction in income taxes payable and a corresponding increase in stockholders' equity.
      During the first nine months of 1999, the Company did not repurchase any common stock. During the first nine months of 1998, the Company repurchased 12,309,500 shares of its common stock for $148 million. Since the inception of the repurchase plan in 1988 through September 30, 1999, the Company has repurchased 132,830,700 shares of its common stock for $314 million. At September 30, 1999, authorization granted by the Company's Board of Directors allows for future repurchases of 2,450,600 shares.
      In April 1999, the Board of Directors approved a two-for-one split of the Company's common stock, effected in the form of a 100% stock dividend. The stock dividend was distributed on July 1, 1999 to stockholders of record June 1, 1999. Share and per share data throughout this report have been restated to reflect this transaction.
     During the first nine months of 1999, the Company paid common stock cash dividends totaling $34 million, up from $32 million paid during the first nine months of 1998.
      The Company monitors both the relative composition and absolute level of its capital structure. The Company's total financial capital (borrowings plus stockholders' equity) at September 30, 1999 was $2,521 million, up $741 million, or 42% from December 31, 1998. At September 30, 1999, the Company had borrowings of $465 million, or 18% of total financial capital, that bear interest at a weighted-average rate of 6.71%. At September 30, 1999, the Company's stockholders' equity was $2,056 million, or 82% of total financial capital.

Year 2000

      Many existing computer programs use only two digits to identify a specific year and therefore may not accurately recognize the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. Due to the Company's dependence on computer technology to operate its business, and the dependence of the financial services industry on computer technology, the nature and impact of Year 2000 processing failures on the Company's business, financial position, results of operations or cash flows could be material. The Company has modified and tested its computer systems in order to enable its systems to process data and transactions incorporating year 2000 dates without material errors or interruptions. Because systems critical to the Company's functioning other than its computer systems may be affected by the century change, the Company's Year 2000 compliance efforts also encompass facilities and equipment which rely on date-dependent technology, such as building equipment that contains embedded technology.

Status of Compliance Efforts

      The Company's Year 2000 compliance efforts have been directed towards defined categories of actions, which include awareness, inventory, assessment, remediation, testing, installation, contingency planning and vendor management. Attempting to assure that the Company's mission critical systems achieve Year 2000 compliance, that is, that they will operate without material errors or interruptions when processing data and transactions incorporating year 2000 dates, has received the highest priority in the Company's Year 2000 compliance efforts. "Mission critical" systems means systems critical to the ongoing operation of the business. The remediation and associated required testing of the Company's mission critical internal systems are complete, including the systems of the Company's material subsidiaries.
      Currently, the primary focus of the Company's efforts is contingency planning, year-end planning and maintaining Year 2000 compliance as system changes (including non-Year 2000 related products and enhancements) are introduced. The Company anticipates that work on these phases of the project will continue through the century change.
      The Company's vendor management initiatives have included creating inventories of vendors, analyzing the results of the inventories to assess the criticality of specific vendor relationships in order to formulate plans for dealing with possible Year 2000 issues, inquiring directly as to the status of vendors' Year 2000 compliance efforts, and continuing contacts with vendors to monitor the progress of vendors who may not yet have achieved Year 2000 compliance. All material vendor compliance efforts for mission critical third-party products and services were completed as of the end of the third quarter of 1999, except for efforts where completion is dependent on third parties whose actions are beyond the Company's control, and except for contingency planning efforts which by their nature will be continuing until the century change is completed.
      The success of the Company's Year 2000 compliance efforts depends in part on parallel efforts being undertaken by vendors and other third parties with which the Company's systems interact and therefore, the Company has taken steps to determine the status of critical third parties' Year 2000 compliance. There can be no assurance that all such third parties will provide accurate and complete information or that all their systems in fact will achieve full Year 2000 compliance. Third parties' Year 2000 processing failures might have a material adverse impact on the Company's systems and operations. The Company's Year 2000 compliance efforts may also be adversely affected by regulatory changes, changes in industry practices, the cost and continued availability of qualified personnel and other resources, and significant systems modifications unrelated to the Year 2000 project including upgrades and additions to capacity.
      The progress of the Company's Year 2000 compliance efforts is managed and reviewed by senior management and the Company's Year 2000 Corporate Steering Committee, which is responsible for maintaining awareness of Year 2000 issues throughout the Company, monitoring overall progress of the project, resolving issues, and providing strategic direction. The Company's Board of Directors receives regular status reports on the project.

Contingency Planning and Risks

      The Company commenced its contingency planning efforts in 1997. Its contingency planning process is intended to create, update, and implement, as necessary, plans in the event of Year 2000 errors or failures of third parties with whom the Company interacts or who supply critical services or goods to the Company, or of the Company itself.
      In management's opinion, there is not sufficient reliable information available to enable the Company to determine whether any specific Year 2000 failures are reasonably likely to occur. However, the Company has developed firm-wide contingency scenarios which take into account multiple simultaneous failures, and corresponding contingency plans. These scenario-based contingency plans are in addition to both contingency plans developed on a business-unit level and the Company's overall business resumption plans. Corresponding staffing and training plans have been completed. A Corporate Command Center is
being    established   for   contingency   plan   activation   and   centralized
communications.
      The Company continues to take steps to reduce this uncertainty by participating in industry conferences, communicating with business alliance partners, monitoring critical vendors, monitoring national and international governmental and industry initiatives, and working with professional consultants and advisors. Given the uncertainty of predicting which, if any, Year 2000 errors or failures are reasonably likely to occur, the Company's contingency planning process targets systems, transactions, processes, and third parties that are deemed to be critical to the Company's business, results of operations, or financial condition.

Compliance Cost Estimates

      The Company currently estimates that the cost of completing its Year 2000 project, including mission critical and other core brokerage computer systems, distributed applications, facilities, and systems in subsidiaries other than Schwab, is approximately $86 million to $91 million. Additionally, the Company currently anticipates spending prior to the end of 1999 approximately $8 million to complete its contingency plans. This amount does not include the costs of executing such plans if certain contingencies occur.
      The Company's cost estimates exclude the time that may be spent by staff not specifically dedicated to the Year 2000 project. As of September 30, 1999, the Company had incurred approximately $81 million of the estimated cost of the project and an additional $2 million on its contingency plans.
      The estimated cost and timing of the project are based on the Company's estimates, which make numerous assumptions about future events. However, there can be no assurance that these estimates will be correct and actual costs and timing could differ materially from these estimates. The Company has funded and expects to fund all Year 2000 related costs through operating cash flows and a reallocation of the Company's overall developmental spending. This reallocation did not result in the delay of any critical information technology projects. In accordance with generally accepted accounting principles, Year 2000 expenditures are expensed as incurred.


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments Held For Trading Purposes

      The Company held government securities and certificates of deposit with a fair value of approximately $26 million and $11 million at September 30, 1999 and 1998, respectively. These securities, and the associated interest rate risk, are not material to the Company's financial position, results of operations or cash flows.
      Through Schwab and M&S, the Company maintains inventories in exchange-listed and Nasdaq equity securities on both a long and short basis. The fair value of these securities at September 30, 1999 was $61 million in long positions and $39 million in short positions. The fair value of these securities at September 30, 1998 was $37 million in long positions and $46 million in short positions. Using a hypothetical 10% increase or decrease in prices, the potential loss or gain in fair value is estimated to be approximately $2,200,000 and $900,000 at September 30, 1999 and 1998, respectively, due to the offset of change in fair value in long and short positions. In addition, the Company generally enters into exchange-traded option contracts to hedge against potential losses in equity inventory positions, thus reducing this potential loss exposure. This hypothetical 10% change in fair value of these securities at September 30, 1999 and 1998 would not be material to the Company's financial position, results of operations or cash flows. The notional amount and fair value of option contracts were not material to the Company's consolidated balance sheets at September 30, 1999 and 1998.

Financial Instruments Held For Purposes Other Than Trading

      For its working capital and reserves required to be segregated under federal or other regulations, the Company invests in money market funds, resale agreements, certificates of deposit, and commercial paper. Money market funds do not have maturity dates and do not present a material market risk. The other financial instruments, as shown in the following table, are fixed rate investments with short-term maturities and are not subject to material changes in value due to interest rate movements (dollars in millions):

--------------------------------------------------------------------------------
                                           Principal Amount
                                           by Maturity Date       Fair Value
September 30,                              2000  Thereafter     1999       1998
--------------------------------------------------------------------------------
Resale agreements (1)                    $7,621               $7,621     $5,680
  Weighted-average interest rate          5.14%
Certificates of deposit                  $  940               $  940     $1,559
  Weighted-average interest rate          5.31%
Commercial paper                         $  240               $  240     $  553
  Weighted-average interest rate          5.60%
================================================================================
(1) Fair value at September 30, 1999 includes resale agreements of $7,306 million included in cash and investments required to be segregated under federal or other regulations and $315 million included in cash and cash equivalents.

      At September 30, 1999, CSC had $465 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 5.90% to 7.50%. At September 30, 1998, CSC had $351 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 5.78% to 7.72%. The Company has fixed cash flow requirements regarding these Medium-Term Notes due to the fixed rate of interest. The fair value of these Medium-Term Notes at September 30, 1999 and 1998, based on estimates of market rates for debt with similar terms and remaining maturities, approximated their carrying amount. The table below presents the principal amount of these Medium-Term Notes by year of maturity (dollars in millions):

--------------------------------------------------------------------------------
Year Ending             Weighted-Average           Principal
   December 31,          Interest Rate                Amount
--------------------------------------------------------------------------------
1999                           5.9%                     $ 10
2000                           6.3%                       48
2001                           7.0%                       39
2002                           7.0%                       53
2003                           6.5%                       49
Thereafter                     6.8%                      266
================================================================================

      The Company maintains investments in mutual funds, approximately $55 million and $42 million at September 30, 1999 and 1998, respectively, to fund obligations under its deferred compensation plan, which is available to certain employees. Any decrease in the fair value of these investments would result in a comparable decrease in the deferred compensation plan obligation and would not affect the Company's financial position, results of operations or cash flows.




PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings

      None.



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

--------------------------------------------------------------------------------

  Exhibit
  Number                Exhibit
--------------------------------------------------------------------------------
   3.10 Fourth Restated Certificate of Incorporation, effective July 30, 1999, of the Registrant, which includes amendments through May 20, 1999 (supersedes Exhibit 3.7).

  10.207 The Charles Schwab Corporation 1992 Stock Incentive Plan, restated to include Amendments through May 17, 1999 (supersedes Exhibit 10.203).

  12.1       Computation   of  Ratio  of  Earnings  to  Fixed Charges.

  27.1       Financial Data Schedule (electronic only).
--------------------------------------------------------------------------------

(b)  Reports on Form 8-K

     On July 6, 1999, the Registrant filed a Current Report on Form 8-K relating to up to $395 million aggregate principal amount of debt securities issuable by the Registrant pursuant to Registration Statement Numbers 333-77381 and 333-54001 declared effective by the Securities and Exchange Commission on June 25, 1999 and July 8, 1998, respectively. Certain exhibits relating to the Medium-Term Notes, Series A, which are issuable pursuant to the Registration Statements, are contained in the Form 8-K.

                         THE CHARLES SCHWAB CORPORATION




                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               THE  CHARLES  SCHWAB  CORPORATION
                                                          (Registrant)




Date:   November 10, 1999                          /s/ Christopher V. Dodds
        -----------------                   ------------------------------------
                                                       Christopher V. Dodds
                                                   Executive Vice President and
                                                      Chief Financial Officer