Form 10-K
period 1999-12-31
SCHWAB CHARLES CORP
filed 2000-03-28
CIK 316709

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1999        Commission file number 1-9700



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 6, 2000, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $30,973,147,178. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant, and certain investment companies managed by Charles Schwab Investment Management, Inc. were deemed to be shares of the voting stock held by affiliates.

The number of shares of Common Stock outstanding as of March 6, 2000 was 837,201,644* shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I and II of this Form 10-K incorporate certain information contained in the registrant's 1999 Annual Report to Stockholders by reference to portions of that document. Part III of this Form 10-K incorporates certain information contained in the registrant's definitive proxy statement for its annual meeting of stockholders to be held May 3, 2000 by reference to portions of that document.

* Restated for the July 1999 two-for-one common stock split.

                         THE CHARLES SCHWAB CORPORATION



                           Annual Report On Form 10-K

                     For Fiscal Year Ended December 31, 1999


                                TABLE OF CONTENTS


Part I
Item 1.    Business   ---------------------------------------------------------------------------------------------      1
Item 2.    Properties   -------------------------------------------------------------------------------------------     11
Item 3.    Legal Proceedings   ------------------------------------------------------------------------------------     11
Item 4.    Submission of Matters to a Vote of Security Holders   --------------------------------------------------     12

Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters   --------------------------------     12
Item 6.    Selected Financial Data   ------------------------------------------------------------------------------     12
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations   ----------------     12
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk   -------------------------------------------     13
Item 8.    Financial Statements and Supplementary Data   ----------------------------------------------------------     13
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   -----------------     13

Part III

Item 10.   Directors and Executive Officers of the Registrant   ---------------------------------------------------     13
Item 11.   Executive Compensation   -------------------------------------------------------------------------------     16
Item 12.   Security Ownership of Certain Beneficial Owners and Management   ---------------------------------------     16
Item 13.   Certain Relationships and Related Transactions   -------------------------------------------------------     16

Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K   --------------------------------------     17
                 Exhibit Index   ----------------------------------------------------------------------------------     18
                 Signatures   -------------------------------------------------------------------------------------     24
                 Index to Financial Statement Schedules   ---------------------------------------------------------    F-1


FORWARD-LOOKING STATEMENTS - This Annual Report on Form 10-K, including the information incorporated by reference, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management's beliefs, objectives and expectations as of the date hereof, are necessarily estimates based on the best judgment of our senior management. These statements relate to, among other things, the impact on the Company's results of operations of the reduced pricing on equity online trades for certain customers, the impact on the Company's results of operations of the fee adjustments related to minimum account balances, the ability of the Company to realize the expected benefits of acquisitions, the Company's potential status under the Bank Holding Company Act, the ability to pursue the Company's strategy to attract and retain customer assets, the impact on the Company's results of operations of the Internet trade pricing for independent investment managers, the availability of the Company's information systems, the effects of increased competition, and the declines in average commission per revenue trade and average revenue per share traded. Achievement of the expressed beliefs, objectives and expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from those beliefs, objectives and expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or, in the case of documents incorporated by reference, as of the date of those documents.

                         THE CHARLES SCHWAB CORPORATION



                                     PART I

Item 1.       Business

     (a) General Development of Business. The Charles Schwab Corporation (CSC) was incorporated in 1986 and engages, through its subsidiaries, in securities brokerage and related financial services. In this report, the "Company" refers to CSC and its subsidiaries. CSC's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer. Schwab was incorporated in 1971, and entered the discount brokerage business in 1974. Schwab Capital Markets L.P.
(SCM) (prior to March 1, 2000, this subsidiary was known as Mayer & Schweitzer, Inc.), a subsidiary acquired in 1991, is a market maker in Nasdaq and other securities that provides trade execution services primarily to broker-dealers and institutional customers.
     Other subsidiaries of CSC include Charles Schwab Investment Management, Inc. (CSIM), The Charles Schwab Trust Company (CSTC) and Charles Schwab Europe
(CSE). CSIM, incorporated in 1989, acts as the investment advisor for Schwab's proprietary mutual funds. The Company refers to certain funds for which CSIM is the investment advisor as the SchwabFunds(R). CSTC, incorporated in 1992, serves as trustee for employee benefit plans, primarily 401(k) plans. CSE, acquired in 1995 to expand the Company's international operations, is a retail securities brokerage firm located in the United Kingdom.
     The Company continues to enhance the ways it helps investors develop, evaluate and access their investment choices. In 1999, Schwab introduced a number of new Internet-based investment services, including Schwab Signature Services(TM), which provides enhanced personal and online services for customers with higher asset balances or trading volumes with Schwab, and Velocity(TM), an online trading system which provides enhanced trade information and order execution for certain of Schwab's customers who trade frequently. Also in 1999, Schwab introduced MyResearch(TM) report, which enables customers to design their own research reports, and MySchwab(TM), which allows users to customize a personal Schwab home page with content provided by Excite@Home. In addition, Schwab introduced SchwabAlerts(TM), which delivers investment and market activity news to customers via both wireless and regular e-mail, and eConfirms(TM), which delivers trade confirmations electronically. Further, Schwab enabled customers to open a new account, update contact information, sign up for the Schwab MoneyLink(R) service and request a check through automated Web-based processes.
     There were several new developments in the Company's business during 1999. The Company and several major financial services firms formed a new electronic communications network (ECN), REDIBook ECN LLC, which utilizes technology developed by Spear, Leeds & Kellogg LP. Participation in this ECN has enabled Schwab to launch an extended-hours trading session for certain Nasdaq and selected exchange-listed stocks. Also in 1999, the Company entered into an agreement with TD Waterhouse Group, Inc., Ameritrade Holding Corporation, KPCB Holdings, Inc., Trident Capital Management, LLC and Benchmark Capital Partners to form Epoch Partners, Inc., a new online investment bank that intends to focus on information technology and Internet companies. This new company plans to commence operations in 2000. In addition, a precedent-setting no-action letter from the Securities and Exchange Commission (SEC) will enable Schwab to be the first brokerage firm to provide individual investors with access to Web-based presentations by companies in the process of going public. Other new developments during 1999 include the formation of alliances with Financial Engines, Inc. and mPower.com, Inc. to provide participants in SchwabPlan(R), a bundled 401(k) offering, with access to online investment guidance services; and with OffRoad Capital to provide certain customers with access to private equity investment opportunities.
     The Company moved to expand its international presence through several transactions during 1999, including entering into a joint venture agreement with The Tokio Marine and Fire Insurance Co., Limited (TMI) and certain of its related companies (collectively, the TMI Group). The Company and each member of the TMI Group are shareholders in a Japanese corporation, Charles Schwab Tokio Marine Securities Co., Ltd. (CSTMS), in which the Company has a 50% equity interest. CSTMS, whose business is expected to commence in the first half of 2000, will initially provide retail brokerage and investment services in U.S. dollar-denominated securities to residents of Japan. CSTMS is currently expected to offer Japanese Yen-denominated securities later in 2000. Also in 1999, the Company completed the acquisitions of Canadian-based Priority Brokerage Inc. and Porthmeor Securities Inc. These two companies were combined to create Charles Schwab Canada, Co. (CS Canada), a subsidiary of CSC. Additionally in 1999, the Company signed a definitive agreement to form a joint venture with ecorp Limited to provide financial services to Australian and New Zealand investors. This transaction closed in February 2000. Further, during 1999 CSE extended online and telephonic services to Swiss investors.
     In February 2000, the Company announced a plan to provide customers who meet certain online equity trading criteria with reduced pricing. This price reduction is designed to enhance the Company's competitive position with actively trading investors. Also in February 2000, the Company announced a plan to increase fees related to minimum account balances (effective April 1, 2000). This fee adjustment is designed to more effectively align account fees with the expanded and improved services currently available to Schwab customers. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Revenues -- Commissions and Other Revenues" in the Company's 1999 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.
     During 1999, CSC's Board of Directors declared a two-for-one common stock split, distributed July 1999, effected in the form of a 100% stock dividend. Share and per share information throughout this report have been restated.


                                Subsequent Events

     On January 13, 2000, the Company announced the execution of a merger agreement with U.S. Trust Corporation (U.S. Trust), a leading wealth management firm serving affluent individuals and families. This transaction is intended to combine the Company's experience in technology, operations, advertising and distribution with U.S. Trust's highly personalized service model, research capabilities, trust and estate services, money management skills and reputation in wealth management services. Management believes that, upon the consummation of this transaction, the combined organization can create a comprehensive, integrated, value-priced, wealth management offering for affluent households, including both individual investors and customers of independent investment managers.
     On February 2, 2000, the Company announced the execution of a definitive agreement to acquire CyBerCorp, Inc. (CyBerCorp), a closely-held electronic trading technology and brokerage firm providing Internet-based services to highly active, online investors. The Company intends to utilize CyBerCorp's order entry, routing and management technology to attract and retain actively trading individual investors. The Company expects that the technology will also benefit Schwab's independent investment advisors' customers and other institutional and international investors. This acquisition closed on March 1, 2000.
     See  also  both  "Management's   Discussion  and  Analysis  of  Results  of
Operations and Financial Condition -- Subsequent Events" and note "16 - Subsequent Events" in the Notes to Consolidated Financial Statements in the Company's 1999 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.

     (b) Financial Information About Segments. The Company provides financial services to individuals, institutional customers and broker-dealers through three segments -- Individual Investor, Institutional Investor and Capital Markets. The Individual Investor segment includes the Company's domestic and international retail operations. The Institutional Investor segment provides custodial, trading and support services to independent investment managers, and serves company 401(k) plan sponsors and third-party administrators. The Capital Markets segment provides trade execution services in Nasdaq, exchange-listed and other securities primarily to broker-dealers and institutional customers. The Company's mutual fund services are considered a product and not a segment. Mutual fund service fees are included in both the Individual Investor and Institutional Investor segments. For financial information by segment and geographic area, and for revenues by major customer for the three years ended December 31, 1999, see note "14 - Segment Information" in the Notes to Consolidated Financial Statements in the Company's 1999 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.

     (c) Narrative Description of Business. The Company's primary focus is serving retail investors in the U.S., either directly or through independent investment managers, who want access to a broad selection of products and services, as well as investment news and information, tailored to meet their financial needs. The Company, through Schwab, serves 6.6 million active customer accounts(a). Customer assets in these accounts totaled $725.2 billion at December 31, 1999.
     The Company's strategy is to attract and retain customer assets by focusing on a number of areas within the financial services industry -- retail brokerage, mutual funds, support services for independent investment managers, 401(k) defined contribution plans and equity securities market-making. To pursue its strategy and its objective of long-term profitable growth, the Company plans to continue to leverage its competitive advantages. These advantages include a nationally recognized brand, a broad range of products and services, multi-channel delivery systems and an ongoing investment in technology. While the Company's business continues to be predominantly conducted in the U.S., in 1999 the Company continued to selectively expand its international presence.
     The table below shows the Company's revenues on a comparative basis for the three years ended December 31, 1999.

----------------
(a) Accounts with balances or activity within the preceding eight months.


Sources of Revenue
(Dollar amounts in thousands)

Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------
                                                       1999                        1998                       1997
                                            -------------------------   -------------------------   -------------------------
                                               Amount      Percent         Amount      Percent        Amount      Percent
                                            -------------------------   -------------------------   -------------------------
Revenues
Commissions
     Nasdaq                                    $  977,851        25%      $  604,712         22%      $  465,137        20%
     Exchange-listed securities                   606,039        15%         485,343         18%         527,321        23%
     Options                                      174,542         4%         122,409          5%         103,372         5%
     Mutual funds                                 104,874         3%          96,919          3%          78,193         3%
-----------------------------------------------------------------------------------------------------------------------------
Commissions                                     1,863,306        47%       1,309,383         48%       1,174,023        51%
-----------------------------------------------------------------------------------------------------------------------------
Mutual fund service fees
     SchwabFunds(R)                               507,149        13%         372,870         14%         283,280        13%
     Mutual Fund OneSource(R)                     229,237         6%         174,980          6%         135,040         6%
     Other                                         13,755                     11,391                       9,353
-----------------------------------------------------------------------------------------------------------------------------
Mutual fund service fees                          750,141        19%         559,241         20%         427,673        19%
-----------------------------------------------------------------------------------------------------------------------------
Interest revenue
     Margin loans to customers                    982,683        25%         670,965         24%         489,197        21%
     Investments, customer-related                404,003        10%         400,453         15%         376,243        16%
     Other                                         84,394         2%          56,080          2%          34,595         2%
Interest expense                                 (768,403)      (19%)       (651,881)       (24%)       (546,483)      (24%)
-----------------------------------------------------------------------------------------------------------------------------
Interest revenue, net of
     interest expense                             702,677        18%         475,617         17%         353,552        15%
-----------------------------------------------------------------------------------------------------------------------------
Principal transactions
     Nasdaq                                       411,366        10%         231,336          8%         221,427         9%
     Other                                         89,130         3%          55,418          2%          36,558         2%
-----------------------------------------------------------------------------------------------------------------------------
Principal transactions                            500,496        13%         286,754         10%         257,985        11%
-----------------------------------------------------------------------------------------------------------------------------
Other                                             128,202         3%         105,226          5%          85,517         4%
-----------------------------------------------------------------------------------------------------------------------------
Total                                          $3,944,822       100%      $2,736,221        100%      $2,298,750       100%
=============================================================================================================================

This table should be read in connection with the Company's consolidated financial statements and notes in the Company's 1999 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report. Certain prior years' revenues and expenses have been reclassified to conform to the 1999 presentation.


                       Advertising and Marketing Programs

     The Company's nationwide advertising and marketing programs support its strategy by continually reinforcing the strengths and key attributes of Schwab's full-service offering. By maintaining a consistent level of visibility in the marketplace, the Company seeks to establish a leading and lasting financial services brand in a focused and cost-effective manner. The Company's advertising and market development expense was $242 million in 1999, compared to $155 million in 1998 and $130 million in 1997. Expenditures for these programs helped Schwab attract $106.9 billion in net new customer assets in 1999, compared to $79.1 billion in 1998 and $68.9 billion in 1997. New accounts opened totaled 1,481,000 in 1999, compared to 1,380,000 in 1998 and 1,164,000 in 1997. Customer
assets from new accounts represented approximately 50% of net new customer assets in each of the three years ended December 31, 1999.
     The  Company  primarily  uses a  combination  of  network,  cable and local television, print media, national and local radio, and athletic event sponsorship in its advertising to investors. Schwab also engages extensively in targeted direct mail advertising through monthly statement "inserts" and special mailings.
     In its advertising, as well as in promotional events such as press appearances, Schwab has promoted the name and likeness of its Chairman, Mr. Schwab. The Company has an agreement with Mr. Schwab by which he, subject to certain limitations, has assigned to the Company and Schwab all service mark, trademark, and trade name rights in his name (and variations thereon) and likeness.

                              Products and Services

     The Company offers a broad range of products and services to meet customers' varying investment and financial needs, including help and advice and access to investment research, news and information.

     Services for Retail Investors. Retail investors, through the Individual Investor segment or indirectly through the Institutional Investor segment, have access to the accounts, help and advice, investment education, research and analysis tools, financing and mutual funds described below.

     Accounts and Features. The Company offers the purchase and sale of securities which include Nasdaq, exchange-listed and other equity securities, options, mutual funds, unit investment trusts, variable annuities and fixed income investments, including U.S. Treasuries, zero-coupon bonds, exchange-listed and over-the-counter corporate bonds, municipal bonds, Government National Mortgage Association securities and certificates of deposit. The Company also offers certain of its customers initial and secondary public stock offerings, debt underwritings, and access to futures and commodities trading. Customers approved for margin transactions may borrow a portion of the price of certain securities purchased through Schwab, or may sell securities short. Customers must have specific approval to trade options; as of December 31, 1999, 324,000 accounts had such approval. To write uncovered options, customers must go through an additional approval process and must maintain a significantly higher level of equity in their brokerage accounts.
     Because Schwab does not pay interest on cash balances in basic brokerage accounts, it provides customers with an option to have cash balances in their accounts automatically swept, on a weekly basis, into certain taxable or state-specific municipal tax-exempt SchwabFunds(R) money market funds.
     A customer may receive additional services by qualifying for and opening a Schwab One(R) brokerage account. A customer may access available funds in his or her Schwab One account either with a personal check or a VISA(R) debit card, in addition to the Schwab MoneyLink(R) and Schwab BillPay(TM) services offered with all brokerage accounts. When a Schwab One customer is approved for margin trading, the checks and debit card also provide access to margin cash available. For cash balances awaiting investment, Schwab pays interest to Schwab One customers. Alternatively, qualifying Schwab One customers seeking tax-exempt income may elect to have cash balances swept daily into state-specific municipal tax-exempt SchwabFunds money market funds.
     Schwab offers the Signature Services(TM) program to customers that either have $100,000 in assets at Schwab or make at least 12 revenue trades per year. This program provides such benefits as access to a dedicated team of registered representatives, free research, and other services. Within the program, customers have access to three additional levels of services that are based on asset and trading levels. As part of the Signature Services program, Schwab introduced the Schwab Access(TM) account. Designed to complement the Schwab One account, Schwab Access is an account allowing customers to conduct everyday payment activities at Schwab via the Internet. The Schwab Access account features include online bill payment, unlimited checking, Gold VISA debit card, returned check copies, unlimited money transfers within Schwab accounts and no-fee ATM access. Cash balances in a Schwab Access account are swept daily into a SchwabFunds money market fund.
     Schwab acts as custodian, as well as broker, for Individual Retirement Accounts (IRAs). In Schwab IRAs, cash balances are swept daily into one of three SchwabFunds money market funds. During 1999, active IRAs increased 19% to 2,500,000 accounts and customer assets in all IRAs increased 45% to $168.6 billion. Schwab also acts as custodian and broker for Keogh accounts.

     Help and Advice. The Company's approach to advice is based on long-term investment strategies and guidance on portfolio diversification and asset allocation. The Company strives to demystify investing by educating and assisting customers in the development of investment plans. This approach is designed to be offered consistently across all of the Company's delivery channels and provides customers with a wide selection of choices for their investment needs. Schwab's registered representatives can assist investors in developing asset allocation strategies and evaluating their investment choices, and refer investors who desire additional guidance to independent investment managers through the Schwab AdvisorSource(TM) service. In 1999, Schwab expanded the AdvisorSource referral services program to include financial planners and certified public accountants. Schwab also introduced customized portfolio guidance through Schwab investment specialists and a range of new Web-based planning and investment evaluation tools.

     Investment   Education,   Research  and  Analysis  Tools.  Schwab  provides
investors with investment education, research and analysis tools. In 1999, Schwab introduced WebShops(TM), the first in a series of educational workshops, designed to help investors increase their skills in using Schwab's online services. Schwab provides various Internet-based research and analysis tools including: The Analyst Center(TM), which connects customers to proprietary and third-party investment research, guidance and decision-making tools; the Positions Monitor(TM), which tracks customers' mutual fund and equity holdings' historical performance; the Mutual Fund Performance Profile(TM), which allows customers to analyze the performance of their entire mutual fund portfolio; and the Stock Screener(TM), which allows customers to search over 9,000 equities using their own criteria.

     Customer Financing. Customers' securities transactions are conducted on either a cash or margin basis. Generally, a customer buying securities in a cash-only brokerage account is required to make payment by settlement date, usually three business days after the trade is executed. However, for purchases of certain types of securities, such as certain mutual fund shares, a customer must have a cash or money market fund balance in his or her account sufficient to pay for the trade prior to execution. When selling securities, a customer is required to deliver the securities, and is entitled to receive the proceeds, on settlement date. In an account authorized for margin trading, Schwab may lend its customer a portion of the market value of certain securities up to the limit imposed by the Federal Reserve Board, which for most equity securities is initially 50%. Such loans are collateralized by the securities in the customer's account. Short sales of securities represent sales of borrowed securities and create an obligation to purchase the securities at a later date. Customers may sell securities short in a margin account subject to minimum equity and applicable margin requirements and the availability of such securities to be borrowed and delivered.
     Interest on margin loans to customers provides an important source of revenue to Schwab. During 1999, Schwab's outstanding margin loans to customers averaged $13.2 billion.
     In permitting a customer to engage in transactions, Schwab faces credit risk if the customer fails to meet his or her obligations in the event of adverse changes in the market value of the securities positions in his or her account. Under applicable rules and regulations for margin transactions, Schwab, in the event of such an adverse change, requires the customer to deposit additional securities or cash, so that the amount of the customer's obligation is not greater than specified percentages of the cash and market values of the securities in the account. As a matter of policy, Schwab generally requires its customers to maintain higher percentages of collateral values than the minimum percentages required under these regulations.
     Schwab may use cash balances in customer accounts to extend margin credit to other customers. Pursuant to the requirements of Rule 15c3-3 under the Securities Exchange Act of 1934, the portion of such cash balances not used to extend margin credit (increased or decreased by certain other customer-related balances) must be held in segregated investment accounts. The balances in these segregated investment accounts must be invested in qualified interest-bearing securities. To the extent customer cash balances are available for use by Schwab at interest costs lower than Schwab's costs of borrowing from alternative sources, Schwab's cost of funds is reduced and its net income is enhanced. Such interest savings contribute substantially to Schwab's profitability and, if a significant reduction of customer cash balances were to occur, Schwab's borrowings from other sources may have to increase and such profitability would decline. To the extent Schwab's customers elect to have cash balances in their brokerage accounts swept into certain SchwabFunds(R) money market funds, the cash balances available to Schwab for investments or for financing margin loans are reduced. However, Schwab receives mutual fund service fees from such funds based upon average daily invested balances.
     See also "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Risk Management" in the Company's 1999 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report, and "Regulation" in this report.

     Mutual Funds. Schwab's Mutual Fund Marketplace(R) provides customers with the ability to invest in over 1,900 third-party mutual funds from 316 fund families. Within the Mutual Fund Marketplace, Schwab's Mutual Fund OneSource(R) service enables customers to trade 1,143 mutual funds from 208 fund families without incurring transaction fees.
     Schwab's Mutual Fund OneSource service allows investors to access multiple mutual fund companies, avoid brokerage transaction fees, and achieve investment diversity among fund families. In addition, investors' recordkeeping and investment monitoring are simplified through one consolidated statement. Fees received by Schwab for providing services, including recordkeeping and shareholder services, from the Mutual Fund OneSource program are based upon the daily balances of customer assets invested in the participating funds through Schwab and are paid by the funds and/or fund sponsors. Customer assets held by Schwab that have been purchased through the Mutual Fund OneSource service, excluding SchwabFunds, totaled $102.3 billion at the end of 1999.
     Customer assets invested in Schwab's Mutual Fund Marketplace, excluding the Mutual Fund OneSource service, totaled $74.3 billion at the end of 1999. Schwab charges a transaction fee on trades placed in the funds included in the Mutual Fund Marketplace (except on trades through the Mutual Fund OneSource service). These fees are recorded as commission revenues. Commissions from customer transactions in mutual fund shares comprised 6% of total commission revenues in 1999 and 7% in both 1998 and 1997.
     In addition to the third-party funds available through the Mutual Fund Marketplace, Schwab offers a family of proprietary funds, referred to as the SchwabFunds. SchwabFunds include money market funds, equity index funds, bond funds, asset allocation funds, and funds that primarily invest in stock, bond and money market funds. Qualifying Schwab customers may elect to have cash balances in their brokerage accounts automatically invested in certain SchwabFunds money market funds. Customer assets invested in the SchwabFunds were $107.9 billion at the end of 1999. Fees received by the Company from the SchwabFunds, for providing transfer agent services, shareholder services, administration and investment management, are based upon the daily balances of customer assets invested in these funds.

     Services  for  Independent   Investment  Managers.   The  Company  provides
custodial, trading and support services to independent investment managers through the Institutional Investor segment. To attract the business of accounts managed by these managers, Schwab has a dedicated business unit which includes experienced registered representatives assigned to individual managers. Independent investment managers participating in this program who custody customer accounts at Schwab may use SchwabLink(R), the SchwabLink Web(TM) site, and the Managed Account Connection(TM). SchwabLink is a computer-based information network which enables investment managers to access information about their customers' accounts directly from Schwab's computer systems and to enter their customers' trades online. The SchwabLink Web site enables investment managers to use the Internet to communicate directly with Schwab service teams, as well as receive news and information. The Managed Account Connection enables investment managers to provide their clients with personalized equity portfolio management by a variety of institutional asset managers. In 1999, Schwab launched the Signature Services Alliance(TM), which provides enhanced personalized services to customers of investment managers, including access to a dedicated team of representatives and a new Schwab Institutional Web site(TM). During 1999, Schwab customer assets held in accounts managed by approximately 5,800 active independent investment managers increased $66.7 billion, or 46%, to a total of $213.1 billion. Independent investment managers generated 11% of total commission revenues in 1999 and 12% in both 1998 and 1997.
     In November 1999, the Company began to provide independent investment managers with flat-fee pricing for Internet trades. This price reduction is designed to enhance the Company's competitive position and to align the pricing of Internet trades for independent investment managers with that offered to most of the Company's individual customers. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Revenues -- Commissions" in the Company's 1999 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.

     Retirement Plan Services. The Company provides 401(k) recordkeeping and other retirement plan services through the Institutional Investor segment. Schwab serves company 401(k) plans directly through a dedicated sales force, as well as indirectly through alliances with national and regional third-party administrators. In the direct channel, SchwabPlan(R) is the Company's comprehensive 401(k) retirement plan, which offers plan sponsors a wide array of investment options, participant education and servicing, trustee services, and participant-level recordkeeping. During 1999, Schwab continued to develop its retirement plan services business, with customer assets in corporate retirement plans growing $8.6 billion, or 44%, to $28.3 billion.

     Market-Making Activities. Market-making activities in Nasdaq, exchange-listed and other securities are conducted through the Capital Markets segment. SCM provides trade execution services in Nasdaq and other securities primarily to broker-dealers, including Schwab, and institutional customers. As a market maker in Nasdaq and other securities, SCM generally executes customer trades as principal. While substantially all Nasdaq security trades originated by the customers of Schwab are directed to SCM, a substantial portion of SCM's trading volume comes from parties other than Schwab.
     Schwab has specialist operations on the Pacific Exchange, the Boston Stock Exchange and the Cincinnati Stock Exchange to make markets in exchange-listed securities. The majority of trades originated by the customers of Schwab in exchange-listed securities for which Schwab makes a market are directed to these operations. At December 31, 1999, Schwab had six specialists on the Pacific Exchange, three specialists on the Boston Stock Exchange and six specialists on the Cincinnati Stock Exchange that made markets in 400, 100 and 100 securities, respectively.
     In the normal course of their market making in Nasdaq, exchange-listed and other securities, Schwab and SCM maintain inventories in such securities on both a long and short basis. While long inventory positions represent Schwab's and SCM's ownership of securities, short inventory positions represent obligations of Schwab and SCM to deliver specified securities at a contracted price, which may differ from market prices prevailing at the time of completion of the transaction. Accordingly, long or short inventory positions may result in gains or losses as market values of such securities fluctuate.
     See also "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Risk Management" in the Company's 1999 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report, and "Regulation" in this report.


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

     Branch Office Network. At December 31, 1999, Schwab operated 340 domestic branch offices in 48 states, as well as branches in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. In addition, the Company has offices in Canada, the Cayman Islands, Hong Kong and the United Kingdom. The Company's branch office network plays a key role in building its business. With the customer service support of regional customer telephone service centers and automated telephonic and online channels, branch personnel are focusing a significant portion of their time on business development. Customers can use branch offices to open accounts, deliver and receive checks and securities, obtain market information, place orders, and obtain related customer services in person, yet most of these activities are conducted by telephone and mail. Branch offices also provide investors with access to the Internet.

     Regional Customer Telephone Service Centers. Schwab's four regional customer telephone service centers, located in Indianapolis, Denver, Phoenix and Orlando, handle customer trading and service calls twenty-four hours-a-day, seven days-a-week. Customer orders placed during nonmarket hours are routed to appropriate markets the following business day. The capacity of the service centers allows the branch office network to be maintained at lower staffing levels and to focus on business development.
     The Company's customer service approach is to use teams led by registered representatives in the service centers, who work closely with branch office network personnel. Additionally, certain teams at these centers provide specialized services to customers of the Schwab Signature Services(TM) program. Each registered representative has immediate access to the customer account and market-related information necessary to respond to customer inquiries. For most customer orders, registered representatives can enter the order and confirm the transaction immediately. As a result of this approach, the departure of a registered representative generally does not result in a loss of customers for the Company.

     Automated  Telephonic  and Online  Channels.  Customers  are able to obtain financial information and execute trades on an automated basis through the Company's automated telephonic and online channels. These channels are designed to provide added convenience for customers and minimize Schwab's costs of responding to and processing routine customer transactions. To assist customers in using online channels, the Company maintains two online customer support centers that operate both during and after normal market hours.
     Automated telephonic channels include TeleBroker(R) -- Schwab's touch-tone telephone quote and trading service, and VoiceBroker(TM) -- Schwab's voice recognition quote and trading service. Schwab's automated telephonic channels handled over 70% of total customer calls received in 1999. Online channels include the Charles Schwab Web Site(TM) -- an information and trading service on the Internet for individual investors, and PC-based services such as SchwabLink(R) for independent investment managers and Velocity(TM) for certain of Schwab's customers who trade frequently. The Company continues to stress the importance of Clicks and Mortar(TM) access -- blending the power of the Internet with personal service to create a full-service customer experience. The Company's online channels handled 68% of total trades in 1999. Schwab provides every retail customer access to all delivery channels and flat-fee pricing for Internet trades.

                               Information Systems

     Schwab's operations rely heavily on its information processing and communications systems. Schwab's system for processing a securities transaction is highly automated. Registered representatives equipped with online computer terminals can access customer account information, obtain securities prices and related information, and enter orders online.
     To support its multi-channel delivery systems, as well as other applications such as clearing functions, account administration, recordkeeping and direct customer access to investment information, Schwab maintains a sophisticated computer network connecting all of the branch offices and regional customer telephone service centers. Schwab's computers are also linked to the major registered U.S. securities exchanges, SCM, the National Securities Clearing Corporation and The Depository Trust Company.
     Failure of Schwab's information processing or communications systems for a significant period of time could limit Schwab's ability to process its large volume of transactions accurately and rapidly. This could cause Schwab to be unable to satisfy its obligations to customers and other securities firms, and could result in regulatory violations.
     External events, such as an earthquake or power failure, loss of external information feeds such as security price information, as well as internal malfunctions such as those that could occur during the implementation of system modifications, could render part or all of such systems inoperative.
     To enhance the reliability of the system and integrity of data, Schwab maintains backup and recovery functions. These include logging of all critical files intraday, duplication and storage of all critical data outside of its central computer site every twenty-four hours, and maintenance of facilities for backup and communications. They also include the maintenance and periodic testing of a disaster recovery plan that management believes would permit Schwab to recommence essential computer operations if its central computer site were to become inaccessible. To minimize business interruptions, the Company has two data centers intended, in part, to further improve the recovery of business processing in the event of an emergency. In 1999, the Company announced a joint effort with IBM to implement new systems technology intended to help the Company's computers share their workload more efficiently. Additionally in 1999, the Company's investment in systems capacity, which totaled $126 million, expanded the Company's Web server, mainframe and data storage capacity by 765%, 225% and 190%, respectively.

     Year 2000 Century Change. The Company's mission critical systems operated throughout the Year 2000 century change without material errors or interruptions when processing data and transactions incorporating year 2000 dates, and the Company did not encounter any material problems with any of its mission critical vendor-supplied systems, services or products. Mission critical systems, services and products means those systems, services and products critical to the ongoing operation of the business. For a discussion on the Company's compliance costs regarding the Year 2000 issue, see "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Year 2000 Century Change" in the Company's 1999 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


                        Clearing and Account Maintenance

     Schwab performs clearing services for all securities transactions in customer accounts. Schwab clears the vast majority of customer transactions through the facilities of the National Securities Clearing Corporation or the Options Clearing Corporation. Certain other transactions, such as mutual fund transactions and transactions in securities not eligible for settlement through a clearing corporation, are settled directly with the mutual funds or other financial institutions. Schwab is obligated to settle transactions with clearing corporations, mutual funds and other financial institutions even if Schwab's customer fails to meet his or her obligations to Schwab. In addition, for transactions that do not settle through a clearing corporation, Schwab takes the risk of the other party's failure to settle the trade. See note "13 - Financial Instruments with Off-Balance-Sheet and Credit Risk" in the Notes to Consolidated Financial Statements in the Company's 1999 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.


                                    Employees

     As of December 31, 1999, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of 18,100 full-time employees.


                                 Risk Management

     The Company's business and activities expose it to different types of risks. Proper identification, assessment and management of these risks are essential to the success and financial soundness of the Company. For a discussion on the Company's principal risks and some of the policies and procedures for risk identification, assessment and mitigation, see "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Risk Management" in the Company's 1999 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report, and "Information Systems," "Competition" and "Regulation" in this report.


                                   Competition

     The Company faces significant competition from companies seeking to attract customer financial assets, including traditional brokerage firms (particularly firms that have started providing online trading services), discount brokerage firms, online brokerage firms, mutual fund companies and banks. Certain of these competitors have greater financial resources than the Company. The consolidation trend in the financial services industry is likely to increase in light of the new financial modernization legislation that becomes effective in March 2000. This new legislation allows banks, securities firms and insurance companies more flexibility to affiliate under one holding company. These holding companies can engage in activities and acquire companies engaged in activities that are financial in nature. The expansion and customer acceptance of conducting financial transactions online has also attracted competition from providers of online services, software development companies and other providers of financial services. Finally, the growth of online trading has led to the creation of new ECNs and new exchanges, and is causing major existing markets to consider converting to for-profit status, all of which may intensify competition. The Company experienced declines in its average commission per revenue trade in 1998 mainly due to the Company's integration of its online and traditional brokerage services and reduction of the price of online trades for most of its customers, resulting in an increase in the proportion of trades placed through its online channels. The Company's average commission per revenue trade declined again in 1999 due to the continued increase in the proportion of trades placed through its online channels. As the Company focuses on further enhancements to its electronic service offering and online trades increase, average commission per revenue trade is expected to continue to decline.
     Many brokerage firms employ substantial funds in advertising and direct solicitation of customers to increase their market share of commission dollars and other securities-related income. Most discount brokerage firms and online brokerage firms charge commissions lower than Schwab. Traditional brokerage firms also offer discounted commissions to selected retail brokerage customers. In addition, some traditional brokerage firms offer discounted or free online trades, usually as part of a fee-based account. Such competition may negatively impact the Company's customer asset growth, revenue growth and profit margin.
     Management continues to believe that the key to sustaining the Company's competitive advantages will be its ability to combine people and technology in ways that provide investors with the access, information, guidance, advice and control they expect -- as well as superior service -- all at a lower cost than traditional providers of financial services. Accordingly, the Company expects to remain in direct competition with traditional, online and discount brokerage firms, banks and other providers of financial products and services.


                                   Regulation

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Schwab and SCM are registered as broker-dealers with the SEC. Schwab and CSIM are registered as investment advisors with the SEC. Additionally, Schwab is regulated by the Commodities Futures Trading Commission (CFTC) with respect to its introduced futures and commodities trading activities.
     Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the National Association of Securities Dealers, Inc. (NASD) and the national securities exchanges such as the New York Stock Exchange (NYSE), which has been designated by the SEC as Schwab's primary regulator with respect to its securities activities. The NASD has been designated by the SEC as SCM's primary regulator with respect to its securities activities. The Chicago Board Options Exchange has been designated as Schwab's primary regulator with respect to its options trading activities for 2000 and 2001. The NYSE was designated as Schwab's primary regulator with respect to its options trading activities for 1998 and 1999. The National Futures Association (NFA) has been designated by the CFTC as Schwab's primary regulator with respect to its futures and commodities trading activities. These self-regulatory organizations adopt rules (subject to approval by the SEC or
CFTC) governing the industry and conduct periodic examinations of broker-dealers. Securities firms are also subject to regulation by state securities authorities in the states in which they do business. In addition to its membership in the NYSE, Schwab is also a member of most other major U.S. securities exchanges and is consequently subject to their rules and regulations. Schwab was registered as a broker-dealer in fifty states, the District of
Columbia and Puerto Rico as of December 31, 1999. SCM was registered as a broker-dealer in thirty-two states and the District of Columbia as of December 31, 1999.
     The principal purpose of regulations and discipline of broker-dealers and investment advisors is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers and investment advisors. The regulations to which broker-dealers and investment advisors are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, uses and safekeeping of customers' funds and securities, capital structure of securities firms, recordkeeping and reporting, fee arrangements, disclosure to clients, and the conduct of directors, officers and employees. As registered investment advisors, Schwab and CSIM are subject to the requirements of the Investment Advisers Act of 1940 and the regulations thereunder, which impose, among other things, various recordkeeping, reporting, and disclosure requirements and impose limitations on fees and principal transactions between an advisor and its clients. The state securities law requirements applicable to registered investment advisors are in certain cases more comprehensive than those imposed under the federal securities laws.
     Additional legislation, changes in rules promulgated by the SEC, other federal and state regulatory authorities and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers and investment advisors. The profitability of broker-dealers and investment advisors could also be affected by rules and regulations which impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce. The SEC, CFTC, self-regulatory organizations and state securities authorities may conduct civil or administrative proceedings which can result in censure, fine, cease and desist orders, or suspension or expulsion of a broker-dealer or an investment advisor, its officers, or employees. Schwab and SCM have been the subject of such administrative proceedings.
     Certain SEC rules and rule amendments, known as the Order Handling Rules, have significantly altered the manner in which orders for both Nasdaq and exchange-listed securities are handled. These rules were implemented in phases between January 20, 1997 and October 13, 1997. Additionally, in June 1997, most major U.S. securities markets, including Nasdaq and the NYSE, began quoting and trading most securities in increments of one-sixteenth dollar per share instead of one-eighth dollar per share. Mainly as a result of these regulatory changes and changes in industry practices, SCM's average revenue per share traded declined from 3.3(cent) in 1997 to 2.5(cent) in 1998. However, SCM's average revenue per share traded increased to 2.8(cent) in 1999. An increase in the market price volatility of technology stocks in 1999 contributed to SCM's higher average revenue per share traded. The major U.S. securities markets have announced that they intend to begin quoting and trading securities in decimal increments. The SEC continues to discuss with the self-regulatory organizations a viable decimal pricing implementation date. This change is likely to cause decreases in average revenue per share traded, will only affect the Capital Markets segment and, based on management's expectations, will not have a material impact on that segment's revenues. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Revenues -- Principal Transactions" in the Company's 1999 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.
     As registered broker-dealers and NASD member organizations, Schwab and SCM are required by federal law to belong to the Securities Investor Protection Corporation (SIPC), which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts held by the firm of up to $500,000 per customer, subject to a limitation of $100,000 for claims  of cash  balances.  SIPC is funded  through  assessments  on  registered broker-dealers. In addition, Schwab purchased from a private surety company additional account protection for customers, as defined, of up to the net equity value for customer securities in each account, of which $900,000 is available for claims of cash balances. Stocks, bonds, mutual funds and money market funds are considered securities for the purposes of SIPC protection and the additional protection (i.e., protected securities may either be replaced or converted into an equivalent market value as of the date a SIPC trustee is appointed). Neither SIPC protection nor the additional protection applies to fluctuations in the market value of securities.
     Schwab is authorized by the Municipal Securities Rulemaking Board to conduct transactions in municipal securities on behalf of its customers and has obtained certain additional registrations with the SEC and state regulatory agencies necessary to permit it to engage in certain other activities incidental to its brokerage business.
     Margin lending by Schwab and SCM is subject to the margin rules of the Board of Governors of the Federal Reserve System and the NYSE. Under such rules, broker-dealers are limited in the amount they may lend in connection with certain purchases and short sales of securities and are also required to impose certain maintenance requirements on the amount of securities and cash held in margin accounts. In addition, those rules and rules of the Chicago Board Options Exchange govern the amount of margin customers must provide and maintain in writing uncovered options.
     As a California state-chartered trust company, CSTC is primarily regulated by the State of California Department of Financial Institutions. Since it provides employee benefit plan trust services, CSTC is also required to comply with the Employee Retirement Income Security Act of 1974 (ERISA) and, consequently, is subject to oversight by both the Internal Revenue Service and Department of Labor. CSTC is required under ERISA to maintain a fidelity bond for the protection of employee benefit trusts for which it serves as trustee.
     The Company's business is also subject to regulation by various non-U.S. governments, securities exchanges and regulatory bodies, particularly in those countries where it has acquired subsidiaries. Such regulation may directly affect the method of operation and profitability of the Company's foreign operations.
     CSE is registered as a broker-dealer with the Securities and Futures Authority in the United Kingdom.
     Charles Schwab, Hong Kong, Ltd. (CSHK) and Charles Schwab Hong Kong Securities Limited (CSHKS) are subsidiaries of CSC. CSHK is registered as a securities dealer and commodity trading advisor with the Securities and Futures Commission in Hong Kong (SFC). CSHKS is registered as a securities dealer with the SFC and also as an Exchange Participant of The Stock Exchange of Hong Kong Limited; however, CSHKS has not yet commenced operations.
     CS Canada is a broker-dealer in Canada and is regulated under the laws of the Canadian provinces by securities commissions and by the Investment Dealers Association of Canada. CS Canada is also a member of the Toronto and Winnipeg Stock Exchanges and is subject to their rules and regulations.
     CSTMS is a securities firm licensed and regulated by the Japanese Ministry of Finance; however, CSTMS has not yet commenced operations.


                Potential Bank Holding Company Act Requirements

     Upon consummation of the transaction with U.S. Trust, the Company expects to become a financial holding company, subject to Federal Reserve supervision, under the Bank Holding Company Act of 1956, as amended. The transaction is subject to Federal Reserve Board and other regulatory approvals and to U.S. Trust's shareholder approval. If such regulatory and shareholder approvals are obtained, the Company will be required to limit its business to financial services. It may be required to maintain capital at certain levels which could affect its ability to pay dividends. Under certain circumstances, the Company may be required to provide additional capital to its subsidiaries, and such subsidiaries may be prohibited from paying dividends. Additionally, Federal Reserve Board approval will be required for certain changes in control of CSC.


                            Net Capital Requirements

     As registered broker-dealers, Schwab and SCM are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934 (the Net Capital Rule), which has also been adopted through incorporation by reference in NYSE Rule 325. The CFTC and NFA also impose net capital requirements. Schwab is a member firm of the NYSE, the NASD and the NFA, and SCM is a member firm of the NASD. The Net Capital Rule specifies minimum net capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE and the NASD, certain punitive actions by the SEC and other regulatory bodies, and ultimately may require a firm's liquidation. Because CSC itself is not a registered broker-dealer, it is not subject to the Net Capital Rule. However, if Schwab failed to maintain specified levels of net capital, such failure would constitute a default by CSC under certain debt covenants.
     "Net capital" is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings, less certain deductions that result from excluding assets that are not readily convertible into cash and from conservatively valuing certain other assets. These deductions include charges that discount the value of firm security positions to reflect the possibility of adverse changes in market value prior to disposition.
     The Net Capital Rule requires notice of equity capital withdrawals to be provided to the SEC prior to and subsequent to withdrawals exceeding certain sizes. Such rule prohibits withdrawals that would reduce a broker-dealer's net capital to an amount less than 25% of its deductions required by the Net Capital Rule as to its security positions. The Net Capital Rule also allows the SEC, under limited circumstances, to restrict a broker-dealer from withdrawing equity capital for up to twenty business days.
     Schwab and SCM have elected the alternative method of calculation under paragraph (a)(1)(ii) of the Net Capital Rule, which requires a broker-dealer to maintain minimum net capital equal to 2% of its "aggregate debit items,"
computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers (Rule 15c3-3 under the Securities Exchange Act of 1934). "Aggregate debit items" are assets that have as their source transactions with customers, primarily margin loans. Under the alternative method of the Net Capital Rule, a broker-dealer may not (a) pay, or permit the payment or withdrawal of, any subordinated borrowings or (b) pay cash dividends or permit equity capital to be removed if, after giving effect to such payment, withdrawal, or removal, its net capital would be less than 5% of its aggregate debit items.
     Under NYSE Rule 326, Schwab is required to reduce its business if its net capital is less than 4% of aggregate debit items for more than fifteen consecutive business days; NYSE Rule 326 also prohibits the expansion of business if net capital is less than 5% of aggregate debit items for more than fifteen consecutive business days. The provisions of NYSE Rule 326 also become operative if capital withdrawals (including scheduled maturities of subordinated borrowings during the following six months) would result in a reduction of a firm's net capital to the levels indicated.
     If compliance with applicable net capital rules were to limit Schwab's or SCM's operations and their ability to repay subordinated debt to CSC, this in turn could limit CSC's ability to repay debt, pay cash dividends and purchase shares of its outstanding stock. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources -- Liquidity" in the Company's 1999 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.
     At December 31, 1999, Schwab was required to maintain minimum net capital under the Net Capital Rule of $345 million and had total net capital of $1,766 million. At December 31, 1999, the amounts in excess of 2%, 4% and 5% of aggregate debit items were $1,421 million, $1,076 million and $903 million, respectively. Aggregate debit balances as of December 29, 1999 were used to calculate Schwab's minimum required net capital at December 31, 1999, in accordance with applicable regulations.
     At December 31, 1999, SCM was required to maintain minimum net capital under the Net Capital Rule of $1 million and had total net capital of $13 million. At December 31, 1999, the amount in excess of its minimum required net capital was $12 million.


Item 2.       Properties

     The Company's corporate headquarters are located in a 28-story building at 101 Montgomery Street in San Francisco, California. The building contains 296,000 square feet and is leased by Schwab under a term expiring in the year 2010. Schwab has three successive five-year options to renew the lease at then current market rates. Schwab also has a lease for 398,000 square feet of office space located at 211 Main Street in San Francisco, California. The lease expires in 2018 and includes two ten-year extension options at then current market rates. In addition to these locations, Schwab leases space in other buildings for its San Francisco operations, including its principal executive offices at 120 Kearny Street, aggregating 1,103,000 additional square feet. SCM's headquarters are located in leased office space in Jersey City, New Jersey.
     All of the Company's branch offices are located in leased premises, generally with lease expiration dates five to ten years from inception. In addition, the Company has four regional customer telephone service centers. The Company owns the service centers located in Phoenix and Indianapolis, with 288,000 and 164,000 square feet, respectively. The Company also leases an additional 148,000 square feet as part of its Phoenix service center. The Company leases the service centers located in Denver and Orlando, with 328,000 and 226,000 square feet, respectively.
     The Company owns its two primary data center facilities located in Phoenix totaling 147,000 square feet.
     While the corporate headquarters and data centers support all of the Company's segments, the branch offices and service centers primarily support the Individual Investor and Institutional Investor segments and SCM's headquarters supports the Capital Markets segment.


Item 3.       Legal Proceedings

     The information required to be furnished pursuant to this item is included in note "12 - Commitments and Contingent Liabilities" in the Notes to Consolidated Financial Statements in the Company's 1999 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 4.       Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1999.




                                     PART II


Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters

     The Company's common stock is listed on the NYSE and the Pacific Exchange under the ticker symbol SCH. The number of common stockholders of record as of March 6, 2000 was 9,996. The closing market price per share on that date was $47.69.
     The other information required to be furnished pursuant to this item is included in "Quarterly Financial Information (Unaudited)" in the Company's 1999 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 6.       Selected Financial Data

     The information required to be furnished pursuant to this item is included in "Selected Financial and Operating Data" in the Company's 1999 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required to be furnished pursuant to this item is included in "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1999 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.
     Average balances and interest rates for the fourth quarters of 1999 and 1998 are summarized as follows (dollars in millions):




--------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                 December 31,
                                                              1999          1998
--------------------------------------------------------------------------------
Interest-Earning Assets (customer-related):
Margin loans to customers:
  Average balance outstanding                                 $14,982    $ 9,048
  Average interest rate                                         7.83%      7.54%
Investments:
  Average balance outstanding                                 $ 8,415    $ 8,895
  Average interest rate                                         5.01%      4.95%
Average yield on interest-earning assets                        6.82%      6.25%
Funding Sources (customer-related and other):
Interest-bearing customer cash balances:
  Average balance outstanding                                 $18,701    $14,586
  Average interest rate                                         4.29%      4.13%
Other interest-bearing sources:
  Average balance outstanding                                 $ 1,497    $ 1,305
  Average interest rate                                         4.25%      3.75%
Average noninterest-bearing portion                           $ 3,199    $ 2,052
Average interest rate on funding sources                        3.70%      3.63%
Summary:
  Average yield on interest-earning assets                      6.82%      6.25%
  Average interest rate on funding sources                      3.70%      3.63%
--------------------------------------------------------------------------------
Average net interest margin                                     3.12%      2.62%
================================================================================

     The increase in interest revenue, net of interest expense, from the fourth quarter of 1998 to the fourth quarter of 1999 was primarily due to higher levels of margin loans to customers, partially offset by higher average customer cash balances.
     Equipment,   office   facilities   and  property  are  detailed  below  (in
thousands):

--------------------------------------------------------------------------------
                                                                 December 31,
                                                              1999          1998
--------------------------------------------------------------------------------
Land                                                       $   14,674   $ 14,674
Buildings                                                      95,725     90,626
Leasehold improvements                                        210,557    155,428
Furniture and equipment                                       135,096    105,168
Telecommunications equipment                                  126,778    100,994
Information technology equipment and software                 532,652    373,226
Construction in progress                                       56,934      7,696
--------------------------------------------------------------------------------
   Subtotal                                                 1,172,416    847,812
Accumulated depreciation and amortization                     574,655    451,649
--------------------------------------------------------------------------------
   Total                                                   $  597,761   $396,163
================================================================================

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

     The information required to be furnished pursuant to this item is included in "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Risk Management -- Market Risk" in the Company's 1999 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.

Item 8.       Financial Statements and Supplementary Data

     The information required to be furnished pursuant to this item is included in the Consolidated Financial Statements and "Quarterly Financial Information (Unaudited)" in the Company's 1999 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III


Item 10.      Directors and Executive Officers of the Registrant

     The information relating to directors of the Company required to be furnished pursuant to this item is incorporated by reference from portions of the Company's definitive proxy statement for its annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 29, 2000 (the Proxy Statement) under "The Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Executive Officers of the Registrant

     The following table provides certain information about each of the Company's current executive officers. Executive officers are elected by and serve at the discretion of the Company's Board of Directors. However, Mr. Schwab has an employment agreement with the Company through March 2004, which includes an automatic renewal feature that, as of each March 31, extends the agreement for an additional year unless either party elects to not extend the agreement.


===========================================================================================================================

                                     Executive Officers of the Registrant


Name                             Age          Title
Charles R. Schwab                62           Chairman, Co-Chief Executive Officer, and Director
David S. Pottruck                51           President, Co-Chief Executive Officer, and Director
Karen W. Chang                   51           Enterprise President - Retail Business Development and Branch Network
John Philip Coghlan              48           Vice Chairman and Enterprise President - Services for Investment Managers
                                                 and Retirement Plan Services
Linnet F. Deily                  54           Vice Chairman and President - Retail Group
Christopher V. Dodds             40           Executive Vice President and Chief Financial Officer
Carrie E. Dwyer                  48           Executive Vice President, General Counsel and Corporate Secretary
Lon Gorman                       51           Vice Chairman and Enterprise President - Capital Markets and Trading
Daniel O. Leemon                 46           Executive Vice President and Chief Strategy Officer
Dawn Gould Lepore                45           Vice Chairman, Executive Vice President and Chief Information Officer
Susanne D. Lyons                 42           Executive Vice President and Chief Marketing Officer
John P. McGonigle                44           Executive Vice President - Mutual Funds
George A. Rich                   52           Executive Vice President - Human Resources
Robert H. Rosseau                51           Executive Vice President and Enterprise President - International
Gideon Sasson                    44           Enterprise President - Electronic Brokerage
Elizabeth Gibson Sawi            47           Executive Vice President and Chief Administrative Officer
Steven L. Scheid                 46           Vice Chairman and Enterprise President - Financial Products and Services

===========================================================================================================================


     Mr. Schwab has been Co-Chief Executive Officer of the Company since 1998, and Chairman and a director of the Company since its incorporation in 1986. Mr. Schwab was Chief Executive Officer of the Company from 1986 to 1997. Mr. Schwab was a founder of Schwab in 1971 and has been its Chairman since 1978. Mr. Schwab is currently a director of The Gap, Inc.; Siebel Systems, Inc., a company that provides support for software systems; and Vodafone AirTouch Plc. Mr. Schwab is also a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust and Schwab Annuity Portfolios, all registered investment companies. In 1999, Mr. Schwab was named a director of AudioBase, Inc., a company that provides music and voice to Internet publishers, advertisers and marketers.

     Mr. Pottruck has been Co-Chief Executive Officer of the Company since 1998, director of the Company since 1994, and President of the Company since 1992. Mr. Pottruck was Chief Operating Officer of the Company from 1994 to 1998. Mr. Pottruck has been Chief Executive Officer of Schwab since 1992 and President of Schwab since 1988 (except for the period September 1997 to April 1998). Mr. Pottruck joined Schwab in 1984. Mr. Pottruck is currently a director of Intel Corporation, a maker of microcomputer components and related products; and Preview Travel, Inc., an online travel services provider; and serves on the Federal Advisory Commission on Electronic Commerce. In 1999, Mr. Pottruck was elected to the Board of Governors of the National Association of Securities Dealers, Inc. Additionally, Mr. Pottruck was named a director of Epoch Partners, Inc. in 1999 and DoveBid, Inc., an auctioneer and capital asset sale advisor, in January 2000.

     Ms. Chang has been Enterprise President - Retail Business Development and Branch Network of Schwab and Executive Vice President of the Company since 1997. Ms. Chang was Executive Vice President - Retail Branch Network of the Company and Schwab from 1996 to 1997 and Senior Vice President - Retail Branch Network of the Company and Schwab from 1994 to 1996. Ms. Chang joined Schwab in 1994.

     Mr. Coghlan has been Vice Chairman of the Company and Schwab since July 1999, Enterprise President - Services for Investment Managers of Schwab since
1998, Enterprise President - Retirement Plan Services of Schwab since 1997 and Executive Vice President of the Company since 1992. Mr. Coghlan was Executive Vice President of Schwab and General Manager of Schwab Institutional from 1992 to 1997. Mr. Coghlan joined Schwab in 1986.

     Ms. Deily has been Vice Chairman of the Company and Schwab since July 1999, President - Retail Group of Schwab since 1998 and Executive Vice President of the Company since 1997. Ms. Deily was Enterprise President - Services for Investment Managers of Schwab from 1997 to 1998 and Executive Vice President and General Manager-Services for Investment Managers of the Company and Schwab from 1996 to 1997. Before joining Schwab in 1996, Ms. Deily was Chairman, President and Chief Executive Officer of First Interstate Bank of Texas from 1991 to 1996.

     Mr. Dodds has been Chief Financial Officer of the Company and Schwab since July 1999 and Executive Vice President of the Company and Schwab since 1998. Mr. Dodds was Corporate Controller of Schwab from 1997 to March 1999 and Corporate Treasurer of Schwab from 1993 to 1997. Mr. Dodds joined Schwab in 1986.

     Ms. Dwyer has been General Counsel and Corporate Secretary of the Company and Schwab since 1997 and Executive Vice President of the Company and Schwab since 1996. Before joining Schwab in 1996, Ms. Dwyer was Senior Counselor to the Chairman of the U.S. Securities and Exchange Commission from 1993 to 1996.

     Mr. Gorman has been Vice Chairman of the Company and Schwab since July 1999, Enterprise President - Capital Markets and Trading of Schwab and Executive Vice President of the Company since 1997. Mr. Gorman was Executive Vice President - Capital Markets and Trading of the Company and Schwab from 1996 to 1997. Before joining Schwab in 1996, Mr. Gorman was a Managing Director of Credit Suisse First Boston Corporation from 1988 to 1996. Mr. Gorman is currently a director of the Securities Industry Association. Additionally, Mr. Gorman was named a director of REDIBook ECN LLC in 1999 and CyBerCorp, Inc. in March 2000.

     Mr. Leemon has been Executive Vice President and Chief Strategy Officer of the Company and Schwab since 1995. Before joining Schwab in 1995, Mr. Leemon held various positions with The Boston Consulting Group, Inc., a management consulting firm, from 1989 to 1995, including Vice President from 1990.

     Ms. Lepore has been Vice Chairman of the Company and Schwab since July 1999 and Executive Vice President of the Company and Chief Information Officer of the Company and Schwab since 1993. Ms. Lepore was Executive Vice President of Schwab from 1993 to July 1999. Ms. Lepore joined Schwab in 1983. Ms. Lepore was named a director of eBay Inc. in January 2000 and currently serves as a director of the Times Mirror Company.

     Ms. Lyons has been Chief Marketing Officer of Schwab since January 2000 and Executive Vice President of the Company since 1997. Ms. Lyons was Enterprise President - Retail Client Services of Schwab from 1997 to January 2000, Executive Vice President - Retail Marketing of the Company and Schwab from 1996 to 1997, and Senior Vice President - Active Trader of the Company and Schwab from 1994 to 1996. Ms. Lyons joined Schwab in 1992.

     Mr. McGonigle has been Executive Vice President of the Company and Executive Vice President - Mutual Funds of Schwab since April 1999. Mr. McGonigle was Executive Vice President - Third-Party Funds of Schwab from 1998 to March 1999, Senior Vice President - Third-Party Funds of Schwab from 1996 to 1998, and Senior Vice President of Fund Relations of Schwab from 1994 to 1996. Mr. McGonigle joined Schwab in 1989.

     Mr. Rich has been Executive Vice President of the Company and Executive Vice President - Human Resources of Schwab since 1998. Before joining Schwab in 1998, Mr. Rich was Senior Vice President of Williams-Sonoma, Inc. from 1995 to 1998. Mr. Rich was Vice President - Human Resources of Kenetech Corporation, a company that develops and operates independent power projects, from 1994 to 1995. Mr. Rich is currently on the San Francisco Committee on Jobs and is a Director to the Advisory Board of Pacific Crest Outward Bound School.

     Mr. Rosseau has been Executive Vice President and Enterprise President - International of the Company and Schwab since February 2000. Prior to joining Schwab, Mr. Rosseau was Chief Executive Officer of ETC Services, Inc. from 1998 to February 2000. Mr. Rosseau was President and Chief Executive Officer of Deluxe Electronic Payment Systems, Inc. from 1996 to 1998 and Senior Vice President of Deluxe Corporation from 1996 to 1998. Mr. Rosseau was Chairman of Diners Club International Ltd., and President and Chief Executive Officer of Diners Club North America and Europe from 1991 to 1996. Mr. Rosseau previously served as Senior Vice President - Retail Service Delivery of Schwab from 1987 to 1988.

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

     Ms. Sawi has been Executive Vice President and Chief Administrative Officer of the Company and Schwab since August 1999. Ms. Sawi returned to Schwab full-time in August 1999 after a fifteen-month sabbatical during which she worked for Schwab part-time on several projects. Prior to her sabbatical, Ms. Sawi was Executive Vice President - Electronic Brokerage of the Company and Schwab from 1995 to 1997, Executive Vice President - Mutual Funds of the Company and Schwab, and President of CSIM from 1994 to 1995. Ms. Sawi joined Schwab in 1982.

     Mr. Scheid has been Vice Chairman of the Company and Schwab since July 1999, Executive Vice President of the Company since 1996 and Enterprise President - Financial Products and Services of Schwab since 1998. Mr. Scheid was Executive Vice President of Schwab and Chief Financial Officer of the Company and Schwab from 1996 to July 1999. Before joining Schwab in 1996, Mr. Scheid was Executive Vice President of Finance of First Interstate Bancorp from 1994 to 1996 and was Principal Financial Officer from 1995 to 1996.


Item 11.      Executive Compensation

     The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under "Director Compensation," "Summary Compensation Table," "Option Grants," "Options Exercised," "Compensation Committee Report," "Certain Transactions," and "Appendix A -- Description of Employment and Severance Agreements."


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



                                    PART IV


Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Documents filed as part of this Report

     1. Financial Statements

     The financial statements and independent auditors' report are included in the Company's 1999 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report and are listed below:

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

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1999.

(c)  Exhibits

     The exhibits listed below are filed as part of this annual report on Form 10-K.


--------------------------------------------------------------------------------
  Exhibit
  Number                                Exhibit
--------------------------------------------------------------------------------

     2.1 Agreement and Plan of Merger dated as of January 12, 2000, by and among The Charles Schwab Corporation, Patriot Merger Corporation and U.S. Trust Corporation, filed as Exhibit 2.1 to the Registrant's Form 8-K dated January 12, 2000 and incorporated herein by reference.

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

    3.10 Fourth Restated Certificate of Incorporation, effective July 30, 1999, of the Registrant, which includes amendments through May 20, 1999 (supersedes Exhibit 3.7), filed as Exhibit 3.10 to the Registrant's Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

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

   10.72  Restatement  of Assignment and License,  as amended  January 25, 1988,
          among  Charles  Schwab  &  Co.,  Inc.,   Charles  R.  Schwab  and  the
          Registrant.

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

  10.146  Annual  Executive  Individual  Performance Plan dated as of January 1,
          1995.                                                                +

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

  10.188  The Charles  Schwab  Corporation  Executive  Officer Stock Option Plan
          (1987), as amended October 22, 1997, with form of Non-Qualified Stock Option Agreement (Executive Officer Stock Option Plan (1987)) attached, (supersedes Exhibit 10.159) filed as Exhibit 10.188 to the Registrant's Form 10-K for the year ended December 31, 1997 and
          incorporated herein by reference.                                    +

  10.189 Annual Executive Individual Performance Plan restated and amended January 1, 1998 (supersedes Exhibit 10.146) filed as Exhibit 10.189 to the Registrant's Form 10-K for the year ended December 31, 1997 and
          incorporated herein by reference.                                    +

  10.190 The Charles Schwab Corporation Employee Stock Incentive Plan dated October 22, 1997 filed as Exhibit 10.190 to the Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by
          reference.                                                           +

  10.191 Form of Restricted Shares Award Agreement of The Charles Schwab Corporation 1992 Stock Incentive Plan (supersedes Exhibit 10.171) filed as Exhibit 10.191 to the Registrant's Form 10-K for the year
          ended December 31, 1997 and incorporated herein by reference.        +

  10.192 Form of Nonstatutory Stock Option Agreement of The Charles Schwab Corporation 1992 Stock Incentive Plan (supersedes Exhibit 10.172) filed as Exhibit 10.192 to the Registrant's Form 10-K for the year
          ended December 31, 1997 and incorporated herein by reference.        +

  10.193 Form of Nonstatutory Stock Option and Performance Unit Agreement of The Charles Schwab Corporation 1992 Stock Incentive Plan (supersedes
          Exhibit 10.173) filed as Exhibit 10.193 to the Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by
          reference.                                                           +

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

  10.200 Form of Indemnification Agreement entered into between Registrant and members of the Board of Directors of Registrant (supersedes exhibit 10.34), filed as Exhibit 10.200 to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

  10.201 Seventh Amendment to the Charles Schwab Profit Sharing and Employee Stock Ownership Plan (Amendments 1 through 6 of the Charles Schwab Profit Sharing and Employee Stock Ownership Plan are incorporated under Exhibit 10.195, filed with the Registrant's Form 10-K for the fiscal year ended December 31, 1997), filed as Exhibit 10.201 to the Registrant's Form 10-K for the year ended December 31, 1998 and
          incorporated herein by reference.                                    +

  10.202 Fourth Amendment to the Trust Agreement for the Charles Schwab Profit Sharing and Employee Stock Ownership Plan effective January 1, 1998, filed as Exhibit 10.202 to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference. +

  10.203 The Charles Schwab Corporation 1992 Stock Incentive Plan, restated to include Amendments through March 20, 1998 (supersedes Exhibit 10.187), filed as Exhibit 10.203 to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference. +

  10.204 The Charles Schwab Corporation Deferred Compensation Plan, as amended through January 20, 1999 (supersedes Exhibit 10.199), filed as Exhibit
          10.204 to the  Registrant's  Form 10-Q for the quarter ended March 31,
          1999 and incorporated herein by reference.                           +

  10.205 Eighth Amendment to The SchwabPlan Retirement Savings and Investment Plan (formerly the Charles Schwab Profit Sharing and Employee Stock Ownership Plan), filed as Exhibit 10.205 to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by
          reference.                                                           +

  10.206 Credit Agreement (364-Day Commitment) dated June 25, 1999 between the Registrant and the financial institutions listed therein (supersedes
          Exhibit 10.197), filed as Exhibit 10.206 to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

  10.207 The Charles Schwab Corporation 1992 Stock Incentive Plan, restated to include Amendments through May 17, 1999 (supersedes Exhibit 10.203), filed as Exhibit 10.207 to the Registrant's Form 10-Q for the quarter
          ended September 30, 1999 and incorporated herein by reference.       +

  10.208 The Charles Schwab Corporation 1992 Stock Incentive Plan, restated to include amendments through December 15, 1999 (supersedes Exhibit
          10.207).                                                             +

  10.209 The Charles Schwab Corporation Directors' Deferred Compensation Plan, restated to include amendments through October 28, 1999
          (supersedes Exhibit 10.204).                                         +

  10.210 The SchwabPlan Retirement Savings and Investment Plan, restated to include amendments through December 22, 1999 (supersedes Exhibits
          10.195, 10.201 and 10.205).                                          +

    12.1  Computation of Ratio of Earnings to Fixed Charges.

    13.1 Portions of The Charles Schwab Corporation 1999 Annual Report to Stockholders, which have been incorporated herein by reference. Except for such portions, such annual report is not deemed to be "filed" herewith.

    21.1  Subsidiaries of the Registrant.

    23.1  Independent Auditors' Consent.

    27.1  Financial Data Schedule (electronic only).


* Incorporated by reference to the identically-numbered exhibit to Registrant's Registration Statement No. 33-16192 on Form S-1, as amended and declared effective on September 22, 1987.

+  Management contract or compensatory plan.

--------------------------------------------------------------------------------

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2000.

                                                  THE CHARLES SCHWAB CORPORATION
                                                            (Registrant)


                                                BY: /s/ Charles R. Schwab
                                                    ----------------------------
                                                    Charles R. Schwab
                                                    Chairman, Co-Chief Executive
                                                     Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 28, 2000.


     Signature / Title                         Signature / Title
     -----------------                         -----------------


/s/ Charles R. Schwab                     /s/ David S. Pottruck
-----------------------------             ------------------------------
Charles R. Schwab,                        David S. Pottruck,
Chairman, Co-Chief Executive Officer      President, Co-Chief Executive Officer
 and Director                              and Director
 (principal executive officer)             (principal executive officer)


/s/ Christopher V. Dodds
-----------------------------
Christopher V. Dodds,
Executive Vice President
 and Chief Financial Officer
 (principal financial and
  accounting officer)


/s/ Nancy H. Bechtle                      /s/ C. Preston Butcher
-----------------------------             ------------------------------
Nancy H. Bechtle, Director                C. Preston Butcher, Director


/s/ Donald G. Fisher                      /s/ Anthony M. Frank
-----------------------------             ------------------------------
Donald G. Fisher, Director                Anthony M. Frank, Director


/s/ Frank C. Herringer                    /s/ Stephen T. McLin
-----------------------------             -------------------------------
Frank C. Herringer, Director              Stephen T. McLin, Director


/s/ Condoleezza Rice                      /s/ Arun Sarin
-----------------------------             -------------------------------
Condoleezza Rice, Director                Arun Sarin, Director


/s/ George P. Shultz                      /s/ Roger O. Walther
-----------------------------             -------------------------------
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

Schedule II - Valuation and Qualifying Accounts                           F-7













Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the Company's consolidated financial statements and notes in the Company's 1999 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.

INDEPENDENT  AUDITORS'  REPORT
------------------------------



To the Stockholders and Board of Directors of The Charles Schwab Corporation:


We have audited the consolidated financial statements of The Charles Schwab Corporation and subsidiaries (the Company) as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 16, 2000 (which report expresses an unqualified opinion and includes an explanatory paragraph related to an accounting change to conform with Statement of Position 98-1); such consolidated financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of the Company listed in the Index at F-1. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





/s/ DELOITTE & TOUCHE LLP
-------------------------
San Francisco, California
February 16, 2000


                                                                                                             SCHEDULE I

                                          THE CHARLES SCHWAB CORPORATION
                                               (PARENT COMPANY ONLY)

                                   Condensed Financial Information of Registrant
                                              Condensed Balance Sheet
                                                  (In thousands)

                                                                                                      December 31,
                                                                                                1999               1998
                                                                                                ----               ----
Assets
Cash and cash equivalents                                                                 $  232,398         $  180,025
Advances to subsidiaries                                                                     985,318            460,848
Investments in subsidiaries, at equity                                                     1,800,031          1,223,417
Other assets                                                                                  31,157              8,683
------------------------------------------------------------------------------------------------------------------------
Total                                                                                     $3,048,904         $1,872,973
========================================================================================================================

Liabilities and Stockholders' Equity
Drafts payable                                                                            $  200,008
Accrued expenses and other liabilities                                                       119,961         $   93,351
Borrowings                                                                                   455,000            351,000
------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                            774,969            444,351

Stockholders' equity                                                                       2,273,935          1,428,622
------------------------------------------------------------------------------------------------------------------------
Total                                                                                     $3,048,904         $1,872,973
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

See Notes to Condensed Financial Information.



                                                                                                              SCHEDULE I

                                         THE CHARLES SCHWAB CORPORATION
                                              (PARENT COMPANY ONLY)

                                  Condensed Financial Information of Registrant
                                          Condensed Statement of Income
                                                 (In thousands)

                                                                                        Year Ended December 31,
                                                                              1999               1998              1997
                                                                              ----               ----              ----
Interest revenue                                                          $ 71,428           $ 42,780          $ 30,699
Interest expense                                                           (28,398)           (25,429)          (20,546)
------------------------------------------------------------------------------------------------------------------------

Net interest revenue                                                        43,030             17,351            10,153

Other revenues                                                                 151                409               544
Other income (expenses)                                                    (25,392)           (12,104)            4,423
------------------------------------------------------------------------------------------------------------------------

Income before income tax expense and equity
   in earnings of subsidiaries                                              17,789              5,656            15,120

Income tax expense                                                           6,885              2,092             5,692
------------------------------------------------------------------------------------------------------------------------

Income before equity in earnings of subsidiaries                            10,904              3,564             9,428

Equity in earnings of subsidiaries
  Equity in undistributed earnings of subsidiaries                         434,698             56,913           199,869
  Dividends paid by subsidiaries                                           143,275            287,985            60,980
------------------------------------------------------------------------------------------------------------------------
  Total                                                                    577,973            344,898           260,849

Net income                                                                $588,877           $348,462          $270,277
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

See Notes to Condensed Financial Information.


                                                                                                       SCHEDULE I

                                      THE CHARLES SCHWAB CORPORATION
                                           (PARENT COMPANY ONLY)

                               Condensed Financial Information of Registrant
                                     Condensed Statement of Cash Flows
                                              (In thousands)

                                                                                   Year Ended December 31,
                                                                             1999            1998            1997
                                                                             ----            ----            ----
Cash flows from operating activities
Net income                                                              $ 588,877       $ 348,462       $ 270,277
   Noncash items included in net income:
      Equity in undistributed earnings of subsidiaries                   (434,698)        (56,913)       (199,869)
Change in other assets                                                    (10,995)         (3,932)            279
Change in drafts payable                                                  200,008
Change in accrued expenses and other liabilities                           29,030          13,753          (4,122)
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 372,222         301,370          66,565
------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
Increase in net advances to subsidiaries                                 (286,393)        (26,465)        (51,939)
Increase in investments in subsidiaries                                  (129,533)           (800)        (50,614)
Cash payments for businesses acquired, net of cash received                (5,657)         (1,400)         (1,200)
Cash payments for investments in businesses                               (11,854)
------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                    (433,437)        (28,665)       (103,753)
------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from borrowings                                                  144,000          30,000         111,000
Repayment of borrowings                                                   (40,000)        (40,000)        (28,000)
Dividends paid                                                            (45,502)        (43,068)        (37,091)
Purchase of treasury stock                                                               (150,180)        (18,234)
Proceeds from stock options exercised and other                            55,090          30,766          14,530
------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                          113,588        (172,482)         42,205
------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                      52,373         100,223           5,017
Cash and cash equivalents at beginning of year                            180,025          79,802          74,785
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                $ 232,398       $ 180,025       $  79,802
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


                                                                      SCHEDULE I

                         THE CHARLES SCHWAB CORPORATION
                              (PARENT COMPANY ONLY)

                  Condensed Financial Information of Registrant
                    Notes to Condensed Financial Information

1.   Introduction and basis of presentation

     The condensed financial information of The Charles Schwab Corporation (the Parent Company) should be read in conjunction with the consolidated financial statements of The Charles Schwab Corporation and subsidiaries (the Company) and notes thereto found in the Company's 1999 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No.
     13.1 of this report.

2.   Supplemental cash flow information

     During 1998, the Parent Company recorded a non-cash capital contribution of $69 million to its subsidiary, Charles Schwab & Co., Inc. (Schwab), through the assumption of indebtedness.

     Certain information affecting the cash flows of the Parent Company follows (in thousands):


                                                      Year ended December 31,
                                                    1999        1998        1997
                                                 -------------------------------

     Income taxes paid                           $11,264     $ 5,539     $ 2,608
                                                 =======     =======     =======
     Interest paid:
         Borrowings                              $25,290     $24,113     $18,773
         Other                                       162         306         364
                                                 -------     -------     -------
     Total interest paid                         $25,452     $24,419     $19,137
                                                 =======     =======     =======
3.   Common stock split

     The Parent Company's Board of Directors declared a two-for-one common stock split, distributed July 1999, effected in the form of a 100% stock dividend.

4.   Related party transactions

     The Parent Company provides subordinated revolving credit facilities to its subsidiaries, Schwab, Schwab Capital Markets L.P. (SCM) (formerly known as Mayer & Schweitzer, Inc.) and Charles Schwab Europe (CSE).

     Schwab had a $1,400 million subordinated revolving credit facility maturing in September 2001, of which $905 million was outstanding at December 31, 1999. This credit facility was $450 million at the end of 1998, of which $405 million was outstanding at December 31, 1998. At year end 1999, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from the Parent Company maturing in 2001. The outstanding balance of these term loans was also $25 million at year end 1998.

     SCM had a $35 million subordinated lending arrangement maturing in 2001, which was not used in 1999 or 1998. SCM also had a $25 million short-term credit facility established in 1999, which was not used at December 31, 1999.

     CSE had a (pound)20 million, equivalent to $32 million, subordinated lending arrangement with the Parent Company. At December 31, 1999, CSE had outstanding (pound)18 million under these arrangements, equivalent to $29 million, with (pound)5 million maturing in 2001 and (pound)13 million maturing in 2003. This lending arrangement was (pound)5 million, equivalent to $8 million, at the end of 1998, all of which was outstanding at December 31, 1998.

     Interest earned by the Parent Company from these subordinated lending arrangements totaled $60 million in 1999, $37 million in 1998 and $26 million in 1997.


                                                                                                           SCHEDULE II


                                           THE CHARLES SCHWAB CORPORATION



                                         Valuation and Qualifying Accounts
                                                  (In thousands)


                                                                     Additions
                                            Balance at     ----------------------------                     Balance at
                                            Beginning       Charged                                            End
                Description                  of Year       to Expense            Other*      Written off     of Year
               ------------                 ----------     ----------            ------      -----------   -----------
For the year ended
   December 31, 1999:

      Allowance for doubtful accounts           $7,575        $15,848              $917        $(12,988)      $11,352
                                            ==========================================================================


For the year ended
   December 31, 1998:

      Allowance for doubtful accounts           $7,717        $ 4,752              $231        $ (5,125)      $ 7,575
                                            ==========================================================================


For the year ended
   December 31, 1997:

      Allowance for doubtful accounts           $5,518        $ 3,896              $195        $ (1,892)      $ 7,717
                                            ==========================================================================



* Represents collections of previously written-off accounts.
