Form 10-Q
period 2000-03-31
SCHWAB CHARLES CORP
filed 2000-05-10
CIK 316709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 2000      Commission file number 1-9700



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

               841,697,688* shares of $.01 par value Common Stock
                          Outstanding on April 28, 2000


* Excludes the effects of the three-for-two common stock split declared May 3, 2000 and payable May 30, 2000.

                         THE CHARLES SCHWAB CORPORATION

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2000

                                      Index

                                                                            Page

Part I - Financial Information

     Item 1.      Condensed Consolidated Financial Statements:

                      Statement of Income                                     1
                      Balance Sheet                                           2
                      Statement of Cash Flows                                 3
                      Notes                                                  4-7

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8-16

     Item 3.      Quantitative and Qualitative Disclosures About
                  Market Risk                                              16-17


Part II - Other Information

     Item 1.      Legal Proceedings                                          18

     Item 2.      Changes in Securities and Use of Proceeds                  18

     Item 3.      Defaults Upon Senior Securities                            18

     Item 4.      Submission of Matters to a Vote of Security Holders        18

     Item 5.      Other Information                                          18

     Item 6.      Exhibits and Reports on Form 8-K                           18


Signature                                                                    19


FORWARD-LOOKING STATEMENTS This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management's beliefs, objectives and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company's senior management. These statements relate to, among other things, the Company's potential status under the Bank Holding Company Act, contingent liabilities, the ability to successfully pursue the Company's strategy to attract and retain customer assets, the ability of the Company to realize the expected benefits of a merger, the decline in average revenue per share traded, sources of liquidity and capital expenditures. Achievement of the expressed beliefs, objectives and expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from those beliefs, objectives and expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Important factors that may cause such differences are noted in this interim report, the Company's 1999 Annual Report to Stockholders and the Company's Form 10-K for the year ended December 31, 1999. See "Forward-Looking Statements" in Management's Discussion and Analysis of Financial Condition and Results of Operations in this interim report for a discussion of important factors that may cause such differences.


                                   THE CHARLES SCHWAB CORPORATION

                                   Part 1 - FINANCIAL INFORMATION
                        Item 1. Condensed Consolidated Financial Statements



                                   THE CHARLES SCHWAB CORPORATION

                            CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (In thousands, except per share amounts)
                                            (Unaudited)


                                                                                Three  Months Ended
                                                                                     March 31,
                                                                                2000           1999
                                                                                ----           ----
Revenues
    Commissions                                                           $  783,250     $  472,652
    Mutual fund service fees                                                 236,973        169,295
    Interest revenue, net of interest expense of
      $266,009 in 2000 and $173,545 in 1999                                  263,980        149,851
    Principal transactions                                                   245,280        131,311
    Other                                                                     42,393         28,476
----------------------------------------------------------------------------------------------------
       Total                                                               1,571,876        951,585
----------------------------------------------------------------------------------------------------

Expenses Excluding Interest
    Compensation and benefits                                                591,338        390,214
    Occupancy and equipment                                                   79,134         59,975
    Communications                                                            86,510         66,763
    Advertising and market development                                       100,934         52,591
    Depreciation and amortization                                             49,693         33,593
    Professional services                                                     62,124         32,277
    Commissions, clearance and floor brokerage                                41,648         24,387
    Goodwill amortization                                                      4,756          1,276
    Other                                                                     76,078         54,417
----------------------------------------------------------------------------------------------------
       Total                                                               1,092,215        715,493
----------------------------------------------------------------------------------------------------

Income before taxes on income                                                479,661        236,092
Taxes on income                                                              195,414         93,225
----------------------------------------------------------------------------------------------------

Net Income                                                                $  284,247     $  142,867
====================================================================================================

Weighted-average common shares outstanding - diluted (1)                     852,465        838,502
====================================================================================================

Earnings Per Share (1)
    Basic                                                                 $      .35     $      .18
    Diluted                                                               $      .33     $      .17
====================================================================================================

Dividends Declared Per Common Share (1)                                   $    .0140     $    .0140
====================================================================================================

Pro forma weighted-average common shares outstanding - diluted (2)         1,278,698      1,257,753
====================================================================================================

Pro Forma Earnings Per Share (2)
    Basic                                                                 $      .23     $      .12
    Diluted                                                               $      .22     $      .11
====================================================================================================

Pro Forma Dividends Declared Per Common Share (2)                         $    .0093     $    .0093
====================================================================================================

(1)  Excludes the effects of the three-for-two common stock split declared May 3, 2000 and payable May 30, 2000.

(2)  Pro forma amounts include the effects of the three-for-two common stock split declared May 3, 2000 and payable
     May 30, 2000.


See Notes to Condensed Consolidated Financial Statements.




                                           THE CHARLES SCHWAB CORPORATION

                                        CONDENSED CONSOLIDATED BALANCE SHEET
                                      (In thousands, except per share amounts)
                                                     (Unaudited)

                                                                                March 31,     December 31,
                                                                                  2000            1999
                                                                                  ----            ----
Assets
   Cash and cash equivalents                                                  $ 2,227,177     $ 2,079,128
   Cash and investments required to be segregated under federal or other regulations (including resale agreements of $4,267,081 in 2000
       and $6,165,043 in 1999)                                                  6,917,622       8,465,528
   Receivable from brokers, dealers and clearing organizations                    673,928         482,657
   Receivable from customers - net                                             22,021,513      17,060,222
   Securities owned - at market value                                             413,070         339,634
   Equipment, office facilities and property - net                                667,431         597,761
   Goodwill - net                                                                 520,565          43,786
   Other assets                                                                   299,148         230,345
----------------------------------------------------------------------------------------------------------

       Total                                                                  $33,740,454     $29,299,061
==========================================================================================================

Liabilities and Stockholders' Equity
   Drafts payable                                                             $   476,270     $   467,758
   Payable to brokers, dealers and clearing organizations                       2,148,125       1,748,765
   Payable to customers                                                        26,203,756      23,422,592
   Accrued expenses and other liabilities                                       1,114,525         931,011
   Borrowings                                                                     655,129         455,000
----------------------------------------------------------------------------------------------------------
       Total liabilities                                                       30,597,805      27,025,126
----------------------------------------------------------------------------------------------------------

   Stockholders' equity:
       Preferred stock - 9,940 shares authorized; $.01 par value
           per share; none issued
       Common stock - 2,000,000 shares authorized; $.01 par value per share;
           839,215 and 822,249 shares issued and outstanding in 2000 and 1999,
           respectively*                                                            8,394           8,224
       Additional paid-in capital                                               1,150,861         539,408
       Retained earnings                                                        2,067,070       1,794,282
       Unearned ESOP shares                                                          (453)           (967)
       Unamortized restricted stock compensation                                  (83,282)        (70,926)
       Foreign currency translation adjustment                                         59           3,914
----------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                          3,142,649       2,273,935
----------------------------------------------------------------------------------------------------------

   Total                                                                      $33,740,454     $29,299,061
==========================================================================================================

* Excludes the effects of the three-for-two common stock split declared May 3, 2000 and payable May 30, 2000.

See Notes to Condensed Consolidated Financial Statements.




                                              THE CHARLES SCHWAB CORPORATION

                                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      (In thousands)
                                                        (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                   2000              1999
                                                                                   ----              ----
Cash flows from operating activities
    Net income                                                              $   284,247       $   142,867
        Noncash items included in net income:
            Depreciation and amortization                                        49,693            33,648
            Goodwill amortization                                                 4,756             1,221
            Compensation payable in common stock                                 21,766            16,759
            Deferred income taxes                                                (3,465)           (2,402)
            Other                                                                 3,947             3,717
    Change in securities owned                                                  (73,431)          (74,541)
    Change in other assets                                                      (32,768)          (25,951)
    Change in accrued expenses and other liabilities                            207,452           101,466
----------------------------------------------------------------------------------------------------------
        Net cash provided before change in customer-related balances            462,197           196,784
----------------------------------------------------------------------------------------------------------

    Change in customer-related balances:
        Cash and investments required to be segregated under
            federal or other regulations                                      1,541,546         1,156,233
        Receivable from brokers, dealers and clearing organizations            (187,649)         (164,219)
        Receivable from customers                                            (4,958,103)       (2,175,730)
        Drafts payable                                                            8,695           (61,896)
        Payable to brokers, dealers and clearing organizations                  403,619            80,501
        Payable to customers                                                  2,779,572           897,245
----------------------------------------------------------------------------------------------------------
            Net change in customer-related balances                            (412,320)         (267,866)
----------------------------------------------------------------------------------------------------------
                Net cash provided (used) by operating activities                 49,877           (71,082)
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities
    Purchase of equipment, office facilities and property - net                (116,363)          (55,962)
    Cash payments for business combinations and investments,
        net of cash received                                                     10,011            (5,657)
----------------------------------------------------------------------------------------------------------
            Net cash used by investing activities                              (106,352)          (61,619)
----------------------------------------------------------------------------------------------------------

Cash flows from financing activities
    Proceeds from borrowings                                                    200,000
    Dividends paid                                                              (11,468)          (11,287)
    Proceeds from stock options exercised and other                              16,564            28,972
----------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                               205,096            17,685
----------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                       (572)             (949)
----------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                148,049          (115,965)
Cash and cash equivalents at beginning of period                              2,079,128         1,155,928
----------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                  $ 2,227,177       $ 1,039,963
==========================================================================================================

See Notes to Condensed Consolidated Financial Statements.


                         THE CHARLES SCHWAB CORPORATION

                               NOTES TO CONDENSED
                             CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company). CSC is a holding company engaged, through its subsidiaries, in securities brokerage and related financial services. CSC's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer with 356 domestic branch offices in 48 states, as well as branches in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. Another subsidiary, Charles Schwab Europe (CSE) is a retail securities brokerage firm located in the United Kingdom. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, and Schwab Capital Markets L.P. (SCM) (prior to March 1, 2000, this business was known as Mayer & Schweitzer, Inc.), a market maker in Nasdaq and other securities providing trade execution services to broker-dealers and institutional customers. On March 1, 2000, the Company completed the acquisition of CyBerCorp, Inc. (CyBerCorp), an electronic trading technology and brokerage firm providing Internet-based services to highly active, online investors.
     These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Stockholders, which are incorporated by reference in the Company's 1999 Annual Report on Form 10-K. The Company's results for any interim period are not necessarily indicative of results for a full year.
     Certain items in prior periods' financial statements have been reclassified to conform to the 2000 presentation.

2.   New Accounting Standard

     Statement of Financial Accounting Standards (SFAS) No. 137, which amended the effective date of SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, was issued in June 1999. The Company is required to adopt SFAS No. 133 by January 1, 2001. This statement establishes accounting and reporting standards requiring that all derivative instruments are recorded on the balance sheet as either an asset or a liability, measured at its fair value. The statement requires that changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met and such hedge accounting treatment is elected. While the Company is currently evaluating the effects of this statement, its adoption is not expected to have a material impact on the Company's financial position, results of operations, earnings per share or cash flows.

3.   Business Combinations

     Share data throughout this Note has not been restated to reflect the effects of the three-for-two common stock split declared May 3, 2000 and payable May 30, 2000.
     On March 1, 2000, the Company acquired CyBerCorp for $517 million in a non-taxable stock-for-stock exchange. Pursuant to the acquisition, CyBerCorp became a wholly owned subsidiary of CSC which resulted in 11,713,000 shares of CSC's common stock and 2,051,000 options to purchase CSC common stock being exchanged for all of the outstanding shares, options and equity rights of CyBerCorp. Because the acquisition is accounted for using the purchase method, the operating results of CyBerCorp are included in the consolidated results of the Company since the acquisition date. The historical results of CyBerCorp are not included in periods prior to the acquisition. The net assets acquired are recorded at fair value and the excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. The Company recorded intangible assets acquired of approximately $512 million, including approximately $482 million of goodwill. The goodwill is amortized on a straight-line basis over a period of ten years. Other intangible assets acquired, which consist primarily of purchased technology and total $30 million, are amortized on a straight-line basis over a period of three years.
     On January  13,  2000,  the Company  announced  the  execution  of a merger agreement with U.S. Trust Corporation (U.S. Trust). Under the terms of the agreement, U.S. Trust will become a wholly owned subsidiary of CSC and U.S. Trust shareholders will receive 3.427 shares of CSC's common stock for each common share of U.S. Trust. Based on the number of common shares of U.S. Trust and options and other equity rights to acquire common shares of U.S. Trust outstanding on January 12, 2000, the Company anticipates that U.S. Trust's shareholders will receive approximately 73,000,000 shares (net of shares for employees' payroll tax withholding) of CSC's common stock in the merger. Upon completion of the merger, the Company expects to incur merger-related costs of $53 million pre-tax, or $44 million after-tax, for professional fees and change in control related compensation payable to U.S. Trust employees. In addition, under the terms of the merger agreement, the Company plans to establish a retention program for all U.S. Trust employees, whereby the employees will receive cash compensation and stock options, contingent upon continued employment, at the end of the two-year period following the completion of the merger. The Company plans to recognize the $125 million cost of the cash component of the U.S. Trust retention program over this two-year period. Accordingly, the Company plans to recognize $16 million pre-tax, or $10 million after-tax, per quarter for this merger-related compensation expense. Following the merger, the Company expects to become a financial holding company under the Bank Holding Company Act of 1956, as amended. The transaction is subject to the approval of the Board of Governors of the Federal Reserve System (Federal Reserve Board), other regulatory approvals and to U.S. Trust shareholder approval. The transaction, which is expected to be completed by June 2000, is intended to be a non-taxable stock-for-stock exchange and to qualify for pooling of interests accounting treatment. See note "11 - Subsequent Events."

4.   Comprehensive Income

     Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows (in thousands):

--------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                  March 31,
                                                              2000         1999
--------------------------------------------------------------------------------
Net income                                                $284,247     $142,867
Foreign currency translation adjustment                     (3,855)      (1,247)
--------------------------------------------------------------------------------
Total comprehensive income                                $280,392     $141,620
================================================================================

5.   Earnings Per Share

     Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per share under the basic and diluted computations are as follows (in thousands, except per share amounts):

--------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                   March 31,
                                                              2000          1999
--------------------------------------------------------------------------------
Net income                                                $284,247      $142,867
================================================================================
Weighted-average common
   shares outstanding - basic (1)                          821,907       803,379
Common stock equivalent shares
   related to stock incentive plans (1)                     30,598        35,123
--------------------------------------------------------------------------------
Weighted-average common
   shares outstanding - diluted (1)                        852,505       838,502
================================================================================
Basic earnings per share (1)                              $    .35      $    .18
================================================================================
Diluted earnings per share (1)                            $    .33      $    .17
================================================================================
(1) Excludes the effects of the three-for-two common stock split declared May 3, 2000 and payable May 30, 2000.

     The computation of diluted EPS for the three months ended March 31, 2000 excludes stock options to purchase 3,262,000 shares because the exercise prices for those options were greater than the average market price of the common shares, and therefore the effect would be antidilutive. There were no such antidilutive stock options outstanding at March 31, 1999.

6.   Potential Bank Holding Company Act Requirements

     Upon consummation of the transaction with U.S. Trust, the Company expects to become a financial holding company, subject to Federal Reserve Board supervision, under the Bank Holding Company Act of 1956, as amended. The transaction is subject to Federal Reserve Board and other regulatory approvals and to U.S. Trust's shareholder approval. If such regulatory and shareholder approvals are obtained, the Company will be required to limit its business to financial services. It may be required to maintain capital at certain levels which could affect its ability to pay dividends. Under certain circumstances, the Company may be required to provide additional capital to its subsidiaries, and such subsidiaries may be prohibited from paying dividends. Additionally, Federal Reserve Board approval will be required for certain changes in control of CSC. See note "11 - Subsequent Events."

7.   Regulatory Requirements

     Schwab and SCM are subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule). Schwab and SCM compute net capital under the alternative method permitted by this Rule, which requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from customer transactions or a minimum dollar amount, which is based on the type of business conducted by the broker-dealer. The minimum dollar amount for both Schwab and SCM is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement. At March 31, 2000, Schwab's net capital was $2,228 million (10% of aggregate debit balances), which was $1,781 million in excess of its minimum required net capital and $1,111 million in excess of 5% of aggregate debit balances. At March 31, 2000, SCM's net capital was $68 million, which was $67 million in excess of its minimum required net capital. Certain other subsidiaries of CSC are subject to regulatory and other requirements of the jurisdictions in which they operate. At March 31, 2000, these subsidiaries were in compliance with their applicable requirements.
     Schwab, SCM and CSE had portions of their cash and investments segregated for the exclusive benefit of customers at March 31, 2000, in accordance with applicable regulations.

8.   Commitments and Contingent Liabilities

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

9.   Segment Information

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

--------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                   March 31,
                                                              2000          1999
--------------------------------------------------------------------------------
Revenues
Individual Investor                                     $1,094,593      $664,723
Institutional Investor                                     218,602       141,996
Capital Markets                                            258,681       144,866
--------------------------------------------------------------------------------
   Total                                                $1,571,876      $951,585
================================================================================
Income Before Taxes on Income
Individual Investor                                     $  334,348      $167,072
Institutional Investor                                      78,878        33,985
Capital Markets                                             66,435        35,035
--------------------------------------------------------------------------------
   Total                                                $  479,661      $236,092
================================================================================


10.  Supplemental Cash Flow Information

     Certain information affecting the cash flows of the Company follows (in thousands):


--------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                   March 31,
                                                              2000          1999
--------------------------------------------------------------------------------
Income taxes paid                                         $ 67,050      $ 31,695
================================================================================

Interest paid:
   Customer cash balances                                 $240,857      $154,958
   Stock-lending activities                                 15,540        11,934
   Borrowings                                               12,011         8,146
   Other                                                       873         1,850
--------------------------------------------------------------------------------
Total interest paid                                       $269,281      $176,888
================================================================================

Non-cash investing and financing activities:
   Common stock and options issued for
      purchase of CyBerCorp                               $504,332
================================================================================

11.      Subsequent Events

     Subsequent to March 31, 2000 and prior to the date of this report, the Company issued the remaining $111 million in Senior Medium-Term Notes, Series A available under its current prospectus supplement on file with the SEC. On May 5, 2000, the Company filed a Registration Statement under the Securities Act of 1933 on Form S-3 relating to the issuance of up to $750 million aggregate principal amount of debt securities. As of the filing date of this quarterly report on Form 10-Q, the Registration Statement has not yet been declared effective by the SEC, and therefore these securities are not yet issuable. The proceeds from the sale of these securities will be used for general corporate purposes.
     On May 3, 2000, the Board of Directors approved a three-for-two split of CSC's common stock, which will be effected in the form of a 50% stock dividend. The stock dividend is payable May 30, 2000 to stockholders of record May 12, 2000.
     As a consequence of the stock split, the exchange ratio in the U.S. Trust merger transaction will be adjusted such that holders of the common shares of U.S. Trust will receive 5.1405 shares of CSC's common stock for each common share that they own. The 5.1405 rate replaces the exchange ratio of 3.427 described in note "3 - Business Combinations."
     On May 1, 2000, the Federal Reserve Board announced its approval of the Company's application to become a bank holding company by acquiring U.S. Trust. The Federal Reserve Board also announced that the Company's election to be a financial holding company would become effective upon the consummation of CSC's acquisition of U.S. Trust. The transaction has also been approved by the bank regulatory authorities in Connecticut, Delaware, New York and North Carolina, and the process of obtaining other requisite regulatory approvals is continuing.

                         THE CHARLES SCHWAB CORPORATION


Item 2.    Management's  Discussion  and   Analysis  of Financial  Condition and
           Results  of  Operations

                             Description of Business

     The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide securities brokerage and related financial services for 6.9 million active customer accounts(a). Customer assets in these accounts totaled $823.2 billion at March 31, 2000. CSC's principal subsidiary, Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer with 356 domestic branch offices in 48 states, as well as branches in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. Another subsidiary, Charles Schwab Europe (CSE), is a retail securities brokerage firm located in the United Kingdom. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, and Schwab Capital Markets L.P. (SCM) (prior to March 1, 2000, this business was known as Mayer & Schweitzer, Inc.), a market maker in Nasdaq and other securities providing trade execution services to broker-dealers and institutional customers. On March 1, 2000, the Company completed the acquisition of CyBerCorp, Inc. (CyBerCorp), an electronic trading technology and brokerage firm providing Internet-based services to highly active, online investors.

---------------
(a)  Accounts with balances or activity within the preceding eight months.

     The Company provides financial services to individuals, institutional customers and broker-dealers through three segments - Individual Investor, Institutional Investor and Capital Markets. The Individual Investor segment includes the Company's domestic and international retail operations. The Institutional Investor segment provides custodial, trading and support services to independent investment managers, and serves company 401(k) plan sponsors and third-party administrators. The Capital Markets segment provides trade execution services in Nasdaq, exchange-listed and other securities primarily to broker-dealers and institutional customers. The Company's mutual fund services are considered a product and not a segment. Mutual fund service fees are included in both the Individual Investor and Institutional Investor segments.
     The Company's strategy is to attract and retain customer assets by focusing on a number of areas within the financial services industry - retail brokerage, mutual funds, support services for independent investment managers, 401(k) defined contribution plans and equity securities market-making.
     To pursue its strategy and its objective of long-term profitable growth, the Company plans to continue to leverage its competitive advantages. These advantages include a nationally recognized brand, a broad range of products and services, multi-channel delivery systems and an ongoing investment in technology. While the Company's business continues to be predominantly conducted in the U.S., the Company continues to selectively expand its international presence.
     Brand: The Company's nationwide advertising and marketing programs support its strategy by continually reinforcing the strengths and key attributes of Schwab's full-service offering. By maintaining a consistent level of visibility in the market place, the Company seeks to establish a leading and lasting financial service brand in a focused and cost-effective manner. The Company primarily uses a combination of network, cable and local television, print media, and athletic event sponsorship in its advertising to investors. These programs helped the Company attract $44.0 billion in net new customer assets and open 494,000 new accounts during the first quarter of 2000.
     Products and Services: The Company offers a broad range of value-oriented products and services to meet customers' varying investment and financial needs, including help and advice and access to extensive investment research, news and information. The Company's approach to advice is based on long-term investment strategies and guidance on portfolio diversification and asset allocation. The Company strives to demystify investing by educating and assisting customers in the development of investment plans. This approach is designed to be offered consistently across all of the Company's delivery channels and provides customers with a wide selection of choices for their investment needs. Schwab's registered representatives can assist investors in developing asset allocation strategies and evaluating their investment choices, and refer investors who desire additional guidance to independent investment managers through the Schwab AdvisorSource(TM) service. Schwab's Mutual Fund Marketplace(R) provides customers with the ability to invest in 1,987 mutual funds from 323 fund families, including 1,165 Mutual Fund OneSource(R) funds. Schwab also provides custodial, trading and support services to approximately 6,000 independent investment managers. As of March 31, 2000, these managers were guiding the investments of 902,000 Schwab customer accounts containing $235.9 billion in assets.
     The Company responds to changing customer needs with continued product, technology and service innovations. During the first quarter of 2000, the Company launched the Schwab Portfolio Consultation(TM), a package of analytical services and individual consultations with Schwab investment specialists designed to assist customers in evaluating their asset allocations and determining whether, when and how to re-balance their investments. Schwab introduced a number of Web-based service offerings during the first quarter of 2000, including the Schwab Learning Center, which provides access to interactive courseware designed to help customers learn more about investing principles and using the online channel. Additionally, Schwab introduced the Charles Schwab Stock Analyzer(TM), a tool that guides customers through the basics of equity research, and launched a comprehensive retirement planning Web site that contains a variety of planning tools and educational materials. Further, Schwab added Market Analysis and Trade Notification alerts to the SchwabAlerts(TM) customer e-mail service, and also enhanced the Schwab Portfolio Check-Up(TM) online asset allocation tool so that customers can include non-Schwab holdings in their analyses. Schwab also introduced PocketBroker(TM), a wireless product that enables U.S. investors to access account information and place orders through cellular phones or other handheld devices.
     Delivery Systems: The Company's multi-channel delivery systems allow customers to choose how they prefer to do business with the Company. To enable customers to obtain services in person with a Company representative, the Company maintains a network of branch offices which also provides investors with access to the Internet. Telephonic access to the Company is provided primarily through four regional customer telephone service centers and two online customer support centers that operate both during and after normal market hours. Additionally, customers are able to obtain financial information on an automated basis through the Company's automated telephonic and online channels. Automated telephonic channels include TeleBroker(R), Schwab's touch-tone telephone quote and trading service, and VoiceBroker(TM), Schwab's voice recognition quote and trading service. Online channels include the Charles Schwab Web Site(TM), an information and trading service on the Internet at www.schwab.com, and PC-based services such as SchwabLink(R), a service for investment managers. While the online channel is the Company's fastest-growing channel, the Company continues to stress the importance of Clicks and Mortar(TM) access - blending the power of the Internet with personal service to create a full-service customer experience. Schwab provides every retail customer access to all delivery channels and flat-fee pricing for Internet trades. During the first quarter of 2000, Schwab announced reduced online pricing for more actively trading investors and a plan to increase fees related to minimum account balances.
     Technology: The Company's ongoing investment in technology is a key element in expanding its product and service offerings, enhancing its delivery systems, providing fast and consistent customer service, reducing processing costs, and facilitating the Company's ability to handle significant increases in customer activity without a corresponding rise in staffing levels. The Company uses technology to empower its customers to manage their financial affairs and is a leader in driving technological advancements in the financial services industry.
     International Expansion: In February 2000, the Company formed a joint venture with ecorp Limited to provide financial services to investors in Australia and New Zealand. Additionally during the first quarter of 2000, Schwab expanded its international offering by announcing plans to work with Barclays PLC to develop and operate an automated foreign exchange facility that will enable non-U.S. investors to buy and sell securities in different foreign markets through their Schwab account. Schwab also launched a new online service that features research and information about U.S. financial markets in Chinese.
     Pending Merger: During the first quarter of 2000, the Company announced the execution of a merger agreement with U.S. Trust Corporation (U.S. Trust), a leading wealth management firm serving affluent individuals and families. This transaction is intended to combine certain of the Company's strengths - technology, operations, advertising and distribution - with U.S. Trust's highly personalized service model, research capabilities, trust and estate services, investment track record and reputation in wealth management services. Management believes that the combined organization can create a comprehensive, integrated, value-priced, wealth management offering for affluent households, including both individual investors and customers of independent investment managers. The transaction, which is expected to be completed by June 2000, is intended to qualify for pooling of interests accounting treatment.

                                 Risk Management

     For discussion on the Company's principal risks and some of the policies and procedures for risk identification, assessment and mitigation, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management" in the Company's 1999 Annual Report to Stockholders, which is filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 1999. See Liquidity and Capital Resources of this report for a discussion on liquidity risk; and see Item 3- Quantitative and Qualitative Disclosures About Market Risk for additional information relating to market risk.
     Given the nature of the Company's revenues, expenses and risk profile, the Company's earnings and CSC's common stock price may be subject to significant volatility from period to period. The Company's results for any interim period are not necessarily indicative of results for a full year. Risk is inherent in the Company's business. Consequently, despite the Company's attempts to identify areas of risk, oversee operational areas involving risk and implement policies and procedures designed to mitigate risk, there can be no assurance that the Company will not suffer unexpected losses due to operating or other risks.

                           Forward-Looking Statements

     This Quarterly Report on Form 10-Q, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management's beliefs, objectives and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company's senior management. These statements relate to, among other things, the Company's potential status under the Bank Holding Company Act (see note "6 - Potential Bank Holding Company Act Requirements" in Item 1 - Notes to Condensed Consolidated Financial Statements), contingent liabilities (see note "8 - Commitments and Contingent Liabilities" in Item 1 - Notes to Condensed Consolidated Financial Statements), the ability to successfully pursue the Company's strategy to attract and retain customer assets (see Description of Business), the ability of the Company to realize the expected benefits of a merger (see Description of Business - Pending Merger), the decline in average revenue per share traded (see Revenues - Principal Transactions), sources of liquidity (see Liquidity and Capital Resources - Liquidity), and capital expenditures (see Liquidity and Capital Resources - Cash Flows and Capital Resources). Achievement of the expressed expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed expectations described in these statements. Important factors that may cause such differences are noted in this interim report, the Company's 1999 Annual Report to Stockholders and the Company's Form 10-K for the year ended December 31, 1999 and include, but are not limited to: the effect of customer trading patterns on Company revenues and earnings; the risk of not completing the above described merger; the ability to assimilate acquired companies and to achieve the anticipated benefits; the Company's ability to attract and retain key personnel; changes in the Company's level of personnel hiring, investment in new or existing technology, or utilization of public media for advertising; changes in technology; computer system failures and security breaches; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry practices adversely affecting the Company; adverse results of litigation; the ability to obtain external financing; changes in revenues and profit margin due to cyclical securities markets and interest rates; the level and volatility of equity prices; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes; and risks associated with international expansion and operations.

                        Three Months Ended March 31, 2000
                 Compared To Three Months Ended March 31, 1999

Financial Overview

     The Company's revenues increased in the first quarter of 2000 mainly due to higher customer trading volume and an increase in customer assets. Revenues of $1,572 million in the first quarter of 2000 grew $620 million, or 65%, from the first quarter of 1999 due to increases in revenues of $430 million, or 65%, in the Individual Investor segment, $76 million, or 54%, in the Institutional Investor segment, and $114 million, or 79%, in the Capital Markets segment. See note "9 - Segment Information" in Item 1 - Notes to Condensed Consolidated Financial Statements for financial information by segment.
     Total operating expenses excluding interest during the first quarter of 2000 were $1,092 million, up 53% from $715 million for the first quarter of 1999, primarily resulting from additional staff and related costs.
     Net income for the first quarter of 2000 was a record $284 million, up 99% from first quarter 1999 net income of $143 million. Diluted earnings per share for the first quarters of 2000 and 1999 were $.33 and $.17 per share, respectively. All references to earnings per share information in this report reflect diluted earnings per share unless otherwise noted. Share and per share data throughout this report have not been restated to reflect the effects of the three-for-two common stock split declared May 3, 2000 and payable May 30, 2000.
     The after-tax profit margin for the first quarter of 2000 was 18.1%, up from 15.0% for the first quarter of 1999. The annualized return on stockholders' equity for the first quarter of 2000 was 42%, up from 36% for the first quarter of 1999.
     The Company's first quarter 2000 results include charges for goodwill and intangible asset amortization, professional fees and other expenses relating to the acquisition of CyBerCorp and the pending merger with U.S. Trust. These charges totaled $13 million after-tax, or $.02 per share. Excluding these charges, the Company's first quarter 2000 after-tax profit margin would have been 18.9% and earnings would have been $297 million, up 108% from the first quarter of 1999.
     Trading activity reached record levels in the first quarter of 2000, as shown in the following table (in thousands):

-------------------------------------------------------------------------------
                                                          Three  Months
                                                              Ended
                                                            March 31,    Percent
Daily Average Trades                                      2000     1999   Change
--------------------------------------------------------------------------------
Revenue Trades
  Online                                                 256.5    112.2     129%
  TeleBroker(R)and VoiceBroker(TM)                        11.6     10.1      15
  Regional customer telephone
     service centers, branch offices
     and other                                            42.0     40.5       4
--------------------------------------------------------------------------------
  Total                                                  310.1    162.8      90%
================================================================================
Mutual Fund OneSource(R) Trades
  Online                                                  47.5     25.2      88%
  TeleBroker and VoiceBroker                               1.9      1.3      46
  Regional customer telephone
     service centers, branch offices
     and other                                            27.1     23.4      16
--------------------------------------------------------------------------------
  Total                                                   76.5     49.9      53%
================================================================================
Total Daily Average Trades
  Online                                                 304.0    137.4     121%
  TeleBroker and VoiceBroker                              13.5     11.4      18
  Regional customer telephone
     service centers, branch offices
     and other                                            69.1     63.9       8
--------------------------------------------------------------------------------
  Total                                                  386.6    212.7      82%
================================================================================

     Assets in Schwab customer accounts were $823.2 billion at March 31, 2000, an increase of $281.2 billion, or 52%, from a year ago as shown in the table below. This increase from a year ago resulted from net new customer assets of $123.5 billion and net market gains of $157.7 billion.

--------------------------------------------------------------------------------
Growth in Schwab Customer
   Assets and Accounts
   (In billions, at quarter end,                            March 31,    Percent
   except as noted)                                      2000      1999   Change
--------------------------------------------------------------------------------
Assets in Schwab customer accounts
   Schwab One(R) and other
     cash equivalents                                  $ 26.0    $ 18.5      41%
   SchwabFunds(R):
     Money market funds                                  92.6      74.4      24
     Equity and bond funds                               23.8      16.4      45
--------------------------------------------------------------------------------
       Total SchwabFunds                                116.4      90.8      28
--------------------------------------------------------------------------------
   Mutual Fund Marketplace(R)(1):
     Mutual Fund OneSource
       Retail                                            69.7      39.0      79
       Schwab Institutional(TM)(2)                       52.4      34.2      53
   -----------------------------------------------------------------------------
         Total Mutual Fund
           OneSource                                    122.1      73.2      67
     All other                                           78.1      61.8      26
--------------------------------------------------------------------------------
       Total Mutual Fund Marketplace                    200.2     135.0      48
--------------------------------------------------------------------------------
         Total mutual fund assets                       316.6     225.8      40
--------------------------------------------------------------------------------
   Equity and other securities (1)                      450.2     272.2      65
   Fixed income securities                               52.2      37.2      40
   Margin loans outstanding                             (21.8)    (11.7)     86
--------------------------------------------------------------------------------
   Total                                               $823.2    $542.0      52%
================================================================================
Net growth in assets
   in Schwab customer accounts
   (for the quarter ended)
     Net new customer assets                           $ 44.0    $ 27.4
     Net market gains                                    54.0      23.5
--------------------------------------------------------------------------------
   Net growth                                          $ 98.0    $ 50.9
================================================================================
New Schwab customer accounts
   (in thousands, for the
   quarter ended)                                       494.1     388.2      27%
Active Schwab customer
   accounts (in millions)                                 6.9       5.9      17%
================================================================================
Active online Schwab customer
   accounts (in millions) (3)                             3.7       2.5      48%
Online Schwab customer
   assets                                              $417.7    $219.0      91%
================================================================================
(1) Excludes money market funds and all of Schwab's proprietary money market, equity and bond funds.
(2) Represents assets invested in Mutual Fund OneSource by independent investment managers and retirement plans.
(3) Active online accounts are defined as all accounts within a household that has had at least one online session within the past twelve months.


REVENUES

     Revenues grew $620 million, or 65%, in the first quarter of 2000 compared to the first quarter of 1999, due to a $311 million, or 66%, increase in commission revenues, a $114 million, or 76%, increase in interest revenue, net of interest expense (referred to as net interest revenue), and a $114 million, or 87%, increase in principal transaction revenues, as well as a $68 million, or 40%, increase in mutual fund service fees. Non-trading revenues represented 35% of total revenues for the first quarter of 2000, down from 36% for the first quarter of 1999 as shown in the table below.

--------------------------------------------------------------------------------
                                                                   Three  Months
                                                                       Ended
                                                                      March 31,
Composition of Revenues                                            2000     1999
--------------------------------------------------------------------------------
Commissions                                                         50%      50%
Principal transactions                                              15       14
--------------------------------------------------------------------------------
   Total trading revenues                                           65       64
--------------------------------------------------------------------------------
Mutual fund service fees                                            15       18
Net interest revenue                                                17       16
Other                                                                3        2
--------------------------------------------------------------------------------
   Total non-trading revenues                                       35       36
--------------------------------------------------------------------------------
Total                                                              100%     100%
================================================================================

Commissions

     The Company earns commission revenues by executing customer trades primarily through the Individual Investor and Institutional Investor segments. These revenues are affected by the number of customer accounts that trade, the average number of commission-generating trades per account, and the average commission per trade.
     Commission revenues for the Company were $783 million for the first quarter of 2000, up $311 million, or 66%, from the first quarter of 1999. As shown in the table below, the total number of revenue trades executed by the Company has increased 97% as the Company's customer base, as well as customer trading activity per account, has grown. Average commission per revenue trade decreased 16%. This decline was mainly due to an increase in the proportion of trades placed through the Company's online channels, which have lower commission rates than the Company's other channels.

--------------------------------------------------------------------------------
                                                          Three Months
Commissions Earned                                            Ended
   on Customer Revenue                                      March 31,    Percent
   Trades                                                2000      1999   Change
--------------------------------------------------------------------------------
Customer accounts that
   traded during the quarter
   (in thousands)                                       2,360     1,662      42%
Average customer
   revenue trades
   per account                                           8.28      5.98      38
Total revenue
   trades (in thousands)                               19,543     9,940      97
Average commission
   per revenue trade                                   $40.12    $47.72     (16)
Commissions earned
   on customer revenue
   trades (in millions) (1)                            $  784    $  474      65
================================================================================
(1) Includes certain non-commission revenues relating to the execution of customer trades totaling $14 million in the first quarter of 2000 and $8 million in the first quarter of 1999. Excludes commissions on trades relating to specialist operations totaling $13 million in the first quarter of 2000 and $7 million in the first quarter of 1999.

Mutual Fund Service Fees

     The Company earns mutual fund service fees for recordkeeping and shareholder services provided to third-party funds, and for transfer agent services, shareholder services, administration and investment management provided to its proprietary funds. These fees are based upon the daily balances of customer assets invested in third-party funds and upon the average daily net assets of Schwab's proprietary funds. Mutual fund service fees are earned primarily through the Individual Investor and Institutional Investor segments.
     Mutual fund service fees were $237 million for the first quarter of 2000, up $68 million, or 40%, from the first quarter of 1999. This increase was primarily due to an increase in customer assets in Schwab's proprietary funds, collectively referred to as the SchwabFunds(R), as well as an increase in customer assets in funds purchased through Schwab's Mutual Fund OneSource(R) service.

Net Interest Revenue

     Net interest revenue is the difference between interest earned on assets (mainly margin loans to customers and investments) and interest paid on liabilities (mainly customer cash balances). Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates. Substantially all of the Company's net interest revenue is earned by Schwab through the Individual Investor and Institutional Investor segments.
     Net interest revenue was $264 million for the first quarter of 2000, up $114 million, or 76%, from the first quarter of 1999 as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                          Three  Months
                                                              Ended
                                                            March 31,    Percent
                                                          2000     1999   Change
--------------------------------------------------------------------------------
Interest Revenue
Margin loans to customers                                 $401     $198     103%
Investments, customer-related                              100      111     (10)
Other                                                       29       14     107
--------------------------------------------------------------------------------
   Total                                                   530      323      64
--------------------------------------------------------------------------------

Interest Expense
Customer cash balances                                     237      155      53
Stock-lending activities                                    14        9      56
Borrowings                                                   9        6      50
Other                                                        6        3     100
--------------------------------------------------------------------------------
   Total                                                   266      173      54
--------------------------------------------------------------------------------

Net interest revenue                                      $264     $150      76%
================================================================================

     Customer-related daily average balances, interest rates and average net interest margin for the first quarters of 2000 and 1999 are summarized in the following table (dollars in millions):

--------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                   March 31,
                                                               2000        1999
--------------------------------------------------------------------------------
Interest-Earning Assets (customer-related):
Margin loans to customers:
  Average balance outstanding                               $19,666      $11,083
  Average interest rate                                       8.21%        7.25%
Investments:
  Average balance outstanding                               $ 7,955      $ 9,694
  Average interest rate                                       5.06%        4.65%
Average yield on interest-earning assets                      7.30%        6.04%
Funding Sources (customer-related
   and other):
Interest-bearing customer cash balances:
  Average balance outstanding                               $20,724      $16,292
  Average interest rate                                       4.61%        3.86%
Other interest-bearing sources:
  Average balance outstanding                               $ 2,367      $ 1,709
  Average interest rate                                       4.10%        3.36%
Average noninterest-bearing portion                         $ 4,530      $ 2,776
Average interest rate on funding sources                      3.81%        3.30%
Summary:
  Average yield on interest-earning assets                    7.30%        6.04%
  Average interest rate on funding sources                    3.81%        3.30%
--------------------------------------------------------------------------------
Average net interest margin                                   3.49%        2.74%
--------------------------------------------------------------------------------

     The increase in net interest revenue from the first quarter of 1999 was primarily due to higher levels of margin loans to customers, partially offset by higher average customer cash balances.

Principal Transactions

     Principal transaction revenues are primarily comprised of net gains from market-making activities in Nasdaq and other securities transactions effected through the Capital Markets segment. Factors that influence principal transaction revenues include the volume of customer trades, market price volatility, average revenue per share traded and changes in regulations and industry practices.
     Principal transaction revenues were $245 million for the first quarter of 2000, up $114 million, or 87%, from the first quarter of 1999. This increase was primarily due to greater share volume handled by SCM, partially offset by lower average revenue per share traded.
     During the first quarter of 2000, SCM implemented midpoint pricing, a practice whereby most customer orders at market opening are matched or crossed at the price that represents the midpoint between the prevailing bid and offer prices. This change, which eliminates any potential spread that could be earned by a market maker on trades executed at the market opening, is likely to cause decreases in average revenue per share traded, will only affect the Capital Markets segment and, based on management's expectations, will not have a material impact on that segment's revenues.

Expenses Excluding Interest

     Compensation and benefits expense was $591 million for the first quarter of 2000, up $201 million, or 52%, from the first quarter of 1999 primarily due to a greater number of employees and higher incentive and variable compensation expense resulting from the Company's financial performance. The following table shows a comparison of certain compensation and benefits components and employee data (in thousands):

--------------------------------------------------------------------------------
                                                                    Three Months
                                                                        Ended
                                                                      March 31,
                                                                    2000    1999
--------------------------------------------------------------------------------
Compensation and benefits expense as a
   % of total revenues                                               38%     41%
Incentive and variable compensation as a
   % of compensation and benefits expense                            38%     33%
Compensation for temporary employees,
   contractors and overtime hours as a
   % of compensation and benefits expense                             9%     12%
Full-time equivalent employees(1)                                   20.3    14.8
   (at end of quarter)
Revenues per average full-time equivalent
   employee                                                        $81.4   $67.7
================================================================================
(1) Includes full-time, part-time and temporary employees, and persons employed on a contract basis.

     Advertising and market development expense was $101 million for the first quarter of 2000, up $48 million, or 92%, from the first quarter of 1999. This increase was primarily a result of the Company's increased brand-focused television and print media spending.
     Professional services expense was $62 million for the first quarter of 2000, up $30 million, or 92%, from the first quarter of 1999. This increase was primarily due to consulting fees related to various information technology projects and professional fees relating to the pending merger with U.S. Trust.
     The Company's effective income tax rate was 40.7% for the first quarter of 2000, up from 39.5% for the first quarter of 1999. This change was primarily due to charges, which are non-deductible for tax purposes, for certain professional fees relating to the pending merger with U.S. Trust and goodwill amortization relating to the acquisition of CyBerCorp.

                         Liquidity and Capital Resources

Liquidity

CSC

     CSC's liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. As discussed below, Schwab, SCM and CSE are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs and maintaining Schwab's and SCM's net capital.
     CSC has liquidity needs that arise from its issued and outstanding $655 million Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, acquisitions and other investments. The Medium-Term Notes have maturities ranging from 2000 to 2010 and fixed interest rates ranging from 5.96% to 8.05% with interest payable semiannually. The Medium-Term Notes are rated A3 by Moody's Investors Service and A by Standard & Poor's Ratings Group. The rating by Standard & Poor's was raised to A from A- on April 14, 2000.
     CSC has a prospectus supplement on file with the Securities and Exchange Commission pursuant to which as of March 31, 2000, up to $111 million in Senior or Senior Subordinated Medium-Term Notes, Series A remained available for issuance. See note "11 Subsequent Events" in Item 1 - Notes to Condensed Consolidated Financial Statements.
     CSC may borrow under its committed, unsecured credit facilities. CSC maintains a $600 million facility with a group of fourteen banks which expires in June 2000 and a $175 million facility with a group of nine banks which expires in June 2001. CSC plans to renegotiate the terms for the facility that is due to expire in June 2000. The funds under both of these facilities are available for general corporate purposes and CSC pays a commitment fee on the unused balance of these facilities. The financial covenants in these facilities require CSC to maintain minimum levels of stockholders' equity, and Schwab and SCM to maintain specified levels of net capital, as defined. The Company believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements. These facilities were unused during the first quarter of 2000.
     CSC also has direct access to $635 million of the $795 million uncommitted, unsecured bank credit lines, provided by nine banks, that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab, while the credit line provided by another one of these banks includes a sub-limit on credit available to CSC. These lines were not used by CSC during the first quarter of 2000.

Schwab

     Liquidity needs relating to customer trading and margin borrowing activities are met primarily through cash balances in customer accounts, which were $26.0 billion and $23.0 billion at March 31, 2000 and December 31, 1999, respectively. Management believes that customer cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
     Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement of $1 million. At March 31, 2000, Schwab's net capital was $2,228 million (10% of aggregate debit balances), which was $1,781 million in excess of its minimum required net capital and $1,111 million in excess of 5% of aggregate debit balances. Schwab has historically targeted net capital to be 10% of its aggregate debit balances, which primarily consist of customer margin loans. To achieve this target, as customer margin loans have grown, an increasing amount of cash flows have been retained to support aggregate debit balances.
     To manage Schwab's regulatory capital position, CSC provides Schwab with a $1,400 million subordinated revolving credit facility maturing in September 2001, of which $905 million was outstanding at March 31, 2000. At quarter end, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from CSC - $10 million maturing in 2001 and $15 million maturing in 2002. Borrowings under these subordinated lending arrangements qualify as regulatory capital for Schwab.
     To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines totaling $795 million at March 31, 2000 ($635 million of these lines are also available for CSC to use). The need for short-term borrowings arises primarily from timing differences between cash flow requirements and the scheduled liquidation of interest-bearing investments. Schwab used such borrowings for 16 days during the first quarter of 2000, with the daily amounts borrowed averaging $80 million. These lines were unused at March 31, 2000.
     To satisfy the margin requirement of customer option transactions with the Options Clearing Corporation (OCC), Schwab had unsecured letter of credit agreements with twelve banks in favor of the OCC aggregating $1,005 million at March 31, 2000. Schwab pays a fee to maintain these letters of credit. No funds were drawn under these letters of credit at March 31, 2000.

SCM

     SCM's liquidity needs are generally met through earnings generated by its operations. Most of SCM's assets are liquid, consisting primarily of marketable securities, cash and cash equivalents, and receivable from brokers, dealers and clearing organizations.
     SCM's liquidity is affected by the same net capital regulatory requirements as Schwab (see discussion above). At March 31, 2000, SCM's net capital was $68 million, which was $67 million in excess of its minimum required net capital.
     SCM may borrow up to $35 million under a subordinated lending arrangement with CSC maturing in 2001. Borrowings under this arrangement qualify as regulatory capital for SCM. In addition, CSC provides SCM with a $25 million short-term credit facility. Borrowings under this arrangement do not qualify as regulatory capital for SCM. These facilities were unused during the first quarter of 2000.

CSE

     CSE's liquidity needs are generally met through earnings generated by its operations. Most of CSE's assets are liquid, consisting primarily of cash and investments required to be segregated, receivable from brokers, dealers and clearing organizations, and receivable from customers and others.
     CSE may borrow up to (pound)70 million, equivalent to $111 million at March 31, 2000, under subordinated lending arrangements with CSC. At March 31, 2000, CSE had outstanding (pound)18 million under these arrangements, equivalent to $29 million, with (pound)5 million maturing in 2001 and (pound)13 million maturing in 2003.

Cash Flows and Capital Resources

     Net income plus depreciation and amortization was $339 million for the first quarter of 2000, up 90% from $178 million for the first quarter of 1999, allowing the Company to finance its operations primarily with internally generated funds. Depreciation and amortization expense related to equipment, office facilities and property was $48 million for the first quarter of 2000, as compared to $33 million for the first quarter of 1999, or 3% of revenues for each period, respectively. Amortization expense related to goodwill and other intangible assets was $6 million for the first quarter of 2000, as compared to $2 million for the first quarter of 1999. This increase was primarily due to goodwill amortization related to the acquisition of CyBerCorp.
     The Company's capital expenditures net of proceeds from the sale of fixed assets were $116 million in the first quarter of 2000 and $56 million in the first quarter of 1999, or 7% and 6% of revenues for each period, respectively. Capital expenditures in the first quarter of 2000 were for equipment relating to the Company's information technology systems, software, and leasehold improvements. Capital expenditures as described above include the capitalized costs for developing internal-use software of $21 million in the first quarter of 2000 and $11 million in the first quarter of 1999. The Company opened sixteen new domestic branch offices during the first quarter of 2000, compared to seven domestic branch offices opened during the first quarter of 1999. Capital expenditures may vary from period to period as business conditions change.
     The Company issued $200 million in Medium-Term Notes during the first quarter of 2000.
     During the first quarter of 2000, 4,228,700 of the Company's stock options, with a weighted-average exercise price of $3.82, were exercised with cash proceeds received by the Company of $17 million and a related tax benefit of $33 million. The cash proceeds are recorded as an increase in cash and a corresponding increase in stockholders' equity. The tax benefit is recorded as a reduction in income taxes payable and a corresponding increase in stockholders' equity.
     During the first quarters of 2000 and 1999, the Company did not repurchase any common stock. Since the inception of the repurchase plan in 1988 through March 31, 2000, the Company has repurchased 132,830,700 shares of its common stock for $314 million. There is no current authorization for share repurchases.
     On May 3, 2000, the Board of Directors approved a three-for-two split of CSC's common stock, which will be effected in the form of a 50% stock dividend. The stock dividend is payable May 30, 2000 to stockholders of record May 12, 2000.
     During each of the first quarters of 2000 and 1999, the Company paid common stock cash dividends of $11 million.
     The Company monitors both the relative composition and absolute level of its capital structure. The Company's total financial capital (borrowings plus stockholders' equity) at March 31, 2000 was $3,798 million, up $1,069 million, or 39% from December 31, 1999. At March 31, 2000, the Company had borrowings of $655 million, or 17% of total financial capital, that bear interest at a weighted-average rate of 7.13%. At March 31, 2000, the Company's stockholders' equity was $3,143 million, or 83% of total financial capital.

Year 2000 Century Change

     The Company's mission critical systems operated throughout the Year 2000 century change, including the February 2000 leap year, without material errors or interruptions when processing data and transactions incorporating year 2000 dates, including leap year dates, and the Company did not encounter any material problems with any of its mission critical vendor-supplied systems, services or products. Mission critical systems, services and products means those systems, services and products critical to the ongoing operation of the business.

Compliance Costs

     As of March 31, 2000, the Company spent approximately $94 million for its Year 2000 project.
     The Company funded all Year 2000 related costs through operating cash flows and a reallocation of the Company's overall developmental spending. This reallocation did not result in the delay of any critical information technology projects. In accordance with generally accepted accounting principles, Year 2000 expenditures were expensed as incurred.


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments Held For Trading Purposes

     The Company held municipal, other fixed income and government securities and certificates of deposit with a fair value of approximately $35 million and $23 million at March 31, 2000 and 1999, respectively. These securities, and the associated interest rate risk, are not material to the Company's financial position, results of operations or cash flows.
     Through Schwab and SCM, the Company maintains inventories in exchange-listed, Nasdaq and other equity securities on both a long and short basis. The fair value of these securities at March 31, 2000 was $95 million in long positions and $68 million in short positions. The fair value of these securities at March 31, 1999 was $50 million in long positions and $32 million in short positions. Using a hypothetical 10% increase or decrease in prices, the potential loss or gain in fair value is estimated to be approximately $2,700,000 and $1,800,000 at March 31, 2000 and 1999, respectively, due to the offset of change in fair value in long and short positions. In addition, the Company generally enters into exchange-traded option contracts to hedge against potential losses in equity inventory positions, thus reducing this potential loss exposure. This hypothetical 10% change in fair value of these securities at March 31, 2000 and 1999 would not be material to the Company's financial position, results of operations or cash flows. The notional amount and fair value of option contracts were not material to the Company's consolidated balance sheets at March 31, 2000 and 1999.

Financial  Instruments  Held For Purposes Other Than Trading

     For its working capital and reserves required to be segregated under federal or other regulations, the Company invests in money market funds, resale agreements, certificates of deposit, and commercial paper. Money market funds do not have maturity dates and do not present a material market risk. The other financial instruments, as shown in the following table, are fixed rate investments with short-term maturities and are not subject to material changes in value due to interest rate movements (dollars in millions):

--------------------------------------------------------------------------------
                                                Principal Amount
                                                by Maturity Date     Fair Value
March 31,                                       2001  Thereafter    2000    1999
--------------------------------------------------------------------------------
Resale agreements (1)                         $5,117              $5,117  $6,923
  Weighted-average interest rate               5.92%
Certificates of deposit                       $1,115              $1,115  $1,753
  Weighted-average interest rate               5.97%
Commercial paper                              $  923              $  923  $  375
  Weighted-average interest rate               6.21%
================================================================================
(1) Fair value at March 31, 2000 includes resale agreements of $4,267 million included in cash and investments required to be segregated under federal or other regulations and $850 million included in cash and cash equivalents.

     At March 31, 2000, CSC had $655 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 5.96% to 8.05%. At March 31, 1999, CSC had $351 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 5.78% to 7.72%. The Company has fixed cash flow requirements regarding these Medium-Term Notes due to the fixed rate of interest. The fair value of these Medium-Term Notes at March 31, 2000 and 1999, based on estimates of market rates for debt with similar terms and remaining maturities, approximated their carrying amount. The table below presents the principal amount of these Medium-Term Notes by year of maturity (dollars in millions):

--------------------------------------------------------------------------------
Year Ending                               Weighted-Average           Principal
   December 31,                            Interest Rate               Amount
--------------------------------------------------------------------------------
2000                                            6.3%                    $  48
2001                                            7.0%                       39
2002                                            7.0%                       53
2003                                            6.5%                       49
2004                                            6.6%                       81
Thereafter                                      7.4%                      385
================================================================================

     The Company maintains investments primarily in mutual funds, approximately $65 million and $50 million at March 31, 2000 and 1999, respectively, to fund obligations under its deferred compensation plan, which is available to certain employees. Any decrease in the fair value of these investments would result in a comparable decrease in the deferred compensation plan obligation and would not affect the Company's financial position, results of operations or cash flows.

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

--------------------------------------------------------------------------------

Exhibit
Number                Exhibit
--------------------------------------------------------------------------------

10.211       The  Charles  Schwab   Corporation   Annual  Executive   Individual
             Performance Plan, amended and restated as of January 1, 2000 (supersedes Exhibit 10.189).

10.212 The Charles Schwab Corporation Corporate Executive Bonus Plan, amended and restated as of January 1, 2000 (supersedes Exhibit 10.182).

  12.1       Computation   of  Ratio  of  Earnings  to  Fixed Charges.

  27.1       Financial Data Schedule (electronic only).
--------------------------------------------------------------------------------


(b)  Reports on Form 8-K

         On January 14, 2000, the Registrant filed a Current Report on Form 8-K dated January 12, 2000, which relates to the merger agreement between The Charles Schwab Corporation and subsidiaries (the Company), U.S. Trust Corporation and Patriot Merger Corporation.
         On February 22, 2000, the Registrant filed a Current Report on Form 8-K which includes the audited consolidated balance sheets of the Company as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years ended December 31, 1999, 1998 and 1997, together with the Independent Auditors' Report thereon, as well as the Company's management's discussion and analysis of results of operations and financial condition, and supplementary financial information.

                         THE CHARLES SCHWAB CORPORATION




                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               THE  CHARLES  SCHWAB  CORPORATION
                                                          (Registrant)





Date:  May 10, 2000                                 /s/ Christopher V. Dodds
       -----------------                        --------------------------------
                                                      Christopher V. Dodds
                                                  Executive Vice President and
                                                     Chief Financial Officer