Form 10-Q
period 2000-06-30
SCHWAB CHARLES CORP
filed 2000-08-11
CIK 316709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2000       Commission file number 1-9700



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

              1,380,621,962* shares of $.01 par value Common Stock
                          Outstanding on July 31, 2000


* Reflects the three-for-two common stock split declared May 3, 2000 and distributed May 30, 2000.

                         THE CHARLES SCHWAB CORPORATION

                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 2000

                                      Index

                                                                            Page
Part I - Financial Information

  Item 1.      Condensed Consolidated Financial Statements:

                 Statement of Income                                         1
                 Balance Sheet                                               2
                 Statement of Cash Flows                                     3
                 Notes                                                      4-8

  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        9-21

  Item 3.      Quantitative and Qualitative Disclosures About
                 Market Risk                                               21-22


Part II - Other Information

  Item 1.      Legal Proceedings                                             23

  Item 2.      Changes in Securities and Use of Proceeds                     23

  Item 3.      Defaults Upon Senior Securities                               23

  Item 4.      Submission of Matters to a Vote of Security Holders           24

  Item 5.      Other Information                                             24

  Item 6.      Exhibits and Reports on Form 8-K                            24-25


Signature                                                                    26


          -----------------------------------------------------

Forward-Looking Statements - This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management's beliefs, objectives and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company's senior management. These statements relate to, among other things, the Company's status under the Bank Holding Company Act, contingent liabilities, the ability to successfully pursue the Company's strategy to attract and retain client assets, the ability of the Company to realize the expected benefits of a merger, the potential for disruption to U.S. Trust's ability to service its clients and the impact on the Company's results of operations for replicating the operational support services of a third-party provider, the decline in average revenue per share traded, sources of liquidity and capital expenditures. Achievement of the expressed beliefs, objectives and expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from those beliefs, objectives and expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. See "Forward-Looking Statements" in Management's Discussion and Analysis of Financial Condition and Results of Operations in this interim report and in the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 18, 2000 for a discussion of important factors that may cause such differences.



                                           Part I - FINANCIAL INFORMATION
                                 Item 1. Condensed Consolidated Financial Statements


----------------------------------------------------------------------------------------------------------------------
                                        THE CHARLES SCHWAB CORPORATION

                                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (In thousands, except per share amounts)
                                                  (Unaudited)


                                                                     Three Months Ended       Six Months Ended
                                                                          June 30,                 June 30,
                                                                     2000          1999       2000        1999
----------------------------------------------------------------------------------------------------------------------
Revenues
 Commissions                                                      $  541,203  $  467,068    $1,329,604   $  942,507
 Asset management and administration fees                            389,798     295,396       761,623      575,516
 Interest revenue, net of interest expense (1)                       319,092     196,799       615,548      375,570
 Principal transactions                                              127,709     136,837       372,989      268,148
 Other                                                                26,726      20,106        50,392       34,940
----------------------------------------------------------------------------------------------------------------------
    Total                                                          1,404,528   1,116,206     3,130,156    2,196,681
----------------------------------------------------------------------------------------------------------------------

Expenses Excluding Interest
 Compensation and benefits                                           593,048     468,812     1,255,317      922,683
 Other compensation - merger retention programs                        6,601                     6,601
 Occupancy and equipment                                              99,356      71,016       188,757      140,310
 Communications                                                       86,851      72,364       177,175      141,987
 Advertising and market development                                   77,104      56,042       180,808      110,234
 Professional services                                                71,241      43,782       135,370       83,525
 Depreciation and amortization                                        62,559      42,240       117,519       79,913
 Commissions, clearance and floor brokerage                           34,591      25,512        77,362       51,071
 Merger-related (2)                                                   49,924                    68,658
 Goodwill amortization                                                13,519       1,749        18,515        3,272
 Other                                                                56,197      52,810       138,982      115,392
----------------------------------------------------------------------------------------------------------------------
    Total                                                          1,150,991     834,327     2,365,064    1,648,387
----------------------------------------------------------------------------------------------------------------------

Income before taxes on income                                        253,537     281,879       765,092      548,294
Taxes on income                                                      116,357     111,346       327,954      216,548
----------------------------------------------------------------------------------------------------------------------

Net Income                                                        $  137,180  $  170,533    $  437,138   $  331,746
======================================================================================================================
Weighted-Average Common Shares Outstanding - Diluted (3)           1,407,366   1,376,992     1,398,149    1,371,321
======================================================================================================================

Earnings Per Share (3)
     Basic                                                        $      .10  $      .13    $      .33   $      .25
     Diluted                                                      $      .09  $      .12    $      .31   $      .24
======================================================================================================================

Dividends Declared Per Common Share (3, 4)                        $    .0094  $    .0093    $    .0187   $    .0186
======================================================================================================================

All periods have been restated to reflect the merger of The Charles Schwab Corporation (CSC) with U.S. Trust Corporation (USTC).

(1) Interest revenue is presented net of interest expense. Interest expense for the three months ended June 30, 2000 and 1999 was $332,188 and $206,230, respectively. Interest expense for the six months ended June 30, 2000 and 1999 was $636,575 and $409,348, respectively.

(2) Merger-related costs include professional fees, compensation expense and other expenses relating to the merger of
    CSC with USTC.

(3) All periods have been restated for the May 2000 three-for-two common stock split.

(4) Dividends declared per common share represent dividends declared by CSC prior to its merger with USTC.

See Notes to Condensed Consolidated Financial Statements.



==================================================================================================================

                                              THE CHARLES SCHWAB CORPORATION

                                           CONDENSED CONSOLIDATED BALANCE SHEET
                                         (In thousands, except per share amounts)
                                                       (Unaudited)


                                                                                       June 30,       December 31,
                                                                                         2000            1999
------------------------------------------------------------------------------------------------------------------
Assets
    Cash and cash equivalents                                                        $ 2,659,946      $ 2,612,451
    Cash and investments required to be segregated under federal or other regulations (including resale agreements of $3,895,088 in 2000
        and $6,165,043 in 1999)                                                        4,764,241        8,826,121
    Securities owned - at market value                                                 1,552,209        1,333,220
    Receivable from brokers, dealers and clearing organizations                          457,254          482,657
    Receivable from brokerage clients - net                                           20,281,703       17,060,222
    Loans to banking clients - net                                                     2,952,474        2,689,205
    Equipment, office facilities and property - net                                      839,150          678,208
    Goodwill - net                                                                       515,933           53,723
    Other assets                                                                         903,468          586,305
------------------------------------------------------------------------------------------------------------------

        Total                                                                        $34,926,378      $34,322,112
==================================================================================================================

Liabilities and Stockholders' Equity
    Deposits from banking clients                                                    $ 3,962,319      $ 4,204,943
    Drafts payable                                                                       438,265          467,758
    Payable to brokers, dealers and clearing organizations                             1,466,181        1,748,765
    Payable to brokerage clients                                                      22,807,838       23,422,592
    Accrued expenses and other liabilities                                             1,354,859        1,243,121
    Short-term borrowings                                                                269,088          141,157
    Long-term debt                                                                       829,120          518,000
------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                             31,127,670       31,746,336
------------------------------------------------------------------------------------------------------------------

    Stockholders' equity:
      Preferred stock - 9,940 shares authorized; $.01 par value
        per share; none issued
      Common stock - 2,000,000 shares authorized; $.01 par value per share;
        1,378,336 issued and outstanding in 2000 and 1,336,636 shares issued
        in 1999*                                                                          13,786           13,366
      Additional paid-in capital                                                       1,422,539          595,282
      Retained earnings                                                                2,462,360        2,144,683
      Treasury stock - 7,336 shares in 1999, at cost*                                                     (96,742)
      Employee stock ownership plans                                                        (489)            (967)
      Unamortized restricted stock compensation                                          (81,605)         (70,926)
      Accumulated other comprehensive loss                                               (17,883)          (8,920)
 -----------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                                3,798,708        2,575,776
------------------------------------------------------------------------------------------------------------------

                 Total                                                               $34,926,378      $34,322,112
==================================================================================================================

All periods have been restated to reflect the merger of The Charles Schwab Corporation with U.S. Trust Corporation.

*  All periods have been restated for the May 2000 three-for-two common stock split.

See Notes to Condensed Consolidated Financial Statements.




=========================================================================================================

                                           THE CHARLES SCHWAB CORPORATION

                                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (In thousands)
                                                    (Unaudited)


Six Months Ended June 30,                                                    2000               1999
---------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net income                                                            $   437,138       $   331,746
       Noncash items included in net income:
         Depreciation and amortization                                         117,519            79,913
         Goodwill amortization                                                  18,515             3,272
         Net amortization of premium on securities available for sale            1,915             2,489
         Compensation payable in common stock                                   47,267            37,664
         Deferred income taxes                                                  12,137             3,605
         Other                                                                   8,367            10,681
       Net change in:
         Cash and investments required to be segregated under federal or
             other regulations                                               4,024,176         2,663,824
         Securities owned (excluding securities available for sale)            (52,856)          (78,158)
         Receivable from brokers, dealers and clearing organizations            24,670           (37,153)
         Receivable from brokerage clients                                  (3,221,597)       (3,661,270)
         Other assets                                                         (128,935)          (16,548)
         Drafts payable                                                        (24,456)         (152,950)
         Payable to brokers, dealers and clearing organizations               (271,838)          (20,544)
         Payable to brokerage clients                                         (585,938)          854,715
         Accrued expenses and other liabilities                                149,041           229,156
---------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                           555,125           250,442
---------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
     Purchases of securities available for sale                               (275,751)         (282,985)
     Proceeds from sales of securities available for sale                                         10,019
     Proceeds from maturities, calls and mandatory redemptions of
         securities available for sale                                         107,879           252,459
     Net change in loans to banking clients                                   (263,334)         (285,926)
     Purchase of equipment, office facilities and property - net              (273,749)         (133,476)
     Cash payments for business combinations and investments, net of
         cash received                                                         (42,718)           (5,747)
---------------------------------------------------------------------------------------------------------
         Net cash used by investing activities                                (747,673)         (445,656)
---------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
     Net change in deposits from banking clients                              (242,624)           97,235
     Net change in short-term borrowings                                       127,931            11,444
     Proceeds from long-term debt                                              311,000            60,000
     Repayment of long-term debt                                                                  (4,773)
     Dividends paid                                                            (32,005)          (30,083)
     Purchase of treasury stock                                                                  (27,331)
     Proceeds from stock options exercised and other                            83,289            43,697
---------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                             247,591           150,189
---------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                    (7,548)             (638)
---------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                47,495           (45,663)
Cash and Cash Equivalents at Beginning of Period                             2,612,451         1,720,908
---------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                 $ 2,659,946       $ 1,675,245
=========================================================================================================

All periods have been restated to reflect the merger of The Charles Schwab Corporation with U.S. Trust Corporation.

See Notes to Condensed Consolidated Financial Statements.


                         The Charles Schwab Corporation
              Notes to Condensed Consolidated Financial Statements
       (Tabular Amounts in Thousands, Except Per Share Amounts and Ratios)
                                   (Unaudited)




1.       Basis of Presentation

Merger with U.S. Trust Corporation
     On May 31, 2000, The Charles Schwab Corporation (CSC) completed its merger (the Merger) with U.S. Trust Corporation (USTC). Under the terms of the merger agreement, USTC became a wholly owned subsidiary of CSC and USTC shareholders received 5.1405 shares of CSC's common stock for each common share of USTC. The Merger was treated as a non-taxable stock-for-stock exchange and USTC's shareholders received approximately 112,000,000 shares of CSC's common stock. Upon consummation of the Merger, CSC became a financial holding company and bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q give retroactive effect to the Merger, which was accounted for as a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if CSC and USTC had been operating as a combined entity during such periods. Stockholders' equity and other per share information as of June 30, 2000 and December 31, 1999 reflects the accounts of CSC and its subsidiaries (collectively referred to as the Company) as if the common stock issued in the Merger had been outstanding during all of the periods presented. Dividends declared per common share represent dividends declared by CSC prior to the Merger.
     The separate results of operations for U.S. Trust Corporation and its subsidiaries (collectively referred to as U.S. Trust) and the Company (excluding U.S. Trust) during the periods preceding the Merger that are included in the Company's condensed consolidated statement of income are as follows:

--------------------------------------------------------------------------------
                                       Three Months  Three Months   Six Months
                                          Ended         Ended          Ended
                                      March 31, 2000 June 30, 1999 June 30, 1999
--------------------------------------------------------------------------------
Revenues:
  Company (excluding U.S. Trust)         $1,571,876    $  982,102     $1,933,687
  U.S. Trust                                153,752       134,104        262,994
--------------------------------------------------------------------------------
   Combined                              $1,725,628    $1,116,206     $2,196,681
================================================================================
Net Income:
  Company (excluding U.S. Trust)         $  284,247    $  150,991     $  293,858
  U.S. Trust                                 15,711        19,542         37,888
--------------------------------------------------------------------------------
   Combined                              $  299,958    $  170,533     $  331,746
================================================================================

Stock Split
     On May 3, 2000, the Board of Directors approved a three-for-two split of CSC's common stock, which was effected in the form of a 50% stock dividend. The stock dividend was distributed May 30, 2000 to stockholders of record May 12, 2000. Share and per share information presented in the financial statements and related notes has been restated to reflect the common stock split, including the additional common shares issued to USTC shareholders pursuant to the exchange ratio described above.

The Company
     The accompanying unaudited condensed consolidated financial statements include CSC and its subsidiaries. CSC is a financial holding company engaged, through its subsidiaries, in securities brokerage and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 363 domestic branch offices in 48 states, as well as branches in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. U.S. Trust is an investment management firm that through its subsidiaries also provides fiduciary services and private banking services with 31 offices in 11 states. Other subsidiaries include Charles Schwab Europe (CSE), a retail securities brokerage firm located in the United Kingdom, Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, Schwab Capital Markets L.P. (SCM), a market maker in Nasdaq and other securities providing trade execution services to broker-dealers and institutional clients, and CyBerCorp, Inc., an electronic trading technology and brokerage firm providing Internet-based services to highly active, online investors.
     These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the condensed consolidated financial statements and notes thereto which are filed as Exhibit 99.1 and Exhibit 99.2, respectively, to the Company's Current Report on Form 8-K, as filed with the SEC on July 18, 2000. The Company's results for any interim period are not necessarily indicative of results for a full year.
     Certain items in prior periods' financial statements have been reclassified to conform to the 2000 presentation.

2.       New Accounting Standards

     Statement of Financial Accounting Standards (SFAS) No. 137, which amended the effective date of SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, was issued in June 1999. SFAS No. 138, which also amended SFAS No. 133, was issued in June 2000. The Company is required to adopt SFAS No. 133 by January 1, 2001. This statement establishes accounting and reporting standards requiring that all derivative instruments are recorded on the balance sheet as either an asset or a liability, measured at its fair value. The statement requires that changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met and such hedge accounting treatment is elected. While the Company is currently evaluating the effects of this statement, its adoption is not expected to have a material impact on the Company's financial position, results of operations, earnings per share or cash flows.
     In December 1999, the SEC issued Staff Accounting Bulletin 101 (SAB 101) - Revenue Recognition in Financial Statements, as amended, which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin specifies that revenue should not be recognized until it is realized or realizable and earned. The Company is required to adopt SAB 101 in the fourth quarter of 2000, and its adoption is not expected to have an impact on the Company's financial position, results of operations, earnings per share or cash flows.

3.       Business Combination

     At the consummation of the merger with USTC, the Company incurred merger-related costs of $50 million pre-tax, or $44 million after-tax, for change in control related compensation payable to U.S. Trust employees and professional fees. During the first half of 2000, merger-related costs totaled $69 million pre-tax, or $63 million after-tax. Merger-related costs are recorded separately on the condensed consolidated statement of income. In addition, under the terms of the merger agreement, the Company established a retention program for all U.S. Trust employees, whereby the employees will receive cash compensation, contingent upon continued employment, at the end of the two-year period following the consummation of the Merger. The Company plans to recognize the $125 million cost of the cash component of the U.S. Trust retention program over this two-year period. Accordingly, the Company is recognizing $16 million pre-tax, or $9 million after-tax, per quarter for this other compensation expense - merger retention programs, which is recorded separately on the condensed consolidated statement of income. In addition, under the terms of the merger agreement, U.S. Trust employees received an aggregate of 2,718,000 stock options, of which 50% vest at the end of the three-year period following the consummation of the Merger and 50% vest at the end of the four-year period following the consummation of the Merger.

4.       Allowance for Credit Losses on Banking Loans and Nonperforming Assets

     An analysis of allowance for credit losses is as follows:

--------------------------------------------------------------------------------
                                                    Three              Six
                                                 Months Ended      Months Ended
                                                   June 30,          June 30,
                                                2000     1999     2000     1999
--------------------------------------------------------------------------------
Balance at beginning of period               $20,185  $19,329  $20,169  $19,414
Recoveries                                        15      382       31      547
Charge-offs                                                                (250)
--------------------------------------------------------------------------------
Net recoveries                                    15      382       31      297
--------------------------------------------------------------------------------
Balance at end of period                     $20,200  $19,711  $20,200  $19,711
================================================================================

     Nonperforming assets, which consist of non-accrual, or impaired, loans are as follows:

--------------------------------------------------------------------------------
                                 Jun. 30,  Mar. 31,  Dec. 31,  Sep. 30, Jun. 30,
                                   2000      2000      1999      1999     1999
--------------------------------------------------------------------------------
Non-accrual loans                  $428      $428     $1,673     $435     $637
================================================================================

5.       Comprehensive Income

     Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

--------------------------------------------------------------------------------
                                                 Three                Six
                                             Months Ended        Months Ended
                                                June 30,            June 30,
                                             2000     1999      2000      1999
--------------------------------------------------------------------------------
Net income                                $137,180 $170,533   $437,138 $331,746
Foreign currency
  translation adjustment                    (5,245)  (1,105)    (9,100)  (2,352)
Change in net unrealized
  gain (loss) on securities
  available for sale, net of tax             1,184   (7,893)       137  (10,350)
--------------------------------------------------------------------------------
Total comprehensive
  income, net of tax                      $133,119 $161,535   $428,175 $319,044
================================================================================

6.       Earnings Per Share

     Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per share under the basic and diluted computations are as follows:

--------------------------------------------------------------------------------
                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                         2000       1999       2000       1999
--------------------------------------------------------------------------------
Net income                           $  137,180 $  170,533 $  437,138 $  331,746
================================================================================
Weighted-average common shares
  outstanding - basic                 1,359,169  1,310,277  1,344,526  1,305,414
Common stock equivalent shares
  related to stock incentive plans       48,197     66,715     53,623     65,907
--------------------------------------------------------------------------------
Weighted-average common shares
  outstanding - diluted               1,407,366  1,376,992  1,398,149  1,371,321
================================================================================
Basic earnings per share             $      .10 $      .13 $      .33 $      .25
================================================================================
Diluted earnings per share           $      .09 $      .12 $      .31 $      .24
================================================================================

     The computation of diluted EPS for the six months ended June 30, 2000 and 1999, respectively, excludes stock options to purchase 7,101,000 and 864,000 shares, respectively, because the exercise prices for those options were greater than the average market price of the common shares, and therefore the effect would be antidilutive.

7.       Regulatory Requirements

     Upon consummation of the merger with USTC, CSC became a financial holding company and bank holding company subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the Act).
     The Gramm-Leach-Bliley Act (the GLB Act), which became effective in March 2000, permits qualifying bank holding companies to become financial holding companies and thereby affiliate with a far broader range of financial companies than has previously been permitted for a bank holding company. The GLB Act identifies several activities as financial in nature, including securities brokerage, underwriting, dealing in or making a market in securities, investment management services and insurance activities. The Federal Reserve Board may prohibit a financial holding company from engaging in new activities or acquiring additional companies if the Federal Reserve Board concludes that the financial holding company's capital or managerial resources are not adequate. Federal Reserve Board regulations under the Act may also limit CSC's business or impose additional costs or requirements.
     Federal Reserve Board policy provides that a bank holding company generally should not pay cash dividends unless its net income is sufficient to fully fund the dividends and the Company's prospective retained earnings appear to be sufficient to meet the capital needs, asset quality and overall financial condition of the holding company and its bank subsidiaries.
     CSC's primary bank subsidiary is United States Trust Company of New York (U.S. Trust NY). The operations and financial condition of CSC's bank
subsidiaries   are  subject  to  regulation  and   supervision  and  to  various
requirements and restrictions under Federal and state law, including requirements governing: transactions with CSC and its nonbank subsidiaries, loans and other extensions of credit, investments or asset purchases, or otherwise financing or supplying funds to CSC; dividends; investments; and aspects of CSC's operations. The Federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. The Company, U.S. Trust and their U.S. insured depository institution subsidiaries must meet regulatory capital guidelines adopted by the federal banking agencies. The Federal Reserve Board has not indicated whether the guidelines will be modified with respect to a bank holding company, such as CSC, that also qualifies as a financial holding company. Under the Federal Deposit Insurance Act, the banking regulatory agencies are permitted or, in certain cases, required to take certain substantial restrictive actions with respect to institutions falling within one of the lowest three of five capital categories.
     The Company's, U.S. Trust's and U.S. Trust NY's regulatory capital and ratios are as follows:

--------------------------------------------------------------------------------
                                             2000                    1999
                                      ------------------       -----------------
June 30,                               Amount   Ratio(1)        Amount  Ratio(1)
--------------------------------------------------------------------------------
Tier 1 Capital:
  Company                           $ 3,250,688    12.5%   $ 2,123,881    11.6%
  U.S. Trust                        $   399,700    15.2%   $   253,560    12.1%
  U.S. Trust NY                     $   249,220    11.4%   $   170,429     9.7%
Total Capital:
  Company                           $ 3,284,833    12.7%   $ 2,159,705    11.8%
  U.S. Trust                        $   419,900    15.9%   $   273,271    13.0%
  U.S. Trust NY                     $   267,020    12.2%   $   187,915    10.7%
Leverage:
  Company                           $ 3,250,688     9.2%   $ 2,123,881     7.7%
  U.S. Trust                        $   399,700     8.2%   $   253,560     6.3%
  U.S. Trust NY                     $   249,220     6.5%   $   170,429     5.4%
================================================================================
(1) Minimum tier 1 capital, total capital and tier 1 leverage ratios are 4%, 8% and 3%-5%, respectively, for bank holding companies and banks. Each of the other bank subsidiaries of CSC currently has tier 1 capital, total capital and leverage capital ratios at least equal to those of U.S. Trust and U.S. Trust NY.

     Based on their respective regulatory capital ratios at June 30, 2000 and 1999, the Company, U.S. Trust and U.S. Trust NY are well capitalized (the highest category). There are no conditions or events that management believes have changed the Company's, U.S. Trust's and U.S. Trust NY's well-capitalized status. The capital of the Company, U.S. Trust and U.S. Trust NY exceeded minimum requirements at June 30, 2000.
     To remain a financial holding company, each of CSC's bank subsidiaries must be well capitalized, well managed and meet requirements relating to the provision of public services to the communities in which CSC's bank subsidiaries operate. If CSC ceases to qualify as a financial holding company it will be subject to substantial additional restrictions on its activities.
     Schwab and SCM are subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule). Schwab and SCM compute net capital under the alternative method permitted by this Rule, which requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar amount, which is based on the type of business conducted by the broker-dealer. The minimum dollar amount for both Schwab and SCM is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement. At June 30, 2000, Schwab's net capital was $2,188 million (11% of aggregate debit balances), which was $1,778 million in excess of its minimum required net capital and $1,163 million in excess of 5% of aggregate debit balances. At June 30, 2000, SCM's net capital was $89 million, which was $88 million in excess of its minimum required net capital. Certain other subsidiaries of CSC are subject to regulatory and other requirements of the jurisdictions in which they operate. At June 30, 2000, these subsidiaries were in compliance with their applicable requirements.
     Schwab, SCM and CSE had portions of their cash and investments segregated for the exclusive benefit of clients at June 30, 2000, in accordance with applicable regulations.

8.       Commitments and Contingent Liabilities

     In June 2000, the Company entered into an operating lease to rent all of the space in a San Francisco office building. The Company expects to begin occupying this facility in the first quarter of 2001 and the lease payments, totaling approximately $17 million annually, are expected to begin in the first quarter of 2001. If the lease is not renewed at the end of the term, the Company must either purchase the building for the outstanding amount of the lessor's investment or sell the building on behalf of the lessor, in which case the Company has provided the lessor with a residual value guarantee of approximately $200 million.
     For discussion of legal proceedings, see Part II - Other Information, Item 1 - Legal Proceedings.

9.       Segment Information

     The Company structures its segments according to its various types of clients and the services provided to those clients. These segments have been aggregated, based on similarities in economic characteristics, types of clients, services provided, distribution channels and regulatory environment, into four reportable segments - Individual Investor, Institutional Investor, Capital Markets and U.S. Trust.
     Financial information for the Company's reportable segments is presented in the table below. Intersegment revenues are immaterial and are therefore not disclosed. Total revenues and income before taxes on income are equal to the Company's consolidated amounts as reported in the condensed consolidated statement of income.

--------------------------------------------------------------------------------
                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                         2000       1999       2000       1999
--------------------------------------------------------------------------------
Revenues
Individual Investor                  $  897,890 $  678,919 $1,985,129 $1,336,546
Institutional Investor                  206,047    151,400    432,341    300,066
Capital Markets                         139,039    151,783    397,382    297,075
U.S. Trust                              161,552    134,104    315,304    262,994
--------------------------------------------------------------------------------
   Total                             $1,404,528 $1,116,206 $3,130,156 $2,196,681
================================================================================
Income Before Taxes on Income
Individual Investor                  $  191,793 $  177,832 $  524,097 $  343,375
Institutional Investor                   70,125     39,571    156,878     80,323
Capital Markets                          (5,144)    32,177     55,460     61,973
U.S. Trust (1)                           (3,237)    32,299     28,657     62,623
--------------------------------------------------------------------------------
   Total                             $  253,537 $  281,879 $  765,092 $  548,294
================================================================================
(1) Includes merger-related costs recorded by U.S. Trust of $38 million pre-tax in the second quarter of 2000 and $48 million pre-tax in the first half of 2000 related to professional fees and change of control related compensation. Excluding these merger-related costs, income before taxes on income for this segment would have been $35 million in the second quarter of 2000 and $77 million in the first half of 2000.

10.      Supplemental Cash Flow Information

     Certain information affecting the cash flows of the Company follows:

--------------------------------------------------------------------------------
                                                              Six Months Ended
                                                                   June 30,
                                                               2000       1999
--------------------------------------------------------------------------------
Income taxes paid                                            $244,897   $ 56,716
================================================================================
Interest paid:
  Brokerage clients cash balances                            $503,591   $316,722
  Deposits from banking clients                                72,885     54,334
  Stock-lending activities                                     24,884     15,733
  Long-term debt                                               18,098     14,337
  Short-term borrowings                                         9,326      4,589
  Other                                                         1,602      2,005
--------------------------------------------------------------------------------
Total  interest  paid                                        $630,386   $407,720
================================================================================
Non-cash  investing  and  financing activities:
  Common stock and options issued for
   purchases of businesses                                   $508,815   $  7,558
================================================================================

11.      Subsequent Event

     On July 19, 2000, the Board of Directors increased the quarterly cash dividend from $.0093 per share to $.0110 per share, payable August 24, 2000 to stockholders of record August 10, 2000.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Description of Business

     Merger with U.S. Trust Corporation: On May 31, 2000, The Charles Schwab Corporation (CSC) completed its merger (the Merger) with U.S. Trust Corporation
(USTC). Under the terms of the merger agreement, USTC became a wholly owned subsidiary of CSC and USTC shareholders received 5.1405 shares of CSC's common stock for each common share of USTC. The Merger was treated as a non-taxable stock-for-stock exchange and USTC's shareholders received approximately 112,000,000 shares of CSC's common stock. Upon consummation of the Merger, CSC became a financial holding company and bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve
System (Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended (the Act). The condensed consolidated financial statements and financial information in this Quarterly Report on Form 10-Q give retroactive effect to the Merger, which was accounted for as a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if CSC and USTC had been operating as a combined entity during such periods.
     Certain reclassifications have been made to prior year amounts to conform to the current presentation. All material intercompany balances and transactions have been eliminated.
     Stock Split: On May 3, 2000, the Board of Directors approved a three-for-two split of CSC's common stock, which was effected in the form of a 50% stock dividend. The stock dividend was distributed May 30, 2000 to stockholders of record May 12, 2000. Share and per share information presented throughout this report has been restated to reflect the common stock split, including the common shares issued to USTC shareholders pursuant to the exchange ratio described above.
     The Company: CSC and its subsidiaries (collectively referred to as the Company) provide securities brokerage and related financial services for 7.2 million active client accounts(a). Client assets in these accounts totaled $931.2 billion at June 30, 2000. Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer with 363 domestic branch offices in 48 states, as well as branches in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. U.S. Trust Corporation and its subsidiaries (U.S. Trust) is an investment management firm that through its subsidiaries also provides fiduciary services and private banking services with 31 offices in 11 states. Other subsidiaries include Charles Schwab Europe (CSE), a retail securities brokerage firm located in the United Kingdom, Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, Schwab Capital Markets L.P.
(SCM), a market maker in Nasdaq and other securities providing trade execution services to broker-dealers and institutional clients, and CyBerCorp, Inc. (CyBerCorp), an electronic trading technology and brokerage firm providing Internet-based services to highly active, online investors.

----------------------------
(a)  Accounts with balances or activity within the preceding eight months.

     The Company provides financial services to individuals, institutional clients and broker-dealers through four segments - Individual Investor, Institutional Investor, Capital Markets and U.S. Trust. The Individual Investor segment includes the Company's domestic and international retail operations. The Institutional Investor segment provides custodial, trading and support services to independent investment managers, and serves company 401(k) plan sponsors and third-party administrators. The Capital Markets segment provides trade execution services in Nasdaq, exchange-listed and other securities primarily to broker-dealers and institutional clients. The U.S. Trust segment provides investment management, fiduciary services and private banking services to individual and institutional clients.
     The Company's strategy is to attract and retain client assets by focusing on a number of areas within the financial services industry - retail brokerage, mutual funds, support services for independent investment managers, 401(k) defined contribution plans, equity securities market-making, investment management, fiduciary services and private banking services.
     To pursue its strategy and its objective of long-term profitable growth, the Company plans to continue to leverage its competitive advantages. These advantages include nationally recognized brands, a broad range of products and services, multi-channel delivery systems and an ongoing investment in technology. While the Company's business continues to be predominantly conducted in the U.S., the Company continues to selectively expand its international presence.
     Brands: The Company's nationwide advertising and marketing programs support its strategy by continually reinforcing the strengths and key attributes of Schwab's full-service offering and U.S. Trust's wealth management services. By maintaining a consistent level of visibility in the market place, the Company seeks to establish Schwab and U.S. Trust as leading and lasting financial service brands in a focused and cost-effective manner. The Company primarily uses a combination of network, cable and local television, print media, and athletic event sponsorship in its advertising to investors.
     Products and Services: The Company offers a broad range of value-oriented products and services to meet clients' varying investment and financial needs, including help and advice and access to extensive investment research, news and information. The Company's approach to advice is based on long-term investment strategies and guidance on portfolio diversification and asset allocation. The Company strives to demystify investing by educating and assisting clients in the development of investment plans. This approach is designed to be offered consistently across all of Schwab's delivery channels and provides clients with a wide selection of choices for their investment needs. Schwab's registered representatives can assist investors in developing asset allocation strategies and evaluating their investment choices, and refer investors who desire additional guidance to independent investment managers through the Schwab AdvisorSource(TM) service. Beginning in June 2000, Schwab clients and potential clients in need of personalized wealth-management services are able to receive referrals to U.S. Trust's investment management, trust and private banking capabilities as part of the AdvisorSource referral services program. Schwab's Mutual Fund Marketplace(R) provides clients with the ability to invest in 2,009 mutual funds from 332 fund families, including 1,189 Mutual Fund OneSource(R) funds. Schwab also provides custodial, trading and support services to independent investment managers. As of June 30, 2000, these managers were guiding the investments of 943,000 Schwab client accounts containing $237.2 billion in assets.
     The Company responds to changing client needs with continued product, technology and service innovations. Beginning in June 2000, U.S. Trust clients who want to utilize Schwab's products and services are eligible for access to a special version of the Schwab Signature Services(TM) offering. Additionally, during the second quarter of 2000 Schwab invested in and formed an alliance with E-LOAN, Inc., whereby Schwab clients have online access to E-LOAN's broad choice of mortgage products from more than 70 lenders, as well as online rate search and loan comparison, selection, application and tracking services, all supported by client service representatives. Schwab also formed alliances in the second quarter of 2000 with eSpeed, Inc. and Valubond to enhance Schwab's individual and independent investment manager clients' ability to analyze and trade fixed-income securities through the Schwab Web site. Further, during the second quarter of 2000 Schwab improved the Velocity(TM) desktop trading software for certain clients who trade frequently by adding real-time streaming quotes, representing the first time that technology from CyBerCorp has been applied to client needs in other parts of the Company. Schwab is also utilizing the services of another subsidiary of CSC, Quris, Inc. , which is helping to support client communications and marketing through e-mail, instant messaging, wireless devices and other evolving Internet appliances. Additionally, during the second quarter of 2000 Schwab created the Corporate and Executive Services Group to provide a coordinated suite of services to companies and their employees needing help in administering their equity-related benefit plans.
     U.S. Trust provides an array of financial services for affluent individuals and their families. These services include investment management, investment consulting, trust, financial and estate planning and private banking, including mortgage, personal lending and deposit products. U.S. Trust also provides investment management, corporate trust and special fiduciary services for corporations, endowments, foundations, pension plans and other institutional clients.
     Delivery Systems: The Company's multi-channel delivery systems allow clients to choose how they prefer to do business with the Company. To enable clients to obtain services in person with a Company representative, the Company maintains a network of offices. Schwab's branch offices also provide investors with access to the Internet. Telephonic access to Schwab is provided primarily through four regional client telephone service centers and two online client support centers that operate both during and after normal market hours. During the second quarter of 2000, the Company entered into an operating lease to rent space in Austin, Texas for a fifth regional client telephone service center which is scheduled to begin handling calls later in 2000. Additionally, clients are able to obtain financial information on an automated basis through Schwab's automated telephonic and online channels. Automated telephonic channels include TeleBroker(R), Schwab's touch-tone telephone quote and trading service, and VoiceBroker(TM), Schwab's voice recognition quote and trading service. Online channels include the Charles Schwab Web Site(TM), an information and trading service on the Internet at www.schwab.com, the CyBerCorp Web site, an Internet service for professional traders, and PC-based services such as SchwabLink(R), a service for investment managers. While the online channel is the Company's fastest-growing channel, the Company continues to stress the importance of Clicks and Mortar(TM) access - blending the power of the Internet with personal service to create a full-service client experience. Schwab provides every retail client access to all delivery channels and flat-fee pricing for Internet trades.
     Technology: The Company's ongoing investment in technology is a key element in expanding its product and service offerings, enhancing its delivery systems, providing fast and consistent client service, reducing processing costs, and facilitating the Company's ability to handle significant increases in client activity without a corresponding rise in staffing levels. The Company uses technology to empower its clients to manage their financial affairs and is a leader in driving technological advancements in the financial services industry.
     International Expansion: During the second quarter of 2000, Schwab launched a Korean language Web site that provides information about the U.S. financial markets and Schwab products and services. Also in the second quarter of 2000, Charles Schwab Canada, Co., a subsidiary of CSC, introduced Web-based trading in Chinese, and Charles Schwab Hong Kong Securities Ltd., another subsidiary of CSC, began to offer trading in Hong Kong dollar-based securities in addition to U.S. dollar-based securities.

Risk Management

     For discussion on the Company's principal risks and some of the policies and procedures for risk identification, assessment and mitigation, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management" which is filed as Exhibit 99.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission
(SEC) on July 18, 2000. See Liquidity and Capital Resources of this report for a discussion on liquidity risk; and see Item 3 - Quantitative and Qualitative Disclosures About Market Risk for additional information relating to market risk. In addition to these risks, USTC has an outsourcing agreement with a third party that provides data processing, security processing, custodial and other operational support services. Under the terms of the outsourcing agreement, the third-party provider has the right to terminate the contract upon a change in control. The Company plans to repatriate to the Company's systems substantially all of the service functions provided by this third party, and the Company and U.S. Trust expect to be able to provide for an orderly repatriation of such functions. The transition is expected to be completed before the end of the third quarter of 2001. While management believes that there will be a successful transition, there is a possibility that the transition could result in a significant disruption to U.S. Trust's ability to service its clients. Further, while it is currently anticipated that the cost of replicating the services provided by the third-party provider will be greater than the amount presently being charged under the outsourcing agreement, management believes that such an increase will not have a material impact on the Company's results of operations.
     Given the nature of the Company's revenues, expenses and risk profile, the Company's earnings and CSC's common stock price may be subject to significant volatility from period to period. The Company's results for any interim period are not necessarily indicative of results for a full year. Risk is inherent in the Company's business. Consequently, despite the Company's attempts to identify areas of risk, oversee operational areas involving risk and implement policies and procedures designed to mitigate risk, there can be no assurance that the Company will not suffer unexpected losses due to operating or other risks.

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management's beliefs, objectives and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company's senior management. These statements relate to, among other things, the Company's status under the Bank Holding Company Act (see note "7 - Regulatory
Requirements" in the Notes to Condensed Consolidated Financial Statements), contingent liabilities (see note "8 - Commitments and Contingent Liabilities" in the Notes to Condensed Consolidated Financial Statements), the ability to successfully pursue the Company's strategy to attract and retain client assets (see Description of Business), the ability of the Company to realize the expected benefits of a merger (see Description of Business: Merger with U.S. Trust Corporation), the potential for a disruption to U.S. Trust's ability to service its clients and the impact on the Company's results of operations for replicating the operational support services of a third-party provider (see Description of Business), sources of liquidity (see Liquidity and Capital
Resources - Liquidity), and capital expenditures (see Liquidity and Capital Resources - Cash Flows and Capital Resources). Achievement of the expressed expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed expectations described in these statements. Important factors that may cause such differences are noted in this interim report and the Company's Current Report on Form 8-K as filed with the SEC on July 18, 2000, and include, but are not limited to: the effect of client trading patterns on Company revenues and earnings; the inability to assimilate acquired companies and to achieve the anticipated benefits; the Company's inability to attract and retain key personnel; changes in the Company's level of personnel hiring, investment in new or existing technology, or utilization of public media for advertising; changes in technology; computer system failures and security breaches; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry practices adversely affecting the Company; adverse results of litigation; the inability to obtain external financing; changes in revenues and profit margin due to cyclical securities markets and interest rates; the level and volatility of equity prices; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes; a significant decline in the real estate market; and risks associated with international expansion and operations.

Three Months Ended June 30, 2000 Compared To Three Months Ended June 30, 1999

Financial Overview

     The Company's revenues increased in the second quarter of 2000 mainly due to higher levels of average balances and rates earned on margin loans to clients, an increase in client assets, and higher trading volumes. Revenues of $1,405 million in the second quarter of 2000 grew $288 million, or 26%, from the second quarter of 1999 due to increases in revenues of $219 million, or 32%, in the Individual Investor segment, $55 million, or 36%, in the Institutional Investor segment, and $27 million, or 20%, in the U.S. Trust segment, partially offset by a decrease in revenues of $13 million, or 8%, in the Capital Markets segment. See note "9 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.
     Total expenses excluding interest during the second quarter of 2000 were $1,151 million, up 38% from $834 million for the second quarter of 1999. This increase was primarily due to a 6,600, or 37%, increase in the Company's full-time equivalent employees to 24,300 at June 30, 2000 and related costs, professional fees and compensation related to the merger with USTC, and higher consulting fees related to various information technology projects.
     Net income for the second quarter of 2000 was $137 million, down 20% from second quarter 1999 net income of $171 million. Income before taxes on income for the second quarter of 2000 was $254 million, down $28 million, or 10%, from the second quarter of 1999 due to decreases in income before taxes on income of $37 million in the Capital Markets segment and $36 million in the U.S. Trust segment, partially offset by increases of $14 million, or 8%, in the Individual Investor segment and $31 million, or 77%, in the Institutional Investor segment. The $37 million decrease in income before taxes on income in the Capital Markets segment was primarily due to lower average revenue per share traded, partially offset by greater share volume. The $36 million decrease in income before taxes on income in the U.S. Trust segment was primarily due to $38 million of merger-related costs recorded in the second quarter of 2000. Diluted earnings per share for the second quarters of 2000 and 1999 were $.09 and $.12 per share, respectively. All references to earnings per share information in this report reflect diluted earnings per share unless otherwise noted.
     The after-tax profit margin for the second quarter of 2000 was 9.8%, down from 15.3% for the second quarter of 1999. The annualized return on stockholders' equity for the second quarter of 2000 was 15%, down from 33% for the second quarter of 1999 primarily due to the decline in net income related to the charges recorded for the acquisition of CyBerCorp and the merger with USTC.
     The Company's second quarter 2000 results include charges for goodwill and intangible asset amortization relating to the acquisition of CyBerCorp and professional fees and other expenses relating to the merger with USTC. These charges totaled $62 million after-tax. Excluding these charges, the Company's second quarter 2000 after-tax profit margin would have been 14.2% and earnings would have been $199 million, up 17% from the second quarter of 1999.
     The Company's client trading activity is shown in the following table (in thousands):

--------------------------------------------------------------------------------
                                                          Three Months
                                                             Ended
                                                            June 30,     Percent
Daily Average Trades                                      2000    1999    Change
--------------------------------------------------------------------------------
Revenue Trades
  Online                                                 199.0    114.7      73%
  TeleBroker(R) and VoiceBroker(TM)                        7.0      8.9     (21)
  Regional client telephone service
     centers, branch offices and other                    28.7     36.5     (21)
--------------------------------------------------------------------------------
   Total                                                 234.7    160.1      47%
================================================================================
Mutual Fund OneSource(R) Trades
  Online                                                  33.2     22.0      51%
  TeleBroker and VoiceBroker                               1.0      1.0
  Regional client telephone service
     centers, branch offices and other                    19.1     20.6      (7)
--------------------------------------------------------------------------------
  Total                                                   53.3     43.6      22%
================================================================================
Total Daily Average Trades
  Online                                                 232.2    136.7      70%
  TeleBroker and VoiceBroker                               8.0      9.9     (19)
  Regional client telephone service
     centers, branch offices and other                    47.8     57.1     (16)
--------------------------------------------------------------------------------
  Total                                                  288.0    203.7      41%
================================================================================

     Assets in client accounts were $931.2 billion at June 30, 2000, an increase of $236.5 billion, or 34%, from a year ago as shown in the table below. This increase from a year ago included net new client assets of $147.8 billion and net market gains of $88.7 billion related to client accounts.

--------------------------------------------------------------------------------
Growth in Client Assets and Accounts
   (In billions, at quarter end,                          June 30,       Percent
   except as noted)                                   2000       1999     Change
--------------------------------------------------------------------------------
Assets in Schwab client accounts
   Schwab One(R) and other cash equivalents         $ 22.3      $ 18.6      20%
   SchwabFunds(R):
     Money market funds                               91.9        75.1      22
     Equity and bond funds                            24.0        18.8      28
--------------------------------------------------------------------------------
       Total SchwabFunds                             115.9        93.9      23
--------------------------------------------------------------------------------
   Mutual Fund Marketplace(R)(1):
     Mutual Fund OneSource
       Retail                                         66.7        42.5      57
       Schwab Institutional(TM) (2)                   51.0        37.6      36
--------------------------------------------------------------------------------
         Total Mutual Fund OneSource                 117.7        80.1      47
     All other                                        78.3        68.2      15
--------------------------------------------------------------------------------
       Total Mutual Fund Marketplace                 196.0       148.3      32
--------------------------------------------------------------------------------
         Total mutual fund assets                    311.9       242.2      29
--------------------------------------------------------------------------------
   Equity and other securities (1)                   426.8       303.5      41
   Fixed income securities                            57.3        40.6      41
   Margin loans outstanding                          (20.2)      (13.2)     53
--------------------------------------------------------------------------------
   Total                                             798.1       591.7      35
Assets in U.S. Trust client accounts                 133.1       103.0      29
--------------------------------------------------------------------------------
   Total                                            $931.2      $694.7      34%
================================================================================
Net growth in assets in client accounts (3)
   (for the quarter ended)
     Net new client assets                          $ 36.6      $ 21.6
     Net market gains (losses)                       (57.6)       29.1
-----------------------------------------------------------------------
   Net growth (decline)                             $(21.0)     $ 50.7
=======================================================================
New client accounts
   (in thousands, for the quarter ended)             400.1       424.2      (6%)
Active client accounts (in millions)                   7.2         6.2      16%
================================================================================
Active online Schwab client
   accounts (in millions) (4)                          4.1         2.8      46%
Online Schwab client assets                         $413.5      $251.3      65%
================================================================================
(1) Excludes money market funds and all of Schwab's proprietary money market, equity and bond funds.
(2)  Represents  assets  invested  in  Mutual  Fund  OneSource  by   independent
     investment managers and retirement plans.
(3) Net new client assets in 2000 include U.S. Trust. For 1999, U.S. Trust net new client assets are included in net market gains.
(4) Active online accounts are defined as all accounts within a household that has had at least one online session within the past twelve months.


REVENUES

     Revenues grew $288 million, or 26%, in the second quarter of 2000 compared to the second quarter of 1999, due to a $123 million, or 62%, increase in interest revenue, net of interest expense (referred to as net interest revenue), a $95 million, or 32%, increase in asset management and administration fees, and a $74 million, or 16%, increase in commission revenues. As the Company's non-trading revenues grew at a rate that exceeded the growth rate of total revenues, non-trading revenues represented 52% of total revenues for the second quarter of 2000, up from 46% for the second quarter of 1999 as shown in the table below.

--------------------------------------------------------------------------------
                                                                  Three Months
                                                                 Ended June 30,
Composition of Revenues                                         2000        1999
--------------------------------------------------------------------------------
Commissions                                                       39%        42%
Principal transactions                                             9         12
--------------------------------------------------------------------------------
   Total trading revenues                                         48         54
--------------------------------------------------------------------------------
Asset management and administration fees                          28         26
Net interest revenue                                              23         18
Other                                                              1          2
--------------------------------------------------------------------------------
   Total non-trading revenues                                     52         46
--------------------------------------------------------------------------------
Total                                                            100%       100%
================================================================================

Commissions

     The Company earns commission revenues by executing client trades primarily through the Individual Investor and Institutional Investor segments. These revenues are affected by the number of client accounts that trade, the average number of commission-generating trades per account, and the average commission per trade.
     Commission revenues for the Company were $541 million for the second quarter of 2000, up $74 million, or 16%, from the second quarter of 1999. As shown in the table below, the total number of revenue trades executed by the Company has increased 47% as the Company's client base, as well as client trading activity per account, has grown. Average commission per revenue trade decreased 21%. This decline was mainly due to an increase in the proportion of trades placed through the Company's online channels, which have lower commission rates than the Company's other channels, and reduced pricing for certain clients who trade frequently.

--------------------------------------------------------------------------------
                                                    Three Months
Commissions Earned                                      Ended
   on Client Revenue                                   June 30,          Percent
   Trades                                           2000      1999        Change
--------------------------------------------------------------------------------
Client accounts that traded during the
   quarter (in thousands)                           1,898     1,666          14%
Average client revenue trades per account            7.78      6.05          29
Total revenue trades (in thousands)                14,772    10,079          47
Average commission per revenue trade              $ 36.65   $ 46.44         (21)
Commissions earned on client revenue
   trades (in millions) (1)                       $   541   $   468          16
================================================================================
(1) Includes certain non-commission revenues relating to the execution of client trades totaling $12 million in the second quarter of 2000 and $10 million in the second quarter of 1999. Excludes commissions on trades relating to specialist operations totaling $8 million in the second quarter of 2000 and $6 million in the second quarter of 1999. Excludes U.S. Trust commissions on trades totaling $4 million in the second quarter of 2000 and $3 million in the second quarter of 1999.

Asset Management and Administration Fees

     Asset management and administration fees include mutual fund service fees, as well as fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for recordkeeping and shareholder services provided to third-party funds, and for transfer agent services, shareholder services, administration and investment management provided to its proprietary funds. These fees are based upon the daily balances of client assets invested in third-party funds and upon the average daily net assets of Schwab's proprietary funds. Mutual fund service fees are earned primarily through the Individual Investor and Institutional Investor segments. The Company also earns asset management and administration fees for financial services, including investment management and consulting, trust and fiduciary services, financial and estate planning, and private banking services, provided to individual and institutional clients. These fees are primarily based on the value and composition of assets under management and are earned primarily through the U.S. Trust segment, as well as the Individual Investor and Institutional Investor segments.
     Asset management and administration fees were $390 million for the second quarter of 2000, up $95 million, or 32%, from the second quarter of 1999, as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                        Three Months
                                                           Ended
Asset Management                                          June 30,       Percent
   and Administration Fees                             2000     1999      Change
--------------------------------------------------------------------------------
Mutual fund service fees:
    SchwabFunds(R)                                     $152     $121         26%
    Mutual Fund OneSource(R)                             81       55         47
    Excelsior Funds(R)                                   12        9         33
    Other                                                 6        3        100
Asset management and related services                   139      107         30
--------------------------------------------------------------------------------
    Total                                              $390     $295         32%
================================================================================

     The increase in asset management and administration fees was primarily due to an increase in client assets in Schwab's proprietary funds, collectively referred to as the SchwabFunds, an increase in client assets in funds purchased through Schwab's Mutual Fund OneSource service, and an increase in U.S. Trust's client assets.

Net Interest Revenue

     Net interest revenue is the difference between interest earned on assets (mainly margin loans to clients, investments required to be segregated for clients, securities available for sale, and private banking loans) and interest paid on liabilities (mainly brokerage client cash balances and banking deposits). Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and hedging strategies. Most of the Company's net interest revenue is earned by Schwab through the Individual Investor and Institutional Investor segments, as well as by U.S. Trust through the U.S. Trust segment.
     Net interest revenue was $320 million for the second quarter of 2000, up $123 million, or 62%, from the second quarter of 1999 as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                        Three Months
                                                            Ended
                                                           June 30,      Percent
                                                        2000     1999     Change
--------------------------------------------------------------------------------
Interest Revenue
Margin loans to clients                                 $464     $235        97%
Investments, client-related                               69       88       (22)
Private banking loans                                     54       41        32
Securities available for sale                             18       15        20
Other                                                     47       24        96
--------------------------------------------------------------------------------
   Total                                                 652      403        62
--------------------------------------------------------------------------------

Interest Expense
Brokerage client cash balances                           263      161        63
Deposits from banking clients                             38       27        41
Long-term debt                                            15        8        88
Stock-lending activities                                  11        7        57
Short-term borrowings                                      5        2       150
Other                                                               1      (100)
--------------------------------------------------------------------------------
   Total                                                 332      206        61
--------------------------------------------------------------------------------

Net interest revenue                                    $320     $197        62%
================================================================================

     Client-related and other daily average balances, interest rates and average net interest spread for the second quarters of 2000 and 1999 are summarized in the following table (dollars in millions):

--------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                   June 30,
                                                                2000      1999
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Margin loans to clients:
  Average balance outstanding                                 $20,756    $13,174
  Average interest rate                                         8.99%      7.16%
Investments (client-related):
  Average balance outstanding                                 $ 5,573    $ 7,866
  Average interest rate                                         4.95%      4.51%
Private banking loans:
  Average balance outstanding                                 $ 2,832    $ 2,323
  Average interest rate                                         7.61%      7.13%
Securities available for sale:
  Average balance outstanding                                 $ 1,164    $ 1,012
  Average interest rate                                         6.14%      5.77%
Average  yield  on   interest-earning   assets                  8.01%      6.24%
Funding   Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                                 $20,724    $16,757
  Average interest rate                                         5.10%      3.84%
Interest-bearing banking deposits:
  Average balance outstanding                                 $ 3,050    $ 2,668
  Average interest rate                                         4.99%      4.05%
Other interest-bearing sources:
  Average balance outstanding                                 $ 1,841    $ 1,503
  Average interest rate                                         4.80%      3.62%
Average noninterest-bearing portion                           $ 4,710    $ 3,447
Average interest rate on funding sources                        4.28%      3.31%
Summary:
  Average yield on interest-earning assets                      8.01%      6.24%
  Average interest rate on funding sources                      4.28%      3.31%
--------------------------------------------------------------------------------
Average net interest spread                                     3.73%      2.93%
================================================================================

     The increase in net interest revenue from the second quarter of 1999 was primarily due to higher levels of margin loans to clients, partially offset by higher average brokerage client cash balances.

Principal Transactions

     Principal transaction revenues are primarily comprised of net gains from market-making activities in Nasdaq and other securities transactions effected through the Capital Markets segment. Factors that influence principal transaction revenues include the volume of client trades, market price volatility, average revenue per share traded and changes in regulations and industry practices.
     Principal transaction revenues were $128 million for the second quarter of 2000, down $9 million, or 7%, from the second quarter of 1999. This decrease was primarily due to lower average revenue per share traded, partially offset by greater share volume handled by SCM.


Expenses Excluding Interest

     Compensation and benefits expense was $593 million for the second quarter of 2000, up $124 million, or 27%, from the second quarter of 1999 primarily due to a greater number of employees and higher incentive and variable compensation expense resulting from the Company's financial performance. The following table shows a comparison of certain compensation and benefits components and employee data (in thousands):

--------------------------------------------------------------------------------
                                                                   Three Months
                                                                       Ended
                                                                      June 30,
                                                                    2000   1999
--------------------------------------------------------------------------------
Compensation and benefits expense as a % of total revenues           42%     42%
Incentive and variable compensation as a % of compensation
   and benefits expense                                              26%     33%
Compensation for temporary employees, contractors and
   overtime hours as a % of compensation and benefits
   expense                                                           11%     11%
Full-time equivalent employees(1) (at end of quarter)               24.3    17.7
Revenues per average full-time equivalent employee                 $59.6   $64.2
================================================================================
(1) Includes full-time, part-time and temporary employees, and persons employed on a contract basis.

     Occupancy and equipment expense was $99 million for the second quarter of 2000, up $28 million, or 40%, from the second quarter of 1999. This increase was primarily due to facilities expansion to support the Company's growth in employees and enhancements in systems capacity.
     Professional services expense was $71 million for the second quarter of 2000, up $27 million, or 63%, from the second quarter of 1999. This increase was primarily due to consulting fees related to various information technology projects.
     Merger-related expense was $50 million for the second quarter of 2000, up $50 million from the second quarter of 1999. Merger-related expense consists of professional fees and change in control related compensation from the merger with USTC.
     The Company's effective income tax rate was 45.9% for the second quarter of 2000, up from 39.5% for the second quarter of 1999. This change was primarily due to charges, which are non-deductible for tax purposes, for certain professional fees relating to the merger with USTC and goodwill amortization relating to the acquisition of CyBerCorp.

Six Months Ended June 30, 2000 Compared To Six Months Ended June 30, 1999

Financial Overview

     The Company's revenues increased in the first half of 2000 mainly due to higher client trading volume, higher levels of average balances and rates earned on margin loans to clients, and an increase in client assets. Revenues of $3,130 million in the first half of 2000 grew $933 million, or 42%, from the first half of 1999 due to increases in revenues of $649 million, or 49%, in the Individual Investor segment, $132 million, or 44%, in the Institutional Investor segment, $100 million, or 34%, in the Capital Markets segment, and $52 million, or 20%, in the U.S. Trust segment. See note "9 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.
     Total expenses excluding interest during the first half of 2000 were $2,365 million, up 43% from $1,648 million for the first half of 1999, primarily resulting from additional staff and related costs, higher advertising and market development, professional fees and compensation related to the merger with USTC, and higher consulting fees related to various information technology projects.
     Net income for the first half of 2000 was $437 million, up 32% from the first half of 1999 net income of $332 million. Diluted earnings per share for the first halves of 2000 and 1999 were $.31 and $.24 per share, respectively.
     The after-tax profit margin for the first half of 2000 was 14.0%, down from 15.1% for the first half of 1999. The annualized return on stockholders' equity for the first half of 2000 was 27%, down from 35% for the first half of 1999.
     The Company's results for the first half of 2000 include charges for goodwill and intangible asset amortization relating to the acquisition of CyBerCorp and professional fees and other expenses relating to the merger with USTC. These charges totaled $85 million after-tax. Excluding these charges, the Company's after-tax profit margin for the first half of 2000 would have been 16.7% and earnings would have been $522 million, up 57% from the first half of 1999.
     The Company's trading activity is shown in the following table (in thousands):

--------------------------------------------------------------------------------
                                                            Six Months
                                                              Ended
                                                             June 30,    Percent
Daily Average Trades                                       2000    1999   Change
--------------------------------------------------------------------------------
Revenue Trades
  Online                                                   227.8   113.5    101%
  TeleBroker(R) and VoiceBroker(TM)                          9.3     9.5     (2)
  Regional client telephone service centers, branch
     offices and other                                      35.3    38.4     (8)
--------------------------------------------------------------------------------
  Total                                                    272.4   161.4     69%
================================================================================
Mutual Fund OneSource(R) Trades
  Online                                                    40.3    23.5     71%
  TeleBroker and VoiceBroker                                 1.5     1.1     36
  Regional client telephone service centers, branch
     offices and other                                      23.1    22.1      5
--------------------------------------------------------------------------------
  Total                                                     64.9    46.7     39%
================================================================================
Total Daily Average Trades
  Online                                                   268.1   137.0     96%
  TeleBroker and VoiceBroker                                10.8    10.6      2
  Regional client telephone service centers, branch
     offices and other                                      58.4    60.5     (3)
--------------------------------------------------------------------------------
  Total                                                    337.3   208.1     62%
================================================================================

     Assets in client accounts were $931.2 billion at June 30, 2000, an increase of $236.5 billion, or 34%, from a year ago. During the first half of 2000, net new client assets and new accounts increased from the first half of 1999 as shown in the table below.

--------------------------------------------------------------------------------
                                                       Six Months
                                                          Ended
Growth in Client Assets and Accounts                     June 30,        Percent
   (In billions, except as noted)                     2000      1999      Change
--------------------------------------------------------------------------------
Net growth in assets in  client accounts(1)
     Net new client assets                          $ 89.9     $ 49.0
     Net market gains (losses)                        (4.7)      51.4
---------------------------------------------------------------------
   Net growth                                       $ 85.2     $100.4
=====================================================================
New client accounts (in thousands)                   897.2      815.0        10%
================================================================================
(1) Net new client assets in 2000 include U.S. Trust. For 1999, U.S. Trust net new client assets are included in net market gains.

REVENUES

     Revenues grew $933 million, or 42%, in the first half of 2000, due to a $387 million, or 41%, increase in commission revenues, a $240 million, or 64%, increase in net interest revenue and a $186 million, or 32%, increase in asset management and administration fees, as well as a $105 million, or 39%, increase in principal transaction revenues. As the Company's non-trading revenues grew at a rate that exceeded the growth rate of total revenues, non-trading revenues represented 46% of total revenues for the first half of 2000, up from 45% for the first half of 1999 as shown in the table below.

--------------------------------------------------------------------------------
                                                                    Six Months
                                                                      Ended
                                                                     June 30,
Composition of Revenues                                            2000    1999
--------------------------------------------------------------------------------
Commissions                                                          42%     43%
Principal transactions                                               12      12
--------------------------------------------------------------------------------
   Total trading revenues                                            54      55
--------------------------------------------------------------------------------
Asset management and administration fees                             24      26
Net interest revenue                                                 20      17
Other                                                                 2       2
--------------------------------------------------------------------------------
   Total non-trading revenues                                        46      45
--------------------------------------------------------------------------------
Total                                                               100%    100%
================================================================================

Commissions

     Commission revenues for the Company were $1,330 million for the first half of 2000, up $387 million, or 41%, from the first half of 1999. As shown in the table below, the total number of revenue trades executed by the Company has increased 71% as the Company's client base, as well as client trading activity per account, has grown. Average commission per revenue trade decreased 18%. This decline was attributable to the factors described in the comparison between the three-month periods.

--------------------------------------------------------------------------------
                                                         Six Months
                                                           ended
                                                          June 30,       Percent
Commissions Earned on Client Revenue Trades           2000        1999    Change
--------------------------------------------------------------------------------
Client accounts that traded during the period
   (in thousands)                                    3,016       2,375       27%
Average client revenue trades per account            11.38        8.43       35
Total revenue trades (in thousands)                 34,315      20,020       71
Average commission per revenue trade               $ 38.63     $ 47.07      (18)
Commissions earned on client revenue trades
   (in millions) (1)                               $ 1,325     $   942       41
================================================================================
(1) Includes certain non-commission revenues relating to the execution of client trades totaling $26 million in the first half of 2000 and $19 million in the first half of 1999. Excludes commissions on trades relating to specialist operations totaling $22 million in the first half of 2000 and $14 million in the first half of 1999. Excludes U.S. Trust commissions on trades totaling $9 million in the first half of 2000 and $6 million for the first half of 1999.


Asset Management and Administration Fees

     Asset management and administration fees were $762 million for the first half of 2000, up $186 million, or 32%, from the first half of 1999. This increase was attributable to the factors described in the comparison between the three-month periods.

--------------------------------------------------------------------------------
                                                         Six Months
                                                            Ended
Asset Management                                           June 30,      Percent
   and Administration Fees                              2000    1999      Change
--------------------------------------------------------------------------------
Mutual fund service fees:
    SchwabFunds(R)                                      $300    $236         27%
    Mutual Fund OneSource(R)                             164     107         53
    Excelsior Funds(R)                                    24      16         50
    Other                                                 12       7         71
Asset management and related services                    262     210         25
--------------------------------------------------------------------------------
    Total                                               $762    $576         32%
================================================================================

Net Interest Revenue

     Net interest revenue was $616 million for the first half of 2000, up $240 million, or 64%, from the first half of 1999 as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                           Six Months
                                                              Ended
                                                             June 30,    Percent
                                                          2000     1999   Change
--------------------------------------------------------------------------------
Interest Revenue
Margin loans to clients                                 $  865    $433      100%
Investments, client-related                                169     199      (15)
Private banking loans                                      104      81       28
Securities available for sale                               35      30       17
Other                                                       79      42       88
--------------------------------------------------------------------------------
   Total                                                 1,252     785       60
--------------------------------------------------------------------------------

Interest Expense
Brokerage client cash balances                             504     317       59
Deposits from banking clients                               73      54       35
Long-term debt                                              25      15       67
Stock-lending activities                                    24      16       50
Short-term borrowings                                        7       4       75
Other                                                        3       3
--------------------------------------------------------------------------------
   Total                                                   636     409       56
--------------------------------------------------------------------------------

Net interest revenue                                    $  616    $376       64%
================================================================================

     Client-related and other daily average balances, interest rates and average net interest spread for the first halves of 2000 and 1999 are summarized in the following table (dollars in millions):

--------------------------------------------------------------------------------
                                                               Six Months Ended
                                                                   June 30,
                                                                2000      1999
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Margin loans to clients:
  Average balance outstanding                                 $20,211    $12,134
  Average interest rate                                         8.61%      7.20%
Investments (client-related):
  Average balance outstanding                                 $ 6,764    $ 8,775
  Average interest rate                                         5.01%      4.58%
Private banking loans:
  Average balance outstanding                                 $ 2,763    $ 2,252
  Average interest rate                                         7.54%      7.24%
Securities available for sale:
  Average balance outstanding                                 $ 1,155    $ 1,014
  Average interest rate                                         6.03%      5.80%
Average  yield  on   interest-earning   assets                  7.63%      6.20%
Funding   Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                                 $20,841    $16,526
  Average interest rate                                         4.87%      3.86%
Interest-bearing banking deposits:
  Average balance outstanding                                 $ 3,043    $ 2,661
  Average interest rate                                         4.83%      4.07%
Other interest-bearing sources:
  Average balance outstanding                                 $ 2,104    $ 1,605
  Average interest rate                                         4.40%      4.32%
Average noninterest-bearing portion                           $ 4,905    $ 3,383
Average interest rate on funding sources                        4.06%      3.38%
Summary:
  Average yield on interest-earning assets                      7.63%      6.20%
  Average interest rate on funding sources                      4.06%      3.38%
--------------------------------------------------------------------------------
Average net interest spread                                     3.57%      2.82%
================================================================================

     The increase in net interest revenue from the first half of 1999 was primarily due to higher levels of margin loans to clients, partially offset by higher average brokerage client cash balances.

Principal Transactions

     Principal transaction revenues were $373 million for the first half of 2000, up $105 million, or 39%, from the first half of 1999. This increase was primarily due to greater share volume handled by SCM, partially offset by lower average revenue per share traded.

Expenses Excluding Interest

     Compensation and benefits expense was $1,255 million for the first half of 2000, up $333 million, or 36%, from the first half of 1999 primarily due to higher variable compensation expense resulting from the Company's financial performance, as well as a greater number of employees. The following table shows a comparison of certain compensation and benefits components and employee data (in thousands):

--------------------------------------------------------------------------------
                                                                    Six Months
                                                                       Ended
                                                                      June 30,
                                                                    2000   1999
--------------------------------------------------------------------------------
Compensation and benefits expense as a % of revenues                 40%     42%
Variable compensation as a % of compensation and
   benefits expense                                                  32%     33%
Compensation for temporary employees, contractors and
   overtime hours as a % of compensation and benefits expense        10%     11%
Full-time equivalent employees(1)                                   24.3    17.7
Revenues per average full-time equivalent employee                $139.3  $131.9
================================================================================
(1) Includes full-time, part-time and temporary employees, and persons employed on a contract basis.


     Occupancy and equipment expense was $189 million for the first half of 2000, up $48 million, or 35%, from the first half of 1999. This increase was attributable to the factors described in the comparison between the three-month periods.
     Advertising and market development expense was $181 million for the first half of 2000, up $71 million, or 64%, from the first half of 1999. This increase was primarily a result of increased Schwab brand-focused television and print media spending.
     Professional services expense was $135 million for the first half of 2000, up $52 million, or 62%, from the first half of 1999. This increase was attributable to the factors described in the comparison between the three-month periods.
     Merger-related expense was $69 million for the first half of 2000, up $69 million from the first half of 1999. This increase was attributable to the factors described in the comparison between the three-month periods.
     The Company's effective income tax rate was 42.9% for the first half of 2000, up from 39.5% for the first half of 1999. This change was primarily due to charges, which are non-deductible for tax purposes, for certain professional fees relating to the merger with USTC and goodwill amortization relating to the acquisition of CyBerCorp.

Liquidity and Capital Resources

     Upon consummation of the merger with USTC, CSC became a financial holding company and bank holding company subject to supervision and regulation by the Federal Reserve Board under the Act. CSC conducts virtually all business through its wholly owned subsidiaries. The capital structure among CSC and its subsidiaries is designed to provide each entity with capital and liquidity consistent with its operations. See note "7 - Regulatory Requirements" in the Notes to Condensed Consolidated Financial Statements. A description of significant aspects of this structure for CSC and four of its subsidiaries, Schwab, U.S. Trust, SCM and CSE follows.

Liquidity

CSC

     CSC's liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. As discussed below, Schwab, SCM, CSE and CSC's bank subsidiaries are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs, maintaining CSC's bank subsidiaries' capital guidelines and maintaining Schwab's and SCM's net capital. Based on their respective regulatory capital ratios at June 30, 2000 and 1999, the Company and its bank subsidiaries are well capitalized.
     CSC has liquidity needs that arise from its issued and outstanding $766 million Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, acquisitions and other investments. The Medium-Term Notes have maturities ranging from 2000 to 2010 and fixed interest rates ranging from 5.96% to 8.05% with interest payable semiannually. The Medium-Term Notes are rated A3 by Moody's Investors Service and A by Standard & Poor's Ratings Group. On May 19, 2000, the Securities and Exchange Commission declared effective CSC's Registration Statement covering the issuance of $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At June 30, 2000, all of these notes remained unissued.
     CSC maintains a $1.2 billion committed, unsecured credit facility with a group of banks which is scheduled to expire in June 2001. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain minimum levels of stockholders' equity, and Schwab and SCM to maintain specified levels of net capital, as defined. The Company believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements. This facility was unused during the first half of 2000.
     CSC also has direct access to $605 million of the $765 million uncommitted, unsecured bank credit lines, provided by nine banks, that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab, while the credit line provided by another one of these banks includes a sub-limit on credit available to CSC. These lines were not used by CSC during the first half of 2000.

Schwab

     Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $22.3 billion and $23.0 billion at June 30, 2000 and December 31, 1999, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
     Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement of $1 million. At June 30, 2000, Schwab's net capital was $2,188 million (11% of aggregate debit balances), which was $1,778 million in excess of its minimum required net capital and $1,163 million in excess of 5% of aggregate debit balances. Schwab has historically targeted net capital to be 10% of its aggregate debit balances, which primarily consist of client margin loans. To achieve this target, as client margin loans have grown, an increasing amount of cash flows have been retained to support aggregate debit balances.
     To manage Schwab's regulatory capital position, CSC provides Schwab with a $1,400 million subordinated revolving credit facility maturing in September 2001, of which $805 million was outstanding at June 30, 2000. At quarter end, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from CSC maturing in 2002. Borrowings under these subordinated lending arrangements qualify as regulatory capital for Schwab.
     To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines totaling $765 million at June 30, 2000 ($605 million of these lines are also available for CSC to use). The need for short-term borrowings arises primarily from timing differences between cash flow requirements and the scheduled liquidation of interest-bearing investments. Schwab used such borrowings for 22 days during the first half of 2000, with the daily amounts borrowed averaging $77 million. These lines were unused at June 30, 2000.
     To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab had unsecured letter of credit agreements with twelve banks in favor of the OCC aggregating $1,005 million at June 30, 2000. Schwab pays a fee to maintain these letters of credit. No funds were drawn under these letters of credit at June 30, 2000.

U.S. Trust

     U.S. Trust's liquidity needs are generally met through earnings generated by its operations.
     U.S. Trust's liquidity is affected by the Federal Reserve Board's risk-based and leverage capital guidelines. In addition, CSC's bank subsidiaries are subject to limitations on the amount of dividends they can pay to U.S. Trust without prior approval of the bank regulatory authorities.
     U.S. Trust previously had credit facilities totaling $80 million which were based on LIBOR or Prime and were expected to mature in March 2002. Upon completion of the merger with USTC, these facilities were terminated.
     In addition to traditional funding sources such as deposits, federal funds purchased and repurchase agreements, CSC's bank subsidiaries have established their own external funding sources. At June 30, 2000, U.S. Trust had $50 million Trust Preferred Capital Securities outstanding with a fixed interest rate of 8.41%. Certain of CSC's bank subsidiaries have established credit facilities with the Federal Home Loan Bank System (FHLB) totaling approximately $509 million. At June 30, 2000, $150 million in short-term borrowings and $13 million in long-term debt were outstanding under these facilities.

SCM

     SCM's liquidity needs are generally met through earnings generated by its operations. Most of SCM's assets are liquid, consisting primarily of marketable securities, cash and cash equivalents, and receivable from brokers, dealers and clearing organizations.
     SCM's liquidity is affected by the same net capital regulatory requirements as Schwab (see discussion above). At June 30, 2000, SCM's net capital was $89 million, which was $88 million in excess of its minimum required net capital.
     SCM may borrow up to $35 million under a subordinated lending arrangement with CSC maturing in 2001. Borrowings under this arrangement qualify as regulatory capital for SCM. At June 30, 2000, $35 million was outstanding under this arrangement. In addition, CSC provides SCM with a $25 million short-term credit facility. Borrowings under this arrangement do not qualify as regulatory capital for SCM. This facility was unused during the first half of 2000.

CSE

     CSE's liquidity needs are generally met through earnings generated by its operations. Most of CSE's assets are liquid, consisting primarily of cash and investments required to be segregated, receivable from brokers, dealers and clearing organizations, and receivable from brokerage clients and others.
     CSE may borrow up to (pound)70 million, equivalent to $106 million at June 30, 2000, under subordinated lending arrangements with CSC. At June 30, 2000, CSE had outstanding (pound)18 million under these arrangements, equivalent to $27 million, with (pound)5 million maturing in 2001 and (pound)13 million maturing in 2003.

Cash Flows and Capital Resources

     Net income plus depreciation and amortization, including goodwill amortization, was $573 million for the first half of 2000, up 38% from $415 million for the first half of 1999, allowing the Company to finance its operations primarily with internally generated funds. Depreciation and amortization expense related to equipment, office facilities and property was $110 million for the first half of 2000, as compared to $76 million for the first half of 1999, or 4% and 3% of revenues for each period, respectively. Amortization expense related to intangible assets was $8 million for the first half of 2000, as compared to $4 million for the first half of 1999. Goodwill amortization expense was $19 million for the first half of 2000, as compared to $3 million for the first half of 1999. This increase was primarily due to goodwill amortization related to the acquisition of CyBerCorp.
     The Company's capital expenditures net of proceeds from the sale of fixed assets were $274 million in the first half of 2000 and $133 million in the first half of 1999, or 9% and 6% of revenues for each period, respectively. Capital expenditures in the first half of 2000 were for equipment relating to the Company's information technology systems, leasehold improvements and software. Capital expenditures as described above include the capitalized costs for developing internal-use software of $46 million in the first half of 2000 and $27 million in the first half of 1999. Schwab opened 23 new domestic branch offices during the first half of 2000, compared to 12 during the first half of 1999. Capital expenditures may vary from period to period as business conditions change.
     The Company issued $311 million of long-term debt during the first half of 2000.
     During the first half of 2000, 13,693,400 of the Company's stock options, with a weighted-average exercise price of $2.42, were exercised with cash proceeds received by the Company of $33 million and a related tax benefit of $109 million. (These stock options were granted prior to the merger with USTC, and therefore did not include U.S. Trust employees). During the first five months of 2000, 4,800,200 of U.S. Trust's stock options, with a weighted-average exercise price of $7.06, were exercised with cash proceeds received by the Company of $34 million and a related tax benefit of $13 million. The cash proceeds are recorded as an increase in cash and a corresponding increase in stockholders' equity. The tax benefit is recorded as a reduction in income taxes payable and a corresponding increase in stockholders' equity.
     During the first half of 2000, the Company did not repurchase any common stock. During the first half of 1999, the Company repurchased 1,675,200 shares of its common stock for $27 million. There is no current authorization for share repurchases.
     During the first halves of 2000 and 1999, the Company paid common stock cash dividends of $32 million and $30 million, respectively.
     The Company monitors both the relative composition and absolute level of its capital structure. The Company's total financial capital (long-term debt plus stockholders' equity) at June 30, 2000 was $4,628 million, up $1,534 million, or 50% from December 31, 1999. At June 30, 2000, the Company had long-term debt of $829 million, or 18% of total financial capital, that bear interest at a weighted-average rate of 7.26%. At June 30, 2000, the Company's stockholders' equity was $3,799 million, or 82% of total financial capital.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments Held For Trading Purposes

     The Company held municipal, other fixed income and government securities and certificates of deposit with a fair value of approximately $27 million and $19 million at June 30, 2000 and 1999, respectively. These securities, and the associated interest rate risk, are not material to the Company's financial position, results of operations or cash flows.
     Through Schwab and SCM, the Company maintains inventories in exchange-listed, Nasdaq and other equity securities on both a long and short basis. The fair value of these securities at June 30, 2000 was $123 million in long positions and $112 million in short positions. The fair value of these securities at June 30, 1999 was $71 million in long positions and $47 million in short positions. Using a hypothetical 10% increase or decrease in prices, the potential loss or gain in fair value is estimated to be approximately $1,100,000 and $2,400,000 at June 30, 2000 and 1999, respectively, due to the offset of change in fair value in long and short positions. In addition, the Company generally enters into exchange-traded option contracts to hedge against potential losses in equity inventory positions, thus reducing this potential loss exposure. This hypothetical 10% change in fair value of these securities at June 30, 2000 and 1999 would not be material to the Company's financial position, results of operations or cash flows. The notional amount and fair value of option contracts were not material to the Company's consolidated balance sheets at June 30, 2000 and 1999.

Financial Instruments Held For Purposes Other Than Trading

     The Company maintains investments primarily in mutual funds to fund obligations under its deferred compensation plan, which is available to certain employees. These investments were approximately $63 million and $56 million at June 30, 2000 and 1999, respectively. Any decrease in the fair value of these investments would result in a comparable decrease in the deferred compensation plan obligation and would not affect the Company's financial position, results of operations or cash flows.

Debt Issuances

     At June 30, 2000, CSC had $766 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 5.96% to 8.05%. At June 30, 1999, CSC had $411 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 5.78% to 7.72%. At June 30, 2000 and 1999, U.S. Trust had $50 million Trust Preferred Capital Securities outstanding, with a fixed interest rate of 8.41%. In addition at June 30, 2000 and 1999, U.S. Trust had $13 million FHLB long-term debt outstanding. The FHLB long-term debt had fixed interest rates ranging from 6.59% to 6.76% at both June 30, 2000 and 1999.
     The Company has fixed cash flow requirements regarding these long-term debt obligations due to the fixed rate of interest. The fair value of these obligations at June 30, 2000 and 1999, based on estimates of market rates for debt with similar terms and remaining maturities, approximated their carrying amount.

Net Interest Revenue Simulation

     The Company uses net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation model (the model) includes all interest-sensitive assets and liabilities and Swaps utilized by U.S. Trust to hedge its interest rate risk. Key variables in the model include assumed margin loan and brokerage client cash balance growth, changes to the level and term structure of interest rates, the repricing of financial instruments, prepayment and reinvestment assumptions, loan, banking deposit, and brokerage client cash balance pricing and volume assumptions. The simulations involve assumptions that are inherently uncertain and as a result, the simulations cannot precisely estimate net interest revenue or precisely predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies, including changes in asset and liability mix.
     The simulations in the table below assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. During the second quarter of 2000, the Company revised the interest rate scenarios for the model to more closely reflect the risks inherent in the balance sheet resulting from the merger with USTC. The interest rate scenarios were changed from an immediate 100 basis point change to a gradual 200 basis point change in equal monthly increments over twelve months. The following table shows the results of a gradual 200 basis point increase or decrease in interest rates and the effect on simulated net interest revenue over the next twelve months at June 30, 2000 and 1999 (dollars in millions). The change in simulated net interest revenue sensitivity from 1999 to 2000 was primarily due to increases in the overall size of the balance sheet, driven by the growth in brokerage client cash balances.

--------------------------------------------------------------------------------
Impact on Net Interest Revenue
Increase (Decrease)
                                                     2000              1999
                                                -------------     --------------
June 30,                                          Amount    %       Amount    %
--------------------------------------------------------------------------------
Increase of 200 basis points                      $123   8.7%       $68    8.0%
Decrease of 200 basis points                     ($123) (8.7%)     ($70)  (8.2%)
================================================================================

     As demonstrated by the simulations presented, the Company manages the consolidated balance sheet to produce increases in net interest revenue when interest rates rise. This position partially offsets the potential for decreases in trading activity, and therefore commission revenue, that may result during periods of rising interest rates.
     The impact of the Company's hedging activities upon net interest revenue for the quarters ended June 30, 2000 and 1999 was immaterial to the Company's results of operations.

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings

     On July 21, 2000, a federal district court in New Orleans, Louisiana approved a settlement between Charles Schwab & Co., Inc. (Schwab) and plaintiffs in two class action lawsuits. The lawsuits that are being settled were filed on behalf of a class consisting of all individuals nationwide who purchased or sold securities through Schwab from 1985 until July 1999. These lawsuits alleged that Schwab improperly retained monetary payments for routing orders to market makers and other third parties, and did not provide best execution to client orders. Schwab vigorously contested the allegations and had successfully obtained dismissal of many of the plaintiffs' claims. However, in the interests of avoiding the expense of further litigation, Schwab agreed to settle the cases on the following terms: plaintiffs will dismiss the complaints with prejudice in return for certain non-monetary relief from Schwab, including commitments to implement various enhancements to its computerized trade handling and execution systems; Schwab will adopt certain internal procedures to review order routing arrangements and execution quality; and Schwab will conduct an investor education campaign on trading and execution-related issues. In addition, Schwab agreed to pay up to $900,000 in plaintiffs' attorneys' fees and costs, an amount that will be subject to judicial review. The judgment expected to be entered as part of the settlement precludes any other claims on best execution or payment for order flow issues during the class period, except for claimants who affirmatively opt out of the settlement. Attorneys representing four Schwab clients who have brought separate class action lawsuits against Schwab that are now pending in federal court in California (the objectors) objected to approval of the settlement. Their objections were overruled and their motion to intervene was denied. Schwab believes that all class claims in the objectors' four purported lawsuits on best execution issues, consolidated for pretrial proceedings in the federal district court in San Francisco but in which no class has been certified, will be precluded as a result of the Louisiana judgment. Schwab recognized the cost of the attorneys' fees included in the settlement in the second quarter of 1999.
     In December 1998, a class action complaint was filed against U.S. Trust Company, N.A. (USTC, N.A.) in the United States District Court for the Southern District of Texas, alleges that USTC, N.A., in its capacity as ESOP trustee, breached its fiduciary duty to the MidCon Corp.'s Employee Stock Ownership Plan
(ESOP) in connection with Occidental Petroleum Corporation's (Occidental) sale of its subsidiary, MidCon Corp., to KN Energy, Inc. in December 1997. The complaint seeks damages exceeding $200 million, and alleges that the ESOP was underpaid in the transaction and inappropriately paid certain transaction costs. The court has certified a class consisting of the participants in the ESOP. The case is scheduled for trial in 2001. USTC N.A., which under certain circumstances is indemnified by Occidental for its actions as trustee, intends to vigorously defend against these claims.
     In March 2000, three purported class action complaints were filed against USTC, N.A., all of which are now pending in the United States District Court for the Middle District of Louisiana. All three suits are brought on behalf of participants in an employee stock ownership plan (the Plan) sponsored by United Companies Financial Corporation (United Companies), which is currently in chapter 11 bankruptcy proceedings in Delaware. Plaintiffs allege that USTC, N.A., which acted as directed trustee of the Plan, breached its fiduciary duties under ERISA by failing to diversify the assets of the Plan. Damages have not yet been specified. USTC, N.A. intends to vigorously defend against these claims.
     The ultimate outcome of the legal proceedings described above and the various other lawsuits, arbitration proceedings, and claims pending against the Company cannot be determined at this time, and the results of these legal proceedings cannot be predicted with certainty. There can be no assurance that these legal proceedings will not have a material adverse effect on the Company's results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company's financial condition and results of operations. However, it is the opinion of management, after consultation with outside legal counsel, that the ultimate outcome of these actions will not have a material adverse impact on the financial condition or operating results of the Company.



Item 2.     Changes in Securities and Use of Proceeds

     None.



Item 3.     Defaults Upon Senior Securities

     None.



Item 4.     Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on May 3, 2000, and a total of 774,622,931 shares were present in person or by proxy at the Annual Meeting. The Company's stockholders voted upon the following proposals:

Proposal No. 1 - Election of Four Directors:

                                  Shares          Shares
                                    For          Withheld
                                    ---          --------
Nancy H. Bechtle               760,470,527      14,152,404
C. Preston Butcher             760,514,125      14,108,806
David S. Pottruck              760,543,801      14,079,130
George P. Shultz               760,257,482      14,365,449

     There were no broker non-votes with respect to the election of directors.

Proposal No. 2 - Re-approval of Corporate Executive Bonus Plan, As Amended:

     Shares                 Shares
       For                  Against            Abstentions
       ---                  -------            -----------
   734,792,164            35,029,737            4,801,030

     There were no broker non-votes with respect to the re-approval of the Corporate Executive Bonus Plan, as amended.

     Voting share information related to the annual meeting of stockholders has not been restated to reflect the effects of the three-for-two common stock split declared May 3, 2000, distributed May 30, 2000.

Item 5.     Other Information

     Upon consummation of the merger with U.S. Trust Corporation (USTC), H. Marshall Schwarz, USTC Chief Executive Officer, and Jeffrey S. Maurer, USTC President and Chief Operating Officer, were appointed to The Charles Schwab Corporation's (CSC) Board of Directors, expanding the membership to fourteen. Additionally, upon consummation of the merger with USTC, CSC's Management Committee was expanded from 17 to 21 members. The four new members are as follows:

H. Marshall Schwarz          USTC Chief Executive Officer
Jeffrey S. Maurer            USTC President and Chief
                               Operating Officer
Maribeth S. Rahe             USTC Vice Chairman
Frederick B. Taylor          USTC Vice Chairman and Chief
                             Investment Officer

Item 6.     Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q.

--------------------------------------------------------------------------------

Exhibit
Number                  Exhibit
--------------------------------------------------------------------------------

   1.3       The  Charles  Schwab   Corporation   Medium-Term Notes
             Distribution Agreement.

  10.213 The Charles Schwab Corporation 1992 Stock Incentive Plan, restated to include amendments through April 19, 2000 (supersedes Exhibit 10.208).

  12.1       Computation of Ratio of Earnings to Fixed Charges.

  27.1       Financial Data Schedule (electronic only).
--------------------------------------------------------------------------------


(b)  Reports on Form 8-K

      On May 23, 2000, the Registrant filed a Current Report on Form 8-K relating to up to $750 million aggregate principal amount of debt securities issuable by the Registrant pursuant to Registration Statement Number 333-36410 declared effective by the Securities and Exchange Commission (SEC) on May 19, 2000. Certain exhibits relating to the Medium-Term Notes, Series A, which are issuable pursuant to the Registration Statement, are contained in the Current Report on Form 8-K as filed with the SEC on July 18, 2000.

                                SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               THE  CHARLES  SCHWAB  CORPORATION
                                                          (Registrant)





Date:  August 11, 2000                               /s/ Christopher V. Dodds
       -------------------------                   ---------------------------
                                                       Christopher V. Dodds
                                                   Executive Vice President and
                                                      Chief Financial Officer