Form 10-Q
period 2000-09-30
SCHWAB CHARLES CORP
filed 2000-11-09
CIK 316709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended
      September 30, 2000                           Commission file number 1-9700



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

               1,383,657,459 shares of $.01 par value Common Stock
                         Outstanding on October 31, 2000

                         THE CHARLES SCHWAB CORPORATION

                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 2000

                                      Index

                                                                           Page
Part I - Financial Information

     Item 1.      Condensed Consolidated Financial Statements:

                      Statement of Income                                    1
                      Balance Sheet                                          2
                      Statement of Cash Flows                                3
                      Notes                                                 4-8

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       9-21

     Item 3.      Quantitative and Qualitative Disclosures About
                  Market Risk                                              21-23


Part II - Other Information

     Item 1.      Legal Proceedings                                         23

     Item 2.      Changes in Securities and Use of Proceeds                 23

     Item 3.      Defaults Upon Senior Securities                           23

     Item 4.      Submission of Matters to a Vote of Security Holders       23

     Item 5.      Other Information                                         23

     Item 6.      Exhibits and Reports on Form 8-K                          24


Signature                                                                   25


                ------------------------------------------------




Forward-Looking Statements - This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management's beliefs, objectives and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company's senior management. These statements relate to, among other things, the Company's status under the Bank Holding Company Act, the ability to successfully pursue the Company's strategy to attract and retain client assets, the decline in average revenue per share traded, sources of liquidity, capital expenditures and contingent liabilities. Achievement of the expressed beliefs, objectives and expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from those beliefs, objectives and expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. See "Forward-Looking Statements" in Management's Discussion and Analysis of Financial Condition and Results of Operations in this interim report and in the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 18, 2000 for a discussion of important factors that may cause such differences.



                                               Part I - FINANCIAL INFORMATION
                                    Item 1. Condensed Consolidated Financial Statements




                                              THE CHARLES SCHWAB CORPORATION

                                        CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                         (In thousands, except per share amounts)
                                                        (Unaudited)


                                                                   Three Months Ended           Nine Months Ended
                                                                     September 30,                September 30,
                                                                   2000         1999            2000         1999
--------------------------------------------------------------------------------------------------------------------
Revenues
  Commissions                                                  $  474,935   $  386,007      $1,804,539   $1,328,514
  Asset management and administration fees                        410,488      308,854       1,172,111      884,370
  Interest revenue, net of interest expense (1)                   315,875      210,882         931,423      586,452
  Principal transactions                                           96,599       92,905         469,588      361,053
  Other                                                            24,675       17,074          75,067       52,014
--------------------------------------------------------------------------------------------------------------------
    Total                                                       1,322,572    1,015,722       4,452,728    3,212,403
--------------------------------------------------------------------------------------------------------------------

Expenses Excluding Interest
  Compensation and benefits                                       596,399      434,533       1,851,716    1,357,216
  Other compensation - merger retention programs                   16,424                       23,025
  Occupancy and equipment                                         106,644       78,552         295,401      218,862
  Communications                                                   86,314       63,503         263,489      205,490
  Advertising and market development                               62,554       59,282         243,362      169,516
  Professional services                                            55,136       47,489         190,506      131,014
  Depreciation and amortization                                    67,973       44,304         185,492      124,217
  Commissions, clearance and floor brokerage                       29,397       22,277         106,759       73,348
  Merger-related (2)                                                  328                       68,986
  Goodwill amortization                                            13,527        1,593          32,042        4,865
  Other                                                            47,405       28,326         186,387      143,718
--------------------------------------------------------------------------------------------------------------------
    Total                                                       1,082,101      779,859       3,447,165    2,428,246
--------------------------------------------------------------------------------------------------------------------

Income before taxes on income                                     240,471      235,863       1,005,563      784,157
Taxes on income                                                    98,177       91,756         426,131      308,304
--------------------------------------------------------------------------------------------------------------------

Net Income                                                     $  142,294   $  144,107      $  579,432   $  475,853
====================================================================================================================

Weighted-Average Common Shares Outstanding - Diluted            1,414,897    1,375,736       1,401,894    1,372,959
====================================================================================================================

Earnings Per Share
     Basic                                                     $      .10   $      .11      $      .43   $      .36
     Diluted                                                   $      .10   $      .11      $      .41   $      .35
====================================================================================================================

Dividends Declared Per Common Share (3)                        $    .0110   $    .0093      $    .0297   $    .0279
====================================================================================================================

All periods have been restated to reflect the merger of The Charles Schwab Corporation (CSC) with U.S. Trust
Corporation (USTC).

(1) Interest revenue is presented net of interest expense.  Interest expense for the three months ended
    September 30, 2000 and 1999 was $357,560 and $226,998, respectively.  Interest expense for the nine months ended September 30, 2000 and 1999 was $994,135 and $636,346, respectively.

(2) Merger-related costs include professional fees, change in control related compensation expense and other expenses relating to the merger of CSC with USTC.

(3) Dividends declared per common share do not include dividends declared by USTC prior to the completion of the merger.

See Notes to Condensed Consolidated Financial Statements.





                                            THE CHARLES SCHWAB CORPORATION

                                         CONDENSED CONSOLIDATED BALANCE SHEET
                                       (In thousands, except per share amounts)
                                                      (Unaudited)


                                                                                         September 30,   December 31,
                                                                                             2000            1999
----------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                                              $ 2,792,176     $ 2,612,451
   Cash and investments required to be segregated under federal or other regulations (including resale agreements of $3,705,165 in 2000
       and $6,165,043 in 1999)                                                              4,684,747       8,826,121
   Securities owned - at market value                                                       1,495,895       1,333,220
   Receivable from brokers, dealers and clearing organizations                                382,575         482,657
   Receivable from brokerage clients - net                                                 20,815,303      17,060,222
   Loans to banking clients - net                                                           3,004,996       2,689,205
   Equipment, office facilities and property - net                                            962,372         678,208
   Goodwill - net                                                                             501,940          53,723
   Other assets                                                                               867,637         586,305
----------------------------------------------------------------------------------------------------------------------

       Total                                                                              $35,507,641     $34,322,112
======================================================================================================================

Liabilities and Stockholders' Equity
   Deposits from banking clients                                                          $ 3,790,141     $ 4,204,943
   Drafts payable                                                                             459,814         467,758
   Payable to brokers, dealers and clearing organizations                                   1,407,826       1,748,765
   Payable to brokerage clients                                                            23,414,371      23,422,592
   Accrued expenses and other liabilities                                                   1,279,769       1,243,121
   Short-term borrowings                                                                      320,406         141,157
   Long-term debt                                                                             793,293         518,000
----------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                   31,465,620      31,746,336
----------------------------------------------------------------------------------------------------------------------

   Stockholders' equity:
       Preferred stock - 9,940 shares authorized; $.01 par value
          per share; none issued
       Common stock - 2,000,000 shares authorized; $.01 par value per share;
          1,383,228 issued and outstanding in 2000 and 1,336,636 shares issued
          in 1999                                                                              13,835          13,366
       Additional paid-in capital                                                           1,530,455         595,282
       Retained earnings                                                                    2,589,562       2,144,683
       Treasury stock - 7,336 shares in 1999, at cost                                                         (96,742)
       Employee stock ownership plans                                                            (414)           (967)
       Unamortized restricted stock compensation                                              (75,868)        (70,926)
       Accumulated other comprehensive loss                                                   (15,549)         (8,920)
----------------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                                      4,042,021       2,575,776
----------------------------------------------------------------------------------------------------------------------

                Total                                                                     $35,507,641     $34,322,112
======================================================================================================================

All periods have been restated to reflect the merger of The Charles Schwab Corporation with U.S. Trust Corporation.

See Notes to Condensed Consolidated Financial Statements.








                                     THE CHARLES SCHWAB CORPORATION

                             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (In thousands)
                                               (Unaudited)



Nine Months Ended September 30,                                                 2000              1999
-----------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net income                                                                $   579,432       $   475,853
     Noncash items included in net income:
       Depreciation and amortization                                             185,492           124,217
       Goodwill amortization                                                      32,042             4,865
       Net amortization of premium on securities available for sale                2,768             3,596
       Compensation payable in common stock                                       59,028            24,631
       Deferred income taxes                                                        (220)           15,145
       Other                                                                       6,775             7,795
     Net change in:
       Cash and investments required to be segregated under federal or
           other regulations                                                   4,088,662         1,732,458
       Securities owned (excluding securities available for sale)                (32,422)          (61,865)
       Receivable from brokers, dealers and clearing organizations                95,187           (76,671)
       Receivable from brokerage clients                                      (3,756,978)       (3,930,185)
       Other assets                                                              (41,067)          (19,130)
       Drafts payable                                                            (10,735)         (108,183)
       Payable to brokers, dealers and clearing organizations                   (324,998)         (161,000)
       Payable to brokerage clients                                               35,078         2,247,163
       Accrued expenses and other liabilities                                    148,993           291,239
-----------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                             1,067,037           569,928
-----------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
   Purchases of securities available for sale                                   (284,622)         (333,941)
   Proceeds from sales of securities available for sale                                             10,019
   Proceeds from maturities, calls and mandatory redemptions of
       securities available for sale                                             159,230           323,135
   Net change in loans to banking clients                                       (315,798)         (397,926)
   Purchase of equipment, office facilities and property - net                  (466,737)         (252,754)
   Cash payments for business combinations and investments, net of
       cash received                                                             (48,147)           (7,863)
-----------------------------------------------------------------------------------------------------------
         Net cash used by investing activities                                  (956,074)         (659,330)
-----------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Net change in deposits from banking clients                                  (414,802)          231,314
   Net change in short-term borrowings                                           179,249           (59,456)
   Proceeds from long-term debt                                                  311,000           144,000
   Repayment of long-term debt                                                   (35,839)          (34,841)
   Dividends paid                                                                (47,172)          (45,536)
   Purchase of treasury stock                                                                      (35,397)
   Proceeds from stock options exercised and other                                75,799            51,385
-----------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                68,235           251,469
-----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                         527              (910)
-----------------------------------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                                            179,725           161,157
Cash and Cash Equivalents at Beginning of Period                               2,612,451         1,720,908
-----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                   $ 2,792,176       $ 1,882,065
===========================================================================================================

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







1.       Basis of Presentation

The Company
     The accompanying unaudited condensed consolidated financial statements include The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company). CSC is a financial holding company engaged, through its subsidiaries, in securities brokerage and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 368 domestic branch offices in 48 states, as well as branches in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is an investment management firm that through its subsidiaries also provides fiduciary services and private banking services with 31 offices in 11 states. Other subsidiaries include Charles Schwab Europe (CSE), a retail securities brokerage firm located in the United Kingdom, Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, Schwab Capital Markets L.P. (SCM), a market maker in Nasdaq and other securities providing trade execution services to broker-dealers and institutional clients, and CyBerCorp
Holdings, Inc. (formerly known as CyBerCorp, Inc.), an electronic trading technology and brokerage firm providing Internet-based services to highly active, online investors.
     These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the condensed consolidated financial statements and notes thereto which are filed as Exhibit 99.1 and Exhibit 99.2, respectively, to the Company's Current Report on Form 8-K, as filed with the SEC on July 18, 2000 and the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000. The Company's results for any interim period are not necessarily indicative of results for a full year.
     Certain items in prior periods' financial statements have been reclassified to conform to the 2000 presentation.

Merger with U.S. Trust Corporation
     On May 31, 2000, CSC completed its merger (the Merger) with USTC. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q give retroactive effect to the Merger, which was accounted for as a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if CSC and USTC had been operating as a combined entity during such periods. Stockholders' equity and other per share information as of September 30, 2000 and December 31, 1999 reflects the accounts of the Company as if the common stock issued in the Merger had been outstanding during all of the periods presented. Dividends declared per common share do not include dividends declared by USTC prior to the completion of the Merger.
     The separate results of operations for U.S. Trust and the Company (excluding U.S. Trust) during the periods preceding the Merger that are included in the Company's condensed consolidated statement of income are as follows:

--------------------------------------------------------------------------------
                                     Three Months   Three Months     Nine Months
                                         Ended          Ended          Ended
                                    March 31, 2000  Sep. 30, 1999  Sep. 30, 1999
--------------------------------------------------------------------------------
Revenues:
  Company (excluding U.S. Trust)      $1,571,876      $  883,687      $2,817,374
  U.S. Trust                             153,752         132,035         395,029
--------------------------------------------------------------------------------
   Combined                           $1,725,628      $1,015,722      $3,212,403
================================================================================
Net Income:
  Company (excluding U.S. Trust)      $  284,247      $  124,579      $  418,437
  U.S. Trust                              15,711          19,528          57,416
--------------------------------------------------------------------------------
   Combined                           $  299,958      $  144,107      $  475,853
================================================================================

2.       New Accounting Standards

     Statement of Financial Accounting Standards (SFAS) No. 137, which amended the effective date of SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, was issued in June 1999. SFAS No. 138, which also amended SFAS No. 133, was issued in June 2000. The Company is required to adopt SFAS No. 133 by January 1, 2001. This statement establishes accounting and reporting standards requiring that all derivative instruments are recorded on the balance sheet as either an asset or a liability, measured at its fair value. The statement requires that changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met and such hedge accounting treatment is elected. The adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations, earnings per share or cash flows.
     SFAS No. 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125, was issued in September 2000. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company is required to adopt SFAS No. 140 by the second quarter of 2001 for transfers and servicing of financial assets and extinguishments of liabilities and by the fourth quarter of 2000 for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral. The adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations, earnings per share or cash flows.
     In December 1999, the SEC issued Staff Accounting Bulletin 101 (SAB 101) - Revenue Recognition in Financial Statements, as amended, which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin specifies that revenue should not be recognized until it is realized or realizable and earned. The Company is required to adopt SAB 101 in the fourth quarter of 2000, and its adoption is not expected to have a material impact on the Company's financial position, results of operations, earnings per share or cash flows.
     In July 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued a consensus in EITF No. 00-16 - Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation, that requires an employer to recognize a liability and corresponding expense for employer payroll taxes on employee stock options on the date of exercise of the stock option. The Company adopted this consensus in the third quarter of 2000 on a prospective basis. Prior to adoption, the Company recorded an estimated liability for employer payroll taxes on employee stock options based on the number of vested stock options outstanding at the end of each period. The adoption of this consensus did not have, and is not expected to have in the future, a material impact on the Company's financial position, results of operations, earnings per share or cash flows.

3.       Business Combination

     Upon completion of the merger with USTC, the Company incurred merger-related costs of $50 million pre-tax, or $44 million after-tax, for change in control related compensation payable to U.S. Trust employees and professional fees. During the first nine months of 2000, merger-related costs totaled $69 million pre-tax, or $63 million after-tax. Merger-related costs are recorded separately on the condensed consolidated statement of income. In addition, under the terms of the merger agreement, the Company established a retention program for all U.S. Trust employees, whereby the employees will receive cash compensation, contingent upon continued employment, at the end of the two-year period following the completion of the Merger. The Company is recognizing the $125 million cost of the cash component of the U.S. Trust retention program over this two-year period. Accordingly, the Company is recognizing up to $16 million pre-tax, or $9 million after-tax, per quarter for this other compensation expense - merger retention programs, which is recorded separately on the condensed consolidated statement of income. In addition, under the terms of the merger agreement, U.S. Trust employees received an aggregate of 2,718,000 stock options, of which 50% vest at the end of the three-year period following the completion of the Merger and 50% vest at the end of the four-year period following the completion of the Merger.

4.       Allowance for Credit Losses on Banking Loans and Nonperforming Assets

     An analysis of allowance for credit losses is as follows:

--------------------------------------------------------------------------------
                                             Three                   Nine
                                         Months Ended            Months Ended
                                         September 30,           September 30,
                                       2000        1999        2000        1999
--------------------------------------------------------------------------------
Balance at beginning of period      $20,200     $19,711     $20,169     $19,414
Recoveries                               94         311         125         858
Charge-offs                             (28)         (8)        (28)       (258)
--------------------------------------------------------------------------------
Net recoveries                           66         303          97         600
--------------------------------------------------------------------------------
Balance at end of period            $20,266     $20,014     $20,266     $20,014
================================================================================

     Nonperforming assets, which consist of non-accrual, or impaired, loans are as follows:

--------------------------------------------------------------------------------
                              Sep. 30,   Jun. 30,   Mar. 31,   Dec. 31, Sep. 30,
                                2000       2000       2000       1999      1999
--------------------------------------------------------------------------------
Non-accrual loans               $493       $428       $428     $1,673      $435
================================================================================

5.       Comprehensive Income

     Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

--------------------------------------------------------------------------------
                                               Three                Nine
                                           Months Ended         Months Ended
                                           September 30,        September 30,
                                          2000      1999       2000       1999
--------------------------------------------------------------------------------
Net income                             $142,294  $144,107   $579,432   $475,853
Foreign currency
  translation adjustment                 (5,108)    2,119    (14,208)      (233)
Change in net unrealized
  gain (loss) on securities
  available for sale, net of tax          7,442    (1,025)     7,579    (11,375)
--------------------------------------------------------------------------------
Total comprehensive
  income, net of tax                   $144,628  $145,201   $572,803   $464,245
================================================================================

6.       Earnings Per Share

     Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per share under the basic and diluted computations are as follows:

--------------------------------------------------------------------------------
                                   Three Months Ended         Nine Months Ended
                                      September 30,             September 30,
                                    2000         1999         2000         1999
--------------------------------------------------------------------------------
Net income                     $  142,294   $  144,107   $  579,432   $  475,853
================================================================================
Weighted-average common
  shares outstanding - basic    1,372,542    1,313,263    1,353,933    1,308,059
Common stock equivalent
  shares related to stock
  incentive plans                  42,355       62,473       47,961       64,900
--------------------------------------------------------------------------------
Weighted-average common shares
  outstanding - diluted         1,414,897    1,375,736    1,401,894    1,372,959
================================================================================
Basic earnings per share       $      .10   $      .11   $      .43   $      .36
================================================================================
Diluted earnings per share     $      .10   $      .11   $      .41   $      .35
================================================================================

     The computation of diluted EPS for the nine months ended September 30, 2000 and 1999, respectively, excludes stock options to purchase 511,000 and 7,625,000 shares, respectively, because the exercise prices for those options were greater than the average market price of the common shares, and therefore the effect would be antidilutive.

7.       Regulatory Requirements

     Upon completion of the merger with USTC, CSC became a financial holding company and bank holding company subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the Act).
     The Gramm-Leach-Bliley Act (the GLB Act), which became effective in March 2000, permits qualifying bank holding companies to become financial holding companies and thereby affiliate with a far broader range of financial companies than has previously been permitted for a bank holding company. The GLB Act identifies several activities as financial in nature, including securities brokerage, underwriting, dealing in or making a market in securities, investment management services and insurance activities. The Federal Reserve Board may prohibit a financial holding company from engaging in new activities or acquiring additional companies if the Federal Reserve Board concludes that the financial holding company's capital or managerial resources are not adequate. Federal Reserve Board regulations under the Act may also limit CSC's business or impose additional costs or requirements.
     Federal Reserve Board policy provides that a bank holding company generally should not pay cash dividends unless its net income is sufficient to fully fund the dividends and the Company's prospective retained earnings appear to be sufficient to meet the capital needs, asset quality and overall financial condition of the holding company and its bank subsidiaries.
     CSC's primary bank subsidiary is United States Trust Company of New York (U.S. Trust NY). The operations and financial condition of CSC's bank
subsidiaries   are  subject  to  regulation  and   supervision  and  to  various
requirements and restrictions under Federal and state law, including requirements governing: transactions with CSC and its nonbank subsidiaries, loans and other extensions of credit, investments or asset purchases, or otherwise financing or supplying funds to CSC; dividends; investments; and aspects of CSC's operations. The Federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. The Company, U.S. Trust and their U.S.-based insured depository institution subsidiaries must meet regulatory capital guidelines adopted by the federal banking agencies. The Federal Reserve Board has not indicated whether the guidelines will be modified with respect to a bank holding company, such as CSC, that also qualifies as a financial holding company. Under the Federal Deposit Insurance Act, the banking regulatory agencies are permitted or, in certain cases, required to take certain substantial restrictive actions with respect to institutions falling within one of the lowest three of five capital categories.
     The Company's, U.S. Trust's and U.S. Trust NY's regulatory capital and ratios are as follows:

                                         2000                       1999
                                  ------------------         ------------------
September 30,                     Amount     Ratio(1)        Amount     Ratio(1)
--------------------------------------------------------------------------------
Tier 1 Capital:
  Company                       $3,499,586     13.1%       $2,274,609     12.2%
  U.S. Trust                    $  453,915     17.2%       $  264,912     12.1%
  U.S. Trust NY                 $  286,948     13.3%       $  174,394      9.6%
Total Capital:
  Company                       $3,533,390     13.2%       $2,307,682     12.4%
  U.S. Trust                    $  474,181     18.0%       $  284,926     13.0%
  U.S. Trust NY                 $  304,741     14.2%       $  192,186     10.6%
Leverage:
  Company                       $3,499,586     10.0%       $2,274,609      7.8%
  U.S. Trust                    $  453,915      9.2%       $  264,912      6.6%
  U.S. Trust NY                 $  286,948      7.4%       $  174,394      5.5%
--------------------------------------------------------------------------------
(1) Minimum tier 1 capital, total capital and tier 1 leverage ratios are 4%, 8% and 3%-5%, respectively, for bank holding companies and banks. Each of CSC's other bank subsidiaries exceed the well-capitalized standards set forth by the banking regulatory authorities.

     Based on their respective regulatory capital ratios at September 30, 2000 and 1999, the Company, U.S. Trust and U.S. Trust NY are well capitalized (the highest category). There are no conditions or events that management believes have changed the Company's, U.S. Trust's and U.S. Trust NY's well-capitalized status. The capital of the Company, U.S. Trust and U.S. Trust NY exceeded minimum requirements at September 30, 2000.
     To remain a financial holding company, each of CSC's bank subsidiaries must be well capitalized, well managed and meet requirements relating to the provision of public services to the communities in which CSC's bank subsidiaries operate. If CSC ceases to qualify as a financial holding company it will be subject to substantial additional restrictions on its activities.
     Schwab and SCM are subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule). Schwab and SCM compute net capital under the alternative method permitted by this Rule, which requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar amount, which is based on the type of business conducted by the broker-dealer. The minimum dollar amount for both Schwab and SCM is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement. At September 30, 2000, Schwab's net capital was $2.1 billion (10% of aggregate debit balances), which was $1.7 billion in excess of its minimum required net capital and $1.1 billion in excess of 5% of aggregate debit balances. At September 30, 2000, SCM's net capital was $30 million, which was $29 million in excess of its minimum required net capital. Certain other subsidiaries of CSC are subject to regulatory and other requirements of the jurisdictions in which they operate. At September 30, 2000, these subsidiaries were in compliance with their applicable requirements.
     Schwab, SCM and CSE had portions of their cash and investments segregated for the exclusive benefit of clients at September 30, 2000, in accordance with applicable regulations.

8.       Commitments and Contingent Liabilities

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

--------------------------------------------------------------------------------
                                  Three Months Ended         Nine Months Ended
                                     September 30,              September 30,
                                   2000         1999         2000          1999
--------------------------------------------------------------------------------
Revenues
Individual Investor           $  847,775    $  627,072   $2,832,904   $1,963,618
Institutional Investor           210,035       151,529      642,376      451,595
Capital Markets                  104,579       105,086      501,961      402,161
U.S. Trust                       160,183       132,035      475,487      395,029
--------------------------------------------------------------------------------
   Total                      $1,322,572    $1,015,722   $4,452,728   $3,212,403
================================================================================
Income (Loss) Before Taxes
  (Benefit) on Income (Loss)
Individual Investor           $  161,667    $  153,001   $  685,764   $  496,376
Institutional Investor            73,024        39,121      229,902      119,444
Capital Markets                  (20,114)       11,726       35,346       73,699
U.S. Trust (1)                    25,894        32,015       54,551       94,638
--------------------------------------------------------------------------------
   Total                      $  240,471    $  235,863   $1,005,563   $  784,157
================================================================================
(1) Includes merger-related costs and merger retention program costs recorded by U.S. Trust of $15 million pre-tax in the third quarter of 2000 and $68 million pre-tax in the first nine months of 2000. Excluding these costs, income before taxes on income for this segment would have been $41 million in the third quarter of 2000 and $123 million in the first nine months of 2000.

10.      Supplemental Cash Flow Information

     Certain information affecting the cash flows of the Company follows:

--------------------------------------------------------------------------------
                                                            Nine Months Ended
                                                               September 30,
                                                           2000           1999
--------------------------------------------------------------------------------
Income taxes paid                                      $  236,179     $  134,117
================================================================================
Interest paid:
  Brokerage clients cash balances                      $  799,359     $  494,069
  Deposits from banking clients                           113,819         83,074
  Stock-lending activities                                 34,649         23,646
  Long-term debt                                           46,487         29,502
  Short-term borrowings                                    14,327          6,570
  Other                                                     3,235          3,576
--------------------------------------------------------------------------------
Total interest paid                                    $1,011,876     $  640,437
================================================================================
Non-cash investing and financing activities:
  Common stock and options issued for
   purchases of businesses                             $  508,815     $   44,745
================================================================================

11.      Subsequent Event

      On October 27, 2000, CSC filed a Registration Statement under the Securities Act of 1933 on Form S-4 relating to the registration of an aggregate of 15 million shares of CSC's common stock, par value of $.01 per share. CSC may offer and issue these shares in connection with future acquisitions of other businesses, properties or securities. On November 8, 2000, this Registration Statement was declared effective by the SEC. As of the filing date of this Quarterly Report on Form 10-Q, none of the shares under this Registration Statement have been issued.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

                            Description of Business

     The Company: The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide securities brokerage and related financial services for 7.4 million active client accounts(a). Client assets in these accounts totaled $961.0 billion at September 30, 2000. Charles Schwab & Co., Inc. (Schwab), is a securities broker-dealer with 368 domestic branch offices in 48 states, as well as branches in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is an investment management firm that through its subsidiaries also provides fiduciary services and private banking services with 31 offices in 11 states. Other subsidiaries include Charles Schwab Europe (CSE), a retail securities brokerage firm located in the United Kingdom, Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, Schwab Capital Markets L.P.
(SCM), a market maker in Nasdaq and other securities providing trade execution services to broker-dealers and institutional clients, and CyBerCorp Holdings, Inc. (CyBerCorp) (formerly known as CyBerCorp, Inc.), an electronic trading technology and brokerage firm providing Internet-based services to highly active, online investors.

------------------------------
(a)  Accounts with balances or activity within the preceding eight months.

     The Company provides financial services to individuals, institutional clients and broker-dealers through four segments - Individual Investor, Institutional Investor, Capital Markets and U.S. Trust. The Individual Investor segment includes the Company's domestic and international retail operations. The Institutional Investor segment provides custodial, trading and support services to independent investment managers, and serves company 401(k) plan sponsors and third-party administrators. The Capital Markets segment provides trade execution services in Nasdaq, exchange-listed and other securities primarily to broker-dealers and institutional clients. The U.S. Trust segment provides investment management, fiduciary services and private banking services to individual and institutional clients.
     The Company's strategy is to attract and retain client assets by focusing on a number of areas within the financial services industry - retail brokerage, mutual funds, support services for independent investment managers, 401(k) defined contribution plans, equity securities market-making, investment management, fiduciary services and private banking services.
     To pursue its strategy and its objective of long-term profitable growth, the Company plans to continue to leverage its competitive advantages. These advantages include nationally recognized brands, a broad range of products and services, multi-channel delivery systems and an ongoing investment in technology. While the Company's business continues to be predominantly conducted in the U.S., the Company continues to selectively expand its international presence.
     Brands: The Company's nationwide advertising and marketing programs support its strategy by continually reinforcing the strengths and key attributes of Schwab's full-service offering and U.S. Trust's wealth management services. By maintaining a consistent level of visibility in the market place, the Company seeks to establish Schwab and U.S. Trust as leading and lasting financial service brands in a focused and cost-effective manner. The Company uses a combination of network, cable and local television, print media, athletic event sponsorship, and online channels in its advertising to investors.
     Products and Services: The Company offers a broad range of value-oriented products and services to meet clients' varying investment and financial needs, including help and advice and access to extensive investment research, news and information. The Company's approach to advice is based on long-term investment strategies and guidance on portfolio diversification and asset allocation. The Company strives to demystify investing by educating and assisting clients in the development of investment plans. This approach is designed to be offered consistently across all of Schwab's delivery channels and provides clients with a wide selection of choices for their investment needs. Schwab's registered representatives can assist investors in developing asset allocation strategies and evaluating their investment choices, and refer investors who desire additional guidance to independent investment managers through the Schwab AdvisorSource(TM) service. Schwab clients and potential clients in need of personalized wealth-management services can receive referrals to U.S. Trust's investment management, trust and private banking capabilities as part of the
AdvisorSource referral services program. Schwab's Mutual Fund Marketplace(R) provides clients with the ability to invest in 2,020 mutual funds from 337 fund families, including 1,207 Mutual Fund OneSource(R) funds. Schwab also provides custodial, trading and support services to independent investment managers. As of September 30, 2000, these managers were guiding the investments of 977,000 Schwab client accounts containing $242.7 billion in assets.
     The Company responds to evolving client needs with continued product, technology and service innovations. During the third quarter of 2000, Schwab broadened its service offerings by: expanding its PocketBroker(TM) wireless investing service to provide clients access to Schwab via PalmPilot(TM), RIM Wireless Handheld(TM) pager and Internet-ready cellular phones; announcing alliances with Sprint PCS and AT&T Wireless Group to enable clients to access PocketBroker(TM) through their wireless Web menus; and introducing an electronic signature capability which allows existing clients to open additional accounts entirely online. During the same period, Schwab expanded its Web site to include Smart Investor(TM), an interactive online resource for investor education and information, as well as SchwabWelcome, which guides prospective clients through the process of getting started as an investor at Schwab. Additionally, as part of its participation in the REDIBook ECN LLC, an electronic communication network, Schwab launched a pre-market trading session, as well as introduced a series of enhancements to its existing after-hours trading session. These enhancements include a longer after-hours session, the addition of odd and mixed lots, the ability to place limit orders for most exchange-listed securities, and access to after-hours trading via its Velocity(TM) desktop trading software.
     U.S. Trust provides an array of financial services for affluent individuals and their families. These services include investment management, investment consulting, trust, financial and estate planning and private banking, including mortgage, personal lending and deposit products. U.S. Trust also provides investment management, corporate trust and special fiduciary services for corporations, endowments, foundations, pension plans and other institutional clients.
     Delivery Systems: The Company's multi-channel delivery systems allow clients to choose how they prefer to do business with the Company. To enable clients to obtain services in person with a Company representative, the Company maintains a network of offices. Schwab's branch offices also provide investors with access to the Internet. Telephonic access to Schwab is provided primarily through five regional client telephone service centers and two online client support centers that operate both during and after normal market hours. The Company's fifth regional client telephone service center, which is located in Austin, Texas, began handling calls in September 2000. Additionally, clients are able to obtain financial information on an automated basis through Schwab's automated telephonic and online channels. Automated telephonic channels include TeleBroker(R), Schwab's touch-tone telephone quote and trading service, and VoiceBroker(TM), Schwab's voice recognition quote and trading service. Online channels include the Charles Schwab Web Site(TM), an information and trading service on the Internet at www.schwab.com, the CyBerCorp Web site, an Internet service for professional traders, and PC-based services such as SchwabLink(R), a service for investment managers. While the online channel is the Company's fastest-growing channel, the Company continues to stress the importance of Clicks and Mortar(TM) access - blending the power of the Internet with personal service to create a full-service client experience. Schwab provides every retail client access to all delivery channels.
     Technology: The Company's ongoing investment in technology is a key element in expanding its product and service offerings, enhancing its delivery systems, providing fast and consistent client service, reducing processing costs, and facilitating the Company's ability to handle significant increases in client activity without a corresponding rise in staffing levels. The Company uses technology to empower its clients to manage their financial affairs and is a leader in driving technological advancements in the financial services industry.
     International Expansion: During the third quarter of 2000, Schwab launched a Spanish-language Web site that serves Hispanic clients in the U.S., the Caribbean, and Central and South America. During the same period, Charles Schwab do Brasil, a subsidiary of CSC, opened the Company's first representative office in Latin America.
     Merger with U.S. Trust Corporation: On May 31, 2000, CSC completed its merger (the Merger) with USTC. The condensed consolidated financial statements and financial information in this Quarterly Report on Form 10-Q give retroactive effect to the Merger, which was accounted for as a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if CSC and USTC had been operating as a combined entity during such periods. Share and per share information presented throughout this report has been restated to reflect the common shares issued to USTC shareholders pursuant to the exchange ratio under the terms of the merger agreement. Certain reclassifications have been made to prior year amounts to conform to the current presentation.

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

                           Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management's beliefs, objectives and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company's senior management. These statements relate to, among other things, the Company's status under the Bank Holding Company Act (see note "7 - Regulatory Requirements" in the Notes to Condensed Consolidated Financial Statements), the ability to successfully pursue the Company's strategy to attract and retain client assets (see Description of Business: The Company), sources of liquidity (see Liquidity and Capital Resources - Liquidity), capital expenditures (see Liquidity and Capital Resources - Cash Flows and Capital Resources), and contingent liabilities (see Part II - Other Information, Item 1 - Legal Proceedings). Achievement of the expressed expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed expectations described in these statements. Important factors that may cause such differences are noted in this interim report and the Company's Current Report on Form 8-K as filed with the SEC on July 18, 2000, and include, but are not limited to: the effect of client trading patterns on Company revenues and earnings; the inability to assimilate acquired companies and to achieve the anticipated benefits; the Company's inability to attract and retain key personnel; changes in the Company's level of personnel hiring, investment in new or existing technology, or utilization of public media for advertising; changes in technology; computer system failures and security breaches; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry practices adversely affecting the Company; adverse results of litigation; the inability to obtain external financing; changes in revenues and profit margin due to cyclical securities markets and interest rates; the level and volatility of equity prices; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes; a significant decline in the real estate market; and risks associated with international expansion and operations.

      Three Months Ended September 30, 2000 Compared To Three Months Ended
                               September 30, 1999

Financial Overview

     The Company's revenues increased in the third quarter of 2000 mainly due to higher levels of average balances and rates earned on margin loans to clients, an increase in client assets, and higher trading volumes. Revenues of $1.3 billion in the third quarter of 2000 grew $307 million, or 30%, from the third quarter of 1999 due to increases in revenues of $221 million, or 35%, in the Individual Investor segment, $59 million, or 39%, in the Institutional Investor segment, and $28 million, or 21%, in the U.S. Trust segment, partially offset by a decrease in revenues of $1 million in the Capital Markets segment. See note "9
- Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.
     Total expenses excluding interest during the third quarter of 2000 were $1.1 billion, up 39% from $780 million for the third quarter of 1999. This increase was primarily due to a 31% increase in the Company's full-time equivalent employees to 25,400 at September 30, 2000 and related costs, higher occupancy and equipment, communications and depreciation and amortization expenses.
     Net income for the third quarter of 2000 was $142 million, down 1% from third quarter 1999 net income of $144 million. Income before taxes on income for the third quarter of 2000 was $240 million, up $5 million, or 2%, from the third quarter of 1999 due to increases of $9 million, or 6%, in the Individual Investor segment and $34 million, or 87%, in the Institutional Investor segment, partially offset by decreases of $32 million in the Capital Markets segment and $6 million, or 19%, in the U.S. Trust segment. The decrease to a loss in the Capital Markets segment was primarily due to a substantial increase in expenses as a result of continued growth in employees and higher trading volume-related expenses, while revenues remained unchanged. The decrease in income in the U.S. Trust segment was primarily due to $16 million of other compensation - merger retention program expense recorded in the third quarter of 2000. Diluted earnings per share for the third quarters of 2000 and 1999 were $.10 and $.11 per share, respectively. All references to earnings per share information in this report reflect diluted earnings per share unless otherwise noted.
     The after-tax profit margin for the third quarter of 2000 was 10.8%, down from 14.2% for the third quarter of 1999. The annualized return on stockholders' equity for the third quarter of 2000 was 15%, down from 25% for the third quarter of 1999 primarily due to a 73% increase in average stockholders' equity from the third quarter of 1999 to the third quarter of 2000, as well as the decline in net income as discussed above.
     The Company's third quarter 2000 results include charges for goodwill and intangible asset amortization related to the acquisition of CyBerCorp and other compensation - merger retention programs expense related to the merger with USTC and the acquisition of CyBerCorp. These charges totaled $23 million after-tax. Excluding these charges, the Company's third quarter 2000 after-tax profit margin would have been 12.5% and earnings would have been $166 million, up 15% from the third quarter of 1999.
     The Company's client trading activity is shown in the following table (in thousands):

--------------------------------------------------------------------------------
                                                          Three Months
                                                             Ended
                                                          September 30,  Percent
Daily Average Trades                                      2000    1999   Change
--------------------------------------------------------------------------------
Revenue Trades
  Online                                                174.8      97.7     79%
  TeleBroker(R) and VoiceBroker(TM)                       5.0       6.5    (23)
  Regional client telephone service
     centers, branch offices and other                   23.7      30.9    (23)
--------------------------------------------------------------------------------
  Total                                                 203.5     135.1     51%
================================================================================
Mutual Fund OneSource(R) Trades
  Online                                                 32.7      20.1     63%
  TeleBroker and VoiceBroker                               .7        .9    (22)
  Regional client telephone service
     centers, branch offices and other                   17.6      19.3     (9)
--------------------------------------------------------------------------------
  Total                                                  51.0      40.3     27%
================================================================================
Total Daily Average Trades
  Online                                                207.5     117.8     76%
  TeleBroker and VoiceBroker                              5.7       7.4    (23)
  Regional client telephone service
     centers, branch offices and other                   41.3      50.2    (18)
--------------------------------------------------------------------------------
  Total                                                 254.5     175.4     45%
================================================================================

     Assets in client accounts were $961.0 billion at September 30, 2000, an increase of $262.2 billion, or 38%, from a year ago as shown in the table below. This increase from a year ago included net new client assets of $163.8 billion and net market gains of $98.4 billion related to client accounts.

--------------------------------------------------------------------------------
Growth in Client Assets and Accounts
   (In billions, at quarter end,                       September 30,     Percent
   except as noted)                                  2000         1999    Change
--------------------------------------------------------------------------------
Assets in client accounts
   Schwab One(R), other cash equivalents
     and deposits from banking clients              $ 26.4       $ 23.6     12%
   Proprietary funds (SchwabFunds(R)
     and Excelsior(R)):
       Money market funds                            103.1         86.1     20
       Equity and bond funds                          31.1         23.5     32
--------------------------------------------------------------------------------
         Total proprietary funds                     134.2        109.6     22
--------------------------------------------------------------------------------
   Mutual Fund Marketplace(R)(1):
     Mutual Fund OneSource
       Retail                                         63.6         41.0     55
       Schwab Institutional(TM)(2)                    52.7         36.6     44
--------------------------------------------------------------------------------
         Total Mutual Fund OneSource                 116.3         77.6     50
     Mutual fund clearing services                    22.8          2.2    n/m
     All other                                        76.5         64.6     18
--------------------------------------------------------------------------------
       Total Mutual Fund Marketplace                 215.6        144.4     49
--------------------------------------------------------------------------------
         Total mutual fund assets                    349.8        254.0     38
--------------------------------------------------------------------------------
   Equity and other securities (1)                   518.7        364.8     42
   Fixed income securities                            86.6         69.9     24
   Margin loans outstanding                          (20.5)       (13.5)    52
--------------------------------------------------------------------------------
     Total client assets                            $961.0       $698.8     38%
================================================================================
Net growth in assets in client accounts (3)
   (for the quarter ended)
     Net new client assets                          $ 40.6       $ 24.6
     Net market gains (losses)                       (10.8)       (20.5)
------------------------------------------------------------------------
   Net growth                                       $ 29.8       $  4.1
========================================================================
New client accounts
   (in thousands, for the quarter ended)             281.0        283.6     (1%)
Active client accounts (in millions)                   7.4          6.4     16%
================================================================================
Active online Schwab client
   accounts (in millions) (4)                          4.2          3.0     40%
Online Schwab client assets                         $419.7       $263.6     59%
================================================================================
(1) Excludes money market funds and all proprietary money market, equity and bond funds.
(2)  Represents  assets  invested  in   Mutual  Fund  OneSource  by  independent
     investment managers and retirement plans.
(3) Net new client assets in 2000 include U.S. Trust. For 1999, U.S. Trust net new client assets are included in net market gains.
(4) Active online accounts are defined as all accounts within a household that has had at least one online session within the past twelve months.
n/m  Not meaningful.


REVENUES

     Revenues grew $307 million, or 30%, in the third quarter of 2000 compared to the third quarter of 1999, due to a $105 million, or 50%, increase in interest revenue, net of interest expense (referred to as net interest revenue), a $102 million, or 33%, increase in asset management and administration fees, and an $89 million, or 23%, increase in commission revenues. As the Company's non-trading revenues grew at a rate that exceeded the growth rate of total revenues, non-trading revenues represented 57% of total revenues for the third quarter of 2000, up from 53% for the third quarter of 1999 as shown in the table below.

--------------------------------------------------------------------------------
                                                                 Three Months
                                                                     Ended
                                                                 September 30,
Composition of Revenues                                         2000       1999
--------------------------------------------------------------------------------
Commissions                                                      36%         38%
Principal transactions                                            7           9
--------------------------------------------------------------------------------
   Total trading revenues                                        43          47
--------------------------------------------------------------------------------
Asset management and administration fees                         31          30
Net interest revenue                                             24          21
Other                                                             2           2
--------------------------------------------------------------------------------
   Total non-trading revenues                                    57          53
--------------------------------------------------------------------------------
Total                                                           100%        100%
================================================================================

Commissions

     The Company earns commission revenues by executing client trades primarily through the Individual Investor and Institutional Investor segments. These revenues are affected by the number of client accounts that trade, the average number of commission-generating trades per account, and the average commission per trade.
     Commission revenues for the Company were $475 million for the third quarter of 2000, up $89 million, or 23%, from the third quarter of 1999. As shown in the table below, the total number of revenue trades executed by the Company has increased 48% as the Company's client base, as well as client trading activity per account, has grown. Average commission per revenue trade decreased 19%. This decline was mainly due to an increase in the proportion of trades placed through the Company's online channels, which have lower commission rates than the Company's other channels, and reduced pricing for certain clients who trade frequently.

--------------------------------------------------------------------------------
                                                   Three Months
                                                       Ended
Commissions Earned on                              September 30,        Percent
   Client Revenue Trades                         2000        1999        Change
--------------------------------------------------------------------------------
Client accounts that traded during
   the quarter (in thousands)                    1,702       1,510          13%
Average client revenue trades per account         7.54        5.73          32
Total revenue trades (in thousands)             12,825       8,648          48
Average commission per revenue trade           $ 36.29      $44.72         (19)
Commissions earned on client
   revenue trades (in millions) (1)            $   465      $  387          20
================================================================================
(1) Includes certain non-commission revenues relating to the execution of client trades. Excludes commissions on trades relating to specialist operations and U.S. Trust commissions on trades.

Asset Management and Administration Fees

     Asset management and administration fees include mutual fund service fees, as well as fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for recordkeeping and shareholder services provided to third-party funds, and for transfer agent services, shareholder services, administration and investment management provided to its proprietary funds. These fees are based upon the daily balances of client assets invested in third-party funds and upon the average daily net assets of Schwab's proprietary funds. Mutual fund service fees are earned primarily through the Individual Investor and Institutional Investor segments. The Company also earns asset management and administration fees for financial services, including investment management and consulting, trust and fiduciary services, financial and estate planning, and private banking services, provided to individual and institutional clients. These fees are primarily based on the value and composition of assets under management and are earned primarily through the U.S. Trust segment, as well as the Individual Investor and Institutional Investor segments.
     Asset management and administration fees were $410 million for the third quarter of 2000, up $102 million, or 33%, from the third quarter of 1999, as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                      Three Months
                                                         Ended
Asset Management                                      September 30,     Percent
   and Administration Fees                            2000     1999      Change
--------------------------------------------------------------------------------
Mutual fund service fees:
   SchwabFunds(R)                                     $159      $131        21%
   Mutual Fund OneSource(R)                             90        58        55
   Excelsior(R) Funds                                   14         9        56
   Other                                                 2         3       (33)
Asset management and related services                  145       107        36
--------------------------------------------------------------------------------
   Total                                              $410      $308        33%
================================================================================

     The increase in asset management and administration fees was primarily due to an increase in client assets in funds purchased through Schwab's Mutual Fund OneSource service, an increase in client assets in Schwab's proprietary funds, collectively referred to as the SchwabFunds, and an increase in U.S. Trust's client assets.

Net Interest Revenue

     Net interest revenue is the difference between interest earned on assets (mainly margin loans to clients, investments required to be segregated for clients, securities available for sale, and private banking loans) and interest paid on liabilities (mainly brokerage client cash balances and banking deposits). Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and hedging strategies. Most of the Company's net interest revenue is earned by Schwab through the Individual Investor and Institutional Investor segments, as well as by U.S. Trust through the U.S. Trust segment.
     Net interest revenue was $315 million for the third quarter of 2000, up $105 million, or 50%, from the third quarter of 1999 as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                     Three Months
                                                         Ended
                                                     September 30,      Percent
                                                    2000      1999       Change
--------------------------------------------------------------------------------
Interest Revenue
Margin loans to clients                             $469       $254         85%
Investments, client-related                           80         99        (19)
Private banking loans                                 56         45         24
Securities available for sale                         18         14         29
Other                                                 50         26         92
--------------------------------------------------------------------------------
   Total                                             673        438         54
--------------------------------------------------------------------------------

Interest Expense
Brokerage client cash balances                       284        177         60
Deposits from banking clients                         40         30         33
Long-term debt                                        15          9         67
Stock-lending activities                              10          7         43
Short-term borrowings                                  8          2        300
Other                                                  1          3        (67)
--------------------------------------------------------------------------------
   Total                                             358        228         57
--------------------------------------------------------------------------------

Net interest revenue                                $315       $210         50%
================================================================================

     Client-related and other daily average balances, interest rates and average net interest spread for the third quarters of 2000 and 1999 are summarized in the following table (dollars in millions):

--------------------------------------------------------------------------------
                                                          Three Months Ended
                                                             September 30,
                                                         2000             1999
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Margin loans to clients:
  Average balance outstanding                          $19,996          $13,405
  Average interest rate                                  9.32%            7.50%
Investments (client-related):
  Average balance outstanding                          $ 5,616          $ 8,262
  Average interest rate                                  5.70%            4.72%
Private banking loans:
  Average balance outstanding                          $ 2,922          $ 2,487
  Average interest rate                                  7.71%            7.23%
Securities available for sale:
  Average balance outstanding                          $ 1,152          $   962
  Average interest rate                                  6.18%            5.69%
Average yield on interest-earning assets                 8.36%            6.49%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                          $20,970          $17,596
  Average interest rate                                  5.38%            4.00%
Interest-bearing banking deposits:
  Average balance outstanding                          $ 3,021          $ 2,778
  Average interest rate                                  5.23%            4.30%
Other interest-bearing sources:
  Average balance outstanding                          $ 1,714          $ 1,339
  Average interest rate                                  4.74%            4.23%
Average noninterest-bearing portion                    $ 3,981          $ 3,403
Average interest rate on funding sources                 4.61%            3.51%
Summary:
  Average yield on interest-earning assets               8.36%            6.49%
  Average interest rate on funding sources               4.61%            3.51%
--------------------------------------------------------------------------------
Average net interest spread                              3.75%            2.98%
================================================================================

     The increase in net interest revenue from the third quarter of 1999 was primarily due to higher levels of margin loans to clients, partially offset by higher average brokerage client cash balances.

Principal Transactions

     Principal transaction revenues are primarily comprised of net gains from market-making activities in Nasdaq and other securities transactions effected through the Capital Markets segment. Factors that influence principal transaction revenues include the volume of client trades, market price volatility, average revenue per share traded and changes in regulations and industry practices.
     Principal transaction revenues were $97 million for the third quarter of 2000, up $4 million, or 4%, from the third quarter of 1999. This increase was primarily due to greater share volume handled by SCM, substantially offset by lower average revenue per share traded.

Expenses Excluding Interest

     Compensation and benefits expense was $596 million for the third quarter of 2000, up $162 million, or 37%, from the third quarter of 1999 primarily due to a greater number of employees and higher incentive and variable compensation expense resulting from the Company's financial performance. The following table shows a comparison of certain compensation and benefits components and employee data (in thousands):

--------------------------------------------------------------------------------
                                                                 Three Months
                                                                    Ended
                                                                 September 30,
                                                               2000        1999
--------------------------------------------------------------------------------
Compensation and benefits expense as a
   % of total revenues                                           45%         43%
Incentive and variable compensation as a
   % of compensation and benefits expense                        24%         23%
Compensation for temporary employees, contractors and
   overtime hours as a % of compensation and benefits expense     9%         13%
Full-time equivalent employees(1) (at end of quarter)           25.4        19.4
Revenues per average full-time equivalent employee             $52.2       $53.5
================================================================================
(1) Includes full-time, part-time and temporary employees, and persons employed on a contract basis.

     Occupancy and equipment expense was $107 million for the third quarter of 2000, up $28 million, or 36%, from the third quarter of 1999. This increase was primarily due to facilities expansion to support the Company's growth in employees and enhancements in systems capacity.
     Communications expense was $86 million for the third quarter of 2000, up $23 million, or 36%, from the third quarter of 1999. This increase was primarily due to higher client trading volumes, increased client use of online news, quotes and information services, and increased telecommunications expenses related to the Company's growth in employees.
     Depreciation and amortization expense was $68 million for the third quarter of 2000, up $24 million, or 53%, from the third quarter of 1999. The increase was primarily due to the purchase of information technology equipment and software to increase the Company's client service capacity. The increase was also due to amortization of additional leasehold improvements for new branches and office space, as well as internally-developed software.
     The Company's effective income tax rate was 40.8% for the third quarter of 2000, up from 38.9% for the third quarter of 1999. The increase was primarily due to goodwill amortization, related to the acquisition of CyBerCorp, which is non-deductible for tax purposes.

       Nine Months Ended September 30, 2000 Compared To Nine Months Ended
                               September 30, 1999

Financial Overview

     The Company's revenues increased in the first nine months of 2000 mainly due to higher levels of average balances and rates earned on margin loans to clients, higher client trading volume, and an increase in client assets. Revenues of $4.5 billion in the first nine months of 2000 grew $1.2 billion, or 39%, from the first nine months of 1999 due to increases in revenues of $869 million, or 44%, in the Individual Investor segment, $191 million, or 42%, in the Institutional Investor segment, $100 million, or 25%, in the Capital Markets segment, and $80 million, or 20%, in the U.S. Trust segment. See note "9 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.
     Total expenses excluding interest during the first nine months of 2000 were $3.4 billion, up 42% from $2.4 billion for the first nine months of 1999, primarily resulting from additional staff and related costs, higher occupancy and equipment, advertising and market development spending, and professional fees and compensation related to the merger with USTC.
     Net income for the first nine months of 2000 was $579 million, up 22% from the first nine months of 1999 net income of $476 million. Income before taxes on income for the first nine months of 2000 was $1.0 billion, up $221 million, or 28%, from the first nine months of 1999 due to increases of $189 million, or 38%, in the Individual Investor segment and $110 million, or 92%, in the Institutional Investor segment, partially offset by decreases of $40 million, or 42%, in the U.S. Trust segment and $38 million, or 52%, in the Capital Markets segment. The decrease in income in the U.S. Trust segment was primarily due to $68 million of merger-related and other compensation - merger retention program expenses recorded in the first nine months of 2000. The decrease in income in the Capital Markets segment was primarily due to a higher growth rate in expenses as compared to revenues as a result of continued growth in employees and higher trading volume-related expenses. Diluted earnings per share for the first nine months of 2000 and 1999 were $.41 and $.35 per share, respectively.
     The after-tax profit margin for the first nine months of 2000 was 13.0%, down from 14.8% for the first nine months of 1999. The annualized return on stockholders' equity for the first nine months of 2000 was 23%, down from 31% for the first nine months of 1999 primarily due to a 64% increase in average stockholders' equity from the first nine months of 1999 to the first nine months of 2000, partially offset by the increase in net income as discussed above.
     The Company's results for the first nine months of 2000 include charges for professional fees, change in control related and retention program compensation and other expenses related to the merger with USTC, and goodwill and intangible asset amortization and retention program compensation related to the acquisition of CyBerCorp. These charges totaled $108 million after-tax. Excluding these charges, the Company's after-tax profit margin for the first nine months of 2000 would have been 15.4% and earnings would have been $688 million, up 44% from the first nine months of 1999.
     The Company's trading activity is shown in the following table (in thousands):

--------------------------------------------------------------------------------
                                                          Nine Months
                                                             Ended
                                                         September 30,  Percent
Daily Average Trades                                     2000     1999   Change
--------------------------------------------------------------------------------
Revenue Trades
  Online                                                210.1     108.1     94%
  TeleBroker(R) and VoiceBroker(TM)                       7.9       8.5     (7)
  Regional client telephone service
     centers, branch offices and other                   31.4      35.9    (13)
--------------------------------------------------------------------------------
  Total                                                 249.4     152.5     64%
================================================================================
Mutual Fund OneSource(R) Trades
  Online                                                 37.8      22.4     69%
  TeleBroker and VoiceBroker                              1.2       1.0     20
  Regional client telephone service
     centers, branch offices and other                   21.3      21.1      1
--------------------------------------------------------------------------------
  Total                                                  60.3      44.5     36%
================================================================================
Total Daily Average Trades
  Online                                                247.9     130.5     90%
  TeleBroker and VoiceBroker                              9.1       9.5     (4)
  Regional client telephone service
     centers, branch offices and other                   52.7      57.0     (8)
--------------------------------------------------------------------------------
  Total                                                 309.7     197.0     57%
================================================================================

     Assets in client accounts were $961.0 billion at September 30, 2000, an increase of $262.2 billion, or 38%, from a year ago. During the first nine months of 2000, net new client assets and new accounts increased from the first nine months of 1999 as shown in the table below.

--------------------------------------------------------------------------------
                                                     Nine
Growth in Client                                 Months Ended
   Assets and Accounts                           September 30,          Percent
   (In billions, except as noted)               2000       1999         Change
--------------------------------------------------------------------------------
Net growth in assets
   in  client accounts(1)
     Net new client assets                     $130.5     $ 73.6
     Net market gains (losses)                  (15.5)      30.9
-----------------------------------------------------------------
   Net growth                                  $115.0     $104.5
=================================================================
New client accounts (in thousands)            1,178.2    1,098.6            7%
================================================================================
(1) Net new client assets in 2000 include U.S. Trust. For 1999, U.S. Trust net new client assets are included in net market gains.

REVENUES

     Revenues grew $1.2 billion, or 39%, in the first nine months of 2000, due to a $476 million, or 36%, increase in commission revenues, a $345 million, or 59%, increase in net interest revenue and a $288 million, or 33%, increase in asset management and administration fees, as well as a $109 million, or 30%, increase in principal transaction revenues. As the Company's non-trading revenues grew at a rate that exceeded the growth rate of total revenues, non-trading revenues represented 49% of total revenues for the first nine months of 2000, up from 47% for the first nine months of 1999 as shown in the table below.

--------------------------------------------------------------------------------
                                                                  Nine Months
                                                                     Ended
                                                                 September 30,
Composition of Revenues                                         2000       1999
--------------------------------------------------------------------------------
Commissions                                                      41%         41%
Principal transactions                                           10          12
--------------------------------------------------------------------------------
   Total trading revenues                                        51          53
--------------------------------------------------------------------------------
Asset management and administration fees                         26          28
Net interest revenue                                             21          18
Other                                                             2           1
--------------------------------------------------------------------------------
   Total non-trading revenues                                    49          47
--------------------------------------------------------------------------------
Total                                                           100%        100%
================================================================================

Commissions

     Commission revenues for the Company were $1.8 billion for the first nine months of 2000, up $476 million, or 36%, from the first nine months of 1999. As shown in the table below, the total number of revenue trades executed by the Company has increased 64% as the Company's client base, as well as client trading activity per account, has grown. Average commission per revenue trade decreased 18%. This decline was attributable to the factors described in the comparison between the three-month periods.

--------------------------------------------------------------------------------
                                                    Nine Months
                                                       Ended
Commissions Earned on                              September 30,        Percent
   Client Revenue Trades                         2000         1999       Change
--------------------------------------------------------------------------------
Client accounts that traded during
   the period  (in thousands)                   3,417         2,822         21%
Average client revenue trades per account       13.80         10.16         36
Total revenue trades (in thousands)            47,140        28,668         64
Average commission per revenue trade          $ 37.99       $ 46.36        (18)
Commissions earned on client
   revenue trades (in millions) (1)           $ 1,791       $ 1,329         35
================================================================================
(1) Includes certain non-commission revenues relating to the execution of client trades. Excludes commissions on trades relating to specialist operations and U.S. Trust commissions on trades.


Asset Management and Administration Fees

     Asset management and administration fees were $1.2 billion for the first nine months of 2000, up $288 million, or 33%, from the first nine months of 1999 as shown in the following table (in millions). This increase was attributable to the factors described in the comparison between the three-month periods.

--------------------------------------------------------------------------------
                                                       Nine Months
                                                          Ended
Asset Management                                      September 30,     Percent
   and Administration Fees                           2000      1999      Change
--------------------------------------------------------------------------------
Mutual fund service fees:
   SchwabFunds(R)                                  $  459       $367         25%
   Mutual Fund OneSource(R)                           254        165         54
   Excelsior(R) Funds                                  38         25         52
   Other                                               14         10         40
Asset management and related services                 407        317         28
--------------------------------------------------------------------------------
   Total                                           $1,172       $884         33%
================================================================================

Net Interest Revenue

     Net interest revenue was $931 million for the first nine months of 2000, up $345 million, or 59%, from the first nine months of 1999 as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                    Nine Months
                                                       Ended
                                                   September 30,        Percent
                                                  2000       1999        Change
--------------------------------------------------------------------------------
Interest Revenue
Margin loans to clients                         $1,334      $  687          94%
Investments, client-related                        249         298         (16)
Private banking loans                              160         126          27
Securities available for sale                       53          44          20
Other                                              129          68          90
--------------------------------------------------------------------------------
   Total                                         1,925       1,223          57
--------------------------------------------------------------------------------

Interest Expense
Brokerage client cash balances                     788         494          60
Deposits from banking clients                      113          84          35
Long-term debt                                      40          24          67
Stock-lending activities                            34          23          48
Short-term borrowings                               15           6         150
Other                                                4           6         (33)
--------------------------------------------------------------------------------
   Total                                           994         637          56
--------------------------------------------------------------------------------

Net interest revenue                            $  931      $  586          59%
================================================================================

     Client-related and other daily average balances, interest rates and average net interest spread for the first nine months of 2000 and 1999 are summarized in the following table (dollars in millions):

--------------------------------------------------------------------------------
                                                           Nine Months Ended
                                                              September 30,
                                                          2000            1999
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Margin loans to clients:
  Average balance outstanding                           $20,139         $12,563
  Average interest rate                                   8.85%           7.31%
Investments (client-related):
  Average balance outstanding                           $ 6,202         $ 8,602
  Average interest rate                                   5.37%           4.63%
Private banking loans:
  Average balance outstanding                           $ 2,816         $ 2,331
  Average interest rate                                   7.60%           7.24%
Securities available for sale:
  Average balance outstanding                           $ 1,154         $   996
  Average interest rate                                   6.08%           5.79%
Average yield on interest-earning assets                  7.91%           6.30%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                           $20,884         $16,886
  Average interest rate                                   5.04%           3.91%
Interest-bearing banking deposits:
  Average balance outstanding                           $ 3,036         $ 2,701
  Average interest rate                                   4.96%           4.15%
Other interest-bearing sources:
  Average balance outstanding                           $ 1,973         $ 1,516
  Average interest rate                                   4.50%           3.71%
Average noninterest-bearing portion                     $ 4,418         $ 3,389
Average interest rate on funding sources                  4.26%           3.39%
Summary:
  Average yield on interest-earning assets                7.91%           6.30%
  Average interest rate on funding sources                4.26%           3.39%
--------------------------------------------------------------------------------
Average net interest spread                               3.65%           2.91%
================================================================================

     The increase in net interest revenue from the first nine months of 1999 was primarily due to higher levels of margin loans to clients, partially offset by higher average brokerage client cash balances.

Principal Transactions

     Principal transaction revenues were $470 million for the first nine months of 2000, up $109 million, or 30%, from the first nine months of 1999. This increase was primarily due to greater share volume handled by SCM, partially offset by lower average revenue per share traded.

Expenses Excluding Interest

     Compensation and benefits expense was $1.9 billion for the first nine months of 2000, up $495 million, or 36%, from the first nine months of 1999 primarily due to a greater number of employees, as well as higher variable compensation expense resulting from the Company's financial performance. The following table shows a comparison of certain compensation and benefits components and employee data (in thousands):

--------------------------------------------------------------------------------
                                                                  Nine Months
                                                                     Ended
                                                                 September 30,
                                                                2000       1999
--------------------------------------------------------------------------------
Compensation and benefits expense as a % of revenues             42%         42%
Incentive and variable compensation as a
   % of compensation and benefits expense                        30%         30%
Compensation for temporary employees, contractors and
   overtime hours as a % of compensation and benefits
   expense                                                       10%         12%
Full-time equivalent employees(1) (at end of period)            25.4        19.4
Revenues per average full-time equivalent employee            $190.0      $184.3
================================================================================
(1) Includes full-time, part-time and temporary employees, and persons employed on a contract basis.

     Occupancy and equipment expense was $295 million for the first nine months of 2000, up $77 million, or 35%, from the first nine months of 1999. This increase was attributable to the factors described in the comparison between the three-month periods.
     Advertising and market development expense was $243 million for the first nine months of 2000, up $74 million, or 44%, from the first nine months of 1999. This increase was primarily a result of increased Schwab brand-focused television and print media spending.
     Merger-related expense was $69 million for the first nine months of 2000, up $69 million from the first nine months of 1999. Merger-related expense consists of professional fees and change in control related compensation from the merger with USTC.
     The Company's effective income tax rate was 42.4% for the first nine months of 2000, up from 39.3% for the first nine months of 1999. The increase was primarily due to charges, which are non-deductible for tax purposes, for certain professional fees relating to the merger with USTC and goodwill amortization relating to the acquisition of CyBerCorp.

                        Liquidity and Capital Resources

     Upon completion of the merger with USTC, CSC became a financial holding company and bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended. CSC conducts virtually all business through its wholly owned subsidiaries. The capital structure among CSC and its subsidiaries is designed to provide each entity with capital and liquidity consistent with its operations. See note "7 - Regulatory Requirements" in the Notes to Condensed Consolidated Financial Statements. A description of significant aspects of this structure for CSC and four of its subsidiaries, Schwab, U.S. Trust, SCM and CSE follows.

Liquidity

CSC

     CSC's liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. As discussed below, Schwab, CSC's bank subsidiaries, SCM and CSE are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs, maintaining CSC's bank subsidiaries' capital guidelines and maintaining Schwab's and SCM's net capital. Based on their respective regulatory capital ratios at September 30, 2000 and 1999, the Company and its bank subsidiaries are well capitalized.
     CSC has liquidity needs that arise from its issued and outstanding $741 million Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, acquisitions and other investments. The Medium-Term Notes have maturities ranging from 2000 to 2010 and fixed interest rates ranging from 5.96% to 8.05% with interest payable semiannually. The Medium-Term Notes are rated A2 by Moody's Investors Service and A by Standard & Poor's Ratings Group. CSC has a prospectus supplement on file with the Securities and Exchange Commission enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At September 30, 2000, all of these notes remained unissued.
     CSC maintains a $1.2 billion committed, unsecured credit facility with a group of banks which is scheduled to expire in June 2001. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain minimum levels of stockholders' equity, and Schwab and SCM to maintain specified levels of net capital, as defined. The Company believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements. This facility was unused during the first nine months of 2000.
     CSC also has direct access to $675 million of the $765 million uncommitted, unsecured bank credit lines, provided by eight banks, that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab, while the credit line provided by another one of these banks includes a sub-limit on credit available to CSC. These lines were not used by CSC during the first nine months of 2000.

Schwab

     Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $22.9 billion and $23.0 billion at September 30, 2000 and December 31, 1999, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
     Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement of $1 million. At September 30, 2000, Schwab's net capital was $2.1 billion (10% of aggregate debit balances), which was $1.7 billion in excess of its minimum required net capital and $1.1 billion in excess of 5% of aggregate debit balances. Schwab has historically targeted net capital to be 10% of its aggregate debit balances, which primarily consist of client margin loans. To achieve this target, as client margin loans have grown, an increasing amount of cash flows have been retained to support aggregate debit balances.
     To manage Schwab's regulatory capital position, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility maturing in September 2002, of which $705 million was outstanding at September 30, 2000. At quarter end, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from CSC maturing in 2002. Borrowings under these subordinated lending arrangements qualify as regulatory capital for Schwab.
     To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines totaling $765 million at September 30, 2000 ($675 million of these lines are also available for CSC to use). The need for short-term borrowings arises primarily from timing differences between cash flow requirements and the scheduled liquidation of interest-bearing investments. Schwab used such borrowings for 24 days during the first nine months of 2000, with the daily amounts borrowed averaging $82 million. These lines were unused at September 30, 2000.
     To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab had unsecured letter of credit agreements with twelve banks in favor of the OCC aggregating $1.0 billion at September 30, 2000. Schwab pays a fee to maintain these letters of credit. No funds were drawn under these letters of credit at September 30, 2000.

U.S. Trust

     U.S. Trust's liquidity needs are generally met through earnings generated by its operations.
     U.S. Trust's liquidity is affected by the Federal Reserve Board's risk-based and leverage capital guidelines. In addition, CSC's bank subsidiaries are subject to limitations on the amount of dividends they can pay to U.S. Trust without prior approval of the bank regulatory authorities.
     In addition to traditional funding sources such as deposits, federal funds purchased and repurchase agreements, CSC's bank subsidiaries have established their own external funding sources. At September 30, 2000, U.S. Trust had $50 million Trust Preferred Capital Securities outstanding with a fixed interest rate of 8.41%. Certain of CSC's bank subsidiaries have established credit facilities with the Federal Home Loan Bank System (FHLB) totaling approximately $499 million. At September 30, 2000, $150 million in short-term borrowings and $2 million in long-term debt were outstanding under these facilities.

SCM

     SCM's liquidity needs are generally met through earnings generated by its operations. Most of SCM's assets are liquid, consisting primarily of marketable securities, cash and cash equivalents, and receivable from brokers, dealers and clearing organizations.
     SCM's liquidity is affected by the same net capital regulatory requirements as Schwab (see discussion above). At September 30, 2000, SCM's net capital was $30 million, which was $29 million in excess of its minimum required net capital.
     SCM may borrow up to $70 million under a subordinated lending arrangement with CSC maturing in 2002. Borrowings under this arrangement qualify as regulatory capital for SCM. In addition, CSC provides SCM with a $25 million short-term credit facility. Borrowings under this arrangement do not qualify as regulatory capital for SCM. No funds were drawn under these facilities at September 30, 2000.

CSE

     CSE's liquidity needs are generally met through earnings generated by its operations. Most of CSE's assets are liquid, consisting primarily of cash and investments required to be segregated, receivable from brokers, dealers and clearing organizations, and receivable from brokerage clients and others.
     CSE may borrow up to (pound)70 million, equivalent to $103 million at September 30, 2000, under subordinated lending arrangements with CSC. At
September 30, 2000, CSE had outstanding (pound)18 million under these arrangements, equivalent to $29 million, with (pound)5 million maturing in 2001 and (pound)13 million maturing in 2003.

Cash Flows and Capital Resources

     Net income plus depreciation and amortization, including goodwill amortization, was $797 million for the first nine months of 2000, up 32% from $605 million for the first nine months of 1999, allowing the Company to finance its operations primarily with internally generated funds. Depreciation and amortization expense related to equipment, office facilities and property was $173 million for the first nine months of 2000, as compared to $117 million for the first nine months of 1999, or 4% of revenues for each period. Amortization expense related to intangible assets was $12 million for the first nine months of 2000, as compared to $7 million for the first nine months of 1999. Goodwill amortization expense was $32 million for the first nine months of 2000, as compared to $5 million for the first nine months of 1999. This increase was primarily due to goodwill amortization related to the acquisition of CyBerCorp.
     The Company's capital expenditures net of proceeds from the sale of fixed assets were $467 million in the first nine months of 2000 and $253 million in the first nine months of 1999, or 10% and 8% of revenues for each period, respectively. Capital expenditures in the first nine months of 2000 were for facilities expansion, equipment relating to the Company's information technology systems and software. Capital expenditures as described above include the capitalized costs for developing internal-use software of $75 million in the first nine months of 2000 and $46 million in the first nine months of 1999. Schwab opened 28 new domestic branch offices during the first nine months of 2000 and 1999. Capital expenditures may vary from period to period as business conditions change.
     The Company issued $311 million and repaid $36 million of long-term debt during the first nine months of 2000.
     During the first nine months of 2000, 18,454,300 of the Company's stock options, with a weighted-average exercise price of $2.55, were exercised with cash proceeds received by the Company of $47 million and a related tax benefit of $165 million. (These stock options were granted prior to the merger with USTC, and therefore did not include U.S. Trust employees). During the first five months of 2000, 4,800,200 of U.S. Trust's stock options, with a weighted-average exercise price of $7.06, were exercised with cash proceeds received by the Company of $27 million and a related tax benefit of $12 million. The cash proceeds are recorded as an increase in cash and a corresponding increase in stockholders' equity. The tax benefit is recorded as a reduction in income taxes payable and a corresponding increase in stockholders' equity.
     During the first nine months of 2000, the Company did not repurchase any common stock. During the first nine months of 1999, the Company repurchased 2,143,500 shares of its common stock for $35 million. There is no current authorization for share repurchases.
     During the first nine months of 2000 and 1999, the Company paid common stock cash dividends of $47 million and $46 million, respectively.
     The Company monitors both the relative composition and absolute level of its capital structure. The Company's total financial capital (long-term debt plus stockholders' equity) at September 30, 2000 was $4.8 billion, up $1.7 billion, or 56% from December 31, 1999. At September 30, 2000, the Company had long-term debt of $793 million, or 16% of total financial capital, that bear interest at a weighted-average rate of 7.22%. At September 30, 2000, the Company's stockholders' equity was $4.0 billion, or 84% of total financial capital.


Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk

Financial Instruments Held For Trading Purposes

     The Company held municipal, other fixed income and government securities and certificates of deposit with a fair value of approximately $38 million and $26 million at September 30, 2000 and 1999, respectively. These securities, and the associated interest rate risk, are not material to the Company's financial position, results of operations or cash flows.
     Through Schwab and SCM, the Company maintains inventories in exchange-listed, Nasdaq and other equity securities on both a long and short basis. The fair value of these securities at September 30, 2000 was $84 million in long positions and $53 million in short positions. The fair value of these securities at September 30, 1999 was $61 million in long positions and $39 million in short positions. Using a hypothetical 10% increase or decrease in prices, the potential loss or gain in fair value is estimated to be approximately  $3,100,000  and  $2,200,000  at  September  30,  2000  and  1999,
respectively, due to the offset of change in fair value in long and short positions. In addition, the Company generally enters into exchange-traded option contracts to hedge against potential losses in equity inventory positions, thus reducing this potential loss exposure. This hypothetical 10% change in fair value of these securities at September 30, 2000 and 1999 would not be material to the Company's financial position, results of operations or cash flows. The notional amount and fair value of option contracts were not material to the Company's consolidated balance sheets at September 30, 2000 and 1999.

Financial Instruments Held For Purposes Other Than Trading

     The Company maintains investments primarily in mutual funds to fund obligations under its deferred compensation plan, which is available to certain employees. These investments were approximately $65 million and $55 million at September 30, 2000 and 1999, respectively. Any decrease in the fair value of these investments would result in a comparable decrease in the deferred compensation plan obligation and would not affect the Company's financial position, results of operations or cash flows.

Debt Issuances

     At September 30, 2000, CSC had $741 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 5.96% to 8.05%. At September 30, 1999, CSC had $465 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 5.90% to 7.50%. At September 30, 2000 and 1999, U.S. Trust had $50 million Trust Preferred Capital Securities outstanding, with a fixed interest rate of 8.41%. In addition at September 30, 2000 and 1999, U.S. Trust had $2 million and $13 million FHLB long-term debt outstanding, respectively. The FHLB long-term debt had fixed interest rates ranging from 6.69% to 6.76% at September 30, 2000 and 6.59% to 6.76% at September 30, 1999.
     The Company has fixed cash flow requirements regarding these long-term debt obligations due to the fixed rate of interest. The fair value of these obligations at September 30, 2000 and 1999, based on estimates of market rates for debt with similar terms and remaining maturities, approximated their carrying amount.

Net Interest Revenue Simulation

     The Company uses net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation model (the model) includes all interest-sensitive assets and liabilities and Swaps utilized by U.S. Trust to hedge its interest rate risk. Key variables in the model include assumed margin loan and brokerage client cash balance growth, changes to the level and term structure of interest rates, the repricing of financial instruments, prepayment and reinvestment assumptions, loan, banking deposit, and brokerage client cash balance pricing and volume assumptions. The simulations involve assumptions that are inherently uncertain and as a result, the simulations cannot precisely estimate net interest revenue or precisely predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies, including changes in asset and liability mix.
     The simulations in the table below assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 200 basis point increase or decrease in interest rates and the effect on simulated net interest revenue over the next twelve months at September 30, 2000 and 1999 (dollars in millions). The change in simulated net interest revenue sensitivity from 1999 to 2000 was primarily due to increases in the overall size of the balance sheet, driven by the growth in brokerage client cash balances.

--------------------------------------------------------------------------------
Impact on Net Interest Revenue
Increase (Decrease)
                                                     2000              1999
                                                -------------      -------------
September 30,                                    Amount    %       Amount     %
--------------------------------------------------------------------------------

Increase of 200 basis points                     $118    8.3%        $88   9.5%
Decrease of 200 basis points                    ($118)  (8.3%)      ($90) (9.7%)
================================================================================

     As demonstrated by the simulations presented, the Company manages the consolidated balance sheet to produce increases in net interest revenue when interest rates rise. This position partially offsets the potential for decreases in trading activity, and therefore commission revenue, that may result during periods of rising interest rates.
     The impact of the Company's hedging activities upon net interest revenue for the quarters ended September 30, 2000 and 1999 was immaterial to the Company's results of operations.


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

--------------------------------------------------------------------------------
Exhibit
Number                  Exhibit
--------------------------------------------------------------------------------

10.87 Trust Agreement under the Charles Schwab Profit Sharing and Employee Stock Ownership Plan, effective November 1, 1990, dated October 25, 1990, amended by: the First Amendment, effective January 1, 1992, dated December 20, 1991 filed as Exhibit 10.101 to the Registrant's Form 10-K for the year ended December 31, 1996; the Second Amendment, effective July 1, 1992, dated June 30, 1992 filed as Exhibit 10.116 to the Registrant's Form 10-Q for the quarter ended June 30, 1997; the Third Amendment, effective January 1, 1996, dated May 8, 1996 filed as
          Exhibit 10.169 to the Registrant's Form 10-Q for the quarter ended June 30, 1997; the Fourth Amendment, effective January 1, 1998, filed as Exhibit 10.202 to the Registrant's Form 10-K for the year ended December 31, 1998; all amendments are incorporated herein by reference.

12.1      Computation   of  Ratio  of  Earnings  to  Fixed  Charges.

27.1      Financial Data Schedule (electronic only).
--------------------------------------------------------------------------------

(b)  Reports on Form 8-K

     On July 18, 2000, the Registrant filed a Current Report on Form 8-K which included a press release announcing its consolidated results of operations for the three-month and six-month periods ended June 30, 2000. This Current Report on Form 8-K was filed to present 30 days of combined results of operations of The Charles Schwab Corporation (CSC) and U.S. Trust Corporation.
     On July 18, 2000, the Registrant filed a Current Report on Form 8-K which included the audited consolidated balance sheets of CSC and its subsidiaries (collectively referred to as the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years ended December 31, 1999, 1998 and 1997, together with the Independent Auditors' Reports thereon, as well as the Company's management's discussion and analysis of results of operations and financial condition, and supplementary financial information. Also included in this Current Report on Form 8-K are the unaudited condensed consolidated balance sheets of the Company as of March 31, 2000 and December 31, 1999, and the related condensed consolidated statements of income and cash flows for each of the three months ended March 31, 2000 and 1999, together with the Company's management's discussion and analysis of results of operations and financial condition, and supplementary financial information.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               THE  CHARLES  SCHWAB  CORPORATION
                                                          (Registrant)





Date: November 9, 2000                             /s/ Christopher V. Dodds
     ---------------------                    ----------------------------------
                                                      Christopher V. Dodds
                                                  Executive Vice President and
                                                     Chief Financial Officer