Form 10-K
period 2000-12-31
SCHWAB CHARLES CORP
filed 2001-03-28
CIK 316709

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2000        Commission file number 1-9700



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 8, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $21,677,279,403. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant, and certain investment companies managed by Charles Schwab Investment Management, Inc. were deemed to be shares of the voting stock held by affiliates.

The number of shares of Common Stock outstanding as of March 8, 2001 was 1,386,965,389* shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I and II of this Form 10-K incorporate certain information contained in the registrant's 2000 Annual Report to Stockholders by reference to portions of that document. Part III of this Form 10-K incorporates certain information contained in the registrant's definitive proxy statement for its annual meeting of stockholders to be held May 7, 2001 by reference to portions of that document.

* Reflects the May 2000 three-for-two common stock split.



                                                   THE CHARLES SCHWAB CORPORATION




                                                     Annual Report On Form 10-K

                                               For Fiscal Year Ended December 31, 2000
                                               ---------------------------------------

                                                          TABLE OF CONTENTS


Part I
------
Item 1.    Business   ---------------------------------------------------------------------------------------------      1
Item 2.    Properties   -------------------------------------------------------------------------------------------     12
Item 3.    Legal Proceedings   ------------------------------------------------------------------------------------     13
Item 4.    Submission of Matters to a Vote of Security Holders   --------------------------------------------------     13

Part II
-------
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters   --------------------------------     13
Item 6.    Selected Financial Data   ------------------------------------------------------------------------------     13
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations   ----------------     13
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk   -------------------------------------------     14
Item 8.    Financial Statements and Supplementary Data   ----------------------------------------------------------     14
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   -----------------     14

Part III
--------
Item 10.   Directors and Executive Officers of the Registrant   ---------------------------------------------------     14
Item 11.   Executive Compensation   -------------------------------------------------------------------------------     17
Item 12.   Security Ownership of Certain Beneficial Owners and Management   ---------------------------------------     17
Item 13.   Certain Relationships and Related Transactions   -------------------------------------------------------     17

Part IV
-------
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K   --------------------------------------     17
                 Exhibit Index   ----------------------------------------------------------------------------------     18
                 Signatures   -------------------------------------------------------------------------------------     23
                 Index to Financial Statement Schedules   ---------------------------------------------------------    F-1




FORWARD-LOOKING  STATEMENTS - This Annual  Report on Form 10-K,  including  the  information  incorporated  by  reference,  contains
"forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act
of 1934.  Forward-looking  statements are identified by words such as "believe,"  "anticipate,"  "expect," "intend," "plan," "will,"
"may" and other similar expressions. In addition, any statements that refer to expectations,  projections or other characterizations of future events or circumstances are forward-looking  statements.  These  forward-looking  statements,  which reflect  management's beliefs,  objectives and  expectations  as of the date hereof,  are  necessarily  estimates based on the best judgment of our senior management. These statements relate to, among other things, the Company's ability to pursue its strategy of attracting and retaining client assets, the availability of the Company's  information  systems, the impact on U.S. Trust's ability to service its clients of the repatriation of certain of its systems, and the impact on the Company's results of operations of decimalization.  Achievement of the expressed beliefs,  objectives and expectations is subject to certain risks and uncertainties that could cause actual results to differ  materially  from those  beliefs,  objectives  and  expectations.  Readers are cautioned not to place undue reliance on these forward-looking  statements,  which  speak  only as of the date of this  Annual  Report on Form  10-K or,  in the case of  documents incorporated by reference, as of the date of those documents.


                         THE CHARLES SCHWAB CORPORATION


                                     PART I


Item 1.       Business

(a) General Development of Business

                                   The Company

     The Charles Schwab Corporation (CSC) was incorporated in 1986 and engages, through its subsidiaries, in securities brokerage and related financial services. In this report, the "Company" refers to CSC and its subsidiaries. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer, which was incorporated in 1971, and entered the discount brokerage business in 1974. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust), which merged with CSC on May 31, 2000, is an investment management firm that through its subsidiaries provides fiduciary services and private banking services.
     Other subsidiaries of CSC include Charles Schwab Investment Management, Inc. (CSIM), Schwab Capital Markets L.P. (SCM), CyBerCorp Holdings, Inc. (CyBerCorp) and The Charles Schwab Trust Company (CSTC). CSIM, incorporated in 1989, acts as the investment advisor for Schwab's proprietary mutual funds. The Company refers to certain funds for which CSIM is the investment advisor as the SchwabFunds(R). SCM, a subsidiary acquired in 1991, is a market maker in Nasdaq and other securities providing trade execution services primarily to broker-dealers and institutional clients. CyBerCorp, a subsidiary acquired on March 1, 2000, is an electronic trading technology and brokerage firm providing Internet-based services to highly active, online investors. CSTC, incorporated in 1992, serves as trustee for employee benefit plans, primarily 401(k) plans.
     CSC's international subsidiaries include Charles Schwab Europe (CSE) - a retail securities brokerage firm acquired in 1995 and located in the United Kingdom and Charles Schwab Canada, Co. (CS Canada) - acquired in 1998 to provide financial services to Canadian investors. CSC's international joint ventures include Charles Schwab Tokio Marine Securities Co., Ltd. (CSTMS) - formed in 1999 to provide retail brokerage and investment services to residents of Japan, and Charles Schwab Australia Pty Ltd. (CS Australia) - formed in 2000 to provide financial services to investors in Australia and New Zealand.


                              Business Combinations

     On May 31, 2000, CSC completed its merger (the Merger) with USTC. Under the terms of the merger agreement, USTC became a wholly owned subsidiary of CSC and USTC shareholders received 5.1405 shares of CSC's common stock for each common share of USTC. The Merger was treated as a non-taxable stock-for-stock exchange and USTC's shareholders received approximately 112,000,000 shares of CSC's common stock. Upon completion of the Merger, CSC became a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended (the Act). The financial information in this report gives retroactive effect to the Merger, which was accounted for as a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if CSC and USTC had been operating as a combined entity during such periods. Share information presented throughout this report has been restated to reflect the common shares issued to USTC shareholders pursuant to the exchange ratio under the terms of the merger agreement.
     On March 1, 2000, the Company acquired CyBerCorp in a non-taxable stock-for-stock exchange. Pursuant to the acquisition, CyBerCorp became a wholly owned subsidiary of CSC which resulted in 17,570,000 shares of CSC's common stock and 3,077,000 options to purchase CSC common stock being exchanged for all of the outstanding shares, options and equity rights of CyBerCorp. Because the acquisition was accounted for using the purchase method, the operating results of CyBerCorp are included in the consolidated results of the Company since the acquisition date. The historical results of CyBerCorp are not included in periods prior to the acquisition.
     On November 14, 2000, the Company acquired Chicago Investment Analytics, Inc., a private research firm, to help expand Schwab's research offerings. The acquisition was treated as a non-taxable stock-for-stock exchange and accounted for using the purchase method.


                          New Developments During 2000

     The Company responds to changing client needs with continued product, technology and service innovations. During 2000:
o Schwab launched the Schwab Portfolio Consultation(TM), a package of analytical services and individual consultations with Schwab investment specialists designed to assist clients in evaluating their asset allocations.
o Schwab entered into a global financial services alliance with AOL Time Warner Inc. (AOL) to provide investment information, tools and assistance to AOL's users and to enable Schwab to reach potential clients. Under the alliance, Schwab and AOL are expected to engage in a series of marketing and promotional programs and both companies are expected to incorporate co-branded initiatives into their ongoing marketing efforts.
o Schwab introduced PocketBroker(TM), a wireless investing service that enables U.S. clients to access their account information or place an equity order via PalmPilot(TM), RIM Wireless Handheld(TM) pager and Internet-ready cellular phones.
o Schwab began offering clients and potential clients referrals to U.S. Trust's investment management, trust and private banking capabilities as part of the AdvisorSource(R) referral services program. Schwab created a special version of the Schwab Signature Services(TM) offering for U.S. Trust clients who want to utilize Schwab's products and services.
o Schwab introduced Administrative Trustee Services, a program enabling independent investment managers, through U.S. Trust, to offer trust administration services to their clients.
o Schwab invested in and formed an alliance with E-LOAN, Inc., to provide Schwab clients with online access to E-LOAN's broad choice of mortgage products, as well as online rate search and loan comparison, selection, application and tracking services, all supported by trained client representatives.
o As part of its participation in the REDIBook ECN LLC (REDIBook), an electronic communication network (ECN), Schwab launched a pre-market trading session, as well as introduced a series of enhancements to its existing after-hours trading session.
o The Company's joint venture in Japan, CSTMS, commenced business and opened two branch offices in Tokyo, Japan.
o Through a joint venture with ecorp Limited, the Company formed CS Australia to provide financial services to investors in Australia and New Zealand.
o Schwab launched a Spanish-language Web site that serves Hispanic clients in the U.S., the Caribbean, and Central and South America. Additionally, Schwab introduced a Korean-language Web site and enhanced its Chinese-language Web site, both of which provide information about the U.S. financial markets and Schwab products and services.


                                   Stock Split

     In May 2000, the Company effected a three-for-two common stock split in the form of a 50% stock dividend. Share information throughout this report has been restated to reflect the common stock split.


                                Subsequent Events

     RESTRUCTURING. On March 22, 2001, the Company announced that due to continued economic uncertainties and difficult market conditions, it plans to take additional steps to reduce expenses. These steps include reducing full-time equivalent employees at the Company by 2,750 to 3,400, or 11% to 13%. This workforce reduction includes mandatory staff reductions totaling 2,000 to 2,300 full-time employees and 150 to 200 contractors during the second quarter of 2001, as well as 600 to 900 full-time employees during the remainder of the year through voluntary attrition. The Company is also evaluating a reduction in its existing administrative office space, as well as the removal of certain systems hardware from service.
     The Company expects to recognize a pre-tax charge of $70 to $100 million in the second quarter of 2001 to reflect this restructuring. The Company estimates that the restructuring will reduce pre-tax expenses by $40 to $45 million per quarter, commencing in the third quarter of 2001. Additionally, employee attrition is estimated to result in pre-tax savings of about $10 million per quarter beginning in 2002.

     SHARE REPURCHASES. On March 21, 2001, the Board of Directors authorized the repurchase of up to 20 million shares of CSC's common stock. The shares may be repurchased through open market or privately negotiated transactions based on prevailing market conditions.

(b) Financial Information About Segments

     The Company provides financial services to individuals, institutional clients and broker-dealers through four segments - Individual Investor, Institutional Investor, Capital Markets and U.S. Trust. The Individual Investor segment includes the Company's domestic and international retail operations. The Institutional Investor segment provides custodial, trading and support services to independent investment managers, and serves company 401(k) plan sponsors and third-party administrators. The Capital Markets segment provides trade execution services in Nasdaq, exchange-listed and other securities primarily to broker-dealers and institutional clients. The U.S. Trust segment provides investment management, fiduciary services and private banking services to individual and institutional clients. For financial information by segment and geographic area, and for revenues by major client for the three years ended December 31, 2000, see note "21 - Segment Information" in the Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.

(c) Narrative Description of Business

     The Company's primary focus is serving retail investors in the U.S., either directly or through independent investment managers, who want access to a broad selection of products and services, as well as investment news and information, tailored to meet their financial needs. The Company, through its subsidiaries, serves 7.5 million active client accounts(a). Client assets in these accounts totaled $871.7 billion at December 31, 2000.


--------
(a) Accounts with balances or activity within the preceding eight months.


     The Company's strategy is to attract and retain client assets by focusing on a number of areas within the financial services industry - retail brokerage, support services for independent investment managers, 401(k) defined contribution plans, equity securities market-making, mutual funds, investment management, fiduciary services and private banking services. To pursue its strategy and its objective of long-term profitable growth, the Company plans to continue leveraging its competitive advantages. These advantages include nationally recognized brands, a broad range of products and services, multi-channel delivery systems and an ongoing investment in technology. While the Company's business continues to be predominantly conducted in the U.S., the Company intends to continue to selectively expand its international presence.
     The table below shows the Company's sources of revenues on a comparative basis for the three years ended December 31, 2000.


Sources of Revenue
(Dollar amounts in thousands)

Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                               2000                    1999                     1998
                                                    -----------------------------------------------------------------------
                                                        Amount     Percent       Amount     Percent       Amount    Percent
                                                    -----------------------------------------------------------------------
Revenues
Commissions
     Nasdaq and other equity securities              $ 1,228,812      20%      $  985,870      22%     $  608,877      19%
     Exchange-listed securities                          729,247      12%         609,032      14%        489,849      15%
     Options                                             204,133       4%         174,814       4%        122,455       4%
     Mutual funds                                        131,953       3%         104,878       2%         96,922       3%
---------------------------------------------------------------------------------------------------------------------------
Commissions                                            2,294,145      39%       1,874,594      42%      1,318,103      41%
---------------------------------------------------------------------------------------------------------------------------

Asset management and administration fees
     Mutual fund service fees
        Proprietary funds (SchwabFunds(R)
          and Excelsior(R))                              672,874      12%         541,864      12%        401,268      13%
        Mutual Fund OneSource(R)                         333,697       6%         229,237       5%        174,980       5%
        Other                                             32,343                   17,476                  13,014
     Asset management and related services               544,184       9%         431,769      10%        347,534      11%
---------------------------------------------------------------------------------------------------------------------------
Asset management and administration fees               1,583,098      27%       1,220,346      27%        936,796      29%
---------------------------------------------------------------------------------------------------------------------------

Interest revenue
     Margin loans to clients                           1,771,573      30%         982,683      22%        670,965      21%
     Investments, client-related                         337,991       6%         404,003       9%        400,453      13%
     Private banking loans                               219,277       4%         174,514       4%        149,493       5%
     Securities available for sale                        68,884       1%          57,290       1%         59,607       2%
     Other                                               191,151       4%          99,519       2%         71,123       2%
Interest expense                                      (1,351,776)    (24%)       (898,219)    (20%)      (773,998)    (25%)
---------------------------------------------------------------------------------------------------------------------------
Net interest revenue                                   1,237,100      21%         819,790      18%        577,643      18%
---------------------------------------------------------------------------------------------------------------------------

Principal transactions
     Nasdaq and other equity securities                  470,139       8%         411,366       9%        231,336       8%
     Other                                               100,068       2%          89,130       2%         55,418       2%
---------------------------------------------------------------------------------------------------------------------------
Principal transactions                                   570,207      10%         500,496      11%        286,754      10%
---------------------------------------------------------------------------------------------------------------------------

Other                                                    103,101       3%          71,193       2%         58,574       2%
---------------------------------------------------------------------------------------------------------------------------

Total revenues                                       $ 5,787,651     100%      $4,486,419     100%     $3,177,870     100%
===========================================================================================================================

This table should be read in connection with the Company's consolidated financial statements  and  notes in the Company's 2000
Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report. All periods have been  restated to reflect the merger of The Charles  Schwab Corporation  with U.S.  Trust  Corporation.  Certain  prior years'
revenues and expenses have been reclassified to conform to the 2000 presentation.


                       Advertising and Marketing Programs

     The Company's worldwide advertising and marketing programs support its strategy by continually reinforcing the strengths and key attributes of Schwab's full-service offering, CyBerCorp's trading technology and U.S. Trust's wealth management services. By maintaining a consistent level of visibility in the marketplace, the Company seeks to establish Schwab, CyBerCorp and U.S. Trust as leading financial services brands in a focused and cost-effective manner. The Company primarily uses a combination of network, cable and local television, print media, athletic event sponsorship, and online channels in its advertising to clients and potential clients.
     In its advertising, as well as in promotional events such as press appearances, Schwab has promoted the name and likeness of its Chairman, Mr. Schwab. The Company has an agreement with Mr. Schwab by which he, subject to certain limitations, has assigned to the Company and Schwab all service mark, trademark, and trade name rights in his name (and variations thereon) and likeness.


                              Products and Services

     The Company offers a broad range of value-oriented products and services to meet clients' varying investment and financial needs, including help and advice and access to extensive investment research, news and information.

     SCHWAB SERVICES FOR RETAIL INVESTORS. Retail investors at Schwab, through the Individual Investor segment or indirectly through the Institutional Investor segment, have access to the accounts, help and advice, investment education, research and analysis tools and financing described below.

     Accounts and Features. Through various types of brokerage accounts, Schwab offers the purchase and sale of securities which include Nasdaq, exchange-listed and other equity securities, options, mutual funds, unit investment trusts, variable annuities and fixed income investments, including U.S. Treasuries, zero-coupon bonds, exchange-listed and over-the-counter corporate bonds, municipal bonds, Government National Mortgage Association securities and certificates of deposit. Schwab also offers certain of its clients initial and secondary public stock offerings, debt underwritings, and access to futures and commodities trading. Additionally, Schwab provides clients access to a variety of life insurance and annuity products through third-party insurance companies.
     Clients approved for margin transactions may borrow a portion of the price of certain securities purchased through Schwab, or may sell securities short. Clients must have specific approval to trade options; as of December 31, 2000, 369,000 accounts had such approval. To write uncovered options, clients must go through an additional approval process and must maintain a significantly higher level of equity in their brokerage accounts.
     Because Schwab does not pay interest on cash balances in its standard Schwab brokerage accounts, it provides clients with an option to have cash balances in their accounts automatically swept, on a weekly basis, into certain taxable or state-specific municipal tax-exempt SchwabFunds(R) money market funds.
     A client may receive additional services by qualifying for and opening a Schwab One(R) brokerage account. A client may access available funds in his or her Schwab One account either with a personal check, a VISA(R) debit card or Schwab BillPay(R), in addition to the Schwab MoneyLink(R) service offered with all brokerage accounts. When a Schwab One client is approved for margin trading, the checks and debit card also provide access to margin cash available. For cash balances awaiting investment, Schwab pays interest to Schwab One clients. Alternatively, qualifying Schwab One clients seeking tax-exempt income may elect to have cash balances swept daily into state-specific municipal tax-exempt SchwabFunds money market funds.
     Schwab offers the Signature Services(TM) program to clients that either have at least $100,000 in assets at Schwab or make at least 12 revenue trades per year and have at least $10,000 in assets at Schwab. This program provides such benefits as access to a dedicated team of registered representatives for certain clients, free research, and other services. Within the program, clients have access to three different levels of services that are based on asset and trading levels. As part of the Signature Services program, Schwab offers the Schwab Access(TM) account. Designed to complement the Schwab One account, Schwab Access is an account allowing clients to conduct everyday payment activities at Schwab via the Internet. The Schwab Access account features include online bill payment, unlimited check writing, Gold VISA debit card, returned check copies, unlimited money transfers within Schwab accounts and no-fee ATM access. Cash balances in a Schwab Access account are swept daily into a SchwabFunds money market fund.
     Schwab acts as custodian, as well as broker, for Individual Retirement Accounts (IRAs) and Keogh accounts. In Schwab IRAs, cash balances are swept daily into one of three SchwabFunds money market funds. During 2000, active IRAs and Keogh accounts increased 19% to 3,000,000 accounts and client assets in all IRAs and Keogh accounts increased 2% to $173.9 billion.
     CyBerCorp offers a brokerage account to its clients. Features of this account include access to CyBerCorp's proprietary software designed to benefit highly active investors and the choice of manual or automated order routing for placing trades.

     Help and Advice.  The  Company's  approach to advice is based on  long-term investment strategies and guidance on portfolio diversification and asset allocation. Schwab strives to demystify investing by educating and assisting clients in the development of investment plans. This approach is designed to be offered consistently across all of Schwab's delivery channels and provides clients with a wide selection of choices for their investment needs. Schwab's registered representatives can assist investors in developing asset allocation strategies and evaluating their investment choices, and refer investors who desire additional guidance to independent investment managers, financial planners and certified public accountants through the Schwab AdvisorSource(R) service. Additionally, as part of the AdvisorSource service, Schwab clients and potential clients can obtain referrals to U.S. Trust's investment management service, which assists clients in developing long-term plans for managing wealth, and access to U.S. Trust's private banking service capabilities.

     Investment Education, Research and Analysis Tools. Schwab provides investors with investment education, research and analysis tools which include WebShops(TM) - a series of workshops designed to help investors increase their skills in using Schwab's online services. Schwab provides various Internet-based research and analysis tools including: The Analyst Center(R), which connects clients to proprietary and third-party investment research, guidance and decision-making tools; the Positions Monitor(TM), which tracks clients' mutual fund and equity holdings' historical performance; the Mutual Fund Performance Profile(TM), which allows clients to analyze the performance of their entire mutual fund portfolio; the Stock Screener(TM), which allows clients to search over 9,000 equities using their own criteria; the Schwab Learning Center, which provides access to interactive courses designed to help clients learn more about investing principles and use of the online channel; the Charles Schwab Stock Analyzer(TM), a tool that guides clients through the basics of equity research; the Schwab Portfolio Checkup(TM), an asset allocation tool that also allows clients to include non-Schwab holdings in their analyses; the Smart Investor(TM), a centralized location on Schwab.com(TM) for educational information about investing; and SchwabWelcome.com(TM), which creates an efficient and easy way for prospects to get started investing at Schwab. In addition, Schwab provides SchwabAlerts(TM), which delivers investment and market activity news to clients via both wireless and regular e-mail.

     Client Financing. Clients' securities transactions are conducted on either a cash or margin basis. Generally, a client buying securities in a cash-only brokerage account is required to make payment by settlement date, usually three business days after the trade is executed. However, for purchases of certain types of securities, such as certain mutual fund shares, a client must have a cash or money market fund balance in his or her account sufficient to pay for the trade prior to execution. When selling securities, a client is required to deliver the securities, and is entitled to receive the proceeds, on settlement date. In an account authorized for margin trading, Schwab may lend a client a portion of the market value of certain securities up to the limit imposed by the Federal Reserve Board, which for most equity securities is initially 50%. These loans are collateralized by the securities in the client's account. Short sales of securities represent sales of borrowed securities and create an obligation for the client to purchase the securities at a later date. Clients may sell securities short in a margin account subject to minimum equity and applicable margin requirements and the availability of such securities to be borrowed and delivered.
     Interest on margin loans to clients provides an important source of revenue to Schwab. During 2000, Schwab's outstanding margin loans to clients averaged $19.8 billion. After increasing from 1998 to 1999 and reaching a peak of $22.3 billion in April 2000, margin loans to clients declined to $15.8 billion at December 31, 2000 along with the decline in equity valuations in the securities markets.
     In permitting a client to engage in transactions, Schwab faces credit risk if the client fails to meet his or her obligations in the event of adverse changes in the market value of the securities positions in his or her account. Under applicable rules and regulations for margin transactions, Schwab, in the event of such an adverse change, requires the client to deposit additional securities or cash, so that the amount of the client's obligation is not greater than specified percentages of the cash and market values of the securities in the account. As a matter of policy, Schwab generally requires its clients to maintain higher percentages of collateral values than the minimum percentages required under these regulations.
     Schwab may use cash balances in client accounts to extend margin credit to other clients. Pursuant to the requirements of Rule 15c3-3 under the Securities Exchange Act of 1934 (Rule 15c3-3), the portion of such cash balances not used to extend margin credit (increased or decreased by certain other client-related balances) must be held in segregated investment accounts. The balances in these segregated investment accounts must be invested in cash or qualified securities, as defined by Rule 15c3-3. To the extent client cash balances are available for use by Schwab at interest costs lower than Schwab's costs of borrowing from alternative sources, Schwab's cost of funds is reduced and its net income is enhanced. Such interest savings contribute substantially to Schwab's profitability and, if a significant reduction of client cash balances were to occur, Schwab's borrowings from other sources may have to increase and such profitability would decline. To the extent Schwab's clients elect to have cash balances in their brokerage accounts swept into certain SchwabFunds(R) money market funds, the cash balances available to Schwab for investments or for financing margin loans are reduced. However, Schwab receives asset management and administration fees from such funds based upon average daily invested balances.
     See also "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management" in the Company's 2000 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report, and "Regulation" in this report.

     SERVICES FOR INDEPENDENT INVESTMENT MANAGERS. Schwab provides custodial, trading and support services to independent investment managers through the Institutional Investor segment. To attract the business of accounts managed by these managers, Schwab has a dedicated business unit which includes experienced registered representatives assigned to individual managers. Independent investment managers participating in this program who custody client accounts at Schwab may use SchwabLink(R), the SchwabLink Web(TM) site, the Managed Account Connection(TM), and the Signature Services Alliance(TM). SchwabLink is a computer-based information network that enables investment managers to access information about their clients' accounts directly from Schwab's computer systems and to enter their clients' trades online. The SchwabLink Web site enables investment managers to use the Internet to communicate directly with Schwab service teams, as well as receive news and information. The Managed Account Connection enables investment managers to provide their clients with personalized equity portfolio management by a variety of institutional asset managers. The Signature Services Alliance provides enhanced personalized services to customers of investment managers, including access to a dedicated team of representatives and the Schwab Institutional Web site(TM). During 2000, Schwab client assets held in accounts managed by approximately 5,700 active independent investment managers increased $21.0 billion, or 10%, to a total of $234.1 billion. Independent investment managers generated 11% of total commission revenues in both 2000 and 1999 and 12% in 1998.

     RETIREMENT PLAN SERVICES. The Company provides 401(k) recordkeeping and other retirement plan services through the Institutional Investor segment. Schwab serves company 401(k) plans directly through a dedicated sales force, as well as indirectly through alliances with third-party administrators. In the direct channel, SchwabPlan(R) is the Company's 401(k) retirement plan, which offers plan sponsors a wide array of investment options, participant education and servicing, trustee services, participant-level recordkeeping, and online investment guidance services. During 2000, the Company enhanced SchwabPlan by introducing an electronic desktop delivery service that allows plan participants to receive detailed account information via encrypted e-mail; and launched a new Web site that allows individuals who are using Schwab's retirement plan services through third-party administrators to utilize the education, planning and investment tools that are available to SchwabPlan participants. During 2000, client assets in employer-sponsored retirement plans grew $4.7 billion, or 5%, to $99.6 billion, including $31.1 billion serviced by Schwab's retirement plan services business.

     MARKET-MAKING ACTIVITIES. Market-making activities in Nasdaq, exchange-listed and other securities are conducted through the Capital Markets segment. SCM provides trade execution services in Nasdaq and other securities primarily to broker-dealers, including Schwab, and institutional clients. As a market maker in Nasdaq and other securities, SCM generally executes client trades as principal. While substantially all Nasdaq security trades originated by the clients of Schwab are directed to SCM, a substantial portion of SCM's trading volume comes from parties other than Schwab.
     Schwab has specialist operations on the Boston Stock Exchange and the Cincinnati Stock Exchange to make markets in exchange-listed securities. The majority of trades originated by the clients of Schwab in exchange-listed securities for which Schwab makes a market are directed to these operations. At December 31, 2000, Schwab had four specialists on the Boston Stock Exchange and nine specialists on the Cincinnati Stock Exchange that made markets in 139 and 193 securities, respectively.
     In the normal course of their market making in Nasdaq, exchange-listed and other securities, Schwab and SCM maintain inventories in such securities on both a long and short basis. While long inventory positions represent Schwab's and SCM's ownership of securities, short inventory positions represent obligations of Schwab and SCM to deliver specified securities at a contracted price, which may differ from market prices prevailing at the time of completion of the transaction. Accordingly, both long and short inventory positions may result in gains or losses as market values of such securities fluctuate.
     See also "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management" in the Company's 2000 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report, and "Regulation" in this report.

     MUTUAL FUNDS. The Company's mutual fund services are considered a product and not a segment. The Company provides mutual fund services primarily through the Individual Investor and Institutional Investor segments, as well as the U.S. Trust segment. Schwab's Mutual Fund Marketplace(R) provides clients with the ability to invest in over 2,000 mutual funds from 341 fund families. Within the Mutual Fund Marketplace, Schwab's Mutual Fund OneSource(R) service enables clients to trade 1,280 mutual funds from 237 fund families without incurring transaction fees. The Mutual Fund Marketplace also includes Schwab's mutual fund clearing service.
     Schwab's Mutual Fund OneSource service allows investors to access multiple mutual fund companies, avoid brokerage transaction fees, and achieve investment diversity among fund families. In addition, investors' recordkeeping and investment monitoring are simplified through one consolidated statement. Fees received by Schwab for providing services, including recordkeeping and shareholder services, from the Mutual Fund OneSource program are based upon the daily balances of client assets invested in the participating funds through Schwab and are paid by the funds and/or fund sponsors. Client assets invested in third-party funds that have been purchased through the Mutual Fund OneSource service, excluding SchwabFunds(R), totaled $98.3 billion at December 31, 2000.
     Schwab's mutual fund clearing service provides mutual fund trading and clearing services to banks and broker-dealers. Client assets invested in third-party funds through Schwab's mutual fund clearing service totaled $21.2 billion at December 31, 2000.
     Client assets invested in Schwab's Mutual Fund Marketplace, excluding the Mutual Fund OneSource service and mutual fund clearing service, totaled $71.3 billion at December 31, 2000. Schwab charges a transaction fee on trades placed in the funds included in the Mutual Fund Marketplace (except on trades through the Mutual Fund OneSource service). These fees are recorded as commission revenues. Commissions from client transactions in mutual fund shares comprised 6% of total commission revenues in both 2000 and 1999 and 7% in 1998.
     In addition to the third-party funds available through the Mutual Fund Marketplace, Schwab offers a family of proprietary funds, referred to as the SchwabFunds, and U.S. Trust offers a family of mutual funds, referred to as the Excelsior(R) funds.
     SchwabFunds(R) include money market funds, equity index funds, bond funds, asset allocation funds, funds that primarily invest in stock, bond and money market funds, and actively-managed equity funds. Qualifying Schwab clients may elect to have cash balances in their brokerage accounts automatically invested in certain SchwabFunds money market funds. Client assets invested in the SchwabFunds were $127.2 billion at December 31, 2000. Fees received by the Company from the SchwabFunds, for providing transfer agent services, shareholder services, administration and investment management, are based upon the daily balances of client assets invested in these funds.
     Excelsior funds include domestic equity funds, international equity funds, taxable fixed income funds, tax-exempt fixed income funds and money market funds. Client assets invested in the Excelsior funds were $12.3 billion at December 31, 2000.

     U.S. TRUST INVESTMENT MANAGEMENT, FIDUCIARY SERVICES AND PRIVATE BANKING SERVICES. U.S. Trust provides personal wealth management services to affluent individuals and families. U.S. Trust provides both individually managed balanced accounts and specialized investment management services to clients with $2 million to $50 million in assets at U.S. Trust. U.S. Trust offers Wealth Advisory Accounts, an investment advisory service that utilizes the Excelsior family of mutual funds, to clients that have over $250,000 in assets at U.S. Trust. In addition to investment management services, U.S. Trust provides specialized fiduciary, financial planning, enhanced master custody and philanthropic consulting services to clients that have over $50 million in assets at U.S. Trust. U.S. Trust also offers private banking services to assist in meeting the credit and liquidity requirements of its clients. These services include mortgage and personal lending vehicles and an array of deposit-taking products.
     For institutional clients, including corporations, endowments, foundations and pension plans, U.S. Trust provides investment management, corporate trust, brokerage and special fiduciary services. Through these investment management services, U.S. Trust offers a wide range of investment options, including balanced and specialized domestic and international equity investments, structured investments, alternative investments, fixed income securities and short-term cash management. Institutional clients can also utilize the Excelsior family of mutual funds.
     Additionally, U.S. Trust offers to its institutional clients investment, consulting and fiduciary services for employee stock ownership plans that invest in significant amounts of employer stock. Special fiduciary services also include trustee services for non-qualified or supplemental employee benefit plans, also known as rabbi trusts.

                         Multi-Channel Delivery Systems

     The Company's multi-channel delivery systems allow clients to choose how they prefer to do business with the Company. In addition to its branch office network, Schwab maintains five regional client telephone service centers, two online client support centers as well as automated telephonic and online channels, primarily serving retail investors through the Individual Investor and Institutional Investor segments. U.S. Trust maintains offices serving clients through the U.S. Trust segment.

     OFFICE NETWORK. To enable clients to obtain services in person with a Company representative, the Company maintains a network of offices. At December 31, 2000, Schwab operated 384 domestic branch offices in 48 states, as well as branches in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. At December 31, 2000, U.S. Trust operated 31 offices in 11 states. In addition, the Company has offices in Australia, Brazil, Canada, the Cayman Islands, Hong Kong, Japan and the United Kingdom. The Company's office network plays a key role in building its business. With the client service support of regional client telephone service centers and automated telephonic and online channels, office personnel focus a significant portion of their time on business development. Clients can use Schwab's branch offices to open accounts, deliver and receive checks and securities, obtain market information, place orders, and obtain related client services in person, yet most of these activities are conducted by telephone, mail and online channels. Schwab's branch offices also provide investors with access to the Internet and to Schwab's registered representatives who can assist investors in developing asset allocation strategies and evaluating their investment choices. U.S. Trust's clients can meet with their portfolio managers and other wealth management professionals at regional offices throughout the country to obtain access to U.S. Trust's wide array of financial services and products.

     REGIONAL CLIENT TELEPHONE SERVICE CENTERS. Schwab's five regional client telephone service centers, located in Indianapolis, Denver, Phoenix, Orlando and Austin, handle client trading and service calls twenty-four hours-a-day, seven days-a-week. Schwab's fifth regional client telephone service center, located in Austin, began handling calls in 2000. The capacity of the service centers allows Schwab's branch office network to be maintained at lower staffing levels and for office personnel to focus on business development.
     Schwab's client service approach is to use teams led by registered representatives in the service centers, who work closely with office network personnel. Additionally, certain teams at these centers provide specialized services to clients of the Schwab Signature Services(TM) program. Each registered representative has immediate access to the client account and market-related information necessary to respond to client inquiries. For most client orders, registered representatives can enter the order and confirm the transaction immediately. As a result of this approach, the departure of a registered representative generally does not result in a loss of clients for Schwab.

     AUTOMATED TELEPHONIC AND ONLINE CHANNELS. Clients are able to obtain financial information and execute trades on an automated basis through Schwab's automated telephonic and online channels. These channels are designed to provide added convenience for clients and minimize Schwab's costs of responding to and processing routine client transactions. To assist clients in using online channels, Schwab maintains two online client support centers that operate both during and after normal market hours.
     Schwab's automated telephonic channels include TeleBroker(R) - Schwab's touch-tone telephone quote and trading service, and Schwab by Phone(TM) - Schwab's voice recognition quote and trading service. Schwab's automated telephonic channels handled over 70% of client calls received in 2000. Online channels include the Charles Schwab Web Site, an information and trading service on the Internet at www.schwab.com(TM); the CyBerCorp Web site, an Internet service for highly active investors at www.cybercorp.com; PocketBroker(TM), a wireless information and trading service; PC-based services such as SchwabLink(R), a service for independent investment managers; and Velocity(TM), an online trading system which provides enhanced trade information and order execution for certain of Schwab's clients who trade frequently. While the online channel is the fastest-growing channel, the Company continues to stress the importance of Clicks and Mortar(TM) access - blending the power of the Internet with personal service to create a full-service client experience. The Company's online channels handled 80% of total trades in 2000. Schwab provides every retail client access to all delivery channels.
     The Company offers its clients access to extended-hours trading for certain Nasdaq, exchange-listed and other securities through its participation in the REDIBook ECN.
     CyBerCorp offers its clients CyBerX(R)2 and CyBerTrader(R)3.0, which are trading platforms that provide actively trading investors the ability to search ECNs, market makers and market specialists for favorable equity prices.


                               Information Systems

     Schwab's operations rely heavily on its information processing and communications systems. Schwab's system for processing a securities transaction is highly automated. Registered representatives equipped with online computer terminals can access client account information, obtain securities prices and related information, and enter orders online.
     To support its multi-channel delivery systems, as well as other applications such as clearing functions, account administration, recordkeeping and direct client access to investment information, Schwab maintains a sophisticated computer network connecting all of the offices and regional client telephone service centers. Schwab's computers are also linked to SCM, the major registered U.S. securities exchanges, the National Securities Clearing Corporation, The Depository Trust Company and the REDIBook ECN via SCM.
     Failure of Schwab's information processing or communications systems for a significant period of time could limit Schwab's ability to process its large volume of transactions accurately and rapidly. This could cause Schwab to be unable to satisfy its obligations to clients and other securities firms, and could result in regulatory violations.
     External events, such as an earthquake or power failure, loss of external information feeds such as security price information, as well as internal malfunctions such as those that could occur during the implementation of system modifications, could render part or all of such systems inoperative.
     To enhance the reliability of the system and integrity of data, Schwab maintains backup and recovery functions. These include logging of all critical files intraday, duplication and storage of all critical data outside of its central computer site every twenty-four hours, and maintenance of facilities for backup and communications. They also include the maintenance and periodic testing of a disaster recovery plan that management believes would permit Schwab to recommence essential computer operations if its central computer site were to become inaccessible. To minimize business interruptions, the Company has data centers intended, in part, to further improve the recovery of business processing in the event of an emergency.
     In addition, USTC has an outsourcing agreement with a third party that provides data processing, security processing, custodial and other operational support services. Under the terms of the outsourcing agreement, the third-party provider has the right to terminate the contract upon the change in control that resulted from the merger of CSC with USTC. The Company plans to repatriate to the Company's systems substantially all of the service functions provided by this third party, and the Company and U.S. Trust expect to be able to provide for an orderly repatriation of such functions. The transition is expected to be completed before the end of the third quarter of 2001. While management believes that there will be a successful transition, there is a possibility that the transition could result in a significant disruption to U.S. Trust's ability to service its clients and as a consequence could result in lost business and a deterioration in U.S. Trust's fee revenues.


                        Clearing and Account Maintenance

     Schwab performs clearing services for all securities transactions in client accounts. Schwab clears the vast majority of client transactions through the facilities of the National Securities Clearing Corporation or the Options Clearing Corporation. Certain other transactions, such as mutual fund transactions and transactions in securities not eligible for settlement through a clearing corporation, are settled directly with the mutual funds or other financial institutions. Schwab is obligated to settle transactions with clearing corporations, mutual funds and other financial institutions even if Schwab's client fails to meet his or her obligations to Schwab. In addition, for transactions that do not settle through a clearing corporation, Schwab assumes the risk of the other party's failure to settle the trade. See note "20 - Financial Instruments with Off-Balance-Sheet and Credit Risk" in the Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.


                                    Employees

     As of December 31, 2000, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of 26,300 full-time employees.


                                 Risk Management

     The Company's business and activities expose it to different types of risks. Proper identification, assessment and management of these risks are essential to the success and financial soundness of the Company. For a discussion on the Company's principal risks and some of the policies and procedures for risk identification, assessment and mitigation, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management" in the Company's 2000 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report, and "Information Systems" and "Regulation" in this report.


                                   Competition

The Company faces significant competition from companies seeking to attract client financial assets, including traditional brokerage firms (particularly firms that have started providing online trading services), discount brokerage firms, online brokerage firms, mutual fund companies, banks, and asset management companies. For a discussion of competition see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Competition and - Looking Ahead" in the Company's 2000 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.


                                   Regulation

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Securities and Exchange Commission (SEC) is the federal agency charged with administration of the federal securities laws. Schwab, SCM and CyBerCorp, Inc., a subsidiary of CyBerCorp, are registered as broker-dealers with the SEC. Schwab and CSIM are registered as investment advisors with the SEC. Additionally, Schwab is regulated by the Commodities Futures Trading Commission (CFTC) with respect to its introduced futures and commodities trading activities.
     Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the National Association of Securities Dealers, Inc. (NASD) and the national securities exchanges such as the New York Stock Exchange (NYSE), which has been designated by the SEC as Schwab's primary regulator with respect to its securities activities. The NASD has been designated by the SEC as SCM's primary regulator with respect to its securities activities. The Chicago Board Options Exchange (CBOE) has been designated as Schwab's primary regulator with respect to its options trading activities for 2000 and 2001. The National Futures Association (NFA) has been designated by the CFTC as Schwab's primary regulator with respect to its futures and commodities trading activities. These self-regulatory organizations adopt rules (subject to approval by the SEC or CFTC) governing the industry and conduct periodic examinations of broker-dealers. Securities firms are also subject to regulation by state securities authorities in the states in which they do business. In addition to its membership in the NYSE, Schwab is also a member of most other major U.S. securities exchanges and is consequently subject to their rules and regulations. Schwab and SCM were registered as broker-dealers in fifty states, the District of Columbia and Puerto Rico as of December 31, 2000.
     The principal purpose of regulations and discipline of broker-dealers and investment advisors is the protection of clients and the securities markets, rather than protection of creditors and stockholders of broker-dealers and investment advisors. The regulations to which broker-dealers and investment advisors are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, uses and safekeeping of clients' funds and securities, capital structure of securities firms, recordkeeping and reporting, fee arrangements, disclosure to clients, and the conduct of directors, officers and employees. As registered investment advisors, Schwab and CSIM are subject to the requirements of the Investment Advisers Act of 1940 and the regulations thereunder, which impose, among other things, various recordkeeping, reporting, and disclosure requirements and impose limitations on fees and principal transactions between an advisor and its clients. The state securities law requirements applicable to registered investment advisors are in certain cases more comprehensive than those imposed under the federal securities laws.
     Additional legislation, changes in rules promulgated by the SEC, other federal and state regulatory authorities and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers and investment advisors. The profitability of broker-dealers and investment advisors could also be affected by rules and regulations which impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce. The SEC, CFTC, self-regulatory organizations and state securities authorities may conduct civil or administrative proceedings which can result in censure, fine, cease and desist orders, or suspension or expulsion of a broker-dealer or an investment advisor, its officers, or employees. Schwab and SCM have been the subject of such administrative proceedings.
     The SEC ordered the exchanges and Nasdaq to submit a plan to phase in decimal pricing, which pricing began for certain listed stocks and options on September 5, 2000, and which pricing begins for certain Nasdaq securities on March 12, 2001, and for all remaining equity securities and options by April 9, 2001. This change, which will only affect the Capital Markets segment, is likely to cause decreases in average revenue per share traded, and therefore management considers it likely that decimalization will adversely impact this segment's revenues. Applicable laws and regulations also limit SCM's ability to engage in principal transactions with certain accounts where U.S. Trust acts as a fiduciary. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition - Revenues - Principal Transactions" in the Company's 2000 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.
     As registered broker-dealers and NASD member organizations, Schwab, SCM and CyBerCorp, Inc. are required by federal law to belong to the Securities Investor Protection Corporation (SIPC), which provides, in the event of the liquidation of a broker-dealer, protection for securities held in client accounts held by the firm of up to $500,000 per client, subject to a limitation of $100,000 for claims of cash balances. SIPC is funded through assessments on registered broker-dealers. In addition, Schwab purchased from a private surety company account protection for clients above the SIPC limit, as defined, of up to the net equity value for client securities and cash in each account. Stocks, bonds, mutual funds, options, unit investment trusts and money market funds are considered securities for the purposes of SIPC protection and the additional protection (i.e., protected securities may either be replaced or converted into an equivalent market value as of the date a SIPC trustee is appointed). Neither SIPC protection nor the additional protection applies to fluctuations in the market value of securities.
     Schwab is authorized by the Municipal Securities Rulemaking Board to conduct transactions in municipal securities on behalf of its clients and has obtained certain additional registrations with the SEC and state regulatory agencies necessary to permit it to engage in certain other activities incidental to its brokerage business.
     Margin lending by Schwab and SCM is subject to the margin rules of the Federal Reserve Board and the NYSE. Under such rules, broker-dealers are limited in the amount they may lend in connection with certain purchases and short sales of securities and are also required to impose certain maintenance requirements on the amount of securities and cash held in margin accounts. In addition, those rules and rules of the CBOE govern the amount of margin clients must provide and maintain in writing uncovered options.
     As a California state-chartered trust company, CSTC is primarily regulated by the State of California Department of Financial Institutions. Since it provides employee benefit plan trust services, CSTC is also required to comply with the Employee Retirement Income Security Act of 1974 (ERISA) and, consequently, is subject to oversight by both the Internal Revenue Service and Department of Labor. CSTC is required under ERISA to maintain a fidelity bond for the protection of employee benefit trusts for which it serves as trustee.
     The Company's business is also subject to regulation by various non-U.S. governments, securities exchanges and regulatory bodies, particularly in those countries where it has acquired subsidiaries. Such regulation may directly affect the method of operation and profitability of the Company's foreign operations. CSE is registered as a broker-dealer with the Securities and Futures Authority in the United Kingdom. CS Canada is a broker-dealer in Canada and is regulated under the laws of the Canadian provinces by securities commissions and by the Investment Dealers Association of Canada. CS Canada is also a member of the Toronto and Winnipeg Stock Exchanges and is subject to their rules and regulations. Charles Schwab, Hong Kong, Ltd. (CSHK) and Charles Schwab Hong Kong Securities Limited (CSHKS) are subsidiaries of CSC. CSHK is registered as a securities dealer and commodity trading advisor with the Securities and Futures Commission in Hong Kong (SFC). CSHKS is registered as a securities dealer with the SFC and also as an Exchange Participant of The Stock Exchange of Hong Kong Limited. CSTMS is a securities firm licensed and regulated by the Japanese Ministry of Finance. CS Australia is a registered broker in Australia and is regulated by the Australian Stock Exchange.
     NET CAPITAL REQUIREMENTS. As registered broker-dealers, certain subsidiar-ies of the Company, including Schwab and SCM, are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934 (the Net Capital Rule), which has also been adopted through incorporation by reference in NYSE Rule 325. The CFTC and NFA also impose net capital requirements. Schwab is a member firm of the NYSE, the NASD and the NFA, and SCM is a member firm of the NASD. The Net Capital Rule specifies minimum net capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE and the NASD, certain punitive actions by the SEC and other regulatory bodies, and ultimately may require a firm's liquidation. Because CSC itself is not a registered broker-dealer, it is not subject to the Net Capital Rule. However, if Schwab or SCM failed to maintain specified levels of net capital, such failure would constitute a default by CSC under certain debt covenants.
     "Net capital" is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings, less certain deductions that result from excluding assets that are not readily convertible into cash and from conservatively valuing certain other assets. These deductions include charges that discount the value of firm security positions to reflect the possibility of adverse changes in market value prior to disposition.
     The Net Capital Rule requires notice of equity capital withdrawals to be provided to the SEC prior to and subsequent to withdrawals exceeding certain sizes. Such rule prohibits withdrawals that would reduce a broker-dealer's net capital to an amount less than 25% of its deductions required by the Net Capital Rule as to its security positions. The Net Capital Rule also allows the SEC, under limited circumstances, to restrict a broker-dealer from withdrawing equity capital for up to twenty business days.
     Schwab and SCM have elected the alternative method of calculation under paragraph (a)(1)(ii) of the Net Capital Rule, which requires a broker-dealer to maintain minimum net capital equal to 2% of its "aggregate debit items,"
computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers (Rule 15c3-3 under the Securities Exchange Act of 1934). "Aggregate debit items" are assets that have as their source transactions with clients, primarily margin loans. Under the alternative method of the Net Capital Rule, a broker-dealer may not (a) pay, or permit the payment or withdrawal of, any subordinated borrowings or (b) pay cash dividends or permit equity capital to be removed if, after giving effect to such payment, withdrawal, or removal, its net capital would be less than 5% of its aggregate debit items.
     Under NYSE Rule 326, Schwab is required to reduce its business if its net capital is less than 4% of aggregate debit items for more than fifteen consecutive business days; NYSE Rule 326 also prohibits the expansion of business if net capital is less than 5% of aggregate debit items for more than fifteen consecutive business days. The provisions of NYSE Rule 326 also become operative if capital withdrawals (including scheduled maturities of subordinated borrowings during the following six months) would result in a reduction of a firm's net capital to the levels indicated.
     If compliance with applicable net capital rules were to limit Schwab's or SCM's operations and their ability to repay subordinated debt to CSC, this in turn could limit CSC's ability to repay debt, pay cash dividends and purchase shares of its outstanding stock. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital
Resources - Liquidity" in the Company's 2000 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.
     For additional discussion on net capital requirements see note "18 - Regulatory Requirements" in the Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.

     BANK HOLDING COMPANY ACT REQUIREMENTS. Upon completion of the merger with USTC, CSC became a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Federal Reserve Board under the Act. For a discussion of bank holding company requirements see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Bank Holding Company Act Requirements" and note "18 - Regulatory Requirements" in the Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 2.       Properties

     The Company's corporate headquarters are located in a 28-story building at 101 Montgomery Street in San Francisco, California. The building contains 296,000 square feet and is leased by Schwab under a term expiring in the year 2010. Schwab has three successive five-year options to renew the lease at then current market rates. Schwab also has a lease for 412,000 square feet of office space located at 211 Main Street in San Francisco, California. The lease expires in 2018 and includes two ten-year extension options at then current market rates. A subsidiary of Schwab has entered into an agreement to lease a building, totaling approximately 386,000 square feet, located at 215 Fremont Street in San Francisco, California. The lease expires in 2005 and, subject to certain conditions, includes a renewal option for one additional five-year period. In addition to these locations, Schwab leases space in other buildings for its San Francisco operations, including its principal executive offices at 120 Kearny Street, aggregating 1,218,000 additional square feet. U.S. Trust's headquarters are located in leased office space, totaling 583,000 square feet, in New York City, New York. The lease expires in 2014 and includes two ten-year extension options at the then current market rates. SCM's headquarters are located in leased office space in Jersey City, New Jersey.
     Substantially all of the Company's offices are located in leased premises, generally with lease expiration dates five to ten years from inception. In addition, the Company has five regional client telephone service centers. The Company owns the service centers located in Phoenix and Indianapolis, with 286,000 and 164,000 square feet, respectively. The Company also leases an additional 154,000 square feet as part of its Phoenix service center. The Company leases its service centers located in Denver and Orlando, with 328,000 and 227,000 square feet, respectively. In 2000, the Company opened its fifth service center, located in Austin, and leases 116,000 square feet.
     The Company owns its data center facilities located in Phoenix totaling 617,000 square feet, including 315,000 square feet added in 2000.
     While the corporate headquarters and data centers support all of the Company's segments, the offices and service centers primarily support the Individual Investor, Institutional Investor and U.S. Trust segments. U.S.
Trust's headquarters support the U.S. Trust segment and SCM's headquarters support the Capital Markets segment.


Item 3.       Legal Proceedings

     The information required to be furnished pursuant to this item is included in note "19 - Commitments and Contingent Liabilities" in the Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 4.       Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2000.


                                     PART II


Item 5.       Market for Registrant's Common Equity and
              Related Stockholder Matters

     The Company's common stock is listed on the NYSE and the Pacific Exchange under the ticker symbol SCH. The number of common stockholders of record as of March 8, 2001 was 12,449. The closing market price per share on that date was $19.60.
     The other information required to be furnished pursuant to this item is included in "Quarterly Financial Information (Unaudited)" in the Company's 2000 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 6.       Selected Financial Data

     The information required to be furnished pursuant to this item is included in "Selected Financial and Operating Data" in the Company's 2000 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required to be furnished pursuant to this item is included in "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 2000 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.
     Average balances and interest rates for the fourth quarters of 2000 and 1999 are summarized as follows (dollars in millions):

------------------------------------------------------------------------------
                                                           Three Months Ended
                                                              December 31,
                                                            2000        1999
------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Margin loans to clients:
  Average balance outstanding                            $18,650     $14,982
  Average interest rate                                    9.34%       7.83%
Investments (client-related):
  Average balance outstanding                            $ 6,073     $ 8,415
  Average interest rate                                    5.82%       5.01%
Private banking loans:
  Average balance outstanding                            $ 3,020     $ 2,621
  Average interest rate                                    7.77%       7.31%
Securities available for sale:
  Average balance outstanding                            $ 1,070     $   996
  Average interest rate                                    6.08%       5.64%
Average yield on interest-earning assets                   8.31%       6.82%
Funding Sources (client-related
   and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                            $21,189     $18,701
  Average interest rate                                    5.42%       4.38%
Interest-bearing banking deposits:
  Average balance outstanding                            $ 3,176     $ 3,012
  Average interest rate                                    5.30%       4.44%
Other interest-bearing sources:
  Average balance outstanding                            $ 1,410     $ 1,497
  Average interest rate                                    4.67%       4.32%
Average noninterest-bearing portion                      $ 3,038     $ 3,804
Average interest rate on funding sources                   4.79%       3.76%
Summary:
  Average yield on interest-earning assets                 8.31%       6.82%
  Average interest rate on funding sources                 4.79%       3.76%
------------------------------------------------------------------------------
Average net interest spread                                3.52%       3.06%
==============================================================================

     The increase in net interest revenue, net of interest expense, from the fourth quarter of 1999 to the fourth quarter of 2000 was primarily due to higher levels of margin loans to clients, partially offset by higher average brokerage client cash balances. The increase was also due to an increase in the average rate on margin loans to clients, which was partially offset by an increase in the average rate on brokerage client cash balances.


Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

     The information required to be furnished pursuant to this item is included in "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management - Market Risk" in the Company's 2000 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 8.       Financial Statements and Supplementary Data

     The information required to be furnished pursuant to this item is included in the Consolidated Financial Statements and "Quarterly Financial Information (Unaudited)" in the Company's 2000 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III


Item 10.      Directors and Executive Officers of the Registrant

     The information relating to directors of the Company required to be furnished pursuant to this item is incorporated by reference from portions of the Company's definitive proxy statement for its annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2001 (the Proxy Statement) under "The Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Executive Officers of the Registrant

     The following table provides certain information about each of the Company's current executive officers. Executive officers are elected by and serve at the discretion of the Company's Board of Directors. However, Mr. Schwab has an employment agreement with the Company through March 2005, which includes an automatic renewal feature that, as of each March 31, extends the agreement for an additional year unless either party elects to not extend the agreement.


================================================================================

                      Executive Officers of the Registrant


      Name               Age                 Title
     ------             ----                -------

Charles R. Schwab        63    Chairman, Co-Chief Executive Officer,
                               and Director

David S. Pottruck        52    President, Co-Chief Executive Officer,
                               and Director

John Philip Coghlan      49    Vice Chairman - Schwab Institutional

Linnet F. Deily          55    Vice Chairman - Office of the President

Christopher V. Dodds     41    Executive Vice President
                               and Chief Financial Officer

Lon Gorman               52    Vice Chairman - Schwab Capital Markets

Daniel O. Leemon         47    Executive Vice President
                               and Chief Strategy Officer

Dawn Gould Lepore        46    Vice Chairman and Chief Information Officer

Jeffrey S. Maurer        53    Executive Vice President and Director
                               Chief Executive Officer of U.S. Trust Corporation

Robert H. Rosseau        52    Executive Vice President - International

Elizabeth Gibson Sawi    48    Executive Vice President
                               and Chief Administrative Officer

Steven L. Scheid         47    Vice Chairman - Retail

H. Marshall Schwarz      64    Executive Vice President and Director
                               Chairman of U.S. Trust Corporation

================================================================================


     Mr. Schwab has been Co-Chief Executive Officer of the Company since 1998, and Chairman and a director of the Company since its incorporation in 1986. Mr. Schwab was Chief Executive Officer of the Company from 1986 to 1997. Mr. Schwab was a founder of Schwab in 1971 and has been its Chairman since 1978. Mr. Schwab is currently a director of Gap, Inc.; AudioBase, Inc., a company that provides music and voice to Internet publishers, advertisers and marketers; and Siebel Systems, Inc., a company that provides support for software systems. Mr. Schwab is also a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust and Schwab Annuity Portfolios, all registered investment companies. In May 2000, Mr. Schwab was named a director of USTC. In June 2000, Mr. Schwab was named a director of Xign, Inc., a developer of electronic payment systems using digitally signed electronic check technology.

     Mr. Pottruck has been Co-Chief Executive Officer of the Company since 1998, a director of the Company since 1994, and President of the Company since 1992. Mr. Pottruck was Chief Operating Officer of the Company from 1994 to 1998. Mr. Pottruck has been Chief Executive Officer of Schwab since 1992 and President of Schwab since 1988 (except for the period September 1997 to April 1998). Mr. Pottruck joined Schwab in 1984. Mr. Pottruck is currently a director of Intel Corporation, a maker of microcomputer components and related products; McKesson HBOC, Inc., a healthcare services company; and Epoch Partners, Inc., an online investment banking firm owned in part by the Company. Mr. Pottruck serves on the Board of Governors of both the National Association of Securities Dealers, Inc. and the Nasdaq Stock Market. Mr. Pottruck was a member of the Federal Advisory Commission on Electronic Commerce from 1998 to 1999. In January 2000, Mr. Pottruck was named a director of DoveBid, Inc., a provider of online business-to-business capital asset auctions and valuation services. In May 2000, Mr. Pottruck was named a director of USTC.

     Mr. Coghlan has been Vice Chairman of the Company and Schwab since 1999, Enterprise President - Schwab Institutional of Schwab since March 2001 and Executive Vice President of the Company since 1992. Mr. Coghlan was Enterprise President - Services for Investment Managers of Schwab from 1998 to March 2001 and Enterprise President - Retirement Plan Services of Schwab from 1997 to March 2001. Mr. Coghlan was Executive Vice President of Schwab and General Manager of Schwab Institutional from 1992 to 1997. Mr. Coghlan joined Schwab in 1986.

     Ms. Deily has been Vice Chairman - Office of the President of Schwab since October 2000, Vice Chairman of the Company and Schwab since 1999 and Executive Vice President of the Company since 1997. Ms. Deily was President - Retail of Schwab from 1998 to October 2000, Enterprise President - Services for Investment Managers of Schwab from 1997 to 1998 and Executive Vice President and General Manager - Services for Investment Managers of the Company and Schwab from 1996 to 1997. Before joining Schwab in 1996, Ms. Deily was Chairman, President and Chief Executive Officer of First Interstate Bank of Texas from 1991 to 1996. Ms. Deily is currently a director of Reliant Energy, Inc., an international utility company.

     Mr. Dodds has been Chief Financial Officer of the Company and Schwab since 1999 and Executive Vice President of the Company and Schwab since 1998. Mr. Dodds was Corporate Controller of Schwab from 1997 to 1999 and Corporate Treasurer of Schwab from 1993 to 1997. Mr. Dodds joined Schwab in 1986.

     Mr. Gorman has been Vice Chairman of the Company and Schwab since 1999, Enterprise President - Schwab Capital Markets of Schwab and Executive Vice President of the Company since 1997. Mr. Gorman was Executive Vice President - Schwab Capital Markets of the Company and Schwab from 1996 to 1997. Before joining Schwab in 1996, Mr. Gorman was a Managing Director of Credit Suisse First Boston Corporation from 1988 to 1996. Mr. Gorman is currently a director of the Securities Industry Association and REDIBook ECN LLC. In March 2000, Mr. Gorman was named a director of CyBerCorp Holdings, Inc.

     Mr. Leemon has been Executive Vice President and Chief Strategy Officer of the Company and Schwab since 1995. Mr. Leemon joined Schwab in 1995. In July 2000, Mr. Leemon was named a director of E-LOAN, Inc., an online lender and loan broker, and LiveCapital, a provider of online small business financing.

     Ms. Lepore has been Vice Chairman of the Company and Schwab since 1999 and Chief Information Officer of the Company and Schwab since 1993. Ms. Lepore was Executive Vice President of the Company and Schwab from 1993 to 1999. Ms. Lepore joined Schwab in 1983. In January 2000, Ms. Lepore was named a director of eBay Inc.

     Mr. Maurer has been Executive Vice President and a director of the Company since May 2000. Mr. Maurer has been Chief Executive Officer of USTC and its principal subsidiary, United States Trust Company of New York (U.S. Trust NY), since January 2001. Mr. Maurer has been a director of USTC and U.S. Trust NY since 1989. Mr. Maurer was Chief Operating Officer of USTC from 1994 to December 2000 and President of USTC from 1990 to December 2000. Mr. Maurer joined USTC in 1970. Mr. Maurer is currently a director of Forbes.com, and the Greater New York Mutual Insurance Companies, a property and casualty insurance company.

     Mr. Rosseau has been Executive Vice President and Enterprise President - International of the Company and Schwab since February 2000. Prior to joining Schwab, Mr. Rosseau was Chief Executive Officer of ETC Services, Inc. from 1998 to February 2000. Mr. Rosseau was President and Chief Executive Officer of Deluxe Electronic Payment Systems, Inc. and Senior Vice President of Deluxe Corporation from 1996 to 1998. Mr. Rosseau was Chairman of Diners Club International Ltd., and President and Chief Executive Officer of Diners Club North America from 1991 to 1996.

     Ms. Sawi has been Executive Vice President and Chief Administrative Officer of the Company and Schwab since 1999. Ms. Sawi returned to Schwab full-time in 1999 after a fifteen-month sabbatical. Prior to her sabbatical, Ms. Sawi worked for Schwab part-time on several projects from 1997 to 1998. Ms. Sawi was Executive Vice President - Electronic Brokerage of the Company and Schwab from 1995 to 1997. Ms. Sawi joined Schwab in 1982.

     Mr. Scheid has been Vice Chairman of the Company and Schwab since 1999, President - Retail of Schwab since October 2000 and Executive Vice President of the Company since 1996. Mr. Scheid was Enterprise President - Financial Products and Services of Schwab from 1998 to October 2000 and Executive Vice President of Schwab and Chief Financial Officer of the Company and Schwab from 1996 to 1999. Before joining Schwab in 1996, Mr. Scheid was Executive Vice President of Finance of First Interstate Bancorp from 1994 to 1996 and was Principal Financial Officer from 1995 to 1996. Mr. Scheid is currently a director of The Depository Trust & Clearing Corporation.

     Mr. Schwarz has been Executive Vice President and a director of the Company since May 2000. Mr. Schwarz has been Chairman of USTC and U.S. Trust NY since 1990. Mr. Schwarz has been a director of USTC and U.S. Trust NY since 1977. Mr. Schwarz was Chief Executive Officer of USTC from 1990 to December 2000. Mr.
Schwarz joined USTC in 1967. Mr. Schwarz is currently a director of Atlantic Mutual Companies, a property and casualty insurance company, and Bowne & Co., Inc., a financial printer and information and document management company.


Item 11.      Executive Compensation

     The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under "Director Compensation," "Summary Compensation Table," "Option Grants," "Options Exercised," "Compensation Committee Report," "Certain Transactions," and "Appendix A - Description of Employment and License Agreements."


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


                                     PART IV


Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Documents filed as part of this Report

     1. Financial Statements

     The financial statements and independent auditors' report are included in the Company's 2000 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report and are listed below:

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

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 2000.

(c)  Exhibits

 The exhibits listed below are filed as part of this annual report on Form 10-K.

--------------------------------------------------------------------------------
 Exhibit
 Number                                 Exhibit
--------------------------------------------------------------------------------
   1.3 The Charles Schwab Corporation Medium-Term Notes Distribution Agreement filed as Exhibit 1.3 to the Registrant's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

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

 10.72 Restatement of Assignment and License, as amended January 25, 1988, among Charles Schwab & Co., Inc., Charles R. Schwab and the Registrant, filed as Exhibit 10.72 to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

 10.87 Trust Agreement under the Charles Schwab Profit Sharing and Employee Stock Ownership Plan, effective November 1, 1990, dated October 25,
          1990, filed as Exhibit 10.87 to the Registrant's Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by
          reference.                                                           +

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

10.149 Employment Agreement dated as of March 31, 1995 between the Registrant and Charles R. Schwab, filed as Exhibit 10.149 to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein
          by reference.                                                        +

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

10.208 The Charles Schwab Corporation 1992 Stock Incentive Plan, restated to include amendments through December 15, 1999 (supersedes Exhibit 10.207), filed as Exhibit 10.208 to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference. +

10.209 The Charles Schwab Corporation Directors' Deferred Compensation Plan, restated to include amendments through October 28, 1999 (supersedes Exhibit 10.204 and 10.157), filed as Exhibit 10.209 to the Registrant's Form 10-K for the year ended December 31, 1999 and
          incorporated herein by reference.                                    +

10.210 The SchwabPlan Retirement Savings and Investment Plan, restated to include amendments through December 22, 1999 (supersedes Exhibits 10.195, 10.201 and 10.205), filed as Exhibit 10.210 to the
          Registrant's  Form  10-K  for the year  ended  December  31,  1999 and
          incorporated herein by reference.                                    +

10.211 The Charles Schwab Corporation Annual Executive Individual Performance Plan, amended and restated as of January 1, 2000 (supersedes Exhibit 10.189), filed as Exhibit 10.211 to the Registrant's Form 10-Q for the quarter ended March 31, 2000 and
          incorporated herein by reference.                                    +

10.212 The Charles Schwab Corporation Corporate Executive Bonus Plan, amended and restated as of January 1, 2000 (supersedes Exhibit 10.182), filed as Exhibit 10.212 to the Registrant's Form 10-Q for the quarter ended
          March 31, 2000 and incorporated herein by reference.                 +

10.213 The Charles Schwab Corporation 1992 Stock Incentive Plan, restated to include amendments through April 19, 2000 (supersedes Exhibit 10.208), filed as Exhibit 10.213 to the Registrant's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference. +

10.214 The Charles Schwab Corporation 1992 Stock Incentive Plan, restated to include amendments through December 13, 2000 (supersedes Exhibit
          10.213).                                                             +

10.215 The Charles Schwab Corporation Directors' Deferred Compensation Plan, restated to include amendments through December 13, 2000 (supersedes
          Exhibit 10.209).                                                     +

  12.1    Computation   of  Ratio  of  Earnings  to Fixed Charges.

  13.1 Portions of The Charles Schwab Corporation 2000 Annual Report to Stockholders, which have been incorporated herein by reference. Except for such portions, such annual report is not deemed to be "filed" herewith.

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

+   Management contract or compensatory plan.
--------------------------------------------------------------------------------

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2001.


                                        THE CHARLES SCHWAB CORPORATION
                                                 (Registrant)


                                        BY: /s/ Charles R. Schwab
                                            ------------------------------------
                                            Charles R. Schwab
                                            Chairman, Co-Chief Executive Officer
                                             and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 28, 2001.

    Signature / Title                            Signature / Title


/s/ Charles R. Schwab                      /s/ David S. Pottruck
------------------------------             -------------------------------
Charles R. Schwab,                         David S. Pottruck,
Chairman, Co-Chief Executive Officer       President, Co-Chief Executive Officer
 and Director                               and Director
 (principal executive officer)              (principal executive officer)


/s/ Christopher V. Dodds
------------------------------
Christopher V. Dodds,
Executive Vice President
 and Chief Financial Officer
 (principal financial
  and accounting officer)


/s/ Nancy H. Bechtle                       /s/ C. Preston Butcher
------------------------------             -------------------------------
Nancy H. Bechtle, Director                 C. Preston Butcher, Director


/s/ Donald G. Fisher                       /s/ Anthony M. Frank
------------------------------             -------------------------------
Donald G. Fisher, Director                 Anthony M. Frank, Director


/s/ Frank C. Herringer                     /s/ Jeffrey S. Maurer
------------------------------             -------------------------------
Frank C. Herringer, Director               Jeffrey S. Maurer, Director


/s/ Stephen T. McLin                       /s/ Arun Sarin
------------------------------             -------------------------------
Stephen T. McLin, Director                 Arun Sarin, Director


/s/ H. Marshall Schwarz                    /s/ George P. Shultz
------------------------------             -------------------------------
H. Marshall Schwarz, Director              George P. Shultz, Director


/s/ Roger O. Walther
------------------------------
Roger O. Walther, Director

                         THE CHARLES SCHWAB CORPORATION

                     Index to Financial Statement Schedules


                                                                        Page
                                                                        ----

Independent Auditors' Report                                             F-2

Schedule I - Condensed Financial Information of Registrant:
                     Condensed Balance Sheet                             F-3
                     Condensed Statement of Income                       F-4
                     Condensed Statement of Cash Flows                   F-5
                     Notes to Condensed Financial Information         F-6 - F-8

Schedule II - Valuation and Qualifying Accounts                          F-9

U.S. Trust Corporation Supplemental Financial Data (Unaudited)       F-10 - F-15










Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the Company's consolidated financial statements and notes in the Company's 2000 Annual Report to Stockholders, which are incorporated herein by reference to Exhibit No. 13.1 of this report.

INDEPENDENT AUDITORS' REPORT
----------------------------



To the Stockholders and Board of Directors of The Charles Schwab Corporation:



We have audited the consolidated financial statements of The Charles Schwab Corporation and subsidiaries (the Company) as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 22, 2001 (which report expresses an unqualified opinion and includes an explanatory paragraph related to an accounting change to conform with Statement of Position 98-1); such consolidated financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules (Schedules I and II) of the Company on pages F-3 through F-9. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





/s/ DELOITTE & TOUCHE LLP
-------------------------
San Francisco, California
February 22, 2001





                                                                                                                       SCHEDULE I
                                             THE CHARLES SCHWAB CORPORATION
                                                  (PARENT COMPANY ONLY)

                                      Condensed Financial Information of Registrant
                                                 Condensed Balance Sheet
                                                     (In thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          December 31,
                                                                                                2000                       1999
                                                                                             ----------                 ----------
Assets
Cash and cash equivalents                                                                    $  837,940                 $  232,398
Securities owned - at market value                                                                1,333
Advances to subsidiaries                                                                        633,596                    985,318
Investments in subsidiaries, at equity                                                        3,772,432                  2,101,872
Other assets                                                                                     53,981                     31,157
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                        $5,299,282                 $3,350,745
===================================================================================================================================

Liabilities and Stockholders' Equity
Drafts payable                                                                               $  199,989                 $  200,008
Accrued expenses and other liabilities                                                          151,581                    119,961
Long-term debt                                                                                  718,000                    455,000
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                             1,069,570                    774,969

Stockholders' equity                                                                          4,229,712                  2,575,776
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                        $5,299,282                 $3,350,745
===================================================================================================================================

All periods have been restated to reflect the merger of The Charles Schwab Corporation with U.S. Trust Corporation.

See Notes to Condensed Financial Information.


                                                           F-3




                                                                                                                          SCHEDULE I

                                                        THE CHARLES SCHWAB CORPORATION
                                                             (PARENT COMPANY ONLY)

                                                 Condensed Financial Information of Registrant
                                                         Condensed Statement of Income
                                                                (In thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Year Ended December 31,
                                                                                          2000              1999              1998
                                                                                       ---------         ---------         ---------
Interest revenue                                                                       $119,549          $ 71,428          $ 42,780
Interest expense                                                                        (50,586)          (28,398)          (25,429)
------------------------------------------------------------------------------------------------------------------------------------

Net interest revenue                                                                     68,963            43,030            17,351

Other revenues (losses)                                                                  (4,506)              151               409
Other expenses                                                                          (28,461)          (25,392)          (12,104)
------------------------------------------------------------------------------------------------------------------------------------

Income before income tax expense and equity
   in earnings of subsidiaries                                                           35,996            17,789             5,656

Income tax expense                                                                       20,020             6,885             2,092
------------------------------------------------------------------------------------------------------------------------------------

Income before equity in earnings of subsidiaries                                         15,976            10,904             3,564

Equity in earnings of subsidiaries
  Equity in undistributed earnings of subsidiaries                                      516,445           496,662           105,607
  Dividends paid by subsidiaries                                                        185,716           158,880           300,958
------------------------------------------------------------------------------------------------------------------------------------
  Total                                                                                 702,161           655,542           406,565

Net income                                                                             $718,137          $666,446          $410,129
====================================================================================================================================

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

See Notes to Condensed Financial Information.







                                                                                                                          SCHEDULE I

                                                   THE CHARLES SCHWAB CORPORATION
                                                        (PARENT COMPANY ONLY)

                                            Condensed Financial Information of Registrant
                                                  Condensed Statement of Cash Flows
                                                           (In thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Year Ended December 31,
                                                                                       2000               1999               1998
                                                                                    ----------         ----------         ----------
Cash Flows from Operating Activities
Net income                                                                          $ 718,137          $ 666,446          $ 410,129
   Noncash items included in net income:
      Equity in undistributed earnings of subsidiaries                               (516,445)          (496,662)          (105,607)
Net change in:
   Other assets                                                                        (2,804)           (10,995)            (3,932)
   Drafts payable                                                                         (19)           200,008
   Accrued expenses and other liabilities                                              26,370             29,030             13,753
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             225,239            387,827            314,343
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchases of securities available for sale                                            (10,000)
Decrease (increase) in net advances to subsidiaries                                   545,038           (286,393)           (26,465)
Decrease (increase) in investments in subsidiaries                                   (436,143)           (86,318)            52,124
Cash payments for business combinations and
   investments, net of cash received                                                  (28,706)           (17,511)            (1,400)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                                   70,189           (390,222)            24,259
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Proceeds from long-term debt                                                          311,000            144,000             30,000
Repayment of long-term debt                                                           (48,000)           (40,000)           (40,000)
Dividends paid                                                                        (62,366)           (61,107)           (56,041)
Purchase of treasury stock                                                                               (53,924)          (208,353)
Proceeds from stock options exercised and other                                        84,891             65,799             36,015
Proceeds from issuance of stock to ESOP                                                24,589
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                                  310,114             54,768           (238,379)
------------------------------------------------------------------------------------------------------------------------------------

Increase in Cash and Cash Equivalents                                                 605,542             52,373            100,223
Cash and Cash Equivalents at Beginning of Year                                        232,398            180,025             79,802
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                            $ 837,940          $ 232,398          $ 180,025
====================================================================================================================================


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





                                                                      SCHEDULE I

                         The Charles Schwab Corporation
                              (PARENT COMPANY ONLY)

                  Condensed Financial Information of Registrant
                    Notes to Condensed Financial Information


1.   Introduction and basis of presentation

     On May 31, 2000, The Charles Schwab Corporation (the Parent Company) completed its merger (the Merger) with U.S. Trust Corporation (USTC). Under the terms of the merger agreement, USTC became a wholly owned subsidiary of the Parent Company and USTC shareholders received 5.1405 shares of the Parent Company's common stock for each common share of USTC. The Merger was treated as a non-taxable stock-for-stock exchange and USTC's shareholders received approximately 112,000,000 shares of the Parent Company's common stock. The condensed financial statements, included in this Annual Report on Form 10-K, give retroactive effect to the Merger, which was accounted for as a pooling of interests in the consolidated financial statements. The pooling of interests method of accounting requires the restatement of all periods presented as if the Parent Company and USTC had been operating as a combined entity during such periods. For the years ended December 31, 2000, 1999 and 1998, stockholders' equity reflects the accounts of the Parent Company as if the common stock issued to USTC shareholders had been issued during all of the periods presented.

     The condensed financial information of the Parent Company should be read in conjunction with the consolidated financial statements of The Charles Schwab Corporation and subsidiaries (collectively referred to as the Company) and notes thereto included in the Company's 2000 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.

2.   Supplemental cash flow information

     During 1998, the Parent Company recorded a non-cash capital contribution of $69 million to its subsidiary, Charles Schwab & Co., Inc. (Schwab), through the assumption of indebtedness.

     During 2000, the Parent Company recorded a non-cash capital contribution of $19 million to its subsidiary, Schwab, through the contribution of net assets. Also during 2000, the Parent Company recorded a non-cash return of capital of $82 million from Schwab and a non-cash capital contribution of $82 million to USTC in connection with Schwab's purchase of rights to software from USTC.

     Certain of the Parent Company's subsidiaries have remitted the tax benefits from stock options exercised and other stock-based compensation of $178 million in 2000, $213 million in 1999 and $69 million in 1998 to the Parent Company.

     Certain information affecting the cash flows of the Parent Company follows (in thousands):

                                                    Year ended December 31,
                                                2000         1999         1998
                                             -----------------------------------

     Income taxes paid                       $  9,677       $11,264      $ 5,539
                                             ========       =======      =======
     Interest paid:
         Long-term debt                      $ 41,899       $24,644      $23,757
         Other                                    559           809          667
                                             --------       -------      -------
     Total interest paid                     $ 42,458       $25,453      $24,424
                                             ========       =======      =======

     Non-cash investing and
      financing activities:
        Common stock and options issued
         for purchases of businesses         $528,815       $45,459      $12,455
                                             ========       =======      =======

3.   Common stock split

     On May 3, 2000, the Board of Directors approved a three-for-two split of the Parent Company's common stock, which was effected in the form of a 50% stock dividend. The stock dividend was distributed May 30, 2000 to stockholders of record May 12, 2000.

4.   Long-term debt

     Long-term debt consists of Senior Medium-Term Notes, Series A (Medium-Term Notes). At December 31, 2000, the Parent Company had $718 million aggregate principal amount of Medium-Term Notes outstanding, with fixed interest rates ranging from 5.96% to 8.05%. At December 31, 1999, the Parent Company had $455 million aggregate Medium-Term Notes outstanding, with fixed interest rates ranging from 5.96% to 7.50%. Annual maturities on long-term debt outstanding at December 31, 2000 are as follows (in thousands):

     ---------------------------------------------------------------------------
     2001                                                               $ 39,000
     2002                                                                113,000
     2003                                                                100,000
     2004                                                                 80,500
     2005                                                                 56,000
     Thereafter                                                          329,500
     ---------------------------------------------------------------------------
     Total                                                              $718,000
     ===========================================================================

5.   Related party transactions

     At December 31, 2000, receivables from affiliates, which is included in advances to subsidiaries, was $37 million. At December 31, 2000, payables to affiliates, which is included in accrued expenses and other liabilities, was $9 million and is payable on demand and bears interest at variable rates (6.3% at December 31, 2000).

     The Parent Company provides subordinated revolving credit facilities and other lending arrangements to its subsidiaries, Schwab, Schwab Capital Markets L.P. (SCM) and Charles Schwab Europe (CSE).

     Schwab has a $1.4 billion subordinated revolving credit facility maturing in September 2002, of which $520 million was outstanding at December 31, 2000. This credit facility was $1.4 billion at the end of 1999, of which $905 million was outstanding at December 31, 1999. At year end 2000, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from the Parent Company maturing in 2002. The outstanding balance of these term loans was also $25 million at year end 1999.

     SCM has a $70 million subordinated lending arrangement maturing in 2002, which was not used at December 31, 2000. This subordinated lending arrangement was $35 million at the end of 1999, and was not used at December 31, 1999. SCM also had a $25 million short-term credit facility at December 31, 2000 and 1999. No funds were drawn under these facilities at December 31, 2000 and 1999.

     CSE has a total of (pound)70 million, equivalent to $105 million, under subordinated lending arrangements maturing between May 2001 and September 2003. At December 31, 2000, CSE had outstanding (pound)18 million under these arrangements, equivalent to $27 million, with (pound)5 million maturing in 2001 and (pound)13 million maturing in 2003. These lending arrangements were (pound)20 million, equivalent to $32 million, at the end of 1999. The amount outstanding at December 31, 1999 was (pound)18 million, equivalent to $29 million.

     The Parent Company also provides other lending arrangements to certain of its subsidiaries. At December 31, 2000, the total amount provided under these lending arrangements was $48 million, of which $23 million was outstanding and matures in 2001. These lending arrangements totaled $10 million and were unused at December 31, 1999.

     Interest earned by the Parent Company from these subordinated revolving credit facilities and other lending arrangements totaled $90 million in 2000, $60 million in 1999 and $37 million in 1998.

6.   Commitments

     The Parent Company has provided a residual value guarantee of approximately $200 million to a lessor, under a lease agreement entered into by one of Schwab's subsidiaries, in the event the leased property is sold and the proceeds on the sale are below the guarantee.



                                                                                                                         SCHEDULE II


                                                   THE CHARLES SCHWAB CORPORATION



                                                  Valuation and Qualifying Accounts
                                                           (In thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Additions
                                                             Balance at      --------------------------                   Balance at
                                                             Beginning        Charged                                        End
          Description                                         of Year        to Expense       Other (1)     Written off    of Year
          -----------                                        ---------       ----------       ---------     -----------   ----------

For the year ended
   December 31, 2000:

      Allowance for doubtful accounts
          of brokerage clients (2)                           $11,352          $16,318          $1,883        $(18,060)      $11,493
                                                             =======================================================================

For the year ended
   December 31, 1999:

      Allowance for doubtful accounts
          of brokerage clients (2)                           $ 7,575          $15,848          $  917        $(12,988)      $11,352
                                                             =======================================================================

For the year ended
   December 31, 1998:

      Allowance for doubtful accounts
          of brokerage clients (2)                           $ 7,717          $ 4,752          $  231        $ (5,125)      $ 7,575
                                                             =======================================================================




(1)  Represents collections of previously written-off accounts.

(2)  Excludes banking-related valuation and qualifying accounts. See note "6 - Loans to Banking Clients and Related
     Allowance for Credit Losses" in the Notes to Consolidated Financial Statements of the Company's 2000 Annual Report
     to Stockholders, which is incorporated herein by reference to Exhibit 13.1 of this report, for such banking-related information.




                                                   The Charles Schwab Corporation
                                   U.S. Trust Corporation Supplemental Financial Data (Unaudited)





     The following supplemental financial data is presented in accordance with the Securities Exchange Act of 1934, Industry Guide 3
- Statistical  Disclosure by Bank Holding  Companies.  The  accompanying  unaudited  financial  information only includes U.S. Trust
Corporation, a subsidiary of The Charles Schwab Corporation, which is an investment management firm that also provides fiduciary and private banking services.


------------------------------------------------------------------------------------------------------------------------------------

1.   Analysis of Change in Net Interest Revenue

An analysis of the year-to-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate, on a taxable equivalent basis, is as follows (in thousands):

------------------------------------------------------------------------------------------------------------------------------------
                                                                   2000 Compared to 1999                 1999 Compared to 1998
                                                                 Increase (Decrease) Due to           Increase (Decrease) Due to
                                                                          Change in:                            Change in:
                                                              ---------------------------------     --------------------------------
                                                               Average      Average                  Average    Average
                                                               Balance       Rate       Total        Balance      Rate       Total
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
Cash equivalents                                              $(1,637)    $  2,838     $ 1,201      $   335    $   (938)    $  (603)
Loans to banking clients  (1) (2)                              33,640       11,123      44,763       32,659      (7,638)     25,021
Securities available for sale (3):
  U.S. Treasury securities                                     (2,629)        (255)     (2,884)      (9,329)       (342)     (9,671)
  U.S. Government agencies and
     collateralized mortgage obligations  (4)                   9,737        3,298      13,035        7,883      (1,452)      6,431
  State and municipal obligations                               1,149         (243)        906        1,805        (535)      1,270
  Other securities                                                110          280         390          260         (19)        241
                                                              --------    ---------    --------     --------   ---------    --------
Total securities available for sale                             8,367        3,080      11,447          619      (2,348)     (1,729)
                                                              --------    ---------    --------     --------   ---------    --------
Other interest-earning assets                                     322         (127)        195          195          72         267
                                                              --------    ---------    --------     --------   ---------    --------
Total interest-earning assets                                  40,692       16,914      57,606       33,808     (10,852)     22,956
                                                              --------    ---------    --------     --------   ---------    --------

Interest-bearing sources of funds:
Interest-bearing deposits from banking clients                 12,338       25,246      37,584       19,643     (10,000)      9,643
Short-term borrowings                                           6,953        4,407      11,360       (1,083)       (474)     (1,557)
Long-term debt                                                   (347)          60        (287)        (332)        (55)       (387)
                                                              --------    ---------    --------     --------   ---------    --------
Total sources on which interest is paid                        18,944       29,713      48,657       18,228     (10,529)      7,699
                                                              --------    ---------    --------     --------   ---------    --------

Change in net interest revenue - taxable equivalent basis     $21,748     $(12,799)    $ 8,949      $15,580    $   (323)    $15,257
                                                              ========    =========                 ========   =========
Tax equivalent adjustment                                                                  122                                 (770)
                                                                                       --------                             --------
Change in net interest revenue                                                         $ 9,071                              $14,487
                                                                                       ========                             ========
------------------------------------------------------------------------------------------------------------------------------------

Changes that are not due solely to volume or rate have been allocated ratably to their respective categories.
(1)  Includes average principal balances of non-accrual and reduced rate loans.
(2)  Includes the loan to the U.S. Trust Corporation ESOP, which was paid off in the first quarter of 1999, and had an average balance of $4 million in 1998.
(3)  The average balance and average rate for securities available for sale have been calculated using their amortized cost.
(4)  Includes collateralized mortgage obligations securities issued by agencies including the GNMA, FNMA and FHLMC.





2.   Three-year Net Interest Revenue (Tax Equivalent Basis) and Average Balances

------------------------------------------------------------------------------------------------------------------------------------

For the Year Ended December 31,                           2000                          1999                         1998
                                             ----------------------------  ----------------------------  ---------------------------
                                              Average             Average   Average             Average   Average            Average
(Dollars in Thousands)                        Balance   Interest   Rate     Balance   Interest   Rate     Balance   Interest   Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets:
Cash equivalents                             $  241,291 $ 14,770   6.12%   $  274,405 $ 13,569   4.94%   $  268,074 $ 14,172   5.29%
Securities available for sale (1) (2)         1,132,976   72,193   6.37%      996,534   60,746   6.10%      994,680   62,475   6.28%
Loans to banking clients (3) (4)              2,867,499  219,277   7.65%    2,404,082  174,514   7.26%    1,973,027  149,493   7.58%
Other interest-earning assets                    28,001    1,966   7.02%       23,691    1,771   7.48%       20,971    1,504   7.17%
                                             ---------- -------- -------   ---------- -------- -------   ---------- -------- -------
Total interest-earning assets                 4,269,767  308,206   7.22%    3,698,712  250,600   6.78%    3,256,752  227,644   6.99%
                                             ---------- -------- -------   ---------- -------- -------   ---------- -------- -------

Non-interest-earning assets                     687,428                       484,240                       414,516
                                             ----------                    ----------                    ----------
Total Assets                                 $4,957,195                    $4,182,952                    $3,671,268
                                             ==========                    ==========                    ==========

Liabilities and Stockholder's Equity:
Interest-bearing deposits from banking
  clients                                     3,070,998  155,073   5.05%    2,779,141  117,489   4.23%    2,350,945  107,846   4.59%
Short-term borrowings                           288,056   18,558   6.44%      146,523    7,198   4.91%      168,156    8,755   5.21%
Long-term debt                                   59,139    4,842   8.19%       63,430    5,129   8.09%       68,396    5,516   8.06%
                                             ---------- -------- -------   ---------- -------- -------   ---------- -------- -------
Total sources on which interest is paid       3,418,193  178,473   5.22%    2,989,094  129,816   4.34%    2,587,497  122,117   4.72%
                                             ---------- -------- -------   ---------- -------- -------   ---------- -------- -------

Non-interest-bearing deposits                   779,050                       641,437                       571,928
Non-interest-bearing liabilities                349,062                       286,973                       272,427
Stockholder's equity                            410,890                       265,448                       239,416
                                             ----------                    ----------                    ----------
Total Liabilities and Stockholder's Equity   $4,957,195                    $4,182,952                    $3,671,268
                                             ==========                    ==========                    ==========

Net interest revenue-taxable equivalent
  basis                                                  129,733                       120,784                       105,527
Net free funds (4)                           $  851,574                    $  709,618                    $  669,255
                                             ----------                    ----------                    ----------
Provision for credit losses                                                                                             (600)
Tax equivalent adjustment (2)                             (3,549)                       (3,671)                       (2,901)
                                                        --------                      --------                      --------
                                                        $126,184                      $117,113                      $102,026
                                                        ========                      ========                      ========
Net yield on interest earning assets
  (tax equivalent basis)                                           3.04%                         3.26%                         3.24%
------------------------------------------------------------------------------------------------------------------------------------

(1)  The average balance and average rate for securities available for sale have been calculated using their amortized cost.
(2)  Yields on state and municipal obligations are stated on a taxable equivalent basis, employing the federal statutory income tax rate adjusted for the effect of state and local taxes, resulting in a marginal tax rate of approximately 40% for 2000, and 47%
     for 1999 and 1998.
(3)  Includes average principal balances of non-accrual and reduced rate loans.
(4)  Includes the loan to the U.S. Trust Corporation ESOP, which was paid off in the first quarter of 1999, and had an average balance of $4 million in 1998.

                                                                F-11


3.   Securities Available for Sale

The amortized cost, estimated fair value and gross unrealized gains and losses on securities available for sale are as follows (in thousands):

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                 2000              1999            1998
------------------------------------------------------------------------------------------------------------------------------------
U.S. treasury securities:
   Amortized cost                                                                      $  156,791        $  178,068        $274,553
   Aggregate fair value                                                                $  156,893        $  176,816        $276,562
   Gross unrealized gains                                                              $      245        $       24        $  2,050
   Gross unrealized losses                                                             $      143        $    1,276        $     41
U.S. government sponsored agencies and corporations:
   Amortized cost                                                                         774,236           690,450         561,095
   Aggregate fair value                                                                   776,273           672,103         564,256
   Gross unrealized gains                                                                   6,391             2,507           5,631
   Gross unrealized losses                                                                  4,354            20,854           2,470
State and municipal obligations:
   Amortized cost                                                                         134,330           119,633          98,726
   Aggregate fair value                                                                   135,410           117,936         100,423
   Gross unrealized gains                                                                   1,392               185           1,715
   Gross unrealized losses                                                                    312             1,882              18
Collateralized mortgage obligations (1):
   Amortized cost                                                                         129,459             5,185          10,076
   Aggregate fair value                                                                   129,408             5,209          10,128
   Gross unrealized gains                                                                     309                24              53
   Gross unrealized losses                                                                    360                                 1
Other securities:
   Amortized cost                                                                          22,988            22,086          17,768
   Aggregate fair value                                                                    23,142            21,522          18,079
   Gross unrealized gains                                                                     510               370             435
   Gross unrealized losses                                                                    356               934             124
------------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale:
   Amortized cost                                                                      $1,217,804        $1,015,422        $962,218
   Aggregate fair value                                                                $1,221,126        $  993,586        $969,448
   Gross unrealized gains                                                              $    8,847        $    3,110        $  9,884
   Gross unrealized losses                                                             $    5,525        $   24,946        $  2,654
====================================================================================================================================
(1)  Collateralized by either GNMA, FNMA or FHLMC obligations.

                                                                F-12



4.   Loans to Banking Clients and Related Allowance for Credit Losses

An analysis of the composition of the loan portfolio is as follows (in thousands):

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                    2000            1999             1998           1997           1996
------------------------------------------------------------------------------------------------------------------------------------

Private banking:
  Residential real estate mortgages                       $2,248,566      $1,984,732       $1,630,500     $1,358,003     $1,093,107
  Other                                                      849,505         663,977          525,614        537,024        525,446
------------------------------------------------------------------------------------------------------------------------------------
   Total private banking loans                             3,098,071       2,648,709        2,156,114      1,895,027      1,618,553
------------------------------------------------------------------------------------------------------------------------------------
Loans to financial institutions
  for purchasing and carrying securities                      60,552          57,686           31,972         41,064         62,866
All other                                                      9,101           2,979            2,721          2,758          6,722
------------------------------------------------------------------------------------------------------------------------------------
  Total                                                   $3,167,724      $2,709,374       $2,190,807     $1,938,849     $1,688,141
====================================================================================================================================



An analysis of nonperforming assets is as follows (in thousands):

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                    2000            1999             1998           1997           1996
------------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans                                             $1,400          $1,673           $6,203         $9,666        $ 8,882
Other real estate owned, net                                                                      534                           727
------------------------------------------------------------------------------------------------------------------------------------
  Total                                                       $1,400          $1,673           $6,737         $9,666        $ 9,609
====================================================================================================================================
Average non-accrual loans                                     $  655          $  832           $8,322         $8,829        $12,261
====================================================================================================================================


An analysis of the allowance for credit losses on the loan portfolio is as follows (in thousands):

------------------------------------------------------------------------------------------------------------------------------------
                                                               2000            1999             1998           1997           1996
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                $20,169         $19,414          $18,294        $16,693        $16,086
------------------------------------------------------------------------------------------------------------------------------------
Charge-offs:
  Private banking                                               (28)           (292)            (327)          (160)          (658)
  Other                                                                                                                       (517)
------------------------------------------------------------------------------------------------------------------------------------
   Total charge-offs                                            (28)           (292)            (327)          (160)        (1,175)
------------------------------------------------------------------------------------------------------------------------------------
Recoveries:
  Private banking                                               148           1,047              800            684            702
  Other                                                                                           47            327             80
------------------------------------------------------------------------------------------------------------------------------------
   Total recoveries                                             148           1,047              847          1,011            782
------------------------------------------------------------------------------------------------------------------------------------
Net (charge-offs) recoveries                                    120             755              520            851           (393)
Provision charged to income                                                                      600            750          1,000
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                      $20,289         $20,169          $19,414        $18,294        $16,693
====================================================================================================================================

                                                                F-13


The maturities of the loan portfolio at December 31, 2000 is as follows (in thousands):

------------------------------------------------------------------------------------------------------------------------------------
                                                                        Within            1-5             Over
                                                                        1 Year           Years           5 Years            Total
------------------------------------------------------------------------------------------------------------------------------------
Private banking:
  Residential real estate mortgages (1)                                $106,535         $197,667        $1,944,364        $2,248,566
  Other                                                                 778,389           46,387            24,729           849,505
                                                                       --------         --------        ----------        ----------
Total private banking loans                                             884,924          244,054         1,969,093         3,098,071
                                                                       --------         --------        ----------        ----------
Loans to financial institutions for purchasing
  and carrying securities                                                60,552                                               60,552
All other                                                                 6,718              324             2,059             9,101
                                                                       --------         --------        ----------        ----------
  Total                                                                $952,194         $244,378        $1,971,152        $3,167,724
                                                                       ========         ========        ==========        ==========
Interest sensitivity of loans at December 31, 2000:
  Loans with predetermined interest rates                                               $176,835        $1,146,676        $1,323,511
  Loans with floating or adjustable interest rates                                        67,543           824,476           892,019
                                                                                        --------        ----------        ----------
       Total                                                                            $244,378        $1,971,152        $2,215,530
                                                                                        ========        ==========        ==========
------------------------------------------------------------------------------------------------------------------------------------
(1)  Maturities are based upon the contractual terms of the loans.


5.   Summary of Credit Loss on Banking Loans Experience

------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                              2000           1999          1998           1997         1996
------------------------------------------------------------------------------------------------------------------------------------
Average loans                                                   $2,867,499    $2,404,082    $1,968,978     $1,730,134    $1,511,527
Allowance to year end loans                                           .64%          .74%          .89%           .94%          .99%
Allowance to nonperforming loans                                       N/M           N/M       312.98%        189.26%       187.94%
Net (charge-offs) recoveries to average loans                         .00%          .02%          .03%           .05%        (.03)%
Nonperforming assets to average
  loans and real estate owned                                         .05%          .07%          .34%           .56%          .64%
------------------------------------------------------------------------------------------------------------------------------------

N/M - Not meaningful, greater than one thousand percent.

At December 31, 2000, the loan portfolio included loans to individuals  involved in the financial services industry of approximately
$821 million.  Recoveries exceeded charge-offs from loans to individuals involved in the financial services industry in 1997 through
2000. Net charge-offs from loans to individuals  involved in the financial  services industry amounted to $471,000 in 1996. Such net charge-offs as a percentage of average total loans amounted to three basis points in 1996.


6.   Deposits from Banking Clients

------------------------------------------------------------------------------------------------------------------------------------
                                                            2000                         1999                        1998
                                                     -----------------------      ----------------------      --------------------
(Dollars in Thousands)                                 Amount          Rate         Amount         Rate        Amount        Rate
------------------------------------------------------------------------------------------------------------------------------------
Analysis of average daily deposits:
  Noninterest-bearing deposits                       $  779,050                   $  641,437                  $  571,928
  Certificates of deposits of $100 or more               54,250        5.61%          69,014       4.62%          56,025     5.00%
  Money market and other savings deposits             3,016,748        5.15%       2,710,127       4.22%       2,294,870     4.58%
                                                     ----------                   ----------                  ----------
       Total deposits                                $3,850,048                   $3,420,578                  $2,922,823
                                                     ==========                   ==========                  ==========
------------------------------------------------------------------------------------------------------------------------------------





------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Certificates           Other
(In Thousands)                                                                                      of Deposit           Deposits
------------------------------------------------------------------------------------------------------------------------------------
Maturity distribution of interest bearing deposits in
  amounts of $100 or more at December 31, 2000:
      Three months or less                                                                            $28,147            $2,828,471
      Three through six months                                                                         18,120
      Six through twelve months                                                                         4,027
      Over twelve months                                                                                1,601
                                                                                                      -------            ----------
         Total                                                                                        $51,895            $2,828,471
                                                                                                      =======            ==========
------------------------------------------------------------------------------------------------------------------------------------


7.   Short-term Borrowings

An analysis of outstanding short-term borrowings is as follows (dollars in thousands):


------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                 2000              1999            1998
------------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased:
  Year-end balance                                                                       $ 12,130         $  14,630        $ 30,250
  Daily average balance                                                                   114,766            51,830          45,271
  Maximum month-end balance                                                               311,420           127,690          34,075
  Weighted-average interest rate during the year                                            6.50%             4.96%           5.37%
  Weighted-average interest rate at year end                                                5.81%             4.50%           4.75%
------------------------------------------------------------------------------------------------------------------------------------
Securities sold under agreements to repurchase:
  Year-end balance                                                                       $ 99,833         $  64,429        $ 90,309
  Daily average balance                                                                    72,094            79,306         116,740
  Maximum month-end balance                                                               101,651           104,164         148,185
  Weighted-average interest rate during the year                                            5.98%             4.76%           5.11%
  Weighted-average interest rate at year end                                                6.39%             4.50%           4.86%
------------------------------------------------------------------------------------------------------------------------------------
Other borrowed funds:
  Year-end balance                                                                       $226,871         $  62,098        $ 20,366
  Daily average balance                                                                   101,195            15,388           6,145
  Maximum month-end balance                                                               226,871            62,098          50,066
  Weighted-average interest rate during the year                                            6.73%             5.72%           5.94%
  Weighted-average interest rate at year end                                                6.76%             6.62%           5.98%
------------------------------------------------------------------------------------------------------------------------------------


8.   Ratios

------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                               2000           1999           1998           1997        1996
------------------------------------------------------------------------------------------------------------------------------------
Return on average stockholder's equity (1)                          10.54%         29.22%         26.20%         22.75%      20.99%
Return on average total assets (1)                                    .87%          1.85%          1.68%          1.49%       1.42%
Average stockholder's equity as a percentage of
   average total assets                                              8.29%          6.35%          6.42%          6.54%       6.76%
------------------------------------------------------------------------------------------------------------------------------------
(1)  Includes after-tax  merger-related and merger retention program costs of $62 million in 2000.  Excluding these costs, return on average stockholder's equity would have been 25.68% and return on average total assets would have been 2.13%.


                                                                F-15