Form 10-Q
period 2001-03-31
SCHWAB CHARLES CORP
filed 2001-05-14
CIK 316709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 2001      Commission file number 1-9700



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

               1,386,073,315 shares of $.01 par value Common Stock
                          Outstanding on April 30, 2001

                         THE CHARLES SCHWAB CORPORATION








                         THE CHARLES SCHWAB CORPORATION

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2001

                                      Index

                                                                          Page
Part I - Financial Information

     Item 1.      Condensed Consolidated Financial Statements:

                      Statement of Income                                   1
                      Balance Sheet                                         2
                      Statement of Cash Flows                               3
                      Notes                                                4-7

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      8-18

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                         18-19


Part II - Other Information

     Item 1.      Legal Proceedings                                         20

     Item 2.      Changes in Securities and Use of Proceeds                 20

     Item 3.      Defaults Upon Senior Securities                           20

     Item 4.      Submission of Matters to a Vote of Security Holders       20

     Item 5.      Other Information                                         20

     Item 6.      Exhibits and Reports on Form 8-K                          20


Signature                                                                   21

Part I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements




                                   THE CHARLES SCHWAB CORPORATION

                             Condensed Consolidated Statement of Income
                               (In millions, except per share amounts)
                                             (Unaudited)


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                      2001             2000
---------------------------------------------------------------------------------------------------------------

Revenues
   Commissions                                                                         $  408           $  788
   Asset management and administration fees                                               411              372
   Interest revenue, net of interest expense (1)                                          257              296
   Principal transactions                                                                  95              245
   Other                                                                                   29               25
---------------------------------------------------------------------------------------------------------------
     Total                                                                              1,200            1,726
---------------------------------------------------------------------------------------------------------------

Expenses Excluding Interest
   Compensation and benefits                                                              493              662
   Other compensation - merger retention programs                                          15
   Occupancy and equipment                                                                123               89
   Communications                                                                          96               90
   Advertising and market development                                                      94              104
   Depreciation and amortization                                                           86               55
   Professional services                                                                   56               64
   Commissions, clearance and floor brokerage                                              28               43
   Merger-related (2)                                                                                       19
   Goodwill amortization                                                                   14                5
   Other                                                                                   31               83
---------------------------------------------------------------------------------------------------------------
     Total                                                                              1,036            1,214
---------------------------------------------------------------------------------------------------------------

Income before taxes on income                                                             164              512
Taxes on income                                                                            67              212
---------------------------------------------------------------------------------------------------------------

Net Income                                                                             $   97           $  300
===============================================================================================================

Weighted-Average Common Shares Outstanding - Diluted                                    1,410            1,390
===============================================================================================================

Earnings Per Share
     Basic                                                                             $  .07           $  .23
     Diluted                                                                           $  .07           $  .22
===============================================================================================================

Dividends Declared Per Common Share (3)                                                $.0110           $.0093
===============================================================================================================


(1)  Interest  revenue is presented net of interest  expense.  Interest expense for the three months ended March 31, 2001 and 2000 was $332 million and $305 million, respectively.

(2)  Merger-related  costs include professional fees, change in control related compensation expense and other  expenses  relating to the merger of The Charles Schwab  Corporation  with U.S. Trust
     Corporation (USTC).

(3)  Dividends  declared  per common  share do not include  dividends  declared by USTC prior to the completion of the merger.

See Notes to Condensed Consolidated Financial Statements.




                                   THE CHARLES SCHWAB CORPORATION

                                Condensed Consolidated Balance Sheet
                          (In millions, except share and per share amounts)
                                             (Unaudited)


                                                                                      March 31,    December 31,
                                                                                        2001           2000
---------------------------------------------------------------------------------------------------------------

Assets
   Cash and cash equivalents                                                            $ 2,704        $ 4,876
   Cash and investments segregated and on deposit for federal or other regulatory purposes (including resale agreements of $12,158 in 2001
       and $7,002 in 2000) (1)                                                           14,697          9,425
   Securities owned - at market value (including securities pledged of $109
       in 2001)                                                                           1,764          1,618
   Receivables from brokers, dealers and clearing organizations                             339            348
   Receivables from brokerage clients - net                                              12,055         16,332
   Loans to banking clients - net                                                         3,123          3,147
   Equipment, office facilities and property - net                                        1,176          1,133
   Goodwill - net                                                                           500            509
   Other assets                                                                             871            766
---------------------------------------------------------------------------------------------------------------

       Total                                                                            $37,229        $38,154
===============================================================================================================

Liabilities and Stockholders' Equity
   Deposits from banking clients                                                        $ 4,066        $ 4,209
   Drafts payable                                                                           354            544
   Payables to brokers, dealers and clearing organizations                                  979          1,070
   Payables to brokerage clients                                                         25,415         25,715
   Accrued expenses and other liabilities                                                 1,057          1,277
   Short-term borrowings                                                                    285            339
   Long-term debt                                                                           768            770
---------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                 32,924         33,924
-----------------------------------------------------------------------------------------------------------------

   Stockholders' equity:
       Preferred stock - 9,940,000 shares authorized; $.01 par value per share;
          none issued
       Common stock - 2,000,000,000 shares authorized; $.01 par value per share; 1,387,381,141 shares issued in 2001 and 1,385,624,827 shares
          issued and outstanding in 2000                                                     14             14
       Additional paid-in capital                                                         1,620          1,588
       Retained earnings                                                                  2,795          2,713
       Treasury stock - 1,282,287 shares in 2001, at cost                                   (21)
       Unamortized stock-based compensation                                                 (63)           (71)
       Accumulated other comprehensive loss                                                 (40)           (14)
---------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                                    4,305          4,230
---------------------------------------------------------------------------------------------------------------

                Total                                                                   $37,229        $38,154
===============================================================================================================

(1)  Amounts included represent actual balances on deposit, whereas cash and investments required to be segregated for federal or other regulatory purposes were $14,603 million and $10,998 million at March 31,  2001 and  December  31,  2000,  respectively.  On January 2,  2001,  the  Company deposited $1,779 million to meet its segregated cash requirement.

See Notes to Condensed Consolidated Financial Statements.





                                   THE CHARLES SCHWAB CORPORATION

                           Condensed Consolidated Statement of Cash Flows
                                            (In millions)
                                             (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                       2001            2000
--------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
   Net income                                                                        $    97          $   300
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                                  86               55
           Goodwill amortization                                                          14                5
           Compensation payable in common stock                                            9               24
           Deferred income taxes                                                          24               (3)
           Tax benefits from stock options exercised and other stock-based
             compensation                                                                 18               36
           Other                                                                                            8
     Net change in:
       Cash and investments segregated and on deposit for federal or
           other regulatory purposes                                                  (5,309)           1,887
       Securities owned (excluding securities available for sale)                        (36)             (73)
       Receivables from brokers, dealers and clearing organizations                        7             (248)
       Receivables from brokerage clients                                              4,278           (4,958)
       Other assets                                                                      (44)             (43)
       Drafts payable                                                                   (192)               9
       Payables to brokers, dealers and clearing organizations                           (88)             404
       Payables to brokerage clients                                                    (265)           2,780
       Accrued expenses and other liabilities                                           (274)             214
--------------------------------------------------------------------------------------------------------------
         Net cash provided by (used for) operating activities                         (1,675)             397
--------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
   Purchases of securities available for sale                                           (245)            (198)
   Proceeds from maturities, calls and mandatory redemptions of
       securities available for sale                                                      70               47
   Net change in loans to banking clients                                                 25              (62)
   Purchase of equipment, office facilities and property - net                          (129)            (124)
   Cash payments for business combinations and investments,
       net of cash received                                                              (12)              10
--------------------------------------------------------------------------------------------------------------
       Net cash used for investing activities                                           (291)            (327)
--------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Net decrease in deposits from banking clients                                        (143)            (210)
   Net change in short-term borrowings                                                   (54)               9
   Proceeds from long-term debt                                                                           200
   Repayment of long-term debt                                                            (2)
   Dividends paid                                                                        (15)             (16)
   Proceeds from stock options exercised and other                                         8               29
--------------------------------------------------------------------------------------------------------------
       Net cash provided by (used for) financing activities                             (206)              12
--------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                               (1)
--------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                      (2,172)              81
Cash and Cash Equivalents at Beginning of Period                                       4,876            2,910
--------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                           $ 2,704          $ 2,991
==============================================================================================================


See Notes to Condensed Consolidated Financial Statements.


                         THE CHARLES SCHWAB CORPORATION


              Notes to Condensed Consolidated Financial Statements
       (Tabular Amounts in Millions, Except Per Share Amounts and Ratios)
                                   (Unaudited)





1.       Basis of Presentation

The Company
     The accompanying unaudited condensed consolidated financial statements include The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company). CSC is a financial holding company engaged, through its subsidiaries, in securities brokerage and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 398 domestic branch offices in 48 states, as well as branches in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is an investment management firm that through its subsidiaries also provides fiduciary services and private banking services with 31 offices in 11 states. Other subsidiaries include Charles Schwab Europe (CSE), a retail securities brokerage firm located in the United Kingdom, Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, Schwab Capital Markets L.P. (SCM), a market maker in Nasdaq and other securities providing trade execution services to broker-dealers and institutional clients, and CyberTrader, Inc. (CyberTrader, formerly known as CyBerCorp, Inc.), an electronic trading technology and brokerage firm providing services to highly active, online investors.
     These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. All adjustments were of a normal recurring nature, except as discussed in Note "2 - Accounting Change." All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report to Stockholders on Form 10-K. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period.
     Investments in equity securities of other firms where the Company has significant influence, but owns less than a majority of voting securities, are generally accounted for by the equity method. Under the equity method, the investment is initially recorded at cost with the carrying amount subsequently adjusted to recognize the Company's proportionate share of the earnings or losses of the investee. Certain items in prior periods' financial statements have been reclassified to conform to the 2001 presentation.

2.       Accounting Change

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 - Accounting for Derivative Instruments and Hedging Activities. The statement requires that all derivatives be recorded on the balance sheet at fair value. The cumulative effect of the accounting change was not material to the Company's financial statements.
     The Company uses interest rate swaps (Swaps) to hedge the interest rate risk associated with variable rate deposits from banking clients. These Swaps are recorded at fair value on the balance sheet, with changes in their fair value primarily recorded in other comprehensive income. Previously, Swaps were accounted for under the accrual method, whereby the difference between interest revenue and interest expense was recognized over the life of the contract in net interest revenue. Upon adoption of SFAS No. 133, the Company recorded a derivative liability of $20 million in accrued expenses and other liabilities and an after-tax net loss in other comprehensive income of $12 million for these Swaps.
     Other derivative instruments primarily consist of exchange-traded option contracts to mitigate market risk on inventories in Nasdaq and exchange-listed securities. These derivatives are recorded at fair value on the balance sheet, with changes to their fair value recorded in earnings. These derivatives were not material to the Company's financial statements for the quarter ended March 31, 2001.

3.       New Accounting Standard

     SFAS No. 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125, was issued in September 2000. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company adopted SFAS No. 140 in the fourth quarter of 2000 for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral. The Company plans to adopt SFAS No. 140 by the second quarter of 2001 for transfers and servicing of financial assets and extinguishments of liabilities. The adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations, earnings per share or cash flows.

4.       Allowance for Credit Losses on Banking Loans and Nonperforming Assets

     Loans to banking clients of $3.1 billion at both March 31, 2001 and December 31, 2000 are presented net of the related allowance for credit losses. The allowance for credit losses on banking loans was $20 million at both March 31, 2001 and December 31, 2000. Recoveries and charge-offs were less than $1 million for each of the three-month periods ended March 31, 2001 and 2000.
     Nonperforming assets consist of non-accrual loans of $4 million at March 31, 2001 and $1 million at December 31, 2000.

5.       Comprehensive Income

     Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

--------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                  March 31,
                                                             2001          2000
--------------------------------------------------------------------------------
Net income                                                   $ 97          $300
Other comprehensive income (loss):
  Cumulative effect of accounting change
   for adoption of SFAS No. 133                               (12)
  Net loss on cash flow hedging instruments                   (11)
  Foreign currency translation adjustment                     (10)           (4)
  Change in net unrealized gain (loss) on
   securities available for sale                                8            (1)
--------------------------------------------------------------------------------
Total comprehensive income, net of tax                       $ 72          $295
================================================================================

6.       Earnings Per Share

     Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per share under the basic and diluted computations are as follows:

--------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                   March 31,
                                                              2001         2000
--------------------------------------------------------------------------------
Net income                                                  $   97       $  300
================================================================================
Weighted-average common
  shares outstanding - basic                                 1,379        1,330
Common stock equivalent shares
  related to stock incentive plans                              31           60
--------------------------------------------------------------------------------
Weighted-average common
  shares outstanding - diluted                               1,410        1,390
================================================================================
Basic earnings per share                                    $  .07       $  .23
================================================================================
Diluted earnings per share                                  $  .07       $  .22
================================================================================

     The computation of diluted EPS for the three months ended March 31, 2001 and 2000, respectively, excludes outstanding stock options to purchase 49 million and 5 million shares, respectively, because the exercise prices for those options were greater than the average market price of the common shares, and therefore the effect would be antidilutive.

7.       Regulatory Requirements

     CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended (the Act).
     Under the Act, the Federal Reserve Board has established consolidated capital requirements for bank holding companies. CSC is subject to those guidelines. The Company's, U.S. Trust's and United States Trust Company of New York's (U.S. Trust NY) regulatory capital and ratios are as follows:

--------------------------------------------------------------------------------
                                        2001                         2000
                                  ----------------            -----------------
March 31,                          Amount Ratio(1)              Amount Ratio(1)
--------------------------------------------------------------------------------

Tier 1 Capital:
  Company                          $3,787    19.4%              $2,897    10.0%
  U.S. Trust                       $  525    19.0%              $  304    12.3%
  U.S. Trust NY                    $  331    14.8%              $  202     9.9%
Total Capital:
  Company                          $3,816    19.6%              $2,930    10.1%
  U.S. Trust                       $  545    19.7%              $  325    13.2%
  U.S. Trust NY                    $  348    15.6%              $  220    10.8%
Leverage:
  Company                          $3,787    10.3%              $2,897     7.6%
  U.S. Trust                       $  525     9.9%              $  304     6.6%
  U.S. Trust NY                    $  331     8.0%              $  202     5.7%
--------------------------------------------------------------------------------
(1)  Minimum tier 1 capital, total capital and tier 1 leverage ratios are 4%, 8%
     and  3%-5%,   respectively,   for  bank   holding   companies   and  banks.
     Well-capitalized  tier 1 capital,  total capital and tier 1 leverage ratios
     are  6%,  10%  and  5%,  respectively.   Each  of  CSC's  other  depository
     institution subsidiaries exceed the well-capitalized standards set forth by the banking regulatory authorities.

     Based on their respective regulatory capital ratios at March 31, 2001 and 2000, the Company, U.S. Trust and U.S. Trust NY are considered well capitalized (the highest category). There are no conditions or events that management believes have changed the Company's, U.S. Trust's and U.S. Trust NY's well-capitalized status.
     To remain a financial holding company, each of CSC's depository institution subsidiaries must be well capitalized and well managed. In addition, in order for CSC to engage in new financial activities or, with certain limited exceptions, acquire a company engaged in financial activities, each of CSC's insured depository institution subsidiaries must be rated "satisfactory" or better in meeting the credit needs of their communities under the Community Reinvestment Act of 1977.
     Schwab and SCM are subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule). Schwab and SCM compute net capital under the alternative method permitted by this Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar amount, which is based on the type of business conducted by the broker-dealer. The minimum dollar amount for both Schwab and SCM is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement. At March 31, 2001, Schwab's net capital was $1.6 billion (13% of aggregate debit balances), which was $1.3 billion in excess of its minimum required net capital and $947 million in excess of 5% of aggregate debit balances. At March 31, 2001, SCM's net capital was $45 million, which was $44 million in excess of its minimum required net capital. Certain other subsidiaries of CSC are subject to regulatory and other requirements of the jurisdictions in which they operate. At March 31, 2001, these subsidiaries were in compliance with their applicable requirements.

8.       Commitments and Contingent Liabilities

     For discussion of legal proceedings, see Part II - Other Information, Item 1 - Legal Proceedings.

9.       Segment Information

     The Company structures its segments according to its various types of clients and the services provided to those clients. These segments have been aggregated, based on similarities in economic characteristics, types of clients, services provided, distribution channels and regulatory environment, into four reportable segments - Individual Investor, Institutional Investor, Capital Markets and U.S. Trust.
     Financial information for the Company's reportable segments is presented in the following table. The Company evaluates the performance of its segments based on adjusted operating income before taxes, which excludes merger- and acquisition-related charges. Intersegment revenues are immaterial and are therefore not disclosed. Total revenues and income before taxes on income are equal to the Company's consolidated amounts as reported in the condensed consolidated statement of income.

--------------------------------------------------------------------------------
                                                            Three Months Ended
                                                                  March 31,
                                                            2001           2000
--------------------------------------------------------------------------------
Revenues
Individual Investor                                       $  690         $1,082
Institutional Investor                                       223            227
Capital Markets                                              118            263
U.S. Trust                                                   169            154
--------------------------------------------------------------------------------
  Total                                                   $1,200         $1,726
================================================================================
Income Before
  Taxes on Income
Individual Investor                                       $   71         $  334
Institutional Investor                                        73             84
Capital Markets                                               13             75
U.S. Trust                                                    37             43
--------------------------------------------------------------------------------
  Operating income before taxes on
   operating income                                          194            536
Merger- and acquisition-related charges (1)                   30             24
--------------------------------------------------------------------------------
  Total                                                   $  164         $  512
================================================================================
(1) Includes professional fees, change in control related and retention program compensation and other expenses related to the merger with USTC, and
     goodwill  and  intangible   asset   amortization   and  retention   program
     compensation related to the acquisition of CyberTrader.

10.      Supplemental Cash Flow Information

     Certain information affecting the cash flows of the Company follows:

--------------------------------------------------------------------------------
                                                            Three Months Ended
                                                                 March 31,
                                                          2001             2000
--------------------------------------------------------------------------------
Income taxes paid                                         $ 24             $ 69
================================================================================
Interest paid:
  Brokerage client cash balances                          $270             $241
  Deposits from banking clients                             41               34
  Long-term debt                                            28               18
  Stock-lending activities                                   9               12
  Short-term borrowings                                      5                4
  Other                                                                       1
--------------------------------------------------------------------------------
Total interest paid                                       $353             $310
================================================================================
Non-cash investing and financing activities:
  Common stock and options issued for
   purchases of businesses                                $  6             $504
================================================================================

11.      Subsequent Events

     Commencing in the second quarter of 2001, the Company plans to take steps to reduce expenses which include reducing full-time equivalent employees at the Company by 2,950 to 3,300 through mandatory staff reductions and voluntary attrition. The Company is also evaluating a reduction in its lease commitments for administrative office space, as well as the removal of certain systems hardware from service. The Company expects to incur a pre-tax charge in the second quarter of 2001 to reflect this restructuring.
     On April 18, 2001, CSC announced that USTC has agreed to sell its corporate trust business to The Bank of New York Company, Inc. The transaction, approved by the Boards of Directors of CSC and USTC, remains subject to regulatory approvals and other closing conditions. CSC expects to recognize a pre-tax gain of approximately $220 million as a result of the sale in June 2001, although the specific amount of gain is subject to change depending on client retention, sale-related expenses and other matters.
     Effective May 2001, the Company increased its authorized shares of common stock from 2 billion to 3 billion.

                         THE CHARLES SCHWAB CORPORATION





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             Description of Business

     The Company: The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide securities brokerage and related financial services for 7.6 million active client accounts(a). Client assets in these accounts totaled $805.8 billion at March 31, 2001. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 398 domestic branch offices in 48 states, as well as branches in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is an investment management firm that through its subsidiaries also provides fiduciary services and private banking services with 31 offices in 11 states. Other subsidiaries include Charles Schwab Europe, a retail securities brokerage firm located in the United Kingdom, Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, Schwab Capital Markets L.P. (SCM), a market maker in Nasdaq and other securities providing trade execution services to broker-dealers and institutional clients, and CyberTrader, Inc. (CyberTrader, formerly known as CyBerCorp, Inc.), an electronic trading technology and brokerage firm providing services to highly active, online investors.

--------
(a)  Accounts with balances or activity within the preceding eight months.

     The Company provides financial services to individuals, institutional clients and broker-dealers through four segments - Individual Investor, Institutional Investor, Capital Markets and U.S. Trust. The Individual Investor segment includes the Company's domestic and international retail operations. The Institutional Investor segment provides custodial, trading and support services to independent investment managers, and serves company 401(k) plan sponsors and third-party administrators. The Capital Markets segment provides trade execution services in Nasdaq, exchange-listed and other securities primarily to broker-dealers and institutional clients. The U.S. Trust segment provides investment management, fiduciary services and private banking services to individual and institutional clients.
     The Company's strategy is to attract and retain client assets by focusing on a number of areas within the financial services industry - retail brokerage, investment management, fiduciary services, private banking services, support services for independent investment managers, 401(k) defined contribution plans, equity securities market-making and mutual funds.
     To pursue its strategy and its objective of long-term profitable growth, the Company plans to continue leveraging its competitive advantages. These advantages include nationally recognized brands, a broad range of products and services, multi-channel delivery systems and an ongoing investment in technology. While the Company's business continues to be predominantly conducted in the U.S., the Company intends to continue to selectively expand its international presence.
     Brands: The Company's worldwide advertising and marketing programs support its strategy by continually reinforcing the strengths and key attributes of Schwab's full-service offering, U.S. Trust's wealth management services and CyberTrader's trading technology. By maintaining a consistent level of visibility in the marketplace, the Company seeks to establish Schwab, U.S. Trust and CyberTrader as leading financial services brands in a focused and cost-effective manner. The Company primarily uses a combination of network, cable and local television, print media, athletic event sponsorship, and online channels in its advertising.
     Products and Services: The Company offers a broad range of value-oriented products and services to meet clients' varying investment and financial needs, including help and advice and access to extensive investment research, news and information. The Company's approach to advice is based on long-term investment strategies and guidance on portfolio diversification and asset allocation.
     Schwab strives to demystify investing by educating and assisting clients in the development of investment plans. This approach is designed to be offered consistently across all of Schwab's delivery channels and provides clients with a wide selection of choices for their investment needs. Schwab's registered representatives can assist investors in developing asset allocation strategies and evaluating their investment choices, and refer investors who desire additional guidance to independent investment managers and certified financial planners through the Schwab AdvisorSource(TM) service. Schwab clients and potential clients in need of personalized wealth management services can receive referrals to U.S. Trust's investment management, trust and private banking capabilities as part of the AdvisorSource referral services program. Schwab also provides clients with access to Schwab Portfolio Consultation(TM), a package of analytical services and individual consultations with Schwab investment specialists designed to assist clients in evaluating their asset allocations. Additionally, Schwab offers investors investment education, research and analysis tools which include WebShops(TM) - a series of workshops designed to help investors increase their skills in using Schwab's online services, and The Analyst Center(R) - an Internet-based tool which connects clients to proprietary and third-party investment research, guidance and decision-making tools.
     U.S. Trust provides an array of financial services for affluent individuals and their families. These services include investment management, investment consulting, trust, financial and estate planning and private banking, including mortgage, personal lending and deposit products. U.S. Trust also provides investment management and special fiduciary services for corporations, endowments, foundations, pension plans and other institutional clients.
     Schwab also provides custodial, trading and support services to approximately 5,700 independent investment managers. As of March 31, 2001, these managers were guiding the investments of 1 million Schwab client accounts containing $224.2 billion in assets. Further, the Company provides 401(k) recordkeeping and other retirement plan services directly through a dedicated
sales  force,  as  well  as  indirectly   through   alliances  with  third-party
administrators. In the direct channel, SchwabPlan(R), the Company's 401(k) retirement plan, offers plan sponsors a wide array of investment options, participant education and servicing, trustee services, and participant-level recordkeeping.
     The Company also provides its clients with quick and efficient access to the securities markets by offering trade execution services in Nasdaq, exchange-listed and other securities through its market maker and specialist operations; access to extended-hours trading through its participation in the REDIBook ECN LLC, an electronic communication network; and the ability to analyze and trade a variety of fixed income securities through Schwab's multi-channel delivery systems.
     Schwab's Mutual Fund Marketplace(R) provides clients with the ability to invest in 2,086 mutual funds from 340 fund families. Within the Mutual Fund Marketplace, Schwab's Mutual Fund OneSource(R) service enables clients to trade 1,267 mutual funds from 249 fund families without incurring transaction fees. The Mutual Fund Marketplace also includes Schwab's mutual fund clearing service, which provides mutual fund trading and clearing services to banks and broker-dealers.
     Delivery Systems: The Company's multi-channel delivery systems allow clients to choose how they prefer to do business with the Company. To enable clients to obtain services in person with a Company representative, the Company maintains a network of offices. Schwab's branch offices also provide investors with access to the Internet. U.S. Trust's clients can meet with wealth management professionals at regional offices to obtain access to U.S. Trust's financial services.
     Telephonic access to Schwab is provided primarily through five regional client telephone service centers and two online client support centers that operate both during and after normal market hours. Additionally, clients are able to obtain financial information on an automated basis through Schwab's automated telephonic and online channels. Automated telephonic channels include TeleBroker(R), Schwab's touch-tone telephone quote and trading service, and Schwab by Phone(TM), Schwab's voice recognition quote and trading service.
     Online channels include the Charles Schwab Web Site(TM), an information and trading service on the Internet at www.schwab.com, CyberTrader's integrated software-based trading platforms for highly active investors, PocketBroker(TM), a wireless information and trading service, PC-based services such as SchwabLink(R), a service for investment managers, and Velocity(TM), an online trading system which provides enhanced trade information and order execution for certain of Schwab's clients who trade frequently. While most client transactions are completed through the online channel, the Company continues to stress the importance of Clicks and Mortar(TM) access - blending the power of the Internet with personal service to create a full-service client experience. Schwab provides every retail client access to all delivery channels.
     Technology: The Company's ongoing investment in technology is a key element in expanding its product and service offerings, enhancing its delivery systems, providing fast and consistent client service, reducing processing costs, and facilitating the Company's ability to handle significant increases in client activity without a corresponding rise in staffing levels. The Company uses technology to empower its clients to manage their financial affairs and is a leader in driving technological advancements in the financial services industry.
     International: The Company's international business serves both foreign investors and non-English-speaking U.S. clients. The Company has established a presence in the United Kingdom, Canada, Hong Kong, Japan, Australia, the Cayman Islands and Brazil. In the U.S., the Company serves Chinese-, Korean-, Vietnamese- and Spanish-speaking clients through a combination of designated branch offices and Web-based and telephonic services. As of March 31, 2001, client assets in the Company's international business totaled $20.8 billion.
     New Developments During the First Quarter of 2001: The Company responds to changing client needs with continued product, technology and service innovations. During the first quarter of 2001:
o Schwab launched Stock Explorer(TM), an online stock screening tool which enables clients to identify equities that meet the screening criteria of different investment strategies.
o Schwab announced the Schwab MyAccounts service, which will utilize technology provided by Yodlee, Inc. to aggregate online financial information for clients and enable them to analyze and manage that information in one password-protected site.
o Schwab began offering actively trading clients access to StreetSmart Pro(R), which leverages CyberTrader's trading technology and combines Nasdaq Level II quotes, real-time streaming news, unlimited watch lists and real-time, streaming, interactive charts with multi-channel access and dedicated personal support.
o U.S. Trust launched a revised Web site which provides clients with secure access to consolidated account information as well as updated equity pricing, proprietary research, and financial information from third-party providers.
o Schwab expanded its fixed-income offering by developing a new online service, Schwab CDSource(TM), which enables clients to research and purchase certificates of deposit from a variety of FDIC-insured depository institutions, including U.S. Trust, entirely online.
o Schwab enhanced its IRA-related services through the introduction of IRA Express and Personal Rollover Assistant, services designed to help clients streamline and consolidate their retirement investments.
o The Company and TD Waterhouse Group, Inc. formed a joint venture to engage in securities market-making in the United Kingdom and announced an agreement to acquire Aitken Campbell, a Scotland-based market maker.

     Restructuring: Due to continued economic uncertainties and difficult market conditions, the Company plans to take steps to reduce expenses which include reducing full-time equivalent employees at the Company by 2,950 to 3,300, or 12% to 13%. This workforce reduction includes mandatory staff reductions totaling approximately 2,200 full-time employees and 150 to 200 contractors, as well as 600 to 900 full-time employees through voluntary attrition. The Company is also evaluating a reduction in its lease commitments for administrative office space, as well as the removal of certain systems hardware from service.
     The Company expects to incur a pre-tax charge of approximately $100 million in the second quarter of 2001 to reflect this restructuring. The Company estimates that the restructuring will reduce pre-tax expenses by $40 to $45 million per quarter, commencing in the third quarter of 2001. Additionally, the Company estimates that employee attrition will result in pre-tax savings of about $10 million per quarter beginning in 2002.

                                 Risk Management

     For discussion on the Company's principal risks and some of the policies and procedures for risk identification, assessment and mitigation, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management" in the Company's 2000 Annual Report to Stockholders, which is filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2000. See Liquidity and Capital Resources of this report for a discussion on liquidity risk; and see Item 3 - Quantitative and Qualitative Disclosures About Market Risk for additional information relating to market risk.
     Given the nature of the Company's revenues, expenses and risk profile, the Company's earnings and CSC's common stock price may be subject to significant volatility from period to period. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period. Risk is inherent in the Company's business. Consequently, despite the Company's attempts to identify areas of risk, oversee operational areas involving risk and implement policies and procedures designed to mitigate risk, there can be no assurance that the Company will not suffer unexpected losses due to operating or other risks.

                           Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as "believe," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management's beliefs, objectives and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company's senior management. These statements relate to, among other things, the Company's ability to pursue its strategy of attracting and retaining client assets (see Description of Business: The Company), the impact on the Company's results of operations of restructuring (see Description of Business: Restructuring), the impact on the Company's results of operations of decimalization (see Revenues - Principal Transactions), sources of liquidity and capital (see Liquidity and Capital Resources - Liquidity), capital expenditures (see Liquidity and Capital Resources - Cash Flows and Capital Resources), and contingent liabilities (see
Part II - Other Information, Item 1 - Legal Proceedings). Achievement of the expressed expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed expectations described in these statements. Important factors that may cause such differences are noted in this interim report and include, but are not limited to: the effect of client trading patterns on Company revenues and earnings; changes in revenues and profit margin due to cyclical securities markets and fluctuations in interest rates; the level and volatility of equity prices; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes; the Company's inability to attract and retain key personnel; the timing and impact of changes in the Company's level of investments in personnel, technology, or advertising; changes in technology; computer system failures and security breaches; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry practices adversely affecting the Company; adverse results of litigation; the inability to obtain external financing; a significant decline in the real estate market; and risks associated with international expansion and operations.

                  Three Months Ended March 31, 2001 Compared To
                       Three Months Ended March 31, 2000

     All references to earnings per share information in this report reflect diluted earnings per share unless otherwise noted.

Financial Overview

     During the first quarter of 2001, the securities markets experienced a continued slowdown, with the Nasdaq Composite Index decreasing 26% and the Standard & Poor's 500 Index decreasing 12% from December 31, 2000. In this difficult market environment, the Company's clients reduced their trading activity relative to year-earlier levels. As a result, the Company's trading revenues in the first quarter of 2001 decreased 51% from the first quarter of 2000 and total revenues decreased 30% for the same period.
     Revenues of $1.2 billion in the first quarter of 2001 declined $526 million from the first quarter of 2000 due to decreases in revenues of $392 million, or 36%, in the Individual Investor segment, $4 million, or 2%, in the Institutional Investor segment and $145 million, or 55%, in the Capital Markets segment. These decreases were slightly offset by an increase of $15 million, or 10%, in the U.S. Trust segment. See note "9 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.
     Total expenses excluding interest during the first quarter of 2001 were $1.0 billion, down 15% from $1.2 billion during the first quarter of 2000. This decrease was primarily caused by a significant decline in bonuses as well as the Company's continued expense reduction measures.
     In evaluating the Company's financial performance, management uses adjusted operating income, which excludes merger- and acquisition-related charges. Merger- and acquisition-related charges include professional fees, change in control-related compensation, retention program compensation, goodwill and intangible asset amortization and other expenses. These charges totaled $23 million after-tax for each of the first quarters of 2001 and 2000. On this basis, the Company's operating income for the first quarter of 2001 was $120 million, down 63% from the first quarter of 2000, and its after-tax operating profit margin for the first quarter of 2001 was 10.0%, down from 18.7% for the first quarter of 2000.
     The Company's operating income before taxes for the first quarter of 2001 was $194 million, down $342 million, or 64%, from the first quarter of 2000 due to decreases of $263 million, or 79%, in the Individual Investor segment, $11 million, or 13%, in the Institutional Investor segment, $62 million, or 83%, in the Capital Markets segment and $6 million, or 14%, in the U.S. Trust segment. These decreases were primarily due to lower levels of trading activity.
     Including the aforementioned merger- and acquisition-related charges, the Company's income before taxes for the first quarter of 2001 was $164 million, down $348 million, or 68%, from the first quarter of 2000. The Company's net income for the first quarter of 2001 decreased 68% to $97 million, or $.07 per share, down from $300 million, or $.22 per share, for the first quarter of 2000. The Company's after-tax profit margin for the first quarter of 2001 was 8.1%, which was lower than the 17.4% margin in the first quarter of 2000.
     The annualized return on stockholders' equity for the first quarter of 2001 was 9%, down from 40% for the first quarter of 2000 primarily due to the decline in net income as discussed above, as well as a 41% increase in average stockholders' equity from the first quarter of 2000 to the first quarter of 2001.
     The Company's client trading activity is shown in the following table (in thousands):

--------------------------------------------------------------------------------
                                                        Three Months
                                                           Ended
                                                          March 31,      Percent
Daily Average Trades                                   2001      2000    Change
--------------------------------------------------------------------------------
Revenue Trades
   Online                                             165.5     256.5      (35%)
   TeleBroker(R) and Schwab by Phone(TM)                9.0      11.6      (22)
   Regional client telephone service
     centers, branch offices and other                 21.3      41.9      (49)
--------------------------------------------------------------------------------
   Total                                              195.8     310.0      (37%)
================================================================================
Mutual Fund OneSource(R) Trades
  Online                                               38.8      47.5      (18%)
  TeleBroker and Schwab by Phone                         .5       1.9      (74)
  Regional client telephone service
     centers, branch offices and other                 18.4      27.2      (32)
--------------------------------------------------------------------------------
   Total                                               57.7      76.6      (25%)
================================================================================
Total Daily Average Trades
  Online                                              204.3     304.0      (33%)
  TeleBroker and Schwab by Phone                        9.5      13.5      (30)
  Regional client telephone service
     centers, branch offices and other                 39.7      69.1      (43)
--------------------------------------------------------------------------------
   Total                                              253.5     386.6      (34%)
================================================================================

     Assets in client accounts were $805.8 billion at March 31, 2001, a decrease of $146.4 billion, or 15%, from a year ago as shown in the following table. This decrease from a year ago included net new client assets of $148.9 billion offset by net market losses of $295.3 billion related to client accounts.

--------------------------------------------------------------------------------
Growth in Client Assets and Accounts
   (In billions, at quarter end,                        March 31,       Percent
   except as noted)                                 2001       2000      Change
--------------------------------------------------------------------------------
Assets in client accounts
   Schwab One(R), other cash
     equivalents and deposits
     from banking clients                         $ 28.8      $ 29.7        (3%)
   Proprietary funds (SchwabFunds(R)
     and Excelsior(R)):
       Money market funds                          125.5        98.1        28
       Equity and bond funds                        27.7        29.8        (7)
--------------------------------------------------------------------------------
         Total proprietary funds                   153.2       127.9        20
--------------------------------------------------------------------------------
   Mutual Fund Marketplace(R)(1):
     Mutual Fund OneSource(R)                       84.2       119.0       (29)
     Mutual Fund clearing services                  19.1         5.9       n/m
     All other                                      68.7        75.3        (9)
--------------------------------------------------------------------------------
         Total Mutual Fund Marketplace             172.0       200.2       (14)
--------------------------------------------------------------------------------
           Total mutual fund assets                325.2       328.1        (1)
--------------------------------------------------------------------------------
   Equity and other securities (1)                 370.0       538.0       (31)
   Fixed income securities                          93.6        78.2        20
   Margin loans outstanding                        (11.8)      (21.8)      (46)
--------------------------------------------------------------------------------
     Total client assets                          $805.8      $952.2       (15%)
================================================================================
Net growth in assets
   in client accounts
   (for the quarter ended)
     Net new client assets                        $ 30.9      $ 53.3
     Net market gains (losses)                     (96.8)       52.9
---------------------------------------------------------------------
   Net growth (decline)                           $(65.9)     $106.2
=====================================================================
New client accounts
   (in thousands, for the
   quarter ended)                                  280.4       497.1       (44%)
Active client
   accounts (in millions) (2)                        7.6         7.0         9%
================================================================================
Active online Schwab client
   accounts (in millions) (3)                        4.3         3.7        16%
Online Schwab client assets                       $327.9      $417.7       (21%)
================================================================================
(1) Excludes money market funds and all proprietary money market, equity and bond funds.
(2) Active client accounts are defined as accounts with balances or activity within the preceding eight months.
(3) Active online accounts are defined as all accounts within a household that has had at least one online session within the past twelve months.
n/m  Not meaningful.


REVENUES

     Revenues declined $526 million, or 30%, in the first quarter of 2001 compared to the first quarter of 2000, due to a $380 million, or 48%, decrease in commission revenues, a $150 million, or 61%, decrease in principal transactions revenues and a $39 million, or 13%, decrease in interest revenue, net of interest expense (referred to as net interest revenue). These declines were slightly offset by a $39 million, or 10%, increase in asset management and administration fees. As trading volumes decreased significantly during the first quarter of 2001, the Company's non-trading revenues represented 58% of total revenues as compared to 40% for the first quarter of 2000 as shown in the following table.

--------------------------------------------------------------------------------
                                                                   Three Months
                                                                       Ended
                                                                     March 31,
Composition of Revenues                                           2001     2000
--------------------------------------------------------------------------------
Commissions                                                        34%      46%
Principal transactions                                              8       14
--------------------------------------------------------------------------------
   Total trading revenues                                          42       60
--------------------------------------------------------------------------------
Asset management and administration fees                           34       22
Net interest revenue                                               21       17
Other                                                               3        1
--------------------------------------------------------------------------------
   Total non-trading revenues                                      58       40
--------------------------------------------------------------------------------
Total                                                             100%     100%
================================================================================

Commissions

     The Company earns commission revenues by executing client trades primarily through the Individual Investor and Institutional Investor segments. These revenues are affected by the number of client accounts that trade, the average number of commission-generating trades per account, and the average commission per trade.
     Commission revenues for the Company were $408 million for the first quarter of 2001, down $380 million, or 48%, from the first quarter of 2000. As shown in the following table, the total number of revenue trades executed by the Company has decreased 38% as the number of client accounts that traded and client trading activity per account have declined. Average commission per revenue trade decreased 16%. This decline was mainly due to reduced equity online pricing for more actively trading investors and the impact of CyberTrader's lower equity online pricing.

--------------------------------------------------------------------------------
                                                         Three Months
                                                            Ended
Commissions Earned on                                      March 31,     Percent
   Client Revenue Trades                                 2001      2000   Change
--------------------------------------------------------------------------------
Client accounts that traded during
   the quarter (in thousands)                            1,613     2,360   (32%)
Average client revenue trades
   per account                                            7.53      8.28    (9)
Total revenue trades
   (in thousands)                                       12,149    19,543   (38)
Average commission per
   revenue trade                                        $33.81    $40.12   (16)
Commissions earned on client
   revenue trades (in millions) (1)                     $  411    $  784   (48)
================================================================================
(1) Includes certain non-commission revenues relating to the execution of client trades. Excludes commissions on trades relating to specialist operations and U.S. Trust commissions on trades.

Asset Management and Administration Fees

     Asset management and administration fees include mutual fund service fees, as well as fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for recordkeeping and shareholder services provided to third-party funds, and for transfer agent services, shareholder services, administration and investment management provided to its proprietary funds. These fees are based upon the daily balances of client assets invested in third-party funds and upon the average daily net assets of the Company's proprietary funds. Mutual fund service fees are earned primarily through the Individual Investor and Institutional Investor segments. The Company also earns asset management and administration fees for financial services, including investment management and consulting, trust and fiduciary services, financial and estate planning, and private banking services, provided to individual and institutional clients. These fees are primarily based on the value and composition of assets under management and are earned primarily through the U.S. Trust segment, as well as the Individual Investor and Institutional Investor segments.
     Asset management and administration fees were $411 million for the first quarter of 2001, up $39 million, or 10%, from the first quarter of 2000, as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                           Three Months
                                                              Ended
Asset Management                                             March 31,   Percent
   and Administration Fees                                 2001    2000   Change
--------------------------------------------------------------------------------
Mutual fund service fees:
   Proprietary funds
    (SchwabFunds(R)and Excelsior(R))                        $190    $159     19%
   Mutual Fund OneSource(R)                                   72      83    (13)
   Other                                                      10       8     25
Asset management and related services                        139     122     14
--------------------------------------------------------------------------------
   Total                                                    $411    $372     10%
================================================================================

     The increase in asset management and administration fees was primarily due to an increase in client assets in Schwab's proprietary funds, collectively referred to as the SchwabFunds, and an increase in U.S. Trust's client assets.

Net Interest Revenue

     Net interest revenue is the difference between interest earned on assets (mainly margin loans to clients, investments required to be segregated for clients, securities available for sale, and private banking loans) and interest paid on liabilities (mainly brokerage client cash balances and banking deposits). Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and hedging strategies. Most of the Company's net interest revenue is earned by Schwab through the Individual Investor and Institutional Investor segments, as well as by U.S. Trust through the U.S. Trust segment.
     Net interest revenue was $257 million for the first quarter of 2001, down $39 million, or 13%, from the first quarter of 2000 as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                        Three Months
                                                            Ended
                                                          March 31,      Percent
                                                       2001     2000      Change
--------------------------------------------------------------------------------
Interest Revenue
Margin loans to clients                                $302     $401       (25%)
Investments, client-related                             158      100        58
Private banking loans                                    58       50        16
Securities available for sale                            21       17        24
Other                                                    50       33        52
--------------------------------------------------------------------------------
   Total                                                589      601        (2)
--------------------------------------------------------------------------------
Interest Expense
Brokerage client cash balances                          264      242         9
Deposits from banking clients                            40       35        14
Long-term debt                                           14       10        40
Stock-lending activities                                  9       14       (36)
Short-term borrowings                                     4        2       100
Other                                                     1        2       (50)
--------------------------------------------------------------------------------
   Total                                                332      305         9
--------------------------------------------------------------------------------
Net interest revenue                                   $257     $296       (13%)
================================================================================

     Client-related and other daily average balances, interest rates and average net interest spread for the first quarters of 2001 and 2000 are summarized in the following table (dollars in millions):

--------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                   March 31,
                                                                2001       2000
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Margin loans to clients:
  Average balance outstanding                                $14,272    $19,666
  Average interest rate                                        8.57%      8.21%
Investments (client-related):
  Average balance outstanding                                $11,952    $ 7,714
  Average interest rate                                        5.37%      5.22%
Private banking loans:
  Average balance outstanding                                $ 3,064    $ 2,694
  Average interest rate                                        7.68%      7.47%
Securities available for sale:
  Average balance outstanding                                $ 1,343    $ 1,147
  Average interest rate                                        6.23%      5.92%
Average yield on interest-earning assets                       7.13%      7.32%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                                $22,504    $20,724
  Average interest rate                                        4.76%      4.69%
Interest-bearing banking deposits:
  Average balance outstanding                                $ 3,333    $ 3,037
  Average interest rate                                        4.90%      4.66%
Other interest-bearing sources:
  Average balance outstanding                                $ 1,449    $ 2,367
  Average interest rate                                        4.73%      4.10%
Average noninterest-bearing portion                          $ 3,345    $ 5,093
Average interest rate on funding sources                       4.25%      3.88%
Summary:
  Average yield on interest-earning assets                     7.13%      7.32%
  Average interest rate on funding sources                     4.25%      3.88%
--------------------------------------------------------------------------------
Average net interest spread                                    2.88%      3.44%
================================================================================

     The decrease in net interest revenue from the first quarter of 2000 was primarily due to lower levels of margin loans to clients.

Principal Transactions

     Principal transaction revenues are primarily comprised of net gains from market-making activities in Nasdaq and other securities effected through the Capital Markets segment. Factors that influence principal transaction revenues include the volume of client trades, market price volatility, average revenue per share traded and changes in regulations and industry practices.
     Principal transaction revenues were $95 million for the first quarter of 2001, down $150 million, or 61%, from the first quarter of 2000. This decrease was primarily due to lower average revenue per share traded and lower share volume handled by SCM.
     The exchanges and Nasdaq completed phasing in decimal pricing for all equity securities on April 9, 2001. This change, which only affects the Capital Markets segment, is causing decreases in average revenue per share traded. Accordingly, management considers it likely that decimalization will continue to adversely impact this segment's revenues.

Expenses Excluding Interest

     The Company implemented a number of expense reduction measures, including hiring restrictions, beginning in the fourth quarter of 2000. Although these reduction measures continued through the first quarter of 2001, the Company experienced increases in certain expenses during the first quarter of 2001 when compared to the first quarter of 2000. This was due to the Company's continued investment in people, technology and facilities made during 2000.
     Compensation and benefits expense was $493 million for the first quarter of 2001, down $169 million, or 26%, from the first quarter of 2000 primarily due to a decline in variable compensation expense resulting from the Company's financial performance, partially offset by an increase in compensation related to a greater number of employees. The following table shows a comparison of certain compensation and benefits components and employee data (in thousands):

--------------------------------------------------------------------------------
                                                                  Three Months
                                                                      Ended
                                                                    March 31,
                                                                  2001    2000
--------------------------------------------------------------------------------
Compensation and benefits expense as a
   % of total revenues                                             41%      38%
Variable compensation as a
   % of compensation and benefits expense                          11%      38%
Compensation for temporary employees,
   contractors and overtime hours as a
   % of compensation and benefits expense                           7%       9%
Full-time equivalent employees
   (at end of quarter) (1)                                        25.2     22.4
Revenues per average full-time equivalent
   employee                                                      $47.1    $80.8
================================================================================
(1) Includes full-time, part-time and temporary employees, and persons employed on a contract basis.

     Occupancy and equipment expense was $123 million for the first quarter of 2001, up $34 million, or 38%, from the first quarter of 2000. This increase was primarily due to facilities expansion to support the Company's growth in employees and enhancements in systems capacity.
     Depreciation and amortization expense was $86 million for the first quarter of 2001, up $31 million, or 56%, from the first quarter of 2000. The increase was primarily due to an increase of information technology equipment and software. The increase was also due to amortization of additional leasehold improvements for new branches and office space, as well as internally-developed software.
     Other expenses were $31 million for the first quarter of 2001, down $52 million, or 63%, from the first quarter of 2000. This decrease was due to lower trade-related errors (primarily resulting from system downtime), travel and related costs and local business taxes on stock option exercises.
     The Company's effective income tax rate was 40.9% for the first quarter of 2001, down from 41.4% for the first quarter of 2000.

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

Liquidity

CSC

     CSC's liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. As discussed below, Schwab, CSC's depository institution subsidiaries and SCM are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs, maintaining CSC's depository institution subsidiaries' capital guidelines and maintaining Schwab's and SCM's net capital. Based on their respective regulatory capital ratios at March 31, 2001, the Company and its depository institution subsidiaries are considered well capitalized.
     CSC has liquidity needs that arise from its issued and outstanding $716 million Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, acquisitions and other investments. The Medium-Term Notes have maturities ranging from 2001 to 2010 and fixed interest rates ranging from 6.04% to 8.05% with interest payable semiannually. The Medium-Term Notes are rated A2 by Moody's Investors Service, A by Standard & Poor's Ratings Group and A+ by Fitch IBCA, Inc. CSC has a prospectus supplement on file with the Securities and Exchange Commission enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At March 31, 2001, all of these notes remained unissued.
     CSC has authorization from its Board of Directors to issue up to $1.2 billion in commercial paper. At March 31, 2001, no commercial paper has been issued. CSC's ratings for these short-term borrowings are P-1 by Moody's Investors Service and A-1 by Standard & Poor's Ratings Group.
     CSC maintains a $1.2 billion committed, unsecured credit facility with a group of twenty-seven banks which is scheduled to expire in June 2001. CSC is establishing a similar facility to replace this one when it expires. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of tangible net worth, and Schwab and SCM to maintain specified levels of net capital, as defined. Management believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements. This facility was unused during the first three months of 2001.
     CSC also has direct access to $725 million of the $905 million uncommitted, unsecured bank credit lines, provided by eight banks, that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab, while the credit line provided by another one of these banks includes a sub-limit on credit available to CSC. These lines were not used by CSC during the first three months of 2001.

Schwab

     Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $23.8 billion and $25.2 billion at March 31, 2001 and December 31, 2000, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
     Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement of $1 million.  At March 31,  2001,  Schwab's  net  capital was $1.6  billion  (13% of aggregate debit balances), which was $1.3 billion in excess of its minimum required net capital and $947 million in excess of 5% of aggregate debit balances. Schwab has historically targeted net capital to be 10% of its aggregate debit balances, which primarily consist of client margin loans.
     To manage Schwab's regulatory capital position, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility maturing in September 2002, of which $520 million was outstanding at March 31, 2001. At quarter end, Schwab also had outstanding $10 million and $15 million in fixed-rate subordinated term loans from CSC maturing in 2002 and 2003, respectively. Borrowings under these subordinated lending arrangements qualify as regulatory capital for Schwab.
     To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines totaling $905 million at March 31, 2001 ($725 million of these lines are also available for CSC to use). The need for short-term borrowings arises primarily from timing differences between cash flow requirements and the scheduled liquidation of interest-bearing investments. Schwab used such borrowings for 7 days during the first three months of 2001, with the daily amounts borrowed averaging $43 million. These lines were unused at March 31, 2001.
     To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab had unsecured letter of credit agreements with twelve banks in favor of the OCC aggregating $855 million at March 31, 2001. Schwab pays a fee to maintain these letters of credit. These letters of credit were unused at March 31, 2001.

U.S. Trust

     U.S. Trust's liquidity needs are generally met through earnings generated by its operations.
     U.S. Trust is subject to the Federal Reserve Board's risk-based and leverage capital guidelines. These regulations require banks and bank holding companies to maintain minimum levels of capital. In addition, CSC's depository institution subsidiaries are subject to limitations on the amount of dividends they can pay to U.S. Trust.
     In addition to traditional funding sources such as deposits, federal funds purchased and repurchase agreements, CSC's depository institution subsidiaries have established their own external funding sources. At March 31, 2001, U.S. Trust had $50 million in Trust Preferred Capital Securities outstanding with a fixed interest rate of 8.41%. Certain of CSC's depository institution subsidiaries have established credit facilities with the Federal Home Loan Bank System (FHLB) totaling approximately $559 million. At March 31, 2001, $2 million in long-term debt was outstanding under these facilities.
     Under a new arrangement effective in February 2001, CSC provided U.S. Trust with a $300 million short-term credit facility. Borrowings under this arrangement do not qualify as regulatory capital for U.S. Trust. No funds were drawn under this facility at March 31, 2001.

SCM

     SCM's liquidity needs are generally met through earnings generated by its operations. Most of SCM's assets are liquid, consisting primarily of cash and cash equivalents, marketable securities, and receivables from brokers, dealers and clearing organizations.
     SCM's liquidity is affected by the same net capital regulatory requirements as Schwab (see discussion above). At March 31, 2001, SCM's net capital was $45 million, which was $44 million in excess of its minimum required net capital.
     SCM may borrow up to $70 million under a subordinated lending arrangement with CSC maturing in 2002. Borrowings under this arrangement qualify as regulatory capital for SCM. In addition, CSC provides SCM with a $25 million short-term credit facility. Borrowings under this arrangement do not qualify as regulatory capital for SCM. No funds were drawn under these facilities at March 31, 2001.

Cash Flows and Capital Resources

     Net income plus depreciation and amortization including goodwill amortization was $197 million for the first quarter of 2001, down 45% from $360 million for the first quarter of 2000. Depreciation and amortization expense related to equipment, office facilities and property was $81 million for the first quarter of 2001, as compared to $52 million for the first quarter of 2000, or 7% and 4% of revenues for each period, respectively. Amortization expense related to intangible assets was $5 million for the first quarter of 2001, as compared to $3 million for the first quarter of 2000. Goodwill amortization expense was $14 million for the first quarter of 2001, as compared to $5 million for the first quarter of 2000. This increase was primarily due to goodwill amortization related to the acquisition of CyberTrader.
     The Company's capital expenditures were $129 million in the first quarter of 2001 and $124 million in the first quarter of 2000, or 11% and 7% of revenues for each period, respectively. Capital expenditures in the first quarter of 2001 were for facilities expansion, equipment relating to the Company's information technology systems and software. Capital expenditures as described above include the capitalized costs for developing internal-use software of $25 million in the first quarter of 2001 and $21 million in the first quarter of 2000. Schwab opened 14 new domestic branch offices during the first quarter of 2001, compared to 16 during the first quarter of 2000. Capital expenditures may vary from period to period as business conditions change.
     The Company repaid $2 million of long-term debt during the first quarter of 2001.
     During the first quarter of 2001, 1,577,400 of the Company's stock options, with a weighted-average exercise price of $4.97, were exercised with cash proceeds received by the Company of $8 million and a related tax benefit of $18 million. The cash proceeds are recorded as an increase in cash and a corresponding increase in stockholders' equity. The tax benefit is recorded as a reduction in income taxes payable and a corresponding increase in stockholders' equity.
     On March 21, 2001, the Board of Directors authorized the repurchase of up to 20 million shares of CSC's common stock. The shares may be repurchased through open market or privately negotiated transactions based on prevailing market conditions. During the first quarter of 2001, CSC repurchased 1,175,000 shares of its common stock for $18 million. During the first quarter of 2000, the Company did not repurchase any common stock. At March 31, 2001, the authorization granted by the Board of Directors allows for future repurchases of 18,825,000 shares of CSC's common stock.
     During the first quarters of 2001 and 2000, the Company paid common stock cash dividends of $15 million and $16 million, respectively.
     The Company monitors both the relative composition and absolute level of its capital structure. The Company's total financial capital (long-term debt plus stockholders' equity) at March 31, 2001 was $5.1 billion, up $73 million, or 1%, from December 31, 2000. At March 31, 2001, the Company had long-term debt of $768 million, or 15% of total financial capital, that bear interest at a weighted-average rate of 7.33%. At March 31, 2001, the Company's stockholders' equity was $4.3 billion, or 85% of total financial capital.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments Held For Trading Purposes

     The Company held municipal, other fixed income and government securities and certificates of deposit with a fair value of approximately $59 million and $35 million at March 31, 2001 and 2000, respectively. These securities, and the associated interest rate risk, are not material to the Company's financial position, results of operations or cash flows.
     Through Schwab and SCM, the Company maintains inventories in exchange-listed, Nasdaq and other equity securities on both a long and short basis. The fair value of these securities at March 31, 2001 was $40 million in long positions and $35 million in short positions. The fair value of these securities at March 31, 2000 was $95 million in long positions and $68 million in short positions. Using a hypothetical 10% increase or decrease in prices, the potential loss or gain in fair value is estimated to be approximately $500,000 and $2,700,000 at March 31, 2001 and 2000, respectively, due to the offset of change in fair value in long and short positions. In addition, the Company generally enters into exchange-traded option contracts to hedge against potential losses in equity inventory positions, thus reducing this potential loss exposure. This hypothetical 10% change in fair value of these securities at March 31, 2001 and 2000 would not be material to the Company's financial position, results of operations or cash flows. The notional amount and fair value of option contracts were not material to the Company's consolidated balance sheets at March 31, 2001 and 2000.

Financial Instruments Held For Purposes Other Than Trading

     The Company maintains investments primarily in mutual funds related to its deferred compensation plan, which is available to certain employees. These investments were approximately $67 million and $65 million at March 31, 2001 and 2000, respectively. These securities, and the associated market risk, are not material to the Company's financial position, results of operations or cash flows.

Debt Issuances

     At March 31, 2001, CSC had $716 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 6.04% to 8.05%. At March 31, 2000, CSC had $655 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 5.96% to 8.05%. At March 31, 2001 and 2000, U.S. Trust had $50 million Trust Preferred Capital Securities outstanding, with a fixed interest rate of 8.41%. In addition at March 31, 2001 and 2000, U.S. Trust had $2 million and $13 million FHLB long-term debt outstanding, respectively. The FHLB long-term debt had fixed interest rates ranging from 6.69% to 6.76% at March 31, 2001 and 6.59% to 6.76% at March 31, 2000.
     The Company has fixed cash flow requirements regarding these long-term debt obligations due to the fixed rate of interest. The fair value of these obligations at March 31, 2001 and 2000, based on estimates of market rates for debt with similar terms and remaining maturities, approximated their carrying amount.

Net Interest Revenue Simulation

     The Company uses net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation model (the model) includes all interest-sensitive assets and liabilities and Swaps utilized by U.S. Trust to hedge its interest rate risk. Key variables in the model include assumed margin loan and brokerage client cash balance growth, changes to the level and term structure of interest rates, the repricing of financial instruments, prepayment and reinvestment assumptions, loan, banking deposit, and brokerage client cash balance pricing and volume assumptions. The simulations involve assumptions that are inherently uncertain and as a result, the simulations cannot precisely estimate net interest revenue or precisely predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies, including changes in asset and liability mix.
     The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 200 basis point increase or decrease in interest rates and the effect on simulated net interest revenue over the next twelve months at March 31, 2001 and 2000. The change in simulated net interest revenue sensitivity from 2000 to 2001 was primarily due to a decrease in margin loan balances as a percentage of assets and an increase in equity as a source of funding.

--------------------------------------------------------------------------------
Impact on Net Interest Revenue
Percentage Increase (Decrease)
March 31,                                                    2001          2000
--------------------------------------------------------------------------------

Increase of 200 basis points                                 6.3%          8.9%
Decrease of 200 basis points                                (6.6%)        (8.9%)
================================================================================

     As demonstrated by the simulations presented, the Company manages the consolidated balance sheet to produce increases in net interest revenue when interest rates rise. This position partially offsets the potential for decreases in trading activity, and therefore commission revenue, that may result during periods of rising interest rates.
     The impact of the Company's hedging activities upon net interest revenue for the quarters ended March 31, 2001 and 2000 was immaterial to the Company's results of operations.

PART  II  -  OTHER  INFORMATION

Item 1.  Legal Proceedings

     On March 15,  2001,  the Court  approved the  settlement  of a class action against U.S. Trust Company, N.A. (USTC N.A.) concerning the MidCon Corp. Employee Stock Ownership Plan (MidCon ESOP). The Court entered a Final Order and Judgment, and, as a result, the lawsuit was dismissed. Under the terms of the settlement, Occidental Petroleum Corp., which had sold its subsidiary MidCon Corp. to KN Energy, Inc., in December 1997, agreed to make certain payments to plaintiffs and their attorneys. USTC N.A. is not required to make any payments in the settlement of, and has no other liabilities or obligations relating to, this matter. In December 1998, the class action complaint commencing this matter had been filed against USTC, N.A. in the U.S. District Court for the Southern District of Texas. The court had certified a class consisting of the participants in the MidCon ESOP.
     The nature of the Company's business subjects it to claims, lawsuits, regulatory examinations and other proceedings in the ordinary course of its business. The ultimate outcome of such matters cannot be determined at this time, and the results of these proceedings cannot be predicted with certainty. There can be no assurance that these legal proceedings will not have a material adverse effect on the Company's results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company's financial condition and results of operations. However, it is the opinion of management, after consultation with outside legal counsel, that the ultimate outcome of these actions will not have a material adverse impact on the financial condition or operating results of the Company.


Item 2.  Changes in Securities and Use of Proceeds

     None.


Item 3.  Defaults Upon Senior Securities

     None.


Item 4.  Submission of Matters to a Vote of Security Holders

     None.


Item 5.  Other Information

     Effective January 19, 2001, Dr. Condoleezza Rice resigned from the Company's Board of Directors.


Item 6.     Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q.

--------------------------------------------------------------------------------

Exhibit
Number                  Exhibit
--------------------------------------------------------------------------------

10.216 The SchwabPlan Retirement Savings and Investment Plan, restated to include amendments through January 1, 2001 (supersedes Exhibit 10.210).

10.217       Executive  Employment  Agreement  and Covenant Not To  Compete  for
             H. Marshall Schwarz.

10.218 Executive Employment Agreement and Covenant Not To Compete for Jeffrey S. Maurer.

  12.1       Computation   of  Ratio  of  Earnings  to  Fixed Charges.
--------------------------------------------------------------------------------

(b)  Reports on Form 8-K

      None.

                         THE CHARLES SCHWAB CORPORATION

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               THE  CHARLES  SCHWAB  CORPORATION
                                                         (Registrant)





Date:  May 14, 2001                              /s/   Christopher V. Dodds
      ------------------------                   -------------------------------
                                                       Christopher V. Dodds
                                                   Executive Vice President and
                                                      Chief Financial Officer