Form 10-Q
period 2001-06-30
SCHWAB CHARLES CORP
filed 2001-08-10
CIK 316709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2001       Commission file number 1-9700



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

               1,381,464,486 shares of $.01 par value Common Stock
                          Outstanding on July 31, 2001

                         THE CHARLES SCHWAB CORPORATION






                         THE CHARLES SCHWAB CORPORATION

                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 2001

                                      Index

                                                                          Page
Part I - Financial Information

  Item 1.  Condensed Consolidated Financial Statements:

               Statement of Income                                          1
               Balance Sheet                                                2
               Statement of Cash Flows                                      3
               Notes                                                      4 - 9

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           10 - 25

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk    25 - 26


Part II - Other Information

  Item 1.  Legal Proceedings                                             27 - 28

  Item 2.  Changes in Securities and Use of Proceeds                       28

  Item 3.  Defaults Upon Senior Securities                                 28

  Item 4.  Submission of Matters to a Vote of Security Holders             28

  Item 5.  Other Information                                               28

  Item 6.  Exhibits and Reports on Form 8-K                                29


Signature                                                                  30

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements



                                                  THE CHARLES SCHWAB CORPORATION

                                            Condensed Consolidated Statement of Income
                                              (In millions, except per share amounts)
                                                            (Unaudited)

                                                                                     Three Months Ended           Six Months Ended
                                                                                          June 30,                    June 30,
                                                                                      2001         2000           2001        2000
----------------------------------------------------------------------------------------------------------------------------------

Revenues
    Commissions                                                                     $  341       $  542         $  749      $1,330
    Asset management and administration fees                                           408          390            819         762
    Interest revenue, net of interest expense (1)                                      232          320            489         616
    Principal transactions                                                              55          128            150         373
    Other                                                                               35           24             64          49
----------------------------------------------------------------------------------------------------------------------------------
       Total                                                                         1,071        1,404          2,271       3,130
----------------------------------------------------------------------------------------------------------------------------------
Expenses Excluding Interest
    Compensation and benefits                                                          479          593            972       1,255
    Other compensation - merger retention programs                                      15            7             30           7
    Occupancy and equipment                                                            122          100            245         189
    Communications                                                                      89           87            185         177
    Advertising and market development                                                  50           77            144         181
    Depreciation and amortization                                                       85           63            171         118
    Professional services                                                               50           71            106         135
    Commissions, clearance and floor brokerage                                          23           34             51          77
    Merger-related (2)                                                                               50                         69
    Goodwill amortization                                                               14           14             28          19
    Restructuring and other charges (3)                                                145                         145
    Other                                                                               25           55             56         138
----------------------------------------------------------------------------------------------------------------------------------
       Total                                                                         1,097        1,151          2,133       2,365
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes on income (loss) and extraordinary gain                     (26)         253            138         765
Tax expense (benefit) on income (loss)                                                  (7)         116             60         328
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary gain                                                (19)         137             78         437
Extraordinary gain on sale of corporate trust business, net of tax of $100             121                         121
----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                          $  102       $  137         $  199      $  437
==================================================================================================================================
Weighted-Average Common Shares Outstanding - Diluted                                 1,405        1,407          1,407       1,398
==================================================================================================================================
Earnings Per Share - Basic
    Income (loss) before extraordinary gain                                         $ (.01)      $  .10         $  .06      $  .33
    Extraordinary gain, net of tax                                                  $  .08                      $  .08
    Net income                                                                      $  .07       $  .10         $  .14      $  .33

Earnings Per Share - Diluted
    Income (loss) before extraordinary gain                                         $ (.01)      $  .09         $  .06      $  .31
    Extraordinary gain, net of tax                                                  $  .08                      $  .08
    Net income                                                                      $  .07       $  .09         $  .14      $  .31
==================================================================================================================================
Dividends Declared Per Common Share (4)                                             $.0110       $.0094         $.0220      $.0187
==================================================================================================================================

(1) Interest revenue is presented net of interest expense.  Interest expense for the three months ended June 30, 2001 and 2000 was $257 million and $331 million, respectively.  Interest expense for the six months ended June 30, 2001 and 2000 was
    $589 million and $636 million, respectively.

(2) Merger-related costs include professional fees, change in control related compensation expense and other expenses relating to the merger of The Charles Schwab Corporation with U.S. Trust Corporation (USTC).

(3) Restructuring includes costs relating to workforce, facilities and systems hardware reductions. Other charges include a regulatory fine, professional service fees for operational and risk management remediation, and the write-off of certain software development costs.

(4) Dividends declared per common share do not include dividends declared by USTC prior to the completion of the merger.

See Notes to Condensed Consolidated Financial Statements.


                                                   THE CHARLES SCHWAB CORPORATION

                                                Condensed Consolidated Balance Sheet
                                          (In millions, except share and per share amounts)
                                                             (Unaudited)


                                                                                                   June 30,      December 31,
                                                                                                     2001            2000

----------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                                                       $ 2,574          $ 4,876
   Cash and investments segregated and on deposit for federal or other regulatory purposes (including resale agreements of $10,996 in 2001
       and $7,002 in 2000) (1)                                                                      13,361            9,425
   Securities owned - at market value (including securities pledged of $75 in 2001)                  1,818            1,618
   Receivables from brokers, dealers and clearing organizations                                        388              348
   Receivables from brokerage clients - net                                                         11,720           16,332
   Loans to banking clients - net                                                                    3,529            3,147
   Equipment, office facilities and property - net                                                   1,152            1,133
   Goodwill - net                                                                                      515              509
   Other assets                                                                                        852              766
----------------------------------------------------------------------------------------------------------------------------
       Total                                                                                       $35,909          $38,154
============================================================================================================================
Liabilities and Stockholders' Equity
   Deposits from banking clients                                                                   $ 4,139          $ 4,209
   Drafts payable                                                                                      287              544
   Payables to brokers, dealers and clearing organizations                                           1,054            1,070
   Payables to brokerage clients                                                                    23,717           25,715
   Accrued expenses and other liabilities                                                            1,313            1,277
   Short-term borrowings                                                                               330              339
   Long-term debt                                                                                      746              770
----------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                            31,586           33,924
----------------------------------------------------------------------------------------------------------------------------
   Stockholders' equity:
       Preferred stock - 9,940,000 shares authorized; $.01 par value per share;
          none issued
       Common stock - 3 billion shares authorized in 2001 and 2 billion shares authorized in 2000; $.01 par value per share; 1,389,111,618 shares issued
          in 2001 and 1,385,624,827 shares issued and outstanding in 2000                               14               14
       Additional paid-in capital                                                                    1,661            1,588
       Retained earnings                                                                             2,867            2,713
       Treasury stock - 6,990,782 shares in 2001, at cost                                             (128)
       Unamortized stock-based compensation                                                            (55)             (71)
       Accumulated other comprehensive loss                                                            (36)             (14)
----------------------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                                               4,323            4,230
----------------------------------------------------------------------------------------------------------------------------
                Total                                                                              $35,909          $38,154
============================================================================================================================

(1) Amounts included represent actual balances on deposit, whereas cash and investments required to be segregated for federal or other regulatory purposes were $13,180 million and $10,998 million at June 30, 2001 and December
    31, 2000, respectively. On July 3, 2001 and January 2, 2001, the Company deposited $12 million and $1,779 million, respectively, to meet its segregated cash requirement.

See Notes to Condensed Consolidated Financial Statements.

                                      THE CHARLES SCHWAB CORPORATION

                              Condensed Consolidated Statement of Cash Flows
                                               (In millions)
                                                (Unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                      2001          2000
---------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net income                                                                      $   199       $   437
     Adjustments to reconcile net income to net cash used for
       operating activities:
           Depreciation and amortization                                               171           118
           Goodwill amortization                                                        28            19
           Compensation payable in common stock                                         16            47
           Deferred income taxes                                                       (21)           12
           Tax benefits from stock options exercised and other stock-based
             compensation                                                               23           229
           Non-cash restructuring and other charges                                     28
           Extraordinary gain on sale of corporate trust business, net of tax         (121)
           Other                                                                         3             9
     Net change in:
       Cash and investments segregated and on deposit for federal or
           other regulatory purposes                                                (3,972)        2,596
       Securities owned (excluding securities available for sale)                      (56)          (82)
       Receivables from brokers, dealers and clearing organizations                    (42)          (63)
       Receivables from brokerage clients                                            4,612        (3,222)
       Other assets                                                                    (12)         (159)
       Drafts payable                                                                 (260)          (25)
       Payables to brokers, dealers and clearing organizations                         (13)         (272)
       Payables to brokerage clients                                                (1,964)         (586)
       Accrued expenses and other liabilities                                         (153)           74
---------------------------------------------------------------------------------------------------------
         Net cash used for operating activities                                     (1,534)         (868)
---------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
   Purchases of securities available for sale                                         (720)         (286)
   Proceeds from sales of securities available for sale                                351
   Proceeds from maturities, calls and mandatory redemptions of
       securities available for sale                                                   241           108
   Net change in loans to banking clients                                             (318)         (263)
   Purchase of equipment, office facilities and property - net                        (208)         (274)
   Cash payments for business combinations and investments,
       net of cash received                                                            (23)          (17)
   Proceeds from sale of corporate trust business                                      273
---------------------------------------------------------------------------------------------------------
         Net cash used for investing activities                                       (404)         (732)
---------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Net decrease in deposits from banking clients                                      (171)         (243)
   Net change in short-term borrowings                                                  (9)          128
   Proceeds from long-term debt                                                                      311
   Repayment of long-term debt                                                         (24)
   Dividends paid                                                                      (30)          (32)
   Purchase of treasury stock                                                         (144)
   Proceeds from stock options exercised and other                                      14            62
---------------------------------------------------------------------------------------------------------
         Net cash provided by (used for) financing activities                         (364)          226
---------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                          (8)
---------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                               (2,302)       (1,382)
Cash and Cash Equivalents at Beginning of Period                                     4,876         2,910
---------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                         $ 2,574       $ 1,528
=========================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                         THE CHARLES SCHWAB CORPORATION


              Notes to Condensed Consolidated Financial Statements
       (Tabular Amounts in Millions, Except Per Share Amounts and Ratios)
                                   (Unaudited)








1.       Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company). CSC is a financial holding company engaged, through its subsidiaries, in securities brokerage and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 403 domestic branch offices in 48 states, as well as branches in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is an investment management firm that through its subsidiaries also provides fiduciary services and private banking services with 33 offices in 11 states. Other subsidiaries include Charles Schwab Europe (CSE), a retail securities brokerage firm located in the United Kingdom, Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, Schwab Capital Markets L.P. (SCM), a market maker in Nasdaq and other securities providing trade execution services to broker-dealers and institutional clients, and CyberTrader, Inc. (CyberTrader), an electronic trading technology and brokerage firm providing services to highly active, online investors.
     These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. All adjustments were of a normal recurring nature, except as discussed in Note "2 - Accounting Change." All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report to Stockholders on Form 10-K and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period. Certain items in prior periods' financial statements have been reclassified to conform to the 2001 presentation.

2.       Accounting Change

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 - Accounting for Derivative Instruments and Hedging Activities. The statement requires that all derivatives be recorded on the balance sheet at fair value. The cumulative effect of the accounting change was not material to the Company's financial statements.
     The Company uses interest rate swaps (Swaps) to hedge the interest rate risk associated with variable rate deposits from banking clients. These Swaps are recorded at fair value on the balance sheet, with changes in their fair value primarily recorded in other comprehensive income. Previously, Swaps were accounted for under the accrual method, whereby the difference between interest revenue and interest expense was recognized over the life of the contract in net interest revenue. Upon adoption of SFAS No. 133, the Company recorded a derivative liability of $20 million in accrued expenses and other liabilities and an after-tax net loss in other comprehensive income of $12 million for these Swaps.
     Other derivative instruments primarily consist of exchange-traded option contracts to mitigate market risk on inventories in Nasdaq and exchange-listed securities. These derivatives are recorded at fair value on the balance sheet, with changes to their fair value recorded in earnings. These derivatives were not material to the Company's financial statements for the six months ended June 30, 2001.

3.       New Accounting Standards

Pledged Collateral: On April 1, 2001, the Company completed its adoption of SFAS No. 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company adopted SFAS No. 140 in the fourth quarter of 2000 for recognition and reclassification of collateral and for disclosures relating to collateral, and in the second quarter of 2001 for transfers of financial assets and extinguishments of liabilities. The adoption of this statement did not have a material impact on the Company's financial position, results of operations, earnings per share or cash flows.
     Under SFAS No. 140, the Company is required to report the value of securities that it has received as collateral and which can in turn be used (or repledged) by the Company to generate financing such as securities lending, or to fulfill either client-originated or proprietary short sale transactions. The Company is also required to disclose the value of such securities that it has actually repledged as of the reporting date.
     Schwab receives securities collateral in connection with its business as a broker-dealer, including client margin lending. Additionally, Schwab and U.S. Trust receive securities collateral under collateralized resale agreements, principally with other broker-dealers. At June 30, 2001, the fair market value of securities collateral received that was available to be repledged was $27.1 billion. The fair market value of securities that were actually repledged as of that date was $1.8 billion, primarily in securities lending transactions to broker-dealers and to fulfill client short sale transactions.

Business Combinations: SFAS No. 141 - Business Combinations, was issued in June 2001. This statement eliminates the pooling of interest method for accounting for business combinations and requires the use of the purchase method for business combinations initiated after June 30, 2001. Business combinations originally accounted for under the pooling of interest method that were completed prior to June 30, 2001 will continue to be accounted for under the pooling of interest method. This statement also broadens the criteria for recording intangible assets separately from goodwill. The adoption of this statement did not have an impact on the Company's financial position, results of operations, earnings per share or cash flows.

Goodwill and Other Intangible Assets: SFAS No. 142 - Goodwill and Other Intangible Assets, was issued in June 2001 and establishes new standards for accounting for goodwill and intangible assets. This statement requires that goodwill and certain intangible assets with an indefinite useful life not be amortized. This statement also requires that goodwill and certain intangible assets be tested at least annually under new impairment testing criteria. The Company plans to adopt this statement on January 1, 2002. Goodwill and certain intangible assets existing as of June 30, 2001 will continue to be amortized through December 31, 2001. The Company is currently evaluating the impact of this statement on its financial position, results of operations, earnings per share and cash flows.

4.       Restructuring and Other Charges

Restructuring
     In the second quarter of 2001, the Company initiated a restructuring plan (the Plan) to reduce operating expenses due to continued economic uncertainties and difficult market conditions. The Plan includes a workforce reduction, a reduction in operating facilities and the removal of certain systems hardware from service. The Company recorded a pre-tax charge of $117 million in the second quarter of 2001 for restructuring costs. The actual costs of the Plan could differ from the estimated costs, depending primarily on the Company's ability to sublease properties.

Workforce: During the second quarter of 2001, the Company reduced full-time equivalent employees by approximately 2,820, or 11%, including 2,030 through mandatory staff reductions. Most of these employees were from Schwab's domestic retail brokerage division, which is included in the Individual Investor segment. The Company recorded a pre-tax charge of $54 million for workforce reduction in the second quarter of 2001, comprised of $50 million for severance pay and benefits and $4 million for non-cash compensation expense for officers' stock options.

Facilities: The Plan includes a reduction of the Company's operating space, primarily through subleases of certain space subject to current and future lease commitments at the Company's telephone service and data centers, corporate administrative office space, and certain branch expansion space. The Plan also includes accelerated depreciation of leasehold improvements, furniture and equipment at these facilities over their shortened remaining estimated useful lives, as well as impairment losses on assets removed from service. The Company recorded a pre-tax charge of $51 million in the second quarter of 2001 for facilities reduction, comprised of $39 million for non-cancelable lease costs net of estimated sublease income, $6 million for accelerated depreciation, and $6 million for impairment losses.

Systems: The Plan includes the removal of certain computer systems hardware from service at the Company's data center facilities. The Company recorded a pre-tax charge of $12 million in the second quarter of 2001 for the removal of such systems, primarily comprised of $7 million for equipment lease buyout costs and $5 million for impairment losses on equipment.

     A summary of the activity in the restructuring liability is as follows:

--------------------------------------------------------------------------------
Three and six months            Workforce   Facilities   Systems
   ended June 30, 2001          Reduction   Reduction    Removal     Total
--------------------------------------------------------------------------------
Restructuring charge              $ 54        $ 51         $12        $117
Utilization:
   Cash payments                   (34)         (1)         (5)        (40)
   Non-cash charges                 (4)        (12)         (5)        (21)
--------------------------------------------------------------------------------
                                      (1)         (2)         (1)
Ending balance                    $ 16        $ 38         $ 2        $ 56
================================================================================
(1) The Company expects to substantially utilize the remaining restructuring liability in the third quarter of 2001.
(2) The Company expects to utilize the remaining restructuring liability through cash payments for the net lease expense over the respective lease terms through 2010.

Other Charges
     The Company recorded other pre-tax charges of $28 million in the second quarter of 2001. These charges include a regulatory fine assessed to USTC and United States Trust Company of New York (U.S. Trust NY), professional service fees for operational and risk management remediation at USTC and U.S. Trust NY, and the write-off of certain software development costs at CSE. See Part II - Other Information, Item 1 - Legal Proceedings for a discussion of an order entered into between the Board of Governors of the Federal Reserve System (Federal Reserve Board) and the Superintendent of Banks of the State of New York and USTC and U.S. Trust NY.

5.       Sale of Corporate Trust Business

     In June 2001, USTC sold its Corporate Trust business to The Bank of New York Company, Inc. (Bank of NY). During the second quarter of 2001, the Company recognized a pre-tax extraordinary gain of $221 million on this sale, or $121 million after tax. Total proceeds received were $273 million and the Company incurred pre-tax closing and exit costs of $30 million for severance, professional fees, and other related disposal costs. As part of the sale agreement, up to $22 million of the sale proceeds may be returned to Bank of NY if certain client retention requirements are not met during the ten-month period following the sale. This amount has been deferred and the appropriate amount will be recognized in earnings based upon actual client retention.

6.       Allowance for Credit Losses on Banking Loans and Nonperforming Assets

     Loans to banking clients of $3.5 billion at June 30, 2001 and $3.1 billion at December 31, 2000 are presented net of the related allowance for credit losses. The allowance for credit losses on banking loans was $21 million at June 30, 2001 and $20 million at December 31, 2000. Recoveries and charge-offs were less than $1 million for each of the three-month and six-month periods ended June 30, 2001 and 2000.
     Nonperforming assets consist of non-accrual loans of $4 million at June 30, 2001 and $1 million at December 31, 2000.

7.       Comprehensive Income

     Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

--------------------------------------------------------------------------------
                                                 Three              Six
                                             Months Ended       Months Ended
                                               June 30,           June 30,
                                             2001   2000        2001    2000
--------------------------------------------------------------------------------
Net income                                   $102   $137        $199    $437
Other comprehensive income (loss):
  Cumulative effect of accounting
   change for adoption of
   SFAS No. 133                                                  (12)
  Net gain (loss) on cash flow
   hedging instruments                          4                 (7)
  Foreign currency translation
   adjustment                                   4     (5)         (6)     (9)
  Change in net unrealized gain
   (loss) on securities available
   for sale                                    (5)     1           3
--------------------------------------------------------------------------------
Total comprehensive income,
  net of tax                                 $105   $133        $177    $428
================================================================================

8.       Earnings Per Share

     Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per share under the basic and diluted computations are as follows:

--------------------------------------------------------------------------------
                                                  Three             Six
                                               Months Ended     Months Ended
                                                 June 30,          June 30,
                                               2001    2000     2001    2000
--------------------------------------------------------------------------------
Net income                                   $  102  $  137   $  199   $  437
================================================================================
Weighted-average
  Common shares
  outstanding - basic                         1,378   1,359    1,378    1,344
Common stock equivalent shares
  related to stock incentive plans               27      48       29       54
--------------------------------------------------------------------------------
Weighted-average common
  shares outstanding - diluted                1,405   1,407    1,407    1,398
================================================================================
Basic earnings per share:
Income (loss) before
  extraordinary gain                         $ (.01) $  .10   $  .06   $  .33
Extraordinary gain, net of tax               $  .08           $  .08
Net Income                                   $  .07  $  .10   $  .14   $  .33
================================================================================
Diluted earnings per share:
Income (loss) before
  extraordinary gain (1)                     $ (.01) $  .09   $  .06   $  .31
Extraordinary gain, net of tax               $  .08           $  .08
Net Income                                   $  .07  $  .09   $  .14   $  .31
================================================================================
(1) For the three months ended June 30, 2001 this computation excludes common stock equivalent shares related to stock incentive plans of 27 million because inclusion of such shares would be antidilutive.

     The computation of diluted EPS for the six months ended June 30, 2001 and 2000, respectively, excludes outstanding stock options to purchase 60 million and 7 million shares, respectively, because the exercise prices for those options were greater than the average market price of the common shares, and therefore the effect would be antidilutive.

9.       Regulatory Requirements

     CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the Act).
     Under the Act, the Federal Reserve Board has established consolidated capital requirements for bank holding companies. CSC is subject to those guidelines. The regulatory capital and ratios of the Company, U.S. Trust and U.S. Trust NY are as follows:

                                        2001                     2000
                                   ---------------          ---------------
June 30,                           Amount Ratio(1)          Amount Ratio(1)
--------------------------------------------------------------------------------
Tier 1 Capital:
  Company                          $3,786    19.5%          $3,251    12.5%
  U.S. Trust                       $  657    21.8%          $  400    15.2%
  U.S. Trust NY                    $  429    18.2%          $  249    11.4%
Total Capital:
  Company                          $3,813    19.7%          $3,285    12.7%
  U.S. Trust                       $  678    22.5%          $  420    15.9%
  U.S. Trust NY                    $  447    18.9%          $  267    12.2%
Leverage:
  Company                          $3,786    10.5%          $3,251     9.2%
  U.S. Trust                       $  657    11.9%          $  400     8.2%
  U.S. Trust NY                    $  429    10.3%          $  249     6.5%
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

     Based on their respective regulatory capital ratios at June 30, 2001 and 2000, the Company, U.S. Trust and U.S. Trust NY are considered well capitalized (the highest category). There are no conditions or events that management believes have changed the Company's, U.S. Trust's and U.S. Trust NY's well-capitalized status.
     Schwab and SCM are subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule). Schwab and SCM compute net capital under the alternative method permitted by this Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar amount, which is based on the type of business conducted by the broker-dealer. The minimum dollar amount for both Schwab and SCM is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement. At June 30, 2001, Schwab's net capital was $1.4 billion (12% of aggregate debit balances), which was $1.2 billion in excess of its minimum required net capital and $820 million in excess of 5% of aggregate debit balances. At June 30, 2001, SCM's net capital was $78 million, which was $77 million in excess of its minimum required net capital. Certain other subsidiaries of CSC are subject to regulatory and other requirements of the jurisdictions in which they operate. At June 30, 2001, these subsidiaries were in compliance with their applicable requirements.

10.      Commitments and Contingent Liabilities

     On July 11, 2001 USTC and U.S. Trust NY (collectively, USTC/USTNY) entered into a cease and desist order with the Federal Reserve Board and the Superintendent of Banks of the State of New York (State). Under the order, USTC/USTNY neither admitted nor denied that it had violated any law, but was required to pay a $5 million penalty to the Federal Reserve Board and a $5 million penalty to the State for alleged violations of various reporting and recordkeeping requirements. There is no allegation that client assets were exposed to any risk of loss, nor that there was any evidence of misappropriation or misuse of client funds on the part of any USTC/USTNY employee. In addition, the order requires USTC/USTNY to take a number of steps to review and upgrade its risk management processes and systems with respect to the Bank Secrecy Act and banking and securities laws and to provide regular reports to regulators concerning the progress of such measures. USTC/USTNY has reached an agreement with the regulators on a plan to upgrade risk management processes and systems.
     The nature of the Company's business subjects it to claims, lawsuits, regulatory examinations and other proceedings in the ordinary course of its business. The ultimate outcome of such matters and legal proceedings cannot be determined at this time, and the results of these proceedings cannot be predicted with certainty. There can be no assurance that these legal proceedings will not have a material adverse effect on the Company's results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company's financial condition and results of operations. However, it is the opinion of management, after consultation with legal counsel, that the ultimate outcome of these actions will not have a material adverse impact on the financial condition or operating results of the Company.
     For further discussion of legal proceedings, see Part II - Other Information, Item 1 - Legal Proceedings.

11.      Segment Information

     The Company structures its segments according to its various types of clients and the services provided to those clients. These segments have been aggregated, based on similarities in economic characteristics, types of clients, services provided, distribution channels and regulatory environment, into four reportable segments -- Individual Investor, Institutional Investor, Capital Markets and U.S. Trust.
     Financial information for the Company's reportable segments is presented in the following table. The Company evaluates the performance of its segments based on adjusted operating income before taxes, which excludes the restructuring and other charges, merger- and acquisition-related charges and the extraordinary gain. Intersegment revenues are immaterial and are therefore not disclosed. Total revenues and income (loss) before taxes on income (loss) and extraordinary gain are equal to the Company's consolidated amounts as reported in the condensed consolidated statement of income.

--------------------------------------------------------------------------------
                                                 Three            Six
                                             Months Ended     Months Ended
                                               June 30,         June 30,
                                             2001   2000      2001    2000
--------------------------------------------------------------------------------
Revenues
Individual Investor                        $  629  $  890   $1,325  $1,972
Institutional Investor                        211     207      428     434
Capital Markets                                67     146      185     409
U.S. Trust                                    164     161      333     315
--------------------------------------------------------------------------------
   Total                                   $1,071  $1,404   $2,271  $3,130
================================================================================
Income (loss) before taxes on
  income (loss) and
  extraordinary gain
Individual Investor                        $   64  $  206   $  142  $  547
Institutional Investor                         64      66      131     146
Capital Markets                                (4)     14        8      86
U.S. Trust (1)                                 25      38       62      81
--------------------------------------------------------------------------------
Operating income before taxes
   on operating income and
   extraordinary gain                         149     324      343     860
Restructuring and other charges (2)          (145)            (145)
Merger- and acquisition-related
   charges (3)                                (30)    (71)     (60)    (95)
--------------------------------------------------------------------------------
   Total                                   $  (26) $  253   $  138  $  765
================================================================================
(1) Excludes an extraordinary pre-tax gain of $221 million from the sale of USTC's Corporate Trust business.
(2) Restructuring includes costs relating to workforce, facilities and systems hardware reductions. Other charges include a regulatory fine, professional service fees for operational and risk management remediation, and the write-off of certain software development costs.
(3) Includes professional fees, change in control related and retention program compensation and other expenses related to the merger with USTC, and
     goodwill  and  intangible   asset   amortization   and  retention   program
     compensation related to the acquisition of CyberTrader.

12.      Supplemental Cash Flow Information

     Certain information affecting the cash flows of the Company follows:

--------------------------------------------------------------------------------
                                                                  Six
                                                              Months Ended
                                                                June 30,
                                                            2001        2000
--------------------------------------------------------------------------------
Income taxes paid                                           $ 62        $245
================================================================================
Interest paid:
  Brokerage client cash balances                            $468        $504
  Deposits from banking clients                               76          73
  Long-term debt                                              29          18
  Stock-lending activities                                    15          25
  Short-term borrowings                                       11           9
  Other                                                        2           1
--------------------------------------------------------------------------------
Total interest paid                                         $601        $630
================================================================================
Non-cash investing and financing activities:
  Common stock and options issued
   for purchases of businesses                              $ 36        $509
================================================================================

                         THE CHARLES SCHWAB CORPORATION

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

                             Description of Business

     The Company: The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide securities brokerage and related financial services for 7.7 million active client accounts(a). Client assets in these accounts totaled $858.3 billion at June 30, 2001. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 403 domestic branch offices in 48 states, as well as branches in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is an investment management firm that through its subsidiaries also provides fiduciary services and private banking services with 33 offices in 11 states. Other subsidiaries include Charles Schwab Europe (CSE), a retail securities brokerage firm located in the United Kingdom, Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, Schwab Capital Markets L.P. (SCM), a market maker in Nasdaq and other securities providing trade execution services to broker-dealers and institutional clients, and CyberTrader, Inc. (CyberTrader), an electronic trading technology and brokerage firm providing services to highly active, online investors.

------------------------
(a)  Accounts with balances or activity within the preceding eight months.

     The Company provides financial services to individuals, institutional clients and broker-dealers through four segments - Individual Investor, Institutional Investor, Capital Markets and U.S. Trust. The Individual Investor segment includes the Company's domestic and international retail operations. The Institutional Investor segment provides custodial, trading and support services to independent investment managers, and serves company 401(k) plan sponsors and third-party administrators. The Capital Markets segment provides trade execution services in Nasdaq, exchange-listed and other securities primarily to broker-dealers and institutional clients. The U.S. Trust segment provides investment management, fiduciary services and private banking services to individual and institutional clients.
     The Company's strategy is to attract and retain client assets by focusing on a number of areas within the financial services industry - retail brokerage, investment management, fiduciary services, private banking services, support services for independent investment managers, 401(k) defined contribution plans, equity securities market-making and mutual funds.
     To pursue its strategy and its objective of long-term profitable growth, the Company plans to continue leveraging its competitive advantages. These advantages include nationally recognized brands, a broad range of products and services, multi-channel delivery systems and an ongoing investment in technology. While the Company's business is predominantly conducted in the U.S., the Company continues to evaluate its international expansion.
     Brands: The Company's worldwide advertising and marketing programs support its strategy by continually reinforcing the strengths and key attributes of Schwab's full-service offering, U.S. Trust's wealth management services and CyberTrader's trading technology. By maintaining a consistent level of visibility in the marketplace, the Company seeks to establish Schwab, U.S. Trust and CyberTrader as leading financial services brands in a focused and cost-effective manner. The Company primarily uses a combination of network, cable and local television, print media, athletic event sponsorship, and online channels in its advertising.
     Products and Services: The Company offers a broad range of value-oriented products and services to meet clients' varying investment and financial needs, including help and advice and access to extensive investment research, news and information. The Company's approach to advice is based on long-term investment strategies and guidance on portfolio diversification and asset allocation.
     Schwab strives to demystify investing by educating and assisting clients in the development of investment plans. This approach is designed to be offered consistently across all of Schwab's delivery channels and provides clients with a wide selection of choices for their investment needs. Schwab's registered representatives can assist investors in developing asset allocation strategies and evaluating their investment choices, and refer investors who desire additional guidance to independent investment managers and certified financial planners through the Schwab AdvisorSource(TM) service. Schwab clients and potential clients in need of personalized wealth management services can receive referrals to U.S. Trust's investment management, trust and private banking capabilities as part of the AdvisorSource referral services program. Schwab also provides clients with access to Schwab Portfolio Consultation(TM), a package of analytical services and individual consultations with Schwab investment specialists designed to assist clients in evaluating their asset allocations. Additionally, Schwab offers investors investment education, research and analysis tools which include WebShops(TM) - a series of workshops designed to help investors increase their skills in using Schwab's online services, and The Analyst Center(R) - an Internet-based tool which connects clients to proprietary and third-party investment research, guidance and decision-making tools.
     U.S. Trust provides an array of financial services for affluent individuals and their families. These services include investment management, investment consulting, trust, financial and estate planning and private banking, including mortgage, personal lending and deposit products. U.S. Trust also provides investment management and special fiduciary services for corporations, endowments, foundations, pension plans and other institutional clients.
     Schwab also provides custodial, trading and support services to approximately 5,800 independent investment managers. As of June 30, 2001, these managers were guiding the investments of 1 million Schwab client accounts containing $239.0 billion in assets. Further, the Company provides 401(k) recordkeeping and other retirement plan services directly through a dedicated
sales  force,  as  well  as  indirectly   through   alliances  with  third-party
administrators. In the direct channel, SchwabPlan(R), the Company's 401(k) retirement plan, offers plan sponsors a wide array of investment options, participant education and servicing, trustee services, and participant-level recordkeeping.
     The Company also provides its clients with quick and efficient access to the securities markets by offering trade execution services in Nasdaq, exchange-listed and other securities through its market maker and specialist operations; access to extended-hours trading through its participation in the REDIBook ECN LLC, an electronic communication network; and the ability to analyze and trade a variety of fixed income securities through Schwab's multi-channel delivery systems.
     Schwab's Mutual Fund Marketplace(R) provides clients with the ability to invest in 2,093 mutual funds from 338 fund families. Within the Mutual Fund Marketplace, Schwab's Mutual Fund OneSource(R) service enables clients to trade 1,142 mutual funds from 237 fund families without incurring transaction fees. The Mutual Fund Marketplace also includes Schwab's mutual fund clearing service, which provides mutual fund trading and clearing services to banks and broker-dealers.
     Delivery Systems: The Company's multi-channel delivery systems allow clients to choose how they prefer to do business with the Company. To enable clients to obtain services in person with a Company representative, the Company maintains a network of offices. Schwab's branch offices also provide investors with access to the Internet. U.S. Trust's clients can meet with wealth management professionals at regional offices to obtain access to U.S. Trust's financial services.
     Telephonic access to Schwab is provided primarily through five regional client telephone service centers and two online client support centers that operate both during and after normal market hours. Additionally, clients are able to obtain financial information on an automated basis through Schwab's automated telephonic and online channels. Automated telephonic channels include TeleBroker(R), Schwab's touch-tone telephone quote and trading service, and Schwab by Phone(TM), Schwab's voice recognition quote and trading service.
     Online channels include the Charles Schwab Web Site(TM), an information and trading service on the Internet at www.schwab.com, CyberTrader's integrated software-based trading platforms for highly active investors, PocketBroker(TM), a wireless information and trading service, PC-based services such as SchwabLink(R), a service for investment managers, as well as StreetSmart Pro(R) and Velocity(TM), online trading systems which provide enhanced trade information and order execution for certain of Schwab's clients who trade frequently. While most client transactions are completed through the online channel, the Company continues to stress the importance of Clicks and Mortar(TM) access - blending the power of the Internet with personal service to create a full-service client experience.
     Technology: The Company's ongoing investment in technology is a key element in expanding its product and service offerings, enhancing its delivery systems, providing fast and consistent client service, reducing processing costs, and facilitating the Company's ability to handle significant increases in client activity without a corresponding rise in staffing levels. The Company uses technology to empower its clients to manage their financial affairs and is a leader in driving technological advancements in the financial services industry.
     International: The Company's international business serves both foreign investors and non-English-speaking U.S. clients. The Company has established a presence in the United Kingdom, Canada, Hong Kong, Japan, Australia, the Cayman Islands and Brazil. In the U.S., the Company serves Chinese-, Korean-, Vietnamese- and Spanish-speaking clients through a combination of designated branch offices and Web-based and telephonic services. As of June 30, 2001, client assets in the Company's international business totaled $22.8 billion.
     New Developments During the Second Quarter of 2001: The Company responds to changing client needs with continued product, technology and service innovations. During the second quarter of 2001:
o As part of its plan to sell its equity investment in Epoch Partners, Inc. to The Goldman Sachs Group, Inc. (Goldman), the Company signed an agreement to provide Schwab clients with access to Goldman's research and equity market offerings.
o Schwab opened three pilot Schwab Private Client offices, which are designed to serve the needs of more affluent clients who desire a higher level of service yet wish to retain control of their investment decisions.
o Schwab launched its MarketPlace, an internal Web site which provides service representatives with a consistent set of market viewpoints and investment ideas to support their discussions with clients.
o CyberTrader upgraded its two direct access-trading platforms to include streaming news and remote trading, and enhanced its Web site to include an industry news center and CyberTrader U, which offers a variety of introductory and intermediate online classes for traders.
o Schwab launched several new services to help independent investment managers manage and build their practices, including the Electronic Account Submission system, which allows independent investment managers to establish new client account numbers immediately upon request. In addition, Schwab introduced Managed Account Select(TM), which enables independent investment managers to provide clients with access to pre-screened money managers under a simplified single-fee structure.
o USTC completed its acquisition of Resource Companies, Inc., a Minneapolis-based investment management, trust and private banking firm with approximately $2 billion in assets under management.
     Restructuring: In the second quarter of 2001, the Company initiated a restructuring plan (the Plan) to reduce operating expenses due to continued economic uncertainties and difficult market conditions. The Plan includes a workforce reduction, a reduction in operating facilities and the removal of certain systems hardware from service. The Plan is intended to realign the Company's workforce, facilities and systems capacity with the current market environment, allowing the Company to enhance financial performance while continuing to maintain suitable capacity and provide quality service to clients.
     The Company recorded a pre-tax charge of $117 million in the second quarter of 2001 for restructuring costs, comprised of $54 million for workforce reduction, $51 million for a reduction in operating facilities, and $12 million for the removal of certain systems hardware from service. The Company expects to recognize $15 million to $20 million in restructuring costs during the third quarter of 2001 as the remaining elements of the Plan are completed. The total estimated restructuring charge is higher than the amount disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 due to (1) costs for additional leased facilities which were identified during the finalization of the restructuring plan in the second quarter of 2001, (2) reductions in the estimates of sublease income due to softening in the commercial real estate market, and (3) noncash compensation expense for the extension of officers' stock option expiration dates through the end of their severance period.
     The Company expects that the Plan will reduce pre-tax operating expenses by approximately $35 million in the third quarter of 2001. This amount is expected to gradually increase to $43 million per quarter by the first quarter of 2002, including reductions in compensation and benefits of approximately $32 million for mandatory staff reductions, and occupancy and equipment of approximately $10 million for reductions in future lease commitments and operating facilities. Additionally, employee attrition is estimated to result in a reduction in compensation and benefits of approximately $10 million per quarter beginning in the first quarter of 2002.
     For further information on the Plan, see note "4 - Restructuring and Other Charges" in the Notes to Condensed Consolidated Financial Statements. In light of prevailing business conditions, the Company continues to evaluate its operations and expense structure, including its project and media spending. Further restructuring initiatives, including additional workforce and technology capacity reductions, are likely to result in additional charges during the second half of 2001.
     Other Charges: The Company recorded other pre-tax charges of $28 million in the second quarter of 2001. These charges include a regulatory fine assessed to USTC and United States Trust Company of New York (U.S. Trust NY), professional service fees for operational and risk management remediation at USTC and U.S. Trust NY, and the write-off of certain software development costs at CSE.

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

                           Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as "believe," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management's beliefs, objectives and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company's senior management. These statements relate to, among other things, the Company's ability to pursue its strategy of attracting and retaining client assets (see Description of Business: The Company), the impact of the restructuring plan on the Company's results of operations (see Description of Business:
Restructuring), the impact of decimalization on the Company's results of operations (see Revenues - Principal Transactions), sources of liquidity and capital (see Liquidity and Capital Resources - Liquidity), capital expenditures and development spending (see Liquidity and Capital Resources - Cash Flows and Capital Resources), and contingent liabilities (see Part II - Other Information,
Item 1 - Legal Proceedings). Achievement of the expressed expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed expectations described in these statements. Important factors that may cause such differences are noted in this interim report and include, but are not limited to: the effect of client trading patterns on Company revenues and earnings; changes in revenues and profit margin due to cyclical securities markets and fluctuations in interest rates; the level and volatility of equity prices; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes; changes in the rates of employee attrition; the Company's inability to attract and retain key personnel; the timing and impact of changes in the Company's level of investments in personnel, technology, or advertising; changes in technology; computer system failures and security breaches; the effects of competitors' pricing, product and service decisions and intensified competition; evolving regulation and changing industry practices adversely affecting the Company; adverse results of litigation; the inability to obtain external financing at acceptable rates; a significant decline in the real estate market, including the Company's ability to sublease properties; and risks associated with international expansion and operations.

  Three Months Ended June 30, 2001 Compared To Three Months Ended June 30, 2000

     All references to earnings per share information in this report reflect diluted earnings per share unless otherwise noted.

Financial Overview

     While the securities markets showed intermittent signs of strengthening during the second quarter of 2001, the economic environment remained uncertain. In this continued difficult market environment, the Company's clients reduced their trading activity relative to year-earlier levels. As a result, the Company's trading revenues in the second quarter of 2001 decreased 41% from the second quarter of 2000 and total revenues decreased 24% for the same period.
     Revenues of $1.1 billion in the second quarter of 2001 declined $333 million from the second quarter of 2000 primarily due to decreases in revenues of $261 million, or 29%, in the Individual Investor segment and $79 million, or 54%, in the Capital Markets segment. See note "11 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.
     Total expenses excluding interest during the second quarter of 2001 were $1.1 billion, down 5% from $1.2 billion during the second quarter of 2000. This decrease was primarily caused by a significant decline in bonuses and the Company's continued expense reduction measures, partially offset by restructuring charges.
     In June 2001, USTC sold its Corporate Trust business to The Bank of New York Company, Inc. (Bank of NY). During the second quarter of 2001, the Company recognized a pre-tax extraordinary gain of $221 million on this sale, or $121 million after tax. Total proceeds received were $273 million and the Company incurred pre-tax closing and exit costs of $30 million for severance, professional fees and other related disposal costs. As part of the sale agreement, up to $22 million of the sale proceeds may be returned to Bank of NY if certain client retention requirements are not met during the ten-month period following the sale. This amount has been deferred and the appropriate amount will be recognized in earnings based upon actual client retention.
     In evaluating the Company's financial performance, management uses adjusted operating income, which excludes non-operating charges and the extraordinary gain. The Company's after-tax operating income for the second quarter of 2001 was $97 million, down 51% from the second quarter of 2000, and its after-tax operating profit margin for the second quarter of 2001 was 9.1%, down from 14.2% for the second quarter of 2000. A reconciliation of the Company's operating income to net income is shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                   Three Months
                                                       Ended
                                                      June 30,        Percent
                                                   2001     2000      Change
--------------------------------------------------------------------------------
Operating income, after tax                       $  97     $199       (51%)
Non-operating items:
   Extraordinary gain (1)                           221
     Tax effect                                    (100)
--------------------------------------------------------------------------------
   Net extraordinary gain                           121
   Non-operating charges:
     Restructuring (2)                             (117)
     Other charges (3)                              (28)
     Merger- and acquisition-related costs (4)      (30)     (71)      (58)
--------------------------------------------------------------------------------
       Total non-operating charges                 (175)     (71)      146
         Tax effect                                  59        9       n/m
--------------------------------------------------------------------------------
   Net non-operating charges                       (116)     (62)       87
--------------------------------------------------------------------------------
Non-operating items (after tax)                       5      (62)      n/m
--------------------------------------------------------------------------------
Net income                                        $ 102     $137       (26%)
================================================================================
(1) The Company recorded an extraordinary gain, net of closing and exit costs, from the sale of USTC's Corporate Trust business to Bank of NY.
(2) The restructuring plan includes a workforce reduction, a reduction in operating facilities, and the removal of certain systems hardware from service.
(3) Other pre-tax charges include a regulatory fine assessed against USTC and U.S. Trust NY, professional service fees for operational and risk management remediation at USTC and U.S. Trust NY, and the write-off of certain software development costs at CSE.
(4) Includes pre-tax professional fees, change in control related and retention program compensation and other expenses related to the merger with USTC, and goodwill and intangible asset amortization and retention program compensation related to the acquisition of CyberTrader.
n/m  Not meaningful.

     The Company's operating income before taxes for the second quarter of 2001 was $149 million, down $175 million, or 54%, from the second quarter of 2000 due to decreases of $142 million, or 69%, in the Individual Investor segment, $2 million, or 3%, in the Institutional Investor segment, $18 million in the Capital Markets segment and $13 million, or 34%, in the U.S. Trust segment. These decreases were primarily due to lower levels of trading activity, lower levels of margin loans to clients and lower average revenue per share traded in the Capital Markets segment.
     Including the non-operating charges, the Company's loss before taxes and the extraordinary gain was $26 million for the second quarter of 2001, compared to income before taxes of $253 million for the second quarter of 2000. The Company's net income for the second quarter of 2001 decreased 26% to $102 million, or $.07 per share, down from $137 million, or $.09 per share, for the second quarter of 2000. The Company's after-tax profit margin for the second quarter of 2001 was 9.5%, which was slightly lower than the 9.8% margin in the second quarter of 2000.
     The annualized return on stockholders' equity for the second quarter of 2001 was 9%, down from 15% for the second quarter of 2000 primarily due to the decline in net income as discussed above, as well as a 19% increase in average stockholders' equity from the second quarter of 2000 to the second quarter of 2001.
     The Company's client trading activity is shown in the following table (in thousands):

--------------------------------------------------------------------------------
                                                       Three Months
                                                           Ended
                                                         June 30,     Percent
Daily Average Trades                                   2001    2000    Change
--------------------------------------------------------------------------------
Revenue Trades
   Online                                              134.5   199.0    (32%)
   TeleBroker(R)and Schwab by PhoneTM                    7.6     7.0      9
   Regional client telephone service
     centers, branch offices and other                  18.3    28.7    (36)
--------------------------------------------------------------------------------
   Total                                               160.4   234.7    (32%)
================================================================================
Mutual Fund OneSource(R) Trades
   Online                                               34.9    33.2      5%
   TeleBroker and Schwab by Phone                         .4     1.0    (60)
   Regional client telephone service
     centers, branch offices and other                  17.3    19.1     (9)
--------------------------------------------------------------------------------
   Total                                                52.6    53.3     (1%)
================================================================================
Total Daily Average Trades
   Online                                              169.4   232.2    (27%)
   TeleBroker and Schwab by Phone                        8.0     8.0
   Regional client telephone service
     centers, branch offices and other                  35.6    47.8    (26)
--------------------------------------------------------------------------------
  Total                                                213.0   288.0    (26%)
================================================================================

     Assets in client accounts were $858.3 billion at June 30, 2001, a decrease of $72.9 billion, or 8%, from a year ago as shown in the following table. This decrease from a year ago included net new client assets of $123.6 billion offset by net market losses of $196.5 billion related to client accounts.

--------------------------------------------------------------------------------
Growth in Client Assets and Accounts
   (In billions, at quarter end,                       June 30,      Percent
   except as noted)                                2001      2000    Change
--------------------------------------------------------------------------------
Assets in client accounts
   Schwab One(R), other cash
     equivalents and deposits
     from banking clients                         $ 27.0    $ 26.1     3%
   Proprietary funds (SchwabFunds(R)
     and Excelsior(R)):
       Money market funds                          122.7      97.8    25
       Equity and bond funds                        30.6      30.0     2
--------------------------------------------------------------------------------
         Total proprietary funds                   153.3     127.8    20
--------------------------------------------------------------------------------
   Mutual Fund Marketplace(R)(1):
     Mutual Fund OneSource(R)                       93.0     113.4   (18)
     Mutual Fund clearing services                  21.0       7.8   169
     All other                                      74.4      74.8    (1)
--------------------------------------------------------------------------------
         Total Mutual Fund Marketplace             188.4     196.0    (4)
--------------------------------------------------------------------------------
           Total mutual fund assets                341.7     323.8     6
--------------------------------------------------------------------------------
   Equity and other securities (1)                 405.7     517.8   (22)
   Fixed income securities                          95.4      83.7    14
   Margin loans outstanding                        (11.5)    (20.2)  (43)
--------------------------------------------------------------------------------
     Total client assets                          $858.3    $931.2    (8%)
================================================================================
Net growth in assets
   in client accounts
   (for the quarter ended)
     Net new client assets                        $ 11.3    $ 36.6
     Net market gains (losses)                      41.2     (57.6)
---------------------------------------------------------------------
   Net growth (decline)                           $ 52.5    $(21.0)
=====================================================================
New client accounts
   (in thousands, for the
   quarter ended)                                  265.9     400.1   (34%)
Active client
   accounts (in millions) (2)                        7.7       7.2     7%
================================================================================
Active online Schwab client
   accounts (in millions) (3)                        4.3       4.1     5%
Online Schwab client assets                       $349.2    $413.5   (16%)
================================================================================
(1) Excludes money market funds and all proprietary money market, equity and bond funds.
(2) Active accounts are defined as accounts with balances or activity within the preceding eight months.
(3) Active online accounts are defined as all accounts within a household that has had at least one online session within the past twelve months.

REVENUES

     Revenues declined $333 million, or 24%, in the second quarter of 2001 compared to the second quarter of 2000, due to a $201 million, or 37%, decrease in commission revenues, an $88 million, or 28%, decrease in interest revenue net of interest expense (referred to as net interest revenue) and a $73 million, or 57%, decrease in principal transaction revenues. These declines were slightly offset by an $18 million, or 5%, increase in asset management and administration fees and an $11 million, or 46%, increase in other revenue. As trading volumes decreased significantly during the second quarter of 2001, the Company's non-trading revenues represented 63% of total revenues as compared to 52% for the second quarter of 2000 as shown in the following table.

--------------------------------------------------------------------------------
                                                           Three Months
                                                              Ended
                                                             June 30,
Composition of Revenues                                   2001     2000
--------------------------------------------------------------------------------
Commissions                                                32%      39%
Principal transactions                                      5        9
--------------------------------------------------------------------------------
   Total trading revenues                                  37       48
--------------------------------------------------------------------------------
Asset management and administration fees                   38       28
Net interest revenue                                       22       23
Other                                                       3        1
--------------------------------------------------------------------------------
   Total non-trading revenues                              63       52
--------------------------------------------------------------------------------
Total                                                     100%     100%
================================================================================

Commissions

     The Company earns commission revenues by executing client trades primarily through the Individual Investor and Institutional Investor segments. These revenues are affected by the number of client accounts that trade, the average number of commission-generating trades per account, and the average commission per trade.
     Commission revenues for the Company were $341 million for the second quarter of 2001, down $201 million, or 37%, from the second quarter of 2000. As shown in the following table, the total number of revenue trades executed by the Company has decreased 32% as the number of client accounts that traded and client trading activity per account have declined. Average commission per revenue trade decreased 6%. This decline was mainly due to reduced pricing of equity trades made through automated telephone channels to align them with online pricing, as well as the impact of CyberTrader's lower pricing.

--------------------------------------------------------------------------------
                                                   Three Months
                                                      Ended
Commissions Earned on                                June 30,        Percent
   Client Revenue Trades                          2001      2000     Change
--------------------------------------------------------------------------------
Client accounts that traded during
   the quarter (in thousands)                    1,426     1,898      (25%)
Average client revenue trades
   per account                                    7.08      7.78       (9)
Total revenue trades
   (in thousands)                               10,098    14,772      (32)
Average commission per
   revenue trade                               $ 34.50   $ 36.65       (6)
Commissions earned on client
   revenue trades (in millions) (1)            $   348   $   541      (36)
================================================================================
(1) Includes certain non-commission revenues relating to the execution of client trades. Excludes commissions on trades relating to specialist operations and U.S. Trust commissions on trades.

Asset Management and Administration Fees

     Asset management and administration fees include mutual fund service fees, as well as fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for recordkeeping and shareholder services provided to third-party funds, and for transfer agent services, shareholder services, administration and investment management provided to its proprietary funds. These fees are based upon the daily balances of client assets invested in third-party funds and upon the average daily net assets of the Company's proprietary funds. Mutual fund service fees are earned primarily through the Individual Investor and Institutional Investor segments. The Company also earns asset management and administration fees for financial services, including investment management and consulting, trust and fiduciary services, financial and estate planning, and private banking services, provided to individual and institutional clients. These fees are primarily based on the value and composition of assets under management and are earned primarily through the U.S. Trust segment, as well as the Individual Investor and Institutional Investor segments.
     Asset management and administration fees were $408 million for the second quarter of 2001, up $18 million, or 5%, from the second quarter of 2000, as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                     Three Months
                                                        Ended
Asset Management                                       June 30,     Percent
   and Administration Fees                           2001    2000   Change
--------------------------------------------------------------------------------
Mutual fund service fees:
   Proprietary funds
    (SchwabFunds(R)and Excelsior(R))                 $200    $165     21%
   Mutual Fund OneSource(R)                            73      81    (10)
   Other                                                7       7
Asset management and related services                 128     137     (7)
--------------------------------------------------------------------------------
   Total                                             $408    $390      5%
================================================================================

     The increase in asset management and administration fees was primarily due to increases in client assets in the Company's proprietary funds, partially offset by decreases in U.S. Trust's client assets and client assets in Schwab's Mutual Fund OneSource.

Net Interest Revenue

     Net interest revenue is the difference between interest earned on assets (mainly margin loans to clients, investments required to be segregated for clients, securities available for sale, and private banking loans) and interest paid on liabilities (mainly brokerage client cash balances and banking deposits). Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and hedging strategies. Most of the Company's net interest revenue is earned by Schwab through the Individual Investor and Institutional Investor segments, as well as by U.S. Trust through the U.S. Trust segment.
     Net interest revenue was $232 million for the second quarter of 2001, down $88 million, or 28%, from the second quarter of 2000 as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                Three Months
                                                   Ended
                                                  June 30,       Percent
                                               2001     2000      Change
--------------------------------------------------------------------------------
Interest Revenue
Margin loans to clients                        $211     $464       (55%)
Investments, client-related                     161       69       133
Private banking loans                            58       54         7
Securities available for sale                    21       18        17
Other                                            38       46       (17)
--------------------------------------------------------------------------------
   Total                                        489      651       (25)
--------------------------------------------------------------------------------
Interest Expense
Brokerage client cash balances                  195      263       (26)
Deposits from banking clients                    34       38       (11)
Long-term debt                                   14       15        (7)
Stock-lending activities                          5       11       (55)
Short-term borrowings                             5        4        25
Other                                             4                n/m
--------------------------------------------------------------------------------
   Total                                        257      331       (22)
--------------------------------------------------------------------------------
Net interest revenue                           $232     $320       (28%)
================================================================================
n/m  Not meaningful.

     Client-related and other daily average balances, interest rates and average net interest spread for the second quarters of 2001 and 2000 are summarized in the following table (dollars in millions):

--------------------------------------------------------------------------------
                                                      Three Months Ended
                                                            June 30,
                                                        2001       2000
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Margin loans to clients:
  Average balance outstanding                         $11,464    $20,756
  Average interest rate                                 7.38%      8.99%
Investments (client-related):
  Average balance outstanding                         $14,377    $ 5,283
  Average interest rate                                 4.50%      5.23%
Private banking loans:
  Average balance outstanding                         $ 3,269    $ 2,832
  Average interest rate                                 7.12%      7.61%
Securities available for sale:
  Average balance outstanding                         $ 1,317    $ 1,164
  Average interest rate                                 6.45%      6.14%
Average yield on interest-earning assets                5.95%      8.09%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                         $22,247    $20,957
  Average interest rate                                 3.52%      5.04%
Interest-bearing banking deposits:
  Average balance outstanding                         $ 3,296    $ 3,050
  Average interest rate                                 4.14%      4.99%
Other interest-bearing sources:
  Average balance outstanding                         $ 1,154    $ 1,841
  Average interest rate                                 4.58%      4.80%
Average noninterest-bearing portion                   $ 3,730    $ 4,187
Average interest rate on funding sources                3.20%      4.32%
Summary:
  Average yield on interest-earning assets              5.95%      8.09%
  Average interest rate on funding sources              3.20%      4.32%
--------------------------------------------------------------------------------
Average net interest spread                             2.75%      3.77%
================================================================================

     The decrease in net interest revenue from the second quarter of 2000 was primarily due to lower levels of margin loans to clients, partially offset by higher average balances of client-related investments.

Principal Transactions

     Principal transaction revenues are primarily comprised of net gains from market-making activities in Nasdaq and other securities effected through the Capital Markets segment. Factors that influence principal transaction revenues include the volume of client trades, market price volatility, average revenue per share traded and changes in regulations and industry practices.
     Principal transaction revenues were $55 million for the second quarter of 2001, down $73 million, or 57%, from the second quarter of 2000. This decrease was primarily due to lower average revenue per share traded.
     The exchanges and Nasdaq completed phasing in decimal pricing for all equity securities on April 9, 2001. This change, which only affects the Capital Markets segment, has caused a significant decrease in average revenue per share traded. Accordingly, management considers it likely that decimalization will continue to adversely impact this segment's revenues.

Expenses Excluding Interest

     Beginning in the fourth quarter of 2000, the Company implemented a number of expense reduction measures, including hiring restrictions. Although these reduction measures continued through the second quarter of 2001, the Company experienced increases in certain expenses during the second quarter of 2001 when compared to the second quarter of 2000. This was due to the Company's continued investment in people, technology and facilities made during 2000.
     During the second quarter of 2001, the Company initiated a restructuring plan to reduce operating expenses due to continued economic uncertainties and difficult market conditions. The Company recorded a pre-tax charge of $117 million in the second quarter of 2001 for restructuring charges.
     Compensation and benefits expense was $479 million for the second quarter of 2001, down $114 million, or 19%, from the second quarter of 2000 primarily due to a decline in variable compensation expense resulting from the Company's financial performance. The following table shows a comparison of certain compensation and benefits components and employee data (in thousands):

--------------------------------------------------------------------------------
                                                          Three Months
                                                             Ended
                                                            June 30,
                                                          2001    2000
--------------------------------------------------------------------------------
Compensation and benefits expense as a
   % of total revenues                                     45%      42%
Variable compensation as a
   % of compensation and benefits expense                  10%      26%
Compensation for temporary employees,
   contractors and overtime hours as a
   % of compensation and benefits expense                   6%      11%
Full-time equivalent employees
   (at end of quarter) (1)                                22.4     24.3
Revenues per average full-time equivalent
   employee                                              $46.0    $59.6
================================================================================
(1) Includes full-time, part-time and temporary employees, and persons employed on a contract basis.

     Occupancy and equipment expense was $122 million for the second quarter of 2001, up $22 million, or 22%, from the second quarter of 2000. This increase was primarily due to facilities expansion to support the Company's growth in employees and enhancements in systems capacity during 2000.
     Advertising and market development expense was $50 million for the second quarter of 2001, down $27 million, or 35%, from the second quarter of 2000. This decrease was primarily a result of reductions in television and print media spending as part of the Company's expense reduction measures.
     Depreciation and amortization expense was $85 million for the second quarter of 2001, up $22 million, or 35%, from the second quarter of 2000. The increase was primarily due to an increase in information technology equipment and software during 2000. The increase was also due to amortization of additional leasehold improvements for new branches and office space, as well as internally-developed software.
     Merger-related  expense  for the second  quarter  of 2000 was $50  million.
There were no such charges for the second quarter of 2001. Merger-related expense consists of professional fees and change in control related compensation from the merger with USTC.
     Other charges, included in restructuring and other charges, were $28 million for the second quarter of 2001 and include a regulatory fine, professional service fees for operational and risk management remediation, and the write-off of certain software development costs. There were no such charges for the second quarter of 2000.
     Other expenses were $25 million for the second quarter of 2001, down $30 million, or 55%, from the second quarter of 2000. This decrease was due to lower trade-related errors (primarily resulting from system downtime), travel and related costs and trading volume-related regulatory expenses.
     The Company's effective income tax rate was 47.7% for the second quarter of 2001, up slightly from 45.9% for the second quarter of 2000.

    Six Months Ended June 30, 2001 Compared To Six Months Ended June 30, 2000

     All references to earnings per share information in this report reflect diluted earnings per share unless otherwise noted.

Financial Overview

     During the first half of 2001, the securities markets experienced a continued slowdown, with the Nasdaq Composite Index decreasing 13% and the Standard & Poor's 500 Index decreasing 7% from December 31, 2000. In this difficult market environment, the Company's clients reduced their trading activity relative to year-earlier levels. As a result, the Company's trading revenues in the first half of 2001 decreased 47% from the first half of 2000 and total revenues decreased 27% for the same period.
     Revenues of $2.3 billion in the first half of 2001 declined $859 million from the first half of 2000 due to decreases in revenues of $647 million, or 33%, in the Individual Investor segment, $6 million, or 1%, in the Institutional Investor segment and $224 million, or 55%, in the Capital Markets segment. These decreases were slightly offset by an increase of $18 million, or 6%, in the U.S. Trust segment.
     Total expenses excluding interest during the first half of 2001 were $2.1 billion, down 10% from $2.4 billion during the first half of 2000. This decrease was primarily caused by a significant decline in bonuses and the Company's continued expense reduction measures, partially offset by restructuring charges.
     In evaluating the Company's financial performance, management uses adjusted operating income, which excludes non-operating charges and the extraordinary gain. The Company's after-tax operating income for the first half of 2001 was $217 million, down 58% from the first half of 2000, and its after-tax operating profit margin for the first half of 2001 was 9.6%, down from 16.7% for the first half of 2000. A reconciliation of the Company's operating income to net income is shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                       Six Months
                                                         Ended
                                                        June 30,     Percent
                                                     2001     2000   Change
--------------------------------------------------------------------------------
Operating income, after tax                         $ 217     $522    (58%)
Non-operating items:
   Extraordinary gain (1)                             221
     Tax effect                                      (100)
--------------------------------------------------------------------------------
   Net extraordinary gain                             121
   Non-operating charges:
     Restructuring (2)                               (117)
     Other charges (3)                                (28)
     Merger- and acquisition-related costs (4)        (60)     (95)   (37)
--------------------------------------------------------------------------------
       Total non-operating charges                   (205)     (95)   116
         Tax effect                                    66       10    n/m
--------------------------------------------------------------------------------
   Net non-operating charges                         (139)     (85)    64
--------------------------------------------------------------------------------
Non-operating items (after tax)                       (18)     (85)   (79)
--------------------------------------------------------------------------------
Net income                                          $ 199     $437    (54%)
================================================================================
(1) The Company recorded an extraordinary gain, net of closing and exit costs, from the sale of USTC's Corporate Trust business to Bank of NY.
(2) The restructuring plan includes a workforce reduction, a reduction in operating facilities, and the removal of certain systems hardware from service.
(3) Other pre-tax charges include a regulatory fine assessed against USTC and U.S. Trust NY, professional service fees for operational and risk management remediation at USTC and U.S. Trust NY, and the write-off of certain software development costs at CSE.
(4) Includes pre-tax professional fees, change in control related and retention program compensation and other expenses related to the merger with USTC, and goodwill and intangible asset amortization and retention program compensation related to the acquisition of CyberTrader.
n/m  Not meaningful.

     The Company's operating income before taxes for the first half of 2001 was $343 million, down $517 million, or 60%, from the first half of 2000 due to decreases of $405 million, or 74%, in the Individual Investor segment, $15 million, or 10%, in the Institutional Investor segment, $78 million, or 91%, in the Capital Markets segment and $19 million, or 23%, in the U.S. Trust segment. These decreases were primarily due to the factors described in the comparison between the three-month periods.
     Including the non-operating charges, the Company's income before taxes and extraordinary gain for the first half of 2001 was $138 million, down $627 million, or 82%, from the first half of 2000. The Company's net income for the first half of 2001 decreased 54% to $199 million, or $.14 per share, down from $437 million, or $.31 per share, for the first half of 2000. The Company's after-tax profit margin for the first half of 2001 was 8.8%, which was lower than the 14.0% margin in the first half of 2000.
     The annualized return on stockholders' equity for the first half of 2001 was 9%, down from 27% for the first half of 2000 primarily due to the decline in net income as discussed above, as well as a 34% increase in average stockholders' equity from the first half of 2000 to the first half of 2001.
     The Company's client trading activity is shown in the following table (in thousands):

--------------------------------------------------------------------------------
                                                Six Months
                                                   Ended
                                                  June 30,        Percent
Daily Average Trades                           2001    2000       Change
--------------------------------------------------------------------------------
Revenue Trades
   Online                                     149.9    227.8       (34%)
   TeleBroker(R)and Schwab by Phone(TM)         8.3      9.3       (11)
   Regional client telephone service
     centers, branch offices and other         19.8     35.3       (44)
--------------------------------------------------------------------------------
   Total                                      178.0    272.4       (35%)
================================================================================
Mutual Fund OneSource(R) Trades
  Online                                       36.8     40.3        (9%)
  TeleBroker and Schwab by Phone                 .4      1.5       (73)
  Regional client telephone service
     centers, branch offices and other         17.9     23.1       (23)
--------------------------------------------------------------------------------
  Total                                        55.1     64.9       (15%)
================================================================================
Total Daily Average Trades
  Online                                      186.7    268.1       (30%)
  TeleBroker and Schwab by Phone                8.7     10.8       (19)
  Regional client telephone service
     centers, branch offices and other         37.7     58.4       (35)
--------------------------------------------------------------------------------
  Total                                       233.1    337.3       (31%)
================================================================================

     During the first six months of 2001, net new client assets and new accounts decreased from the first six months of 2000 as shown in the table below.

--------------------------------------------------------------------------------
                                              Six Months
                                                 Ended
Growth in Client Assets and Accounts            June 30,        Percent
   (In billions, except as noted)            2001      2000      Change
--------------------------------------------------------------------------------
Net growth in assets
   in client accounts
     Net new client assets                 $ 42.2    $ 89.9
     Net market losses                      (55.6)     (4.7)
-------------------------------------------------------------
   Net growth (decline)                    $(13.4)   $ 85.2
=============================================================
New client accounts
   (in thousands)                           546.3     897.2       (39%)
================================================================================

REVENUES

     Revenues declined $859 million, or 27%, in the first half of 2001 compared to the first half of 2000, due to a $581 million, or 44%, decrease in commission revenues, a $223 million, or 60%, decrease in principal transaction revenues and a $127 million, or 21%, decrease in net interest revenue. These declines were slightly offset by a $57 million, or 7%, increase in asset management and administration fees. As trading volumes decreased significantly during the first half of 2001, the Company's non-trading revenues represented 60% of total revenues as compared to 46% for the first half of 2000 as shown in the following table.

--------------------------------------------------------------------------------
                                                          Six Months
                                                             Ended
                                                           June 30,
Composition of Revenues                                 2001     2000
--------------------------------------------------------------------------------
Commissions                                              33%      42%
Principal transactions                                    7       12
--------------------------------------------------------------------------------
   Total trading revenues                                40       54
--------------------------------------------------------------------------------
Asset management and administration fees                 36       24
Net interest revenue                                     22       20
Other                                                     2        2
--------------------------------------------------------------------------------
   Total non-trading revenues                            60       46
--------------------------------------------------------------------------------
Total                                                   100%     100%
================================================================================

Commissions

     Commission revenues for the Company were $749 million for the first half of 2001, down $581 million, or 44%, from the first half of 2000. As shown in the following table, the total number of revenue trades executed by the Company has decreased 35% as the number of client accounts that traded and client trading activity per account have declined. Average commission per revenue trade decreased 12%. This decline was due to the factors described in the comparison between the three-month periods.


--------------------------------------------------------------------------------
                                                    Six Months
                                                      Ended
Commissions Earned on                                June 30,      Percent
   Client Revenue Trades                          2001      2000   Change
--------------------------------------------------------------------------------
Client accounts that traded during
   the period (in thousands)                      2,224     3,016   (26%)
Average client revenue trades
   per account                                    10.00     11.38   (12)
Total revenue trades
   (in thousands)                                22,247    34,315   (35)
Average commission per
   revenue trade                                 $34.13    $38.63   (12)
Commissions earned on client
   revenue trades (in millions) (1)              $  759    $1,325   (43)
================================================================================
(1) Includes certain non-commission revenues relating to the execution of client trades. Excludes commissions on trades relating to specialist operations and U.S. Trust commissions on trades.

Asset Management and Administration Fees

     Asset management and administration fees were $819 million for the first half of 2001, up $57 million, or 7%, from the first half of 2000, as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                     Six Months
                                                       Ended
Asset Management                                      June 30,     Percent
   and Administration Fees                          2001    2000   Change
--------------------------------------------------------------------------------
Mutual fund service fees:
   Proprietary funds
    (SchwabFunds(R)and Excelsior(R))                 $390    $324     20%
   Mutual Fund OneSource(R)                           145     164    (12)
   Other                                               17      15     13
Asset management and related services                 267     259      3
--------------------------------------------------------------------------------
   Total                                             $819    $762      7%
================================================================================

     The increase in asset management and administration fees was primarily due to increases in client assets in the Company's proprietary funds, partially offset by a decrease in client assets in Schwab's Mutual Fund OneSource.

Net Interest Revenue

     Net interest revenue was $489 million for the first half of 2001, down $127 million, or 21%, from the first half of 2000 as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                     Six Months
                                                        Ended
                                                      June 30,       Percent
                                                   2001     2000      Change
--------------------------------------------------------------------------------
Interest Revenue
Margin loans to clients                          $  513   $  865       (41%)
Investments, client-related                         320      169        89
Private banking loans                               116      104        12
Securities available for sale                        42       35        20
Other                                                87       79        10
--------------------------------------------------------------------------------
   Total                                          1,078    1,252       (14)
--------------------------------------------------------------------------------
Interest Expense
Brokerage client cash balances                      460      504        (9)
Deposits from banking clients                        74       73         1
Long-term debt                                       29       25        16
Stock-lending activities                             14       24       (42)
Short-term borrowings                                10        7        43
Other                                                 2        3       (33)
--------------------------------------------------------------------------------
   Total                                            589      636        (7)
--------------------------------------------------------------------------------
Net interest revenue                             $  489   $  616       (21%)
================================================================================

     Client-related and other daily average balances, interest rates and average net interest spread for the first halves of 2001 and 2000 are summarized in the following table (dollars in millions):

--------------------------------------------------------------------------------
                                                        Six Months Ended
                                                             June 30,
                                                         2001       2000
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Margin loans to clients:
  Average balance outstanding                          $12,860    $20,211
  Average interest rate                                  8.04%      8.61%
Investments (client-related):
  Average balance outstanding                          $13,171    $ 6,498
  Average interest rate                                  4.90%      5.22%
Private banking loans:
  Average balance outstanding                          $ 3,167    $ 2,763
  Average interest rate                                  7.39%      7.54%
Securities available for sale:
  Average balance outstanding                          $ 1,329    $ 1,155
  Average interest rate                                  6.34%      6.03%
Average yield on interest-earning assets                 6.54%      7.70%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                          $22,375    $20,841
  Average interest rate                                  4.14%      4.87%
Interest-bearing banking deposits:
  Average balance outstanding                          $ 3,315    $ 3,043
  Average interest rate                                  4.52%      4.83%
Other interest-bearing sources:
  Average balance outstanding                          $ 1,299    $ 2,103
  Average interest rate                                  4.66%      4.40%
Average noninterest-bearing portion                    $ 3,538    $ 4,640
Average interest rate on funding sources                 3.72%      4.09%
Summary:
  Average yield on interest-earning assets               6.54%      7.70%
  Average interest rate on funding sources               3.72%      4.09%
--------------------------------------------------------------------------------
Average net interest spread                              2.82%      3.61%
================================================================================

     The decrease in net interest revenue from the first half of 2000 was primarily due to the factors described in the comparison between the three-month periods.

Principal Transactions

     Principal transaction revenues were $150 million for the first half of 2001, down $223 million, or 60%, from the first half of 2000. This decrease was due to lower average revenue per share traded, primarily caused by the change to decimal pricing, and lower share volume handled by SCM.

Expenses Excluding Interest

     Beginning in the fourth quarter of 2000, the Company implemented a number of expense reduction measures which continued through the first half of 2001, and which have contributed to the 10% decline in total expenses excluding interest (see the factors described in the comparison between the three-month periods).
     Compensation and benefits expense was $972 million for the first half of 2001, down $283 million, or 23%, from the first half of 2000 primarily due to a decline in variable compensation expense resulting from the Company's financial performance, partially offset by an increase in compensation expense related to a greater number of average employees during the first half of 2001. The following table shows a comparison of certain compensation and benefits components and employee data (in thousands):

--------------------------------------------------------------------------------
                                                           Six Months
                                                              Ended
                                                            June 30,
                                                          2001    2000
--------------------------------------------------------------------------------
Compensation and benefits expense as a
   % of total revenues                                     43%      40%
Variable compensation as a
   % of compensation and benefits expense                  10%      32%
Compensation for temporary employees,
   contractors and overtime hours as a
   % of compensation and benefits expense                   7%      10%
Full-time equivalent employees
   (at end of period) (1)                                 22.4     24.3
Revenues per average full-time equivalent
   employee                                              $93.2   $139.3
================================================================================
(1) Includes full-time, part-time and temporary employees, and persons employed on a contract basis.

     Occupancy and equipment expense was $245 million for the first half of 2001, up $56 million, or 30%, from the first half of 2000. This increase was due to the factors described in the comparison between the three-month periods.
     Depreciation and amortization expense was $171 million for the first half of 2001, up $53 million, or 45%, from the first half of 2000. This increase was due to the factors described in the comparison between the three-month periods.
     Merger-related expense for the first half of 2000 was $69 million. There were no such charges for the first half of 2001.
     Restructuring and other charges were $145 million for the first half of 2001. There were no such charges for the first half of 2000.
     Other expenses were $56 million for the first half of 2001, down $82 million, or 59% from the first half of 2000. This decrease was due to the factors described in the comparison between the three-month periods, as well as a decrease in local business taxes on stock option exercises.
     The Company's effective income tax rate was 44.6% for the first half of 2001, up slightly from 42.9% for the first half of 2000.

                         Liquidity and Capital Resources

     Upon completion of the merger with USTC, CSC became a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended. CSC conducts virtually all business through its wholly owned subsidiaries. The capital structure among CSC and its subsidiaries is designed to provide each entity with capital and liquidity consistent with its operations. See note "9 - Regulatory Requirements" in the Notes to Condensed Consolidated Financial Statements.

Liquidity

CSC

     CSC's liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. As discussed below, Schwab, CSC's depository institution subsidiaries and SCM are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs, maintaining CSC's depository institution subsidiaries' capital guidelines and maintaining Schwab's and SCM's net capital. Based on their respective regulatory capital ratios at June 30, 2001, the Company and its depository institution subsidiaries are considered well capitalized.
     CSC has liquidity needs that arise from its issued and outstanding $694 million Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, acquisitions and other investments. The Medium-Term Notes have maturities ranging from 2001 to 2010 and fixed interest rates ranging from 6.04% to 8.05% with interest payable semiannually. The Medium-Term Notes are rated A2 by Moody's Investors Service, A by Standard & Poor's Ratings Group and A+ by Fitch IBCA, Inc. CSC has a prospectus supplement on file with the Securities and Exchange Commission enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At June 30, 2001, all of these notes remained unissued.
     CSC has authorization from its Board of Directors to issue up to $1.2 billion in commercial paper. At June 30, 2001, no commercial paper has been issued. CSC's ratings for these short-term borrowings are P-1 by Moody's Investors Service and A-1 by Standard & Poor's Ratings Group.
     CSC maintains a $1.2 billion committed, unsecured credit facility with a group of twenty-three banks which is scheduled to expire in June 2002. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of tangible net worth, and Schwab and SCM to maintain specified levels of net capital, as defined. Management believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements. This facility was unused during the first six months of 2001.
     CSC also has direct access to $645 million of the $825 million uncommitted, unsecured bank credit lines, provided by six banks, that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab, while the credit line provided by another one of these banks includes a sub-limit on credit available to CSC. These lines were not used by CSC during the first six months of 2001.

Schwab

     Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $22.0 billion and $25.2 billion at June 30, 2001 and December 31, 2000, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
     Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement of $1 million.  At June 30,  2001,  Schwab's  net  capital  was $1.4  billion  (12% of aggregate debit balances), which was $1.2 billion in excess of its minimum required net capital and $820 million in excess of 5% of aggregate debit balances. Schwab has historically targeted net capital to be 10% of its aggregate debit balances, which primarily consist of client margin loans.
     To manage Schwab's regulatory capital position, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility maturing in September 2002, of which $370 million was outstanding at June 30, 2001. At quarter end, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from CSC maturing in 2003. Borrowings under these subordinated lending arrangements qualify as regulatory capital for Schwab.
     To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines totaling $825 million at June 30, 2001 ($645 million of these lines are also available for CSC to use). The need for short-term borrowings arises primarily from timing differences between cash flow requirements and the scheduled liquidation of interest-bearing investments. Schwab used such borrowings for 14 days during the first half of 2001, with the daily amounts borrowed averaging $34 million. These lines were unused at June 30, 2001.
     To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab had unsecured letter of credit agreements with twelve banks in favor of the OCC aggregating $855 million at June 30, 2001. Schwab pays a fee to maintain these letters of credit. These letters of credit were unused at June 30, 2001.

U.S. Trust

     U.S. Trust's liquidity needs are generally met through earnings generated by its operations.
     U.S. Trust is subject to the Federal Reserve Board's risk-based and leverage capital guidelines. These regulations require banks and bank holding companies to maintain minimum levels of capital. In addition, CSC's depository institution subsidiaries are subject to limitations on the amount of dividends they can pay to USTC.
     In addition to traditional funding sources such as deposits, federal funds purchased and repurchase agreements, CSC's depository institution subsidiaries have established their own external funding sources. At June 30, 2001, U.S. Trust had $50 million in Trust Preferred Capital Securities outstanding with a fixed interest rate of 8.41%. Certain of CSC's depository institution subsidiaries have established credit facilities with the Federal Home Loan Bank System (FHLB) totaling approximately $537 million. At June 30, 2001, $2 million in long-term debt was outstanding under these facilities.
     CSC provides U.S. Trust with a $300 million short-term credit facility maturing in 2003. Borrowings under this arrangement do not qualify as regulatory capital for U.S. Trust. No funds were drawn under this facility at June 30, 2001.

SCM

     SCM's liquidity needs are generally met through earnings generated by its operations. Most of SCM's assets are liquid, consisting primarily of cash and cash equivalents, marketable securities, and receivables from brokers, dealers and clearing organizations.
     SCM's liquidity is affected by the same net capital regulatory requirements as Schwab (see discussion above). At June 30, 2001, SCM's net capital was $78 million, which was $77 million in excess of its minimum required net capital.
     SCM may borrow up to $70 million under a subordinated lending arrangement with CSC maturing in 2002. Borrowings under this arrangement qualify as regulatory capital for SCM. The amount outstanding under this facility was $60 million at June 30, 2001. In addition, CSC provides SCM with a $50 million short-term credit facility. Borrowings under this arrangement do not qualify as regulatory capital for SCM. No funds were drawn under this facility at June 30, 2001.

Cash Flows and Capital Resources

     Net income plus depreciation and amortization including goodwill amortization was $398 million for the first half of 2001, down 31% from $574 million for the first half of 2000. Depreciation and amortization expense related to equipment, office facilities and property was $162 million for the first half of 2001, as compared to $110 million for the first half of 2000, or 7% and 4% of revenues for each period, respectively. Amortization expense related to intangible assets was $9 million for the first half of 2001, as compared to $8 million for the first half of 2000. Goodwill amortization expense was $28 million for the first half of 2001, as compared to $19 million for the first half of 2000. This increase was primarily due to goodwill amortization related to the acquisition of CyberTrader.
     The Company's capital expenditures were $208 million in the first half of 2001 and $274 million in the first half of 2000, or 9% of revenues for each period. Capital expenditures in the first half of 2001 were for certain facilities expansion, equipment relating to the Company's information technology systems and software. Capital expenditures as described above include the capitalized costs for developing internal-use software of $47 million in the first half of 2001 and $46 million in the first half of 2000. Schwab opened 19 new domestic branch offices during the first half of 2001, compared to 23 during the first half of 2000. The number of U.S. Trust offices increased by 2 during the first half of 2001, compared to 3 during the first half of 2000. Capital expenditures may vary from period to period as business conditions change.
     A significant portion of the Company's liquidity needs arises from ongoing investments to support future growth. These investments, which the Company refers to as development spending, are comprised of two categories: media spending (including media and production expenses) and project spending. Project spending is generally targeted towards enhancing future revenue growth, improving productivity, upgrading existing and developing new systems, and ensuring compliance with appropriate risk management policies and industry practices. As discussed in the Company's 2000 Annual Report to Stockholders on Form 10-K, management anticipated that 2001 development spending would stay at approximately the 2000 level. Due to a continued economic slowdown and management's continued focus on cost containment, the Company further reduced its development spending in the first half of 2001. Management currently anticipates that full year 2001 development spending will be approximately 15% to 25% lower than 2000 levels.
     The Company repaid $24 million of long-term debt during the first half of 2001.
     During the first half of 2001, 2,845,100 of the Company's stock options, with a weighted-average exercise price of $5.12, were exercised with cash proceeds received by the Company of $14 million and a related tax benefit of $23 million. The cash proceeds are recorded as an increase in cash and a corresponding increase in stockholders' equity. The tax benefit is recorded as a reduction in income taxes payable and a corresponding increase in stockholders' equity.
     During the first half of 2001, CSC repurchased 8 million shares of its common stock for $144 million. During the first half of 2000, the Company did not repurchase any common stock. At June 30, 2001, the authorization granted by the Board of Directors allows for future repurchases of 12 million shares of CSC's common stock.
     During the first halves of 2001 and 2000, the Company paid common stock cash dividends of $30 million and $32 million, respectively.
     The Company monitors both the relative composition and absolute level of its capital structure. The Company's total financial capital (long-term debt plus stockholders' equity) at June 30, 2001 was $5.1 billion, up $69 million, or 1%, from December 31, 2000. At June 30, 2001, the Company had long-term debt of $746 million, or 15% of total financial capital, that bear interest at a weighted-average rate of 7.34%. At June 30, 2001, the Company's stockholders' equity was $4.3 billion, or 85% of total financial capital.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments Held For Trading Purposes

     The Company held municipal, other fixed income and government securities and certificates of deposit with a fair value of approximately $47 million and $27 million at June 30, 2001 and 2000, respectively. These securities, and the associated interest rate risk, are not material to the Company's financial position, results of operations or cash flows.
     Through Schwab and SCM, the Company maintains inventories in exchange-listed, Nasdaq and other equity securities on both a long and short basis. The fair value of these securities at June 30, 2001 was $99 million in long positions and $82 million in short positions. The fair value of these securities at June 30, 2000 was $123 million in long positions and $112 million in short positions. Using a hypothetical 10% increase or decrease in prices, the potential loss or gain in fair value is estimated to be approximately $1,700,000 and $1,100,000 at June 30, 2001 and 2000, respectively, due to the offset of change in fair value in long and short positions. In addition, the Company generally enters into exchange-traded option contracts to hedge against potential losses in equity inventory positions, thus reducing this potential loss exposure. This hypothetical 10% change in fair value of these securities at June 30, 2001 and 2000 would not be material to the Company's financial position, results of operations or cash flows. The notional amount and fair value of option contracts were not material to the Company's consolidated balance sheets at June 30, 2001 and 2000.

Financial Instruments Held For Purposes Other Than Trading

     The Company maintains investments primarily in mutual funds related to its deferred compensation plan, which is available to certain employees. These investments were approximately $70 million and $63 million at June 30, 2001 and 2000, respectively. These securities, and the associated market risk, are not material to the Company's financial position, results of operations or cash flows.

Debt Issuances

     At June 30, 2001, CSC had $694 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 6.04% to 8.05%. At June 30, 2000, CSC had $766 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 5.96% to 8.05%. At June 30, 2001 and 2000, U.S. Trust had $50 million Trust Preferred Capital Securities outstanding, with a fixed interest rate of 8.41%. In addition at June 30, 2001 and 2000, U.S. Trust had $2 million and $13 million FHLB long-term debt outstanding, respectively. The FHLB long-term debt had fixed interest rates ranging from 6.69% to 6.76% at June 30, 2001 and 6.59% to 6.76% at June 30, 2000.
     The Company has fixed cash flow requirements regarding these long-term debt obligations due to the fixed rate of interest. The fair value of these obligations at June 30, 2001 and 2000, based on estimates of market rates for debt with similar terms and remaining maturities, approximated their carrying amount.

Net Interest Revenue Simulation

     The Company uses net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation model (the model) includes all interest-sensitive assets and liabilities and Swaps utilized by U.S. Trust to hedge its interest rate risk. Key variables in the model include assumed margin loan and brokerage client cash balance growth, changes to the level and term structure of interest rates, the repricing of financial instruments, prepayment and reinvestment assumptions, loan, banking deposit, and brokerage client cash balance pricing and volume assumptions. The simulations involve assumptions that are inherently uncertain and as a result, the simulations cannot precisely estimate net interest revenue or precisely predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies, including changes in asset and liability mix.
     As demonstrated by the simulations presented below, the Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when rates fall (i.e., interest-earning assets are repricing more quickly than supporting liabilities). Historically, this position has partially offset decreases in trading activity, and therefore commission revenues,  which have resulted  during  periods of rising  interest  rates.  The change in  simulated  net  interest  revenue  sensitivity  from 2000 to 2001 was primarily an intentional move to a more neutral risk position. This move reflects the fact that as margin loans have decreased as a percentage of interest-earning assets, the Company has reinvested those funds in longer-term investments. In addition, U.S. Trust's interest-bearing liabilities are positioned to reprice more quickly than the related interest-earning assets, which acts as a natural offset to Schwab's asset-sensitive interest-rate risk exposure.
     The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 200 basis point increase or decrease in interest rates and the effect on simulated net interest revenue over the next twelve months at June 30, 2001 and 2000.

--------------------------------------------------------------------------------
Impact on Net Interest Revenue
Percentage Increase (Decrease)
June 30,                                         2001          2000
--------------------------------------------------------------------------------
Increase of 200 basis points                     5.8%          8.7%
Decrease of 200 basis points                    (5.9%)        (8.7%)
================================================================================

     The impact of the Company's hedging activities upon net interest revenue for the quarters ended June 30, 2001 and 2000 was immaterial to the Company's results of operations.

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings

     On July 11, 2001 USTC and U.S. Trust NY (collectively, USTC/USTNY) entered into a cease and desist order with the Federal Reserve Board and the Superintendent of Banks of the State of New York (State). Under the order, USTC/USTNY neither admitted nor denied that it had violated any law, but was required to pay a $5 million penalty to the Federal Reserve Board and a $5 million penalty to the State for alleged violations of various reporting and recordkeeping requirements. There is no allegation that client assets were exposed to any risk of loss, nor that there was any evidence of misappropriation or misuse of client funds on the part of any USTC/USTNY employee. In addition, the order requires USTC/USTNY to take a number of steps to review and upgrade its risk management processes and systems with respect to the Bank Secrecy Act and banking and securities laws and to provide regular reports to regulators concerning the progress of such measures.
     USTC/USTNY has reached an agreement with the regulators on a plan to upgrade risk management processes and systems. At this time, USTC/USTNY has made progress in implementing new processes and systems and is well underway to implementing the measures required by the order. USTC/USTNY expects that the measures it is undertaking will significantly strengthen its ability to manage the compliance obligations associated with a leading nationwide private banking and investment management business and thereby enhance its ability to provide clients with the highest levels of service.
     CSC is not a party to the order and the order does not allege that CSC has violated any law. Since the merger with U.S. Trust a year ago, CSC has devoted considerable resources to supporting and monitoring U.S. Trust's risk management program. CSC has increased the level of support and resources devoted to U.S. Trust since the entry of the order.
     As a financial holding company regulated by the Federal Reserve Board, the ability of CSC to acquire companies and enter new lines of business without seeking the Federal Reserve Board's prior approval is dependent upon the status of its subsidiary depository institutions. For this reason, CSC has entered into an agreement with the Federal Reserve Bank of San Francisco that commits CSC to support the remedial measures being taken by USTC/USTNY. This agreement confirms CSC's current ability to engage in acquisition and new business lines. If USTC/USTNY is unable to remedy the issues identified by the regulators within six months, or such additional time as the Federal Reserve may grant, CSC may be required to take additional steps, potentially including the limitation of other business activities and, in extraordinary circumstances, divestiture of U.S. Trust. At this time, CSC expects that the measures USTC/USTNY is taking, with the support of CSC, will be sufficient to ensure USTC/USTNY will remedy the issues in a timely manner.
     In January 2001, three purported class action complaints were filed against U.S. Trust NY and numerous other defendants. In subsequent months, a number of related individual cases were filed. U.S. Trust Company, N.A.(USTNA) was also named as a defendant in a number of these complaints. The plaintiffs in all of these cases are former personal injury plaintiffs (Payees) who are entitled to a stream of future payments under "structured settlement" agreements, most of which were reached in the early 1980s. The settlement payments are obligations of Stanwich Financial Services Corp. (Stanwich), as Trustor of certain Trusts, and Stanwich has defaulted on certain of those obligations. USTNA served as Trustee of the Trusts from approximately December 1992 to March 1994, and U.S. Trust NY served as Trustee from approximately September 1998 until its recent resignation. At the time of the structured settlements, U.S. Treasury securities were purchased with the settlement monies. Thereafter, at some time during the period from March 1994 to September 1998, while an unrelated trust company was the Trustee of the Trusts, the securities were pledged as collateral for loans and then lost through foreclosure.
     The class actions and all but two of the individual cases have been filed in California (the California cases), and have been consolidated for certain purposes. The other two individual cases have been filed in Montana (the Montana cases). In the complaints now applicable to the California cases, the plaintiffs allege that, as Trustee of the Trusts during their respective tenures, U.S. Trust NY and USTNA owed certain duties to the Payees, and breached those duties in various ways. The plaintiffs in these cases seek unspecified compensatory damages, punitive damages and other relief. The two complaints in the Montana cases make similar allegations and seek similar relief. In the California cases, U.S. Trust NY and USTNA have answered the complaints, denying the material allegations and raising certain affirmative defenses, and has filed cross-complaints for indemnity against other defendants in the case. In the Montana cases, U.S. Trust NY and USTNA have not yet filed their initial pleadings. U.S. Trust NY and USTNA intend to vigorously defend both the California and the Montana cases.
     On June 11, 2001, the United States Court of Appeals for the Fifth Circuit dismissed the appeals challenging the earlier settlement of two Louisiana payment for order flow and best execution lawsuits against Schwab that had been pending since 1995. As a result, the settlements, the terms of which are described in the Company's 2000 Annual Report to Shareholders on Form 10-K, are now final.
     The nature of the Company's business subjects it to claims, lawsuits, regulatory examinations and other proceedings in the ordinary course of its business. The ultimate outcome of such matters and the legal proceedings described above cannot be determined at this time, and the results of these proceedings cannot be predicted with certainty. There can be no assurance that these legal proceedings will not have a material adverse effect on the Company's results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company's financial condition and results of operations. However, it is the opinion of management, after consultation with legal counsel, that the ultimate outcome of these actions will not have a material adverse impact on the financial condition or operating results of the Company.


Item 2.     Changes in Securities and Use of Proceeds

     None.


Item 3.     Defaults Upon Senior Securities

     None.


Item 4.     Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on May 7, 2001, and a total of 1,298,641,360 shares were present in person or by proxy at the Annual Meeting. The Company's stockholders voted upon the following proposals:

Proposal No. 1 - Election of Four Directors:

                                        Shares      Broker
                       Shares For      Withheld    Non-Votes
Donald G. Fisher     1,143,687,214   154,954,146       0
Anthony M. Frank     1,281,296,781    17,344,579       0
Jeffrey S. Maurer    1,230,839,652    67,801,708       0
Arun Sarin           1,281,265,262    17,376,098       0

The following directors did not stand for reelection at the 2001 Annual Meeting of Stockholders because their terms continued after the Annual Meeting: Charles
R. Schwab, David S. Pottruck, Nancy H. Bechtle, C. Preston Butcher, Frank C. Herringer, Stephen T. McLin, H. Marshall Schwarz, George P. Shultz, and Roger O. Walther.

Proposal No. 2 - Approval of an Amendment to the Company's Certificate of Incorporation to Increase the Number of Authorized Shares of Common Stock from 2 billion to 3 billion:

                                                    Broker
    Shares For       Shares Against  Abstentions   Non-Votes
   1,272,161,889       21,440,858     5,038,613        0

Proposal No. 3 - Approval of the 2001 Stock Incentive Plan:

                                                    Broker
    Shares For      Shares Against  Abstentions    Non-Votes
   952,014,678       131,362,866     6,558,216    208,705,600

Proposal No. 4 - Approval of the Annual Executive Individual Performance Plan, as amended:

                                                    Broker
    Shares For      Shares Against  Abstentions    Non-Votes
  1,210,909,534       79,921,118     7,810,708         0


Item 5.     Other Information

     On May 29, 2001, Linnet F. Deily, Vice Chairman - Office of the President of Schwab and Vice Chairman of the Company and Schwab resigned.


Item 6.     Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q.


--------------------------------------------------------------------------------
Exhibit
Number                  Exhibit
--------------------------------------------------------------------------------

10.219 The Charles Schwab Corporation 2001 Stock Incentive Plan, approved at the Annual Meeting of Stockholders on May 7, 2001.
10.220 The Charles Schwab Corporation Annual Executive Individual Performance Plan, as amended and restated, approved at the Annual Meeting of Stockholders on May 7, 2001 (supersedes Exhibit 10.211).
10.221 The SchwabPlan Retirement Savings and Investment Plan, restated and amended as of April 1, 2001 (supersedes Exhibit 10.216).
12.1         Computation   of  Ratio  of  Earnings  to  Fixed Charges.
--------------------------------------------------------------------------------

(b)  Reports on Form 8-K

     None.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               THE  CHARLES  SCHWAB  CORPORATION
                                                         (Registrant)





Date:  August 10, 2001                            /s/   Christopher V. Dodds
     -----------------------                      ----------------------------
                                                       Christopher V. Dodds
                                                  Executive Vice President and
                                                      Chief Financial Officer