Form 10-Q
period 2001-09-30
SCHWAB CHARLES CORP
filed 2001-11-09
CIK 316709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 2001  Commission file number 1-9700



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

               1,366,653,869 shares of $.01 par value Common Stock
                         Outstanding on October 31, 2001

                         THE CHARLES SCHWAB CORPORATION






                         THE CHARLES SCHWAB CORPORATION

                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 2001

                                      Index

                                                                          Page
Part I - Financial Information

   Item 1.  Condensed Consolidated Financial Statements:

               Statement of Income                                         1
               Balance Sheet                                               2
               Statement of Cash Flows                                     3
               Notes                                                     4 - 9

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          10 - 25

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk   25 - 26


Part II - Other Information

   Item 1.  Legal Proceedings                                              27

   Item 2.  Changes in Securities and Use of Proceeds                      27

   Item 3.  Defaults Upon Senior Securities                                27

   Item 4.  Submission of Matters to a Vote of Security Holders            27

   Item 5.  Other Information                                              27

   Item 6.  Exhibits and Reports on Form 8-K                             27 - 28


Signature                                                                  29

Part I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements




                                                  THE CHARLES SCHWAB CORPORATION

                                            Condensed Consolidated Statement of Income
                                              (In millions, except per share amounts)
                                                            (Unaudited)



                                                                                   Three Months Ended         Nine Months Ended
                                                                                      September 30,              September 30,
                                                                                    2001        2000           2001        2000
--------------------------------------------------------------------------------------------------------------------------------

Revenues
  Commissions                                                                     $  276      $  475        $1,025       $1,805
  Asset management and administration fees                                           420         410         1,239        1,172
  Interest revenue, net of interest expense (1)                                      230         315           719          931
  Principal transactions                                                              42          97           192          470
  Other                                                                               55          26           119           75
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                          1,023       1,323         3,294        4,453
--------------------------------------------------------------------------------------------------------------------------------
Expenses Excluding Interest
  Compensation and benefits                                                          461         597         1,433        1,852
  Other compensation - merger retention programs                                      14          16            44           23
  Occupancy and equipment                                                            127         106           372          295
  Communications                                                                      79          86           264          263
  Advertising and market development                                                  41          62           185          243
  Depreciation and amortization                                                       87          67           258          185
  Professional services                                                               38          56           144          191
  Commissions, clearance and floor brokerage                                          20          30            71          107
  Merger-related (2)                                                                                                         69
  Goodwill amortization                                                               15          13            43           32
  Restructuring and other charges (3)                                                 99                       244
  Other                                                                               16          50            72          188
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                            997       1,083         3,130        3,448
--------------------------------------------------------------------------------------------------------------------------------
Income before taxes on income and extraordinary gain                                  26         240           164        1,005
Tax expense on income                                                                 13          98            73          426
--------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary gain                                                      13         142            91          579
Extraordinary gain on sale of corporate trust business, net of tax of $100                                     121
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                        $   13      $  142        $  212       $  579
================================================================================================================================
Weighted-Average Common Shares Outstanding - Diluted                               1,395       1,415         1,403        1,402
================================================================================================================================
Earnings Per Share - Basic
  Income before extraordinary gain                                                $  .01      $  .10        $  .07       $  .43
  Extraordinary gain, net of tax                                                                            $  .08
  Net income                                                                      $  .01      $  .10        $  .15       $  .43

Earnings Per Share - Diluted
  Income before extraordinary gain                                                $  .01      $  .10        $  .07       $  .41
  Extraordinary gain, net of tax                                                                            $  .08
  Net income                                                                      $  .01      $  .10        $  .15       $  .41
================================================================================================================================
Dividends Declared Per Common Share (4)                                           $.0110      $.0110        $.0330       $.0297
================================================================================================================================


(1) Interest revenue is presented net of interest expense.  Interest expense for the three months ended September 30,
    2001 and 2000 was $201 million and $359 million, respectively.  Interest expense for the nine months ended September
    30, 2001 and 2000 was $790 million and $995 million, respectively.

(2) Merger-related costs include professional fees, change in control related compensation expense and other expenses relating to the merger of The Charles Schwab Corporation with U.S. Trust Corporation (USTC).

(3) Restructuring charges include costs relating to workforce, facilities, systems hardware and equipment reductions.
    Other charges include a regulatory fine, professional service fees for operational and risk management remediation, and the write-off of certain software development costs.

(4) Dividends declared per common share do not include dividends declared by USTC prior to the completion of the merger.


See Notes to Condensed Consolidated Financial Statements.




                                                  THE CHARLES SCHWAB CORPORATION

                                               Condensed Consolidated Balance Sheet
                                         (In millions, except share and per share amounts)
                                                            (Unaudited)



                                                                                              September 30,      December 31,
                                                                                                   2001              2000
------------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                                                     $ 3,761           $ 4,876
   Cash and investments segregated and on deposit for federal or other regulatory purposes(1) (including resale agreements of $12,766 in 2001
       and $7,002 in 2000)                                                                        15,647             9,425
   Securities owned - at market value (including securities pledged of $222 in 2001)               1,650             1,618
   Receivables from brokers, dealers and clearing organizations                                      340               348
   Receivables from brokerage clients - net                                                        9,330            16,332
   Loans to banking clients - net                                                                  3,868             3,147
   Equipment, office facilities and property - net                                                 1,124             1,133
   Goodwill - net                                                                                    505               509
   Other assets                                                                                      905               766
------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                     $37,130           $38,154
==============================================================================================================================
Liabilities and Stockholders' Equity
   Deposits from banking clients                                                                 $ 4,373           $ 4,209
   Drafts payable                                                                                    281               544
   Payables to brokers, dealers and clearing organizations                                           806             1,070
   Payables to brokerage clients                                                                  24,394            25,715
   Accrued expenses and other liabilities                                                          1,357             1,277
   Short-term borrowings                                                                           1,006               339
   Long-term debt                                                                                    735               770
------------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                          32,952            33,924
------------------------------------------------------------------------------------------------------------------------------
   Stockholders' equity:
       Preferred stock - 9,940,000 shares authorized; $.01 par value per share;
          none issued
       Common stock - 3 billion shares authorized in 2001 and 2 billion shares authorized in 2000; $.01 par value per share; 1,389,111,618 shares issued
          in 2001 and 1,385,624,827 shares issued and outstanding in 2000                             14                14
       Additional paid-in capital                                                                  1,679             1,588
       Retained earnings                                                                           2,849             2,713
       Treasury stock - 20,752,823 shares in 2001, at cost                                          (278)
       Unamortized stock-based compensation                                                          (47)              (71)
       Accumulated other comprehensive loss                                                          (39)              (14)
------------------------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                                             4,178             4,230
------------------------------------------------------------------------------------------------------------------------------
                Total                                                                            $37,130           $38,154
==============================================================================================================================

(1)  Amounts included represent actual balances on deposit, whereas cash and investments required to be segregated for federal or other regulatory purposes were $15,982 million and $10,998 million at September 30, 2001 and
     December 31, 2000, respectively. On October 2, 2001 and January 2, 2001, the Company deposited $473 million and
     $1,779 million, respectively, to meet its segregated cash requirement.


See Notes to Condensed Consolidated Financial Statements.


                                                  THE CHARLES SCHWAB CORPORATION

                                          Condensed Consolidated Statement of Cash Flows
                                                           (In millions)
                                                            (Unaudited)


                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                       2001         2000
----------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net income                                                                       $   212      $   579
     Adjustments to reconcile net income to net cash used for
       operating activities:
           Depreciation and amortization                                                258          185
           Goodwill amortization                                                         43           32
           Compensation payable in common stock                                          25           59
           Deferred income taxes                                                        (25)
           Tax benefits from stock options exercised and other stock-based
             compensation                                                                27          317
           Non-cash restructuring and other charges                                      49
           Net gain on sale of an investment                                            (26)
           Extraordinary gain on sale of corporate trust business, net of tax          (121)
           Other                                                                          7           10
     Net change in:
       Cash and investments segregated and on deposit for federal or
           other regulatory purposes                                                 (6,231)       2,855
       Securities owned (excluding securities available for sale)                        36          (58)
       Receivables from brokers, dealers and clearing organizations                       7           38
       Receivables from brokerage clients                                             7,000       (3,757)
       Other assets                                                                     (11)        (140)
       Drafts payable                                                                  (264)         (11)
       Payables to brokers, dealers and clearing organizations                         (263)        (325)
       Payables to brokerage clients                                                 (1,314)          35
       Accrued expenses and other liabilities                                          (162)          (1)
----------------------------------------------------------------------------------------------------------
         Net cash used for operating activities                                        (753)        (182)
----------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
   Purchases of securities available for sale                                          (871)        (294)
   Proceeds from sales of securities available for sale                                 399
   Proceeds from maturities, calls and mandatory redemptions of
       securities available for sale                                                    377          159
   Net increase in loans to banking clients                                            (657)        (316)
   Purchase of equipment, office facilities and property - net                         (266)        (467)
   Cash payments for business combinations and investments,
       net of cash received                                                             (24)         (23)
   Proceeds from sales of investments                                                    49
   Proceeds from sale of corporate trust business                                       273
----------------------------------------------------------------------------------------------------------
         Net cash used for investing activities                                        (720)        (941)
----------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Net change in deposits from banking clients                                           64         (415)
   Net increase in short-term borrowings                                                668          179
   Proceeds from long-term debt                                                                      311
   Repayment of long-term debt                                                          (35)         (36)
   Dividends paid                                                                       (46)         (47)
   Purchase of treasury stock                                                          (315)
   Proceeds from stock options exercised and other                                       21           76
----------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                      357           68
----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                              1            1
----------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                                (1,115)      (1,054)
Cash and Cash Equivalents at Beginning of Period                                      4,876        2,910
----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                          $ 3,761      $ 1,856
==========================================================================================================

See Notes to Condensed Consolidated Financial Statements.




                         THE CHARLES SCHWAB CORPORATION


              Notes to Condensed Consolidated Financial Statements
       (Tabular Amounts in Millions, Except Per Share Amounts and Ratios)
                                   (Unaudited)








1.    Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements include The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company). CSC is a financial holding company engaged, through its subsidiaries, in securities brokerage and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 400 domestic branch offices in 48 states, as well as branches in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is an investment management firm that through its subsidiaries also provides fiduciary services and private banking services with 34 offices in 12 states. Other subsidiaries include Charles Schwab Europe (CSE), a retail securities brokerage firm located in the United Kingdom, Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, Schwab Capital Markets L.P. (SCM), a market maker in Nasdaq and other securities providing trade execution services to broker-dealers and institutional clients, and CyberTrader, Inc. (CyberTrader), an electronic trading technology and brokerage firm providing services to highly active, online investors.
   These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. All adjustments were of a normal recurring nature, except as discussed in Notes "2 - Accounting Change" and "4 - Restructuring and Other Charges." All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report to Stockholders on Form 10-K, and the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 2001 and June 30, 2001. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period. Certain items in prior periods' financial statements have been reclassified to conform to the 2001 presentation.

2.    Accounting Change

   On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 - Accounting for Derivative Instruments and Hedging Activities. The statement requires that all derivatives be recorded on the balance sheet at fair value. The cumulative effect of the accounting change was not material to the Company's financial statements.
   The Company uses interest rate swaps (Swaps) to hedge the interest rate risk associated with variable rate deposits from banking clients. These Swaps are recorded at fair value on the balance sheet, with changes in their fair value primarily recorded in other comprehensive income. Previously, Swaps were accounted for under the accrual method, whereby the difference between interest revenue and interest expense was recognized over the life of the contract in net interest revenue. Upon adoption of SFAS No. 133, the Company recorded a derivative liability of $20 million in accrued expenses and other liabilities and an after-tax net loss in other comprehensive income of $12 million for these Swaps.
   Other derivative instruments primarily consist of exchange-traded option contracts to mitigate market risk on inventories in Nasdaq and exchange-listed securities. These derivatives are recorded at fair value on the balance sheet, with changes to their fair value recorded in earnings. These derivatives were not material to the Company's financial statements for the nine months ended September 30, 2001.

3.    New Accounting Standards

Pledged Collateral: On April 1, 2001, the Company completed its adoption of SFAS No. 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company adopted SFAS No. 140 in the fourth quarter of 2000 for recognition and reclassification of collateral and for disclosures relating to collateral, and in the second quarter of 2001 for transfers of financial assets and extinguishments of liabilities. The adoption of this statement did not have a material impact on the Company's financial position, results of operations, earnings per share or cash flows.
   Under SFAS No. 140, the Company is required to report the value of securities that it has received as collateral and which can in turn be used (or repledged) by the Company to generate financing such as securities lending, or to fulfill either client-originated or proprietary short sale transactions. The Company is also required to disclose the value of such securities that it has actually repledged as of the reporting date.
   Schwab receives securities collateral in connection with its business as a broker-dealer, including client margin lending. Additionally, Schwab and U.S. Trust receive securities collateral under collateralized resale agreements, principally with other broker-dealers. At September 30, 2001, the fair market value of securities collateral received that was available to be repledged was $25.5 billion. The fair market value of securities that were actually repledged as of that date was $1.3 billion, primarily in securities lending transactions to broker-dealers and to fulfill client short sale transactions.

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

Goodwill and Other Intangible Assets: SFAS No. 142 - Goodwill and Other Intangible Assets, was issued in June 2001 and establishes new standards for accounting for goodwill and intangible assets. This statement requires that goodwill and certain intangible assets with an indefinite useful life not be amortized. This statement also requires that goodwill and certain intangible assets be tested at least annually under new impairment testing criteria. The Company plans to adopt this statement on January 1, 2002. Goodwill and certain intangible assets existing as of June 30, 2001 will continue to be amortized through December 31, 2001. The Company is currently evaluating the full impact of this statement on its financial position, results of operations, earnings per share and cash flows. However, at a minimum, amortization of existing goodwill, which was $15 million and $43 million for the three and nine months ended September 30, 2001, respectively, will cease upon adoption.

Long-Lived  Assets:  SFAS No. 144 - Accounting for the Impairment or Disposal of
Long-Lived Assets, was issued in August 2001 and addresses the financial accounting and reporting for the impairment or disposal of long-lived assets (e.g., equipment and office facilities). This statement supersedes SFAS No. 121
- Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed of, and certain accounting and reporting provisions of Accounting Principles Board Opinion No. 30 - Reporting the Results of Operations. The Company is planning to adopt this statement by January 1, 2002. The Company is currently evaluating the impact of this statement on its financial position, results of operations, earnings per share and cash flows.

4.    Restructuring and Other Charges

Restructuring
-------------
   In the second quarter of 2001, the Company initiated a restructuring plan (the Plan) to reduce operating expenses due to continued economic uncertainties and difficult market conditions. In the third quarter of 2001, the Company commenced additional restructuring initiatives under the Plan due to further declines in client asset valuations and trading activity. The Plan includes a workforce reduction, a reduction in operating facilities and the removal of certain systems hardware and equipment from service. The Company recorded pre-tax charges for restructuring costs of $99 million and $216 million in the third quarter and first nine months of 2001, respectively. The Company expects to recognize additional restructuring charges during the fourth quarter of 2001 as it substantially completes the Plan. The actual costs of the Plan could differ from the Company's estimates, depending primarily on the Company's ability to sublease properties.

Workforce: During the first nine months of 2001, the Company reduced full-time equivalent employees by 4,460, or 17%, including 2,150 through mandatory staff reductions. The Company expects that reductions in full-time equivalent employees in the fourth quarter of 2001 will total approximately 2,150, including approximately 1,750 through mandatory staff reductions. While the Plan's total workforce reduction encompasses employees from across the Company, Schwab's retail brokerage division and technology support functions account for most of the affected employees.

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

Systems: The Plan includes the removal of certain computer systems hardware and equipment from service at the Company's data center facilities.

   A summary of pre-tax restructuring charges for the third quarter of 2001 and the nine months ended September 30, 2001 is as follows:

--------------------------------------------------------------------------------
                                                        Three         Nine
Period ended September 30, 2001                         Months       Months
--------------------------------------------------------------------------------
Workforce reduction:
   Severance pay and benefits                            $39          $ 89
   Non-cash compensation expense for
     officers' stock options                              13            17
--------------------------------------------------------------------------------
Total workforce reduction                                 52           106
--------------------------------------------------------------------------------
Facilities reduction:
   Non-cancelable lease costs,
     net of estimated sublease income (1)                 13            52
   Accelerated depreciation                                6            12
   Impairment losses                                                     6
--------------------------------------------------------------------------------
Total facilities reduction                                19            70
--------------------------------------------------------------------------------
Systems removal:
   Equipment lease and service agreement
     buyout costs                                         27            34
   Impairment losses                                       1             6
--------------------------------------------------------------------------------
Total systems removal                                     28            40
--------------------------------------------------------------------------------
Total restructuring charges                              $99          $216
================================================================================
(1) Includes a charge of $13 million due to changes in estimates of sublease income.

   A summary of the activity in the restructuring liability for the third quarter of 2001 and the nine months ended September 30, 2001 are as follows:

--------------------------------------------------------------------------------
Three months ended                      Workforce  Facilities  Systems
   September 30, 2001                   Reduction  Reduction   Removal   Total
--------------------------------------------------------------------------------
Balance at June 30, 2001                   $ 16      $ 38      $  2      $ 56
Restructuring charges                        52        19        28        99
Utilization:
   Cash payments                            (13)       (1)      (19)      (33)
   Non-cash charges (1)                     (13)       (6)       (1)      (20)
--------------------------------------------------------------------------------
Balance at
                                                (2)       (3)       (2)
  September 30, 2001                       $ 42      $ 50      $ 10      $102
================================================================================

Nine months ended
   September 30, 2001
--------------------------------------------------------------------------------
Restructuring charges                      $106      $ 70      $ 40      $216
Utilization:
   Cash payments                            (47)       (2)      (24)      (73)
   Non-cash charges (1)                     (17)      (18)       (6)      (41)
--------------------------------------------------------------------------------
Balance at
                                                (2)       (3)       (2)
  September 30, 2001                       $ 42      $ 50      $ 10      $102
================================================================================
(1) Includes charges for officers' stock option compensation, accelerated depreciation and impairment losses.
(2) The Company expects to substantially utilize the remaining restructuring liability in the fourth quarter of 2001.
(3) The Company expects to utilize the remaining restructuring liability through cash payments for the net lease expense over the respective lease terms through 2010.

Other Charges
-------------
   The Company recorded other pre-tax charges of $28 million in the first nine months of 2001. These charges include a regulatory fine assessed to USTC and United States Trust Company of New York (U.S. Trust NY), professional service fees for operational and risk management remediation at USTC and U.S. Trust NY, and the write-off of certain software development costs at CSE. There were no such charges for the third quarter of 2001.

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

6.    Allowance for Credit Losses on Banking Loans and Nonperforming Assets

   Loans to banking clients of $3.9 billion at September 30, 2001 and $3.1 billion at December 31, 2000 are presented net of the related allowance for credit losses. The allowance for credit losses on banking loans was $21 million at September 30, 2001 and $20 million at December 31, 2000. Recoveries and charge-offs were less than $1 million for each of the three-month and nine-month periods ended September 30, 2001 and 2000.
   Nonperforming assets consist of non-accrual loans of $4 million at September 30, 2001 and $1 million at December 31, 2000.

7.    Comprehensive Income

   Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

--------------------------------------------------------------------------------
                                                   Three           Nine
                                               Months Ended    Months Ended
                                               September 30,   September 30,
                                                2001   2000    2001    2000
--------------------------------------------------------------------------------
Net income                                     $ 13    $142    $212    $579
Other comprehensive income (loss):
  Cumulative effect of accounting
   change for adoption of
   SFAS No. 133                                                 (12)
  Net loss on cash flow
   hedging instruments                          (17)            (24)
  Foreign currency translation
   adjustment                                     1      (5)     (5)    (14)
  Change in net unrealized gain
   on securities available
   for sale                                      13       7      16       7
--------------------------------------------------------------------------------
Total comprehensive income,
  net of tax                                   $ 10    $144    $187    $572
================================================================================

8.    Earnings Per Share

   Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per share under the basic and diluted computations are as follows:

--------------------------------------------------------------------------------
                                                    Three            Nine
                                                 Months Ended    Months Ended
                                                 September 30,   September 30,
                                                 2001    2000    2001    2000
--------------------------------------------------------------------------------
Net income                                     $   13  $  142  $  212  $  579
================================================================================
Weighted-average
  Common shares
  outstanding - basic                           1,373   1,373   1,376   1,354
Common stock equivalent shares
  related to stock incentive plans                 22      42      27      48
--------------------------------------------------------------------------------
Weighted-average common
  shares outstanding - diluted                  1,395   1,415   1,403   1,402
================================================================================
Basic earnings per share:
Income before
  extraordinary gain                           $  .01  $  .10  $  .07  $  .43
Extraordinary gain, net of tax                                 $  .08
Net Income                                     $  .01  $  .10  $  .15  $  .43
================================================================================
Diluted earnings per share:
Income before
  extraordinary gain                           $   .01 $  .10  $  .07  $  .41
Extraordinary gain, net of tax                                 $  .08
Net Income                                     $   .01 $  .10  $  .15  $  .41
================================================================================

   The computation of diluted EPS for the nine months ended September 30, 2001 and 2000, respectively, excludes outstanding stock options to purchase 84 million and 1 million shares, respectively, because the exercise prices for those options were greater than the average market price of the common shares, and therefore the effect would be antidilutive.

9.   Regulatory Requirements

   CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended (the Act).
   Under the Act, the Federal Reserve Board has established consolidated capital requirements for bank holding companies. CSC is subject to those guidelines. The regulatory capital and ratios of the Company, U.S. Trust and U.S. Trust NY are as follows:

--------------------------------------------------------------------------------
                                       2001                    2000
                                  ---------------         ---------------
September 30,                     Amount Ratio(1)         Amount Ratio(1)
--------------------------------------------------------------------------------
Tier 1 Capital:
  Company                         $3,662    20.5%         $3,500    13.1%
  U.S. Trust                      $  572    16.9%         $  454    17.2%
  U.S. Trust NY                   $  333    12.5%         $  287    13.3%
Total Capital:
  Company                         $3,689    20.6%         $3,533    13.2%
  U.S. Trust                      $  593    17.6%         $  474    18.0%
  U.S. Trust NY                   $  351    13.2%         $  305    14.2%
Leverage:
  Company                         $3,662    10.2%         $3,500    10.0%
  U.S. Trust                      $  572     9.6%         $  454     9.2%
  U.S. Trust NY                   $  333     7.2%         $  287     7.4%
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

   Based on their respective regulatory capital ratios at September 30, 2001 and 2000, the Company, U.S. Trust and U.S. Trust NY are considered well capitalized (the highest category). There are no conditions or events that management believes have changed the Company's, U.S. Trust's and U.S. Trust NY's well-capitalized status.
   Schwab and SCM are subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule). Schwab and SCM compute net capital under the alternative method permitted by this Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar amount, which is based on the type of business conducted by the broker-dealer. The minimum dollar amount for both Schwab and SCM is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement. At September 30, 2001, Schwab's net capital was $1.1 billion (12% of aggregate debit balances), which was $926 million in excess of its minimum required net capital and $643 million in excess of 5% of aggregate debit balances. At September 30, 2001, SCM's net capital was $92 million, which was $91 million in excess of its minimum required net capital. Certain other subsidiaries of CSC are subject to regulatory and other requirements of the jurisdictions in which they operate. At September 30, 2001, these subsidiaries were in compliance with their applicable requirements.

10.   Commitments and Contingent Liabilities

   The nature of the Company's business subjects it to claims, lawsuits, regulatory examinations and other proceedings in the ordinary course of its business. The results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company's results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company's financial condition and results of operations. However, it is the opinion of management, after consultation with legal counsel, that the ultimate outcome of current matters will not have a material adverse impact on the financial condition or operating results of the Company.

11.   Segment Information

   The Company structures its segments according to its various types of clients and the services provided to those clients. These segments have been aggregated, based on similarities in economic characteristics, types of clients, services provided, distribution channels and regulatory environment, into four reportable segments -- Individual Investor, Institutional Investor, Capital Markets and U.S. Trust.
   Financial information for the Company's reportable segments is presented in the following table. The Company evaluates the performance of its segments based on adjusted operating income before taxes, which excludes non-operating revenue, restructuring and other charges, merger- and acquisition-related charges and extraordinary gains. Intersegment revenues are immaterial and are therefore not disclosed. Total revenues and income before taxes on income and extraordinary gain are equal to the Company's consolidated amounts as reported in the condensed consolidated statement of income.

--------------------------------------------------------------------------------
                                                    Three           Nine
                                                Months Ended    Months Ended
                                                September 30,   September 30,
                                                 2001   2000     2001    2000
--------------------------------------------------------------------------------
Revenues
Individual Investor                            $  581  $  844  $1,919  $2,826
Institutional Investor                            202     205     618     630
Capital Markets                                    51     114     236     522
U.S. Trust                                        163     160     495     475
--------------------------------------------------------------------------------
Operating revenues                                997   1,323   3,268   4,453
Non-operating revenue (1)                          26              26
--------------------------------------------------------------------------------
   Total                                       $1,023  $1,323  $3,294  $4,453
================================================================================
Operating income before taxes
Individual Investor                            $   41  $  157  $  171  $  691
Institutional Investor                             63      69     201     222
Capital Markets                                    (7)      4       6      95
U.S. Trust (2)                                     33      41      95     123
--------------------------------------------------------------------------------
Operating income before taxes                     130     271     473   1,131
Non-operating revenue (1)                          26              26
Restructuring and other charges (3)               (99)           (244)
Merger- and acquisition-related
   charges (4)                                    (31)    (31)    (91)   (126)
--------------------------------------------------------------------------------
Income before taxes on income
   and extraordinary gain                          26     240     164   1,005
Tax expense on income                              13      98      73     426
Extraordinary gain on sale of
   corporate trust business,
   net of tax of $100                                             121
--------------------------------------------------------------------------------
Net Income                                     $   13  $  142  $  212  $  579
================================================================================
(1)   Primarily consists of a gain on the sale of an investment.
(2) Excludes an extraordinary pre-tax gain of $221 million from the sale of USTC's Corporate Trust business for the nine months ended September 30, 2001.
(3) Restructuring charges include costs relating to workforce, facilities, systems hardware and equipment reductions. Other charges include a regulatory fine, professional service fees for operational and risk management remediation, and the write-off of certain software development costs.
(4) Includes professional fees, change in control related and retention program compensation and other expenses related to the merger with USTC, and goodwill and intangible asset amortization and retention program compensation related to the acquisition of CyberTrader.

12.   Supplemental Cash Flow Information

   Certain information affecting the cash flows of the Company follows:

--------------------------------------------------------------------------------
                                                             Nine
                                                         Months Ended
                                                         September 30,
                                                       2001        2000
--------------------------------------------------------------------------------
Income taxes paid                                      $ 84      $  236
================================================================================
Interest paid:
  Brokerage client cash balances                       $614      $  799
  Deposits from banking clients                         104         114
  Long-term debt                                         56          46
  Stock-lending activities                               19          35
  Short-term borrowings                                  15          14
  Other                                                   5           4
--------------------------------------------------------------------------------
Total interest paid                                    $813      $1,012
================================================================================
Non-cash investing and financing activities:
  Common stock and options issued
   for purchases of businesses                         $ 36      $  509
================================================================================

13.      Subsequent Event

   During the period October 1, 2001 through October 31, 2001, the Company repurchased and recorded as treasury stock a total of 4 million shares of its common stock for $53 million. As of October 31, 2001, authorization granted by the Company's Board of Directors allows for future repurchases of up to $399 million.

                         THE CHARLES SCHWAB CORPORATION

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

                             Description of Business

   The Company: The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide securities brokerage and related financial services for 7.8 million active client accounts(a). Client assets in these accounts totaled $768.4 billion at September 30, 2001. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 400 domestic branch offices in 48 states, as well as branches in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is an investment management firm that through its subsidiaries also provides fiduciary services and private banking services with 34 offices in 12 states. Other subsidiaries include Charles Schwab Europe (CSE), a retail securities brokerage firm located in the United Kingdom, Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, Schwab Capital Markets L.P.
(SCM), a market maker in Nasdaq and other securities providing trade execution services to broker-dealers and institutional clients, and CyberTrader, Inc. (CyberTrader), an electronic trading technology and brokerage firm providing services to highly active, online investors.

--------------------------------------
(a)   Accounts with balances or activity within the preceding eight  months.

   The Company provides financial services to individuals, institutional clients and broker-dealers through four segments - Individual Investor, Institutional Investor, Capital Markets and U.S. Trust. The Individual Investor segment includes the Company's domestic and international retail operations. The Institutional Investor segment provides custodial, trading and support services to independent investment managers, and serves company 401(k) plan sponsors and third-party administrators. The Capital Markets segment provides trade execution services in Nasdaq, exchange-listed and other securities primarily to broker-dealers and institutional clients. The U.S. Trust segment provides investment management, fiduciary services and private banking services to individual and institutional clients.
   The Company's strategy is to attract and retain client assets by focusing on a number of areas within the financial services industry - retail brokerage, investment management, fiduciary services, private banking services, support services for independent investment managers, 401(k) defined contribution plans, investment services to companies and their employees, equity securities market-making and mutual funds.
   To pursue its strategy and its objective of long-term profitable growth, the Company plans to continue leveraging its competitive advantages. These advantages include nationally recognized brands, a broad range of products and services, multi-channel delivery systems and an ongoing investment in technology.
   Brands: The Company's advertising and marketing programs support its strategy by continually reinforcing the strengths and key attributes of Schwab's full-service offering, U.S. Trust's wealth management services and CyberTrader's trading technology. By maintaining a consistent level of visibility in the marketplace, the Company seeks to establish Schwab, U.S. Trust and CyberTrader as leading financial services brands in a focused and cost-effective manner. The Company primarily uses a combination of network, cable and local television, print media, athletic event sponsorship, and online channels in its advertising.
   Products and Services: The Company offers a broad range of value-oriented products and services to meet clients' varying investment and financial needs, including help and advice and access to extensive investment research, news and information. The Company's approach to advice is based on long-term investment strategies and guidance on portfolio diversification and asset allocation.
   Schwab strives to demystify investing by educating and assisting clients in the development of investment plans. This approach is designed to be offered consistently across all of Schwab's delivery channels and provides clients with a wide selection of choices for their investment needs. Schwab's registered representatives can assist investors in developing asset allocation strategies and evaluating their investment choices, and refer investors who desire additional guidance to independent investment managers and certified financial planners through the Schwab AdvisorSource(TM) service. Schwab clients and potential clients in need of personalized wealth management services can receive referrals to U.S. Trust's investment management, trust and private banking capabilities as part of the AdvisorSource referral services program. Schwab also provides clients with access to Schwab Portfolio Consultation(TM), a package of analytical services and individual consultations with Schwab investment specialists designed to assist clients in evaluating their asset allocations and developing their personal investment plans. Additionally, Schwab offers investors investment education, research and analysis tools which include WebShops(TM) - a series of workshops designed to help investors increase their skills in using Schwab's online services, and The Analyst Center(R) - an
Internet-based tool which connects clients to proprietary and third-party investment research, guidance and decision-making tools.
   U.S. Trust provides an array of financial services for affluent individuals and their families. These services include investment management, investment consulting, trust, financial and estate planning and private banking, including mortgage, personal lending and deposit products. U.S. Trust also provides investment management and special fiduciary services for corporations, endowments, foundations, pension plans and other institutional clients.
   Schwab also provides custodial, trading and support services to approximately 5,900 independent investment managers. As of September 30, 2001, these managers were guiding the investments of 1 million Schwab client accounts containing $216.3 billion in assets. Further, the Company serves individuals through their workplace in a variety of ways. The Company provides 401(k) recordkeeping and other retirement plan services directly through a dedicated sales force, as well as indirectly through alliances with third-party administrators. In the direct channel, SchwabPlan(R), the Company's 401(k) retirement plan, offers plan sponsors a wide array of investment options, participant education and servicing, trustee services, and participant-level recordkeeping. In addition, the Company currently offers stock option and stock purchase plan administration to companies, as well as trade execution and education services to their employees.
   The Company also provides its clients with quick and efficient access to the securities markets by offering trade execution services in Nasdaq, exchange-listed and other securities through its market maker and specialist operations; access to extended-hours trading through its participation in the REDIBook ECN LLC, an electronic communication network; and the ability to analyze and trade a variety of fixed income securities through Schwab's multi-channel delivery systems.
   Schwab's Mutual Fund Marketplace(R) provides clients with the ability to invest in 2,035 mutual funds from 330 fund families. Within the Mutual Fund Marketplace, Schwab's Mutual Fund OneSource(R) service enables clients to trade 1,099 mutual funds from 235 fund families without incurring transaction fees. The Mutual Fund Marketplace also includes Schwab's mutual fund clearing service, which provides mutual fund trading and clearing services to banks and broker-dealers.
   Delivery Systems: The Company's multi-channel delivery systems allow clients to choose how they prefer to do business with the Company. To enable clients to obtain services in person with a Company representative, the Company maintains a network of offices. Schwab's branch offices also provide investors with access to the Internet. U.S. Trust's clients can meet with wealth management professionals at regional offices to obtain access to U.S. Trust's financial services.
   Telephonic access to Schwab is provided primarily through five regional client telephone service centers and two online client support centers that operate both during and after normal market hours. Additionally, clients are able to obtain financial information on an automated basis through Schwab's automated telephonic and online channels. Automated telephonic channels include TeleBroker(R), Schwab's touch-tone telephone quote and trading service, and Schwab by Phone(TM), Schwab's voice recognition quote and trading service.
   Online channels include the Charles Schwab Web Site(TM), an information and trading service on the Internet at www.schwab.com, CyberTrader's integrated software-based trading platforms for highly active investors, PocketBroker(TM), a wireless information and trading service, PC-based services such as SchwabLink(R), a service for investment managers, as well as StreetSmart Pro(R) and Velocity(TM), online trading systems which provide enhanced trade information and order execution for certain of Schwab's clients who trade frequently. While most client transactions are completed through the online channel, the Company continues to stress the importance of Clicks and Mortar(TM) access - blending the power of the Internet with personal service to create a full-service client experience.
   Technology: The Company's ongoing investment in technology is a key element in expanding its product and service offerings, enhancing its delivery systems, providing fast and consistent client service, reducing processing costs, and facilitating the Company's ability to handle significant increases in client activity without a corresponding rise in staffing levels. The Company uses technology to empower its clients to manage their financial affairs and is a leader in driving technological advancements in the financial services industry.
   International: The Company's international business serves both foreign investors and non-English-speaking U.S. clients. The Company has a presence in the United Kingdom, Canada, Hong Kong, Japan, Australia, the Cayman Islands and Brazil. In the U.S., the Company serves Chinese-, Korean-, Vietnamese- and Spanish-speaking clients through a combination of designated branch offices and Web-based and telephonic services. As of September 30, 2001, client assets in the Company's international business totaled $19.5 billion. In light of slower than expected progress towards the financial objectives of its foreign-based operations, as well as difficult securities market conditions worldwide, the Company is actively evaluating alternatives for restructuring these operations.
   New Developments During the Third Quarter of 2001: The Company responds to changing client needs with continued product, technology and service innovations. During the third quarter of 2001:
o Schwab enhanced its MarketPlace internal Website by adding new Schwab Viewpoint tools which support service representatives in delivering situational advice about events such as retirement and college planning, lump-sum investing and charitable giving.
o Schwab established its Mutual Funds internal Website, which provides service representatives with news, research and analytic tools designed to support their fund-related advice interactions with clients.
o Schwab expanded its Schwab Private Client service by opening three additional Private Client offices, bringing the total to six. Schwab Private Client offices are designed to serve the needs of more affluent clients who desire a higher level of service yet wish to retain control of their investment decisions.
o Schwab initiated its Branch Active Trader Program, utilizing specially trained representatives to conduct workshops focused on helping actively trading clients with advanced trading platforms such as Velocity(TM), StreetSmart Pro(R) and CyberTrader.
o Schwab upgraded StreetSmart Pro with new integrated trading capabilities, account management features and risk management tools. Clients can now implement dynamic risk-management parameters, view all positions, balances and transaction history, and execute their trades through SmartEx(TM) - Schwab's proprietary order-routing technology - without having to access another trading program.
o Schwab introduced OptionStreet(TM), which offers improved online trading screens, tools and educational content to clients wishing to gain greater control of their portfolios via options.
o CyberTrader introduced CyberTrader Direct, a software application that gives clients wireless access to CyberTrader's proprietary order-routing capabilities.

   Restructuring: In the second quarter of 2001, the Company initiated a restructuring plan (the Plan) to reduce operating expenses due to continued economic uncertainties and difficult market conditions. In the third quarter of 2001, the Company commenced additional restructuring initiatives under the Plan due to further declines in client asset valuations and trading activity. The Plan includes a workforce reduction, a reduction in operating facilities and the removal of certain systems hardware and equipment from service. The Plan realigns the Company's workforce, facilities and systems capacity with the current market environment, allowing the Company to improve financial performance while continuing to maintain appropriate capacity, provide quality client service, and sustain essential investments in the Company's future.
   The Company recorded pre-tax charges for restructuring costs of $99 million and $216 million in the third quarter and first nine months of 2001, respectively. A summary of pre-tax restructuring charges for the third quarter of 2001 and the nine months ended September 30, 2001 is as follows (in millions):

--------------------------------------------------------------------------------
                                                     Three         Nine
Period ended September 30, 2001                      Months       Months
--------------------------------------------------------------------------------
Workforce reduction                                   $52          $106
Facilities reduction                                   19            70
Systems removal                                        28            40
--------------------------------------------------------------------------------
Total restructuring charges                           $99          $216
================================================================================

   The Company expects to recognize approximately $130 million in additional estimated restructuring charges during the fourth quarter of 2001 as it substantially completes the Plan. This estimate could differ from actual results, depending primarily on the Company's ability to sublease properties.
   The Plan reduced pre-tax operating expenses by approximately $35 million in the third quarter of 2001. The Company expects that the Plan will reduce pre-tax operating expenses by approximately $80 million in the fourth quarter of 2001. This amount is expected to increase as the Company realizes the benefits of substantially completing the Plan in the fourth quarter of 2001. The Company expects that the Plan will reduce pre-tax operating expenses by approximately $95 million per quarter by the first quarter of 2002, including reductions of approximately $75 million in compensation and benefits for mandatory staff reductions, and approximately $20 million in occupancy and equipment for reductions in future lease commitments, operating facilities and systems hardware and equipment. Additionally, employee attrition is estimated to result in a reduction in compensation and benefits of approximately $10 million per quarter beginning in the first quarter of 2002.
   For further information on the Plan, see note "4 - Restructuring and Other Charges" in the Notes to Condensed Consolidated Financial Statements.
   Other Charges: The Company recorded other pre-tax charges of $28 million in the first nine months of 2001. These charges include a regulatory fine assessed to USTC and United States Trust Company of New York (U.S. Trust NY), professional service fees for operational and risk management remediation at USTC and U.S. Trust NY, and the write-off of certain software development costs at CSE. There were no such charges for the third quarter of 2001.

                                 Risk Management

   For discussion on the Company's principal risks and some of the policies and procedures for risk identification, assessment and mitigation, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management" in the Company's 2000 Annual Report to Stockholders, which is filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2000. See Liquidity and Capital Resources of this report for a discussion on liquidity risk; and see Item 3 - Quantitative and Qualitative Disclosures About Market Risk for additional information relating to market risk.
   In response to the terrorist attacks on September 11, 2001, the U.S. Congress has adopted legislation, which could increase the cost of client authentication, account acceptance and account monitoring processes in the financial services industry. The Company is evaluating the potential effect of this legislation on its operations.
   Given the nature of the Company's revenues, expenses and risk profile, the Company's earnings and CSC's common stock price may be subject to significant volatility from period to period. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period. Risk is inherent in the Company's business. Consequently, despite the Company's attempts to identify areas of risk, oversee operational areas involving risk and implement policies and procedures designed to mitigate risk, there can be no assurance that the Company will not suffer unexpected losses due to operating or other risks.

                           Forward-Looking Statements

   This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as "believe," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management's beliefs, objectives and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company's senior management. These statements relate to, among other things, the Company's ability to pursue its strategy of attracting and retaining client assets (see Description of Business: The Company), the impact of the restructuring plan on the Company's results of operations (see Description of Business:
Restructuring), sources of liquidity and capital (see Liquidity and Capital Resources - Liquidity), and contingent liabilities (see Part II - Other Information, Item 1 - Legal Proceedings). Achievement of the expressed expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed expectations described in these statements. Important factors that may cause such differences are noted in this interim report and include, but are not limited to: the effect of client trading patterns on Company revenues and earnings; changes in revenues and profit margin due to cyclical securities markets and fluctuations in interest rates; the level and volatility of equity prices; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes; changes in the rates of employee attrition; the Company's inability to attract and retain key personnel; the timing and impact of changes in the Company's level of investments in personnel, technology, or advertising; changes in technology; computer system failures and security breaches; the effects of competitors' pricing, product and service decisions and intensified competition; evolving legislation, regulation and changing industry practices adversely affecting the Company; adverse results of litigation; the inability to obtain external financing at acceptable rates; a significant decline in the real estate market, including the Company's ability to sublease properties; risks associated with international operations; and the impact of the September 11, 2001 terrorist attacks and their aftermath on the U.S. and world economies.

                Three Months Ended September 30, 2001 Compared To
                     Three Months Ended September 30, 2000

   All references to earnings per share information in this report reflect diluted earnings per share unless otherwise noted.

Financial Overview
------------------

   The deteriorating market conditions and investor uncertainty that characterized the first half of 2001 continued throughout most of the third quarter. In this continued difficult market environment, the Company's clients reduced their trading activity relative to year-earlier levels. As a result, the Company's trading revenues in the third quarter of 2001 decreased 44% from the third quarter of 2000 and total revenues decreased 23% for the same period.
   Revenues of $1.0 billion in the third quarter of 2001 declined $300 million from the third quarter of 2000 primarily due to decreases in revenues of $263 million, or 31%, in the Individual Investor segment and $63 million, or 55%, in the Capital Markets segment. These decreases were slightly offset by an increase in non-operating revenues of $26 million, consisting primarily of a gain on the sale of an investment in 2001. See note "11 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.
   Total expenses excluding interest during the third quarter of 2001 were $1.0 billion, down 8% from $1.1 billion during the third quarter of 2000. This decrease was primarily caused by a substantial decline in bonuses, a reduction in full-time equivalent employees, and the Company's continued expense reduction measures, partially offset by restructuring charges. Excluding the non-operating charges as detailed in the following table, expenses during the third quarter of 2001 were $867 million, down 18% from $1.1 billion during the third quarter of 2000.
   In evaluating the Company's financial performance, management uses adjusted operating income, which excludes non-operating items as detailed in the following table. The Company's after-tax operating income for the third quarter of 2001 was $81 million, down 51% from the third quarter of 2000, and its after-tax operating profit margin for the third quarter of 2001 was 8.2%, down from 12.5% for the third quarter of 2000. A reconciliation of the Company's operating income to net income is shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                        Three Months
                                                           Ended
                                                        September 30,   Percent
                                                        2001     2000   Change
--------------------------------------------------------------------------------
Operating income, after tax                            $  81     $165    (51%)
Non-operating items:
   Other income (1)                                       26
   Restructuring charges (2)                             (99)
   Merger- and acquisition-related charges (3)           (31)     (31)
--------------------------------------------------------------------------------
     Total non-operating items                          (104)     (31)   n/m
       Tax effect                                         36        8    n/m
--------------------------------------------------------------------------------
Total non-operating items, after tax                     (68)     (23)   196
--------------------------------------------------------------------------------
Net income                                             $  13     $142    (91%)
================================================================================
(1)   Primarily  consists  of  a  pre-tax  gain  recorded  on  the  sale  of  an investment.
(2) The restructuring plan includes a workforce reduction, a reduction in operating facilities, and the removal of certain systems hardware and equipment from service.
(3) Includes retention program compensation related to the merger with USTC, and goodwill and intangible asset amortization and retention program compensation related to the acquisition of CyberTrader.
n/m   Not meaningful.

   The Company's operating income before taxes for the third quarter of 2001 was $130 million, down $141 million, or 52%, from the third quarter of 2000 due to decreases of $116 million, or 74%, in the Individual Investor segment, $6 million, or 9%, in the Institutional Investor segment, $11 million in the Capital Markets segment and $8 million, or 20%, in the U.S. Trust segment. These decreases were primarily due to lower levels of trading activity, lower levels of margin loans to clients and lower average revenue per share traded in the Capital Markets segment.
   Including the non-operating items, the Company's income before taxes was $26 million for the third quarter of 2001, compared to $240 million for the third quarter of 2000. The Company's net income for the third quarter of 2001 was $13 million, or $.01 per share, compared to $142 million, or $.10 per share, for the third quarter of 2000. The Company's after-tax profit margin for the third quarter of 2001 was 1.3%, down from 10.8% for the third quarter of 2000.
   The annualized return on stockholders' equity for the third quarter of 2001 was 1%, down from 15% for the third quarter of 2000 primarily due to the decline in net income as discussed above, as well as an 8% increase in average stockholders' equity from the third quarter of 2000 to the third quarter of 2001.
   As a result of the four-day closure of the major equity securities markets following the September 11, 2001 terrorist attacks, the Company lost four days of trading revenues and recognized disaster-related expenses. The Company is evaluating its insurance coverage to determine the extent to which these losses are recoverable. Total losses stemming from these events were not material to the Company's results of operations.
   The Company's client trading activity is shown in the following table (in thousands):

--------------------------------------------------------------------------------
                                                     Three Months
                                                        Ended
                                                     September 30,  Percent
Daily Average Trades                                 2001    2000   Change
--------------------------------------------------------------------------------
Revenue Trades
   Online                                           109.3   174.8    (37%)
   TeleBroker(R)and Schwab by Phone(TM)               6.6     5.0     32
   Regional client telephone service
     centers, branch offices and other               17.9    23.7    (24)
--------------------------------------------------------------------------------
   Total                                            133.8   203.5    (34%)
================================================================================
Mutual Fund OneSource(R) Trades
   Online                                            33.3    32.7      2%
   TeleBroker and Schwab by Phone                      .4      .7    (43)
   Regional client telephone service
     centers, branch offices and other               20.3    17.6     15
--------------------------------------------------------------------------------
   Total                                             54.0    51.0      6%
================================================================================
Total Daily Average Trades
   Online                                           142.6   207.5    (31%)
   TeleBroker and Schwab by Phone                     7.0     5.7     23
   Regional client telephone service
     centers, branch offices and other               38.2    41.3     (8)
--------------------------------------------------------------------------------
  Total                                             187.8   254.5    (26%)
================================================================================

   Assets in client accounts were $768.4 billion at September 30, 2001, a decrease of $192.6 billion, or 20%, from a year ago as shown in the following table. This decrease from a year ago included net new client assets of $100.9 billion offset by net market losses of $293.5 billion related to client accounts.

--------------------------------------------------------------------------------
Growth in Client Assets and Accounts
   (In billions, at quarter end,                      September 30,   Percent
   except as noted)                                  2001      2000   Change
--------------------------------------------------------------------------------
Assets in client accounts
   Schwab One(R), other cash
     equivalents and deposits
     from banking clients                         $  28.1    $ 26.4     6%
   Proprietary funds (SchwabFunds(R)
     and Excelsior(R)):
       Money market funds                           130.0     103.1    26
       Equity and bond funds                         27.5      31.1   (12)
--------------------------------------------------------------------------------
         Total proprietary funds                    157.5     134.2    17
--------------------------------------------------------------------------------
   Mutual Fund Marketplace(R)(1):
     Mutual Fund OneSource(R)                        76.6     116.3   (34)
     Mutual Fund clearing services                   18.2      22.8   (20)
     All other                                       66.8      76.5   (13)
--------------------------------------------------------------------------------
         Total Mutual Fund Marketplace              161.6     215.6   (25)
--------------------------------------------------------------------------------
           Total mutual fund assets                 319.1     349.8    (9)
--------------------------------------------------------------------------------
   Equity and other securities (1)                  332.0     518.7   (36)
   Fixed income securities                           98.2      86.6    13
   Margin loans outstanding                          (9.0)    (20.5)  (56)
--------------------------------------------------------------------------------
     Total client assets                          $ 768.4    $961.0   (20%)
================================================================================
Net growth in assets
   in client accounts
   (for the quarter ended)
     Net new client assets                        $  17.9    $ 40.6
     Net market losses                             (107.8)    (10.8)
---------------------------------------------------------------------
   Net growth (decline)                           $ (89.9)   $ 29.8
=====================================================================
New client accounts
   (in thousands, for the
   quarter ended)                                   184.2     281.0   (34%)
Active client accounts
   (in millions) (2)                                  7.8       7.4     5%
================================================================================
Active online Schwab client
   accounts (in millions) (3)                         4.3       4.2     2%
Online Schwab client assets                       $ 306.3    $419.7   (27%)
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

REVENUES
--------

   Revenues declined $300 million, or 23%, in the third quarter of 2001 compared to the third quarter of 2000, due to a $199 million, or 42%, decrease in commission revenues, an $85 million, or 27%, decrease in interest revenue net of interest expense (referred to as net interest revenue) and a $55 million, or 57%, decrease in principal transaction revenues. These declines were slightly offset by a $29 million, or 112%, increase in other revenues and a $10 million, or 2%, increase in asset management and administration fees. As trading volumes decreased significantly during the third quarter of 2001, the Company's non-trading revenues represented 69% of total revenues as compared to 57% for the third quarter of 2000 as shown in the following table.

--------------------------------------------------------------------------------
                                                           Three Months
                                                               Ended
                                                           September 30,
Composition of Revenues                                   2001     2000
--------------------------------------------------------------------------------
Commissions                                                27%      36%
Principal transactions                                      4        7
--------------------------------------------------------------------------------
   Total trading revenues                                  31       43
--------------------------------------------------------------------------------
Asset management and administration fees                   41       31
Net interest revenue                                       22       24
Other                                                       6        2
--------------------------------------------------------------------------------
   Total non-trading revenues                              69       57
--------------------------------------------------------------------------------
Total                                                     100%     100%
================================================================================

Commissions
-----------

   The Company earns commission revenues by executing client trades primarily through the Individual Investor and Institutional Investor segments. These revenues are affected by the number of client accounts that trade, the average number of commission-generating trades per account, and the average commission per trade.
   Commission revenues for the Company were $276 million for the third quarter of 2001, down $199 million, or 42%, from the third quarter of 2000. As shown in the following table, the total number of revenue trades executed by the Company has decreased 38% as the number of client accounts that traded and client trading activity per account have declined.

--------------------------------------------------------------------------------
                                                    Three Months
                                                       Ended
Commissions Earned on                               September 30,      Percent
   Client Revenue Trades                          2001        2000     Change
--------------------------------------------------------------------------------
Client accounts that traded during
   the quarter (in thousands)                    1,339       1,702     (21%)
Average client revenue trades
   per account                                    5.91        7.54     (22)
Total revenue trades
   (in thousands)                                7,908      12,825     (38)
Average commission per
   revenue trade                                $36.35      $36.29
Commissions earned on client
   revenue trades (in millions) (1)             $  287      $  465     (38)
================================================================================
(1) Includes certain non-commission revenues relating to the execution of client trades. Excludes commissions on trades relating to specialist operations and U.S. Trust commissions on trades.

Asset Management and Administration Fees
----------------------------------------

   Asset management and administration fees include mutual fund service fees, as well as fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for recordkeeping and shareholder services provided to third-party funds, and for transfer agent services, shareholder services, administration and investment management provided to its proprietary funds. These fees are based upon the daily balances of client assets invested in third-party funds and upon the average daily net assets of the Company's proprietary funds. Mutual fund service fees are earned primarily through the Individual Investor and Institutional Investor segments. The Company also earns asset management and administration fees for financial services, including investment management and consulting, trust and fiduciary services, financial and estate planning, and private banking services, provided to individual and institutional clients. These fees are primarily based on the value and composition of assets under management and are earned primarily through the U.S. Trust segment, as well as the Individual Investor and Institutional Investor segments.
   Asset management and administration fees were $420 million for the third quarter of 2001, up $10 million, or 2%, from the third quarter of 2000, as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                      Three Months
                                                         Ended
Asset Management                                      September 30,  Percent
   and Administration Fees                            2001    2000   Change
--------------------------------------------------------------------------------
Mutual fund service fees:
   Proprietary funds
    (SchwabFunds(R)and Excelsior(R))                  $209    $172     22%
   Mutual Fund OneSource(R)                             69      90    (23)
   Other                                                13       8     63
Asset management and related services                  129     140     (8)
--------------------------------------------------------------------------------
   Total                                              $420    $410      2%
================================================================================

   The increase in asset management and administration fees was primarily due to an increase in client assets in the Company's proprietary funds, partially offset by a decrease in client assets in Schwab's Mutual Fund OneSource.

Net Interest Revenue
--------------------

   Net interest revenue is the difference between interest earned on assets (mainly margin loans to clients, investments required to be segregated for clients, securities available for sale, and private banking loans) and interest paid on liabilities (mainly brokerage client cash balances and banking deposits). Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and hedging strategies. Most of the Company's net interest revenue is earned by Schwab through the Individual Investor and Institutional Investor segments, as well as by U.S. Trust through the U.S. Trust segment.
   Net interest revenue was $230 million for the third quarter of 2001, down $85 million, or 27%, from the third quarter of 2000 as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                Three Months
                                                    Ended
                                                September 30,    Percent
                                               2001     2000      Change
--------------------------------------------------------------------------------
Interest Revenue
Margin loans to clients                        $185     $469       (61%)
Investments, client-related                     128       80        60
Private banking loans                            61       56         9
Securities available for sale                    20       18        11
Other                                            37       51       (27)
--------------------------------------------------------------------------------
   Total                                        431      674       (36)
--------------------------------------------------------------------------------
Interest Expense
Brokerage client cash balances                  147      284       (48)
Deposits from banking clients                    29       40       (28)
Long-term debt                                   13       15       (13)
Stock-lending activities                          3       10       (70)
Short-term borrowings                             8        8
Other                                             1        2       (50)
--------------------------------------------------------------------------------
   Total                                        201      359       (44)
--------------------------------------------------------------------------------
Net interest revenue                           $230     $315       (27%)
================================================================================

   Client-related and other daily average balances, interest rates and average net interest spread for the third quarters of 2001 and 2000 are summarized in the following table (dollars in millions):

--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                            September 30,
                                                           2001       2000
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Margin loans to clients:
  Average balance outstanding                            $10,910    $19,996
  Average interest rate                                    6.73%      9.32%
Investments (client-related):
  Average balance outstanding                            $13,751    $ 5,616
  Average interest rate                                    3.71%      5.70%
Private banking loans:
  Average balance outstanding                            $ 3,645    $ 2,922
  Average interest rate                                    6.65%      7.71%
Securities available for sale:
  Average balance outstanding                            $ 1,365    $ 1,152
  Average interest rate                                    5.80%      6.18%
Average yield on interest-earning assets                   5.28%      8.36%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                            $21,883    $20,970
  Average interest rate                                    2.66%      5.38%
Interest-bearing banking deposits:
  Average balance outstanding                            $ 3,259    $ 3,021
  Average interest rate                                    3.57%      5.23%
Other interest-bearing sources:
  Average balance outstanding                            $   972    $ 1,714
  Average interest rate                                    3.57%      4.74%
Average noninterest-bearing portion                      $ 3,557    $ 3,981
Average interest rate on funding sources                   2.47%      4.61%
Summary:
  Average yield on interest-earning assets                 5.28%      8.36%
  Average interest rate on funding sources                 2.47%      4.61%
--------------------------------------------------------------------------------
Average net interest spread                                2.81%      3.75%
================================================================================

   The decrease in net interest revenue from the third quarter of 2000 was primarily due to lower levels of, and lower rates received on, margin loans to clients, partially offset by higher average balances of client-related investments and lower rates paid on brokerage client cash balances.

Principal Transactions
----------------------

   Principal transaction revenues are primarily comprised of net gains from market-making activities in Nasdaq and other securities effected through the Capital Markets segment. Factors that influence principal transaction revenues include the volume of client trades, market price volatility, average revenue per share traded and changes in regulations and industry practices.
   Principal transaction revenues were $42 million for the third quarter of 2001, down $55 million, or 57%, from the third quarter of 2000. This decrease was primarily due to lower average revenue per share traded, which in turn was primarily caused by the change to decimal pricing, and lower share volume handled by SCM.

Other Revenues
--------------

   Other revenues were $55 million for the third quarter of 2001, up $29 million, or 112%, from the third quarter of 2000. This increase was primarily due to a gain recorded on the sale of an investment.

Expenses Excluding Interest
---------------------------

   The Company's restructuring initiatives under the Plan and other expense reduction measures have resulted in decreases in most expense categories during the third quarter of 2001 when compared to the third quarter of 2000. Increases in occupancy and equipment expense and depreciation and amortization expense were due to the Company's continued investment in technology and facilities during 2000. The Company expects these expense items to decrease from current levels as the Company realizes the benefits of substantially completing the Plan in the fourth quarter of 2001.
   During the third quarter of 2001, the Company commenced additional initiatives under the Plan due to further declines in client asset valuations and trading activity. The Company recorded total pre-tax charges of $99 million in the third quarter of 2001 for restructuring charges under the Plan.
   Compensation and benefits expense was $461 million for the third quarter of 2001, down $136 million, or 23%, from the third quarter of 2000 primarily due to a substantial decline in variable compensation expense resulting from the Company's financial performance and a reduction in full-time equivalent employees. The following table shows a comparison of certain compensation and benefits components and employee data (in thousands):

--------------------------------------------------------------------------------
                                                           Three Months
                                                              Ended
                                                           September 30,
                                                           2001    2000
--------------------------------------------------------------------------------
Compensation and benefits expense as a
   % of total revenues                                     45%       45%
Variable compensation as a
   % of compensation and benefits expense                  11%       24%
Compensation for temporary employees,
   contractors and overtime hours as a
   % of compensation and benefits expense                   6%        9%
Full-time equivalent employees
   (at end of quarter) (1)                                21.9      25.4
Revenues per average full-time equivalent
   employee                                              $46.3     $52.2
================================================================================
(1) Includes full time, part-time and temporary employees, and persons employed on a contract basis.

   Occupancy and equipment expense was $127 million for the third quarter of 2001, up $21 million, or 20%, from the third quarter of 2000. This increase was primarily due to facilities expansion to support the Company's growth in employees and enhancements in systems capacity during 2000.
   Advertising and market development expense was $41 million for the third quarter of 2001, down $21 million, or 34%, from the third quarter of 2000. This decrease was primarily a result of reductions in television and print media spending as part of the Company's expense reduction measures.
   Depreciation and amortization expense was $87 million for the third quarter of 2001, up $20 million, or 30%, from the third quarter of 2000. The increase was primarily due to an increase in information technology equipment and software during 2000. The increase was also due to amortization of additional leasehold improvements for new branches and office space.
   Other expenses were $16 million for the third quarter of 2001, down $34 million, or 68%, from the third quarter of 2000. This decrease was primarily due to a business tax refund, as well as lower levels of travel and related costs, trading volume-related regulatory expenses and trade-related errors.
   The Company's effective income tax rate was 50.0% for the third quarter of 2001, up from 40.8% for the third quarter of 2000. The increase was primarily due to the greater impact of goodwill amortization, which is non-deductible for tax purposes, as a percentage of income before taxes on income.

                Nine Months Ended September 30, 2001 Compared To
                      Nine Months Ended September 30, 2000

   All references to earnings per share information in this report reflect diluted earnings per share unless otherwise noted.

Financial Overview
------------------

   During the first nine months of 2001, the securities markets experienced a continued slowdown, with the Nasdaq Composite Index decreasing 39% and the Standard & Poor's 500 Index decreasing 21% from December 31, 2000. In this difficult market environment, the Company's clients reduced their trading activity relative to year-earlier levels. As a result, the Company's trading revenues in the first nine months of 2001 decreased 47% from the first nine months of 2000 and total revenues decreased 26% for the same period.
   Revenues of $3.3 billion in the first nine months of 2001 declined $1.2 billion from the first nine months of 2000 due to decreases in revenues of $907 million, or 32%, in the Individual Investor segment, $12 million, or 2%, in the Institutional Investor segment and $286 million, or 55%, in the Capital Markets segment. These decreases were slightly offset by increases of $20 million, or 4%, in the U.S. Trust segment and $26 million in non-operating revenues consisting primarily of a gain on the sale of an investment.
   Total expenses excluding interest during the first nine months of 2001 were $3.1 billion, down 9% from $3.4 billion during the first nine months of 2000. This decrease was primarily caused by a substantial decline in bonuses and the Company's continued expense reduction measures, partially offset by restructuring charges. Excluding the non-operating charges as detailed in the following table, expenses during the first nine months of 2001 were $2.8 billion, down 16% from $3.3 billion during the first nine months of 2000.
   In June 2001, USTC sold its Corporate Trust business to The Bank of New York Company, Inc. (Bank of NY). The Company recognized a pre-tax extraordinary gain of $221 million on this sale, or $121 million after tax. Total proceeds received were $273 million and the Company incurred pre-tax closing and exit costs of $30 million for severance, professional fees and other related disposal costs. As part of the sale agreement, up to $22 million of the sale proceeds may be returned to Bank of NY if certain client retention requirements are not met during the ten-month period following the sale. This amount has been deferred and the appropriate amount will be recognized in earnings based upon actual client retention.
   In evaluating the Company's financial performance, management uses adjusted operating income, which excludes non-operating items as detailed in the following table. The Company's after-tax operating income for the first nine months of 2001 was $298 million, down 57% from the first nine months of 2000, and its after-tax operating profit margin for the first nine months of 2001 was 9.1%, down from 15.4% for the first nine months of 2000. A reconciliation of the Company's operating income to net income is shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                   Nine Months
                                                     Ended
                                                  September 30,        Percent
                                                 2001       2000       Change
--------------------------------------------------------------------------------
Operating income, after tax                     $ 298      $ 687         (57%)
Non-operating items:
   Extraordinary gain (1)                         221
   Other income (2)                                26
   Restructuring charges (3)                     (216)
   Other charges (4)                              (28)
   Merger- and acquisition-related charges (5)    (91)      (126)        (28)
--------------------------------------------------------------------------------
     Total non-operating items                    (88)      (126)        (30)
       Tax effect                                   2         18         (89)
--------------------------------------------------------------------------------
Total non-operating items, after tax              (86)      (108)        (20)
--------------------------------------------------------------------------------
Net income                                      $ 212      $ 579         (63%)
================================================================================
(1) The Company recorded an extraordinary gain, net of closing and exit costs, from the sale of USTC's Corporate Trust business to the Bank of NY.
(2)   Primarily  consists  of  a  pre-tax  gain  recorded  on  the  sale  of  an investment.
(3) The restructuring plan includes a workforce reduction, a reduction in operating facilities, and the removal of certain systems hardware and equipment from service.
(4) Other pre-tax charges primarily include a regulatory fine assessed to USTC and professional service fees for operational and risk management remediation at U.S. Trust NY, and the write-off of certain software development costs at CSE.
(5)   Includes  pre-tax   professional  fees,  change  in  control  related  and
      retention program compensation and other expenses related to the merger with USTC, and goodwill and intangible asset amortization and retention program compensation related to the acquisition of CyberTrader.

   The Company's operating income before taxes for the first nine months of 2001 was $473 million, down $658 million, or 58%, from the first nine months of 2000 due to decreases of $520 million, or 75%, in the Individual Investor segment, $21 million, or 9%, in the Institutional Investor segment, $89 million, or 94%, in the Capital Markets segment and $28 million, or 23%, in the U.S. Trust segment. These decreases were primarily due to the factors described in the comparison between the three-month periods.
   Including the non-operating items, the Company's income before taxes and extraordinary gain for the first nine months of 2001 was $164 million, down $841 million, or 84%, from the first nine months of 2000. The Company's net income for the first nine months of 2001 decreased 63% to $212 million, or $.15 per share, down from $579 million, or $.41 per share, for the first nine months of 2000. The Company's after-tax profit margin for the first nine months of 2001 was 6.4%, down from 13.0% for the first nine months of 2000.
   The annualized return on stockholders' equity for the first nine months of 2001 was 7%, down from 23% for the first nine months of 2000 primarily due to the decline in net income as discussed above, as well as a 27% increase in average stockholders' equity from the first nine months of 2000 to the first nine months of 2001.
     The Company's client trading activity is shown in the following table (in thousands):

--------------------------------------------------------------------------------
                                                      Nine Months
                                                         Ended
                                                     September 30,  Percent
Daily Average Trades                                 2001    2000   Change
--------------------------------------------------------------------------------
Revenue Trades
   Online                                           136.9   210.1    (35%)
   TeleBroker(R)and Schwab by Phone(TM)               7.7     7.9     (3)
   Regional client telephone service
     centers, branch offices and other               19.2    31.4    (39)
--------------------------------------------------------------------------------
   Total                                            163.8   249.4    (34%)
================================================================================
Mutual Fund OneSource(R) Trades
  Online                                             35.7    37.8     (6%)
  TeleBroker and Schwab by Phone                       .5     1.2    (58)
  Regional client telephone service
     centers, branch offices and other               18.6    21.3    (13)
--------------------------------------------------------------------------------
  Total                                              54.8    60.3     (9%)
================================================================================
Total Daily Average Trades
  Online                                            172.6   247.9    (30%)
  TeleBroker and Schwab by Phone                      8.2     9.1    (10)
  Regional client telephone service
     centers, branch offices and other               37.8    52.7    (28)
--------------------------------------------------------------------------------
  Total                                             218.6   309.7    (29%)
================================================================================

   During the first nine months of 2001, net new client assets and new accounts decreased from the first nine months of 2000 as shown in the table below.

--------------------------------------------------------------------------------
                                             Nine Months
                                                Ended
Growth in Client Assets and Accounts         September 30,          Percent
   (In billions, except as noted)           2001      2000          Change
--------------------------------------------------------------------------------
Net growth in assets
   in client accounts
     Net new client assets               $  60.1    $130.5
     Net market losses                    (163.4)    (15.5)
-----------------------------------------------------------
   Net growth (decline)                  $(103.3)   $115.0
===========================================================
New client accounts
   (in thousands)                          730.5   1,178.2           (38%)
================================================================================

REVENUES
--------

   Revenues declined $1.2 billion, or 26%, in the first nine months of 2001 compared to the first nine months of 2000, due to a $780 million, or 43%, decrease in commission revenues, a $278 million, or 59%, decrease in principal transaction revenues and a $212 million, or 23%, decrease in net interest revenue. These declines were slightly offset by a $67 million, or 6%, increase in asset management and administration fees and a $44 million, or 59%, increase in other revenues. As trading volumes decreased significantly during the first nine months of 2001, the Company's non-trading revenues represented 63% of total revenues as compared to 49% for the first nine months of 2000 as shown in the following table.

--------------------------------------------------------------------------------
                                                          Nine Months
                                                             Ended
                                                         September 30,
Composition of Revenues                                 2001     2000
--------------------------------------------------------------------------------
Commissions                                              31%      41%
Principal transactions                                    6       10
--------------------------------------------------------------------------------
   Total trading revenues                                37       51
--------------------------------------------------------------------------------
Asset management and administration fees                 38       26
Net interest revenue                                     22       21
Other                                                     3        2
--------------------------------------------------------------------------------
   Total non-trading revenues                            63       49
--------------------------------------------------------------------------------
Total                                                   100%     100%
================================================================================

Commissions
-----------

   Commission revenues for the Company were $1.0 billion for the first nine months of 2001, down $780 million, or 43%, from the first nine months of 2000. As shown in the following table, the total number of revenue trades executed by the Company has decreased 36% as the number of client accounts that traded and client trading activity per account have declined. Average commission per revenue trade decreased 9%. This decline was mainly due to reduced pricing of equity trades made through automated telephone channels to align them with online pricing, as well as the impact of CyberTrader's lower pricing.

--------------------------------------------------------------------------------
                                                  Nine Months
                                                    Ended
Commissions Earned on                            September 30,   Percent
   Client Revenue Trades                         2001      2000   Change
--------------------------------------------------------------------------------
Client accounts that traded during
   the period (in thousands)                    2,642     3,417   (23%)
Average client revenue trades
   per account                                  11.41     13.80   (17)
Total revenue trades
   (in thousands)                              30,155    47,140   (36)
Average commission per
   revenue trade                              $ 34.71   $ 37.99    (9)
Commissions earned on client
   revenue trades (in millions) (1)           $ 1,047   $ 1,791   (42)
================================================================================
(1) Includes certain non-commission revenues relating to the execution of client trades. Excludes commissions on trades relating to specialist operations and U.S. Trust commissions on trades.

Asset Management and Administration Fees
----------------------------------------

   Asset management and administration fees were $1.2 billion for the first nine months of 2001, up $67 million, or 6%, from the first nine months of 2000, as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                  Nine Months
                                                    Ended
Asset Management                                 September 30,    Percent
   and Administration Fees                      2001       2000    Change
--------------------------------------------------------------------------------
Mutual fund service fees:
   Proprietary funds
    (SchwabFunds(R)and Excelsior(R))          $  599      $  496     21%
   Mutual Fund OneSource(R)                      214         251    (15)
   Other                                          30          24     25
Asset management and related services            396         401     (1)
--------------------------------------------------------------------------------
   Total                                      $1,239      $1,172      6%
================================================================================

   The increase in asset management and administration fees was due to the factors described in the comparison between the three-month periods.

Net Interest Revenue
--------------------

   Net interest revenue was $719 million for the first nine months of 2001, down $212 million, or 23%, from the first nine months of 2000 as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                 Nine Months
                                                    Ended
                                                September 30,    Percent
                                               2001     2000      Change
--------------------------------------------------------------------------------
Interest Revenue
Margin loans to clients                      $  698   $1,334       (48%)
Investments, client-related                     448      249        80
Private banking loans                           177      160        11
Securities available for sale                    62       53        17
Other                                           124      130        (5)
--------------------------------------------------------------------------------
   Total                                      1,509    1,926       (22)
--------------------------------------------------------------------------------
Interest Expense
Brokerage client cash balances                  606      788       (23)
Deposits from banking clients                   104      113        (8)
Long-term debt                                   42       40         5
Stock-lending activities                         17       34       (50)
Short-term borrowings                            18       15        20
Other                                             3        5       (40)
--------------------------------------------------------------------------------
   Total                                        790      995       (21)
--------------------------------------------------------------------------------
Net interest revenue                         $  719   $  931       (23%)
================================================================================

   Client-related and other daily average balances, interest rates and average net interest spread for the first nine months of 2001 and 2000 are summarized in the following table (dollars in millions):

--------------------------------------------------------------------------------
                                                   Nine Months Ended
                                                     September 30,
                                                    2001       2000
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Margin loans to clients:
  Average balance outstanding                     $12,203    $20,139
  Average interest rate                             7.64%      8.85%
Investments (client-related):
  Average balance outstanding                     $13,367    $ 6,202
  Average interest rate                             4.48%      5.37%
Private banking loans:
  Average balance outstanding                     $ 3,328    $ 2,816
  Average interest rate                             7.12%      7.60%
Securities available for sale:
  Average balance outstanding                     $ 1,341    $ 1,154
  Average interest rate                             6.15%      6.08%
Average yield on interest-earning assets            6.12%      7.91%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                     $22,209    $20,884
  Average interest rate                             3.65%      5.04%
Interest-bearing banking deposits:
  Average balance outstanding                     $ 3,296    $ 3,036
  Average interest rate                             4.20%      4.96%
Other interest-bearing sources:
  Average balance outstanding                     $ 1,189    $ 1,973
  Average interest rate                             4.36%      4.50%
Average noninterest-bearing portion               $ 3,545    $ 4,418
Average interest rate on funding sources            3.31%      4.26%
Summary:
  Average yield on interest-earning assets          6.12%      7.91%
  Average interest rate on funding sources          3.31%      4.26%
--------------------------------------------------------------------------------
Average net interest spread                         2.81%      3.65%
================================================================================

   The decrease in net interest revenue from the first nine months of 2000 was primarily due to the factors described in the comparison between the three-month periods.

Principal Transactions
----------------------

   Principal transaction revenues were $192 million for the first nine months of 2001, down $278 million, or 59%, from the first nine months of 2000. This decrease was due to lower average revenue per share traded, primarily caused by the change to decimal pricing, and lower share volume handled by SCM.

Expenses Excluding Interest
---------------------------

   Beginning in the fourth quarter of 2000, the Company implemented a number of expense reduction measures which continued through the first nine months of 2001, and along with the Company's restructuring initiatives under the Plan have contributed to the 9% decline in total expenses excluding interest (see the factors described in the comparison between the three-month periods).
   Compensation and benefits expense was $1.4 billion for the first nine months of 2001, down $419 million, or 23%, from the first nine months of 2000 primarily due to a substantial decline in variable compensation expense resulting from the Company's financial performance. The following table shows a comparison of certain compensation and benefits components and employee data (in thousands):

--------------------------------------------------------------------------------
                                                       Nine Months
                                                          Ended
                                                       September 30,
                                                      2001      2000
--------------------------------------------------------------------------------
Compensation and benefits expense as a
   % of total revenues                                 44%       42%
Variable compensation as a
   % of compensation and benefits expense              11%       30%
Compensation for temporary employees,
   contractors and overtime hours as a
   % of compensation and benefits expense               6%       10%
Full-time equivalent employees
   (at end of period) (1)                             21.9      25.4
Revenues per average full-time equivalent
   employee                                         $139.5    $190.0
================================================================================
(1)   Includes  full-time,   part-time  and  temporary  employees,  and  persons
      employed on a contract basis.

   Occupancy and equipment expense was $372 million for the first nine months of 2001, up $77 million, or 26%, from the first nine months of 2000. This increase was due to the factors described in the comparison between the three-month periods.
   Depreciation and amortization expense was $258 million for the first nine months of 2001, up $73 million, or 39%, from the first nine months of 2000. This increase was due to the factors described in the comparison between the three-month periods.
   Merger-related expense for the first nine months of 2000 was $69 million. There were no such charges for the first nine months of 2001.
   Restructuring and other charges were $244 million for the first nine months of 2001. There were no such charges for the first nine months of 2000.
   Other expenses were $72 million for the first nine months of 2001, down $116 million, or 62% from the first nine months of 2000. This decrease was primarily due to the factors described in the comparison between the three-month periods, as well as a decrease in local business taxes on stock option exercises.
   The Company's effective income tax rate was 44.9% for the first nine months of 2001, up slightly from 42.4% for the first nine months of 2000.

                         Liquidity and Capital Resources

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

Liquidity

CSC

   CSC's liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. As discussed below, Schwab, CSC's depository institution subsidiaries and SCM are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs, maintaining CSC's depository institution subsidiaries' capital guidelines and maintaining Schwab's and SCM's net capital. Based on their respective regulatory capital ratios at September 30, 2001, the Company and its depository institution subsidiaries are considered well capitalized.
   CSC has liquidity needs that arise from its issued and outstanding $684 million Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, acquisitions and other investments. The Medium-Term Notes have maturities ranging from 2001 to 2010 and fixed interest rates ranging from 6.04% to 8.05% with interest payable semiannually. The Medium-Term Notes are rated A2 by Moody's Investors Service, A by Standard & Poor's Ratings Group and A+ by Fitch IBCA, Inc. CSC has a prospectus supplement on file with the Securities and Exchange Commission enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At September 30, 2001, all of these notes remained unissued.
   CSC has authorization from its Board of Directors to issue up to $1.2 billion in commercial paper. At September 30, 2001, no commercial paper has been issued. CSC's ratings for these short-term borrowings are P-1 by Moody's Investors Service and A-1 by Standard & Poor's Ratings Group.
   CSC maintains a $1.2 billion committed, unsecured credit facility with a group of twenty-three banks which is scheduled to expire in June 2002. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of tangible net worth, and Schwab and SCM to maintain specified levels of net capital, as defined. Management believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements. This facility was unused during the first nine months of 2001.
   CSC also has direct access to $645 million of the $825 million uncommitted, unsecured bank credit lines, provided by six banks, that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab, while the credit line provided by another one of these banks includes a sub-limit on credit available to CSC. These lines were not used by CSC during the first nine months of 2001.

Schwab

   Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $22.7 billion and $25.2 billion at September 30, 2001 and December 31, 2000, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
   Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement of $1 million. At September 30, 2001, Schwab's net capital was $1.1 billion (12% of aggregate debit balances), which was $926 million in excess of its minimum required net capital and $643 million in excess of 5% of aggregate debit balances. Schwab has historically targeted net capital to be 10% of its aggregate debit balances, which primarily consist of client margin loans.
   To manage Schwab's regulatory capital position, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility maturing in September 2003, of which $220 million was outstanding at September 30, 2001. At quarter end, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from CSC maturing in 2003. Borrowings under these subordinated lending arrangements qualify as regulatory capital for Schwab.
   To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines totaling $825 million at September 30, 2001 ($645 million of these lines are also available for CSC to use). The need for short-term borrowings arises primarily from timing differences between cash flow requirements and the scheduled liquidation of interest-bearing investments. Schwab used such borrowings for 16 days during the first nine months of 2001, with the daily amounts borrowed averaging $31 million. These lines were unused at September 30, 2001.
   To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab had unsecured letter of credit agreements with eleven banks in favor of the OCC aggregating $805 million at September 30, 2001. Schwab pays a fee to maintain these letters of credit. These letters of credit were unused at September 30, 2001.

U.S. Trust

   U.S. Trust's liquidity needs are generally met through earnings generated by its operations.
   U.S. Trust is subject to the Federal Reserve Board's risk-based and leverage capital guidelines. These regulations require banks and bank holding companies to maintain minimum levels of capital. In addition, CSC's depository institution subsidiaries are subject to limitations on the amount of dividends they can pay to USTC.
   In addition to traditional funding sources such as deposits, federal funds purchased and repurchase agreements, CSC's depository institution subsidiaries have established their own external funding sources. At September 30, 2001, U.S. Trust had $50 million in Trust Preferred Capital Securities outstanding with a fixed interest rate of 8.41%. Certain of CSC's depository institution subsidiaries have established credit facilities with the Federal Home Loan Bank System (FHLB) totaling $539 million. At September 30, 2001, $500 million in short-term borrowings and $1 million in long-term debt were outstanding under these facilities.
   CSC provides U.S. Trust with a $300 million short-term credit facility maturing in 2003. Borrowings under this facility do not qualify as regulatory capital for U.S. Trust. The amount outstanding under this facility was $3 million at September 30, 2001.

SCM

   SCM's liquidity needs are generally met through earnings generated by its operations. Most of SCM's assets are liquid, consisting primarily of cash and cash equivalents, marketable securities, and receivables from brokers, dealers and clearing organizations.
   SCM's liquidity is affected by the same net capital regulatory requirements as Schwab (see discussion above). At September 30, 2001, SCM's net capital was $92 million, which was $91 million in excess of its minimum required net capital.
   SCM may borrow up to $70 million under a subordinated lending arrangement with CSC maturing in 2003. Borrowings under this arrangement qualify as regulatory capital for SCM. The amount outstanding under this facility was $70 million at September 30, 2001. In addition, CSC provides SCM with a $50 million short-term credit facility. Borrowings under this arrangement do not qualify as regulatory capital for SCM. No funds were drawn under this facility at September 30, 2001.

Cash Flows and Capital Resources

   Net income plus depreciation and amortization including goodwill amortization was $513 million for the first nine months of 2001, down 36% from $796 million for the first nine months of 2000. Depreciation and amortization expense related to equipment, office facilities and property was $244 million for the first nine months of 2001, as compared to $173 million for the first nine months of 2000, or 7% and 4% of revenues for each period, respectively. Amortization expense related to intangible assets was $14 million for the first nine months of 2001, as compared to $12 million for the first nine months of 2000. Goodwill amortization expense was $43 million for the first nine months of 2001, as compared to $32 million for the first nine months of 2000.
   The Company's capital expenditures were $266 million in the first nine months of 2001 and $467 million in the first nine months of 2000, or 8% and 10% of revenues for each period, respectively. Capital expenditures in the first nine months of 2001 were for certain facilities expansion, equipment relating to the Company's information technology systems and software. Capital expenditures as described above include the capitalized costs for developing internal-use software of $62 million in the first nine months of 2001 and $75 million in the first nine months of 2000. Schwab opened 22 new domestic branch offices during the first nine months of 2001, compared to 28 during the first nine months of 2000. The number of U.S. Trust offices increased by 3 during each of the first nine months of 2001 and 2000. Capital expenditures may vary from period to period as business conditions change.
   The Company repaid $35 million of long-term debt during the first nine months of 2001.
   During the first nine months of 2001, 4,361,200 of the Company's stock options, with a weighted-average exercise price of $4.91, were exercised with cash proceeds received by the Company of $21 million and a related tax benefit of $27 million. The cash proceeds are recorded as an increase in cash and a corresponding increase in stockholders' equity. The tax benefit is recorded as a reduction in income taxes payable and a corresponding increase in stockholders' equity.
   On September 20, 2001, the Board of Directors authorized repurchases of the Company's common stock totaling up to $500 million. The shares may be repurchased through open market or privately negotiated transactions based on prevailing market conditions. This authorization supersedes the Board of
Directors' repurchase authorization on March 21, 2001. During the first nine months of 2001, CSC repurchased 23 million shares of its common stock for $315 million, including 5 million shares for $48 million under the September 20, 2001 authorization. During the first nine months of 2000, the Company did not repurchase any common stock. At September 30, 2001, the authorization granted by the Board of Directors allows for future repurchases of CSC's common stock totaling up to $452 million.
   During the first nine months of 2001 and 2000, the Company paid common stock cash dividends of $46 million and $47 million, respectively.
   The Company monitors both the relative composition and absolute level of its capital structure. The Company's total financial capital (long-term debt plus stockholders' equity) at September 30, 2001 was $4.9 billion, down $87 million, or 2%, from December 31, 2000. At September 30, 2001, the Company had long-term debt of $735 million, or 15% of total financial capital, that bear interest at a weighted-average rate of 7.34%. At September 30, 2001, the Company's stockholders' equity was $4.2 billion, or 85% of total financial capital.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments Held For Trading Purposes
-----------------------------------------------

   The Company held municipal, other fixed income and government securities and certificates of deposit with a fair value of approximately $36 million and $38 million at September 30, 2001 and 2000, respectively. These securities, and the associated interest rate risk, are not material to the Company's financial position, results of operations or cash flows.
   Through Schwab and SCM, the Company maintains inventories in exchange-listed, Nasdaq and other equity securities on both a long and short basis. The fair value of these securities at September 30, 2001 was $27 million in long positions and $26 million in short positions. The fair value of these securities at September 30, 2000 was $84 million in long positions and $53 million in short positions. Using a hypothetical 10% increase or decrease in prices, the potential loss or gain in fair value is estimated to be approximately $100,000 and $3,100,000 at September 30, 2001 and 2000, respectively, due to the offset of change in fair value in long and short positions. In addition, the Company generally enters into exchange-traded option contracts to hedge against potential losses in equity inventory positions, thus reducing this potential loss exposure. This hypothetical 10% change in fair value of these securities at September 30, 2001 and 2000 would not be material to the Company's financial position, results of operations or cash flows. The notional amount and fair value of option contracts were not material to the Company's consolidated balance sheets at September 30, 2001 and 2000.

Financial Instruments Held For Purposes Other Than Trading
----------------------------------------------------------

   The Company maintains investments primarily in mutual funds related to its deferred compensation plan, which is available to certain employees. These investments were approximately $61 million and $65 million at September 30, 2001 and 2000, respectively. These securities, and the associated market risk, are not material to the Company's financial position, results of operations or cash flows.

Debt Issuances
--------------

   At September 30, 2001, CSC had $684 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 6.04% to 8.05%. At September 30, 2000, CSC had $741 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 5.96% to 8.05%. At September 30, 2001 and 2000, U.S. Trust had $50 million Trust Preferred Capital Securities outstanding, with a fixed interest rate of 8.41%. In addition at September 30, 2001 and 2000, U.S. Trust had $1 million and $2 million FHLB long-term debt outstanding, respectively. The FHLB long-term debt had a fixed interest rate of 6.69% at September 30, 2001 and fixed interest rates ranging from 6.69% to 6.76% at September 30, 2000.
   The Company has fixed cash flow requirements regarding these long-term debt obligations due to the fixed rate of interest. The fair value of these obligations at September 30, 2001 and 2000, based on estimates of market rates for debt with similar terms and remaining maturities, approximated their carrying amount.

Net Interest Revenue Simulation
-------------------------------

   The Company uses net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation model (the model) includes all interest-sensitive assets and liabilities and Swaps utilized by U.S. Trust to hedge its interest rate risk. Key variables in the model include assumed margin loan and brokerage client cash balance growth or decline, changes to the level and term structure of interest rates, the repricing of financial instruments, prepayment and reinvestment assumptions, loan, banking deposit, and brokerage client cash balance pricing and volume assumptions. The simulations involve assumptions that are inherently uncertain and as a result, the simulations cannot precisely estimate net interest revenue or precisely predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies, including changes in asset and liability mix.
   As demonstrated by the simulations presented below, the Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when rates fall (i.e., interest-earning assets are repricing more quickly than supporting liabilities). Historically, this position has partially offset decreases in trading activity, and therefore commission revenues, which have resulted during periods of rising interest rates. U.S. Trust's interest-bearing liabilities are positioned to reprice more quickly than the related interest-earning assets, which naturally offsets a portion of Schwab's asset-sensitive interest-rate risk exposure.
   The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 200 basis point increase or decrease in interest rates and the effect on simulated net interest revenue over the next twelve months at September 30, 2001 and 2000.

--------------------------------------------------------------------------------
Impact on Net Interest Revenue
Percentage Increase (Decrease)
September 30,                                    2001          2000
--------------------------------------------------------------------------------
Increase of 200 basis points                     7.2%          8.3%
Decrease of 200 basis points                    (8.4%)        (8.3%)
================================================================================

   The impact of the Company's hedging activities upon net interest revenue for the quarters ended September 30, 2001 and 2000 was immaterial to the Company's results of operations.

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings

   The nature of the Company's business subjects it to claims, lawsuits, regulatory examinations and other proceedings in the ordinary course of its business. The results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company's results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company's financial condition and results of operations. However, it is the opinion of management, after consultation with legal counsel, that the ultimate outcome of current matters will not have a material adverse impact on the financial condition or operating results of the Company.


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


--------------------------------------------------------------------------------
Exhibit
Number                  Exhibit
--------------------------------------------------------------------------------

 3.11 Fifth Restated Certificate of Incorporation, effective May 7, 2001, of the Registrant (supersedes Exhibit 3.10).

10.222 The Charles Schwab Corporation 1987 Stock Option Plan, restated and amended as of September 20, 2001, with form of Non-Qualified Stock Option Agreement attached (supersedes Exhibit 10.186).

10.223   The  Charles  Schwab  Corporation  Executive  Officer Stock Option Plan
         (1987), restated and amended as of September 20, 2001, with form of Non-Qualified Stock Option Agreement attached (supersedes Exhibit 10.188).

10.224 The Charles Schwab Corporation 1992 Stock Incentive Plan, restated and amended as of September 20, 2001 (supersedes Exhibit 10.214).

10.225 The Charles Schwab Corporation 2001 Stock Incentive Plan, restated and amended as of September 20, 2001 (supersedes Exhibit 10.219).

10.226 The Charles Schwab Corporation Employee Stock Incentive Plan, restated and amended as of September 20, 2001 (supersedes Exhibit 10.190).

10.227   Benefit   Equalization   Plan  of   U.S.   Trust  Corporation.

10.228   1990 Change in Control and Severance  Policy for Top  Tier  Officers of
         United   States  Trust Company of New York and Affiliated Companies.

10.229   Executive  Deferred  Compensation  Plan  of U.S. Trust Corporation.

10.230   Executive   Incentive   Plan   of   U.S. Trust Corporation.

10.231 1989 Stock Compensation Plan and Predecessor Plans of U.S. Trust Corporation.

10.232   U.S.  Trust  Corporation  Employees'  Retirement Plan.

10.233   U.S. Trust Corporation 401(k) Plan.

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




                                               THE  CHARLES  SCHWAB  CORPORATION
                                                          (Registrant)





Date:  November 9, 2001                           /s/   Christopher V. Dodds
       ----------------------------               ------------------------------
                                                       Christopher V. Dodds
                                                   Executive Vice President and
                                                      Chief Financial Officer