Form 10-K
period 2001-12-31
SCHWAB CHARLES CORP
filed 2002-03-27
CIK 316709

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2001        Commission file number 1-9700



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 14, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $15,863,822,080. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant, and certain investment companies managed by Charles Schwab Investment Management, Inc. were deemed to be shares of the voting stock held by affiliates.

The number of shares of Common Stock outstanding as of March 14, 2002 was 1,370,705,388 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I and II of this Form 10-K incorporate certain information contained in the registrant's 2001 Annual Report to Stockholders by reference to portions of that document. Part III of this Form 10-K incorporates certain information contained in the registrant's definitive proxy statement for its annual meeting of stockholders to be held May 13, 2002 by reference to portions of that document.

                         THE CHARLES SCHWAB CORPORATION


                            Annual Report On Form 10-K

                     For Fiscal Year Ended December 31, 2001

                   ------------------------------------------

                                TABLE OF CONTENTS



Part I

Item 1.    Business   ---------------------------------------------------------------------------------------------      1
Item 2.    Properties   -------------------------------------------------------------------------------------------     12
Item 3.    Legal Proceedings   ------------------------------------------------------------------------------------     13
Item 4.    Submission of Matters to a Vote of Security Holders   --------------------------------------------------     13

Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters   --------------------------------     13
Item 6.    Selected Financial Data   ------------------------------------------------------------------------------     13
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations   ----------------     13
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk   -------------------------------------------     14
Item 8.    Financial Statements and Supplementary Data   ----------------------------------------------------------     14
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   -----------------     14

Part III

Item 10.   Directors and Executive Officers of the Registrant   ---------------------------------------------------     14
Item 11.   Executive Compensation   -------------------------------------------------------------------------------     16
Item 12.   Security Ownership of Certain Beneficial Owners and Management   ---------------------------------------     16
Item 13.   Certain Relationships and Related Transactions   -------------------------------------------------------     16

Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K   --------------------------------------     16
                 Exhibit Index   ----------------------------------------------------------------------------------     17
                 Signatures   -------------------------------------------------------------------------------------     23
                 Index to Financial Statement Schedules   ---------------------------------------------------------    F-1






FORWARD-LOOKING STATEMENTS - This Annual Report on Form 10-K, including the information incorporated by reference, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management's beliefs, objectives and expectations as of the date hereof, are necessarily estimates based on the best judgment of our senior management. These statements relate to, among other things, the Company's ability to pursue its strategy of attracting and retaining client assets as well as achieve its strategic priorities, the Company's ability to carry out its plans for its international business and the availability of the Company's information systems. Achievement of the expressed beliefs, objectives and expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from those beliefs, objectives and expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or, in the case of documents incorporated by reference, as of the date of those documents.

                         THE CHARLES SCHWAB CORPORATION



                                     PART I


Item 1.       Business

(a) General Development of Business

     The Charles Schwab Corporation (CSC, and with its subsidiaries collectively referred to as the Company) was incorporated in 1986 and engages, through its subsidiaries, in securities brokerage and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer, which was incorporated in 1971, and entered the discount brokerage business in 1974. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust), which merged with CSC in May 2000, is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services.
     Other subsidiaries of CSC include Charles Schwab Investment Management, Inc. (CSIM), Schwab Capital Markets L.P. (SCM), CyberTrader, Inc. (CyberTrader, formerly known as CyBerCorp, Inc.), The Charles Schwab Trust Company (CSTC) and Charles Schwab Europe (CSE). CSIM acts as the investment advisor for Schwab's proprietary mutual funds. The Company refers to certain funds for which CSIM is the investment advisor as the SchwabFunds(R). SCM is a market maker in Nasdaq and other securities providing trade execution services primarily to broker-dealers and institutional clients. CyberTrader, a subsidiary acquired in March 2000, is an electronic trading technology and brokerage firm providing services to highly active, online investors. CSTC serves as trustee for employee benefit plans, primarily 401(k) plans. CSE, CSC's primary international subsidiary, is a retail securities brokerage firm located in the United Kingdom.

(b) Financial Information About Segments

     The Company provides financial services to individuals, institutional clients and broker-dealers through four segments - Individual Investor, Institutional Investor, Capital Markets, and U.S. Trust. The Individual Investor segment includes the Company's domestic and international retail operations. The Institutional Investor segment provides custodial, trading, and support services to independent investment managers, serves company 401(k) plan sponsors and third-party administrators, and supports company stock option plans and stock purchase programs. The Capital Markets segment provides trade execution services in Nasdaq, exchange-listed and other securities primarily to broker-dealers, including Schwab, and institutional clients. The U.S. Trust segment provides investment and wealth management, fiduciary services, and private banking services to individual and institutional clients. For financial information by segment and geographic area, and for revenues by major client for the three years ended December 31, 2001, see note "23 - Segment Information" in the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.

(c) Narrative Description of Business

                                Business Strategy

     The Company's overall strategy is to attract and retain client assets by focusing on a number of areas within the financial services industry - retail brokerage, investment and wealth management, fiduciary services, support services for independent investment managers, 401(k) defined contribution plans, investment services to companies and their employees, equity securities market-making, and banking and other financial services. The Company, through its subsidiaries, serves 7.8 million active client accounts(a). Client assets in these accounts totaled $845.9 billion at December 31, 2001.
     To pursue its strategy and its objective of long-term profitable growth, the Company plans to leverage its competitive advantages, which include:
o a broad  range of  products,  services,  and  advice  offerings,
o multi-channel delivery  systems,
o an ongoing  investment  in  technology,  and
o nationally recognized brands.
     Management continues to believe that the key to sustaining the Company's competitive advantages will be its ability to combine people and technology in ways that provide investors with the access, information, guidance, advice and control they expect - as well as high quality service - all at a lower cost than traditional providers of financial services.
     The Company's products and services are designed to meet clients' varying investment and financial needs, including help and advice and access to extensive investment research, news and information. The Company seeks to provide clients with customized advice which is objective, uncomplicated, and not driven by commission. The Company's approach to advice is based on long-term investment strategies and guidance on portfolio diversification and asset allocation. This approach is built on fact-based research, with the goal of improving clients' ability to achieve better investment outcomes.
     Schwab strives to demystify investing by educating and assisting clients in the development of investment plans. This approach is designed to be offered consistently across all of Schwab's delivery channels and provides clients with a wide

--------------------------------
(a)  Accounts with balances or activity within the preceding eight months.

selection  of choices for their  investment  needs.  Schwab's  products, services, and advice offerings cross the spectrum of its clients - those who manage their own investments and make independent investment decisions, those who want ongoing access to guidance while retaining control over their investment decisions, and those who desire to have experienced professionals manage their assets.
     In 2001, the Company focused on aligning its infrastructure and resources with its current strategic priorities, which include:
o providing the spectrum of affluent investors with the advice, relationships, and choices that support their desired investment outcomes;
o delivering the information, technology, service, and pricing needed to remain a leader in serving active traders;
o providing individual investing services through employers, including retirement and option plans as well as personal brokerage accounts;
o offering selected banking services and developing investment products that give clients greater control and understanding of their finances;
o retaining a strong capital markets business to address investors' financial product and trade execution needs; and
o continuing to provide high quality service to clients with smaller investment portfolios.
     For further discussion on the Company's business strategy, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Description of Business - Business Strategy" in the Company's 2001 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.
     The table below shows the Company's sources of revenues on a comparative basis for the three years ended December 31, 2001.


                                                       THE CHARLES SCHWAB CORPORATION



------------------------------------------------------------------------------------------------------------------------------------
Sources of Revenues
(Dollar amounts in millions)

Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                            2001                       2000                         1999
                                                    --------------------------------------------------------------------------------
                                                      Amount     Percent         Amount    Percent           Amount     Percent
                                                    --------------------------------------------------------------------------------

Revenues
Asset management and administration fees
     Mutual fund service fees
          Proprietary funds (SchwabFunds(R)
            and Excelsior(R))                         $  818       19%           $  673       12%            $  542        12%
          Mutual Fund OneSource(R)                       282        6%              331        6%               227         5%
          Other                                           41        1%               35                          19
     Asset management and related services               534       12%              544        9%               432        10%
------------------------------------------------------------------------------------------------------------------------------------
Asset management and administration fees               1,675       38%            1,583       27%             1,220        27%
------------------------------------------------------------------------------------------------------------------------------------
Commissions
     Exchange-listed securities                          672       15%              729       12%               609        14%
     Nasdaq and other equity securities                  473       11%            1,229       20%               986        22%
     Options                                             114        3%              204        4%               175         4%
     Mutual funds                                         96        2%              132        3%               105         2%
------------------------------------------------------------------------------------------------------------------------------------
Commissions                                            1,355       31%            2,294       39%             1,875        42%
------------------------------------------------------------------------------------------------------------------------------------
Interest revenue
     Margin loans to clients                             832       19%            1,772       30%               983        22%
     Investments, client-related                         555       13%              338        6%               404         9%
     Private banking loans                               240        5%              219        4%               174         4%
     Securities available for sale                        79        2%               69        1%                57         1%
     Other                                               151        3%              191        4%               100         2%
Interest expense                                        (928)     (21%)          (1,352)     (24%)             (898)      (20%)
------------------------------------------------------------------------------------------------------------------------------------
Net interest revenue                                     929       21%            1,237       21%               820        18%
------------------------------------------------------------------------------------------------------------------------------------
Principal transactions
     Nasdaq and other equity securities                  173        4%              470        8%               411         9%
     Other                                                82        2%              100        2%                89         2%
------------------------------------------------------------------------------------------------------------------------------------
Principal transactions                                   255        6%              570       10%               500        11%
------------------------------------------------------------------------------------------------------------------------------------
Other                                                    139        4%              104        3%                71         2%
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                        $4,353      100%           $5,788      100%            $4,486       100%
====================================================================================================================================

This table should be read with the  Company's  consolidated  financial  statements  and notes in the
Company's 2001 Annual Report to Stockholders,  which is incorporated  herein by reference to Exhibit
No. 13.1 of this report.  Certain  prior years'  revenues and  expenses  have been  reclassified  to conform to the 2001 presentation.



                    Products, Services, and Advice Offerings

     The Company offers a broad range of products, services, and advice offerings to address its clients' varying investment and financial needs. Such offerings are made through the Company's four segments - Individual Investor, Institutional Investor, Capital Markets and U.S. Trust.

Individual Investors

     Investors at Schwab, through the Individual Investor segment or indirectly through the Institutional Investor segment, have access to the accounts, features, tools, services, and products described below.

     Accounts and Features.  Through various types of brokerage accounts, Schwab
     ----------------------
offers the purchase and sale of securities which include Nasdaq, exchange-listed and other equity securities, options, mutual funds, unit investment trusts, variable annuities and fixed income investments, including U.S. Treasuries, zero-coupon bonds, exchange-listed and over-the-counter corporate bonds, municipal bonds, Government National Mortgage Association securities and certificates of deposit. Schwab also offers certain of its clients initial and secondary public stock offerings, debt underwritings, and access to futures and commodities trading. Additionally, Schwab provides clients access to a variety of life insurance and annuity products through third-party insurance companies.
     Clients approved for margin transactions may borrow a portion of the price of certain securities purchased through Schwab, or may sell securities short. Clients must have specific approval to trade options; as of December 31, 2001, 393,000 accounts had such approval. To write uncovered options, clients must go through an additional approval process and must maintain a significantly higher level of equity in their brokerage accounts.
     Because Schwab does not pay interest on cash balances in its standard Schwab brokerage accounts, it provides clients with an option to have cash balances in their accounts automatically swept, on a weekly basis, into certain taxable or state-specific municipal tax-exempt SchwabFunds(R) money market funds.
     A client may receive additional services by qualifying for and opening a Schwab One(R) brokerage account. A client may access available funds in his or her Schwab One account either with a personal check, a VISA(R) debit card, or Schwab BillPay(R), in addition to the Schwab MoneyLink(R) service offered with all brokerage accounts. When a Schwab One client is approved for margin trading, the checks and debit card also provide access to margin cash available. For cash balances awaiting investment, Schwab pays interest to Schwab One clients. Alternatively, qualifying Schwab One clients seeking tax-exempt income may elect to have cash balances swept daily into state-specific municipal tax-exempt SchwabFunds money market funds.
     For affluent clients who meet certain trading or asset levels, Schwab offers additional benefits such as free research, priority handling of their service calls, access to independent investment managers, and other services. Additionally, Schwab offers the Schwab Access(TM) account to these clients. The Schwab Access account is an account allowing clients to conduct everyday payment activities at Schwab via the Internet. The Schwab Access account features include online bill payment, unlimited check writing, Gold VISA debit card, returned check copies, unlimited money transfers within Schwab accounts, and no-fee ATM access. Cash balances in a Schwab Access account are swept daily into a SchwabFunds money market fund.
     During 2001, Schwab launched Schwab Private Client (SPC) services on a limited basis to affluent investors. SPC services are designed for investors with at least $500,000 in assets at Schwab and feature a one-on-one relationship with a Schwab investment consultant backed by a team of professionals. The SPC account is structured with an asset-based fee and includes portfolio construction guidance, ongoing monitoring and commission-free equity trades.
     Schwab acts as custodian, as well as broker, for Individual Retirement Accounts (IRAs) and Keogh accounts. In Schwab IRAs, cash balances are swept daily into one of three SchwabFunds money market funds. During 2001, Schwab enhanced its IRA-related services through the introduction of Personal Rollover Assistant, a service designed to help clients streamline and consolidate their retirement investments. Active IRAs and Keogh accounts at December 31, 2001 totaled 3,300,000, up 5% from December 31, 2000, while client assets in all IRAs and Keogh accounts increased 9% to $201.9 billion.
     For active traders, Schwab offers accounts that include access to special features and services such as advanced trading tools, priority access to a dedicated team of trading specialists, and reduced pricing on equity trades. CyberTrader also offers a brokerage account to its clients. Features of this account include access to CyberTrader's proprietary software designed to benefit highly active traders and the choice of manual or automated order routing for placing trades.

     Help and Advice,  Investment Education,  Research,  and Analysis Tools. The
     -----------------------------------------------------------------------
Company's approach to advice is based on long-term investment strategies and guidance on portfolio diversification and asset allocation. For affluent investors who make independent investment decisions, the Company offers research, analytic tools, and access to fee-based portfolio consultations and financial planning services. Clients looking for more guidance while retaining control have access to advanced research, trading, and planning resources, combined with professional advice from Schwab's investment specialists designed to assist in developing an investment strategy and carrying out investment and portfolio management decisions. Additionally, SPC provides higher net-worth clients with more personalized, one-on-one advice interactions, access to expanded financial planning, asset management capabilities, and enhanced performance reporting. Schwab also established its MarketPlace, an internal Web site which includes the AdviceSuite, a software platform that enables service representatives to apply a consistent set of principles and practices when providing market viewpoints and investment advice. MarketPlace also provides tools to support discussions with clients about events such as retirement and college planning and charitable giving. Schwab's new Mutual Fund internal Web site provides service representatives with news, research, and analytic tools designed to support their fund-related advice interactions with clients. Schwab has also expanded its advice offering to affluent clients by adding Goldman Sachs research as well as Schwab's proprietary rating system for individual equities.
     Schwab's registered representatives can refer investors who desire additional guidance to independent investment managers and certified financial planners through the Schwab AdvisorSource(R) program. Schwab clients and potential clients who desire personalized wealth management services can receive referrals to U.S. Trust's investment management, trust, and private banking capabilities as part of the Schwab AdvisorSource(R) program.
     Schwab strives to demystify investing by educating and assisting clients in the development of investment plans. Educational tools include : WebShop(R), a series of workshops designed to help investors increase their skills in using Schwab's online services; the Schwab Learning Center(R), interactive courses designed to help clients learn more about investing principles and use of the online channel; the Smart Investor(TM), a centralized location on Schwab.com(TM) for educational information about investing; and SchwabWelcome.com(TM), an efficient and easy way for prospects to get started investing at Schwab. During 2001, Schwab continued to meet ongoing client demand for Schwab-style help and advice by introducing the Live Online program, a series of workshops that utilize the Internet to bring Schwab representatives and clients together to discuss investing strategies, retirement planning and wealth management in a highly interactive format.
     Schwab provides various Internet-based research and analysis tools which are designed to help clients achieve better investment outcomes, including: the Positions Monitor, which tracks clients' mutual fund and equity holdings' historical performance; the Mutual Fund Performance Profile(TM), which allows clients to analyze the performance of their entire mutual fund portfolio; the Schwab Portfolio Checkup(R), an asset allocation tool that also allows clients to include non-Schwab holdings in their analyses; and SchwabAlerts(R), which delivers investment and market activity news to clients via both wireless and e-mail. Additionally, Schwab provides a variety of stock selection tools. For investors seeking ideas, Schwab provides the Stock Screener, which allows clients to search over 9,000 equities using their own criteria, and the Schwab Stock List, which is compiled using an unbiased and systematic approach. For investors desiring to analyze a specific equity security, Schwab provides the Charles Schwab Stock Analyzer(R), which provides data for the specific equity security and helps clients interpret such data. During 2001, Schwab expanded its research and analysis tools to include OptionStreet(TM), which offers improved online trading screens, tools, and educational content to clients wishing to gain greater control of their portfolios via options.

     Trading Technology and Tools. The Company delivers information, technology,
     -----------------------------
service, and pricing which is designed to meet the needs of active traders. For highly active traders, CyberTrader offers integrated software-based trading platforms - CyberX(R)2 and CyberTrader Pro(TM), which utilize direct access and intelligent order routing technology. CyberX2 is a user-friendly trading system with point and click order entry, advanced charting capabilities, streaming news, remote Web trading, stock watch lists, multiple ECN Book quotes, and advanced risk management tools. CyberTrader Pro is a multifaceted trading platform that offers all of the features of CyberX2 plus additional features
including   analytical   tools,   stock  filtering   tools,  and  live  charting
capabilities. Additionally, CyberTrader offers CyberTrader Direct(TM), a software application that gives clients access, via handheld communication devices, to CyberTrader's proprietary order-routing capabilities, with connections to 10 ECNs and more than 450 market makers. Real-time quotes, customizable stock lists, and account information are also available with CyberTrader Direct. Through CyberTrader's Web site, investors have access to CyberTrader U(TM) , which offers a variety of introductory and intermediate online classes committed to assisting individuals become more educated traders.
     For active  traders,  Schwab also offers  Velocity(TM),  a desktop  trading
software,   and  StreetSmart  Pro(R),  which  leverages   CyberTrader's  trading
technology and combines Nasdaq Level II quotes, real-time streaming news, unlimited watch lists, and real-time, streaming interactive charts with account management features, risk management tools, multi-channel access, and dedicated personal support. StreetSmart Pro allows clients to execute their trades through SmartEx(TM) - Schwab's proprietary order-routing technology - without having to access another trading program. Through education initiatives such as the Branch Active Trader program, Schwab clients can receive training from specially qualified representatives on all of these advanced trading platforms.

     Client Financing and Clearing Services.  Clients'  securities  transactions
     ---------------------------------------
are conducted on either a cash or margin basis. Generally, a client buying securities in a cash-only brokerage account is required to make payment by settlement date, usually three business days after the trade is executed. However, for purchases of certain types of securities, such as certain mutual fund shares, a client must have a cash or money market fund balance in his or her account sufficient to pay for the trade prior to execution. When selling securities, a client is required to deliver the securities, and is entitled to receive the proceeds, on settlement date. In an account authorized for margin trading, Schwab may lend a client a portion of the market value of certain securities up to the limit established by the Federal Reserve Board, which for most equity securities is initially 50%. These loans are collateralized by the securities in the client's account. Short sales of securities represent sales of borrowed securities and create an obligation for the client to purchase the securities at a later date. Clients may sell securities short in a margin account subject to minimum equity and applicable margin requirements and the availability of such securities to be borrowed and delivered. Interest on margin loans to clients provides an important source of revenue to Schwab. During 2001, Schwab's outstanding margin loans to clients averaged $11.4 billion and were $9.2 billion at December 31, 2001.
     In permitting a client to engage in transactions, Schwab faces credit risk if the client fails to meet his or her obligations  in the  event  of  adverse  changes  in  the  market  value  of the securities positions in his or her account. Under applicable rules and regulations for margin transactions, Schwab, in the event of such an adverse change, requires the client to deposit additional securities or cash, so that the amount of the client's obligation is not greater than specified percentages of the cash and market values of the securities in the account. As a matter of policy, Schwab generally requires its clients to maintain higher percentages of collateral values than the minimum percentages required under these regulations.
     Schwab may use cash balances in client accounts to extend margin credit to other clients. Pursuant to the requirements of Rule 15c3-3 under the Securities Exchange Act of 1934 (Rule 15c3-3), the portion of such cash balances not used to extend margin credit (increased or decreased by certain other client-related balances) must be held in segregated investment accounts. The balances in these segregated investment accounts must be invested in cash or qualified securities, as defined by Rule 15c3-3. To the extent Schwab's clients elect to have cash balances in their brokerage accounts swept into certain SchwabFunds(R) money market funds, the cash balances available to Schwab for investments or for financing margin loans are reduced. However, Schwab receives asset management and administration fees from such funds based upon average daily invested balances. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management" in the Company's 2001 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report, and "Regulation" in this report.
     Schwab performs clearing services for all securities transactions in its client accounts. Schwab clears the vast majority of client transactions through the facilities of the National Securities Clearing Corporation or the Options Clearing Corporation. Certain other transactions, such as mutual fund transactions and transactions in securities not eligible for settlement through a clearing corporation, are settled directly with the mutual funds or other financial institutions. Schwab is obligated to settle transactions with clearing corporations, mutual funds and other financial institutions even if Schwab's client fails to meet his or her obligations to Schwab. In addition, for transactions that do not settle through a clearing corporation, Schwab assumes the risk of the other party's failure to settle the trade. See note "22 - Financial Instruments Subject to Off-Balance-Sheet Risk or Credit Risk" in the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.

     Mutual Funds. The Company provides mutual fund services  primarily  through
     -------------
the Individual Investor and Institutional Investor segments, as well as the U.S. Trust segment. Schwab's Mutual Fund Marketplace(R) provides clients with the ability to invest in over 2,000 mutual funds from 331 fund families. Within the Mutual Fund Marketplace, Schwab's Mutual Fund OneSource(R) service enables clients to trade 1,079 mutual funds from 240 fund families without incurring transaction fees. The Mutual Fund Marketplace also includes Schwab's mutual fund clearing service, which provides mutual fund trading and clearing services to banks and broker-dealers.
     Schwab's Mutual Fund OneSource service allows investors to access multiple mutual fund companies, avoid brokerage transaction fees, and achieve investment diversity among fund families. In addition, investors' recordkeeping and investment monitoring are simplified through one consolidated statement. Fees received by Schwab for providing services, including recordkeeping and shareholder services, from the Mutual Fund OneSource program are based upon the daily balances of client assets invested in the participating funds through Schwab and are paid by the funds and/or fund sponsors.
     Schwab charges a transaction fee on trades placed in the funds included in the Mutual Fund Marketplace (except on trades through the Mutual Fund OneSource service). These fees are recorded as commission revenues. In addition to the third-party funds available through the Mutual Fund Marketplace, Schwab offers a family of proprietary funds, referred to as the SchwabFunds(R), and U.S. Trust offers the Excelsior(R) family of funds.
     SchwabFunds  include  money market funds,  equity index funds,  bond funds, asset allocation funds, funds that primarily invest in stock, bond and money market funds, and actively-managed equity funds. Qualifying Schwab clients may elect to have cash balances in their brokerage accounts automatically invested in certain SchwabFunds money market funds. Excelsior funds include actively-managed domestic equity funds, international equity funds, taxable fixed income funds, tax-exempt fixed income funds and money market funds. Fees received by the Company from the SchwabFunds and the Excelsior funds, for providing shareholder services, administration, investment management and other services, are based upon the net assets of the funds.

     International.  The Company's  international  business  serves both foreign
     --------------
investors and non-English-speaking U.S. clients. The Company has a presence in the United Kingdom, Hong Kong, the Cayman Islands, and Brazil. In the U.S., the Company serves Chinese-, Korean-, Vietnamese-, and Spanish-speaking clients through a combination of designated branch offices and Web-based and telephonic services. As of December 31, 2001, client assets in the Company's international business totaled $22.7 billion. During 2001, in light of slower than expected progress towards the financial objectives of its foreign-based operations, as well as difficult securities market conditions worldwide, the Company withdrew its operations from Australia and Japan. Additionally, during the first quarter of 2002, the Company sold its Canadian business. Moving forward, the Company expects that its primary international focus will be growing its remaining operations in the Americas, Asia and the U.K., as well as serving clients who live abroad but want to invest in U.S.-dollar-based securities. The Company believes this strategy will leverage its existing strengths in technology and U.S.-dollar-based trading.

Institutional Investors

     Services for Independent  Investment  Managers.  Schwab provides custodial,
     -----------------------------------------------
trading, technology, and other support services to independent investment managers, whose services are integral to the Company's advice offerings, through the Institutional Investor segment. To attract the business of these managers, Schwab has a dedicated business unit which includes experienced registered representatives assigned to individual managers. Independent investment managers participating in this program who custody client accounts at Schwab may use the SchwabLink(R) for Windows(R) product, the Schwab Institutional(R) Web site, and the Managed Account Connection(R) service, and their clients can use the Schwab Signature Services Alliance(TM) program. SchwabLink for Windows, a proprietary software, provides independent investment managers with up-to-date client account information, as well as mutual fund trading and management fee capabilities. The Schwab Institutional Web site is the core platform for independent investment managers to conduct daily business activities online with Schwab, including trading, submitting client account information and retrieving news and market information. The Managed Account Connection service enables independent investment managers to provide their clients with personalized equity portfolio management by a variety of institutional asset managers. The Signature Services Alliance provides enhanced personalized services to clients of independent investment managers, including access to a dedicated team of representatives and the Schwab Alliance Web site. During 2001, Schwab launched several new services to help independent investment managers manage and build their practices, including the Electronic Account Submission service, which allows independent investment managers to establish new client account numbers immediately upon request, and the Managed Account Select(TM) service, which enables independent investment managers to provide clients with access to pre-screened money managers under a simplified single-fee structure. At December 31, 2001, Schwab client assets held in accounts managed by approximately 5,800 active independent investment managers totaled $235.0 billion.

     Corporate  Services.  The Company  also serves  individuals  through  their
     --------------------
workplace in a variety of ways. The Company provides 401(k) recordkeeping and other retirement plan services directly through a dedicated sales force, as well as indirectly through alliances with third-party administrators. In the direct channel, SchwabPlan(R), the Company's primary 401(k) retirement plan product, offers plan sponsors a wide array of investment options, participant education and servicing, trustee services and participant-level recordkeeping. SchwabPlan features include an electronic desktop delivery service that allows plan participants to receive detailed account information via encrypted e-mail, and a Web site that allows individuals who are using Schwab's retirement plan services through third-party administrators to utilize the education, planning, and investment tools that are available to SchwabPlan participants. In 2001, the Company launched a bundled 401(k) plan designed specifically to meet the needs of 401(k) programs with as little as $2 million to $20 million in participant assets. Additionally, the Company offers stock option plan, stock purchase program, and restricted stock services to companies, as well as trade execution and education services to their employees. These services include online tools such as the Schwab OptionCenter (R), which allows access to stock option accounts where employees can research, model and exercise their options, and StockPlanCenter(R), which allows access to employee stock purchase plan accounts where employees can sell shares. During 2001, client assets in employer-sponsored retirement plans declined 3% to $97.1 billion, which included $31.5 billion serviced by Schwab's retirement plan services business.

Capital Markets

     The Company provides its clients with quick and efficient access to the securities markets through its market maker, SCM, and specialist operations. SCM provides trade execution services in Nasdaq, exchange-listed, and other securities primarily to broker-dealers, including Schwab, and institutional clients. As a market maker in Nasdaq, exchange-listed, and other securities, SCM generally executes client trades as principal. While substantially all Nasdaq security trades originated by the clients of Schwab are directed to SCM, a substantial portion of SCM's trading volume comes from parties other than Schwab. During 2001, SCM expanded its automated order execution capabilities and established a securities market-making joint venture in the United Kingdom.
     Schwab has specialist operations on the Boston Stock Exchange to make markets in exchange-listed securities. The majority of trades originated by the clients of Schwab in exchange-listed securities for which Schwab makes a market are directed to this operation. At December 31, 2001, Schwab had four specialists on the Boston Stock Exchange that made markets in 224 securities.
     Additionally, the Company offers its clients access to extended-hours trading for certain Nasdaq, exchange-listed, and other securities through its participation in the REDIBook ECN LLC (REDIBook), an electronic communication network. The merger of REDIBook and Archipelago ECN LLC was announced in 2001 and closed in the first quarter of 2002.
     Clients also have the ability to analyze and trade a variety of fixed income securities through Schwab's multi-channel delivery systems. Through Schwab's alliance with Valubond, individual and independent investment manager clients can analyze and trade fixed income securities through the Schwab Web site. During 2001, Schwab expanded its fixed income offering by introducing Schwab CDSource(TM), a service that enables clients to research and purchase certificates of deposits from a variety of FDIC-insured depository institutions, including U.S. Trust, entirely online.
     See also "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management" in the Company's 2001 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report, and "Regulation" in this report.

U.S. Trust

     U.S. Trust provides an array of financial services for affluent clients and their families. These services include investment and wealth management, trust, financial and estate planning, and private banking, which includes mortgage, personal lending and deposit products. U.S. Trust provides both individually managed balanced accounts and specialized investment management services to clients with $2 million to $50 million in assets at U.S. Trust. U.S. Trust offers Wealth Advisory Accounts, an investment advisory service that utilizes the Excelsior(R) family of mutual funds, to clients that have over $250,000 in assets at U.S. Trust. In addition to investment management services, U.S. Trust provides specialized fiduciary, financial planning, enhanced master custody, and philanthropic consulting services to clients that have over $50 million in assets at U.S. Trust. U.S. Trust also offers private banking services to assist in meeting the credit and liquidity requirements of its clients. These services include mortgage and personal lending vehicles and an array of deposit-taking products. Additionally, higher net worth investors can receive referrals to U.S. Trust as part of Schwab AdvisorSource(R). In 2001, U.S. Trust introduced an enhanced Web site which provides clients with secure access to consolidated account information as well as updated equity pricing, proprietary research, and financial information from third-party providers.
     For institutional clients, including corporations, endowments, foundations, and pension plans, U.S. Trust provides investment management, brokerage, and special fiduciary services. Through these investment management services, U.S. Trust offers a wide range of investment options, including balanced and specialized domestic and international equity investments, structured investments, alternative investments, fixed income securities, and short-term cash management. Institutional clients can also utilize the Excelsior funds.
     Additionally, U.S. Trust offers to its institutional clients investment, consulting and fiduciary services for employee stock ownership plans that invest in significant amounts of employer stock. Special fiduciary services also include trustee services for non-qualified or supplemental employee benefit plans, also known as rabbi trusts.

                         Multi-Channel Delivery Systems

     The Company's multi-channel delivery systems allow clients to choose how they prefer to do business with the Company. In addition to its branch office network, Schwab maintains five regional client telephone service centers as well as automated telephonic and online channels, primarily serving retail investors through the Individual Investor and Institutional Investor segments. U.S. Trust maintains offices serving clients through the U.S. Trust segment.

Office Network

     To enable clients to obtain services in person with a Company representative, the Company maintains a network of offices. At December 31, 2001, Schwab operated 395 domestic branch offices in 48 states, as well as branches in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. At December 31, 2001, U.S. Trust operated 34 offices in 12 states. In addition, the Company has offices in Brazil, the Cayman Islands, Hong Kong and the United Kingdom. The Company's office network plays a key role in building its business. With the client service support of regional client telephone service centers and automated telephonic and online channels, office personnel focus a significant portion of their time on business development and help and advice interactions with clients. Clients can use Schwab's branch offices to open accounts, deliver and receive checks and securities, obtain market information, place orders, and obtain related client services in person, yet most of these activities are conducted by telephone, mail, and online channels. Schwab's branch offices also provide investors with access to the Internet and to Schwab's registered representatives who can assist investors in developing asset allocation strategies and evaluating their investment choices. U.S. Trust's clients can meet with wealth management professionals at regional offices to obtain access to U.S. Trust's wide array of financial services and products.

Regional Client Telephone Service Centers

     Schwab's five regional client telephone service centers, located in Austin, Denver, Indianapolis, Orlando, and Phoenix, handle client trading and service calls twenty-four hours a day, seven days a week. The capacity of the service centers allows branch office personnel to focus on business development and help and advice interactions with clients.
     Schwab's client service approach is to use teams led by registered representatives in the service centers, who work closely with office network personnel. Additionally, certain teams at these centers provide specialized services to affluent clients. Further, Schwab's approach to advice is designed to be offered consistently across all of Schwab's delivery channels. Each registered representative has immediate access to the client account and market-related information necessary to respond to client inquiries. For most client orders, registered representatives can enter the order and confirm the transaction immediately. As a result of this approach, the departure of a registered representative generally does not result in a loss of clients for Schwab.

Online and Automated Telephonic Channels

     Clients are able to obtain financial information and execute trades on an automated basis through Schwab's automated telephonic and online channels. These channels are designed to provide added convenience for clients and minimize Schwab's costs of responding to and processing routine client transactions.
     Schwab's automated telephonic channels include TeleBroker(R) - Schwab's touch-tone telephone quote and trading service, and Schwab by Phone(TM) - Schwab's voice recognition quote and trading service. Schwab's automated telephonic channels handled over 75% of client calls received in 2001. Schwab handled approximately 89 million automated and live calls received in 2001.
     Online channels include the Charles Schwab Web Site, an information and trading service on the Internet at schwab.com(TM); the Schwab Institutional(R) Web site, a platform for independent investment managers to conduct daily activities; and PocketBroker(TM), a wireless information and trading service. Additionally, online mediums designed for highly active traders include
StreetSmart Pro(R) and Velocity(TM), online trading systems which provide enhanced trade information and order execution, and CyberTrader's integrated software-based trading platforms. While most client transactions are completed through the online channel, the Company continues to stress the importance of Clicks and Mortar access - blending the power of the Internet with personal service to create a full-service client experience. The Company's online channels handled 80% of total trades in 2001. Schwab's share of the industry's online assets was 37% at December 31, 2001. Schwab's share of the industry's online trades was 22% in 2001.

                                   Technology

     The Company's ongoing investment in technology is a key element in expanding its product and service offerings, enhancing its delivery systems, providing fast and consistent client service, reducing processing costs, and facilitating the Company's ability to handle significant increases in client activity without a corresponding rise in staffing levels. The Company uses technology to empower its clients to manage their financial affairs and is a leader in driving technological advancements in the financial services industry.
     The Company's operations rely heavily on its information processing and communications systems. The Company's system for processing a securities transaction is highly automated. Registered representatives equipped with online computer terminals can access client account information, obtain securities prices and related information, and enter orders online.
     To support its multi-channel delivery systems, as well as other applications such as clearing functions, account administration, recordkeeping, and direct client access to investment information, the Company maintains a sophisticated computer network connecting all of the offices and regional client telephone service centers. The Company's computers are also linked to the major registered U.S. securities markets, the National Securities Clearing Corporation, and The Depository Trust Company.
     Failure of the Company's information processing or communications systems for a significant period of time could limit the Company's ability to process its large volume of transactions accurately and rapidly. This could cause the Company to be unable to satisfy its obligations to clients and other securities firms, and could result in regulatory violations. External events, such as an earthquake or power failure, loss of external information feeds such as security price information, as well as internal malfunctions such as those that could occur during the implementation of system modifications, could render part or all of such systems inoperative.
     To enhance the reliability of the system and integrity of data, the Company maintains backup and recovery functions. These include logging of all critical files intraday, duplication and storage of all critical data outside of its central computer site every twenty-four hours, and maintenance of facilities for backup and communications. They also include the maintenance and periodic testing of a disaster recovery plan that management believes would permit the Company to recommence essential computer operations if its central computer site were to become inaccessible. To minimize business interruptions, the Company has data centers intended, in part, to further improve the recovery of business processing in the event of an emergency.

                          Nationally Recognized Brands

     The Company's advertising and marketing programs support its strategy by continually reinforcing the strengths and key attributes of Schwab's full-service offering, U.S. Trust's wealth management services, and CyberTrader's trading technology. By maintaining a consistent level of visibility in the marketplace, the Company seeks to establish Schwab, U.S. Trust, and CyberTrader as leading financial services brands in a focused and cost-effective manner. The Company primarily uses a combination of network, cable and local television, print media, direct mail, athletic event sponsorship, and online channels in its advertising.

                                    Employees

     As of December 31, 2001, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of 19,600 full-time employees.

                                 Risk Management

     The Company's business and activities expose it to different types of risks. Proper identification, assessment, and management of these risks are essential to the success and financial soundness of the Company. For a discussion on the Company's principal risks and some of the policies and procedures for risk identification, assessment and mitigation, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management" in the Company's 2001 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report, and "Technology" and "Regulation" in this report.

                              Business Environment

     The Company's business, like that of other securities brokerage and related financial services firms, is directly affected by the fluctuations in securities trading volumes and price levels that occur in fundamentally cyclical financial markets, as well as by changes in government monetary policies that impact the growth of bank loans and investments and the level of interest charged for loans and paid on deposits and other funding sources. The Company may experience significant variations in revenues from period to period depending on changes in these factors and the overall business environment. The Company's non-trading revenues are less cyclical than its trading revenues, but would be impacted by a sustained downturn in the securities markets. The Company adjusts its expenses in anticipation of and in response to changes in financial market conditions and client trading patterns. Certain of the Company's expenses (including variable compensation, portions of communications, and commissions, clearance and floor brokerage) vary directly with changes in financial performance or client trading activity. Expenses relating to the level of contractors, temporary employees, overtime hours, advertising and market development, and professional services are adjustable over the short term to help the Company achieve its financial objectives. Additionally, development spending, which includes media and project spending, is discretionary and can be altered in response to market conditions. However, a significant portion of the Company's expenses such as salaries and wages, occupancy and equipment, and depreciation and amortization do not vary directly, at least in the short term, with fluctuations in revenues or securities trading volumes. Also, the Company views its development spending as essential for future growth and therefore prefers to avoid major adjustments in such spending unless faced with a sustained slowdown in revenue growth. Given the prevailing market conditions and the Company's financial performance, the Company reduced its development spending in 2001 to approximately $406 million, down 23% from 2000. Additionally in 2001, the Company initiated a restructuring plan to reduce operating expenses. For a discussion of the Company's restructuring plan, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations - Financial Overview" and note "3 - Restructuring and Other Charges" in the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.

                                   Competition

     The Company faces significant competition from companies seeking to attract client financial assets, including traditional, discount and online brokerage firms, mutual fund companies, banks, asset management, and wealth management companies. For a discussion of competition see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management -Competition" in the Company's 2001 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.

                                   Regulation

     CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Federal Reserve Board under the Act. CSC's depository institution subsidiaries are subject to regulation and supervision and to various requirements and restrictions under federal and state law. For a discussion of bank holding company requirements see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Bank Holding Company Act Requirements" and note "20 - Regulatory Requirements" in the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.
     The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Securities and Exchange Commission (SEC) is the federal agency charged with administration of the federal securities laws. Schwab, SCM, and CyberTrader are registered as broker-dealers with the SEC. Schwab and CSIM are registered as investment advisors with the SEC. Additionally, Schwab is regulated by the Commodities Futures Trading Commission (CFTC) with respect to its introduced futures and commodities trading activities.
     Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the National Association of Securities Dealers, Inc. (NASD) and the national securities exchanges such as the New York Stock Exchange (NYSE), which has been designated by the SEC as Schwab's primary regulator with respect to its securities activities. The NASD has been designated by the SEC as SCM's primary regulator with respect to its securities activities. The Chicago Board Options Exchange (CBOE) has been designated as Schwab's primary regulator with respect to its options trading activities for 2001. The National Futures Association (NFA) has been designated by the CFTC as Schwab's primary regulator with respect to its futures and commodities trading activities. These self-regulatory organizations adopt rules (subject to approval by the SEC or CFTC) governing the industry and conduct periodic examinations of broker-dealers. Securities firms are also subject to regulation by state securities authorities in the states in which they do business. In addition to its membership in the NYSE, Schwab is also a member of all other major U.S. securities exchanges and is consequently subject to their rules and regulations. Schwab and SCM were registered as broker-dealers in fifty states, the District of Columbia and Puerto Rico as of December 31, 2001.
     The principal purpose of regulations and discipline of broker-dealers and investment advisors is the protection of clients and the securities markets, rather than protection of creditors and stockholders of broker-dealers and investment advisors. The regulations to which broker-dealers and investment advisors are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, uses and safekeeping of clients' funds and securities, capital structure of securities firms, recordkeeping and reporting, fee arrangements, disclosure to clients, and the conduct of directors, officers and employees. As registered investment advisors, Schwab and CSIM are subject to the requirements of the Investment Advisers Act of 1940 and the regulations thereunder, which impose, among other things, various recordkeeping, reporting, and disclosure requirements and impose limitations on fees and principal transactions between an advisor and its clients.
     Additional legislation, changes in rules promulgated by the SEC, other federal and state regulatory authorities, and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers and investment advisors. The profitability of broker-dealers and investment advisors could also be affected by rules and regulations which impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation, and electronic commerce. The SEC, CFTC, self-regulatory organizations, and state securities authorities may conduct civil or administrative proceedings which can result in censure, fine, cease and desist orders, or suspension or expulsion of a broker-dealer or an investment advisor, its officers, or employees. Schwab and SCM have been the subject of such administrative proceedings.
     As registered broker-dealers and NASD member organizations, Schwab, SCM, and CyberTrader are required by federal law to belong to the Securities Investor Protection Corporation (SIPC), which provides, in the event of the liquidation of a broker-dealer, protection for securities held in client accounts held by the firm of up to $500,000 per client, subject to a limitation of $100,000 for claims of cash balances. SIPC is funded through assessments on registered broker-dealers. In addition, Schwab purchased from a private surety company account protection for clients above the SIPC limit, as defined, of up to the net equity value for client securities and cash in each account. Stocks, bonds, mutual funds, options, unit investment trusts, and money market funds are considered securities for the purposes of SIPC protection and the additional protection (i.e., protected securities may either be replaced or converted into an equivalent market value as of the date a SIPC trustee is appointed). Neither SIPC protection nor the additional protection applies to fluctuations in the market value of securities.
     Schwab is authorized by the Municipal Securities Rulemaking Board to conduct transactions in municipal securities on behalf of its clients and has obtained certain additional registrations with the SEC and state regulatory agencies necessary to permit it to engage in certain other activities incidental to its brokerage business.

     Margin lending by Schwab and SCM is subject to the margin rules of the Federal Reserve Board and the NYSE. Under such rules, broker-dealers are limited in the amount they may lend in connection with certain purchases and short sales of securities and are also required to impose certain maintenance requirements on the amount of securities and cash held in margin accounts. In addition, those rules and rules of the CBOE govern the amount of margin clients must provide and maintain in writing uncovered options.
     As a California state-chartered trust company, CSTC is primarily regulated by the State of California Department of Financial Institutions. Since it provides employee benefit plan trust services, CSTC is also required to comply with the Employee Retirement Income Security Act of 1974 (ERISA) and, consequently, is subject to oversight by both the Internal Revenue Service and Department of Labor. CSTC is required under ERISA to maintain a fidelity bond for the protection of employee benefit trusts for which it serves as trustee.
     The Company's business is also subject to regulation by various non-U.S. governments, securities exchanges, and regulatory bodies, particularly in those countries where it has acquired subsidiaries. Such regulation may directly affect the method of operation and profitability of the Company's foreign operations.
     As registered broker-dealers, certain subsidiaries of the Company, including Schwab and SCM, are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934 (the Net Capital Rule), which has also been adopted through incorporation by reference in NYSE Rule 325. The CFTC and NFA also impose net capital requirements. Schwab is a member firm of the NYSE, the NASD and the NFA, and SCM is a member firm of the NASD. The Net Capital Rule specifies minimum net capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE and the NASD, certain punitive actions by the SEC and other regulatory bodies, and ultimately may require a firm's liquidation. Because CSC itself is not a registered broker-dealer, it is not subject to the Net Capital Rule. However, if Schwab or SCM failed to maintain specified levels of net capital, such failure would constitute a default by CSC under certain debt covenants.
     "Net capital" is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings, less certain deductions that result from excluding assets that are not readily convertible into cash and from conservatively valuing certain other assets. These deductions include charges that discount the value of firm security positions to reflect the possibility of adverse changes in market value prior to disposition.
     The Net Capital Rule requires notice of equity capital withdrawals to be provided to the SEC prior to and subsequent to withdrawals exceeding certain sizes. Such rule prohibits withdrawals that would reduce a broker-dealer's net capital to an amount less than 25% of its deductions required by the Net Capital Rule as to its security positions. The Net Capital Rule also allows the SEC, under limited circumstances, to restrict a broker-dealer from withdrawing equity capital for up to twenty business days.
     Schwab and SCM have elected the alternative method of calculation under paragraph (a)(1)(ii) of the Net Capital Rule, which requires a broker-dealer to maintain minimum net capital equal to the greater of 2% of its "aggregate debit items," computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers (Rule 15c3-3 under the Securities Exchange Act of 1934), or a minimum dollar amount, which is based on the type of business conducted by the broker-dealer. The minimum dollar amount for both Schwab and SCM is $1 million. "Aggregate debit items" are assets that have as their source transactions with clients, primarily margin loans. Under the alternative method of the Net Capital Rule, a broker-dealer may not (a) pay, or permit the payment or withdrawal of, any subordinated borrowings or (b) pay cash dividends or permit equity capital to be removed if, after giving effect to such payment, withdrawal, or removal, its net capital would be less than 5% of its aggregate debit items.
     Under NYSE Rule 326, Schwab is required to reduce its business if its net capital is less than 4% of aggregate debit items for more than fifteen consecutive business days; NYSE Rule 326 also prohibits the expansion of business if net capital is less than 5% of aggregate debit items for more than fifteen consecutive business days. The provisions of NYSE Rule 326 also become operative if capital withdrawals (including scheduled maturities of subordinated borrowings during the following six months) would result in a reduction of a firm's net capital to the levels indicated.
     If compliance with applicable net capital rules were to limit Schwab's or SCM's operations and their ability to repay subordinated debt to CSC, this in turn could limit CSC's ability to repay debt, pay cash dividends and purchase shares of its outstanding stock. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Liquidity" and note "20 - Regulatory Requirements" in the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 2.       Properties

     The Company's corporate headquarters and its principal executive offices are located in leased office space, totaling 434,000 square feet, at 120 Kearny Street in San Francisco, California. The lease expires in 2011 and includes two five-year extension options at the then current market rates. Schwab also leases a 28-story building at 101 Montgomery Street in San Francisco, California. The building contains

295,000 square feet and is leased by Schwab under a term expiring in the year 2010. Schwab has three successive five-year options to renew the lease at then current market rates. Schwab also has a lease for 412,000 square feet of office space located at 211 Main Street in San Francisco. This space serves as the corporate technology support center. The lease expires in 2018 and includes two seven-year extension options at then current market rates. In addition to these locations, Schwab leases space in other buildings for its San Francisco operations aggregating 666,000 additional square feet. U.S. Trust's headquarters are located in leased office space, totaling 583,000 square feet, in New York City, New York. The lease expires in 2014 and includes two ten-year extension options at the then current market rates. SCM's headquarters are located in leased office space, aggregating 117,000 square feet in Jersey City, New Jersey.
     A subsidiary of Schwab leases a building, totaling approximately 373,000 square feet, located at 215 Fremont Street in San Francisco, California. Upon the expiration of the lease in June 2005, the Company may renew the lease for an additional five years subject to certain approvals and conditions, or arrange a sale of the office building to a third party. The Company also has an option to purchase the office building for $245 million at any time after June 18, 2003.
     Substantially all of the Company's branch offices are located in leased premises, generally with lease expiration dates five to ten years from inception. In addition, the Company has five regional client telephone service centers. The Company owns the service centers located in Phoenix and Indianapolis, with 286,000 and 164,000 square feet, respectively. The Company also leases an additional 154,000 square feet as part of its Phoenix service center. The Company leases its service centers located in Austin, Denver, and Orlando, with 473,000, 328,000, and 235,000 square feet, respectively. The Company owns its data center facilities located in Phoenix totaling 692,000 square feet.
     While the corporate headquarters and data centers support all of the Company's segments, the offices and service centers primarily support the Individual Investor, Institutional Investor, and U.S. Trust segments. U.S. Trust's headquarters support the U.S. Trust segment and SCM's headquarters support the Capital Markets segment.


Item 3.       Legal Proceedings

     The information required to be furnished pursuant to this item is included in note "21 - Commitments and Contingent Liabilities" in the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 4.       Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2001.


                                     PART II


Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters

     The Company's common stock is listed on the NYSE and the Pacific Exchange under the ticker symbol SCH. The number of common stockholders of record as of March 14, 2002 was 12,918. The closing market price per share on that date was $14.52.
     The other information required to be furnished pursuant to this item is included in "Quarterly Financial Information (Unaudited)" in the Company's 2001 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 6.       Selected Financial Data

     The information required to be furnished pursuant to this item is included in "Selected Financial and Operating Data" in the Company's 2001 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required to be furnished pursuant to this item is included in "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 2001 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.
     Average balances and interest rates for the fourth quarters of 2001 and 2000 are summarized as follows (dollars in millions):

--------------------------------------------------------------------------------
                                                             Three Months Ended
                                                               December 31,
                                                              2001       2000
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Investments (client-related):
  Average balance outstanding                               $16,667    $ 6,073
  Average interest rate                                       2.55%      5.82%
Margin loans to clients:
  Average balance outstanding                               $ 9,145    $18,650
  Average interest rate                                       5.85%      9.34%
Private banking loans:
  Average balance outstanding                               $ 3,886    $ 3,020
  Average interest rate                                       6.39%      7.77%
Securities available for sale:
  Average balance outstanding                               $ 1,245    $ 1,070
  Average interest rate                                       5.42%      6.08%
Average yield on interest-earning assets                      4.12%      8.31%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                               $22,550    $21,189
  Average interest rate                                       1.57%      5.42%
Interest-bearing banking deposits:
  Average balance outstanding                               $ 3,561    $ 3,176
  Average interest rate                                       2.72%      5.30%
Other interest-bearing sources:
  Average balance outstanding                               $   903    $ 1,410
  Average interest rate                                       2.55%      4.67%
Average noninterest-bearing portion                         $ 3,929    $ 3,038
Average interest rate on funding sources                      1.53%      4.79%
Summary:
  Average yield on interest-earning assets                    4.12%      8.31%
  Average interest rate on funding sources                    1.53%      4.79%
--------------------------------------------------------------------------------
Average net interest spread                                   2.59%      3.52%
================================================================================

     The decrease in net interest revenue, net of interest expense, from the fourth quarter of 2000 to the fourth quarter of 2001 was primarily due to lower levels of, and lower rates received on, margin loans to clients, partially offset by higher average balances of client-related investments and lower rates paid on brokerage client cash balances.


Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

     The information required to be furnished pursuant to this item is included in "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management - Market Risk" in the Company's 2001 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 8.       Financial Statements and Supplementary Data

     The information required to be furnished pursuant to this item is included in the Consolidated Financial Statements and "Quarterly Financial Information (Unaudited)" in the Company's 2001 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III


Item 10.      Directors and Executive Officers of the Registrant

     The information relating to directors of the Company required to be furnished pursuant to this item is incorporated by reference from portions of the Company's definitive proxy statement for its annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2002 (the Proxy Statement) under "The Board of Directors" and "Other Information - Section 16(a) Beneficial Ownership Reporting Compliance."

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

================================================================================

                      Executive Officers of the Registrant

      Name            Age                 Title
      ----            ---                 -----

Charles R. Schwab      64   Chairman, Co-Chief Executive Officer, and Director

David S. Pottruck      53   President, Co-Chief Executive Officer, and Director

John Philip Coghlan    50   Vice Chairman, President - Schwab Institutional

Christopher V. Dodds   42   Executive Vice President and Chief Financial Officer

Lon Gorman             53   Vice Chairman, President - Schwab Capital Markets

Daniel O. Leemon       48   Executive Vice President and Chief Strategy Officer

Dawn Gould Lepore      47   Vice Chairman - Technology and Administration

Jeffrey S. Maurer      54   Executive Vice President and Director of The Charles
                            Schwab Corporation, and
                            Chairman and Chief Executive Officer of U.S. Trust
                            Corporation

================================================================================



     Mr. Schwab has been Co-Chief Executive Officer of the Company since 1998, and Chairman and a director of the Company since its incorporation in 1986. Mr. Schwab was Chief Executive Officer of the Company from 1986 to 1997. Mr. Schwab was a founder of Schwab in 1971 and has been its Chairman since 1978. Mr. Schwab is currently a director of USTC and its principal subsidiary, U.S. Trust NY; Gap, Inc.; Siebel Systems, Inc., a company that provides support for software systems; and Xign, Inc., a developer of electronic payment systems using digitally signed electronic check technology. Mr. Schwab is also a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust and Schwab Annuity Portfolios, all registered investment companies.

     Mr. Pottruck has been Co-Chief Executive Officer of the Company since 1998, a director of the Company since 1994, and President of the Company since 1992. Mr. Pottruck was Chief Operating Officer of the Company from 1994 to 1998. Mr. Pottruck has been Chief Executive Officer of Schwab since 1992 and President of Schwab since 1988 (except for the period September 1997 to April 1998). Mr. Pottruck joined Schwab in 1984. Mr. Pottruck is currently a director of USTC; U.S. Trust NY; the Nasdaq Stock Market; Intel Corporation, a maker of microcomputer components and related products; and DoveBid, Inc., a provider of online business-to-business capital asset auctions and valuation services.

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

     Mr. Gorman has been Vice Chairman of the Company and Schwab since 1999, Enterprise President - Schwab Capital Markets of Schwab and Executive Vice President of the Company since 1997. Mr. Gorman was Executive Vice President - Schwab Capital Markets of the Company and

Schwab from 1996 to 1997. Mr. Gorman joined Schwab in 1996. Mr. Gorman is currently a director of the Securities Industry Association and REDIBook.

     Mr. Leemon has been Executive Vice President and Chief Strategy Officer of the Company and Schwab since 1995. Mr. Leemon joined Schwab in 1995. Mr. Leemon is currently a director of E-LOAN, Inc., an online lender and loan broker, and LiveCapital, a provider of online small business financing.

     Ms. Lepore has been Vice Chairman - Technology and Administration of the Company and Schwab since October 2001 and Vice Chairman of the Company and Schwab since 1999. Ms. Lepore was Chief Information Officer of the Company and Schwab from 1993 to October 2001 and Executive Vice President of the Company and Schwab from 1993 to 1999. Ms. Lepore joined Schwab in 1983. Ms. Lepore is currently a director of eBay Inc. and since May 2001, Ms. Lepore has been a director of Wal-Mart Stores, Inc.

     Mr. Maurer has been Executive Vice President and a director of the Company since 2000. Mr. Maurer has been Chairman of USTC and U.S. Trust NY since
February 2002 and Chief Executive Officer of USTC and U.S. Trust NY since January 2001. Mr. Maurer has been a director of USTC and U.S. Trust NY since 1989. Mr. Maurer was Chief Operating Officer of USTC from 1994 to 2000 and President of USTC from 1990 to 2000. Mr. Maurer joined USTC in 1970. Mr. Maurer is currently a director of Forbes.com, an Internet media company; and the Greater New York Mutual Insurance Companies, a property and casualty insurance company.


Item 11.      Executive Compensation

     The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under "Compensation Committee Interlocks and Insider Participation," "Director Compensation," "Summary Compensation Table," "Option Grants," "Options Exercised," "Pension Plan Table," "Compensation Committee Report," "Other Information - Certain Transactions," "Appendix A - Description of Charles R. Schwab's Employment and License Agreements," "Appendix B - Description of H.
Marshall Schwarz's Employment and Separation Agreements," and "Appendix C - Description of Jeffrey S. Maurer's Employment Agreement."


Item 12.      Security Ownership of Certain Beneficial Owners and Management

     The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under "Principal Stockholders."


Item 13.      Certain Relationships and Related Transactions

     The information required to be furnished pursuant to this item is incorporated by reference from a portion of the Proxy Statement under "Other Information - Certain Transactions."


                                     PART IV


Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Documents filed as part of this Report
         --------------------------------------

     1. Financial Statements

     The financial statements and independent auditors' report are included in the Company's 2001 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report and are listed below:

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

     No reports on Form 8-K were filed during the fourth quarter of 2001.

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

3.11 Fifth Restated Certificate of Incorporation, effective May 7, 2001, of the Registrant (supersedes Exhibit 3.10), filed as Exhibit 3.11 to the Registrant's Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

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

10.186 The Charles Schwab Corporation 1987 Stock Option Plan, as amended October 22, 1997, with form of Non-Qualified Stock Option Agreement (General Management Plan) attached (supersedes Exhibits 10.160, 10.167 and 10.176) filed as Exhibit 10.186 to the Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
                                                                               +

10.188    The Charles  Schwab  Corporation  Executive  Officer Stock Option Plan
          (1987), as amended October 22, 1997, with form of Non-Qualified Stock Option Agreement (Executive Officer Stock Option Plan (1987)) attached, (supersedes Exhibits 10.159, 10.166 and 10.179) filed as
          Exhibit 10.188 to the Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
                                                                               +

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

10.214 The Charles Schwab Corporation 1992 Stock Incentive Plan, restated to include amendments through December 13, 2000 (supersedes Exhibit 10.213), filed as Exhibit 10.214 to the Registrant's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
                                                                               +

10.215 The Charles Schwab Corporation Directors' Deferred Compensation Plan, restated to include amendments through December 13, 2000 (supersedes
          Exhibit 10.209), filed as Exhibit 10.215 to the Registrant's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
                                                                               +

10.216 The SchwabPlan Retirement Savings and Investment Plan, restated to include amendments through January 1, 2001 (supersedes Exhibit 10.210), filed as Exhibit 10.216 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
                                                                               +

10.217 Executive Employment Agreement and Covenants Not to Compete for H. Marshall Schwarz, filed as Exhibit 10.217 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
                                                                               +

10.218    Executive Employment Agreement and Covenant Not To Compete for Jeffrey
          S. Maurer, filed as Exhibit 10.218 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
                                                                               +

10.219 The Charles Schwab Corporation 2001 Stock Incentive Plan, approved at the Annual Meeting of Stockholders on May 7, 2001, filed as Exhibit
          10.219 to the Registrant's Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
                                                                               +

10.220 The Charles Schwab Corporation Annual Executive Individual Performance Plan, as amended and restated, approved at the Annual Meeting of Stockholders on May 7, 2001 (supersedes Exhibit 10.211), filed as
          Exhibit 10.220 to the Registrant's Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
                                                                               +

10.221 The SchwabPlan Retirement Savings and Investment Plan, restated and amended as of April 1, 2001 (supersedes Exhibit 10.216), filed as
          Exhibit 10.221 to the Registrant's Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
                                                                               +

10.222 The Charles Schwab Corporation 1987 Stock Option Plan, restated and amended as of September 20, 2001, with form of Non-Qualified Stock Option Agreement attached (supersedes Exhibit 10.186), filed as
          Exhibit 10.222 to the Registrant's Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
                                                                               +

10.223    The Charles  Schwab  Corporation  Executive  Officer Stock Option Plan
          (1987), restated and amended as of September 20, 2001, with form of Non-Qualified Stock Option Agreement attached (supersedes Exhibit 10.188), filed as Exhibit 10.223 to the Registrant's Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
                                                                               +

10.224 The Charles Schwab Corporation 1992 Stock Incentive Plan, restated and amended as of September 20, 2001 (supersedes Exhibit 10.214), filed as
          Exhibit 10.224 to the Registrant's Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
                                                                               +

10.225 The Charles Schwab Corporation 2001 Stock Incentive Plan, restated and amended as of September 20, 2001 (supersedes Exhibit 10.219), filed as
          Exhibit 10.225 to the Registrant's Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
                                                                               +

10.226 The Charles Schwab Corporation Employee Stock Incentive Plan, restated and amended as of September 20, 2001 (supersedes Exhibit 10.190), filed as Exhibit 10.226 to the Registrant's Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
                                                                               +

10.227    Benefit Equalization Plan of U.S. Trust Corporation,  filed as Exhibit
          10.227 to the Registrant's Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
                                                                               +

10.228 1990 Change in Control and Severance Policy for Top Tier Officers of United States Trust Company of New York and Affiliated Companies, filed as Exhibit 10.228 to the Registrant's Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
                                                                               +

10.229 Executive Deferred Compensation Plan of U.S. Trust Corporation, filed as Exhibit 10.229 to the Registrant's Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
                                                                               +

10.230    Executive  Incentive Plan of U.S. Trust Corporation,  filed as Exhibit
          10.230 to the Registrant's Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
                                                                               +

10.231 1989 Stock Compensation Plan and Predecessor Plans of U.S. Trust Corporation, filed as Exhibit 10.231 to the Registrant's Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
                                                                               +

10.232    U.S. Trust  Corporation  Employees'  Retirement Plan, filed as Exhibit
          10.232 to the Registrant's Form 10-Q for the year ended September 30, 2001 and incorporated herein by reference.
                                                                               +

10.233 U.S. Trust Corporation 401(k) Plan, filed as Exhibit 10.233 to the Registrant's Form 10-Q for the year ended September 30, 2001 and incorporated herein by reference.
                                                                               +

10.234 Executive Deferred Compensation Plan of U.S. Trust Corporation, as amended and restated effective as of January 1, 2001 (supersedes
          Exhibit 10.229).
                                                                               +

10.235 Executive Incentive Plan of U.S. Trust Corporation, as amended and restated effective as of January 1, 2001 (supersedes Exhibit 10.230).
                                                                               +

10.236 U.S. Trust Corporation 401(k) Plan, as amended and restated effective as of January 1, 2001 (supersedes Exhibit 10.233).
                                                                               +

10.237 U.S. Trust Corporation Employees' Retirement Plan, as amended and restated effective as of January 1, 2001 (supersedes Exhibit 10.232).
                                                                               +

10.238 Credit Agreement (364-Day Commitment) dated as of June 22, 2001 between the Registrant and the financial institutions listed therein (supersedes Exhibit 10.198 and 10.206).

12.1      Computation of Ratio of Earnings to Fixed Charges.

13.1 Portions of The Charles Schwab Corporation 2001 Annual Report to Stockholders, which have been incorporated herein by reference. Except for such portions, such annual report is not deemed to be "filed" herewith.

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

+    Management contract or compensatory plan.
--------------------------------------------------------------------------------

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2002.

                                              THE CHARLES SCHWAB CORPORATION
                                                       (Registrant)

                                              BY:    /s/ Charles R. Schwab
                                                 -------------------------------
                                                 Charles R. Schwab
                                                 Chairman, Co-Chief Executive
                                                   Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 27, 2002.


         Signature / Title                        Signature / Title
         -----------------                        -----------------

/s/ Charles R. Schwab                      /s/ David S. Pottruck
------------------------------------       -------------------------------------
Charles R. Schwab,                         David S. Pottruck,
Chairman, Co-Chief Executive Officer       President, Co-Chief Executive Officer
  and Director                               and Director
  (principal executive officer)              (principal executive officer)


/s/ Christopher V. Dodds
------------------------------------
Christopher V. Dodds,
Executive Vice President
  and Chief Financial Officer
  (principal financial and accounting
  officer)


/s/ Nancy H. Bechtle                       /s/ C. Preston Butcher
------------------------------------       -------------------------------------
Nancy H. Bechtle, Director                 C. Preston Butcher, Director


/s/ Donald G. Fisher                       /s/ Anthony M. Frank
------------------------------------       -------------------------------------
Donald G. Fisher, Director                 Anthony M. Frank, Director


/s/ Frank C. Herringer                     /s/ Jeffrey S. Maurer
------------------------------------       -------------------------------------
Frank C. Herringer, Director               Jeffrey S. Maurer, Director


/s/ Stephen T. McLin                       /s/ Arun Sarin
------------------------------------       -------------------------------------
Stephen T. McLin, Director                 Arun Sarin, Director


/s/ H. Marshall Schwarz                    /s/ George P. Shultz
------------------------------------       -------------------------------------
H. Marshall Schwarz, Director              George P. Shultz, Director


/s/ Roger O. Walther
------------------------------------
Roger O. Walther, Director

                         THE CHARLES SCHWAB CORPORATION

                     Index to Financial Statement Schedules


                                                                       Page
                                                                      ------

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

Schedule II - Valuation and Qualifying Accounts                         F-9

U.S. Trust Corporation Supplemental Financial Data (Unaudited)      F-10 - F-16







Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the Company's consolidated financial statements and notes in the Company's 2001 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.

                         THE CHARLES SCHWAB CORPORATION








INDEPENDENT  AUDITORS'  REPORT





To the Stockholders and Board of Directors of The Charles Schwab Corporation:



We have audited the consolidated financial statements of The Charles Schwab Corporation and subsidiaries (the Company) as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated March 8, 2002; such consolidated financial statements and report are included in your 2001 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules (Schedules I and II) of the Company on pages F-3 through F-9. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.







San Francisco, California
March 8, 2002

                                                                      SCHEDULE I

                         THE CHARLES SCHWAB CORPORATION
                              (PARENT COMPANY ONLY)

                  Condensed Financial Information of Registrant
                             Condensed Balance Sheet
                                  (In millions)

December 31,                                                2001           2000
--------------------------------------------------------------------------------

Assets
Cash and cash equivalents                                $ 1,197        $   838
Securities owned - at market value                            11              1
Advances to subsidiaries                                     324            634
Investments in subsidiaries, at equity                     3,550          3,772
Other assets                                                  48             54
--------------------------------------------------------------------------------
Total                                                    $ 5,130        $ 5,299
================================================================================

Liabilities and Stockholders' Equity
Drafts payable                                           $   100        $   200
Accrued expenses and other liabilities                       188            151
Long-term debt                                               679            718
--------------------------------------------------------------------------------
Total liabilities                                            967          1,069

Stockholders' equity                                       4,163          4,230
--------------------------------------------------------------------------------
Total                                                    $ 5,130        $ 5,299
================================================================================


See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                         THE CHARLES SCHWAB CORPORATION
                              (PARENT COMPANY ONLY)

                  Condensed Financial Information of Registrant
                          Condensed Statement of Income
                                  (In millions)



Year Ended December 31,                                2001      2000     1999
--------------------------------------------------------------------------------

Interest revenue                                      $  73     $ 120    $  71
Interest expense                                        (53)      (51)     (28)
--------------------------------------------------------------------------------

Net interest revenue                                     20        69       43

Other revenues (losses)                                  12        (5)
Restructuring expense                                   (30)
Other gains (expenses)                                    7       (28)     (25)
--------------------------------------------------------------------------------

Income before income tax expense and equity
   in earnings of subsidiaries                            9        36       18

Income tax expense                                       (1)      (20)      (8)
--------------------------------------------------------------------------------

Income before equity in earnings of subsidiaries          8        16       10

Equity in earnings of subsidiaries
  Equity in undistributed earnings/(distributions
    in excess of earnings) of subsidiaries             (529)      516      497
  Equity in extraordinary item of subsidiary            121
  Dividends paid by subsidiaries                        599       186      159
--------------------------------------------------------------------------------
  Total                                                 191       702      656

Net income                                            $ 199     $ 718    $ 666
================================================================================


See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                         THE CHARLES SCHWAB CORPORATION
                              (PARENT COMPANY ONLY)

                  Condensed Financial Information of Registrant
                        Condensed Statement of Cash Flows
                                  (In millions)


                                                         Year Ended December 31,
                                                         2001     2000     1999
                                                        ------   ------   ------

Cash Flows from Operating Activities
Net income                                             $  199    $ 718    $ 666
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Equity in undistributed earnings/(distributions
   in excess of earnings) of subsidiaries                 529     (516)    (497)
  Equity gain in extraordinary item of subsidiary        (121)
  Net gain on sale of an investment                       (26)
  Other                                                    10
Net change in:
 Other assets                                              (6)      (3)     (11)
 Drafts payable                                          (100)              200
 Accrued expenses and other liabilities                     9       26       29
--------------------------------------------------------------------------------
Net cash provided by operating activities                 494      225      387
--------------------------------------------------------------------------------

Cash Flows from Investing Activities
Purchases of securities available for sale                 (6)     (10)
Decrease (increase) in net advances to subsidiaries       384      545     (286)
Decrease (increase) in investments in subsidiaries       (111)    (436)     (86)
Cash payments for business combinations and
 investments, net of cash received                        (13)     (29)     (18)
Proceeds from sale of an investment                        49
--------------------------------------------------------------------------------
Net cash provided by (used for) investing activities      303       70     (390)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
Proceeds from long-term debt                                       311      144
Repayment of long-term debt                               (39)     (48)     (40)
Dividends paid                                            (61)     (62)     (61)
Purchase of treasury stock                               (368)              (54)
Proceeds from stock options exercised and other            30       85       66
Proceeds from issuance of stock to ESOP                             25
--------------------------------------------------------------------------------
Net cash provided by (used for) financing activities     (438)     311       55
--------------------------------------------------------------------------------

Increase in Cash and Cash Equivalents                     359      606       52
Cash and Cash Equivalents at Beginning of Year            838      232      180
--------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year               $1,197    $ 838    $ 232
================================================================================

See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                         The Charles Schwab Corporation
                              (PARENT COMPANY ONLY)

                  Condensed Financial Information of Registrant
                    Notes to Condensed Financial Information



1.   Introduction and Basis of Presentation

     The condensed financial information of The Charles Schwab Corporation (CSC) should be read in conjunction with the consolidated financial statements of The Charles Schwab Corporation and subsidiaries (collectively referred to as the Company) and notes thereto included in the Company's 2001 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.

     On May 31, 2000, CSC completed its merger (the Merger) with U.S. Trust Corporation (USTC). The condensed financial statements, included in this Annual Report on Form 10-K, give retroactive effect to the Merger, which was accounted for as a pooling of interests in the consolidated financial statements. The pooling of interests method of accounting requires the restatement of all periods presented as if CSC and USTC had been operating as a combined entity during such periods.


2.   Supplemental Cash Flow Information

     During 2000, CSC recorded a non-cash capital contribution of $19 million to its subsidiary, Charles Schwab & Co., Inc. (Schwab), through the contribution of net assets. Also during 2000, CSC recorded a non-cash return of capital of $82 million from Schwab and a non-cash capital contribution of $82 million to USTC in connection with Schwab's purchase of rights to software from USTC.

     Certain of CSC's subsidiaries have remitted the tax benefits from stock options exercised and other stock-based compensation of $37 million in 2001, $178 million in 2000 and $213 million in 1999 to CSC.

     Certain information affecting the cash flows of CSC follows (in millions):

     Year Ended December 31,                          2001      2000      1999
     ---------------------------------------------------------------------------
     Income taxes paid                                $ 12      $ 10      $ 11
     ===========================================================================
     Interest paid:
         Long-term debt                               $ 52      $ 41      $ 24
         Other                                           2         1         1
     ---------------------------------------------------------------------------
     Total interest paid                              $ 54      $ 42      $ 25
     ===========================================================================
     Non-cash investing and financing activities:
         Common stock and options issued
          for purchases of businesses                 $ 71      $529      $ 45
     ===========================================================================


3.   Long-term Debt

     Long-term debt consists of Senior Medium-Term Notes, Series A (Medium-Term Notes). At December 31, 2001, CSC had $679 million aggregate principal amount of Medium-Term Notes outstanding with maturities ranging from 2002 to 2010 and fixed interest rates ranging from 6.04% to 8.05%. At December 31, 2000, CSC had $718 million aggregate principal amount of Medium-Term Notes outstanding with fixed interest rates ranging from 5.96% to 8.05%. At December 31, 2001 and 2000, the Medium-Term Notes carried a weighted-average interest rate of 7.27% and 7.26%, respectively. Annual maturities on long-term debt outstanding at December 31, 2001 are as follows (in millions):

     ---------------------------------------------------------------------------
     2002                                                                 $ 113
     2003                                                                   100
     2004                                                                    81
     2005                                                                    56
     2006                                                                    68
     Thereafter                                                             261
     ---------------------------------------------------------------------------
     Total                                                                $ 679
     ===========================================================================


4.   Related Party Transactions

     At December 31, 2001, receivables from affiliates, which is included in advances to subsidiaries, was $27 million. At December 31, 2001, payables to affiliates, which is included in accrued expenses and other liabilities, was $28 million and is payable on demand and bears interest at variable rates (2.1% at December 31, 2001).

     CSC provides subordinated revolving credit facilities and other lending arrangements to certain of its subsidiaries, including Schwab, USTC, Schwab Capital Markets L.P. (SCM) and Charles Schwab Europe (CSE). The amount outstanding under these facilities and arrangements totaled $297 million at December 31, 2001.

     Schwab has a $1.4 billion subordinated revolving credit facility maturing in September 2003, of which $220 million was outstanding at December 31, 2001. This credit facility was $1.4 billion at the end of 2000, of which $520 million was outstanding at December 31, 2000. At year end 2001, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from CSC maturing in 2003. The outstanding balance of these term loans was also $25 million at year end 2000.

     USTC has a $300 million short-term credit facility established in 2001, which matures in 2003. The amount outstanding under this facility was $30 million at December 31, 2001.

     SCM has a $70 million subordinated lending arrangement maturing in 2003, which was not used at December 31, 2001. This subordinated lending arrangement was $70 million at the end of 2000, and was not used at December 31, 2000. SCM also had a $50 million short-term credit facility at December 31, 2001. This facility was $25 million at December 31, 2000. No funds were drawn under these facilities at December 31, 2001 and 2000.

     CSE has a (pound sterling)50 million, equivalent to $73 million, subordinated lending arrangement maturing in 2004, which was not used at December 31, 2001. At December 31, 2000, CSE had a total of (pound sterling)70 million, equivalent to $105 million, under subordinated lending arrangements. The amount outstanding under these arrangements, at December 31, 2000, was (pound sterling)18 million, equivalent to $27 million.

     CSC also provides other lending arrangements to certain of its subsidiaries. At December 31, 2001, the total amount provided under these lending arrangements was $48 million, of which $22 million was outstanding and matures in 2002. These lending arrangements totaled $48 million, of which $23 million was outstanding at December 31, 2000.

     Interest earned by CSC from these subordinated revolving credit facilities and other lending arrangements totaled $42 million in 2001, $90 million in 2000 and $60 million in 1999.

5.   Commitments

     During 2001, a subsidiary of CSC began occupying and making lease payments on a newly renovated office building. The lease for the building was arranged by working with a bank to create a special purpose trust (Trust). The Trust, through an agent, raised the $245 million needed to acquire and renovate the building by issuing long-term debt ($235 million) and raising equity capital ($10 million). The subsidiary's lease payments, which are guaranteed by CSC, to the Trust vary with fluctuations in interest rates and are structured to cover the interest on the debt obligations and a specified return on the equity. This financing arrangement is known as a synthetic lease. CSC has provided the Trust with a residual value guarantee, which means that if the building is sold to a third party CSC is responsible for making up any shortfall between the actual sales price and the $245 million funded by the Trust, up to a maximum of $202 million. CSC has recently obtained a preliminary appraisal of $200 million for the estimated value of the building at the end of the lease term. The shortfall in estimated value below $245 million will be recorded as expense using the straight-line method over the remaining term of the lease.

                                                                     SCHEDULE II


                         THE CHARLES SCHWAB CORPORATION



                        Valuation and Qualifying Accounts
                                  (In millions)


                                              Additions
                            Balance at  -------------------           Balance at
                            Beginning    Charged             Written      End
   Description               of Year    to Expense Other(1)    off      of Year
   -----------              ----------  ---------- --------  -------  ----------
For the year ended
 December 31, 2001:

  Allowance for doubtful
   accounts of brokerage
   clients (2)                $ 11          $ 3               $ (9)         $ 5
                             ===================================================


For the year ended
 December 31, 2000:

  Allowance for doubtful
   accounts of brokerage
   clients (2)                $ 11          $16      $ 2      $(18)         $11
                             ===================================================


For the year ended
 December 31, 1999:

  Allowance for doubtful
   accounts of brokerage
   clients (2)                $  8          $15      $ 1      $(13)         $11
                             ===================================================

(1) Represents collections of previously written-off accounts.

(2) Excludes banking-related valuation and qualifying accounts. See "U.S. Trust Corporation Supplemental Financial Data (Unaudited) - Loans to Banking Clients and Related Allowance for Credit Losses" in this report for such banking-related information.
                                      F-9



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


------------------------------------------------------------------------------------------------------------------------------------

1.   Analysis of Change in Net Interest Revenue

An analysis of the  year-to-year  changes in the  categories  of interest  revenue and  interest  expense  resulting  from changes in volume and rate, on a taxable equivalent basis, is as follows (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                                   2001 Compared to 2000                 2000 Compared to 1999
                                                                 Increase (Decrease) Due to           Increase (Decrease) Due to
                                                                          Change in:                            Change in:
                                                              ---------------------------------     --------------------------------
                                                               Average      Average                  Average    Average
                                                               Balance       Rate       Total        Balance      Rate       Total
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
Cash equivalents                                                  $ 6         $ (9)       $ (3)         $(2)       $  3        $ 1
Loans to banking clients  (1)(2)                                   46          (26)         20           34          11         45
Securities available for sale (3):
  U.S. Treasury securities                                         (1)          (1)         (2)          (2)                    (2)
  U.S. Government agencies and
     collateralized mortgage obligations  (4)                      11                       11           10           3         13
  State and municipal obligations                                   2                        2            1                      1
  Other securities
                                                                 -----       ------      ------        -----      ------      ------
Total securities available for sale                                12           (1)         11            9           3         12
                                                                 -----       ------      ------        -----      ------      ------
Other interest-earning assets                                       1                        1
                                                                 -----       ------      ------        -----      ------      ------
Total interest-earning assets                                      65          (36)         29           41          17         58
                                                                 -----       ------      ------        -----      ------      ------

Interest-bearing sources of funds:
Interest-bearing deposits from banking clients                     15          (42)        (27)          12          26         38
Short-term borrowings                                              22          (16)          6            7           4         11
Long-term debt                                                     (1)                      (1)
                                                                 -----       ------      ------        -----      ------      ------
Total sources on which interest is paid                            36          (58)        (22)          19          30         49
                                                                 -----       ------      ------        -----      ------      ------

Change in net interest revenue - taxable equivalent basis         $29         $ 22        $ 51          $22        $(13)       $ 9
                                                                 =====       ======                    =====      ======
Tax equivalent adjustment                                                                   (1)
                                                                                         ------                               ------
Change in net interest revenue                                                            $ 50                                 $ 9
                                                                                         ======                               ======
------------------------------------------------------------------------------------------------------------------------------------

Changes that are not due solely to volume or rate have been allocated ratably to their respective categories.
(1)  Includes average principal balances of non-accrual and reduced rate loans.
(2)  Includes the loan to the U.S. Trust Corporation ESOP, which was paid off in the first quarter of 1999.
(3)  The average balance and average rate for securities available for sale have been calculated using their amortized cost.
(4)  Includes collateralized mortgage obligations securities issued by agencies including the GNMA, FNMA and FHLMC.



2.   Three-year Net Interest Revenue (Tax Equivalent Basis) and Average Balances


------------------------------------------------------------------------------------------------------------------------------------

For the Year Ended December 31,                           2001                          2000                         1999
                                             ----------------------------  ----------------------------  ---------------------------
                                              Average             Average   Average             Average   Average            Average
(Dollars in Millions)                         Balance   Interest   Rate     Balance   Interest   Rate     Balance   Interest   Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets:
Cash equivalents                                 $  338     $ 12   3.48%       $  241     $ 15   6.12%       $  274     $ 14   4.94%
Securities available for sale (1)(2)              1,317       83   6.33%        1,133       72   6.37%          997       60   6.10%
Loans to banking clients (3)                      3,469      240   6.91%        2,868      219   7.65%        2,404      174   7.26%
Other interest-earning assets                        38        3   7.14%           28        2   7.02%           24        2   7.48%
                                                 ------     ----   -----       ------     ----   -----       ------     ----   -----
Total interest-earning assets                     5,162      338   6.54%        4,270      308   7.22%        3,699      250   6.78%
                                                 ------     ----   -----       ------     ----   -----       ------     ----   -----

Non-interest-earning assets                         776                           687                           484
                                                 ------                        ------                        ------
Total Assets                                     $5,938                        $4,957                        $4,183
                                                 ======                        ======                        ======

Liabilities and Stockholder's Equity:
Interest-bearing deposits from banking
  clients                                         3,365      128   3.80%        3,071      155   5.05%        2,779      117   4.23%
Short-term borrowings                               619       24   3.90%          288       18   6.44%          147        7   4.91%
Long-term debt                                       52        4   8.42%           59        5   8.19%           63        5   8.09%
                                                 ------     ----   -----       ------     ----   -----       ------     ----   -----
Total sources on which interest is paid           4,036      156   3.87%        3,418      178   5.22%        2,989      129   4.34%
                                                 ------     ----   -----       ------     ----   -----       ------     ----   -----

Non-interest-bearing deposits                       797                           779                           642
Non-interest-bearing liabilities                    469                           349                           287
Stockholder's equity                                636                           411                           265
                                                 ------                        ------                        ------
Total Liabilities and Stockholder's Equity       $5,938                        $4,957                        $4,183
                                                 ======                        ======                        ======

Net interest revenue - taxable equivalent
  basis                                                      182                           130                           121
Net free funds (4)                               $1,126                        $  852                        $  710
                                                 ------                        ------                        ------
Tax equivalent adjustment (2)                                 (5)                           (4)                           (4)
                                                            ----                          ----                          ----
                                                            $177                          $126                          $117
                                                            ====                          ====                          ====
Net yield on interest earning assets
  (tax equivalent basis)                                           3.51%                         3.04%                         3.26%
------------------------------------------------------------------------------------------------------------------------------------

(1)  The average balance and average rate for securities available for sale have been calculated using their amortized cost.
(2)  Yields on state and municipal obligations are stated on a taxable equivalent basis, employing the federal statutory income tax rate adjusted for the effect of state and local taxes, resulting in a marginal tax rate of approximately 42% for 2001, 40% for
     2000 and 47% for 1999.
(3)  Includes average principal balances of non-accrual and reduced rate loans.
(4)  Includes the loan to the U.S. Trust Corporation ESOP, which was paid off in the first quarter of 1999.


                                                                F-11


3.   Securities Available for Sale

The amortized cost,  estimated fair value and gross  unrealized  gains and losses on securities  available for sale are as follows (in millions):

---------------------------------------------------------------------------------------------------------------
December 31,                                                                       2001        2000       1999
---------------------------------------------------------------------------------------------------------------
U.S. treasury securities:
   Amortized cost                                                               $   159     $   157    $   178
   Aggregate fair value                                                         $   160     $   157    $   177
   Gross unrealized gains                                                       $     1
   Gross unrealized losses                                                                             $     1
U.S. government sponsored agencies and corporations:
   Amortized cost                                                                   748         774        691
   Aggregate fair value                                                             754         776        672
   Gross unrealized gains                                                             7           6          3
   Gross unrealized losses                                                            1           4         22
State and municipal obligations:
   Amortized cost                                                                   154         134        120
   Aggregate fair value                                                             158         135        118
   Gross unrealized gains                                                             4           1
   Gross unrealized losses                                                                                   2
Collateralized mortgage obligations (1):
   Amortized cost                                                                    84         129          5
   Aggregate fair value                                                              84         129          5
   Gross unrealized gains
   Gross unrealized losses
Other securities:
   Amortized cost                                                                    32          23         22
   Aggregate fair value                                                              33          23         22
   Gross unrealized gains                                                             1
   Gross unrealized losses
---------------------------------------------------------------------------------------------------------------
Total securities available for sale:
   Amortized cost                                                               $ 1,177     $ 1,217    $ 1,016
   Aggregate fair value                                                         $ 1,189     $ 1,220    $   994
   Gross unrealized gains                                                       $    13     $     7    $     3
   Gross unrealized losses                                                      $     1     $     4    $    25
===============================================================================================================

(1)      Collateralized by either GNMA, FNMA or FHLMC obligations.


                                               F-12





4.   Loans to Banking Clients and Related Allowance for Credit Losses

An analysis of the composition of the loan portfolio is as follows (in millions):

--------------------------------------------------------------------------------------------------------
December 31,                                     2001         2000          1999        1998        1997
--------------------------------------------------------------------------------------------------------
Private banking:
  Residential real estate mortgages           $ 3,085      $ 2,249       $ 1,985     $ 1,630     $ 1,358
  Other                                           943          849           664         526         537
--------------------------------------------------------------------------------------------------------
   Total private banking loans                  4,028        3,098         2,649       2,156       1,895
--------------------------------------------------------------------------------------------------------
Loans to financial institutions
  for purchasing and carrying securities           32           61            57          32          41
All other                                           7            8             3           3           3
--------------------------------------------------------------------------------------------------------
  Total                                       $ 4,067      $ 3,167       $ 2,709     $ 2,191     $ 1,939
========================================================================================================



An analysis of nonperforming assets is as follows (in millions):
--------------------------------------------------------------------------------------------------------
December 31,                                     2001         2000          1999        1998        1997
--------------------------------------------------------------------------------------------------------
Non-accrual loans                                $  5         $  1          $  2        $  6        $ 10
Other real estate owned, net                                                               1
--------------------------------------------------------------------------------------------------------
  Total                                          $  5         $  1          $  2        $  7        $ 10
========================================================================================================
Average non-accrual loans                        $  4         $  1          $  1        $  8        $  9
========================================================================================================




An analysis of the allowance for credit losses on the loan portfolio is as follows (in millions):

                                                 2001         2000          1999        1998        1997
--------------------------------------------------------------------------------------------------------
Balance at beginning of year                     $ 20         $ 20          $ 19        $ 18        $ 16
Charge-offs:
  Private banking
  Other
--------------------------------------------------------------------------------------------------------
   Total charge-offs
--------------------------------------------------------------------------------------------------------
Recoveries:
  Private banking                                   1                          1           1           1
  Other
--------------------------------------------------------------------------------------------------------
   Total recoveries                                 1                          1           1           1
--------------------------------------------------------------------------------------------------------
Net (charge-offs) recoveries                        1                          1           1           1
Provision charged to income                                                                            1
--------------------------------------------------------------------------------------------------------
Balance at end of year                           $ 21         $ 20          $ 20        $ 19        $ 18
========================================================================================================


                                                   F-13


The maturities of the loan portfolio at December 31, 2001 is as follows (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                                        Within            1-5             Over
                                                                        1 Year           Years           5 Years            Total
------------------------------------------------------------------------------------------------------------------------------------
Private banking:
  Residential real estate mortgages (1)                                $  377           $ 895           $ 1,813           $ 3,085
  Other                                                                   862              61                20               943
------------------------------------------------------------------------------------------------------------------------------------
Total private banking loans                                             1,239             956             1,833             4,028
------------------------------------------------------------------------------------------------------------------------------------
Loans to financial institutions for purchasing
  and carrying securities                                                  32                                                  32
All other                                                                   3                                 4                 7
------------------------------------------------------------------------------------------------------------------------------------
  Total                                                                $1,274           $ 956           $ 1,837           $ 4,067
====================================================================================================================================
Interest sensitivity of loans at December 31, 2001:
  Loans with predetermined interest rates                                               $ 291           $ 1,100           $ 1,391
  Loans with floating or adjustable interest rates                                        665               737             1,402
------------------------------------------------------------------------------------------------------------------------------------
       Total                                                                            $ 956           $ 1,837           $ 2,793
====================================================================================================================================

(1)  Maturities are based upon the contractual terms of the loans.



5.   Summary of Credit Loss on Banking Loans Experience

------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)                                               2001           2000          1999           1998         1997
------------------------------------------------------------------------------------------------------------------------------------
Average loans                                                     $3,469         $2,867        $2,404         $1,969       $1,730
Allowance to year end loans                                         .53%           .64%          .74%           .89%         .94%
Allowance to nonperforming loans                                     N/M            N/M           N/M            N/M         189%
Net recoveries(charge-offs) to average loans                        .01%                         .02%           .03%         .05%
Nonperforming assets to average
  loans and real estate owned                                       .14%           .05%          .07%           .34%         .56%
------------------------------------------------------------------------------------------------------------------------------------

N/M - Not meaningful, greater than two hundred percent.

At December 31, 2001, the loan portfolio included loans to individuals involved in the financial services industry of approximately
$1.0 billion. Recoveries exceeded charge-offs from loans to individuals involved in the financial services industry in 1997 through
2001.



6.   Deposits from Banking Clients

------------------------------------------------------------------------------------------------------------------------------------
                                                              2001                       2000                       1999
                                                     ---------------------      ----------------------     ---------------------
(Dollars in Millions)                                 Amount        Rate         Amount         Rate        Amount        Rate
------------------------------------------------------------------------------------------------------------------------------------
Analysis of average daily deposits:
  Noninterest-bearing deposits                       $  797                      $  779                     $  642
  Certificates of deposits of $100 or more               80         4.21%            54         5.61%           69        4.62%
  Money market and other savings deposits             3,285         3.79%         3,017         5.15%        2,710        4.22%
                                                     ------                      ------                     ------
       Total deposits                                $4,162                      $3,850                     $3,421
                                                     ======                      ======                     ======
------------------------------------------------------------------------------------------------------------------------------------





------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Certificates           Other
(In Millions)                                                                                       of Deposit           Deposits
------------------------------------------------------------------------------------------------------------------------------------
Maturity distribution of interest bearing deposits in
  amounts of $100 or more at December 31, 2001:
      Three months or less                                                                            $ 51               $ 3,494
      Three through six months                                                                           7
      Six through twelve months                                                                          5
      Over twelve months                                                                                 5
                                                                                                      ----               -------
         Total                                                                                        $ 68               $ 3,494
                                                                                                      ====               =======
------------------------------------------------------------------------------------------------------------------------------------



7.   Short-term Borrowings

An analysis of outstanding short-term borrowings is as follows (dollars in millions):


------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                              2001           2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased:
  Year-end balance                                                                      $   26         $   12         $   15
  Daily average balance                                                                     66            115             52
  Maximum month-end balance                                                                 63            311            128
  Weighted-average interest rate during the year                                         3.89%          6.50%          4.96%
  Weighted-average interest rate at year end                                             1.71%          5.81%          4.50%
------------------------------------------------------------------------------------------------------------------------------------
Securities sold under agreements to repurchase:
  Year-end balance                                                                      $  183         $  100         $   64
  Daily average balance                                                                    136             72             79
  Maximum month-end balance                                                                225            102            104
  Weighted-average interest rate during the year                                         3.66%          5.98%          4.76%
  Weighted-average interest rate at year end                                             2.26%          6.39%          4.50%
------------------------------------------------------------------------------------------------------------------------------------
Other borrowed funds:
  Year-end balance                                                                      $  354         $  227         $   62
  Daily average balance                                                                    415            101             15
  Maximum month-end balance                                                                867            227             62
  Weighted-average interest rate during the year                                         3.99%          6.73%          5.72%
  Weighted-average interest rate at year end                                             3.80%          6.76%          6.62%
------------------------------------------------------------------------------------------------------------------------------------


8.   Ratios

------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                               2001           2000           1999           1998        1997
------------------------------------------------------------------------------------------------------------------------------------
Return on average stockholder's equity (1)                          22.50%         10.54%         29.22%         26.20%      22.75%
Return on average total assets (1)                                   2.41%           .87%          1.85%          1.68%       1.49%
Average stockholder's equity as a percentage of
   average total assets                                             10.70%          8.29%          6.35%          6.42%       6.54%
------------------------------------------------------------------------------------------------------------------------------------
(1)  Includes after-tax  extraordinary gain on sale of corporate trust business of $121 million,  merger retention program costs  of
     $31 million, and restructuring and other charges of $28 million in 2001. Excluding these costs, return on average stockholder's equity  would  have  been  12.67%  and  return on  average  total  assets  would  have been 1.36%. In 2000, includes  after-tax merger-related and merger retention program costs of $62 million. Excluding these costs, return on average stockholder's equity would have been 25.68% and return on average total assets would have been 2.13%.



                                                              F-16