Form 10-Q
period 2002-03-31
SCHWAB CHARLES CORP
filed 2002-05-10
CIK 316709

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 2002      Commission file number 1-9700



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

                             Yes   x     No
                                 -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               1,371,319,688 shares of $.01 par value Common Stock
                          Outstanding on April 30, 2002

                         THE CHARLES SCHWAB CORPORATION

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2002

                                     Index

                                                                       Page
                                                                      ------
Part I -  Financial Information

 Item 1. Condensed Consolidated Financial Statements:

             Statement of Income                                        1
             Balance Sheet                                              2
             Statement of Cash Flows                                    3
             Notes                                                    4 - 8

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          9 - 19

 Item 3. Quantitative and Qualitative Disclosures About Market Risk  19 - 20

Part II - Other Information

 Item 1. Legal Proceedings                                             20

 Item 2. Changes in Securities and Use of Proceeds                     20

 Item 3. Defaults Upon Senior Securities                               20

 Item 4. Submission of Matters to a Vote of Security Holders           20

 Item 5. Other Information                                           20 - 21

 Item 6. Exhibits and Reports on Form 8-K                              21


Signature                                                              22


                                                    Part I - Financial Information
                                         Item 1. Condensed Consolidated Financial Statements

                                                   THE CHARLES SCHWAB CORPORATION

                                             Condensed Consolidated Statement of Income
                                              (In millions, except per share amounts)
                                                            (Unaudited)

                                                                                                             Three Months Ended
                                                                                                                  March 31,
                                                                                                             2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Revenues
   Asset management and administration fees                                                                $  444         $  411
   Commissions                                                                                                303            408
   Interest revenue, net of interest expense (1)                                                              221            257
   Principal transactions                                                                                      51             95
   Other                                                                                                       40             29
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                                                                 1,059          1,200
------------------------------------------------------------------------------------------------------------------------------------
Expenses Excluding Interest
   Compensation and benefits                                                                                  471            493
   Other compensation - merger retention programs                                                              14             15
   Occupancy and equipment                                                                                    119            123
   Communications                                                                                              71             96
   Depreciation and amortization                                                                               83             84
   Advertising and market development                                                                          53             94
   Professional services                                                                                       49             56
   Commissions, clearance and floor brokerage                                                                  18             28
   Goodwill amortization                                                                                                      16
   Restructuring and other charges                                                                             27
   Other                                                                                                       24             31
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                                                                   929          1,036
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes on income and extraordinary gain                                                          130            164
Tax expense on income                                                                                          48             67
------------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary gain                                                                               82             97
Extraordinary gain on sale of corporate trust business, net of tax of $10                                      12
------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                                                 $   94         $   97
====================================================================================================================================
Weighted-Average Common Shares Outstanding - Diluted                                                        1,389          1,410
====================================================================================================================================

Earnings Per Share - Basic
   Income before extraordinary gain                                                                        $  .06         $  .07
   Extraordinary gain, net of tax                                                                          $  .01
   Net income                                                                                              $  .07         $  .07

Earnings Per Share - Diluted
   Income before extraordinary gain                                                                        $  .06         $  .07
   Extraordinary gain, net of tax                                                                          $  .01
   Net income                                                                                              $  .07         $  .07
====================================================================================================================================
Dividends Declared Per Common Share                                                                        $.0110         $.0110
====================================================================================================================================

(1)   Interest revenue is presented net of interest expense.  Interest expense for the three months ended
      March 31, 2002 and 2001 was $94 million and $332 million, respectively.

See Notes to Condensed Consolidated Financial Statements.



                                                   THE CHARLES SCHWAB CORPORATION

                                                Condensed Consolidated Balance Sheet
                                          (In millions, except share and per share amounts)
                                                            (Unaudited)


                                                                                                            March 31,   December 31,
                                                                                                              2002          2001
------------------------------------------------------------------------------------------------------------------------------------
Assets
  Cash and cash equivalents                                                                              $   1,850     $   4,407
  Cash and investments segregated and on deposit for federal or other regulatory purposes(1) (including resale agreements of $16,052 in 2002
      and $14,811 in 2001)                                                                                  18,305        17,741
  Securities owned - at market value (including securities pledged of $163
      in 2002 and $185 in 2001)                                                                              1,996         1,700
  Receivables from brokers, dealers and clearing organizations                                                 451           446
  Receivables from brokerage clients - net                                                                   9,540         9,620
  Loans to banking clients - net                                                                             4,184         4,046
  Equipment, office facilities and property - net                                                            1,002         1,058
  Goodwill - net                                                                                               624           628
  Other assets                                                                                                 869           818
------------------------------------------------------------------------------------------------------------------------------------

      Total                                                                                              $  38,821     $  40,464
====================================================================================================================================

Liabilities and Stockholders' Equity
  Deposits from banking clients                                                                          $   4,117     $   5,448
  Drafts payable                                                                                               199           396
  Payables to brokers, dealers and clearing organizations                                                    1,078           833
  Payables to brokerage clients                                                                             25,924        26,989
  Accrued expenses and other liabilities                                                                     1,292         1,327
  Short-term borrowings                                                                                      1,213           578
  Long-term debt                                                                                               730           730
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                                     34,553        36,301
------------------------------------------------------------------------------------------------------------------------------------

  Stockholders' equity:
      Preferred stock - 9,940,000 shares authorized; $.01 par value per share;
         none issued
      Common stock - 3 billion shares authorized; $.01 par value per share;
         1,391,678,704 and 1,391,673,494 shares issued in 2002 and 2001, respectively                           14            14
      Additional paid-in capital                                                                             1,731         1,726
      Retained earnings                                                                                      2,845         2,794
      Treasury stock - 20,937,192 and 23,110,972 shares in 2002 and 2001,
         respectively, at cost                                                                                (252)         (295)
      Unamortized stock-based compensation                                                                     (32)          (39)
      Accumulated other comprehensive loss                                                                     (38)          (37)
------------------------------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                                                        4,268         4,163
------------------------------------------------------------------------------------------------------------------------------------

               Total                                                                                     $  38,821     $  40,464
====================================================================================================================================

(1) Amounts included represent actual balances on deposit, whereas cash and investments required to be segregated for federal or other regulatory purposes were $17,414 million and $18,261 million at March 31, 2002 and December 31, 2001, respectively.
    On April 2, 2002, the Company withdrew $661 million of excess segregated cash.  As of January 3, 2002, the Company had deposited $710 million to meet its segregated cash requirement.


See Notes to Condensed Consolidated Financial Statements.




                                                   THE CHARLES SCHWAB CORPORATION

                                           Condensed Consolidated Statement of Cash Flows
                                                           (In millions)
                                                            (Unaudited)

                                                                                                              Three Months Ended
                                                                                                                   March 31,
                                                                                                              2002          2001
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net income                                                                                              $    94       $    97
     Adjustments to reconcile net income to net cash used for operating activities:
        Depreciation and amortization                                                                           83            84
        Goodwill amortization                                                                                                 16
        Compensation payable in common stock                                                                     7             9
        Deferred income taxes                                                                                   27            24
        Tax benefits from stock options exercised and other stock-based compensation                             3            18
        Non-cash restructuring charges                                                                           2
        Extraordinary gain on sale of corporate trust business, net of tax                                     (12)
        Other                                                                                                   (5)
     Net change in:
        Cash and investments segregated and on deposit for federal or other
          regulatory purposes                                                                                 (684)       (5,309)
        Securities owned (excluding securities available for sale)                                              11           (36)
        Receivables from brokers, dealers and clearing organizations                                           (11)            7
        Receivables from brokerage clients                                                                      52         4,278
        Other assets                                                                                           (78)          (44)
        Drafts payable                                                                                        (197)         (192)
        Payables to brokers, dealers and clearing organizations                                                248           (88)
        Payables to brokerage clients                                                                         (924)         (265)
        Accrued expenses and other liabilities                                                                 (56)         (274)
------------------------------------------------------------------------------------------------------------------------------------
          Net cash used for operating activities                                                            (1,440)       (1,675)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
     Purchases of securities available for sale                                                               (612)         (245)
     Proceeds from sales of securities available for sale                                                      235
     Proceeds from maturities, calls and mandatory redemptions of securities
        available for sale                                                                                     108            70
     Net change in loans to banking clients                                                                   (138)           25
     Purchase of equipment, office facilities and property - net                                               (32)         (129)
     Cash payments for business combinations and investments, net of cash received                                           (12)
     Proceeds from sale of Canadian operations                                                                  20
------------------------------------------------------------------------------------------------------------------------------------
          Net cash used for investing activities                                                              (419)         (291)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
     Net decrease in deposits from banking clients                                                          (1,332)         (143)
     Net change in short-term borrowings                                                                       635           (54)
     Repayment of long-term debt                                                                                              (2)
     Dividends paid                                                                                            (15)          (15)
     Proceeds from stock options exercised and other                                                            15             8
------------------------------------------------------------------------------------------------------------------------------------
          Net cash used for financing activities                                                              (697)         (206)
------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                                    (1)
------------------------------------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                                                       (2,557)       (2,172)
Cash and Cash Equivalents at Beginning of Period                                                             4,407         4,876
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                                 $ 1,850       $ 2,704
====================================================================================================================================


See Notes to Condensed Consolidated Financial Statements.


                          THE CHARLES SCHWAB CORPORATION

              Notes to Condensed Consolidated Financial Statements
       (Tabular Amounts in Millions, Except Per Share Amounts and Ratios)
                                  (Unaudited)


1.   Basis of Presentation

     The Charles Schwab Corporation (CSC) is a financial holding company engaged, through its subsidiaries, in securities brokerage and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 396 domestic branch offices in 48 states, as well as branches in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services with 34 offices in 12 states. Other subsidiaries include Charles Schwab Europe (CSE), a retail securities brokerage firm located in the United Kingdom, Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, Schwab Capital Markets L.P. (SCM), a market maker in Nasdaq and other securities providing trade execution services primarily to broker-dealers and institutional clients, and CyberTrader, Inc. (CyberTrader), an electronic trading technology and brokerage firm providing services to highly active, online investors.
     The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. All adjustments were of a normal recurring nature, except as discussed in Note "2 - Accounting Change." Certain items in prior periods' financial statements have been reclassified to conform to the 2002 presentation. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report to Stockholders on Form 10-K. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period.


2.   Accounting Change

     Statement of Financial Standards (SFAS) No. 142 - Goodwill and Other Intangible Assets, was issued in June 2001. Under the provisions of SFAS No. 142, companies are no longer permitted to amortize goodwill and certain intangible assets with an indefinite useful life. Instead, these assets must be reviewed at least annually for possible impairment under new criteria. The Company adopted SFAS No. 142, and accordingly discontinued the amortization of goodwill as of January 1, 2002. During the second quarter of 2002, the Company plans to complete the initial transitional goodwill impairment test as required. Except for the cessation of goodwill amortization, the adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial position, results of operations, earnings per share (EPS), or cash flows.
     The decrease in goodwill during the first quarter of 2002 was primarily due to the sale of the Company's Canadian operations. The carrying amount of goodwill, net of accumulated amortization, attributable to each of the Company's reportable segments is as follows:

--------------------------------------------------------------------------------
                                                      March 31,     December 31,
                                                        2002           2001
--------------------------------------------------------------------------------
Individual Investor                                    $ 436         $  440
Institutional Investor                                     5              5
Capital Markets                                           25             25
U.S. Trust                                               158            158
--------------------------------------------------------------------------------
   Total                                               $ 624         $  628
================================================================================

     The table below compares net income and EPS for the three months ended March 31, 2002, which excludes goodwill amortization, with net income and EPS for the three months ended March 31, 2001, which has been adjusted to exclude goodwill amortization.
--------------------------------------------------------------------------------
                                                        Three Months Ended
                                                             March 31,
                                                          2002       2001
                                                      (Reported)  (Adjusted)
--------------------------------------------------------------------------------
Net income:
  Reported income before extraordinary gain              $  82      $  97
  Add: Goodwill amortization, net of tax                               16
--------------------------------------------------------------------------------
   Reported/adjusted income before
    extraordinary gain                                      82        113
  Extraordinary gain, net of tax                            12
--------------------------------------------------------------------------------
   Reported/adjusted net income                          $  94      $ 113
================================================================================
Basic and diluted EPS:
  Reported EPS before extraordinary gain                 $ .06      $ .07
  Add: Goodwill amortization                                          .01
--------------------------------------------------------------------------------
   Reported/adjusted EPS before
     extraordinary gain                                    .06        .08
  Extraordinary gain, net of tax                           .01
--------------------------------------------------------------------------------
   Reported/adjusted EPS                                 $ .07      $ .08
================================================================================


3.   New Accounting Standard

     Long-Lived Assets: SFAS No.144 - Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and addresses the financial accounting and reporting for the impairment or disposal of long-lived assets (e.g., equipment and office facilities). This statement supersedes SFAS No. 121
- Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and certain accounting and reporting provisions of Accounting Principles Board Opinion No. 30 - Reporting the Results of Operations. The Company adopted this statement on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position, results of operations, EPS, or cash flows.


4.   Restructuring

     In the second quarter of 2001, the Company initiated a restructuring plan to reduce operating expenses. The restructuring plan included a workforce reduction, a reduction in operating facilities, and the removal of certain systems hardware, software and equipment from service. Included in these initiatives are costs associated with the withdrawal from certain international operations. In the first quarter of 2002, the Company recorded pre-tax restructuring charges of $27 million.
     A summary of the activity in the restructuring liability for the first quarter of 2002 is as follows:

--------------------------------------------------------------------------------
                                       Workforce  Facilities  Systems
                                       Reduction  Reduction   Removal     Total
--------------------------------------------------------------------------------
Balance at
   December 31, 2001                      $  74     $  97     $    4     $  175
Restructuring charges                        15        11          1         27
Utilization:
   Cash payments                            (45)      (14)        (2)       (61)
   Non-cash charges (1)                      (2)                             (2)
--------------------------------------------------------------------------------
Balance at
   March 31, 2002                         $  42 (2) $  94 (3) $    3 (4) $  139
================================================================================

(1)  Includes charges for officers' stock-based compensation.
(2) The Company expects to substantially utilize the remaining restructuring liability through cash payments for severance pay and benefits over the respective severance periods through 2003.
(3) The Company expects to utilize the remaining restructuring liability through cash payments for the net lease expense over the respective lease terms through 2010.
(4) The Company expects to substantially utilize the remaining restructuring liability in the second quarter of 2002.


5.   Sale of Corporate Trust Business

     In 2001,  U.S.  Trust sold its Corporate  Trust business to The Bank of New
York Company, Inc. During the first quarter of 2002, the Company recorded an extraordinary gain of $22 million, or $12 million after tax, which represented the remaining proceeds from this sale that were realized upon satisfaction of certain client retention requirements.


6.   Allowance for Credit Losses on Banking Loans and Nonperforming Assets

     Loans to banking clients of $4.2 billion at March 31, 2002 and $4.0 billion at December 31, 2001 are presented net of the related allowance for credit losses. The allowance for credit losses on banking loans was $22 million at March 31, 2002 and $21 million at December 31, 2001. Recoveries and charge-offs were not material for each of the three-month periods ended March 31, 2002 and 2001.
     Nonperforming assets consist of non-accrual loans of $4 million at March 31, 2002 and $5 million at December 31, 2001.


7.   Comprehensive Income

     Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

--------------------------------------------------------------------------------
                                                        Three Months Ended
                                                             March 31,
                                                         2002         2001
--------------------------------------------------------------------------------
Net income                                              $  94        $  97
Other comprehensive income (loss):
  Cumulative effect of accounting
   change for adoption of
   SFAS No. 133                                                        (12)
  Net gain (loss) on cash flow
   hedging instruments                                      6          (11)
  Foreign currency translation
   adjustment                                                          (10)
  Change in net unrealized gain (loss)
   on securities available for sale                        (7)           8
--------------------------------------------------------------------------------
Total comprehensive income,
  net of tax                                            $  93        $  72
================================================================================


8.   Earnings Per Share

     Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. EPS under the basic and diluted computations are as follows:

--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                             March 31,
                                                         2002          2001
--------------------------------------------------------------------------------
Net income                                             $   94        $   97
================================================================================
Weighted-average common
  shares outstanding - basic                            1,366         1,379
Common stock equivalent shares
  related to stock incentive plans                         23            31
--------------------------------------------------------------------------------
Weighted-average common
  shares outstanding - diluted                          1,389         1,410
================================================================================
Basic EPS:
Income before extraordinary gain                       $  .06        $  .07
Extraordinary gain, net of tax                         $  .01
Net income                                             $  .07        $  .07
================================================================================
Diluted EPS:
Income before extraordinary gain                       $  .06        $  .07
Extraordinary gain, net of tax                         $  .01
Net income                                             $  .07        $  .07
================================================================================

     The computation of diluted EPS for the three months ended March 31, 2002 and 2001, respectively, excludes outstanding stock options to purchase 86 million and 49 million shares, respectively, because the exercise prices for those options were greater than the average market price of the common shares, and therefore the effect would be antidilutive.


9.   Regulatory Requirements

     CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended (the Act).
     Under the Act, the Federal Reserve Board has established consolidated capital requirements for bank holding companies. CSC is subject to those guidelines. The regulatory capital and ratios of the Company, U.S. Trust, and United States Trust Company of New York (U.S. Trust NY) are as follows:

--------------------------------------------------------------------------------
                                                 2002                 2001
                                            --------------       --------------
March 31,                                 Amount  Ratio(1)     Amount   Ratio(1)
--------------------------------------------------------------------------------
Tier 1 Capital:
  Company                                 $ 3,717    22.2%     $ 3,787    19.4%
  U.S. Trust                              $   583    17.2%     $   525    19.0%
  U.S. Trust NY                           $   369    13.7%     $   331    14.8%
Total Capital:
  Company                                 $ 3,744    22.3%     $ 3,816    19.6%
  U.S. Trust                              $   605    17.8%     $   545    19.7%
  U.S. Trust NY                           $   388    14.4%     $   348    15.6%
Leverage:
  Company                                 $ 3,717     9.7%     $ 3,787    10.3%
  U.S. Trust                              $   583     9.0%     $   525     9.9%
  U.S. Trust NY                           $   369     7.2%     $   331     8.0%
--------------------------------------------------------------------------------
(1) Minimum tier 1 capital, total capital, and tier 1 leverage ratios are 4%, 8%, and 3%-5%, respectively, for bank holding companies and banks. Well-capitalized tier 1 capital, total capital, and tier 1 leverage ratios are 6%, 10%, and 5%, respectively. Each of CSC's other depository institution subsidiaries exceed the well-capitalized standards set forth by the banking regulatory authorities.

     Based on their respective regulatory capital ratios at March 31, 2002 and 2001, the Company, U.S. Trust and U.S. Trust NY are considered well capitalized (the highest category). There are no conditions or events that management believes have changed the Company's, U.S. Trust's, and U.S. Trust NY's well-capitalized status.
     Schwab and SCM are subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule). Schwab and SCM compute net capital under the alternative method permitted by this Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar amount, which is based on the type of business conducted by the broker-dealer. The minimum dollar amount for both Schwab and SCM is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement. At March 31, 2002, Schwab's net capital was $1.2 billion (12% of aggregate debit balances), which was $990 million in excess of its minimum required net capital and $697 million in excess of 5% of aggregate debit balances. At March 31, 2002, SCM's net capital was $21 million, which was $20 million in excess of its minimum required net capital.


10.  Commitments and Contingent Liabilities

     The nature of the Company's business subjects it to claims, lawsuits, regulatory examinations and other proceedings in the ordinary course of business. The results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company's results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company's financial condition and results of operations. However, it is the opinion of management, after consultation with legal counsel, that the ultimate outcome of these matters will not have a material adverse impact on the financial condition or operating results of the Company.


11.  Segment Information

     The Company structures its segments according to its various types of clients and the services provided to those clients. These segments have been aggregated, based on similarities in economic characteristics, types of clients, services provided, distribution channels, and regulatory environment, into four reportable segments - Individual Investor, Institutional Investor, Capital Markets, and U.S. Trust.
     Financial information for the Company's reportable segments is presented in the following table. The Company evaluates the performance of its segments based on adjusted operating income before taxes, which excludes restructuring and other charges, merger- and acquisition-related charges, and extraordinary gains. Intersegment revenues are not material and are therefore not disclosed. Total revenues, income before taxes on income and extraordinary gain, and net income are equal to the Company's consolidated amounts as reported in the condensed consolidated statement of income.

--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                               March 31,
                                                         2002           2001
--------------------------------------------------------------------------------
Revenues
Individual Investor                                   $   616        $   692
Institutional Investor                                    213            213
Capital Markets                                            63            126
U.S. Trust                                                167            169
--------------------------------------------------------------------------------
   Total                                              $ 1,059        $ 1,200
================================================================================
Operating income before taxes
Individual Investor                                   $    66        $    66
Institutional Investor                                     64             71
Capital Markets                                             8             20
U.S. Trust (1)                                             35             37
--------------------------------------------------------------------------------
Operating income before taxes                             173            194
Restructuring charges (2)                                 (27)
Merger- and acquisition-related
   charges (3)                                            (16)           (30)
--------------------------------------------------------------------------------
Income before taxes on income
   and extraordinary gain                                 130            164
Tax expense on income                                      48             67
Extraordinary gain on sale of
   corporate trust business,
   net of tax of $10                                       12
--------------------------------------------------------------------------------
Net Income                                            $    94        $    97
================================================================================
(1) Excludes an extraordinary pre-tax gain of $22 million for the three months ended March 31, 2002 (see note "5 - Sale of Corporate Trust Business").
(2)  Includes  costs  relating  to  workforce,   facilities,  systems  hardware,
     software, and equipment reductions.
(3) Includes retention program compensation related to the merger with USTC, and intangible asset amortization and retention program compensation related to the acquisition of CyberTrader. For the three months ended March 31, 2001, amount also includes goodwill amortization, which ceased on January 1, 2002 upon the adoption of SFAS No. 142 (see note "2 - Accounting Change").


12.  Supplemental Cash Flow Information

     Certain information affecting the cash flows of the Company follows:

--------------------------------------------------------------------------------
                                                                  Three
                                                               Months Ended
                                                                March 31,
                                                             2002        2001
--------------------------------------------------------------------------------

Income taxes paid                                           $  11       $  24
================================================================================
Interest paid:
  Brokerage client cash balances                            $  53       $ 270
  Deposits from banking clients                                22          41
  Long-term debt                                               26          28
  Stock-lending activities                                                  9
  Short-term borrowings                                         7           5
--------------------------------------------------------------------------------
Total interest paid                                         $ 108       $ 353
================================================================================
Non-cash investing and financing activities:
  Common stock and options issued
   for purchases of businesses                                          $   6
================================================================================

                         THE CHARLES SCHWAB CORPORATION

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

                             Description of Business

     The Company: The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide securities brokerage and related financial services for 7.9 million active client accounts(a). Client assets in these accounts totaled $857.7 billion at March 31, 2002. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 396 domestic branch offices in 48 states, as well as branches in the Commonwealth of Puerto Rico and the U.S. Virgin Islands. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services with 34 offices in 12 states. Other subsidiaries include Charles Schwab Europe, a retail securities brokerage firm located in the United Kingdom, Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, Schwab Capital Markets L.P. (SCM), a market maker in Nasdaq and other securities providing trade execution services primarily to broker-dealers and institutional clients, and CyberTrader, Inc. (CyberTrader), an electronic trading technology and brokerage firm providing services to highly active, online investors.

-------------------
(a)  Accounts with balances or activity within the preceding eight months.

     The Company provides financial services to individuals, institutional clients and broker-dealers through four segments - Individual Investor, Institutional Investor, Capital Markets, and U.S. Trust. The Individual Investor segment includes the Company's domestic and international retail operations. The Institutional Investor segment provides custodial, trading, and support services to independent financial advisors, serves company 401(k) plan sponsors and third-party administrators, and supports company stock option plans and stock purchase programs. The Capital Markets segment provides trade execution services in Nasdaq, exchange-listed, and other securities primarily to broker-dealers, including Schwab, and institutional clients. The U.S. Trust segment provides investment and wealth management, fiduciary services, and private banking services to individual and institutional clients.
     Business   Strategy:   In  2001,  the  Company   focused  on  aligning  its
infrastructure and resources with its current strategic priorities, which include:

- providing the spectrum of affluent investors with the advice, relationships, and choices that support their desired investment outcomes;
- delivering the information, technology, service, and pricing needed to remain a leader in serving active traders;
- providing individual investing services through employers, including retirement and option plans as well as personal brokerage accounts;
- offering selected banking services and developing investment products that give clients greater control and understanding of their finances;
- retaining a strong capital markets business to address investors' financial product and trade execution needs; and
- continuing to provide high quality service to clients with smaller investment portfolios.

     For further discussion of the Company's business strategy, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Description of Business - Business Strategy" in the Company's 2001 Annual Report to Stockholders, which is filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2001. See also "Products, Services, and Advice Offerings" in the Company's Form 10-K for the year ended December 31, 2001. Significant recent developments relating to these strategic priorities, as well as other significant developments, follows:

     Services for Affluent Investors:  In the first quarter of 2002, the Company
     -------------------------------
established the Schwab Advisor Network, the successor to the Schwab AdvisorSource referral program. This program strengthens the Schwab/advisor/client relationship through a pricing model that allows for sharing fee income on referred accounts, and features independent financial advisors more prominently in advertising that targets affluent investors. Schwab also improved its Managed Account Select offering, which enables independent financial advisors to provide their clients with access to pre-screened money managers under a single-fee structure, by adding fixed income managers to the group for the first time. The Company launched a new print advertising campaign, during the first quarter of 2002, to increase awareness of the U.S. Trust brand and educate investors about wealth management. The Company also made several enhancements to U.S. Trust's online services - clients can now download their account information into selected financial software programs, view their portfolio asset allocations in real-time, and make bill payments directly from the Web site.

     Services for Active Traders:  During the first quarter of 2002, the Company
     ---------------------------
initiated a pilot program that allows clients to experience the active trader offering firsthand by meeting with a specially trained field consultant in a branch office. These field consultants have received training on market structures as well as active trading strategies and technologies.

     Corporate   Services:   The  Company  made  several   improvements  to  its
     --------------------
retirement, stock option, and stock purchase plan offerings in the first quarter of 2002. The Company created a Corporate Services division, integrating the Company's investment and brokerage services for corporations under a single division. The Company introduced SchwabPlan Select, a comprehensive bundled 401(k) plan for retirement plans with assets between $2 million and $20 million. Under SchwabPlan Select, plan sponsors can build investment menus from hundreds of different mutual funds and participants have full access to Schwab's online planning and education tools, regional client telephone service centers, and Web support. The Company also initiated the 401(k) Checkup, a complimentary initial consultation in which a Schwab investment consultant works with current and prospective clients to evaluate their current retirement plan holdings, compare them to alternative choices, and make asset allocation recommendations based on the individual's personal goals. Additionally, the Company introduced a live interactive seminar called `Stock Option Strategies and Issues' for clients looking for information on what to consider when developing a personalized stock option strategy. This is the second in a series of three seminars that are being presented across the country; the other two cover the fundamentals of stock options and stock purchase plans.

     Banking and Other Financial  Products:  The Company  anticipates  filing an
     -------------------------------------
application to charter a new bank in the second quarter of 2002 and, subject to regulatory approval, expects to commence banking operations in late 2002 or early 2003.

     Capital   Markets:   To  meet  growing   client  demand  for  fixed  income
     -----------------
information, Schwab began offering new issue bond alerts on its Web site. Client assets in fixed income securities were a record $108.4 billion at March 31, 2002, an increase of $14.8 billion, or 16%, from a year ago. The Company also commenced, through selective hirings, the expansion of its institutional equity capabilities to focus on improving execution capabilities for all clients.

     Other  Significant   Developments:   The  Company  demonstrated   continued
     ---------------------------------
leadership in combining people and technology through several important technology-based initiatives during the first quarter of 2002. Schwab enhanced its Web site to include a new section called `My Home' that allows clients to view and manage all of their account balances, watch lists, quotes, research, and market information on one customizable page. Similarly, for prospective clients, Schwab simplified the Web site navigation process to facilitate client contact with Schwab representatives. Also, quotes on money market yields and bill pay enrollment are now available online.
     Mutual fund-based investing remains an important element of the Company's Core & ExploreTM investing philosophy. In the first quarter of 2002, Schwab redesigned its Mutual Fund Select List to include qualitative analyses for each asset class as well as an integrated view that includes asset class summaries, category descriptions, and average expenses for each fund, presented together on a single page. In addition, to support service representatives' fund-related advice interactions, Schwab's internal Mutual Fund Web site now provides representatives with Morningstar analysis on over 1,400 funds.

                                 Risk Management

     For discussion on the Company's principal risks and some of the policies and procedures for risk identification, assessment, and mitigation, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management" in the Company's 2001 Annual Report to Stockholders, which is filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2001. See Liquidity and Capital Resources of this report for a discussion on liquidity risk; and see Item 3 - Quantitative and Qualitative Disclosures About Market Risk for additional information relating to market risk.
     Given the nature of the Company's revenues, expenses, and risk profile, the Company's earnings and CSC's common stock price may be subject to significant volatility from period to period. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period. Risk is inherent in the Company's business. Consequently, despite the Company's attempts to identify areas of risk, oversee operational areas involving risk, and implement policies and procedures designed to mitigate risk, there can be no assurance that the Company will not suffer unexpected losses due to operating or other risks.

                           Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as "believe," "expect," "intend," "plan," "will," "may," and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management's beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company's senior management. These statements relate to, among other things, the Company's ability to achieve its strategic priorities (see Description of Business - Business Strategy), goodwill impairment (see Expenses Excluding Interest), sources of liquidity and capital (see Liquidity and Capital Resources - Liquidity and - Commitments), the Company's cash position and cash flows (see Liquidity and Capital Resources - Cash Flows and Capital Resources) and contingent liabilities (see Part II - Other Information, Item 1 - Legal Proceedings). Achievement of the expressed expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed expectations described in these statements. Important factors that may cause such differences are noted in this interim report and include, but are not limited to: the effect of client trading patterns on Company revenues and earnings; changes in revenues and profit margin due to cyclical securities markets and fluctuations in interest rates; the level and volatility of equity prices; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices and trading volumes; the Company's inability to attract and retain key personnel; the timing and impact of changes in the Company's level of investments in personnel, technology, or advertising; changes in technology; computer system failures and security breaches; evolving legislation, regulation, and changing industry practices adversely affecting the Company; adverse results of litigation; the inability to obtain external financing at acceptable rates; a significant decline in the real estate market, including the Company's ability to sublease certain properties; and the effects of competitors' pricing, product and service decisions, and intensified industry competition and consolidation.

                          Critical Accounting Policies

     Certain of the Company's accounting policies that involve a higher degree of judgment and complexity are discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition - Critical Accounting Policies" in the Company's 2001 Annual Report to Stockholders, which is filed as
Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2001. There have been no material changes to these critical accounting policies in the first quarter of 2002.

                  Three Months Ended March 31, 2002 Compared To
                        Three Months Ended March 31, 2001

     All references to earnings per share information in this report reflect diluted earnings per share unless otherwise noted.

FINANCIAL OVERVIEW
------------------

     The Company's financial performance in the first quarter of 2002 was adversely affected by declines in client trading activity as investor confidence continued to be weighed down by mixed economic news, concerns about corporate accounting, and recent world events. In the difficult market environment that prevailed during the first quarter of 2002, daily average revenue trades decreased 25% and average revenue per share traded in the Capital Markets segment decreased 57% from year-earlier levels. As a result of these two factors, the Company's trading revenues in the first quarter of 2002 decreased 30% from the first quarter of 2001 and total revenues decreased 12% for the same period.
     Non-trading revenues, which include asset management and administration fees, interest revenue, net of interest expense (referred to as net interest revenue), and other revenues, were flat overall in the first quarter of 2002 compared to the year-ago level. Average margin loans to clients in the first quarter of 2002 decreased 35% from year-ago levels, which greatly contributed to the 14% decrease in net interest revenue. This decrease was offset by an increase in asset management and administration fees, primarily resulting from an increase in assets in Schwab's proprietary funds (collectively referred to as the SchwabFunds) at March 31, 2002 from the year-ago level.
     Total expenses excluding interest during the first quarter of 2002 were $929 million, down 10% from $1.0 billion during the first quarter of 2001. This decrease resulted primarily from the Company's continued expense reduction measures, including the restructuring plan implemented during 2001. Excluding the non-operating charges as detailed in the following table, expenses during the first quarter of 2002 were $886 million, down 12% from $1.0 billion during the first quarter of 2001.
     In 2001,  U.S.  Trust sold its Corporate  Trust business to The Bank of New
York Company, Inc. During the first quarter of 2002, the Company recorded an extraordinary gain of $22 million, or $12 million after tax, which represented the remaining proceeds from this sale that were realized upon satisfaction of certain client retention requirements.
     In evaluating the Company's financial performance, management uses adjusted operating income, which excludes non-operating items as detailed in the following table. The Company's after-tax operating income for the first quarter of 2002 was $108 million, down 10% from the first quarter of 2001, and its after-tax operating profit margin for the first quarter of 2002 was 10.2%, up from 10.0% for the first quarter of 2001. A reconciliation of the Company's operating income to net income is shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                    Three Months
                                                       Ended
                                                      March 31,     Percent
                                                    2002     2001   Change
--------------------------------------------------------------------------------
Operating income, after tax                       $  108   $  120    (10%)
Non-operating items:
   Extraordinary gain (1)                             22
   Restructuring charges (2)                         (27)
   Merger- and acquisition-related charges (3)       (16)     (30)   (47)
--------------------------------------------------------------------------------
     Total non-operating items                       (21)     (30)   (30)
       Tax effect                                      7        7
--------------------------------------------------------------------------------
Total non-operating items, after tax                 (14)     (23)   (39)
--------------------------------------------------------------------------------
Net income                                         $  94     $ 97     (3%)
================================================================================
(1) Represents the remaining proceeds from the sale of USTC's Corporate Trust business.
(2) Includes costs relating to workforce, facilities, systems hardware, software, and equipment reductions.
(3) Includes retention program compensation related to the merger with USTC, and intangible asset amortization and retention program compensation related to the acquisition of CyberTrader. For the three months ended March 31, 2001, amount also includes goodwill amortization, which ceased on January 1, 2002 upon the adoption of Statement of Financial Accounting Standards No. 142.

     The Company's operating income before taxes for the first quarter of 2002 was $173 million, down $21 million, or 11%, from the first quarter of 2001 primarily due to decreases of $7 million, or 10%, in the Institutional Investor segment and $12 million, or 60%, in the Capital Markets segment. The decrease in the Capital Markets segment was primarily due to lower average revenue per share traded and lower levels of trading activity.
     The Company's net income for the first quarter of 2002 was $94 million, or $.07 per share, compared to $97 million, or $.07 per share, for the first quarter of 2001. The Company's after-tax profit margin for the first quarter of 2002 was 8.9%, up from 8.1% for the first quarter of 2001.
     The annualized return on stockholders' equity for the first quarter of 2002 was 9%, unchanged from the same period last year.

REVENUES
--------

     Revenues declined $141 million, or 12%, to $1.1 billion in the first quarter of 2002 compared to the first quarter of 2001, due to a $105 million, or 26%, decrease in commission revenues, a $44 million, or 46%, decrease in principal transaction revenues, and a $36 million, or 14%, decrease in net interest revenue. These declines were partially offset by a $33 million, or 8%, increase in asset management and administration fees and an $11 million, or 38%, increase in other revenues. As trading volumes decreased substantially during the first quarter of 2002, the Company's non-trading revenues represented 67% of total revenues as compared to 58% for the first quarter of 2001 as shown in the following table:

--------------------------------------------------------------------------------
                                                            Three Months
                                                               Ended
                                                             March 31,
Composition of Revenues                                    2002     2001
--------------------------------------------------------------------------------
Commissions                                                  29%      34%
Principal transactions                                        4        8
--------------------------------------------------------------------------------
   Total trading revenues                                    33       42
--------------------------------------------------------------------------------
Asset management and administration fees                     42       34
Net interest revenue                                         21       21
Other                                                         4        3
--------------------------------------------------------------------------------
   Total non-trading revenues                                67       58
--------------------------------------------------------------------------------
Total                                                       100%     100%
================================================================================

     While the Individual Investor and Institutional Investor segments generate both trading and non-trading revenues, the Capital Markets segment generates primarily trading revenues and the U.S. Trust segment generates primarily non-trading revenues. The $141 million decline in revenues from the first quarter of 2001 was primarily due to decreases in revenues of $76 million, or 11%, in the Individual Investor segment and $63 million, or 50%, in the Capital Markets segment. See note "11 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.

Asset Management and Administration Fees
----------------------------------------

     Asset management and administration fees include mutual fund service fees, as well as fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for recordkeeping and shareholder services provided to third-party funds, and for transfer agent services, shareholder services, administration, and investment management provided to its proprietary funds. These fees are based upon the daily balances of client assets invested in third-party funds and upon the average daily net assets of the Company's proprietary funds. Mutual fund service fees are earned primarily through the Individual Investor and Institutional Investor segments. The Company also earns asset management and administration fees for financial services, including investment management and consulting, trust and fiduciary services, financial and estate planning, and private banking services, provided to individual and institutional clients. These fees are primarily based on the value and composition of assets under management and are earned primarily through the U.S. Trust, Individual Investor, and Institutional Investor segments.
     Asset management and administration fees were $444 million for the first quarter of 2002, up $33 million, or 8%, from the first quarter of 2001, as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                       Three Months
                                                           Ended
Asset Management                                          March 31,    Percent
   and Administration Fees                              2002    2001   Change
--------------------------------------------------------------------------------
Mutual fund service fees:
   Proprietary funds
    (SchwabFunds(R)and Excelsior(R))                    $220    $190     16%
   Mutual Fund OneSource(R)                               71      72     (1)
   Other                                                  10      10
Asset management and related services                    143     139      3
--------------------------------------------------------------------------------
   Total                                                $444    $411      8%
================================================================================

     The increase in asset management and administration fees was primarily due to increases in SchwabFunds assets, which led to an increase in service fees.
     Assets in client accounts were $857.7 billion at March 31, 2002, an increase of $51.9 billion, or 6%, from a year ago as shown in the following table. This increase from a year ago included net new client assets of $58.1 billion, partially offset by net market losses of $6.2 billion related to client accounts.

--------------------------------------------------------------------------------
Growth in Client Assets and Accounts
   (In billions, at quarter end,                         March 31,      Percent
   except as noted)                                   2002      2001    Change
--------------------------------------------------------------------------------
Assets in client accounts
   Schwab One(R), other cash
     equivalents and deposits
     from banking clients                           $ 29.2   $  28.8     1%
   Proprietary funds (SchwabFunds(R)
     and Excelsior(R)):
       Money market funds                            130.0     125.5     4
       Equity and bond funds                          33.2      27.7    20
--------------------------------------------------------------------------------
         Total proprietary funds                     163.2     153.2     7
--------------------------------------------------------------------------------
   Mutual Fund Marketplace(R)(1):
     Mutual Fund OneSource(R)                         90.3      84.2     7
     Mutual Fund clearing services                    22.3      19.1    17
     All other                                        78.8      68.7    15
--------------------------------------------------------------------------------
         Total Mutual Fund Marketplace               191.4     172.0    11
--------------------------------------------------------------------------------
           Total mutual fund assets                  354.6     325.2     9
--------------------------------------------------------------------------------
   Equity and other securities (1)                   374.7     370.0     1
   Fixed income securities                           108.4      93.6    16
   Margin loans outstanding                           (9.2)    (11.8)  (22)
--------------------------------------------------------------------------------
     Total client assets                            $857.7   $ 805.8     6%
================================================================================
Net growth in assets
   in client accounts
   (for the quarter ended)
     Net new client assets                          $ 15.4   $  30.9
     Net market losses                                (3.6)    (96.8)
---------------------------------------------------------------------
   Net growth (decline)                             $ 11.8   $ (65.9)
=====================================================================
New client accounts
   (in thousands, for the
   quarter ended)                                    232.3     280.4   (17%)
Active client accounts
   (in millions) (2)                                   7.9       7.6     4%
--------------------------------------------------------------------------------
Active online Schwab client
   accounts (in millions) (3)                          4.3       4.3
Online Schwab client assets                         $341.9   $ 327.9     4%
--------------------------------------------------------------------------------
(1) Excludes money market funds and all proprietary money market, equity, and bond funds.
(2) Active accounts are defined as accounts with balances or activity within the preceding eight months.
(3) Active online accounts are defined as all accounts within a household that has had at least one online session within the past twelve months.

Commissions
-----------

     The Company earns commission revenues by executing client trades primarily through the Individual Investor and Institutional Investor segments. These revenues are affected by the number of client accounts that trade, the average number of commission-generating trades per account, and the average commission per trade. Commission revenues for the Company were $303 million for the first quarter of 2002, down $105 million, or 26%, from the first quarter of 2001.
     The Company's client trading activity is shown in the following table (in thousands):

--------------------------------------------------------------------------------
                                                    Three Months
                                                       Ended
                                                      March 31,    Percent
Daily Average Trades                                2002    2001   Change
--------------------------------------------------------------------------------
Revenue Trades
   Online                                          123.9   165.5    (25%)
   TeleBroker(R)and Schwab by PhoneTM                6.7     9.0    (26)
   Regional client telephone service
     centers, branch offices and other              16.8    21.3    (21)
--------------------------------------------------------------------------------
   Total                                           147.4   195.8    (25%)
================================================================================
Mutual Fund OneSource(R) Trades
   Online                                           46.4    38.8     20%
   TeleBroker and Schwab by Phone                     .5      .5
   Regional client telephone service
     centers, branch offices and other              11.6    18.4    (37)
--------------------------------------------------------------------------------
   Total                                            58.5    57.7      1%
================================================================================
Total Daily Average Trades
   Online                                          170.3   204.3    (17%)
   TeleBroker and Schwab by Phone                    7.2     9.5    (24)
   Regional client telephone service
     centers, branch offices and other              28.4    39.7    (28)
--------------------------------------------------------------------------------
  Total                                            205.9   253.5    (19%)
================================================================================

     As shown in the following table, the total number of revenue trades executed by the Company has decreased 27% as the number of client accounts that traded and client trading activity per account have declined.

--------------------------------------------------------------------------------
                                                    Three Months
                                                       Ended
Commissions Earned on                                 March 31,     Percent
   Client Revenue Trades                           2002      2001   Change
--------------------------------------------------------------------------------
Client accounts that traded during
   the quarter (in thousands)                     1,374     1,613   (15%)
Average client revenue trades
   per account that traded                         6.44      7.53   (14)
Total revenue trades
   (in thousands)                                 8,851    12,149   (27)
Number of trading days                               60        62    (3)
Average commission per
   revenue trade                                 $36.03    $33.81     7
Commissions earned on client
   revenue trades (in millions) (1)              $  319    $  411   (22)
--------------------------------------------------------------------------------
(1) Includes certain non-commission revenues relating to the execution of client trades. Excludes commissions on trades relating to specialist operations and U.S. Trust commissions on trades.

Net Interest Revenue
--------------------

     Net interest revenue is the difference between interest earned on assets (mainly margin loans to clients, investments required to be segregated for clients, securities available for sale, and private banking loans) and interest paid on liabilities (mainly brokerage client cash balances and banking deposits). Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and hedging strategies.
     Most of the Company's net interest revenue is earned through the Individual Investor, Institutional Investor, and U.S. Trust segments.
     Net interest revenue was $221 million for the first quarter of 2002, down $36 million, or 14%, from the first quarter of 2001 as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                           Three Months
                                              Ended
                                            March 31,      Percent
                                         2002      2001    Change
--------------------------------------------------------------------------------
Interest Revenue
Margin loans to clients                 $ 133     $ 302      (56%)
Investments, client-related                86       158      (46)
Private banking loans                      60        58        3
Securities available for sale              17        21      (19)
Other                                      19        50      (62)
--------------------------------------------------------------------------------
   Total                                  315       589      (47)
--------------------------------------------------------------------------------
Interest Expense
Brokerage clients cash balances            52       264      (80)
Deposits from banking clients              22        40      (45)
Long-term debt                             13        14       (7)
Short-term borrowings                       6         4       50
Stock-lending activities                    1         9      (89)
Other                                                 1      n/m
--------------------------------------------------------------------------------
   Total                                   94       332      (72)
--------------------------------------------------------------------------------
Net interest revenue                    $ 221     $ 257      (14%)
================================================================================
n/m  Not meaningful.

     Client-related and other daily average balances, interest rates, and average net interest spread for the first quarters of 2002 and 2001 are summarized in the following table (dollars in millions):

--------------------------------------------------------------------------------
                                                          Three Months Ended
                                                              March  31,
                                                           2002       2001
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Investments (client-related):
  Average balance outstanding                         $  17,907  $  11,952
  Average interest rate                                   1.94%      5.37%
Margin loans to clients:
  Average balance outstanding                         $   9,283  $  14,272
  Average interest rate                                   5.79%      8.57%
Private banking loans:
  Average balance outstanding                         $   4,063  $   3,064
  Average interest rate                                   5.99%      7.68%
Securities available for sale:
  Average balance outstanding                         $   1,445  $   1,343
  Average interest rate                                   4.86%      6.23%
Average yield on interest-earning assets                  3.67%      7.13%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                         $  23,580  $  22,504
  Average interest rate                                   0.91%      4.76%
Interest-bearing banking deposits:
  Average balance outstanding                         $   3,866  $   3,333
  Average interest rate                                   2.30%      4.90%
Other interest-bearing sources:
  Average balance outstanding                         $   1,009  $   1,449
  Average interest rate                                   2.24%      4.73%
Average noninterest-bearing portion                   $   4,242  $   3,345
Average interest rate on funding sources                  1.01%      4.25%
Summary:
  Average yield on interest-earning assets                3.67%      7.13%
  Average interest rate on funding sources                1.01%      4.25%
--------------------------------------------------------------------------------
Average net interest spread                               2.66%      2.88%
================================================================================

     The decrease in net interest revenue from the first quarter of 2001 was primarily due to lower levels of, and lower rates received on, margin loans to clients, as well as lower rates received on client-related investments, partially offset by higher average balances of client-related investments and lower rates paid on brokerage client cash balances.

Principal Transactions
----------------------

     Principal transaction revenues are primarily comprised of net gains from market-making activities in Nasdaq and other securities effected through the Capital Markets segment, as well as revenues from client fixed income securities trading activity. Factors that influence principal transaction revenues include the volume of client trades, market price volatility, average revenue per share traded, and changes in regulations and industry practices.
     Principal transaction revenues were $51 million for the first quarter of 2002, down $44 million, or 46%, from the first quarter of 2001. This decrease was primarily due to lower average revenue per share traded, which in turn was primarily caused by the change to decimal pricing, and lower share volume handled by SCM. This decrease was partially offset by higher revenues from client fixed income securities trading activity.

Other Revenues
--------------

     Other revenues were $40 million for the first quarter of 2002, up $11 million, or 38%, from the first quarter of 2001. This increase was primarily due to net gains on investments in 2002, compared to net losses on investments in 2001, and a gain recorded on the sale of the Company's Canadian operations, partially offset by a decrease in payments for order flow.

EXPENSES EXCLUDING INTEREST
---------------------------

     Total expenses excluding interest for the first quarter of 2002 declined $107 million, or 10%, from the first quarter of 2001. Total expenses excluding non-operating charges for the first quarter of 2002 declined $120 million, or 12%, from the first quarter of 2001. The Company's initiatives under its restructuring plan and other expense reduction measures have resulted in decreases in most expense categories during the first quarter of 2002 when compared to the first quarter of 2001. The Company recorded total pre-tax charges of $27 million in the first quarter of 2002 for restructuring charges under its restructuring plan initiated in the second quarter of 2001.
     Compensation and benefits expense was $471 million for the first quarter of 2002, down $22 million, or 4%, from the first quarter of 2001 primarily due to a reduction in full-time equivalent employees, partially offset by a discretionary bonus to employees in the first quarter of 2002. The following table shows a comparison of certain compensation and benefits components and employee data (in thousands):

--------------------------------------------------------------------------------
                                                               Three Months
                                                                  Ended
                                                                 March 31,
                                                               2002    2001
--------------------------------------------------------------------------------
Compensation and benefits expense as a
   % of total revenues                                          44%     41%
Variable compensation as a
   % of compensation and benefits expense                       14%     11%
Compensation for temporary employees,
   contractors and overtime hours as a
   % of compensation and benefits expense                        5%      7%
Full-time equivalent employees
   (at end of quarter) (1)                                     19.4    25.2
Revenues per average full-time equivalent
   employee                                                   $54.2   $47.1
--------------------------------------------------------------------------------

(1) Includes full time, part-time, and temporary employees, and persons employed on a contract basis.

     Occupancy and equipment expense was $119 million for the first quarter of 2002, down $4 million, or 3%, from the first quarter of 2001. While the
Company's expense reduction measures including the restructuring plan contributed to this decline, these measures were partially offset by higher occupancy costs related to new facilities.
     Communications expense was $71 million for the first quarter of 2002, down $25 million, or 26%, from the first quarter of 2001. This decrease was primarily due to lower client trading volumes and the Company's expense reduction measures.
     Advertising and market development expense was $53 million for the first quarter of 2002, down $41 million, or 44%, from the first quarter of 2001. This decrease was primarily a result of reductions in television and print media spending as part of the Company's expense reduction measures.
     Goodwill amortization expense for the first quarter of 2001 was $16 million. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 - Goodwill and Other Intangible Assets. Upon adoption of SFAS No. 142, amortization of the existing goodwill ceased and therefore there was no such expense in the first quarter of 2002. The Company did not record any goodwill impairment charges in the first quarter of 2002, and upon completion of the initial transitional impairment test in the second quarter of 2002, management does not expect to record any such charges.
     The Company's effective income tax rate was 38.2% for the first quarter of 2002, down from 40.9% for the first quarter of 2001. The decrease was primarily due to the cessation of goodwill amortization upon the adoption of SFAS No. 142 in 2002.

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

Liquidity
---------

CSC

     CSC's liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. As discussed below, Schwab, CSC's depository institution subsidiaries and SCM are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs, meeting CSC's depository institution subsidiaries' capital guidelines, and maintaining Schwab's and SCM's net capital. Based on their respective regulatory capital ratios at March 31, 2002, the Company and its depository institution subsidiaries are considered well capitalized.
     CSC has liquidity needs that arise from its issued and outstanding $679 million Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes have maturities ranging from 2002 to 2010 and fixed interest rates ranging from 6.04% to 8.05% with interest payable semiannually. The Medium-Term Notes are rated A2 by Moody's Investors Service, A by Standard & Poor's Ratings Group, and A+ by Fitch IBCA, Inc.
     CSC has a prospectus supplement on file with the Securities and Exchange Commission enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At March 31, 2002, all of these notes remained unissued.
     CSC has authorization from its Board of Directors to issue up to $1.2 billion in commercial paper. At March 31, 2002, no commercial paper has been issued. CSC's ratings for these short-term borrowings are P-1 by Moody's Investors Service and A-1 by Standard & Poor's Ratings Group.
     CSC maintains a $1.2 billion committed, unsecured credit facility with a group of twenty-three banks which is scheduled to expire in June 2002. CSC plans to establish a similar facility to replace this one when it expires. Any issuances under CSC's commercial paper program (see above) will reduce the amount available under this facility. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of tangible net worth, and Schwab and SCM to maintain specified levels of net capital, as defined. Management believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements. This facility was unused during the first three months of 2002.
     CSC also has direct access to $665 million of the $845 million uncommitted, unsecured bank credit lines, provided by seven banks that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab, while the credit line provided by another one of these banks includes a sub-limit on credit available to CSC. These lines were not used by CSC during the first three months of 2002.

Schwab

     Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $24.0 billion and $25.0 billion at March 31, 2002 and December 31, 2001, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
     Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement of $1 million. At March 31, 2002, Schwab's net capital was $1.2 billion (12% of aggregate debit balances), which was $990 million in excess of its minimum required net capital and $697 million in excess of 5% of aggregate debit balances. Schwab has historically targeted net capital to be 10% of its aggregate debit balances, which primarily consist of client margin loans.
     To manage Schwab's regulatory capital position, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility maturing in September 2003, of which $220 million was outstanding at March 31, 2002. At quarter end, Schwab also had outstanding $10 million and $15 million in fixed-rate subordinated term loans from CSC maturing in 2003 and 2004, respectively. Borrowings under these subordinated lending arrangements qualify as regulatory capital for Schwab.
     To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of seven banks totaling $845 million at March 31, 2002 (as noted previously, $665 million of these lines are also available for CSC to use). The need for short-term borrowings arises primarily from timing differences between cash flow requirements and the scheduled liquidation of interest-bearing investments. Schwab used such borrowings for 1 day during the first three months of 2002, with the amount borrowed totaling $15 million. There were no borrowings outstanding under these lines at March 31, 2002.
     To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab had unsecured letter of credit agreements with eleven banks in favor of the OCC aggregating $805 million at March 31, 2002. Schwab pays a fee to maintain these letters of credit. No funds were drawn under these letters of credit at March 31, 2002.

U.S. Trust

     U.S. Trust's liquidity needs are generally met through earnings generated by its operations.
     U.S. Trust is subject to the Federal Reserve Board's risk-based and leverage capital guidelines. These regulations require banks and bank holding companies to maintain minimum levels of capital. In addition, CSC's depository institution subsidiaries are subject to limitations on the amount of dividends they can pay to USTC.
     In addition to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements, CSC's depository institution subsidiaries have established their own external funding sources. At March 31, 2002, U.S. Trust had $50 million in Trust Preferred Capital Securities outstanding with a fixed interest rate of 8.41%. Certain of CSC's depository institution subsidiaries have established credit facilities with the Federal Home Loan Bank System (FHLB) totaling $711 million. At March 31, 2002, $375 million in short-term borrowings and $1 million in long-term debt were outstanding under these facilities. Additionally, at March 31, 2002, U.S. Trust had $673 million of federal funds purchased outstanding.
     CSC provides U.S. Trust with a $300 million short-term credit facility maturing in 2003. Borrowings under this facility do not qualify as regulatory capital for U.S. Trust. The amount outstanding under this facility was $40 million at March 31, 2002.

SCM

     SCM's liquidity needs are generally met through earnings generated by its operations. Most of SCM's assets are liquid, consisting primarily of cash and cash equivalents, marketable securities, and receivables from brokers, dealers and clearing organizations.
     SCM's liquidity is affected by the same net capital regulatory requirements as Schwab (see discussion above). At March 31, 2002, SCM's net capital was $21 million, which was $20 million in excess of its minimum required net capital.
     SCM may borrow up to $70 million under a subordinated lending arrangement with CSC maturing in 2003. Borrowings under this arrangement qualify as regulatory capital for SCM. In addition, CSC provides SCM with a $50 million short-term credit facility. Borrowings under this arrangement do not qualify as regulatory capital for SCM. No funds were drawn under these facilities at March 31, 2002.

Liquidity Risk Factors

     Specific risk factors which may affect the Company's liquidity position are discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Liquidity Risk Factors" in the Company's 2001 Annual Report to Stockholders, which is filed as Exhibit
13.1 to the Company's Form 10-K for the year ended December 31, 2001. There have been no material changes to these liquidity risk factors in the first quarter of 2002.

Cash Flows and Capital Resources

     Net income plus depreciation and amortization including goodwill amortization was $177 million for the first quarter of 2002, down 10% from $197 million for the first quarter of 2001. Depreciation and amortization expense related to equipment, office facilities and property was $80 million for the first quarter of 2002, as compared to $81 million for the first quarter of 2001, or 8% and 7% of revenues for each period, respectively. Amortization expense related to intangible assets was $3 million for each of the first quarters of 2002 and 2001. Goodwill amortization expense was $16 million for the first quarter of 2001.
     The Company's cash position (reported as cash and cash equivalents on the condensed consolidated balance sheet) and cash flows are affected by changes in brokerage client cash balances and the associated amounts required to be segregated under federal or other regulatory guidelines. Timing differences between cash and investments actually segregated on a given date and the amount required to be segregated for that date may arise in the ordinary course of business and are addressed by the Company in accordance with applicable regulations. Other factors which affect the Company's cash position and cash flows include investment activity in securities owned, levels of capital expenditures, banking client deposit and loan activity, financing activity in short-term borrowings and long-term debt, and repurchases of CSC's common stock. In the first quarter of 2002, cash and cash equivalents decreased $2.6 billion, or 58%, to $1.9 billion primarily due to movements of brokerage client-related funds to meet segregation requirements, as well as decreases in banking client deposits. Management does not believe that this decline in cash and cash equivalents is an indication of a trend.
     The Company's capital expenditures were $32 million in the first quarter of 2002 and $129 million in the first quarter of 2001, or 3% and 11% of revenues for each period, respectively. Capital expenditures in the first quarter of 2002 were for software and equipment relating to the Company's information technology systems and certain facilities. Capital expenditures as described above include the capitalized costs for developing internal-use software of $16 million in the first quarter of 2002 and $25 million in the first quarter of 2001. Schwab opened 1 new domestic branch office during the first quarter of 2002, as compared to 14 for the first quarter of 2001. Capital expenditures may vary from period to period as business conditions change.
     During the first quarter of 2002, 2,066,100 of the Company's stock options, with a weighted-average exercise price of $7.08, were exercised with cash proceeds received by the Company of $15 million and a related tax benefit of $3 million. The cash proceeds are recorded as an increase in cash and a corresponding increase in stockholders' equity. The tax benefit is recorded as a reduction in income taxes payable and a corresponding increase in stockholders' equity.
     During the first quarter of 2002, CSC did not repurchase any of its common stock. During the first quarter of 2001, CSC repurchased 1,175,000 shares of its common stock for $18 million. At March 31, 2002, the authorization granted by the Board of Directors allows for future repurchases of CSC's common stock totaling up to $399 million.
     During each of the first quarters of 2002 and 2001, the Company paid common stock cash dividends of $15 million.
     The Company monitors both the relative composition and absolute level of its capital structure. The Company's total financial capital (long-term debt plus stockholders' equity) at March 31, 2002 was $5.0 billion, up $105 million, or 2%, from December 31, 2001. At March 31, 2002, the Company had long-term debt of $730 million, or 15% of total financial capital, that bear interest at a weighted-average rate of 7.35%. At March 31, 2002, the Company's stockholders' equity was $4.3 billion, or 85% of total financial capital.

Commitments

     A summary of the Company's principal contractual obligations and other commitments as of March 31, 2002 is shown in the following table. Management believes that funds generated by its operations will continue to be the primary funding source in meeting these obligations and commitments.

                                         Less than 1 - 3  4 - 5  After 5
                                          1 Year   Years  Years   Years   Total
--------------------------------------------------------------------------------

Operating leases (1)                      $  202  $  845   $252  $  757  $2,056
Long-term debt                               114     237    106     273     730
Short-term borrowings                      1,213                          1,213
Merger-retention programs (2)                104                            104
Credit-related financial
   instruments (3)                           553     119                    672
Other commitments (4)                          6                              6
--------------------------------------------------------------------------------
   Total                                  $2,192  $1,201   $358  $1,030  $4,781
================================================================================
(1) Includes minimum rental commitments and maximum guaranteed residual values under noncancelable leases for office space and equipment.
(2) Includes commitments under merger-retention programs for employees of U.S. Trust.
(3) Includes U.S. Trust firm commitments to extend credit primarily for mortgage loans to private banking clients and standby letters of credit.
(4)  Includes committed capital contributions to venture capital funds.


     In addition to the commitments summarized above, in the ordinary course of its business the Company has entered into various agreements with third-party vendors, including agreements for advertising, sponsorships of sporting events, data processing equipment purchases, licensing, and software installation. These agreements typically can be canceled by the Company if notice is given within the terms specified in the agreements.

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk

Financial Instruments Held For Trading Purposes
-----------------------------------------------

     The Company held municipal, other fixed income and government securities, and certificates of deposit with a fair value of approximately $43 million and $59 million at March 31, 2002 and 2001, respectively. These securities, and the associated interest rate risk, are not material to the Company's financial position, results of operations or cash flows.
     The Company maintains inventories in exchange-listed, Nasdaq, and other equity securities on both a long and short basis. The fair value of these securities at March 31, 2002 was $160 million in long positions and $35 million in short positions. The fair value of these securities at March 31, 2001 was $40 million in long positions and $35 million in short positions. Using a hypothetical 10% increase or decrease in prices, the potential loss or gain in fair value is estimated to be approximately $13 million and $500,000 at March 31, 2002 and 2001, respectively, due to the offset of change in fair value in long and short positions. In addition, the Company generally enters into exchange-traded futures and options to hedge against potential losses in equity inventory positions, thus offsetting this potential loss exposure. A hypothetical 10% change in fair value of the futures and options at March 31, 2002 and 2001 would substantially offset the potential loss or gain on the equity securities discussed above. The notional amount and fair value of futures and options were not material to the Company's consolidated balance sheets at March 31, 2002 and 2001.

Financial Instruments Held For Purposes Other Than Trading
----------------------------------------------------------

     The Company maintains investments in mutual funds related to its deferred compensation plan, which is available to certain employees. These investments were approximately $62 million at March 31, 2002 and 2001. These securities, and the associated market risk, are not material to the Company's financial position, results of operations or cash flows.

Debt Issuances
--------------

     At March 31, 2002, CSC had $679 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 6.04% to 8.05%. At March 31, 2001, CSC had $716 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 6.04% to 8.05%. At March 31, 2002 and 2001, U.S. Trust had $50 million Trust Preferred Capital Securities outstanding, with a fixed interest rate of 8.41%. In addition at March 31, 2002 and 2001, U.S. Trust had $1 million and $2 million FHLB long-term debt outstanding, respectively. The FHLB long-term debt had a fixed interest rate of 6.69% at March 31, 2002 and fixed interest rates ranging from 6.69% to 6.76% at March 31, 2001.
     The Company has fixed cash flow requirements regarding these long-term debt obligations due to the fixed rate of interest. The fair value of these obligations at March 31, 2002 and 2001, based on estimates of market rates for debt with similar terms and remaining maturities, approximated their carrying amount.

Net Interest Revenue Simulation
-------------------------------

     The Company uses net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation model (the model) includes all interest-sensitive assets and liabilities, as well as Swaps utilized by U.S. Trust to hedge its interest rate risk. Key variables in the model include assumed margin loan and brokerage client cash balance growth or decline, changes to the level and term structure of interest rates, the repricing of financial instruments, prepayment and reinvestment assumptions, loan, banking deposit, and brokerage client cash balance pricing and volume assumptions. The simulations involve assumptions that are inherently uncertain and as a result, the simulations cannot precisely estimate net interest revenue or precisely predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies, including changes in asset and liability mix.
     As demonstrated by the simulations presented below, the Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when rates fall (i.e., interest-earning assets are repricing more quickly than interest-bearing liabilities). U.S. Trust's interest-bearing liabilities are positioned to reprice more quickly than interest-earning assets, which naturally offsets a portion of Schwab's asset-sensitive interest-rate risk exposure.
     The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the effect of a gradual 100 basis point increase or decrease in interest rates relative to the Company's current base rate forecast on simulated net interest revenue over the next twelve months at March 31, 2002 and 2001.

--------------------------------------------------------------------------------
Impact on Net Interest Revenue
Percentage Increase (Decrease)
March 31,                                                 2002         2001
--------------------------------------------------------------------------------
Increase of 100 basis points                              1.5%         3.3%
Decrease of 100 basis points                             (1.8%)       (3.1%)
--------------------------------------------------------------------------------

     The impact of the Company's hedging activities upon net interest revenue for the quarters ended March 31, 2002 and 2001 was immaterial to the Company's results of operations.


PART  II  -  OTHER  INFORMATION

Item 1.  Legal Proceedings

     The nature of the Company's business subjects it to claims, lawsuits, regulatory examinations, and other proceedings in the ordinary course of business. The results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company's results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company's financial condition and results of operations. However, it is the opinion of management, after consultation with legal counsel, that the ultimate outcome of these matters will not have a material adverse impact on the financial condition or operating results of the Company.


Item 2.  Changes in Securities and Use of Proceeds

     None.


Item 3.  Defaults Upon Senior Securities

     None.


Item 4.  Submission of Matters to a Vote of Security Holders

     None.


Item 5.  Other Information

     Effective February 19, 2002, Steven L. Scheid, Vice Chairman of the Company and Schwab and President - Retail of Schwab, resigned. David S. Pottruck, Co-Chief Executive Officer and President of the Company, has assumed Mr. Scheid's responsibilities while retaining his previous responsibilities.

     Effective February 28, 2002, Elizabeth Gibson Sawi, Executive Vice President and Chief Administration Officer of the Company and Schwab, retired. Dawn Gould Lepore, Vice Chairman - Technology and Administration of the Company and Schwab, has assumed Ms. Sawi's responsibilities while retaining responsibility for the oversight of technology.

     Effective February 28, 2002, H. Marshall Schwarz retired as Executive Vice President of the Company and Chairman of USTC and U.S. Trust NY. Because of Mr. Schwarz's retirement, he is not seeking re-election to the Company's Board of Directors at the annual meeting of stockholders on May 13, 2002. Mr. Schwarz's term on the Board of Directors will expire on that date.


Item 6.  Exhibits and Reports on Form 8-K

(a)  The  following  exhibit is filed as part of this  quarterly  report on Form
     10-Q.

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





                                             THE  CHARLES  SCHWAB  CORPORATION
                                                        (Registrant)





Date:  May 10, 2002                             /s/   Christopher V. Dodds
      --------------                           ------------------------------
                                                      Christopher V. Dodds
                                                  Executive Vice President and
                                                     Chief Financial Officer