Form 10-K/A
period 2001-12-31
SCHWAB CHARLES CORP
filed 2002-08-13
CIK 316709

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-K/A


                                  ANNUAL REPORT

                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                            Commission File Number
    December 31, 2001                                        1-9700




                         THE CHARLES SCHWAB CORPORATION
             (Exact name of registrant as specified in its charter)





            Delaware                                    94-3025021
    (State or other jurisdiction         (I.R.S. Employer Identification Number)
of incorporation or organization)



                   120 Kearny Street, San Francisco, CA 94108
              (Address of principal executive offices and zip code)
       Registrant's telephone number, including area code: (415) 627-7000



           Securities Registered Pursuant to Section 12(b) of the Act:


     Title of Each Class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------
Common Stock -- $.01 par value                    New York Stock Exchange
                                                   Pacific Stock Exchange

        Securities Registered Pursuant to Section 12(g) of the Act: None

                         THE CHARLES SCHWAB CORPORATION


     This Amendment on Form 10-K/A amends Item 13 of the Annual Report on Form 10-K (the Original Form 10-K) filed on March 27, 2002, on behalf of the Registrant. Item 13 of the Original Form 10-K is hereby amended to add the following supplemental information:

Item 13. Certain Relationships and Related Transactions

     The common stock of The Charles Schwab Corporation (the Company) is listed on The New York Stock Exchange (NYSE). The NYSE has proposed new rules regarding independence of directors, including rules relating to the independence of members of the Audit and Compensation Committees of the Board of Directors. In addition, the proposed rules would require that the Company establish a Nominating Committee of the Board consisting solely of independent members. The proposed rules have not yet been finally approved. The rules as proposed would affect which of the Company's directors may sit on the Board's committees. The Company is also in the process of developing additional corporate governance guidelines. In this context, the Company is considering the following relationships:

     - Mr. Stephen T. McLin is the Chairman and one of the seven members of the Company's Audit Committee. During 2001, Mr. McLin's son, Stephen McLin, Jr., was employed by the Company as a Specialist in Technical Product Development, earning aggregate cash compensation of approximately $60,000 and receiving options to purchase 125 and 500 shares, respectively, of the Company's common stock at per share exercise prices of $20.68 and $13.90, respectively. Mr. McLin's daughter-in-law, Ashley McLin, was also employed by the Company during 2001 as a Branch Client Specialist, earning aggregate cash compensation of approximately $53,000, and receiving options to purchase 325, 100, 500 and 200 shares, respectively, of the Company's common stock at per share exercise prices of $20.68, $18.39, $13.90 and $15.20, respectively.

     - Mr. Roger O. Walther is the Chairman and one of the five members of the Company's Compensation Committee. During 2001, Mr. Walther's daughter, Wendy Walther, was employed by the Company as a Vice President of Business Development, earning aggregate cash compensation of approximately $140,000 and receiving options to purchase 18,250 and 3,650 shares, respectively, of the Company's common stock at per share exercise prices of $15.02 and $10.20, respectively. Ms. Walther left the Company in May 2002.

     Mr. Charles R. Schwab is the Company's Chairman of the Board and Co-Chief Executive Officer and does not sit on either the Audit or Compensation Committee. During 2001, Mr. Schwab's daughter, Carolyn Schwab Pomerantz, was employed by the Company as a Vice President of Consumer Education, earning aggregate cash compensation of approximately $200,000, and receiving options to purchase 1,500, 1,000, 12,500 and 2,500 shares, respectively, of the Company's common stock at per share exercise prices of $20.90, $20.68, $15.02 and $10.20, respectively.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE CHARLES SCHWAB CORPORATION
                                                  (Registrant)

Date:  August 13, 2002                            /s/ Christopher V. Dodds
       -------------------                        ------------------------------
                                                  Christopher V. Dodds,
                                                  Executive Vice President and
                                                  Chief Financial Officer