Form 10-Q
period 2002-06-30
SCHWAB CHARLES CORP
filed 2002-08-13
CIK 316709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2002       Commission file number 1-9700



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

               1,364,882,212 shares of $.01 par value Common Stock
                          Outstanding on July 31, 2002

                         THE CHARLES SCHWAB CORPORATION

                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 2002

                                      Index

                                                                          Page
                                                                          ----
Part I - Financial Information

   Item 1.  Condensed Consolidated Financial Statements:

                 Statement of Income                                        1
                 Balance Sheet                                              2
                 Statement of Cash Flows                                    3
                 Notes                                                    4 - 9

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          10 - 25


   Item 3.  Quantitative and Qualitative Disclosures About Market Risk   25 - 27


Part II - Other Information

   Item 1.  Legal Proceedings                                              27

   Item 2.  Changes in Securities and Use of Proceeds                      27

   Item 3.  Defaults Upon Senior Securities                                27

   Item 4.  Submission of Matters to a Vote of Security Holders          27 - 28

   Item 5.  Other Information                                              28

   Item 6.  Exhibits and Reports on Form 8-K                               28


Signature                                                                  29


                                                   Part I - FINANCIAL INFORMATION
                                         Item 1. Condensed Consolidated Financial Statements

                                                   THE CHARLES SCHWAB CORPORATION

                                             Condensed Consolidated Statement of Income
                                               (In millions, except per share amounts)
                                                             (Unaudited)









                                                                                Three Months Ended          Six Months Ended
                                                                                      June 30,                   June 30,
                                                                                 2002        2001           2002        2001
------------------------------------------------------------------------------------------------------------------------------------
Revenues
    Asset management and administration fees                                   $  447      $  408         $  891      $  819
    Commissions                                                                   294         341            597         749
    Interest revenue, net of interest expense (1)                                 218         232            439         489
    Principal transactions                                                         49          55            100         150
    Other                                                                          41          35             81          64
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                                     1,049       1,071          2,108       2,271
------------------------------------------------------------------------------------------------------------------------------------

Expenses Excluding Interest
    Compensation and benefits                                                     470         479            941         972
    Other compensation - merger retention programs                                  8          15             22          30
    Occupancy and equipment                                                       117         122            236         245
    Communications                                                                 66          89            137         185
    Depreciation and amortization                                                  81          83            164         167
    Advertising and market development                                             52          50            105         144
    Professional services                                                          47          50             96         106
    Commissions, clearance and floor brokerage                                     17          23             35          51
    Goodwill amortization                                                                      16                         32
    Restructuring and other charges                                                 3         145             30         145
    Other                                                                          32          25             56          56
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                                       893       1,097          1,822       2,133
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) before taxes on income (loss) and extraordinary gain                156         (26)           286         138
Tax expense (benefit) on income (loss)                                             58          (7)           106          60
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) before extraordinary gain                                            98         (19)           180          78
Extraordinary gain on sale of corporate trust business, net of tax                            121             12         121
------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                     $   98      $  102         $  192      $  199
====================================================================================================================================
Weighted-Average Common Shares Outstanding - Diluted                            1,385       1,405          1,387       1,407
====================================================================================================================================
Earnings Per Share - Basic
    Income (loss) before extraordinary gain                                    $  .07      $ (.01)        $  .13      $  .06
    Extraordinary gain, net of tax                                                         $  .08         $  .01      $  .08
    Net income                                                                 $  .07      $  .07         $  .14      $  .14

Earnings Per Share - Diluted
    Income (loss) before extraordinary gain                                    $  .07      $ (.01)        $  .13      $  .06
    Extraordinary gain, net of tax                                                         $  .08         $  .01      $  .08
    Net income                                                                 $  .07      $  .07         $  .14      $  .14
====================================================================================================================================
Dividends Declared Per Common Share                                            $.0110      $.0110         $.0220      $.0220
====================================================================================================================================
(1)  Interest revenue is presented net of interest  expense.  Interest expense for the three months ended June 30, 2002 and 2001 was
     $92 million and $257 million,  respectively.  Interest expense for the six months ended June 30, 2002 and 2001 was $186 million and $589 million, respectively.

See Notes to Condensed Consolidated Financial Statements.







                                                   THE CHARLES SCHWAB CORPORATION

                                                Condensed Consolidated Balance Sheet
                                          (In millions, except share and per share amounts)
                                                             (Unaudited)

                                                                                              June 30,         December 31,
                                                                                                2002               2001
------------------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                                                $   2,498             $  4,407
   Cash and investments segregated and on deposit for federal or other regulatory purposes(1) (including resale agreements of $14,505 in 2002
       and $14,811 in 2001)                                                                    17,615               17,741
   Securities owned - at market value (including securities pledged of $383
       in 2002 and $185 in 2001)                                                                2,193                1,700
   Receivables from brokers, dealers and clearing organizations                                   182                  446
   Receivables from brokerage clients - net                                                     8,468                9,620
   Loans to banking clients - net                                                               4,247                4,046
   Equipment, office facilities and property - net                                                961                1,058
   Goodwill - net                                                                                 626                  628
   Other assets                                                                                   853                  818
------------------------------------------------------------------------------------------------------------------------------------

       Total                                                                                $  37,643             $ 40,464
====================================================================================================================================

Liabilities and Stockholders' Equity
   Deposits from banking clients                                                            $   4,357             $  5,448
   Drafts payable                                                                                 223                  396
   Payables to brokers, dealers and clearing organizations                                        880                  833
   Payables to brokerage clients                                                               24,643               26,989
   Accrued expenses and other liabilities                                                       1,170                1,327
   Short-term borrowings                                                                        1,274                  578
   Long-term debt                                                                                 751                  730
------------------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                       33,298               36,301
------------------------------------------------------------------------------------------------------------------------------------

   Stockholders' equity:
       Preferred stock - 9,940,000 shares authorized; $.01 par value per share;
          none issued
       Common stock - 3 billion shares authorized; $.01 par value per share;
          1,391,919,181 and 1,391,673,494 shares issued in 2002 and 2001, respectively             14                   14
       Additional paid-in capital                                                               1,736                1,726
       Retained earnings                                                                        2,914                2,794
       Treasury stock - 22,576,142 and 23,110,972 shares in 2002 and 2001,
          respectively, at cost                                                                  (262)                (295)
       Unamortized stock-based compensation                                                       (31)                 (39)
       Accumulated other comprehensive loss                                                       (26)                 (37)
------------------------------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                                          4,345                4,163
------------------------------------------------------------------------------------------------------------------------------------

                Total                                                                       $  37,643             $ 40,464
====================================================================================================================================
(1)  Amounts included  represent actual balances on deposit,  whereas cash and investments  required to be segregated for federal or other  regulatory  purposes were $17,380 million and $18,261 million at June 30, 2002 and December 31, 2001,  respectively.  On
     July 2, 2002, the Company withdrew $19 million of excess segregated cash. As of January 3, 2002, the Company had deposited $710 million to meet its segregated cash requirement.

See Notes to Condensed Consolidated Financial Statements.

                                                                -2-



                                                   THE CHARLES SCHWAB CORPORATION

                                           Condensed Consolidated Statement of Cash Flows
                                                            (In millions)
                                                             (Unaudited)

                                                                                                               Six Months Ended
                                                                                                                   June 30,
                                                                                                              2002           2001
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
   Net income                                                                                              $   192        $   199
      Adjustments to reconcile net income to net cash used for operating activities:
         Depreciation and amortization                                                                         164            167
         Goodwill amortization                                                                                                 32
         Compensation payable in common stock                                                                   13             16
         Deferred income taxes                                                                                  86            (21)
         Tax benefits from stock options exercised and other stock-based compensation                            4             23
         Non-cash restructuring and other charges                                                                3             28
         Extraordinary gain on sale of corporate trust business, net of tax                                    (12)          (121)
         Other                                                                                                  (3)             3
      Net change in:
         Cash and investments segregated and on deposit for federal or other
            regulatory purposes                                                                                 55         (3,972)
         Securities owned (excluding securities available for sale)                                            (25)           (56)
         Receivables from brokers, dealers and clearing organizations                                          260            (42)
         Receivables from brokerage clients                                                                  1,123          4,612
         Other assets                                                                                         (136)           (12)
         Drafts payable                                                                                       (173)          (260)
         Payables to brokers, dealers and clearing organizations                                                47            (13)
         Payables to brokerage clients                                                                      (2,253)        (1,964)
         Accrued expenses and other liabilities                                                                (63)          (153)
------------------------------------------------------------------------------------------------------------------------------------
            Net cash used for operating activities                                                            (718)        (1,534)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
      Purchases of securities available for sale                                                            (1,075)          (720)
      Proceeds from sales of securities available for sale                                                     361            351
      Proceeds from maturities, calls and mandatory redemptions of securities
         available for sale                                                                                    185            241
      Net increase in loans to banking clients                                                                (396)          (318)
      Proceeds from sale of banking client loans                                                               196
      Purchase of equipment, office facilities and property - net                                              (72)          (208)
      Cash payments for business combinations and investments, net of cash received                              2            (23)
      Proceeds from sale of Canadian operations                                                                 26
      Proceeds from sale of corporate trust business                                                                          273
------------------------------------------------------------------------------------------------------------------------------------
            Net cash used for investing activities                                                            (773)          (404)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
      Net decrease in deposits from banking clients                                                         (1,091)          (171)
      Net change in short-term borrowings                                                                      696             (9)
      Proceeds from long-term debt                                                                             100
      Repayment of long-term debt                                                                              (82)           (24)
      Dividends paid                                                                                           (30)           (30)
      Purchase of treasury stock                                                                               (31)          (144)
      Proceeds from stock options exercised                                                                     19             14
------------------------------------------------------------------------------------------------------------------------------------
            Net cash used for financing activities                                                            (419)          (364)
------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                                     1
------------------------------------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                                                       (1,909)        (2,302)
Cash and Cash Equivalents at Beginning of Period                                                             4,407          4,876
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                                 $ 2,498        $ 2,574
====================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                                                -3-

                         THE CHARLES SCHWAB CORPORATION

              Notes to Condensed Consolidated Financial Statements
       (Tabular Amounts in Millions, Except Per Share Amounts and Ratios)
                                   (Unaudited)



1. Basis of Presentation

   The Charles Schwab Corporation (CSC) is a financial holding company engaged, through its subsidiaries, in securities brokerage and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 394 domestic branch offices in 48 states, as well as a branch in the Commonwealth of Puerto Rico. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services with 34 offices in 12 states. Other subsidiaries include Charles Schwab Europe, a retail securities brokerage firm located in the United Kingdom, Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, Schwab Capital Markets L.P. (SCM), a market maker in Nasdaq and other securities providing trade execution services primarily to broker-dealers and institutional clients, and CyberTrader, Inc. (CyberTrader), an electronic trading technology and brokerage firm providing services to highly active, online investors.
   The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. All adjustments were of a normal recurring nature, except as discussed in Note "2 - Accounting Change." Certain items in prior periods' financial statements have been reclassified to conform to the 2002 presentation. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report to Stockholders on Form 10-K and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period.


2. Accounting Change

   Statement of Financial Standards (SFAS) No. 142 - Goodwill and Other Intangible Assets, was issued in June 2001. Under the provisions of SFAS No. 142, companies are no longer permitted to amortize goodwill and certain intangible assets with an indefinite useful life. Instead, these assets must be reviewed at least annually for possible impairment under new criteria. The Company adopted SFAS No. 142 and accordingly discontinued the amortization of goodwill as of January 1, 2002. During the second quarter of 2002, the Company completed the initial transitional goodwill impairment test as required and did not record any impairment charges. Except for the cessation of goodwill amortization, the adoption of SFAS No. 142 did not have a material impact on the Company's financial position, results of operations, earnings per share (EPS), or cash flows.
   The decrease in goodwill during the first half of 2002 was due to the sale of the Company's Canadian operations, partially offset by the effects of foreign currency translation adjustments. The carrying amount of goodwill, net of accumulated amortization, attributable to each of the Company's reportable segments is as follows:

--------------------------------------------------------------------------------
                                                          June 30,  December 31,
                                                            2002        2001
--------------------------------------------------------------------------------
Individual Investor                                        $ 438       $  440
Institutional Investor                                         5            5
Capital Markets                                               25           25
U.S. Trust                                                   158          158
--------------------------------------------------------------------------------
   Total                                                   $ 626       $  628
================================================================================

   The table below compares net income and EPS for the three and six months ended June 30, 2002, which excludes goodwill amortization, with net income and EPS for the three and six months ended June 30, 2001, which has been adjusted to exclude goodwill amortization.

--------------------------------------------------------------------------------
                                         Three Months Ended   Six Months Ended
                                             June 30,             June 30,
                                          2002      2001       2002      2001
                                      (Reported) (Adjusted)(Reported) (Adjusted)
--------------------------------------------------------------------------------
Net income:
  Reported income (loss)
    before extraordinary gain            $  98     $ (19)     $ 180     $  78
  Add: Goodwill amortization,
    net of tax                                        16                   32
--------------------------------------------------------------------------------
  Reported/adjusted
    income (loss) before
    extraordinary gain                      98        (3)       180       110
  Extraordinary gain, net of tax                     121         12       121
--------------------------------------------------------------------------------
  Reported/adjusted
    net income                           $  98     $ 118      $ 192     $ 231
================================================================================
Basic and diluted EPS:
  Reported earnings (loss)
    per share before
    extraordinary gain                   $ .07     $(.01)     $ .13     $ .06
  Add: Goodwill amortization                         .01                  .02
--------------------------------------------------------------------------------
  Reported/adjusted EPS before
    extraordinary gain                     .07                  .13       .08
  Extraordinary gain, net of tax                     .08        .01       .08
--------------------------------------------------------------------------------
    Reported/adjusted EPS                $ .07     $ .08      $ .14     $ .16
================================================================================


3. New Accounting Standards

   Long-Lived Assets: SFAS No.144 - Accounting for the Impairment or Disposal of Long-Lived Assets was issued in August 2001 and addresses the financial accounting and reporting for the impairment or disposal of long-lived assets (e.g., equipment and office facilities). This statement supersedes SFAS No. 121
- Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and certain accounting and reporting provisions of Accounting Principles Board Opinion No. 30 - Reporting the Results of Operations. The Company adopted this statement on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position, results of operations, EPS, or cash flows.
   SFAS No. 146 - Accounting for Costs Associated with Exit or Disposal Activities was issued in June 2002 and addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 - Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 may affect the timing of recognizing future restructuring costs, as well as the amounts recognized. The Company is required to adopt this statement effective on January 1, 2003, but early adoption is encouraged by the Financial Accounting Standards Board.


4. Restructuring

   In the second quarter of 2001, the Company initiated a restructuring plan to reduce operating expenses. The restructuring plan included a workforce reduction, a reduction in operating facilities, and the removal of certain systems hardware, software, and equipment from service. Included in these initiatives are costs associated with the withdrawal from certain international operations. The Company recorded pre-tax restructuring charges of $3 million and $30 million for the second quarter of 2002 and the first half of 2002, respectively.
   A summary of the activity in the restructuring liability for the second quarter of 2002 and the six months ended June 30, 2002 is as follows:

--------------------------------------------------------------------------------
Three months ended             Workforce      Facilities      Systems
   June 30, 2002               Reduction      Reduction       Removal      Total
--------------------------------------------------------------------------------
Balance at
   March 31, 2002               $  42           $  94          $   3      $ 139
Restructuring charges               3                                         3
Utilization:
   Cash payments                  (13)            (15)            (2)       (30)
   Non-cash charges (1)            (1)                                       (1)
--------------------------------------------------------------------------------
Balance at
   June 30, 2002                $  31 (2)       $  79 (3)      $   1 (4)  $ 111
================================================================================
--------------------------------------------------------------------------------
Six months ended               Workforce      Facilities      Systems
   June 30, 2002               Reduction      Reduction       Removal      Total
--------------------------------------------------------------------------------
Balance at
   December 31, 2001            $  74           $  97          $   4      $ 175
Restructuring charges              18              11              1         30
Utilization:
   Cash payments                  (58)            (29)            (4)       (91)
   Non-cash charges (1)            (3)                                       (3)
--------------------------------------------------------------------------------
Balance at
   June 30, 2002                $  31 (2)       $  79 (3)      $   1 (4)  $ 111
================================================================================

(1)  Primarily includes charges for officers' stock-based compensation.
(2) The Company expects to substantially utilize the remaining workforce reduction liability through cash payments for severance pay and benefits over the respective severance periods through 2003.
(3) The Company expects to utilize the remaining facilities reduction liability through cash payments for the net lease expense over the respective lease terms through 2017.
(4) The Company expects to substantially utilize the remaining systems removal liability in the third quarter of 2002.

5. Sale of Corporate Trust Business

   In June 2001, U.S. Trust sold its Corporate Trust business to The Bank of New York Company, Inc. The Company recorded an extraordinary gain of $221 million, or $121 million after tax, on this sale in the second quarter of 2001. During the first quarter of 2002, the Company recorded an extraordinary gain of $22 million, or $12 million after tax, which represented the remaining proceeds from this sale that were realized upon satisfaction of certain client retention requirements.


6. Allowance for Credit Losses on Banking Loans and Nonperforming Assets

   Loans to banking clients of $4.2 billion at June 30, 2002 and $4.0 billion at December 31, 2001 are presented net of the related allowance for credit losses. The allowance for credit losses on banking loans was $23 million at June 30, 2002 and $21 million at December 31, 2001. Recoveries and charge-offs were not material for each of the three- and six-month periods ended June 30, 2002 and 2001.
     Nonperforming assets consisted of non-accrual loans of $4 million at June 30, 2002 and $5 million at December 31, 2001.


7. Loan Securitization

   During the second quarter of 2002, U.S. Trust securitized and sold residential mortgage loans originated through its private banking business. This transaction was accounted for as a sale under the requirements of SFAS No. 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. U.S. Trust received $196 million in proceeds from the sale and recognized a gain of $1 million. The senior mortgage pass-through certificates that were created by the securitization process were sold to third parties. U.S. Trust retained all other securities created by the process, primarily comprised of subordinated securities with total par value of $5 million. Any credit losses on the securitized loans will be assigned to U.S. Trust, as holder of the subordinated securities, up to the $5 million par value. The estimated fair value of the retained securities was $6 million at June 30, 2002 and was included in securities owned on the Company's condensed consolidated balance sheet. U.S. Trust has not guaranteed the mortgage loans as this transaction was structured without recourse to U.S. Trust or the Company.


8. Comprehensive Income

   Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is as follows:

--------------------------------------------------------------------------------
                                                       Three            Six
                                                   Months Ended    Months Ended
                                                     June 30,        June 30,
                                                   2002    2001    2002    2001
-------------------------------------------------------------------------------
Net income                                         $ 98   $102      $192   $199
Other comprehensive income (loss):
   Cumulative effect of accounting
     change for adoption of
     SFAS No. 133                                                           (12)
   Net gain (loss) on cash flow
     hedging instruments                             (8)     4        (2)    (7)
   Foreign currency translation
     adjustment                                       6      4         6     (6)
   Change in net unrealized gain (loss)
     on securities available for sale                14     (5)        7      3
--------------------------------------------------------------------------------
Total comprehensive income,
   net of tax                                      $110   $105      $203   $177
================================================================================


9. Earnings Per Share

   Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. EPS under the basic and diluted computations are as follows:

--------------------------------------------------------------------------------
                                                   Three             Six
                                               Months Ended     Months Ended
                                                 June 30,         June 30,
                                              2002     2001     2002      2001
--------------------------------------------------------------------------------
Net income                                   $  98    $ 102    $ 192     $ 199
================================================================================
Weighted-average common
   shares outstanding - basic                1,367    1,378    1,366     1,378
Common stock equivalent shares
   related to stock incentive plans             18       27       21        29
--------------------------------------------------------------------------------
Weighted-average common
   shares outstanding - diluted              1,385    1,405    1,387     1,407
================================================================================
Basic EPS:
Income (loss) before
   extraordinary gain                        $ .07    $(.01)   $ .13     $ .06
Extraordinary gain, net of tax                        $ .08    $ .01     $ .08
Net income                                   $ .07    $ .07    $ .14     $ .14
================================================================================
Diluted EPS:
Income (loss) before
   extraordinary gain (1)                    $ .07    $(.01)   $ .13     $ .06
Extraordinary gain, net of tax                        $ .08    $ .01     $ .08
Net income                                   $ .07    $ .07    $ .14     $ .14
================================================================================

(1) For the three months ended June 30, 2001 this computation excludes common stock equivalent shares related to stock incentive plans of 27 million because inclusion of such shares would be antidilutive.

   The computation of diluted EPS for the six months ended June 30, 2002 and 2001, respectively, excludes outstanding stock options to purchase 102 million and 60 million shares, respectively, because the exercise prices for those options were greater than the average market price of the common shares, and therefore the effect would be antidilutive.


10. Regulatory Requirements

   CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended (the Act).
   Under the Act, the Federal Reserve Board has established consolidated capital requirements for bank holding companies. CSC is subject to those requirements. The regulatory capital and ratios of the Company, U.S. Trust, and United States Trust Company of New York (U.S. Trust NY) are as follows:

--------------------------------------------------------------------------------
                                              2002                 2001
                                        ----------------    -----------------
June 30,                                 Amount Ratio(1)      Amount Ratio(1)
--------------------------------------------------------------------------------
Tier 1 Capital:
  Company                               $ 3,781    22.7%     $ 3,786    19.5%
  U.S. Trust(2)                         $   606    17.1%     $   657    21.8%
  U.S. Trust NY(2)                      $   379    13.3%     $   429    18.2%
Total Capital:
  Company                               $ 3,807    22.8%     $ 3,813    19.7%
  U.S. Trust(2)                         $   629    17.7%     $   678    22.5%
  U.S. Trust NY(2)                      $   399    14.0%     $   447    18.9%
Tier 1 Leverage:
  Company                               $ 3,781    10.2%     $ 3,786    10.5%
  U.S. Trust(2)                         $   606     9.3%     $   657    11.9%
  U.S. Trust NY(2)                      $   379     7.4%     $   429    10.3%
-------------------------------------------------------------------------------
(1) Minimum tier 1 capital, total capital, and tier 1 leverage ratios are 4%, 8%, and 3%-5%, respectively, for bank holding companies and banks. Well-capitalized tier 1 capital, total capital, and tier 1 leverage ratios are 6%, 10%, and 5%, respectively. Each of CSC's other depository institution subsidiaries exceed the well-capitalized standards set forth by the banking regulatory authorities.
(2) The decreases in capital amounts and ratios from 2001 to 2002 were primarily due to a $100 million dividend payment to CSC during the third quarter of 2001.

   Based on their respective regulatory capital ratios at June 30, 2002 and 2001, the Company, U.S. Trust, and U.S. Trust NY are considered well capitalized (the highest category). There are no conditions or events that management believes have changed the Company's, U.S. Trust's, or U.S. Trust NY's well-capitalized status.
   Schwab and SCM are subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule). Schwab and SCM compute net capital under the alternative method permitted by the Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. The minimum dollar requirement for both Schwab and SCM is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement. At June 30, 2002, Schwab's net capital was $1.1 billion (13% of aggregate debit balances), which was $952 million in excess of its minimum required net capital and $698 million in excess of 5% of aggregate debit balances. At June 30, 2002, SCM's net capital was $133 million, which was $132 million in excess of its minimum required net capital.

11. Commitments and Contingent Liabilities

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


12. Segment Information

   The Company structures its segments according to its various types of clients and the services provided to those clients. These segments have been aggregated, based on similarities in economic characteristics, types of clients, services provided, distribution channels, and regulatory environment, into four reportable segments - Individual Investor, Institutional Investor, Capital Markets, and U.S. Trust.
   Financial information for the Company's reportable segments is presented in the following table. The Company periodically reallocates certain revenues and expenses among the segments to align them with the changes in the Company's organizational structure. Previously-reported segment information has been revised to reflect changes during the year in the Company's internal organization. The Company evaluates the performance of its segments based on adjusted operating income before taxes, which excludes restructuring and other charges, merger- and acquisition-related charges, and extraordinary gains. Intersegment revenues are not material and are therefore not disclosed. Total revenues, income before taxes on income and extraordinary gain, and net income are equal to the Company's consolidated amounts as reported in the condensed consolidated statement of income.

--------------------------------------------------------------------------------
                                                   Three             Six
                                               Months Ended     Months Ended
                                                 June 30,         June 30,
                                               2002     2001     2002    2001
--------------------------------------------------------------------------------
Revenues
Individual Investor                          $  598  $  626    $1,214  $1,318
Institutional Investor                          210     203       423     416
Capital Markets                                  65      78       128     204
U.S. Trust                                      176     164       343     333
--------------------------------------------------------------------------------
  Total                                      $1,049  $1,071    $2,108  $2,271
================================================================================
Operating income before taxes
Individual Investor                          $   66  $   47    $  131  $  112
Institutional Investor                           55      68       119     139
Capital Markets                                   4       9        13      30
U.S. Trust (1)                                   45      25        80      62
--------------------------------------------------------------------------------
Operating income before taxes                   170     149       343     343
Restructuring and other charges (2)              (3)   (145)      (30)   (145)
Merger- and acquisition-related
  charges (3)                                   (11)    (30)      (27)    (60)
--------------------------------------------------------------------------------
Income (loss) before taxes on income
  (loss) and extraordinary gain                 156     (26)      286     138
Tax expense (benefit) on income                  58      (7)      106      60
Extraordinary gain on sale of
  corporate trust business, net of tax                  121        12     121
--------------------------------------------------------------------------------
Net Income                                   $   98  $  102    $  192  $  199
================================================================================
(1) Excludes an extraordinary pre-tax gain of $22 million for the six months ended June 30, 2002 and $221 million for the three and six months ended June 30, 2001.
(2) Restructuring charges include costs relating to workforce, facilities, systems hardware, software, and equipment reductions. In 2001, other charges include a regulatory fine, professional service fees for operational and risk management remediation, and the write-off of certain software development costs.
(3) Includes retention program compensation related to the merger with USTC, and intangible asset amortization and retention program compensation related to the acquisition of CyberTrader. The retention programs related to the acquisition of CyberTrader and the merger with USTC ended in March 2002 and May 2002, respectively. For 2001, amount also includes goodwill amortization, which ceased on January 1, 2002 upon the adoption of SFAS No. 142 (see note "2 - Accounting Change").

13. Supplemental Cash Flow Information

   Certain information affecting the cash flows of the Company follows:

--------------------------------------------------------------------------------
                                                                  Six
                                                              Months Ended
                                                                June 30,
                                                            2002        2001
--------------------------------------------------------------------------------

Income taxes paid                                          $  15       $  62
================================================================================
Interest paid:
  Brokerage client cash balances                           $ 101       $ 468
  Deposits from banking clients                               41          76
  Long-term debt                                              27          29
  Stock-lending activities                                     1          15
  Short-term borrowings                                       13          11
  Other                                                                    2
--------------------------------------------------------------------------------
Total interest paid                                        $ 183       $ 601
================================================================================
Non-cash investing and financing activities:
  Common stock and options issued
   for purchase of businesses                              $   3       $  36
================================================================================


14. Subsequent Events

   During the period July 1, 2002 through July 31, 2002, CSC repurchased and recorded as treasury stock a total of 6 million shares of its common stock for $59 million. As of July 31, 2002, authorization granted by CSC's Board of Directors allows for future repurchases of up to $309 million.
   On August 12, 2002, the Company announced a plan to adjust capacity in its Retail business by reducing phone-based client support staff. The Company expects to record a pre-tax charge in the third quarter of 2002 to reflect this restructuring. In addition, the Company is and will be evaluating its staffing and facilities, as well as its spending for professional services, development projects, and advertising, in light of the difficult market environment. Although no decisions have been made at this time, additional restructuring charges are likely during the remaining months of 2002. The Company's objective is to identify and implement actions to further reduce its annual operating expense base.

                         THE CHARLES SCHWAB CORPORATION

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

                             Description of Business

   The Company: The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide securities brokerage and related financial services for 8.0 million active client accounts(a). Client assets in these accounts totaled $797.0 billion at June 30, 2002. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 394 domestic branch offices in 48 states, as well as a branch in the Commonwealth of Puerto Rico. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services with 34 offices in 12 states. Other subsidiaries include Charles Schwab Europe (CSE), a retail securities brokerage firm located in the United Kingdom, Charles Schwab
Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, Schwab Capital Markets L.P. (SCM), a market maker in Nasdaq and other securities providing trade execution services primarily to broker-dealers and institutional clients, and CyberTrader, Inc. (CyberTrader), an electronic trading technology and brokerage firm providing services to highly active, online investors.
   The Company provides financial services to individuals, institutional clients, and broker-dealers through four segments - Individual Investor, Institutional Investor, Capital Markets, and U.S. Trust. The Individual Investor segment includes the Company's domestic and international retail operations. The Institutional Investor segment provides custodial, trading, and support services to independent financial advisors, serves company 401(k) plan sponsors and third-party administrators, and supports company stock option plans and stock purchase programs. The Capital Markets segment provides trade execution services in Nasdaq, exchange-listed, and other securities primarily to broker-dealers, including Schwab, and institutional clients. The U.S. Trust segment provides investment and wealth management, fiduciary services, and private banking services to individual and institutional clients.
   Business Strategy: Commencing in 2001, the Company focused on aligning its infrastructure and resources with six strategic priorities, which include:
- providing the spectrum of affluent investors with the advice, relationships, and choices that support their desired investment outcomes;
- delivering the information, technology, service, and pricing needed to remain a leader in serving active traders;
- providing individual investing services through employers, including retirement and option plans as well as personal brokerage accounts;
- offering selected banking services and developing investment products that give clients greater control and understanding of their finances;
- retaining a strong capital markets business to address investors' financial product and trade execution needs; and
- continuing to provide high quality service to clients with smaller investment portfolios.

   For further discussion of the Company's business strategy, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Description of Business - Business Strategy" in the Company's 2001 Annual Report to Stockholders, which is filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2001. See also Item 1 - Business - Narrative Description of Business - "Products, Services, and Advice Offerings" in the Company's Form 10-K for the year ended December 31, 2001. Significant recent developments relating to these strategic priorities, as well as other significant developments, follows:

   Services for Affluent Investors: During the second quarter of 2002, the Company announced the nationwide launch of its full-service advice and relationship service offer, including the Schwab Advisor Network(TM), Schwab Private Client, and Schwab Equity Ratings(TM). This nationwide rollout also included a new advertising campaign designed to differentiate Schwab's service model from those of other full-service firms.
   The Schwab Advisor Network is the successor to the Schwab AdvisorSource(R) referral program, with over 320 participating independent, fee-based investment advisors (IAs), who have an average of 17 years of experience and $500 million of assets under management. These IAs provide customized and personalized portfolio management and financial planning services to investors who prefer to delegate their financial management responsibilities to an independent professional. The Schwab Advisor Network strengthens the Schwab/advisor/client relationship through a pricing model that allows for sharing fee income on referred accounts, and features IAs more prominently in advertising that targets affluent investors. During the second quarter of 2002, Schwab held a series of regional conferences designed to provide IAs with information, ideas, and contacts to help them develop their businesses. Schwab also upgraded its Centerpiece(R) portfolio


(a) Accounts with balances or activity within the precedings eight months.

management software to help IAs with fixed income tracking, analytics, and enhanced reporting capabilities.
   Schwab Private Client is a fee-based service designed to help clients who want access to an ongoing, one-on-one advice relationship with a designated Schwab consultant while retaining control over their investment decisions. Schwab Private Client provides expanded financial planning, asset management capabilities, and enhanced portfolio tracking and performance reporting. In the second quarter of 2002, following a 12 month pilot program, the Schwab Private Client service was expanded to include over 150 designated Schwab consultants and their support teams, serving 360 branch offices nationwide.
   Schwab Equity Ratings provide clients with an objective stock rating system on more than 3,000 stocks, assigning each equity a single grade: A, B, C, D, or
F. On average, A-rated stocks are expected to strongly outperform the overall market over the next 12 months, while F-rated stocks are expected to strongly under-perform the market. Rated stocks are ranked and the number of 'buy consideration' ratings - As and Bs - equals the number of 'sell consideration' ratings - Ds and Fs. Schwab Equity Ratings leverages Schwab's November 2000 acquisition of Chicago Investment Analytics, Inc. (CIA) by applying CIA's research and technology strengths to a systematic ratings methodology that complements the variety of perspectives already available to clients from Goldman Sachs, Standard & Poor's, Argus, and First Call.

   Banking and Other Financial Products: In the second quarter of 2002, the Company filed applications with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation to establish a national bank and to obtain deposit insurance for the bank. Subject to regulatory approvals, the Company expects to commence banking operations in early 2003.

   Capital Markets: The Company expanded its trade execution capabilities and financial product offerings during the second quarter of 2002. Through selective hirings, the Company expanded its institutional equity capabilities to focus on improving execution capabilities for all clients. Additionally, through an agreement with Goldman Sachs, clients now have access to OptEx(SM) (a service mark of Goldman, Sachs & Co.), which uses advanced technology to scan the entire options marketplace and route orders automatically based on the best price available nationwide and other execution quality factors. The Schwab BondSource(TM) service was expanded to link Schwab with 50 other broker-dealers, allowing clients to choose fixed income securities from a network that supports trading in all U.S. Treasury securities, over 450 U.S. agency securities, 1,200 corporate bonds, and 3,500 municipal bond issues. The Schwab CDSource(TM) service, which allows clients to invest in time deposits from over 110 participating banks, handled $620 million of client deposits during the second quarter of 2002, more than double the year-earlier volume. Client assets in fixed income securities were a record $116.5 billion at June 30, 2002, an increase of $21.1 billion, or 22%, from a year ago.

   Other Significant Developments: The Company continued to combine people and technology through several important technology-based initiatives during the second quarter of 2002. Schwab enhanced its MarketPlace internal Web site to include an 'Investment Products' home page with lists of investment perspectives across various products, sectors, and styles. Schwab also expanded MarketPlace to include a tool that allows Schwab representatives to conduct cash flow analysis on their clients' bond holdings.
   Mutual fund-based investing remains an important element of the Company's Core & Explore(R) investing philosophy. In the second quarter of 2002, Schwab expanded its proprietary funds offering by introducing the Schwab MarketMasters Funds(TM), a suite of four funds that employ third-party investment managers to oversee portions of the fund assets according to specific investment styles. By combining different styles and strategies, MarketMasters Funds are designed to spread investment risk and reduce volatility. Schwab also introduced the Schwab Core Equity Fund(TM), a large-cap fund that combines the equity selection capabilities of Schwab Equity Ratings with the diversification and convenience of a mutual fund. The portfolio managers of the Schwab Core Equity Fund primarily purchase stocks that have a Schwab Equity Rating of A or B, but may also purchase lower-rated stocks in order to maintain a risk profile similar to the Standard & Poor's 500 Index.

   Restructuring: On August 12, 2002, the Company announced a plan to adjust capacity in its Retail business by reducing phone-based client support staff. The Company will close its service center in Austin, Texas as part of this plan and will work to sublease the facility. This closing will eliminate approximately 300 jobs, and the Company will also eliminate approximately 75 support and administrative positions across its four other service centers located in Denver, Indianapolis, Orlando, and Phoenix. As a result of these measures, the Company expects to incur pre-tax restructuring charges of approximately $36 million in the third quarter of 2002, including approximately $25 million in facilities reduction charges and approximately $11 million in workforce reduction charges. The Company estimates that this restructuring will result in pre-tax expense savings of approximately $26 million for full-year 2003. The Company continues to serve its clients on the phone through its remaining service centers.
   In addition, the Company is and will be evaluating its staffing and facilities, as well as its spending for professional services, development projects, and advertising, in light of the difficult market environment. Although no decisions have been made at this time, additional restructuring charges are likely during the remaining months of 2002 as the Company works toward its objective of identifying and implementing actions to further reduce its annual operating expense base by approximately $200 million in 2003. A portion of any improvement in profitability will likely be used to enhance employee bonuses.

                                 Risk Management

   For discussion on the Company's principal risks and some of the policies and procedures for risk identification, assessment, and mitigation, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management" in the Company's 2001 Annual Report to Stockholders, which is filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2001. See Liquidity and Capital Resources of this report for a discussion on liquidity risk; and see Item 3 - Quantitative and Qualitative Disclosures About Market Risk for additional information relating to market risk.
   The Company will enter into a number of new insurance policies during the quarter ended September 30, 2002 to replace policies which are expiring. Given the current state of the insurance market, the Company may be confronted with higher levels of rates and deductibles and with narrower coverages than have been available in the recent past. There can be no assurance that these changes will not have a material adverse effect on the Company's results of operations in any future period, depending partly on the results for that period.
   Given the nature of the Company's revenues, expenses, and risk profile, the Company's earnings and CSC's common stock price has been and may continue to be subject to significant volatility from period to period. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period. Risk is inherent in the Company's business. Consequently, despite the Company's attempts to identify areas of risk, oversee operational areas involving risk, and implement policies and procedures designed to mitigate risk, there can be no assurance that the Company will not suffer unexpected losses due to operating or other risks.

                           Forward-Looking Statements

   This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as "believe," "expect," "intend," "plan," "will," "may," and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management's beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company's senior management. These statements relate to, among other things, the Company's ability to achieve its strategic priorities (see Description of Business - Business Strategy), the impact of the restructuring plan on the Company's results of operations (see Description of Business - Restructuring), insurance coverage (see Description of Business - Risk Management), sources of liquidity and capital (see Liquidity and Capital Resources - Liquidity and - Commitments), the Company's cash position, cash flows, and capital expenditures (see Liquidity and Capital Resources - Cash Flows and Capital Resources) and contingent liabilities (see Part II - Other Information, Item 1 - Legal Proceedings). Achievement of the expressed expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed expectations described in these statements. Important factors that may cause such differences are noted in this interim report and include, but are not limited to: the effect of client trading patterns on Company revenues and earnings; changes in revenues and profit margin due to cyclical securities markets and fluctuations in interest rates; the level and continuing volatility of equity prices; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices, trading volumes, and investor confidence; the Company's inability to attract and retain key personnel; the timing and impact of changes in the Company's level of investments in personnel, technology, or advertising; changes in technology; computer system failures and security breaches; evolving legislation, regulation, accounting pronouncements, and changing industry practices adversely affecting the Company; adverse results of litigation; the inability to obtain external financing at acceptable rates; significant changes to the terms of the Company's insurance coverage; a significant decline in the real estate market, including the Company's ability to sublease certain properties; and the effects of competitors' pricing, product, and service decisions, and intensified industry competition and consolidation.

                          Critical Accounting Policies

   Certain of the Company's accounting policies that involve a higher degree of judgment and complexity are discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition - Critical Accounting Policies" in the Company's 2001 Annual Report to Stockholders, which is filed as Exhibit
13.1 to the

Company's Form 10-K for the year ended December 31, 2001. There have been no material changes to these critical accounting policies in the first half of 2002.

               Three Months Ended June 30, 2002 Compared To Three
                           Months Ended June 30, 2001

   All references to earnings per share information in this report reflect diluted earnings per share unless otherwise noted.

FINANCIAL OVERVIEW

   The Company's financial performance in the second quarter of 2002 was adversely affected by declines in client trading activity as investor confidence continued to be weighed down by mixed economic news, ongoing corporate accounting and governance concerns, and geopolitical developments. In the difficult market environment that prevailed during the second quarter of 2002, daily average revenue trades decreased 20% and average revenue per equity share traded in the Capital Markets segment decreased 27% from year-earlier levels. As a result of these two factors, the Company's trading revenues in the second quarter of 2002 decreased 13% from the second quarter of 2001.
   Non-trading revenues, which include asset management and administration fees, interest revenue, net of interest expense (referred to as net interest revenue), and other revenues, increased 5% in the second quarter of 2002 compared to the year-ago level. The increase in non-trading revenues was primarily due to a 10% increase in asset management and administration fees, partially offset by a 6% decrease in net interest revenue. The increase in asset management and administration fees primarily resulted from an increase in assets in, and service fees earned on, Schwab's proprietary funds (collectively referred to as the SchwabFunds). Higher balance-related account fees also contributed to the increase in asset management and administration fees. Average margin loans to clients in the second quarter of 2002 decreased 22% from year-ago levels, which primarily caused the decline in net interest revenue.
   Total expenses excluding interest during the second quarter of 2002 were $893 million, down 19% from $1.1 billion during the second quarter of 2001. This decrease resulted primarily from the Company's continued expense reduction measures, including the restructuring plan implemented during 2001.
   In evaluating the Company's financial performance, management uses adjusted operating income, which excludes non-operating items as detailed in the following table. The Company's after-tax operating income for the second quarter of 2002 was $106 million, up 9% from the second quarter of 2001, and its after-tax operating profit margin for the second quarter of 2002 was 10.1%, up from 9.1% for the second quarter of 2001. A reconciliation of the Company's operating income to net income is shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                      Three Months
                                                          Ended
                                                         June 30,     Percent
                                                      2002     2001    Change
--------------------------------------------------------------------------------
Operating income, after tax                           $106     $ 97       9%
Non-operating items:
   Extraordinary gain (1)                                       221
   Restructuring charges (2)                            (3)    (117)    (97)
   Other charges (3)                                            (28)
   Merger- and acquisition-related charges (4)         (11)     (30)    (63)
--------------------------------------------------------------------------------
     Total non-operating items                         (14)      46     n/m
       Tax effect                                        6      (41)    n/m
--------------------------------------------------------------------------------
Total non-operating items, after tax                    (8)       5     n/m
--------------------------------------------------------------------------------
Net income                                            $ 98     $102      (4%)
================================================================================
(1) The Company recorded an extraordinary pre-tax gain, net of closing and exit costs, from the sale of USTC's Corporate Trust business to The Bank of New York Company, Inc. in June 2001.
(2) Primarily includes costs relating to a workforce reduction, a reduction in operating facilities, and the removal of certain systems hardware, software, and equipment from service.
(3) For 2001, includes a regulatory fine assessed to USTC and United States Trust Company of New York (U.S. Trust NY), professional service fees for operational and risk management remediation at USTC and U.S. Trust NY, and the write-off of certain software development costs at CSE.
(4) Includes retention program compensation related to the merger with USTC, and intangible asset amortization and retention program compensation related to the acquisition of CyberTrader. The retention programs related to the acquisition of CyberTrader and the merger with USTC ended in March 2002 and May 2002, respectively. For the three months ended June 30, 2001, amount also includes goodwill amortization, which ceased on January 1, 2002 upon the adoption of Statement of Financial Accounting Standards No. 142.
n/m  Not meaningful

   The Company's operating income before taxes for the second quarter of 2002 was $170 million, up $21 million, or 14%, from the second quarter of 2001 due to increases of $19 million, or 40%, in the Individual Investor segment and $20 million, or 80%, in the U.S. Trust segment, partially offset by decreases of $13 million, or 19%, in the Institutional Investor segment and $5 million, or 56%, in the Capital Markets segment. The increase in the Individual Investor segment was primarily due to lower expenses resulting from the Company's workforce reduction under its restructuring plan. Most of the employees affected by the restructuring plan were from Schwab's retail brokerage division, which is included in the Individual Investor segment. As certain technology, corporate, and general administrative expenses are allocated to segments based upon their full-time equivalent employees, a proportionately larger allocation of expenses was assigned to the Institutional Investor segment for the second quarter of

                                      -13

2002, which, along with an increase in certain direct costs, resulted in the operating income decline in that segment. The increase in the U.S. Trust segment was primarily due to higher net interest revenue, as well as lower expenses. The decrease in the Capital Markets segment was primarily due to lower average revenue per equity share traded and lower levels of trading activity.
   The Company's net income for the second quarter of 2002 was $98 million, or $.07 per share, compared to $102 million, or $.07 per share, for the second quarter of 2001. The Company's after-tax profit margin for the second quarter of 2002 was 9.3%, down from 9.5% for the second quarter of 2001.
   The annualized return on stockholders' equity for the second quarter of 2002 was 9%, unchanged from the same period last year.

REVENUES

   Revenues declined $22 million, or 2%, to $1.0 billion in the second quarter of 2002 compared to the second quarter of 2001, due to a $47 million, or 14%, decrease in commission revenues, a $14 million, or 6%, decrease in net interest revenue, and a $6 million, or 11%, decrease in principal transaction revenues. These declines were partially offset by a $39 million, or 10%, increase in asset management and administration fees and a $6 million, or 17%, increase in other revenues. As trading volumes decreased 12% during the second quarter of 2002 from the second quarter of 2001, the Company's non-trading revenues represented 67% of total revenues as compared to 63% for the second quarter of 2001 as shown in the following table:

--------------------------------------------------------------------------------
                                                                   Three Months
                                                                       Ended
                                                                     June 30,
Composition of Revenues                                            2002    2001
--------------------------------------------------------------------------------
Commissions                                                        28%      32%
Principal transactions                                              5        5
--------------------------------------------------------------------------------
   Total trading revenues                                          33       37
--------------------------------------------------------------------------------
Asset management and administration fees                           43       38
Net interest revenue                                               21       22
Other                                                               3        3
--------------------------------------------------------------------------------
   Total non-trading revenues                                      67       63
--------------------------------------------------------------------------------
Total                                                             100%     100%
================================================================================

   While the Individual Investor and Institutional Investor segments generate both trading and non-trading revenues, the Capital Markets segment generates primarily trading revenues and the U.S. Trust segment generates primarily non-trading revenues. The $22 million decline in revenues from the second quarter of 2001 was due to decreases in revenues of $28 million, or 4%, in the Individual Investor segment and $13 million, or 17%, in the Capital Markets
segment,   partially  offset  by  increases  of  $7  million,   or  3%,  in  the
Institutional Investor segment and $12 million, or 7%, in the U.S. Trust segment. See note "12 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.

Asset Management and Administration Fees

   Asset management and administration fees include mutual fund service fees, as well as fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for recordkeeping and shareholder services provided to third-party funds, and for transfer agent services, shareholder services, administration, and investment management provided to its proprietary funds. These fees are based upon the daily balances of client assets invested in third-party funds and upon the average daily net assets of the Company's proprietary funds. Mutual fund service fees are earned through the Individual Investor, Institutional Investor, and U.S. Trust segments. The Company also earns asset management and administration fees for financial services, including investment management and consulting, trust and fiduciary services, financial and estate planning, and private banking services, provided to individual and institutional clients. These fees are primarily based on the value and composition of assets under management and are earned through the U.S. Trust, Individual Investor, and Institutional Investor segments.
   Asset management and administration fees were $447 million for the second quarter of 2002, up $39 million, or 10%, from the second quarter of 2001, as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                         Three Months
                                                             Ended
Asset Management                                           June 30,     Percent
   and Administration Fees                               2002    2001    Change
--------------------------------------------------------------------------------
Mutual fund service fees:
   Proprietary funds
    (SchwabFunds(R)and Excelsior(R))                     $217    $200      9%
   Mutual Fund OneSource(R)                                72      73     (1)
   Other                                                   10       7     43
Asset management and related services                     148     128     16
--------------------------------------------------------------------------------
   Total                                                 $447    $408     10%
================================================================================

   The increase in asset management and administration fees was primarily due to increases in SchwabFunds assets, which led to an increase in service fees, and higher balance-related account fees.

   Assets in client accounts were $797.0 billion at June 30, 2002, a decrease of $61.3 billion, or 7%, from a year ago as shown in the following table. This decrease from a year ago included net new client assets of $58.3 billion, offset by net market losses of $119.6 billion related to client accounts.

--------------------------------------------------------------------------------
Change in Client Assets and Accounts
   (In billions, at quarter end,                      June 30,      Percent
   except as noted)                               2002      2001     Change
--------------------------------------------------------------------------------
Assets in client accounts
   Schwab One(R), other cash
     equivalents and deposits
     from banking clients                        $ 28.6   $  27.0     6%
   Proprietary funds (SchwabFunds(R)
     and Excelsior(R)):
       Money market funds                         126.7     122.7     3
       Equity and bond funds                       30.9      30.6     1
--------------------------------------------------------------------------------
         Total proprietary funds                  157.6     153.3     3
--------------------------------------------------------------------------------
   Mutual Fund Marketplace(R)(1):
     Mutual Fund OneSource(R)                      81.6      93.0   (12)
     Mutual Fund clearing services                 21.9      21.0     4
     All other                                     75.9      74.4     2
--------------------------------------------------------------------------------
         Total Mutual Fund Marketplace            179.4     188.4    (5)
--------------------------------------------------------------------------------
           Total mutual fund assets               337.0     341.7    (1)
--------------------------------------------------------------------------------
   Equity and other securities (1)                323.3     405.7   (20)
   Fixed income securities                        116.5      95.4    22
   Margin loans outstanding                        (8.4)    (11.5)  (27)
--------------------------------------------------------------------------------
     Total client assets                         $797.0   $ 858.3    (7%)
================================================================================
Net change in assets
   in client accounts
   (for the quarter ended)
     Net new client assets                       $ 11.5   $  11.3
     Net market gains (losses)                    (72.2)     41.2
------------------------------------------------------------------
   Net growth (decline)                          $(60.7)  $  52.5
==================================================================
New client accounts
   (in thousands, for the
   quarter ended)                                 224.6     265.9   (16%)
Active client accounts
   (in millions) (2)                                8.0       7.7     4%
--------------------------------------------------------------------------------
Active online Schwab client
   accounts (in millions) (3)                       4.3       4.3
Online Schwab client assets                      $308.2   $ 349.2   (12%)
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

Commissions

   The Company earns commission revenues by executing client trades primarily through the Individual Investor and Institutional Investor segments. These revenues are affected by the number of client accounts that trade, the average number of commission-generating trades per account, and the average commission per trade. Commission revenues for the Company were $294 million for the second quarter of 2002, down $47 million, or 14%, from the second quarter of 2001.
   The Company's client trading activity is shown in the following table (in thousands):
--------------------------------------------------------------------------------
                                                     Three Months
                                                         Ended
                                                       June 30,    Percent
Daily Average Trades                                 2002    2001   Change
--------------------------------------------------------------------------------
Revenue Trades
   Online                                            107.8   134.5    (20%)
   TeleBroker(R)and Schwab by Phone(TM)                5.7     7.6    (25)
   Regional client telephone service
     centers, branch offices, and other               15.6    18.3    (15)
--------------------------------------------------------------------------------
   Total                                             129.1   160.4    (20%)
================================================================================
Mutual Fund OneSource(R) Trades
   Online                                             46.6    34.9     34%
   TeleBroker and Schwab by Phone                       .4      .4
   Regional client telephone service
     centers, branch offices, and other               10.5    17.3    (39)
--------------------------------------------------------------------------------
   Total                                              57.5    52.6      9%
================================================================================
Total Daily Average Trades
   Online                                            154.4   169.4     (9%)
   TeleBroker and Schwab by Phone                      6.1     8.0    (24)
   Regional client telephone service
     centers, branch offices, and other               26.1    35.6    (27)
--------------------------------------------------------------------------------
  Total                                              186.6    213.0  (12%)
================================================================================

   As shown in the following table, the total number of revenue trades executed by the Company has decreased 18% as the number of client accounts that traded and client trading activity per account that traded have declined.

--------------------------------------------------------------------------------
                                                       Three Months
                                                           Ended
Commissions Earned on                                    June 30,      Percent
   Client Revenue Trades                               2002     2001    Change
--------------------------------------------------------------------------------
Client accounts that traded during
   the quarter (in thousands)                        1,345     1,426    (6%)
Average client revenue trades
   per account that traded                             6.1       7.1   (14)
Total revenue trades
   (in thousands)                                    8,253    10,098   (18)
Trading frequency proxy (1)                            3.6       4.2   (14)
Number of trading days                                  64        63     2
Average commission per
   revenue trade                                    $38.02    $34.50    10
Commissions earned on client
   revenue trades (in millions) (2)                 $  314    $  348   (10)
--------------------------------------------------------------------------------
(1)  Represents annualized revenue trades per $100,000 in client assets.
(2) Includes certain non-commission revenues relating to the execution of client trades. Excludes commissions on trades relating to specialist operations and U.S. Trust commissions on trades.

Net Interest Revenue

   Net interest revenue is the difference between interest earned on assets (mainly margin loans to clients, investments required to be segregated for clients, private banking loans, and securities available for sale) and interest paid on liabilities (mainly brokerage client cash balances and banking deposits). Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and hedging strategies.
   Substantially all of the Company's net interest revenue is earned through the Individual Investor, Institutional Investor, and U.S. Trust segments.
   Net interest revenue was $218 million for the second quarter of 2002, down $14 million, or 6%, from the second quarter of 2001 as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                      Three Months
                                                          Ended
                                                        June 30,       Percent
                                                      2002     2001     Change
--------------------------------------------------------------------------------
Interest Revenue
Margin loans to clients                            $  128    $  211      (39%)
Investments, client-related                            82       161      (49)
Private banking loans                                  59        58        2
Securities available for sale                          22        21        5
Other                                                  19        38      (50)
--------------------------------------------------------------------------------
   Total                                              310       489      (37)
--------------------------------------------------------------------------------
Interest Expense
Brokerage client cash balances                         46       195      (76)
Deposits from banking clients                          24        34      (29)
Long-term debt                                         14        14
Short-term borrowings                                   7         5       40
Stock-lending activities                                1         5      (80)
Other                                                             4      n/m
--------------------------------------------------------------------------------
   Total                                               92       257      (64)
--------------------------------------------------------------------------------
Net interest revenue                               $  218    $  232       (6%)
================================================================================
n/m  Not meaningful

   Client-related and other daily average balances, interest rates, and average net interest spread for the second quarters of 2002 and 2001 are summarized in the following table (dollars in millions):

--------------------------------------------------------------------------------

                                                           Three Months Ended
                                                                June 30,
                                                             2002       2001
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Investments (client-related):
  Average balance outstanding                           $  17,444  $  14,377
  Average interest rate                                     1.89%      4.50%
Margin loans to clients:
  Average balance outstanding                           $   8,913  $  11,464
  Average interest rate                                     5.77%      7.38%
Private banking loans:
  Average balance outstanding                           $   4,094  $   3,269
  Average interest rate                                     5.75%      7.12%
Securities available for sale:
  Average balance outstanding                           $   1,557  $   1,317
  Average interest rate                                     5.47%      6.45%
Average yield on interest-earning assets                    3.64%      5.95%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                           $  22,935  $  22,247
  Average interest rate                                      .81%      3.52%
Interest-bearing banking deposits:
  Average balance outstanding                           $   3,798  $   3,296
  Average interest rate                                     2.46%      4.14%
Other interest-bearing sources:
  Average balance outstanding                           $   1,072  $   1,154
  Average interest rate                                     2.27%      4.58%
Average noninterest-bearing portion                     $   4,203  $   3,730
Average interest rate on funding sources                     .95%      3.20%
Summary:
  Average yield on interest-earning assets                  3.64%      5.95%
  Average interest rate on funding sources                   .95%      3.20%
--------------------------------------------------------------------------------
Average net interest spread                                 2.69%      2.75%
================================================================================

   The decrease in net interest revenue from the second quarter of 2001 was primarily due to levels of, and lower rates received on, margin loans to clients, as well as lower rates received on client-related investments, partially offset by lower rates paid on brokerage client cash balances and higher average balances of client-related investments.

Principal Transactions

   Principal transaction revenues are primarily comprised of revenues from client fixed income securities trading activity, and net gains from market-making activities in Nasdaq and other equity securities effected through the Capital Markets segment. Factors that influence principal transaction revenues include the volume of client trades, market price volatility, average revenue per share traded, and changes in regulations and industry practices.
   Principal transaction revenues were $49 million for the second quarter of 2002, down $6 million, or 11%, from the second quarter of 2001, as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                           Three Months
                                                               Ended
                                                             June 30,    Percent
Principal Transactions                                     2002    2001   Change
--------------------------------------------------------------------------------
Fixed income securities                                    $ 25    $ 16     56%
Nasdaq and other equity securities                           21      33    (36)
Other                                                         3       6    (50)
--------------------------------------------------------------------------------
   Total                                                   $ 49    $ 55    (11%)
================================================================================

   The decrease in principal transaction revenues was primarily due to lower average revenue per equity share traded, which in turn was primarily caused by market conditions, and lower share volume handled by SCM. This decrease was substantially offset by higher revenues from client fixed income securities trading activity.

Other Revenues

   Other revenues were $41 million for the second quarter of 2002, up $6 million, or 17%, from the second quarter of 2001. This increase was primarily due to net gains on investments in 2002, compared to net losses on investments in 2001, a settlement of a lawsuit in 2002, and higher trade-related service fees, partially offset by a decrease in payments for order flow.

EXPENSES EXCLUDING INTEREST

   Total expenses excluding interest for the second quarter of 2002 declined $204 million, or 19%, from the second quarter of 2001. The Company's initiatives under its restructuring plan and other expense reduction measures have resulted in decreases in most expense categories during the second quarter of 2002 when compared to the second quarter of 2001. The Company recorded total pre-tax charges of $3 million in the second quarter of 2002 for restructuring charges under its restructuring plan. In the second quarter of 2001, the Company recorded total pre-tax restructuring and other charges of $145 million.
   Compensation and benefits expense was $470 million for the second quarter of 2002, down $9 million, or 2%, from the second quarter of 2001 primarily due to a reduction in full-time equivalent employees, partially offset by the accrual of discretionary bonuses to employees in the second quarter of 2002. The following table shows a comparison of certain compensation and benefits components and employee data (in thousands):

--------------------------------------------------------------------------------
                                                                Three Months
                                                                    Ended
                                                                  June 30,
                                                                2002    2001
--------------------------------------------------------------------------------
Compensation and benefits expense as a
   % of total revenues                                           45%     45%
Variable compensation as a
   % of compensation and benefits expense                        14%     10%
Compensation for temporary employees,
   contractors and overtime hours as a
   % of compensation and benefits expense                         6%      6%
Full-time equivalent employees
   (at end of quarter) (1)                                      19.1    22.4
Revenues per average full-time equivalent
   employee                                                   $ 54.5  $ 46.0
--------------------------------------------------------------------------------
(1)  Includes  full-time,   part-time,  and  temporary  employees,  and  persons
     employed on a contract basis.

   Communications expense was $66 million for the second quarter of 2002, down $23 million, or 26%, from the second quarter of 2001. This decrease was primarily due to lower client trading volumes and the Company's expense reduction measures.
   Goodwill amortization expense for the second quarter of 2001 was $16 million. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 - Goodwill and Other Intangible Assets. Upon adoption of SFAS No. 142, amortization of the existing goodwill ceased and therefore there was no such expense in the second quarter of 2002. The Company did not record any goodwill impairment charges in the second quarter of 2002 upon completion of the initial transitional impairment test under SFAS No. 142.
   The Company's effective income tax rate was 37.2% for the second quarter of 2002, down from 47.7% for the second quarter of 2001. The decrease was primarily due to the cessation of goodwill amortization upon the adoption of SFAS No. 142 in 2002, as well as a regulatory fine at U.S. Trust in 2001 which was nondeductible for tax purposes.


                 Six Months Ended June 30, 2002 Compared To Six
                           Months Ended June 30, 2001


FINANCIAL OVERVIEW

   In the difficult market environment that prevailed during the first half of 2002, daily average revenue trades decreased 22% and average revenue per equity share traded in the Capital Markets segment decreased 48% from year-earlier levels. As a result of these two factors, the Company's trading revenues in the first half of 2002 decreased 22% from the first half of 2001 and total revenues decreased 7% for the same period.
   Non-trading revenues increased 3% in the first half of 2002 compared to the year-ago level. Asset management and administration fees increased 9% in the first half of 2002 compared to the year-ago level, primarily resulting from an increase in assets in, and service fees earned on, SchwabFunds, as well as higher balance-related account fees. This increase was partially offset by a 10% decrease in net interest revenue, as average margin loans to clients in the first half of 2002 decreased 29% from year-ago levels.
   Total expenses excluding interest during the first half of 2002 were $1.8 billion, down 15% from $2.1 billion during the first half of 2001. This decrease resulted primarily from the Company's continued expense reduction measures, including the restructuring plan implemented during 2001.
   In June 2001, U.S. Trust sold its Corporate Trust business to The Bank of New York Company, Inc. (Bank of NY). The Company recorded an extraordinary gain of $221 million, or $121 million after tax, on this sale in the second quarter of 2001. During the first quarter of 2002, the Company recorded an extraordinary gain of $22 million, or $12 million after tax, which represented the remaining proceeds from this sale that were realized upon satisfaction of certain client retention requirements.
   In evaluating the Company's financial performance, management uses adjusted operating income, which excludes non-operating items as detailed in the following table. The Company's after-tax operating income for the first half of 2002 was $214 million, relatively flat with the first half of 2001, and its after-tax operating profit margin for the first half of 2002 was 10.1%, up from 9.6% for the first half of 2001. A reconciliation of the Company's operating income to net income is shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                         Six Months
                                                            Ended
                                                          June 30,     Percent
                                                        2002     2001   Change
--------------------------------------------------------------------------------
Operating income, after tax                            $ 214   $  217     (1%)
Non-operating items:
   Extraordinary gain (1)                                 22      221    (90)
   Restructuring charges (2)                             (30)    (117)   (74)
   Other charges (3)                                              (28)
   Merger- and acquisition-related charges (4)           (27)     (60)   (55)
--------------------------------------------------------------------------------
     Total non-operating items                           (35)      16    n/m
       Tax effect                                         13      (34)   n/m
--------------------------------------------------------------------------------
Total non-operating items, after tax                     (22)     (18)    22
--------------------------------------------------------------------------------
Net income                                             $ 192   $  199     (4%)
================================================================================
(1) The Company recorded an extraordinary pre-tax gain, net of closing and exit costs, from the sale of USTC's Corporate Trust business to the Bank of NY in June 2001. In March 2002, the Company recorded an extraordinary pre-tax gain for the remaining proceeds related to client retention requirements for this sale.
(2) Primarily includes costs relating to a workforce reduction, a reduction in operating facilities, the removal of certain systems hardware, software, and equipment from service, and the withdrawal from certain international operations.
(3) For 2001, includes a regulatory fine assessed to USTC and U.S. Trust NY, professional service fees for operational and risk management remediation at USTC and U.S. Trust NY, and the write-off of certain software development costs at CSE.
(4) Includes retention program compensation related to the merger with USTC, and intangible asset amortization and retention program compensation related to the acquisition of CyberTrader. The retention programs related to the acquisition of CyberTrader and the merger with USTC ended in March 2002 and May 2002, respectively. For the six months ended June 30, 2001, amount also includes goodwill amortization, which ceased on January 1, 2002 upon the adoption of SFAS No. 142.
n/m  Not meaningful

   The Company's operating income before taxes for the first half of 2002 was $343 million, unchanged from the first half of 2001 as increases of $19 million, or 17%, in the Individual Investor segment and $18 million, or 29%, in the U.S. Trust segment, were offset by decreases of $20 million, or 14%, in the Institutional Investor segment and $17 million, or 57%, in the Capital Markets segment. These fluctuations were primarily due to the factors described in the comparison between the three-month periods.
   The Company's net income for the first half of 2002 was $192 million, or $.14 per share, compared to $199 million, or $.14 per share, for the first half of 2001. The Company's after-tax profit margin for the first half of 2002 was 9.1%, up from 8.8% for the first half of 2001.
   The annualized return on stockholders' equity for the first half of 2002 was 9%, unchanged from the first half of 2001.

REVENUES

   Revenues declined $163 million, or 7%, to $2.1 billion in the first half of 2002 compared to the first half of 2001, due to a $152 million, or 20%, decrease in commission revenues, a $50 million, or 10%, decrease in net interest revenue, and a $50 million, or 33%, decrease in principal transaction revenues. These declines were partially offset by a $72 million, or 9%, increase in asset management and administration fees and a $17 million, or 27%, increase in other revenues. As trading volumes decreased substantially during the first half of 2002, the Company's non-trading revenues represented 67% of total revenues as compared to 60% for the first half of 2001 as shown in the following table:

--------------------------------------------------------------------------------
                                                                  Six Months
                                                                     Ended
                                                                   June 30,
Composition of Revenues                                         2002     2001
--------------------------------------------------------------------------------
Commissions                                                      28%      33%
Principal transactions                                            5        7
--------------------------------------------------------------------------------
   Total trading revenues                                        33       40
--------------------------------------------------------------------------------
Asset management and administration fees                         42       36
Net interest revenue                                             21       22
Other                                                             4        2
--------------------------------------------------------------------------------
   Total non-trading revenues                                    67       60
--------------------------------------------------------------------------------
Total                                                           100%     100%
================================================================================

   The $163 million decline in revenues from the first half of 2001 was primarily due to decreases in revenues of $104 million, or 8%, in the Individual Investor segment and $76 million, or 37%, in the Capital Markets segment. The decrease in the Capital Markets segment was primarily due to lower average revenue per equity share traded and lower share volume handled by SCM, partially offset by higher revenues from client fixed income securities trading activity. See note "12 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.

Asset Management and Administration Fees

     Asset management and administration fees were $891 million for the first half of 2002, up $72 million, or 9%, from the first half of 2001, as shown in the following table (in millions):

                                      -19

--------------------------------------------------------------------------------
                                                        Six Months
                                                           Ended
Asset Management                                         June 30,    Percent
   and Administration Fees                             2002    2001   Change
--------------------------------------------------------------------------------
Mutual fund service fees:
   Proprietary funds
    (SchwabFunds(R)and Excelsior(R))                   $437    $390     12%
   Mutual Fund OneSource(R)                             143     145     (1)
   Other                                                 20      17     18
Asset management and related services                   291     267      9
--------------------------------------------------------------------------------
   Total                                               $891    $819      9%
================================================================================

   The increase in asset management and administration fees was due to the factors described in the comparison between the three-month periods.
   During the first half of 2002, net new client assets and new accounts decreased from the first half of 2001 as shown in the table below.

--------------------------------------------------------------------------------
                                                      Six Months
                                                        Ended
Change in Client Assets and Accounts                   June 30,      Percent
   (In billions, except as noted)                   2002      2001    Change
--------------------------------------------------------------------------------
Net change in assets
   in client accounts
     Net new client assets                        $ 26.9   $  42.2
     Net market losses                             (75.8)    (55.6)
--------------------------------------------------------------------
   Net decline                                    $(48.9)  $ (13.4)
====================================================================
New client accounts
   (in thousands)                                  456.9     546.3    (16%)
================================================================================

Commissions

   Commission revenues for the Company were $597 million for the first half of 2002, down $152 million, or 20%, from the first half of 2001.
   The Company's client trading activity is shown in the following table (in thousands):

--------------------------------------------------------------------------------
                                                          Six Months
                                                             Ended
                                                           June 30,    Percent
Daily Average Trades                                     2002    2001   Change
--------------------------------------------------------------------------------
Revenue Trades
   Online                                               115.6   149.9    (23%)
   TeleBroker(R)and Schwab by PhoneTM                     6.2     8.3    (25)
   Regional client telephone service
     centers, branch offices, and other                  16.2    19.8    (18)
--------------------------------------------------------------------------------
   Total                                                138.0   178.0    (22%)
================================================================================
Mutual Fund OneSource(R) Trades
   Online                                                46.5    36.8     26%
   TeleBroker and Schwab by Phone                          .5      .4     25
   Regional client telephone service
     centers, branch offices, and other                  11.0    17.9    (39)
--------------------------------------------------------------------------------
   Total                                                 58.0    55.1      5%
================================================================================
Total Daily Average Trades
   Online                                               162.1   186.7    (13%)
   TeleBroker and Schwab by Phone                         6.7     8.7    (23)
   Regional client telephone service
     centers, branch offices, and other                  27.2    37.7    (28)
--------------------------------------------------------------------------------
  Total                                                 196.0    233.1  (16%)
================================================================================

   As shown in the following table, the total number of revenue trades executed by the Company has decreased 23% as the number of client accounts that traded and client trading activity per account that traded have declined.

--------------------------------------------------------------------------------
                                                        Six Months
                                                          Ended
Commissions Earned on                                    June 30,      Percent
   Client Revenue Trades                              2002      2001    Change
--------------------------------------------------------------------------------
Client accounts that traded during
   the period (in thousands)                         2,014     2,224    (9%)
Average client revenue trades
   per account that traded                             8.5      10.0   (15)
Total revenue trades
   (in thousands)                                   17,104    22,247   (23)
Trading frequency proxy (1)                            3.7       4.6   (20)
Number of trading days                                 124       125    (1)
Average commission per
   revenue trade                                    $36.99    $34.13     8
Commissions earned on client
   revenue trades (in millions) (2)                 $  633    $  759   (17)
--------------------------------------------------------------------------------
(1)  Represents annualized revenue trades per $100,000 in client assets.
(2) Includes certain non-commission revenues relating to the execution of client trades. Excludes commissions on trades relating to specialist operations and U.S. Trust commissions on trades.

Net Interest Revenue

   Net interest revenue was $439 million for the first half of 2002, down $50 million, or 10%, from the first half of 2001 as shown in the following table (in millions):


--------------------------------------------------------------------------------
                                                    Six Months
                                                       Ended
                                                     June 30,       Percent
                                                  2002      2001     Change
--------------------------------------------------------------------------------
Interest Revenue
Margin loans to clients                         $  261    $  513      (49%)
Investments, client-related                        168       320      (48)
Private banking loans                              119       116        3
Securities available for sale                       39        42       (7)
Other                                               38        87      (56)
--------------------------------------------------------------------------------
   Total                                           625     1,078      (42)
--------------------------------------------------------------------------------
Interest Expense
Brokerage client cash balances                      98       460      (79)
Deposits from banking clients                       46        74      (38)
Long-term debt                                      27        29       (7)
Short-term borrowings                               13        10       30
Stock-lending activities                             2        14      (86)
Other                                                          2      n/m
--------------------------------------------------------------------------------
   Total                                           186       589      (68)
--------------------------------------------------------------------------------
Net interest revenue                            $  439    $  489      (10%)
================================================================================
n/m  Not meaningful

   Client-related and other daily average balances, interest rates, and average net interest spread for the first halves of 2002 and 2001 are summarized in the following table (dollars in millions):

--------------------------------------------------------------------------------
                                                         Six Months Ended
                                                             June 30,
                                                          2002       2001
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Investments (client-related):
  Average balance outstanding                        $  17,674  $  13,171
  Average interest rate                                  1.92%      4.90%
Margin loans to clients:
  Average balance outstanding                        $   9,097  $  12,860
  Average interest rate                                  5.78%      8.04%
Private banking loans:
  Average balance outstanding                        $   4,079  $   3,167
  Average interest rate                                  5.87%      7.39%
Securities available for sale:
  Average balance outstanding                        $   1,501  $   1,329
  Average interest rate                                  5.18%      6.34%
Average yield on interest-earning assets                 3.65%      6.54%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                        $  23,256  $  22,375
  Average interest rate                                   .86%      4.14%
Interest-bearing banking deposits:
  Average balance outstanding                        $   3,832  $   3,315
  Average interest rate                                  2.41%      4.52%
Other interest-bearing sources:
  Average balance outstanding                        $   1,041  $   1,299
  Average interest rate                                  2.25%      4.66%
Average noninterest-bearing portion                  $   4,222  $   3,538
Average interest rate on funding sources                  .98%      3.72%
Summary:
  Average yield on interest-earning assets               3.65%      6.54%
  Average interest rate on funding sources                .98%      3.72%
--------------------------------------------------------------------------------
Average net interest spread                              2.67%      2.82%
--------------------------------------------------------------------------------

   The decrease in net interest revenue from the first half of 2001 was due to the factors described in the comparison between the three-month periods.

Principal Transactions

   Principal transaction revenues were $100 million for the first half of 2002, down $50 million, or 33%, from the first half of 2001, as shown in the following table (in millions):
--------------------------------------------------------------------------------
                                                       Six Months
                                                          Ended
                                                        June 30,    Percent
Principal Transactions                                2002    2001   Change
--------------------------------------------------------------------------------
Fixed income securities                               $ 47    $ 29     62%
Nasdaq and other equity securities                      47     109    (57)
Other                                                    6      12    (50)
--------------------------------------------------------------------------------
   Total                                              $100    $150    (33%)
================================================================================

   The decrease in principal transaction revenues was due to the change to decimal pricing, which was not fully implemented in the first quarter of 2001, as well as the factors described in the comparison between the three-month periods.

Other Revenues

   Other revenues were $81 million for the first half of 2002, up $17 million, or 27%, from the first half of 2001. This increase was due to the factors described in the comparison between the three-month periods, as well as a gain recorded on the sale of the Company's Canadian operations in the first quarter of 2002.

EXPENSES EXCLUDING INTEREST

   Total expenses excluding interest for the first half of 2002 declined $311 million, or 15%, from the first half of 2001. The Company's initiatives under its restructuring plan and other expense reduction measures have resulted in decreases in most expense categories during the first half of 2002 when compared to the first half of 2001. The Company recorded total pre-tax charges of $30 million in the first half of 2002 for restructuring charges under its restructuring plan. In the first half of 2001, the Company recorded total pre-tax restructuring and other charges of $145 million.
   Compensation and benefits expense was $941 million for the first half of 2002, down $31 million, or 3%, from the first half of 2001 primarily due to a reduction in full-time equivalent employees, partially offset by the accrual of discretionary bonuses to employees in the first half of 2002. The following table shows a comparison of certain compensation and benefits components and employee data (in thousands):

--------------------------------------------------------------------------------
                                                             Six Months
                                                                Ended
                                                              June 30,
                                                            2002    2001
--------------------------------------------------------------------------------
Compensation and benefits expense as a
   % of total revenues                                       45%     43%
Variable compensation as a
   % of compensation and benefits expense                    14%     10%
Compensation for temporary employees,
   contractors and overtime hours as a
   % of compensation and benefits expense                     5%      7%
Full-time equivalent employees
   (at end of period) (1)                                   19.1    22.4
Revenues per average full-time equivalent
   employee                                               $108.8  $ 93.2
--------------------------------------------------------------------------------
(1)  Includes  full-time,   part-time,  and  temporary  employees,  and  persons
     employed on a contract basis.

   Communications expense was $137 million for the first half of 2002, down $48 million, or 26%, from the first half of 2001. This decrease was due to the factors described in the comparison between the three-month periods.
   Advertising and market development expense was $105 million for the first half of 2002, down $39 million, or 27%, from the first half of 2001. This decrease was primarily a result of reductions in television and print media spending as part of the Company's expense reduction measures.
   Goodwill amortization expense for the first half of 2001 was $32 million. Upon adoption of SFAS No. 142 on January 1, 2002, amortization of the existing goodwill ceased and therefore there was no such expense in the first half of 2002. The Company did not record any goodwill impairment charges in the first half of 2002 upon completion of the initial transitional impairment test under SFAS No. 142.
   The Company's effective income tax rate was 37.7% for the first half of 2002, down from 44.6% for the first half of 2001. The decrease was due to the factors described in the comparison between the three-month periods.

                         Liquidity and Capital Resources

   CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended. CSC conducts virtually all business through its wholly owned subsidiaries. The capital structure among CSC and its subsidiaries is designed to provide each entity with capital and liquidity consistent with its operations. See note "10 - Regulatory Requirements" in the Notes to Condensed Consolidated Financial Statements.

Liquidity

CSC

   CSC's liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. As discussed below, Schwab, CSC's depository institution subsidiaries, and SCM are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs, meeting CSC's depository institution subsidiaries' capital guidelines, and maintaining Schwab's and SCM's net capital. Based on their respective regulatory capital ratios at June 30, 2002, the Company and its depository institution subsidiaries are considered well capitalized.
   CSC has liquidity needs that arise from its issued and outstanding $597 million Senior Medium-Term Notes,

Series A (Medium-Term Notes), as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes have maturities ranging from 2002 to 2010 and fixed interest rates ranging from 6.04% to 8.05% with interest payable semiannually (see Item 3 - Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Swaps). The Medium-Term Notes are rated A2 by Moody's Investors Service, A- by Standard & Poor's Ratings Group (S&P), and A by Fitch IBCA, Inc. (Fitch). The rating by S&P was lowered to A-from A on August 1, 2002. The rating by Fitch was lowered to A from A+ on May 17, 2002.
   CSC has a prospectus supplement on file with the Securities and Exchange Commission enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At June 30, 2002, all of these notes remained unissued.
   CSC has authorization from its Board of Directors to issue up to $1.0 billion in commercial paper. At June 30, 2002, no commercial paper has been issued. CSC's ratings for these short-term borrowings are P-1 by Moody's Investors Service, A-2 by S&P, and F1 by Fitch. The rating by S&P was lowered to A-2 from A-1 on August 1, 2002.
   In June 2002, CSC established a $1.0 billion committed, unsecured credit facility with a group of twenty-two banks which is scheduled to expire in June 2003. This facility replaced a similar $1.2 billion facility that expired in June 2002. CSC reduced the size of the new facility due to its current and expected liquidity requirements. These facilities were unused during the first six months of 2002. Any issuances under CSC's commercial paper program will reduce the amount available under this facility. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of tangible net worth, and Schwab and SCM to maintain specified levels of net capital, as defined. Management believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements.
   CSC also has direct access to $670 million of the $770 million uncommitted, unsecured bank credit lines, provided by eight banks that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. These lines were not used by CSC during the first six months of 2002.

Schwab

   Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $23.3 billion and $25.0 billion at June 30, 2002 and December 31, 2001, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
   Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $1 million. At June 30, 2002, Schwab's net capital was $1.1 billion (13% of aggregate debit balances), which was $952 million in excess of its minimum required net capital and $698 million in excess of 5% of aggregate debit balances. Schwab has historically targeted net capital to be at least 10% of its aggregate debit balances, which primarily consist of client margin loans.
   To manage Schwab's regulatory capital position, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility maturing in September 2003, of which $220 million was outstanding at June 30, 2002. At quarter end, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from CSC maturing in 2004. Borrowings under these subordinated lending arrangements qualify as regulatory capital for Schwab.
   To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of eight banks totaling $770 million at June 30, 2002 (as noted previously, $670 million of these lines are also available for CSC to use). The need for short-term borrowings arises primarily from timing differences between cash flow requirements and the scheduled liquidation of interest-bearing investments. Schwab used such borrowings for 8 days during the first six months of 2002, with the daily amounts borrowed averaging $44 million. There were no borrowings outstanding under these lines at June 30, 2002.
   To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab had unsecured letter of credit agreements with ten banks in favor of the OCC aggregating $765 million at June 30, 2002. Schwab pays a fee to maintain these letters of credit. No funds were drawn under these letters of credit at June 30, 2002.

U.S. Trust

   U.S. Trust's liquidity needs are generally met through earnings generated by its operations.
   U.S. Trust is subject to the Federal Reserve Board's risk-based and leverage capital guidelines. These regulations require banks and bank holding companies to maintain minimum levels of capital. In addition, CSC's depository institution subsidiaries are subject to limitations on the amount of dividends they can pay to USTC.
   In addition to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements, CSC's depository institution subsidiaries have established their own external funding sources. At June 30, 2002, U.S. Trust had $50 million in Trust Preferred Capital Securities outstanding with a fixed interest rate of 8.41%. Certain of CSC's depository institution subsidiaries have established credit facilities with the Federal Home Loan Bank System (FHLB) totaling $697 million. At June 30, 2002, $300 million in short-term borrowings and $101 million in long-term debt were outstanding under these facilities. Additionally, at June 30, 2002, U.S. Trust had $595 million of federal funds purchased and $366 million of repurchase agreements outstanding.
   CSC provides U.S. Trust with a $300 million short-term credit facility maturing in 2003. Borrowings under this facility do not qualify as regulatory capital for U.S. Trust. The amount outstanding under this facility was $30 million at June 30, 2002.

SCM

   SCM's liquidity needs are generally met through earnings generated by its operations. Most of SCM's assets are liquid, consisting primarily of cash and cash equivalents, marketable securities, and receivables from brokers, dealers and clearing organizations.
   SCM's liquidity is affected by the same net capital regulatory requirements as Schwab (see discussion above). At June 30, 2002, SCM's net capital was $133 million, which was $132 million in excess of its minimum required net capital.
   SCM may borrow up to $150 million under a subordinated lending arrangement with CSC maturing in 2003. Borrowings under this arrangement qualify as regulatory capital for SCM. The amount outstanding under this facility was $125 million at June 30, 2002 and had been reduced to $60 million at July 31, 2002. The advances under this facility reflect increased intra-day capital needs at SCM to support the expansion of its institutional equities business. In addition, CSC provides SCM with a $50 million short-term credit facility. Borrowings under this arrangement do not qualify as regulatory capital for SCM. No funds were drawn under this facility at June 30, 2002.

Liquidity Risk Factors

   Specific risk factors which may affect the Company's liquidity position are discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Liquidity Risk Factors" in the Company's 2001 Annual Report to Stockholders, which is filed as Exhibit
13.1 to the Company's Form 10-K for the year ended December 31, 2001. There have been no material changes to these liquidity risk factors in the first half of 2002.

Cash Flows and Capital Resources

   Net income plus depreciation and amortization including goodwill amortization was $356 million for the first half of 2002, down 11% from $398 million for the first half of 2001. Depreciation and amortization expense related to equipment, office facilities and property was $159 million for the first half of 2002, as compared to $162 million for the first half of 2001, or 8% and 7% of revenues for each period, respectively. Amortization expense related to intangible assets was $5 million for each of the first halves of 2002 and 2001. Goodwill amortization expense was $32 million for the first half of 2001.
   The Company's cash position (reported as cash and cash equivalents on the condensed consolidated balance sheet) and cash flows are affected by changes in brokerage client cash balances and the associated amounts required to be segregated under federal or other regulatory guidelines. Timing differences between cash and investments actually segregated on a given date and the amount required to be segregated for that date may arise in the ordinary course of business and are addressed by the Company in accordance with applicable regulations. Other factors which affect the Company's cash position and cash flows include investment activity in securities owned, levels of capital expenditures, banking client deposit and loan activity, financing activity in short-term borrowings and long-term debt, and repurchases of CSC's common stock. In the first half of 2002, cash and cash equivalents decreased $1.9 billion, or 43%, to $2.5 billion primarily due to movements of brokerage client-related funds to meet segregation requirements, decreases in brokerage client cash balances and banking client deposits, and increases in investments in securities available for sale. Management does not believe that this decline in cash and cash equivalents is an indication of a trend.
   The Company's capital expenditures were $72 million in the first half of 2002 and $208 million in the first half of 2001, or 3% and 9% of revenues for each period, respectively. Capital expenditures in the first half of 2002 were for software and equipment relating to the Company's information technology systems and certain facilities. Capital expenditures as described above include the capitalized costs for developing internal-use software of $36 million in the first half of 2002 and $47 million in the first half of 2001. As discussed in the Company's 2001 Annual Report to Stockholders, which is filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2001, management anticipated that 2002 capital expenditures would be approximately 10% to 20% lower than 2001 spending. Due to a continued
economic slowdown and management's continued focus on cost containment, the Company further reduced its capital expenditures in the first half of 2002. Management currently anticipates that full-year 2002 capital expenditures will be approximately 30% to 40% lower than 2001 levels.
   During the first half of 2002, 3 million of the Company's stock options, with a weighted-average exercise price of $6.67, were exercised with cash proceeds received by the Company of $19 million and a related tax benefit of $4 million. The cash proceeds are recorded as an increase in cash and a corresponding increase in stockholders' equity. The tax benefit is recorded as a reduction in income taxes payable and a corresponding increase in stockholders' equity.
   The Company borrowed $100 million and repaid $82 million of long-term debt during the first half of 2002.
   During the first half of 2002, CSC repurchased 3 million shares of its common stock for $31 million. During the first half of 2001, CSC repurchased 8 million shares of its common stock for $144 million. At June 30, 2002, the authorization granted by the Board of Directors allows for future repurchases of CSC's common stock totaling up to $368 million of the original $500 million authorization.
   During each of the first halves of 2002 and 2001, the Company paid common stock cash dividends of $30 million.
   The Company monitors both the relative composition and absolute level of its capital structure. The Company's total financial capital (long-term debt plus stockholders' equity) at June 30, 2002 was $5.1 billion, up $203 million, or 4%, from December 31, 2001. At June 30, 2002, the Company had long-term debt of $751 million, or 15% of total financial capital, that bears interest at a weighted-average rate of 6.89%. At June 30, 2002, the Company's stockholders' equity was $4.3 billion, or 85% of total financial capital.

Commitments

   A summary of the Company's principal contractual obligations and other commitments as of June 30, 2002 is shown in the following table (in millions). Management believes that funds generated by its operations, as well as cash provided by external financing, will continue to be the primary funding sources in meeting these obligations and commitments.

--------------------------------------------------------------------------------

                                      Less than  1 - 3    4 - 5  After 5
                                        1 Year   Years    Years   Years    Total
--------------------------------------------------------------------------------

Operating leases (1)                     $  153  $  862   $ 254   $  764  $2,033
Long-term debt (2)                           32     337     106      273     748
Short-term borrowings                     1,274                            1,274
Credit-related financial
   instruments (3)                          565     115                      680
Other commitments (4)                         6                                6
--------------------------------------------------------------------------------
   Total                                 $2,030  $1,314   $ 360   $1,037  $4,741
================================================================================
(1) Includes minimum rental commitments and maximum guaranteed residual values under noncancelable leases for office space and equipment.
(2) Excludes the effect of interest rate swaps, see Item 3 - Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Swaps.
(3) Includes U.S. Trust firm commitments to extend credit primarily for mortgage loans to private banking clients and standby letters of credit.
(4)  Includes committed capital contributions to venture capital funds.

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


Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk

Financial Instruments Held For Trading Purposes

   The Company held municipal, other fixed income and government securities, and certificates of deposit with a fair value of approximately $59 million and $36 million at June 30, 2002 and December 31, 2001, respectively. These securities, and the associated interest rate risk, are not material to the Company's financial position, results of operations, or cash flows.
   The Company maintains inventories in exchange-listed, Nasdaq, and other equity securities on both a long and short basis. The fair value of these securities at June 30, 2002 was $153 million in long positions and $50 million in short positions. The fair value of these securities at December 31, 2001 was $167 million in long positions and $27 million in short positions. Using a hypothetical 10% increase or decrease in prices, the potential loss or gain in fair value is estimated to be approximately $10 million and $14 million at June 30, 2002 and December 31, 2001, respectively, due to the offset of change in fair value in long and short positions. In addition, the Company generally enters into exchange-traded futures and options to hedge against potential losses in equity inventory positions, thus offsetting this potential loss exposure. A hypothetical 10% change in fair value of the futures and options at June 30, 2002 and December 31, 2001 would substantially offset the potential loss or gain on the equity securities discussed above. The notional amount and fair value of futures and options were not material to the Company's condensed consolidated balance sheets at June 30, 2002 and December 31, 2001.

Financial Instruments Held For Purposes Other Than Trading

Deferred Compensation

   The Company maintains investments in mutual funds related to its deferred compensation plan, which is available to certain employees. These investments were approximately $55 million and $61 million at June 30, 2002 and December 31, 2001, respectively. These securities, and the associated market risk, are not material to the Company's financial position, results of operations, or cash flows.

Debt Issuances

   At June 30, 2002, CSC had $597 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 6.04% to 8.05%. At December 31, 2001, CSC had $679 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 6.04% to 8.05%. See "Interest Rate Swaps" below.
   At June 30, 2002 and December 31, 2001, U.S. Trust had $50 million Trust Preferred Capital Securities outstanding, with a fixed interest rate of 8.41%. In addition at June 30, 2002 and December 31, 2001, U.S. Trust had $101 million and $1 million FHLB long-term debt outstanding, respectively. The FHLB long-term debt had fixed interest rates ranging from 3.90% to 6.69% at June 30, 2002 and a fixed interest rate of 6.69% at December 31, 2001.
   The Company has fixed cash flow requirements regarding these long-term debt obligations due to the fixed rate of interest. The fair value of these obligations at June 30, 2002 and December 31, 2001, based on estimates of market rates for debt with similar terms and remaining maturities, approximated their carrying amount.

Interest Rate Swaps

   As part of its consolidated asset and liability management process, the Company utilizes interest rate swaps (Swaps) to manage interest rate risk.
   U.S. Trust uses Swaps to hedge the interest rate risk associated with its variable rate deposits from banking clients. These Swaps call for U.S. Trust to receive a variable rate of interest and pay a fixed rate of interest. At June 30, 2002, these Swaps had a weighted-average variable interest rate of 1.91%, a weighted-average fixed interest rate of 6.36%, a weighted-average maturity of
2.1 years, and an aggregate notional principal amount of $880 million. At December 31, 2001, the notional principal amount of such Swaps totaled $905 million, and they carried a weighted-average variable interest rate of 2.15%, a weighted-average fixed interest rate of 6.37%, and a weighted-average maturity of 2.6 years. These Swaps have been designated as cash flow hedges under SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, and are recorded on the condensed consolidated balance sheet, with changes in their fair values primarily recorded in other comprehensive income (loss), a component of stockholders' equity. At June 30, 2002 and December 31, 2001, U.S. Trust recorded a derivative liability of $55 million and $54 million, respectively, for these Swaps.
   During the second quarter of 2002, CSC entered into Swaps with an aggregate notional principal amount of $293 million that effectively alter the interest rate characteristics of a like amount of its Medium-Term Notes. These Swaps call for CSC to receive a fixed rate of interest and pay a variable rate of interest based on three-month LIBOR. At June 30, 2002, the net effect of the Swaps converted the Medium-Term Notes from a weighted-average fixed interest rate of 7.57% to a weighted-average variable interest rate of 4.34%. The variable interest rates reset every three months. These Swaps have been designated as fair value hedges under SFAS No. 133, and are recorded on the condensed consolidated balance sheet. Changes in fair value of the Swaps are completely offset by changes in fair value of the hedged Medium-Term Notes, resulting in no effect on earnings. At June 30, 2002, CSC recorded a derivative asset of $3 million for these Swaps. Concurrently, the carrying value of the Medium-Term Notes was increased by $3 million.

Net Interest Revenue Simulation

   The Company uses net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation model (the model) includes all interest-sensitive assets and liabilities, as well as Swaps utilized by the Company to hedge its interest rate risk. Key variables in the model include assumed margin loan and brokerage client cash balance growth or decline, changes to the level and term structure of interest rates, the repricing of financial instruments, prepayment and reinvestment assumptions, loan, banking deposit, and brokerage client cash balance pricing and volume assumptions. The simulations involve assumptions that are inherently uncertain and as a result, the simulations cannot precisely estimate net interest revenue or precisely predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies, including changes in asset and liability mix.
   As demonstrated by the simulations presented below, the Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when rates fall (i.e., interest-earning assets are repricing more quickly than interest-bearing liabilities). The Swaps entered into during the second quarter of 2002 have the effect of increasing the repricing frequency of interest-bearing liabilities, thereby reducing the Company's consolidated interest-rate sensitivity.
   The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the effect of a gradual 100 basis point increase or decrease in interest rates relative to the Company's current base rate forecast on simulated net interest revenue over the next twelve months at June 30, 2002 and December 31, 2001.

--------------------------------------------------------------------------------
Impact on Net Interest Revenue                           June 30,  December 31,
Percentage Increase (Decrease)                             2002        2001
--------------------------------------------------------------------------------
Increase of 100 basis points                               1.5%        3.8%
Decrease of 100 basis points                              (4.0%)      (7.0%)
--------------------------------------------------------------------------------
   The impact of the Company's hedging activities upon net interest revenue for the quarters ended June 30, 2002 and December 31, 2001 was immaterial to the Company's results of operations.

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings

   United States Trust Company of New York (U.S. Trust NY) was Escrow Agent and Indenture Trustee in connection with an offering of approximately $130 million in senior secured redeemable notes issued in July 1998 by Epic Resorts, LLC (Epic Notes). In January 2002, certain noteholders filed a complaint in the Supreme Court of New York, New York County against U.S. Trust NY alleging that U.S. Trust NY failed to comply with its obligations as Escrow Agent and Indenture Trustee for the Epic Notes, and are seeking damages. Although USTC sold its Corporate Trust business in 2001, under the sale agreement, USTC retains liability arising from certain litigation, including this case. The plaintiff noteholders claim that as a result of the alleged breaches, they suffered financial losses, including losing their investment in the Epic Notes. U.S. Trust NY has answered the complaint, denying plaintiffs' allegations and asserting affirmative defenses, and intends to vigorously defend the lawsuit.
   The nature of the Company's business, including its new products and services, subjects it to claims, lawsuits, regulatory examinations, and other proceedings in the ordinary course of business. The results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company's results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company's financial condition and results of operations. However, it is the opinion of management, after consultation with legal counsel, that the ultimate outcome of current matters will not have a material adverse impact on the financial condition or operating results of the Company.


Item 2.     Changes in Securities and Use of Proceeds

     None.


Item 3.     Defaults Upon Senior Securities

     None.


Item 4.     Submission of Matters to a Vote of Security Holders

   CSC's Annual Meeting of Stockholders was held on May 13, 2002, and a total of 1,096,840,478 shares were present in person or by proxy at the Annual Meeting. CSC's stockholders voted upon the following proposals:

Proposal No. 1 - Election of Four Directors:

                                             Shares For       Shares Withheld
                                            -----------      -----------------
Frank C. Herringer                         1,062,658,100        34,182,378
Stephen T. McLin                           1,076,630,429        20,210,049
Charles R. Schwab                           992,880,934         103,959,544
Roger O. Walther                           1,068,032,148        28,808,330

Proposal No. 2 - Approval of an Amendment to the Corporate Executive Bonus Plan:

             Shares For         Shares Against       Abstentions
            -------------      ---------------      -------------
            1,003,629,221         82,962,197          10,249,060

Proposal No. 3 - Approval of an Amendment to the Annual Executive Individual Performance Plan:

             Shares For         Shares Against       Abstentions
            -------------      ---------------      -------------
            1,009,168,288         77,742,968          9,929,222

With respect to each of the above proposals, there were no broker non-votes.


Item 5.     Other Information

   Effective April 17, 2002, CSC's Board of Directors appointed Paula A. Sneed to the Board, filling a seat left vacant by Condoleezza Rice when she resigned in January 2001 to become the National Security Advisor in the Bush administration. Ms. Sneed is Group Vice President and President of E-Commerce and Marketing Services for Kraft Foods North America, part of Kraft Foods Inc.
   On July 16, 2002, CSC's Board of Directors appointed the following individuals to their respective positions:

William L. Atwell              Executive Vice              Effective
                               President,                June 19, 2002
                               President of Schwab
                               Institutional

John Philip Coghlan            Vice Chairman and           Effective
                               President of Retail       July 8, 2002

Jody L. Bilney                 Executive Vice              Effective
                               President and Chief       July 22, 2002
                               Marketing Officer

   With these appointments, Mr. Atwell and Ms. Bilney became members of the Company's Executive Committee, expanding it from eight to ten members. Mr. Coghlan was already a member of the Executive Committee.
   Mr. Atwell succeeded Mr. Coghlan as President of Schwab Institutional upon Mr. Coghlan's appointment as President of Retail. The Retail enterprise had been headed by David S. Pottruck, President and Co-Chief Executive Officer of the Company, on an interim basis since February 19, 2002.


Item 6.     Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q.

--------------------------------------------------------------------------------
Exhibit
Number                  Exhibit
--------------------------------------------------------------------------------

10.239 The Charles Schwab Corporation Annual Executive Individual Performance Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 13, 2002 (supersedes Exhibit 10.211).

10.240 The Charles Schwab Corporation Corporate Executive Bonus Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 13, 2002 (supersedes Exhibit 10.212).

10.241 Credit Agreement (364-Day Commitment) dated as of June 21, 2002 between the Registrant and the financial institutions listed therein (supersedes Exhibit 10.238).

12.1                Computation of Ratio of Earnings to Fixed Charges.

99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

99.3 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.
--------------------------------------------------------------------------------

(b)  Reports on Form 8-K

     None.

                         THE CHARLES SCHWAB CORPORATION

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               THE  CHARLES  SCHWAB  CORPORATION
                                                         (Registrant)





Date:  August 13, 2002                          /s/   Christopher V. Dodds
      -----------------                        ---------------------------------
                                                     Christopher V. Dodds
                                                 Executive Vice President and
                                                    Chief Financial Officer