Form 10-Q
period 2002-09-30
SCHWAB CHARLES CORP
filed 2002-11-12
CIK 316709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 2002  Commission file number 1-9700



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

               1,343,647,397 shares of $.01 par value Common Stock
                         Outstanding on October 31, 2002

                         THE CHARLES SCHWAB CORPORATION

                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 2002

                                      Index

                                                                        Page
                                                                        ----
Part I - Financial Information

 Item 1. Condensed Consolidated Financial Statements:

             Statement of Income                                         1
             Balance Sheet                                               2
             Statement of Cash Flows                                     3
             Notes                                                     4 - 10

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          11 - 27

 Item 3. Quantitative and Qualitative Disclosures About Market Risk   27 - 29

 Item 4. Controls and Procedures                                         29

Part II - Other Information

 Item 1. Legal Proceedings                                            29 - 30

 Item 2. Changes in Securities and Use of Proceeds                       30

 Item 3. Defaults Upon Senior Securities                                 30

 Item 4. Submission of Matters to a Vote of Security Holders             30

 Item 5. Other Information                                               31

 Item 6. Exhibits and Reports on Form 8-K                                31

Signature                                                                32

Certifications                                                        33 - 35


                                                   Part I - FINANCIAL INFORMATION
                                         Item 1. Condensed Consolidated Financial Statements

                                                   THE CHARLES SCHWAB CORPORATION

                                             Condensed Consolidated Statement of Income
                                               (In millions, except per share amounts)
                                                             (Unaudited)

                                                                       Three Months Ended                    Nine Months Ended
                                                                          September 30,                         September 30,
                                                                        2002        2001                    2002        2001
 -----------------------------------------------------------------------------------------------------------------------------------
 Revenues
   Asset management and administration fees                           $  434      $  420                     $1,325      $1,239
   Commissions                                                           309         276                        906       1,025
   Interest revenue                                                      295         431                        920       1,509
   Interest expense                                                      (86)       (201)                      (272)       (790)
                                                                      -------     -------                    -------     -------
     Net interest revenue                                                209         230                        648         719
   Principal transactions                                                 47          42                        147         192
   Other                                                                  32          55                        113         119
 -----------------------------------------------------------------------------------------------------------------------------------
     Total                                                             1,031       1,023                      3,139       3,294
 -----------------------------------------------------------------------------------------------------------------------------------

 Expenses Excluding Interest
   Compensation and benefits                                             472         461                      1,413       1,433
   Other compensation - merger retention programs                                     14                         22          44
   Occupancy and equipment                                               113         127                        349         372
   Communications                                                         63          79                        200         264
   Depreciation and amortization                                          79          85                        243         252
   Advertising and market development                                     51          41                        156         185
   Professional services                                                  42          38                        138         144
   Commissions, clearance and floor brokerage                             20          20                         55          71
   Goodwill amortization                                                              17                                     49
   Restructuring and other charges                                       160          99                        190         244
   Other                                                                  36          16                         92          72
 -----------------------------------------------------------------------------------------------------------------------------------
     Total                                                             1,036         997                      2,858       3,130
 -----------------------------------------------------------------------------------------------------------------------------------

 Income (loss) before taxes on income (loss) and extraordinary gain       (5)         26                        281         164
 Tax expense (benefit) on income (loss)                                   (1)         13                        105          73
 -----------------------------------------------------------------------------------------------------------------------------------

 Income (loss) before extraordinary gain                                  (4)         13                        176          91
 Extraordinary gain on sale of corporate trust business, net of tax                                              12         121
 -----------------------------------------------------------------------------------------------------------------------------------


 Net Income (Loss)                                                    $   (4)     $   13                     $  188      $  212
 ===================================================================================================================================

 Weighted-Average Common Shares Outstanding - Diluted                  1,358       1,395                      1,382       1,403
 ===================================================================================================================================

 Earnings Per Share - Basic
   Income (loss) before extraordinary gain                            $  .00      $  .01                     $  .13      $  .07
   Extraordinary gain, net of tax                                                                            $  .01      $  .08
   Net income (loss)                                                  $  .00      $  .01                     $  .14      $  .15

 Earnings Per Share - Diluted
   Income (loss) before extraordinary gain                            $  .00      $  .01                     $  .13      $  .07
   Extraordinary gain, net of tax                                                                            $  .01      $  .08
   Net income (loss)                                                  $  .00      $  .01                     $  .14      $  .15
 ===================================================================================================================================
 Dividends Declared Per Common Share                                  $.0110      $.0110                     $.0330      $.0330
 ===================================================================================================================================


 See Notes to Condensed Consolidated Financial Statements.
                                                                - 1 -


                                                   THE CHARLES SCHWAB CORPORATION

                                                Condensed Consolidated Balance Sheet
                                          (In millions, except share and per share amounts)
                                                             (Unaudited)

                                                                                                September 30,           December 31,
                                                                                                    2002                    2001
------------------------------------------------------------------------------------------------------------------------------------
Assets
  Cash and cash equivalents                                                                      $  2,502                $  4,407
  Cash and investments segregated and on deposit for federal or other regulatory purposes(1) (including resale agreements of $15,163 in 2002
      and $14,811 in 2001)                                                                         19,216                  17,741
  Securities owned - at market value (including securities pledged of $406
      in 2002 and $185 in 2001)                                                                     1,883                   1,700
  Receivables from brokers, dealers and clearing organizations                                        197                     446
  Receivables from brokerage clients - net                                                          7,051                   9,620
  Loans to banking clients - net                                                                    4,334                   4,046
  Equipment, office facilities and property - net                                                     917                   1,058
  Goodwill - net                                                                                      627                     628
  Other assets                                                                                        841                     818
------------------------------------------------------------------------------------------------------------------------------------

      Total                                                                                      $ 37,568                $ 40,464
====================================================================================================================================

Liabilities and Stockholders' Equity
  Deposits from banking clients                                                                  $  4,700                $  5,448
  Drafts payable                                                                                      218                     396
  Payables to brokers, dealers and clearing organizations                                           1,101                     833
  Payables to brokerage clients                                                                    24,776                  26,989
  Accrued expenses and other liabilities                                                            1,218                   1,327
  Short-term borrowings                                                                               760                     578
  Long-term debt                                                                                      652                     730
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                            33,425                  36,301
------------------------------------------------------------------------------------------------------------------------------------

  Stockholders' equity:
      Preferred stock - 9,940,000 shares authorized; $.01 par value per share;
         none issued
      Common stock - 3 billion shares authorized; $.01 par value per share;
         1,391,990,776 and 1,391,673,494 shares issued in 2002 and 2001, respectively                  14                      14
      Additional paid-in capital                                                                    1,737                   1,726
      Retained earnings                                                                             2,882                   2,794
      Treasury stock - 41,531,809 and 23,110,972 shares in 2002 and 2001,
         respectively, at cost                                                                       (431)                   (295)
      Unamortized stock-based compensation                                                            (37)                    (39)
      Accumulated other comprehensive loss                                                            (22)                    (37)
------------------------------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                                               4,143                   4,163
------------------------------------------------------------------------------------------------------------------------------------

               Total                                                                             $ 37,568                $ 40,464
====================================================================================================================================

(1)  Amounts included  represent actual balances on deposit,  whereas cash and investments  required to be segregated for federal or other regulatory  purposes were $19,151 million and $18,261 million at September 30, 2002 and December 31, 2001,  respectively.
     On October 2, 2002, the Company deposited an additional $309 million into its segregated cash portfolio. As of January 3, 2002, the Company had deposited $710 million to meet its segregated cash requirement.

See Notes to Condensed Consolidated Financial Statements.
                                                               - 2 -


                                                   THE CHARLES SCHWAB CORPORATION

                                           Condensed Consolidated Statement of Cash Flows
                                                            (In millions)
                                                             (Unaudited)

                                                                                                             Nine Months Ended
                                                                                                               September 30,
                                                                                                           2002              2001
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income                                                                                            $   188           $   212
     Adjustments to reconcile net income to net cash used for operating activities:
        Depreciation and amortization                                                                       243               252
        Goodwill amortization                                                                                                  49
        Compensation payable in common stock                                                                 19                25
        Deferred income taxes                                                                                44               (25)
        Tax benefits from stock options exercised and other stock-based compensation                          3                27
        Non-cash restructuring and other charges                                                             17                49
        Net gain on sale of an investment                                                                                     (26)
        Extraordinary gain on sale of corporate trust business, net of tax                                  (12)             (121)
        Other                                                                                                (4)                7
     Net change in:
        Cash and investments segregated and on deposit for federal or other
          regulatory purposes                                                                            (1,531)           (6,231)
        Securities owned (excluding securities available for sale)                                           42                36
        Receivables from brokers, dealers and clearing organizations                                        245                 7
        Receivables from brokerage clients                                                                2,540             7,000
        Other assets                                                                                        (61)              (11)
        Drafts payable                                                                                     (177)             (264)
        Payables to brokers, dealers and clearing organizations                                             269              (263)
        Payables to brokerage clients                                                                    (2,134)           (1,314)
        Accrued expenses and other liabilities                                                              (69)             (162)
------------------------------------------------------------------------------------------------------------------------------------
          Net cash used for operating activities                                                           (378)             (753)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
     Purchases of securities available for sale                                                          (1,085)             (871)
     Proceeds from sales of securities available for sale                                                   578               399
     Proceeds from maturities, calls and mandatory redemptions of securities
        available for sale                                                                                  275               377
     Net increase in loans to banking clients                                                              (483)             (657)
     Proceeds from sale of banking client loans                                                             196
     Purchase of equipment, office facilities and property - net                                           (114)             (266)
     Cash payments for business combinations and investments, net of cash received                                            (24)
     Proceeds from sales of investments                                                                                        49
     Proceeds from sale of Canadian operations                                                               26
     Proceeds from sale of corporate trust business                                                                           273
------------------------------------------------------------------------------------------------------------------------------------
          Net cash used for investing activities                                                           (607)             (720)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
     Net change in deposits from banking clients                                                           (748)               64
     Net increase in short-term borrowings                                                                  182               668
     Proceeds from long-term debt                                                                           100
     Repayment of long-term debt                                                                           (203)              (35)
     Dividends paid                                                                                         (45)              (46)
     Purchase of treasury stock                                                                            (230)             (315)
     Proceeds from stock options exercised                                                                   23                21
------------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used for) financing activities                                             (921)              357
------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                                  1                 1
------------------------------------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                                                    (1,905)           (1,115)
Cash and Cash Equivalents at Beginning of Period                                                          4,407             4,876
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                              $ 2,502           $ 3,761
====================================================================================================================================


See Notes to Condensed Consolidated Financial Statements.
                                                               - 3 -


                         THE CHARLES SCHWAB CORPORATION

              Notes to Condensed Consolidated Financial Statements
       (Tabular Amounts in Millions, Except Per Share Amounts and Ratios)
                                   (Unaudited)

1. Basis of Presentation

     The Charles Schwab Corporation (CSC) is a financial holding company engaged, through its subsidiaries, in securities brokerage and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 394 domestic branch offices in 48 states, as well as a branch in the Commonwealth of Puerto Rico. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services with 34 offices in 12 states. Other subsidiaries include Charles Schwab Europe, a retail securities brokerage firm located in the United Kingdom, Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, Schwab Capital Markets L.P. (SCM), a market maker in Nasdaq and other securities providing trade execution services primarily to broker-dealers and institutional clients, and CyberTrader, Inc. (CyberTrader), an electronic trading technology and brokerage firm providing services to highly active, online investors.
     The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. All adjustments were of a normal recurring nature, except as discussed in Note "2 - Accounting Change." Certain items in prior periods' financial statements have been reclassified to conform to the 2002 presentation. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report to Stockholders on Form 10-K and the Company's Quarterly Report on Form 10-Q for the periods ended March 31, 2002 and June 30, 2002. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period.


2. Accounting Change

     Statement of Financial Accounting Standards (SFAS) No. 142 - Goodwill and Other Intangible Assets, was issued in June 2001. Under the provisions of SFAS No. 142, companies are no longer permitted to amortize goodwill and certain intangible assets with an indefinite useful life. Instead, these assets must be reviewed at least annually for possible impairment under new criteria. The Company adopted SFAS No. 142 and accordingly discontinued the amortization of goodwill as of January 1, 2002. During the second quarter of 2002, the Company completed the transitional goodwill impairment test as required and did not record any impairment charges. Except for the cessation of goodwill amortization, the adoption of SFAS No. 142 did not have a material impact on the Company's financial position, results of operations, earnings per share (EPS), or cash flows.
     The decrease in goodwill during the first nine months of 2002 was primarily due to the sale of the Company's Canadian operations, partially offset by the effects of foreign currency translation adjustments. The carrying amount of goodwill, net of accumulated amortization, attributable to each of the Company's reportable segments is presented in the following table:

--------------------------------------------------------------------------------
                                            September 30,        December 31,
                                                2002                 2001
--------------------------------------------------------------------------------
Individual Investor                            $ 438                $ 440
Institutional Investor                             5                    5
Capital Markets                                   25                   25
U.S. Trust                                       159                  158
--------------------------------------------------------------------------------
   Total                                       $ 627                $ 628
================================================================================

     The following table compares net income and EPS for the three and nine months ended September 30, 2002, which excludes goodwill amortization, with net income and EPS for the three and nine months ended September 30, 2001, which has been adjusted to exclude goodwill amortization.

--------------------------------------------------------------------------------
                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                           2002      2001      2002      2001
                                       (Reported) (Adjusted)(Reported)(Adjusted)
--------------------------------------------------------------------------------
Net income:
  Reported income (loss)
    before extraordinary gain             $  (4)     $  13     $ 176     $  91
  Add: Goodwill amortization,
    net of tax                                          17                  49
--------------------------------------------------------------------------------
  Reported/adjusted
    income (loss) before
    extraordinary gain                       (4)        30       176       140
  Extraordinary gain, net of tax                                  12       121
--------------------------------------------------------------------------------
  Reported/adjusted
    net income (loss)                     $  (4)     $  30     $ 188     $ 261
================================================================================
Basic and diluted EPS:
  Reported EPS before
    extraordinary gain                    $ .00      $ .01     $ .13     $ .07
  Add: Goodwill amortization                           .01                 .03
--------------------------------------------------------------------------------
  Reported/adjusted EPS before
    extraordinary gain                      .00        .02       .13       .10
  Extraordinary gain, net of tax                                 .01       .08
--------------------------------------------------------------------------------
    Reported/adjusted EPS                 $ .00      $ .02     $ .14     $ .18
================================================================================


3. New Accounting Standards

     Long-Lived Assets: SFAS No.144 - Accounting for the Impairment or Disposal of Long-Lived Assets was issued in August 2001 and addresses the financial accounting and reporting for the impairment or disposal of long-lived assets (e.g., equipment and office facilities). This statement supersedes SFAS No. 121
- Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and certain accounting and reporting provisions of Accounting Principles Board Opinion No. 30 - Reporting the Results of Operations. The Company adopted this statement on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position, results of operations, EPS, or cash flows.
     SFAS No. 146 - Accounting for Costs Associated with Exit or Disposal Activities was issued in June 2002 and addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 - Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 may affect the timing of recognizing future restructuring costs, as well as the amounts recognized. The Company is required to adopt this statement for exit or disposal activities initiated after December 31, 2002.


4. Restructuring

     The Company recorded pre-tax restructuring charges for the third quarter of 2002 and the nine months ended September 30, 2002 as follows:

--------------------------------------------------------------------------------
                                                      Three               Nine
Period ended September 30, 2002                       Months              Months
--------------------------------------------------------------------------------
2002 Initiatives                                      $  94                $  94
2001 Initiatives                                         66                   96
--------------------------------------------------------------------------------
Total restructuring charges                           $ 160                $ 190
================================================================================

2002 Initiatives

     In the third quarter of 2002, the Company commenced additional restructuring initiatives due to continued difficult market conditions. These initiatives are intended to reduce operating expenses and adjust the Company's organizational structure to improve productivity, enhance efficiency, and increase profitability. The restructuring initiatives include further reductions in workforce and facilities. The Company recorded pre-tax restructuring charges of $94 million in the third quarter of 2002 related to these restructuring initiatives. The Company expects to recognize additional restructuring charges during the fourth quarter of 2002 as it completes these restructuring initiatives. The actual costs of these restructuring initiatives could differ from the estimated costs, depending primarily on the Company's ability to sublease properties.

Workforce: During the third quarter of 2002, the Company closed its telephone service center in Austin, Texas, eliminating 300 jobs, and also eliminated 70 support and administrative positions across its four other service centers located in Denver, Indianapolis, Orlando, and Phoenix. The Company recorded charges of $12 million related to these workforce reductions in the third quarter of 2002. Additionally, the Company expects that reductions in full-time equivalent employees in the fourth quarter of 2002 will total approximately 1,900, including approximately 1,750 through mandatory staff reductions and approximately 150 related to a reduction in contractors. The workforce reduction encompasses employees from all of the Company's segments. In the third quarter of 2002, the Company recorded charges of $32 million related to the 60-day notice period provided to these impacted employees (excluding contractors). The remaining severance pay and benefits, which become contractual obligations only when the impacted employee signs a severance agreement, will be recorded in the fourth quarter of 2002.

Facilities: The restructuring charges recognized in the third quarter of 2002 include facility exit costs which are net of estimated sublease income. The restructuring charges also include write-downs of leasehold improvements, telecommunications infrastructure, and fixed assets removed from service at these facilities.

     A summary of pre-tax restructuring charges related to the Company's 2002 restructuring initiatives for the third quarter of 2002 and the nine months ended September 30, 2002 is as follows:

--------------------------------------------------------------------------------
Three and nine months ended September 30, 2002
--------------------------------------------------------------------------------
Workforce reduction:
   Severance pay and benefits                                        $  43
   Non-cash compensation expense for officers' stock options             1
--------------------------------------------------------------------------------
     Total workforce reduction                                          44
--------------------------------------------------------------------------------
Facilities reduction:
   Non-cancelable lease costs, net of estimated sublease income         37
   Write-downs of leasehold improvements, telecommunications
     infrastructure, and fixed assets removed from service              13
--------------------------------------------------------------------------------
     Total facilities reduction                                         50
--------------------------------------------------------------------------------
Total restructuring charges                                          $  94
================================================================================

     A summary of the activity in the restructuring liability related to the Company's 2002 restructuring initiatives for the third quarter of 2002 and the nine months ended September 30, 2002 is as follows:

--------------------------------------------------------------------------------
Three and nine months                    Workforce      Facilities
   ended September 30, 2002              Reduction      Reduction       Total
--------------------------------------------------------------------------------
Restructuring charges                     $  44          $   50        $   94
Utilization:
   Cash payments                             (8)                           (8)
   Non-cash charges (1)                      (1)            (13)          (14)
--------------------------------------------------------------------------------
Balance at September 30, 2002             $  35 (2)      $   37 (3)    $   72
================================================================================

(1) Primarily includes charges for write-downs of leasehold improvements, telecommunications infrastructure, and fixed assets removed from service, as well as officers' stock-based compensation.
(2) The Company expects to substantially utilize the remaining workforce reduction liability through cash payments for severance pay and benefits over the respective severance periods through 2003.
(3) The Company expects to substantially utilize the remaining facilities reduction liability through cash payments for the net lease expense over the respective lease terms through 2013.

2001 Initiatives

     In the second quarter of 2001, the Company initiated a restructuring plan to reduce operating expenses. The restructuring plan included a workforce reduction, a reduction in operating facilities, and the removal of certain systems hardware, software, and equipment from service. Included in these initiatives are costs associated with the withdrawal from certain international operations. In the third quarter of 2002, the Company recorded pre-tax restructuring charges related to its 2001 restructuring initiatives of $66 million, virtually all of which resulted from changes in estimates of sublease income due to a continued deterioration of the commercial real estate market. Total pre-tax restructuring charges related to the Company's 2001 restructuring initiatives for the first nine months of 2002 were $96 million. The actual costs of these initiatives could differ from the estimated costs, depending primarily on the Company's ability to sublease properties.
     A summary of the activity in the restructuring liability related to the Company's 2001 restructuring initiatives for the third quarter of 2002 and the nine months ended September 30, 2002 is as follows:

--------------------------------------------------------------------------------
Three months ended                 Workforce     Facilities  Systems
   September 30, 2002              Reduction     Reduction   Removal     Total
--------------------------------------------------------------------------------
Balance at
   June 30, 2002                    $  31         $  79       $   1      $ 111
Restructuring charges                   1            65 (1)                 66
Utilization:
   Cash payments                      (14)           (9)         (1)       (24)
--------------------------------------------------------------------------------
Balance at
   September 30, 2002               $  18 (2)     $ 135 (3)              $ 153
================================================================================

--------------------------------------------------------------------------------
Nine months ended                  Workforce     Facilities  Systems
   September 30, 2002              Reduction     Reduction   Removal     Total
--------------------------------------------------------------------------------
Balance at
   December 31, 2001                $  74         $  97       $   4      $ 175
Restructuring charges                  19            76 (1)       1         96
Utilization:
   Cash payments                      (72)          (38)         (5)      (115)
   Non-cash charges (4)                (3)                                  (3)
--------------------------------------------------------------------------------
Balance at
   September 30, 2002               $  18 (2)     $ 135 (3)              $ 153
================================================================================

(1) Includes $65 million primarily due to changes in estimates of sublease income resulting from a continued deterioration of the commercial real estate market.
(2) The Company expects to substantially utilize the remaining workforce reduction liability through cash payments for severance pay and benefits over the respective severance periods through 2003.
(3) The Company expects to substantially utilize the remaining facilities reduction liability through cash payments for the net lease expense over the respective lease terms through 2017.
(4)  Primarily includes charges for officers' stock-based compensation.

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


6. Allowance for Credit Losses on Banking Loans and Nonperforming Assets

     Loans to banking clients of $4.3 billion at September 30, 2002 and $4.0 billion at December 31, 2001 are presented net of the related allowance for credit losses. The allowance for credit losses on banking loans was $23 million at September 30, 2002 and $21 million at December 31, 2001. Recoveries and charge-offs were not material for each of the three- and nine-month periods ended September 30, 2002 and 2001.
     Nonperforming assets consisted of non-accrual loans of $1 million at September 30, 2002 and $5 million at December 31, 2001.


7. Loan Securitization

     During the second quarter of 2002, U.S. Trust securitized and sold residential mortgage loans originated through its private banking business. This transaction was accounted for as a sale under the requirements of SFAS No. 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. U.S. Trust received $196 million in proceeds from the sale and recognized a gain of $1 million. The senior mortgage pass-through certificates that were created by the securitization process were sold to third parties. U.S. Trust retained all other securities created by the process, primarily comprised of subordinated securities with total par value of $5 million. Any credit losses on the securitized loans will be assigned to U.S. Trust, as holder of the subordinated securities, up to the $5 million par value. The estimated fair value of the retained securities was $6 million at September 30, 2002 and was included in securities owned on the Company's condensed consolidated balance sheet. U.S. Trust has not guaranteed the mortgage loans as this transaction was structured without recourse to U.S. Trust or the Company.


8. Comprehensive Income

     Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is presented in the following table:

--------------------------------------------------------------------------------
                                              Three                  Nine
                                          Months Ended           Months Ended
                                          September 30,          September 30,
                                          2002     2001          2002     2001
--------------------------------------------------------------------------------
Net income (loss)                        $  (4)   $  13         $ 188    $ 212
Other comprehensive income (loss):
   Cumulative effect of accounting
     change for adoption of
     SFAS No. 133                                                          (12)
   Net loss on cash flow
     hedging instruments                    (8)     (17)          (10)     (24)
   Foreign currency translation
     adjustment                              2        1             8       (5)
   Change in net unrealized gain
     on securities available for sale       10       13            17       16
--------------------------------------------------------------------------------
Total comprehensive income,
   net of tax                                     $  10         $ 203    $ 187
================================================================================

9. Earnings Per Share

     Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. EPS under the basic and diluted computations are presented in the following table:

--------------------------------------------------------------------------------
                                                 Three              Nine
                                              Months Ended      Months Ended
                                              September 30,     September 30,
                                             2002     2001     2002      2001
--------------------------------------------------------------------------------
Net income (loss)                           $ (4)     $ 13     $188      $212
================================================================================
Weighted-average common
   shares outstanding - basic              1,358     1,373    1,364     1,376
Common stock equivalent shares
   related to stock incentive plans                     22       18        27
--------------------------------------------------------------------------------
Weighted-average common
   shares outstanding - diluted            1,358     1,395    1,382     1,403
================================================================================
Basic EPS:
Income (loss) before
   extraordinary gain                       $.00      $.01     $.13      $.07
Extraordinary gain, net of tax                                 $.01      $.08
Net income (loss)                           $.00      $.01     $.14      $.15
================================================================================
Diluted EPS:
Income (loss) before
   extraordinary gain (1)                   $.00      $.01     $.13      $.07
Extraordinary gain, net of tax                                 $.01      $.08
Net income (loss)                           $.00      $.01     $.14      $.15
================================================================================
(1) For the three months ended September 30, 2002 this computation excludes common stock equivalent shares related to stock incentive plans of 14 million because inclusion of such shares would be antidilutive.

     The computation of diluted EPS for the nine months ended September 30, 2002 and 2001, respectively, excludes outstanding stock options to purchase 114 million and 84 million shares, respectively, because the exercise prices for those options were greater than the average market price of the common shares, and therefore the effect would be antidilutive.


10. Regulatory Requirements

     CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended (the Act).
     Under the Act, the Federal Reserve Board has established consolidated capital requirements for bank holding companies. CSC is subject to those requirements. The regulatory capital and ratios of the Company, U.S. Trust, and United States Trust Company of New York (U.S. Trust NY) are presented in the following table:

--------------------------------------------------------------------------------
                                           2002                 2001
                                      --------------       --------------
September 30,                         Amount Ratio(1)      Amount Ratio(1)
--------------------------------------------------------------------------------

Tier 1 Capital:
  Company                            $ 3,574    23.5%     $ 3,662    20.5%
  U.S. Trust                         $   618    17.5%     $   572    16.9%
  U.S. Trust NY                      $   381    13.4%     $   333    12.5%
Total Capital:
  Company                            $ 3,601    23.7%     $ 3,689    20.6%
  U.S. Trust                         $   641    18.2%     $   593    17.6%
  U.S. Trust NY                      $   401    14.1%     $   351    13.2%
Tier 1 Leverage:
  Company                            $ 3,574     9.6%     $ 3,662    10.2%
  U.S. Trust                         $   618     9.5%     $   572     9.6%
  U.S. Trust NY                      $   381     7.3%     $   333     7.2%
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

     Based on their respective regulatory capital ratios at September 30, 2002 and 2001, the Company, U.S. Trust, and U.S. Trust NY are considered well capitalized (the highest category). There are no conditions or events that management believes have changed the Company's, U.S. Trust's, or U.S. Trust NY's well-capitalized status.
     Schwab and SCM are subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule). Schwab and SCM compute net capital under the alternative method permitted by the Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. The minimum dollar requirement for both Schwab and SCM is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement. At September 30, 2002, Schwab's net capital was $1.2 billion (17% of aggregate debit balances), which was $1.0 billion in excess of its minimum required net capital and $825 million in excess of 5% of aggregate debit balances. At September 30, 2002, SCM's net capital was $67 million, which was $66 million in excess of its minimum required net capital.


11. Commitments and Contingent Liabilities

     During 2001, the Company began occupying and making lease payments on a newly renovated office building. The lease for the building was arranged by working with a bank to create an unconsolidated special purpose trust (Trust). The Trust, through an agent, raised the $245 million needed to acquire and renovate the building by issuing long-term debt ($235 million) and raising equity capital ($10 million). The Company's lease payments to the Trust vary with fluctuations in interest rates and are structured to cover the interest on the debt obligations and a specified return on the equity (defined in the Trust Agreement as 1.75% above the one-month LIBOR rate). This financing arrangement is known as a synthetic lease. Upon the expiration of the lease in June 2005, the Company may renew the lease for an additional five years subject to certain approvals and conditions, or arrange a sale of the office building to a third party. The Company also has an option to purchase the office building for $245 million at any time after June 18, 2003. The Company has provided the Trust with a residual value guarantee, which means that if the building is sold to a third party the Company is responsible for making up any shortfall between the actual sales price and the $245 million funded by the Trust, up to a maximum of $202 million. In March 2002, the Company secured an appraisal of the estimated fair value of the building at the end of the initial lease term in June 2005. On the basis of this appraisal, the Company determined that it was probable that the value of the property at the end of the lease term would be less than the residual value guaranteed by approximately $45 million. This deficiency of $45 million is being amortized as rent expense on a straight-line basis over the period from January 2002 to June 2005. Adjustments to this amortization will be made on a prospective basis if it is determined that the estimate of the probable deficiency has changed.
     The nature of the Company's business subjects it to claims, lawsuits, regulatory examinations, and other proceedings in the ordinary course of business. The results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company's results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company's financial condition, results of operations, and cash flows. However, it is the opinion of management, after consultation with legal counsel, that the ultimate outcome of existing claims and proceedings will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company. For further discussion of legal proceedings, see Part II - Other Information, Item 1 - Legal Proceedings.


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

--------------------------------------------------------------------------------
                                                Three                Nine
                                            Months Ended         Months Ended
                                            September 30,        September 30,
                                           2002       2001      2002       2001
-------------------------------------------------------------------------------
Revenues:
Individual Investor                      $  593     $  576    $1,804     $1,893
Institutional Investor                      214        200       638        616
Capital Markets                              64         58       194        264
U.S. Trust                                  160        163       503        495
--------------------------------------------------------------------------------
Operating revenues                        1,031        997     3,139      3,268
Non-operating revenues (1)                              26                   26
--------------------------------------------------------------------------------
  Total                                  $1,031     $1,023    $3,139     $3,294
================================================================================
Operating income before taxes:
Individual Investor                      $   64     $   35    $  193     $  147
Institutional Investor                       61         64       182        203
Capital Markets                              (1)        (2)       12         28
U.S. Trust (2)                               31         33       111         95
--------------------------------------------------------------------------------
Operating income before taxes               155        130       498        473
Non-operating revenues (1)                              26                   26
Restructuring and other charges (3)        (160)       (99)     (190)      (244)
Merger- and acquisition-related
  charges (4)                                          (31)      (27)       (91)
--------------------------------------------------------------------------------
Income (loss) before taxes on income
  (loss) and extraordinary gain              (5)        26       281        164
Tax expense (benefit) on income              (1)        13       105         73
Extraordinary gain on sale of
  corporate trust business, net of tax                            12        121
--------------------------------------------------------------------------------
Net Income (Loss)                        $   (4)    $   13    $  188     $  212
================================================================================
(1)  Primarily consists of a gain on the sale of an investment.
(2) Excludes an extraordinary pre-tax gain of $22 million for the nine months ended September 30, 2002 and $221 million for the nine months ended September 30, 2001.
(3) Restructuring charges include costs relating to workforce, facilities, systems hardware, software, and equipment reductions. In 2001, other charges include a regulatory fine, professional service fees for operational and risk management remediation, and the write-off of certain software development costs.
(4) Includes retention program compensation related to the merger with USTC, and intangible asset amortization and retention program compensation related to the acquisition of CyberTrader. The retention programs related to the acquisition of CyberTrader and the merger with USTC ended in March 2002 and May 2002, respectively. For 2001, amount also includes goodwill amortization, which ceased on January 1, 2002 upon the adoption of SFAS No. 142 (see note "2 - Accounting Change").


13. Supplemental Cash Flow Information

     Certain information affecting the cash flows of the Company is presented in the following table:

--------------------------------------------------------------------------------
                                                                  Nine
                                                             Months Ended
                                                             September 30,
                                                            2002       2001
--------------------------------------------------------------------------------

Income taxes paid                                          $  81      $  84
================================================================================
Interest paid:
  Brokerage client cash balances                           $ 143      $ 614
  Deposits from banking clients                               65        104
  Long-term debt                                              51         56
  Stock-lending activities                                     3         19
  Short-term borrowings                                       19         15
  Other                                                                   5
--------------------------------------------------------------------------------
Total interest paid                                        $ 281      $ 813
================================================================================
Non-cash investing and financing activities:
  Common stock and options issued
   for purchase of businesses                              $   4      $  36
================================================================================

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

                             Description of Business

     The Company: The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide securities brokerage and related financial services for 8.0 million active client accounts(a). Client assets in these accounts totaled $726.8 billion at September 30, 2002. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 394 domestic branch offices in 48 states, as well as a branch in the Commonwealth of Puerto Rico. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services with 34 offices in 12 states. Other subsidiaries include Charles Schwab Europe, a retail securities brokerage firm located in the United Kingdom, Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, Schwab Capital Markets L.P. (SCM), a market maker in Nasdaq and other securities providing trade execution services primarily to broker-dealers and institutional clients, and CyberTrader, Inc. (CyberTrader), an electronic trading technology and brokerage firm providing services to highly active, online investors.
     The  Company  provides  financial  services to  individuals,  institutional clients, and broker-dealers through four segments - Individual Investor, Institutional Investor, Capital Markets, and U.S. Trust. The Individual Investor segment includes the Company's domestic and international retail operations. The Institutional Investor segment provides custodial, trading, and support services to independent financial advisors, serves company 401(k) plan sponsors and third-party administrators, and supports company stock option plans and stock purchase programs. The Capital Markets segment provides trade execution services in Nasdaq, exchange-listed, and other securities primarily to broker-dealers, including Schwab, and institutional clients. The U.S. Trust segment provides investment and wealth management, fiduciary services, and private banking services to individual and institutional clients.
     Business Strategy: The Company's infrastructure and resources are focused on pursuing six strategic priorities:
- providing the spectrum of affluent investors with the advice, relationships, and choices that support their desired investment outcomes;
- delivering the information, technology, service, and pricing needed to remain a leader in serving active traders;
- continuing to provide high quality service to clients with smaller investment portfolios;
- providing individual investing services through employers, including retirement and option plans as well as personal brokerage accounts;
- offering selected banking services and developing investment products that give clients greater control and understanding of their finances; and
- retaining a strong capital markets business to address investors' financial product and trade execution needs.

     For further discussion of the Company's business strategy, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Description of Business - Business Strategy" in the Company's 2001 Annual Report to Stockholders, which is filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2001. See also Item 1 - Business - Narrative Description of Business - "Products, Services, and Advice Offerings" in the Company's Form 10-K for the year ended December 31, 2001. Significant recent developments relating to certain of these strategic priorities, as well as other significant developments, follows:

     Services for Affluent Investors: Schwab Private Client is a fee-based service designed to help clients who want access to an ongoing, one-on-one advice relationship with a designated Schwab consultant while retaining control over their investment decisions. Schwab Private Client was expanded nationwide in May 2002. In the third quarter of 2002, 3,000 clients signed up for this service, bringing the total number of participants to over 5,000 as of September 30, 2002. The Schwab Private Client service includes over 150 designated Schwab consultants and their support teams, serving 360 branch offices nationwide, at September 30, 2002.
     For self-directed affluent investors, the Company introduced Schwab Signature Platinum(R), the successor to the Schwab Signature Services(TM) program. Schwab Signature Platinum enables Schwab to provide a select group of its larger clients with a tailored set of benefits and services, including priority access, an enhanced suite of investing resources, and preferred pricing.
     The Schwab Advisor Network(TM) is the successor to the Schwab AdvisorSource(R) referral program, with over 330 participating independent, fee-based investment advisors (IAs) at September 30, 2002. These IAs provide customized and personalized portfolio management and financial planning services to investors who prefer to delegate their financial management responsibilities to an independent


--------
(a)      Accounts with balances or activity within the preceding eight months.

professional. During the third quarter of 2002, Schwab conducted advisor education workshops on operational, trading, and technology solutions to help IAs grow their businesses efficiently. These workshops were held in 18 cities and attracted 1,100 attendees.

     Services  for Active  Traders:  The  Company  made  several  technological, pricing, and service improvements to its offerings for actively trading investors in the third quarter of 2002. The Company enhanced its CyberTrader(R) Web Trading platform to include real-time market data, direct access technology, intelligent order routing, options trading, and premium stock research. The Company also reduced pricing across all of CyberTrader's platforms; prices now range from $9.95 for trades executed through the CyberTrader Web site to $12.95 for trades executed through the CyberX2(TM) platform. Additionally, the
CyberTrader offering was expanded to include a broader client base - the enhanced pricing and technology are available to clients who trade as few as ten times per month. To support representatives' conversations with actively trading clients, the Company introduced Active Trader Street, an internal Web site that provides Schwab representatives with a comprehensive suite of investing perspectives, trading strategies, and educational tools.

     Corporate Services: In the third quarter of 2002, the Company introduced a monthly online report that allows retirement plan sponsors to monitor activity and investment performance in their plans against customized criteria and benchmarks. If a fund deviates from the pre-established criteria, plan sponsors receive an email alert automatically. The report also provides plan asset allocations and trend data, market commentary, industry data, fund summaries and the most recent mutual fund Schwab Focus List(TM), which is specifically designed for retirement plan sponsors.

     Banking and Other Financial Products: In the second quarter of 2002, the Company filed applications with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation to establish a national bank and to obtain deposit insurance for the bank. The Company is awaiting preliminary approval from the Comptroller of the Currency in order to file applications with the Board of Governors of the Federal Reserve System (Federal Reserve Board). Subject to regulatory approvals, the Company expects to commence banking operations in early 2003.

     Capital Markets: The Company expanded its Schwab BondSource(TM) platform in the third quarter of 2002 to provide additional information, new analytical tools, and enhanced fixed income securities price quotes to support more efficient client service. Client assets in fixed income securities were a record $117.5 billion at September 30, 2002, an increase of $19.3 billion, or 20%, from a year ago.

     Other Significant Developments: The Company continued to combine people and technology through several important technology-based initiatives during the third quarter of 2002. Representatives from the Schwab Center for Investment Research(R), Schwab Equity Research, and Schwab Investment Center hosted a Webcast designed to help investors navigate the current markets. Along with advice on investment objectives, diversification, and risk management, the representatives shared their perspectives on the current downturn and possible investment opportunities. Also, Schwab added a feature to its Web site to guide prospective clients to selected service offerings, based on their individual investing behavior and needs.
     In the third quarter of 2002, Schwab expanded its proprietary funds offering by introducing the Schwab Hedged Equity Fund(TM), which invests in both long and short positions and is designed to provide investors with long-term capital appreciation with less volatility than the broad market. This fund, along with the Schwab Core Equity Fund(TM) introduced in the second quarter of 2002, combines the equity selection capabilities of Schwab Equity Ratings(TM) with the diversification and convenience of a mutual fund.

     Restructuring: The Company recorded pre-tax restructuring charges for the third quarter of 2002 and the nine months ended September 30, 2002 as follows (in millions):

--------------------------------------------------------------------------------
                                                    Three              Nine
Period ended September 30, 2002                     Months             Months
--------------------------------------------------------------------------------
2002 Initiatives:
   Workforce reduction                              $  44              $  44
   Facilities reduction                                50                 50
--------------------------------------------------------------------------------
     Total 2002 Initiatives                            94                 94
--------------------------------------------------------------------------------
2001 Initiatives:
   Workforce reduction                                  1                 19
   Facilities reduction                                65                 76
   Systems removal                                                         1
--------------------------------------------------------------------------------
     Total 2001 Initiatives                            66                 96
--------------------------------------------------------------------------------
Total restructuring charges                         $ 160              $ 190
================================================================================

2002 Initiatives

     In the third quarter of 2002, the Company commenced additional restructuring initiatives due to continued difficult market conditions. These initiatives are intended to reduce operating expenses and adjust the Company's organizational structure to improve productivity, enhance efficiency, and increase profitability. The restructuring initiatives include further reductions in workforce and facilities. The Company recorded pre-tax restructuring charges of $94 million in the third quarter of 2002 related to these restructuring initiatives. This amount includes

$12 million for workforce reductions related to the closure of the Company's telephone service center in Austin, Texas, in the third quarter of 2002, and a reduction of phone-based client support staff at the remaining four service centers. Additionally, the Company expects that reductions in full-time equivalent employees in the fourth quarter of 2002 will total approximately 1,900, including approximately 1,750 through mandatory staff reductions and approximately 150 related to a reduction in contractors. In the third quarter of 2002, the Company recorded charges of $32 million related to the 60-day notice period provided to these impacted employees (excluding contractors). The remaining severance pay and benefits, which become contractual obligations only when the impacted employee signs a severance agreement, will be recorded in the fourth quarter of 2002. The Company expects to recognize additional pre-tax restructuring charges in the fourth quarter of 2002 of approximately $90 million for workforce reductions. As the Company works toward completing these restructuring initiatives and assesses the impact of its workforce reductions, additional charges for further reductions in operating facilities are possible. The Company estimates that its 2002 restructuring initiatives will reduce pre-tax operating expenses for full-year 2003 by approximately $250 million compared to annualized second quarter 2002 operating expenses. Expected reductions include approximately $150 million in compensation and benefits for mandatory staff reductions, approximately $50 million in professional services and other expenses, and approximately $50 million in spending for development projects and advertising. A portion of these reductions in operating expenses, however, will likely be used to enhance employee bonuses.

2001 Initiatives

     In addition, the Company recorded pre-tax restructuring charges related to the Company's 2001 restructuring initiatives of $66 million in the third quarter of 2002, virtually all of which resulted from changes in estimates of sublease income due to a continued deterioration of the commercial real estate market.

     For further information on the Company's restructuring initiatives, see note "4 - Restructuring" in the Notes to Condensed Consolidated Financial Statements.

                                 Risk Management

     For discussion on the Company's principal risks and some of the policies and procedures for risk identification, assessment, and mitigation, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management" in the Company's 2001 Annual Report to Stockholders, which is filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2001. See Liquidity and Capital Resources of this report for a discussion on liquidity risk; and see Item 3 - Quantitative and Qualitative Disclosures About Market Risk for additional information relating to market risk.
     The Company entered into a number of new insurance policies during the quarter ended September 30, 2002 to replace and renew policies that were expiring. Given the current state of the insurance market, the Company was confronted with higher levels of rates and deductibles for coverages similar to those which were replaced. These rates and deductibles were comparable to those available to other participants in the insurance market. The increases in deductibles could have a material adverse effect on the Company's results of operations in any future period, depending partly on the results for that period.
     Given the nature of the Company's revenues, expenses, and risk profile, the Company's earnings and CSC's common stock price have been and may continue to be subject to significant volatility from period to period. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period. Risk is inherent in the Company's business. Consequently, despite the Company's attempts to identify areas of risk, oversee operational areas involving risk, and implement policies and procedures designed to mitigate risk, there can be no assurance that the Company will not suffer unexpected losses due to operating or other risks.

                           Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as "believe," "expect," "intend," "plan," "will," "may," and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management's beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company's senior management. These statements relate to, among other things, the Company's ability to achieve its strategic priorities (see Description of Business - Business Strategy), the impact of the restructuring plan on the Company's results of operations (see Description of Business - Restructuring), insurance coverage (see Description of Business - Risk Management), sources of liquidity and capital (see Liquidity and Capital Resources - Liquidity and - Commitments), the Company's cash position, cash flows, capital expenditures, and development spending (see Liquidity and Capital Resources

- Cash Flows and Capital Resources), net interest expense under interest rate swaps (see Item 3 - Quantitative and Qualitative Disclosures About Market Risk - Financial Instruments Held For Purposes Other Than Trading - Interest Rate Swaps), and contingent liabilities (see Part II - Other Information, Item 1 - Legal Proceedings). Achievement of the expressed expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed expectations described in these statements.
     Important factors that may cause such differences are noted in this interim report and include, but are not limited to: the effect of client trading patterns on Company revenues and earnings; changes in revenues and profit margin due to cyclical securities markets and fluctuations in interest rates; the level and continuing volatility of equity prices; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices, trading volumes, and investor confidence; the size and number of the Company's insurance claims; and a significant decline in the real estate market, including the Company's ability to sublease certain properties. Other more general factors that may cause such differences include, but are not limited to: the Company's inability to attract and retain key personnel; the timing and impact of changes in the Company's level of investments in personnel, technology, or advertising; changes in technology; computer system failures and security breaches; evolving legislation, regulation, accounting pronouncements, and changing industry practices adversely affecting the Company; adverse results of litigation; the inability to obtain external financing at acceptable rates; the effects of competitors' pricing, product, and service decisions; and intensified industry competition and consolidation.

                          Critical Accounting Policies

     Certain of the Company's accounting policies that involve a higher degree of judgment and complexity are discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition - Critical Accounting Policies" in the Company's 2001 Annual Report to Stockholders, which is filed as
Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2001. There have been no material changes to these critical accounting policies during the first nine months of 2002.

                Three Months Ended September 30, 2002 Compared To
                     Three Months Ended September 30, 2001

     All references to earnings per share information in this report reflect diluted earnings per share unless otherwise noted.

FINANCIAL OVERVIEW

     The Company's financial performance in the third quarter of 2002 was adversely affected by decreases in client trading activity as investor confidence continued to be weighed down by persistent securities market declines, concerns about corporate governance, and geopolitical developments. Despite the difficult market environment that prevailed during the third quarter of 2002, the Company's trading revenues increased 12% from the third quarter of 2001. The increase in trading revenues was partially due to a higher number of trading days in the third quarter of 2002, as well as higher revenue per share traded (reflected in commission revenues) and higher client fixed income securities trading activity (reflected in principal transactions revenues).
     Non-trading revenues, which include asset management and administration fees, interest revenue, net of interest expense (referred to as net interest revenue), and other revenues, decreased 4% in the third quarter of 2002 compared to the year-ago level. The decrease in non-trading revenues was primarily due to a 42% decrease in other revenue and a 9% decrease in net interest revenue, partially offset by a 3% increase in asset management and administration fees. The decrease in other revenues was primarily due to a gain on the sale of an investment recorded in the third quarter of 2001. Average margin loans to clients in the third quarter of 2002 decreased 33% from year-ago levels, which primarily caused the decline in net interest revenue. The increase in asset management and administration fees primarily resulted from higher account fees.
     Total expenses excluding interest during the third quarter of 2002 were $1.0 billion, up 4% from the third quarter of 2001. This increase resulted primarily from higher restructuring charges in the third quarter of 2002, partially offset by decreases in certain expenses as a result of the Company's continued expense reduction measures.
     In evaluating the Company's financial performance, management uses adjusted operating income, which excludes non-operating items as detailed in the following table. Management believes that operating income is a useful indicator of its ongoing financial performance, and a tool that can provide meaningful insight into financial performance without the effects of certain material items that are not expected to be an ongoing part of operations (e.g., extraordinary gains, restructuring and other charges, and merger- and acquisition-related charges). In this manner, operating income assists both management and investors in assessing the Company's financial performance over extended periods of time. The Company's after-tax operating income for the third quarter of 2002 was $96 million, up 19% from the third quarter of 2001, and its after-tax operating profit margin for the third quarter of 2002 was 9.4%, up from 8.2% for the third quarter of 2001. A reconciliation of the Company's operating income to net income is shown in the following table (in millions):
--------------------------------------------------------------------------------
                                               Three Months
                                                   Ended
                                               September 30,            Percent
                                               2002     2001            Change
--------------------------------------------------------------------------------
Operating income, after tax                   $  96    $  81               19%
Non-operating items:
   Other income (1)                                       26
   Restructuring charges (2)                   (160)     (99)              62
   Merger- and acquisition-related charges (3)           (31)
--------------------------------------------------------------------------------
     Total non-operating items                 (160)    (104)              54
       Tax effect                                60       36               67
--------------------------------------------------------------------------------
Total non-operating items, after tax           (100)     (68)              47
--------------------------------------------------------------------------------
Net income (loss)                             $  (4)   $  13              n/m
================================================================================
(1)  Primarily consists of a gain on the sale of an investment.
(2) Restructuring charges include costs relating to workforce, facilities, systems hardware, software, and equipment reductions.
(3) Includes retention program compensation related to the merger with USTC, and intangible asset amortization and retention program compensation related to the acquisition of CyberTrader. The retention programs related to the acquisition of CyberTrader and the merger with USTC ended in March 2002 and May 2002, respectively. For the three months ended September 30, 2001, amount also includes goodwill amortization, which ceased on January 1, 2002 upon the adoption of Statement of Financial Accounting Standards No. 142.
n/m  Not meaningful

     The Company's operating income before taxes for the third quarter of 2002 was $155 million, up $25 million, or 19%, from the third quarter of 2001 primarily due to an increase of $29 million, or 83%, in the Individual Investor segment, partially offset by a decrease of $3 million, or 5%, in the Institutional Investor segment. The increase in the Individual Investor segment was primarily due to lower expenses resulting from the Company's workforce reduction under its restructuring plan. As certain technology, corporate, and general administrative expenses are allocated to segments based upon their full-time equivalent employees, a proportionately larger allocation of expenses was assigned to the Institutional Investor segment for the third quarter of 2002, which, along with an increase in certain direct costs, resulted in the operating income decline in that segment.
     The Company recognized a net loss of $4 million for the third quarter of 2002, compared to net income of $13 million, or $.01 per share, for the third quarter of 2001. The Company's after-tax profit margin for the third quarter of 2002 was (.3%), down from 1.3% for the third quarter of 2001.
     The annualized return on stockholders' equity for the third quarter of 2002 was 0%, down from 1% for the third quarter of 2001.

REVENUES

     Revenues increased by $8 million, or 1%, to $1.0 billion in the third quarter of 2002 compared to the third quarter of 2001, due to a $33 million, or 12%, increase in commission revenues, a $14 million, or 3%, increase in asset management and administration fees and a $5 million, or 12%, increase in principal transaction revenues. These increases were partially offset by a $21 million, or 9%, decrease in net interest revenue and a $23 million, or 42%, decrease in other revenues. The Company's non-trading revenues represented 65% of total revenues for the third quarter of 2002, as compared to 69% for the third quarter of 2001 as shown in the following table:

--------------------------------------------------------------------------------
                                                                  Three Months
                                                                      Ended
                                                                  September 30,
Composition of Revenues                                          2002      2001
--------------------------------------------------------------------------------
Commissions                                                       30%       27%
Principal transactions                                             5         4
--------------------------------------------------------------------------------
   Total trading revenues                                         35        31
--------------------------------------------------------------------------------
Asset management and administration fees                          42        41
Net interest revenue                                              20        22
Other                                                              3         6
--------------------------------------------------------------------------------
   Total non-trading revenues                                     65        69
--------------------------------------------------------------------------------
Total                                                            100%      100%
================================================================================

     While the Individual Investor and Institutional Investor segments generate both trading and non-trading revenues, the Capital Markets segment generates primarily trading revenues and the U.S. Trust segment generates primarily non-trading revenues. The $8 million increase in revenues from the third quarter of 2001 was due to increases in operating revenues of $17 million, or 3%, in the Individual Investor segment, $14 million, or 7%, in the Institutional Investor segment, and $6 million, or 10%, in the Capital Markets segment, partially offset by a decrease of $3 million, or 2%, in the U.S. Trust segment. Additionally, the Company had non-operating revenues of $26 million in the third quarter of 2001, consisting primarily of a gain on the sale of an investment. See note "12 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.

Asset Management and Administration Fees

     Asset management and administration fees include mutual fund service fees, as well as fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for recordkeeping and shareholder services provided to third-party funds, and for transfer agent services, shareholder services, administration, and investment management provided to its proprietary funds. These fees are based upon the daily balances of client assets invested in third-party funds and upon the average daily net assets of the Company's proprietary funds. Mutual fund service fees are earned through the Individual Investor, Institutional Investor, and U.S. Trust segments. The Company also earns asset management and administration fees for financial services, including investment management and consulting, trust and fiduciary services, financial and estate planning, and private banking services, provided to individual and institutional clients. These fees are primarily based on the value and composition of assets under management and are earned through the U.S. Trust, Individual Investor, and Institutional Investor segments.
     Asset management and administration fees were $434 million for the third quarter of 2002, up $14 million, or 3%, from the third quarter of 2001, as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                   Three Months
                                                       Ended
Asset Management                                   September 30,        Percent
   and Administration Fees                         2002     2001        Change
--------------------------------------------------------------------------------
Mutual fund service fees:
   Proprietary funds
    (SchwabFunds(R)and Excelsior(R))               $218     $209            4%
   Mutual Fund OneSource(R)                          61       69          (12)
   Other                                             10       13          (23)
Asset management and related services               145      129           12
--------------------------------------------------------------------------------
   Total                                           $434     $420            3%
================================================================================

     The increase in asset management and administration fees was primarily due to higher account fees and increases in assets in Schwab's proprietary funds (collectively referred to as the SchwabFunds), which led to an increase in service fees, partially offset by a decrease in assets in Schwab's Mutual Fund OneSource service.
     Assets in client accounts were $726.8 billion at September 30, 2002, a decrease of $41.6 billion, or 5%, from a year ago as shown in the following table. This decrease from a year ago included net new client assets of $51.0 billion, offset by net market losses of $92.6 billion related to client accounts.

--------------------------------------------------------------------------------
Change in Client Assets and Accounts
   (In billions, at quarter end,                    September 30,    Percent
   except as noted)                                2002      2001    Change
--------------------------------------------------------------------------------
Assets in client accounts
   Schwab One(R), other cash
     equivalents and deposits
     from banking clients                       $  29.0   $  28.1        3%
   Proprietary funds (SchwabFunds(R)
     and Excelsior(R)):
       Money market funds                         129.2     130.0       (1)
       Equity and bond funds                       26.8      27.5       (3)
--------------------------------------------------------------------------------
         Total proprietary funds                  156.0     157.5       (1)
--------------------------------------------------------------------------------
   Mutual Fund Marketplace(R)(1):
     Mutual Fund OneSource(R)                      70.0      76.6       (9)
     Mutual fund clearing services                 19.8      18.2        9
     All other                                     68.5      66.8        3
--------------------------------------------------------------------------------
         Total Mutual Fund Marketplace            158.3     161.6       (2)
--------------------------------------------------------------------------------
           Total mutual fund assets               314.3     319.1       (2)
--------------------------------------------------------------------------------
   Equity and other securities (1)                272.9     332.0      (18)
   Fixed income securities (2)                    117.5      98.2       20
   Margin loans outstanding                        (6.9)     (9.0)      23
--------------------------------------------------------------------------------
     Total client assets                        $ 726.8   $ 768.4       (5%)
================================================================================
Net change in assets
   in client accounts
   (for the quarter ended)
     Net new client assets                      $  10.6   $  17.9
     Net market losses                            (80.8)   (107.8)
------------------------------------------------------------------
   Net decline                                  $ (70.2)  $ (89.9)
==================================================================
New client accounts
   (in thousands, for the
   quarter ended)                                 159.6     184.2      (13%)
Active client accounts
   (in millions) (3)                                8.0       7.8        3%
--------------------------------------------------------------------------------
Active online Schwab client
   accounts (in millions) (4)                       4.1       4.3       (5%)
Online Schwab client assets                     $ 270.1   $ 306.3      (12%)
--------------------------------------------------------------------------------

(1) Excludes money market funds and all proprietary money market, equity, and bond funds.
(2) Includes $15.1 billion and $15.7 billion at September 30, 2002 and 2001, respectively, of other securities serviced by Schwab's fixed income division, including exchange-traded unit investment trusts, real estate investment trusts, preferred debt, and preferred equities.
(3) Active accounts are defined as accounts with balances or activity within the preceding eight months.
(4) Active online accounts are defined as all accounts within a household that has had at least one online session within the past twelve months.

Commissions

     The Company earns revenues by executing client trades primarily through the Individual Investor and Institutional Investor segments. These revenues are affected by the number of accounts that trade, the average number of revenue-generating trades per account, and the average revenue earned per trade. Commission revenues for the Company were $309 million for the third quarter of 2002, up $33 million, or 12%, from the third quarter of 2001. This increase was primarily due to higher revenue per trade and trading days, partially offset by lower daily average trades.
     The Company's client trading activity is shown in the following table (in thousands):

--------------------------------------------------------------------------------
                                                   Three Months
                                                       Ended
                                                   September 30,     Percent
Daily Average Trades                               2002    2001      Change
--------------------------------------------------------------------------------
Revenue Trades (1)
   Online                                         107.3   109.3         (2%)
   TeleBroker(R)and Schwab by PhoneTM               5.4     6.6        (18)
   Regional client telephone service
     centers, branch offices, and other            16.4    17.9         (8)
--------------------------------------------------------------------------------
   Total                                          129.1   133.8         (4%)
================================================================================
Mutual Fund OneSource(R) and
   Other Asset-Based Trades
   Online                                          47.9    33.3         44%
   TeleBroker and Schwab by Phone                    .3      .4        (25)
   Regional client telephone service
     centers, branch offices, and other             8.3    20.3        (59)
--------------------------------------------------------------------------------
   Total                                           56.5    54.0          5%
================================================================================
Total Daily Average Trades
   Online                                         155.2   142.6          9%
   TeleBroker and Schwab by Phone                   5.7     7.0        (19)
   Regional client telephone service
     centers, branch offices, and other            24.7    38.2        (35)
--------------------------------------------------------------------------------
  Total                                           185.6   187.8         (1%)
================================================================================
(1) Includes all client trades (both individuals and institutions) that generate either commission revenue or revenue from principal markups (i.e., fixed income).

     As shown in the following table, the total number of revenue trades executed by the Company has increased 4% as the client trading activity per account that traded has increased.

--------------------------------------------------------------------------------
                                                       Three Months
                                                          Ended
                                                       September 30,   Percent
Trading Activity                                      2002      2001   Change
--------------------------------------------------------------------------------
Total revenue trades
   (in thousands) (1)                                8,263     7,908       4%
Accounts that traded during
   the quarter (in thousands)                        1,284     1,339      (4)
Average revenue trades
   per account that traded                             6.4       5.9       8
Trading frequency proxy (2)                            3.9       3.8       3
Number of trading days                                  64        59       8
Average revenue earned
   per revenue trade                                $39.71    $36.35       9
--------------------------------------------------------------------------------
(1) Includes all client trades (both individuals and institutions) that generate either commission revenue or revenue from principal markups (i.e., fixed income).
(2)  Represents annualized revenue trades per $100,000 in client assets.

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

     Net interest revenue was $209 million for the third quarter of 2002, down $21 million, or 9%, from the third quarter of 2001 as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                   Three Months
                                                       Ended
                                                   September 30,    Percent
                                                  2002      2001     Change
--------------------------------------------------------------------------------
Interest Revenue
Margin loans to clients                         $  108    $  185      (42%)
Investments, client-related                         87       128      (32)
Private banking loans                               59        61       (3)
Securities available for sale                       21        20        5
Other                                               20        37      (46)
--------------------------------------------------------------------------------
   Total                                           295       431      (32)
--------------------------------------------------------------------------------
Interest Expense
Brokerage client cash balances                      43       147      (71)
Deposits from banking clients                       26        29      (10)
Long-term debt                                      10        13      (23)
Short-term borrowings                                6         8      (25)
Stock-lending activities                             1         3      (67)
Other                                                          1      n/m
--------------------------------------------------------------------------------
   Total                                            86       201      (57)
--------------------------------------------------------------------------------
Net interest revenue                            $  209    $  230       (9%)
================================================================================
n/m  Not meaningful

     Client-related and other daily average balances, interest rates, and average net interest spread for the third quarters of 2002 and 2001 are summarized in the following table (dollars in millions):

--------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                 September 30,
                                                                2002       2001
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Investments (client-related):
  Average balance outstanding                               $ 18,973   $ 13,751
  Average interest rate                                        1.83%      3.71%
Margin loans to clients:
  Average balance outstanding                               $  7,346   $ 10,910
  Average interest rate                                        5.79%      6.73%
Private banking loans:
  Average balance outstanding                               $  4,139   $  3,645
  Average interest rate                                        5.69%      6.65%
Securities available for sale:
  Average balance outstanding                               $  1,568   $  1,365
  Average interest rate                                        5.29%      5.80%
Average yield on interest-earning assets                       3.40%      5.28%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                               $ 22,917   $ 21,883
  Average interest rate                                         .73%      2.66%
Interest-bearing banking deposits:
  Average balance outstanding                               $  3,908   $  3,259
  Average interest rate                                        2.62%      3.57%
Other interest-bearing sources:
  Average balance outstanding                               $  1,021   $    972
  Average interest rate                                        2.18%      3.57%
Average noninterest-bearing portion                         $  4,180   $  3,557
Average interest rate on funding sources                        .91%      2.47%
Summary:
  Average yield on interest-earning assets                     3.40%      5.28%
  Average interest rate on funding sources                      .91%      2.47%
--------------------------------------------------------------------------------
Average net interest spread                                    2.49%      2.81%
================================================================================

     The decrease in net interest revenue from the third quarter of 2001 was primarily due to lower levels of, and lower rates received on, margin loans to clients, as well as lower rates received on client-related investments, partially offset by lower rates paid on brokerage client cash balances and higher average balances of client-related investments.

Principal Transactions

     Principal transaction revenues are primarily comprised of revenues from client fixed income securities trading activity, which are included in the Individual Investor and Institutional Investor segments, and net gains from market-making activities in Nasdaq and other equity securities, which are included in the Capital Markets segment. Factors that influence principal transaction revenues include the volume of client trades, market price volatility, average revenue per share traded, and changes in regulations and industry practices.
     Principal transaction revenues were $47 million for the third quarter of 2002, up $5 million, or 12%, from the third quarter of 2001, as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                     Three Months
                                                        Ended
                                                     September 30,       Percent
Principal Transactions                               2002    2001         Change
--------------------------------------------------------------------------------
Fixed income securities                              $ 25    $ 18           39%
Nasdaq and other equity securities                     19      22          (14)
Other                                                   3       2           50
--------------------------------------------------------------------------------
   Total                                             $ 47    $ 42           12%
================================================================================

     The increase in principal transaction revenues was primarily due to higher revenues from client fixed income securities trading activity and higher equity share volume handled by SCM, partially offset by lower average revenue per equity share traded.

Other Revenues

     Other revenues were $32 million for the third quarter of 2002, down $23 million, or 42%, from the third quarter of 2001. This decrease was primarily due to a gain recorded on the sale of an investment in 2001.

EXPENSES EXCLUDING INTEREST

     Total expenses excluding interest for the third quarter of 2002 increased $39 million, or 4%, from the third quarter of 2001, primarily due to restructuring charges, partially offset by decreases in certain expenses as a result of the Company's continued expense reduction measures. The Company recorded total pre-tax restructuring charges of $160 million in the third quarter of 2002. In the third quarter of 2001, the Company recorded total pre-tax restructuring charges of $99 million.
     Compensation and benefits expense was $472 million for the third quarter of 2002, up $11 million, or 2%, from the third quarter of 2001 primarily due to the accrual of discretionary bonuses to employees and higher incentive compensation and employee benefits, partially offset by a reduction in full-time equivalent employees in the third quarter of 2002.
     The following table shows a comparison of certain compensation and benefits components and employee data (dollars in millions, except as noted):

--------------------------------------------------------------------------------
                                                        Three Months
                                                            Ended
                                                        September 30,  Percent
                                                        2002    2001   Change
--------------------------------------------------------------------------------
Compensation and benefits:
   Salaries and wages                                  $ 326   $ 345     (6%)
   Incentive and variable compensation                    73      52     40
   Employee benefits and other                            73      64     14
--------------------------------------------------------------------------------
    Total compensation and benefits                    $ 472   $ 461      2%
--------------------------------------------------------------------------------

Compensation and benefits expense as a
   % of total revenues                                   46%     45%
Incentive and variable compensation as a
   % of compensation and benefits expense                15%     11%
Compensation for temporary employees,
   contractors and overtime hours as a
   % of compensation and benefits expense                 6%      6%
Full-time equivalent employees
   (at end of quarter, in thousands) (1)                18.8    21.9    (14%)
Revenues per average full-time equivalent
   employee (in thousands)                             $54.5   $46.3     18%
--------------------------------------------------------------------------------

(1)  Includes  full-time,   part-time,  and  temporary  employees,  and  persons
     employed on a contract basis.

     Employee benefits and other expenses increased by $9 million, or 14%, from the third quarter of 2001 primarily due to an increase in the obligations under the Company's deferred compensation plan, and higher health insurance costs and employee claims. Additionally, employee benefits and other expense includes net pension expense (income) related to U.S. Trust's defined benefit pension plan, which totaled less than $1 million and ($3) million in the third quarters of 2002 and 2001, respectively. The increase in pension expense from the third quarter of 2001 was primarily due to a decline in the fair value of pension plan assets, as well as an increase in the service cost resulting from a greater number of employees covered under the pension plan, and a lower assumed discount rate used in the expense calculation.
     Goodwill amortization expense for the third quarter of 2001 was $17 million. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 - Goodwill and Other Intangible Assets. Upon adoption of SFAS No. 142, amortization of the existing goodwill ceased and therefore there was no such expense in the third quarter of 2002.
     The Company's effective income tax benefit rate was 34.2% for the third quarter of 2002, compared to an effective income tax expense rate of 49.4% for the third quarter of 2001. The decrease was primarily due to the cessation of goodwill amortization, which was nondeductible for tax purposes, upon the adoption of SFAS No. 142 in 2002.

                Nine Months Ended September 30, 2002 Compared To
                      Nine Months Ended September 30, 2001

FINANCIAL OVERVIEW

     In the difficult market environment that prevailed during the first nine months of 2002, daily average revenue trades decreased 18% and average revenue per equity share traded in the Capital Markets segment decreased 44% from year-earlier levels. As a result of these two factors, the Company's trading revenues in the first nine months of 2002 decreased 13% from the first nine months of 2001 and total revenues decreased 5% for the same period.
     Non-trading revenues in the first nine months of 2002 were comparable to the year-ago level. Asset management and administration fees increased 7% in the first nine months of 2002 compared to the year-ago level, primarily resulting from an increase in assets in, and service fees earned on, SchwabFunds, as well as higher account fees. This increase was substantially offset by a 10% decrease in net interest revenue, as average margin loans to clients in the first nine months of 2002 decreased 30% from year-ago levels, as well as a 5% decrease in other revenues.
     Total expenses excluding interest during the first nine months of 2002 were $2.9 billion, down 9% from $3.1 billion during the first nine months of 2001. This decrease resulted primarily from the Company's continued expense reduction measures, including the restructuring initiatives implemented during 2001.
     In June 2001, U.S. Trust sold its Corporate Trust business to The Bank of New York Company, Inc. (Bank of NY). The Company recorded an extraordinary gain of $221 million, or $121 million after tax, on this sale in the second quarter of 2001. During the first quarter of 2002, the Company recorded an extraordinary gain of $22 million, or $12 million after tax, which represented the remaining proceeds from this sale that were realized upon satisfaction of certain client retention requirements.
     The Company's after-tax operating income for the first nine months of 2002 was $310 million, up 4% from the first nine months of 2001, and its after-tax operating profit margin for the first nine months of 2002 was 9.9%, up from 9.1% for the first nine months of 2001. A reconciliation of the Company's operating income to net income is shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                          Nine Months
                                                             Ended
                                                         September 30,  Percent
                                                         2002     2001   Change
--------------------------------------------------------------------------------
Operating income, after tax                             $ 310    $ 298      4%
Non-operating items:
   Extraordinary gain (1)                                  22      221    (90)
   Other income(2)                                                  26
Restructuring charges (3)                                (190)    (216)   (12)
Other charges (4)                                                  (28)
Merger- and acquisition-related charges (5)               (27)     (91)   (70)
--------------------------------------------------------------------------------
   Total non-operating items                             (195)     (88)   122
     Tax effect                                            73        2    n/m
--------------------------------------------------------------------------------
Total non-operating items, after tax                     (122)     (86)    42
--------------------------------------------------------------------------------
Net income                                              $ 188    $ 212    (11%)
================================================================================
(1) The Company recorded an extraordinary pre-tax gain, net of closing and exit costs, from the sale of USTC's Corporate Trust business to The Bank of New York Company, Inc. in June 2001. In March 2002, the Company recorded an extraordinary pre-tax gain for the remaining proceeds related to client retention requirements for this sale.
(2)  Primarily consists of a gain on the sale of an investment.
(3) Restructuring charges include costs relating to workforce, facilities, systems hardware, software, and equipment reductions.
(4) Includes a regulatory fine, professional service fees for operational and risk management remediation, and the write-off of certain software development costs.
(5) Includes retention program compensation related to the merger with USTC, and intangible asset amortization and retention program compensation related to the acquisition of CyberTrader. The retention programs related to the acquisition of CyberTrader and the merger with USTC ended in March 2002 and May 2002, respectively. For the nine months ended September 30, 2001, amount also includes goodwill amortization, which ceased on January 1, 2002 upon the adoption of SFAS No. 142.
n/m  Not meaningful

     The Company's operating income before taxes for the first nine months of 2002 was $498 million, up $25 million, or 5%, from the first nine months of 2001 due to increases of $46 million, or 31%, in the Individual Investor segment and $16 million, or 17%, in the U.S. Trust segment, partially offset by decreases of $21 million, or 10%, in the Institutional Investor segment and $16 million, or 57%, in the Capital Markets segment. These fluctuations were primarily due to the factors described in the comparison between the three-month periods, as well as higher net interest revenue in the U.S. Trust segment due to an increase in loans to banking clients, and lower average revenue per equity share traded and lower levels of trading activity in the Capital Markets segment.

     The Company's net income for the first nine months of 2002 was $188 million, or $.14 per share, compared to $212 million, or $.15 per share, for the first nine months of 2001. The Company's after-tax profit margin for the first nine months of 2002 was 6.0%, down from 6.4% for the first nine months of 2001.
     The annualized return on stockholders' equity for the first nine months of 2002 was 6%, down from 7% for the first nine months of 2001.

REVENUES

     Revenues declined $155 million, or 5%, to $3.1 billion in the first nine months of 2002 compared to the first nine months of 2001, due to a $119 million, or 12%, decrease in commission revenues, a $71 million, or 10%, decrease in net interest revenue, a $45 million, or 23%, decrease in principal transaction revenues, and a $6 million, or 5%, decrease in other revenues. These declines were partially offset by an $86 million, or 7%, increase in asset management and administration fees. As trading volumes decreased during the first nine months of 2002, the Company's non-trading revenues represented 66% of total revenues as compared to 63% for the first nine months of 2001 as shown in the following table:

--------------------------------------------------------------------------------
                                                              Nine Months
                                                                 Ended
                                                             September 30,
Composition of Revenues                                      2002     2001
--------------------------------------------------------------------------------
Commissions                                                   29%      31%
Principal transactions                                         5        6
--------------------------------------------------------------------------------
   Total trading revenues                                     34       37
--------------------------------------------------------------------------------
Asset management and administration fees                      42       38
Net interest revenue                                          21       22
Other                                                          3        3
--------------------------------------------------------------------------------
   Total non-trading revenues                                 66       63
--------------------------------------------------------------------------------
Total                                                        100%     100%
================================================================================

     The $155 million decline in revenues from the first nine months of 2001 was primarily due to decreases in revenues of $89 million, or 5%, in the Individual Investor segment and $70 million, or 27%, in the Capital Markets segment. The decrease in the Capital Markets segment was primarily due to lower average revenue per equity share traded and lower equity share volume handled by SCM, partially offset by higher revenues from client fixed income securities trading activity. See note "12 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.

Asset Management and Administration Fees

     Asset management and administration fees were $1.3 billion for the first nine months of 2002, up $86 million, or 7%, from the first nine months of 2001, as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                     Nine Months
                                                        Ended
Asset Management                                    September 30,    Percent
   and Administration Fees                          2002     2001    Change
--------------------------------------------------------------------------------
Mutual fund service fees:
   Proprietary funds
    (SchwabFunds(R)and Excelsior(R))             $   655  $   599         9%
   Mutual Fund OneSource(R)                          204      214        (5)
   Other                                              30       30
Asset management and related services                436      396        10
--------------------------------------------------------------------------------
   Total                                         $ 1,325  $ 1,239         7%
================================================================================

     The increase in asset management and administration fees was due to the factors described in the comparison between the three-month periods.
     During the first nine months of 2002, net new client assets and new accounts decreased from the first nine months of 2001 as shown in the following table.

--------------------------------------------------------------------------------
                                                   Nine Months
                                                      Ended
Change in Client Assets and Accounts               September 30,     Percent
   (In billions, except as noted)                  2002     2001     Change
--------------------------------------------------------------------------------
Net change in assets
   in client accounts
     Net new client assets                      $  37.5  $  60.1
     Net market losses                           (156.6)  (163.4)
-----------------------------------------------------------------
   Net decline                                  $(119.1) $(103.3)
=================================================================
New client accounts
   (in thousands)                                 616.5    730.5       (16%)
================================================================================

Commissions

     Commission revenues for the Company were $906 million for the first nine months of 2002, down $119 million, or 12%, from the first nine months of 2001.

     The Company's client trading activity is shown in the following table (in thousands):

--------------------------------------------------------------------------------
                                                    Nine Months
                                                       Ended
                                                   September 30,      Percent
Daily Average Trades                               2002     2001      Change
--------------------------------------------------------------------------------
Revenue Trades (1)
   Online                                          112.8   136.9       (18%)
   TeleBroker(R)and Schwab by PhoneTM                5.9     7.7       (23)
   Regional client telephone service
     centers, branch offices, and other             16.2    19.2       (16)
--------------------------------------------------------------------------------
   Total                                           134.9   163.8       (18%)
================================================================================
Mutual Fund OneSource(R) and
   Other Asset-Based Trades
   Online                                           47.0    35.7        32%
   TeleBroker and Schwab by Phone                     .4      .5       (20)
   Regional client telephone service
     centers, branch offices, and other             10.2    18.6       (45)
--------------------------------------------------------------------------------
   Total                                            57.6    54.8         5%
================================================================================
Total Daily Average Trades
   Online                                          159.8   172.6        (7%)
   TeleBroker and Schwab by Phone                    6.3     8.2       (23)
   Regional client telephone service
     centers, branch offices, and other             26.4    37.8       (30)
--------------------------------------------------------------------------------
  Total                                            192.5   218.6       (12%)
================================================================================
(1) Includes all client trades (both individuals and institutions) that generate either commission revenue or revenue from principal markups (i.e., fixed income).

     As shown in the following table, the total number of revenue trades executed by the Company has decreased 16% as the number of accounts that traded and client trading activity per account that traded have declined.

--------------------------------------------------------------------------------
                                                          Nine Months
                                                             Ended
                                                         September 30,   Percent
Trading Activity                                        2002      2001   Change
--------------------------------------------------------------------------------
Total revenue trades (1)
   (in thousands)                                     25,367    30,155   (16%)
Accounts that traded during
   the period (in thousands)                           2,474     2,642    (6)
Average revenue trades
   per account that traded                              10.3      11.4   (10)
Trading frequency proxy (2)                              3.8       4.3   (12)
Number of trading days                                   188       184     2
Average revenue earned
   per revenue trade                                  $37.87    $34.71     9
--------------------------------------------------------------------------------
(1) Includes all client trades (both individuals and institutions) that generate either commission revenue or revenue from principal markups (i.e., fixed income).
(2)  Represents annualized revenue trades per $100,000 in client assets.

Net Interest Revenue

     Net interest revenue was $648 million for the first nine months of 2002, down $71 million, or 10%, from the first nine months of 2001 as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                       Nine Months
                                                          Ended
                                                      September 30,    Percent
                                                     2002      2001    Change
--------------------------------------------------------------------------------
Interest Revenue
Margin loans to clients                            $  370    $  698      (47%)
Investments, client-related                           255       448      (43)
Private banking loans                                 178       177        1
Securities available for sale                          59        62       (5)
Other                                                  58       124      (53)
--------------------------------------------------------------------------------
   Total                                              920     1,509      (39)
--------------------------------------------------------------------------------
Interest Expense
Brokerage client cash balances                        141       606      (77)
Deposits from banking clients                          72       104      (31)
Long-term debt                                         37        42      (12)
Short-term borrowings                                  19        18        6
Stock-lending activities                                3        17      (82)
Other                                                             3      n/m
--------------------------------------------------------------------------------
   Total                                              272       790      (66)
--------------------------------------------------------------------------------
Net interest revenue                               $  648    $  719      (10%)
================================================================================
n/m  Not meaningful

     Client-related and other daily average balances, interest rates, and average net interest spread for the first nine months of 2002 and 2001 are summarized in the following table (dollars in millions):

--------------------------------------------------------------------------------
                                                            Nine Months Ended
                                                              September 30,
                                                             2002       2001
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Investments (client-related):
  Average balance outstanding                           $  18,112  $  13,367
  Average interest rate                                     1.89%      4.48%
Margin loans to clients:
  Average balance outstanding                           $   8,507  $  12,203
  Average interest rate                                     5.78%      7.64%
Private banking loans:
  Average balance outstanding                           $   4,099  $   3,328
  Average interest rate                                     5.81%      7.12%
Securities available for sale:
  Average balance outstanding                           $   1,524  $   1,341
  Average interest rate                                     5.22%      6.15%
Average yield on interest-earning assets                    3.57%      6.12%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                           $  23,142  $  22,209
  Average interest rate                                      .82%      3.65%
Interest-bearing banking deposits:
  Average balance outstanding                           $   3,857  $   3,296
  Average interest rate                                     2.48%      4.20%
Other interest-bearing sources:
  Average balance outstanding                           $   1,035  $   1,189
  Average interest rate                                     2.23%      4.36%
Average noninterest-bearing portion                     $   4,208  $   3,545
Average interest rate on funding sources                     .96%      3.31%
Summary:
  Average yield on interest-earning assets                  3.57%      6.12%
  Average interest rate on funding sources                   .96%      3.31%
--------------------------------------------------------------------------------
Average net interest spread                                 2.61%      2.81%
================================================================================

     The decrease in net interest revenue from the first nine months of 2001 was due to the factors described in the comparison between the three-month periods.

Principal Transactions

     Principal transaction revenues were $147 million for the first nine months of 2002, down $45 million, or 23%, from the first nine months of 2001, as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                        Nine Months
                                                           Ended
                                                       September 30,  Percent
Principal Transactions                                 2002    2001   Change
--------------------------------------------------------------------------------
Fixed income securities                                $ 72    $ 47     53%
Nasdaq and other equity securities                       66     131    (50)
Other                                                     9      14    (36)
--------------------------------------------------------------------------------
   Total                                               $147    $192    (23%)
================================================================================

     The decrease in principal transaction revenues was due to the change to decimal pricing, which was fully implemented in the second quarter of 2001, and lower equity share volume handled by SCM, partially offset by higher revenues from client fixed income securities trading activity.

Other Revenues

     Other revenues were $113 million for the first nine months of 2002, down $6 million, or 5%, from the first nine months of 2001. This decrease was due to lower investment gains, partially offset by higher trade-related service fees.

EXPENSES EXCLUDING INTEREST

     Total expenses excluding interest for the first nine months of 2002 declined $272 million, or 9%, from the first nine months of 2001. The Company's initiatives under its restructuring plan and other expense reduction measures have resulted in decreases in most expense categories during the first nine months of 2002 when compared to the first nine months of 2001. The Company recorded total pre-tax charges of $190 million in the first nine months of 2002 for restructuring charges under its restructuring initiatives. In the first nine months of 2001, the Company recorded total pre-tax restructuring and other charges of $244 million.
     Compensation and benefits expense was $1.4 billion for the first nine months of 2002, down $20 million, or 1%, from the first nine months of 2001 primarily due to a reduction in full-time equivalent employees, partially offset by the accrual of discretionary bonuses to employees in the first nine months of 2002, and higher incentive compensation and employee benefits.
     The following table shows a comparison of certain compensation and benefits components and employee data (dollars in millions, except as noted):

--------------------------------------------------------------------------------
                                                  Nine Months
                                                     Ended
                                                 September 30,    Percent
                                                 2002     2001    Change
--------------------------------------------------------------------------------
Compensation and benefits:
   Salaries and wages                          $  974   $1,062     (8%)
   Incentive and variable compensation            204      154     32
   Employee benefits and other                    235      217      8
--------------------------------------------------------------------------------
    Total compensation and benefits            $1,413   $1,433     (1%)
--------------------------------------------------------------------------------

Compensation and benefits expense as a
   % of total revenues                            45%      44%
Incentive and variable compensation as a
   % of compensation and benefits expense         14%      11%
Compensation for temporary employees,
   contractors and overtime hours as a
   % of compensation and benefits expense          6%       6%
Full-time equivalent employees
   (at end of period, in thousands) (1)          18.8     21.9    (14%)
Revenues per average full-time equivalent
   employee (in thousands)                     $163.3   $139.5     17%
--------------------------------------------------------------------------------
(1)  Includes  full-time,   part-time,  and  temporary  employees,  and  persons
     employed on a contract basis.

     Employee benefits and other expenses increased by $18 million, or 8%, from the first nine months of 2001 primarily due to the factors discussed in the comparison between the three-month periods. Additionally, employee benefits and other expense includes net pension income related to U.S. Trust's defined benefit pension plan, which totaled less than $1 million and $9 million for the first nine months of 2002 and 2001, respectively. The decrease in net pension income from the prior period was primarily due to the factors described in the comparison between the three-month periods.
     Communications expense was $200 million for the first nine months of 2002, down $64 million, or 24%, from the first nine months of 2001. This decrease was primarily due to lower client trading volumes and the Company's expense reduction measures.
     Goodwill amortization expense for the first nine months of 2001 was $49 million. Upon adoption of SFAS No. 142 on January 1, 2002, amortization of the existing goodwill ceased and therefore there was no such expense in the first nine months of 2002. The Company did not record any goodwill impairment charges in the first nine months of 2002 upon completion of the initial transitional impairment test under SFAS No. 142.
     The Company's effective income tax rate was 37.8% for the first nine months of 2002, down from 44.9% for the first nine months of 2001. The decrease was primarily due to the factors described in the comparison between the three-month periods.

                         Liquidity and Capital Resources

     CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. CSC conducts virtually all business through its wholly owned subsidiaries. The capital structure among CSC and its subsidiaries is designed to provide each entity with capital and liquidity consistent with its operations. See note "10 - Regulatory Requirements" in the Notes to Condensed Consolidated Financial Statements.

Liquidity

CSC

     CSC's liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. As discussed below, Schwab, CSC's depository institution subsidiaries, and SCM are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs, meeting CSC's depository institution subsidiaries' capital guidelines, and maintaining Schwab's and SCM's net capital. Based on their respective regulatory capital ratios at September 30, 2002, the Company and its depository institution subsidiaries are considered well capitalized.
     CSC has liquidity needs that arise from its issued and outstanding $577 million Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes have maturities ranging from 2002 to 2010 and fixed interest rates ranging from 6.04% to 8.05% with interest payable semiannually (see Item 3
- Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Swaps). The Medium-Term Notes are rated A2 by Moody's Investors Service (Moody's), A- by Standard & Poor's Ratings Group (S&P), and A by Fitch IBCA, Inc. (Fitch).
     CSC has a prospectus supplement on file with the Securities and Exchange Commission enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At September 30, 2002, all of these notes remained unissued.
     CSC has authorization from its Board of Directors to issue up to $1.0 billion in commercial paper. At September 30, 2002, no commercial paper has been issued. CSC's ratings for these short-term borrowings are P-1 by Moody's, A-2 by S&P, and F1 by Fitch.
     CSC maintains a $1.0 billion committed, unsecured credit facility with a group of twenty-two banks which is scheduled to expire in June 2003. This facility was unused during the first nine months of 2002. Any issuances under CSC's commercial paper program will reduce the amount available under this facility. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of tangible net worth, and Schwab and SCM to maintain specified levels of net capital, as defined. Management believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements.
     CSC also has direct access to $670 million of the $770 million uncommitted, unsecured bank credit lines, provided by eight banks that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. These lines were not used by CSC during the first nine months of 2002.

Schwab

     Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $23.3 billion and $25.0 billion at September 30, 2002 and December 31, 2001, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
     Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $1 million. At September 30, 2002, Schwab's net capital was $1.2 billion (17% of aggregate debit balances), which was $1.0 billion in excess of its minimum required net capital and $825 million in excess of 5% of aggregate debit balances. Schwab has historically targeted net capital to be at least 10% of its aggregate debit balances, which primarily consist of client margin loans.
     To manage Schwab's regulatory capital position, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility which is scheduled to expire in September 2003. The amount outstanding under this facility at September 30, 2002 was $220 million. At quarter end, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from CSC maturing in 2004. Borrowings under these subordinated lending arrangements qualify as regulatory capital for Schwab.
     To manage short-term liquidity, Schwab main tains uncommitted, unsecured bank credit lines with a group of eight banks totaling $770 million at September 30, 2002 (as noted previously, $670 million of these lines are also available for CSC to use). The need for short-term borrowings arises primarily from timing differences between cash flow requirements and the scheduled liquidation of interest-bearing investments. Schwab used such borrowings for 11 days during the first nine months of 2002, with the daily amounts borrowed averaging $39 million. There were no borrowings outstanding under these lines at September 30, 2002.
     To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab had unsecured letter of credit agreements with nine banks in favor of the OCC aggregating $630 million at September 30, 2002. Schwab pays a fee to maintain these letters of credit. No funds were drawn under these letters of credit at September 30, 2002.

U.S. Trust

     U.S. Trust's liquidity needs are generally met through earnings generated by its operations.
     U.S. Trust is subject to the Federal Reserve Board's risk-based and leverage capital guidelines. These regulations require banks and bank holding companies to maintain minimum levels of capital. In addition, CSC's depository institution subsidiaries are subject to limitations on the amount of dividends they can pay to USTC.
     In addition to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements, CSC's depository institution subsidiaries have established their own external funding sources. At September 30, 2002, U.S. Trust had $50 million in Trust Preferred Capital Securities outstanding with a fixed interest rate of 8.41%. Certain of CSC's depository institution subsidiaries have established credit facilities with the Federal Home Loan Bank System (FHLB) totaling $699 million. There were no borrowings outstanding under these facilities at September 30, 2002. Additionally, at September 30, 2002, U.S. Trust had $362 million of federal funds purchased and $387 million of repurchase agreements outstanding.
     CSC provides U.S. Trust with a $300 million short-term credit facility maturing in 2003. Borrowings under this facility do not qualify as regulatory capital for U.S. Trust. The amount outstanding under this facility was $35 million at September 30, 2002.

SCM

     SCM's liquidity needs are generally met through earnings generated by its operations. Most of SCM's assets are liquid, consisting primarily of cash and cash equivalents, receivables from brokers, dealers and clearing organizations, and marketable securities.
     SCM's liquidity is affected by the same net capital regulatory requirements as Schwab (see discussion above). At September 30, 2002, SCM's net capital was $67 million, which was $66 million in excess of its minimum required net capital.
     SCM may borrow up to $150 million under a subordinated lending arrangement with CSC which is scheduled to expire in August 2003. Borrowings under this arrangement qualify as regulatory capital for SCM. The amount outstanding under this facility at September 30, 2002 was $60 million. The advances under this facility satisfy increased intra-day capital needs at SCM to support the expansion of its institutional equities and trading businesses. In addition, CSC provides SCM with a $50 million short-term credit facility. Borrowings under this arrangement do not qualify as regulatory capital for SCM. No funds were drawn under this facility at September 30, 2002.

Liquidity Risk Factors

     Specific risk factors which may affect the Company's liquidity position are discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Liquidity Risk Factors" in the Company's 2001 Annual Report to Stockholders, which is filed as Exhibit
13.1 to the Company's Form 10-K for the year ended December 31, 2001. There have been no material changes to these liquidity risk factors in the first nine months of 2002.

Cash Flows and Capital Resources

     Net income plus depreciation and amortization including goodwill amortization was $431 million for the first nine months of 2002, down 16% from $513 million for the first nine months of 2001. Depreciation and amortization expense related to equipment, office facilities and property was $234 million for the first nine months of 2002, as compared to $244 million for the first nine months of 2001, or 7% of revenues for both periods. Amortization expense related to intangible assets was $9 million for the first nine months of 2002 and $8 million for the first nine months of 2001. Goodwill amortization expense was $49 million for the first nine months of 2001.
     The Company's cash position (reported as cash and cash equivalents on the condensed consolidated balance sheet) and cash flows are affected by changes in brokerage client cash balances and the associated amounts required to be segregated under federal or other regulatory guidelines. Timing differences between cash and investments actually segregated on a given date and the amount required to be segregated for that date may arise in the ordinary course of business and are addressed by the Company in accordance with applicable regulations. Other factors which affect the Company's cash position and cash flows include investment activity in securities owned, levels of capital expenditures, banking client deposit and loan activity, financing activity in short-term borrowings and long-term debt, and repurchases of CSC's common stock. In the first nine months of 2002, cash and cash equivalents decreased $1.9 billion, or 43%, to $2.5 billion primarily due to movements of brokerage client-related funds to meet segregation requirements, decreases in brokerage client cash balances, increases in investments in securities available for sale, and decreases in deposits from banking clients. Management does not believe that this decline in cash and cash equivalents is an indication of a trend.
     The Company's capital expenditures were $114 million in the first nine months of 2002 and $266 million in the first nine months of 2001, or 4% and 8% of revenues for each period, respectively. Capital expenditures in the first nine months of 2002 were for software and equipment relating to the Company's information technology systems and certain facilities. Capital expenditures as described above include the capitalized costs for developing internal-use software of $53 million in the first nine months of 2002 and $62 million in the first nine months of 2001. As discussed in the Company's 2001 Annual Report to Stockholders, which is filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2001, management anticipated that 2002 capital expenditures would be approximately 10% to 20% lower than 2001 spending of $301 million. Additionally, management anticipated that 2002 development spending (i.e., media and project spending) would be approximately 5% to 10% lower than 2001 spending of $406 million. Due to a continued economic slowdown and management's continued focus on cost containment, the Company further reduced its capital expenditures and development spending in the first nine months of 2002. Management currently anticipates that full-year 2002 capital expenditures will be approximately 45% to 55% lower than 2001 levels and that full-year 2002 development spending will be approximately 15% to 25% lower than 2001 levels.
     During the first nine months of 2002, 4 million of the Company's stock options, with a weighted-average exercise price of $6.53, were exercised with cash proceeds received by the Company of $23 million and a related tax benefit of $3 million. The cash proceeds are recorded as an increase in cash and a corresponding increase in stockholders' equity. The tax benefit is recorded as a reduction in income taxes payable and a corresponding increase in stockholders' equity.
     The Company borrowed $100 million and repaid $203 million of long-term debt during the first nine months of 2002.

     During the first nine months of 2002, CSC repurchased 24 million shares of its common stock for $230 million. During the first nine months of 2001, CSC repurchased 23 million shares of its common stock for $315 million. At September 30, 2002, the authorization granted by the Board of Directors allows for future repurchases of CSC's common stock totaling up to $169 million of the original $500 million authorization.
     During the first nine months of 2002 and 2001, the Company paid common stock cash dividends of $45 million and $46 million, respectively.
     The Company monitors both the relative composition and absolute level of its capital structure. The Company's total financial capital (long-term debt plus stockholders' equity) at September 30, 2002 was $4.8 billion, down $98 million, or 2%, from December 31, 2001 due to a net decline in long-term debt. At September 30, 2002, the Company had long-term debt of $652 million, or 14% of total financial capital, that bears interest at a weighted-average rate of 7.37%. At September 30, 2002, the Company's stockholders' equity was $4.1 billion, or 86% of total financial capital.

Commitments

     A summary of the Company's principal contractual obligations and other commitments as of September 30, 2002 is shown in the following table (in millions). Management believes that funds generated by its operations, as well as cash provided by external financing, will continue to be the primary funding sources in meeting these obligations and commitments.

--------------------------------------------------------------------------------
                                          Less than 1 - 3  4 - 5  After 5
                                           1 Year   Years  Years   Years   Total
--------------------------------------------------------------------------------

Operating leases (1)                      $  102  $  889  $  267  $  773  $2,031
Long-term debt (2)                            11     237     106     273     627
Short-term borrowings                        760                             760
Credit-related financial
   instruments (3)                           599     120                     719
Other commitments (4)                          6                               6
--------------------------------------------------------------------------------
   Total                                  $1,478  $1,246  $  373  $1,046  $4,143
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


Item 3. Quantitative and Qualitative Disclosures
        About Market Risk

Financial Instruments Held For Trading Purposes

     The Company holds municipal, other fixed income and government securities, and certificates of deposit in inventory to meet clients' trading activities. The fair value of such inventory was approximately $59 million and $36 million at September 30, 2002 and December 31, 2001, respectively. These securities, and the associated interest rate risk, are not material to the Company's financial position, results of operations, or cash flows.
     The Company maintains inventories in exchange-listed, Nasdaq, and other equity securities on both a long and short basis. The fair value of these securities at September 30, 2002 and December 31, 2001 are shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                     September 30,  December 31,
Equity Securities                                        2002           2001
--------------------------------------------------------------------------------
Long positions                                           $ 69           $167
Short positions                                            12             27
--------------------------------------------------------------------------------
Net long positions                                       $ 57           $140
================================================================================

     Using a hypothetical 10% increase or decrease in prices, the potential loss or gain in fair value is estimated to be approximately $6 million and $14 million at September 30, 2002 and December 31, 2001.
     In addition, the Company generally enters into exchange-traded futures and options contracts based on equity market indices to hedge potential losses in equity inventory positions. The notional amounts and fair values of these futures and options contracts are shown in the following table (in millions):

--------------------------------------------------------------------------------
                                               September 30,  December 31,
Exchange-traded Contracts                          2002           2001
--------------------------------------------------------------------------------
Net Short Futures (1):
   Notional Amount                                 $ 59           $125
   Fair Value                                      $ 55           $125
Long Put Options:
   Notional Amount                                 $  8           $ 23
   Fair Value (2)
--------------------------------------------------------------------------------
(1) Notional amount represents original contract price of the futures. Fair value represents the index price. The difference between the notional and fair value amounts are settled daily in accordance with futures market requirements.
(2) Amount was less than $1 million at both September 30, 2002 and December 31, 2001.

     Using a hypothetical 10% increase or decrease in the underlying indices, the potential loss or gain in fair value is estimated to be approximately $6 million and $13 million at September 30, 2002 and December 31, 2001, respectively, which would substantially offset the potential loss or gain on the equity securities previously discussed.

Financial Instruments Held For Purposes Other Than Trading

Deferred Compensation

     The Company maintains investments in mutual funds related to its deferred compensation plan, which is available to certain employees. These investments were approximately $46 million and $61 million at September 30, 2002 and December 31, 2001, respectively. These securities, and the associated market risk, are not material to the Company's financial position, results of operations, or cash flows.

Debt Issuances

     At September 30, 2002, CSC had $577 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 6.04% to 8.05%. At December 31, 2001, CSC had $679 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 6.04% to 8.05%. See "Interest Rate Swaps" below.
     At September 30, 2002 and December 31, 2001, U.S. Trust had $50 million Trust Preferred Capital Securities outstanding, with a fixed interest rate of 8.41%. In addition at December 31, 2001, U.S. Trust had $1 million FHLB long-term debt outstanding with a fixed interest rate of 6.69%.
     The Company has fixed cash flow requirements regarding these long-term debt obligations due to the fixed rate of interest. The fair value of these obligations at September 30, 2002 and December 31, 2001, based on estimates of market rates for debt with similar terms and remaining maturities, approximated their carrying amount.

Interest Rate Swaps

     As part of its consolidated asset and liability management process, the Company utilizes interest rate swaps (Swaps) to manage interest rate risk.
     U.S. Trust uses Swaps to hedge the interest rate risk associated with its variable rate deposits from banking clients. These Swaps call for U.S. Trust to receive a variable rate of interest and pay a fixed rate of interest. At September 30, 2002, these Swaps had a weighted-average variable interest rate of 1.84%, a weighted-average fixed interest rate of 6.36%, a weighted-average maturity of 1.9 years, and an aggregate notional principal amount of $880 million. At December 31, 2001, the notional principal amount of such Swaps totaled $905 million, and they carried a weighted-average variable interest rate of 2.15%, a weighted-average fixed interest rate of 6.37%, and a weighted-average maturity of 2.6 years. These Swaps have been designated as cash flow hedges under SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, and are recorded on the condensed consolidated balance sheet, with changes in their fair values primarily recorded in other comprehensive income (loss), a component of stockholders' equity. At September 30, 2002 and December 31, 2001, U.S. Trust recorded a derivative liability of $69 million and $54 million, respectively, for these Swaps. Based on current interest rate assumptions and assuming no additional swap agreements are entered into, U.S. Trust expects to reclassify approximately $21 million, or $14 million after tax, from other comprehensive loss to interest expense over the next twelve months. Using Swaps to hedge variable rate deposits enables U.S. Trust to fund long-term fixed-rate financial instruments with a fixed-rate source, effectively creating a positive interest rate spread over the life of the Swaps. As a result, U.S. Trust expects that the long-term fixed-rate financial instruments will generate interest income that will offset the amount of interest expense that is anticipated to be reclassified from other comprehensive loss over the period.
     During the second quarter of 2002, CSC entered into Swaps with an aggregate notional principal amount of $293 million that effectively alter the interest rate characteristics of a like amount of its Medium-Term Notes. These Swaps call for CSC to receive a fixed rate of interest and pay a variable rate of interest based on the three-month LIBOR rate. At September 30, 2002, the net effect of the Swaps converted the Medium-Term Notes from a weighted-average fixed interest rate of 7.57% to a weighted-average variable interest rate of 4.26%. The variable interest rates reset every three months. These Swaps have been designated as fair value hedges under SFAS No. 133, and are recorded on the condensed consolidated balance sheet. Changes in fair value of the Swaps are completely offset by changes in fair value of the hedged Medium-Term Notes, resulting in no effect on earnings. At September 30, 2002, CSC recorded a derivative asset of $25 million for these Swaps. Concurrently, the carrying value of the Medium-Term Notes was increased by $25 million.

Net Interest Revenue Simulation

     The Company uses net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation model (the model) includes all interest-sensitive assets and liabilities, as well as Swaps utilized by the Company to hedge its interest rate risk. Key variables in the model include assumed margin loan and brokerage client cash balance growth or decline, changes to the level and term structure of interest rates, the repricing of financial instruments, prepayment and reinvestment assumptions, loan, banking deposit, and brokerage client cash balance pricing and volume assumptions. The simulations involve assumptions that are inherently uncertain and as a result, the simulations cannot precisely estimate net interest revenue or precisely predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies, including changes in asset and liability mix.
     As demonstrated by the simulations presented below, the Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when rates fall (i.e., interest-earning assets are repricing more quickly than interest-bearing liabilities). The Swaps entered into during the second quarter of 2002 have the effect of increasing the repricing frequency of interest-bearing liabilities, thereby reducing the Company's consolidated interest-rate sensitivity.
     The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the effect of a gradual 100 basis point increase or decrease in interest rates relative to the Company's current base rate forecast on simulated net interest revenue over the next twelve months at September 30, 2002 and December 31, 2001.

--------------------------------------------------------------------------------
Impact on Net Interest Revenue                       September 30,  December 31,
Percentage Increase (Decrease)                           2002          2001
--------------------------------------------------------------------------------
Increase of 100 basis points                             2.3%          3.8%
Decrease of 100 basis points                            (2.6%)        (7.0%)
--------------------------------------------------------------------------------

     The impact of the Company's hedging activities upon net interest revenue for the quarters ended September 30, 2002 and December 31, 2001 was immaterial to the Company's results of operations.


Item 4. Controls and Procedures

     An  evaluation   was  performed   under  the   supervision   and  with  the
participation of the Company's management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design, maintenance, and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.


PART  II  -  OTHER  INFORMATION

Item 1. Legal Proceedings

     In March 2000, three purported class action complaints were filed against U.S. Trust Company, N.A. (USTC N.A.) in U.S. District Court in Louisiana. All three suits are brought on behalf of participants in an employee stock ownership plan (UC ESOP) sponsored by United Companies Financial Corporation (United Companies), which is currently in bankruptcy proceedings in Delaware. Plaintiffs allege that USTC N.A., as directed trustee of the UC ESOP, breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 by failing to diversify the assets of the UC ESOP. In December 2001, plaintiffs and USTC N.A. reached a tentative settlement of $10 million. Under the terms of this settlement, plaintiffs would release USTC N.A. of all liability. Other than an insignificant deductible, the settlement would be paid from insurance coverage. The parties are in the process of finalizing the proposed settlement documentation and are preparing to file a motion for a preliminary approval of the settlement with the U. S. District Court in Louisiana. If and when preliminary approval is granted, notice of the settlement will be distributed to members of the class and a final fairness hearing will be held for final approval of the settlement.
     In January 2001, three purported class action complaints and a number of related individual cases were filed against U.S. Trust NY and other defendants. In some of these cases, USTC N.A. was also named as a defendant. The plaintiffs in all of these cases are former personal injury plaintiffs (Payees) who are entitled to future payments under "structured settlement" agreements. The settlement payments are obligations of Stanwich Financial Services Corp. (Stanwich), as Trustor of certain Trusts, and Stanwich has defaulted on certain
of  those  obligations.   USTC  N.A.

served as Trustee of the Trusts from approximately December 1992 to March 1994, and U.S. Trust NY served as Trustee from approximately September 1998 until its resignation in April 2001. During the period from March 1994 to September 1998, while an unrelated trust company was the Trustee of the Trusts, the U.S. Treasury securities held by the trusts were pledged as collateral for a loan or loans and then lost through foreclosure. The class actions and all but two of the individual cases have been filed in California (the California cases), and have been consolidated. The other two individual cases have been filed in Montana. In the complaints now applicable to these cases, the plaintiffs allege that, as Trustee during their respective tenures, U.S. Trust NY and USTC N.A. owed certain duties to the Payees, and breached those duties in various ways. The plaintiffs in these cases seek unspecified compensatory damages, punitive damages and other relief. In the cases, U.S. Trust NY and USTC N.A. have answered the complaints, denying the allegations and raising certain affirmative defenses, and have filed cross-complaints for indemnity against other defendants in the cases. In the California cases, the Court ordered the class certified on February 13, 2002. U.S. Trust NY and USTC N.A. intend to defend the cases vigorously.
     In October 2001, partnership and individual plaintiffs filed a complaint against U.S. Trust Company of Texas, N.A. (U.S. Trust Texas), USTC and other defendants, relating to defaults that have occurred under bonds issued in a series of eleven bond offerings (Heritage Bonds). The proceeds of the Heritage Bonds, issued between December 1996 and March 1999, were for the purpose of financing the acquisition and/or renovation of a long-term care facility or hospital. U.S. Trust Texas was indenture trustee under various trust indentures executed in connection with the Heritage Bonds. Although U.S. Trust sold its corporate trust business in 2001, under the sale agreement, U.S. Trust retains responsibility for certain litigation, including these cases. The first Heritage Bond complaint was followed by the filing of five more complaints, four of them purported class actions. Five of the six actions, including the four class actions, have been filed in state or federal courts in California (the California cases); the remaining action has been filed in federal court in Illinois (the Illinois case). In these complaints, the plaintiffs allege that, as indenture trustee, U.S. Trust Texas owed certain duties to the plaintiffs, and breached those duties in various ways. In the California cases, the putative plaintiff class seeks compensatory damages in excess of $100 million, punitive damages and other relief. In the Illinois case, the plaintiff seeks compensatory damages in excess of $4.8 million, punitive damages and other relief. U.S. Trust Texas and/or USTC have filed motions seeking dismissal of two of the five California cases and the Illinois case. U.S. Trust Texas and USTC filed a motion with the Judicial Panel on Multidistrict Litigation to consolidate the Illinois case and the federal California cases and that motion was granted. U.S. Trust Texas and USTC intend to defend all of these cases vigorously.
     U.S. Trust NY was Escrow Agent and Indenture Trustee in connection with an offering of approximately $130 million in senior secured redeemable notes issued in July 1998 by Epic Resorts, LLC (Epic Notes). In January 2002, certain noteholders filed a complaint in the Supreme Court of New York, New York County against U.S. Trust NY alleging that U.S. Trust NY failed to comply with its obligations as Escrow Agent and Indenture Trustee for the Epic Notes. Although USTC sold its Corporate Trust business in 2001, under the sale agreement, USTC retains responsibility for certain litigation, including this case. The plaintiff noteholders claim that as a result of the alleged breaches, they suffered financial losses, including losing their investment in the Epic Notes, in the amount of $88 million. U.S. Trust NY has answered the complaint, denying plaintiffs' allegations and asserting affirmative defenses, and intends to vigorously defend the lawsuit.
     The nature of the Company's business, including its new products and services, subjects it to claims, lawsuits, regulatory examinations, and other proceedings in the ordinary course of business. The results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company's results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company's financial condition, results of operations, and cash flows. However, it is the opinion of management, after consultation with legal counsel, that the ultimate outcome of existing claims and proceedings will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.


Item 2. Changes in Securities and Use of Proceeds

     None.


Item 3. Defaults Upon Senior Securities

     None.


Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     Effective October 1, 2002, the Board of Directors of U.S. Trust Corporation (U.S. Trust) appointed Alan J. Weber as Chief Executive Officer of U.S. Trust. Mr. Weber succeeds Jeffrey S. Maurer, who will remain as Chairman of U.S. Trust for a transitional period and will become chairman of Schwab's Affluent Client Strategy and Policy Committee. Mr. Maurer will also remain on the Company's Executive Committee. In addition to his role as chief executive of U.S. Trust, Mr. Weber will serve on the Company's Executive Committee.


Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q.

--------------------------------------------------------------------------------
Exhibit
Number                  Exhibit
--------------------------------------------------------------------------------

10.242 The Charles Schwab Corporation 1987 Stock Option Plan, amended and restated as of September 25, 2002, with form of Non-Qualified Stock Option Agreement attached (supersedes Exhibit 10.222).

10.243 The Charles Schwab Corporation 1987 Executive Officer Stock Option Plan, amended and restated as of September 25, 2002, with form of Non-Qualified Stock Option Agreement attached (supersedes Exhibit 10.223).

10.244 The Charles Schwab Corporation 1992 Stock Incentive Plan, amended and restated as of September 25, 2002 (supersedes Exhibit 10.224).

10.245 The Charles Schwab Corporation 2001 Stock Incentive Plan, amended and restated as of September 25, 2002 (supersedes Exhibit 10.225).

10.246    Executive  Employment  Agreement  by  and  among  The  Charles  Schwab
          Corporation,   Schwab  Capital  Markets  L.P.,  and  Lon  Gorman,  and
          Supplemental Agreement thereto.

10.247    The Charles Schwab Severance Pay Plan, restated as of August 1, 2002.

12.1      Computation of Ratio of Earnings to Fixed Charges.

--------------------------------------------------------------------------------

(b)  Reports on Form 8-K

     On August 13, 2002, the Registrant filed a Current Report on Form 8-K which included sworn statements under oath executed by the Chairman of the Board and Co-Chief Executive Officer, President and Co-Chief Executive Officer, and Executive Vice President and Chief Financial Officer in accordance with the Securities and Exchange Commission Order No. 4-460 Requiring the Filing of Sworn Statements Pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            THE  CHARLES  SCHWAB  CORPORATION
                                                      (Registrant)





Date:  November 12, 2002                     /s/   Christopher V. Dodds
       --------------------                  ------------------------------
                                                  Christopher V. Dodds
                                              Executive Vice President and
                                                 Chief Financial Officer

                                  CERTIFICATION


I, Charles R. Schwab, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Charles Schwab Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 12, 2002     /s/ Charles R. Schwab
      -----------------     ----------------------------------------------------
                            Charles R. Schwab
                            Chairman of the Board and Co-Chief Executive Officer

                                  CERTIFICATION


I, David S. Pottruck, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Charles Schwab Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 12, 2002                 /s/ David S. Pottruck
      -----------------                 ----------------------------------------
                                        David S. Pottruck
                                        President and Co-Chief Executive Officer

                                  CERTIFICATION


I, Christopher V. Dodds, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Charles Schwab Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 12, 2002    /s/ Christopher V. Dodds
      -----------------    -----------------------------------------------------
                           Christopher V. Dodds
                           Executive Vice President and Chief Financial Officer