Form 10-K
period 2002-12-31
SCHWAB CHARLES CORP
filed 2003-03-21
CIK 316709

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002        Commission file number 1-9700



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
          ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes  X   No
                                       ---     ---
As of June 28, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $12,227,271,269. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant, and certain investment companies managed by Charles Schwab Investment Management, Inc. were deemed to be shares of the voting stock held by affiliates.

The number of shares of Common Stock outstanding as of March 10, 2003 was 1,352,529,053.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and III of this Form 10-K incorporate certain information contained in the registrant's 2002 Annual Report to Stockholders by reference to portions of that document. Part III of this Form 10-K incorporates certain information contained in the registrant's definitive proxy statement for its annual meeting of stockholders to be held May 9, 2003 by reference to portions of that document.

                         THE CHARLES SCHWAB CORPORATION


                           Annual Report On Form 10-K

                     For Fiscal Year Ended December 31, 2002
                     ---------------------------------------


                                TABLE OF CONTENTS

Part I

Item 1.  Business ------------------------------------------------------------ 1
Item 2.  Properties --------------------------------------------------------- 14
Item 3.  Legal Proceedings -------------------------------------------------- 14
Item 4.  Submission of Matters to a Vote of Security Holders ---------------- 14
Item 4A. Executive Officers of the Registrant ------------------------------- 14

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters ----------------------------------------------------------- 15
Item 6.  Selected Financial Data -------------------------------------------- 15
Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations --------------------------------------------- 15
Item 7A. Quantitative and Qualitative Disclosures About Market Risk --------- 16
Item 8.  Financial Statements and Supplementary Data ------------------------ 16
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ---------------------------------------------- 16

Part III

Item 10. Directors and Executive Officers of the Registrant ------------------16
Item 11. Executive Compensation --------------------------------------------- 19
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ------------------------------------ 19
Item 13. Certain Relationships and Related Transactions --------------------- 19
Item 14. Controls and Procedures -------------------------------------------- 20

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K ---- 20
          Exhibit Index ----------------------------------------------------- 21
          Signatures -------------------------------------------------------- 26
          Certifications ------------------------------------------------- 27-29
          Index to Financial Statement Schedules --------------------------- F-1


FORWARD-LOOKING STATEMENTS - This Annual Report on Form 10-K, including the information incorporated by reference, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management's beliefs, objectives and expectations as of the date hereof, are necessarily estimates based on the best judgment of our senior management. These statements relate to, among other things, the impact of the sales of its European operations on the Company's results of operations, the impact of its expense reduction measures on the Company's results of operations, the Company's ability to pursue its strategy of attracting and retaining client assets as well as achieve its strategic priorities, and the availability of the Company's information systems. Achievement of the expressed beliefs, objectives and expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from those beliefs, objectives and expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or, in the case of documents incorporated by reference, as of the date of those documents.

                         THE CHARLES SCHWAB CORPORATION


                                     PART I


Item 1. Business

(a) General Development of Business

     The Charles Schwab Corporation (CSC, and with its subsidiaries collectively referred to as the Company) was incorporated in 1986 and engages, through its subsidiaries, in securities brokerage and related financial services. Charles Schwab & Co., Inc. (Schwab) was incorporated in 1971 and is a securities broker-dealer that entered the discount brokerage business in 1974. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust), which merged with CSC in May 2000, is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services.
     Other subsidiaries of CSC include Charles Schwab Investment Management, Inc. (CSIM), Schwab Capital Markets L.P. (SCM), CyberTrader, Inc. (CyberTrader), and The Charles Schwab Trust Company (CSTC). CSIM acts as the investment advisor for Schwab's proprietary mutual funds. The Company refers to certain funds for which CSIM is the investment advisor as the SchwabFunds(R). SCM is a market maker in Nasdaq and other securities providing trade execution services primarily to broker-dealers and institutional clients. CyberTrader, a subsidiary acquired in March 2000, is an electronic trading technology and brokerage firm providing services to highly active, online traders. CSTC serves as trustee for employee benefit plans, primarily 401(k) plans.

                              Available Information

     On the Company's Internet Web site, www.schwab.com, the Company posts the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission
(SEC): the Company's annual report on Form 10-K, the Company's quarterly reports on Form 10-Q, the Company's current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on the Company's Web site are available free of charge.

                                Subsequent Events

     On January 31, 2003, the Company sold Charles Schwab Europe (CSE), a subsidiary located in the United Kingdom, to Barclays PLC (Barclays) in a transaction approved by the Board of Directors (Board) on January 30, 2003. The impact of this sale on the Company's results of operations is not expected to be material. See note "27 - Subsequent Event" in the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.
     On March 13, 2003, the Company announced that due to geopolitical uncertainties and a further decline in its clients' trading activity, it plans to implement a series of expense reduction measures until such time as the business environment improves sufficiently. These measures include a postponement of some of the Company's planned marketing investments, reductions in discretionary expenses, further restrictions on hiring, and adjustments to certain employee benefits. These measures are targeted to reduce quarterly expenses by about $40 million, largely beginning in the second quarter of 2003.
     On March 14, 2003, the Board authorized the repurchase of up to an additional $250 million of CSC's common stock. Including $100 million remaining under an authorization granted by the Board on September 20, 2001, CSC now has authority to repurchase a total of $350 million of its common stock. The shares may be repurchased through open market or privately negotiated transactions based on prevailing market conditions.
     On March 19, 2003, the Company announced an agreement to sell its 50% ownership interest in Glasgow, Scotland-based Aitken Campbell to its joint venture partner, TD Waterhouse Group, Inc. The sale is expected to close in the next few months, subject to regulatory and other approvals. While financial terms are undisclosed, the Company expects to recognize a tax benefit associated with this transaction; the effect of this benefit will be to increase net income by approximately $10 million in the first quarter of 2003. Except for the effect of the tax benefit, the impact of this sale on the Company's results of operations is not expected to be material.

(b) Financial Information About Segments

     The  Company  provides  financial  services to  individuals,  institutional clients, and broker-dealers through four segments - Individual Investor, Institutional Investor, Capital Markets, and U.S. Trust. The Individual Investor segment includes the Company's domestic and international retail operations. The Institutional Investor segment provides custodial, trading and support services to independent investment advisors (IAs), serves company 401(k) plan sponsors and third-party administrators, and supports company stock option plans. The Capital Markets segment provides trade execution services in Nasdaq, exchange-listed, and other securities primarily to broker-dealers, including Schwab, and institutional clients. The U.S. Trust segment provides investment, wealth management, custody, fiduciary, and private banking services to individual and institutional clients. For financial information by segment and geographic area, and for revenues by major client for the three years ended December 31, 2002, see note "25 - Segment Information" in the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.

(c) Narrative Description of Business

                                Business Strategy

     The Company's primary strategy is to serve the needs of individual investors either directly or indirectly through intermediaries, IAs, or corporate retirement plan sponsors. Meeting these investment needs entails offering a variety of financial services including retail brokerage, investment and wealth management, custody and fiduciary services, support services for IAs, investment services to companies and their employees (including 401(k) defined contribution plans), equity securities market-making, and banking and other financial services. Additionally, the Company provides institutional clients with equity trade execution services, mutual fund clearing services, investment management, and fiduciary services. The Company, through its subsidiaries, serves 8.0 million active client accounts(a). Client assets in these accounts totaled $764.8 billion at December 31, 2002.
     To pursue its strategy and its objective of long-term profitable growth, the Company plans to leverage its competitive advantages, which include:
-    a broad range of products, services, and advice offerings,
-    multi-channel delivery systems,
-    an ongoing investment in technology, and
-    nationally recognized brands.
     Management continues to believe that the key to sustaining the Company's competitive advantages will be its ability to combine people and technology in ways that provide investors with the access, information, guidance, advice and control they expect - as well as high-quality service - all at a lower cost than traditional providers of financial services.
     The Company's infrastructure and resources are focused on pursuing six strategic priorities:
- providing the spectrum of affluent investors with the advice, relationships, and choices that support their desired investment outcomes;
- delivering the information, technology, service, and pricing needed to remain a leader in serving active traders;
- continuing to provide high-quality service to emerging affluent clients - those with less than $250,000 in assets;
- providing individual investing services through employers, including retirement and option plans as well as personal brokerage accounts;
- offering selected banking services and developing investment products that give clients greater control and understanding of their finances; and
- retaining a strong capital markets business to address investors' financial product and trade execution needs.

     For further discussion on the Company's business strategy, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Description of Business - Business Strategy" in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.
     The table below shows the Company's sources of revenues on a comparative basis for the three years ended December 31, 2002.

--------
(a) Accounts with balances or activity within the preceding eight months.


Sources of Revenues
(In millions)

Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                     2002                  2001                  2000
                                                             ----------------------------------------------------------------

                                                                Amount   Percent      Amount   Percent      Amount   Percent
                                                             ----------------------------------------------------------------
Revenues
Asset management and administration fees
   Mutual fund service fees:
       Proprietary funds (SchwabFunds(R)
         and Excelsior(R))                                     $   874       21%     $   818       19%     $   673       12%
       Mutual Fund OneSource(R)                                    264        7%         282        6%         331        6%
       Other                                                        42        1%          41        1%          35
   Asset management and related services                           581       14%         534       12%         544        9%
------------------------------------------------------------------------------------------------------------------------------------
Asset management and administration fees                         1,761       43%       1,675       38%       1,583       27%
------------------------------------------------------------------------------------------------------------------------------------

Commissions
   Exchange-listed securities                                      552       13%         540       12%         832       14%
   Nasdaq and other equity securities                              444       11%         606       14%       1,126       19%
   Mutual funds                                                    111        3%          95        2%         132        2%
   Options                                                          99        2%         114        3%         204        4%
------------------------------------------------------------------------------------------------------------------------------------
Commissions                                                      1,206       29%       1,355       31%       2,294       39%
------------------------------------------------------------------------------------------------------------------------------------

Net interest revenue
   Margin loans to clients                                         459       11%         832       19%       1,772       30%
   Investments, client-related                                     337        8%         555       13%         338        6%
   Private banking loans                                           236        6%         240        5%         219        4%
   Securities available for sale                                    76        2%          79        2%          69        1%
   Other                                                            78        2%         151        3%         191        4%
------------------------------------------------------------------------------------------------------------------------------------
   Interest revenue                                              1,186       29%       1,857       42%       2,589       45%
   Interest expense                                               (345)      (9%)       (928)     (21%)     (1,352)     (24%)
------------------------------------------------------------------------------------------------------------------------------------
Net interest revenue                                               841       20%         929       21%       1,237       21%
------------------------------------------------------------------------------------------------------------------------------------

Principal transactions
   Fixed income securities                                          92        3%          65        2%          53        1%
   Nasdaq and other equity securities                               80        2%         173        4%         470        8%
   Other                                                            12                    17                    47        1%
------------------------------------------------------------------------------------------------------------------------------------
Principal transactions                                             184        5%         255        6%         570       10%
------------------------------------------------------------------------------------------------------------------------------------
Other                                                              143        3%         139        4%         104        3%
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                 $ 4,135      100%     $ 4,353      100%     $ 5,788      100%
====================================================================================================================================

This table should be read in connection with the Company's  consolidated financial statements and notes in the Company's 2002 Annual
Report to Stockholders,  which is incorporated herein by reference to Exhibit No. 13.1 of this report. Certain prior years' revenues and expenses have been reclassified to conform to the 2002 presentation.



                    Products, Services, and Advice Offerings

     The Company offers a broad range of products, services, and advice offerings to address its clients' varying investment and financial needs. Such offerings are made through the Company's four segments - Individual Investor, Institutional Investor, Capital Markets, and U.S. Trust.

Individual Investors

     Investors at Schwab, through the Individual Investor segment or indirectly through the Institutional Investor segment, have access to the accounts, features, tools, services, and products described below.

     Accounts and Features. Through various types of brokerage accounts, Schwab offers the purchase and sale of securities which include Nasdaq, exchange-listed and other equity securities, options, mutual funds, unit investment trusts, variable annuities and fixed income investments, including U.S. Treasuries, zero-coupon bonds, exchange-listed and over-the-counter corporate bonds, municipal bonds, Government National Mortgage Association securities and certificates of deposit. Schwab also offers certain of its clients initial and secondary public stock offerings, debt underwritings, and access to futures and commodities trading. Additionally, Schwab provides clients access to a variety of life insurance and annuity products through third-party insurance companies.
     Clients approved for margin transactions may borrow a portion of the price of certain securities purchased through Schwab, or may sell securities short. Clients must have specific approval to trade options; as of December 31, 2002, 401,000 accounts had such approval. To write uncovered options, clients must go through an additional approval process and must maintain a significantly higher level of equity in their brokerage accounts.
     Schwab Signature Client(TM) is designed to serve self-directed individual investors who want to manage their own portfolios. For these clients, Schwab offers the Schwab One(R) account, which is an asset management account that allows clients to combine investments and cash in one account. A client may access available funds in his or her Schwab One account either with a personal check, a VISA(R) debit card with ATM access, or Schwab BillPay(R), in addition to the Schwab MoneyLink(R) service offered with all brokerage accounts. When a Schwab One client is approved for margin trading, the checks and debit card also provide access to margin cash available. For cash balances awaiting investment, Schwab pays interest to Schwab One clients. Alternatively, qualifying Schwab One clients may choose to invest in several SchwabFunds(R) sweep money market funds, including state-specific municipal tax-exempt funds.
     For affluent clients who meet certain trading or asset levels, Schwab offers additional benefits such as premium research, priority handling of their service calls, access to IAs, and other services. Additionally, Schwab offers the Schwab Access(R) account to clients with combined assets of $100,000 or more at Schwab. The Schwab Access account is a payment account designed to work alongside the Schwab One account, allowing clients to manage their investments and conduct many of their cash management activities all within one relationship. The Schwab Access account features include online bill payment, unlimited check writing, a VISA Gold debit card with ATM access, returned check copies, and unlimited money transfers within Schwab accounts. Cash balances in a Schwab Access account are swept daily into the Schwab Government Cash Reserves Fund, a sweep money fund.
     Schwab Private Client is a fee-based service designed for investors with at least $500,000 in assets at Schwab who desire investment guidance and advice, yet want to be actively involved with day-to-day investment decisions. The Schwab Private Client account is structured with an asset-based pricing fee and includes portfolio construction guidance, ongoing monitoring, and a number of commission-free equity trades. Through Schwab Private Client, investors have access to a team of consultants who can provide financial guidance as discussed below under "Help and Advice, Investment Education, Research, and Analysis Tools."
     Schwab Signature Platinum(R), the successor to the Schwab Signature Services(R) program, is designed to meet the specific needs of self-directed affluent investors with at least $500,000 in assets at Schwab. Schwab Signature Platinum offers a tailored set of complimentary benefits, including priority service, an expanded suite of investing resources, and preferred pricing.
     For active traders, Schwab offers accounts that include access to special features and services such as advanced trading tools, priority access to a dedicated team of trading specialists, and reduced pricing on equity trades. Additionally, depending on trading levels, active traders may qualify for Schwab Strategic Trading Resources(TM) benefits, which includes access to a team of trading experts, free premium research (including foreign stock research), discounted commissions, and other exclusive benefits. CyberTrader also offers a brokerage account to its clients. Features of this account include access to CyberTrader's proprietary software designed to benefit highly active traders and the choice of manual or automated order routing for placing trades.
     Schwab acts as custodian, as well as broker, for Individual Retirement Accounts (IRAs) and Keogh accounts. In Schwab IRAs, cash balances are swept daily into one of three SchwabFunds money market funds. Schwab's IRA-related services include the Personal Rollover Specialist, a service designed to help clients process transfers of retirement assets from former employers and/or consolidate their retirement investments. Active IRAs and Keogh accounts at December 31, 2002 totaled 3,500,000, up 5% from December 31, 2001, while client assets in all IRAs and Keogh accounts decreased 9% to $184.5 billion.

     Help and Advice, Investment Education, Research, and Analysis Tools. The Company seeks to provide clients with customized advice which is objective, uncomplicated, and not driven by sales commissions. The Company's approach to advice is based on long-term investment strategies and guidance on portfolio diversification and asset allocation. This approach is designed to be offered consistently across all of Schwab's delivery channels and provides clients with a wide selection of choices for their investment needs. Schwab's products, services, and advice offerings cross the spectrum of its clients - those who manage their own investments and make independent investment decisions, those who want ongoing access to guidance while retaining control over their investment decisions, and those who desire to have experienced professionals manage their assets.
     For affluent investors who make independent investment decisions, the Company offers research, analytic tools, and access to fee-based portfolio consultations and financial planning services. Clients looking for more guidance have access to advanced research, trading and planning resources, combined with professional advice from Schwab's investment specialists designed to assist in developing an investment strategy and carrying out investment and portfolio management decisions.
     The Company's full-service advice and relationship service offer includes the Schwab Advisor Network(TM) (the Network), Schwab Private Client, and Schwab Equity Ratings(TM).
     The Network, the successor to the Schwab AdvisorSource(R) referral program, is designed for investors who want the assistance of an independent professional in managing their financial affairs. The IAs in the Network provide investors with personalized portfolio management, financial planning and wealth management solutions. The Network has over 340 participating IAs who have an average of 17 years of experience and $500 million of assets under management at December 31, 2002. The Network strengthens the Schwab/advisor/client relationship through a pricing model that allows for sharing fee income on referred accounts and features IAs more prominently in advertising that targets affluent investors. Through a separate program, Schwab clients and potential clients who desire personalized investment management, wealth management, trust, and private banking services can receive referrals to U.S. Trust.
     Schwab Private Client features a face-to-face advice relationship with a designated Schwab consultant who offers individualized service, provides ongoing investment strategy and execution, and acts as a liaison between clients and a team of Schwab professionals. Additionally, Schwab Private Client provides access to dedicated support resources, expanded asset management capabilities, and enhanced portfolio tracking and performance reporting. Schwab Private Client includes over 160 designated Schwab consultants and their support teams at December 31, 2002.
     Schwab Equity Ratings provide clients with an objective stock rating system on more than 3,000 stocks, assigning each equity a single grade: A, B, C, D, or
F. On average, A-rated stocks are expected to strongly outperform the overall market over the next 12 months, while F-rated stocks are expected to strongly underperform the market. Rated stocks are ranked and the number of 'buy consideration' ratings - As and Bs - equals the number of 'sell consideration' ratings - Ds and Fs. Schwab Equity Ratings leverages Schwab's November 2000 acquisition of Chicago Investment Analytics, Inc. (CIA) by applying CIA's research and technology strengths to a systematic ratings methodology that complements the variety of perspectives already available to clients from Goldman Sachs, Standard & Poor's, Argus, and First Call.
     Schwab's MarketPlace is an internal Web site which includes the AdviceSuite, a software platform that enables service representatives to apply a consistent set of principles and practices when providing market viewpoints and investment advice. Schwab enhanced MarketPlace to include an 'Investment
Products' home page with lists of investment perspectives across various products, sectors, and styles. MarketPlace also provides tools to support discussions with clients about events such as retirement and college planning and charitable giving. Schwab's Mutual Fund internal Web site provides service representatives with news, research, and analytic tools designed to support their fund-related advice interactions with clients. In addition, to support service representatives' fund-related advice interactions, Schwab's internal Mutual Fund Web site provides representatives with Morningstar analysis on over 1,400 funds. Schwab redesigned its Mutual Fund Select List(R) to include qualitative analyses for each asset class as well as an integrated view that includes asset class summaries, category descriptions, and average expenses for each fund, presented together on a single page.
     Schwab strives to demystify investing by educating and assisting clients in the development of investment plans. Educational tools include: WebShop(R), a series of workshops designed to help investors increase their skills in using Schwab's online services; the Schwab Learning Center(R), interactive courses designed to help clients learn more about investing principles and use of the online channel; and the Smart Investor(TM), a centralized location on schwab.com(TM) for educational information about investing. The Live Online program is a series of workshops that utilize the Internet to bring Schwab representatives and clients together to discuss investing strategies, retirement planning and wealth management in a highly interactive format. Representatives from the Schwab Center for Investment Research(R), Schwab Equity Research(TM), and Schwab Investment Center routinely host Webcasts designed to help investors navigate the current markets. Along with advice on investment objectives, diversification, and risk management, representatives share their perspectives on current market conditions and possible investment opportunities.
     Schwab provides various Internet-based research and analysis tools which are designed to help clients achieve better investment outcomes, including: the Positions Monitor, which tracks clients' mutual fund and equity holdings' historical performance; the Schwab Portfolio Checkup(R), an asset allocation tool that also allows clients to include non-Schwab holdings in their analyses; and SchwabAlerts(R), which delivers investment and market activity news to clients via both wireless and e-mail. Additionally, Schwab provides a variety of stock selection tools. For investors seeking ideas, Schwab provides the Stock Screener, which allows clients to search over 9,000 equities using their own criteria, and Schwab Stock Lists(TM), which are compiled using an unbiased and systematic approach. For investors desiring to analyze a specific equity security, Schwab provides the Charles Schwab Stock Analyzer(R), which provides data for the specific equity security and helps clients interpret such data. Schwab's research and analysis tools include OptionStreet(R), which offers improved online trading screens, tools, and educational content to clients who use options in managing their portfolios. On the schwab.com 'My Home' section, clients can view and manage all of their account balances, watch lists, quotes, research, and market information on one customizable page. Additionally, quotes on money market yields and Schwab BillPay(R) enrollment are available online. Schwab also has a feature on its Web site that guides prospective clients to selected service offerings, based on their individual investing behavior and needs.

     Trading Technology and Tools. The Company strives to deliver information, technology, service and pricing which meets the needs of active traders. For highly active traders, CyberTrader offers integrated software-based trading platforms - CyberX2(TM) and CyberTrader Pro(TM), which utilize direct access and intelligent order routing technology. CyberX2 is a user-friendly trading system with point and click order entry, advanced charting capabilities, streaming news, stock watch lists, multiple Electronic Communication Network (ECN) Book quotes, and advanced risk management tools. CyberTrader Pro is a multifaceted trading platform that offers all of the features of CyberX2 plus additional features including analytical tools, stock filtering tools, and live charting capabilities. Additionally, CyberTrader offers CyberTrader.com(TM), a streaming Web trading platform which includes real-time market data, direct access technology, intelligent order routing, options trading, and premium stock research. When clients are away from their trading platforms, CyberTrader keeps them connected with CyberTrader Wireless(TM), a service giving clients access via handheld communication devices to order-routing capabilities, real-time quotes, customizable stock lists, and account information. Through CyberTrader's Web site, clients have access to CyberTrader U(TM), which offers a variety of introductory and intermediate online classes committed to assisting individuals become more educated traders. The Company offers competitive pricing across all of CyberTrader's platforms with prices as low as $9.95 for equity trades depending on trading levels.
     For active  traders,  Schwab also  offers  Velocity(R),  a desktop  trading
software,   and  StreetSmart  Pro(R),  which  leverages   CyberTrader's  trading
technology and combines Nasdaq Level II quotes, real-time streaming news, unlimited watch lists, and real-time streaming interactive charts with account management features, risk management tools, multi-channel access, and dedicated personal support. StreetSmart Pro allows clients to execute their trades through SmartEx(R) - Schwab's proprietary order-routing technology - without having to access another trading program. Through education initiatives such as the Branch Active Trader program, Schwab clients can receive training from specially qualified representatives on all of these advanced trading platforms. To support representatives' conversations with active traders, the Company offers Active Trader Street, an internal Web site that provides Schwab representatives with a comprehensive suite of investing perspectives, trading strategies, and educational tools. Clients can experience these active trader offerings firsthand by meeting with a specially-trained field consultant in a branch office.

     Client Financing and Clearing Services. Clients' securities transactions are conducted on either a cash or margin basis. Generally, a client buying securities in a cash-only brokerage account is required to make payment by settlement date, usually three business days after the trade is executed. However, for purchases of certain types of securities, such as certain mutual fund shares, a client must have a cash or money market fund balance in his or her account sufficient to pay for the trade prior to execution. When selling securities, a client is required to deliver the securities, and is entitled to receive the proceeds, on settlement date. In an account authorized for margin trading, Schwab may lend a client a portion of the market value of certain securities up to the limit established by the Board of Governors of the Federal Reserve System (Federal Reserve Board), which for most equity securities is initially 50%. These loans are collateralized by the securities in the client's account. Short sales of securities represent sales of borrowed securities and create an obligation for the client to purchase the securities at a later date. Clients may sell securities short in a margin account subject to minimum equity and applicable margin requirements and the availability of such securities to be borrowed and delivered. Interest on margin loans to clients provides an important source of revenue to Schwab. During 2002, Schwab's outstanding margin loans to clients averaged $8.0 billion and were $6.6 billion at December 31, 2002.
     In permitting a client to engage in transactions, Schwab faces credit risk if the client fails to meet his or her obligations in the event of adverse changes in the market value of the securities positions in his or her account. Under applicable rules and regulations for margin transactions, Schwab, in the event of such an adverse change, requires the client to deposit additional securities or cash, so that the amount of the client's obligation is not greater than specified percentages of the cash and market values of the securities in the account. As a matter of policy, Schwab generally requires its clients to maintain higher percentages of collateral values than the minimum percentages required under these regulations.
     Schwab may use cash balances in client accounts to extend margin credit to other clients. Pursuant to the requirements of Rule 15c3-3 under the Securities Exchange Act of 1934 (Rule 15c3-3), the portion of such cash balances not used to extend margin credit (increased or decreased by certain other client-related balances) must be held in segregated investment accounts. The balances in these segregated investment accounts must be invested in cash or qualified securities, as defined by Rule 15c3-3. To the extent Schwab's clients elect to have cash balances in their brokerage accounts swept into certain SchwabFunds(R) money market funds, the cash balances available to Schwab for investments or for financing margin loans are reduced.

However, Schwab receives asset management and administration fees from such funds based upon average daily invested balances. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management" in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report, and "Regulation" in this report.
     Schwab performs clearing services for all securities transactions in its client accounts. Schwab clears the vast majority of client transactions through the facilities of The Depository Trust & Clearing Corporation or the Options Clearing Corporation. Certain other transactions, such as mutual fund transactions and transactions in securities not eligible for settlement through a clearing corporation, are settled directly with the mutual funds or other financial institutions. Schwab is obligated to settle transactions with clearing corporations, mutual funds and other financial institutions even if Schwab's client fails to meet his or her obligations to Schwab. In addition, for transactions that do not settle through a clearing corporation, Schwab assumes the risk of the other party's failure to settle the trade. See note "23 - Financial Instruments Subject to Off-Balance-Sheet Risk, Credit Risk or Market Risk" in the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.

     Mutual Funds. The Company provides mutual fund services primarily through the Individual Investor, Institutional Investor, and U.S. Trust segments. Schwab's Mutual Fund Marketplace(R) provides clients with the ability to invest in over 3,100 mutual funds from a wide variety of fund companies. Within the Mutual Fund Marketplace, Schwab's Mutual Fund OneSource(R) service offers clients access to over 1,700 no-load mutual funds from a variety of fund families without incurring transaction fees. The Mutual Fund Marketplace also includes Schwab's mutual fund clearing service, which provides mutual fund trading and clearing services to banks and broker-dealers.
     Schwab's Mutual Fund OneSource service allows investors to access multiple mutual fund companies, avoid brokerage transaction fees, and achieve investment diversification among fund families. In addition, investors' recordkeeping and investment monitoring are simplified through one consolidated statement. Fees received by Schwab for providing services, including recordkeeping and shareholder services, from the Mutual Fund OneSource program are based upon the daily balances of client assets invested in the participating funds through Schwab and are paid by the funds and/or fund sponsors. Client assets invested in third-party funds that have been purchased through the Mutual Fund OneSource service were $73.6 billion at December 31, 2002.
     Schwab charges a transaction fee on trades placed in non-Mutual Fund OneSource funds included in the Mutual Fund Marketplace. These fees are recorded as commission revenues. In addition to the third-party funds available through the Mutual Fund Marketplace, Schwab offers a family of proprietary funds, referred to as the SchwabFunds(R), and U.S. Trust offers the Excelsior(R) family of funds. Fees received by the Company from the SchwabFunds and the Excelsior funds, for providing shareholder services, administration, investment management and other services, are based upon the net asset value of the funds.
     SchwabFunds  include  money market funds,  equity index funds,  bond funds, asset allocation funds, funds that primarily invest in stock, bond and money market funds, and actively-managed equity funds. Schwab's proprietary funds also include the Schwab MarketMasters Funds(TM), Schwab Core Equity Fund(TM), and Schwab Hedged Equity Fund(TM). Schwab MarketMasters Funds is a suite of four funds designed to spread investment risk and reduce volatility by employing third-party investment managers with different styles and strategies. The Schwab Core Equity Fund and the Schwab Hedged Equity Fund combine the equity selection capabilities of Schwab Equity Ratings(TM) with the diversification and convenience of a mutual fund. Client assets invested in the SchwabFunds were $144.8 billion at December 31, 2002.
     Excelsior funds include actively-managed domestic equity funds, international equity funds, taxable fixed income funds, tax-exempt fixed income funds and money market funds. Client assets invested in the Excelsior funds were $12.6 billion at December 31, 2002.

     International. The Company's international business serves both foreign investors and non-English-speaking U.S. clients. At December 31, 2002, the Company had a presence in the United Kingdom, Hong Kong and the Cayman Islands. In the U.S., the Company serves Chinese-, Korean-, Vietnamese-, and Spanish-speaking clients through a combination of designated branch offices and Web-based and telephonic services. As of December 31, 2002, client assets in the Company's international business totaled $19.4 billion. See note "27 -
Subsequent Event" in the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.

Institutional Investors

     Services for IAs. Schwab provides custodial, trading, technology, Web, and other support services to IAs, whose services are integral to the Company's advice offerings, through the Institutional Investor segment. To attract the business of these advisors, Schwab has a dedicated business unit which includes experienced registered representatives assigned to individual advisors.

     IAs participating in this program who custody client accounts at Schwab may use the SchwabLink(R) for Windows(R) product, the Schwab Institutional(R) Web site, and the Managed Account Connection(R) service, and their clients can use the Schwab Signature Services Alliance(TM) program. SchwabLink for Windows, a proprietary software, provides IAs with up-to-date client account information, as well as mutual fund trading and management fee capabilities. The Schwab Institutional Web site is the core platform for IAs to conduct daily business activities online with Schwab, including trading, submitting client account information, and retrieving news and market information. The Managed Account Connection service enables IAs to provide their clients with personalized equity portfolio management by a variety of institutional asset managers. The Schwab Signature Services Alliance provides enhanced personalized services to clients of IAs, including access to a dedicated team of representatives and the Schwab Alliance Web site.
     Schwab's services to help IAs manage and build their practices include the Electronic Account Submission service, which allows IAs to establish new client account numbers immediately upon request, and the Managed Account Select(R) service, which enables IAs to provide clients with access to pre-screened money managers and fixed income managers under a simplified single-fee structure. Schwab's Centerpiece(R), a portfolio management system for IAs, combines portfolio accounting, performance measurement, fixed income analysis and tracking, and report customization capabilities into a single networked application. To further assist IAs in growing their businesses, Schwab conducts advisor education workshops on operational, trading, and technology solutions. At December 31, 2002, Schwab client assets held in accounts managed by approximately 5,900 active IAs totaled $222.4 billion.

     Corporate Services. The Company also serves individuals through their workplace in a variety of ways. The Company provides 401(k) recordkeeping and other retirement plan services directly through a dedicated sales force, as well as indirectly through alliances with third-party administrators. SchwabPlan(R), the Company's 401(k) retirement plan product, offers plan sponsors a wide array of investment options, participant education and servicing, trustee services, and participant-level recordkeeping. SchwabPlan features include an electronic desktop delivery service that allows plan participants to receive detailed account information via encrypted e-mail, and a Web site that allows individuals who are using Schwab's retirement plan services through third-party administrators to utilize the education, planning, and investment tools that are available to SchwabPlan participants. SchwabPlan Select(TM) is a comprehensive bundled 401(k) plan designed specifically to meet the needs of 401(k) programs with between $2 million and $20 million in participant assets. Under SchwabPlan Select, plan sponsors can build investment menus from hundreds of different mutual funds and participants have full access to Schwab's online planning and education tools, regional client telephone service centers, and Web support. Retirement plan sponsors have access to a monthly online report that allows them to monitor activity and investment performance in their plans against customized criteria and benchmarks. The report also provides plan asset allocations and trend data, market commentary, industry data, fund summaries, and the most recent mutual fund Schwab Focus List(TM), which is specifically designed for retirement plan sponsors. At December 31, 2002, client assets in employer-sponsored retirement plans totaled $88.4 billion, which included $29.3 billion serviced by Schwab's retirement plan services business.
     The Company offers stock option plan and restricted stock services to companies, as well as trade execution and education services to their employees. These services include online tools such as Schwab OptionCenter(R), which allows access to stock option accounts where employees can research, model and exercise their options and StockPlanManager(TM), which allows companies to search, view and run reports on stock option data. The Company offers a live interactive seminar called 'Stock Option Strategies and Issues' for clients looking for information on what to consider when developing a personalized stock option strategy.

Capital Markets

     The Company provides its clients with quick and efficient access to the securities markets by offering trade execution services in Nasdaq, exchange-listed and other securities through its market maker and specialist operations. Clients also have the ability to access extended-hours trading through the Company's participation in Archipelago, an ECN, and analyze and trade a variety of fixed income securities through Schwab's multi-channel delivery systems.
     Schwab has specialist operations on the Boston Stock Exchange to make markets in exchange-listed securities. The majority of trades originated by the clients of Schwab in exchange-listed securities for which Schwab makes a market are directed to this operation. At December 31, 2002, Schwab had three specialists on the Boston Stock Exchange that made markets in 156 securities. Additionally, SCM makes markets in Nasdaq stocks, which totaled over 5,000 at December 31, 2002.
     The Company continues to enhance its trade execution capabilities and financial product offerings. Through selective hirings, SCM expanded its equity trading capabilities to focus on improving execution services for institutional clients. Additionally, most Nasdaq marketable orders up to 2,000 shares received by Schwab for execution are routed using SmartEx(R), its proprietary order routing technology that combines intelligent order routing with market maker liquidity enhancements. SmartEx is available for Schwab client orders in securities in which SCM makes a market. Further, through an agreement with Goldman Sachs, clients have access to OptEx (a service mark of Goldman, Sachs & Co.), which uses advanced technology to scan the entire options marketplace and route orders automatically based on the best price available nationwide and other execution quality factors.
     Clients also have the ability to analyze and trade a variety of fixed income securities through Schwab's multi-channel delivery systems. Through Schwab's alliance with Valubond, individual and IA clients can analyze and trade fixed income securities through the Schwab Web site. Schwab's fixed income offering includes Schwab BondSource(R) - a fully automated, online bond trading system that provides clients with access to a wide variety of bond investments to meet their needs and risk tolerance. Schwab recently expanded its BondSource platform to provide additional information, new analytical tools, and enhanced fixed income securities price quotes to support more efficient client service. Schwab's fixed income offering also includes Schwab CDSource(R), a service that enables clients to research and purchase certificates of deposits from a variety of FDIC-insured depository institutions, including U.S. Trust, entirely online. Additionally, Schwab has dedicated Schwab Bond Specialists(R) to assist clients in their decisions.
     See also "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management" in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report, and "Regulation" in this report.

U.S. Trust

     U.S. Trust provides an array of financial services for affluent clients and their families. These services include investment and wealth management, trust, custody, financial and estate planning, and private banking. U.S. Trust provides both individually managed balanced portfolios (i.e., portfolios that are invested in several different asset classes with the overall goal of preserving and enhancing those assets) and specialized investment management services to clients with $2 million to $50 million in assets at U.S. Trust. U.S. Trust offers Wealth Advisory Accounts, an investment advisory service that utilizes the Excelsior(R) family of mutual funds, to clients that have over $250,000 in assets at U.S. Trust. In addition to investment management services, U.S. Trust provides specialized fiduciary, financial planning, enhanced master custody, and philanthropic consulting services to clients that have over $50 million in assets at U.S. Trust. U.S. Trust also offers private banking services to assist in meeting the credit and liquidity requirements of its clients. These services include mortgage and personal lending vehicles and an array of deposit-taking products. Additionally, affluent investors may receive referrals to U.S. Trust from Schwab. U.S. Trust's Web site provides clients with secure access to consolidated account information as well as updated equity pricing, proprietary research, and financial information from third-party providers. Additionally, clients can download their account information into selected financial software programs, view their portfolio asset allocations in real-time, and make bill payments directly from the Web site.
     For institutional clients, including corporations, endowments, foundations, and pension plans, U.S. Trust provides investment management, brokerage, and special fiduciary services. Through these investment management services, U.S. Trust offers a wide range of investment options, including balanced and specialized domestic and international equity investments, structured investments, alternative investments, fixed income securities, and short-term cash management. Institutional clients can also utilize the Excelsior funds.
     Additionally, U.S. Trust offers to its institutional clients investment, consulting and fiduciary services for employee stock ownership plans. Special fiduciary services also include trustee services for non-qualified or supplemental employee benefit plans, also known as rabbi trusts.


                         Multi-Channel Delivery Systems

     The Company's multi-channel delivery systems allow clients to choose how they prefer to do business with the Company. In addition to its branch office network, Schwab maintains four regional client telephone service centers as well as automated telephonic and online channels, primarily serving retail investors through the Individual Investor and Institutional Investor segments. U.S. Trust maintains offices serving clients through the U.S. Trust segment.

Office Network

     To enable clients to obtain services in person with a Company representative, the Company maintains a network of offices. At December 31, 2002, Schwab operated 388 domestic branch offices in 48 states, as well as a branch in the Commonwealth of Puerto Rico. At December 31, 2002, U.S. Trust operated 34 offices in 12 states. In addition, the Company had offices in the Cayman Islands, Hong Kong and the United Kingdom. The Company's office network plays a key role in building its business. With the client service support of regional client telephone service centers and automated telephonic and online channels, office personnel focus a significant portion of their time on business development and help and advice interactions with clients. Clients can use Schwab's branch offices to open accounts, deliver and receive checks and securities, obtain market information, place orders, and obtain related client services in person, yet most of these activities are conducted by telephone, mail, and online channels. Schwab's branch offices also provide investors with access to the Internet and to Schwab's registered representatives who can assist investors in developing asset allocation strategies and evaluating their investment choices. U.S. Trust's clients can meet with wealth management professionals at regional offices to obtain access to U.S. Trust's wide array of financial services and products.

Regional Client Telephone Service Centers

     Schwab's four regional client telephone service centers, located in Denver, Indianapolis, Orlando, and Phoenix, handle client trading and service calls. The Company closed its telephone service center in Austin, Texas in 2002 as part of its restructuring initiatives.
     Schwab's client service approach is to use teams led by registered representatives in the service centers, who work closely with office network personnel. Additionally, certain teams at these centers provide specialized services to affluent clients. Each registered representative has immediate access to the client account and market-related information necessary to respond to client inquiries. For most client orders, registered representatives can enter the order and confirm the transaction immediately. As a result of this approach, the departure of a registered representative generally does not result in a loss of clients for Schwab.

Online and Automated Telephonic Channels

     Clients are able to obtain financial information and execute trades on an automated basis through Schwab's automated telephonic and online channels. These channels are designed to provide added convenience for clients and minimize Schwab's costs of responding to and processing routine client transactions.
     Schwab's automated telephonic channels include TeleBroker(R) - Schwab's touch-tone telephone quote and trading service, and Schwab by Phone(TM) - Schwab's voice recognition quote and trading service. Schwab's automated telephonic channels handled over 70% of client calls received in 2002. Schwab handled approximately 59 million automated and live calls received in 2002.
     Online channels include the Charles Schwab Web Site, an information and trading service on the Internet at schwab.com(TM); the Schwab Institutional(R) Web site, a platform for IAs to conduct daily activities; the SchwabPlan(R) Web site, a service on the Internet at schwabplan.com where plan participants and sponsors can manage their 401(k) accounts; and Schwab Wireless(TM), a wireless information and trading service. Additionally, online mediums designed for highly active traders include StreetSmart Pro(R) and Velocity(R), online trading systems which provide enhanced trade information and order execution, and CyberTrader's integrated software-based trading platforms. While most client transactions are completed through the online channel, the Company continues to stress the importance of Clicks and Mortar access - blending the power of the Internet with personal service to create a full-service client experience. The Company's online channels handled 83% of total trades in 2002.


                                   Technology

     The Company's ongoing investment in technology is a key element in expanding its product and service offerings, enhancing its delivery systems, providing fast and consistent client service, reducing processing costs, and facilitating the Company's ability to handle significant increases in client activity without a corresponding rise in staffing levels. The Company uses technology to empower its clients to manage their financial affairs and is a leader in driving technological advancements in the financial services industry.
     The Company's operations rely heavily on its information processing and communications systems. The Company's system for processing a securities transaction is highly automated. Registered representatives equipped with online computer terminals can access client account information, obtain securities prices and related information, and enter orders online.
     To support its multi-channel delivery systems, as well as other applications such as clearing functions, account administration, recordkeeping, and direct client access to investment information, the Company maintains a sophisticated computer network connecting all of the offices and regional client telephone service centers. The Company's computers are also linked to the major registered U.S. securities markets and The Depository Trust & Clearing Corporation.
     Failure of the Company's information processing or communications systems for a significant period of time could limit the Company's ability to process its large volume of transactions accurately and rapidly. This could cause the Company to be unable to satisfy its obligations to clients and other securities firms, and could result in regulatory violations. External events, such as an earthquake, terrorist attack, or power failure, loss of external information feeds such as security price information, as well as internal malfunctions such as those that could occur during the implementation of system modifications, could render part or all of such systems inoperative.
     To enhance the reliability of the system and integrity of data, the Company maintains backup and recovery functions. These include logging of all critical files intraday, duplication and storage of all critical data every twenty-four hours, and maintenance of facilities for backup and communications. They also include the maintenance and periodic testing of a disaster recovery plan that management believes would permit the Company to recommence essential computer operations if its central computer site were to become inaccessible. To minimize business interruptions, the

Company has data centers intended, in part, to further improve the recovery of business processing in the event of an emergency.


                          Nationally Recognized Brands

     The Company's advertising and marketing programs support its strategy by continually reinforcing the strengths and key attributes of Schwab's full-service offering, U.S. Trust's wealth management services, and CyberTrader's trading technology. In 2002, Schwab launched a new advertising campaign designed to differentiate Schwab's service model from those of other full-service firms. Additionally, the Company launched a new print advertising campaign to increase awareness of the U.S. Trust brand and educate investors about wealth management. To build its CyberTrader(R) brand, the Company launched an advertising campaign complemented with promotional offers. By maintaining a consistent level of visibility in the marketplace, the Company seeks to establish Schwab, U.S. Trust, and CyberTrader as leading financial services brands in a focused and cost-effective manner. The Company primarily uses a combination of network, cable and local television, print media, direct mail, athletic event sponsorship, and online channels in its advertising.


                                    Employees

     As of December 31, 2002, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of 16,700 full-time employees.


                                 Risk Management

     The Company's business and activities expose it to different types of risks. Proper identification, assessment, and management of these risks are essential to the success and financial soundness of the Company. For a discussion on the Company's principal risks and some of the policies and procedures for risk identification, assessment and mitigation, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management" in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report, and "Technology" and "Regulation" in this report.


                              Business Environment

     The Company's business, like that of other securities brokerage and related financial services firms, is directly affected by the fluctuations in securities trading volumes and price levels that occur in fundamentally cyclical financial markets, by changes in government monetary policies that impact the growth of bank loans and investments and the level of interest charged for loans and paid on deposits and other funding sources, and by changes in the geopolitical environment. The Company may experience significant variations in revenues from period to period depending on changes in these factors and the overall business environment. Given the nature of the Company's revenues, expenses and risk profile, the Company's earnings and CSC's common stock price may be subject to significant volatility from period to period. For a discussion of the business environment faced by the Company in 2001 and 2002, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations - Financial Overview" in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


                                   Competition

     The Company faces significant competition from companies seeking to attract client financial assets, including traditional, discount and online brokerage firms, mutual fund companies, banks, and asset management and wealth management companies. For a discussion of competition, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management - Competition" in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


                                   Regulation

     CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. CSC's depository institution subsidiaries are subject to regulation and supervision and to various requirements and restrictions under federal and state law. For a discussion of bank holding company requirements, see note "21 - Regulatory Requirements" in the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No.
13.1 of this report.
     The securities industry in the United States is subject to extensive regulation under both federal and state laws. The

SEC is the federal agency charged with administration of the federal securities laws. Schwab, SCM, and CyberTrader are registered as broker-dealers with the SEC. Schwab and CSIM are registered as investment advisors with the SEC. Additionally, Schwab is regulated by the Commodities Futures Trading Commission
(CFTC)  with  respect  to  its  introduced   futures  and  commodities   trading
activities.
     Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the national securities exchanges such as the New York Stock Exchange (NYSE), which has been designated by the SEC as Schwab's primary regulator with respect to its securities activities, and the NASD, which has been designated as Schwab's primary regulator with respect to its options trading activities. The NASD has been designated by the SEC as SCM's and CyberTrader's primary regulator with respect to its securities activities. The National Futures Association (NFA) has been designated by the CFTC as Schwab's primary regulator with respect to its futures and commodities trading activities. These self-regulatory organizations adopt rules (subject to approval by the SEC or CFTC) governing the industry and conduct periodic examinations of broker-dealers. Securities firms are also subject to regulation by state securities authorities in the states in which they do business. In addition to its membership in the NYSE, Schwab is also a member of all other major U.S. securities exchanges and is consequently subject to their rules and regulations. Schwab and SCM were registered as broker-dealers in fifty states, the District of Columbia and Puerto Rico as of December 31, 2002.
     The principal purpose of regulating and disciplining broker-dealers and investment advisors is the protection of clients and the securities markets, rather than protection of creditors and stockholders of broker-dealers and investment advisors. The regulations to which broker-dealers and investment advisors are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, uses and safekeeping of clients' funds and securities, capital structure of securities firms, recordkeeping and reporting, fee arrangements, disclosure to clients, and the conduct of directors, officers and employees. As registered investment advisors, Schwab and CSIM are subject to the requirements of the Investment Advisers Act of 1940 and the regulations thereunder, which impose, among other things, various recordkeeping, reporting, and disclosure requirements and impose limitations on fees and principal transactions between an advisor and its clients.
     Additional legislation, changes in rules promulgated by the SEC, other federal and state regulatory authorities, and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers and investment advisors. The profitability of broker-dealers and investment advisors could also be affected by rules and regulations which impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation, and electronic commerce. The SEC, CFTC, self-regulatory organizations, and state securities authorities may conduct civil or administrative proceedings which can result in censure, fine, cease and desist orders, or suspension or expulsion of a broker-dealer or an investment advisor, its officers, or employees. Schwab and SCM have been the subject of such administrative proceedings.
     As registered broker-dealers and NASD member organizations, Schwab, SCM, and CyberTrader are required by federal law to belong to the Securities Investor Protection Corporation (SIPC), which provides, in the event of the liquidation of a broker-dealer, protection for securities held in client accounts held by the firm of up to $500,000 per client, subject to a limitation of $100,000 for claims of cash balances. SIPC is funded through assessments on registered broker-dealers. In addition, Schwab purchased from a private surety company account protection for clients above the SIPC limit, as defined, of up to the net equity value for client securities and cash in each account. Stocks, bonds, mutual funds, options, unit investment trusts, and money market funds are considered securities for the purposes of SIPC protection and the additional protection (i.e., protected securities may either be replaced or converted into an equivalent market value as of the date a SIPC trustee is appointed). Neither SIPC protection nor the additional protection applies to fluctuations in the market value of securities.
     Schwab is authorized by the Municipal Securities Rulemaking Board to conduct transactions in municipal securities on behalf of its clients and has obtained certain additional registrations with the SEC and state regulatory agencies necessary to permit it to engage in certain other activities incidental to its brokerage business.
     Margin lending by Schwab and SCM is subject to the margin rules of the Federal Reserve Board and the NYSE. Under such rules, broker-dealers are limited in the amount they may lend in connection with certain purchases and short sales of securities and are also required to impose certain maintenance requirements on the amount of securities and cash held in margin accounts. In addition, those rules and rules of the Chicago Board Options Exchange govern the amount of margin clients must provide and maintain in writing uncovered options.
     As a California state-chartered trust company, CSTC is primarily regulated by the State of California Department of Financial Institutions. Since it provides employee benefit plan trust services, CSTC is also required to comply with the Employee Retirement Income Security Act of 1974 (ERISA) and, consequently, is subject to oversight by both the Internal Revenue Service and Department of Labor. CSTC is required under ERISA to maintain a fidelity bond for the protection of employee benefit trusts for which it serves as trustee.

     The Company's business is also subject to regulation by various non-U.S. governments, securities exchanges, and regulatory bodies, particularly in those countries where it has acquired subsidiaries. Such regulation may directly affect the method of operation and profitability of the Company's foreign operations.
     As registered broker-dealers, certain subsidiaries of CSC, including Schwab and SCM, are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934 (the Net Capital Rule), which has also been adopted through incorporation by reference in NYSE Rule 325. The CFTC and NFA also impose net capital requirements. The Net Capital Rule specifies minimum net capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE and the NASD, certain punitive actions by the SEC and other regulatory bodies, and ultimately may require a firm's liquidation. Because CSC itself is not a registered broker-dealer, it is not subject to the Net Capital Rule. However, if Schwab or SCM failed to maintain specified levels of net capital, such failure would constitute a default by CSC under certain debt covenants.
     "Net capital" is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings, less certain deductions that result from excluding assets that are not readily convertible into cash and from conservatively valuing certain other assets. These deductions include charges that discount the value of firm security positions to reflect the possibility of adverse changes in market value prior to disposition.
     The Net Capital Rule requires notice of equity capital withdrawals to be provided to the SEC prior to and subsequent to withdrawals exceeding certain sizes. Such rule prohibits withdrawals that would reduce a broker-dealer's net capital to an amount less than 25% of its deductions required by the Net Capital Rule as to its security positions. The Net Capital Rule also allows the SEC, under limited circumstances, to restrict a broker-dealer from withdrawing equity capital for up to twenty business days.
     Schwab and SCM have elected the alternative method of calculation under paragraph (a)(1)(ii) of the Net Capital Rule, which requires a broker-dealer to maintain minimum net capital equal to the greater of 2% of its "aggregate debit items," computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers under Rule 15c3-3, or a minimum dollar amount, which is based on the type of business conducted by the broker-dealer. The minimum dollar amount for both Schwab and SCM is $1 million. "Aggregate debit items" are assets that have as their source transactions with clients, primarily margin loans. Under the alternative method of the Net Capital Rule, a broker-dealer may not (a) pay, or permit the payment or withdrawal of, any subordinated borrowings or (b) pay cash dividends or permit equity capital to be removed if, after giving effect to such payment, withdrawal, or removal, its net capital would be less than 5% of its aggregate debit items.
     Under NYSE Rule 326, Schwab is required to reduce its business if its net capital is less than 4% of aggregate debit items for more than fifteen consecutive business days; NYSE Rule 326 also prohibits the expansion of business if net capital is less than 5% of aggregate debit items for more than fifteen consecutive business days. The provisions of NYSE Rule 326 also become operative if capital withdrawals (including scheduled maturities of subordinated borrowings during the following six months) would result in a reduction of a firm's net capital to the levels indicated.
     If compliance with applicable net capital rules were to limit Schwab's or SCM's operations and their ability to repay subordinated debt to CSC, this in turn could limit CSC's ability to repay debt, pay cash dividends and purchase shares of its outstanding stock. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Liquidity" and note "21 - Regulatory Requirements" in the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.

Item 2. Properties

     The Company's corporate headquarters and its principal executive offices are located in leased office space, totaling 433,000 square feet, at 120 Kearny Street in San Francisco, California. These leases have expiration dates that range from 2009 to 2011, and include two five-year extension options at the then current market rates. Schwab also leases a 28-story building at 101 Montgomery Street in San Francisco, California. The building contains 296,000 square feet and is leased by Schwab under a term expiring in the year 2010. Schwab has three successive five-year options to renew this lease at the then current market rates. Schwab also has a lease for 412,000 square feet of office space located at 211 Main Street in San Francisco that serves as the corporate technology support center. A portion of this lease expires in 2010 and has one five-year extension option at the then current market rates, while the remaining portion of this lease expires in 2018 and has two seven-year extension options at the then current market rates. In addition to these locations, Schwab leases space in other buildings for its San Francisco and Pleasanton operations aggregating 831,000 additional square feet. U.S. Trust's headquarters are located in leased office space, totaling 487,000 square feet, in New York City, New York. This lease expires in 2014 and includes two ten-year extension options at the then current market rates. SCM's headquarters are located in leased office space, aggregating 122,000 square feet in Jersey City, New Jersey; this lease expires in 2012. In addition, Schwab and SCM lease an additional 335,000 square feet in Jersey City which is presently on the market to be subleased.
     A subsidiary of Schwab leases a building, totaling approximately 372,000 square feet, located at 215 Fremont Street in San Francisco, California. Upon the expiration of this lease in June 2005, the Company may renew the lease for an additional five years subject to certain approvals and conditions, or arrange a sale of the office building to a third party. The Company also has an option to purchase the office building for $245 million at any time after June 18, 2003. For additional information, see note "22 - Commitments and Contingent Liabilities" in the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.
     Substantially all of the Company's branch offices are located in leased premises, generally with lease expiration dates of less than ten years from inception. In addition, the Company has four regional client telephone service centers. The Company owns the service centers located in Phoenix and Indianapolis, with 330,000 and 164,000 square feet, respectively. The Company also leases an additional 128,000 square feet as part of its Phoenix service center. The Company leases its service centers located in Denver and Orlando, with 352,000 and 329,000 square feet, respectively. In 2002, the Company closed its fifth service center located in Austin and is currently seeking to sublease this space, which totals 456,000 square feet. The Company owns its data center and administration support center located in Phoenix and aggregating 624,000 square feet.
     The square footage of the above locations are presented net of space that has been subleased to third parties.
     While the corporate headquarters and data centers support all of the Company's segments, the offices and service centers primarily support the Individual Investor, Institutional Investor, and U.S. Trust segments. U.S. Trust's headquarters support the U.S. Trust segment and SCM's headquarters support the Capital Markets segment.
     In 2002 and 2001, the Company initiated restructuring initiatives that included a reduction in facilities. For a discussion of such initiatives, see "Management's Discussion and Analysis of Results of Operations and Financial
Condition - Results of Operations" and note "3 - Restructuring and Other Charges" in the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference to
Exhibit 13.1 of this report.


Item 3. Legal Proceedings

     The information required to be furnished pursuant to this item is included in note "22 - Commitments and Contingent Liabilities" in the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2002.


Item 4A. Executive Officers of the Registrant

     Information   relating  to  the  executive   officers  of  the  Company  is
incorporated by reference from Part III, Item 10 of this report.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock is listed on the NYSE and the Pacific Exchange under the ticker symbol SCH. The number of common stockholders of record as of March 10, 2003 was 12,929. The closing market price per share on that date was $6.85.
     The other information required to be furnished pursuant to this item is included in "Quarterly Financial Information (Unaudited)" in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 6. Selected Financial Data

     The information required to be furnished pursuant to this item is included in "Selected Financial and Operating Data" in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required to be furnished pursuant to this item is included in "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.
     Average balances and interest rates for the fourth quarters of 2002 and 2001 are summarized as follows (dollars in millions):

--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                            December 31,
                                                           2002       2001
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Investments (client-related):
  Average balance outstanding                          $20,225    $16,667
  Average interest rate                                  1.61%      2.55%
Margin loans to clients:
  Average balance outstanding                          $ 6,576    $ 9,145
  Average interest rate                                  5.46%      5.85%
Private banking loans:
  Average balance outstanding                          $ 4,204    $ 3,886
  Average interest rate                                  5.50%      6.39%
Securities available for sale:
  Average balance outstanding                          $ 1,508    $ 1,245
  Average interest rate                                  4.27%      5.42%
Average yield on interest-earning assets                 3.01%      4.12%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                          $22,926    $22,550
  Average interest rate                                   .54%      1.57%
Interest-bearing banking deposits:
  Average balance outstanding                          $ 4,046    $ 3,561
  Average interest rate                                  2.58%      2.72%
Other interest-bearing sources:
  Average balance outstanding                          $ 1,271    $   903
  Average interest rate                                  1.53%      2.55%
Average noninterest-bearing portion                    $ 4.270    $ 3,929
Average interest rate on funding sources                  .76%      1.53%
Summary:
  Average yield on interest-earning assets               3.01%      4.12%
  Average interest rate on funding sources                .76%      1.53%
--------------------------------------------------------------------------------
Average net interest spread                              2.25%      2.59%
================================================================================

     The decrease in interest revenue, net of interest expense, from the fourth quarter of 2001 to the fourth quarter of 2002 was primarily due to lower levels of, and lower rates received on, margin loans to clients, as well as lower rates received on client-related investments, partially offset by lower rates paid on brokerage client cash balances and higher average balances of client-related investments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information required to be furnished pursuant to this item is included in "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management - Market Risk" in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 8. Financial Statements and Supplementary Data

     The information required to be furnished pursuant to this item is included in the Consolidated Financial Statements and "Quarterly Financial Information (Unaudited)" in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III


Item 10.      Directors and Executive Officers of the Registrant

     The information relating to directors of the Company required to be furnished pursuant to this item is incorporated by reference from portions of the Company's definitive proxy statement for its annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2003 (the Proxy Statement) under "The Board of Directors" and "Other Information - Section 16(a) Beneficial Ownership Reporting Compliance."

Executive Officers of the Registrant

     The following table provides certain information about each of the Company's current executive officers. Other information relating to executive officers required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under "Appendix A - Description of Charles R. Schwab's Employment and License Agreements," and "Appendix H - Description of Lon Gorman's Employment Agreement."

                         THE CHARLES SCHWAB CORPORATION




================================================================================
                      Executive Officers of the Registrant

     Name             Age                  Title
     ----             ---                  -----

Charles R. Schwab     65   Chairman, Co-Chief Executive Officer, and Director

David S. Pottruck     54   President, Co-Chief Executive Officer, and Director

William L. Atwell     52   Executive Vice President - Institutional,
                           International, and Banking

Jody L. Bilney        41   Executive Vice President and Chief Marketing Officer

John Philip Coghlan   51   Vice Chairman, President - Schwab Individual Investor

Christopher V. Dodds  43   Executive Vice President and Chief Financial Officer

Lon Gorman            54   Vice Chairman, President - Schwab Capital Markets/
                           Asset Management Products and Services

Daniel O. Leemon      49   Executive Vice President and Chief Strategy Officer

Dawn G. Lepore        48   Vice Chairman - Technology, Operations, and
                           Administration

Mary S. McLeod        47   Executive Vice President - Human Resources

Geoffrey J. Penney    57   Executive Vice President and Chief Information
                           Officer

Alan J. Weber         54   Executive Vice President of The Charles Schwab
                           Corporation, Chairman and Chief Executive Officer
                           of U.S. Trust Corporation
================================================================================

     Mr. Schwab has been Co-Chief Executive Officer of the Company since 1998, and Chairman and a director of the Company since its incorporation in 1986. Effective May 9, 2003, Mr. Schwab will become Chairman and director and will cease serving as Co-Chief Executive Officer. Mr. Schwab was Chief Executive Officer of the Company from 1986 to 1997. Mr. Schwab was a founder of Schwab in 1971 and has been its Chairman since 1978. Mr. Schwab is currently a director of USTC and its principal subsidiary, U.S. Trust NY; Gap, Inc.; Siebel Systems, Inc., a company that provides support for software systems; and Xign, Inc., a developer of electronic payment systems using digitally signed electronic check technology. Mr. Schwab is also a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust and Schwab Annuity Portfolios, all registered investment companies.

     Mr. Pottruck has been Co-Chief Executive Officer of the Company since 1998, a director of the Company since 1994, and President of the Company since 1992. Mr. Pottruck's appointment as the sole Chief Executive Officer will become effective on May 9, 2003. Mr. Pottruck was Chief Operating Officer of the Company from 1994 to 1998. Mr. Pottruck joined Schwab in 1984. Mr. Pottruck is currently a director of USTC; U.S. Trust NY; the Nasdaq Stock Market; Intel Corporation, a maker of microcomputer components and related products; and DoveBid, Inc., a provider of online business-to-business capital asset auctions and valuation services.

     Mr. Atwell has been Executive Vice President - Institutional, International and Banking of the Company and Schwab since June 2002 and Executive Vice President - International and Banking of Schwab from February 2002 to May 2002. Mr. Atwell was Executive Vice President - International of Schwab from 2000 to January 2002. Prior to joining Schwab, Mr. Atwell was Senior Vice President - National Sales and Delivery Network for CIGNA Healthcare from 1996 to 2000.

     Ms. Bilney has been Executive Vice President and Chief Marketing Officer of the Company and Schwab since July 2002. Prior to joining Schwab, Ms. Bilney was Senior Vice President - Brand Management and Marketing Communications from 2001 to 2002, President - Consumer Markets Group from 2000 to 2001, Vice President - Consumer Markets Group from 1999 to 2000, Vice President - General Manager, Consumer Sales from 1997 to 1999, and Vice President - Marketing from 1996 to 1997 for Verizon Communications, a provider of telecommunication services.

     Mr. Coghlan has been Vice Chairman of the Company and Schwab since 1999, President - Individual Investor of Schwab since July 2002 and Executive Vice President of the Company since 1992. Mr. Coghlan was Enterprise President - Schwab Institutional of Schwab from March 2001 to July 2002. Mr. Coghlan was Enterprise President - Services for Investment Managers of Schwab from 1998 to March 2001 and Enterprise President - Retirement Plan Services of Schwab from 1997 to March 2001. Mr. Coghlan was Executive Vice President of Schwab and General Manager of Schwab Institutional from 1992 to 1997. Mr. Coghlan joined Schwab in 1986.

     Mr. Dodds has been Chief Financial Officer of the Company and Schwab since 1999 and Executive Vice President of the Company and Schwab since 1998. Mr. Dodds was Corporate Controller of Schwab from 1997 to 1999 and Corporate Treasurer of Schwab from 1993 to 1997. Mr. Dodds joined Schwab in 1986.

     Mr. Gorman has been Vice Chairman of the Company and Schwab since 1999, President - Asset Management Products and Services since February 2002,
Enterprise President - Schwab Capital Markets of Schwab and Executive Vice President of the Company since 1997. Mr. Gorman was Executive Vice President - Schwab Capital Markets of the Company and Schwab from 1996 to 1997. Mr. Gorman joined Schwab in 1996.

     Mr. Leemon has been Executive Vice President and Chief Strategy Officer of the Company and Schwab since 1995. Mr. Leemon joined Schwab in 1995. Mr. Leemon is currently a director of LiveCapital, a provider of online small business financing.

     Ms. Lepore has been Vice Chairman - Technology, Operations, and Administration of the Company and Schwab since July 2002 and Vice Chairman - Technology and Administration of the Company and Schwab from October 2001 to July 2002. Ms. Lepore was Vice Chairman and Chief Information Officer of the Company and Schwab from 1999 to October 2001 and Executive Vice President and Chief Information Officer of the Company and Schwab from 1993 to 1999. Ms. Lepore joined Schwab in 1983. Ms. Lepore is currently a director of Wal-Mart Stores, Inc. and eBay Inc.

     Ms. McLeod has been Executive Vice President - Human Resources of the Company and Schwab since 2001. Ms. McLeod was appointed to the Company's Executive Committee effective January 1, 2003. Prior to joining Schwab, Ms. McLeod was Vice President of Human Resources for the Global Sales Organization of Cisco Systems from 2000 to 2001 and Senior Vice President of Human Resources for Hallmark Cards from 1997 to 2000.

     Mr. Penney has been Executive Vice President and Chief Information Officer of the Company and Schwab since 2001. Mr. Penney was appointed to the Company's Executive Committee effective January 1, 2003. Mr. Penney was Executive Vice President - Schwab Technology of Schwab from 1998 to 2001. Mr. Penney joined Schwab in 1997 as Senior Vice President of Financial Products and International Technology of Schwab. Mr. Penney is currently a director of Keynote Systems, an internet performance management company.

     Mr. Weber has been Executive Vice President of the Company, Chief Executive Officer of USTC and U.S. Trust NY, and a director of USTC since October 2002. Mr. Weber was appointed Chairman of USTC as of January 31, 2003. Prior to joining USTC, Mr. Weber was Vice Chairman and Chief Financial Officer for Aetna, Inc. from 1998 to 2001 and Chairman of Citibank International from 1994 to 1998.

Item 11. Executive Compensation

     The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under "Compensation Committee Interlocks and Insider Participation," "Director Compensation," "Summary Compensation Table," "Option Grants," "Options Exercised," "Pension Plan Table," "Compensation Committee Report," "Other Information - Certain Transactions," "Appendix A - Description of Charles R. Schwab's Employment and License Agreements," "Appendix B - Description of H.
Marshall Schwarz's Separation and Employment Agreements," and "Appendix C - Description of Jeffrey S. Maurer's Separation and Employment Agreements," and "Appendix H - Description of Lon Gorman's Employment Agreement."


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information relating to security ownership of certain beneficial owners and management required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under "Principal Stockholders."

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table summarizes information as of December 31, 2002 with respect to equity compensation plans approved and not approved by stockholders (shares in millions):

--------------------------------------------------------------------------------
                                                                     (C)
                             (A)                (B)            Shares Available
                    Shares to be Issued   Weighted-Average   for Future Issuance
                      Upon Exercise of    Exercise Price of  (Excluding Shares
Plan Category       Outstanding Options  Outstanding Options     in Column A)
--------------------------------------------------------------------------------
Equity compensation
   plans approved by
   stockholders           109 (1)             $14.37                 38
Equity compensation
   plans not approved
   by stockholders         47 (2)             $17.76                  3
--------------------------------------------------------------------------------
Total                     156                 $15.38                 41 (3)
================================================================================
(1) Represents shares of common stock issuable upon exercise of outstanding options under CSC's 1987 Stock Option Plan, 1987 Executive Officer Stock Option Plan, and the 1992 and 2001 Stock Incentive Plans, which are generally used for grants to officers and directors. Although stock and stock-based awards are still outstanding under the 1987 Stock Option Plan and 1987 Executive Officer Stock Option Plan, no new shares are available under these plans for future grants.
(2) Represents shares of common stock issuable upon exercise of outstanding options under CSC's Employee Stock Incentive Plan. Grants under this plan are used for employees other than officers and directors and accordingly, did not require stockholders' approval. The material features of this plan are described in note "17 - Employee Incentive and Deferred Compensation Plans" in the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report. This narrative is an abbreviated description of the plan. For a complete description, see the plan document that is Exhibit 10.226 which was filed with the Company's Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
(3) In addition to options, restricted shares may be granted under the 1992 and 2001 Stock Incentive Plans and the Employee Stock Incentive Plan, and performance-based shares may be granted under the 1992 and 2001 Stock Incentive Plans.


Item 13. Certain Relationships and Related Transactions

     The information required to be furnished pursuant to this item is incorporated by reference from a portion of the Proxy Statement under "Other Information - Certain Transactions."

Item 14. Controls and Procedures

     An  evaluation   was  performed   under  the   supervision   and  with  the
participation of the Company's management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, the Company's management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.


                                     PART IV


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Documents filed as part of this Report

     1. Financial Statements

     The financial statements and independent auditors' report are included in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report and are listed below:

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

     (b) Reports on Form 8-K

     On November 12, 2002, the Registrant filed a Current Report on Form 8-K which included certifications executed by the Chairman of the Board and Co-Chief Executive Officer, President and Co-Chief Executive Officer, and Executive Vice President and Chief Financial Officer in accordance with 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002).

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

10.101 First Amendment to the Trust Agreement under the Charles Schwab Profit Sharing and Employee Stock Ownership Plan, effective January 1, 1992, dated December 20, 1991, filed as Exhibit 10.101 to the Registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein
          by reference.                                                        +

10.116 Second Amendment to the Trust Agreement for the Charles Schwab Profit Sharing and Employee Stock Ownership Plan effective July 1, 1992, dated June 30, 1992, filed as Exhibit 10.116 to the Registrant's Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by
          reference.                                                           +

10.138    Form  of  Nonstatutory   Stock  Option   Agreement  for   Non-Employee
          Directors, filed as Exhibit 4.4 to the Registrant's Registration Statement No. 33-47842 on Form S-8 and incorporated herein by
          reference.                                                           +

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

10.169 Third Amendment to the Trust Agreement for the Charles Schwab Profit Sharing and Employee Stock Ownership Plan effective January 1, 1996, dated May 8, 1996 filed as Exhibit 10.169 to the Registrant's Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by
          reference.                                                           +

10.191    Form of  Restricted  Shares  Award  Agreement  of The  Charles  Schwab
          Corporation 1992 Stock Incentive Plan (supersedes Exhibit 10.171).   +

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

10.228 1990 Change in Control and Severance Policy for Top Tier Officers of United States Trust Company of New York and Affiliated Companies, filed as Exhibit 10.228 to the Registrant's Form 10-Q for the quarter
          ended September 30, 2001 and incorporated herein by reference.       +

10.231 1989 Stock Compensation Plan and Predecessor Plans of U.S. Trust Corporation, filed as Exhibit 10.231 to the Registrant's Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by
          reference.                                                           +

10.234 Executive Deferred Compensation Plan of U.S. Trust Corporation, as amended and restated effective as of January 1, 2001 (supersedes
          Exhibit 10.229), filed as Exhibit 10.234 to the Registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by
          reference.                                                           +

10.235 Executive Incentive Plan of U.S. Trust Corporation, as amended and restated effective as of January 1, 2001 (supersedes Exhibit 10.230), filed as Exhibit 10.235 to the Registrant's Form 10-K for the year
          ended December 31, 2001 and incorporated herein by reference.        +

10.236 U.S. Trust Corporation 401(k) Plan, as amended and restated effective as of January 1, 2001 (supersedes Exhibit 10.233), filed as Exhibit
          10.236 to the  Registrant's  Form 10-K for the year ended December 31,
          2001 and incorporated herein by reference.                           +

10.237 U.S. Trust Corporation Employees' Retirement Plan, as amended and restated effective as of January 1, 2001 (supersedes Exhibit 10.232), filed as Exhibit 10.237 to the Registrant's Form 10-K for the year
          ended December 31, 2001 and incorporated herein by reference.        +

10.238 Credit Agreement (364-Day Commitment) dated as of June 22, 2001 between the Registrant and the financial institutions listed therein (supersedes Exhibit 10.198 and 10.206), filed as Exhibit 10.238 to the Registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.239 The Charles Schwab Corporation Annual Executive Individual Performance Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 13, 2002 (supersedes Exhibit 10.220), filed as
          Exhibit  10.239 to the  Registrant's  Form 10-Q for the quarter  ended
          June 30, 2002 and incorporated herein by reference.                  +

10.240 The Charles Schwab Corporation Corporate Executive Bonus Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 13, 2002 (supersedes Exhibit 10.212), filed as
          Exhibit  10.240 to the  Registrant's  Form 10-Q for the quarter  ended
          June 30, 2002 and incorporated herein by reference.                  +

10.241 Credit Agreement (364-Day Commitment) dated as of June 21, 2002 between the Registrant and the financial institutions listed therein (supersedes Exhibit 10.238), filed as Exhibit 10.241 to the
          Registrant's Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

10.242 The Charles Schwab Corporation 1987 Stock Option Plan, amended and restated as of September 25, 2002, with form of Non-Qualified Stock Option Agreement attached (supersedes Exhibit 10.222), filed as
          Exhibit  10.242 to the  Registrant's  Form 10-Q for the quarter  ended
          September 30, 2002 and incorporated herein by reference.             +

10.243 The Charles Schwab Corporation 1987 Executive Officer Stock Option Plan, amended and restated as of September 25, 2002, with form of Non-Qualified Stock Option Agreement attached (supersedes Exhibit 10.223), filed as Exhibit 10.243 to the Registrant's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
                                                                               +

10.244 The Charles Schwab Corporation 1992 Stock Incentive Plan, amended and restated as of September 25, 2002 (supersedes Exhibit 10.224), filed as Exhibit 10.244 to the Registrant's Form 10-Q for the quarter ended
          September 30, 2002 and incorporated herein by reference.             +

10.245 The Charles Schwab Corporation 2001 Stock Incentive Plan, amended and restated as of September 25, 2002 (supersedes Exhibit 10.225), filed as Exhibit 10.245 to the Registrant's Form 10-Q for the quarter ended
          September 30, 2002 and incorporated herein by reference.             +

10.246 Executive Employment Agreement by and among The Charles Schwab Corporation, Schwab Capital Markets L.P., and Lon Gorman, and Supplemental Agreement thereto, filed as Exhibit 10.246 to the Registrant's Form 10-Q for the quarter ended September 30, 2002 and
          incorporated herein by reference.                                    +

10.247 The Charles Schwab Severence Pay Plan, restated as of August 1, 2002, filed as Exhibit 10.247 to the Registrant's Form 10-Q for the quarter
          ended September 30, 2002 and incorporated herein by reference.       +

10.248 The Charles Schwab Corporation 2001 Stock Incentive Plan, restated to include amendments through October 23, 2002 (supersedes Exhibits
          10.225 and 10.245).                                                  +

10.249    Separation  Agreement  by and  between  H.  Marshall  Schwarz  and The
          Charles Schwab Corporation.                                          +

10.250    Separation  Agreement by and between Jeffrey S. Maurer and The Charles
          Schwab Corporation.                                                  +

12.1      Computation of Ratio of Earnings to Fixed Charges.

13.1 Portions of The Charles Schwab Corporation 2002 Annual Report to Stockholders, which have been incorporated herein by reference. Except for such portions, such annual report is not deemed to be "filed" herewith.

21.1      Subsidiaries of the Registrant.

23.1      Independent Auditors' Consent.

* Incorporated by reference to the identically-numbered exhibit to Registrant's Registration Statement No. 33-16192 on Form S-1, as amended and declared effective on September 22, 1987.

+         Management contract or compensatory plan.

                         THE CHARLES SCHWAB CORPORATION


                                   SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2003.

                                     THE CHARLES SCHWAB CORPORATION
                                                 (Registrant)

                                     BY:    /s/ Charles R. Schwab
                                            -------------------------
                                            Charles R. Schwab
                                            Chairman, Co-Chief Executive Officer
                                              and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 21, 2003.

   Signature / Title                               Signature / Title
   -----------------                               -----------------

/s/ Charles R. Schwab                            /s/ David S. Pottruck
------------------------                         -------------------------
Charles R. Schwab,                               David S. Pottruck,
Chairman, Co-Chief Executive Officer             President, Co-Chief Executive
  and Director                                     Officer and Director
  (principal executive officer)                    (principal executive officer)


/s/ Christopher V. Dodds
-------------------------
Christopher V. Dodds,
Executive Vice President
  and Chief Financial Officer
  (principal financial and accounting officer)


/s/ Nancy H. Bechtle                             /s/ C. Preston Butcher
-------------------------                        -------------------------
Nancy H. Bechtle, Director                       C. Preston Butcher, Director



-------------------------                        -------------------------
Donald G. Fisher, Director                       Anthony M. Frank, Director


/s/ Frank C. Herringer                           /s/ Stephen T. McLin
-------------------------                        -------------------------
Frank C. Herringer, Director                     Stephen T. McLin, Director


/s/ Arun Sarin                                   /s/ George P. Shultz
-------------------------                        -------------------------
Arun Sarin, Director                             George P. Shultz, Director


/s/ Paula A. Sneed                               /s/ Roger O. Walther
-------------------------                        -------------------------
Paula A. Sneed, Director                         Roger O. Walther, Director

                         THE CHARLES SCHWAB CORPORATION

                                  CERTIFICATION


I, Charles R. Schwab, certify that:

1. I have reviewed this annual report on Form 10-K of The Charles Schwab Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: March 21, 2003       /s/ Charles R. Schwab
     ----------------      ----------------------------------

                           Charles R. Schwab
                           Chairman of the Board and Co-Chief Executive Officer

                         THE CHARLES SCHWAB CORPORATION

                                  CERTIFICATION


I, David S. Pottruck, certify that:

1. I have reviewed this annual report on Form 10-K of The Charles Schwab Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: March 21, 2003       /s/ David S. Pottruck
     ----------------      ----------------------------------
                           David S. Pottruck
                           President and Co-Chief Executive Officer

                         THE CHARLES SCHWAB CORPORATION

                                  CERTIFICATION


I, Christopher V. Dodds, certify that:

1. I have reviewed this annual report on Form 10-K of The Charles Schwab Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: March 21, 2003       /s/ Christopher V. Dodds
     ----------------      ----------------------------------

                           Christopher V. Dodds
                           Executive Vice President and Chief Financial Officer

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

Schedule II - Valuation and Qualifying Accounts                         F-9

U.S. Trust Corporation Supplemental Financial Data (Unaudited)      F-10 - F-16



Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the Company's consolidated financial statements and notes in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.

                         THE CHARLES SCHWAB CORPORATION


INDEPENDENT  AUDITORS'  REPORT




To the Stockholders and Board of Directors of The Charles Schwab Corporation:



We have audited the consolidated financial statements of The Charles Schwab Corporation and subsidiaries (the Company) as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 24, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to an accounting change); such consolidated financial statements and report are included in your 2002 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules (Schedules I and II) of the Company on pages F-3 through F-9. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
-------------------------
San Francisco, California
February 24, 2003

                                                                      SCHEDULE I

                         THE CHARLES SCHWAB CORPORATION
                              (PARENT COMPANY ONLY)

                  Condensed Financial Information of Registrant
                             Condensed Balance Sheet
                                  (In millions)

December 31,                                               2002           2001
--------------------------------------------------------------------------------

Assets
Cash and cash equivalents                               $ 1,079        $ 1,197
Securities owned - at market value                                          11
Advances to subsidiaries                                    339            324
Investments in subsidiaries, at equity                    3,316          3,550
Other assets                                                105             48
--------------------------------------------------------------------------------
Total                                                   $ 4,839        $ 5,130
================================================================================

Liabilities and Stockholders' Equity
Drafts payable                                                         $   100
Accrued expenses and other liabilities                  $   212            188
Intercompany borrowings                                      24
Long-term debt                                              592            679
--------------------------------------------------------------------------------
Total liabilities                                           828            967

Stockholders' equity                                      4,011          4,163
--------------------------------------------------------------------------------
Total                                                   $ 4,839        $ 5,130
================================================================================

See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                         THE CHARLES SCHWAB CORPORATION
                              (PARENT COMPANY ONLY)

                  Condensed Financial Information of Registrant
                          Condensed Statement of Income
                                  (In millions)

Year Ended December 31,                                  2002    2001     2000
--------------------------------------------------------------------------------

Interest revenue                                         $ 41    $ 73     $120
Interest expense                                          (41)    (53)     (51)
--------------------------------------------------------------------------------

Net interest revenue                                               20       69

Other revenues (losses)                                    (2)     12       (5)
Restructuring expense                                     (29)    (30)
Other gains (expenses)                                      5       7      (28)
--------------------------------------------------------------------------------

Income (loss) before income tax benefit (expense)
   and equity in earnings of subsidiaries                 (26)      9       36

Income tax benefit (expense)                               11      (1)     (20)
--------------------------------------------------------------------------------

Income (loss) before equity in earnings of subsidiaries   (15)      8       16

Equity in earnings of subsidiaries:
   Equity in undistributed earnings / (distributions
      in excess of earnings) of subsidiaries             (325)   (529)     516
   Dividends paid by subsidiaries                         437     599      186
   Equity in extraordinary item of subsidiary              12     121
--------------------------------------------------------------------------------
   Total                                                  124     191      702

Net income                                               $109    $199     $718
================================================================================

See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                         THE CHARLES SCHWAB CORPORATION
                              (PARENT COMPANY ONLY)

                  Condensed Financial Information of Registrant
                        Condensed Statement of Cash Flows
                                  (In millions)

Year Ended December 31,                                2002     2001      2000
--------------------------------------------------------------------------------

Cash Flows from Operating Activities
Net income                                           $  109   $  199    $  718
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Distributions in excess of earnings/(equity in
   undistributed earnings) of subsidiaries              325      529      (516)
  Equity gain in extraordinary item of subsidiary       (12)    (121)
  Net gain on sale of an investment                              (26)
  Other                                                   2       10
Net change in:
 Other assets                                           (32)      (6)       (3)
 Drafts payable                                        (100)    (100)
 Accrued expenses and other liabilities                   6        9        26
--------------------------------------------------------------------------------
Net cash provided by operating activities               298      494       225
--------------------------------------------------------------------------------

Cash Flows from Investing Activities
Purchases of securities available for sale                        (6)      (10)
Proceeds from sales of securities available for sale     11
Decrease in net advances to subsidiaries                 37      384       545
Increase in investments in subsidiaries                 (51)    (111)     (436)
Cash payments for business combinations and
 investments, net of cash received                        1      (13)      (29)
Proceeds from sale of an investment                               49
--------------------------------------------------------------------------------
Net cash provided by (used for) investing activities     (2)     303        70
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
Proceeds from intercompany borrowings                    24
Proceeds from long-term debt                                               311
Repayment of long-term debt                            (113)     (39)      (48)
Dividends paid                                          (60)     (61)      (62)
Purchase of treasury stock                             (299)    (368)
Proceeds from stock options exercised and other          34       30        85
Proceeds from issuance of stock to ESOP                                     25
--------------------------------------------------------------------------------
Net cash provided by (used for) financing activities   (414)    (438)      311
--------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents       (118)     359       606
Cash and Cash Equivalents at Beginning of Year        1,197      838       232
--------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year             $1,079   $1,197    $  838
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

                                                                      SCHEDULE I

                         The Charles Schwab Corporation
                              (PARENT COMPANY ONLY)

                  Condensed Financial Information of Registrant
                    Notes to Condensed Financial Information



1.   Introduction and Basis of Presentation

     The condensed financial information of The Charles Schwab Corporation (CSC) should be read in conjunction with the consolidated financial statements of The Charles Schwab Corporation and its majority-owned subsidiaries (collectively referred to as the Company) and notes thereto included in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.

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

     Certain of CSC's subsidiaries have remitted the tax benefits from stock options exercised and other stock-based compensation of $4 million in 2002, $37 million in 2001 and $178 million in 2000 to CSC.

     Certain information affecting the cash flows of CSC follows (in millions):

     ---------------------------------------------------------------------------
     Year Ended December 31,                       2002       2001        2000
     ---------------------------------------------------------------------------
     Income taxes paid (refunded)                  $(21)      $ 12        $ 10
     ===========================================================================
     Interest paid:
         Long-term debt                            $ 49       $ 52        $ 41
         Other                                        1          2           1
     ---------------------------------------------------------------------------
     Total interest paid                           $ 50       $ 54        $ 42
     ===========================================================================

     Non-cash investing and financing activities:
         Common stock and options issued for
         purchases of businesses                   $  4       $ 71        $529
     ===========================================================================

3.   Long-term Debt

     Long-term debt consists of Senior Medium-Term Notes, Series A (Medium-Term Notes). At December 31, 2002, CSC had $566 million aggregate principal amount of Medium-Term Notes outstanding with maturities ranging from 2003 to 2010 and fixed interest rates ranging from 6.04% to 8.05%. At December 31, 2002, the Medium-Term Notes carried a weighted-average interest rate of 7.29%. During 2002, CSC entered into interest rate swap agreements (Swaps) with an aggregate notional principal amount of $293 million that effectively convert the interest rate characteristics of a like amount of its Medium-Term Notes from fixed to variable. These Swaps are structured for CSC to receive a fixed rate of interest and pay a variable rate of interest based on the three-month LIBOR rate. At December 31, 2002, the net effect of the Swaps converted the hedged portion of the Medium-Term Notes from a weighted-average fixed interest rate of 7.57% to a weighted-average variable interest rate of 3.87%. These Swaps have been designated as fair value hedges under Statement of Financial

     Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities, and are recorded on the condensed balance sheet. Changes in fair value of the Swaps are completely offset by changes in fair value of the hedged Medium-Term Notes. At December 31, 2002, CSC recorded a derivative asset of $26 million for these Swaps. Concurrently, the carrying value of the Medium-Term Notes was increased by $26 million.

     At December 31, 2001, CSC had $679 million aggregate principal amount of Medium-Term Notes outstanding with maturities ranging from 2002 to 2010 and fixed interest rates ranging from 6.04% to 8.05%. At December 31, 2001, the Medium-Term Notes carried a weighted-average interest rate of 7.27%.

     Annual maturities on long-term debt outstanding at December 31, 2002 are as follows (in millions):

     ---------------------------------------------------------------------------
     2003                                                               $  100
     2004                                                                   81
     2005                                                                   56
     2006                                                                   68
     2007                                                                   38
     Thereafter                                                            223
     ---------------------------------------------------------------------------
     Total maturities                                                      566
     Fair value adjustment                                                  26
     ---------------------------------------------------------------------------
     Total                                                              $  592
     ===========================================================================

4.   Related Party Transactions

     At December 31, 2002, receivables from affiliates, which is included in advances to subsidiaries, was $8 million. At December 31, 2002, payables to affiliates, which is included in accrued expenses and other liabilities, was $44 million and is payable on demand and bears interest at variable rates (1.4% at December 31, 2002).

     CSC provides subordinated revolving credit facilities and other lending arrangements to certain of its subsidiaries, including Schwab, USTC, Schwab Capital Markets L.P. (SCM) and Charles Schwab Europe (CSE). The amount outstanding under these facilities and arrangements totaled $331 million at December 31, 2002.

     Schwab has a $1.4 billion subordinated revolving credit facility which is scheduled to expire in September 2003. The amount outstanding under this facility was $220 million at both December 31, 2002 and 2001. At year end 2002, Schwab also had outstanding $25 million in fixed-rate subordinated term loans from CSC maturing in 2004. The outstanding balance of these term loans was $25 million at year end 2001.

     USTC has a $300 million short-term credit facility maturing in December 2003. The amount outstanding under this facility was $35 million and $30 million at December 31, 2002 and 2001, respectively.

     SCM has a $150 million subordinated lending arrangement with CSC which is scheduled to expire in August 2003. This subordinated lending arrangement was $70 million at the end of 2001. In addition, CSC provides SCM with a $50 million short-term credit facility. The total amount outstanding under these facilities at December 31, 2002 was $50 million. No funds were drawn under either of these facilities at December 31, 2001.

     CSE has a (pound sterling)50 million, equivalent to $81 million, subordinated lending arrangement maturing in 2006, which was not used at December 31, 2002. At December 31, 2001, CSE had a (pound sterling)50 million, equivalent to $73 million, subordinated lending arrangement, which was not used as of that date.

     CSC also provides other lending arrangements to certain of its subsidiaries. At December 31, 2002, the total amount provided under these lending arrangements was $28 million, of which $1 million was outstanding and matures in 2003. These lending arrangements totaled $48 million, of which $22 million was outstanding at December 31, 2001.

     Interest earned by CSC from these subordinated revolving credit facilities and other lending arrangements totaled $20 million in 2002, $42 million in 2001 and $90 million in 2000.

     In 2002, two of CSC's subsidiaries established revolving credit facilities for CSC which are scheduled to expire in 2005. The total amount available to CSC under these borrowing arrangements was $28 million, of which $24 million was outstanding at December 31, 2002.

5.   Commitments and Guarantees

     During 2001, a subsidiary of CSC began occupying and making lease payments on a newly renovated office building in San Francisco, California. The lease for the building was arranged by working with a bank to create an unconsolidated special purpose trust (Trust). The Trust, through an agent, raised the $245 million needed to acquire and renovate the building by issuing long-term debt ($235 million) and raising equity capital ($10 million). The subsidiary's lease payments to the Trust vary with fluctuations in interest rates and are structured to cover the interest on the debt obligations and a specified return on the equity (defined in the Trust Agreement as 1.75% above the one-month LIBOR rate). This financing arrangement is known as a synthetic lease. Upon the expiration of the lease in June 2005, the subsidiary may renew the lease for an additional five years subject to certain approvals and conditions, or arrange a sale of the office building to a third party. The subsidiary also has an option to purchase the office building for $245 million at any time after June 18, 2003. CSC has provided the Trust with a residual value guarantee, which means that if the building is sold to a third party, CSC is responsible for making up any shortfall between the actual sales price and the $245 million funded by the Trust, up to a maximum of $202 million. Faced with continued declines in the San Francisco, California commercial real estate market, CSC obtained appraisals in the first and fourth quarters of 2002 in order to estimate its obligations under the residual value guarantee. On the basis of these appraisals, CSC determined that it was probable that the fair value of the property at the end of the lease term would be less than the residual value guaranteed by approximately $98 million. This shortfall is being amortized as additional rent expense on a straight-line basis over the initial lease term which ends in June 2005. Effective in the first quarter of 2003, the subsidiary plans to cease amortizing the shortfall upon adoption of Financial Accounting Standards Board Interpretation (FIN) No. 46 - Consolidation of Variable Interest Entities. See FIN No. 46 in note "2 - Significant Accounting Policies" in the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.

     CSC has  provided  certain  indemnification  agreements  (i.e.,  protection
     against  damage  or  loss)  to   counterparties   in  connection  with  the
     disposition of certain of the Company's assets. Such indemnifications relate to employee terminations, ownership of intellectual property rights (e.g., patents), accuracy of financial statements, compliance with laws and regulations, and misrepresentations. At December 31, 2002, CSC had indemnification agreements with various expiration dates and a maximum potential liability of approximately $70 million. CSC does not believe that any material loss related to such indemnifications is likely and therefore no liability has been recognized.

                                                                     SCHEDULE II


                         THE CHARLES SCHWAB CORPORATION



                        Valuation and Qualifying Accounts
                                  (In millions)


                                             Additions
                           Balance at  ---------------------          Balance at
                           Beginning    Charged               Written    End
Description                 of Year    to Expense   Other(1)    off    of Year
-----------                ----------  ----------   --------  ------- ----------
For the year ended
 December 31, 2002:

  Allowance for doubtful
   accounts of
   brokerage clients (2)     $  5       $  3         $  1       $ (5)   $  4
                           =====================================================

For the year ended
 December 31, 2001:

  Allowance for doubtful
   accounts of
   brokerage clients (2)     $ 11       $  3                    $ (9)   $  5
                           =====================================================

For the year ended
 December 31, 2000:

  Allowance for doubtful
   accounts of
   brokerage clients (2)     $ 11       $ 16         $  2       $(18)   $ 11
                           =====================================================

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

                         The Charles Schwab Corporation
         U.S. Trust Corporation Supplemental Financial Data (Unaudited)


     The following supplemental financial data is presented in accordance with the Securities Exchange Act of 1934, Industry Guide 3 - Statistical Disclosure by Bank Holding Companies. The accompanying unaudited financial information only includes U.S. Trust Corporation, a subsidiary of The Charles Schwab Corporation, which is a wealth management firm that also provides fiduciary and private banking services.


------------------------------------------------------------------------------------------------------------------------------------
1. Analysis of Change in Net Interest Revenue
An analysis of the year-to-year  changes in the categories of interest revenue and interest expense resulting from changes in volume and rate, on a taxable equivalent basis, is as follows (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                              2002 Compared to 2001               2001 Compared to 2000
                                                           Increase (Decrease) Due to          Increase (Decrease) Due to
                                                                   Change in:                         Change in:
                                                        --------------------------------    --------------------------------
                                                         Average      Average      Total     Average      Average      Total
                                                         Balance       Rate                  Balance       Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
Cash equivalents                                          $ (5)       $ (4)       $ (9)       $  6        $ (9)       $ (3)
Loans to banking clients  (1)                               51         (54)         (3)         46         (26)         20
Securities available for sale (2):
  U.S. Treasury securities                                   6          (5)          1          (1)         (1)         (2)
  U.S. Government agencies and
     collateralized mortgage obligations  (3)                4          (9)         (5)         11                      11
  State and municipal obligations                            1          (1)                      2                       2
------------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale                         11         (15)         (4)         12          (1)         11
Other interest-earning assets                                1          (1)                      1                       1
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                               58         (74)        (16)         65         (36)         29
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing sources of funds:
Interest-bearing deposits from banking clients              25         (58)        (33)         15         (42)        (27)
Short-term borrowings                                        8         (13)         (5)         22         (16)          6
Long-term debt                                               4          (2)          2          (1)                     (1)
------------------------------------------------------------------------------------------------------------------------------------
Total sources on which interest is paid                     37         (73)        (36)         36         (58)        (22)
------------------------------------------------------------------------------------------------------------------------------------
Change in net interest revenue-taxable equivalent basis   $ 21        $ (1)       $ 20        $ 29        $ 22        $ 51
==================================================================================     ===============================     =========
Tax equivalent adjustment                                                            1                                  (1)
Provision for credit loss                                                           (3)
------------------------------------------------------------------------------------------------------------------------------------
Change in net interest revenue                                                    $ 18                                $ 50
====================================================================================================================================

Changes that are not due solely to volume or rate have been allocated ratably to their respective categories.
(1)  Includes average principal balances of non-accrual and reduced rate loans.
(2)  The average balance and average rate for securities available for sale have been calculated using their amortized cost.
(3)  Includes collateralized mortgage obligations securities issued by agencies including GNMA, FNMA and FHLMC.

                                                                F-10



2. Three-year Net Interest Revenue (Tax Equivalent Basis) and Average Balances

------------------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31,                        2002                           2001                           2000
                                           ---------------------------    ---------------------------    ---------------------------
                                           Average             Average    Average             Average    Average             Average
(Dollars in Millions)                      Balance   Interest   Rate      Balance   Interest    Rate     Balance   Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets:
Cash equivalents                           $   193     $    3     1.55%   $   338     $   12     3.48%   $   241     $   15    6.12%
Securities available for sale (1)(2)         1,508         80     5.31%     1,317         83     6.33%     1,133         72    6.37%
Loans to banking clients (3)                 4,204        236     5.62%     3,469        240     6.91%     2,868        219    7.65%
Other interest-earning assets                   45          2     4.49%        38          3     7.14%        28          2    7.02%
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                5,950        321     5.40%     5,162        338     6.54%     4,270        308    7.22%
------------------------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets                    771                            776                            687
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                               $ 6,721                        $ 5,938                        $ 4,957
====================================================================================================================================
Liabilities and Stockholder's Equity:
Interest-bearing deposits from banking
 clients                                     4,045         95     2.36%     3,365        128     3.80%     3,071        155    5.05%
Short-term borrowings                          813         19     2.30%       619         24     3.90%       288         18    6.44%
Long-term debt                                  97          6     6.28%        52          4     8.42%        59          5    8.19%
------------------------------------------------------------------------------------------------------------------------------------
Total sources on which interest is paid      4,955        120     2.43%     4,036        156     3.87%     3,418        178    5.22%
====================================================================================================================================
Non-interest-bearing deposits                  632                            797                            779
Non-interest-bearing liabilities               446                            469                            349
Stockholder's equity                           688                            636                            411
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity $ 6,721                        $ 5,938                        $ 4,957
====================================================================================================================================
Net interest revenue - taxable equivalent
 basis                                                    201                            182                            130
Net free funds                             $   994                        $ 1,126                        $   852
------------------------------------------------------------------------------------------------------------------------------------
Tax equivalent adjustment (2)                              (4)                            (5)                            (4)
Provision for credit loss                                  (3)
------------------------------------------------------------------------------------------------------------------------------------
                                                       $  194                         $  177                         $  126
====================================================================================================================================
Net yield on interest earning assets
    (tax equivalent basis)                                        3.38%                          3.51%                        3.04%

------------------------------------------------------------------------------------------------------------------------------------

(1)  The average balance and average rate for securities available for sale have been calculated using their amortized cost.
(2)  Yields on state and municipal obligations are stated on a taxable equivalent basis,  employing the federal statutory income tax rate adjusted for the effect of state and local taxes,  resulting in a marginal tax rate of approximately 45% for 2002, 42% for
     2001, and 40% for 2000.
(3)  Includes average principal balances of non-accrual and reduced rate loans.



3. Securities Available for Sale


The amortized cost,  estimated fair value and gross unrealized gains and losses on securities  available for sale are as follows (in millions):

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                          2002            2001            2000
------------------------------------------------------------------------------------------------------------------------------------
U.S. treasury securities:
   Amortized cost                                                                  $   290         $   159         $   157
   Aggregate fair value                                                            $   296         $   160         $   157
   Gross unrealized gains                                                          $     6         $     1
   Gross unrealized losses
U.S. government sponsored agencies and corporations:
   Amortized cost                                                                      701             748             774
   Aggregate fair value                                                                727             754             776
   Gross unrealized gains                                                               26               7               6
   Gross unrealized losses                                                                               1               4
State and municipal obligations:
   Amortized cost                                                                      169             154             134
   Aggregate fair value                                                                178             158             135
   Gross unrealized gains                                                                9               4               1
   Gross unrealized losses
Collateralized mortgage obligations (1):
   Amortized cost                                                                       88              84             129
   Aggregate fair value                                                                 87              84             129
   Gross unrealized gains
   Gross unrealized losses                                                               1
Other securities:
   Amortized cost                                                                       33              32              23
   Aggregate fair value                                                                 34              33              23
   Gross unrealized gains                                                                1               1
   Gross unrealized losses
------------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale:
   Amortized cost                                                                  $ 1,281         $ 1,177         $ 1,217
   Aggregate fair value                                                            $ 1,322         $ 1,189         $ 1,220
   Gross unrealized gains                                                          $    42         $    13         $     7
   Gross unrealized losses                                                         $     1         $     1         $     4
====================================================================================================================================

(1) Collateralized by either GNMA, FNMA or FHLMC obligations.



4. Loans to Banking Clients and Related Allowance for Credit Losses


An analysis of the composition of the loan portfolio is as follows (in millions):


------------------------------------------------------------------------------------------------------------------------------------
December 31,                                           2002            2001             2000           1999           1998
------------------------------------------------------------------------------------------------------------------------------------
Private banking:
  Residential real estate mortgages                 $ 3,594         $ 3,085          $ 2,249        $ 1,985        $ 1,630
  Other                                                 976             943              849            664            526
------------------------------------------------------------------------------------------------------------------------------------
   Total private banking loans                        4,570           4,028            3,098          2,649          2,156
------------------------------------------------------------------------------------------------------------------------------------
Loans to financial institutions
  for purchasing and carrying securities                                 32               61             57             32
All other                                                 9               7                8              3              3
------------------------------------------------------------------------------------------------------------------------------------
  Total                                             $ 4,579         $ 4,067          $ 3,167        $ 2,709        $ 2,191
====================================================================================================================================

An analysis of nonperforming assets is as follows (in millions):

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                           2002            2001             2000           1999           1998
------------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans                                   $     1         $     5          $     1        $     2        $     6
Other real estate owned, net                                                                                             1
------------------------------------------------------------------------------------------------------------------------------------
  Total                                             $     1         $     5          $     1        $     2        $     7
====================================================================================================================================
Average non-accrual loans                           $     3         $     4          $     1        $     1        $     8
====================================================================================================================================

An analysis of the allowance for credit losses on the loan portfolio is as follows (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                       2002            2001             2000           1999           1998
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                        $    21         $    20          $    20        $    19        $    18
Net recoveries:
  Private banking                                                         1                               1              1
  Other
------------------------------------------------------------------------------------------------------------------------------------
   Net total recoveries                                                   1                               1              1
------------------------------------------------------------------------------------------------------------------------------------
Provision charged to income                               3
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                              $    24         $    21          $    20        $    20        $    19
====================================================================================================================================

                                                                F-13

The maturities of the loan portfolio at December 31, 2002 is as follows (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                                     Within           1-5              Over
                                                                     1 Year          Years            5 Years          Total
------------------------------------------------------------------------------------------------------------------------------------
Private banking:
   Residential real estate mortgages (1)                            $   852         $  829           $ 1,913         $ 3,594
   Other                                                                917             40                19             976
------------------------------------------------------------------------------------------------------------------------------------
Total private banking loans                                           1,769            869             1,932           4,570
------------------------------------------------------------------------------------------------------------------------------------
Loans to financial institutions for purchasing
   and carrying securities
All other                                                                 4              1                 4               9
------------------------------------------------------------------------------------------------------------------------------------
    Total                                                           $ 1,773         $  870           $ 1,936         $ 4,579
====================================================================================================================================
Interest sensitivity of loans at December 31, 2002:
   Loans with predetermined interest rates                                          $  223           $   771         $   994
   Loans with floating or adjustable interest rates                                    647             1,165           1,812
------------------------------------------------------------------------------------------------------------------------------------
         Total                                                                      $  870           $ 1,936         $ 2,806
====================================================================================================================================
(1) Maturities are based upon the contractual terms of the loans.




5. Summary of Credit Loss on Banking Loans Experience

------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)                                         2002          2001          2000          1999          1998
------------------------------------------------------------------------------------------------------------------------------------
Average loans                                              $ 4,204       $ 3,469       $ 2,867       $ 2,404       $ 1,969
Allowance to year end loans                                   .52%          .53%          .64%          .74%          .89%
Allowance to nonperforming loans                               n/m           n/m           n/m           n/m           n/m
Net recoveries to average loans                                             .01%                        .02%          .03%
Nonperforming assets to average
  loans and real estate owned                                 .03%          .14%          .05%          .07%          .34%
------------------------------------------------------------------------------------------------------------------------------------

n/m - Not meaningful, greater than two hundred percent.

At December 31, 2002, the loan portfolio included loans to individuals  involved in the financial services industry of approximately
$1.1 billion.  Recoveries exceeded charge-offs from loans to individuals involved in the financial services industry in 1998 through
2001. Recoveries approximated charge-offs from loans to individuals involved in the financial services industry in 2002.



6. Deposits from Banking Clients

------------------------------------------------------------------------------------------------------------------------------------
                                                           2002                         2001                       2000
                                                   --------------------         --------------------       --------------------
(Dollars in Millions)                              Amount          Rate         Amount          Rate       Amount         Rate
------------------------------------------------------------------------------------------------------------------------------------
Analysis of average daily deposits:
    Noninterest-bearing deposits                  $   632                      $   797                    $   779
    Certificates of deposits of $100 or more           63         2.30%             80         4.21%           54        5.61%
    Money market and other savings deposits         3,983         2.98%          3,285         3.79%        3,017        5.15%
------------------------------------------------------------------------------------------------------------------------------------
         Total deposits                           $ 4,678                      $ 4,162                    $ 3,850
====================================================================================================================================



------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Certificates              Other
(In Millions)                                                                             of Deposit              Deposits
------------------------------------------------------------------------------------------------------------------------------------
Maturity distribution of interest bearing deposits in Amounts of $100 or more at December 31, 2002:
      Three months or less                                                                   $   32               $ 2,773
      Three through six months                                                                   33
      Six through twelve months                                                                   4
      Over twelve months                                                                          4
------------------------------------------------------------------------------------------------------------------------------------
         Total                                                                               $   73               $ 2,773
====================================================================================================================================




7. Short-term Borrowings

An analysis of outstanding short-term borrowings is as follows (dollars in millions):


------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                        2002              2001              2000
------------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased:
  Year-end balance                                                                $   16            $   26            $   12
  Daily average balance                                                           $  133            $   66            $  115
  Maximum month-end balance                                                       $  449            $   63            $  311
  Weighted-average interest rate during the year                                   1.74%             3.89%             6.50%
  Weighted-average interest rate at year end                                       1.13%             1.71%             5.81%
------------------------------------------------------------------------------------------------------------------------------------
Securities sold under agreements to repurchase:
  Year-end balance                                                                $  326            $  183            $  100
  Daily average balance                                                           $  296            $  136            $   72
  Maximum month-end balance                                                       $  388            $  225            $  102
  Weighted-average interest rate during the year                                   2.20%             3.66%             5.98%
  Weighted-average interest rate at year end                                       2.00%             2.26%             6.39%
------------------------------------------------------------------------------------------------------------------------------------
Other borrowed funds:
  Year-end balance                                                                $  166            $  354            $  227
  Daily average balance                                                           $  350            $  415            $  101
  Maximum month-end balance                                                       $  408            $  867            $  227
  Weighted-average interest rate during the year                                   2.60%             3.99%             6.73%
  Weighted-average interest rate at year end                                       1.43%             3.80%             6.76%
------------------------------------------------------------------------------------------------------------------------------------

                                                                F-15


8. Ratios

------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                      2002           2001          2000          1999          1998
------------------------------------------------------------------------------------------------------------------------------------
Return on average stockholder's equity (1)                  4.53%         22.50%        10.54%        29.22%        26.20%
Return on average total assets (1)                           .46%          2.41%          .87%         1.85%         1.68%
Average stockholder's equity as a percentage of
   Average total assets                                    10.24%         10.70%         8.29%         6.35%         6.42%

------------------------------------------------------------------------------------------------------------------------------------
(1)  Includes after-tax  extraordinary gain related to the sale of corporate trust business of $12 million, merger retention program costs of $13 million,  and  restructuring  and other charges of $24 million in 2002.  Excluding these costs,  return on average stockholder's  equity  would have been 8.17% and return on average  total  assets  would have been .84%.  In 2001,  includes an after-tax  extraordinary  gain on the sale of corporate trust business of $121 million,  merger retention  program costs of $31 million,  and restructuring and other charges of $28 million.  Excluding these costs,  return on average  stockholder's  equity would have been 12.67% and return on average total assets would have been 1.36%.

                                                                F-16