Form 10-Q
period 2003-03-31
SCHWAB CHARLES CORP
filed 2003-05-13
CIK 316709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 2003      Commission file number 1-9700



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

               1,350,412,258 shares of $.01 par value Common Stock
                          Outstanding on April 30, 2003

                         THE CHARLES SCHWAB CORPORATION

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2003

                                      Index

                                                                       Page
                                                                       ----
Part I - Financial Information

  Item 1. Condensed Consolidated Financial Statements:

              Statement of Income                                        1
              Balance Sheet                                              2
              Statement of Cash Flows                                    3
              Notes                                                    4 - 11

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         12 - 24

  Item 3. Quantitative and Qualitative Disclosures About Market Risk  24 - 26

  Item 4. Controls and Procedures                                       26

Part II - Other Information

  Item 1. Legal Proceedings                                             27

  Item 2. Changes in Securities and Use of Proceeds                     27

  Item 3. Defaults Upon Senior Securities                               27

  Item 4. Submission of Matters to a Vote of Security Holders           27

  Item 5. Other Information                                             28

  Item 6. Exhibits and Reports on Form 8-K                              28

Signature                                                               29

Certifications                                                        30 - 31


                                                   Part I - FINANCIAL INFORMATION
                                        Item 1. Condensed Consolidated Financial Statements


                                                   THE CHARLES SCHWAB CORPORATION

                                             Condensed Consolidated Statement of Income
                                               (In millions, except per share amounts)
                                                             (Unaudited)

                                                                                                              Three Months Ended
                                                                                                                   March 31,
                                                                                                              2003          2002
------------------------------------------------------------------------------------------------------------------------------------
 Revenues
   Asset management and administration fees                                                                 $  428        $  441
   Commissions                                                                                                 240           298
   Interest revenue                                                                                            239           309
   Interest expense                                                                                            (64)          (91)
                                                                                                              -----         -----
     Net interest revenue                                                                                      175           218
   Principal transactions                                                                                       33            51
   Other                                                                                                        24            40
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                                                                     900         1,048
------------------------------------------------------------------------------------------------------------------------------------
 Expenses Excluding Interest
   Compensation and benefits                                                                                   417           463
   Other compensation - merger retention programs                                                                -            14
   Occupancy and equipment                                                                                     111           115
   Depreciation and amortization                                                                                76            82
   Communications                                                                                               60            70
   Advertising and market development                                                                           48            52
   Professional services                                                                                        37            47
   Commissions, clearance and floor brokerage                                                                   13            17
   Restructuring charges                                                                                         -            26
   Impairment charges                                                                                            5             -
   Other                                                                                                        36            26
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                                                                      803           912
------------------------------------------------------------------------------------------------------------------------------------
 Income from continuing operations before taxes on income and extraordinary gain                                97           136
 Taxes on income                                                                                               (23)          (50)
------------------------------------------------------------------------------------------------------------------------------------
 Income from continuing operations before extraordinary gain                                                    74            86
 Loss from discontinued operations, net of tax benefit                                                          (3)           (4)
 Extraordinary gain on sale of corporate trust business, net of tax expense                                      -            12
------------------------------------------------------------------------------------------------------------------------------------
 Net Income                                                                                                 $   71        $   94
====================================================================================================================================
 Weighted-Average Common Shares Outstanding - Diluted                                                        1,357         1,389
------------------------------------------------------------------------------------------------------------------------------------
 Earnings Per Share - Basic
   Income from continuing operations before extraordinary gain                                              $  .05        $  .06
   Loss from discontinued operations, net of tax benefit                                                         -             -
   Extraordinary gain, net of tax expense                                                                        -        $  .01
   Net income                                                                                               $  .05        $  .07

 Earnings Per Share - Diluted
   Income from continuing operations before extraordinary gain                                              $  .05        $  .06
   Loss from discontinued operations, net of tax benefit                                                         -             -
   Extraordinary gain, net of tax expense                                                                        -        $  .01
   Net income                                                                                               $  .05        $  .07
------------------------------------------------------------------------------------------------------------------------------------
 Dividends Declared Per Common Share                                                                        $ .011        $ .011
------------------------------------------------------------------------------------------------------------------------------------

All periods have been adjusted to summarize the impact of The Charles  Schwab  Corporation's  sale of its United  Kingdom  brokerage subsidiary, Charles Schwab Europe, in loss from discontinued operations.

See Notes to Condensed Consolidated Financial Statements.




                                                   THE CHARLES SCHWAB CORPORATION

                                                Condensed Consolidated Balance Sheet
                                         (In millions, except share and per share amounts)
                                                            (Unaudited)







                                                                                                        March 31,       December 31,
                                                                                                          2003             2002
------------------------------------------------------------------------------------------------------------------------------------
Assets
    Cash and cash equivalents                                                                          $  2,388         $  3,114
    Cash and investments segregated and on deposit for federal or other regulatory purposes(1) (including resale agreements of $17,974 in 2003
        and $16,111 in 2002)                                                                             22,255           21,005
    Securities owned - at market value (including securities pledged of $336
        in 2003 and $337 in 2002)                                                                         2,238            1,716
    Receivables from brokers, dealers and clearing organizations                                            191              222
    Receivables from brokerage clients - net                                                              6,322            6,845
    Loans to banking clients - net                                                                        4,651            4,555
    Equipment, office facilities and property - net                                                       1,048              868
    Goodwill - net                                                                                          604              603
    Other assets                                                                                            743              777
------------------------------------------------------------------------------------------------------------------------------------
        Total                                                                                          $ 40,440         $ 39,705
====================================================================================================================================
Liabilities and Stockholders' Equity
    Deposits from banking clients                                                                      $  5,207         $  5,231
    Drafts payable                                                                                          273              134
    Payables to brokers, dealers and clearing organizations                                               2,271            1,476
    Payables to brokerage clients                                                                        25,754           26,401
    Accrued expenses and other liabilities                                                                1,254            1,302
    Short-term borrowings                                                                                   769              508
    Long-term debt                                                                                          856              642
------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                                36,384           35,694
------------------------------------------------------------------------------------------------------------------------------------
    Stockholders' equity:
        Preferred stock - 9,940,000 shares authorized; $.01 par value per share;
           none issued                                                                                        -                -
        Common stock - 3 billion shares authorized; $.01 par value per share;
           1,392,091,084 and 1,391,991,180 shares issued in 2003 and 2002, respectively                      14               14
        Additional paid-in capital                                                                        1,743            1,744
        Retained earnings                                                                                 2,802            2,769
        Treasury stock - 42,564,730 and 47,195,631 shares in 2003 and 2002,
           respectively, at cost                                                                           (416)            (465)
        Unamortized stock-based compensation                                                                (76)             (33)
        Accumulated other comprehensive loss                                                                (11)             (18)
------------------------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                                                   4,056            4,011
------------------------------------------------------------------------------------------------------------------------------------
                 Total                                                                                 $ 40,440         $ 39,705
====================================================================================================================================
(1)  Amounts included  represent actual balances on deposit,  whereas cash and investments  required to be segregated for federal or other regulatory  purposes were $21,999 million and $21,252 million at March 31, 2003 and December 31, 2002,  respectively.  On
     April 2 and January 2, 2003, the Company  deposited $170 million and $655 million,  respectively,  into its segregated  reserve bank accounts.

See Notes to Condensed Consolidated Financial Statements.

                                                               - 2 -


                                                   THE CHARLES SCHWAB CORPORATION

                                           Condensed Consolidated Statement of Cash Flows
                                                            (In millions)
                                                             (Unaudited)

                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                           2003           2002
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net income                                                                                           $    71        $    94
      Adjustments to reconcile net income to net cash used for operating activities:
         Depreciation and amortization                                                                       76             82
         Impairment charges                                                                                   5              -
         Compensation payable in common stock                                                                 7              7
         Deferred income taxes                                                                               15             27
         Tax benefits from stock options exercised and other stock-based compensation                         -              3
         Non-cash restructuring charges                                                                       -              2
         Extraordinary gain on sale of corporate trust business, net of tax expense                           -            (12)
         Loss (gain) on sales of subsidiaries                                                                 2             (4)
         Other                                                                                                2             (4)
      Net change in:
         Cash and investments segregated and on deposit for federal or other
            regulatory purposes                                                                          (1,978)          (684)
         Securities owned (excluding securities available for sale)                                         (45)            11
         Receivables from brokers, dealers and clearing organizations                                        13            (11)
         Receivables from brokerage clients                                                                 520             52
         Other assets                                                                                        15            (74)
         Drafts payable                                                                                     139           (197)
         Payables to brokers, dealers and clearing organizations                                            819            248
         Payables to brokerage clients                                                                       49           (924)
         Accrued expenses and other liabilities                                                            (216)           (56)
------------------------------------------------------------------------------------------------------------------------------------
            Net cash used for operating activities                                                         (506)        (1,440)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
      Purchases of securities available for sale                                                           (460)          (612)
      Proceeds from sales of securities available for sale                                                   14            235
      Proceeds from maturities, calls and mandatory redemptions of securities
         available for sale                                                                                 135            108
      Net increase in loans to banking clients                                                              (97)          (138)
      Purchase of equipment, office facilities and property - net                                           (32)           (32)
      Cash payments for investments and other                                                                (8)             -
      Proceeds from sales of subsidiaries                                                                    53             20
------------------------------------------------------------------------------------------------------------------------------------
            Net cash used for investing activities                                                         (395)          (419)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
      Net decrease in deposits from banking clients                                                         (24)        (1,332)
      Net increase in short-term borrowings                                                                 261            635
      Repayment of long-term debt                                                                           (22)             -
      Dividends paid                                                                                        (15)           (15)
      Purchase of treasury stock                                                                            (32)             -
      Proceeds from stock options exercised                                                                   7             15
------------------------------------------------------------------------------------------------------------------------------------
            Net cash provided by (used for) financing activities                                            175           (697)
------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                                  -             (1)
------------------------------------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                                                      (726)        (2,557)
Cash and Cash Equivalents at Beginning of Period                                                          3,114          4,407
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                              $ 2,388        $ 1,850
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

See Notes to Condensed Consolidated Financial Statements.

                                                               - 3 -

                         THE CHARLES SCHWAB CORPORATION

              Notes to Condensed Consolidated Financial Statements
       (Tabular Amounts in Millions, Except Per Share Amounts and Ratios)
                                   (Unaudited)


1. Basis of Presentation

     The Charles Schwab Corporation (CSC) is a financial holding company engaged, through its subsidiaries, in securities brokerage and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 374 domestic branch offices in 48 states, as well as a branch in the Commonwealth of Puerto Rico. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services with 33 offices in 13 states. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, Schwab Capital Markets L.P. (SCM), a market maker in Nasdaq and other securities providing trade execution services primarily to broker-dealers and institutional clients, and CyberTrader, Inc. (CyberTrader), an electronic trading technology and brokerage firm providing services to highly active, online traders.
     The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in conformity with generally accepted accounting principles in the U.S. (GAAP). All adjustments were of a normal recurring nature, except as discussed in Note "6 - Discontinued Operations." Certain items in prior periods' financial statements have been reclassified to conform to the 2003 presentation. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report to Stockholders, which is filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2002. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period.


2. New Accounting Standards

     Financial Accounting Standards Board Interpretation (FIN) No. 45 - Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was issued in November 2002. This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In accordance with FIN No. 45, the Company adopted the disclosure requirements on December 31, 2002 and the recognition requirements on January 1, 2003. The adoption of FIN No. 45 did not have a material impact on the Company's financial position, results of operations, earnings per share (EPS), or cash flows.
     FIN No. 46 - Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 - Consolidated Financial Statements, was issued in January 2003. This interpretation provides new criteria for determining whether a company is required to consolidate (i.e., record the assets and liabilities on the balance sheet) a variable interest entity. Upon adoption of this interpretation in the first quarter of 2003, the Company consolidated a special purpose trust (Trust) that was formed in 2000 to finance an office building and land. The Trust, through an agent, raised the $245 million needed to acquire and renovate the building and land by issuing long-term debt ($235 million) and raising equity capital ($10 million). Upon adoption, the Company recorded: the building and land at a cost of $245 million, net of accumulated depreciation of $16 million; long-term debt of $235 million; and a net reduction of accrued expenses and other liabilities of $7 million. The cumulative effect of this accounting change was immaterial.
     The building is being depreciated on a straight-line basis over twenty years. The long-term debt consists of a variable-rate note maturing in June 2005. The interest rate on the note was 1.64% at March 31, 2003 and ranged from 1.64% to 1.82% during the quarter. The building and land have been pledged as collateral for the long-term debt. Additionally, the Company has guaranteed the debt of the Trust up to a maximum of $202 million. The lender does not have recourse to any other assets of the Company.

     The annual impact of the adoption of FIN No. 46 on the Company's Condensed Consolidated Statement of Income is to cease both amortizing the shortfall of the residual value guarantee and recording rent expense on the lease and to record both the depreciation on the building and the interest expense associated with the debt. The adoption of FIN No. 46 did not have and is not expected to have a material impact on the Company's results of operations, EPS, or cash flows.
     Statement of Financial Accounting Standards (SFAS) No. 149 - Amendment of Statement 133 on Derivative Instruments and Hedging Activities was issued in April 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 also amends certain other existing pronouncements. The Company is required to adopt this statement on a prospective basis effective on June 30, 2003 for contracts entered into or modified after adoption, with certain exceptions. The Company is evaluating the impact of this statement and does not expect it to have a material impact on its financial position, results of operations, EPS, or cash flows.


3. Stock Incentive Plans

     The Company's stock incentive plans provide for granting options to employees, officers, and directors. Options are granted for the purchase of shares of common stock at an exercise price not less than market value on the date of grant, and expire within ten years from the date of grant. Options generally vest over a four-year period from the date of grant.
     A summary of option activity follows:

--------------------------------------------------------------------------------

                                            2003                  2002
                                     ------------------    ------------------
                                              Weighted-             Weighted-
                                      Number   Average      Number   Average
                                        of    Exercise        of    Exercise
                                      Options   Price       Options   Price
--------------------------------------------------------------------------------
Outstanding at
   beginning of year                   156    $ 15.38        153    $ 16.20
    Granted                              -(1) $  9.26          7    $ 13.15
    Exercised                           (1)   $  5.82         (3)   $  7.08
    Canceled                            (6)   $ 18.09         (2)   $ 21.34
--------------------------------------------------------------------------------
Outstanding at
   March 31                            149    $ 15.34        155    $ 16.11
================================================================================
Exercisable at
   March 31                             77    $ 13.30         59    $ 12.01
--------------------------------------------------------------------------------
Available for future
   grant at March 31                    39                    45
--------------------------------------------------------------------------------
Weighted-average fair
   value of options granted in
   quarter ended March 31                     $  4.34               $  6.33
--------------------------------------------------------------------------------
(1)  Less than 500,000 options were granted during the first quarter of 2003.

     The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

--------------------------------------------------------------------------------
Three Months Ended March 31,                            2003           2002
--------------------------------------------------------------------------------
Expected dividend yield                                 .30%           .30%
Expected volatility                                      52%            50%
Risk-free interest rate                                 2.9%           4.1%
Expected life (in years)                                   5              5
--------------------------------------------------------------------------------

     The Company applies Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees, and related interpretations, for its stock-based employee compensation plans. Because the Company grants stock option awards at market value, there is no compensation expense recorded, except for restructuring-related expense for modifications of officers' stock options.
     Had compensation expense for the Company's stock option awards been determined based on the Black-Scholes fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123 - Accounting for Stock-Based Compensation, the Company would have recorded additional compensation expense and its net income and EPS would have been reduced to the pro forma amounts presented in the following table:

--------------------------------------------------------------------------------
Three Months Ended March 31,                                 2003       2002
--------------------------------------------------------------------------------
Compensation expense for stock
  options (after tax):
    As reported                                             $   -      $   2
    Pro forma (1)                                           $  29      $  40
--------------------------------------------------------------------------------
Net Income:
    As reported                                             $  71      $  94
    Pro forma                                               $  42      $  56
--------------------------------------------------------------------------------
Basic EPS:
    As reported                                             $ .05      $ .07
    Pro forma                                               $ .03      $ .04
Diluted EPS:
    As reported                                             $ .05      $ .07
    Pro forma                                               $ .03      $ .04
--------------------------------------------------------------------------------
(1) Includes pro forma compensation expense related to stock options granted in both current and prior periods. Pro forma stock option compensation is amortized on a straight-line basis over the vesting period beginning with the month in which the option was granted.


4. Restructuring

     In 2001, the Company initiated a restructuring plan to reduce operating expenses due to economic uncertainties and difficult market conditions. This restructuring plan was completed in 2002 and included a workforce reduction, a reduction in operating facilities, and the removal of certain systems hardware, software, and equipment from service. Included in these initiatives were costs associated with the withdrawal from certain international operations.
     In the third quarter of 2002, the Company commenced additional restructuring initiatives due to continued difficult market conditions. These initiatives were intended to reduce operating expenses and adjust the Company's organizational structure to improve productivity, enhance efficiency, and increase profitability. The restructuring initiatives were substantially completed in 2002 and primarily included further reductions in the Company's workforce and facilities.
     The Company recorded pre-tax restructuring charges of $26 million in the first quarter of 2002, all of which related to its 2001 restructuring initiatives. There were no restructuring charges in the first quarter of 2003. The actual costs of the Company's restructuring initiatives could differ from the estimated costs, depending primarily on the Company's ability to sublease properties.
     A summary of the activity in the restructuring reserve related to the Company's 2001 and 2002 restructuring initiatives for the first quarter of 2003 is as follows:

--------------------------------------------------------------------------------
Three months ended                            Workforce    Facilities
   March 31, 2003                             Reduction    Reduction    Total
--------------------------------------------------------------------------------
Balance at December 31, 2002                   $   68      $  227      $  295
Balance related to discontinued
   operations                                                  (3)         (3)
Cash payments                                     (29)        (10)        (39)
--------------------------------------------------------------------------------
Balance at March 31, 2003                      $   39(1)   $  214(2)   $  253
================================================================================
(1) Includes $9 million and $30 million related to the Company's 2001 and 2002 restructuring initiatives, respectively. The Company expects to substantially utilize the remaining workforce reduction reserve through cash payments for severance pay and benefits over the respective severance periods through 2004.
(2) Includes $116 million and $98 million related to the Company's 2001 and 2002 restructuring initiatives, respectively. The Company expects to substantially utilize the remaining facilities reduction reserve through cash payments for the net lease expense over the respective lease terms through 2017.


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


6. Discontinued Operations

     On January 31, 2003, the Company sold its United Kingdom (U.K.) brokerage subsidiary, Charles Schwab Europe (CSE), to Barclays PLC (Barclays) and transferred client-related assets of approximately $760 million (consisting primarily of cash and investments segregated and on deposit for federal or other regulatory purposes and receivables from brokers, dealers and clearing organizations) and liabilities of approximately $735 million (consisting primarily of payables to brokerage clients) to Barclays. The results of the operations of CSE, net of income taxes, have been presented as discontinued operations on the Condensed Consolidated Statement of Income. Revenues for CSE were $4 million and $12 million for the first quarters of 2003 and 2002, respectively. Pre-tax losses for CSE were $5 million and $6 million for the first quarters of 2003 and 2002, respectively. An after-tax loss of $2 million on the sale was recorded in the first quarter of 2003 and included the estimated costs associated with certain CSE obligations that were retained by the Company, principally related to facilities lease and other contracts.
     CSE was included in the Company's restructuring initiatives and recorded pre-tax restructuring charges totaling $15 million and $9 million in 2002 and 2001, respectively. The Company retained certain restructuring-related facility lease obligations following the sale of CSE. The Company's facilities restructuring reserve balance related to CSE, which is net of estimated sublease income, is $12 million at March 31, 2003. This balance represents the December 31, 2002 balance of $3 million and additional charges of $9 million recorded at the date of sale.


7. Sale of United Kingdom Joint Venture

     On March 18, 2003, the Company entered into an agreement to sell its investment in Aitken Campbell, a market-making joint venture in the U.K., to the Company's joint venture partner, TD Waterhouse Group, Inc. The sale is expected to close in May 2003 following regulatory and other approvals. Based upon the terms of the sale, the Company recorded in the first quarter of 2003 an impairment charge of $5 million pre tax to reduce the carrying value of its investment and a deferred income tax benefit of $16 million that will be realized following the completion of the sale. The Company's share of Aitken Campbell's historical earnings, which was accounted for under the equity method, has not been material to the Company's results of operations, EPS, or cash flows.


8. Allowance for Credit Losses on Banking Loans and Nonperforming Assets

     Loans to banking clients of $4.7 billion at March 31, 2003 and $4.6 billion at December 31, 2002 are presented net of the related allowance for credit losses. The allowance for credit losses on banking loans was $24 million at March 31, 2003 and December 31, 2002. Recoveries and charge-offs were not material for each of the three-month periods ended March 31, 2003 and 2002.
     Nonperforming assets consisted of non-accrual loans of $1 million at March 31, 2003 and December 31, 2002.


9. Comprehensive Income

     Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is presented in the following table:

--------------------------------------------------------------------------------
                                                                    Three
                                                                Months Ended
                                                                  March 31,
                                                                2003     2002
--------------------------------------------------------------------------------
Net income                                                      $ 71     $ 94
--------------------------------------------------------------------------------
Other comprehensive income (loss):
   Net gain on cash flow
     hedging instruments                                           3        6
   Foreign currency translation
     adjustment                                                    5        -
   Change in net unrealized loss
     on securities available for sale                             (1)      (7)
--------------------------------------------------------------------------------
Total comprehensive income,
   net of tax                                                   $ 78     $ 93
================================================================================

10. Earnings Per Share

     Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. EPS under the basic and diluted computations are presented in the following table:
--------------------------------------------------------------------------------
                                                                    Three
                                                                Months Ended
                                                                  March 31,
                                                               2003      2002
--------------------------------------------------------------------------------
Net income                                                   $   71    $   94
--------------------------------------------------------------------------------
Weighted-average common
   shares outstanding - basic                                 1,342     1,366
Common stock equivalent shares
   related to stock incentive plans                              15        23
--------------------------------------------------------------------------------
Weighted-average common
   shares outstanding - diluted                               1,357     1,389
================================================================================
Basic EPS:
Income from continuing operations
   before extraordinary gain                                 $  .05    $  .06
Loss from discontinued operations,
   net of tax benefit                                             -         -
Extraordinary gain, net of tax expense                            -    $  .01
Net income                                                   $  .05    $  .07
--------------------------------------------------------------------------------
Diluted EPS:
Income from continuing operations
   before extraordinary gain                                 $  .05    $  .06
Loss from discontinued operations,
   net of tax benefit                                             -         -
Extraordinary gain, net of tax expense                            -    $  .01
Net income                                                   $  .05    $  .07
--------------------------------------------------------------------------------

     The computation of diluted EPS for the three months ended March 31, 2003 and 2002, respectively, excludes outstanding stock options to purchase 118 million and 86 million shares, respectively, because the exercise prices for those options were greater than the average market price of the common shares, and therefore the effect would be antidilutive.


11. Regulatory Requirements

     CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended (the Act).
     Under the Act, the Federal Reserve Board has established consolidated capital requirements for bank holding companies. The regulatory capital and ratios of the Company, U.S. Trust, and United States Trust Company of New York (U.S. Trust NY) are presented in the following table:

--------------------------------------------------------------------------------
                                            2003                   2002
                                      ----------------      -----------------
March 31,                              Amount Ratio(1)        Amount Ratio(1)
--------------------------------------------------------------------------------

Tier 1 Capital:
  Company                             $ 3,526    25.4%       $ 3,717    22.2%
  U.S. Trust                          $   604    16.4%       $   583    17.2%
  U.S. Trust NY                       $   356    11.8%       $   369    13.7%
Total Capital:
  Company                             $ 3,554    25.6%       $ 3,744    22.3%
  U.S. Trust                          $   629    17.1%       $   605    17.8%
  U.S. Trust NY                       $   378    12.5%       $   388    14.4%
Tier 1 Leverage:
  Company                             $ 3,526     9.0%       $ 3,717     9.7%
  U.S. Trust                          $   604     8.8%       $   583     9.0%
  U.S. Trust NY                       $   356     6.4%       $   369     7.2%
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

     Based on their respective regulatory capital ratios at March 31, 2003 and 2002, the Company, U.S. Trust, and U.S. Trust NY are considered well capitalized (the highest category). There are no conditions or events that management believes have changed the Company's, U.S. Trust's, or U.S. Trust NY's well-capitalized status.
     In the first quarter of 2003, the Company implemented a value-at-risk (VAR) model to estimate the risks associated with its inventory portfolios. Since VAR is considered to be a comprehensive measurement tool for estimating market risk, the Federal Reserve Board requires certain bank holding companies to incorporate VAR in determining their Tier 1 Capital and Total Capital ratios. The implementation of VAR had the effect of increasing both the Company's Tier 1 Capital and Total Capital ratios by 1.3% at March 31, 2003.
     Schwab and SCM are subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule). Schwab and SCM compute net capital under the alternative method permitted by this Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. The minimum dollar requirement for both Schwab and SCM is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement. At March 31, 2003, Schwab's net capital was $1.2 billion (20% of aggregate debit balances), which was $1.1 billion in excess of its minimum required net capital and $929 million in excess of 5% of aggregate debit balances. At March 31, 2003, SCM's net capital was $89 million, which was $88 million in excess of its minimum required net capital.


12. Commitments and Contingent Liabilities

     Guarantees: The Company provides certain indemnifications (i.e., protection against damage or loss) to counterparties in connection with the disposition of certain of its assets. Such indemnifications typically relate to title to the assets transferred, ownership of intellectual property rights (e.g., patents), accuracy of financial statements, compliance with laws and regulations, failure to pay, satisfy or discharge any liability, or to defend claims, as well as errors, omissions, and misrepresentations. These indemnification agreements have various expiration dates and the Company's liability under these agreements is generally limited to certain maximum amounts. The Company, however, remains subject to certain uncapped potential liabilities, for example regarding the transfer of trust assets and related obligations in connection with the sale of its Corporate Trust business to Bank of NY. Other than the possible uncapped obligations, at March 31, 2003, the Company's maximum potential liability under these indemnification agreements is limited to approximately $215 million.
     During the first quarter of 2003, the Company entered into two additional indemnification agreements relating to the pending sale of its U.K. market-making operation and the sale of its U.K. brokerage subsidiary. These indemnification agreements have various expiration dates through 2010 and a maximum potential liability of approximately $74 million.
     Standby letters of credit (LOCs) are conditional commitments issued by U.S. Trust to guarantee the performance of a client to a third party. For example, LOCs can be used to guarantee performance under lease and other agreements by professional business corporations and for other purposes. The credit risk involved in issuing LOCs is essentially the same as that involved in extending loans. LOCs are generally partially or fully collateralized by cash, marketable equity securities, marketable debt securities (including corporate and U.S. Treasury debt securities), and other assets. At March 31, 2003, U.S. Trust had LOCs outstanding totaling $68 million, which are short-term in nature and generally expire within one year.
     The Company has clients that sell (i.e.,  write)  listed  option  contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company satisfies the margin requirements by arranging LOCs, in favor of the clearing houses, that are guaranteed by multiple banks. At March 31, 2003, the outstanding value of these LOCs totaled $630 million. No funds were drawn under these LOCs at March 31, 2003.
     In accordance with FIN No. 45, the Company recognizes, at the inception of a guarantee, a liability for the estimated fair value of the obligation undertaken in issuing the guarantee. The fair values of the obligations relating to LOCs are estimated based on fees charged to enter into similar agreements, considering the creditworthiness of the counterparties. The fair values of the obligations relating to other guarantees are estimated based on transactions for similar guarantees or expected present value measures. The Company does not believe that any material loss related to indemnification agreements, including the uncapped indemnification obligations, or LOCs is likely and therefore at March 31, 2003, the liabilities recorded for these guarantees are immaterial.
     The Company also provides guarantees to securities clearing houses and exchanges under their standard membership agreement, which requires members to guarantee the performance of other members. Under the agreement, if another member becomes unable to satisfy its obligations to the clearing houses and exchanges, other members would be required to meet shortfalls. The Company's liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these arrangements is remote. Accordingly, no liability has been recognized for these transactions.
     The Company has provided residual value guarantees to the lessors in connection with operating leases used to finance two corporate aircraft and a fractional interest in a third airplane. These guarantees mean that if the airplanes are sold to third parties at the expiration of the leases, the Company is responsible for making up any shortfalls between the actual sales prices and specified amounts. At March 31, 2003, the maximum amounts of residual value guarantees under these leases totaled $14 million expiring in 2004 and $20 million expiring in 2007. The Company believes that proceeds from the sales of these airplanes would be sufficient to cover the residual value guarantees and therefore no liabilities for these guarantees have been recognized.
     Legal contingencies: The nature of the Company's business subjects it to claims, lawsuits, regulatory examinations, and other proceedings in the ordinary course of business. The results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company's results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company's financial condition, results of operations, and cash flows.

However, it is the opinion of management, after consultation with legal counsel, that the ultimate outcome of existing claims and proceedings will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.
     For further discussion of legal proceedings, see Part II - Other Information, Item 1 - Legal Proceedings.


13. Segment Information

     The Company structures its segments according to its various types of clients and the services provided to those clients. These segments have been aggregated, based on similarities in economic characteristics, types of clients, services provided, distribution channels, and regulatory environment, into four reportable segments - Individual Investor, Institutional Investor, Capital Markets, and U.S. Trust.
     Financial information for the Company's reportable segments is presented in the following table. The Company periodically reallocates certain revenues and expenses among the segments to align them with the changes in the Company's organizational structure. Previously-reported segment information has been revised to reflect changes during the year in the Company's internal organization. The Company evaluates the performance of its segments based on adjusted operating income before taxes (a non-GAAP income measure), which excludes restructuring charges, acquisition-related charges, impairment charges, discontinued operations, and extraordinary gains. Intersegment revenues are not material and are therefore not disclosed. Total revenues, income from continuing operations before taxes on income and extraordinary gain, and net income are equal to the amounts as reported on the Company's Condensed Consolidated Statement of Income.

--------------------------------------------------------------------------------
                                                                 Three
                                                             Months  Ended
                                                               March 31,
                                                             2003     2002
--------------------------------------------------------------------------------
Revenues:
Individual Investor                                        $  507   $  604
Institutional Investor                                        187      212
Capital Markets                                                57       65
U.S. Trust                                                    149      167
--------------------------------------------------------------------------------
  Total                                                    $  900   $1,048
================================================================================
Adjusted operating income (loss) before taxes:
Individual Investor                                        $   27   $   67
Institutional Investor                                         53       67
Capital Markets                                                (4)       9
U.S. Trust (1)                                                 26       35
--------------------------------------------------------------------------------
Adjusted operating income before taxes                        102      178
  Excluded items (2)                                           (5)     (42)
--------------------------------------------------------------------------------
Income from continuing operations before
  taxes on income and extraordinary gain                       97      136
Tax expense on income                                         (23)     (50)
Loss from discontinued operations, net of tax benefit (3)      (3)      (4)
Extraordinary gain on sale of corporate trust
  business, net of tax expense                                  -       12
--------------------------------------------------------------------------------
Net Income                                                 $   71   $   94
================================================================================
(1) Excludes an extraordinary pre-tax gain of $22 million for the three months ended March 31, 2002 relating to the sale of USTC's Corporate Trust business.
(2) Represents an impairment charge related to the Company's investment in its U.K. market-making operation for the three months ended March 31, 2003 (see note "7 - Sale of United Kingdom Joint Venture"). Includes restructuring
     charges   of   $26   million   (see   note   "4   -   Restructuring")   and
     acquisition-related charges of $16 million for the three months ended March 31, 2002.
(3) Represents the impact of the Company's sale of its U.K. brokerage subsidiary, which was previously included in the Individual Investor segment (see note "6 - Discontinued Operations").

14. Supplemental Cash Flow Information

     Certain information affecting the cash flows of the Company is presented in the following table:

--------------------------------------------------------------------------------
                                                                    Three
                                                                 Months Ended
                                                                  March 31,
                                                               2003       2002
--------------------------------------------------------------------------------
Income taxes paid                                             $  12      $  11
--------------------------------------------------------------------------------
Interest paid:
  Brokerage client cash balances                              $  24      $  53
  Deposits from banking clients                                  21         22
  Long-term debt                                                 15         26
  Short-term borrowings                                           5          7
  Other                                                           3          -
--------------------------------------------------------------------------------
Total interest paid                                           $  68      $ 108
================================================================================
Non-cash investing and financing activities:
  Consolidation of special purpose trust:(1)
   Building and land                                          $ 229          -
   Long-term debt and other liabilities                       $ 228          -
--------------------------------------------------------------------------------
(1) Upon adoption of FIN No. 46 in the first quarter of 2003, the Company consolidated a special purpose trust. See note "2 - New Accounting Standards."


15. Subsequent Event

     In April 2003, the Company received approval from the Office of the Comptroller of the Currency for a national bank charter. The Company commenced banking operations through Charles Schwab Bank, N.A. in the second quarter of 2003, with the first phase of its product offering focused on mortgage and deposit products and other banking services.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

                             Description of Business

     The Company: The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide securities brokerage and related financial services for 8.0 million active client accounts(a). Client assets in these accounts totaled $762.6 billion at March 31, 2003. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 374 domestic branch offices in 48 states, as well as a branch in the Commonwealth of Puerto Rico. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services with 33 offices in 13 states. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, Schwab Capital Markets L.P. (SCM), a market maker in Nasdaq and other securities providing trade execution services primarily to broker-dealers and institutional clients, and CyberTrader, Inc. (CyberTrader), an electronic trading technology and brokerage firm providing services to highly active, online traders.
    The Company provides financial services to individuals, institutional clients, and broker-dealers through four segments - Individual Investor, Institutional Investor, Capital Markets, and U.S. Trust. The Individual Investor segment includes the Company's domestic and international retail operations. The Institutional Investor segment provides custodial, trading and support services to independent investment advisors (IAs), serves company 401(k) plan sponsors and third-party administrators, and supports company stock option plans. The Capital Markets segment provides trade execution services in Nasdaq, exchange-listed, and other securities primarily to broker-dealers, including Schwab, and institutional clients. The U.S. Trust segment provides investment, wealth management, custody, fiduciary, and private banking services to individual and institutional clients.

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

     For further discussion of the Company's business strategy, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Description of Business - Business Strategy" in the Company's 2002 Annual Report to Stockholders, which is filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2002. See also Item 1 - Business - Narrative Description of Business - "Products, Services, and Advice Offerings" in the Company's Form 10-K for the year ended December 31, 2002. Significant recent developments relating to certain of these strategic priorities, as well as other significant developments, follows:

     Services for Affluent Investors: The Company's full-service advice and relationship service offering includes Schwab Advisor Network(TM), Schwab Private Client, and Schwab Equity Ratings(TM). The Schwab Advisor Network is a referral program that provides investors who want the assistance of an independent professional with access to approximately 340 participating IAs who have an average of 17 years of experience and $500 million of assets under management. Schwab Private Client is a fee-based service designed to help clients who want access to an ongoing, face-to-face advice relationship with a designated Schwab consultant while retaining day-to-day responsibility for their investment decisions. Schwab Equity Ratings provide clients with an objective stock rating system on more than 3,000 stocks, assigning each equity a single grade: A, B, C, D, or F.
     For self-directed affluent investors, the Company enhanced its Schwab Signature Platinum(R) service by introducing a series of exclusive online panel discussions

--------------
(a) Accounts with balances or activity within the preceding eight months.

that offer perspectives on topics ranging from macroeconomic conditions to international investing.
     Schwab is focused on enhancing the support services it offers to IAs. IAs provide customized and personalized portfolio management and financial planning services to investors who prefer to delegate their financial management responsibilities to an independent professional. IAs can access improved Web trading functionality - including streamlined allocations - as well as fixed income new issue alerts through schwabinstitutional.com. During the first quarter of 2003, the Company also introduced a custody and administrative support offering at U.S. Trust designed specifically for IAs desiring access to bank trust capabilities.

     Services for Active Traders: In the first quarter of 2003, the Company enhanced the services available to clients trading at least 120 times a year by providing access to specialized trading consultants for help in crafting more effective trading strategies. Also in the first quarter of 2003, StreetSmart Pro(R), Schwab's direct access desktop application with real-time streaming Level II quotes, interactive charting and customizable watch lists, was made available to actively trading clients based in Hong Kong.

     Services for Emerging Affluent Clients: In the first quarter of 2003, the Company introduced the Fresh Start program, an offer that included a customized investment plan and all recommended equity rebalancing trades for a $95 fee. The Fresh Start offer generated over 30,000 qualified leads and nearly $1.4 billion in net new assets from new and existing clients in the first quarter of 2003. For clients with less than $100,000, the Company completed a pilot of its Foundational Consultation service, a for-fee advice interaction that provides professional assistance to investors who traditionally may not have had access to tailored advice.

     Corporate Services: In the first quarter of 2003, the Company introduced an online investment management platform that is designed to help plan sponsors and investment consultants perform detailed fund screening, rebalance holdings, view plan positions and transactions, and monitor investment performance. Additionally, to help defined benefit plan participants gain a better understanding of their benefits, the Company initiated quarterly statements for defined benefit plans and introduced a Web site that includes benefit information and interactive retirement planning tools. Corporate Services also expanded its Executive Services offering by introducing a Web-based reporting system that enables public companies to report insider transactions within new federal guidelines. For those 401(k) plan sponsors and their employees utilizing the Schwab Personal Choice Retirement Account(R) option, the Company introduced an online account opening capability which significantly reduces the time required to open and fund an account.

     Capital Markets: In the first quarter of 2003, the Company introduced the Schwab Liquidity Network(TM), a system that pools the orders of the Company's individual investor client base with those of hundreds of broker-dealers and institutional investment firms in a manner designed to offer greater opportunities for the best possible price on most stock trades. This new approach combines automated electronic execution of small orders with the professional handling of large blocks of 10,000 shares or more.

     Other Significant Developments: The Company continued to combine people and technology through several important technology-based initiatives during the first quarter of 2003. To help clients gain perspective on current geopolitical uncertainties, the Company introduced an online Webcast that features regularly updated commentary from Schwab's Washington Research Group. In addition, schwab.com was redesigned to deliver more targeted messaging - clients view home pages that contain information that is tailored to them. The Company also created a new page on its Web site where clients can access the most frequently used application forms online. The Company leveraged technology to support advice interactions by making improvements to its internal MarketPlace Web site, which provides Schwab investment consultants with a suite of investment viewpoints and advice tools. MarketPlace includes Schwab Equity Ratings(TM) Commentary, a plain-English description that provides context to A to F ratings on over 3,000 stocks. MarketPlace also features a new Weekly Strategy Call that delivers perspectives on current market and industry trends.
     The Company introduced in the first quarter of 2003 the Schwab GNMA Fund(TM), a core fixed income mutual fund which invests primarily in Government National Mortgage Association bonds and is designed to help provide investors with income and credit safety.

                                 Risk Management

     For discussion on the Company's principal risks and some of the policies and procedures for risk identification, assessment, and mitigation, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management" in the Company's 2002 Annual Report to Stockholders, which is filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2002. See Liquidity and Capital Resources of this report for a discussion on liquidity risk; and see Item 3 - Quantitative and Qualitative Disclosures About Market Risk for additional information relating to market risk.

     The Company expects to continue to evaluate and consider potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, services, and other assets. At any given time, the Company may be engaged in discussions or negotiations with respect to one or more of such transactions. Any such transaction could have a material impact on the Company's financial position, results of operations, earnings per share
(EPS), or cash flows. There is no assurance that any such discussions or negotiations will result in the consummation of any transaction. In addition, the process of integrating any acquisition may create unforeseen operating difficulties, expenditures, and other risks.
     Given the nature of the Company's revenues, expenses, and risk profile, the Company's earnings and CSC's common stock price have been and may continue to be subject to significant volatility from period to period. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period. Risk is inherent in the Company's business. Consequently, despite the Company's attempts to identify areas of risk, oversee operational areas involving risk, and implement policies and procedures designed to mitigate risk, there can be no assurance that the Company will not suffer unexpected losses due to operating or other risks.

                           Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as "believe," "expect," "intend," "plan," "will," "may," and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management's beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company's senior management. These statements relate to, among other things, the Company's ability to achieve its strategic priorities (see Description of Business - Business Strategy), the potential impact of future strategic transactions (see Risk Management), the impact of the sales of its United Kingdom operations on the Company's results of operations (see Financial Overview), sources of liquidity and capital (see Liquidity and Capital Resources - Liquidity and - Commitments), the Company's cash position, cash flows, and capital expenditures (see Liquidity and Capital Resources - Cash and Capital Resources), the impact of the Company's trading risk as estimated by a value-at-risk measurement methodology (see Item 3 - Quantitative and Qualitative Disclosures About Market Risk - Financial Instruments Held For Trading Purposes), net interest expense under interest rate swaps (see Item 3 - Quantitative and Qualitative Disclosures About Market Risk - Financial Instruments Held For Purposes Other Than Trading - Interest Rate Swaps), and contingent liabilities (see Part II - Other Information, Item 1 - Legal Proceedings). Achievement of the expressed beliefs, objectives and expectations described in these statements is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed beliefs, objectives and expectations.
     Important factors that may cause such differences are noted in this interim report and include, but are not limited to: the Company's success in building fee-based relationships with its clients; the effect of client trading patterns on Company revenues and earnings; changes in revenues and profit margin due to cyclical securities markets and fluctuations in interest rates; the level and continuing volatility of equity prices; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices, trading volumes, and investor confidence; geopolitical developments affecting the securities markets, the economy, and investor sentiment; the size and number of the Company's insurance claims; and a significant decline in the real estate market, including the Company's ability to sublease certain properties. Other more general factors that may cause such differences include, but are not limited to: the Company's inability to attract and retain key personnel; the timing and impact of changes in the Company's level of investments in personnel, technology, or advertising; changes in technology; computer system failures and security breaches; evolving legislation, regulation and changing industry practices adversely affecting the Company; adverse results of litigation; the inability to obtain external financing at acceptable rates; the effects of competitors' pricing, product and service decisions; and intensified industry competition and consolidation.

                          Critical Accounting Policies

     Certain of the Company's accounting policies that involve a higher degree of judgment and complexity are discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition - Critical Accounting Policies" in the Company's 2002 Annual Report to Stockholders, which is filed as
Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2002. There have been no material changes to these critical accounting policies during the first three months of 2003.

                  Three Months Ended March 31, 2003 Compared To
                       Three Months Ended March 31, 2002

     All references to EPS information in this report reflect diluted earnings per share unless otherwise noted.

FINANCIAL OVERVIEW

     The Company's financial performance in the first quarter of 2003 was significantly affected by heightened geopolitical uncertainties, mixed economic news, and weak securities market returns which placed continued pressure on client asset valuations and trading activity. In the difficult market environment that prevailed during the first quarter of 2003, the Company's trading revenues decreased 22% from the first quarter of 2002. The decrease in trading revenues was primarily due to lower client trading activity (reflected in commission revenues) and lower average revenue per equity share traded (reflected in principal transactions revenues).
     Non-trading revenues, which include asset management and administration fees, interest revenue, net of interest expense (referred to as net interest revenue), and other revenues, decreased 10% in the first quarter of 2003 compared to the year-ago level. The decrease in non-trading revenues was primarily due to a 20% decrease in net interest revenue, a 40% decrease in other revenue and a 3% decrease in asset management and administration fees. Average margin loans to clients in the first quarter of 2003 decreased 31% from year-ago levels, which primarily caused the decline in net interest revenue. The decrease in other revenues was primarily due to net losses on investments in 2003, compared to net gains on investments in 2002. The decrease in asset management and administration fees primarily resulted from decreases in average assets in Schwab's Mutual Fund OneSource(R) service.
     Total expenses excluding interest during the first quarter of 2003 were $803 million, down 12% from the first quarter of 2002. This decrease resulted primarily from decreases in almost all expense categories as a result of the Company's continued expense reduction measures.
     On January 31, 2003, the Company sold its United Kingdom (U.K.) brokerage subsidiary, Charles Schwab Europe (CSE), to Barclays PLC (Barclays). The results of CSE's operations have been summarized as loss from discontinued operations, net of tax benefit, on the Condensed Consolidated Statement of Income. The reported loss was $3 million for the first quarter of 2003, compared to $4 million for the first quarter of 2002. The Company's consolidated prior period revenues, expenses, and taxes on income have been adjusted to reflect this presentation. For further information, see note "6 - Discontinued Operations" in the Notes to Condensed Consolidated Financial Statements.
     On March 18, 2003, the Company entered into an agreement to sell its investment in Aitken Campbell, a market-making joint venture in the U.K., to the Company's joint venture partner, TD Waterhouse Group, Inc. The sale is expected to close in May 2003 following regulatory and other approvals. Based upon the terms of the sale, the Company recorded in the first quarter of 2003 an impairment charge of $5 million pre tax to reduce the carrying value of its investment and a deferred income tax benefit of $16 million that will be realized following the completion of the sale. The Company's share of Aitken Campbell's historical earnings, which was accounted for under the equity method, has not been material to the Company's results of operations, EPS, or cash flows.
     Income from continuing operations before taxes on income and extraordinary gain was $97 million for the first quarter of 2003, down 29% from the first quarter of 2002. This decrease was primarily due to the combination of factors discussed separately above - lower revenues, partially offset by declines in almost all expense categories. Net income for the first quarter of 2003 was $71 million, or $.05 per share, down 24% from $94 million, or $.07 per share, for the first quarter of 2002. This decline was primarily due to lower income from continuing operations before taxes on income and extraordinary gain as discussed above and an extraordinary gain recorded in 2002. The Company's after-tax profit margin for the first quarter of 2003 was 7.9%, down from 9.0% for the first quarter of 2002. The annualized return on stockholders' equity for the first quarter of 2003 was 7%, down from 9% for the first quarter of 2002.
     In the first quarter of 2003, net income of $71 million included the following items which in total had the effect of increasing after-tax income by $8 million: a $3 million loss from discontinued operations, an investment write-down of $5 million related to the Company's U.K. market-making operation, and a $16 million tax benefit associated with the Company's announced sale of its U.K. market-making operation. In the first quarter of 2002, net income of $94 million included the following items which in total had the effect of decreasing after-tax income by $17 million: a $4 million loss from discontinued operations, a $22 million extraordinary gain on the sale of U.S. Trust's corporate trust business, $26 million of restructuring charges, and $16 million of acquisition-related charges.

     In evaluating the Company's financial performance, management uses adjusted operating income, a non-generally accepted accounting principles (non-GAAP) income measure which excludes the items described above. Management believes that adjusted operating income is a useful indicator of its ongoing financial performance, and a tool that can provide meaningful insight into financial performance without the effects of certain material items that are not expected to be an ongoing part of operations. As detailed in note "13 - Segment Information" in the Notes to Condensed Consolidated Financial Statements, adjusted operating income was $102 million for the first quarter of 2003, down $76 million, or 43%, from the first quarter of 2002 primarily due to decreases of $40 million, or 60%, in the Individual Investor segment, $14 million, or 21%, in the Institutional Investor segment, and $9 million, or 26%, in the U.S. Trust segment. Additionally, the Capital Markets segment had a loss before taxes and excluded items of $4 million in the first quarter of 2003, compared to income before taxes and excluded items of $9 million in the first quarter of 2002. The decrease in the Individual Investor and Institutional Investor segments were primarily due to lower client trading activity. The decrease in the U.S. Trust segment was primarily due to lower average client assets related to declines in market valuations. The decrease in the Capital Markets segment was primarily due to lower average revenue per equity share traded, as well as higher expenses.

Restructuring: In 2001, the Company initiated a restructuring plan to reduce operating expenses due to economic uncertainties and difficult market conditions. The restructuring plan was completed in 2002 and included a workforce reduction, a reduction in operating facilities, and the removal of certain systems hardware, software, and equipment from service. Included in these initiatives were costs associated with the withdrawal from certain international operations.
     In the third quarter of 2002, the Company commenced additional restructuring initiatives due to continued difficult market conditions. These initiatives were intended to reduce operating expenses and adjust the Company's organizational structure to improve productivity, enhance efficiency, and increase profitability. These restructuring initiatives were substantially completed in 2002 and primarily included further reductions in the Company's workforce and facilities.
     The Company recorded pre-tax restructuring charges of $26 million in the first quarter of 2002, all of which related to its 2001 restructuring initiatives. There were no restructuring charges in the first quarter of 2003.
     As of March 31, 2003, the remaining facilities restructuring reserve of $214 million related to the Company's 2001 and 2002 restructuring initiatives is net of estimated future sublease income of approximately $360 million. This estimated future sublease income amount is determined based upon a number of factors, including current and expected commercial real estate lease rates in the respective properties' real estate markets, and estimated vacancy periods prior to execution of tenant subleases. At March 31, 2003, approximately 30% of the total square footage covered under the 2001 and 2002 restructuring initiatives has been subleased, up from approximately 20% at December 31, 2002.
     For further information on the Company's restructuring initiatives, see note "4 - Restructuring" in the Notes to Condensed Consolidated Financial Statements.

REVENUES

     Revenues decreased by $148 million, or 14%, to $900 million in the first quarter of 2003 compared to the first quarter of 2002, due to a $58 million, or 19%, decrease in commission revenues, a $43 million, or 20%, decrease in net interest revenue, an $18 million, or 35%, decrease in principal transaction revenues, a $16 million, or 40%, decrease in other revenues, and a $13 million, or 3%, decrease in asset management and administration fees. The Company's non-trading revenues represented 70% of total revenues for the first quarter of 2003, as compared to 67% for the first quarter of 2002 as shown in the following table:

--------------------------------------------------------------------------------
                                                                  Three Months
                                                                      Ended
                                                                    March 31,
Composition of Revenues                                           2003    2002
--------------------------------------------------------------------------------
Commissions                                                        26%     28%
Principal transactions                                              4       5
--------------------------------------------------------------------------------
   Total trading revenues                                          30      33
--------------------------------------------------------------------------------
Asset management and administration fees                           48      42
Net interest revenue                                               19      21
Other                                                               3       4
--------------------------------------------------------------------------------
   Total non-trading revenues                                      70      67
--------------------------------------------------------------------------------
Total                                                             100%    100%
================================================================================

     While the Individual Investor and Institutional Investor segments generate both trading and non-trading revenues, the Capital Markets segment generates primarily trading revenues and the U.S. Trust segment generates primarily non-trading revenues. The $148 million decrease in revenues from the first quarter of 2002 was due to decreases in revenues of $97 million, or 16%, in the Individual Investor segment, $25 million, or 12%, in the Institutional Investor segment, $8 million, or 12%, in the Capital Markets segment, and $18 million, or 11%, in the U.S. Trust segment. See note "13 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.

Asset Management and Administration Fees

     Asset management and administration fees include mutual fund service fees, as well as fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for recordkeeping and shareholder services provided to third-party funds, and for transfer agent services, shareholder services, administration, and investment management provided to its proprietary funds. These fees are based upon the daily balances of client assets invested in third-party funds and upon the average daily net assets of the Company's proprietary funds. Mutual fund service fees are earned through the Individual Investor, Institutional Investor, and U.S. Trust segments. The Company also earns asset management and administration fees for financial services, including investment management and consulting, trust and fiduciary services, custody services, financial and estate planning, and private banking services, provided to individual and institutional clients. These fees are primarily based on the value and composition of assets under management and are earned through the U.S. Trust, Individual Investor, and Institutional Investor segments.
     Asset management and administration fees were $428 million for the first quarter of 2003, down $13 million, or 3%, from the first quarter of 2002, as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                      Three Months
                                                         Ended
                                                       March 31,        Percent
Asset Management and Administration Fees              2003    2002      Change
--------------------------------------------------------------------------------
Mutual fund service fees:
   Proprietary funds
     (SchwabFunds(R) and Excelsior(R))                $217    $220         (1%)
   Mutual Fund OneSource(R)                             59      71        (17)
   Other                                                10      10          -
Asset management and related services                  142     140          1
--------------------------------------------------------------------------------
   Total                                              $428    $441         (3%)
================================================================================

     The decrease in asset management and administration fees was primarily due to decreases in average assets in Schwab's Mutual Fund OneSource service and average U.S. Trust client assets, partially offset by higher account fees.
     Assets in client accounts were $762.6 billion at March 31, 2003, a decrease of $95.1 billion, or 11%, from a year ago as shown in the following table. This decrease from a year ago included net new client assets of $46.4 billion, offset by net market losses of $141.5 billion related to client accounts.

--------------------------------------------------------------------------------
Change in Client Assets and Accounts
   (In billions, at quarter end,                        March 31,       Percent
   except as noted)                                   2003    2002      Change
--------------------------------------------------------------------------------
Assets in client accounts
   Schwab One(R), other cash
     equivalents and deposits
     from banking clients                           $ 31.1  $ 29.2          7%
   Proprietary funds (SchwabFunds(R)
     and Excelsior(R)):
       Money market funds                            132.4   130.0          2
       Equity and bond funds                          27.4    33.2        (17)
--------------------------------------------------------------------------------
         Total proprietary funds                     159.8   163.2         (2)
--------------------------------------------------------------------------------
   Mutual Fund Marketplace(R) (1):
     Mutual Fund OneSource(R)                         71.8    90.3        (20)
     Mutual fund clearing services                    21.4    22.3         (4)
     All other                                        71.6    78.8         (9)
--------------------------------------------------------------------------------
         Total Mutual Fund Marketplace               164.8   191.4        (14)
--------------------------------------------------------------------------------
           Total mutual fund assets                  324.6   354.6         (8)
--------------------------------------------------------------------------------
   Equity and other securities (1)                   287.9   374.7        (23)
   Fixed income securities (2)                       125.2   108.4         15
   Margin loans outstanding                           (6.2)   (9.2)       (33)
--------------------------------------------------------------------------------
     Total client assets                            $762.6  $857.7        (11%)
================================================================================
Net change in assets
   in client accounts
   (for the quarter ended)
     Net new client assets                          $ 14.2  $ 15.4
     Net market losses                               (16.4)   (3.6)
--------------------------------------------------------------------------------
   Net growth (decline)                             $ (2.2) $ 11.8
================================================================================
New client accounts
   (in thousands, for the
   quarter ended)                                    171.0   232.3        (26%)
Active client accounts
   (in millions) (3)                                   8.0     7.9          1%
--------------------------------------------------------------------------------
Active online Schwab client
   accounts (in millions) (4)                          4.2     4.3         (2%)
Online Schwab client assets                         $295.7  $341.9        (14%)
--------------------------------------------------------------------------------
(1) Excludes money market funds and all proprietary money market, equity, and bond funds.
(2) Includes $18.1 billion and $16.4 billion at March 31, 2003 and 2002, respectively, of certain other securities serviced by Schwab's fixed income division, including exchange-traded unit investment trusts, real estate investment trusts, and corporate debt.
(3) Active accounts are defined as accounts with balances or activity within the preceding eight months.
(4) Active online accounts are defined as all active individual and U.S. dollar-based international accounts within a household that has had at
     least  one  online  session   within  the  past  twelve  months.   Excludes
     independent investment advisor accounts and U.S. Trust accounts.

Commissions

     The Company earns revenues by executing client trades primarily through the Individual Investor and Institutional Investor segments, as well as the Capital Markets segment. These revenues are affected by the number of client accounts that trade, the average number of revenue-generating trades per account, and the average revenue earned per revenue trade. As shown in the following table, commission revenues for the Company were $240 million for the first quarter of 2003, down $58 million, or 19%, from the first quarter of 2002. This decrease was primarily due to lower daily average trades, partially offset by higher revenue per revenue trade and number of trading days.

--------------------------------------------------------------------------------
                                                      Three Months
                                                         Ended
                                                        March 31,      Percent
Commissions                                           2003    2002     Change
--------------------------------------------------------------------------------
Exchange-listed securities                           $  99   $ 118       (16%)
Nasdaq and other equity securities                      94     127       (26)
Mutual funds                                            26      27        (4)
Options                                                 21      26       (19)
--------------------------------------------------------------------------------
   Total                                             $ 240   $ 298       (19%)
================================================================================

     Total commission revenues include $17 million in the first quarter of 2003 and $16 million in the first quarter of 2002 related to certain securities serviced by Schwab's fixed income division, including exchange-traded unit investment trusts, real estate investment trusts, and corporate debt. Schwab's fixed income division also generates principal transaction revenues. Additionally, commission revenues include $20 million in the first quarter of 2003 and $6 million in the first quarter of 2002 related to Schwab's institutional trading business. Schwab's institutional trading business also generates principal transaction revenues, as well as other revenues.
     The Company's client trading activity is shown in the following table (in thousands):

--------------------------------------------------------------------------------
                                                     Three Months
                                                         Ended
                                                       March 31,       Percent
Daily Average Trades                                 2003    2002      Change
--------------------------------------------------------------------------------
Revenue Trades (1)
   Online                                            95.8   123.9        (23%)
   TeleBroker(R) and Schwab by Phone(TM)              4.2     6.7        (37)
   Regional client telephone service
     centers, branch offices, and other              14.6    16.8        (13)
--------------------------------------------------------------------------------
   Total                                            114.6   147.4        (22%)
================================================================================
Mutual Fund OneSource(R) and
   Other Asset-Based Trades
   Online                                            48.6    46.4          5%
   TeleBroker and Schwab by Phone                      .4      .5        (20)
   Regional client telephone service
     centers, branch offices, and other               5.3    11.6        (54)
--------------------------------------------------------------------------------
   Total                                             54.3    58.5         (7%)
================================================================================
Total Daily Average Trades
   Online                                           144.4   170.3        (15%)
   TeleBroker and Schwab by Phone                     4.6     7.2        (36)
   Regional client telephone service
     centers, branch offices, and other              19.9    28.4        (30)
--------------------------------------------------------------------------------
  Total                                             168.9   205.9        (18%)
================================================================================
(1) Includes all client trades (both individuals and institutions) that generate either commission revenue or revenue from principal markups (i.e., fixed income).

     As shown in the following table, the total number of client revenue trades executed by the Company has decreased 21% as the number of client accounts that traded during the quarter and the trading activity per account that traded have decreased.

--------------------------------------------------------------------------------
                                                      Three Months
                                                          Ended
                                                        March 31,      Percent
Trading Activity                                      2003    2002     Change
--------------------------------------------------------------------------------
Total revenue trades
   (in thousands) (1)                                6,989   8,851       (21%)
Accounts that traded during
   the quarter (in thousands)                        1,108   1,374       (19)
Average revenue trades
   per account that traded                             6.3     6.4        (2)
Trading frequency proxy (2)                            3.5     3.9       (10)
Number of trading days                                  61      60         2
Average revenue earned
   per revenue trade                                $37.30  $36.03         4
--------------------------------------------------------------------------------
(1) Includes all client trades (both individuals and institutions) that generate either commission revenue or revenue from principal markups (i.e., fixed income).
(2)  Represents annualized revenue trades per $100,000 in total client assets.

Net Interest Revenue

     Net interest revenue is the difference between interest earned on assets (mainly margin loans to clients, investments of segregated client cash balances, private banking loans, and securities available for sale) and interest paid on liabilities (mainly brokerage client cash balances and deposits from banking clients). Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and hedging strategies.
     Substantially all of the Company's net interest revenue is earned through the Individual Investor, Institutional Investor, and U.S. Trust segments.
     Net interest revenue was $175 million for the first quarter of 2003, down $43 million, or 20%, from the first quarter of 2002 as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                     Three Months
                                                         Ended
                                                       March 31,       Percent
                                                     2003    2002      Change
--------------------------------------------------------------------------------
Interest Revenue
Margin loans to clients                             $  82   $ 133       (38%)
Investments, client-related                            75      86       (13)
Private banking loans                                  56      60        (7)
Securities available for sale                          16      17        (6)
Other                                                  10      13       (23)
--------------------------------------------------------------------------------
   Total                                              239     309       (23)
--------------------------------------------------------------------------------
Interest Expense
Brokerage client cash balances                         24      50       (52)
Deposits from banking clients                          24      22         9
Long-term debt                                         10      13       (23)
Short-term borrowings                                   3       6       (50)
Other                                                   3       -       n/m
--------------------------------------------------------------------------------
   Total                                               64      91       (30)
--------------------------------------------------------------------------------
Net interest revenue                                $ 175   $ 218       (20%)
================================================================================
n/m  Not meaningful

     Client-related daily average balances, interest rates, and average net interest spread for the first quarters of 2003 and 2002 are summarized in the following table (dollars in millions):

                                                           Three Months Ended
                                                                March 31,
                                                            2003       2002
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Investments (client-related):
  Average balance outstanding                           $ 21,231   $ 17,253
  Average interest rate                                    1.44%      2.02%
Margin loans to clients:
  Average balance outstanding                           $  6,399   $  9,280
  Average interest rate                                    5.21%      5.80%
Private banking loans:
  Average balance outstanding                           $  4,546   $  4,063
  Average interest rate                                    5.02%      5.99%
Securities available for sale:
  Average balance outstanding                           $  1,517   $  1,445
  Average interest rate                                    4.39%      4.86%
Average yield on interest-earning assets                   2.77%      3.74%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                           $ 23,003   $ 22,978
  Average interest rate                                     .41%       .89%
Interest-bearing banking deposits:
  Average balance outstanding                           $  4,570   $  3,866
  Average interest rate                                    2.09%      2.30%
Other interest-bearing sources:
  Average balance outstanding                           $  2,164   $  1,009
  Average interest rate                                    1.25%      2.24%
Average noninterest-bearing portion                     $  3,956   $  4,188
Average interest rate on funding sources                    .65%       .99%
Summary:
  Average yield on interest-earning assets                 2.77%      3.74%
  Average interest rate on funding sources                  .65%       .99%
--------------------------------------------------------------------------------
Average net interest spread                                2.12%      2.75%
================================================================================

     The decrease in net interest revenue from the first quarter of 2002 was primarily due to lower levels of, and lower rates received on, margin loans to clients, as well as lower rates received on client-related investments, partially offset by lower rates paid on brokerage client cash balances and higher average balances of client-related investments.

Principal Transactions

     Principal transaction revenues are primarily comprised of revenues from client fixed income securities trading activity, which are included in the Capital Markets, Individual Investor, and Institutional Investor segments, and net gains from market-making activities in Nasdaq and other equity securities, which are included in the Capital Markets segment. Factors that influence principal transaction revenues include the volume of client trades, market price volatility, average revenue per equity share traded, and changes in regulations and industry practices.
     Principal transaction revenues were $33 million for the first quarter of 2003, down $18 million, or 35%, from the first quarter of 2002, as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                      Three Months
                                                         Ended
                                                        March 31,      Percent
Principal Transactions                                2003    2002     Change
--------------------------------------------------------------------------------
Fixed income securities                               $ 21    $ 22        (5%)
Nasdaq and other equity securities                      10      26       (62)
Other                                                    2       3       (33)
--------------------------------------------------------------------------------
   Total (1)                                          $ 33    $ 51       (35%)
================================================================================
(1) Includes $3 million in each of the first quarters of 2003 and 2002 related to Schwab's institutional trading business.

     The decrease in principal transaction revenues was primarily due to lower average revenue per equity share traded, partially offset by higher equity share volume handled by SCM as a result of increased institutional trading activity.

Other Revenues

     Other revenues include fees for services (such as order handling fees), account service fees, net gains and losses on certain investments, and software maintenance fees. Other revenues are earned primarily through the Individual Investor, Institutional Investor, and U.S. Trust segments. These revenues were $24 million for the first quarter of 2003, down $16 million, or 40%, from the first quarter of 2002. This decrease was primarily due to net losses on investments in 2003, compared to net gains on investments in 2002.

EXPENSES EXCLUDING INTEREST

     Total expenses excluding interest for the first quarter of 2003 was $803 million, down $109 million, or 12%, from the first quarter of 2002, primarily due to decreases in almost all expense categories as a result of the Company's continued expense reduction measures.
     Compensation and benefits expense was $417 million for the first quarter of 2003, down $46 million, or 10%, from the first quarter of 2002 primarily due to lower levels of employee benefits, discretionary bonuses to employees, and incentive compensation, as well as a reduction in full-time equivalent employees.

     The following table shows a comparison of certain compensation and benefits components and employee data (dollars in millions, except as noted):

--------------------------------------------------------------------------------
                                                      Three Months
                                                         Ended
                                                        March 31,      Percent
Compensation and Benefits                             2003    2002     Change
--------------------------------------------------------------------------------
Salaries and wages                                   $ 305   $ 316        (3%)
Incentive and variable compensation                     49      63       (22)
Employee benefits and other                             63      84       (25)
--------------------------------------------------------------------------------
   Total                                             $ 417   $ 463       (10%)
================================================================================
Compensation and benefits expense as a
   % of total revenues                                 46%     44%
Incentive and variable compensation as a
   % of compensation and benefits expense              12%     14%
Compensation for temporary employees,
   contractors and overtime hours as a
   % of compensation and benefits expense               6%      5%
Full-time equivalent employees
   (at end of quarter, in thousands) (1)              16.5    19.4       (15%)
Revenues per average full-time equivalent
   employee (in thousands)                           $54.3   $54.2         -
--------------------------------------------------------------------------------
(1) Includes full-time, part-time and temporary employees, and persons employed on a contract basis.

     Employee benefits and other expenses decreased by $21 million, or 25%, from the first quarter of 2002 primarily due to the suspension of the Company's 401(k) employer contribution in the first quarter of 2003, as well as a reduction in full-time equivalent employees.
     The Company's effective income tax expense rate was 22.8% for the first quarter of 2003, down from 38.2% for the first quarter of 2002. The decrease was primarily due to a tax benefit associated with the Company's sale of its U.K. market-making operation, which was announced in March 2003.

                         Liquidity and Capital Resources

     CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. CSC conducts virtually all business through its wholly owned subsidiaries. The capital structure among CSC and its subsidiaries is designed to provide each entity with capital and liquidity consistent with its operations. See note "11 - Regulatory Requirements" in the Notes to Condensed Consolidated Financial Statements.

Liquidity

CSC

     CSC's liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. As discussed below, Schwab, CSC's depository institution subsidiaries, and SCM are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs, meeting CSC's depository institution subsidiaries' capital guidelines, and maintaining Schwab's and SCM's net capital. Based on their respective regulatory capital ratios at March 31, 2003, the Company and its depository institution subsidiaries are considered well capitalized.
     CSC has liquidity needs that arise from its issued and outstanding $544 million Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes have maturities ranging from 2003 to 2010 and fixed interest rates ranging from 6.04% to 8.05% with interest payable semiannually (see Item 3
- Quantitative and Qualitative Disclosures About Market Risk - Financial Instruments Held For Purposes Other Than Trading - Interest Rate Swaps). The
Medium-Term Notes are rated A2 by Moody's Investors Service (Moody's), A- by Standard & Poor's Ratings Group (S&P), and A by Fitch IBCA, Inc. (Fitch).
     CSC has a prospectus supplement on file with the Securities and Exchange Commission enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At March 31, 2003, all of these notes remained unissued.
     CSC has authorization from its Board of Directors to issue up to $1.0 billion in commercial paper. At March 31, 2003, no commercial paper has been issued. CSC's ratings for these short-term borrowings are P-1 by Moody's, A-2 by S&P, and F1 by Fitch.
     CSC maintains a $1.0 billion committed, unsecured credit facility with a group of twenty-two banks which is scheduled to expire in June 2003. CSC plans to establish a replacement facility when the current facility expires. This facility was unused during the first three months of 2003. Any issuances under CSC's commercial paper program (see above) will reduce the amount available under this facility. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of tangible net worth, and Schwab and SCM to maintain specified levels of net capital, as defined. Management believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements.
     CSC also has direct access to $670 million of the $820 million uncommitted, unsecured bank credit lines, provided by eight banks that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab, and the credit line provided by another one of these banks includes a sublimit on credit available to CSC. These lines were not used by CSC during the first three months of 2003.

Schwab

     Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $26.1 billion and $24.9 billion at March 31, 2003 and December 31, 2002, respectively. Management believes that brokerage client cash balances and earnings will continue to be the primary sources of liquidity for Schwab in the future.
     Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $1 million. At March 31, 2003, Schwab's net capital was $1.2 billion (20% of aggregate debit balances), which was $1.1 billion in excess of its minimum required net capital and $929 million in excess of 5% of aggregate debit balances. Schwab has historically targeted net capital to be at least 10% of its aggregate debit balances, which primarily consist of client margin loans.
     To manage Schwab's regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility which is scheduled to expire in September 2003. The amount outstanding under this facility at March 31, 2003 was $220 million. During the first quarter of 2003, Schwab repaid its $25 million in fixed-rate subordinated term loans from CSC. Borrowings under these subordinated lending arrangements qualify as regulatory capital for Schwab.
     Upon adoption of Financial Accounting Standards Board Interpretation (FIN) No. 46 - Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 - Consolidated Financial Statements in the first quarter of 2003, the Company consolidated a special purpose trust (Trust) that was formed in 2000 to finance an office building and land. See note "2 - New Accounting Standards" in the Notes to the Condensed Consolidated Financial Statements. Upon adoption of FIN No. 46 in the first quarter of 2003, Schwab recorded long-term debt totaling $235 million, which was outstanding at March 31, 2003. The long-term debt consists of a variable-rate note maturing in June 2005. The interest rate on the note was 1.64% at March 31, 2003 and ranged from 1.64% to 1.82% during the quarter. The building and land have been pledged as collateral for the long-term debt. Additionally, the Company has guaranteed the debt of the Trust up to a maximum of $202 million. The lender does not have recourse to any other assets of the Company.
     To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of eight banks totaling $820 million at March 31, 2003 (as noted previously, $670 million of these lines are also available for CSC to use). The need for short-term borrowings arises primarily from timing differences between cash flow requirements and the scheduled liquidation of interest-bearing investments. Schwab used such borrowings for 4 days during the first three months of 2003, with the daily amounts borrowed averaging $28 million. There were no borrowings outstanding under these lines at March 31, 2003.
     To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab had unsecured letter of credit agreements with nine banks in favor of the OCC aggregating $630 million at March 31, 2003. Schwab pays a fee to maintain these letters of credit. No funds were drawn under these letters of credit at March 31, 2003.

U.S. Trust

     U.S. Trust's liquidity needs are generally met through earnings generated by its operations.
     U.S. Trust is subject to the Federal Reserve Board's risk-based and leverage capital guidelines. These regulations require banks and bank holding companies to maintain minimum levels of capital. In addition, CSC's depository institution subsidiaries are subject to limitations on the amount of dividends they can pay to USTC.
     In addition to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements, CSC's depository institution subsidiaries have established their own external funding sources. At March 31, 2003, U.S. Trust had $50 million in Trust Preferred Capital Securities outstanding with a fixed interest rate of 8.41%. Certain of CSC's depository institution subsidiaries have established credit facilities with the Federal Home Loan Bank System (FHLB) totaling $700 million. There were no borrowings outstanding under these facilities at March 31, 2003. Additionally, at March 31, 2003, U.S. Trust had $439 million of federal funds purchased and $326 million of repurchase agreements outstanding.

     CSC provides U.S. Trust with a $300 million short-term credit facility maturing in December 2003. Borrowings under this facility do not qualify as regulatory capital for U.S. Trust. The amount outstanding under this facility was $55 million at March 31, 2003.

SCM

     SCM's liquidity needs are generally met through its equity capital and borrowings from CSC. Most of SCM's assets are liquid, consisting primarily of cash and cash equivalents, marketable securities, and receivables from brokers, dealers and clearing organizations.
     SCM's liquidity is affected by the same net capital regulatory requirements as Schwab (see discussion above). At March 31, 2003, SCM's net capital was $89 million, which was $88 million in excess of its minimum required net capital.
     SCM may borrow up to $150 million under a subordinated lending arrangement with CSC which is scheduled to expire in August 2003. Borrowings under this arrangement qualify as regulatory capital for SCM. The amount outstanding under this facility at March 31, 2003 was $50 million. The advances under this facility satisfy increased intra-day capital needs at SCM to support the expansion of its institutional equities and trading businesses. In addition, CSC provides SCM with a $50 million short-term credit facility. Borrowings under this arrangement do not qualify as regulatory capital for SCM. No funds were drawn under this facility at March 31, 2003.

Liquidity Risk Factors

     Specific risk factors which may affect the Company's liquidity position are discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Liquidity Risk Factors" in the Company's 2002 Annual Report to Stockholders, which is filed as Exhibit
13.1 to the Company's Form 10-K for the year ended December 31, 2002. There have been no material changes to these liquidity risk factors in the first three months of 2003.

Cash and Capital Resources

     The Company's cash position (reported as cash and cash equivalents on the Condensed Consolidated Balance Sheet) and cash flows are affected by changes in brokerage client cash balances and the associated amounts required to be segregated under federal or other regulatory guidelines. Timing differences between cash and investments actually segregated on a given date and the amount required to be segregated for that date may arise in the ordinary course of business and are addressed by the Company in accordance with applicable regulations. Other factors which affect the Company's cash position and cash flows include investment activity in securities owned, levels of capital expenditures, banking client deposit and loan activity, financing activity in short-term borrowings and long-term debt, payment of dividends, and repurchases of CSC's common stock.
     In the first three months of 2003, cash and cash equivalents decreased $726 million, or 23%, to $2.4 billion primarily due to movements of brokerage client-related funds to meet segregation requirements and increases in investments in securities available for sale. Management does not believe that this decline in cash and cash equivalents is an indication of a trend.
     The Company's capital expenditures were $32 million for each of the first quarters of 2003 and 2002, or 4% and 3% of revenues for each period, respectively. Capital expenditures in the first three months of 2003 were for software and equipment relating to the Company's information technology systems and certain facilities. Capital expenditures as described above include the capitalized costs for developing internal-use software of $14 million in the first three months of 2003 and $16 million in the first three months of 2002. During the first three months of 2003, 1 million of the Company's stock options, with a weighted-average exercise price of $5.82, were exercised with cash proceeds received by the Company of $7 million and a related tax benefit of $1 million. The cash proceeds are recorded as an increase in cash and a corresponding increase in stockholders' equity. The tax benefit is recorded as a reduction in income taxes payable and a corresponding increase in stockholders' equity.
     The Company increased its long-term debt by $235 million (see discussion above in "Liquidity - Schwab") and repaid $22 million of long-term debt during the first three months of 2003.
     During the first three months of 2003, CSC repurchased 4 million shares of its common stock for $32 million. CSC did not repurchase any common stock during the first three months of 2002. On March 14, 2003, the Board of Directors authorized the repurchase of up to an additional $250 million of CSC's common stock. Including the amount remaining under an authorization granted by the Board of Directors on September 20, 2001, CSC now has authority to repurchase a total of $318 million.
     During each of the first quarters of 2003 and 2002, the Company paid common stock cash dividends of $15 million.
     The Company monitors both the relative composition and absolute level of its capital structure. The Company's total financial capital (long-term debt plus stockholders' equity) at March 31, 2003 was $4.9 billion, up $259 million, or 6%, from December 31, 2002 due primarily to a net increase in long-term debt. At March 31, 2003, the Company had long-term debt of $856 million, or 17% of total financial capital, that bears interest at a weighted-average rate of 5.81%. At March 31, 2003, the Company's stockholders' equity was $4.1 billion, or 83% of total financial capital.

Commitments

     A summary of the Company's principal contractual obligations and other commitments as of March 31, 2003 is shown in the following table (in millions). Management believes that funds generated by its operations, as well as cash provided by external financing, will continue to be the primary funding sources in meeting these obligations and commitments.

--------------------------------------------------------------------------------
                                     Less than   1 - 3   4 - 5   After 5
                                       1 Year    Years   Years    Years   Total
--------------------------------------------------------------------------------
Operating leases (1)                   $  199   $  583  $  305   $  628  $1,715
Long-term debt (2)                         78      440      53      259     830
Credit-related financial
   instruments (3)                        541      129                      670
Other commitments (4)                       5                                 5
--------------------------------------------------------------------------------
   Total                               $  823   $1,152  $  358   $  887  $3,220
================================================================================
(1) Includes minimum rental commitments, net of sublease commitments, and maximum guaranteed residual values under noncancelable leases for office space and equipment.
(2) Excludes the effect of interest rate swaps, see Item 3 - Quantitative and Qualitative Disclosures About Market Risk - Financial Instruments Held For Purposes Other Than Trading - Interest Rate Swaps.
(3) Includes U.S. Trust firm commitments to extend credit primarily for mortgage loans to private banking clients and standby letters of credit.
(4)  Includes committed capital contributions to venture capital funds.

     In addition to the commitments summarized above, in the ordinary course of its business the Company has entered into various agreements with third-party vendors, including agreements for advertising, sponsorships of sporting events, data processing equipment purchases, licensing, and software installation. These agreements typically can be canceled by the Company if notice is given according to the terms specified in the agreements.

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk

Financial Instruments Held For Trading Purposes

     The Company holds municipal, other fixed income and government securities, and certificates of deposit in inventory to meet clients' trading needs. The fair value of such inventory was approximately $42 million and $34 million at March 31, 2003 and December 31, 2002, respectively. These securities, and the associated interest rate risk, are not material to the Company's financial position, results of operations, or cash flows.
     The Company maintains inventories in exchange-listed, Nasdaq, and other equity securities on both a long and short basis. The fair value of these securities at March 31, 2003 and December 31, 2002 are shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                    March 31,    December 31,
Equity Securities                                     2003           2002
--------------------------------------------------------------------------------
Long positions                                        $ 70           $ 79
Short positions                                        (12)            (7)
--------------------------------------------------------------------------------
Net long positions                                    $ 58           $ 72
================================================================================

     Using a hypothetical 10% increase or decrease in prices, the potential loss or gain in fair value is estimated to be approximately $6 million and $7 million at March 31, 2003 and December 31, 2002, respectively.
     In addition, the Company generally enters into exchange-traded futures and options contracts based on equity market indices to hedge potential losses in equity inventory positions. The notional amounts and fair values of these futures and options contracts are shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                    March 31,    December 31,
Exchange-traded Contracts                             2003           2002
--------------------------------------------------------------------------------
Net Short Futures (1):
   Notional Amount                                    $ 50           $ 63
   Fair Value                                         $ 48           $ 61
Long Put Options:
   Notional Amount                                    $  4           $  4
   Fair Value (2)                                        -              -
--------------------------------------------------------------------------------
(1) Notional amount represents original contract price of the futures. Fair value represents the index price. The difference between the notional and fair value amounts are settled daily in accordance with futures market requirements.
(2)  Amount was less than $1 million at both  March 31,  2003 and  December  31,
     2002.

     Using a hypothetical 10% increase or decrease in the underlying indices, the potential loss or gain in fair value is estimated to be approximately $5 million and $6 million at March 31, 2003 and December 31, 2002, respectively, which would substantially offset the potential loss or gain on the equity securities previously discussed.

Value-at-risk

     All trading activities are subject to market risk limits established by the Company's businesses and approved by senior management who are independent of the businesses. The Company manages trading risk through position policy limits, value-at-risk (VAR) measurement methodology, and other market sensitivity measures. Based on certain assumptions and historical relationships, VAR estimates a potential loss from adverse changes in the fair values of the Company's overnight trading positions. To calculate VAR, the Company uses a 99% confidence level with a one-day holding period for most instruments. Stress testing is performed on a regular basis to estimate the potential loss from severe market conditions. It is the responsibility of the Company's Risk Management department, in conjunction with the businesses, to develop stress scenarios and use the information to assess the ongoing appropriateness of exposure levels and limits.
     The Company holds fixed income securities and equities for trading purposes. The estimated VAR for both fixed income securities and equities at March 31, 2003 and the high, low, and daily average during the first quarter of 2003 was $1 million or less for each category and stated period.
     The VAR model is a risk analysis tool that attempts to measure the potential losses in fair value, earnings, or cash flows from changes in market conditions and may not represent actual losses in fair value that may be incurred by the Company. The Company believes VAR provides an indication as to the Company's loss exposure in future periods. However, VAR relies on historical data and statistical relationships. As a result, VAR must be interpreted with an understanding of the method's strengths and limitations. The Company actively works to improve its measurement and use of VAR.

Financial Instruments Held For Purposes Other Than Trading

Deferred Compensation

     The Company maintains investments in mutual funds related to its deferred compensation plan, which is available to certain employees. These investments were approximately $54 million and $49 million at March 31, 2003 and December 31, 2002, respectively. These securities, and the associated market risk, are not material to the Company's financial position, results of operations, or cash flows.

Debt Issuances

     At March 31, 2003, CSC had $544 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 6.04% to 8.05%. At December 31, 2002, CSC had $566 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 6.04% to 8.05%. See "Interest Rate Swaps" below.
     At March 31, 2003 and December 31, 2002, U.S. Trust had $50 million Trust Preferred Capital Securities outstanding, with a fixed interest rate of 8.41%.
     The Company has fixed cash flow requirements regarding these long-term debt obligations due to the fixed rate of interest. The fair value of these obligations at March 31, 2003 and December 31, 2002, based on estimates of market rates for debt with similar terms and remaining maturities, approximated their carrying amount.

Interest Rate Swaps

     As part of its consolidated asset and liability management process, the Company utilizes interest rate swap agreements (Swaps) to manage interest rate risk.
     U.S. Trust uses Swaps to hedge the interest rate risk associated with its variable rate deposits from banking clients. The Swaps are structured for U.S. Trust to receive a variable rate of interest and pay a fixed rate of interest. Information on these Swaps is summarized in the following table:

--------------------------------------------------------------------------------
                                                  March 31,       December 31,
                                                    2003              2002
--------------------------------------------------------------------------------
Notional principal amount (in millions)           $  735            $  790
Weighted-average variable interest rate            1.33%             1.57%
Weighted-average fixed interest rate               6.41%             6.38%
Weighted-average maturity (in years)                 1.7               1.8
--------------------------------------------------------------------------------

     These Swaps have been designated as cash flow hedges under SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, and are recorded on the Condensed Consolidated Balance Sheet, with changes in their fair values primarily recorded in other comprehensive income (loss), a component of stockholders' equity. At March 31, 2003 and December 31, 2002, U.S. Trust recorded a derivative liability of $58 million and $64 million, respectively, for these Swaps. Based on current interest rate assumptions and assuming no additional Swaps are entered into, U.S. Trust expects to reclassify approximately $36 million, or $21 million after tax, from other comprehensive loss to interest expense over the next twelve months.
     CSC uses Swaps to effectively convert the interest rate characteristics of a portion of its Medium-Term Notes from fixed to variable. These Swaps are structured for CSC to receive a fixed rate of interest and pay a variable rate of interest based on the three-month LIBOR rate. The variable interest rates reset every three months. Information on these Swaps is summarized in the following table:

--------------------------------------------------------------------------------
                                                  March 31,       December 31,
                                                    2003              2002
--------------------------------------------------------------------------------
Notional principal amount (in millions)           $  293            $  293
Weighted-average variable interest rate            3.78%             3.87%
Weighted-average fixed interest rate               7.57%             7.57%
Weighted-average maturity (in years)                 6.0               6.3
--------------------------------------------------------------------------------

     These Swaps have been designated as fair value hedges under SFAS No. 133, and are recorded on the Condensed Consolidated Balance Sheet. Changes in fair value of the

Swaps are completely offset by changes in fair value of the hedged Medium-Term Notes. Therefore, there is no effect on net income. At March 31, 2003, CSC recorded a derivative asset of $26 million for these Swaps. Concurrently, the carrying value of the Medium-Term Notes was increased by $26 million.

Value-at-risk

     The estimated VAR for equities held for purposes other than trading, which primarily consist of mutual funds related to the Company's deferred compensation plan and an equity investment, was $1 million at March 31, 2003 with a high, low, and daily average of $2 million, $1 million, and $1 million, respectively, during the first quarter of 2003. The estimated VAR for short-term investments, which are subject to interest rate risk, held for purposes other than trading at March 31, 2003 and the high, low, and daily average during the first quarter of 2003 was $1 million or less for each. The estimated VAR for foreign exchange investments, which consist of equity investments in the Company's international subsidiaries, at March 31, 2003 and the high, low, and daily average during the first quarter of 2003 was $1 million or less.

Net Interest Revenue Simulation

     The Company uses net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation model (the model) includes all interest-sensitive assets and liabilities, as well as Swaps utilized by the Company to hedge its interest rate risk. Key variables in the model include assumed margin loan and brokerage client cash balance growth or decline, changes in the level and term structure of interest rates, the repricing of financial instruments, prepayment and reinvestment assumptions, loan, banking deposit, and brokerage client cash balance pricing and volume assumptions. The simulations involve assumptions that are inherently uncertain and, as a result, the simulations cannot precisely estimate net interest revenue or precisely predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies, including changes in asset and liability mix.
     As demonstrated by the simulations presented below, the Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets are repricing more quickly than interest-bearing liabilities). The Swaps entered into during 2002 have the effect of increasing the repricing frequency of interest-bearing liabilities, thereby reducing the Company's consolidated interest-rate sensitivity.
     The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in interest rates relative to the Company's current base rate forecast on simulated net interest revenue over the next twelve months at March 31, 2003 and December 31, 2002.

--------------------------------------------------------------------------------
Impact on Net Interest Revenue                    March 31,       December 31,
Percentage Increase (Decrease)                      2003              2002
--------------------------------------------------------------------------------
Increase of 100 basis points                        7.4%              5.3%
Decrease of 100 basis points                      (11.1%)           (12.1%)
--------------------------------------------------------------------------------

Item 4.  Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings

     In March 2000, three purported class action complaints were filed against U.S. Trust Company, N.A. (USTC, N.A.) in U.S. District Court in Louisiana. All three suits were brought on behalf of participants in an employee stock ownership plan (UC ESOP) sponsored by United Companies Financial Corporation (United Companies), which is currently in bankruptcy proceedings in Delaware. On February 13, 2003, the Court issued a Final Judgement approving a settlement of the case. Plaintiffs had alleged that USTC N.A., as directed trustee of the UC ESOP, breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 by failing to diversify the assets of the UC ESOP. Under the terms of the settlement, plaintiffs released USTC, N.A. of all liability. Other than an insignificant deductible, the settlement will be paid from insurance coverage.
     Between October 2001 and March 2003, a total of nine individual and class action lawsuits have been filed against U.S. Trust Company of Texas, N.A. (U.S. Trust Texas) and other defendants, including, in some instances, USTC. The class actions have been consolidated into one action, which, in turn, has been consolidated with two of the individual actions in the United States District Court for the Central District of California. There is one individual action pending in California state court and one individual action pending in Texas state court. In each of these actions, plaintiffs seek to hold the defendants liable for losses that the plaintiffs sustained in connection with the defaults of certain bond offerings (Heritage Bond Offerings). U.S. Trust Texas was Indenture Trustee under various Indentures executed in connection with the Heritage Bonds Offerings. Although USTC sold its corporate trust business in 2001, under the sale agreement, USTC retains responsibility for certain litigation, including these cases. In the complaints, the plaintiffs allege that, as Indenture Trustee, U.S. Trust Texas breached certain duties owed to the plaintiffs. In these cases, the plaintiffs seek compensatory damages in excess of $125 million, punitive damages and other relief. U.S. Trust Texas and USTC intend to defend the cases vigorously.
     U.S. Trust NY was Escrow Agent and Indenture Trustee in connection with an offering of approximately $130 million in senior secured redeemable notes issued in July 1998 by Epic Resorts, LLC (Epic Notes). In January 2002, certain noteholders filed a complaint in the Supreme Court of New York, New York County against U.S. Trust NY, alleging that U.S. Trust NY failed to comply with its obligations as Escrow Agent and Indenture Trustee on the Epic Notes. Although USTC sold its Corporate Trust business in 2001, under the sale agreement, USTC retains responsibility for certain litigation, including this case. The plaintiffs claim that as a result of the alleged breaches, they suffered losses, including their investment in the Epic Notes, in the amount of $88 million. U.S. Trust NY has answered the complaint, denying plaintiffs' allegations and asserting affirmative defenses, and intends to vigorously defend the lawsuit.
     In April 2001, an action was filed against USTC, N.A. in the U.S. District Court for the Central District of Illinois. Plaintiffs are participants in an employee stock ownership plan (the ESOP) sponsored by Foster & Gallagher, Inc. (F&G), a now-bankrupt company. Plaintiffs allege that USTC, N.A. breached fiduciary duties under the Employee Retirement Income Security Act of 1974 when, as trustee of the ESOP, it caused the ESOP to purchase stock of F&G in 1995 and 1997. Also named as defendants are numerous individuals who sold stock to the ESOP in the 1995 and 1997 transactions. The plaintiffs claim that as a result of the alleged breaches, they suffered losses in the amount of $200 million. USTC, N.A. has answered, denying all liability, and is vigorously defending the lawsuit. The case is scheduled to go to trial in May 2003.
     The nature of the Company's business subjects it to claims, lawsuits, regulatory examinations, and other proceedings in the ordinary course of business. The ultimate outcome of the matters described above and the various other lawsuits, arbitration proceedings, and claims pending against the Company cannot be determined at this time, and the results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company's results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company's financial condition, results of operations, and cash flows. However, it is the opinion of management, after consultation with legal counsel, that the ultimate outcome of these existing claims and proceedings will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.


Item 2. Changes in Securities and Use of Proceeds

     None.


Item 3. Defaults Upon Senior Securities

     None.


Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     On March 14, 2003, The Charles Schwab Corporation (CSC)'s Board of Directors (Board) appointed Robert N. Wilson to the Board. This appointment will become effective on May 9, 2003, the date of the annual meeting of stockholders. Mr. Wilson is Senior Vice Chairman of the Board of Directors of Johnson & Johnson, which he will be retiring from in May 2003, and is also a director of U.S. Trust Corporation and United States Trust Company of New York.
     On April 23, 2003, the Board appointed David B. Yoffie to the Board. Professor Yoffie's appointment will also become effective on May 9, 2003. Professor Yoffie is the Max and Doris Starr Professor of International Business Administration at Harvard Business School and a Visiting Scholar at Stanford Business School.
     In the first quarter of 2003, Mr. Arun Sarin announced that he will resign from the Board effective on May 9, 2003. Mr. Sarin's decision to retire from the Board was prompted by his appointment to be Chief Executive Officer of Vodafone PLC (Vodafone), requiring his relocation to London where Vodafone is headquartered.
     The authorized number of directors on the Board is fourteen. After the changes described above, there will be thirteen directors and one vacant seat on the Board.


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

--------------------------------------------------------------------------------
Exhibit
Number                            Exhibit
--------------------------------------------------------------------------------

12.1      Computation of Ratio of Earnings to Fixed Charges.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**

99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**

       ** Furnished as an exhibit to this quarterly report on Form 10-Q.
--------------------------------------------------------------------------------

(b)  Reports on Form 8-K

     On January 31, 2003, the Registrant filed a Current Report on Form 8-K announcing under Item 5 the appointment of David S. Pottruck as President and Chief Executive Officer of the Company effective May 9, 2003, the date of the annual meeting of stockholders. Mr. Pottruck had previously served as co-CEO with founder Charles R. Schwab, who remains Chairman of the Board. The Company also announced that on January 30, 2003, the Company's Board approved amendments to the Company's bylaws, effective May 9, 2003, which specify the roles of the Company's Chairman of the Board, Chief Executive Officer, and President.
     On February 3, 2003, the Registrant filed a Current Report on Form 8-K announcing under Item 9 the agreement to sell its British pound sterling brokerage business - Charles Schwab Europe - to Barclays PLC.
     On March 21, 2003, the Registrant filed a Current Report on Form 8-K which included certifications executed by the Chairman of the Board and Co-Chief Executive Officer, President and Co-Chief Executive Officer, and Executive Vice President and Chief Financial Officer in accordance with 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) with respect to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            THE  CHARLES  SCHWAB  CORPORATION
                                                       (Registrant)




Date:  May 13, 2003                           /s/   Christopher V. Dodds
     ----------------                         -----------------------------
                                                   Christopher V. Dodds
                                               Executive Vice President and
                                                  Chief Financial Officer

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




Date: May 13, 2003                         /s/ David S. Pottruck
     ---------------                       -------------------------------------
                                           David S. Pottruck
                                           President and Chief Executive Officer

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




Date: May 13, 2003          /s/ Christopher V. Dodds
     ---------------        ----------------------------------------------------
                            Christopher V. Dodds
                            Executive Vice President and Chief Financial Officer