Form 10-Q
period 2003-06-30
SCHWAB CHARLES CORP
filed 2003-08-12
CIK 316709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2003       Commission file number 1-9700



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

               1,354,355,086 shares of $.01 par value Common Stock
                          Outstanding on July 31, 2003

                         THE CHARLES SCHWAB CORPORATION

                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 2003

                                      Index

                                                                         Page
                                                                         ----
Part I - Financial Information

  Item 1. Condensed Consolidated Financial Statements:

              Statement of Income                                          1
              Balance Sheet                                                2
              Statement of Cash Flows                                      3
              Notes                                                      4 - 11

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           12 - 28

  Item 3. Quantitative and Qualitative Disclosures About Market Risk    28 - 31

  Item 4. Controls and Procedures                                         31

Part II - Other Information

  Item 1. Legal Proceedings                                               31

  Item 2. Changes in Securities and Use of Proceeds                       31

  Item 3. Defaults Upon Senior Securities                                 31

  Item 4. Submission of Matters to a Vote of Security Holders             32

  Item 5. Other Information                                               32

  Item 6. Exhibits and Reports on Form 8-K                                33

Signature                                                                 34


                                                   Part I - FINANCIAL INFORMATION
                                         Item 1. Condensed Consolidated Financial Statements


                                                   THE CHARLES SCHWAB CORPORATION

                                             Condensed Consolidated Statement of Income
                                               (In millions, except per share amounts)
                                                             (Unaudited)

                                                                                  Three Months Ended            Six Months Ended
                                                                                       June 30,                     June 30,
                                                                                   2003         2002           2003         2002
------------------------------------------------------------------------------------------------------------------------------------
Revenues
   Asset management and administration fees                                      $  445       $  444         $  873       $  885
   Commissions                                                                      313          290            553          588
   Interest revenue                                                                 244          303            483          612
   Interest expense                                                                 (64)         (90)          (128)        (181)
                                                                                 -------      -------        -------      -------
     Net interest revenue                                                           180          213            355          431
   Principal transactions                                                            43           49             76          100
   Other                                                                             37           41             61           81
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                                        1,018        1,037          1,918        2,085
------------------------------------------------------------------------------------------------------------------------------------

Expenses Excluding Interest
   Compensation and benefits                                                        449          462            866          925
   Other compensation - merger retention programs                                     -            8              -           22
   Occupancy and equipment                                                          111          114            222          229
   Depreciation and amortization                                                     71           80            147          162
   Communications                                                                    58           63            118          133
   Advertising and market development                                                21           51             69          103
   Professional services                                                             44           46             81           93
   Commissions, clearance and floor brokerage                                        20           17             33           34
   Restructuring charges                                                             24            3             24           29
   Impairment charges                                                                 -            -              5            -
   Other                                                                             38           32             74           58
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                                          836          876          1,639        1,788
------------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations before taxes on income and extraordinary gain     182          161            279          297
Taxes on income                                                                     (56)         (60)           (79)        (110)
------------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations before extraordinary gain                         126          101            200          187
Loss from discontinued operations, net of tax benefit                                 -           (3)            (3)          (7)
Extraordinary gain on sale of corporate trust business, net of tax expense            -            -              -           12
------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                       $  126       $   98         $  197       $  192
====================================================================================================================================
Weighted-Average Common Shares Outstanding - Diluted                              1,360        1,385          1,358        1,387
====================================================================================================================================
Earnings Per Share - Basic
   Income from continuing operations before extraordinary gain                   $  .10       $  .08         $  .15       $  .14
   Loss from discontinued operations, net of tax benefit                              -       $ (.01)             -       $ (.01)
   Extraordinary gain, net of tax expense                                             -            -              -       $  .01
   Net income                                                                    $  .10       $  .07         $  .15       $  .14

Earnings Per Share - Diluted
   Income from continuing operations before extraordinary gain                   $  .09       $  .08         $  .14       $  .14
   Loss from discontinued operations, net of tax benefit                              -       $ (.01)             -       $ (.01)
   Extraordinary gain, net of tax expense                                             -            -              -       $  .01
   Net income                                                                    $  .09       $  .07         $  .14       $  .14
====================================================================================================================================

Dividends Declared Per Common Share                                              $ .011       $ .011         $ .022       $ .022
====================================================================================================================================

All periods have been adjusted to summarize the impact of The Charles  Schwab  Corporation's  sale of its United  Kingdom  brokerage subsidiary, Charles Schwab Europe, in loss from discontinued operations.

See Notes to Condensed Consolidated Financial Statements.

                                                               - 1 -



                                                   THE CHARLES SCHWAB CORPORATION

                                                Condensed Consolidated Balance Sheet
                                         (In millions, except share and per share amounts)
                                                            (Unaudited)

                                                                                                   June 30,        December 31,
                                                                                                     2003              2002
------------------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                                                      $  2,099         $  3,114
   Cash and investments segregated and on deposit for federal or other regulatory purposes(1) (including resale agreements of $18,574 in 2003
       and $16,111 in 2002)                                                                         22,633           21,005
   Securities owned - at market value (including securities pledged of $314
       in 2003 and $337 in 2002)                                                                     2,317            1,716
   Receivables from brokers, dealers and clearing organizations                                        302              222
   Receivables from brokerage clients - net                                                          7,023            6,845
   Loans to banking clients - net                                                                    4,967            4,555
   Loans held for sale                                                                                 100                -
   Equipment, office facilities and property - net                                                   1,011              868
   Goodwill - net                                                                                      604              603
   Other assets                                                                                        780              777
------------------------------------------------------------------------------------------------------------------------------------

       Total                                                                                      $ 41,836         $ 39,705
====================================================================================================================================

Liabilities and Stockholders' Equity
   Deposits from banking clients                                                                  $  5,229         $  5,231
   Drafts payable                                                                                      223              134
   Payables to brokers, dealers and clearing organizations                                           2,662            1,476
   Payables to brokerage clients                                                                    26,206           26,401
   Accrued expenses and other liabilities                                                            1,212            1,302
   Short-term borrowings                                                                             1,314              508
   Long-term debt                                                                                      811              642
------------------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                            37,657           35,694
------------------------------------------------------------------------------------------------------------------------------------

   Stockholders' equity:
       Preferred stock - 9,940,000 shares authorized; $.01 par value per share;
          none issued                                                                                    -                -
       Common stock - 3 billion shares authorized; $.01 par value per share;
          1,392,091,544 and 1,391,991,180 shares issued in 2003 and 2002, respectively                  14               14
       Additional paid-in capital                                                                    1,737            1,744
       Retained earnings                                                                             2,905            2,769
       Treasury stock - 40,255,433 and 47,195,631 shares in 2003 and 2002,
          respectively, at cost                                                                       (387)            (465)
       Unamortized stock-based compensation                                                            (81)             (33)
       Accumulated other comprehensive loss                                                             (9)             (18)
------------------------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                                 4,179            4,011
------------------------------------------------------------------------------------------------------------------------------------

              Total                                                                               $ 41,836         $ 39,705
====================================================================================================================================

(1)  Amounts included  represent actual balances on deposit,  whereas cash and investments  required to be segregated for federal or other  regulatory  purposes were $22,111 million and $21,252 million at June 30, 2003 and December 31, 2002,  respectively.  On
     July 2, 2003,  the Company  withdrew $93 million of excess  segregated  cash. On January 2, 2003,  the Company  deposited  $655 million into its segregated reserve bank accounts.

See Notes to Condensed Consolidated Financial Statements.

                                                               - 2 -




                                                   THE CHARLES SCHWAB CORPORATION

                                           Condensed Consolidated Statement of Cash Flows
                                                            (In millions)
                                                             (Unaudited)

                                                                                                            Six Months Ended
                                                                                                                June 30,
                                                                                                            2003        2002
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net income                                                                                            $   197     $   192
     Adjustments to reconcile net income to net cash used for operating activities:
        Depreciation and amortization                                                                        147         162
        Impairment charges                                                                                     5           -
        Compensation payable in common stock                                                                  15          13
        Deferred income taxes                                                                                 16          86
        Tax benefit (expense) from stock options exercised and other stock-based compensation                 (6)          4
        Non-cash restructuring charges                                                                         -           3
        Extraordinary gain on sale of corporate trust business, net of tax expense                             -         (12)
        Loss (gain) on sales of subsidiaries                                                                   2          (4)
        Other                                                                                                  -           3
     Originations of loans held for sale                                                                    (183)          -
     Proceeds from sales of loans held for sale                                                               83           -
     Net change in:
        Cash and investments segregated and on deposit for federal or other
          regulatory purposes                                                                             (2,356)         55
        Securities owned (excluding securities available for sale)                                          (197)        (25)
        Receivables from brokers, dealers and clearing organizations                                         (98)        260
        Receivables from brokerage clients                                                                  (182)      1,123
        Other assets                                                                                         (15)       (135)
        Drafts payable                                                                                        89        (173)
        Payables to brokers, dealers and clearing organizations                                            1,210          47
        Payables to brokerage clients                                                                        501      (2,253)
        Accrued expenses and other liabilities                                                               (91)        (63)
------------------------------------------------------------------------------------------------------------------------------------
          Net cash used for operating activities                                                            (863)       (717)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
     Purchases of securities available for sale                                                             (868)     (1,075)
     Proceeds from sales of securities available for sale                                                    159         361
     Proceeds from maturities, calls and mandatory redemptions of securities
        available for sale                                                                                   308         185
     Net increase in loans to banking clients                                                               (413)       (396)
     Proceeds from sale of banking client loans                                                                -         196
     Purchase of equipment, office facilities and property - net                                             (65)        (72)
     Cash payments for business combinations and investments, net of cash received                            (8)          2
     Proceeds from sales of subsidiaries                                                                      53          26
------------------------------------------------------------------------------------------------------------------------------------
          Net cash used for investing activities                                                            (834)       (773)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
     Net decrease in deposits from banking clients                                                            (2)     (1,091)
     Net increase in short-term borrowings                                                                   806         696
     Proceeds from long-term debt                                                                              -         100
     Repayment of long-term debt                                                                             (73)        (82)
     Dividends paid                                                                                          (30)        (30)
     Purchase of treasury stock                                                                              (32)        (31)
     Proceeds from stock options exercised                                                                    13          19
------------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used for) financing activities                                               682        (419)
------------------------------------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                                                     (1,015)     (1,909)
Cash and Cash Equivalents at Beginning of Period                                                           3,114       4,407
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                               $ 2,099     $ 2,498
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

See Notes to Condensed Consolidated Financial Statements.

                                                               - 3 -



                         THE CHARLES SCHWAB CORPORATION

              Notes to Condensed Consolidated Financial Statements
       (Tabular Amounts in Millions, Except Per Share Amounts and Ratios)
                                   (Unaudited)


1. Basis of Presentation

     The Charles Schwab Corporation (CSC) is a financial holding company engaged, through its subsidiaries, in securities brokerage, banking, and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 372 domestic branch offices in 48 states, as well as a branch in the Commonwealth of Puerto Rico. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services with 33 offices in 13 states. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, Schwab Capital Markets L.P. (SCM), a market maker in Nasdaq and other securities providing trade execution services primarily to broker-dealers and institutional clients, CyberTrader, Inc. (CyberTrader), an electronic trading technology and brokerage firm providing services to highly active, online traders, and Charles Schwab Bank, N.A. (Schwab Bank), a retail bank which commenced operations in the second quarter of 2003.
     The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in conformity with generally accepted accounting principles in the U.S. (GAAP). All adjustments were of a normal recurring nature, except as discussed in Note "6 - Discontinued Operations." Certain items in prior periods' financial statements have been reclassified to conform to the 2003 presentation. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report to Stockholders, which is filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2002, and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period.


2. New Accounting Standards

     Financial Accounting Standards Board Interpretation (FIN) No. 45 - Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was issued in November 2002. This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In accordance with FIN No. 45, the Company adopted the disclosure requirements on December 31, 2002 and the recognition requirements on January 1, 2003. The adoption of FIN No. 45 did not have a material impact on the Company's financial position, results of operations, earnings per share (EPS), or cash flows.
     FIN No. 46 - Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 - Consolidated Financial Statements, was issued in January 2003. This interpretation provides new criteria for determining whether a company is required to consolidate (i.e., record the assets and liabilities on the balance sheet) a variable interest entity. Upon adoption of this interpretation in the first quarter of 2003, the Company consolidated a special purpose trust (Trust) that was formed in 2000 to finance the acquisition and renovation of an office building and land. The Trust, through an agent, raised the $245 million needed to acquire and renovate the building and land by issuing long-term debt ($235 million) and raising equity capital ($10 million). Upon adoption, the Company recorded: the building and land at a cost of $245 million, net of accumulated depreciation of $16 million; long-term debt of $235 million; and a net reduction of accrued expenses and other liabilities of $7 million. The cumulative effect of this accounting change was immaterial.
     The building is being depreciated on a straight-line basis over twenty years. The long-term debt consists of a variable-rate note maturing in June 2005. The interest rate on the note was 1.66% at June 30, 2003, and ranged from 1.60% to 1.72% during the quarter, and 1.60% to 1.82% for the first half of 2003. The building and land have been pledged as collateral for the long-term debt. At June 30, 2003, the carrying value of the building and land was $223 million (net of accumulated depreciation of $22 million). Additionally, the Company has guaranteed the debt of the Trust up to a maximum of $202 million. The lender does not have recourse to any other assets of the Company.

     The annual impact of the adoption of FIN No. 46 on the Company's Condensed Consolidated Statement of Income is to cease both amortizing the shortfall of the residual value guarantee and recording rent expense on the lease and to record both the depreciation on the building and the interest expense associated with the debt. The adoption of FIN No. 46 did not have and is not expected to have a material impact on the Company's results of operations, EPS, or cash flows.
     Statement of Financial Accounting Standards (SFAS) No. 149 - Amendment of Statement 133 on Derivative Instruments and Hedging Activities was issued in April 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 also amends certain other existing pronouncements. The Company adopted the provisions of this statement on June 30, 2003. The adoption of this statement did not have and is not expected to have a material impact on the Company's financial position, results of operations, EPS, or cash flows.


3. Stock Incentive Plans

     The Company's stock incentive plans provide for granting options to employees, officers, and directors. Options are granted for the purchase of shares of common stock at an exercise price not less than market value on the date of grant, and expire within ten years from the date of grant. Options generally vest over a four-year period from the date of grant.
     A summary of option activity follows:

--------------------------------------------------------------------------------
                                        2003                      2002
                                  -----------------        -----------------
                                          Weighted-                Weighted-
                                  Number   Average         Number   Average
                                    of    Exercise           of    Exercise
                                  Options   Price          Options   Price
--------------------------------------------------------------------------------
Outstanding at
  beginning of year                156     $15.38           153     $16.20
  Granted:
   Quarter ended March 31            -(1)  $ 9.26             7     $13.15
   Quarter ended June 30             2     $ 8.93             2     $12.12
--------------------------------------------------------------------------------
    Total granted                    2     $ 8.99             9     $12.87
  Exercised                         (2)    $ 5.65            (3)    $ 6.67
  Canceled                         (10)    $18.48            (5)    $20.93
--------------------------------------------------------------------------------
Outstanding
  at June 30                       146     $15.25           154     $16.03
================================================================================
Exercisable
  at June 30                        80     $14.14            63     $12.48
--------------------------------------------------------------------------------
Available for future
  grant at June 30                  40                       45
--------------------------------------------------------------------------------
Weighted-average fair
  value of options granted:
  Quarter ended March 31                   $ 4.34                   $ 6.33
  Quarter ended June 30                    $ 3.96                   $ 5.51
--------------------------------------------------------------------------------
(1)  Less than 500,000 options were granted during the first quarter of 2003.

     The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

--------------------------------------------------------------------------------
                                                      Three Months Ended
                                                  March 31,        June 30,
                                                 -----------     ------------
                                                 2003   2002     2003    2002
--------------------------------------------------------------------------------
Expected dividend yield                          .30%   .30%     .30%    .30%
Expected volatility                               52%    50%      49%     50%
Risk-free interest rate                          2.9%   4.1%     2.6%    4.4%
Expected life (in years)                            5      5        5       5
--------------------------------------------------------------------------------

     The Company applies Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees, and related interpretations, for its stock-based employee compensation plans. Because the Company grants stock option awards at market value, there is no compensation expense recorded, except for restructuring-related expense for modifications of officers' stock options.
     Had compensation expense for the Company's stock option awards been determined based on the Black-Scholes fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123 - Accounting for Stock-Based Compensation, the Company would have recorded additional compensation expense and its net income and EPS would have been reduced to the pro forma amounts presented in the following table:

--------------------------------------------------------------------------------
                                                Three                Six
                                            Months Ended        Months Ended
                                              June 30,            June 30,
                                            2003   2002         2003    2002
--------------------------------------------------------------------------------
Compensation expense for stock
  options (after-tax):
   As reported                              $  -   $  -         $  -    $  2
   Pro forma (1)                            $ 29   $ 38         $ 58    $ 78
--------------------------------------------------------------------------------
Net income:
   As reported                              $126   $ 98         $197    $192
   Pro forma                                $ 97   $ 60         $139    $116
--------------------------------------------------------------------------------
Basic EPS:
   As reported                              $.10   $.07         $.15    $.14
   Pro forma                                $.07   $.04         $.10    $.08
Diluted EPS:
   As reported                              $.09   $.07         $.14    $.14
   Pro forma                                $.07   $.04         $.10    $.08
--------------------------------------------------------------------------------
(1) Includes pro forma compensation expense related to stock options granted in both current and prior periods. Pro forma stock option compensation is amortized on a straight-line basis over the vesting period beginning with the month in which the option was granted.


4. Restructuring

     In 2001, the Company initiated a restructuring plan to reduce operating expenses due to economic uncertainties and difficult market conditions. This restructuring plan was completed in 2002 and included a workforce reduction, a reduction in operating facilities, and the removal of certain systems hardware, software, and equipment from service. Included in these initiatives were costs associated with the withdrawal from certain international operations.
     In the third quarter of 2002, the Company commenced additional restructuring initiatives due to continued difficult market conditions. These initiatives were intended to reduce operating expenses and adjust the Company's organizational structure to improve productivity, enhance efficiency, and increase profitability. The restructuring initiatives were substantially completed in 2002 and primarily included further reductions in the Company's workforce and facilities.
     The Company recorded pre-tax restructuring charges of $24 million in the second quarter of 2003, primarily due to changes in estimates of sublease income associated with previously announced efforts to sublease excess facilities. The Company recorded pre-tax restructuring charges of $3 million and $29 million in the second quarter of 2002 and the first half of 2002, respectively, all of which related to its 2001 restructuring initiatives. The actual costs of the Company's restructuring initiatives could differ from the estimated costs, depending primarily on the Company's ability to sublease properties.
     A summary of the activity in the restructuring reserve related to the Company's 2001 and 2002 restructuring initiatives for the second quarter of 2003 and the six months ended June 30, 2003 is as follows:

--------------------------------------------------------------------------------
Three months ended                        Workforce      Facilities
   June 30, 2003                          Reduction      Reduction      Total
--------------------------------------------------------------------------------
Balance at March 31, 2003                  $  39          $ 214         $ 253
Restructuring charges                          -             24            24
Cash payments                                (12)           (20)          (32)
--------------------------------------------------------------------------------
Balance at June 30, 2003                   $  27 (1)      $ 218 (2)     $ 245
================================================================================

--------------------------------------------------------------------------------
Six months ended                          Workforce      Facilities
   June 30, 2003                          Reduction      Reduction      Total
--------------------------------------------------------------------------------
Balance at December 31, 2002               $  68          $ 227         $ 295
Balance related to discontinued
   operations                                  -             (3)           (3)
Restructuring charges                          -             24            24
Cash payments                                (41)           (30)          (71)
--------------------------------------------------------------------------------
Balance at June 30, 2003                   $  27 (1)      $ 218 (2)     $ 245
================================================================================
(1) Includes $7 million and $20 million related to the Company's 2001 and 2002 restructuring initiatives, respectively. The Company expects to substantially utilize the remaining workforce reduction reserve through cash payments for severance pay and benefits over the respective severance periods through 2004.
(2) Includes $119 million and $99 million related to the Company's 2001 and 2002 restructuring initiatives, respectively. The Company expects to substantially utilize the remaining facilities reduction reserve through cash payments for the net lease expense over the respective lease terms through 2017.


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


6. Discontinued Operations

     On January 31, 2003, the Company sold its United Kingdom (U.K.) brokerage subsidiary, Charles Schwab Europe (CSE), to Barclays PLC (Barclays) and transferred client-related assets of approximately $760 million (consisting primarily of cash and investments segregated and on deposit for federal or other regulatory purposes and receivables from brokers, dealers and clearing organizations) and liabilities of approximately $735 million (consisting primarily of payables to brokerage clients) to Barclays. The results of the operations of CSE, net of income taxes, have been presented as discontinued operations on the Condensed Consolidated Statement of Income. A summary of revenues and pre-tax losses for CSE is as follows:

--------------------------------------------------------------------------------
                                                 Three            Six
                                             Months Ended    Months Ended
                                               June 30,        June 30,
                                             2003   2002     2003    2002
--------------------------------------------------------------------------------
Revenues                                        -   $ 11     $  4    $ 23
Pre-tax losses                                  -   $ (5)    $ (5)   $(11)
--------------------------------------------------------------------------------

     An after-tax loss of $2 million on the sale was recorded in the first quarter of 2003 and included the estimated costs associated with certain CSE obligations that were retained by the Company, principally related to facilities lease and other contracts.
     CSE was included in the Company's restructuring initiatives and recorded pre-tax restructuring charges totaling $15 million and $9 million in 2002 and 2001, respectively. The Company retained certain restructuring-related facility lease obligations following the sale of CSE. The Company's facilities restructuring reserve balance related to CSE, which is net of estimated sublease income, is $12 million at June 30, 2003. This balance represents the December 31, 2002 balance of $3 million and additional charges of $9 million recorded at the date of sale.


7. Business Acquisition and Divestiture

     In June 2003, the Company sold its investment in Aitken Campbell, a market-making joint venture in the U.K., to the Company's joint venture partner, TD Waterhouse Group, Inc. In the first quarter of 2003, the Company recorded an impairment charge of $5 million pre tax to reduce the carrying value of its investment and a deferred income tax benefit of $16 million that was realized following the completion of the sale. The Company's share of Aitken Campbell's historical earnings, which was accounted for under the equity method, has not been material to the Company's results of operations, EPS, or cash flows.
     On June 25, 2003, the Company announced that U.S. Trust has agreed to acquire State Street Corporation's Private Asset Management group (PAM), a provider of wealth management services to clients in the New England area. U.S. Trust will purchase PAM for $365 million to be paid in cash, subject to certain possible adjustments. This transaction is expected to close in the fourth quarter of 2003, contingent on regulatory approvals.


8. Loans to Banking Clients and Related Allowance for Credit Losses

     An analysis of the composition of the loan portfolio is as follows:

--------------------------------------------------------------------------------
                                                 June 30,         December 31,
                                                   2003               2002
--------------------------------------------------------------------------------
Residential real estate mortgages                $3,936             $3,580
Consumer loans                                      614                630
Other                                               442                369
--------------------------------------------------------------------------------
  Total loans                                     4,992              4,579
  Less: allowance for credit losses                 (25)               (24)
--------------------------------------------------------------------------------
Loans to banking clients - net                   $4,967             $4,555
================================================================================

     Included in the loan portfolio are nonaccrual loans totaling $1 million at both June 30, 2003 and December 31, 2002. Nonaccrual loans are considered impaired by the Company, and represent all of the Company's nonperforming assets at both June 30, 2003 and December 31, 2002. For each of the three- and six-month periods ended June 30, 2003 and 2002, the impact of interest revenue which would have been earned on nonaccrual loans versus interest revenue recognized on these loans was not material to the Company's results of operations.
     The amount of loans accruing interest that were contractually 90 days or more past due was immaterial at both June 30, 2003 and December 31, 2002.
     Recoveries and charge-offs related to the allowance for credit losses on the loan portfolio were not material for each of the three- and six-month periods ended June 30, 2003 and 2002.


9. Deposits from Banking Clients

     Deposits from banking clients consist of money market and other savings deposits, noninterest-bearing deposits and certificates of deposit. Deposits from banking clients are as follows:

--------------------------------------------------------------------------------
                                              June 30,             December 31,
                                                2003                   2002
--------------------------------------------------------------------------------
Interest-bearing deposits                    $ 4,685                $ 4,471
Noninterest-bearing deposits                     544                    760
--------------------------------------------------------------------------------
  Total                                      $ 5,229                $ 5,231
================================================================================

     The average rate paid by the Company on its interest-bearing deposits from banking clients was 1.99% and 2.44% for the three-month periods ended June 30, 2003 and 2002, respectively, and 2.04% and 2.37% for the six-month periods ended June 30, 2003 and 2002, respectively.

10. Comprehensive Income

     Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is presented in the following table:

--------------------------------------------------------------------------------
                                                   Three            Six
                                                Months Ended    Months Ended
                                                  June 30,        June 30,
                                                2003   2002     2003    2002
--------------------------------------------------------------------------------

Net income                                      $126   $ 98     $197    $192
Other comprehensive income (loss):
   Net gain (loss) on cash flow
     hedging instruments                           3     (8)       6      (2)
   Foreign currency translation
     adjustment                                    -      6        5       6
   Change in net unrealized gain (loss)
     on securities available for sale             (1)    14       (2)      7
--------------------------------------------------------------------------------
Total comprehensive income,
   net of tax                                   $128   $110     $206    $203
================================================================================


11. Earnings Per Share

     Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. EPS under the basic and diluted computations are presented in the following table:

--------------------------------------------------------------------------------
                                            Three                  Six
                                         Months Ended          Months Ended
                                           June 30,              June 30,
                                         2003    2002          2003    2002
--------------------------------------------------------------------------------
Net income                              $ 126   $  98         $ 197   $ 192
--------------------------------------------------------------------------------
Weighted-average common
   shares outstanding - basic           1,340   1,367         1,341   1,366
Common stock equivalent shares
   related to stock incentive plans        20      18            17      21
--------------------------------------------------------------------------------
Weighted-average common
   shares outstanding - diluted         1,360   1,385         1,358   1,387
================================================================================
Basic EPS:
Income from continuing operations
   before extraordinary gain            $ .10   $ .08         $ .15   $ .14
Loss from discontinued operations,
   net of tax benefit                       -   $(.01)            -   $(.01)
Extraordinary gain, net of tax expense      -       -             -   $ .01
Net income                              $ .10   $ .07         $ .15   $ .14
--------------------------------------------------------------------------------
Diluted EPS:
Income from continuing operations
   before extraordinary gain            $ .09   $ .08         $ .14   $ .14
Loss from discontinued operations,
   net of tax benefit                       -   $(.01)            -   $(.01)
Extraordinary gain, net of tax expense      -       -             -   $ .01
Net income                              $ .09   $ .07         $ .14   $ .14
--------------------------------------------------------------------------------

     The computation of diluted EPS for the six months ended June 30, 2003 and 2002, respectively, excludes outstanding stock options to purchase 114 million and 102 million shares, respectively, because the exercise prices for those options were greater than the average market price of the common shares, and therefore the effect would be antidilutive.


12. Regulatory Requirements

     CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended (the Act).
     Under the Act, the Federal Reserve Board has established consolidated capital requirements for bank holding companies. The regulatory capital and ratios of the Company, U.S. Trust, United States Trust Company of New York (U.S. Trust NY), and Schwab Bank are presented in the following table:

--------------------------------------------------------------------------------
                                      2003                      2002
                                ----------------         -----------------
June 30,                         Amount Ratio(1)           Amount Ratio(1)
--------------------------------------------------------------------------------
Tier 1 Capital:
  Company                       $ 3,648    24.8%          $ 3,781    22.7%
  U.S. Trust                    $   627    16.3%          $   606    17.1%
  U.S. Trust NY                 $   358    11.2%          $   379    13.3%
  Schwab Bank (2)               $   273   123.9%                -        -
Total Capital:
  Company                       $ 3,676    25.0%          $ 3,807    22.8%
  U.S. Trust                    $   652    16.9%          $   629    17.7%
  U.S. Trust NY                 $   380    11.9%          $   399    14.0%
  Schwab Bank (2)               $   273   123.9%                -        -
Tier 1 Leverage:
  Company                       $ 3,648     9.1%          $ 3,781    10.2%
  U.S. Trust                    $   627     8.9%          $   606     9.3%
  U.S. Trust NY                 $   358     6.3%          $   379     7.4%
  Schwab Bank (2)               $   273    61.0%                -        -
--------------------------------------------------------------------------------
(1) Minimum tier 1 capital, total capital, and tier 1 leverage ratios are 4%, 8%, and 3%-5%, respectively, for bank holding companies and banks. Additionally, Schwab Bank is subject to a minimum tier 1 leverage ratio of 8% for its first three years of operations. Well-capitalized tier 1 capital, total capital, and tier 1 leverage ratios are 6%, 10%, and 5%, respectively. Each of CSC's other depository institution subsidiaries exceed the well-capitalized standards set forth by the banking regulatory authorities.
(2) Schwab Bank commenced operations in the second quarter of 2003. Therefore, Schwab Bank regulatory capital and ratios are not presented for 2002.

     Based on their respective regulatory capital ratios at June 30, 2003 and 2002, the Company, U.S. Trust, and U.S. Trust NY are considered well capitalized (the highest category). Additionally, based on its regulatory capital ratios at June 30, 2003, Schwab Bank is also considered well capitalized. There are no conditions or events that management believes have changed the Company's, U.S. Trust's, U.S. Trust NY's or Schwab Bank's well-capitalized status.
     In the first quarter of 2003, the Company implemented a value-at-risk (VAR) model to estimate the risks associated with its inventory portfolios. Since VAR is considered to be a comprehensive measurement tool for estimating market risk, the Federal Reserve Board requires certain bank holding companies to incorporate VAR in determining their Tier 1 Capital and Total Capital ratios. The implementation of VAR had the effect of increasing both the Company's Tier 1 Capital and Total Capital ratios by .7% at June 30, 2003.
     Schwab and SCM are subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule). Schwab and SCM compute net capital under the alternative method permitted by this Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. The minimum dollar requirement for both Schwab and SCM is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement. At June 30, 2003, Schwab's net capital was $1.3 billion (18% of aggregate debit balances), which was $1.1 billion in excess of its minimum required net capital and $896 million in excess of 5% of aggregate debit balances. At June 30, 2003, SCM's net capital was $91 million, which was $90 million in excess of its minimum required net capital.
     On May 13, 2003, the Federal Reserve Board and the Superintendent of Banks of the State of New York terminated a cease and desist order issued in 2001 (the 2001 order) against USTC and U.S. Trust NY (collectively, USTC/USTNY) for alleged violations of various reporting and recordkeeping requirements. The 2001 order had required USTC/USTNY to take a number of steps to review and improve its risk management processes and systems with respect to the Bank Secrecy Act and banking and securities laws. The termination of the 2001 order represents the successful completion of USTC/USTNY's remediation efforts under the 2001 order.


13.      Commitments and Contingent Liabilities

     Guarantees: The Company provides certain indemnifications (i.e., protection against damage or loss) to counterparties in connection with the disposition of certain of its assets. These indemnification agreements have various expiration dates and the Company's liability under these agreements is generally limited to certain maximum amounts. The Company, however, remains subject to certain uncapped potential liabilities. During the first half of 2003, the Company entered into two indemnification agreements relating to the sale of its U.K. market-making operation and the sale of its U.K. brokerage subsidiary. These indemnification agreements have various expiration dates through 2010 and a maximum potential liability of approximately $74 million.
     Standby letters of credit (LOCs) are conditional commitments issued by U.S. Trust to guarantee the performance of a client to a third party. At June 30, 2003, U.S. Trust had LOCs outstanding totaling $79 million, which are short-term in nature and generally expire within one year.

     In accordance with FIN No. 45, the Company recognizes, at the inception of a guarantee, a liability for the estimated fair value of the obligation undertaken in issuing the guarantee. The fair values of the obligations relating to LOCs are estimated based on fees charged to enter into similar agreements, considering the creditworthiness of the counterparties. The fair values of the obligations relating to other guarantees are estimated based on transactions for similar guarantees or expected present value measures. The Company does not believe that any material loss related to indemnification agreements, including the uncapped indemnification obligations, or LOCs is likely and therefore at June 30, 2003, the liabilities recorded for these guarantees are immaterial.
     Legal contingencies: The nature of the Company's business subjects it to claims, lawsuits, regulatory examinations, and other proceedings in the ordinary course of business. The results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company's results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company's financial condition, results of operations, and cash flows. However, it is the opinion of management, after consultation with legal counsel, that the ultimate outcome of existing claims and proceedings will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.
     For further discussion of legal proceedings, see Part II - Other Information, Item 1 - Legal Proceedings.


14. Segment Information

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

--------------------------------------------------------------------------------
                                                 Three               Six
                                             Months Ended       Months Ended
                                               June 30,            June 30,
                                            2003     2002       2003     2002
--------------------------------------------------------------------------------
Revenues:
Individual Investor                       $  587   $  586     $1,094   $1,190
Institutional Investor                       205      209        392      421
Capital Markets                               73       66        130      131
U.S. Trust                                   153      176        302      343
--------------------------------------------------------------------------------
  Total                                   $1,018   $1,037     $1,918   $2,085
================================================================================
Adjusted operating income
  (loss) before taxes:
Individual Investor                       $  113   $   66     $  140   $  134
Institutional Investor                        68       59        121      125
Capital Markets                                1        5         (3)      14
U.S. Trust (1)                                24       45         50       80
--------------------------------------------------------------------------------
Adjusted operating income
  before taxes                               206      175        308      353
Excluded items (2)                           (24)     (14)       (29)     (56)
--------------------------------------------------------------------------------
Income from continuing
  operations before taxes on
  income and extraordinary gain              182      161        279      297
Tax expense on income                        (56)     (60)       (79)    (110)
Loss from discontinued operations,
  net of tax benefit (3)                       -       (3)        (3)      (7)
Extraordinary gain on sale of
  corporate trust business,
  net of tax expense                           -        -          -       12
--------------------------------------------------------------------------------
Net Income                                $  126   $   98     $  197   $  192
================================================================================
(1) Excludes an extraordinary pre-tax gain of $22 million for the six months ended June 30, 2002 relating to the sale of U.S. Trust's Corporate Trust business (see note "5 - Sale of Corporate Trust Business").
(2)  Includes   restructuring   charges   of  $24   million   (see   note  "4  -
     Restructuring") for the three and six months ended June 30, 2003. Also includes an impairment charge of $5 million related to the Company's investment in its U.K. market-making operation for the six months ended June 30, 2003 (see note "7 - Business Acquisition and Divestiture"). Includes restructuring charges of $3 million and $29 million for the three and six months ended June 30, 2002, respectively, and acquisition-related charges of $11 million and $27 million for the three and six months ended June 30, 2002, respectively.
(3) Represents the impact of the Company's sale of its U.K. brokerage subsidiary, which was previously included in the Individual Investor segment (see note "6 - Discontinued Operations").

15. Supplemental Cash Flow Information

     Certain information affecting the cash flows of the Company is presented in the following table:
--------------------------------------------------------------------------------
                                                               Six
                                                           Months Ended
                                                             June 30,
                                                         2003       2002
--------------------------------------------------------------------------------
Income taxes paid                                       $  93      $  15
--------------------------------------------------------------------------------
Interest paid:
  Brokerage client cash balances                        $  48      $ 101
  Deposits from banking clients                            44         40
  Long-term debt                                           20         27
  Short-term borrowings                                     8         13
  Other                                                     9          2
--------------------------------------------------------------------------------
Total interest paid                                     $ 129      $ 183
================================================================================
Non-cash investing and financing activities:
  Consolidation of special purpose trust:(1)
   Building and land                                    $ 229          -
   Long-term debt and other liabilities                 $ 228          -
  Common stock and options issued
   for purchase of businesses                           $   4      $   3
--------------------------------------------------------------------------------
(1) Upon adoption of FIN No. 46 in the first quarter of 2003, the Company consolidated a special purpose trust. See note "2 - New Accounting Standards."


16.  Subsequent Event

     On July 22, 2003, the Board of Directors increased the quarterly cash dividend from $.011 per share to $.014 per share, payable August 21, 2003 to stockholders of record August 7, 2003.

                         THE CHARLES SCHWAB CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             Description of Business

     The Company: The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide securities brokerage, banking, and related financial services for 7.7 million active client accounts(a). Client assets in these accounts totaled $844.7 billion at June 30, 2003. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 372 domestic branch offices in 48 states, as well as a branch in the Commonwealth of Puerto Rico. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services with 33 offices in 13 states. Other subsidiaries include Charles Schwab Investment Management, Inc.
(CSIM),  the investment advisor for Schwab's  proprietary  mutual funds,  Schwab
Capital Markets L.P. (SCM), a market maker in Nasdaq and other securities providing trade execution services primarily to broker-dealers and institutional clients, CyberTrader, Inc. (CyberTrader), an electronic trading technology and brokerage firm providing services to highly active, online traders, and Charles Schwab Bank, N.A. (Schwab Bank), a retail bank which commenced operations in the second quarter of 2003.
     The  Company  provides  financial  services to  individuals,  institutional clients, and broker-dealers through four segments - Individual Investor, Institutional Investor, Capital Markets, and U.S. Trust. The Individual Investor segment includes the Company's retail brokerage and banking operations. The Institutional Investor segment provides custodial, trading and support services to independent investment advisors (IAs), serves company 401(k) plan sponsors and third-party administrators, and supports company stock option plans. The Capital Markets segment provides trade execution services in Nasdaq, exchange-listed, and other securities primarily to broker-dealers, including Schwab, and institutional clients. The U.S. Trust segment provides investment, wealth management, custody, fiduciary, and private banking services to individual and institutional clients.

     Business Strategy: The Company's primary strategy is to serve the needs of individual investors either directly or indirectly through intermediaries, IAs, or corporate retirement plan sponsors. The Company's products and services are designed to meet clients' varying investment and financial needs, including help and advice and access to extensive investment research, news and information. The Company's infrastructure and resources are focused on pursuing six strategic priorities:
o providing the spectrum of affluent investors with the advice, relationships, and choices that support their desired investment outcomes;
o delivering the information, technology, service, and pricing needed to remain a leader in serving active traders;
o continuing to provide high-quality service to emerging affluent clients - those with less than $250,000 in assets;
o providing individual investing services through employers, including retirement and option plans as well as personal brokerage accounts;
o offering selected banking services and developing investment products that give clients greater control and understanding of their finances; and
o retaining a strong capital markets business to address investors' financial product and trade execution needs.

     For further discussion of the Company's business strategy, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Description of Business - Business Strategy" in the Company's 2002 Annual Report to Stockholders, which is filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2002. See also Item 1 - Business - Narrative Description of Business - "Products, Services, and Advice Offerings" in the Company's Form 10-K for the year ended December 31, 2002. Significant recent developments relating to certain of these strategic priorities, as well as other significant developments, follow:

     Services for Affluent Investors: The Company's full-service advice and relationship service offering includes Schwab Advisor Network(TM), Schwab Private Client, and Schwab Equity Ratings(TM). The Schwab Advisor Network is a referral program that provides investors who want the assistance of an independent professional with access to approximately 330 participating IAs. Schwab Private Client is a fee-based service designed to help clients who want access to an ongoing, face-to-face advice relationship with a designated Schwab consultant while retaining day-to-day responsibility for their investment decisions. Schwab Equity Ratings provide clients with an objective stock rating system

--------
(a)  Accounts  with  balances or activity  within the  preceding  eight  months.
     Reflects the removal of 192,000 accounts in June 2003 related to the Company's withdrawal from the Employee Stock Purchase Plan business and the transfer of those accounts to other providers.

on more than 3,000 stocks,  assigning each equity a single grade: A, B, C, D, or
F.
     For investors enrolled in Schwab Private Client, the Company introduced Schwab Personal Portfolios(TM). This service combines the benefits of managed accounts - flexible, personalized, tax-sensitive investing by a CSIM portfolio manager - with the stock evaluation capability of Schwab Equity Ratings.
     For self-directed affluent investors, the Company enhanced its Schwab Signature Platinum(R) service by creating the Platinum Benefits Center on the Company's Web site, allowing clients to access specialized Web-casts, as well as tailored research, tools, and information.
     Schwab is focused on enhancing the support services it offers to IAs. IAs provide customized and personalized portfolio management and financial planning services to investors who prefer to delegate their financial management responsibilities to an independent professional. During the second quarter of 2003, the Company enhanced its Advisor WebCenter(TM) website design and maintenance offering to include easier document uploads and a resource center that provides online marketing support.
     On June 25, 2003, the Company announced that U.S. Trust has agreed to acquire State Street Corporation's Private Asset Management group (PAM), a provider of wealth management services to clients in the New England area. U.S. Trust will purchase PAM for $365 million to be paid in cash, subject to certain possible adjustments. PAM had $11.7 billion in assets under management as of June 30, 2003. This transaction is intended to provide U.S. Trust with an immediate presence in an important wealth market, as well as enable the Company to add a full array of private banking capabilities to complement the investment management and fiduciary services already provided by PAM. This transaction is expected to close in the fourth quarter of 2003, contingent on regulatory approvals.

     Services for Active Traders: In the second quarter of 2003, the Company launched the Stock Selection online seminar, which delivers on-demand information via the internet using streaming video and audio. The Company also released a new version of its CyberTrader Pro(R) direct market access software, which includes enhanced charting capabilities, streaming options data, and access to additional trading venues.

     Services for Emerging Affluent Clients: In the second quarter of 2003, the Company completed its Fresh Start program, an offer that included a customized investment plan and all recommended equity rebalancing trades for a $95 fee. Since its introduction in January 2003, the Fresh Start program has generated over 40,000 qualified leads and $3.7 billion in additional assets from new and existing clients. During the second quarter of 2003, the Company also completed the nationwide rollout of its Foundational Consultation service, a for-fee advice interaction specifically designed to provide tailored investment guidance to clients with less than $100,000 in assets. This service complements Schwab's existing Comprehensive Consultation for clients with larger portfolios.

     Corporate Services: In the second quarter of 2003, the Company introduced the Schwab Service Scorecard(TM), an online reporting tool that enables plan sponsors to track and monitor Schwab's client service. Additionally in the second quarter of 2003, the Company introduced the Schwab StockPlanManager(TM), a Web-based system to help stock plan administrators manage their employee plans by providing secure access to employee demographics, grant and exercise information, as well as allowing real-time transfer of data to and from Schwab.

     Banking and Other Financial Products: On April 23, 2003, Schwab Bank received final regulatory approvals and on April 28, 2003 commenced operations as a retail bank. Schwab Bank is focused on providing mortgage, home equity lines of credit, and deposit services to Schwab's existing clients, as well as new clients. Schwab Bank offers its products through a variety of channels, including its branch office in Reno, Nevada, as well as telephone and online channels. Through June 30, 2003, Schwab Bank originated $183 million in first mortgages since its launch and committed to fund almost $900 million more. Currently, substantially all fixed-rate first mortgage loans originated by Schwab Bank are intended for sale, and are classified as held for sale on the Company's Condensed Consolidated Balance Sheet. Additionally, deposits from banking clients at Schwab Bank totaled $424 million at June 30, 2003.

     Capital Markets: In the second quarter of 2003, the Company increased its institutional equities trading capabilities by adding 10 more professionals to a team that now numbers more than 110. Revenues from institutional equities trading were $55 million in the first half of 2003, more than double the revenues for the first half of 2002. Institutional equities trading is an integral part of the Schwab Liquidity Network(TM), a market-making system that pools the orders of the Company's individual investor client base with those of hundreds of broker-dealers and institutional investment firms in a manner designed to offer greater opportunities for the best possible price on most stock trades. The Schwab Liquidity Network traded over 11,000 securities at June 30, 2003, up from about 5,000 securities at its launch in February 2003.

     Other Significant Developments: The Company continued to combine people and technology in the development of its services and products during the second quarter of 2003. The Company introduced a reporting tool on its Web site to allow investors to compare the performance of Schwab Equity Ratings over various rolling time periods. Additionally, the Company introduced the Schwab Small-Cap Equity Fund(TM), a mutual fund designed to help clients participate in the growth potential of small U.S. companies through a single, diversified investment. This fund joins the Schwab Hedged Equity Fund(TM) and the Schwab Core Equity Fund(TM) in utilizing Schwab Equity Ratings to help guide stock selection.

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

                           Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as "believe," "expect," "intend," "plan," "will," "may," and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management's beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company's senior management. These statements relate to, among other things, the Company's ability to achieve its strategic priorities (see Description of Business - Business Strategy), the potential impact of future strategic transactions (see Risk Management), the impact of expense reduction measures on the Company's results of operations (see Financial Overview), anticipated levels of advertising and market development spending (see Expenses Excluding Interest), sources of liquidity and capital (see Liquidity and Capital Resources - Liquidity and - Commitments), the Company's cash position, cash flows, and capital expenditures (see Liquidity and Capital Resources - Cash and Capital Resources), the impact of the Company's trading risk as estimated by a value-at-risk measurement methodology (see Item 3 - Quantitative and Qualitative Disclosures About Market Risk - Financial Instruments Held For Trading Purposes), net interest expense under interest rate swaps (see Item 3 - Quantitative and Qualitative Disclosures About Market Risk - Financial Instruments Held For Purposes Other Than Trading - Interest Rate Swaps), and contingent liabilities (see Part II - Other Information, Item 1 - Legal Proceedings). Achievement of the expressed beliefs, objectives and expectations described in these statements is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed beliefs, objectives and expectations.
     Important factors that may cause such differences are noted in this interim report and include, but are not limited to: the Company's success in building fee-based relationships with its clients; the effect of client trading patterns on Company revenues and earnings; changes in revenues and profit margin due to cyclical securities markets and fluctuations in interest rates; the level and continuing volatility of equity prices; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices, trading volumes, and investor confidence; geopolitical developments affecting the securities markets, the economy, and investor sentiment; the size and number of the Company's insurance claims; and a significant decline in the real estate market, including the

Company's ability to sublease certain properties. Other more general factors that may cause such differences include, but are not limited to: the Company's inability to attract and retain key personnel; the timing and impact of changes in the Company's level of investments in personnel, technology, or advertising; changes in technology; computer system failures and security breaches; evolving legislation, regulation and changing industry practices adversely affecting the Company; adverse results of litigation; the inability to obtain external financing at acceptable rates; the effects of competitors' pricing, product and service decisions; and intensified industry competition and consolidation.

                          Critical Accounting Policies

     Certain of the Company's accounting policies that involve a higher degree of judgment and complexity are discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition - Critical Accounting Policies" in the Company's 2002 Annual Report to Stockholders, which is filed as
Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2002. There have been no material changes to these critical accounting policies during the first six months of 2003.

               Three Months Ended June 30, 2003 Compared To Three
                           Months Ended June 30, 2002

     All references to EPS information in this report reflect diluted earnings per share unless otherwise noted.

FINANCIAL OVERVIEW

     The Company's financial performance in the second quarter of 2003 reflects encouraging developments in both the geopolitical and economic arenas. These developments led to a rebound in securities market returns, with both client asset valuations and trading activity following suit. The Company's trading revenues increased 5% from the second quarter of 2002. The increase in trading revenues was primarily due to higher client trading activity (reflected in commission revenues), partially offset by lower average revenue per equity share traded (reflected in principal transactions revenues).
     Non-trading revenues, which include asset management and administration fees, interest revenue, net of interest expense (referred to as net interest revenue), and other revenues, decreased 5% in the second quarter of 2003 compared to the year-ago level. The decrease in non-trading revenues was primarily due to a 15% decrease in net interest revenue and a 10% decrease in other revenues. Average margin loans to clients in the second quarter of 2003 decreased 26% from year-ago levels, which primarily caused the decline in net interest revenue.
     Total expenses excluding interest during the second quarter of 2003 were $836 million, down 5% from the second quarter of 2002. This decrease occurred in almost all expense categories as a result of the Company's continued expense reduction measures, partially offset by higher restructuring charges.
     On January 31, 2003, the Company sold its United Kingdom (U.K.) brokerage subsidiary, Charles Schwab Europe (CSE), to Barclays PLC (Barclays). The results of CSE's operations have been summarized as loss from discontinued operations, net of tax benefit, on the Condensed Consolidated Statement of Income. The reported loss was $3 million for the second quarter of 2002. The Company's consolidated prior period revenues, expenses, and taxes on income have been adjusted to reflect this presentation. For further information, see note "6 - Discontinued Operations" in the Notes to Condensed Consolidated Financial Statements.
     Income from continuing operations before taxes on income and extraordinary gain was $182 million for the second quarter of 2003, up 13% from the second quarter of 2002. This increase was primarily due to the combination of factors discussed separately above - declines in almost all expense categories, partially offset by lower revenues and higher restructuring charges. Net income for the second quarter of 2003 was $126 million, or $.09 per share, up 29% from $98 million, or $.07 per share, for the second quarter of 2002. This increase was primarily due to higher income from continuing operations before taxes on income and extraordinary gain as discussed above. The Company's after-tax profit margin for the second quarter of 2003 was 12.3%, up from 9.5% for the second quarter of 2002. The annualized return on stockholders' equity for the second quarter of 2003 was 12%, up from 9% for the second quarter of 2002.
     In the second quarter of 2003, net income of $126 million included the following items which in total had the effect of decreasing after-tax income by $4 million: $15 million of restructuring charges and an $11 million tax benefit associated with the Company's merger with U.S. Trust. In the second quarter of 2002, net income of $98 million included the following items which in total had the effect of decreasing after-tax income by $11 million: a $3 million loss from discontinued operations, $2 million of restructuring charges, and $6 million of acquisition-related charges.

Segment Information: In evaluating the financial performance of the Company's segments, management uses adjusted operating income, a non-generally accepted accounting principles (non-GAAP) income measure which excludes the items described in the preceding paragraph. Management believes that adjusted operating income is a useful indicator of the ongoing financial performance of the Company's segments, and a tool that can provide meaningful insight into financial performance without the effects of certain material items that are not expected to be an ongoing part of operations. As detailed in note "14 - Segment Information" in the Notes to Condensed Consolidated Financial Statements, adjusted operating income before taxes was $206 million for the second quarter of 2003, up $31 million, or 18%, from the second quarter of 2002 primarily due to increases of $47 million, or 71%, in the Individual Investor segment and $9 million, or 15%, in the Institutional Investor segment, partially offset by decreases of $4 million, or 80%, in the Capital Markets segment, and $21 million, or 47%, in the U.S. Trust segment. The increases in the Individual Investor and Institutional Investor segments were primarily due to lower expenses as a result of the Company's expense reduction measures. The decrease in the U.S. Trust segment was primarily due to lower average client assets. The decrease in the Capital Markets segment was primarily due to expense growth which exceeded revenue growth.

Restructuring: In 2001, the Company initiated a restructuring plan to reduce operating expenses due to economic uncertainties and difficult market conditions. The restructuring plan was completed in 2002 and included a workforce reduction, a reduction in operating facilities, and the removal of certain systems hardware, software, and equipment from service. Included in these initiatives were costs associated with the withdrawal from certain international operations.
     In the third quarter of 2002, the Company commenced additional restructuring initiatives due to continued difficult market conditions. These initiatives were intended to reduce operating expenses and adjust the Company's organizational structure to improve productivity, enhance efficiency, and increase profitability. These restructuring initiatives were substantially completed in 2002 and primarily included further reductions in the Company's workforce and facilities.
     The Company recorded pre-tax restructuring charges of $24 million in the second quarter of 2003, primarily due to changes in estimates of sublease income associated with previously announced efforts to sublease excess facilities. The Company recorded pre-tax restructuring charges of $3 million in the second quarter of 2002.
     As of June 30, 2003, the remaining facilities restructuring reserve of $218 million related to the Company's 2001 and 2002 restructuring initiatives is net of estimated future sublease income of approximately $340 million. This estimated future sublease income amount is determined based upon a number of factors, including current and expected commercial real estate lease rates in the respective properties' real estate markets, and estimated vacancy periods prior to execution of tenant subleases. At June 30, 2003, approximately 45% of the total square footage targeted for sublease under the 2001 and 2002 restructuring initiatives has been subleased, up from approximately 25% at December 31, 2002.
     The Company continues to evaluate its workforce and facilities requirements in response to the market environment and the 2002 restructuring initiatives which resulted in the consolidation of several support functions. The Company expects to record approximately $35 million to $50 million in pre-tax restructuring charges in the second half of 2003, encompassing mandatory staff reductions of approximately 250 employees, as well as the consolidation of certain facilities, including certain Schwab domestic branch offices. The Company also expects that selective hiring in certain areas will offset some of the mandatory staff reductions.
     For further information on the Company's restructuring initiatives, see note "4 - Restructuring" in the Notes to Condensed Consolidated Financial Statements.

REVENUES

     Revenues decreased by $19 million, or 2%, to $1.0 billion in the second quarter of 2003 compared to the second quarter of 2002, primarily due to a $33 million, or 15%, decrease in net interest revenue, a $6 million, or 12%, decrease in principal transaction revenues, and a $4 million, or 10%, decrease in other revenues, partially offset by a $23 million, or 8%, increase in commission revenues. The Company's non-trading revenues represented 65% of total revenues for the second quarter of 2003, as compared to 67% for the second quarter of 2002 as shown in the following table:

--------------------------------------------------------------------------------
                                                                  Three Months
                                                                     Ended
                                                                    June 30,
Composition of Revenues                                          2003     2002
--------------------------------------------------------------------------------
Asset management and administration fees                          44%      43%
Net interest revenue                                              18       21
Other                                                              3        3
--------------------------------------------------------------------------------
   Total non-trading revenues                                     65       67
--------------------------------------------------------------------------------
Commissions                                                       31       28
Principal transactions                                             4        5
--------------------------------------------------------------------------------
   Total trading revenues                                         35       33
--------------------------------------------------------------------------------
Total                                                            100%     100%
================================================================================

     While the Individual Investor and Institutional Investor segments generate both trading and non-trading revenues, the Capital Markets segment generates primarily trading revenues and the U.S. Trust segment generates primarily non-trading revenues. The $19 million decrease in revenues from the second quarter of 2002 was due to decreases in revenues of $4 million, or 2%, in the Institutional Investor segment and $23 million, or 13%, in the U.S. Trust segment, partially offset by increases in revenues of $1 million in the Individual Investor segment and $7 million, or 11%, in the Capital Markets segment. See note "14 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.

Asset Management and Administration Fees

     Asset management and administration fees include mutual fund service fees, as well as fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for recordkeeping and shareholder services provided to third-party funds, and for transfer agent services, shareholder services, administration, and investment management provided to its proprietary funds. These fees are based upon the daily balances of client assets invested in third-party funds and upon the average daily net assets of the Company's proprietary funds. Mutual fund service fees are earned through the Individual Investor, Institutional Investor, and U.S. Trust segments. The Company also earns asset management and administration fees for financial services, including investment management and consulting, trust and fiduciary services, custody services, financial and estate planning, and private banking services, provided to individual and institutional clients. These fees are primarily based on the value and composition of assets under management and are earned through the U.S. Trust, Individual Investor, and Institutional Investor segments.
     Asset management and administration fees were $445 million for the second quarter of 2003, up $1 million from the second quarter of 2002, as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                        Three Months
                                                           Ended
                                                          June 30,     Percent
Asset Management and Administration Fees                2003    2002   Change
--------------------------------------------------------------------------------
Mutual fund service fees:
   Proprietary funds
     (SchwabFunds(R) and Excelsior(R))                  $223    $217      3%
   Mutual Fund OneSource(R)                               65      72    (10)
   Other                                                  13      10     30
Asset management and related services                    144     145     (1)
--------------------------------------------------------------------------------
   Total                                                $445    $444      -
================================================================================

     Assets in client accounts were $844.7 billion at June 30, 2003, an increase of $47.7 billion, or 6%, from a year ago as shown in the following table. This increase from a year ago included net new client assets of $41.4 billion and net market gains of $6.3 billion related to client accounts.

--------------------------------------------------------------------------------
Change in Client Assets and Accounts
   (In billions, at quarter end,                         June 30,      Percent
   except as noted)                                   2003      2002   Change
--------------------------------------------------------------------------------
Assets in client accounts
   Schwab One(R), other cash
     equivalents and deposits
     from banking clients                           $ 30.2    $ 28.6      6%
   Proprietary funds (SchwabFunds(R)
     and Excelsior(R)):
       Money market funds                            126.8     126.7      -
       Equity and bond funds                          31.2      30.9      1
--------------------------------------------------------------------------------
         Total proprietary funds                     158.0     157.6      -
--------------------------------------------------------------------------------
   Mutual Fund Marketplace(R) (1):
     Mutual Fund OneSource(R)                         85.0      81.6      4
     Mutual fund clearing services                    24.5      21.9     12
     All other                                        84.6      75.9     11
--------------------------------------------------------------------------------
         Total Mutual Fund Marketplace               194.1     179.4      8
--------------------------------------------------------------------------------
           Total mutual fund assets                  352.1     337.0      4
--------------------------------------------------------------------------------
   Equity and other securities (1)                   338.2     323.3      5
   Fixed income securities (2)                       131.1     116.5     13
   Margin loans outstanding                           (6.9)     (8.4)   (18)
--------------------------------------------------------------------------------
     Total client assets                            $844.7    $797.0      6%
================================================================================
Net change in assets
   in client accounts
   (for the quarter ended)
     Net new client assets                          $  6.5    $ 11.5
     Net market gains (losses)                        75.6     (72.2)
---------------------------------------------------------------------
   Net growth (decline)                             $ 82.1    $(60.7)
=====================================================================
New client accounts
   (in thousands, for the
   quarter ended)                                    151.9     224.6    (32%)
Active client accounts
   (in millions) (3)                                   7.7       8.0     (4%)
--------------------------------------------------------------------------------
Active online Schwab client
   accounts (in millions) (4)                          4.1       4.3     (5%)
Online Schwab client assets                         $328.6    $308.2      7%
--------------------------------------------------------------------------------
(1)  Excludes all proprietary money market, equity, and bond funds.
(2) Includes $21.8 billion and $19.2 billion at June 30, 2003 and 2002, respectively, of certain other securities serviced by Schwab's fixed income division, including exchange-traded unit investment trusts, real estate investment trusts, and corporate debt.
(3) Active client accounts are defined as accounts with balances or activity within the preceding eight months. Reflects the removal of 192,000 accounts in June 2003 related to the Company's withdrawal from the Employee Stock Purchase Plan business and the transfer of those accounts to other providers.
(4) Active online accounts are defined as all active individual and U.S. dollar-based international accounts within a household that has had at
     least  one  online  session   within  the  past  twelve  months.   Excludes
     independent investment advisor accounts and U.S. Trust accounts.

Commissions

     The Company earns revenues by executing client trades primarily through the Individual Investor and Institutional Investor segments, as well as the Capital Markets segment. These revenues are affected by the number of client accounts that trade, the average number of revenue-generating trades per account, and the average revenue earned per revenue trade. As shown in the following table (in millions), commission revenues for the Company were $313 million for the second quarter of 2003, up $23 million, or 8%, from the second quarter of 2002. This increase was primarily due to higher daily average trades, partially offset by lower revenue per revenue trade.

--------------------------------------------------------------------------------
                                                  Three Months
                                                     Ended
                                                    June 30,        Percent
Commissions                                       2003     2002     Change
--------------------------------------------------------------------------------
Exchange-listed securities                       $ 106    $ 114       (7%)
Nasdaq and other securities                        156      128       22
Mutual funds                                        27       27        -
Options                                             24       21       14
--------------------------------------------------------------------------------
   Total                                         $ 313    $ 290        8%
================================================================================

     Total commission revenues include $18 million in the second quarter of 2003 and $16 million in the second quarter of 2002 related to certain securities serviced by Schwab's fixed income division, including exchange-traded unit investment trusts, real estate investment trusts, and corporate debt. Schwab's fixed income division also generates principal transaction revenues. Additionally, commission revenues include $27 million in the second quarter of 2003 and $10 million in the second quarter of 2002 related to Schwab's institutional trading business. Schwab's institutional trading business also generates principal transaction revenues, as well as other revenues.
     The Company's client trading activity is shown in the following table (in thousands):

--------------------------------------------------------------------------------
                                                  Three Months
                                                     Ended
                                                    June 30,        Percent
Daily Average Trades                              2003     2002     Change
--------------------------------------------------------------------------------
Revenue Trades (1)
   Online                                        121.1    107.8       12%
   TeleBroker(R) and Schwab by Phone(TM)           4.9      5.7      (14)
   Regional client telephone service
     centers, branch offices, and other           15.0     15.6       (4)
--------------------------------------------------------------------------------
   Total                                         141.0    129.1        9%
================================================================================
Mutual Fund OneSource(R) and
   Other Asset-Based Trades
   Online                                         51.3     46.6       10%
   TeleBroker and Schwab by Phone                   .4       .4        -
   Regional client telephone service
     centers, branch offices, and other            5.4     10.5      (49)
--------------------------------------------------------------------------------
   Total                                          57.1     57.5       (1%)
================================================================================
Total Daily Average Trades
   Online                                        172.4    154.4       12%
   TeleBroker and Schwab by Phone                  5.3      6.1      (13)
   Regional client telephone service
     centers, branch offices, and other           20.4     26.1      (22)
--------------------------------------------------------------------------------
   Total                                         198.1    186.6        6%
================================================================================
(1) Includes all client trades (both individuals and institutions) that generate either commission revenue or revenue from principal markups (i.e., fixed income).

     As shown in the following table, the total number of client revenue trades executed by the Company has increased 8% as the trading activity per account that traded has increased, partially offset by a decrease in the number of client accounts that traded during the quarter.

--------------------------------------------------------------------------------
                                                  Three Months
                                                      Ended
                                                     June 30,       Percent
Trading Activity                                  2003     2002     Change
--------------------------------------------------------------------------------
Total revenue trades
   (in thousands) (1)                            8,883    8,253        8%
Accounts that traded during
   the quarter (in thousands)                    1,222    1,345       (9)
Average revenue trades
   per account that traded                         7.3      6.1       20
Trading frequency proxy (2)                        3.9      3.6        8
Number of trading days                              63       64       (2)
Average revenue earned
   per revenue trade                            $37.73   $38.02       (1)
--------------------------------------------------------------------------------
(1) Includes all client trades (both individuals and institutions) that generate either commission revenue or revenue from principal markups (i.e., fixed income).
(2)  Represents annualized revenue trades per $100,000 in total client assets.


Net Interest Revenue

     Net interest revenue is the difference between interest earned on assets (mainly margin loans to clients, investments of segregated client cash balances, loans to banking clients, and securities available for sale) and interest paid on liabilities (mainly brokerage client cash balances and deposits from banking clients). Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and hedging strategies.
     Substantially all of the Company's net interest revenue is earned through the Individual Investor, Institutional Investor, and U.S. Trust segments.
     Net interest revenue was $180 million for the second quarter of 2003, down $33 million, or 15%, from the second quarter of 2002 as shown in the following table (in millions):
--------------------------------------------------------------------------------
                                                  Three Months
                                                      Ended
                                                     June 30,       Percent
                                                  2003     2002     Change
--------------------------------------------------------------------------------
Interest Revenue
Margin loans to clients                          $  84    $ 128      (34%)
Investments, client-related                         76       82       (7)
Loans to banking clients                            56       59       (5)
Securities available for sale                       19       22      (14)
Other                                                9       12      (25)
--------------------------------------------------------------------------------
   Total                                           244      303      (19)
--------------------------------------------------------------------------------
Interest Expense
Brokerage client cash balances                      24       43      (44)
Deposits from banking clients                       22       23       (4)
Long-term debt                                       9       14      (36)
Short-term borrowings                                4        7      (43)
Other                                                5        3       67
--------------------------------------------------------------------------------
   Total                                            64       90      (29)
--------------------------------------------------------------------------------
Net interest revenue                             $ 180    $ 213      (15%)
================================================================================

     Client-related daily average balances, interest rates, and average net interest spread for the second quarters of 2003 and 2002 are summarized in the following table (dollars in millions):

--------------------------------------------------------------------------------
                                                        Three Months Ended
                                                              June 30,
                                                          2003       2002
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Investments (client-related):
  Average balance outstanding                         $ 22,108   $ 16,763
  Average interest rate                                  1.38%      1.97%
Margin loans to clients:
  Average balance outstanding                         $  6,581   $  8,910
  Average interest rate                                  5.11%      5.78%
Loans to banking clients:
  Average balance outstanding                         $  4,747   $  4,126
  Average interest rate                                  4.74%      5.70%
Securities available for sale:
  Average balance outstanding                         $  1,668   $  1,668
  Average interest rate                                  4.47%      5.11%
Average yield on interest-earning assets                 2.68%      3.70%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                         $ 23,039   $ 22,287
  Average interest rate                                   .40%       .78%
Interest-bearing banking deposits:
  Average balance outstanding                         $  4,639   $  3,731
  Average interest rate                                  1.99%      2.44%
Other interest-bearing sources:
  Average balance outstanding                         $  2,668   $  1,073
  Average interest rate                                  1.17%      2.27%
Average noninterest-bearing portion                   $  4,758   $  4,376
Average interest rate on funding sources                  .61%       .92%
Summary:
  Average yield on interest-earning assets               2.68%      3.70%
  Average interest rate on funding sources                .61%       .92%
--------------------------------------------------------------------------------
Average net interest spread                              2.07%      2.78%
================================================================================

     The decrease in net interest revenue from the second quarter of 2002 was primarily due to lower levels of, and lower rates received on, margin loans to clients, as well as lower rates received on client-related investments, partially offset by lower rates paid on brokerage client cash balances and higher average balances of client-related investments.

Principal Transactions

     Principal transaction revenues are primarily comprised of revenues from client fixed income securities trading activity, which are included in the Capital Markets, Individual Investor, and Institutional Investor segments, and net gains from market-making activities in Nasdaq and other equity securities, which are included in the Capital Markets segment. Factors that influence principal transaction revenues include the volume of client trades, market price volatility, average revenue per equity share traded, and changes in regulations and industry practices.
     Principal transaction revenues were $43 million for the second quarter of 2003, down $6 million, or 12%, from the second quarter of 2002, as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                  Three Months
                                                      Ended
                                                     June 30,       Percent
Principal Transactions                            2003     2002     Change
--------------------------------------------------------------------------------
Fixed income securities                           $ 24     $ 25        (4%)
Nasdaq and other equity securities                  19       21       (10)
Other                                                -        3      (100)
--------------------------------------------------------------------------------
   Total (1)                                      $ 43     $ 49       (12%)
================================================================================
(1) Includes $3 million in the second quarter of 2003 and $4 million in the second quarter of 2002 related to Schwab's institutional trading business.

     The decrease in principal transaction revenues was primarily due to lower average revenue per equity share traded, partially offset by higher equity share volume handled by SCM as a result of increased institutional trading activity.

Other Revenues

     Other revenues include fees for services (such as order handling fees), account service fees, net gains and losses on certain investments, and software maintenance fees. Other revenues are earned primarily through the Individual Investor, Institutional Investor, and U.S. Trust segments. These revenues were $37 million for the second quarter of 2003, down $4 million, or 10%, from the second quarter of 2002. This decrease was primarily due to proceeds from the settlement of a lawsuit in 2002.

EXPENSES EXCLUDING INTEREST

     Total expenses excluding interest for the second quarter of 2003 was $836 million, down $40 million, or 5%, from the second quarter of 2002, primarily due to decreases in almost all expense categories as a result of the Company's continued expense reduction measures, partially offset by higher restructuring charges.
     Compensation and benefits expense was $449 million for the second quarter of 2003, down $13 million, or 3%, from the second quarter of 2002 primarily due to a reduction in full-time equivalent employees and lower levels of employee benefits, partially offset by higher levels of incentive compensation and discretionary bonuses to employees.

     The following table shows a comparison of certain compensation and benefits components and employee data (dollars in millions, except as noted):

--------------------------------------------------------------------------------
                                                  Three Months
                                                      Ended
                                                     June 30,       Percent
Compensation and Benefits                         2003     2002     Change
--------------------------------------------------------------------------------
Salaries and wages                               $ 299    $ 321        (7%)
Incentive and variable compensation                 86       67        28
Employee benefits and other                         64       74       (14)
--------------------------------------------------------------------------------
   Total                                         $ 449    $ 462        (3%)
================================================================================
Compensation and benefits expense as a
   % of total revenues                             44%      45%
Incentive and variable compensation as a
   % of compensation and benefits expense          19%      15%
Compensation for temporary employees,
   contractors and overtime hours as a
   % of compensation and benefits expense           6%       6%
Full-time equivalent employees
   (at end of quarter, in thousands) (1)          16.1     19.1       (16%)
Revenues per average full-time equivalent
   employee (in thousands)                       $62.6    $54.5        15%
--------------------------------------------------------------------------------
(1) Includes full-time, part-time and temporary employees, and persons employed on a contract basis.

     Employee benefits and other expenses decreased by $10 million, or 14%, from the second quarter of 2002 primarily due to the continued suspension of the Company's 401(k) employer contribution, which began in the first quarter of 2003, as well as a reduction in full-time equivalent employees.
     Advertising and market development expense was $21 million for the second quarter of 2003, down $30 million, or 59%, from the second quarter of 2002. The decrease was primarily due to reductions, as part of the Company's expense reduction measures, in brand-focused television and other media spending. Management anticipates that advertising and market development spending will increase by approximately 40% in the third quarter of 2003 from the second quarter of 2003.
     The Company's effective income tax expense rate was 30.8% for the second quarter of 2003, down from 37.2% for the second quarter of 2002. The decrease was primarily due to a tax benefit in the second quarter of 2003 related to the Company's merger with U.S. Trust.

                 Six Months Ended June 30, 2003 Compared To Six
                           Months Ended June 30, 2002


FINANCIAL OVERVIEW

     In spite of the recent rebound in the securities markets, a difficult market environment pressured both client asset valuations and trading activity for most of the first half of 2003. During this period, the Company's trading revenues decreased 9% from the first half of 2002, primarily due to lower client trading activity and lower average revenue per equity share traded in the Capital Markets segment.
     Non-trading revenues decreased 8% in the first half of 2003 compared to the year-ago level. The decrease in non-trading revenues was primarily due to an 18% decrease in net interest revenue and a 25% decrease in other revenue. Average margin loans to clients in the first half of 2003 decreased 29% from year-ago levels, which primarily caused the decline in net interest revenue.
     Total expenses excluding interest during the first half of 2003 were $1.6 billion, down 8% from $1.8 billion during the first half of 2002. This decrease occurred in almost all expense categories as a result of the Company's continued expense reduction measures.
     The reported loss from discontinued operations related to the Company's sale of its U.K. brokerage subsidiary was $3 million for the first half of 2003, compared to $7 million for the first half of 2002. For further information, see note "6 - Discontinued Operations" in the Notes to Condensed Consolidated Financial Statements.
     In June 2003, the Company sold its investment in Aitken Campbell, a market-making joint venture in the U.K., to the Company's joint venture partner, TD Waterhouse Group, Inc. In the first quarter of 2003, the Company recorded an impairment charge of $5 million pre tax to reduce the carrying value of its investment and an income tax benefit of $16 million. The Company's share of Aitken Campbell's historical earnings, which was accounted for under the equity method, has not been material to the Company's results of operations, EPS, or cash flows.
     Income from continuing operations before taxes on income and extraordinary gain was $279 million for the first half of 2003, down 6% from the first half of 2002. This decrease was primarily due to the combination of factors discussed separately above - lower revenues, partially offset by declines in almost all expense categories. Net income for the first half of 2003 was $197 million, or $.14 per share, up 3% from $192 million, or $.14 per share, for the first half of 2002. The Company's after-tax profit margin for the first half of 2003 was 10.2%, up from 9.2% for the first half of 2002. The annualized return on stockholders' equity for the first half of 2003 was 10%, up from 9% for the first half of 2002.

     In the first half of 2003, net income of $197 million included the following items which in total had the effect of increasing after-tax income by $4 million: a $3 million loss from discontinued operations, $15 million of restructuring charges, a $5 million investment write-down related to the Company's U.K. market-making operation, a $16 million tax benefit associated with the Company's sale of its U.K. market-making operation, and an $11 million tax benefit associated with the Company's merger with U.S. Trust. In the first half of 2002, net income of $192 million included the following items which in total had the effect of decreasing after-tax income by $28 million: a $7 million loss from discontinued operations, a $12 million extraordinary gain on the sale of U.S. Trust's corporate trust business, $17 million of restructuring charges, and $16 million of acquisition-related charges.

Segment Information: As detailed in note "14 - Segment Information" in the Notes to Condensed Consolidated Financial Statements, adjusted operating income was $308 million for the first half of 2003, down $45 million, or 13%, from the first half of 2002 primarily due to decreases of $4 million, or 3%, in the Institutional Investor segment and $30 million, or 38%, in the U.S. Trust segment. Additionally, the Capital Markets segment had a loss before taxes and excluded items of $3 million in the first half of 2003, compared to income before taxes and excluded items of $14 million in the first half of 2002. These decreases were partially offset by an increase of $6 million, or 4%, in the Individual Investor segment. The changes in the Individual and Institutional Investor segments were due to lower client trading activity, offset by lower expenses as a result of the Company's expense reduction measures. The decrease in the Capital Markets segment was due to higher costs. The decrease in the U.S. Trust segment was primarily due to lower average client assets related to declines in market valuations.

Restructuring: The Company recorded pre-tax restructuring charges of $24 million in the first half of 2003, primarily due to changes in estimates of sublease income associated with previously announced efforts to sublease excess facilities. The Company recorded pre-tax restructuring charges of $29 million in the first half of 2002.
     For further information on the Company's restructuring initiatives, see note "4 - Restructuring" in the Notes to Condensed Consolidated Financial Statements.

REVENUES

     Revenues decreased by $167 million, or 8%, to $1.9 billion in the first half of 2003 compared to the first half of 2002, due to a $76 million, or 18%, decrease in net interest revenue, a $35 million, or 6%, decrease in commission revenues, a $24 million, or 24%, decrease in principal transaction revenues, a $20 million, or 25%, decrease in other revenues, and a $12 million, or 1%, decrease in asset management and administration fees. The Company's non-trading revenues represented 67% of total revenues in each of the first halves of 2003 and 2002 as shown in the following table:

--------------------------------------------------------------------------------
                                                               Six Months
                                                                 Ended
                                                                June 30,
Composition of Revenues                                      2003     2002
--------------------------------------------------------------------------------
Asset management and administration fees                      46%      42%
Net interest revenue                                          19       21
Other                                                          2        4
--------------------------------------------------------------------------------
   Total non-trading revenues                                 67       67
--------------------------------------------------------------------------------
Commissions                                                   29       28
Principal transactions                                         4        5
--------------------------------------------------------------------------------
   Total trading revenues                                     33       33
--------------------------------------------------------------------------------
Total                                                        100%     100%
================================================================================

     The $167 million decrease in revenues from the first half of 2002 was due to decreases in revenues of $96 million, or 8%, in the Individual Investor segment, $29 million, or 7%, in the Institutional Investor segment, $41 million, or 12%, in the U.S. Trust segment, and $1 million, or 1%, in the Capital Markets segment. See note "14 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.

Asset Management and Administration Fees

     Asset management and administration fees were $873 million for the first half of 2003, down $12 million, or 1%, from the first half of 2002, as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                     Six Months
                                                       Ended
                                                      June 30,      Percent
Asset Management and Administration Fees            2003    2002    Change
--------------------------------------------------------------------------------
Mutual fund service fees:
   Proprietary funds
    (SchwabFunds(R) and Excelsior(R))              $ 440   $ 437       1%
   Mutual Fund OneSource(R)                          124     143     (13)
   Other                                              23      20      15
Asset management and related services                286     285       -
--------------------------------------------------------------------------------
   Total                                           $ 873   $ 885      (1%)
================================================================================

     The decrease in asset management and administration fees was primarily due to decreases in average assets in Schwab's Mutual Fund OneSource service and average U.S. Trust client assets, partially offset by an increase in average assets in and service fees earned on Schwab's proprietary funds.
     During the first half of 2003, both net new client assets and new accounts decreased from the first half of 2002 as shown in the following table:

--------------------------------------------------------------------------------
                                                   Six Months
                                                      Ended
Change in Client Assets and Accounts                 June 30,       Percent
   (In billions, except as noted)                 2003     2002     Change
--------------------------------------------------------------------------------
Net change in assets
   in client accounts
     Net new client assets                      $ 20.7   $ 26.9
     Net market gains (losses)                    59.2    (75.8)
----------------------------------------------------------------
   Net growth (decline)                         $ 79.9   $(48.9)
================================================================
New client accounts
   (in thousands)                                322.9    456.9       (29%)
--------------------------------------------------------------------------------

Commissions

     As shown in the following table (in millions), commission revenues for the Company were $553 million for the first half of 2003, down $35 million, or 6%, from the first half of 2002. This decrease was primarily due to lower daily average trades, partially offset by higher revenue per revenue trade.

--------------------------------------------------------------------------------
                                                    Six Months
                                                      Ended
                                                     June 30,       Percent
Commissions                                       2003     2002     Change
--------------------------------------------------------------------------------
Exchange-listed securities                        $205     $232       (12%)
Nasdaq and other securities                        250      255        (2)
Mutual funds                                        53       54        (2)
Options                                             45       47        (4)
--------------------------------------------------------------------------------
   Total                                          $553     $588        (6%)
================================================================================

     Total commission revenues include $35 million in the first half of 2003 and $32 million in the first half of 2002 related to certain securities serviced by Schwab's fixed income division, including exchange-traded unit investment trusts, real estate investment trusts, and corporate debt. Additionally, commission revenues include $47 million in the first half of 2003 and $16 million in the first half of 2002 related to Schwab's institutional trading business.
     The Company's client trading activity is shown in the following table (in thousands):

--------------------------------------------------------------------------------
                                                    Six Months
                                                      Ended
                                                     June 30,       Percent
Daily Average Trades                              2003     2002     Change
--------------------------------------------------------------------------------
Revenue Trades (1)
   Online                                        108.6    115.6       (6%)
   TeleBroker(R) and Schwab by Phone(TM)           4.5      6.2      (27)
   Regional client telephone service
     centers, branch offices, and other           14.9     16.2       (8)
--------------------------------------------------------------------------------
   Total                                         128.0    138.0       (7%)
================================================================================
Mutual Fund OneSource(R) and
   Other Asset-Based Trades
   Online                                         50.0     46.5        8%
   TeleBroker and Schwab by Phone                   .5       .5        -
   Regional client telephone service
     centers, branch offices, and other            5.3     11.0      (52)
--------------------------------------------------------------------------------
   Total                                          55.8     58.0       (4%)
================================================================================
Total Daily Average Trades
   Online                                        158.6    162.1       (2%)
   TeleBroker and Schwab by Phone                  5.0      6.7      (25)
   Regional client telephone service
     centers, branch offices, and other           20.2     27.2      (26)
--------------------------------------------------------------------------------
   Total                                         183.8    196.0       (6%)
================================================================================
(1) Includes all client trades (both individuals and institutions) that generate either commission revenue or revenue from principal markups (i.e., fixed income).

     As shown in the following table, the total number of revenue trades executed by the Company has decreased 7% as the number of client accounts that traded has declined, while the trading activity per account that traded has increased.

--------------------------------------------------------------------------------
                                                    Six Months
                                                      Ended
                                                     June 30,       Percent
Trading Activity                                  2003     2002     Change
--------------------------------------------------------------------------------
Total revenue trades
   (in thousands) (1)                           15,873   17,104       (7%)
Accounts that traded during
   the period (in thousands)                     1,764    2,014      (12)
Average revenue trades
   per account that traded                         9.0      8.5        6
Trading frequency proxy (2)                        3.3      3.7      (11)
Number of trading days                             124      124        -
Average revenue earned
   per revenue trade                            $37.54   $36.99        1
--------------------------------------------------------------------------------
(1) Includes all client trades (both individuals and institutions) that generate either commission revenue or revenue from principal markups (i.e., fixed income).
(2)  Represents annualized revenue trades per $100,000 in total client assets.

Net Interest Revenue

     Net interest revenue was $355 million for the first half of 2003, down $76 million, or 18%, from the first half of 2002 as shown in the following table (in millions):


--------------------------------------------------------------------------------
                                                    Six Months
                                                      Ended
                                                     June 30,       Percent
                                                  2003     2002     Change
--------------------------------------------------------------------------------
Interest Revenue
Margin loans to clients                          $ 166    $ 261      (36%)
Investments, client-related                        151      168      (10)
Loans to banking clients                           112      119       (6)
Securities available for sale                       35       39      (10)
Other                                               19       25      (24)
--------------------------------------------------------------------------------
   Total                                           483      612      (21)
--------------------------------------------------------------------------------
Interest Expense
Brokerage client cash balances                      48       93      (48)
Deposits from banking clients                       46       45        2
Long-term debt                                      19       27      (30)
Short-term borrowings                                7       13      (46)
Other                                                8        3      167
--------------------------------------------------------------------------------
   Total                                           128      181      (29)
--------------------------------------------------------------------------------
Net interest revenue                             $ 355    $ 431      (18%)
================================================================================

     Client-related and other daily average balances, interest rates, and average net interest spread for the first halves of 2003 and 2002 are summarized in the following table (dollars in millions):

--------------------------------------------------------------------------------
                                                           Six Months Ended
                                                               June 30,
                                                           2003        2002
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Investments (client-related):
  Average balance outstanding                          $ 21,672    $ 17,007
  Average interest rate                                   1.41%       1.99%
Margin loans to clients:
  Average balance outstanding                          $  6,490    $  9,094
  Average interest rate                                   5.15%       5.79%
Loans to banking clients:
  Average balance outstanding                          $  4,647    $  4,094
  Average interest rate                                   4.88%       5.85%
Securities available for sale:
  Average balance outstanding                          $  1,593    $  1,557
  Average interest rate                                   4.44%       4.99%
Average yield on interest-earning assets                  2.72%       3.72%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                          $ 23,021    $ 22,630
  Average interest rate                                    .40%        .84%
Interest-bearing banking deposits:
  Average balance outstanding                          $  4,605    $  3,798
  Average interest rate                                   2.04%       2.37%
Other interest-bearing sources:
  Average balance outstanding                          $  2,417    $  1,042
  Average interest rate                                   1.21%       2.25%
Average noninterest-bearing portion                    $  4,359    $  4,282
Average interest rate on funding sources                   .63%        .96%
Summary:
  Average yield on interest-earning assets                2.72%       3.72%
  Average interest rate on funding sources                 .63%        .96%
--------------------------------------------------------------------------------
Average net interest spread                               2.09%       2.76%
================================================================================

     The decrease in net interest revenue from the first half of 2002 was due to the factors described in the comparison between the three-month periods.

Principal Transactions

     Principal transaction revenues were $76 million for the first half of 2003, down $24 million, or 24%, from the first half of 2002, as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                    Six Months
                                                      Ended
                                                     June 30,       Percent
Principal Transactions                            2003     2002     Change
--------------------------------------------------------------------------------
Fixed income securities                           $ 45     $ 47       (4%)
Nasdaq and other equity securities                  29       47      (38)
Other                                                2        6      (67)
--------------------------------------------------------------------------------
   Total (1)                                      $ 76     $100      (24%)
================================================================================
(1) Includes $6 million in the first half of 2003 and $7 million in the first half of 2002 related to Schwab's institutional trading business.

     The decrease in principal transaction revenues was due to the factors described in the comparison between the three-month periods.

Other Revenues

     Other revenues were $61 million for the first half of 2003, down $20 million, or 25%, from the first half of 2002. This decrease was due to higher net gains on investments and proceeds from the settlement of a lawsuit, both in the first half of 2002.

EXPENSES EXCLUDING INTEREST

     Total expenses excluding interest were $1.6 billion for the first half of 2003, down $149 million, or 8%, from the first half of 2002, primarily due to decreases in almost all expense categories as a result of the Company's continued expense reduction measures.
     Compensation and benefits expense was $866 million for the first half of 2003, down $59 million, or 6%, from the first half of 2002, primarily due to the factors described in the comparison between the three-month periods.
     The following table shows a comparison of certain compensation and benefits components and employee data (dollars in millions, except as noted):

--------------------------------------------------------------------------------
                                                    Six Months
                                                      Ended
                                                     June 30,       Percent
Compensation and Benefits                          2003    2002     Change
--------------------------------------------------------------------------------
Salaries and wages                               $  604  $  637       (5%)
Incentive and variable compensation                 135     130        4
Employee benefits and other                         127     158      (20)
--------------------------------------------------------------------------------
   Total                                         $  866  $  925       (6%)
================================================================================
Compensation and benefits expense as a
   % of total revenues                              45%     44%
Incentive and variable compensation as a
   % of compensation and benefits expense           16%     14%
Compensation for temporary employees,
   contractors and overtime hours as a
   % of compensation and benefits expense            6%      5%
Revenues per average full-time equivalent
   employee (in thousands)                       $116.7  $108.8        7%
--------------------------------------------------------------------------------

     Advertising and market development expense was $69 million for the first half of 2003, down $34 million, or 33%, from the first half of 2002. This decrease was due to the factors described in the comparison between the three-month periods.
     The Company's effective income tax rate was 28.1% for the first half of 2003, down from 37.7% for the first half of 2002. The decrease was due to tax benefits in 2003 related to the Company's merger with U.S. Trust and the Company's sale of its U.K. market-making operation in 2003.


                         Liquidity and Capital Resources

     CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. CSC conducts virtually all business through its wholly owned subsidiaries. The capital structure among CSC and its subsidiaries is designed to provide each entity with capital and liquidity consistent with its operations. See note "12 - Regulatory Requirements" in the Notes to Condensed Consolidated Financial Statements.

Liquidity

CSC

     CSC's liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. As discussed below, Schwab, CSC's depository institution subsidiaries, and SCM are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs, meeting CSC's depository institution subsidiaries' capital guidelines, and maintaining Schwab's and SCM's net capital. Based on their respective regulatory capital ratios at June 30, 2003, the Company and its depository institution subsidiaries are considered well capitalized.
     CSC has liquidity needs that arise from its issued and outstanding $493 million Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes have maturities ranging from 2003 to 2010 and fixed interest rates ranging from 6.04% to 8.05% with interest payable semiannually (see Item 3
- Quantitative and Qualitative Disclosures About Market Risk - Financial Instruments Held For Purposes Other Than Trading - Interest Rate Swaps). The
Medium-Term Notes are rated A2 by Moody's Investors Service (Moody's), A- by Standard & Poor's Ratings Group (S&P), and A by Fitch IBCA, Inc. (Fitch).
     CSC has a prospectus supplement on file with the Securities and Exchange Commission enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At June 30, 2003, all of these notes remained unissued.

     CSC has authorization from its Board of Directors to issue commercial paper up to the amount of CSC's committed, unsecured credit facility (see below), not to exceed $1.5 billion. At June 30, 2003, no commercial paper has been issued. CSC's ratings for these short-term borrowings are P-1 by Moody's, A-2 by S&P, and F1 by Fitch.
     In June 2003, CSC established an $800 million committed, unsecured credit facility with a group of twenty banks which is scheduled to expire in June 2004. This facility replaced a similar $1.0 billion facility that expired in June 2003. CSC elected to reduce the size of the new facility. These facilities were unused during the first six months of 2003. Any issuances under CSC's commercial paper program (see above) will reduce the amount available under this facility. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of tangible net worth, and Schwab and SCM to maintain specified levels of net capital, as defined. Management believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements.
     CSC also has direct access to $769 million of the $819 million uncommitted, unsecured bank credit lines, provided by nine banks that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. These lines were not used by CSC during the first six months of 2003.

Schwab

     Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $25.6 billion and $24.9 billion at June 30, 2003 and December 31, 2002, respectively. Management believes that brokerage client cash balances and earnings will continue to be the primary sources of liquidity for Schwab in the future.
     Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $1 million. At June 30, 2003, Schwab's net capital was $1.3 billion (18% of aggregate debit balances), which was $1.1 billion in excess of its minimum required net capital and $896 million in excess of 5% of aggregate debit balances. Schwab has historically targeted net capital to be at least 10% of its aggregate debit balances, which primarily consist of client margin loans.
     To manage Schwab's regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility which is scheduled to expire in September 2003. The amount outstanding under this facility at June 30, 2003 was $220 million. Borrowings under these subordinated lending arrangements qualify as regulatory capital for Schwab.
     Upon  adoption  of  Financial  Accounting  Standards  Board  Interpretation
(FIN) No. 46 - Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 - Consolidated Financial Statements in the first quarter of 2003, the Company consolidated a special purpose trust (Trust) that was formed in 2000 to finance the acquisition and renovation of an office building and land. See note "2 - New Accounting Standards" in the Notes to the Condensed Consolidated Financial Statements. Upon adoption of FIN No. 46 in the first quarter of 2003, Schwab recorded long-term debt totaling $235 million, which was outstanding at June 30, 2003. The long-term debt consists of a variable-rate note maturing in June 2005. The interest rate on the note was 1.66% at June 30, 2003, and ranged from 1.60% to 1.72% during the quarter, and 1.60% to 1.82% for the first half of 2003. The building and land have been pledged as collateral for the long-term debt. Additionally, the Company has guaranteed the debt of the Trust up to a maximum of $202 million. The lender does not have recourse to any other assets of the Company.
     To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of nine banks totaling $819 million at June 30, 2003 (as noted previously, $769 million of these lines are also available for CSC to use). The need for short-term borrowings arises primarily from timing differences between cash flow requirements and the scheduled liquidation of interest-bearing investments. Schwab used such borrowings for 5 days during the first six months of 2003, with the daily amounts borrowed averaging $23 million. There were no borrowings outstanding under these lines at June 30, 2003.
     To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab had unsecured letter of credit agreements with nine banks in favor of the OCC aggregating $630 million at June 30, 2003. Schwab pays a fee to maintain these letters of credit. No funds were drawn under these letters of credit at June 30, 2003.

U.S. Trust

     U.S. Trust's liquidity needs are generally met through earnings generated by its operations.
     U.S. Trust is subject to the Federal Reserve Board's risk-based and leverage capital guidelines. These regulations require banks and bank holding companies to maintain minimum levels of capital. In addition, USTC's depository institution subsidiaries are subject to limitations on the amount of dividends they can pay to USTC.
     In addition to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements, USTC's depository institution subsidiaries have established their own external funding sources. At June 30, 2003, U.S. Trust had $50 million in Trust Preferred Capital Securities outstanding with a fixed interest rate of 8.41%. Certain of USTC's depository institution subsidiaries have established credit facilities with the Federal Home Loan Bank System (FHLB) totaling $792 million. At June 30, 2003, $500 million was outstanding under these facilities. Additionally, at June 30, 2003, U.S. Trust had $505 million of federal funds purchased and $308 million of repurchase agreements outstanding.
     CSC provides U.S. Trust with a $300 million short-term credit facility maturing in December 2003. Borrowings under this facility do not qualify as regulatory capital for U.S. Trust. The amount outstanding under this facility was $45 million at June 30, 2003.

SCM

     SCM's liquidity needs are generally met through its equity capital and borrowings from CSC. Most of SCM's assets are liquid, consisting primarily of cash and cash equivalents, marketable securities, and receivables from brokers, dealers and clearing organizations.
     SCM's liquidity is affected by the same regulatory net capital requirements as Schwab (see discussion above). At June 30, 2003, SCM's net capital was $91 million, which was $90 million in excess of its minimum required net capital.
     SCM may borrow up to $150 million under a revolving subordinated lending arrangement with CSC which is scheduled to expire in August 2003. Borrowings under this arrangement qualify as regulatory capital for SCM. The amount outstanding under this facility at June 30, 2003 was $75 million. The advances under this facility satisfy increased intra-day capital needs at SCM to support the expansion of its institutional equities and trading businesses. In addition, CSC provides SCM with a $50 million short-term credit facility. Borrowings under this arrangement do not qualify as regulatory capital for SCM. No funds were drawn under this facility at June 30, 2003.

Schwab Bank

     Schwab Bank's current liquidity needs are generally met through deposits from banking clients and equity capital. Schwab Bank is subject to the same risk-based and leverage capital guidelines as U.S. Trust (see discussion above), except that Schwab Bank is subject to a minimum tier 1 leverage ratio of 8% for its first three years of operations. In addition, Schwab Bank is subject to limitations on the amount of dividends it can pay to CSC.
     Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, under an agreement effective in June 2003, CSC provides Schwab Bank with a $100 million short-term credit facility which matures in December 2005. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. No funds were drawn under this facility at June 30, 2003.

Liquidity Risk Factors

     Specific risk factors which may affect the Company's liquidity position are discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Liquidity Risk Factors" in the Company's 2002 Annual Report to Stockholders, which is filed as
Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2002. There have been no material changes to these liquidity risk factors in the first six months of 2003.

Cash and Capital Resources

     The Company's cash position (reported as cash and cash equivalents on the Condensed Consolidated Balance Sheet) and cash flows are affected by changes in brokerage client cash balances and the associated amounts required to be segregated under federal or other regulatory guidelines. Timing differences between cash and investments actually segregated on a given date and the amount required to be segregated for that date may arise in the ordinary course of business and are addressed by the Company in accordance with applicable regulations. Other factors which affect the Company's cash position and cash flows include investment activity in securities owned, levels of capital expenditures, banking client deposit and loan activity, financing activity in short-term borrowings and long-term debt, payment of dividends, and repurchases of CSC's common stock.
     In the first half of 2003, cash and cash equivalents decreased $1.0 billion, or 33%, to $2.1 billion primarily due to movements of brokerage client-related funds to meet segregation requirements and increases in investments in securities available for sale. Management does not believe that this decline in cash and cash equivalents is an indication of a trend.

     The Company's capital expenditures were $65 million in the first half of 2003 and $72 million in the first half of 2002, or 3% of revenues for each period. Capital expenditures in the first half of 2003 were for software and equipment relating to the Company's information technology systems and certain facilities. Capital expenditures as described above include the capitalized costs for developing internal-use software of $30 million in the first half of 2003 and $36 million in the first half of 2002. During the first half of 2003, 2 million of the Company's stock options, with a weighted-average exercise price of $5.65, were exercised with cash proceeds received by the Company of $13 million and a related tax benefit of $2 million. The cash proceeds are recorded as an increase in cash and a corresponding increase in stockholders' equity. The tax benefit is recorded as a reduction in income taxes payable and a corresponding increase in stockholders' equity.
     The Company increased its long-term debt by $235 million (see discussion above in "Liquidity - Schwab") and repaid $73 million of long-term debt during the first half of 2003.
     During the first half of 2003, CSC repurchased 4 million shares of its common stock for $32 million. During the first half of 2002, CSC repurchased 3 million shares of its common stock for $31 million. On March 14, 2003, the Board of Directors authorized the repurchase of up to an additional $250 million of CSC's common stock. Including the amount remaining under an authorization granted by the Board of Directors on September 20, 2001, CSC now has authority to repurchase a total of $318 million.
     During each of the first halves of 2003 and 2002, the Company paid common stock cash dividends of $30 million.
     The Company monitors both the relative composition and absolute level of its capital structure. The Company's total financial capital (long-term debt plus stockholders' equity) at June 30, 2003 was $5.0 billion, up $337 million, or 7%, from December 31, 2002 due to a net increase in long-term debt and higher stockholders' equity. At June 30, 2003, the Company had long-term debt of $811 million, or 16% of total financial capital, that bears interest at a weighted-average rate of 5.15%. At June 30, 2003, the Company's stockholders' equity was $4.2 billion, or 84% of total financial capital.

Commitments

     A summary of the Company's principal contractual obligations and other commitments as of June 30, 2003 is shown in the following table (in millions). Management believes that funds generated by its operations, as well as cash provided by external financing, will continue to be the primary funding sources in meeting these obligations and commitments.

--------------------------------------------------------------------------------
                                         2004 -    2007 -
                               2003       2006      2008    Thereafter    Total
--------------------------------------------------------------------------------

Operating leases (1)         $  151     $  575     $ 297       $ 627     $1,650
Long-term debt (2)               47        392        81         258        778
Credit-related financial
   instruments (3)            1,508        130         -           -      1,638
Other commitments (4)             5         10         -           -         15
--------------------------------------------------------------------------------
   Total                     $1,711     $1,107     $ 378       $ 885     $4,081
================================================================================
(1) Includes minimum rental commitments, net of sublease commitments, and maximum guaranteed residual values under noncancelable leases for equipment.
(2) Excludes the effect of interest rate swaps, see Item 3 - Quantitative and Qualitative Disclosures About Market Risk - Financial Instruments Held For Purposes Other Than Trading - Interest Rate Swaps.
(3) Includes U.S. Trust and Schwab Bank firm commitments to extend credit primarily for mortgage loans to banking clients and standby letters of credit.
(4)  Includes committed capital contributions to venture capital funds.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments Held For Trading Purposes

     The Company holds municipal, other fixed income and government securities, and certificates of deposit in inventory to meet clients' trading needs. The fair value of such inventory was approximately $76 million and $34 million at June 30, 2003 and December 31, 2002, respectively. These securities, and the associated interest rate risk, are not material to the Company's financial position, results of operations, or cash flows.
     The Company maintains inventories in exchange-listed, Nasdaq, and other equity securities on both a long and short basis. The fair value of these securities at June 30, 2003 and December 31, 2002 are shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                     June 30,     December 31,
Equity Securities                                      2003           2002
--------------------------------------------------------------------------------
Long positions                                         $115           $ 79
Short positions                                         (99)            (7)
--------------------------------------------------------------------------------
Net long positions                                     $ 16           $ 72
================================================================================

     Using a hypothetical 10% increase or decrease in prices, the potential loss or gain in fair value is estimated to be approximately $2 million and $7 million at June 30, 2003 and December 31, 2002, respectively.
     In addition, the Company generally enters into exchange-traded futures and options contracts based on equity market indices to hedge potential losses in equity inventory positions. There were no open futures or options contracts at June 30, 2003. The notional amounts and fair values of these futures and options contracts are shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                     June 30,     December 31,
Exchange-traded Contracts                              2003           2002
--------------------------------------------------------------------------------
Net Short Futures (1):
   Notional Amount                                        -           $ 63
   Fair Value                                             -           $ 61
Long Put Options:
   Notional Amount                                        -           $  4
   Fair Value                                             -              -
--------------------------------------------------------------------------------
(1) Notional amount represents original contract price of the futures. Fair value represents the index price. The difference between the notional and fair value amounts are settled daily in accordance with futures market requirements.

     Using a hypothetical 10% increase or decrease in the underlying indices, the potential loss or gain in fair value was estimated to be approximately $6 million at December 31, 2002, which would substantially offset the potential loss or gain on the equity securities previously discussed.

Value-at-risk

     All trading activities are subject to market risk limits established by the Company's businesses and approved by senior management who are independent of the businesses. The Company manages trading risk through position policy limits, value-at-risk (VAR) measurement methodology, and other market sensitivity measures. Based on certain assumptions and historical relationships, VAR estimates a potential loss from adverse changes in the fair values of the Company's overnight trading positions. To calculate VAR, the Company uses a 99% confidence level with a one-day holding period for most instruments. Stress testing is performed on a regular basis to estimate the potential loss from severe market conditions. It is the responsibility of the Company's Risk Management department, in conjunction with the businesses, to develop stress scenarios and use the information to assess the ongoing appropriateness of exposure levels and limits.
     The Company holds fixed income securities and equities for trading purposes. The estimated VAR for both fixed income securities and equities at June 30, 2003 and the high, low, and daily average during the first half of 2003 was $1 million or less for each category and stated period.
     The VAR model is a risk analysis tool that attempts to measure the potential losses in fair value, earnings, or cash flows from changes in market conditions and may not represent actual losses in fair value that may be incurred by the Company. The Company believes VAR provides an indication as to the Company's loss exposure in future periods. However, VAR relies on historical data and statistical relationships. As a result, VAR must be interpreted with an understanding of the method's strengths and limitations. The Company actively works to improve its measurement and use of VAR.

Financial Instruments Held For Purposes Other Than Trading

Debt Issuances

     At June 30, 2003, CSC had $493 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 6.04% to 8.05%. At December 31, 2002, CSC had $566 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 6.04% to 8.05%. See "Interest Rate Swaps" below.
     At June 30, 2003 and December 31, 2002, U.S. Trust had $50 million Trust Preferred Capital Securities outstanding, with a fixed interest rate of 8.41%.
     The Company has fixed cash flow requirements regarding these long-term debt obligations due to the fixed rate of interest. The fair value of these obligations at June 30, 2003 and December 31, 2002, based on estimates of market rates for debt with similar terms and remaining maturities, approximated their carrying amount.

Interest Rate Swaps

     As part of its consolidated asset and liability management process, the Company utilizes interest rate swap agreements (Swaps) to manage interest rate risk.
     U.S. Trust uses Swaps to hedge the interest rate risk associated with its variable rate deposits from banking clients. The Swaps are structured for U.S. Trust to receive a variable rate of interest and pay a fixed rate of interest. Information on these Swaps is summarized in the following table:

--------------------------------------------------------------------------------
                                                      June 30,   December 31,
                                                        2003         2002
--------------------------------------------------------------------------------
Notional principal amount (in millions)                $ 705        $ 790
Weighted-average variable interest rate                1.23%        1.57%
Weighted-average fixed interest rate                   6.41%        6.38%
Weighted-average maturity (in years)                     1.5          1.8
--------------------------------------------------------------------------------

     These Swaps have been designated as cash flow hedges under SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, and are recorded on the Condensed Consolidated Balance Sheet, with changes in their fair values primarily recorded in other comprehensive income (loss), a component of stockholders' equity. At June 30, 2003 and December 31, 2002, U.S. Trust recorded a derivative liability of $53 million and $64 million, respectively, for these Swaps. Based on current interest rate assumptions and assuming no additional Swaps are entered into, U.S. Trust expects to reclassify approximately $35 million, or $21 million after tax, from other comprehensive loss to interest expense over the next twelve months.
     CSC uses Swaps to effectively convert the interest rate characteristics of a portion of its Medium-Term Notes from fixed to variable. These Swaps are structured for CSC to receive a fixed rate of interest and pay a variable rate of interest based on the three-month LIBOR rate. The variable interest rates reset every three months. Information on these Swaps is summarized in the following table:

--------------------------------------------------------------------------------
                                                      June 30,   December 31,
                                                        2003         2002
--------------------------------------------------------------------------------
Notional principal amount (in millions)                $ 293        $ 293
Weighted-average variable interest rate                3.73%        3.87%
Weighted-average fixed interest rate                   7.57%        7.57%
Weighted-average maturity (in years)                     5.8          6.3
--------------------------------------------------------------------------------

     These Swaps have been designated as fair value hedges under SFAS No. 133, and are recorded on the Condensed Consolidated Balance Sheet. Changes in fair value of the Swaps are completely offset by changes in fair value of the hedged Medium-Term Notes. Therefore, there is no effect on net income. At June 30, 2003, CSC recorded a derivative asset of $33 million for these Swaps. Concurrently, the carrying value of the Medium-Term Notes was increased by $33 million.

Loans Held for Sale

     Schwab Bank's loans held for sale portfolio consists of fixed-rate and hybrid mortgages, which are subject to a loss in value when market interest rates rise. Schwab Bank uses forward sale commitments to manage this risk. At June 30, 2003, the forward sale commitments were designated as hedging instruments of the loans held for sale in effective cash flow hedges. Accordingly, the fair values of the forward sale commitments are recorded on the Condensed Consolidated Balance Sheet, with gains or losses recorded in other comprehensive income (loss). At June 30, 2003, the derivative liability recorded by Schwab Bank for these forward sale commitments was immaterial.

Deferred Compensation

     The Company maintains investments in mutual funds related to its deferred compensation plan, which is available to certain employees. These investments were approximately $62 million and $49 million at June 30, 2003 and December 31, 2002, respectively. These securities, and the associated market risk, are not material to the Company s financial position, results of operations, or cash flows.

Value-at-risk

     The estimated VAR for equities held for purposes other than trading, which primarily consist of mutual funds related to the Company s deferred compensation plan and an equity investment, was $2 million at June 30, 2003 with a high, low, and daily average of $2 million, $1 million, and $1 million, respectively, during the first half of 2003. The estimated VAR for short-term investments, which are subject to interest rate risk, held for purposes other than trading at June 30, 2003 and the high, low, and daily average during the first half of 2003 was $1 million or less for each. The estimated VAR for foreign exchange investments, which consist of equity investments in the Company's international subsidiaries, at June 30, 2003 and the high, low, and daily average during the first half of 2003 was $1 million or less for each.

Net Interest Revenue Simulation

     The Company uses net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation model (the model) includes all interest-sensitive assets and liabilities, as well as Swaps utilized by the Company to hedge its interest rate risk. Key variables in the model include assumed margin loan and brokerage client cash balance growth or decline, changes in the level and term structure of interest rates, the repricing of financial instruments, prepayment and reinvestment assumptions, loan, banking deposit, and brokerage client cash balance pricing and volume assumptions. The simulations involve assumptions that are inherently uncertain and, as a result, the simulations cannot precisely estimate net interest revenue or precisely predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies, including changes in asset and liability mix.
     As demonstrated by the simulations presented below, the Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets are repricing more quickly than interest-bearing liabilities). The Swaps entered into during 2002 have the effect of increasing the repricing frequency of interest-bearing liabilities, thereby reducing the Company's consolidated interest-rate sensitivity.
     The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in interest rates relative to the Company's current base rate forecast on simulated net interest revenue over the next twelve months at June 30, 2003 and December 31, 2002.

--------------------------------------------------------------------------------
Impact on Net Interest Revenue                       June 30,     December 31,
Percentage Increase (Decrease)                         2003           2002
--------------------------------------------------------------------------------
Increase of 100 basis points                           4.2%           5.3%
Decrease of 100 basis points                          (9.0%)        (12.1%)
--------------------------------------------------------------------------------

Item 4.  Controls and Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing, and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission's rules and forms. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART  II  -  OTHER  INFORMATION


Item 1.     Legal Proceedings

     In April 2001, an action was filed against U.S. Trust Company, N.A. (USTC, N.A). in the U.S. District Court for the Central District of Illinois. Plaintiffs are participants in an employee stock ownership plan (the ESOP) sponsored by Foster & Gallagher, Inc. (F&G), a now-bankrupt company. Plaintiffs allege that USTC, N.A. breached fiduciary duties under the Employee Retirement Income Security Act of 1974 when, as trustee of the ESOP, it caused the ESOP to purchase stock of F&G in 1995 and 1997. Also named as defendants are numerous individuals who sold stock to the ESOP in the 1995 and 1997 transactions. The plaintiffs claim that as a result of the alleged breaches, they suffered losses in the amount of $200 million. USTC, N.A. has answered, denying all liability, and is vigorously defending the lawsuit. The case is scheduled to go to trial in December 2003.
     The nature of the Company's business subjects it to claims, lawsuits, regulatory examinations, and other proceedings in the ordinary course of business. The ultimate outcome of the matter described above and the various other lawsuits, arbitration proceedings, and claims pending against the Company cannot be determined at this time, and the results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company's results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company's financial condition, results of operations, and cash flows. However, it is the opinion of management, after consultation with legal counsel, that the ultimate outcome of these existing claims and proceedings will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.


Item 2.     Changes in Securities and Use of Proceeds

     None.


Item 3.     Defaults Upon Senior Securities

     None.

Item 4.     Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of The Charles Schwab Corporation (CSC) was held on May 9, 2003, and a total of 1,221,039,991 shares were present in person or by proxy at the Annual Meeting. CSC's stockholders voted upon the following proposals:

Proposal No. 1 - Election of Four Directors:

                                                  Shares
                                 Shares For      Withheld
                                 ----------      --------
Nancy H. Bechtle               1,170,060,612    50,979,379
C. Preston Butcher             1,164,473,602    56,566,389
David S. Pottruck              1,187,325,987    33,714,004
George P. Shultz               1,159,798,049    61,241,942

Proposal No. 2 - Approval of an Amendment to the 2001 Stock Incentive Plan Regarding Grants to Non-Employee Directors:

              Shares For     Shares Against   Abstentions
              ----------     --------------   -----------
             1,144,624,296     66,744,454      9,671,241

Proposal No. 3 - Approval of the Long-Term Incentive Plan:

              Shares For     Shares Against   Abstentions
              ----------     --------------   -----------
             1,029,073,249    182,589,245      9,377,497

Proposal No. 4 - Approval of the Annual Bonus Provisions Contained in Charles R. Schwab's Amended Employment Agreement:

              Shares For     Shares Against   Abstentions
              ----------     --------------   -----------
             1,175,269,798     36,040,865      9,729,328

Proposal No. 5 - Approval of the Incentive Plan for Lon Gorman, Vice Chairman and President, Schwab Institutional and Asset Management:

              Shares For     Shares Against   Abstentions
              ----------     --------------   -----------
             1,145,968,497     63,548,288     11,523,206

Proposal No. 6 - Stockholder Proposal Regarding the Expensing of Stock Options:

                                                              Broker
              Shares For     Shares Against   Abstentions    Non-votes
              ----------     --------------   -----------    ---------
              281,808,801      691,949,876    23,817,845    223,463,469


Item 5.     Other Information

     On May 5, 2003, CSC announced that Mr. John P. Coghlan will resign as Vice Chairman of CSC and Charles Schwab & Co., Inc. (Schwab) and President of the Individual Investor division of Schwab. Mr. Coghlan's resignation became effective on July 25, 2003. Mr. Coghlan's responsibilities have been reassigned in conjunction with a corporate reorganization.

Item 6.     Exhibits and Reports on Form 8-K

(a) The following exhibits are furnished as part of this quarterly report on Form 10-Q.

--------------------------------------------------------------------------------

Exhibit
Number                  Exhibit
--------------------------------------------------------------------------------

3.12 Third Restated Bylaws of the Registrant, as amended on May 9, 2003 (supersedes Exhibit 3.9).

10.251 The Charles Schwab Corporation 2001 Stock Incentive Plan, restated to include amendments through May 2003 (supersedes Exhibit 10.248).

10.252    The Charles Schwab Corporation Long-Term Incentive Plan.

10.253 Employment Agreement dated as of March 31, 2003 between the Registrant and Charles R. Schwab (supersedes Exhibit 10.149).

10.254 The Charles Schwab Severance Pay Plan restated as of May 1, 2003 (supersedes Exhibit 10.247).

10.255 Credit Agreement (364-Day Commitment) dated as of June 20, 2003 between the Registrant and the financial institutions listed therein (supersedes Exhibit 10.241).

12.1      Computation of Ratio of Earnings to Fixed Charges.

31.1      Certification  Pursuant  to  Rule   13a-14(a)/15d-14(a),   As  Adopted
          Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2      Certification  Pursuant  to  Rule   13a-14(a)/15d-14(a),   As  Adopted
          Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**

32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**

**        Furnished  as an  exhibit  to  this  quarterly  report  on  Form 10-Q.
--------------------------------------------------------------------------------

(b)  Reports on Form 8-K

     On April 22, 2003, the Registrant furnished a Current Report on Form 8-K announcing under Item 9 (Information Provided Under Item 12) in accordance with SEC Release No. 33-8216, the financial results for the quarter ended March 31, 2003.

                         THE CHARLES SCHWAB CORPORATION

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           THE  CHARLES  SCHWAB  CORPORATION
                                                     (Registrant)





Date:  August 12, 2003                        /s/ Christopher V. Dodds
       --------------------------             ------------------------------
                                              Christopher V. Dodds
                                              Executive Vice President and
                                              Chief Financial Officer