Form 10-Q
period 2003-09-30
SCHWAB CHARLES CORP
filed 2003-11-14
CIK 316709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 2003  Commission file number 1-9700



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

               1,356,592,538 shares of $.01 par value Common Stock
                         Outstanding on October 31, 2003

                         THE CHARLES SCHWAB CORPORATION

                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 2003

                                      Index

                                                                         Page
                                                                         ----
Part I - Financial Information

  Item 1.  Condensed Consolidated Financial Statements:

               Statement of Income                                         1
               Balance Sheet                                               2
               Statement of Cash Flows                                     3
               Notes                                                     4 - 11

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          12 - 29

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk   29 - 31

  Item 4.  Controls and Procedures                                        32

Part II - Other Information

  Item 1.  Legal Proceedings                                              32

  Item 2.  Changes in Securities and Use of Proceeds                      32

  Item 3.  Defaults Upon Senior Securities                                32

  Item 4.  Submission of Matters to a Vote of Security Holders            32

  Item 5.  Other Information                                              32

  Item 6.  Exhibits and Reports on Form 8-K                             32 - 33

Signature                                                                 34


                                                    Part I - FINANCIAL INFORMATION
                                         Item 1. Condensed Consolidated Financial Statements


                                                    THE CHARLES SCHWAB CORPORATION

                                              Condensed Consolidated Statement of Income
                                               (In millions, except per share amounts)
                                                             (Unaudited)

                                                                                   Three Months Ended           Nine Months Ended
                                                                                       September 30,               September 30,

                                                                                    2003         2002             2003       2002
------------------------------------------------------------------------------------------------------------------------------------
Revenues
  Asset management and administration fees                                        $  467       $  431           $1,340     $1,316
  Commissions                                                                        320          305              873        893
  Interest revenue                                                                   236          287              719        899
  Interest expense                                                                   (55)         (83)            (183)      (264)
                                                                                  -------      -------          -------    -------
    Net interest revenue                                                             181          204              536        635
  Principal transactions                                                              45           47              121        147
  Other                                                                               38           33               99        114
------------------------------------------------------------------------------------------------------------------------------------
    Total                                                                          1,051        1,020            2,969      3,105
------------------------------------------------------------------------------------------------------------------------------------

Expenses Excluding Interest
  Compensation and benefits                                                          445          466            1,311      1,391
  Other compensation - merger retention programs                                       -            -                -         22
  Occupancy and equipment                                                            108          109              330        338
  Depreciation and amortization                                                       71           78              218        240
  Communications                                                                      62           62              180        195
  Advertising and market development                                                  32           50              101        153
  Professional services                                                               45           41              126        134
  Commissions, clearance and floor brokerage                                          21           19               54         53
  Restructuring charges                                                               37          159               61        188
  Impairment charges                                                                   -            -                5          -
  Other                                                                               33           37              107         95
------------------------------------------------------------------------------------------------------------------------------------
    Total                                                                            854        1,021            2,493      2,809
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before taxes on income
  and extraordinary gain                                                             197           (1)             476        296
Taxes on income                                                                      (73)           -             (152)      (110)
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before extraordinary gain                   124           (1)             324        186
Gain (loss) from discontinued operations, net of tax                                   3           (3)               -        (10)
Extraordinary gain on sale of corporate trust business, net of tax expense             -            -                -         12
------------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                               $    127     $     (4)        $    324   $    188
====================================================================================================================================
Weighted-Average Common Shares Outstanding - Diluted                               1,366        1,358            1,361      1,382
====================================================================================================================================
Earnings Per Share - Basic
  Income (loss) from continuing operations before extraordinary gain            $    .09            -         $    .24   $    .14
  Gain (loss) from discontinued operations, net of tax                                 -            -                -   $   (.01)
  Extraordinary gain, net of tax expense                                               -            -                -   $    .01
  Net income (loss)                                                             $    .09            -         $    .24   $    .14

Earnings Per Share - Diluted
  Income (loss) from continuing operations before extraordinary gain            $    .09            -         $    .24   $    .14
  Gain (loss) from discontinued operations, net of tax                                 -            -                -   $   (.01)
  Extraordinary gain, net of tax expense                                               -            -                -   $    .01
  Net income (loss)                                                             $    .09            -         $    .24   $    .14
====================================================================================================================================

Dividends Declared Per Common Share                                             $   .014     $   .011         $   .036   $   .033
====================================================================================================================================

All periods have been adjusted to summarize the impact of The Charles  Schwab  Corporation's  sale of its United  Kingdom  brokerage subsidiary, Charles Schwab Europe, in gain (loss) from discontinued operations.

See Notes to Condensed Consolidated Financial Statements.





                                                    THE CHARLES SCHWAB CORPORATION

                                                 Condensed Consolidated Balance Sheet
                                          (In millions, except share and per share amounts)
                                                             (Unaudited)

                                                                                                  September 30,      December 31,
                                                                                                      2003               2002
------------------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                                                      $   2,515          $   3,114
   Cash and investments segregated and on deposit for federal or other regulatory purposes(1) (including resale agreements of $17,891 in 2003
       and $16,111 in 2002)                                                                          22,419             21,005
   Securities owned - at market value (including securities pledged of $374
       in 2003 and $337 in 2002)                                                                      2,744              1,716
   Receivables from brokers, dealers and clearing organizations                                         306                222
   Receivables from brokerage clients - net                                                           7,666              6,845
   Loans to banking clients - net                                                                     5,616              4,555
   Loans held for sale                                                                                   75                  -
   Equipment, office facilities and property - net                                                      976                868
   Goodwill - net                                                                                       605                603
   Other assets                                                                                         838                777
------------------------------------------------------------------------------------------------------------------------------------

       Total                                                                                      $  43,760          $  39,705
====================================================================================================================================

Liabilities and Stockholders' Equity
   Deposits from banking clients                                                                  $   6,508          $   5,231
   Drafts payable                                                                                       149                134
   Payables to brokers, dealers and clearing organizations                                            3,171              1,476
   Payables to brokerage clients                                                                     26,124             26,401
   Accrued expenses and other liabilities                                                             1,318              1,302
   Short-term borrowings                                                                              1,402                508
   Long-term debt                                                                                       776                642
------------------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                             39,448             35,694
------------------------------------------------------------------------------------------------------------------------------------

   Stockholders' equity:
       Preferred stock - 9,940,000 shares authorized; $.01 par value per share;
          none issued                                                                                     -                  -
       Common stock - 3 billion shares authorized; $.01 par value per share;
          1,392,091,544 and 1,391,991,180 shares issued in 2003 and 2002, respectively                   14                 14
       Additional paid-in capital                                                                     1,747              1,744
       Retained earnings                                                                              3,007              2,769
       Treasury stock - 36,841,293 and 47,195,631 shares in 2003 and 2002,
          respectively, at cost                                                                        (348)              (465)
       Unamortized stock-based compensation                                                             (96)               (33)
       Accumulated other comprehensive loss                                                             (12)               (18)
------------------------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                                  4,312              4,011
------------------------------------------------------------------------------------------------------------------------------------

              Total                                                                               $  43,760          $  39,705
====================================================================================================================================

(1)  Amounts included  represent actual balances on deposit,  whereas cash and investments  required to be segregated for federal or other regulatory  purposes were $21,845 million and $21,252 million at September 30, 2003 and December 31, 2002,  respectively.
     On October 2, 2003, the Company withdrew $170 million of excess segregated cash. On January 2, 2003, the Company deposited $655 million into its segregated reserve bank accounts.

See Notes to Condensed Consolidated Financial Statements.

                                                                - 2 -



                                                   THE CHARLES SCHWAB CORPORATION

                                           Condensed Consolidated Statement of Cash Flows
                                                            (In millions)
                                                             (Unaudited)

                                                                                                          Nine Months Ended
                                                                                                             September 30,
                                                                                                         2003           2002
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net income                                                                                         $   324        $   188
     Adjustments to reconcile net income to net cash used for operating activities:
        Depreciation and amortization                                                                     218            240
        Impairment charges                                                                                  5              -
        Tax benefit from, and amortization of, stock-based awards                                          19             22
        Deferred income taxes                                                                               5             44
        Non-cash restructuring charges                                                                      9             17
        Extraordinary gain on sale of corporate trust business, net of tax expense                          -            (12)
        Other                                                                                             (11)            (1)
     Originations of loans held for sale                                                               (1,267)             -
     Proceeds from sales of loans held for sale                                                         1,197              -
     Net change in:
        Cash and investments segregated and on deposit for federal or other
          regulatory purposes                                                                          (2,142)        (1,531)
        Securities owned (excluding securities available for sale)                                       (118)            42
        Receivables from brokers, dealers and clearing organizations                                     (102)           245
        Receivables from brokerage clients                                                               (825)         2,540
        Other assets                                                                                      (66)           (60)
        Drafts payable                                                                                     14           (177)
        Payables to brokers, dealers and clearing organizations                                         1,719            269
        Payables to brokerage clients                                                                     418         (2,134)
        Accrued expenses and other liabilities                                                            (71)           (69)
------------------------------------------------------------------------------------------------------------------------------------
          Net cash used for operating activities                                                         (674)          (377)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
     Purchases of securities available for sale                                                        (1,725)        (1,085)
     Proceeds from sales of securities available for sale                                                 369            578
     Proceeds from maturities, calls and mandatory redemptions of securities
        available for sale                                                                                537            275
     Net increase in loans to banking clients                                                          (1,063)          (483)
     Proceeds from sale of banking client loans                                                             -            196
     Purchase of equipment, office facilities and property - net                                         (101)          (114)
     Cash payments for business combinations and investments, net of cash received                         (9)             -
     Proceeds from sales of subsidiaries                                                                   53             26
------------------------------------------------------------------------------------------------------------------------------------
          Net cash used for investing activities                                                       (1,939)          (607)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
     Net change in deposits from banking clients                                                        1,277           (748)
     Net increase in short-term borrowings                                                                894            182
     Proceeds from long-term debt                                                                           -            100
     Repayment of long-term debt                                                                         (100)          (203)
     Dividends paid                                                                                       (49)           (45)
     Purchase of treasury stock                                                                           (32)          (230)
     Proceeds from stock options exercised                                                                 24             23
------------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used for) financing activities                                          2,014           (921)
------------------------------------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                                                    (599)        (1,905)
Cash and Cash Equivalents at Beginning of Period                                                        3,114          4,407
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                            $ 2,515        $ 2,502
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

See Notes to Condensed Consolidated Financial Statements.

                                                               - 3 -

                         THE CHARLES SCHWAB CORPORATION

              Notes to Condensed Consolidated Financial Statements
       (Tabular Amounts in Millions, Except Per Share Amounts and Ratios)
                                   (Unaudited)


1.   Basis of Presentation

     The Charles Schwab Corporation (CSC) is a financial holding company engaged, through its subsidiaries, in securities brokerage, banking, and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 352 domestic branch offices in 48 states, as well as a branch in the Commonwealth of Puerto Rico. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services with 34 offices in 13 states. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, Schwab Capital Markets L.P. (SCM), a market maker in Nasdaq and other securities providing trade execution services primarily to broker-dealers and institutional clients, CyberTrader, Inc. (CyberTrader), an electronic trading technology and brokerage firm providing services to highly active, online traders, and Charles Schwab Bank, N.A. (Schwab Bank), a retail bank which commenced operations in the second quarter of 2003.
     The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in conformity with generally accepted accounting principles in the U.S. (GAAP). All adjustments were of a normal recurring nature, except as discussed in Note "6 - Discontinued Operations." Certain items in prior periods' financial statements have been reclassified to conform to the 2003 presentation. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report to Stockholders, which is filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2002, and the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 2003 and June 30, 2003. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period.


2.   New Accounting Standards

     Financial Accounting Standards Board Interpretation (FIN) No. 45 - Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was issued in November 2002. This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In accordance with FIN No. 45, the Company adopted the disclosure requirements on December 31, 2002 and the recognition requirements on January 1, 2003. The adoption of FIN No. 45 did not have a material impact on the Company's financial position, results of operations, earnings per share (EPS), or cash flows.
     FIN No. 46 - Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 - Consolidated Financial Statements, was issued in January 2003. This interpretation provides new criteria for determining whether a company is required to consolidate (i.e., record the assets and liabilities on the balance sheet) a variable interest entity. Upon adoption of this interpretation in the first quarter of 2003, the Company consolidated a special purpose trust (Trust) that was formed in 2000 to finance the acquisition and renovation of an office building and land. The Trust, through an agent, raised the $245 million needed to acquire and renovate the building and land by issuing long-term debt ($235 million) and raising equity capital ($10 million). Upon adoption, the Company recorded: the building and land at a cost of $245 million, net of accumulated depreciation of $16 million; long-term debt of $235 million; and a net reduction of accrued expenses and other liabilities of $7 million. The cumulative effect of this accounting change was immaterial.
     The building is being depreciated on a straight-line basis over twenty years. The long-term debt consists of a variable-rate note maturing in June 2005. The interest rate on the note was 1.55% at September 30, 2003, and ranged from 1.54% to 1.66% during the quarter, and 1.54% to 1.82% for the first nine months of 2003. The building and land have been pledged as collateral for the long-term debt. At September 30, 2003, the carrying value of the building and land was $221 million (net of accumulated depreciation of $24 million). Additionally, the Company has guaranteed the debt of the Trust up to a maximum of $202 million. The lender does not have recourse to any other assets of the Company.

     The annual impact of the adoption of FIN No. 46 on the Company's Condensed Consolidated Statement of Income is to cease both amortizing the shortfall of the residual value guarantee and recording rent expense on the lease and to record both the depreciation on the building and the interest expense associated with the debt. The adoption of FIN No. 46 did not have and is not expected to have a material impact on the Company's results of operations, EPS, or cash flows.
     Statement of Financial Accounting Standards (SFAS) No. 149 - Amendment of Statement 133 on Derivative Instruments and Hedging Activities was issued in April 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 also amends certain other existing pronouncements. The Company adopted the provisions of this statement on June 30, 2003. The adoption of this statement did not have and is not expected to have a material impact on the Company's financial position, results of operations, EPS, or cash flows.
     SFAS  No.  150  -  Accounting  for  Certain   Financial   Instruments  with
Characteristics of both Liabilities and Equity was issued in May 2003. This statement establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity (e.g., redeemable preferred stock). The Company adopted the provisions of this statement on July 1, 2003. The adoption of this statement did not have an impact on the Company's financial position, results of operations, EPS, or cash flows.


3.   Stock Incentive Plans

     The Company's stock incentive plans provide for granting options to employees, officers, and directors. Options are granted for the purchase of shares of common stock at an exercise price not less than market value on the date of grant, and expire within ten years from the date of grant. Options generally vest over a four-year period from the date of grant.

     A summary of option activity follows:

--------------------------------------------------------------------------------
                                        2003                     2002
                                  -----------------       -------------------
                                          Weighted-                 Weighted-
                                  Number   Average        Number     Average
                                    of    Exercise          of      Exercise
                                  Options   Price         Options     Price
--------------------------------------------------------------------------------
Outstanding at
  beginning of year                156     $15.38           153      $16.20
  Granted:
   Quarter ended March 31            -(1)  $ 9.26             7      $13.15
   Quarter ended June 30             2     $ 8.93             2      $12.12
   Quarter ended September 30        -(1)  $11.30             2      $ 9.68
--------------------------------------------------------------------------------
    Total granted                    2     $ 9.09            11      $12.42
  Exercised                         (4)    $ 6.23            (4)     $ 6.53
  Canceled                         (12)    $18.58            (8)     $20.58
--------------------------------------------------------------------------------
Outstanding
  at September 30                  142     $15.26           152      $15.92
================================================================================
Exercisable
  at September 30                   85     $14.27            73      $12.65
--------------------------------------------------------------------------------
Available for future
  grant at September 30             41                       47
--------------------------------------------------------------------------------
Weighted-average fair
  value of options granted:
  Quarter ended March 31                   $ 4.34                    $ 6.33
  Quarter ended June 30                    $ 3.96                    $ 5.51
  Quarter ended September 30               $ 5.06                    $ 4.58
--------------------------------------------------------------------------------
(1) Less than 500,000 options were granted during each of the first and third quarters of 2003.

     The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

--------------------------------------------------------------------------------
                                                 Three Months Ended
                                       March 31,       June 30,    September 30,
                                    --------------  -------------  -------------
                                     2003    2002    2003   2002    2003   2002
--------------------------------------------------------------------------------
Expected dividend yield              .30%    .30%    .30%   .30%    .30%   .30%
Expected volatility                   52%     50%     49%    50%     49%    50%
Risk-free interest rate              2.9%    4.1%    2.6%   4.4%    2.9%   3.5%
Expected life (in years)                5       5       5      5       5      5
--------------------------------------------------------------------------------

     The Company applies Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees, and related interpretations, for its stock-based employee compensation plans. Because the Company grants stock option awards at market value, there is no compensation expense recorded, except for restructuring-related expense for modifications of officers' stock options.
     Had compensation expense for the Company's stock option awards been determined based on the Black-Scholes fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123 - Accounting for Stock-Based Compensation, the Company would have recorded additional compensation expense and its net income and EPS would have been reduced to the pro forma amounts presented in the following table:

--------------------------------------------------------------------------------
                                                Three              Nine
                                             Months Ended      Months Ended
                                             September 30,     September 30,
                                             2003    2002      2003    2002
--------------------------------------------------------------------------------
Compensation expense for stock
  options (after-tax):
   As reported                               $  6   $   -      $  6    $  2
   Pro forma (1)                             $ 31   $  36      $ 89    $114
--------------------------------------------------------------------------------
Net income (loss):
   As reported                               $127   $  (4)     $324    $188
   Pro forma                                 $102   $ (40)     $241    $ 76
--------------------------------------------------------------------------------
Basic EPS:
   As reported                               $.09   $   -      $.24    $.14
   Pro forma                                 $.08   $(.03)     $.18    $.06
Diluted EPS:
   As reported                               $.09   $   -      $.24    $.14
   Pro forma                                 $.07   $(.03)     $.18    $.06
--------------------------------------------------------------------------------
(1) Includes pro forma compensation expense related to stock options granted in both current and prior periods. Pro forma stock option compensation is amortized on a straight-line basis over the vesting period beginning with the month in which the option was granted.


4.   Restructuring

     In 2001, the Company initiated a restructuring plan to reduce operating expenses due to economic uncertainties and difficult market conditions. This restructuring plan was completed in 2002 and included a workforce reduction, a reduction in operating facilities, and the removal of certain systems hardware, software, and equipment from service. Included in these initiatives were costs associated with the withdrawal from certain international operations.
     In the third quarter of 2002, the Company commenced additional restructuring initiatives due to continued difficult market conditions. These initiatives were intended to reduce operating expenses and adjust the Company's organizational structure to improve productivity, enhance efficiency, and increase profitability. The restructuring initiatives were substantially completed in 2002 and primarily included further reductions in the Company's workforce and facilities.
     In the third quarter of 2003, the Company commenced additional restructuring initiatives to further adjust the Company's workforce and facilities in response to the market environment and the 2002 restructuring initiatives, which resulted in the centralization of several support functions. The third quarter initiatives included mandatory staff reductions of 175 employees and the consolidation of certain facilities, including 20 Schwab domestic branch offices. The Company recorded pre-tax restructuring charges of $31 million in the third quarter of 2003 related to these restructuring initiatives.
     The Company recorded total pre-tax restructuring charges of $37 million and $61 million in the third quarter of 2003 and first nine months of 2003, respectively. These charges include the amounts noted above related to the 2003 restructuring initiatives, as well as charges primarily due to changes in estimates of sublease income associated with previously announced efforts to sublease excess facilities. The Company recorded total pre-tax restructuring charges of $159 million and $188 million in the third quarter of 2002 and first nine months of 2002, respectively, all of which related to its 2001 and 2002 restructuring initiatives. The actual costs of the Company's restructuring initiatives could differ from the estimated costs, depending primarily on the Company's ability to sublease properties.

     A summary of the activity in the restructuring reserve related to the Company's restructuring initiatives for the third quarter of 2003 and the nine months ended September 30, 2003 is as follows:

--------------------------------------------------------------------------------
Three months ended                       Workforce     Facilities
   September 30, 2003                    Reduction     Reduction      Total
--------------------------------------------------------------------------------
Balance at June 30, 2003                  $  27         $  218        $ 245
Restructuring charges                        21             16           37
Cash payments                               (12)           (20)         (32)
Non-cash charges (1)                         (8)            (1)          (9)
Other (2)                                     -              2            2
--------------------------------------------------------------------------------
Balance at September 30, 2003             $  28 (3)     $  215 (4)    $ 243
================================================================================

--------------------------------------------------------------------------------
Nine months ended                        Workforce     Facilities
   September 30, 2003                    Reduction     Reduction      Total
--------------------------------------------------------------------------------
Balance at December 31, 2002              $  68         $  227        $ 295
Balance related to discontinued
   operations                                 -             (3)          (3)
Restructuring charges                        21             40           61
Cash payments                               (53)           (54)        (107)
Non-cash charges (1)                         (8)            (1)          (9)
Other (2)                                     -              6            6
--------------------------------------------------------------------------------
Balance at September 30, 2003             $  28 (3)     $  215 (4)    $ 243
================================================================================
(1) Primarily includes charges for officers' stock option compensation and write-downs of fixed assets.
(2) Primarily includes the accretion of facilities restructuring reserves, which are initially recorded at net present value. Accretion expense is recorded in occupancy and equipment expense on the Company's Condensed Consolidated Statement of Income.
(3) Includes $4 million, $12 million, and $12 million related to the Company's 2001, 2002, and 2003 restructuring initiatives, respectively. The Company expects to substantially utilize the remaining workforce reduction reserve through cash payments for severance pay and benefits over the respective severance periods through 2005.
(4) Includes $123 million, $85 million, and $7 million related to the Company's 2001, 2002, and 2003 restructuring initiatives, respectively. The Company expects to substantially utilize the remaining facilities reduction reserve through cash payments for the net lease expense over the respective lease terms through 2017.


5.   Sale of Corporate Trust Business

     In June 2001, U.S. Trust sold its Corporate Trust business to The Bank of New York Company, Inc. During the first quarter of 2002, the Company recorded an extraordinary gain of $22 million, or $12 million after tax, which represented the remaining proceeds from this sale that were realized upon satisfaction of certain client retention requirements.


6.   Discontinued Operations

     On January 31, 2003, the Company sold its United Kingdom (U.K.) brokerage subsidiary, Charles Schwab Europe (CSE), to Barclays PLC. The results of the operations of CSE, net of income taxes, have been presented as discontinued operations on the Condensed Consolidated Statement of Income. A summary of revenues and pre-tax gains (losses) for CSE is as follows:

--------------------------------------------------------------------------------
                                                 Three            Nine
                                              Months Ended    Months Ended
                                              September 30,   September 30,
                                              2003    2002    2003    2002
--------------------------------------------------------------------------------
Revenues                                      $  -    $ 11    $  4    $ 34
Pre-tax gains (losses)                        $  5    $ (5)   $  -    $(16)
After-tax gains (losses)                      $  3    $ (3)   $  -    $(10)
--------------------------------------------------------------------------------

     An after-tax loss of $2 million on the sale was recorded in the first quarter of 2003 and included the estimated costs associated with certain CSE obligations that were retained by the Company, principally related to facilities leases and other contracts. In the third quarter of 2003, the Company recorded a pre-tax gain of $5 million (after-tax gain of $3 million) primarily due to changes in estimates of costs related to this sale.


7.   Business Acquisition and Divestiture

     In June 2003, the Company sold its investment in Aitken Campbell, a market-making joint venture in the U.K., to the Company's joint venture partner, TD Waterhouse Group, Inc. In the first quarter of 2003, the Company recorded an impairment charge of $5 million pre tax to reduce the carrying value of its investment and a deferred income tax benefit of $16 million that was realized following the completion of the sale. The Company's share of Aitken Campbell's historical earnings, which was accounted for under the equity method, has not been material to the Company's results of operations, EPS, or cash flows.
     In June 2003, the Company announced that U.S. Trust agreed to acquire State Street Corporation's Private Asset Management group, a provider of wealth management services to clients in the New England area, for $365 million to be paid in cash, subject to certain possible adjustments. See note "16 - Subsequent Event" for further discussion on this acquisition.

8.   Loans to Banking Clients and Related Allowance for Credit Losses

     An analysis of the composition of the loan portfolio is as follows:

--------------------------------------------------------------------------------
                                              September 30,       December 31,
                                                  2003                2002
--------------------------------------------------------------------------------
Residential real estate mortgages              $ 4,514             $ 3,580
Consumer loans                                     681                 630
Other                                              447                 369
--------------------------------------------------------------------------------
  Total loans                                    5,642               4,579
  Less: allowance for credit losses                (26)                (24)
Loans to banking clients - net                 $ 5,616             $ 4,555
================================================================================

     Included in the loan portfolio are nonaccrual loans totaling $1 million at both September 30, 2003 and December 31, 2002. Nonaccrual loans are considered impaired by the Company, and represent all of the Company's nonperforming assets at both September 30, 2003 and December 31, 2002. For each of the three- and nine-month periods ended September 30, 2003 and 2002, the impact of interest revenue which would have been earned on nonaccrual loans versus interest revenue recognized on these loans was not material to the Company's results of operations.
     The amount of loans accruing interest that were contractually 90 days or more past due was immaterial at both September 30, 2003 and December 31, 2002.
     Recoveries and charge-offs related to the allowance for credit losses on the loan portfolio were not material for each of the three- and nine-month periods ended September 30, 2003 and 2002.


9.   Deposits from Banking Clients

     Deposits from banking clients consist of money market and other savings deposits, noninterest-bearing deposits and certificates of deposit. Deposits from banking clients are as follows:

--------------------------------------------------------------------------------
                                              September 30,        December 31,
                                                  2003                 2002
--------------------------------------------------------------------------------
Interest-bearing deposits                      $ 5,951              $ 4,471
Noninterest-bearing deposits                       557                  760
--------------------------------------------------------------------------------
  Total                                        $ 6,508              $ 5,231
================================================================================

     The average rate paid by the Company on its interest-bearing deposits from banking clients was 1.72% and 2.39% for the three-month periods ended September 30, 2003 and 2002, respectively, and 1.90% and 2.37% for the nine-month periods ended September 30, 2003 and 2002, respectively.


10.  Comprehensive Income

     Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is presented in the following table:

--------------------------------------------------------------------------------
                                                  Three             Nine
                                               Months Ended     Months Ended
                                               September 30,    September 30,
                                               2003    2002     2003    2002
--------------------------------------------------------------------------------
Net income (loss)                              $127    $ (4)    $324    $188
Other comprehensive income (loss):
   Net gain (loss) on cash flow
     hedging instruments                          7      (8)      13     (10)
   Foreign currency translation
     adjustment                                   -       2        5       8
   Change in net unrealized gain
     on securities available for sale           (10)     10      (12)     17
--------------------------------------------------------------------------------
Total comprehensive income,
   net of tax                                  $124    $  -     $330    $203
================================================================================

11.  Earnings Per Share

     Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. EPS under the basic and diluted computations are presented in the following table:

--------------------------------------------------------------------------------
                                                Three              Nine
                                             Months Ended      Months Ended
                                             September 30,     September 30,
                                             2003    2002      2003    2002
--------------------------------------------------------------------------------
Net income (loss)                           $ 127   $  (4)    $ 324   $ 188
--------------------------------------------------------------------------------
Weighted-average common
   shares outstanding - basic               1,342   1,358     1,341   1,364
Common stock equivalent shares
   related to stock incentive plans            24       -        20      18
--------------------------------------------------------------------------------
Weighted-average common
   shares outstanding - diluted             1,366   1,358     1,361   1,382
================================================================================
Basic EPS:
Income (loss) from continuing
   operations before
   extraordinary gain                       $ .09   $   -     $ .24   $ .14
Gain (loss) from discontinued
   operations, net of tax                       -       -         -   $(.01)
Extraordinary gain, net of
   tax expense                                  -       -         -   $ .01
Net income (loss)                           $ .09   $   -     $ .24   $ .14
--------------------------------------------------------------------------------
Diluted EPS:
Income (loss) from continuing
   operations before
   extraordinary gain (1)                   $ .09   $   -     $ .24   $ .14
Gain (loss) from discontinued
   operations, net of tax                       -       -         -   $(.01)
Extraordinary gain, net of
   tax expense                                  -       -         -   $ .01
Net income (loss)                           $ .09   $   -     $ .24   $ .14
--------------------------------------------------------------------------------
(1) For the three months ended September 30, 2002 this computation excludes common stock equivalent shares related to stock incentive plans of 14 million because inclusion of such shares would be antidilutive.

     The  computation  of diluted  EPS  excludes  outstanding  stock  options to purchase 88 million and 114 million shares for the three months ended September 30, 2003 and 2002, respectively, and 111 million and 114 million shares for the nine months ended September 30, 2003 and 2002, respectively, because the exercise prices for those options were greater than the average market price of the common shares, and therefore the effect would be antidilutive.


12.  Regulatory Requirements

     CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended (the Act).
     Under the Act, the Federal Reserve Board has established consolidated capital requirements for bank holding companies. The regulatory capital and ratios of the Company, U.S. Trust, United States Trust Company of New York (U.S. Trust NY), and Schwab Bank are presented in the following table:

--------------------------------------------------------------------------------
                                         2003                    2002
                                  -----------------       -----------------
September 30,                     Amount   Ratio(1)       Amount   Ratio(1)
--------------------------------------------------------------------------------

Tier 1 Capital:
  Company                        $ 3,784      23.6%      $ 3,574      23.5%
  U.S. Trust                     $   647      15.3%      $   618      17.5%
  U.S. Trust NY                  $   361      10.3%      $   381      13.4%
  Schwab Bank(2)                 $   276      60.0%            -          -
Total Capital:
  Company                        $ 3,813      23.7%      $ 3,601      23.7%
  U.S. Trust                     $   673      15.9%      $   641      18.2%
  U.S. Trust NY                  $   384      10.9%      $   401      14.1%
  Schwab Bank(2)                 $   276      60.0%            -          -
Tier 1 Leverage:
  Company                        $ 3,784       9.0%      $ 3,574       9.6%
  U.S. Trust                     $   647       8.8%      $   618       9.5%
  U.S. Trust NY                  $   361       5.9%      $   381       7.3%
  Schwab Bank(2)                 $   276      24.7%            -          -
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

     Based on their respective regulatory capital ratios at September 30, 2003 and 2002, the Company, U.S. Trust, and U.S. Trust NY are considered well capitalized (the highest category). Additionally, based on its regulatory capital ratios at September 30, 2003, Schwab Bank is also considered well capitalized. There are no conditions or events that management believes have changed the Company's, U.S. Trust's, U.S. Trust NY's or Schwab Bank's well-capitalized status.
     In the first quarter of 2003, the Company implemented a value-at-risk (VAR) model to estimate the risks associated with its inventory portfolios. Since VAR is considered to be a comprehensive measurement tool for estimating market risk, the Federal Reserve Board requires certain bank holding companies to incorporate VAR in determining their Tier 1 Capital and Total Capital ratios. The implementation of VAR had the effect of increasing both the Company's Tier 1 Capital and Total Capital ratios by .9% at September 30, 2003.
     Schwab and SCM are subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule). Schwab and SCM compute net capital under the alternative method permitted by this Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. The minimum dollar requirement for both Schwab and SCM is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement. At September 30, 2003, Schwab's net capital was $1.2 billion (16% of aggregate debit balances), which was $1.1 billion in excess of its minimum required net capital and $832 million in excess of 5% of aggregate debit balances. At September 30, 2003, SCM's net capital was $76 million, which was $75 million in excess of its minimum required net capital.


13.  Commitments and Contingent Liabilities

     Guarantees: The Company provides certain indemnifications (i.e., protection against damage or loss) to counterparties in connection with the disposition of certain of its assets. These indemnification agreements have various expiration dates and the Company's liability under these agreements is generally limited to certain maximum amounts. The Company, however, remains subject to certain uncapped potential liabilities. Other than the possible uncapped obligations, at September 30, 2003, the Company's maximum potential liability under these indemnification agreements is limited to approximately $100 million.
     Standby  letters of credit  (LOCs) are  conditional  commitments  issued by
U.S. Trust to guarantee the performance of a client to a third party. At September 30, 2003, U.S. Trust had LOCs outstanding totaling $73 million, which are short-term in nature and generally expire within one year.
     In accordance with FIN No. 45, the Company recognizes, at the inception of a guarantee, a liability for the estimated fair value of the obligation undertaken in issuing the guarantee. The fair values of the obligations relating to LOCs are estimated based on fees charged to enter into similar agreements, considering the creditworthiness of the counterparties. The fair values of the obligations relating to other guarantees are estimated based on transactions for similar guarantees or expected present value measures. The Company does not believe that any material loss related to indemnification agreements, including the uncapped indemnification obligations, or LOCs is likely and therefore at September 30, 2003, the liabilities recorded for these guarantees are immaterial.
     Legal contingencies: The nature of the Company's business subjects it to claims, lawsuits, regulatory examinations, and other proceedings in the ordinary course of business. The results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company's results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company's financial condition, results of operations, and cash flows. However, it is the opinion of management, after consultation with legal counsel, that the ultimate outcome of existing claims and proceedings will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.
     For further discussion of legal proceedings, see Part II - Other Information, Item 1 - Legal Proceedings.


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

--------------------------------------------------------------------------------
                                               Three               Nine
                                            Months Ended       Months Ended
                                            September 30,      September 30,
                                            2003    2002       2003    2002
--------------------------------------------------------------------------------
Revenues:
Individual Investor                       $  605  $  584     $1,699  $1,774
Institutional Investor                       210     211        602     632
Capital Markets                               78      65        208     196
U.S. Trust                                   158     160        460     503
--------------------------------------------------------------------------------
  Total                                   $1,051  $1,020     $2,969  $3,105
================================================================================
Adjusted operating income
  (loss) before taxes:
Individual Investor                       $  153  $   95     $  293  $  229
Institutional Investor                        53      37        174     162
Capital Markets                               (4)     (5)        (7)      9
U.S. Trust (1)                                32      31         82     111
--------------------------------------------------------------------------------
Adjusted operating income
  before taxes                               234     158        542     511
Excluded items (2)                           (37)   (159)       (66)   (215)
--------------------------------------------------------------------------------
Income (loss) from continuing
  operations before taxes on
  income and extraordinary gain              197      (1)       476     296
Taxes on income                              (73)      -       (152)   (110)
Gain (loss) from discontinued
  operations, net of tax (3)                   3      (3)         -     (10)
Extraordinary gain on sale of
  corporate trust business,
  net of tax expense                           -       -          -      12
--------------------------------------------------------------------------------
Net Income (Loss)                         $  127  $   (4)    $  324  $  188
================================================================================
(1) Excludes an extraordinary pre-tax gain of $22 million for the nine months ended September 30, 2002 relating to the sale of U.S. Trust's Corporate Trust business (see note "5 - Sale of Corporate Trust Business").
(2)  Includes  restructuring charges of $37 million and $61 million (see note "4
     - Restructuring") for the three and nine months ended September 30, 2003, respectively. Also includes an impairment charge of $5 million related to the Company's investment in its U.K. market-making operation for the nine months ended September 30, 2003 (see note "7 - Business Acquisition and
     Divestiture").   Includes   restructuring   charges  of  $159 million   and
     $188 million for the three and nine months ended September 30, 2002, respectively, and acquisition-related charges of $27 million for the nine months ended September 30, 2002.
(3) Represents the impact of the Company's sale of its U.K. brokerage subsidiary, which was previously included in the Individual Investor segment (see note "6 - Discontinued Operations").


15.  Supplemental Cash Flow Information

     Certain information affecting the cash flows of the Company is presented in the following table:

--------------------------------------------------------------------------------
                                                                  Nine
                                                              Months Ended
                                                              September 30,
                                                             2003       2002
--------------------------------------------------------------------------------
Income taxes paid                                           $ 167      $  81
--------------------------------------------------------------------------------
Interest paid:
  Brokerage client cash balances                            $  63      $ 135
  Deposits from banking clients                                65         63
  Long-term debt                                               33         51
  Short-term borrowings                                        12         19
  Other                                                        13          5
--------------------------------------------------------------------------------
Total interest paid                                         $ 186      $ 273
================================================================================
Non-cash investing and financing activities:
  Consolidation of special purpose trust: (1)
   Building and land                                        $ 229          -
   Long-term debt and other liabilities                     $ 228          -
  Common stock and options issued
   for purchase of businesses                               $   4      $   4
--------------------------------------------------------------------------------
(1) Upon adoption of FIN No. 46 in the first quarter of 2003, the Company consolidated a special purpose trust. See note "2 - New Accounting Standards."


16.  Subsequent Event

     U.S. Trust's acquisition of State Street Corporation's Private Asset Management group closed on October 31, 2003.

                         THE CHARLES SCHWAB CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             Description of Business

     The Company: The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide securities brokerage, banking, and related financial services for 7.6 million active client accounts(a). Client assets in these accounts totaled $876.7 billion at September 30, 2003. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 352 domestic branch offices in 48 states, as well as a branch in the Commonwealth of Puerto Rico. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services with 34 offices in 13 states. Other subsidiaries include Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab's proprietary mutual funds, Schwab Capital Markets L.P. (SCM), a market maker in Nasdaq and other securities providing trade execution services primarily to broker-dealers and institutional clients, CyberTrader, Inc. (CyberTrader), an electronic trading technology and brokerage firm providing services to highly active, online traders, and Charles Schwab Bank, N.A. (Schwab Bank), a retail bank which commenced  operations  in the  second  quarter  of 2003.
     The  Company  provides  financial  services to  individuals,  institutional clients, and broker-dealers through four segments - Individual Investor, Institutional Investor, Capital Markets, and U.S. Trust. The Individual Investor segment includes the Company's retail brokerage and banking operations. The Institutional Investor segment provides custodial, trading and support services to independent investment advisors (IAs), serves company 401(k) plan sponsors and third-party administrators, and supports company stock option plans. The Capital Markets segment provides trade execution services in Nasdaq, exchange-listed, and other securities primarily to broker-dealers, including Schwab, and institutional clients. The U.S. Trust segment provides investment, wealth management, custody, fiduciary, and private banking services to individual and institutional clients.

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

     For further discussion of the Company's business strategy, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Description of Business - Business Strategy" in the Company's 2002 Annual Report to Stockholders, which is filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2002. See also Item 1 - Business Narrative Description of Business - "Products, Services, and Advice Offerings" in the Company's Form 10-K for the year ended December 31, 2002. Significant recent developments relating to certain of these strategic priorities, as well as other significant developments, follow:

     Services for Affluent Investors: The Company's full-service advice and relationship service offering includes Schwab Advisor Network(R), Schwab Private Client(TM), and Schwab Equity Ratings(TM). The Schwab Advisor Network is a referral program that provides investors who want the assistance of an independent professional with access to approximately 330 participating IAs. Schwab Private Client is a fee-based service designed to help clients who want access to an ongoing, face-to-face advice relationship with a designated Schwab consultant while retaining day-to-day responsibility for their investment decisions. Schwab Equity Ratings provide clients with an objective stock rating system

--------
(a) Accounts with balances or activity within the preceding eight months. Reflects the removal of 192,000 accounts in the second quarter of 2003 related to the Company's withdrawal from the Employee Stock Purchase Plan business and the transfer of those accounts to other providers.

on more than 3,000 stocks, assigning each equity a single grade: A, B, C, D, or F.
     For investors enrolled in Schwab Private Client, the Company introduced the Schwab Personal Portfolio Dividend Equity(TM) account, a managed account that invests primarily in dividend-paying stocks that have been rated A or B by Schwab Equity Ratings.
     Schwab is focused on enhancing the support services it offers to IAs. IAs provide customized and personalized portfolio management and financial planning services to investors who prefer to delegate their financial management responsibilities to an independent professional. During the third quarter of 2003, the Company sponsored a series of 13 Institutional Workshops across the country. These workshops provided over 800 IA back office staff with training and suggestions designed to improve operating efficiency as part of our overall effort to help IAs focus on growing their practices. In addition, The Schwab Fund for Charitable Giving(R) introduced Charitable Asset Management, a service which enables IAs working with our Services for Investment Managers group or U.S. Trust to manage the donated assets in client Charitable Gift Accounts of $500,000 or more in a flexible, personalized manner.
     In June 2003, the Company announced that U.S. Trust agreed to acquire State Street Corporation's Private Asset Management group (PAM), a provider of wealth management services to clients in the New England area, for $365 million to be paid in cash, subject to certain possible adjustments. This transaction is intended to provide U.S. Trust with an immediate presence in an important wealth market, as well as enable the Company to add a full array of private banking capabilities to complement the investment management and fiduciary services already provided by PAM. See note "16 - Subsequent Event" in the Notes to Condensed Consolidated Financial Statements for further discussion on this acquisition.

     Services for Active Traders: In the third quarter of 2003, the Company announced a price reduction for those clients who trade more than 30 times a quarter - commissions were lowered to $14.95, or $.01 per share for trades over 1,000 shares with a $14.95 minimum. Additionally, the Company introduced the Profit Taking Strategies online seminar, which covers strategies for setting and adhering to price targets. The Company also commenced a new service that enables CyberTrader(R) clients to trade E-mini S&P 500(R) and Nasdaq 100 stock index futures contracts.

     Corporate Services: In the third quarter of 2003, the Company launched a new service for participants in bundled 401(k) plans serviced by Schwab. Participants in these plans now have either online, telephonic, or in-person access to customized advice provided by a third party, including specific recommendations about savings rates and the core investment fund choices available in a given retirement plan. Participants also have the option of automatic account rebalancing.

     Banking and Other Financial Products: Schwab Bank received final regulatory approvals and commenced operations as a retail bank in the second quarter of 2003. Schwab Bank is focused on providing mortgage, home equity line of credit, and deposit services to Schwab's existing clients, as well as new clients. Schwab Bank offers its products through a variety of channels, including its main office in Reno, Nevada, as well as telephone and online channels. During the third quarter of 2003, Schwab Bank originated $1.1 billion in first mortgages and outstanding home equity lines of credit totaled $101 million at quarter end. In addition, Schwab Bank's loan commitments at September 30, 2003 included approximately $350 million in first mortgages and approximately $450 million in new home equity lines of credit. Currently, substantially all fixed-rate first mortgage loans originated by Schwab Bank are intended for sale, and are classified as held for sale on the Company's Condensed Consolidated Balance Sheet. Schwab Bank had total assets of $1.6 billion and deposits from banking clients of $1.2 billion at September 30, 2003.

     Capital Markets: In the third quarter of 2003, the Company increased its institutional equities trading capabilities by adding 2 more professionals to lead its sales function for exchange-listed securities and a new Chicago office. Revenues from institutional equities trading were $91 million in the first nine months of 2003, up 78% from the first nine months of 2002. Institutional equities trading is an integral part of the Schwab Liquidity Network(TM), a market-making system that pools the orders of the Company's individual investor client base with those of hundreds of broker-dealers and institutional investment firms in a manner designed to offer greater opportunities for the best possible price on most stock trades. The Schwab Liquidity Network traded over 11,000 securities at September 30, 2003, up from about 5,000 securities at its launch in February 2003.

     Other Significant Developments: The Company introduced the Schwab Dividend Equity Fund(TM), a mutual fund designed to offer clients current income and capital appreciation by primarily investing in dividend-paying stocks that have been rated A or B by Schwab Equity Ratings. This fund, which recognizes the importance of recent changes in dividend taxation, is the fourth member of the SchwabFunds Family(R) that utilizes Schwab Equity Ratings to help guide stock selection.

     Regulatory Developments: As with other major mutual fund companies in the United States and broker-dealers that distribute mutual fund shares, affiliates of the Company are responding to inquiries from federal and state regulators as part of an industry-wide review of mutual fund trading, distribution and servicing practices. These inquiries include examinations by the Securities and Exchange Commission of affiliates of CSC and USTC, and subpoenas issued to affiliates of USTC by the New York State Attorney General. The Company is cooperating with regulators and is conducting its own review of fund trading, distribution and servicing practices at or through Company affiliates. Among other things, the Company is investigating circumstances in which a small number of parties were permitted to engage in short-term trading of U.S. Trust's Excelsior(R) Funds; and a limited number of instances at Schwab in which fund orders may have been entered or processed after the 4:00 p.m. E.S.T. closing time in a manner contrary to Schwab policies. The Company's investigation is ongoing and the Company is taking steps to ensure compliance with its policies on market timing and late trading.
     In addition, various securities regulators are considering new regulations concerning mutual fund distribution and servicing, some of which, if adopted, could have a negative impact on mutual fund investing generally, including investments through mutual fund supermarkets such as the Company's Mutual Fund Marketplace(R) service. The Company is currently unable to predict whether any such regulations will be adopted or the final form of any potential new regulations.

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

                           Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as "believe," "expect," "intend," "plan," "will," "may," and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management's beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company's senior management. These statements relate to, among other things, the Company's ability to achieve its strategic priorities (see Description of Business - Business Strategy), the impact of potential new regulations concerning mutual fund distribution and servicing (see Description of Business - Business Strategy
- Regulatory Developments), the potential impact of future strategic transactions (see Risk Management), the impact of expense reduction measures on the Company's results of operations (see Financial Overview), sources of liquidity and capital (see Liquidity and Capital Resources - Liquidity and - Commitments), the Company's cash position, cash flows, and capital expenditures (see Liquidity and Capital Resources - Cash and Capital Resources), the impact of the Company's trading risk as estimated by a value-at-risk measurement methodology (see Item 3 - Quantitative and Qualitative Disclosures About Market Risk - Financial Instruments Held For Trading Purposes), net interest expense under interest rate swaps (see Item 3 - Quantitative and Qualitative Disclosures About Market Risk - Financial Instruments Held For Purposes Other Than Trading - Interest Rate Swaps), and contingent liabilities (see Part II - Other Information, Item 1 - Legal Proceedings). Achievement of the expressed beliefs, objectives and expectations described in these statements is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed beliefs, objectives and expectations.
     Important factors that may cause such differences are noted in this interim report and include, but are not limited to: the Company's success in building fee-based relationships with its clients; the effect of client trading patterns on Company revenues and earnings; changes in revenues and profit margin due to cyclical securities markets and fluctuations in interest rates; the level and continuing volatility of equity prices; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices, trading volumes, and investor confidence; geopolitical developments affecting the securities markets, the economy, and investor sentiment; the size and number of the Company's insurance claims; and a significant decline in the real estate market, including the Company's ability to sublease certain properties. Other more general factors that may cause such differences include, but are not limited to: the Company's inability to attract and retain key personnel; the timing and impact of changes in the Company's level of investments in personnel, technology, or advertising; changes in technology; computer system failures and security breaches; evolving legislation, regulation and changing industry practices adversely affecting the Company; adverse results of litigation or regulatory matters; the inability to obtain external financing at acceptable rates; the effects of competitors' pricing, product and service decisions; and intensified industry competition and consolidation.

                          Critical Accounting Policies

     Certain of the Company's accounting policies that involve a higher degree of judgment and complexity are discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition - Critical Accounting Policies" in the Company's 2002 Annual Report to Stockholders, which is filed as
Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2002. There have been no material changes to these critical accounting policies during the first nine months of 2003.


             Three Months Ended September 30, 2003 Compared To Three
                        Months Ended September 30, 2002

     All references to EPS information in this report reflect diluted earnings per share unless otherwise noted.

FINANCIAL OVERVIEW

     The Company's financial performance in the third quarter of 2003 reflects continued improvement in the market environment, which led to higher levels of client asset valuations and trading activity. The Company's trading revenues increased 4% from the third quarter of 2002, primarily due to higher client trading activity, partially offset by lower average revenue per trade (reflected in commission revenues).
     Non-trading revenues, which include asset management and administration fees, interest revenue, net of interest expense (referred to as net interest revenue), and other revenues, increased 3% in the third quarter of 2003 compared to the year-ago level. The increase in non-trading revenues was primarily due to an 8% increase in asset management and administration fees, partially offset by an 11% decrease in net interest revenue. The increase in asset management and administration fees was primarily due to increases in average assets in and service fees earned on Schwab's Mutual Fund OneSource(R) service, as well as higher account fees. The decrease in net interest revenues was primarily due to lower rates received on and lower levels of margin loans to clients.
     Total expenses excluding interest during the third quarter of 2003 were $854 million, down 16% from the third quarter of 2002. This decrease was primarily due to lower restructuring charges and decreases in almost all expense categories as a result of the Company's continued expense reduction measures.
     On January 31, 2003, the Company sold its United Kingdom (U.K.) brokerage subsidiary, Charles Schwab Europe (CSE), to Barclays PLC (Barclays). The results of CSE's operations have been summarized as gain or loss from discontinued operations, net of tax, on the Condensed Consolidated Statement of Income. The reported gain was $3 million for the third quarter of 2003, primarily due to changes in estimates of costs related to this sale, compared to a loss of $3 million for the third quarter of 2002. The Company's consolidated prior period revenues, expenses, and taxes on income have been adjusted to reflect this presentation. For further information, see note "6 - Discontinued Operations" in the Notes to Condensed Consolidated Financial Statements.
     Income from continuing operations before taxes on income and extraordinary gain was $197 million for the third quarter of 2003, compared to a $1 million loss from continuing operations before taxes and extraordinary gain in the third quarter of 2002. This increase was primarily due to the combination of factors discussed separately above - lower restructuring charges and declines in almost all expense categories, as well as higher revenues. Net income for the third quarter of 2003 was $127 million, or $.09 per share, compared to a net loss of $4 million for the third quarter of 2002. The change from a net loss to net income was primarily due to higher income from continuing operations before taxes on income and extraordinary gain as discussed above. The Company's after-tax profit margin for the third quarter of 2003 was 12.1%, up from (.4%) for the third quarter of 2002. The annualized return on stockholders' equity for the third quarter of 2003 was 12%, up from 0% for the third quarter of 2002.
     In the third quarter of 2003, net income of $127 million included the following items which in total had the effect of decreasing after-tax income by $20 million: $23 million of restructuring charges and a $3 million gain from discontinued operations. In the third quarter of 2002, net loss of $4 million included the following items which in total had the effect of decreasing after-tax income by $103 million: $100 million of restructuring charges and a $3 million loss from discontinued operations.

Segment Information: In evaluating the financial performance of the Company's segments, management uses adjusted operating income, a non-generally accepted accounting principles (non-GAAP) income measure which excludes the items described in the preceding paragraph. Management believes that adjusted operating income is a useful indicator of the ongoing financial performance of the Company's segments, and a tool that can provide meaningful insight into financial performance without the effects of certain material items that are not expected to be an ongoing part of operations. As detailed in note "14 - Segment Information" in the Notes to Condensed Consolidated Financial Statements, adjusted operating income before taxes was $234 million for the third quarter of 2003, up $76 million, or 48%, from the third quarter of 2002 primarily due to increases of $58 million, or 61%, in the Individual Investor segment and $16 million, or 43%, in the Institutional Investor segment. The increase in the Individual Investor segment was primarily due to lower expenses as a result of the Company's expense reduction measures and higher revenues resulting from increased client trading activity. The increase in the Institutional Investor segment was primarily due to lower expenses as a result of the Company's expense reduction measures.

Restructuring: In 2001, the Company initiated a restructuring plan to reduce operating expenses due to economic uncertainties and difficult market conditions. The restructuring plan was completed in 2002 and included a workforce reduction, a reduction in operating facilities, and the removal of certain systems hardware, software, and equipment from service. Included in these initiatives were costs associated with the withdrawal from certain international operations.
     In the third quarter of 2002, the Company commenced additional restructuring initiatives due to continued difficult market conditions. These initiatives were intended to reduce operating expenses and adjust the Company's organizational structure to improve productivity, enhance efficiency, and increase profitability. These restructuring initiatives were substantially completed in 2002 and primarily included further reductions in the Company's workforce and facilities.
     In the third quarter of 2003, the Company commenced additional restructuring initiatives to further adjust the Company's workforce and facilities in response to the market environment and the 2002 restructuring initiatives, which resulted in the centralization of several support functions. These initiatives include mandatory staff reductions of approximately 265 employees and the consolidation of certain facilities. Although the workforce and facilities decisions were made and communicated in the third quarter, the accounting treatment of the related expense spans both the third and fourth quarters of 2003. The Company recorded pre-tax restructuring charges of $31 million in the third quarter of 2003, primarily reflecting severance costs for approximately 175 employees and the consolidation of certain facilities, including 20 Schwab domestic branch offices. The Company expects to recognize pre-tax restructuring charges in the fourth quarter of 2003 of approximately $20 million, reflecting severance costs for the approximately 90 remaining employees who were notified in the third quarter and the consolidation of certain facilities, including 13 additional Schwab domestic branch offices. The Company expects that selective hiring in certain areas will offset some of the mandatory staff reductions. The actual costs of these restructuring initiatives could differ from the estimated costs, depending primarily on the Company's ability to sublease properties. The Company estimates that its 2003 restructuring initiatives will reduce pre-tax operating expenses for full-year 2004 by approximately $40 million compared to annualized third quarter of 2003 operating expenses. The Company expects, however, that these reductions will be substantially offset by reinvestment in other areas of the Company.
     The Company recorded total pre-tax restructuring charges of $37 million in the third quarter of 2003. These charges include amounts related to the 2003 restructuring initiatives, as well as charges primarily due to changes in estimates of sublease income associated with previously announced efforts to sublease excess facilities. The Company recorded total pre-tax restructuring charges of $159 million in the third quarter of 2002, all of which related to its 2001 and 2002 restructuring initiatives.
     As of September 30, 2003, the remaining facilities restructuring reserve of $215 million related to the Company's restructuring initiatives is net of estimated future sublease income of approximately $320 million. This estimated future sublease income amount is determined based upon a number of factors, including current and expected commercial real estate lease rates in the respective properties' real estate markets, and estimated vacancy periods prior to execution of tenant subleases. At September 30, 2003, approximately 45% of the total square footage targeted for sublease under the restructuring initiatives has been subleased, up from approximately 25% at December 31, 2002.

     For further information on the Company's restructuring initiatives, see note "4 - Restructuring" in the Notes to Condensed Consolidated Financial Statements.

REVENUES

     Revenues increased by $31 million, or 3%, to $1.1 billion in the third quarter of 2003 compared to the third quarter of 2002, primarily due to a $36 million, or 8%, increase in asset management and administration fees and a $15 million, or 5%, increase in commission revenues, partially offset by a $23 million, or 11%, decrease in net interest revenue. The Company's non-trading revenues represented 65% of total revenues for each of the third quarters of 2003 and 2002 as shown in the following table:

--------------------------------------------------------------------------------
                                                                Three Months
                                                                    Ended
                                                                September 30,
Composition of Revenues                                         2003     2002
--------------------------------------------------------------------------------
Asset management and administration fees                         44%      42%
Net interest revenue                                             17       20
Other                                                             4        3
--------------------------------------------------------------------------------
   Total non-trading revenues                                    65       65
--------------------------------------------------------------------------------
Commissions                                                      30       30
Principal transactions                                            5        5
--------------------------------------------------------------------------------
   Total trading revenues                                        35       35
--------------------------------------------------------------------------------
Total                                                           100%     100%
================================================================================

     While the Individual Investor and Institutional Investor segments generate both trading and non-trading revenues, the Capital Markets segment generates primarily trading revenues and the U.S. Trust segment generates primarily non-trading revenues. The $31 million increase in revenues from the third quarter of 2002 was primarily due to increases in revenues of $21 million, or 4%, in the Individual Investor segment, and $13 million, or 20%, in the Capital Markets segment. See note "14 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.

Asset Management and Administration Fees

     Asset management and administration fees include mutual fund service fees, as well as fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for recordkeeping and shareholder services provided to third-party funds, and for transfer agent services, shareholder services, administration, and investment management provided to its proprietary funds. These fees are based upon the daily balances of client assets invested in third-party funds and upon the average daily net assets of the Company's proprietary funds. Mutual fund service fees are earned through the Individual Investor, Institutional Investor, and U.S. Trust segments. The Company also earns asset management and administration fees for financial services, including investment management and consulting, trust and fiduciary services, custody services, financial and estate planning, and private banking services, provided to individual and institutional clients. These fees are primarily based on the value and composition of assets under management and are earned through the U.S. Trust, Individual Investor, and Institutional Investor segments.
     Asset management and administration fees were $467 million for the third quarter of 2003, up $36 million from the third quarter of 2002, as shown in the following table (in millions):


--------------------------------------------------------------------------------
                                                         Three Months
                                                             Ended
                                                         September 30,  Percent
Asset Management and Administration Fees                 2003    2002   Change
--------------------------------------------------------------------------------

Mutual fund service fees:
   Proprietary funds
     (SchwabFunds(R), Excelsior(R) and other)            $223    $218       2%
   Mutual Fund OneSource(R)                                76      61      25
   Other                                                   13      10      30
Asset management and related services                     155     142       9
--------------------------------------------------------------------------------
   Total                                                 $467    $431       8%
================================================================================

     The increase in asset management and administration fees was primarily due to increases in average assets in and service fees earned on Schwabs Mutual Fund OneSource service, and higher asset-based fees from certain client relationships.
     Assets in client accounts were $876.7 billion at September 30, 2003, an increase of $149.9 billion, or 21%, from a year ago as shown in the following table. This increase from a year ago included net new client assets of $41.4 billion and net market gains of $108.5 billion related to client accounts.

--------------------------------------------------------------------------------
Change in Client Assets and Accounts
   (In billions, at quarter end,                       September 30,    Percent
   except as noted)                                    2003     2002    Change
--------------------------------------------------------------------------------
Assets in client accounts
   Schwab One(R), other cash
     equivalents and deposits
     from banking clients                            $ 31.8   $ 29.0       10%
   Proprietary funds (SchwabFunds(R),
     Excelsior(R) and other):
       Money market funds                             124.4    129.2       (4)
       Equity and bond funds                           30.7     26.8       15
--------------------------------------------------------------------------------
         Total proprietary funds                      155.1    156.0       (1)
--------------------------------------------------------------------------------
   Mutual Fund Marketplace(R) (1):
     Mutual Fund OneSource(R)                          90.1     70.0       29
     Mutual fund clearing services                     28.4     19.8       43
     All other                                         88.3     68.5       29
--------------------------------------------------------------------------------
         Total Mutual Fund Marketplace                206.8    158.3       31
--------------------------------------------------------------------------------
           Total mutual fund assets                   361.9    314.3       15
--------------------------------------------------------------------------------
   Equity and other securities (1)                    355.9    272.9       30
   Fixed income securities (2)                        134.6    117.5       15
   Margin loans outstanding                            (7.5)    (6.9)       9
--------------------------------------------------------------------------------
     Total client assets                             $876.7   $726.8       21%
================================================================================
Net change in assets
   in client accounts
   (for the quarter ended)
     Net new client assets                           $ 10.6   $ 10.6
     Net market gains (losses)                         21.4    (80.8)
---------------------------------------------------------------------
   Net growth (decline)                              $ 32.0   $(70.2)
=====================================================================
New client accounts
   (in thousands, for the
   quarter ended)                                     123.9    159.6      (22%)
Active client accounts
   (in millions) (3)                                    7.6      8.0       (5%)
--------------------------------------------------------------------------------
Active online Schwab client
   accounts (in millions) (4)                           4.0      4.2       (5%)
Online Schwab client assets                          $341.5   $279.1       22%
--------------------------------------------------------------------------------
(1)  Excludes all proprietary money market, equity, and bond funds.
(2) Includes $23.8 billion and $15.1 billion at September 30, 2003 and 2002, respectively, of certain other securities serviced by Schwab's fixed income division, including exchange-traded unit investment trusts, real estate investment trusts, and corporate debt.
(3) Active client accounts are defined as accounts with balances or activity within the preceding eight months. Reflects the removal of 192,000 accounts in the second quarter of 2003 related to the Company's withdrawal from the Employee Stock Purchase Plan business and the transfer of those accounts to other providers.
(4) Active online accounts are defined as all active individual and U.S. dollar-based international accounts within a household that has had at
     least  one  online  session   within  the  past  twelve  months.   Excludes
     independent investment advisor accounts and U.S. Trust accounts.

Commissions

     The Company earns revenues by executing client trades primarily through the Individual Investor and Institutional Investor segments, as well as the Capital Markets segment. These revenues are affected by the number of client accounts that trade, the average number of revenue-generating trades per account, and the average revenue earned per revenue trade. As shown in the following table (in millions), commission revenues for the Company were $320 million for the third quarter of 2003, up $15 million, or 5%, from the third quarter of 2002. This increase was primarily due to higher daily average trades, partially offset by lower average revenue per revenue trade.

--------------------------------------------------------------------------------
                                                     Three Months
                                                         Ended
                                                     September 30,     Percent
Commissions                                          2003     2002     Change
--------------------------------------------------------------------------------
Equity and other securities                         $ 267    $ 254         5%
Mutual funds                                           29       30        (3)
Options                                                24       21        14
--------------------------------------------------------------------------------
   Total                                            $ 320    $ 305         5%
================================================================================

     Total commission revenues include $17 million in the third quarter of 2003 and $20 million in the third quarter of 2002 related to certain securities serviced by Schwab's fixed income division, including exchange-traded unit investment trusts, real estate investment trusts, and corporate debt. Schwab's fixed income division also generates principal transaction revenues. Additionally, commission revenues include $29 million in the third quarter of 2003 and $15 million in the third quarter of 2002 related to Schwab's institutional trading business. Schwab's institutional trading business also generates principal transaction revenues, as well as other revenues.

     The Company's client trading activity is shown in the following table (in thousands):

--------------------------------------------------------------------------------
                                                     Three Months
                                                         Ended
                                                     September 30,     Percent
Daily Average Trades (1)                             2003     2002     Change
--------------------------------------------------------------------------------
Revenue Trades (2)
   Online                                           125.9    107.3        17%
   TeleBroker(R) and Schwab by Phone(TM)              4.8      5.4       (11)
   Regional client telephone service
     centers, branch offices, and other              14.4     16.4       (12)
--------------------------------------------------------------------------------
   Total                                            145.1    129.1        12%
================================================================================
Mutual Fund OneSource(R) and
   Other Asset-Based Trades
   Online                                            52.6     47.9        10%
   TeleBroker and Schwab by Phone                      .4       .3        33
   Regional client telephone service
     centers, branch offices, and other               5.0      8.3       (40)
--------------------------------------------------------------------------------
   Total                                             58.0     56.5         3%
================================================================================
Total Daily Average Trades
   Online                                           178.5    155.2        15%
   TeleBroker and Schwab by Phone                     5.2      5.7        (9)
   Regional client telephone service
     centers, branch offices, and other              19.4     24.7       (21)
--------------------------------------------------------------------------------
   Total                                            203.1    185.6         9%
================================================================================
(1) Effective in the third quarter of 2003, the Company considers reduced exchange trading sessions as half days in calculating daily average trades.
(2) Includes all client trades (both individuals and institutions) that generate either commission revenue or revenue from principal markups (i.e., fixed income).

     As shown in the following table, the total number of client revenue trades executed by the Company has increased 12% as the trading activity per account that traded has increased, slightly offset by decreases in the number of client accounts that traded during the quarter and the number of trading days.

--------------------------------------------------------------------------------
                                                     Three Months
                                                         Ended
                                                     September 30,     Percent
Trading Activity                                     2003     2002     Change
--------------------------------------------------------------------------------
Total revenue trades
   (in thousands) (1)                               9,215    8,263        12%
Accounts that traded during
   the quarter (in thousands)                       1,267    1,284        (1)
Average revenue trades
   per account that traded                            7.3      6.4        14
Trading frequency proxy (2)                           3.8      3.9        (3)
Number of trading days (3)                           63.5     64.0        (1)
Average revenue earned
   per revenue trade                               $36.96   $39.71        (7)
--------------------------------------------------------------------------------
(1) Includes all client trades (both individuals and institutions) that generate either commission revenue or revenue from principal markups (i.e., fixed income).
(2)  Represents annualized revenue trades per $100,000 in total client assets.
(3) Effective in the third quarter of 2003, the Company considers reduced exchange trading sessions as half days.

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

     Net interest revenue was $181 million for the third quarter of 2003, down $23 million, or 11%, from the third quarter of 2002 as shown in the following table (in millions):
--------------------------------------------------------------------------------
                                                     Three Months
                                                         Ended
                                                     September 30,     Percent
                                                     2003     2002     Change
--------------------------------------------------------------------------------
Interest Revenue
Margin loans to clients                             $  86    $ 107       (20%)
Investments, client-related                            67       87       (23)
Loans to banking clients                               57       59        (3)
Securities available for sale                          17       20       (15)
Other                                                   9       14       (36)
--------------------------------------------------------------------------------
   Total                                              236      287       (18)
--------------------------------------------------------------------------------
Interest Expense
Brokerage client cash balances                         14       41       (66)
Deposits from banking clients                          23       24        (4)
Long-term debt                                          8       10       (20)
Short-term borrowings                                   4        6       (33)
Other                                                   6        2       n/m
--------------------------------------------------------------------------------
   Total                                               55       83       (34)
--------------------------------------------------------------------------------
Net interest revenue                                $ 181    $ 204       (11%)
================================================================================
n/m  Not meaningful

     Client-related daily average balances, interest rates, and average net interest spread for the third quarters of 2003 and 2002 are summarized in the following table (dollars in millions):

--------------------------------------------------------------------------------
                                                        Three Months Ended
                                                            September 30,
                                                         2003         2002
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Investments (client-related):
  Average balance outstanding                        $ 22,168     $ 18,247
  Average interest rate                                 1.20%        1.90%
Margin loans to clients:
  Average balance outstanding                        $  7,159     $  7,344
  Average interest rate                                 4.78%        5.79%
Loans to banking clients:
  Average balance outstanding                        $  5,188     $  4,226
  Average interest rate                                 4.38%        5.57%
Securities available for sale:
  Average balance outstanding                        $  1,776     $  1,590
  Average interest rate                                 3.76%        5.22%
Average yield on interest-earning assets                2.50%        3.47%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                        $ 23,269     $ 22,232
  Average interest rate                                  .25%         .71%
Interest-bearing banking deposits:
  Average balance outstanding                        $  5,427     $  4,123
  Average interest rate                                 1.72%        2.39%
Other interest-bearing sources:
  Average balance outstanding                        $  2,898     $  1,022
  Average interest rate                                  .98%        2.18%
Average noninterest-bearing portion                  $  4,697     $  4,030
Average interest rate on funding sources                 .49%         .89%
Summary:
  Average yield on interest-earning assets              2.50%        3.47%
  Average interest rate on funding sources               .49%         .89%
--------------------------------------------------------------------------------
Average net interest spread                             2.01%        2.58%
================================================================================

     The decrease in net interest revenue from the third quarter of 2002 was primarily due to lower rates received on client-related investments, and lower levels of, and lower rates received on, margin loans to clients and the Company's cash and cash equivalents, partially offset by lower rates paid on brokerage client cash balances and higher average balances of client-related investments.

Principal Transactions

     Principal transaction revenues are primarily comprised of revenues from client fixed income securities trading activity, which are included in the Capital Markets, Individual Investor, and Institutional Investor segments, and net gains from market-making activities in equity securities, which are included in the Capital Markets segment. Factors that influence principal transaction revenues include the volume of client trades, market price volatility, average revenue per equity share traded, and changes in regulations and industry practices.
     Principal transaction revenues were $45 million for the third quarter of 2003, down $2 million, or 4%, from the third quarter of 2002, as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                     Three Months
                                                         Ended
                                                     September 30,      Percent
Principal Transactions                               2003     2002      Change
--------------------------------------------------------------------------------
Fixed income securities                              $ 22     $ 25        (12%)
Equity securities                                      23       19         21
Other                                                   -        3       (100)
--------------------------------------------------------------------------------
   Total (1)                                         $ 45     $ 47         (4%)
================================================================================
(1) Includes $6 million in the third quarter of 2003 and $9 million in the third quarter of 2002 related to Schwab's institutional trading business.

     The decrease in principal transaction revenues was primarily due to lower average revenue per equity share traded, partially offset by higher equity share volume handled by SCM as a result of increased institutional trading activity, as well as lower levels of revenues from client fixed income securities trading activity and revenues related to Schwab's specialist operations.

Other Revenues

     Other revenues include fees for services (such as order handling fees), account service fees, net gains and losses on certain investments, and software maintenance fees. Other revenues are earned primarily through the Individual Investor, Institutional Investor, and U.S. Trust segments. These revenues were $38 million for the third quarter of 2003, up $5 million, or 15%, from the third quarter of 2002. This increase was primarily due to net losses on investments in 2002 and gains on sales of loans in 2003, partially offset by lower service fees in 2003.

EXPENSES EXCLUDING INTEREST

     Total expenses excluding interest for the third quarter of 2003 was $854 million, down $167 million, or 16%, from the third quarter of 2002, primarily due to lower restructuring charges and decreases in almost all expense categories as a result of the Company's continued expense reduction measures.
     Compensation and benefits expense was $445 million for the third quarter of 2003, down $21 million, or 5%, from the third quarter of 2002 primarily due to a reduction in full-time equivalent employees and lower levels of employee benefits, partially offset by higher levels of incentive compensation and discretionary bonuses to employees.
     The following table shows a comparison of certain compensation and benefits components and employee data (dollars in millions, except as noted):

--------------------------------------------------------------------------------
                                                     Three Months
                                                         Ended
                                                     September 30,      Percent
Compensation and Benefits                            2003     2002      Change
--------------------------------------------------------------------------------
Salaries and wages                                  $ 293    $ 320         (8%)
Incentive and variable compensation                    93       73         27
Employee benefits and other                            59       73        (19)
--------------------------------------------------------------------------------
   Total                                            $ 445    $ 466         (5%)
================================================================================

Compensation and benefits expense as a
   % of total revenues                                42%      46%
Incentive and variable compensation as a
   % of compensation and benefits expense             21%      16%
Compensation for temporary employees,
   contractors and overtime hours as a
   % of compensation and benefits expense              6%       6%
Full-time equivalent employees
   (at end of quarter, in thousands) (1)             16.0     18.8        (15%)
Revenues per average full-time equivalent
   employee (in thousands)                          $65.5    $54.5         20%
-------------------------------------------------------------------------------
(1) Includes full-time, part-time and temporary employees, and persons employed on a contract basis.

     Employee benefits and other expenses decreased by $14 million, or 19%, from the third quarter of 2002 primarily due to the continued suspension of the Company's 401(k) employer contribution, which began in the first quarter of 2003, as well as a reduction in full-time equivalent employees, partially offset by higher health benefit costs.
     Advertising and market development expense was $32 million for the third quarter of 2003, down $18 million, or 36%, from the third quarter of 2002. The decrease was primarily due to reductions, as part of the Company's expense reduction measures, in media spending.
     The Company's effective income tax expense rate was 37.1% for the third quarter of 2003, compared to a tax benefit rate of 33.3% for the third quarter of 2002.

              Nine Months Ended September 30, 2003 Compared To Nine
                        Months Ended September 30, 2002


FINANCIAL OVERVIEW

     The Company's financial performance in the first nine months of 2003 reflects a continued rebound in the securities markets in the third quarter of 2003, following a difficult market environment which pressured both client asset valuations and trading activity for most of the first half of the year. The Company's trading revenues in the first nine months of 2003 decreased 4% from the year-ago period, primarily due to lower average revenue per equity share traded in the Capital Markets segment (reflected in principal transaction revenues), and lower client trading activity in the Individual Investor and Institutional Investor segments (reflected in commission revenues).
     Non-trading revenues decreased 4% in the first nine months of 2003 compared to the year-ago level. The decrease in non-trading revenues was primarily due to a 16% decrease in net interest revenue and a 13% decrease in other revenues, partially offset by a 2% increase in asset management and administration fees. Average margin loans to clients in the first nine months of 2003 decreased 21% from year-ago levels, which primarily caused the decline in net interest revenue. Total expenses excluding interest during the first nine months of 2003 were $2.5 billion, down 11% from $2.8 billion during the first nine months of 2002. This decrease was primarily due to lower restructuring charges and decreases in almost all expense categories as a result of the Company's continued expense reduction measures.
     The reported loss from discontinued operations related to the Company's sale of its U.K. brokerage subsidiary was $10 million for the first nine months of 2002, compared to a net gain of zero for the first nine months of 2003. For further information, see note "6 - Discontinued Operations" in the Notes to Condensed Consolidated Financial Statements.
     In June 2003, the Company sold its investment in Aitken Campbell, a market-making joint venture in the U.K., to the Company's joint venture partner, TD Waterhouse Group, Inc. In the first quarter of 2003, the Company recorded an impairment charge of $5 million pre tax to reduce the carrying value of its investment and an income tax benefit of $16 million. The Company's share of Aitken Campbell's historical earnings, which was accounted for under the equity method, has not been material to the Company's results of operations, EPS, or cash flows.
     Income from continuing operations before taxes on income and extraordinary gain was $476 million for the first nine months of 2003, up 61% from the first nine months of 2002. This increase was primarily due to the combination of factors discussed separately above - lower restructuring charges and declines in almost all expense categories, partially offset by lower revenues. Net income for the first nine months of 2003 was $324 million, or $.24 per share, up 72% from $188 million, or $.14 per share, for the first nine months of 2002. The Company's after-tax profit margin for the first nine months of 2003 was 10.9%, up from 6.1% for the first nine months of 2002. The annualized return on stockholders' equity for the first nine months of 2003 was 10%, up from 6% for the first nine months of 2002.
     In the first nine months of 2003, net income of $324 million included the following items which in total had the effect of decreasing after-tax income by $16 million: $38 million of restructuring charges, a $5 million investment write-down related to the Company's U.K. market-making operation, a $16 million tax benefit associated with the Company's sale of its U.K. market-making operation, and an $11 million tax benefit associated with the Company's merger with U.S. Trust. In the first nine months of 2002, net income of $188 million included the following items which in total had the effect of decreasing after-tax income by $131 million: a $10 million loss from discontinued operations, a $12 million extraordinary gain on the sale of U.S. Trust's corporate trust business, $117 million of restructuring charges, and $16 million of acquisition-related charges.

Segment Information: As detailed in note "14 - Segment Information" in the Notes to Condensed Consolidated Financial Statements, adjusted operating income before taxes (a non-GAAP income measure) was $542 million for the first nine months of 2003, up $31 million, or 6%, from the first nine months of 2002 primarily due to increases of $64 million, or 28%, in the Individual Investor segment and $12 million, or 7%, in the Institutional Investor segment, partially offset by a decrease of $29 million, or 26%, in the U.S. Trust segment. Additionally, the Capital Markets segment had a loss before taxes and excluded items of $7 million in the first nine months of 2003, compared to income before taxes and excluded items of $9 million in the first nine months of 2002. The changes in the Individual and Institutional Investor segments were due to lower expenses as a result of the Company's expense reduction measures, partially offset by lower client trading activity. The decrease in the U.S. Trust segment was primarily due to lower average client assets related to declines in market valuations. The decrease in the Capital Markets segment was primarily due to expense growth, primarily compensation expense, which exceeded revenue growth.

Restructuring: The Company recorded total pre-tax restructuring charges of $61 million in the first nine months of 2003. These charges include $31 million related to the Company's 2003 restructuring initiatives, as well as charges primarily due to changes in estimates of sublease income associated with previously announced efforts to sublease excess facilities. The Company recorded total pre-tax restructuring charges of $188 million in the first nine months of 2002, all of which related to its 2001 and 2002 restructuring initiatives.
     For further information on the Company's restructuring initiatives, see note "4 - Restructuring" in the Notes to Condensed Consolidated Financial Statements.

REVENUES

     Revenues decreased by $136 million, or 4%, to $3.0 billion in the first nine months of 2003 compared to the first nine months of 2002, due to a $99 million, or 16%, decrease in net interest revenue, a $26 million, or 18%, decrease in principal transaction revenues, a $20 million, or 2%, decrease in commission revenues, and a $15 million, or 13%, decrease in other revenues, partially offset by a $24 million, or 2%, increase in asset management and administration fees. The Company's non-trading revenues represented 67% of total revenues in the first nine months of 2003 and 2002 as shown in the following table:
--------------------------------------------------------------------------------
                                                           Nine Months
                                                              Ended
                                                          September 30,
Composition of Revenues                                   2003     2002
--------------------------------------------------------------------------------
Asset management and administration fees                   45%      42%
Net interest revenue                                       18       20
Other                                                       4        5
--------------------------------------------------------------------------------
   Total non-trading revenues                              67       67
--------------------------------------------------------------------------------
Commissions                                                29       29
Principal transactions                                      4        4
--------------------------------------------------------------------------------
   Total trading revenues                                  33       33
--------------------------------------------------------------------------------
Total                                                     100%     100%
================================================================================

     The $136 million decrease in revenues from the first nine months of 2002 was due to decreases in revenues of $75 million, or 4%, in the Individual Investor segment, $30 million, or 5%, in the Institutional Investor segment, and $43 million, or 9%, in the U.S. Trust segment, partially offset by a $12 million, or 6%, increase in the Capital Markets segment. See note "14 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.

Asset Management and Administration Fees

     Asset management and administration fees were $1.3 billion for the first nine months of 2003, up $24 million, or 2%, from the first nine months of 2002, as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                      Nine Months
                                                         Ended
                                                     September 30,   Percent
Asset Management and Administration Fees             2003     2002   Change
--------------------------------------------------------------------------------
Mutual fund service fees:
   Proprietary funds
    (SchwabFunds(R), Excelsior(R) and other)       $  663   $  655       1%
   Mutual Fund OneSource(R)                           200      204      (2)
   Other                                               36       30      20
Asset management and related services                 441      427       3
--------------------------------------------------------------------------------
   Total                                           $1,340   $1,316       2%
================================================================================

     The increase in asset management and administration fees was primarily due to higher account fees and increases in average assets in and service fees earned on Schwab's proprietary funds, partially offset by a decrease in average U.S. Trust client assets.
     During the first nine months of 2003, both net new client assets and new accounts decreased from the first nine months of 2002 as shown in the following table:

--------------------------------------------------------------------------------
                                                      Nine Months
                                                         Ended
Change in Client Assets and Accounts                 September 30,   Percent
   (In billions, except as noted)                    2003     2002   Change
--------------------------------------------------------------------------------
Net change in assets
   in client accounts
     Net new client assets                        $  31.3  $  37.5
     Net market gains (losses)                       80.6   (156.6)
-------------------------------------------------------------------
   Net growth (decline)                           $ 111.9  $(119.1)
===================================================================
New client accounts
   (in thousands)                                   446.8    616.5     (28%)
--------------------------------------------------------------------------------

Commissions
     As shown in the following table (in millions), commission revenues for the Company were $873 million for the first nine months of 2003, down $20 million, or 2%, from the first nine months of 2002. This decrease was primarily due to lower daily average trades and lower revenue per revenue trade.

--------------------------------------------------------------------------------
                                                      Nine Months
                                                         Ended
                                                     September 30,   Percent
Commissions                                          2003     2002   Change
--------------------------------------------------------------------------------
Equity and other securities                         $ 722    $ 741      (3%)
Mutual funds                                           82       84      (2)
Options                                                69       68       1
--------------------------------------------------------------------------------
   Total                                            $ 873    $ 893      (2%)
================================================================================

     Total commission revenues include $52 million in each of the first nine months of 2003 and 2002 related to certain securities serviced by Schwab's fixed income division, including exchange-traded unit investment trusts, real estate investment trusts, and corporate debt. Additionally, commission revenues include $76 million in the first nine months of 2003 and $31 million in the first nine months of 2002 related to Schwab's institutional trading business.
     The Company's client trading activity is shown in the following table (in thousands):

--------------------------------------------------------------------------------
                                                      Nine Months
                                                         Ended
                                                     September 30,   Percent
Daily Average Trades (1)                             2003     2002   Change
--------------------------------------------------------------------------------
Revenue Trades (2)
   Online                                           114.5    112.8       2%
   TeleBroker(R) and Schwab by Phone(TM)              4.6      5.9     (22)
   Regional client telephone service
     centers, branch offices, and other              14.7     16.2      (9)
--------------------------------------------------------------------------------
   Total                                            133.8    134.9      (1%)
================================================================================
Mutual Fund OneSource(R) and
   Other Asset-Based Trades
   Online                                            50.8     47.0       8%
   TeleBroker and Schwab by Phone                      .4       .4       -
   Regional client telephone service
     centers, branch offices, and other               5.3     10.2     (48)
--------------------------------------------------------------------------------
   Total                                             56.5     57.6      (2%)
================================================================================
Total Daily Average Trades
   Online                                           165.3    159.8       3%
   TeleBroker and Schwab by Phone                     5.0      6.3     (21)
   Regional client telephone service
     centers, branch offices, and other              20.0     26.4     (24)
--------------------------------------------------------------------------------
   Total                                            190.3    192.5      (1%)
================================================================================
(1) Effective in the third quarter of 2003, the Company considers reduced exchange trading sessions as half days in calculating daily average trades.
(2) Includes all client trades (both individuals and institutions) that generate either commission revenue or revenue from principal markups (i.e., fixed income).

     As shown in the following table, the total number of revenue trades executed by the Company has decreased 1% as the number of client accounts that traded has declined, while the trading activity per account that traded has increased.

--------------------------------------------------------------------------------
                                                      Nine Months
                                                         Ended
                                                     September 30,   Percent
Trading Activity                                     2003     2002   Change
--------------------------------------------------------------------------------
Total revenue trades
   (in thousands)  (1)                             25,088   25,367      (1%)
Accounts that traded during
   the period (in thousands)                        2,249    2,474      (9)
Average revenue trades
   per account that traded                           11.2     10.3       9
Trading frequency proxy (2)                           3.7      3.8      (3)
Number of trading days (3)                          187.5    188.0       -
Average revenue earned
   per revenue trade                               $37.33   $37.87      (1)
--------------------------------------------------------------------------------
(1) Includes all client trades (both individuals and institutions) that generate either commission revenue or revenue from principal markups (i.e., fixed income).
(2)  Represents annualized revenue trades per $100,000 in total client assets.
(3) Effective in the third quarter of 2003, the Company considers reduced exchange trading sessions as half days.

Net Interest Revenue

     Net interest revenue was $536 million for the first nine months of 2003, down $99 million, or 16%, from the first nine months of 2002 as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                      Nine Months
                                                         Ended
                                                     September 30,   Percent
                                                     2003     2002   Change
--------------------------------------------------------------------------------
Interest Revenue
Margin loans to clients                             $ 252    $ 368     (32%)
Investments, client-related                           218      255     (15)
Loans to banking clients                              169      178      (5)
Securities available for sale                          52       59     (12)
Other                                                  28       39     (28)
--------------------------------------------------------------------------------
   Total                                              719      899     (20)
--------------------------------------------------------------------------------
Interest Expense
Brokerage client cash balances                         62      134     (54)
Deposits from banking clients                          69       69       -
Long-term debt                                         27       37     (27)
Short-term borrowings                                  11       19     (42)
Other                                                  14        5     180
--------------------------------------------------------------------------------
   Total                                              183      264     (31)
--------------------------------------------------------------------------------
Net interest revenue                                $ 536    $ 635     (16%)
================================================================================

     Client-related and other daily average balances, interest rates, and average net interest spread for the first nine months of 2003 and 2002 are summarized in the following table (dollars in millions):

--------------------------------------------------------------------------------
                                                         Nine Months Ended
                                                           September 30,
                                                         2003         2002
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Investments (client-related):
  Average balance outstanding                        $ 21,839     $ 17,425
  Average interest rate                                 1.34%        1.96%
Margin loans to clients:
  Average balance outstanding                        $  6,716     $  8,504
  Average interest rate                                 5.02%        5.79%
Loans to banking clients:
  Average balance outstanding                        $  4,829     $  4,139
  Average interest rate                                 4.70%        5.75%
Securities available for sale:
  Average balance outstanding                        $  1,663     $  1,568
  Average interest rate                                 4.17%        5.07%
Average yield on interest-earning assets                2.65%        3.64%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                        $ 23,105     $ 22,496
  Average interest rate                                  .36%         .80%
Interest-bearing banking deposits:
  Average balance outstanding                        $  4,879     $  3,908
  Average interest rate                                 1.90%        2.37%
Other interest-bearing sources:
  Average balance outstanding                        $  2,579     $  1,035
  Average interest rate                                 1.12%        2.23%
Average noninterest-bearing portion                  $  4,484     $  4,197
Average interest rate on funding sources                 .58%         .93%
Summary:
  Average yield on interest-earning assets              2.65%        3.64%
  Average interest rate on funding sources               .58%         .93%
--------------------------------------------------------------------------------
Average net interest spread                             2.07%        2.71%
================================================================================

     The decrease in net interest revenue from the first nine months of 2002 was due to the factors described in the comparison between the three-month periods.

Principal Transactions

     Principal transaction revenues were $121 million for the first nine months of 2003, down $26 million, or 18%, from the first nine months of 2002, as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                      Nine Months
                                                         Ended
                                                     September 30,   Percent
Principal Transactions                               2003     2002   Change
--------------------------------------------------------------------------------
Fixed income securities                              $ 67     $ 72      (7%)
Equity securities                                      52       66     (21)
Other                                                   2        9     (78)
--------------------------------------------------------------------------------
   Total (1)                                         $121     $147     (18%)
================================================================================
(1) Includes $12 million in the first nine months of 2003 and $16 million in the first nine months of 2002 related to Schwab's institutional trading business.

     The decrease in principal transaction revenues was due to the factors described in the comparison between the three-month periods.

Other Revenues

     Other revenues were $99 million for the first nine months of 2003, down $15 million, or 13%, from the first nine months of 2002. This decrease was due to lower payments for order flow in 2003, and proceeds from the settlement of a lawsuit and higher net gains on investments, both in 2002, partially offset by gains on sales of loans in 2003.

EXPENSES EXCLUDING INTEREST

     Total expenses excluding interest were $2.5 billion for the first nine months of 2003, down $316 million, or 11%, from the first nine months of 2002, primarily due to lower restructuring charges and decreases in almost all expense categories as a result of the Company's continued expense reduction measures.
     Compensation and benefits expense was $1.3 billion for the first nine months of 2003, down $80 million, or 6%, from the first nine months of 2002, primarily due to the factors described in the comparison between the three-month periods.
     The following table shows a comparison of certain compensation and benefits components and employee data (dollars in millions, except as noted):

--------------------------------------------------------------------------------
                                                      Nine Months
                                                         Ended
                                                     September 30,   Percent
Compensation and Benefits                            2003     2002   Change
--------------------------------------------------------------------------------
Salaries and wages                                 $  897  $   957      (6%)
Incentive and variable compensation                   228      203      12
Employee benefits and other                           186      231     (19)
--------------------------------------------------------------------------------
   Total                                           $1,311   $1,391      (6%)
================================================================================

Compensation and benefits expense as a
   % of total revenues                                44%      45%
Incentive and variable compensation as a
   % of compensation and benefits expense             17%      15%
Compensation for temporary employees,
   contractors and overtime hours as a
   % of compensation and benefits expense              6%       6%
Revenues per average full-time equivalent
   employee (in thousands)                         $182.1   $163.3      12%
--------------------------------------------------------------------------------

     Employee benefits and other expenses decreased by $45 million, or 19%, from the first nine months of 2002 primarily due to the factors described in the comparison between the three-month periods.

     Advertising and market development expense was $101 million for the first nine months of 2003, down $52 million, or 34%, from the first nine months of 2002. This decrease was due to the factors described in the comparison between the three-month periods.
     The Company's effective income tax rate was 31.9% for the first nine months of 2003, down from 37.7% for the first nine months of 2002. The decrease was due to tax benefits in 2003 related to the Company's merger with U.S. Trust and the Company's sale of its U.K. market-making operation.


                         Liquidity and Capital Resources

     CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. CSC conducts virtually all business through its wholly owned subsidiaries. The capital structure among CSC and its subsidiaries is designed to provide each entity with capital and liquidity to meet its operational needs and regulatory requirements. See note "12 - Regulatory Requirements" in the Notes to Condensed Consolidated Financial Statements.

Liquidity

CSC

     CSC's liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. As discussed below, Schwab, CSC's depository institution subsidiaries, and SCM are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs, meeting CSC's depository institution subsidiaries' capital guidelines, and maintaining Schwab's and SCM's net capital. Based on their respective regulatory capital ratios at September 30, 2003, the Company and its depository institution subsidiaries are considered well capitalized.
     CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes, of which $466 million was issued and outstanding at September 30, 2003, have maturities ranging from 2004 to 2010 and fixed interest rates ranging from 6.04% to 8.05% with interest payable semiannually (see Item 3 - Quantitative and Qualitative Disclosures About Market Risk - Financial Instruments Held For Purposes Other Than Trading - Interest Rate Swaps). The Medium-Term Notes are rated A2 by Moody's Investors Service (Moody's), A- by Standard & Poor's Ratings Group (S&P), and A by Fitch IBCA, Inc. (Fitch).
     CSC has a prospectus supplement on file with the Securities and Exchange Commission enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At September 30, 2003, all of these notes remained unissued.
     CSC has authorization from its Board of Directors to issue commercial paper up to the amount of CSC's committed, unsecured credit facility (see below), not to exceed $1.5 billion. At September 30, 2003, no commercial paper has been issued. CSC's ratings for these short-term borrowings are P-1 by Moody's, A-2 by S&P, and F1 by Fitch.
     CSC maintains an $800 million committed, unsecured credit facility with a group of twenty banks which is scheduled to expire in June 2004. This facility replaced a facility that expired in June 2003. These facilities were unused during the first nine months of 2003. Any issuances under CSC's commercial paper program (see above) will reduce the amount available under this facility. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of tangible net worth, and Schwab and SCM to maintain specified levels of net capital, as defined. Management believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements.
     CSC also has direct access to $778 million of the $828 million uncommitted, unsecured bank credit lines, provided by nine banks that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. These lines were not used by CSC during the first nine months of 2003.

Schwab

     Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $25.5 billion and $24.9 billion at September 30, 2003 and December 31, 2002, respectively. Management believes that brokerage client cash balances and earnings will continue to be the primary sources of liquidity for Schwab in the future.
     Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $1 million. At September 30, 2003, Schwab's net capital was $1.2 billion (16% of aggregate debit balances), which was $1.1 billion in excess of its minimum required net capital and $832 million in excess of 5% of aggregate debit balances. Schwab has historically targeted net capital to be at least 10% of its aggregate debit balances, which primarily consist of client margin loans.
     To manage Schwab's regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility which is scheduled to expire in September 2004. The amount outstanding under this facility at September 30, 2003 was $220 million. Borrowings under these subordinated lending arrangements qualify as regulatory capital for Schwab.
     Upon  adoption  of  Financial  Accounting  Standards  Board  Interpretation
(FIN) No. 46 - Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 - Consolidated Financial Statements in the first quarter of 2003, the Company consolidated a special purpose trust (Trust) that was formed in 2000 to finance the acquisition and renovation of an office building and land. See note "2 - New Accounting Standards" in the Notes to Condensed Consolidated Financial Statements. Upon adoption of FIN No. 46 in the first quarter of 2003, Schwab recorded long-term debt totaling $235 million, which was outstanding at September 30, 2003. The long-term debt consists of a variable-rate note maturing in June 2005. The interest rate on the note was 1.55% at September 30, 2003, and ranged from 1.54% to 1.66% during the quarter, and 1.54% to 1.82% for the first nine months of 2003. The building and land have been pledged as collateral for the long-term debt. Additionally, the Company has guaranteed the debt of the Trust up to a maximum of $202 million. The lender does not have recourse to any other assets of the Company.
     To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of nine banks totaling $828 million at September 30, 2003 (as noted previously, $778 million of these lines are also available for CSC to use). The need for short-term borrowings arises primarily from timing differences between cash flow requirements and the scheduled liquidation of interest-bearing investments. Schwab used such borrowings for 6 days during the first nine months of 2003, with the daily amounts borrowed averaging $22 million. There were no borrowings outstanding under these lines at September 30, 2003.
     To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab had unsecured letter of credit agreements with nine banks in favor of the OCC aggregating $630 million at September 30, 2003. Schwab pays a fee to maintain these letters of credit. No funds were drawn under these letters of credit at September 30, 2003.

U.S. Trust

     U.S. Trust's liquidity needs are generally met through earnings generated by its operations.
     U.S. Trust is subject to the Federal Reserve Board's risk-based and leverage capital guidelines. These regulations require banks and bank holding companies to maintain minimum levels of capital. In addition, USTC's depository institution subsidiaries are subject to limitations on the amount of dividends they can pay to USTC.
     In addition to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements, USTC's depository institution subsidiaries have established their own external funding sources. At September 30, 2003, U.S. Trust had $50 million in Trust Preferred Capital Securities outstanding with a fixed interest rate of 8.41%. Certain of USTC's depository institution subsidiaries have established credit facilities with the Federal Home Loan Bank System (FHLB) totaling $758 million. At September 30, 2003, $500 million was outstanding under these facilities. Additionally, at September 30, 2003, U.S. Trust had $546 million of federal funds purchased and $354 million of repurchase agreements outstanding.
     CSC provides U.S. Trust with a $300 million short-term credit facility maturing in December 2003. Borrowings under this facility do not qualify as regulatory capital for U.S. Trust. The amount outstanding under this facility was $45 million at September 30, 2003.

SCM

     SCM's liquidity needs are generally met through its equity capital and borrowings from CSC. Most of SCM's assets are liquid, consisting primarily of cash and cash equivalents, marketable securities, and receivables from brokers, dealers and clearing organizations.
     SCM's liquidity is affected by the same regulatory net capital requirements as Schwab (see discussion above). At September 30, 2003, SCM's net capital was $76 million, which was $75 million in excess of its minimum required net capital.
     SCM may borrow up to $150 million under a revolving subordinated lending arrangement with CSC which is scheduled to expire in August 2004. Borrowings under this arrangement qualify as regulatory capital for SCM. The amount outstanding under this facility at September 30, 2003 was $50 million. The advances under this facility satisfy increased intra-day capital needs at SCM to support the expansion of its institutional equities and trading businesses. In addition, CSC provides SCM with a $50 million short-term credit facility. Borrowings under this arrangement do not qualify as regulatory capital for SCM. No funds were drawn under this facility at September 30, 2003.

Schwab Bank

     Schwab Bank's current liquidity needs are generally met through deposits from banking clients and equity capital. Schwab Bank is subject to the same risk-based and leverage capital guidelines as U.S. Trust (see discussion above), except that Schwab Bank is subject to a minimum tier 1 leverage ratio of 8% for its first three years of operations. In addition, Schwab Bank is subject to limitations on the amount of dividends it can pay to CSC.
     Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, CSC provides Schwab Bank with a $100 million short-term credit facility which matures in December 2005. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. No funds were drawn under this facility at September 30, 2003.

Liquidity Risk Factors

     Specific risk factors which may affect the Company's liquidity position are discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Liquidity Risk Factors" in the Company's 2002 Annual Report to Stockholders, which is filed as
Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2002. There have been no material changes to these liquidity risk factors in the first nine months of 2003.

Cash and Capital Resources

     The Company's cash position (reported as cash and cash equivalents on the Condensed Consolidated Balance Sheet) and cash flows are affected by changes in brokerage client cash balances and the associated amounts required to be segregated under federal or other regulatory guidelines. Timing differences between cash and investments actually segregated on a given date and the amount required to be segregated for that date may arise in the ordinary course of business and are addressed by the Company in accordance with applicable regulations. Other factors which affect the Company's cash position and cash flows include investment activity in securities owned, levels of capital expenditures, banking client deposit and loan activity, financing activity in short-term borrowings and long-term debt, payment of dividends, and repurchases of CSC's common stock.
     In the first nine months of 2003, cash and cash equivalents decreased $599 million, or 19%, to $2.5 billion primarily due to movements of brokerage client-related funds to meet segregation requirements and increases in investments in securities available for sale and loans to banking clients, partially offset by increases in deposits and short-term borrowings. Management does not believe that this decline in cash and cash equivalents is an indication of a trend.
     The Company's capital expenditures were $101 million in the first nine months of 2003 compared to $114 million in the first nine months of 2002, or 3% and 4% of revenues for each period, respectively. Capital expenditures in the first nine months of 2003 were primarily for software and equipment relating to the Company's information technology systems and certain facilities. Capital expenditures as described above include the capitalized costs for developing internal-use software of $46 million in the first nine months of 2003 and $53 million in the first nine months of 2002.
     During the first nine months of 2003, 4 million of the Company's stock options, with a weighted-average exercise price of $6.23, were exercised with cash proceeds received by the Company of $24 million and a related tax benefit of $4 million. The cash proceeds are recorded as an increase in cash and a corresponding increase in stockholders' equity. The tax benefit is recorded as a reduction in income taxes payable and a corresponding increase in stockholders' equity.
     The Company increased its long-term debt by $235 million (see discussion above in "Liquidity - Schwab") and repaid $100 million of long-term debt during the first nine months of 2003.
     The Company increased its short-term borrowings by $894 million during the first nine months of 2003, primarily at U.S. Trust to fund increases in loans to banking clients.
     During the first nine months of 2003, CSC repurchased 4 million shares of its common stock for $32 million. During the first nine months of 2002, CSC repurchased 24 million shares of its common stock for $230 million. On March 14, 2003, the Board of Directors authorized the repurchase of up to an additional $250 million of CSC's common stock. Including the amount remaining under an authorization granted by the Board of Directors on September 20, 2001, CSC now has authority to repurchase a total of $318 million.
     During the first nine months of 2003 and 2002, the Company paid common stock cash dividends of $49 million and $45 million, respectively.

     The Company monitors both the relative composition and absolute level of its capital structure. The Company's total financial capital (long-term debt plus stockholders' equity) at September 30, 2003 was $5.1 billion, up $435 million, or 9%, from December 31, 2002 due to higher stockholders' equity and a net increase in long-term debt. At September 30, 2003, the Company had long-term debt of $776 million, or 15% of total financial capital, that bears interest at a weighted-average rate of 5.64%. At September 30, 2003, the Company's stockholders' equity was $4.3 billion, or 85% of total financial capital.

Commitments

     A summary of the Company's principal contractual obligations and other commitments as of September 30, 2003 is shown in the following table (in millions). Management believes that funds generated by its operations, as well as cash provided by external financing, will continue to be the primary funding sources in meeting these obligations and commitments.

--------------------------------------------------------------------------------
                                         2004-   2007-
                                 2003    2006    2008    Thereafter   Total
--------------------------------------------------------------------------------

Operating leases (1)           $  100  $  579  $  298     $  625     $1,602
Long-term debt (2)                  -     440      53        258        751
Credit-related financial
   instruments (3)              1,569     171       -          -      1,740
Other commitments (4)               5      10       -          -         15
--------------------------------------------------------------------------------
   Total                       $1,674  $1,200  $  351     $  883     $4,108
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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments Held For Trading Purposes

     The Company holds fixed income securities, which include municipal and government securities, and corporate bonds, in inventory to meet clients' trading needs. The fair value of such inventory was approximately $78 million and $34 million at September 30, 2003 and December 31, 2002, respectively. These securities, and the associated interest rate risk, are not material to the Company's financial position, results of operations, or cash flows.
     The Company maintains inventories in exchange-listed, Nasdaq, and other equity securities on both a long and short basis. The fair value of these securities at September 30, 2003 and December 31, 2002 are shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                 September 30,  December 31,
Equity Securities                                    2003           2002
--------------------------------------------------------------------------------
Long positions                                       $ 89           $ 79
Short positions                                       (59)            (7)
--------------------------------------------------------------------------------
Net long positions                                   $ 30           $ 72
================================================================================

     Using a hypothetical 10% increase or decrease in prices, the potential loss or gain in fair value is estimated to be approximately $3 million and $7 million at September 30, 2003 and December 31, 2002, respectively.
     In addition, the Company may enter into exchange-traded futures and options contracts based on equity market indices to hedge potential losses in equity inventory positions. There were no open futures or options contracts at September 30, 2003. The notional amounts and fair values of these futures and options contracts are shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                 September 30,  December 31,
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

Value-at-risk

     All trading activities are subject to market risk limits established by the Company's businesses and approved by senior management who are independent of the businesses. The Company manages trading risk through position policy limits, value-at-risk (VAR) measurement methodology, and other market sensitivity measures. Based on certain assumptions and historical relationships, VAR estimates a potential loss from adverse changes in the fair values of the Company's overnight trading positions. To calculate VAR, the Company uses a 99% confidence level with a one-day holding period for most instruments. Stress testing is performed on a regular basis to estimate the potential loss from severe market conditions. It is the responsibility of the Company's Risk Management department, in conjunction with the businesses, to develop stress scenarios and use the information to assess the ongoing appropriateness of exposure levels and limits.
     The Company holds fixed income securities and equities for trading purposes. The estimated VAR for both fixed income securities and equities at September 30, 2003 and the high, low, and daily average during the first nine months of 2003 was $1 million or less for each category and stated period.
     The VAR model is a risk analysis tool that attempts to measure the potential losses in fair value, earnings, or cash flows from changes in market conditions and may not represent actual losses in fair value that may be incurred by the Company. The Company believes VAR provides an indication as to the Company's loss exposure in future periods. However, VAR relies on historical data and statistical relationships. As a result, VAR must be interpreted with an understanding of the method's strengths and limitations. The Company actively works to improve its measurement and use of VAR.

Financial Instruments Held For Purposes Other Than Trading

Debt Issuances

     At September 30, 2003, CSC had $466 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 6.04% to 8.05%. At December 31, 2002, CSC had $566 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 6.04% to 8.05%. See "Interest Rate Swaps" below.
     At September 30, 2003 and December 31, 2002, U.S. Trust had $50 million Trust Preferred Capital Securities outstanding, with a fixed interest rate of 8.41%.
     The Company has fixed cash flow requirements regarding these long-term debt obligations due to the fixed rate of interest. The fair value of these obligations at September 30, 2003 and December 31, 2002, based on estimates of market rates for debt with similar terms and remaining maturities, approximated their carrying amount.

Interest Rate Swaps

     As part of its consolidated asset and liability management process, the Company utilizes interest rate swap agreements (Swaps) to manage interest rate risk.
     U.S. Trust uses Swaps to hedge the interest rate risk associated with its variable rate deposits from banking clients. The Swaps are structured for U.S. Trust to receive a variable rate of interest and pay a fixed rate of interest. Information on these Swaps is summarized in the following table:

--------------------------------------------------------------------------------
                                                 September 30,  December 31,
                                                     2003           2002
--------------------------------------------------------------------------------
Notional principal amount (in millions)             $ 705          $ 790
Weighted-average variable interest rate             1.13%          1.57%
Weighted-average fixed interest rate                6.41%          6.38%
Weighted-average maturity (in years)                  1.3            1.8
--------------------------------------------------------------------------------

     These Swaps have been designated as cash flow hedges under SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, and are recorded on the Condensed Consolidated Balance Sheet, with changes in their fair values primarily recorded in other comprehensive income (loss), a component of stockholders' equity. At September 30, 2003 and December 31, 2002, U.S. Trust recorded a derivative liability of $43 million and $64 million, respectively, for these Swaps. Based on current interest rate assumptions and assuming no additional Swaps are entered into, U.S. Trust expects to reclassify approximately $32 million, or $19 million after tax, from other comprehensive loss to interest expense over the next twelve months.
     CSC uses Swaps to effectively convert the interest rate characteristics of a portion of its Medium-Term Notes from fixed to variable. These Swaps are structured for CSC to receive a fixed rate of interest and pay a variable rate of interest based on the three-month LIBOR rate. The variable interest rates reset every three months. Information on these Swaps is summarized in the following table:

--------------------------------------------------------------------------------
                                                 September 30,  December 31,
                                                     2003           2002
--------------------------------------------------------------------------------
Notional principal amount (in millions)             $ 293          $ 293
Weighted-average variable interest rate             3.59%          3.87%
Weighted-average fixed interest rate                7.57%          7.57%
Weighted-average maturity (in years)                  5.5            6.3
--------------------------------------------------------------------------------

     These Swaps have been designated as fair value hedges under SFAS No. 133, and are recorded on the Condensed Consolidated Balance Sheet. Changes in fair value of the Swaps are completely offset by changes in fair value of the hedged Medium-Term Notes. Therefore, there is no effect on net income. At September 30, 2003, CSC recorded a derivative asset of $25 million for these Swaps. Concurrently, the carrying value of the Medium-Term Notes was increased by $25 million.

Loans Held for Sale

     Schwab Bank's loans held for sale portfolio consists of fixed-rate and hybrid mortgages, which are subject to a loss in value when market interest rates rise. Schwab Bank uses forward sale commitments to manage this risk. At September 30, 2003, the forward sale commitments were designated as hedging instruments of the loans held for sale in effective cash flow hedges. Accordingly, the fair values of the forward sale commitments are recorded on the Condensed Consolidated Balance Sheet, with gains or losses recorded in other comprehensive income (loss). At September 30, 2003, the derivative asset recorded by Schwab Bank for these forward sale commitments was immaterial.

Deferred Compensation

     The Company maintains investments in mutual funds related to its deferred compensation plan, which is available to certain employees. These investments were approximately $68 million and $49 million at September 30, 2003 and December 31, 2002, respectively. These securities, and the associated market risk, are not material to the Company's financial position, results of operations, or cash flows.

Value-at-risk

     The estimated VAR for equities held for purposes other than trading, which primarily consist of mutual funds related to the Company's deferred compensation plan and an equity investment, was $2 million at September 30, 2003 with a high, low, and daily average of $2 million, $1 million, and $1 million, respectively, during the first nine months of 2003. The estimated VAR for short-term investments, which are subject to interest rate risk, held for purposes other than trading at September 30, 2003 and the high, low, and daily average during the first nine months of 2003 was $1 million or less for each. The estimated VAR for foreign exchange investments, which consist of equity investments in the Company's international subsidiaries, at September 30, 2003 and the high, low, and daily average during the first nine months of 2003 was $1 million or less for each.

Net Interest Revenue Simulation

     The Company uses net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation model (the model) includes all interest-sensitive assets and liabilities, as well as Swaps utilized by the Company to hedge its interest rate risk. Key variables in the model include assumed margin loan and brokerage client cash balance growth or decline, changes in the level and term structure of interest rates, the repricing of financial instruments, prepayment and reinvestment assumptions, loan, banking deposit, and brokerage client cash balance pricing and volume assumptions. The simulations involve assumptions that are inherently uncertain and, as a result, the simulations cannot precisely estimate net interest revenue or precisely predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies, including changes in asset and liability mix.
     As demonstrated by the simulations presented below, the Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets are repricing more quickly than interest-bearing liabilities).
     The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in interest rates relative to the Company's current base rate forecast on simulated net interest revenue over the next twelve months at September 30, 2003 and December 31, 2002.

--------------------------------------------------------------------------------
Impact on Net Interest Revenue                   September 30,  December 31,
Percentage Increase (Decrease)                       2003           2002
--------------------------------------------------------------------------------
Increase of 100 basis points                         2.0%           5.3%
Decrease of 100 basis points                        (7.8%)        (12.1%)
--------------------------------------------------------------------------------

Item 4. Controls and Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing, and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission's rules and forms. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART  II  -  OTHER  INFORMATION


Item 1. Legal Proceedings

     United States Trust Company of New York (U.S. Trust NY) was Escrow Agent and Indenture Trustee in connection with an offering of approximately $130 million in senior secured redeemable notes issued in July 1998 by Epic Resorts, LLC (Epic Notes). In January 2002, certain noteholders filed a complaint in the Supreme Court of New York, New York County against U.S. Trust NY, alleging that U.S. Trust NY failed to comply with its obligations as Escrow Agent and Indenture Trustee on the Epic Notes. In August 2003, the parties agreed to a settlement of the case. Under the terms of the settlement, plaintiffs released U.S. Trust NY from all liability. Other than an immaterial deductible, the settlement was paid by USTC's insurance carrier. Although USTC sold its Corporate Trust business in 2001, under the sale agreement, USTC retained responsibility for certain litigation, including this case.
     As with other major mutual fund companies in the United States and broker-dealers that distribute mutual fund shares, affiliates of the Company are responding to inquiries from federal and state regulators as part of an industry-wide review of mutual fund trading, distribution and servicing practices. For further information, see Regulatory Developments in Part I - Financial Information, Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations - Description of Business - Business Strategy.


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

--------------------------------------------------------------------------------
Exhibit
Number                  Exhibit
--------------------------------------------------------------------------------

10.256 Separation Agreement and General Release by and among The Charles Schwab Corporation, Charles Schwab & Co., Inc., and John Philip Coghlan dated July 25, 2003.

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

31.2      Certification  Pursuant  to  Rule   13a-14(a)/15d-14(a),   As  Adopted
          Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**

32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**

**        Furnished  as an  exhibit  to  this  quarterly  report  on  Form 10-Q.
--------------------------------------------------------------------------------

(b)  Reports on Form 8-K

     On July 23, 2003, the Registrant furnished a Current Report on Form 8-K announcing under Item 9 (Information Provided Under Item 12) in accordance with Securities and Exchange Commission Release No. 33-8216, the financial results for the quarter ended June 30, 2003.

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





Date:  November 14, 2003                         /s/   Christopher V. Dodds
       ------------------------                  -------------------------------
                                                 Christopher V. Dodds
                                                 Executive Vice President and
                                                 Chief Financial Officer