Form 10-K
period 2003-12-31
SCHWAB CHARLES CORP
filed 2004-03-11
CIK 316709

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2003        Commission file number 1-9700



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes  X   No
                                       ---     ---

As of June 30, 2003, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $10,833,353,578. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant, and certain investment companies managed by Charles Schwab Investment Management, Inc. were deemed to be shares of the voting stock held by affiliates.

The number of shares of Common Stock outstanding as of March 1, 2004 was 1,362,562,545.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and III of this Form 10-K incorporate certain information contained in the registrant's 2003 Annual Report to Stockholders by reference to portions of that document. Part III of this Form 10-K incorporates certain information contained in the registrant's definitive proxy statement for its annual meeting of stockholders to be held May 17, 2004 by reference to portions of that document.

                         THE CHARLES SCHWAB CORPORATION


                           Annual Report On Form 10-K

                     For Fiscal Year Ended December 31, 2003
                     ---------------------------------------

                                TABLE OF CONTENTS

Part I

Item 1.    Business ---------------------------------------------------------  1
Item 2.    Properties -------------------------------------------------------  8
Item 3.    Legal Proceedings ------------------------------------------------  9
Item 4.    Submission of Matters to a Vote of Security Holders --------------  9
Item 4A.   Executive Officers of the Registrant -----------------------------  9

Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
            Matters ---------------------------------------------------------  9
Item 6.    Selected Financial Data ------------------------------------------  9
Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations ---------------------------------------  9
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ------   9
Item 8.    Financial Statements and Supplementary Data ---------------------   9
Item 9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure ---------------------------------------   9
Item 9A.   Controls and Procedures -----------------------------------------   9

Part III

Item 10.   Directors and Executive Officers of the Registrant --------------  10
Item 11.   Executive Compensation ------------------------------------------  13
Item 12.   Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters --------------------------------  13
Item 13.   Certain Relationships and Related Transactions ------------------  13
Item 14.   Principal Accountant Fees and Services --------------------------  13

Part IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on
            Form 8-K -------------------------------------------------------  13
             Exhibit Index -------------------------------------------------  14
             Signatures ----------------------------------------------------  19
             Index to Financial Statement Schedules -----------------------  F-1


FORWARD-LOOKING STATEMENTS - This Annual Report on Form 10-K, including the information incorporated by reference, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management's beliefs, objectives and expectations as of the date hereof, are necessarily estimates based on the best judgment of our senior management. These statements relate to, among other things, the Company's ability to pursue its business strategy and the Company's ability to sustain and improve its competitive position. Achievement of the expressed beliefs, objectives and expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from those beliefs, objectives and expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or, in the case of documents incorporated by reference, as of the date of those documents.

                         THE CHARLES SCHWAB CORPORATION


                                     PART I


Item 1. Business

(a)  General Development of Business

     The Charles Schwab Corporation (CSC, and with its subsidiaries collectively referred to as the Company) was incorporated in 1986 and engages, through its subsidiaries, in securities brokerage, banking, and related financial services. Charles Schwab & Co., Inc. (Schwab) was incorporated in 1971 and is a securities broker-dealer that entered the discount brokerage business in 1974. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust), which merged with CSC in 2000, is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services. Charles Schwab Bank, N.A. (Schwab Bank), is a retail bank which commenced operations in April 2003.
     Other subsidiaries of CSC include Charles Schwab Investment Management, Inc. (CSIM), Schwab Capital Markets L.P. (SCM), CyberTrader, Inc. (CyberTrader), and The Charles Schwab Trust Company (CSTC). CSIM is the investment advisor for Schwab's proprietary mutual funds. The Company refers to certain funds for which CSIM is the investment advisor as the SchwabFunds(R). SCM is a market maker in Nasdaq, exchange-listed, and other securities providing trade execution services primarily to broker-dealers and institutional clients. CyberTrader, a subsidiary acquired in 2000, is an electronic trading technology and brokerage firm providing services to highly active, online traders. CSTC serves as trustee for employee benefit plans, primarily 401(k) plans.

                              Available Information

     On the Company's Internet website, www.aboutschwab.com, the Company posts the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission
(SEC): the Company's annual report on Form 10-K, the Company's quarterly reports on Form 10-Q, the Company's current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on the Company's website are available free of charge.

                                Subsequent Event

     On February 10, 2004, the Company announced Schwab Personal Choice, its suite of investing and advice services for individual investors. Schwab Personal Choice(TM) consists of eight different offers that range from low-priced, technology-based active trading to highly customized wealth management delivered by independent investment advisors (IAs), with a range of self-directed and advised investing services in between. In combination with services from U.S. Trust and CyberTrader, Schwab Personal Choice is designed to give investors control over the level of trading technology, service and advice they utilize, the level of professional involvement in their portfolio management they receive, and how they pay for those services. In addition, Schwab Personal Choice is designed so that clients are guided to appropriate service solutions based primarily on their needs and preferences, rather than portfolio size or trading frequency.

(b)  Financial Information About Segments

     The  Company  provides  financial  services to  individuals,  institutional clients, and broker-dealers through four segments - Individual Investor, Institutional Investor, Capital Markets, and U.S. Trust. The Individual Investor segment includes the Company's retail brokerage and banking operations. The Institutional Investor segment provides custodial, trading and support services to IAs, serves company 401(k) plan sponsors and third-party administrators, and supports company stock option plans. The Capital Markets segment provides trade execution services in Nasdaq, exchange-listed, and other securities primarily to broker-dealers, including Schwab, and institutional clients. The U.S. Trust segment provides investment, wealth management, custody, fiduciary, and private banking services to individual and institutional clients. For financial information by segment for the three years ended December 31, 2003, see note "27
- Segment Information" in the Notes to Consolidated Financial Statements in the Company's 2003 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.

(c)  Narrative Description of Business

                                Business Strategy

     The Company's primary strategy is to meet the financial services needs of individual investors and independent IAs. To sustain and advance this core franchise, the Company remains focused on improving service for these clients and building stronger relationships with them. The Company provides investors and IAs with products and services that are tailored to (a) support a full spectrum of investment styles and life stages, and (b) utilize its scale in trading, operations, distribution and marketing.
     Given that product and service offerings are frequently replicable across financial services firms, management believes that the Company's strategy is differentiated much more by how it approaches client service than by what is actually offered. The Company's vision is to be the most useful and ethical provider of financial services in the world. This goal is pursued by combining people and technology in unique ways. People provide the client focus and personal touch that serving investors requires - the attitudes, training, and incentives of Company employees reinforce the "ethical" part of the vision. Technology helps create services that are scaleable, consistent, and great value for the money, enabling the delivery of highly useful and relevant offerings to the broadest possible array of clients.
     Management believes that its ability to combine people and technology is key to improving its competitive position - other investment firms either offer technology-based self-service investing, or relationship-based investing built around individual brokers with inconsistent advice and high pricing. The Company endeavors to offer a range of choices, which combine people and technology to provide the best of personal touch, consistency, insight, and value. Actively trading investors have access to information, guidance and technology through both Schwab and CyberTrader. Investors with a longer-term focus who wish to manage and administer their investments independently can access help and guidance, as well as extensive investment research, news and information, through Schwab's live and automated channels. Investors looking for ongoing access to advice have the choice - depending on the degree and nature of the investment insight, money management and wealth services they desire - of working with Schwab investment consultants, independent IAs, or U.S. Trust's client service officers. IAs can access custody, trading, technology and other support services through Schwab's Services for Investment Managers unit. All clients have access to a broad and growing array of banking and lending services, mutual funds, individual equities and fixed income securities.
     The Company is currently concentrating on three main avenues for growth:
     Offering an increasing array of investing and financial services that are designed to help clients achieve better outcomes and thereby establish and reinforce long-lasting relationships. A growing selection of value-added services can also help to increase the Company's scale and productivity and maximize the value of its marketing and service investments. Current examples include portfolio and financial planning for individual investors, succession planning support for independent advisors, estate and wealth planning for high net worth individuals, and trading strategy seminars for active traders.
     Further broadening the product footprint by adding products that existing clients may be utilizing elsewhere, which in turn enables the Company to maximize relationship value - clients gain increased convenience, utility and benefits while the firm gains enhanced revenues. Examples of products added or expanded in recent years include options and futures trading for active traders, banking services for long-term investors, specialized mutual funds for independent advisors, and private banking for high net worth individuals.
     Diversifying into businesses that leverage the Company's core, to strengthen its ability to reach and serve core clients and to develop a more varied revenue stream. For example, SCM's institutional equities trading business brings together both retail and institutional order flow in a way that supports high quality trade executions for all clients, as well as provides institutional investors with research that can also be offered to certain IA and individual clients. Schwab's Corporate Services unit serves the retirement plan needs of corporations, levering the Company's technology, open-architecture mutual fund offering and brand for the benefit of their employees, who, in turn, can become Schwab clients in their own right.
     For further discussion on the Company's business strategy, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Description of Business - Business Strategy" in the Company's 2003 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.
     The table below shows the Company's sources of revenues on a comparative basis for the three years ended December 31, 2003.


Sources of Revenues
(In millions)

Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                         2003                    2002                   2001
                                                                 -------------------------------------------------------------------

                                                                   Amount    Percent       Amount    Percent      Amount    Percent
                                                                 -------------------------------------------------------------------
Revenues
Asset management and administration fees
   Mutual fund service fees:
      Proprietary funds (SchwabFunds(R),
        Excelsior(R), and other)                                   $  883        22%       $  874        21%      $  818        19%
      Mutual Fund OneSource(R)                                        283         7%          264         7%         282         7%
      Other                                                            50         1%           41         1%          42         1%
   Asset management and related services                              609        15%          570        14%         521        12%
------------------------------------------------------------------------------------------------------------------------------------
Asset management and administration fees                            1,825        45%        1,749        43%       1,663        39%
------------------------------------------------------------------------------------------------------------------------------------

Commissions
   Equity and other securities                                      1,002        25%          980        24%       1,119        26%
   Mutual funds                                                       110         3%          111         3%          96         2%
   Options                                                             95         2%           99         3%         114         3%
------------------------------------------------------------------------------------------------------------------------------------
Commissions                                                         1,207        30%        1,190        30%       1,329        31%
------------------------------------------------------------------------------------------------------------------------------------

Net interest revenue
   Margin loans to clients                                            347         8%          459        11%         832        19%
   Investments, client-related                                        284         7%          337         8%         555        13%
   Loans to banking clients                                           230         6%          236         6%         240         5%
   Securities available for sale                                       74         2%           76         2%          79         2%
   Other                                                               35         1%           50         1%         115         3%
------------------------------------------------------------------------------------------------------------------------------------
   Interest revenue                                                   970        24%        1,158        28%       1,821        42%
   Interest expense                                                  (241)       (6%)        (334)       (8%)       (910)      (21%)
------------------------------------------------------------------------------------------------------------------------------------
Net interest revenue                                                  729        18%          824        20%         911        21%
------------------------------------------------------------------------------------------------------------------------------------

Principal transactions
   Fixed income securities                                             89         2%           92         2%          65         2%
   Equity securities                                                   79         2%           92         2%         190         4%
------------------------------------------------------------------------------------------------------------------------------------
Principal transactions                                                168         4%          184         4%         255         6%
------------------------------------------------------------------------------------------------------------------------------------

Other                                                                 158         3%          144         3%         134         3%
------------------------------------------------------------------------------------------------------------------------------------

Total revenues                                                     $4,087       100%       $4,091       100%      $4,292       100%
====================================================================================================================================

This table should be read in connection with the Company's consolidated financial statements and notes in the
Company's 2003 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.  Certain prior years' revenues and expenses have been reclassified to conform to the 2003 presentation.


                              Products and Services

     The Company offers a broad range of products to address its clients' varying investment and financial needs. Examples of these product offerings include:
- Brokerage - various asset management accounts including some with check-writing features, individual retirement accounts, Keogh accounts, 529 college savings accounts, margin loans, and access to fixed income securities, and equity and debt offerings;
- Banking - first mortgages, home equity lines of credit, certificates of deposit, demand deposit accounts, and private banking accounts; and
- Mutual funds - third-party mutual funds through Mutual Fund Marketplace(R), including no-load mutual funds through the Mutual Fund OneSource service, and proprietary mutual funds from two fund families - SchwabFunds and Excelsior Funds.

     In addition, the Company offers a wide array of services designed to meet the needs of independent, advised, and actively trading investors.
     The Company's products and services are made available through its four segments - Individual Investor, Institutional Investor, Capital Markets, and U.S. Trust.

Individual Investors

     Clients of the Company, through the Individual Investor segment or indirectly through the Institutional Investor segment, have access to the services described below. Additionally, see "Subsequent Event" for a discussion of Schwab Personal Choice(TM).

     Independent Investors. For investors who make independent investment decisions, the Company offers research, analytic tools, and access to fee-based portfolio consultations and financial planning services. Clients looking for more guidance have access to advanced research, trading and planning resources, combined with professional advice from Schwab's investment specialists designed to assist in developing an investment strategy and carrying out investment and portfolio management decisions.
     Schwab strives to demystify investing by educating and assisting clients in the development of investment plans. Educational tools include workshops designed to help investors increase their skills in using Schwab's online services; interactive courses designed to help clients learn more about investing principles and use of the online channel; and a centralized location on schwab.com(TM) for educational information about investing. Schwab provides various Internet-based research and analysis tools which are designed to help clients achieve better investment outcomes.
     Schwab Equity Ratings(TM) provide clients with an objective stock rating system on more than 3,000 stocks, assigning each equity a single grade: A, B, C, D, or F. Rated stocks are ranked and the number of 'buy consideration' ratings - As and Bs - equals the number of 'sell consideration' ratings - Ds and Fs.

     Advised Investors. The Company seeks to provide clients with customized advice that is uncomplicated and not influenced by commissions on transactions. The Company's approach to advice is based on long-term investment strategies and guidance on portfolio diversification and asset allocation. This approach is designed to be offered consistently across all of Schwab's delivery channels.
     Schwab Private Client(TM) features a face-to-face advice relationship with a designated Schwab consultant who offers individualized service, provides ongoing investment strategy and execution, and acts as a liaison between clients and a team of Schwab professionals.
     The Schwab Advisor Network (The Network) is designed for investors who want the assistance of an independent professional in managing their financial affairs. The IAs in the Network provide investors with personalized portfolio management, financial planning, and wealth management solutions. Through a separate program, certain Schwab clients and potential clients who desire personalized investment management, wealth management, trust, and private banking services can receive referrals to U.S. Trust.

     Actively Trading Investors. The Company strives to deliver information, technology, service and pricing which meets the needs of active traders. For highly active traders, CyberTrader offers integrated software-based trading platforms, which utilize direct access and intelligent order routing technology, and a streaming Web trading platform which includes real-time market data, direct access technology, intelligent order routing, options trading, and premium stock research. For active traders, Schwab also offers a desktop trading software and trading technology tools with account management features, risk management tools, multi-channel access, and dedicated personal support.

     Banking Services. In addition to the banking services which U.S. Trust offers its clients, the Company provides all of its clients with access to selected banking services through Schwab Bank which complement its existing asset and wealth management capabilities and help to facilitate the consolidation of household financial assets at Schwab.

     Global Dollar Services. The Company's international business serves both foreign investors and non-English-speaking U.S. clients in U.S. dollar-based securities. The Company has a presence in the United Kingdom and Hong Kong. In the U.S., the Company serves Chinese-, Korean-, Vietnamese-, and Spanish-speaking clients through a combination of designated branch offices and Web-based and telephonic services.

Institutional Investors

     Services for IAs. Schwab provides custodial, trading, technology, Web, and other support services to IAs, whose services are integral to the Company's advice offerings, through the Institutional Investor segment. To attract the business of these advisors, Schwab has a dedicated business unit which includes experienced registered representatives assigned to individual advisors.
     IAs participating in this program who custody client accounts at Schwab may use proprietary software which provides IAs with up-to-date client account information, as well as mutual fund trading and management fee capabilities. Participating IAs may also utilize the Schwab Institutional website, the core platform for IAs to conduct daily business activities online with Schwab, including trading, submitting client account information, and retrieving news and market information; as well as a service which enables IAs to provide their clients with personalized equity portfolio management by a variety of institutional asset managers.

     Corporate Services. The Company also serves individuals through their workplace in a variety of ways. The Company provides 401(k) recordkeeping and other retirement plan services directly through a dedicated sales force, as well as indirectly through alliances with third-party administrators. SchwabPlan(R), the Company's 401(k) retirement plan product, offers plan sponsors a wide array of investment options, participant education and servicing, trustee services, and participant-level recordkeeping. In addition, the Company offers a comprehensive bundled 401(k) plan designed specifically to meet the needs of 401(k) programs with between $2 million and $20 million in participant assets. Participants in these plans have online, telephonic, or in-person access to customized advice provided by a third party, including specific recommendations about savings rates and the core investment fund choices available in a given retirement plan.

Capital Markets

     The Company provides its clients with quick and efficient access to the securities markets by offering trade execution services in Nasdaq, exchange-listed, and other securities through its market-maker operations. Clients also have the ability to access extended-hours trading and analyze and trade a variety of fixed income securities through Schwab's multi-channel delivery systems. Additionally, the Company provides trade execution services via its institutional equity trading team of over 170 professionals.
     The Company provides trade execution capabilities through the Schwab Liquidity Network(TM), a market-making system that pools the orders of the
Company's individual investor client base with those of broker-dealers and institutional investment firms in a manner designed to offer greater opportunities for the best possible price on most stock trades. Further, the Company offers automated electronic execution for most Nasdaq stock trades of up to 20,000 shares for retail orders.
     In November 2003, the Company announced an agreement to acquire SoundView Technology Group, Inc., a research-driven securities firm providing institutional investors with fundamental research on companies in selected growth-related industries. See note "29 - Subsequent Events" in the Company's 2003 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.
     See also "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management" in the Company's 2003 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report, and "Regulation" in this report.

U.S. Trust

     U.S. Trust provides an array of financial services for affluent clients and their families. These services include investment and wealth management, trust, custody, financial and estate planning, and private banking. U.S. Trust provides both individually managed balanced portfolios (i.e., portfolios that are invested in several different asset classes with the overall goal of preserving and enhancing those assets) and specialized investment management services to clients with $2 million to $50 million in assets at U.S. Trust. U.S. Trust offers Wealth Advisory Accounts, an investment advisory service that utilizes the Excelsior(R) family of mutual funds, to clients that have over $250,000 in assets at U.S. Trust. In addition to investment management services, U.S. Trust provides specialized fiduciary, financial planning, enhanced master custody, and philanthropic consulting services to clients that have over $50 million in assets at U.S. Trust. U.S. Trust also offers private banking services to assist in meeting the credit and liquidity requirements of its clients.
     For institutional clients, including corporations, endowments, foundations, and pension plans, U.S. Trust provides investment management, brokerage, and special fiduciary services. Through these investment management services, U.S. Trust offers a wide range of investment options, including balanced and specialized domestic and international equity investments, structured investments, alternative investments, fixed income securities, and short-term cash management. Institutional clients can also utilize the Excelsior funds. Additionally, U.S. Trust offers to its institutional clients investment, consulting, and fiduciary services for employee stock ownership plans.

Mutual Fund Services

     The Company provides mutual fund services primarily through the Individual Investor, Institutional Investor, and U.S. Trust segments. Schwab's Mutual Fund Marketplace(R) provides clients with the ability to invest in over 3,100 mutual funds from a wide variety of fund companies. Within the Mutual Fund Marketplace, Schwab's Mutual Fund OneSource(R) service offers clients access to over 1,700 no-load mutual funds from a variety of fund families without incurring transaction fees. The Mutual Fund Marketplace also includes Schwab's mutual fund clearing service, which provides mutual fund trading and clearing services to broker-dealers.
     Schwab's Mutual Fund OneSource service allows investors to access multiple mutual fund companies, avoid brokerage transaction fees, and achieve investment diversification among fund families. Fees received by Schwab for providing services, including recordkeeping and shareholder services, from the Mutual Fund OneSource program are based upon the daily balances of client assets invested in the participating funds through Schwab and are paid by the funds and/or fund sponsors.
     Schwab charges a transaction fee on trades placed in non-Mutual Fund OneSource funds included in the Mutual Fund Marketplace. These fees are recorded as commission revenues. In addition to the third-party funds available through the Mutual Fund Marketplace, Schwab offers a family of proprietary funds, referred to as the SchwabFunds(R), and U.S. Trust offers the Excelsior(R) family of funds. Fees received by the Company from the SchwabFunds and the Excelsior Funds, for providing shareholder services, administration, investment management and other services, are based upon the net asset value of the funds.

Client Financing and Clearing Services

     Clients' securities transactions are conducted on either a cash or margin basis. In an account authorized for margin trading, Schwab may lend a client a portion of the market value of certain securities up to the limit established by the Board of Governors of the Federal Reserve System (Federal Reserve Board), which for most equity securities is initially 50%. These loans are collateralized by the securities in the client's account. Short sales of securities represent sales of borrowed securities and create an obligation for the client to purchase the securities at a later date. Clients may sell securities short in a margin account subject to minimum equity and applicable margin requirements and the availability of such securities to be borrowed and delivered. Interest on margin loans to clients provides an important source of revenue to Schwab.
     In permitting a client to engage in transactions, Schwab faces credit risk if the client fails to meet his or her obligations in the event of adverse changes in the market value of the securities positions in his or her account. Under applicable rules and regulations for margin transactions, Schwab, in the event of such an adverse change, requires the client to deposit additional securities or cash, or reduce positions, when necessary so that the amount of the client's obligation is not greater than specified percentages of the cash and market values of the securities in the account. As a matter of policy, Schwab generally requires its clients to maintain higher percentages of collateral values than the minimum percentages required under these regulations.
     Schwab may use cash balances in client accounts to extend margin credit to other clients. Pursuant to the requirements of Rule 15c3-3 under the Securities Exchange Act of 1934 (Rule 15c3-3), the portion of such cash balances not used to extend margin credit (increased or decreased by certain other client-related balances) must be held in segregated investment accounts. The balances in these segregated investment accounts must be invested in cash or qualified securities, as defined by Rule 15c3-3. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management - Credit Risk" in the Company's 2003 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report, and "Regulation" in this report.
     Schwab performs clearing services for all securities transactions in its client accounts. Schwab is obligated to settle transactions with clearing corporations, mutual funds and other financial institutions even if Schwab's client or a counterparty fails to meet his or her obligations to Schwab. See note "25 - Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk" in the Notes to Consolidated Financial Statements in the Company's 2003 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


                                Service Delivery

     Consistent with its strategy of combining people and technology to provide high-quality service, the Company's multi-channel delivery systems allow clients to choose how they prefer to do business with the Company. In addition to its network of 339 domestic branch offices in 48 states, as well as a branch in the Commonwealth of Puerto Rico, Schwab maintains automated online and telephonic channels, primarily serving retail investors through the Individual Investor and Institutional Investor segments. Schwab also maintains four regional client telephone service centers, located in Denver, Indianapolis, Orlando, and Phoenix, which handle client trading, advice, and service calls. U.S. Trust maintains 37 offices in 15 states serving clients through the U.S. Trust segment.
     While most client transactions are completed through the online channel, the Company continues to stress the importance of blending the power of the Internet with personal service to create a full-service client experience. The Company's online channels handled 87% of total trades in 2003.
     The Company's ongoing investment in technology is a key element in expanding its product and service offerings, enhancing its delivery systems, providing fast and consistent client service, reducing processing costs, and facilitating the Company's ability to handle significant increases in client activity without a corresponding rise in staffing levels. The Company uses technology to empower its clients to manage their financial affairs and is a leader in driving technological advancements in the financial services industry.
     For a discussion on the Company's technology and operating risk and procedures for risk identification, assessment and mitigation, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management - Technology and Operating Risk" in the Company's 2003 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report, and "Regulation" in this report.


                             Advertising and Brands

     The Company maintains three distinct brands - Schwab, U.S. Trust, and CyberTrader - by sustaining a consistent level of visibility in the marketplace. The Company's advertising and marketing programs support its strategy by reinforcing the strengths and key attributes of Schwab's full-service offering, U.S. Trust's wealth management services, and CyberTrader's trading technology. The Company primarily uses a combination of network, cable and local television, print media, direct mail, athletic event sponsorship, and online channels in its advertising.


                                    Employees

     As of December 31, 2003, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of 16,300 full-time employees.


                                 Risk Management

     The Company's business and activities expose it to different types of risks. Proper identification, assessment, and management of these risks are essential to the success and financial soundness of the Company. For a discussion on the Company's principal risks and some of the policies and procedures for risk identification, assessment and mitigation, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management" in the Company's 2003 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report, and "Regulation" in this report.


                              Business Environment

     The Company's business, like that of other securities brokerage and related financial services firms, is directly affected by the fluctuations in securities trading volumes and price levels that occur in fundamentally cyclical financial markets, by changes in government monetary policies that impact the growth of bank loans and investments and the level of interest charged for loans and paid on deposits and other funding sources, and by changes in the geopolitical environment. The Company may experience significant variations in revenues from period to period depending on changes in these factors and the overall business environment. Given the nature of the Company's revenues, expenses and risk profile, the Company's earnings and CSC's common stock price may be subject to significant volatility from period to period. For a discussion of the business environment faced by the Company in 2003, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Description of Business - Overview" in the Company's 2003 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No.13.1 of this report.


                                   Competition

     The Company faces significant competition from companies seeking to attract client financial assets, including traditional, discount and online brokerage firms, mutual fund companies, banks, and asset management and wealth management companies. For a discussion of competition, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management
- Competition" in the Company's 2003 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


                                   Regulation

     CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. CSC's depository institution subsidiaries, including Schwab Bank and affiliates of U.S. Trust, are subject to regulation under federal and state law, including supervision by federal and state banking authorities. For a discussion of bank holding company requirements, see note "23 - Regulatory Requirements" in the Notes to
Consolidated Financial Statements in the Company's 2003 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.
     The securities industry in the United States is subject to extensive regulation under both federal and state laws.

Schwab, SCM, and CyberTrader are registered as broker-dealers with the SEC, the fifty states, and the District of Columbia and Puerto Rico. Schwab and CSIM are registered as investment advisors with the SEC. Additionally, Schwab is regulated by the Commodities Futures Trading Commission (CFTC) with respect to its introduced futures and commodities trading activities.
     Much of the regulation of broker-dealers has been delegated to self-regulatory organizations (SROs), namely the national securities exchanges. Schwab is a member of most of the major national securities exchanges and is consequently subject to their rules and regulations. The primary regulators of Schwab, SCM, and CyberTrader include the New York Stock Exchange (NYSE), the National Association of Securities Dealers (NASD), and the Municipal Securities Rulemaking Board. The National Futures Association (NFA) has been designated by the CFTC as Schwab's primary regulator with respect to its futures and commodities trading activities. The Company's business is also subject to oversight by regulatory bodies in other countries in which the Company operates.
     The principal purpose of regulating broker-dealers and investment advisors is the protection of clients and the securities markets. The regulations to which broker-dealers and investment advisors are subject cover all aspects of the securities business, including sales and trading practices, publication of research, margin lending, uses and safekeeping of clients' funds and securities, capital adequacy, recordkeeping and reporting, fee arrangements, disclosure to clients, fiduciary duties owed to advisory clients, and the conduct of directors, officers and employees.
     New legislation, rule changes, or changes in the interpretation or enforcement of existing federal, state and SRO rules and regulations may directly affect the operation and profitability of CSC and its financial services affiliates. The profitability of CSC and its financial services affiliates could also be affected by rules and regulations which impact the business and financial communities generally, including changes to the laws governing taxation, electronic commerce, and security of client data. CSC and its financial services affiliates are subject to claims, lawsuits, regulatory examinations and other proceedings in the ordinary course of business, which can result in censure, fine, cease and desist orders, or suspension or expulsion of such affiliate, its officers, or employees.
     As registered broker-dealers, certain subsidiaries of CSC, including Schwab and SCM, are subject to SEC Rule 15c3-1 (the Net Capital Rule) and related SRO requirements. The CFTC and NFA also impose net capital requirements. The Net Capital Rule specifies minimum capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. Because CSC itself is not a registered broker-dealer, it is not subject to the Net Capital Rule. However, if Schwab or SCM failed to maintain specified levels of net capital, such failure would constitute a default by CSC under certain debt covenants.
     The Net Capital Rule limits broker-dealers' ability to transfer capital to parent companies and other affiliates. Compliance with the Net Capital Rule could limit Schwab's or SCM's operations and their ability to repay subordinated debt to CSC, which in turn could limit CSC's ability to repay debt, pay cash dividends and purchase shares of its outstanding stock. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Liquidity" and note "23 - Regulatory Requirements" in the Notes to Consolidated Financial Statements in the Company's 2003 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 2.  Properties


     A summary of the Company's significant locations at December 31, 2003 is presented in the following table. All locations are leased, except as noted below. The square footage amounts (in thousands) are presented net of space that has been subleased to third parties.

--------------------------------------------------------------------------------
                                                          Square Footage
Location                                                 Leased     Owned
--------------------------------------------------------------------------------
Corporate office space:
     San Francisco, CA (1)                                1,570       364
     Pleasanton, CA                                         416         8
     New York, NY (2)                                       488         -
     Jersey City, NJ (3)                                    442         -
Service centers:
     Phoenix, AZ (4,5)                                      118     1,009
     Denver, CO (4)                                         331         -
     Orlando, FL (4)                                        298         -
     Indianapolis, IN (4)                                     -       164
     Austin, TX (6)                                         207         -
--------------------------------------------------------------------------------
(1)  Includes Schwab headquarters.
(2)  Includes U.S. Trust headquarters.
(3)  Includes SCM headquarters.
(4)  Includes a regional telephone service center.
(5)  Includes two data centers and an administrative support center.
(6)  The Company closed this service center in 2002.

     Substantially all of the Company's branch offices are located in leased premises. While the corporate headquarters and data centers support all of the Company's segments, the offices and service centers primarily support the Individual Investor, Institutional Investor, and U.S. Trust segments.
     From 2001 to 2003, the Company initiated restructuring initiatives that included a reduction in facilities. For a discussion of such initiatives, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations" and note "3 -

Restructuring  and  Other  Charges"  in  the  Notes  to  Consolidated  Financial
Statements in the Company's 2003 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit 13.1 of this report.


Item 3.  Legal Proceedings

     The information required to be furnished pursuant to this item is included in note "24 - Commitments and Contingent Liabilities" in the Notes to Consolidated Financial Statements in the Company's 2003 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2003.


Item 4A. Executive Officers of the Registrant

     Information   relating  to  the  executive   officers  of  the  Company  is
incorporated by reference from Part III, Item 10 of this report.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock is listed on the NYSE and the Archipelago Exchange, a facility of the Pacific Exchange, under the ticker symbol SCH. The number of common stockholders of record as of March 1, 2004 was 12,358. The closing market price per share on that date was $12.32.
     The other information required to be furnished pursuant to this item is included in "Quarterly Financial Information (Unaudited)" in the Company's 2003 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 6.  Selected Financial Data

     The information required to be furnished pursuant to this item is included in "Selected Financial and Operating Data" in the Company's 2003 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required to be furnished pursuant to this item is included in "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 2003 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information required to be furnished pursuant to this item is included in "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management - Market Risk" in the Company's 2003 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 8.  Financial Statements and Supplementary Data

     The information required to be furnished pursuant to this item is included in the Consolidated Financial Statements and "Quarterly Financial Information (Unaudited)" in the Company's 2003 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


Item 9A. Controls and Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2003, that the Company's disclosure controls and procedures were effective in recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission's rules and forms. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     The information relating to directors of the Company required to be furnished pursuant to this item is incorporated by reference from portions of the Company's definitive proxy statement for its annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 29, 2004 (the Proxy Statement) under "The Board of Directors - Members of the Board of Directors," footnote 2 to "The Board of Directors - Board and Committee Meetings," and "Section 16(a) Beneficial Ownership Reporting Compliance." The Company's Code of Conduct and Business Ethics, applicable to directors and all employees, including senior financial officers, is available on the Company's website at www.aboutschwab.com/corpgov. If the Company makes any amendments to or grants any waivers from its Code of Conduct and Business Ethics which are required to be disclosed pursuant to the Securities Exchange Act of 1934, the Company will make such disclosures on this website.

Executive Officers of the Registrant

     The following table provides certain information about each of the Company's current executive officers.

================================================================================

                      Executive Officers of the Registrant

      Name                  Age                      Title
      ----                  ---                      -----

Charles R. Schwab           66           Chairman and Director

David S. Pottruck           55           Chief Executive Officer and Director

William L. Atwell           53           Executive Vice President and President
                                         - Client Sales and Service and Banking

Jody L. Bilney              42           Executive Vice President and Chief
                                         Marketing Officer

Christopher V. Dodds        44           Executive Vice President and Chief
                                         Financial Officer

Lon Gorman                  55           Vice Chairman and President - Schwab
                                         Institutional and Asset Management

Daniel O. Leemon            50           Executive Vice President and Chief
                                         Strategy Officer

Dawn G. Lepore              49           Vice Chairman - Active Trader,
                                         Technology, Operations, Administration
                                         and Business Strategy

Mary S. McLeod              48           Executive Vice President - Human
                                         Resources

Geoffrey J. Penney          58           Executive Vice President and Chief
                                         Information Officer

Alan J. Weber               55           Executive Vice President of The Charles
                                         Schwab Corporation, Chairman and Chief
                                         Executive Officer of U.S. Trust
                                         Corporation

================================================================================




     Mr. Schwab has been Chairman and a director of the Company since its incorporation in 1986. Mr. Schwab was Co-Chief Executive Officer of the Company from 1998 to May 2003, and Chief Executive Officer of the Company from 1986 to 1997. Mr. Schwab was a founder of Schwab in 1971 and has been its Chairman since 1978. Mr. Schwab is currently a director of USTC and its principal subsidiary, U.S. Trust NY; Gap, Inc. (until May 13, 2004 when Mr. Schwab's term on the Gap board will expire); and Siebel Systems, Inc., a company that provides support for software systems. Mr. Schwab is also a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust and Schwab Annuity Portfolios, all registered investment companies.

     Mr. Pottruck has been Chief Executive Officer of the Company since May 2003, a director of the Company since 1994, and President of the Company since 1992. Mr. Pottruck was Co-Chief Executive Officer of the Company from 1998 to May 2003, and Chief Operating Officer of the Company from 1994 to 1998. Mr. Pottruck joined Schwab in 1984. Mr. Pottruck is currently a director of USTC; U.S. Trust NY; and Intel Corporation, a maker of microcomputer components and related products.

     Mr. Atwell has been Executive Vice President and President - Client Sales and Service and Banking since May 2003. He served as Executive Vice President - Institutional, International and Banking of the Company and Schwab from June 2002 until May 2003 and Executive Vice President - International and Banking of Schwab between February and May 2002. Mr. Atwell was Executive Vice President - International of Schwab from 2000 to 2002. Prior to joining Schwab, Mr. Atwell was Senior Vice President - National Sales and Delivery Network for CIGNA
Healthcare from 1996 to 2000. Mr. Atwell is currently a director of the Securities Industry Association.

     Ms. Bilney has been Executive Vice President and Chief Marketing Officer of the Company and Schwab since 2002. Prior to joining Schwab, Ms. Bilney was Senior Vice President - Brand Management and Marketing Communications from 2001 to 2002, President - Consumer Markets Group from 2000 to 2001, Vice President - Consumer Markets Group from 1999 to 2000, and Vice President - General Manager, Consumer Sales from 1997 to 1999 for Verizon Communications, a provider of telecommunication services.

     Mr. Dodds has been Chief Financial Officer of the Company and Schwab since 1999 and Executive Vice President of the Company and Schwab since 1998. Mr. Dodds was Corporate Controller of Schwab from 1997 to 1999 and Corporate Treasurer of Schwab from 1993 to 1997. Mr. Dodds joined Schwab in 1986.

     Mr. Gorman has been Vice Chairman of the Company and Schwab since 1999, President - Schwab Institutional and Asset Management since May 2003, President
- Asset Management Products and Services from February 2002 until May 2003, Enterprise President - Schwab Capital Markets of Schwab, and Executive Vice President of the Company from 1997 to 1999. Mr. Gorman joined Schwab in 1996. Mr. Gorman is currently a director of the Nasdaq Stock Market.

     Mr. Leemon has been Executive Vice President and Chief Strategy Officer of the Company and Schwab since 1995. Mr. Leemon joined Schwab in 1995. Mr. Leemon is currently a director of The Corporate Executive Board, a provider of research and quantitative analysis focusing on corporate strategy, operations, and general management issues.

     Ms. Lepore has been Vice Chairman - Active Trader, Technology, Operations, Administration and Business Strategy since August 2003. She served as Vice Chairman - Technology, Active Trader, Operations, and Administration of the Company and Schwab from May 2003 until August 2003, Vice Chairman - Technology, Operations and Administration of the Company and Schwab from July 2002 until May 2003, and Vice Chairman - Technology and Administration of the Company and Schwab from 2001 to 2002. Ms. Lepore was Vice Chairman and Chief Information Officer of the Company and Schwab from 1999 to 2001 and Executive Vice President and Chief Information Officer of the Company and Schwab from 1993 to 1999. Ms. Lepore joined Schwab in 1983. Ms. Lepore is currently a director of Wal-Mart Stores, Inc., eBay Inc., and Catalyst, Inc.

     Ms. McLeod has been Executive Vice President - Human Resources of the Company and Schwab since 2001. Ms. McLeod was appointed to the Company's Executive Committee effective January 1, 2003. Prior to joining Schwab, Ms. McLeod was Vice President of Human Resources for the Global Sales Organization of Cisco Systems from 2000 to 2001, Director of Human Resources for Hallmark Cards from 1997 until 1998, and Senior Vice President of Human Resources for Hallmark Cards from 1998 to 2000.

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

     Mr. Weber has been Executive Vice President of the Company, Chief Executive Officer of USTC and U.S. Trust NY, and a director of USTC since 2002. Mr. Weber was appointed Chairman of USTC as of January 31, 2003. Prior to joining USTC, Mr. Weber was Vice Chairman and Chief Financial Officer for Aetna, Inc. from 1998 to 2001. Mr. Weber currently serves as Advisory Committee Chairman of Computer Repair Systems, LLC.

Item 11. Executive Compensation

     The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under "The Board of Directors - Compensation Committee Interlocks and Insider Participation," "- Director Compensation," "Executive Compensation - Summary Compensation Table," "- Options Granted in 2003," "- Fiscal Year End Option Values," "- Long Term
Incentive Plan - Awards in 2003," "Certain Relationships and Related Transactions," "Appendix B - Description of Charles R. Schwab's Employment and License Agreements," and "Appendix C - Description of Lon Gorman's Employment Agreement."


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under "Principal Stockholders," "Executive Compensation - Securities Authorized for Issuance Under Equity Compensation Plans," and "- Material Features of Employee Stock Incentive Plan."


Item 13. Certain Relationships and Related Transactions

     The information required to be furnished pursuant to this item is incorporated by reference from a portion of the Proxy Statement under "Certain Relationships and Related Transactions."


Item 14. Principal Accountant Fees and Services

     The  information  required  to  be  furnished  pursuant  to  this  item  is
incorporated   by  reference  from  a  portion  of  the  Proxy  Statement  under
"Independent Auditors - Auditor Selection and Fees."


                                     PART IV


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Documents filed as part of this Report

     1.   Financial Statements

     The financial statements and independent auditors' report are included in the Company's 2003 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report and are listed below:

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

     (b)  Reports on Form 8-K

     On October 21, 2003, the Registrant furnished a Current Report on Form 8-K announcing under Item 12 - Results of Operations and Financial Condition, the financial results for the quarter ended September 30, 2003.

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

3.12 Third Restated Bylaws, as amended on May 9, 2003, of the Registrant (supersedes Exhibit 3.9), filed as Exhibit 3.12 to the Registrant's Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

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

10.149 Employment Agreement dated as of March 31, 1995 between the Registrant and Charles R. Schwab, filed as Exhibit 10.149 to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein
          by reference.                                                        +

10.169 Third Amendment to the Trust Agreement for the Charles Schwab Profit Sharing and Employee Stock Ownership Plan effective January 1, 1996, dated May 8, 1996 filed as Exhibit 10.169 to the Registrant's Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by
          reference.                                                           +

10.191 Form of Restricted Shares Award Agreement of The Charles Schwab Corporation 1992 Stock Incentive Plan (supersedes Exhibit 10.171), filed as Exhibit 10.191 to the Registrant's Form 10-K for the year
          ended December 31, 2002 and incorporated herein by reference.        +

10.192 Form of Nonstatutory Stock Option Agreement of The Charles Schwab Corporation 1992 Stock Incentive Plan (supersedes Exhibit 10.172), filed as Exhibit 10.192 to the Registrant's Form 10-K for the year
          ended December 31, 2002 and incorporated herein by reference.        +

10.202 Fourth Amendment to the Trust Agreement for the Charles Schwab Profit Sharing and Employee Stock Ownership Plan effective January 1, 1998. +

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

10.248 The Charles Schwab Corporation 2001 Stock Incentive Plan, restated to include amendments through October 23, 2002 (supersedes Exhibits
          10.225 and 10.245), filed as Exhibit 10.248 to the Registrant's Form 10-K for the year ended December 31, 2002 and incorporated herein by
          reference.                                                           +

10.250 Separation Agreement by and between Jeffrey S. Maurer and The Charles Schwab Corporation, filed as Exhibit 10.250 to the Registrant's Form 10-K for the year ended December 31, 2002 and incorporated herein
          by reference.                                                        +

10.251 The Charles Schwab Corporation 2001 Stock Incentive Plan, restated to include amendments through May 2003 (supersedes Exhibit 10.248), filed as Exhibit 10.251 to the Registrant's Form 10-Q for the quarter ended
          June 30, 2003 and incorporated herein by reference.                  +

10.252    The Charles Schwab  Corporation  Long-Term  Incentive  Plan,  filed as
          Exhibit  10.252 to the  Registrant's  Form 10-Q  for the quarter ended
          June 30, 2003 and incorporated herein by reference.                  +

10.253 Employment Agreement dated as of March 31, 2003 between the Registrant and Charles R. Schwab (supersedes Exhibit 10.149), filed as Exhibit
          10.253 to the  Registrant's  Form 10-Q for the quarter ended  June 30,
          2003 and incorporated herein by reference.                           +

10.254 The Charles Schwab Severance Pay Plan restated as of May 1, 2003 (supersedes Exhibit 10.247), filed as Exhibit 10.254 to the
          Registrant's  Form 10-Q  for  the  quarter  ended  June 30,  2003  and
          incorporated herein by reference.                                    +

10.255 Credit Agreement (364-Day Commitment) dated as of June 20, 2003 between the Registrant and the financial institutions listed therein (supersedes Exhibit 10.241), filed as Exhibit 10.255 to the
          Registrant's Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.256 Separation Agreement and General Release by and among The Charles Schwab Corporation, Charles Schwab & Co., Inc., and John Philip Coghlan dated July 25, 2003, filed as Exhibit 10.256 to the Registrant's Form 10-Q for the quarter ended September 30, 2003 and
          incorporated herein by reference.                                    +

12.1      Computation of Ratio of Earnings to Fixed Charges.

13.1 Portions of The Charles Schwab Corporation 2003 Annual Report to Stockholders, which have been incorporated herein by reference. Except for such portions, such annual report is not deemed to be "filed" herewith.

21.1      Subsidiaries of the Registrant.

23.1      Independent Auditors' Consent.

31.1      Certification  Pursuant  to  Rule   13a-14(a)/15d-14(a),   As  Adopted
          Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2      Certification  Pursuant  to  Rule   13a-14(a)/15d-14(a),   As  Adopted
          Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1      Certification Pursuant to 18 U.S.C. Section 1350,  As Adopted Pursuant
          to Section 906 of The Sarbanes-Oxley Act of 2002.                   **

32.2      Certification Pursuant to 18 U.S.C. Section 1350,  As Adopted Pursuant
          to Section 906 of The Sarbanes-Oxley Act of 2002.                   **

* Incorporated by reference to the identically-numbered exhibit to Registrant's Registration Statement No. 33-16192 on Form S-1, as amended and declared effective on September 22, 1987.

**        Furnished as an exhibit to this annual report on Form 10-K.

+         Management contract or compensatory plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2004.

                                       THE CHARLES SCHWAB CORPORATION
                                                 (Registrant)

                                       BY:    /s/ David S. Pottruck
                                              -----------------------
                                              David S. Pottruck
                                              Chief Executive Officer
                                                and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 11, 2004.

    Signature / Title                             Signature / Title
    -----------------                             -----------------

/s/ Charles R. Schwab                          /s/ David S. Pottruck
-------------------------                      -------------------------
Charles R. Schwab,                             David S. Pottruck,
Chairman                                       Chief Executive Officer
                                                 and Director
                                                 (principal executive officer)

/s/ Christopher V. Dodds
-------------------------
Christopher V. Dodds,
Executive Vice President
  and Chief Financial Officer
  (principal financial and accounting officer)


/s/ Nancy H. Bechtle                           /s/ C. Preston Butcher
-------------------------                      -------------------------
Nancy H. Bechtle, Director                     C. Preston Butcher, Director


/s/ Donald G. Fisher                           /s/ Anthony M. Frank
-------------------------                      -------------------------
Donald G. Fisher, Director                     Anthony M. Frank, Director


/s/ Frank C. Herringer                         /s/ Stephen T. McLin
-------------------------                      -------------------------
Frank C. Herringer, Director                   Stephen T. McLin, Director


/s/ George P. Shultz                           /s/ Paula A. Sneed
-------------------------                      -------------------------
George P. Shultz, Director                     Paula A. Sneed, Director


/s/ Roger O. Walther                           /s/ Robert N. Wilson
-------------------------                      -------------------------
Roger O. Walther, Director                     Robert N. Wilson, Director


/s/ David B. Yoffie
-------------------------
David B. Yoffie, Director

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

Schedule II - Valuation and Qualifying Accounts                       F-9

Combined Supplemental Financial Data for U.S. Trust Corporation
   and Charles Schwab Bank, N.A. (Unaudited)                      F-10 - F-16



Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the Company's consolidated financial statements and notes in the Company's 2003 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.

INDEPENDENT AUDITORS' REPORT
----------------------------



To the Stockholders and Board of Directors of The Charles Schwab Corporation:



We have audited the consolidated financial statements of The Charles Schwab Corporation and subsidiaries (the Company) as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 23, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to an accounting change); such consolidated financial statements and report are included in your 2003 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules (Schedules I and II) of the Company on pages F-3 through F-9. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
-------------------------
San Francisco, California
February 23, 2004

                                                                      SCHEDULE I

                         THE CHARLES SCHWAB CORPORATION
                              (PARENT COMPANY ONLY)

                  Condensed Financial Information of Registrant
                             Condensed Balance Sheet
                                  (In millions)

December 31,                                              2003            2002
--------------------------------------------------------------------------------

Assets
Cash and cash equivalents                              $   764         $ 1,079
Securities owned - at market value                          74               -
Advances to subsidiaries                                   333             339
Investments in subsidiaries, at equity                   3,986           3,316
Other assets                                                95             105
--------------------------------------------------------------------------------
Total                                                  $ 5,252         $ 4,839
================================================================================

Liabilities and Stockholders' Equity
Accrued expenses and other liabilities                 $   282         $   212
Intercompany borrowings                                     24              24
Long-term debt                                             485             592
--------------------------------------------------------------------------------
Total liabilities                                          791             828

Stockholders' equity                                     4,461           4,011
--------------------------------------------------------------------------------
Total                                                  $ 5,252         $ 4,839
================================================================================

See Notes to Condensed Financial Information.

                                                                      SCHEDULE I



                         THE CHARLES SCHWAB CORPORATION
                              (PARENT COMPANY ONLY)

                  Condensed Financial Information of Registrant
                          Condensed Statement of Income
                                  (In millions)



Year Ended December 31,                                    2003    2002   2001
--------------------------------------------------------------------------------

Interest revenue                                           $ 28    $ 41   $ 73
Interest expense                                            (27)    (41)   (53)
--------------------------------------------------------------------------------

Net interest revenue                                          1       -     20

Other revenues (losses)                                      (2)     (2)    12
Restructuring charges                                       (25)    (29)   (30)
Other gains (expenses)                                      (26)      5      7
--------------------------------------------------------------------------------

Income (loss) before income tax benefit (expense)
  and equity in earnings of subsidiaries                    (52)    (26)     9

Income tax benefit (expense)                                 27      11     (1)
--------------------------------------------------------------------------------

Income (loss) before equity in earnings of subsidiaries     (25)    (15)     8

Equity in earnings of subsidiaries:
  Equity in undistributed earnings / (distributions in
    excess of earnings) of subsidiaries                      18    (287)  (501)
  Dividends paid by subsidiaries                            479     437    599
  Equity in extraordinary item of subsidiary                  -      12    121
  Equity in discontinued operations of subsidiary             -     (38)   (28)
--------------------------------------------------------------------------------
  Total                                                     497     124    191
--------------------------------------------------------------------------------
Net income                                                 $472    $109   $199
================================================================================

See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                         THE CHARLES SCHWAB CORPORATION
                              (PARENT COMPANY ONLY)

                  Condensed Financial Information of Registrant
                        Condensed Statement of Cash Flows
                                  (In millions)

Year Ended December 31,                                    2003    2002    2001
--------------------------------------------------------------------------------

Cash Flows from Operating Activities
Net income                                               $  472  $  109  $  199
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Distributions in excess of earnings / (equity in
    undistributed earnings) of subsidiaries                 (18)    287     501
   Equity in extraordinary item of subsidiary                 -     (12)   (121)
   Equity in discontinued operations of subsidiary            -      38      28
   Net gain on sale of an investment                          -       -     (26)
   Other                                                     (7)      2      10
Net change in:
  Other assets                                                9     (29)     (6)
  Drafts payable                                              -    (100)   (100)
  Accrued expenses and other liabilities                     24       6       9
--------------------------------------------------------------------------------
Net cash provided by operating activities                   480     301     494
--------------------------------------------------------------------------------

Cash Flows from Investing Activities
Purchases of securities available for sale                    -       -      (6)
Proceeds from sales of securities available for sale          -      11       -
Decrease in net advances to subsidiaries                     39      40     384
Increase in investments in subsidiaries                    (643)    (55)   (111)
Cash payments for business combinations and
  investments, net of cash received                         (25)     (1)    (13)
Proceeds from sale of an investment                           -       -      49
--------------------------------------------------------------------------------
Net cash provided by (used for) investing activities       (629)     (5)    303
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
Proceeds from intercompany borrowings                         -      24       -
Repayment of long-term debt                                (100)   (113)    (39)
Dividends paid                                              (68)    (60)    (61)
Purchase of treasury stock                                  (32)   (299)   (368)
Proceeds from stock options exercised and other              34      34      30
--------------------------------------------------------------------------------
Net cash used for financing activities                     (166)   (414)   (438)
--------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents           (315)   (118)    359
Cash and Cash Equivalents at Beginning of Year            1,079   1,197     838
--------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                 $  764  $1,079  $1,197
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

                                                                      SCHEDULE I

                         The Charles Schwab Corporation
                              (PARENT COMPANY ONLY)

                  Condensed Financial Information of Registrant
                    Notes to Condensed Financial Information


1.   Introduction and Basis of Presentation

     The condensed financial information of The Charles Schwab Corporation (CSC) should be read in conjunction with the consolidated financial statements of The Charles Schwab Corporation and its majority-owned subsidiaries (collectively referred to as the Company) and notes thereto included in the Company's 2003 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report.


2.   Supplemental Cash Flow Information

     Certain of CSC's subsidiaries have remitted (received) the tax benefits (expenses) from stock options exercised and other stock-based compensation of $(3) million in 2003, $4 million in 2002, and $37 million in 2001 to CSC.

     Certain information affecting the cash flows of CSC follows (in millions):

     ---------------------------------------------------------------------------
     Year Ended December 31,                       2003       2002        2001
     ---------------------------------------------------------------------------

     Income taxes paid (refunded)                 $  (5)     $ (21)      $  12
     ---------------------------------------------------------------------------

     Interest paid:
         Long-term debt                           $  28      $  49       $  52
         Other                                        1          1           2
     ---------------------------------------------------------------------------
     Total interest paid                          $  29      $  50       $  54
     ===========================================================================
     Non-cash investing and financing activities:
         Common stock and options issued for
           purchases of businesses                $   4      $   4       $  71
     ---------------------------------------------------------------------------


3.   Long-term Debt

     Long-term debt consists of Senior Medium-Term Notes, Series A (Medium-Term Notes). At December 31, 2003, CSC had $466 million aggregate principal amount of Medium-Term Notes outstanding with maturities ranging from 2004 to 2010 and fixed interest rates ranging from 6.04% to 8.05%. At
     December 31, 2003, the Medium-Term Notes carried a weighted-average interest rate of 7.31%.

     At December 31, 2002, CSC had $566 million aggregate principal amount of Medium-Term Notes outstanding with maturities ranging from 2003 to 2010 and fixed interest rates ranging from 6.04% to 8.05%. At December 31, 2002, the Medium-Term Notes carried a weighted-average interest rate of 7.29%.

     CSC uses interest rate swap agreements (Swaps) to effectively convert the interest rate characteristics of a portion of its Medium-Term Notes from fixed to variable. These Swaps are structured for CSC to receive a fixed rate of interest and pay a variable rate of interest based on the three-month LIBOR rate. The variable interest rates reset every three months. Information on these Swaps is summarized in the following table:

     ---------------------------------------------------------------------------
     December 31,                                           2003       2002
     ---------------------------------------------------------------------------
     Notional principal amount (in millions)               $ 293      $ 293
     Weighted-average variable interest rate               3.62%      3.87%
     Weighted-average fixed interest rate                  7.57%      7.57%
     Weighted-average maturity (in years)                    5.3        6.3
     ---------------------------------------------------------------------------

     These Swaps have been designated as fair value hedges under Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities, and are recorded on the condensed balance sheet. Changes in fair value of the Swaps are completely offset by changes in fair value of the hedged Medium-Term Notes. Therefore, there is no effect on net income. At December 31, 2003 and 2002, CSC recorded a derivative asset of $19 million and $26 million, respectively, for these Swaps. Concurrently, the carrying value of the Medium-Term Notes was increased by $19 million and $26 million at December 31, 2003 and 2002, respectively.

     Annual maturities on long-term debt outstanding at December 31, 2003 are as follows (in millions):

     ---------------------------------------------------------------------------
     2004                                                                $  81
     2005                                                                   56
     2006                                                                   68
     2007                                                                   38
     2008                                                                   15
     Thereafter                                                            208
     ---------------------------------------------------------------------------
     Total maturities                                                      466
     Fair value adjustment (1)                                              19
     ---------------------------------------------------------------------------
     Total                                                               $ 485
     ===========================================================================
     (1) Represents the fair value adjustment related to hedged Medium-Term Notes. See discussion above.


4.   Related Party Transactions

     At December 31, 2003, receivables from affiliates, which is included in advances to subsidiaries, was $18 million. At December 31, 2003, payables to affiliates, which is included in accrued expenses and other liabilities, was $87 million and is payable on demand.

     CSC provides subordinated revolving credit facilities and other lending arrangements to certain of its subsidiaries, including Schwab, USTC, Schwab Capital Markets L.P. (SCM), and Charles Schwab Bank, N.A (Schwab Bank). The amount outstanding under these facilities and arrangements totaled $315 million at December 31, 2003.

          - Schwab has a $1.4 billion subordinated revolving credit facility which is scheduled to expire in September 2004. The amount outstanding under this facility was $220 million at both December 31, 2003 and 2002.

          - USTC has a $300 million short-term credit facility maturing in December 2006. The amount outstanding under this facility was $45 million and $35 million at December 31, 2003 and 2002, respectively.

          - SCM has a $150 million subordinated lending arrangement which is scheduled to expire in August 2004. In addition, CSC provides SCM with a $50 million short-term credit facility. The total amount outstanding under these facilities was $50 million at both December 31, 2003 and 2002.

          -    Schwab  Bank  has  a  $100 million   short-term  credit  facility
               maturing in December 2005. No funds were drawn under this facility at December 31, 2003.

     CSC also provides other lending arrangements to certain of its subsidiaries. At December 31, 2003, the total amount provided under these lending arrangements was $11 million, none of which was outstanding. At December 31, 2002, these lending arrangements totaled $28 million, of which $1 million was outstanding.

     Interest earned by CSC from these subordinated revolving credit facilities and other lending arrangements totaled $17 million in 2003, $20 million in 2002 and $42 million in 2001.


5.   Commitments and Guarantees

     In 2003, the Company adopted Financial Accounting Standards Board Interpretation (FIN) No. 46 - Consolidation of Variable Interest Entities, and consolidated a special purpose trust (Trust) that was formed in 2000 to finance the acquisition and renovation of an office building and land, see note "2 - Significant Accounting Policies" in the Notes to Consolidated Financial Statements in the Company's 2003 Annual Report to Stockholders, which is incorporated herein by reference to Exhibit No. 13.1 of this report. Upon adoption of FIN No. 46, the Company recorded the building and land at a cost of $245 million; accumulated depreciation of $16 million; a note payable of $235 million; and a net reduction of accrued expenses and other liabilities of $7 million. Additionally, the Company has guaranteed the debt of the Trust up to a maximum of $202 million. The lender does not have recourse to any other assets of the Company.

     CSC has  provided  certain  indemnification  agreements  (i.e.,  protection
     against  damage  or  loss)  to   counterparties   in  connection  with  the
     disposition of certain of the Company's assets. Such indemnifications relate to employee terminations, ownership of intellectual property rights (e.g., patents), accuracy of financial statements, compliance with laws and regulations, and misrepresentations. At December 31, 2003, CSC had indemnification agreements with various expiration dates and a maximum potential liability of approximately $100 million. CSC does not believe that any material loss related to such indemnifications is likely and therefore no liability has been recognized.

                                                                     SCHEDULE II


                         THE CHARLES SCHWAB CORPORATION



                        Valuation and Qualifying Accounts
                                  (In millions)


                                           Additions
                           Balance at ---------------------          Balance at
                           Beginning   Charged              Written      End
Description                 of Year   to Expense  Other (1)   off      of Year
-----------                ---------  ----------  --------- -------  ----------

For the year ended
  December 31, 2003:

   Allowance for doubtful
    accounts of
    brokerage clients (2)    $ 4         $ 1       $ -       $ (3)       $ 2
                           =====================================================

For the year ended
  December 31, 2002:

   Allowance for doubtful
    accounts of
    brokerage clients (2)    $ 5         $ 3       $ 1       $ (5)       $ 4
                           =====================================================

For the year ended
  December 31, 2001:

   Allowance for doubtful
    accounts of
    brokerage clients (2)    $11         $ 3       $ -       $ (9)       $ 5
                           =====================================================

(1)  Represents collections of previously written-off accounts.

(2) Excludes banking-related valuation and qualifying accounts. See "Supplemental Financial Data for U.S. Trust Corporation and Charles Schwab Bank, N.A. (Unaudited) - Loans to Banking Clients and Related Allowance for Credit Losses" in this report for such banking-related information.

                         The Charles Schwab Corporation
         Combined Supplemental Financial Data for U.S. Trust Corporation
                   and Charles Schwab Bank, N.A. (Unaudited)
                              (Dollars in Millions)



     The following supplemental financial data is presented in accordance with the Securities Exchange Act of 1934, Industry Guide 3 - Statistical Disclosure by Bank Holding Companies. The accompanying unaudited financial information includes U.S. Trust Corporation (U.S. Trust) and Charles Schwab Bank, N.A. (Schwab Bank), which are subsidiaries of The Charles Schwab Corporation. U.S. Trust is a wealth management firm that also provides fiduciary and private banking services. Schwab Bank is a retail bank which commenced operations in April 2003.

------------------------------------------------------------------------------------------------------------------------------------
1. Analysis of Change in Net Interest Revenue
An analysis of the year-to-year  changes in the categories of interest revenue and interest expense resulting from changes in volume and rate, on a taxable equivalent basis, is as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                               2003 Compared to 2002                2002 Compared to 2001
                                                             Increase (Decrease) Due to           Increase (Decrease) Due to
                                                                     Change in:                           Change in:
                                                          --------------------------------     --------------------------------
                                                          Average      Average     Total       Average      Average     Total
                                                          Volume        Rate                   Volume        Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest-Earning assets:
Cash equivalents                                          $   1        $  (2)      $  (1)      $  (5)       $  (4)      $  (9)
Securities available for sale (1):
  U.S. Treasury securities                                    1           (1)          -           6           (5)          1
  U.S. Government agencies and
     collateralized mortgage obligations (2)                  8           (9)         (1)          4           (8)         (4)
  State and municipal obligations                            (1)           -          (1)          1           (1)          -
------------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale                           8          (10)         (2)         11          (14)         (3)
Loans to banking clients (3)                                 45          (51)         (6)         50          (54)         (4)
Other interest-earning assets                                 7            -           7           1           (2)         (1)
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                                61          (63)         (2)         57          (74)        (17)
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing sources of funds:
Interest-bearing banking deposits                            21          (19)          2          25          (58)        (33)
Short-term borrowings                                         5          (11)         (6)          8          (13)         (5)
Long-term debt                                               (3)           1          (2)          4          ( 2)          2
------------------------------------------------------------------------------------------------------------------------------------
Total sources on which interest is paid                      23          (29)         (6)         37          (73)        (36)
------------------------------------------------------------------------------------------------------------------------------------
Change in net interest revenue-taxable equivalent basis   $  38        $ (34)      $   4       $  20        $  (1)      $ (19)
===================================================================================      ===============================      ======
Tax equivalent adjustment                                                             (1)                                   1
Provision for credit loss                                                              -                                   (3)
------------------------------------------------------------------------------------------------------------------------------------
Change in net interest revenue                                                     $   3                                $  17
====================================================================================================================================

Changes that are not due solely to volume or rate have been allocated to rate.
(1)  The average balance and average rate for securities available for sale have been calculated using their amortized cost.
(2)  Includes collateralized mortgage obligations securities issued by agencies including GNMA, FNMA and FHLMC.
(3)  Includes average principal balances of non-accrual and reduced rate loans.




2. Three-year Net Interest Revenue (Tax Equivalent Basis) and Average Balances


------------------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31,                        2003                           2002                            2001
                                           ---------------------------    ---------------------------    ---------------------------
                                           Average             Average    Average             Average    Average             Average
                                           Balance   Interest   Rate      Balance   Interest    Rate     Balance   Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets:
Cash equivalents                           $   229     $    2     1.00%   $   193     $    3     1.55%   $   338     $   12    3.48%
Securities available for sale (1),(2)        1,904         78     4.12%     1,508         80     5.31%     1,317         83    6.33%
Loans to banking clients (3)                 5,304        230     4.56%     4,204        236     5.62%     3,469        240    6.91%
Other interest-earning assets                  447          9     1.89%        45          2     4.49%        38          3    7.14%
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                7,614        319     4.19%     5,950        321     5.40%     5,162        338    6.54%
------------------------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets                    810                            771                            776
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                               $ 8,424                        $ 6,721                        $ 5,938
====================================================================================================================================
Liabilities and Stockholder's Equity:
Interest-bearing banking deposits            5,395         97     1.80%     4,046         95     2.36%     3,365        128    3.80%
Short-term borrowings                        1,013         13     1.24%       813         19     2.30%       619         24    3.90%
Long-term debt                                  58          4     7.76%        96          6     6.28%        52          4    8.42%
------------------------------------------------------------------------------------------------------------------------------------
Total sources on which interest is paid      6,466        114     1.77%     4,955        120     2.43%     4,036        156    3.87%
====================================================================================================================================
Non-interest-bearing deposits                  589                            632                            797
Non-interest-bearing liabilities               392                            446                            469
Stockholder's equity                           977                            688                            636
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity $ 8,424                        $ 6,721                        $ 5,938
====================================================================================================================================
Net interest revenue - taxable equivalent
  basis                                                   205                            201                            182
Net free funds                             $ 1,149                        $   994                        $ 1,126
------------------------------------------------------------------------------------------------------------------------------------
Tax equivalent adjustment (2)                              (5)                            (4)                            (5)
Provision for credit loss                                  (3)                            (3)                             -
------------------------------------------------------------------------------------------------------------------------------------
                                                       $  197                         $  194                         $  177
====================================================================================================================================
Net yield on interest earning assets
  (tax equivalent basis)                                          2.69%                          3.38%                         3.51%

------------------------------------------------------------------------------------------------------------------------------------
(1)  The average balance and average rate for securities available for sale have been calculated using their amortized cost.
(2)  Yields on state and municipal obligations are stated on a taxable equivalent basis,  employing the federal statutory income tax rate adjusted for the effect of state and local taxes,  resulting in a marginal tax rate of approximately 40% for 2003, 41% for
     2002, and 45% for 2001.
(3)  Includes average principal balances of non-accrual and reduced rate loans.

3. Securities Available for Sale

The  amortized cost, estimated fair value and gross unrealized gains and losses on securities available for sale are as follows:

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                          2003            2002            2001
------------------------------------------------------------------------------------------------------------------------------------
U.S. treasury securities:
   Amortized cost                                                                  $   301         $   290         $   159
   Aggregate fair value                                                            $   302         $   296         $   160
   Gross unrealized gains                                                          $     1         $     6               1
   Gross unrealized losses                                                               -               -               -
U.S. government sponsored agencies and corporations:
    Amortized cost                                                                   1,421             701             748
    Aggregate fair value                                                             1,421             727             754
    Gross unrealized gains                                                               5              26               7
    Gross unrealized losses                                                              5               -               1
State and municipal obligations:
   Amortized cost                                                                      148             169             154
   Aggregate fair value                                                                155             178             158
   Gross unrealized gains                                                                7               9               4
   Gross unrealized losses                                                               -               -               -
Collateralized mortgage obligations (1):
   Amortized cost                                                                    1,508              88              84
   Aggregate fair value                                                              1,508              87              84
   Gross unrealized gains                                                                4               -               -
   Gross unrealized losses                                                               4               1               -
Other securities:
   Amortized cost                                                                       51              33              32
   Aggregate fair value                                                                 51              34              33
   Gross unrealized gains                                                                -               1               1
   Gross unrealized losses                                                               -               -               -
------------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale:
   Amortized cost                                                                  $ 3,429         $ 1,281         $ 1,177
   Aggregate fair value                                                            $ 3,437         $ 1,322         $ 1,189
   Gross unrealized gains                                                          $    17         $    42         $    13
   Gross unrealized losses                                                         $     9         $     1         $     1
====================================================================================================================================
(1)  Collateralized by either GNMA, FNMA or FHLMC obligations.


4. Loans to Banking Clients and Related Allowance for Credit Losses

An analysis of the composition of the loan portfolio is as follows:

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                           2003            2002             2001           2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Residential real estate mortgages                  $  4,624        $  3,580         $  3,076       $  2,239        $ 1,980
Consumer loans                                          735             630              584            554            471
Other                                                   404             369              407            374            258
------------------------------------------------------------------------------------------------------------------------------------
  Total                                            $  5,763        $  4,579         $  4,067       $  3,167        $ 2,709
====================================================================================================================================

An analysis of nonperforming assets is as follows:

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                           2003            2002             2001           2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans                                  $      1        $      1         $      5       $      1        $     2
Average non-accrual loans                          $      1        $      3         $      4       $      1        $     1
------------------------------------------------------------------------------------------------------------------------------------

An analysis of the allowance for credit losses on the loan portfolio is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                       2003            2002             2001           2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                       $     24        $     21         $     20       $     20        $    19
Provision charged to income                               3               3                -              -              -
Net recoveries                                            -               -                1              -              1
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                             $     27        $     24         $     21       $     20        $    20
====================================================================================================================================

The maturities of the loan portfolio at December 31, 2003 is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                     Within         1-5          Over
                                                                     1 Year        Years        5 Years         Total
------------------------------------------------------------------------------------------------------------------------------------
Residential real estate mortgages (1)                                $   12       $  698         $3,914        $4,624
Consumer loans                                                          720            7              8           735
Other                                                                   357           23             24           404
------------------------------------------------------------------------------------------------------------------------------------
  Total                                                              $1,089       $  728         $3,946        $5,763
====================================================================================================================================
(1)  Maturities are based upon the contractual terms of the loans.


The interest sensitivity of loans with maturities in excess of one year at December 31, 2003 is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    1-5          Over
                                                                                   Years        5 Years         Total
------------------------------------------------------------------------------------------------------------------------------------
Loans with predetermined interest rates                                           $  145         $  644        $  789
Loans with floating or adjustable interest rates                                     583          3,302         3,885
------------------------------------------------------------------------------------------------------------------------------------
  Total                                                                           $  728         $3,946        $4,674
====================================================================================================================================


5. Summary of Credit Loss on Banking Loans Experience

------------------------------------------------------------------------------------------------------------------------------------
                                                       2003            2002             2001           2000          1999
------------------------------------------------------------------------------------------------------------------------------------
Average loans                                      $  5,034        $  4,204         $  3,469       $  2,867       $ 2,404

Allowance to year end loans                            .46%            .52%             .53%           .64%          .74%
Allowance to nonperforming loans                        n/m             n/m              n/m            n/m           n/m
Net recoveries to average loans                           -               -             .01%              -          .02%
Nonperforming assets to average
  loans and real estate owned                          .03%            .03%             .14%           .05%          .07%
------------------------------------------------------------------------------------------------------------------------------------
n/m - Not meaningful, greater than two hundred percent.


At December 31,  2003, the loan portfolio included loans to individuals involved in the financial services industry of approximately
$1.5 billion.  Recoveries exceeded charge-offs from loans to individuals involved in the financial services industry in 1999 through
2001. Recoveries approximated charge-offs from loans to individuals involved in the financial services industry in 2002 and 2003.


6. Deposits from Banking Clients

------------------------------------------------------------------------------------------------------------------------------------
                                                          2003                      2002                      2001
                                                   -----------------         -----------------         -----------------
                                                   Amount       Rate         Amount       Rate         Amount       Rate
------------------------------------------------------------------------------------------------------------------------------------
Analysis of average daily deposits:
  Noninterest-bearing deposits                     $  589          -         $  632          -         $  797          -
  Certificates of deposits of $100,000 or
    more                                              372      1.23%             63      2.30%             80      4.21%
  Money market and other savings deposits           5,023      1.85%          3,983      2.36%          3,285      3.79%
------------------------------------------------------------------------------------------------------------------------------------
    Total deposits                                 $5,984                    $4,678                    $4,162
====================================================================================================================================


------------------------------------------------------------------------------------------------------------------------------------
                                                                                             Certificates       Other
                                                                                              of Deposit       Deposits
------------------------------------------------------------------------------------------------------------------------------------
Maturity distribution of interest bearing deposits in
  Amounts of $100,000 or more at December 31, 2003:
    Three months or less                                                                        $   858          $ 4,516
    Three through six months                                                                         16                -
    Six through twelve months                                                                         5                -
    Over twelve months                                                                                7                -
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                                                      $   886          $ 4,516
====================================================================================================================================

7. Short-term Borrowings

An analysis of outstanding short-term borrowings is as follows:

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                          2003            2002            2001
------------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased:
  Year-end balance                                                                 $    58         $    16         $    26
  Daily average balance                                                            $    82         $   133         $    66
  Maximum month-end balance                                                        $   232         $   449         $    63
  Weighted-average interest rate during the year                                     1.13%           1.74%           3.89%
  Weighted-average interest rate at year end                                          .93%           1.13%           1.71%
------------------------------------------------------------------------------------------------------------------------------------
Securities sold under agreements to repurchase:
  Year-end balance                                                                 $   128         $   326         $   183
  Daily average balance                                                            $   304         $   296         $   136
  Maximum month-end balance                                                        $   354         $   388         $   225
  Weighted-average interest rate during the year                                     1.29%           2.20%           3.66%
  Weighted-average interest rate at year end                                         1.17%           2.00%           2.26%
------------------------------------------------------------------------------------------------------------------------------------
Other borrowed funds:
  Year-end balance                                                                 $   905         $   200         $   384
  Daily average balance                                                            $   627         $   384         $   417
  Maximum month-end balance                                                        $   983         $   449         $   867
  Weighted-average interest rate during the year                                     1.23%           2.60%           3.99%
  Weighted-average interest rate at year end                                         1.19%           1.43%           3.69%
------------------------------------------------------------------------------------------------------------------------------------

                                                                F-15


8. Ratios

------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                2003            2002             2001           2000          1999
------------------------------------------------------------------------------------------------------------------------------------
Return on average stockholder's equity (1)            5.90%           4.53%           22.50%         10.54%        29.22%
Return on average total assets (1)                     .69%            .46%            2.41%           .87%         1.85%
Average stockholder's equity as a percentage of
   Average total assets                              11.61%          10.24%           10.70%          8.29%         6.35%

-----------------------------------------------------------------------------------------------------------------------------------
(1)  Includes a tax benefit  related to retention  programs of  $11 million in 2003.  Excluding this tax benefit,  return on average stockholder's  equity  would have been  4.81% and  return on average  total  assets  would have been .56%.  Includes  after-tax extraordinary gain related to the sale of corporate trust business of $12 million,  retention program costs of $13 million, and restructuring and other charges of $24 million in 2002.  Excluding these costs,  return on average  stockholder's  equity would have been 8.17% and return on average total assets would have been .84%.

                                                                F-16