Form 10-Q
period 2004-03-31
SCHWAB CHARLES CORP
filed 2004-05-10
CIK 316709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 2004      Commission file number 1-9700



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

              1,364,824,930 shares of $.01 par value Common Stock
                         Outstanding on April 30, 2004

                         THE CHARLES SCHWAB CORPORATION

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2004

                                      Index

                                                                          Page
                                                                          ----
Part I - Financial Information

 Item 1.    Condensed Consolidated Financial Statements:

                Statement of Income                                         1
                Balance Sheet                                               2
                Statement of Cash Flows                                     3
                Notes                                                     4 - 11

 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          12 - 22

 Item 3.    Quantitative and Qualitative Disclosures About Market Risk   22 - 24

 Item 4.    Controls and Procedures                                        24

Part II - Other Information

 Item 1.    Legal Proceedings                                            25 - 26

 Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases
            of Equity Securities                                           26

 Item 3.    Defaults Upon Senior Securities                                26

 Item 4.    Submission of Matters to a Vote of Security Holders            26

 Item 5.    Other Information                                              26

 Item 6.    Exhibits and Reports on Form 8-K                               26

Signature                                                                  27


                                                   Part I - FINANCIAL INFORMATION
                                         Item 1. Condensed Consolidated Financial Statements


                                                   THE CHARLES SCHWAB CORPORATION

                                             Condensed Consolidated Statement of Income
                                               (In millions, except per share amounts)
                                                             (Unaudited)


                                                                                                              Three Months Ended
                                                                                                                   March 31,
                                                                                                              2004          2003
------------------------------------------------------------------------------------------------------------------------------------
Revenues
  Asset management and administration fees                                                                  $  505        $  428
  Commissions                                                                                                  390           240
  Interest revenue                                                                                             263           239
  Interest expense                                                                                             (53)          (64)
                                                                                                             ------        ------
    Net interest revenue                                                                                       210           175
  Principal transactions                                                                                        52            33
  Other                                                                                                         33            24
------------------------------------------------------------------------------------------------------------------------------------
    Total                                                                                                    1,190           900
------------------------------------------------------------------------------------------------------------------------------------
Expenses Excluding Interest
  Compensation and benefits                                                                                    528           417
  Occupancy and equipment                                                                                      106           111
  Depreciation and amortization                                                                                 59            76
  Communications                                                                                                65            60
  Professional services                                                                                         60            37
  Advertising and market development                                                                            62            48
  Commissions, clearance and floor brokerage                                                                    23            13
  Impairment charges                                                                                             -             5
  Other                                                                                                         40            36
------------------------------------------------------------------------------------------------------------------------------------
    Total                                                                                                      943           803
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before taxes on income                                                       247            97
Taxes on income                                                                                                (86)          (23)
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                                              161            74
Loss from discontinued operations, net of tax                                                                    -            (3)
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                  $  161        $   71
===================================================================================================================================
Weighted-Average Common Shares Outstanding - Diluted                                                         1,375         1,357
------------------------------------------------------------------------------------------------------------------------------------

Earnings Per Share - Basic
  Income from continuing operations                                                                         $  .12        $  .05
  Loss from discontinued operations, net of tax                                                                  -             -
  Net income                                                                                                $  .12        $  .05

Earnings Per Share - Diluted
  Income from continuing operations                                                                         $  .12        $  .05
  Loss from discontinued operations, net of tax                                                                  -             -
  Net income                                                                                                $  .12        $  .05
------------------------------------------------------------------------------------------------------------------------------------
Dividends Declared Per Common Share                                                                         $ .014        $ .011
------------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                                                                - 1 -





                                                   THE CHARLES SCHWAB CORPORATION

                                                Condensed Consolidated Balance Sheet
                                          (In millions, except share and per share amounts)
                                                             (Unaudited)

                                                                                                    March 31,         December 31,
                                                                                                      2004               2003
------------------------------------------------------------------------------------------------------------------------------------
Assets
    Cash and cash equivalents                                                                      $  2,414           $  2,832
    Cash and investments segregated and on deposit for federal or other regulatory purposes(1) (including resale agreements of $16,294 in 2004
        and $16,824 in 2003)                                                                         20,841             21,343
    Securities owned - at market value (including securities pledged of $2
        in 2004 and $131 in 2003)                                                                     4,211              4,023
    Receivables from brokers, dealers and clearing organizations                                        504                556
    Receivables from brokerage clients - net                                                          9,258              8,581
    Loans to banking clients - net                                                                    6,025              5,736
    Loans held for sale                                                                                  44                 29
    Equipment, office facilities and property - net                                                     943                956
    Goodwill - net                                                                                    1,030                835
    Intangible assets - net                                                                             175                144
    Other assets                                                                                        839                831
------------------------------------------------------------------------------------------------------------------------------------
        Total                                                                                      $ 46,284           $ 45,866
====================================================================================================================================
Liabilities and Stockholders' Equity
    Deposits from banking clients                                                                  $  9,271           $  8,308
    Drafts payable                                                                                      291                154
    Payables to brokers, dealers and clearing organizations                                           2,724              2,661
    Payables to brokerage clients                                                                    26,547             27,184
    Accrued expenses and other liabilities                                                            1,255              1,330
    Short-term borrowings                                                                               755                996
    Long-term debt                                                                                      779                772
------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                            41,622             41,405
------------------------------------------------------------------------------------------------------------------------------------
    Stockholders' equity:
        Preferred stock - 9,940,000 shares authorized; $.01 par value per share;
           none issued                                                                                    -                  -
        Common stock - 3 billion shares authorized; $.01 par value per share;
           1,392,091,544 and 1,392,091,544 shares issued in 2004 and 2003, respectively                  14                 14
        Additional paid-in capital                                                                    1,758              1,749
        Retained earnings                                                                             3,254              3,125
        Treasury stock - 27,928,584 and 34,452,710 shares in 2004 and 2003,
           respectively, at cost                                                                       (249)              (319)
        Unamortized stock-based compensation                                                           (121)               (95)
        Accumulated other comprehensive income (loss)                                                     6                (13)
------------------------------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                                                 4,662              4,461
------------------------------------------------------------------------------------------------------------------------------------
              Total                                                                                $ 46,284           $ 45,866
====================================================================================================================================

(1)  Amounts included  represent actual balances on deposit,  whereas cash and investments  required to be segregated for federal or other regulatory  purposes were $20,299 million and $21,005 million at March 31, 2004 and December 31, 2003,  respectively.  On
     April 2, 2004, the Company  withdrew $143 million of excess  segregated  cash. On January 5, 2004,  the Company  deposited $221 million into its segregated reserve bank accounts.

See Notes to Condensed Consolidated Financial Statements.

                                                                - 2 -



                                                   THE CHARLES SCHWAB CORPORATION

                                           Condensed Consolidated Statement of Cash Flows
                                                            (In millions)
                                                             (Unaudited)

                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                          2004           2003
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net income                                                                                          $   161        $    71
      Adjustments to reconcile net income to net cash used for operating activities:
         Depreciation and amortization                                                                      59             76
         Impairment charges                                                                                  -              5
         Tax benefit from, and amortization of, stock-based awards                                          19              7
         Deferred income taxes                                                                              26             15
         Other                                                                                               3              4
      Originations of loans held for sale                                                                 (215)             -
      Proceeds from sales of loans held for sale                                                           201              -
      Net change in:
         Cash and investments segregated and on deposit for federal or other
            regulatory purposes                                                                            502         (1,978)
         Securities owned (excluding securities available for sale)                                         12            (45)
         Receivables from brokers, dealers and clearing organizations                                       55             13
         Receivables from brokerage clients                                                               (677)           520
         Other assets                                                                                       11             15
         Drafts payable                                                                                    137            139
         Payables to brokers, dealers and clearing organizations                                            64            819
         Payables to brokerage clients                                                                    (638)            49
         Accrued expenses and other liabilities                                                           (171)          (216)
------------------------------------------------------------------------------------------------------------------------------------
            Net cash used for operating activities                                                        (451)          (506)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
      Purchases of securities available for sale                                                          (490)          (460)
      Proceeds from sales of securities available for sale                                                   -             14
      Proceeds from maturities, calls and mandatory redemptions of securities
         available for sale                                                                                413            135
      Net increase in loans to banking clients                                                            (289)           (97)
      Purchase of equipment, office facilities and property - net                                          (35)           (32)
      Cash payments for business combinations and investments, net of cash acquired                       (289)            (8)
      Proceeds from sales of subsidiaries                                                                    -             53
------------------------------------------------------------------------------------------------------------------------------------
            Net cash used for investing activities                                                        (690)          (395)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
      Net change in deposits from banking clients                                                          963            (24)
      Net change in short-term borrowings                                                                 (241)           261
      Repayment of long-term debt                                                                            -            (22)
      Dividends paid                                                                                       (19)           (15)
      Purchase of treasury stock                                                                             -            (32)
      Proceeds from stock options exercised and other                                                       20              7
------------------------------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                                                      723            175
------------------------------------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                                                     (418)          (726)
Cash and Cash Equivalents at Beginning of Period                                                         2,832          3,114
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                             $ 2,414        $ 2,388
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

See Notes to Condensed Consolidated Financial Statements.

                                                                - 3 -

                         THE CHARLES SCHWAB CORPORATION

              Notes to Condensed Consolidated Financial Statements
       (Tabular Amounts in Millions, Except Per Share Amounts and Ratios)
                                  (Unaudited)


1.   Basis of Presentation

     The Charles Schwab Corporation (CSC, and with its majority-owned subsidiaries collectively referred to as the Company) is a financial holding company engaged, through its subsidiaries, in securities brokerage, banking, and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 339 domestic branch offices in 48 states, as well as a branch in the Commonwealth of Puerto Rico. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services with 38 offices in 15 states. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, Schwab Capital Markets L.P. (SCM), a market maker in Nasdaq, exchange-listed, and other securities providing trade execution services primarily to broker-dealers and institutional clients, CyberTrader, Inc. (CyberTrader), an electronic trading technology and brokerage firm providing services to highly active, online traders, and Charles Schwab Bank, N.A. (Schwab
Bank), a retail bank which commenced operations in the second quarter of 2003. On January 31, 2003, the Company sold its United Kingdom (U.K.) brokerage subsidiary, Charles Schwab Europe (CSE), to Barclays PLC. The results of the operations of CSE, net of income taxes, have been presented as discontinued operations on the Condensed Consolidated Statement of Income.
     The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in conformity with generally accepted accounting principles in the U.S. (GAAP). All adjustments were of a normal recurring nature. Certain items in prior periods' financial statements have been reclassified to conform to the 2004 presentation. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report to Stockholders, which is filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2003. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period.


2.   New Accounting Standard

     SEC Staff Accounting Bulletin (SAB) No. 105 "Application of Accounting Principles to Loan Commitments" was released in March 2004. This release summarizes the SEC staff position regarding the application of GAAP to loan commitments accounted for as derivative instruments. The Company accounts for interest rate lock commitments issued on mortgage loans that will be held for sale as derivative instruments. Consistent with SAB No. 105, the Company considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely on changes in market interest rates. As of March 31, 2004, the Company had interest rate lock commitments on mortgage loans to be held for sale with principal balances totaling approximately $230 million, the fair value of which was immaterial.

3.   Stock Incentive Plans

     The Company's stock incentive plans provide for granting options to employees, officers, and directors. Options are granted for the purchase of shares of common stock at an exercise price not less than market value on the date of grant, and expire within ten years from the date of grant. Options generally vest over a four-year period from the date of grant.
     A summary of option activity follows:

--------------------------------------------------------------------------------

                                           2004                  2003
                                    ------------------    ------------------
                                             Weighted-             Weighted-
                                    Number    Average     Number    Average
                                      of     Exercise       of     Exercise
                                    Options    Price      Options    Price
--------------------------------------------------------------------------------
Outstanding at
  beginning of year                  136      $ 15.25      156      $ 15.38
   Granted                             1      $ 13.73        -(1)   $  9.26
   Exercised                          (4)     $  5.57       (1)     $  5.82
   Canceled                           (3)     $ 19.54       (6)     $ 18.09
--------------------------------------------------------------------------------
Outstanding at
  March 31                           130      $ 15.42       149     $ 15.34
================================================================================
Exercisable at
  March 31                            87      $ 15.41       77      $ 13.30
--------------------------------------------------------------------------------
Available for future
  grant at March 31                   43                    39
--------------------------------------------------------------------------------
Weighted-average fair
  value of options granted in
  quarter ended March 31                      $  3.95               $  4.34
--------------------------------------------------------------------------------
(1)  Less than 500,000 options were granted during the first quarter of 2003.

     The Company changed its option pricing model from the Black-Scholes model to a binomial model for all options granted on or after January 1, 2004. The fair values of stock options granted prior to January 1, 2004 were determined using the Black-Scholes model. The Company believes that the binomial model offers greater flexibility in reflecting the characteristics of employee stock options. The binomial model takes into account similar inputs to a Black-Scholes model such as volatility, dividend yield rate, and risk-free interest rate. In addition to these assumptions, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The Company determines these probabilities generally based on analysis of historical trends of such events. The assumptions used in the respective option pricing models were as follows:

--------------------------------------------------------------------------------
Three Months Ended March 31,                             2004          2003
--------------------------------------------------------------------------------
Expected dividend yield                                  .48%          .30%
Expected volatility                                       36%           52%
Risk-free interest rate                                  4.0%          2.9%
Expected life (in years)                                  n/a(1)         5
--------------------------------------------------------------------------------
(1) The binomial model assumptions include the option contractual term of 10 years and the historical data of option exercises and employee terminations, rather than an estimate of the option's expected life.

     The Company applies Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees, and related interpretations, for its stock-based employee compensation plans. Because the Company grants stock option awards at market value, there is no compensation expense recorded, except for restructuring-related expense for modifications of officers' stock options.

     Had compensation expense for the Company's stock option awards been determined based on the Black-Scholes or binomial fair value, as described above, at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123 - Accounting for Stock-Based Compensation, the Company would have recorded additional compensation expense and its net income and earnings per share (EPS) would have been reduced to the pro forma amounts presented in the following table:

--------------------------------------------------------------------------------
                                                                  Three
                                                               Months Ended
                                                                March 31,
                                                             2004      2003
--------------------------------------------------------------------------------
Compensation expense for stock
  options (after-tax):
   As reported                                              $   -     $   -
   Pro forma (1)                                            $  24     $  29
--------------------------------------------------------------------------------
Net income:
   As reported                                              $ 161     $  71
   Pro forma                                                $ 137     $  42
--------------------------------------------------------------------------------
EPS (2):
   As reported                                              $ .12     $ .05
   Pro forma                                                $ .10     $ .03
--------------------------------------------------------------------------------
(1) Includes pro forma compensation expense related to stock options granted in both current and prior periods. Pro forma stock option compensation is amortized on a straight-line basis over the vesting period beginning with the month in which the option was granted.
(2)  Represents both basic and diluted EPS.


4.   Restructuring

     The Company's 2003, 2002, and 2001 restructuring initiatives included workforce reductions, reductions in operating facilities, the removal of certain systems hardware, software, and equipment from service, and the withdrawal from certain international operations. These initiatives reduced operating expenses and adjusted the Company's organizational structure to improve productivity, enhance efficiency, and increase profitability. There were no restructuring charges in either of the first quarters of 2004 or 2003.
     A summary of the activity in the restructuring reserve for the first quarter of 2004 is as follows:

--------------------------------------------------------------------------------
Three months ended                              Workforce  Facilities
   March 31, 2004                               Reduction  Reduction    Total
--------------------------------------------------------------------------------
Balance at December 31, 2003                     $   23     $  201     $  224
Cash payments                                       (10)       (16)       (26)
Non-cash charges (1)                                 (1)         -         (1)
Other (2)                                             -          3          3
--------------------------------------------------------------------------------
Balance at March 31, 2004                        $   12(3)  $  188(4)  $  200
================================================================================
(1)  Primarily includes charges for officers' stock-based compensation.
(2) Primarily includes the accretion of facilities restructuring reserves, which are initially recorded at net present value. Accretion expense is recorded in occupancy and equipment expense on the Company's Condensed Consolidated Statement of Income.
(3) Includes $8 million, $3 million, and $1 million related to the Company's 2003, 2002, and 2001 restructuring initiatives, respectively. The Company expects to substantially utilize the remaining workforce reduction reserve through cash payments for severance pay and benefits over the respective severance periods through 2005.
(4) Includes $8 million, $72 million, and $108 million related to the Company's 2003, 2002, and 2001 restructuring initiatives, respectively. The Company expects to substantially utilize the remaining facilities reduction reserve through cash payments for the net lease expense over the respective lease terms through 2017.


5.   Business Acquisitions and Divestiture

     In June 2003, the Company sold its investment in Aitken Campbell, a market-making joint venture in the U.K., to the Company's joint venture partner, TD Waterhouse Group, Inc. In the first quarter of 2003, the Company recorded an impairment charge of $5 million pre-tax to reduce the carrying value of its investment and a deferred income tax benefit of $16 million. The Company's share of Aitken Campbell's historical earnings, which was accounted for under the equity method, was not material to the Company's results of operations, EPS, or cash flows.
     In October 2003, U.S. Trust acquired State Street Corporation's Private Asset Management group, a provider of wealth management services to clients in the New England area, for $365 million.
     In January 2004, the Company completed its acquisition of SoundView Technology Group, Inc. (SoundView), a research-driven securities firm providing institutional investors with fundamental research on companies in selected growth-related industries, for approximately $340 million, or $289 million net of SoundView's cash and cash equivalents acquired. Additionally, the Company recorded securities owned of $93 million related to this acquisition. As a result of a preliminary purchase price allocation, the Company recorded goodwill of $195 million and intangible assets of $21 million related to this acquisition.

6.   Loans to Banking Clients and Related Allowance for Credit Losses

     An analysis of the composition of the loan portfolio is as follows:

--------------------------------------------------------------------------------
                                                       March 31,    December 31,
                                                         2004          2003
--------------------------------------------------------------------------------
Residential real estate mortgages                      $4,923        $4,624
Consumer loans                                            723           735
Other                                                     406           404
--------------------------------------------------------------------------------
 Total loans                                            6,052         5,763
 Less: allowance for credit losses                        (27)          (27)
--------------------------------------------------------------------------------
Loans to banking clients - net                         $6,025        $5,736
================================================================================

     Included in the loan portfolio are nonaccrual loans totaling $1 million at both March 31, 2004 and December 31, 2003. Nonaccrual loans are considered impaired by the Company, and represent all of the Company's nonperforming assets at both March 31, 2004 and December 31, 2003. For each of the quarters ended March 31, 2004 and 2003, the impact of interest revenue which would have been earned on nonaccrual loans versus interest revenue recognized on these loans was not material to the Company's results of operations.
     The amount of loans accruing interest that were contractually 90 days or more past due was immaterial at both March 31, 2004 and December 31, 2003.
     Recoveries and charge-offs related to the allowance for credit losses on the loan portfolio were not material for each of the quarters ended March 31, 2004 and 2003.


7.   Deposits from Banking Clients

     Deposits from banking clients consist of money market and other savings deposits, certificates of deposit, and noninterest-bearing deposits. Deposits from banking clients are as follows:

--------------------------------------------------------------------------------
                                                       March 31,    December 31,
                                                         2004          2003
--------------------------------------------------------------------------------
Interest-bearing deposits                              $8,565        $7,585
Noninterest-bearing deposits                              706           723
--------------------------------------------------------------------------------
 Total                                                 $9,271        $8,308
================================================================================

     The average rate paid by the Company on its interest-bearing deposits from banking clients was 1.30% and 2.06% for the three-month periods ended March 31, 2004 and 2003, respectively.


8.   Pension and Other Postretirement Benefits

     U.S. Trust maintains a trustee managed, noncontributory, qualified defined benefit pension plan for the benefit of eligible U.S. Trust employees, the U.S. Trust Corporation Employees' Retirement Plan (the Pension Plan). U.S. Trust also provides certain health care and life insurance benefits for active employees and certain qualifying retired employees and their dependents.
     The following table summarizes the components of the net periodic benefit expense related to the Pension Plan and health care and life insurance benefits:

--------------------------------------------------------------------------------
                                                  2004                2003
                                            ----------------    ----------------
Three months ended                          Pension Health &    Pension Health &
   March 31,                                 Plan    Life        Plan    Life
--------------------------------------------------------------------------------
Service cost and expenses                    $  3    $  -        $  3    $  -
Interest  cost                                  4       -           5       -
Expected return on
   plan assets                                 (5)      -          (6)      -
Amortization of
   prior service cost                          (1)      -           -       -
Amortization of
   net loss                                     1       -           -       -
--------------------------------------------------------------------------------
Net periodic benefit expense                 $  2    $  -        $  2    $  -
================================================================================


9.   Comprehensive Income

     Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is presented in the following table:

--------------------------------------------------------------------------------
                                                                 Three
                                                              Months Ended
                                                                March 31,
                                                             2004      2003
--------------------------------------------------------------------------------
Net income                                                  $ 161     $  71
Other comprehensive income (loss):
   Net gain on cash flow
     hedging instruments                                        4         3
   Change in net unrealized gain
     on securities available for sale                          15        (1)
   Foreign currency translation
     adjustment                                                 -         5
--------------------------------------------------------------------------------
Total comprehensive income,
   net of tax                                               $ 180     $  78
================================================================================

10.  Earnings Per Share

     Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. EPS under the basic and diluted computations are presented in the following table:

--------------------------------------------------------------------------------
                                                                 Three
                                                              Months Ended
                                                                March 31,
                                                             2004      2003
--------------------------------------------------------------------------------
Net income                                                  $ 161     $  71
--------------------------------------------------------------------------------
Weighted-average common
   shares outstanding - basic                               1,348     1,342
Common stock equivalent shares
   related to stock incentive plans                            27        15
--------------------------------------------------------------------------------
Weighted-average common
   shares outstanding - diluted                             1,375     1,357
================================================================================
Basic EPS:
Income from continuing operations                           $ .12     $ .05
Loss from discontinued operations,
   net of tax                                                   -         -
Net income                                                  $ .12     $ .05
--------------------------------------------------------------------------------
Diluted EPS:
Income from continuing operations                           $ .12     $ .05
Loss from discontinued operations,
   net of tax                                                   -         -
Net income                                                  $ .12     $ .05
--------------------------------------------------------------------------------

     The computation of diluted EPS excludes outstanding stock options to purchase 75 million and 118 million shares for the three months ended March 31, 2004 and 2003, respectively, because the exercise prices for those options were greater than the average market price of the common shares, and therefore the effect would be antidilutive.


11.  Regulatory Requirements

     CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended (the Act).
     Under the Act, the Federal Reserve Board has established consolidated capital requirements for bank holding companies. The regulatory capital and ratios of the Company, U.S. Trust, United States Trust Company of New York (U.S. Trust NY), U.S. Trust Company, National Association (U.S. Trust NA), and Schwab Bank are presented in the following table:

--------------------------------------------------------------------------------
                                          2004                     2003
                                     ---------------          ---------------
March 31,                            Amount Ratio(1)          Amount Ratio(1)
--------------------------------------------------------------------------------

Tier 1 Capital:
  Company                           $ 3,527    19.8%         $ 3,526    25.4%
  U.S. Trust                        $   666    15.4%         $   604    16.4%
  U.S. Trust NY                     $   357    10.7%         $   356    11.8%
  U.S. Trust NA(2)                  $   262    29.3%         $   229    37.4%
  Schwab Bank(3)                    $   281    28.4%               -        -
Total Capital:
  Company                           $ 3,556    20.0%         $ 3,554    25.6%
  U.S. Trust                        $   693    16.0%         $   629    17.1%
  U.S. Trust NY                     $   381    11.4%         $   378    12.5%
  U.S. Trust NA(2)                  $   265    29.6%         $   232    37.9%
  Schwab Bank(3)                    $   281    28.5%               -        -
Tier 1 Leverage:
  Company                           $ 3,527     7.9%         $ 3,526     9.0%
  U.S. Trust                        $   666     8.0%         $   604     8.8%
  U.S. Trust NY                     $   357     5.6%         $   356     6.4%
  U.S. Trust NA(2)                  $   262    12.3%         $   229    14.5%
  Schwab Bank(3)                    $   281     9.6%               -        -
--------------------------------------------------------------------------------
(1) Minimum tier 1 capital, total capital, and tier 1 leverage ratios are 4%, 8%, and 3%-5%, respectively, for bank holding companies and banks. Additionally, Schwab Bank is subject to a minimum tier 1 leverage ratio of 8% for its first three years of operations. Well-capitalized tier 1 capital, total capital, and tier 1 leverage ratios are 6%, 10%, and 5%, respectively. Each of CSC's other depository institution subsidiaries exceed the well-capitalized standards set forth by the banking regulatory authorities.
(2)  During 2003, U.S. Trust  consolidated its regional subsidiary banks located
     outside  of  New  York  and  New  Jersey  into   U.S. Trust  NA,  a  single
     nationally-chartered banking entity. Amounts and ratios for March 31, 2003 have been calculated based on this consolidation.
(3) Schwab Bank commenced operations in the second quarter of 2003. Therefore, Schwab Bank regulatory capital and ratios are not presented for March 31, 2003.

     Based on their respective regulatory capital ratios at March 31, 2004 and 2003, the Company, U.S. Trust, U.S. Trust NY, and U.S. Trust NA are considered well capitalized (the highest category) pursuant to Federal Reserve Board guidelines. Additionally, based on its regulatory capital ratios at March 31, 2004, Schwab Bank is also considered well capitalized. There are no conditions or events that management believes have changed the Company's, U.S. Trust's, U.S. Trust NY's, U.S. Trust NA's, or Schwab Bank's well-capitalized status.
     Schwab and SCM are subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule). Schwab and SCM compute net capital under the alternative method permitted by this Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. The minimum dollar requirement for both Schwab and SCM is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement. At March 31, 2004, Schwab's net capital was $1.2 billion (13% of aggregate debit balances), which was $1.0 billion in excess of its minimum required net capital and $738 million in excess of 5% of aggregate debit balances. At March 31, 2004, SCM's net capital was $65 million, which was $64 million in excess of its minimum required net capital.


12.  Commitments and Contingent Liabilities

     Guarantees: The Company provides certain indemnifications (i.e., protection against damage or loss) to counterparties in connection with the disposition of certain of its assets. Such indemnifications typically relate to title to the assets transferred, ownership of intellectual property rights (e.g., patents), accuracy of financial statements, compliance with laws and regulations, failure to pay, satisfy or discharge any liability, or to defend claims, as well as errors, omissions, and misrepresentations. These indemnification agreements have various expiration dates and the Company's liability under these agreements is generally limited to certain maximum amounts. At March 31, 2004, the Company's maximum potential liability under these indemnification agreements is limited to approximately $100 million. The Company does not believe that any material loss related to such indemnifications is likely and therefore no liability for these indemnifications has been recognized.
     The Company has clients that sell (i.e.,  write)  listed  option  contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company satisfies the margin requirements by arranging standby letters of credit (LOCs), in favor of the clearing houses, that are guaranteed by multiple banks. At March 31, 2004, the outstanding value of these LOCs totaled $630 million. No funds were drawn under these LOCs at March 31, 2004.
     The Company also provides guarantees to securities clearing houses and exchanges under their standard membership agreement, which requires members to guarantee the performance of other members. Under the agreement, if another member becomes unable to satisfy its obligations to the clearing houses and exchanges, other members would be required to meet shortfalls. The Company's liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these arrangements is remote. Accordingly, no liability has been recognized for these transactions.

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

13.  Segment Information

     The Company structures its segments according to its various types of clients and the services provided to those clients. These segments have been aggregated, based on similarities in economic characteristics, types of clients, services provided, distribution channels, and regulatory environment, into four reportable segments - Individual Investor, Institutional Investor, Capital Markets, and U.S. Trust.
     In the first quarter of 2004, the Company changed its methodology for the computation of its segment information. The new methodology utilizes an activity-based costing model to allocate traditional income statement line item expenses (e.g., compensation and benefits, depreciation, and professional services) to the business activities driving segment expenses (e.g., client service, opening new accounts, or business development). Previously-reported segment information has been revised to reflect this new methodology. Previously, except for the U.S. Trust segment, for which expenses were directly incurred, technology, corporate, and general administrative expenses were allocated to the remaining segments generally in proportion to either their respective revenues or average full-time equivalent employees.
     The Company periodically reallocates certain revenues and expenses among the segments to align them with changes in the Company's organizational structure. Previously-reported segment information has been revised to reflect changes during the year in the Company's internal organization. The Company evaluates the performance of its segments based on adjusted operating income before taxes (a non-GAAP income measure), which excludes items such as restructuring charges, acquisition- and merger-related charges, impairment charges, discontinued operations, and extraordinary items. Intersegment revenues are not material and are therefore not disclosed. Total revenues, income from continuing operations before taxes on income, and net income are equal to the amounts as reported on the Company's Condensed Consolidated Statement of Income.
     Financial information for the Company's reportable segments is presented in the following table:

--------------------------------------------------------------------------------
                                                                 Three
                                                              Months Ended
                                                                March 31,
                                                             2004      2003
--------------------------------------------------------------------------------
Revenues:
Individual Investor                                        $  685    $  522
Institutional Investor                                        232       191
Capital Markets                                                90        36
U.S. Trust                                                    181       149
Unallocated                                                     2         2
--------------------------------------------------------------------------------
  Total                                                    $1,190    $  900
================================================================================
Adjusted operating income
  before taxes:
Individual Investor                                        $  172    $   41
Institutional Investor                                         72        68
Capital Markets                                                 3       (10)
U.S. Trust (1)                                                  6        14
Unallocated                                                    (6)      (11)
--------------------------------------------------------------------------------
Adjusted operating income
  before taxes                                                247       102
Excluded items (2)                                              -        (5)
--------------------------------------------------------------------------------
Income from continuing
  operations before taxes on
  income                                                      247        97
Taxes on income                                               (86)      (23)
Loss from discontinued
  operations, net of tax (3)                                    -        (3)
--------------------------------------------------------------------------------
Net Income                                                 $  161    $   71
================================================================================
(1) In accordance with the Company's new cost allocation methodology, amounts include costs ($15 million and $12 million in the first quarter of 2004 and 2003, respectively) allocated to U.S. Trust.
(2) Includes an impairment charge of $5 million related to the Company's investment in its U.K. market-making operation for the three months ended March 31, 2003 (see note "5 - Business Acquisitions and Divestiture").
(3) Represents the impact of the Company's sale of its U.K. brokerage subsidiary, which was previously included in the Individual Investor segment (see note "1 - Basis of Presentation").

14.  Supplemental Cash Flow Information

     Certain information affecting the cash flows of the Company is presented in the following table:

--------------------------------------------------------------------------------
                                                                 Three
                                                              Months Ended
                                                                March 31,
                                                             2004      2003
--------------------------------------------------------------------------------
Income taxes paid                                           $  28     $  12
--------------------------------------------------------------------------------
Interest paid:
  Deposits from banking clients                             $  24     $  21
  Brokerage client cash balances                               15        24
  Long-term debt                                               12        15
  Short-term borrowings                                         3         5
  Other                                                         2         3
--------------------------------------------------------------------------------
Total interest paid                                         $  56     $  68
================================================================================
Non-cash investing and financing activities:
  Consolidation of special purpose trust: (1)
   Building and land                                            -     $ 229
   Note payable and other liabilities                           -     $ 228
--------------------------------------------------------------------------------
(1)  Upon adoption of Financial Accounting Standards Board Interpretation No. 46
     - Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 - Consolidated Financial Statements, in the first quarter of 2003, the Company consolidated a special purpose trust.

15.  Subsequent Events

     On April 20, 2004, the Board of Directors increased the quarterly cash dividend from $.014 per share to $.020 per share, payable May 19, 2004 to stockholders of record May 5, 2004.
     On April 22, 2004, the Company filed a Registration Statement under the Securities Act of 1933 on Form S-3 relating to a universal shelf registration for the issuance of up to $1.0 billion aggregate amount of various securities, including common stock, preferred stock, debt securities, and warrants. This Registration Statement was declared effective by the SEC on May 5, 2004. The Company currently intends to use any proceeds from the issuance of these securities for general corporate purposes, including, but not limited to, working capital and possible acquisitions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                            Description of Business

     Overview: After seeing positive returns and strong trading volumes in January, securities market returns softened in February and March in response to mixed economic and geopolitical developments and concerns about rising interest rates. Despite the slowing of client activity as the first quarter progressed, daily average revenue trades for the period were still above the year-ago level by 55%. Other indicators of client re-engagement continued in the first quarter
- net inflows to equity and balanced mutual funds totaled $8.6 billion in the first quarter of 2004, compared to net outflows of $197 million in the first quarter of 2003, and margin loans reached $9.1 billion as of March 31, 2004, up 47% from March 31, 2003. Additionally, assets in client accounts were $996.3 billion at March 31, 2004, an increase of $233.7 billion, or 31%, from a year ago.
     The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide securities brokerage, banking, and related financial services for 7.5 million active client accounts(a). Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 339 domestic branch offices in 48 states, as well as a branch in the Commonwealth of Puerto Rico. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services with 38 offices in 15 states. Other subsidiaries include Charles Schwab Investment Management, Inc.
(CSIM), the investment advisor for Schwab's proprietary mutual funds, Schwab Capital Markets L.P. (SCM), a market maker in Nasdaq, exchange-listed, and other securities providing trade execution services primarily to broker-dealers and institutional clients, CyberTrader, Inc. (CyberTrader), an electronic trading technology and brokerage firm providing services to highly active, online traders, and Charles Schwab Bank, N.A. (Schwab Bank), a retail bank which commenced operations in the second quarter of 2003.
     The  Company  provides  financial  services to  individuals,  institutional clients, and broker-dealers through four segments - Individual Investor, Institutional Investor, Capital Markets, and U.S. Trust. The Individual Investor segment includes the Company's retail brokerage and banking operations. The Institutional Investor segment provides custodial, trading and support services to independent investment advisors (IAs), serves company 401(k) plan sponsors and third-party administrators, and supports company stock option plans. The Capital Markets segment provides trade execution services in Nasdaq, exchange-listed, and other securities primarily to broker-dealers, including Schwab, and institutional clients. The U.S. Trust segment provides investment, wealth management, custody, fiduciary, and private banking services to individual and institutional clients.
     Management   of  the  Company   focuses  on  several  key   financial   and
non-financial metrics (as shown in the following table) in evaluating the Company's financial position and operating performance:

--------------------------------------------------------------------------------
                                                  Three Months
                                                      Ended
                                                     March 31,        Percent
Key Metrics                                       2004      2003       Change
--------------------------------------------------------------------------------
Client Activity Metrics:
Net new client assets (in billions)             $ 13.8    $ 14.2         (3%)
Client assets
   (in billions, at quarter end)                $996.3    $762.6         31%
Daily average revenue trades
   (in thousands)                                178.0     114.6         55%
Company Financial Metrics:
Revenue growth (decline) from
   prior year's quarter                            32%      (14%)
After-tax profit margin                          13.5%      7.9%
Return on stockholders' equity                     14%        7%
Net income growth (decline) from
   prior year's quarter                           127%      (24%)
Revenue per average full-time
   equivalent employee
   (annualized, in thousands)                   $  284    $  217         31%
--------------------------------------------------------------------------------

     Management continues to believe that the key to sustaining and improving the Company's competitive position will be its ability to combine people and technology in ways that are intended to provide investors with the access, information, guidance, advice and control they expect - as well as high-quality service - all at a lower cost than traditional providers of financial services.

     Business Strategy: The Company's primary strategy is to meet the financial services needs of individual investors and independent IAs. To sustain and advance this core franchise, the Company remains focused on improving service for these clients and building stronger relationships with them. The Company provides investors and IAs with products and services that are tailored to (a) support a full spectrum of investment styles and life stages, and (b) utilize its scale in trading, operations, distribution and marketing.
     For further discussion of the Company's business strategy, see "Management's Discussion and Analysis of

----------
(a) Accounts with balances or activity within the preceding eight months.

Results of Operations and Financial Condition - Description of Business - Business Strategy" in the Company's 2003 Annual Report to Stockholders, which is filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2003. See also Item 1 - Business - Narrative Description of Business - Business Strategy in the Company's Form 10-K for the year ended December 31, 2003. Significant recent developments relating to the Company's three main avenues for growth include:

Service/Offer Expansion: In February 2004, the Company introduced Schwab Personal Choice(TM), its suite of investing and advice services for individual investors. Schwab Personal Choice consists of eight different offers that range from low-priced, technology-based active trading to highly customized wealth management delivered by IAs, with a range of self-directed and advised investing services in between. In combination with services from U.S. Trust and CyberTrader, Schwab Personal Choice is designed to give investors control over the level of trading technology, service and advice they utilize, the level of professional involvement in their portfolio management they receive, and how they pay for those services. In addition, Schwab Personal Choice is designed so that clients are guided to appropriate service solutions based primarily on their needs and preferences, rather than portfolio size or trading frequency.

Product Expansion: The Schwab and AXA Rosenberg Fund adoption was completed in the first quarter of 2004, formalizing the introduction of the new Laudus Group(TM) of 11 mutual funds. In addition to providing clients with more choice, this adoption provides the Company with a distribution presence on over 100 third-party mutual fund and 401(k) platforms.

Business Diversification: In the first quarter of 2004, the Company completed its acquisition of SoundView Technology Group, Inc. (SoundView), a research-driven securities firm providing institutional investors with fundamental research on companies in selected growth-related industries, for approximately $340 million, or $289 million net of SoundView's cash and cash equivalents acquired. Additionally, the Company recorded securities owned of $93 million related to this acquisition. As a result of a preliminary purchase price allocation, the Company recorded goodwill of $195 million and intangible assets of $21 million related to this acquisition. The Company also began the process of leveraging its new platform's combination of trade execution and fundamental research capabilities into stronger relationships with institutional clients.

     Regulatory Developments: The Company has been responding to inquiries and subpoenas from federal and state authorities relating to mutual fund trading, distribution, and servicing at or through Company affiliates, and has been conducting its own review of such processes. As disclosed previously, with respect to U.S. Trust, these investigations have been focusing on circumstances in which a small number of parties were permitted to engage in short-term trading of certain Excelsior(R) Funds. The short-term trading activities permitted under these arrangements were terminated when U.S. Trust strengthened its policies and procedures in July 2003. U.S. Trust is assessing the impact of this short-term trading activity on the Excelsior Funds, and has committed to taking remedial action as appropriate. At Schwab, these investigations have been focusing on a small percentage of trades through Schwab's Mutual Fund MarketPlace(R) service that were received from the client prior to market close, but were modified shortly after market close, in each case after employees contacted the client when the trades as originally submitted were rejected by Schwab's computer systems during processing. To date, the Company's internal review has found no evidence of any intention on the part of Schwab employees to circumvent rules or policies, no evidence of arrangements with Schwab clients to permit late trading or market timing through the Mutual Fund MarketPlace, and no evidence of trading activity by clients or employees to take advantage of post-market close information.
     Although the Company is unable to predict the ultimate outcome of these matters, any enforcement actions instituted as a result of the investigations may subject the Company to fines, penalties or other administrative remedies. The Company is cooperating with regulators, and has taken steps to enhance its existing policies and procedures to further discourage, detect, and prevent market timing and late trading.
     Lawsuits have been filed against the Company and U.S. Trust and affiliates alleging breaches of duties and violations of law with respect to these matters. See Part II - Other Information, Item 1 - Legal Proceedings.


                                 Risk Management

     For discussion on the Company's principal risks and some of the policies and procedures for risk identification, assessment, and mitigation, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management" in the Company's 2003 Annual Report to Stockholders, which is filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2003. See Liquidity and Capital Resources of this report for a discussion on liquidity risk; and see Item 3 - Quantitative and Qualitative Disclosures About Market Risk for additional information relating to market risk.
     Given the nature of the Company's revenues, expenses, and risk profile, the Company's earnings and CSC's common stock price have been and may continue to be subject to significant volatility from period to period. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period. Risk is inherent in the Company's business. Consequently, despite the Company's attempts to identify areas of risk, oversee operational areas involving risk, and implement policies and procedures designed to mitigate risk, there can be no assurance that the Company will not suffer unexpected losses due to operating or other risks.


                           Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management's beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company's senior management. These statements relate to, among other things, the Company's ability to pursue its business strategy and the Company's ability to sustain and improve its competitive position (see Description of Business - Business Strategy); the outcome of pending regulatory investigations (see Description of Business - Regulatory Developments); sources of liquidity and capital (see Liquidity and Capital Resources - Liquidity and - Commitments); the Company's cash position and cash flows (see Liquidity and Capital Resources - Cash and Capital Resources); net interest expense under interest rate swaps and the change in designation of certain interest rate swaps (see Item 3 - Quantitative and Qualitative Disclosures About Market Risk - Financial Instruments Held For Purposes Other Than Trading - Interest Rate Swaps); and contingent liabilities (see Part II - Other Information, Item 1 - Legal Proceedings). Achievement of the expressed beliefs, objectives, and expectations described in these statements is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed beliefs, objectives, and expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q or, in the case of documents incorporated by reference, as of the date of those documents.
     Important factors that may cause such differences are noted in this interim report and include, but are not limited to: the Company's success in building fee-based relationships with its clients; the effect of client trading patterns on Company revenues and earnings; changes in revenues and profit margin due to cyclical securities markets and fluctuations in interest rates; the level and continuing volatility of equity prices; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices, trading volumes, and investor confidence; geopolitical developments affecting the securities markets, the economy, and investor sentiment; the size and number of the Company's insurance claims; and a significant decline in the real estate market, including the Company's ability to sublease certain properties. Other more general factors that may cause such differences include, but are not limited to: the Company's inability to attract and retain key personnel; the timing and impact of changes in the Company's level of investments in personnel, technology, or advertising; changes in technology; computer system failures and security breaches; evolving legislation, regulation and changing industry practices adversely affecting the Company; adverse results of litigation or regulatory matters; the inability to obtain external financing at acceptable rates; the effects of competitors' pricing, product and service decisions; and intensified industry competition and consolidation.


                          Critical Accounting Policies

     Certain of the Company's accounting policies that involve a higher degree of judgment and complexity are discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition - Critical Accounting Policies" in the Company's 2003 Annual Report to Stockholders, which is filed as
Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2003. There have been no material changes to these critical accounting policies during the first quarter of 2004.

                  Three Months Ended March 31, 2004 Compared To
                       Three Months Ended March 31, 2003

     All references to earnings per share (EPS) information in this report reflect diluted earnings per share unless otherwise noted.

FINANCIAL OVERVIEW

     Total revenues for the first quarter of 2004 were $1.2 billion, up $290 million, or 32%, from the first quarter of 2003. The Company's non-trading revenues, which include asset management and administration fees, interest revenue, net of interest expense (referred to as net interest revenue), and other revenues, increased 19% in the first quarter of 2004 compared to the year-ago level. The increase in non-trading revenues was largely due to increases in asset management and administration fees, resulting primarily from higher levels of client assets and higher asset-based fees from certain client relationships, and net interest revenue, resulting primarily from higher levels of interest-earning assets. The Company's trading revenues, which include commissions and principal transaction revenues, increased 62% from the first quarter of 2003, primarily due to higher client trading activity.
     Total expenses excluding interest during the first quarter of 2004 were $943 million, up 17% from the first quarter of 2003. This increase was primarily due to higher compensation and benefits expense as a result of higher levels of incentive compensation and discretionary bonuses to employees and the restoration of the Company's 401(k) employee contribution match, as well as increases in professional services and advertising and market development expense.
     Income from continuing operations before taxes on income was $247 million for the first quarter of 2004, up 155% from the first quarter of 2003. This increase was primarily due to the combination of factors discussed separately above - higher revenues, partially offset by increases in compensation and benefits expense, professional services, and advertising and market development expense. Net income for the first quarter of 2004 was $161 million, or $.12 per share, up 127% from the first quarter of 2003. The increase in net income was primarily due to higher income from continuing operations before taxes on income as discussed above. The Company's after-tax profit margin for the first quarter of 2004 was 13.5%, up from 7.9% for the first quarter of 2003. The annualized return on stockholders' equity for the first quarter of 2004 was 14%, up from 7% for the first quarter of 2003.

Segment Information: In evaluating the Company's financial performance, management uses adjusted operating income, a non-generally accepted accounting principles (non-GAAP) income measure which excludes items described in the following paragraph. Management believes that adjusted operating income is a useful indicator of the ongoing financial performance of the Company's segments, and a tool that can provide meaningful insight into financial performance without the effects of certain material items that are not expected to be an ongoing part of operations (e.g., extraordinary items, non-operating revenues, restructuring charges, impairment charges, acquisition- and merger-related charges, and discontinued operations).
     Net income and adjusted operating income were the same for the first quarter of 2004. In the first quarter of 2003, net income of $71 million included the following items which in total had the effect of increasing after-tax income by $8 million: a $5 million investment write-down related to the Company's United Kingdom (U.K.) market-making operation, a $3 million loss from discontinued operations, and a $16 million tax benefit associated with the Company's sale of its U.K. market-making operation.
     As detailed in note "13 - Segment Information" in the Notes to Condensed Consolidated Financial Statements, adjusted operating income before taxes was $247 million for the first quarter of 2004, up $145 million, or 142%, from the first quarter of 2003 primarily due to increases of $131 million, or 320%, in the Individual Investor segment, $4 million, or 6%, in the Institutional Investor segment, and $13 million, in the Capital Markets segment. These increases were partially offset by a decrease of $8 million, or 57%, in the U.S. Trust segment. The increases in the Individual and Institutional Investor segments were primarily due to higher revenues resulting from increased client trading activity and levels of client assets. The increase in the Capital Markets segment was primarily due to higher revenues resulting from increased trading volume. The decrease in the U.S. Trust segment was due to expense growth outpacing revenue growth primarily related to higher compensation-related expense and the integration of State Street Corporation's Private Asset Management group (PAM) acquisition.

Restructuring: The Company's 2003, 2002, and 2001 restructuring initiatives included workforce reductions, reductions in operating facilities, the removal of certain systems hardware, software, and equipment from service, and the withdrawal from certain international operations. There were no restructuring charges in either of the first quarters of 2004 or 2003.
     For further information on the Company's restructuring initiatives, see note "4 - Restructuring" in the Notes to Condensed Consolidated Financial Statements.

Discontinued Operations: On January 31, 2003, the Company sold its U.K. brokerage subsidiary, Charles Schwab Europe (CSE), to Barclays PLC. The results of CSE's operations have been summarized as loss from discontinued operations, net of tax, on the Condensed Consolidated Statement of Income.


REVENUES

     The Company categorizes its revenues as either non-trading or trading. As shown in the following table (in millions), non-trading, trading, and total revenues in the first quarter of 2004 all increased from the first quarter of 2003.

--------------------------------------------------------------------------------
                                                   Three Months
                                                      Ended
                                                     March 31,        Percent
Composition of Revenues                           2004      2003       Change
--------------------------------------------------------------------------------
Non-trading revenues:
Asset management and
   administration fees                          $  505    $  428         18%
Net interest revenue                               210       175         20
Other                                               33        24         38
--------------------------------------------------------------------------------
    Total non-trading revenues                     748       627         19
--------------------------------------------------------------------------------
Trading revenues:
Commissions                                        390       240         63
Principal transactions                              52        33         58
--------------------------------------------------------------------------------
    Total trading revenues                         442       273         62
--------------------------------------------------------------------------------
Total                                           $1,190    $  900         32%
================================================================================
Percentage of total revenues:
Non-trading revenues                               63%       70%
Trading revenues                                   37%       30%
--------------------------------------------------------------------------------

     While the Individual Investor and Institutional Investor segments generate both non-trading and trading revenues, the Capital Markets segment generates primarily trading revenues and the U.S. Trust segment generates primarily non-trading revenues. Revenues by segment are as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                   Three Months
                                                      Ended
                                                     March 31,        Percent
Revenues by Segment                               2004      2003       Change
--------------------------------------------------------------------------------
Individual Investor                             $  685    $  522         31%
Institutional Investor                             232       191         21
Capital Markets                                     90        36        150
U.S. Trust                                         181       149         21
Unallocated                                          2         2          -
--------------------------------------------------------------------------------
    Total revenues                              $1,190    $  900         32%
================================================================================

     The increases in revenues in the Individual and Institutional Investor segments from the first quarter of 2003 were primarily due to higher trading volume and levels of client assets. The increase in revenues in the Capital Markets segment was primarily due to higher trading volume. The increase in the U.S. Trust segment was primarily due to the acquisition of PAM and higher levels of client assets. See note "13 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.

Asset Management and Administration Fees

     Asset management and administration fees, as shown in the table below (in millions), include mutual fund service fees, as well as fees for other asset-based financial services provided to individual and institutional clients.

--------------------------------------------------------------------------------
                                                   Three Months
                                                      Ended
                                                     March 31,        Percent
Asset Management and Administration Fees          2004      2003       Change
--------------------------------------------------------------------------------
Mutual fund service fees:
   Proprietary funds (SchwabFunds(R),
      Excelsior(R), and other)                  $  213    $  217         (2%)
   Mutual Fund OneSource(R)                         92        59         56
   Other                                            14        10         40
Asset management and related services              186       142         31
--------------------------------------------------------------------------------
   Total                                        $  505    $  428         18%
================================================================================

     The increase in asset management and administration fees from the first quarter of 2003 was primarily due to higher asset-based fees from certain client relationships and higher levels of client assets, as well as increases in average assets in and service fees earned on Schwab's Mutual Fund OneSource service.

Commissions

     The Company earns commission revenues, as shown in the following table (in millions), by executing client trades.

--------------------------------------------------------------------------------
                                                   Three Months
                                                      Ended
                                                     March 31,        Percent
Commissions                                       2004      2003       Change
--------------------------------------------------------------------------------
Equity and other securities                     $  326    $  193         69%
Mutual funds                                        35        26         35
Options                                             29        21         38
--------------------------------------------------------------------------------
   Total                                        $  390    $  240         63%
================================================================================

     The increase in commission revenues from the first quarter of 2003 was primarily due to higher daily average trades. Commission revenues include $53 million in the first quarter of 2004 and $20 million in the first quarter of 2003 related to Schwab's institutional trading business. Additionally, commission revenues include $18 million in the first quarter of 2004 and $17 million in the first quarter of 2003 related to certain securities serviced by Schwab's fixed income division, including exchange-traded unit investment trusts, real estate investment trusts, and corporate debt. Schwab's fixed income division also generates principal transaction revenues.

     As shown in the following table, daily average revenue trades executed by the Company increased 55% in the first quarter of 2004.

--------------------------------------------------------------------------------
                                                   Three Months
                                                      Ended
                                                     March 31,        Percent
Trading Activity                                  2004      2003       Change
--------------------------------------------------------------------------------
Daily average revenue trades
   (in thousands) (1)                            178.0     114.6         55%
Accounts that traded (in thousands)              1,459     1,108         32
Average revenue trades
   per account that traded                         7.6       6.3         21
Trading frequency proxy (2)                        4.1       3.5         17
Number of trading days (3)                        62.0      61.0          2
Average revenue earned
   per revenue trade                            $37.59    $37.30          1
Online trades as a percentage of
   total trades                                    89%       85%
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

     The Company continually monitors its pricing in relation to competitors and periodically adjusts prices to enhance its competitive position, as well as to attract and retain clients. Competitive pricing actions have escalated recently, and the Company is actively evaluating changes to the commission rates and fee structures for certain clients.

Net Interest Revenue

     Net interest revenue, as shown in the following table (in millions), is the difference between interest earned on certain assets (mainly margin loans to clients, investments of segregated client cash balances, loans to banking clients, and securities available for sale) and interest paid on supporting liabilities (mainly deposits from banking clients and brokerage client cash balances). Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and hedging strategies.

--------------------------------------------------------------------------------
                                                   Three Months
                                                      Ended
                                                     March 31,        Percent
                                                  2004      2003       Change
--------------------------------------------------------------------------------
Interest Revenue:
Margin loans to clients                          $ 104     $  82         27%
Investments, client-related                         62        75        (17)
Loans to banking clients                            61        56          9
Securities available for sale                       30        16         88
Other                                                6        10        (40)
--------------------------------------------------------------------------------
   Total                                           263       239         10
--------------------------------------------------------------------------------
Interest Expense:
Deposits from banking clients                       27        23         17
Brokerage client cash balances                      15        25        (40)
Long-term debt                                       8        10        (20)
Short-term borrowings                                2         3        (33)
Other                                                1         3        (67)
--------------------------------------------------------------------------------
   Total                                            53        64        (17)
--------------------------------------------------------------------------------
Net interest revenue                             $ 210     $ 175         20%
================================================================================

     Client-related daily average balances, interest rates, and average net interest spread for the first quarters of 2004 and 2003 are summarized in the following table (in millions):

--------------------------------------------------------------------------------
                                                             Three Months
                                                                Ended
                                                              March 31,
                                                           2004        2003
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Investments (client-related):
  Average balance outstanding                          $ 21,096    $ 21,231
  Average interest rate                                   1.18%       1.44%
Margin loans to clients:
  Average balance outstanding                          $  8,846    $  6,399
  Average interest rate                                   4.70%       5.21%
Loans to banking clients:
  Average balance outstanding                          $  5,800    $  4,546
  Average interest rate                                   4.20%       5.02%
Securities available for sale:
  Average balance outstanding                          $  3,456    $  1,517
  Average interest rate                                   3.44%       4.39%
Average yield on interest-earning assets                  2.62%       2.77%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                          $ 23,924    $ 23,003
  Average interest rate                                    .25%        .42%
Interest-bearing banking deposits:
  Average balance outstanding                          $  8,215    $  4,570
  Average interest rate                                   1.30%       2.06%
Other interest-bearing sources:
  Average balance outstanding                          $  2,840    $  2,164
  Average interest rate                                    .79%       1.25%
Average noninterest-bearing portion                    $  4,219    $  3,956
Average interest rate on funding sources                   .48%        .65%
Summary:
  Average yield on interest-earning assets                2.62%       2.77%
  Average interest rate on funding sources                 .48%        .65%
--------------------------------------------------------------------------------
Average net interest spread                               2.14%       2.12%
--------------------------------------------------------------------------------

     The increase in net interest revenue from the first quarter of 2003 was primarily due to changes in the composition of interest-earning assets, including increases in margin loan balances and securities available for sale. In addition, the decline in yields on interest-earning assets due to changes in the interest rate environment was offset by lower interest rates on funding sources.

Principal Transactions

     Principal transaction revenues, as shown in the following table (in millions), are primarily comprised of revenues from client fixed income securities trading activity, and net gains from market-making activities in equity securities.

--------------------------------------------------------------------------------
                                                   Three Months
                                                      Ended
                                                     March 31,        Percent
Principal Transactions                            2004      2003       Change
--------------------------------------------------------------------------------
Equity securities                                 $ 27      $ 12        125%
Fixed income securities                             25        21         19
--------------------------------------------------------------------------------
   Total                                          $ 52      $ 33         58%
================================================================================

     The increase in principal transaction revenues from the first quarter of 2003 was primarily due to higher equity share volume handled by SCM as a result of increased trading activity and higher levels of revenues from client fixed income securities trading activity, partially offset by lower average revenue per equity share traded.

EXPENSES EXCLUDING INTEREST

     As shown in the table below (in millions), total expenses excluding interest increased in the first quarter of 2004 primarily due to higher levels of compensation and benefits expense, professional services, and advertising and market development expense.

--------------------------------------------------------------------------------
                                                   Three Months
                                                      Ended
Composition of Expenses,                             March 31,        Percent
  Excluding Interest                              2004      2003       Change
--------------------------------------------------------------------------------
Compensation and benefits                        $ 528     $ 417         27%
Occupancy and equipment                            106       111         (5)
Depreciation and amortization                       59        76        (22)
Communications                                      65        60          8
Professional services                               60        37         62
Advertising and market development                  62        48         29
Commissions, clearance and floor brokerage          23        13         77
Impairment charges                                   -         5       (100)
Other                                               40        36         11
--------------------------------------------------------------------------------
   Total                                         $ 943     $ 803         17%
================================================================================
Expenses as a percentage of
   total revenues:
       Total expenses, excluding interest          79%       89%
       Compensation and benefits                   44%       46%
       Advertising and market development           5%        5%
--------------------------------------------------------------------------------

Compensation and Benefits

     Compensation and benefits expense includes salaries and wages, incentive and variable compensation, related employee benefits and taxes, and retention program costs arising from certain acquisitions and mergers.
     The increase in compensation and benefits expense from the first quarter of 2003 was primarily due to higher levels of incentive compensation and discretionary bonuses to employees, costs associated with employees retained from acquisitions, and higher employee benefits. The following table shows a comparison of certain compensation and benefits components and employee data (in millions, except as noted):

--------------------------------------------------------------------------------
                                                   Three Months
                                                      Ended
                                                     March 31,        Percent
Compensation and Benefits                         2004      2003       Change
--------------------------------------------------------------------------------
Salaries and wages                               $ 327     $ 305          7%
Incentive and variable compensation                111        49        127
Employee benefits and other                         89        63         41
Retention programs (1)                               1         -        n/m
--------------------------------------------------------------------------------
   Total                                         $ 528     $ 417         27%
================================================================================
Full-time equivalent employees
   (at end of quarter, in thousands) (2)          16.9      16.5          2%
--------------------------------------------------------------------------------
(1) Relates to programs put in place to retain certain employees related to acquisitions and mergers.
(2) Includes full-time, part-time and temporary employees, and persons employed on a contract basis.
n/m  Not meaningful.

     Employee benefits and other expense increased from the first quarter of 2003 primarily due to the restoration of the Company's 401(k) employee contribution match, which was suspended in 2003 (except for a discretionary award to certain non-officer employees made in the fourth quarter of 2003).

Expenses Excluding Compensation and Benefits

     The increase in professional services expense from the first quarter of 2003 was primarily due to higher levels of consulting fees in several areas, including new and expanded products and services, and information technology projects. The increase in advertising and market development expense from the first quarter of 2003 was primarily due to the Company's increased television and print media spending.

Taxes on Income

     The Company's effective income tax rate was 34.8% for the first quarter of 2004, compared to a tax rate of 22.8% for the first quarter of 2003. The increase was primarily due to a tax benefit associated with the Company's sale of its U.K. market-making operation in the first quarter of 2003.


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

Liquidity

CSC

     CSC's liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. As discussed below, Schwab, CSC's depository institution subsidiaries, and SCM are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs, providing adequate liquidity to meet CSC's depository institution subsidiaries' capital guidelines, and maintaining Schwab's and SCM's net capital. Based on their respective regulatory capital ratios at March 31, 2004, the Company and its depository institution subsidiaries are considered well capitalized.
     CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes, of which $466 million was issued and outstanding at March 31, 2004, have maturities ranging from 2004 to 2010 and fixed interest rates ranging from 6.04% to 8.05% with interest payable semiannually (see Item 3 - Quantitative and Qualitative Disclosures About Market Risk - Financial Instruments Held For Purposes Other Than Trading - Interest Rate Swaps). The Medium-Term Notes are rated A2 by Moody's Investors Service (Moody's), A- by Standard & Poor's Ratings Group (S&P), and A by Fitch IBCA, Inc. (Fitch).
     CSC has a prospectus supplement on file with the Securities and Exchange Commission enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At March 31, 2004, all of these notes remained unissued.

     CSC has authorization from its Board of Directors to issue commercial paper up to the amount of CSC's committed, unsecured credit facility (see below), not to exceed $1.5 billion. At March 31, 2004, no commercial paper has been issued. CSC's ratings for these short-term borrowings are P-1 by Moody's, A-2 by S&P, and F1 by Fitch.
     CSC maintains an $800 million committed, unsecured credit facility with a group of twenty banks which is scheduled to expire in June 2004. CSC plans to establish a replacement facility when the current facility expires. This facility was unused during the first quarter of 2004. Any issuances under CSC's commercial paper program (see above) will reduce the amount available under this facility. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of tangible net worth, and Schwab and SCM to maintain specified levels of net capital, as defined. Management believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements.
     CSC also has direct access to $782 million of the $832 million uncommitted, unsecured bank credit lines, provided by nine banks that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. These lines were not used by CSC during the first quarter of 2004.
     See note "15 - Subsequent Events" in the Notes to Condensed Consolidated Financial Statements for a discussion of a $1.0 billion universal shelf registration statement.

Schwab

     Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $26.4 billion and $25.6 billion at March 31, 2004 and December 31, 2003, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
     Upon  adoption  of  Financial  Accounting  Standards  Board  Interpretation
(FIN) No. 46 - Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 - Consolidated Financial Statements in the first quarter of 2003, the Company consolidated a special purpose trust (Trust) and recorded a note payable of $235 million, which was outstanding at March 31, 2004. The interest rate on the note was 1.52% at March 31, 2004, and ranged from 1.52% to 1.58% during the quarter. The building and land have been pledged as collateral for the note payable. Additionally, the Company has guaranteed the debt of the Trust up to a maximum of $202 million. The lender does not have recourse to any other assets of the Company.
     To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of nine banks totaling $832 million at March 31, 2004 (as noted previously, $782 million of these lines are also available for CSC to use). The need for short-term borrowings arises primarily from timing differences between cash flow requirements and the scheduled liquidation of interest-bearing investments. Schwab used such borrowings for 4 days during the first quarter of 2004, with the daily amounts borrowed averaging $52 million. The amount outstanding under these lines was $95 million at March 31, 2004.
     To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured letter of credit agreements with nine banks in favor of the OCC aggregating $630 million at March 31, 2004. Schwab pays a fee to maintain these letters of credit. No funds were drawn under these letters of credit at March 31, 2004.
     Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $1 million. At March 31, 2004, Schwab's net capital was $1.2 billion (13% of aggregate debit balances), which was $1.0 billion in excess of its minimum required net capital and $738 million in excess of 5% of aggregate debit balances. Schwab has historically targeted net capital to be at least 10% of its aggregate debit balances, which primarily consist of client margin loans.
     To manage Schwab's regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility which is scheduled to expire in September 2004. The amount outstanding under this facility at March 31, 2004 was $220 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

U.S. Trust

     U.S. Trust's liquidity needs are generally met through deposits from banking clients, equity capital, and borrowings.
     Certain Schwab brokerage clients can sweep the excess cash held in their accounts into a money market deposit account at U.S. Trust. At March 31, 2004, these balances totaled $323 million.
     In addition to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements, USTC's depository institution subsidiaries have established their own external funding sources. At March 31, 2004, U.S. Trust had $52 million in Trust Preferred Capital Securities outstanding with a fixed interest rate of 8.41%. Certain of USTC's depository institution subsidiaries have established credit facilities with the Federal Home Loan Bank System (FHLB) totaling $758 million. At March 31, 2004, $475 million was outstanding under these facilities. Additionally, at March 31, 2004, U.S. Trust had $184 million of federal funds purchased.
     U.S. Trust also engages in intercompany repurchase agreements with Schwab Bank. At March 31, 2004, U.S. Trust had $400 million in repurchase agreements outstanding with Schwab Bank.
     CSC provides U.S. Trust with a $300 million short-term credit facility maturing in December 2006. Borrowings under this facility do not qualify as regulatory capital for U.S. Trust. The amount outstanding under this facility was $45 million at March 31, 2004.
     In the first quarter of 2004, U.S. Trust entered into an interest rate swap agreement (Swap) with CSC to hedge the interest rate risk associated with its variable rate deposits from banking clients. At March 31, 2004, this Swap has a notional value of $400 million and an immaterial fair value.
     U.S. Trust is subject to the Federal Reserve Board's risk-based and leverage capital guidelines. These regulations require banks and bank holding companies to maintain minimum levels of capital. In addition, USTC's depository institution subsidiaries are subject to limitations on the amount of dividends they can pay to USTC.

SCM

     SCM's capital needs are generally met through its equity capital and borrowings from CSC. Most of SCM's assets are liquid, consisting primarily of cash and cash equivalents, marketable securities, and receivables from brokers, dealers and clearing organizations.
     SCM may borrow up to $150 million under a subordinated lending arrangement with CSC which is scheduled to expire in August 2004. Borrowings under this arrangement qualify as regulatory capital for SCM. The amount outstanding under this facility at March 31, 2004 was $50 million. The advances under this facility satisfy increased intra-day capital needs at SCM to support the expansion of its institutional equities and trading businesses. In addition, CSC provides SCM with a $50 million short-term credit facility. Borrowings under this arrangement do not qualify as regulatory capital for SCM. No funds were drawn under this facility at March 31, 2004.
     SCM is subject to the same regulatory net capital requirements as Schwab (see discussion above). At March 31, 2004, SCM's net capital was $65 million, which was $64 million in excess of its minimum required net capital.

Schwab Bank

     Schwab Bank's current liquidity needs are generally met through deposits from banking clients and equity capital.
     Certain Schwab brokerage clients can sweep the excess cash held in their accounts into a money market deposit account at Schwab Bank. At March 31, 2004, these balances totaled $2.5 billion.
     Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, CSC provides Schwab Bank with a $100 million short-term credit facility which matures in December 2005. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. No funds were drawn under this facility at March 31, 2004.
     Schwab Bank is subject to the same risk-based and leverage capital guidelines as U.S. Trust (see discussion above), except that Schwab Bank is subject to a minimum tier 1 leverage ratio of 8% for its first three years of operations. In addition, Schwab Bank is subject to limitations on the amount of dividends it can pay to CSC.

Liquidity Risk Factors

     Specific risk factors which may affect the Company's liquidity position are discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Liquidity Risk Factors" in the Company's 2003 Annual Report to Stockholders, which is filed as
Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2003. There have been no material changes to these liquidity risk factors in the first quarter of 2004.

Cash and Capital Resources

     The Company's cash position (reported as cash and cash equivalents on the Condensed Consolidated Balance Sheet) and cash flows are affected by changes in brokerage client cash balances and the associated amounts required to be segregated under federal or other regulatory guidelines. Timing differences between cash and investments actually segregated on a given date and the amount required to be segregated for that date may arise in the ordinary course of business and are addressed by the
Company in accordance with applicable regulations. Other factors which affect the Company's cash position and cash flows include investment activity in securities owned, levels of capital expenditures, acquisition activity, banking client deposit and loan activity, financing activity in short-term borrowings and long-term debt, payment of dividends, and repurchases of CSC's common stock.
     In the first quarter of 2004, cash and cash equivalents decreased $418 million, or 15%, to $2.4 billion primarily due to movements of brokerage client-related funds to meet segregation requirements, an increase in loans to banking clients, the acquisition of SoundView, and a decrease in short-term borrowings. These decreases were partially offset by an increase in deposits from banking clients, primarily related to sweep money market deposit accounts. Certain Schwab brokerage clients can sweep the excess cash held in their brokerage accounts into these money market deposit accounts at Schwab Bank or U.S. Trust. At March 31, 2004, these sweep deposit balances totaled $2.8 billion, up $1.2 billion from December 31, 2003. This sweep deposit activity is reflected on the Condensed Consolidated Statement of Cash Flows as a cash outflow from payables to brokerage clients (classified as an operating activity) and a cash inflow for deposits from banking clients (classified as a financing activity). Management does not believe that the decline in cash and cash equivalents in the first quarter of 2004 is an indication of a trend.
     The Company's capital expenditures were $35 million in the first quarter of 2004 compared to $32 million in the first quarter of 2003, or 3% and 4% of revenues for each period, respectively. Capital expenditures in the first quarter of 2004 were primarily for software and equipment relating to the Company's information technology systems and certain facilities. Capital expenditures as described above include the capitalized costs for developing internal-use software of $19 million in the first quarter of 2004 and $14 million in the first quarter of 2003.
     During the first quarter of 2004, 4 million of the Company's stock options, with a weighted-average exercise price of $5.57, were exercised with cash proceeds received by the Company of $20 million and a related tax benefit of $8 million. The cash proceeds are recorded as an increase in cash and a corresponding increase in stockholders' equity. The tax benefit is recorded as a reduction in income taxes payable and a corresponding increase in stockholders' equity.
     The Company reduced its short-term borrowings by $241 million during the first quarter of 2004.
     CSC did not repurchase any of its common stock in the first quarter of 2004. During the first quarter of 2003, CSC repurchased 4 million shares of its common stock for $32 million. As of March 31, 2004, CSC has authority to repurchase up to $318 million of its common stock.
     During the first quarters of 2004 and 2003, the Company paid common stock cash dividends of $19 million and $15 million, respectively. See note "15 - Subsequent Events" in the Notes to Condensed Consolidated Financial Statements for a discussion of an increase in the quarterly cash dividend.
     The Company monitors both the relative composition and absolute level of its capital structure. The Company's total financial capital (long-term debt plus stockholders' equity) at March 31, 2004 was $5.4 billion, up $208 million, or 4%, from December 31, 2003 primarily due to higher stockholders' equity. At March 31, 2004, the Company had long-term debt of $779 million, or 14% of total financial capital, that bears interest at a weighted-average rate of 5.58%. At March 31, 2004, the Company's stockholders' equity was $4.7 billion, or 86% of total financial capital.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments Held For Trading Purposes

     The Company holds fixed income securities, which include municipal and government securities, and corporate bonds, in inventory to meet clients' trading needs. The fair value of such inventory was $77 million and $74 million at March 31, 2004 and December 31, 2003, respectively. These securities, and the associated interest rate risk, are not material to the Company's financial position, results of operations, or cash flows.
     The Company maintains inventories in exchange-listed, Nasdaq, and other equity securities on both a long and short basis. The fair value of these securities is shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                    March 31,     December 31,
Equity Securities                                     2004            2003
--------------------------------------------------------------------------------
Long positions                                       $ 120           $  97
Short positions                                        (79)            (74)
--------------------------------------------------------------------------------
Net long positions                                   $  41           $  23
================================================================================

     In addition, the Company may enter into exchange-traded futures and options contracts based on equity market indices to hedge potential losses in equity inventory positions. There were no open futures or options contracts at March 31, 2004.

Value-At-Risk

     All trading activities are subject to market risk limits established by the Company's businesses and approved by senior management who are independent of the businesses.

The Company manages trading risk through  position policy limits,  value-at-risk
(VaR) measurement methodology, and other market sensitivity measures. Based on certain assumptions and historical relationships, VaR estimates a potential loss from adverse changes in the fair values of the Company's overnight trading positions.
     The Company holds fixed income securities and equities for trading purposes. The estimated VaR for both fixed income securities and equities at March 31, 2004 and the high, low, and daily average during the first quarter of 2004 was $1 million or less for each category and stated period.

Financial Instruments Held For Purposes Other Than Trading

Debt Issuances

     At March 31, 2004 and December 31, 2003, CSC had $466 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 6.04% to 8.05%. See "Interest Rate Swaps" below.
     At March 31, 2004 and December 31, 2003, U.S. Trust had $52 million Trust Preferred Capital Securities outstanding, with a fixed interest rate of 8.41%.
     The Company has fixed cash flow requirements regarding these long-term debt obligations due to the fixed rate of interest. The fair value of these obligations at March 31, 2004 and December 31, 2003, based on estimates of market rates for debt with similar terms and remaining maturities, approximated their carrying amount.

Interest Rate Swaps

     As part of its consolidated asset and liability management process, the Company utilizes Swaps to manage interest rate risk.
     U.S. Trust uses LIBOR-based Swaps to hedge the interest rate risk associated with its variable rate deposits from banking clients. The Swaps are structured for U.S. Trust to receive a variable rate of interest and pay a fixed rate of interest. Information on these Swaps is summarized in the following table:

--------------------------------------------------------------------------------
                                                    March 31,     December 31,
                                                      2004            2003
--------------------------------------------------------------------------------
Notional principal amount (in millions)              $ 625           $ 705
Weighted-average variable interest rate              1.12%           1.17%
Weighted-average fixed interest rate                 6.51%           6.41%
Weighted-average maturity (in years)                    .8             1.0
--------------------------------------------------------------------------------

     These Swaps have been designated as cash flow hedges under SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, and are recorded on the Condensed Consolidated Balance Sheet, with changes in their fair values primarily recorded in other comprehensive income (loss), a component of stockholders' equity. At March 31, 2004 and December 31, 2003, U.S. Trust recorded a derivative liability of $26 million and $33 million, respectively, for these Swaps. Based on current interest rate assumptions and assuming no additional Swap agreements are entered into, U.S. Trust expects to reclassify approximately $19 million, or $11 million after tax, from other comprehensive loss to interest expense over the next twelve months.
     Due to a divergence between LIBOR rates and the variable rate paid on banking client deposits, certain of these Swaps with a combined notional amount of $400 million will not be designated as cash flow hedges for accounting purposes beginning in the second quarter of 2004. Because these Swaps mature over the remainder of 2004, this change in accounting designation will not impact results of operations for full-year 2004, but will impact the timing of recognition of market gains and losses on these Swaps in the remaining quarterly reporting periods in 2004. The Company does not expect this change in designation of Swaps to have a material impact on its financial position, results of operations, EPS, or cash flows.
     CSC uses Swaps to effectively convert the interest rate characteristics of a portion of its Medium-Term Notes from fixed to variable. These Swaps are structured for CSC to receive a fixed rate of interest and pay a variable rate of interest based on the three-month LIBOR rate. The variable interest rates reset every three months. Information on these Swaps is summarized in the following table:

--------------------------------------------------------------------------------
                                                    March 31,     December 31,
                                                      2004            2003
--------------------------------------------------------------------------------
Notional principal amount (in millions)              $ 293           $ 293
Weighted-average variable interest rate              3.57%           3.62%
Weighted-average fixed interest rate                 7.57%           7.57%
Weighted-average maturity (in years)                   5.0             5.3
--------------------------------------------------------------------------------

     These Swaps have been designated as fair value hedges under SFAS No. 133, and are recorded on the Condensed Consolidated Balance Sheet. Changes in fair value of the Swaps are completely offset by changes in fair value of the hedged Medium-Term Notes. Therefore, there is no effect on net income. At March 31, 2004 and December 31, 2003, CSC recorded a derivative asset of $26 million and $19 million, respectively, for these Swaps. Concurrently, the carrying value of the Medium-Term Notes was increased by $26 million and $19 million, at March 31, 2004 and December 31, 2003, respectively.

Loans Held for Sale

     Schwab Bank's loans held for sale portfolio consists of fixed- and adjustable-rate mortgages, which are subject to a loss in value when market interest rates rise. Schwab Bank uses forward sale commitments to manage this risk. These forward sale commitments have been designated as cash flow hedging instruments of the loans held for sale. Accordingly, the fair values of the forward sale commitments are recorded on the Condensed Consolidated Balance Sheet, with gains or losses recorded in other comprehensive income (loss). At March 31, 2004 and December 31, 2003, the derivative liability recorded by Schwab Bank for these forward sale commitments was immaterial.

Net Interest Revenue Simulation

     The Company uses net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation model (the model) includes all interest-sensitive assets and liabilities, as well as Swaps utilized by the Company to hedge its interest rate risk. Key variables in the model include assumed balance growth or decline for client loans, deposits, and brokerage client cash, changes in the level and term structure of interest rates, the repricing of financial instruments, prepayment and reinvestment assumptions, and product pricing assumptions. The simulations involve assumptions that are inherently uncertain and, as a result, cannot precisely estimate net interest revenue or precisely predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies, including changes in asset and liability mix.
     As demonstrated by the simulations presented below, the Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets are repricing more quickly than interest-bearing liabilities).
     The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in interest rates relative to the Company's current base rate forecast on simulated net interest revenue over the next twelve months at March 31, 2004 and December 31, 2003.

--------------------------------------------------------------------------------
Impact on Net Interest Revenue                      March 31,     December 31,
Percentage Increase (Decrease)                        2004            2003
--------------------------------------------------------------------------------
Increase of 100 basis points                           .9%            1.7%
Decrease of 100 basis points                         (7.1%)          (6.4%)
--------------------------------------------------------------------------------


Item 4.  Controls and Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2004, that the Company s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission's rules and forms. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART  II  -  OTHER  INFORMATION


Item 1. Legal Proceedings

     Described below are certain new legal proceedings and certain developments with respect to pending legal proceedings during the quarter ended March 31, 2004.
     In March 2004, a lawsuit was filed in federal court in the Southern District of New York by an Excelsior(R) Funds shareholder alleging violations of the federal security laws and breaches of fiduciary duty by the Charles Schwab Trust Company (CSTC), USTC, the Excelsior Funds, and six current or former members of the Excelsior Funds board in connection with market-timing and/or late trading in the Excelsior Funds. The lawsuit seeks unspecified compensatory damages, as well as attorneys' fees and costs. The defendants intend to vigorously defend against this action and the five other class action lawsuits that were previously disclosed relating to allegations of market-timing in the Excelsior Funds.
     In March 2004, a stockholders' derivative action was filed in California Superior Court in San Francisco against CSC and fourteen current or former CSC directors. The action claims that the directors breached their fiduciary duties to Schwab and its stockholders by allegedly failing to maintain adequate controls to prevent market timing, late trading, and the disclosure of portfolio holdings information in Excelsior Funds. The lawsuit seeks the recovery of unspecified compensatory damages and attorneys' fees from the fourteen named individuals, along with the return of all salaries and other remuneration they received as directors. CSC is named as a nominal defendant, although no damages are sought against CSC. The defendants intend to vigorously defend against the allegations.
     In March 2004, CSTC was dismissed as a defendant in one of two previously disclosed market-timing lawsuits (CSTC has not been served in the other lawsuit) brought by employees of the Janus Capital Group (Janus) mutual funds, which had named CSTC as a defendant in connection with its role as directed trustee for the Janus 401(k) and retirement plans.
     The Company has been responding to inquiries and subpoenas from federal and state authorities relating to mutual fund trading, distribution, and servicing at or through Company affiliates, and has been conducting its own review of such processes. For further information, see Regulatory Developments in Part I - Financial Information, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Business.
     In January 2004, CSC completed its acquisition of SoundView Technology Group, Inc. (SoundView). Under the acquisition agreement, CSC assumed responsibility for SoundView's assets and liabilities, including existing litigation matters in which SoundView is named as a defendant. SoundView and one or more of its subsidiaries (or one or more entities to which SoundView or its subsidiaries is a successor) are among the numerous financial institutions named as defendants in multiple purported securities class actions filed in the United States District Court for the Southern District of New York (the IPO Allocation Cases) between 2001 and 2002. The IPO Allocation Cases allege improper practices in connection with the allocation of shares of IPO securities (and in some instances, follow-on offering shares) and were brought on behalf of persons who either directly or in the aftermarket purchased such securities during the time period between March 1997 and December 2000. The plaintiffs allege that SoundView (or its named subsidiaries) and the other underwriters named as defendants in the IPO Allocation Cases required persons receiving allocations of IPO shares (and in some instances, follow-on offering shares) to pay excessive and undisclosed commissions on unrelated trades and to purchase shares in the aftermarket at specific escalating prices in violation of the federal securities laws. The plaintiffs seek unspecified compensatory damages, as well as interest, attorneys' fees, and costs. SoundView (and/or one or more of its subsidiaries) has been named in 48 purported class action cases, which have been consolidated into 31 actions, each involving a different company's IPO (and in some instances, follow-on offering). SoundView did not serve as lead underwriter in any of the offerings at issue in the IPO Allocation Cases. In addition to the actions in which SoundView is a defendant, SoundView (or one or more of its subsidiaries) had an underwriting commitment in certain of the actions in which SoundView is not named as a defendant, and depending on the outcome of those actions, may have indemnification obligations to the lead underwriter. Additionally, the companies that issued stock in the offerings at issue in the IPO Allocation Cases have stated their intention to seek indemnification from the underwriters. An additional lawsuit filed by a single individual plaintiff against SoundView and other underwriters containing similar allegations relating to IPO practices and seeking similar relief is pending as a related case before the same district court judge. SoundView believes it has defenses to these actions and intends to vigorously defend against such litigation.
     The nature of the Company's business subjects it to claims, lawsuits, regulatory examinations, and other proceedings in the ordinary course of business. The ultimate outcome of the matters described above and the various other lawsuits, arbitration proceedings, and claims pending against the Company cannot be determined at this time, and the results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company's results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company's financial condition, results of operations, and cash flows. However, it is the opinion of management, after consultation with legal counsel, that the ultimate outcome of these existing claims and proceedings will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

--------------------------------------------------------------------------------
Exhibit
Number                               Exhibit
--------------------------------------------------------------------------------

10.257 The Charles Schwab Corporation Deferred Compensation Plan, as amended through January 1, 2004 (supersedes Exhibit 10.215).

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

31.2      Certification  Pursuant  to  Rule   13a-14(a)/15d-14(a),   As  Adopted
          Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**

32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**

**        Furnished as an exhibit to this quarterly report on Form 10-Q.
--------------------------------------------------------------------------------

(b)  Reports on Form 8-K

     On January 22, 2004, the Registrant furnished a Current Report on Form 8-K announcing under Item 12, in accordance with Securities and Exchange Commission Release No. 33-8216, the financial results for the quarter and year ended December 31, 2003.
     On March 29, 2004, the Registrant furnished a Current Report on Form 8-K providing under Item 12 certain additional financial information (which was not required to be filed as part of Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2003) and the Letter from the Chief Financial Officer included in the Company's 2003 Annual Report to Stockholders.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THE  CHARLES  SCHWAB  CORPORATION
                                                     (Registrant)





Date: May 10, 2004                           /s/   Christopher V. Dodds
      --------------                        ----------------------------
                                            Christopher V. Dodds
                                            Executive Vice President and
                                            Chief Financial Officer