Form 10-Q
period 2004-06-30
SCHWAB CHARLES CORP
filed 2004-08-06
CIK 316709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2004       Commission file number 1-9700



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

               1,366,488,547 shares of $.01 par value Common Stock
                          Outstanding on July 30, 2004

                         THE CHARLES SCHWAB CORPORATION

                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 2004

                                      Index

                                                                          Page
                                                                          ----
Part I - Financial Information

  Item 1.   Condensed Consolidated Financial Statements:

                Statement of Income                                         1
                Balance Sheet                                               2
                Statement of Cash Flows                                     3
                Notes                                                     4 - 12

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          13 - 27

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk   27 - 29

  Item 4.   Controls and Procedures                                        29

Part II - Other Information

  Item 1.   Legal Proceedings                                            29 - 30

  Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
            of Equity Securities                                           30

  Item 3.   Defaults Upon Senior Securities                                30

  Item 4.   Submission of Matters to a Vote of Security Holders            30

  Item 5.   Other Information                                              30

  Item 6.   Exhibits and Reports on Form 8-K                               31

Signature                                                                  32


                                                   Part I - FINANCIAL INFORMATION
                                         Item 1. Condensed Consolidated Financial Statements


                                                   THE CHARLES SCHWAB CORPORATION

                                             Condensed Consolidated Statement of Income
                                               (In millions, except per share amounts)
                                                             (Unaudited)

                                                                                  Three Months Ended           Six Months Ended
                                                                                       June 30,                    June 30,
                                                                                   2004         2003          2004         2003
------------------------------------------------------------------------------------------------------------------------------------
Revenues
   Asset management and administration fees                                      $  514       $  445        $1,019       $  873
   Commissions                                                                      286          313           676          553
   Interest revenue                                                                 276          244           539          483
   Interest expense                                                                 (52)         (64)         (105)        (128)
                                                                                 -------      -------       -------      -------
     Net interest revenue                                                           224          180           434          355
   Principal transactions                                                            40           43            92           76
   Other                                                                             48           37            81           61
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                                        1,112        1,018         2,302        1,918
------------------------------------------------------------------------------------------------------------------------------------
Expenses Excluding Interest
   Compensation and benefits                                                        533          449         1,061          866
   Occupancy and equipment                                                          104          111           210          222
   Depreciation and amortization                                                     55           71           114          147
   Communications                                                                    61           58           126          118
   Professional services                                                             63           44           123           81
   Advertising and market development                                                47           21           109           69
   Commissions, clearance and floor brokerage                                        21           20            44           33
   Restructuring charges                                                              2           24             2           24
   Impairment charges                                                                 -            -             -            5
   Other                                                                             47           38            87           74
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                                          933          836         1,876        1,639
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before taxes on income                            179          182           426          279
Taxes on income                                                                     (66)         (56)         (152)         (79)
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                   113          126           274          200
Loss from discontinued operations, net of tax                                         -            -             -           (3)
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                       $  113       $  126        $  274       $  197
====================================================================================================================================
Weighted-Average Common Shares Outstanding - Diluted                              1,373        1,360         1,374        1,358
------------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share - Basic
   Income from continuing operations                                             $  .08       $  .10        $  .20       $  .15
   Loss from discontinued operations, net of tax                                      -            -             -            -
   Net income                                                                    $  .08       $  .10        $  .20       $  .15

Earnings Per Share - Diluted
   Income from continuing operations                                             $  .08       $  .09        $  .20       $  .14
   Loss from discontinued operations, net of tax                                      -            -             -            -
   Net income                                                                    $  .08       $  .09        $  .20       $  .14
------------------------------------------------------------------------------------------------------------------------------------
Dividends Declared Per Common Share                                              $ .020       $ .011        $ .034       $ .022
------------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.





                                                      THE CHARLES SCHWAB CORPORATION

                                                   Condensed Consolidated Balance Sheet
                                             (In millions, except share and per share amounts)
                                                                (Unaudited)

                                                                                                  June 30,         December 31,
                                                                                                    2004               2003
------------------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                                                     $  2,547          $  2,832
   Cash and investments segregated and on deposit for federal or other regulatory purposes(1) (including resale agreements of $14,820 in 2004
       and $16,824 in 2003)                                                                        20,475            21,343
   Securities owned - at market value (including securities pledged of $3
       in 2004 and $131 in 2003)                                                                    4,808             4,023
   Receivables from brokers, dealers and clearing organizations                                       366               556
   Receivables from brokerage clients - net                                                         9,257             8,581
   Loans to banking clients - net                                                                   6,778             5,736
   Loans held for sale                                                                                 35                29
   Equipment, office facilities and property - net                                                    942               956
   Goodwill - net                                                                                   1,029               835
   Intangible assets - net                                                                            172               144
   Other assets                                                                                       912               831
------------------------------------------------------------------------------------------------------------------------------------

       Total                                                                                     $ 47,321          $ 45,866
====================================================================================================================================

Liabilities and Stockholders' Equity
   Deposits from banking clients                                                                 $ 10,045          $  8,308
   Drafts payable                                                                                     331               154
   Payables to brokers, dealers and clearing organizations                                          2,763             2,661
   Payables to brokerage clients                                                                   26,878            27,184
   Accrued expenses and other liabilities                                                           1,248             1,330
   Short-term borrowings                                                                              679               996
   Long-term debt                                                                                     645               772
------------------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                           42,589            41,405
------------------------------------------------------------------------------------------------------------------------------------

   Stockholders' equity:
       Preferred stock - 9,940,000 shares authorized; $.01 par value per share;
          none issued                                                                                   -                 -
       Common stock - 3 billion shares authorized; $.01 par value per share;
          1,392,091,544 shares issued                                                                  14                14
       Additional paid-in capital                                                                   1,759             1,749
       Retained earnings                                                                            3,334             3,125
       Treasury stock - 26,414,570 and 34,452,710 shares in 2004 and 2003,
          respectively, at cost                                                                      (235)             (319)
       Unamortized stock-based compensation                                                          (110)              (95)
       Accumulated other comprehensive loss                                                           (30)              (13)
------------------------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                                4,732             4,461
------------------------------------------------------------------------------------------------------------------------------------

              Total                                                                              $ 47,321          $ 45,866
====================================================================================================================================

(1)  Amounts included  represent actual balances on deposit,  whereas cash and investments  required to be segregated for federal or other regulatory purposes were $20,570 million at June 30, 2004, excluding $200 million of intercompany  repurchase agreements, and $21,005 million at December 31, 2003. On July 2, and January 5, 2004, the Company  deposited $496 million and $221 million, respectively, into its segregated reserve bank accounts.

See Notes to Condensed Consolidated Financial Statements.







                                                   THE CHARLES SCHWAB CORPORATION

                                           Condensed Consolidated Statement of Cash Flows
                                                            (In millions)
                                                             (Unaudited)

                                                                                                             Six Months Ended
                                                                                                                 June 30,
                                                                                                             2004        2003
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net income                                                                                             $   274     $   197
     Adjustments to reconcile net income to net cash used for operating activities:
        Depreciation and amortization                                                                         114         147
        Impairment charges                                                                                      -           5
        Tax benefit from, and amortization of, stock-based awards                                              32           9
        Deferred income taxes                                                                                  51          16
        Other                                                                                                  (9)          2
     Originations of loans held for sale                                                                     (530)       (183)
     Proceeds from sales of loans held for sale                                                               526          83
     Net change in:
        Cash and investments segregated and on deposit for federal or other
          regulatory purposes                                                                                 868      (2,356)
        Securities owned (excluding securities available for sale)                                             56        (197)
        Receivables from brokers, dealers and clearing organizations                                          194         (98)
        Receivables from brokerage clients                                                                   (676)       (182)
        Other assets                                                                                          (82)        (15)
        Drafts payable                                                                                        177          89
        Payables to brokers, dealers and clearing organizations                                               102       1,210
        Payables to brokerage clients                                                                        (306)        501
        Accrued expenses and other liabilities                                                               (144)        (91)
------------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used for) operating activities                                                647        (863)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
     Purchases of securities available for sale                                                            (1,697)       (868)
     Proceeds from sales of securities available for sale                                                     137         159
     Proceeds from maturities, calls and mandatory redemptions of securities
        available for sale                                                                                    771         308
     Net increase in loans to banking clients                                                              (1,043)       (413)
     Purchase of equipment, office facilities and property - net                                              (88)        (65)
     Cash payments for business combinations and investments, net of cash acquired                           (290)         (8)
     Proceeds from sales of subsidiaries                                                                        -          53
------------------------------------------------------------------------------------------------------------------------------------
          Net cash used for investing activities                                                           (2,210)       (834)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
     Net change in deposits from banking clients                                                            1,736          (2)
     Net change in short-term borrowings                                                                     (317)        806
     Proceeds from long-term debt                                                                             136           -
     Repayment of long-term debt                                                                             (255)        (73)
     Dividends paid                                                                                           (46)        (30)
     Purchase of treasury stock                                                                                 -         (32)
     Proceeds from stock options exercised and other                                                           24          13
------------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                                         1,278         682
------------------------------------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                                                        (285)     (1,015)
Cash and Cash Equivalents at Beginning of Period                                                            2,832       3,114
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                                $ 2,547     $ 2,099
====================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.



                         THE CHARLES SCHWAB CORPORATION

              Notes to Condensed Consolidated Financial Statements
       (Tabular Amounts in Millions, Except Per Share Amounts and Ratios)
                                   (Unaudited)




1. Basis of Presentation

     The Charles Schwab Corporation (CSC, and with its majority-owned subsidiaries collectively referred to as the Company) is a financial holding company engaged, through its subsidiaries, in securities brokerage, banking, and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 336 domestic branch offices in 48 states, as well as a branch in the Commonwealth of Puerto Rico. See note "17 - Subsequent Events" for further discussion on branch offices. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services with 38 offices in 15 states. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, Schwab Capital Markets L.P. (SCM), a market maker in Nasdaq, exchange-listed, and other securities providing trade execution services primarily to broker-dealers and institutional clients, CyberTrader, Inc., an electronic trading technology and brokerage firm providing services to highly active, online traders, and Charles Schwab Bank, N.A. (Schwab Bank), a retail bank which commenced operations in the second quarter of 2003.
     On January 31, 2003, the Company sold its United Kingdom (U.K.) brokerage subsidiary, Charles Schwab Europe (CSE), to Barclays PLC. The results of the operations of CSE, net of income taxes, have been presented as discontinued operations on the Condensed Consolidated Statement of Income.
     The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in conformity with generally accepted accounting principles in the U.S. (GAAP). All adjustments were of a normal recurring nature. Certain items in prior periods' financial statements have been reclassified to conform to the 2004 presentation. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report to Stockholders, which is filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2003, and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period.


2. New Accounting Standards

     SEC Staff Accounting Bulletin (SAB) No. 105 "Application of Accounting Principles to Loan Commitments" was released in March 2004. This release summarizes the SEC staff position regarding the application of GAAP to loan commitments accounted for as derivative instruments. The Company accounts for interest rate lock commitments issued on mortgage loans that will be held for sale as derivative instruments. Consistent with SAB No. 105, the Company considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely on changes in market interest rates. As of June 30, 2004, the Company had interest rate lock commitments on mortgage loans to be held for sale with principal balances totaling approximately $150 million, the fair value of which was immaterial.
     Emerging Issues Task Force Issue (EITF) No. 03-01 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" was ratified by the Financial Accounting Standards Board in March 2004. This EITF addresses how to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement of Financial Accounting Standards
(SFAS) No. 115 - Accounting for Certain Investments in Debt and Equity Securities (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. The new guidance for evaluating whether an investment is other-than-temporarily impaired is effective for the third quarter of 2004. The Company's investments classified as available for sale are primarily comprised of U.S. government sponsored agency and private mortgage-backed securities and collateralized mortgage obligations. At June 30, 2004, the gross unrealized loss on these investments, caused by recent interest rate increases, was $40 million. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company generally has the ability and intent to hold these investments until a recovery of fair value (up to or beyond the cost basis), which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired. Management is continuing to evaluate the potential impact of this new guidance.

3. Stock Incentive Plans

     The Company's stock incentive plans provide for granting options to employees, officers, and directors. Options are granted for the purchase of shares of CSC's common stock at an exercise price not less than the market value on the date of grant, and expire within ten years from the date of grant. Options generally vest over a four-year period from the date of grant.
     A summary of option activity follows:

--------------------------------------------------------------------------------
                                        2004                      2003
                                  ----------------          ----------------
                                         Weighted-                 Weighted-
                                  Number  Average           Number  Average
                                    of   Exercise             of   Exercise
                                  Options  Price            Options  Price
--------------------------------------------------------------------------------
Outstanding at
  beginning of year                136    $15.25             156    $15.38
  Granted:
   Quarter ended March 31            1    $13.73               -(1) $ 9.26
   Quarter ended June 30             -(1) $10.21               2    $ 8.93
--------------------------------------------------------------------------------
    Total granted                    1    $12.94               2    $ 8.99
  Exercised                         (5)   $ 5.28              (2)   $ 5.65
  Canceled                          (5)   $19.30             (10)   $18.48
--------------------------------------------------------------------------------
Outstanding
  at June 30                       127    $15.43             146    $15.25
================================================================================
Exercisable
  at June 30                        88    $15.78              80    $14.14
--------------------------------------------------------------------------------
Available for future
  grant at June 30                  46                        40
--------------------------------------------------------------------------------
Weighted-average fair
  value of options granted:
  Quarter ended March 31                  $ 3.95                    $ 4.34
  Quarter ended June 30                   $ 3.52                    $ 3.96
--------------------------------------------------------------------------------
(1) Less than 500,000 options were granted.

     The Company changed its option pricing model from the Black-Scholes model to a binomial model for all options granted on or after January 1, 2004. The fair values of stock options granted prior to January 1, 2004 were determined using the Black-Scholes model. The Company believes that the binomial model offers greater flexibility in reflecting the characteristics of employee stock options. The binomial model takes into account similar inputs to a Black-Scholes model such as volatility, dividend yield rate, and risk-free interest rate. In addition to these assumptions, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The Company determines these probabilities generally based on analysis of historical trends of such events. The assumptions used in the respective option pricing models were as follows:

--------------------------------------------------------------------------------
                                                    Three Months Ended
                                                March 31,          June 30,
                                              2004    2003       2004    2003
--------------------------------------------------------------------------------
Expected dividend yield                       .48%    .30%       .48%    .30%
Expected volatility                            36%     52%        36%     49%
Risk-free interest rate                       4.0%    2.9%       4.6%    2.6%
Expected life (in years)                         4       5          4      5
--------------------------------------------------------------------------------

     The Company applies Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees, and related interpretations, for its stock-based employee compensation plans. Because the Company grants stock option awards with an exercise price not less than the market value of CSC's common stock on the date of grant, there is no compensation expense recorded, except for restructuring-related expense for modifications of officers' stock options.

     Had compensation expense for the Company's stock option awards been determined based on the Black-Scholes or binomial fair value, as described above, at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123 - Accounting for Stock-Based Compensation, the Company would have recorded additional compensation expense and its net income and earnings per share (EPS) would have been reduced to the pro forma amounts presented in the following table:


--------------------------------------------------------------------------------
                                               Three                 Six
                                           Months Ended         Months Ended
                                             June 30,             June 30,
                                           2004    2003         2004    2003
--------------------------------------------------------------------------------
Compensation expense for stock
  options (after-tax):
   As reported                             $  -    $  -         $  -    $  -
   Pro forma (1)                           $ 20    $ 29         $ 44    $ 58
--------------------------------------------------------------------------------
Net income:
   As reported                             $113    $126         $274    $197
   Pro forma                               $ 93    $ 97         $230    $139
--------------------------------------------------------------------------------
Basic EPS:
   As reported                             $.08    $.10         $.20    $.15
   Pro forma                               $.07    $.07         $.17    $.10
Diluted EPS:
   As reported                             $.08    $.09         $.20    $.14
   Pro forma                               $.07    $.07         $.17    $.10
--------------------------------------------------------------------------------
(1) Includes pro forma compensation expense related to stock options granted in both current and prior periods. Pro forma stock option compensation is amortized on a straight-line basis over the vesting period beginning with the month in which the option was granted.


4. Restructuring

     In the second quarter of 2004, the Company announced a firm-wide cost reduction effort designed to mitigate the financial impact of its recent pricing changes and to strengthen its productivity and efficiency. This effort will consist of two phases, with phase one focusing on the elimination of work that is not essential to meeting client service standards or the Company's ongoing operating needs. During the second quarter, the Company implemented the first element of phase one - the reallocation of certain client service functions from its Orlando regional telephone service center to other centers. Phase two of the cost reduction effort will focus on reengineering work processes to maximize productivity, minimizing organizational complexity through functional streamlining, and addressing business unit performance across the firm.
     The Company recorded pre-tax restructuring charges of $4 million in the second quarter of 2004, reflecting severance costs for approximately 250 employees, including the workforce reduction in Orlando. For further discussion on the cost reduction effort, see note "17 - Subsequent Events."
     The Company's 2003, 2002, and 2001 restructuring initiatives included workforce reductions, reductions in operating facilities, the removal of certain systems hardware, software, and equipment from service, and the withdrawal from certain international operations. These initiatives reduced operating expenses and adjusted the Company's organizational structure to improve productivity, enhance efficiency, and increase profitability. The Company recorded a pre-tax restructuring credit of $2 million in the second quarter of 2004 and pre-tax restructuring charges of $24 million in the second quarter of 2003 related to these restructuring initiatives, both primarily due to changes in estimates of sublease income associated with previously announced efforts to sublease excess facilities.
     A summary of the activity in the restructuring reserve for the second quarter and first half of 2004 is as follows:

--------------------------------------------------------------------------------
Three months ended                        Workforce      Facilities
   June 30, 2004                          Reduction      Reduction      Total
--------------------------------------------------------------------------------
Balance at March 31, 2004                  $  12          $ 188         $ 200
Restructuring charges                          4             (2)            2
Cash payments                                 (4)           (21)          (25)
Other (1)                                      -              1             1
--------------------------------------------------------------------------------
Balance at June 30, 2004                   $  12 (2)      $ 166 (3)     $ 178
================================================================================

--------------------------------------------------------------------------------
Six months ended                          Workforce      Facilities
   June 30, 2004                          Reduction      Reduction      Total
--------------------------------------------------------------------------------
Balance at December 31, 2003               $  23          $ 201         $ 224
Restructuring charges                          4             (2)            2
Cash payments                                (14)           (37)          (51)
Non-cash charges (4)                          (1)             -            (1)
Other (1)                                      -              4             4
--------------------------------------------------------------------------------
Balance at June 30, 2004                   $  12 (2)      $ 166 (3)     $ 178
================================================================================

(1) Primarily includes the accretion of facilities restructuring reserves, which are initially recorded at net present value. Accretion expense is recorded in occupancy and equipment expense on the Condensed Consolidated Statement of Income.
(2) Includes $4 million related to the Company's 2004 cost reduction effort, as well as $6 million, $1 million, and $1 million related to the Company's 2003, 2002, and 2001 restructuring initiatives, respectively. The Company expects to substantially utilize the remaining workforce reduction reserve through cash payments for severance pay and benefits over the respective severance periods through 2005.
(3) Includes $6 million, $66 million, and $94 million related to the Company's 2003, 2002, and 2001 restructuring initiatives, respectively. The Company expects to substantially utilize the remaining facilities reduction reserve through cash payments for the net lease expense over the respective lease terms through 2017.
(4)  Primarily includes charges for officers' stock-based compensation.

5. Business Acquisitions and Divestiture

     In January 2004, the Company completed its acquisition of SoundView Technology Group, Inc. (SoundView), a research-driven securities firm providing institutional investors with fundamental research on companies in selected industries, for approximately $340 million, or $289 million net of SoundView's cash and cash equivalents acquired. Additionally, the Company recorded securities owned of $93 million related to this acquisition. As a result of a preliminary purchase price allocation, the Company recorded goodwill of $194 million, subject to management's final evaluation of pre-acquisition legal contingencies, and intangible assets of $21 million related to this acquisition.
     In October 2003, U.S. Trust acquired State Street Corporation's Private Asset Management group, a provider of wealth management services to clients in the New England area, for $365 million.
     In June 2003, the Company sold its investment in Aitken Campbell, a market-making joint venture in the U.K., to the Company's joint venture partner, TD Waterhouse Group, Inc. In the first quarter of 2003, the Company recorded an impairment charge of $5 million pre-tax to reduce the carrying value of its investment and a deferred income tax benefit of $16 million. The Company's share of Aitken Campbell's historical earnings, which was accounted for under the equity method, was not material to the Company's results of operations, EPS, or cash flows.


6. Loans to Banking Clients and Related Allowance for Credit Losses

     An analysis of the composition of the loan portfolio is as follows:

--------------------------------------------------------------------------------
                                                 June 30,        December 31,
                                                   2004              2003
--------------------------------------------------------------------------------
Residential real estate mortgages                $5,535            $4,624
Consumer loans                                      803               735
Other                                               468               404
--------------------------------------------------------------------------------
  Total loans                                     6,806             5,763
  Less: allowance for credit losses                 (28)              (27)
--------------------------------------------------------------------------------
Loans to banking clients - net                   $6,778            $5,736
================================================================================

     Included in the loan portfolio are nonaccrual loans totaling $1 million at both June 30, 2004 and December 31, 2003. Nonaccrual loans are considered impaired by the Company, and represent all of the Company's nonperforming assets at both June 30, 2004 and December 31, 2003. For each of the second quarters and first halves of 2004 and 2003, the impact of interest revenue which would have been earned on nonaccrual loans versus interest revenue recognized on these loans was not material to the Company's results of operations.
     The amount of loans accruing interest that were contractually 90 days or more past due was immaterial at both June 30, 2004 and December 31, 2003.
     Recoveries and charge-offs related to the allowance for credit losses on the loan portfolio were not material for each of the second quarters and first halves of 2004 and 2003.


7. Deposits from Banking Clients

     Deposits from banking clients consist of money market and other savings deposits, certificates of deposit, and noninterest-bearing deposits. Deposits from banking clients are as follows:


--------------------------------------------------------------------------------
                                                 June 30,        December 31,
                                                   2004              2003
--------------------------------------------------------------------------------
Interest-bearing deposits                       $ 9,431           $ 7,585
Noninterest-bearing deposits                        614               723
--------------------------------------------------------------------------------
  Total                                         $10,045           $ 8,308
================================================================================

     The average rate paid by the Company on its interest-bearing deposits from banking clients was 1.04% and 1.97% for the second quarters of 2004 and 2003, respectively, and 1.17% and 2.01% for the first halves of 2004 and 2003, respectively.


8. Long-term Debt

     Long-term debt consists of the following:

--------------------------------------------------------------------------------
                                                 June 30,        December 31,
                                                   2004              2003
--------------------------------------------------------------------------------
Senior Medium-Term Notes, Series A              $   446            $  466
Lease financing liability                           136                 -
Note payable                                          -               235
8.41% Trust Preferred Capital Securities             52                52
Fair value adjustment (1)                            11                19
--------------------------------------------------------------------------------
  Total                                         $   645            $  772
================================================================================

(1)  Represents the fair value adjustment related to hedged Medium-Term Notes.

     Upon  adoption  of  Financial  Accounting  Standards  Board  Interpretation
(FIN) No. 46 - Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 - Consolidated Financial Statements, in the first quarter of 2003, the Company consolidated a special purpose trust (Trust) and recorded a note payable of $235 million. This Trust was formed in 2000 to finance the acquisition and renovation of an office building and land.

     In June 2004, the Company exercised its option to purchase this property from the Trust and repaid $99 million of the note payable. Simultaneously, the Company completed a transaction on this property with American Financial Realty Trust, a publicly-traded real estate investment trust, resulting in proceeds of $136 million, which was used to repay the remainder of the note payable, and a 20-year lease. This transaction was accounted for as a financing. The lease financing liability of $136 million will be reduced by a portion of the lease payments over the 20-year term.
     Annual maturities on long-term debt outstanding at June 30, 2004 are as follows:

--------------------------------------------------------------------------------
2004                                                               $   63
2005                                                                   60
2006                                                                   72
2007                                                                   43
2008                                                                   20
Thereafter                                                            376
--------------------------------------------------------------------------------
Total maturities                                                      634
Fair value adjustment                                                  11
-------------------------------------------------------------------------------
   Total                                                           $  645
================================================================================


9. Pension and Other Postretirement Benefits

     U.S. Trust maintains a trustee managed, noncontributory, qualified defined benefit pension plan, the U.S. Trust Corporation Employees' Retirement Plan (the Pension Plan), for the benefit of eligible U.S. Trust employees. U.S. Trust also provides certain health care and life insurance benefits for active employees and certain qualifying retired employees and their dependents.
     The following table summarizes the components of the net periodic benefit expense related to the Pension Plan and health care and life insurance benefits:


--------------------------------------------------------------------------------
                                         2004                  2003
                                    ----------------      ----------------
Three months ended                  Pension Health &      Pension Health &
   June 30,                         Plan     Life         Plan     Life
--------------------------------------------------------------------------------
Service cost and expenses           $  2     $  -         $  4     $  -
Interest cost                          4        1            4        1
Expected return on
   plan assets                        (5)       -           (6)       -
Amortization of
   prior service cost                 (1)       -            -        -
Amortization of
   net loss                            2        -            -        -
--------------------------------------------------------------------------------
Net periodic benefit expense        $  2     $  1         $  2     $  1
================================================================================

--------------------------------------------------------------------------------
                                         2004                  2003
                                    ----------------      ----------------
Six months ended                    Pension Health &      Pension Health &
   June 30,                         Plan     Life         Plan     Life
--------------------------------------------------------------------------------
Service cost and expenses           $  5     $  -         $  7     $  -
Interest cost                          8        1            9        1
Expected return on
   plan assets                       (10)       -          (12)       -
Amortization of
   prior service cost                 (2)       -            -        -
Amortization of
   net loss                            3        -            -        -
--------------------------------------------------------------------------------
Net periodic benefit expense        $  4     $  1         $  4     $  1
================================================================================


10. Comprehensive Income

     Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is presented in the following table:

--------------------------------------------------------------------------------
                                               Three                 Six
                                           Months Ended         Months Ended
                                             June 30,             June 30,
                                           2004    2003         2004    2003
--------------------------------------------------------------------------------
Net income                                $ 113   $ 126        $ 274   $ 197
Other comprehensive income (loss):
   Net gain on cash flow
     hedging instruments                      5       3            9       6
   Change in net unrealized gain
     on securities available for sale       (41)     (1)         (26)     (2)
   Foreign currency translation
     adjustment                               -       -            -       5
--------------------------------------------------------------------------------
Total comprehensive income,
   net of tax                             $  77   $ 128        $ 257   $ 206
================================================================================

11. Earnings Per Share

     Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. EPS under the basic and diluted computations are presented in the following table:

--------------------------------------------------------------------------------
                                               Three                 Six
                                           Months Ended         Months Ended
                                             June 30,             June 30,
                                           2004    2003         2004    2003
--------------------------------------------------------------------------------
Net income                                $ 113   $ 126        $ 274   $ 197
--------------------------------------------------------------------------------
Weighted-average common
   shares outstanding - basic             1,352   1,340        1,350   1,341
Common stock equivalent shares
   related to stock incentive plans          21      20           24      17
--------------------------------------------------------------------------------
Weighted-average common
   shares outstanding - diluted           1,373   1,360        1,374   1,358
================================================================================
Basic EPS:
Income from continuing operations         $ .08   $ .10        $ .20   $ .15
Loss from discontinued operations,
   net of tax                                 -       -            -       -
Net income                                $ .08   $ .10        $ .20   $ .15
--------------------------------------------------------------------------------
Diluted EPS:
Income from continuing operations         $ .08   $ .09        $ .20   $ .14
Loss from discontinued operations,
   net of tax                                 -       -            -       -
Net income                                $ .08   $ .09        $ .20   $ .14
--------------------------------------------------------------------------------

     The computation of diluted EPS excludes outstanding stock options to purchase 91 million and 110 million shares for the second quarters of 2004 and 2003, respectively, and 91 million and 114 million shares for the first halves of 2004 and 2003, respectively, because the exercise prices for those options were greater than the average market price of the common shares, and therefore the effect would be antidilutive.


12. Regulatory Requirements

     CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended (the Act).
     Under the Act, the Federal Reserve Board has established consolidated capital requirements for bank holding companies. The regulatory capital and ratios of the Company, U.S. Trust, United States Trust Company of New York (U.S. Trust NY), U.S. Trust Company, National Association (U.S. Trust NA), and Schwab Bank are presented in the following table:

--------------------------------------------------------------------------------
                                     2004                      2003
                              -----------------         -----------------
June 30,                        Amount Ratio(1)           Amount Ratio(1)
--------------------------------------------------------------------------------
Tier 1 Capital:
  Company                      $ 3,626    19.6%          $ 3,648    24.8%
  U.S. Trust                   $   675    14.5%          $   627    16.3%
  U.S. Trust NY                $   359    10.1%          $   358    11.2%
  U.S. Trust NA(2)             $   268    26.6%          $   243    39.5%
  Schwab Bank                  $   337    27.5%          $   273   123.9%
Total Capital:
  Company                      $ 3,656    19.7%          $ 3,676    25.0%
  U.S. Trust                   $   702    15.1%          $   652    16.9%
  U.S. Trust NY                $   383    10.8%          $   380    11.9%
  U.S. Trust NA(2)             $   271    26.9%          $   246    40.0%
  Schwab Bank                  $   338    27.6%          $   273   123.9%
Tier 1 Leverage:
  Company                      $ 3,626     8.0%          $ 3,648     9.1%
  U.S. Trust                   $   675     7.9%          $   627     8.9%
  U.S. Trust NY                $   359     5.6%          $   358     6.3%
  U.S. Trust NA(2)             $   268    10.7%          $   243    16.0%
  Schwab Bank                  $   337     9.2%          $   273    61.0%
--------------------------------------------------------------------------------
(1) Minimum tier 1 capital, total capital, and tier 1 leverage ratios are 4%, 8%, and 3%-5%, respectively, for bank holding companies and banks. Additionally, Schwab Bank is subject to a minimum tier 1 leverage ratio of 8% for its first three years of operations. Well-capitalized tier 1 capital, total capital, and tier 1 leverage ratios are 6%, 10%, and 5%, respectively. Each of CSC's other depository institution subsidiaries exceed the well-capitalized standards set forth by the banking regulatory authorities.
(2)  During 2003, U.S. Trust  consolidated its regional subsidiary banks located
     outside  of  New  York  and  New  Jersey  into   U.S. Trust  NA,  a  single
     nationally-chartered banking entity. Amounts and ratios for June 30, 2003 have been calculated based on this consolidation.

     Based on their respective regulatory capital ratios at June 30, 2004 and 2003, the Company, U.S. Trust, U.S. Trust NY, U.S. Trust NA, and Schwab Bank are considered well capitalized (the highest category) pursuant to Federal Reserve Board guidelines. There are no conditions or events that management believes have changed the Company's,

U.S. Trust's, U.S. Trust NY's, U.S. Trust NA's, or Schwab Bank's well-capitalized status.
     Schwab and SCM are subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule). Schwab and SCM compute net capital under the alternative method permitted by this Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. The minimum dollar requirement for both Schwab and SCM is $1 million. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement. At June 30, 2004, Schwab's net capital was $1.3 billion (13% of aggregate debit balances), which was $1.1 billion in excess of its minimum required net capital and $801 million in excess of 5% of aggregate debit balances. At June 30, 2004, SCM's net capital was $45 million, which was $44 million in excess of its minimum required net capital.


13. Commitments and Contingent Liabilities

     Guarantees: The Company provides certain indemnifications (i.e., protection against damage or loss) to counterparties in connection with the disposition of certain of its assets. Such indemnifications typically relate to title to the assets transferred, ownership of intellectual property rights (e.g., patents), accuracy of financial statements, compliance with laws and regulations, failure to pay, satisfy or discharge any liability, or to defend claims, as well as errors, omissions, and misrepresentations. These indemnification agreements have various expiration dates and the Company's liability under these agreements is generally limited to certain maximum amounts. At June 30, 2004, the Company's maximum potential liability under these indemnification agreements is limited to approximately $100 million. Additionally, the Company has guaranteed certain payments in the event of a termination of certain mutual fund sub-advisor agreements, related to the adoption of AXA Rosenberg LLC's U.S. family of mutual funds, known as the Laudus Funds. The maximum aggregate guarantee is $75 million through 2011, and $50 million thereafter. The Company does not believe that any material loss related to such indemnifications is likely and therefore the liabilities recorded for these guarantees are immaterial.
     The Company has clients that sell (i.e.,  write)  listed  option  contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company satisfies the margin requirements by arranging standby letters of credit (LOCs), in favor of the clearing houses, that are guaranteed by multiple banks. At June 30, 2004, the outstanding value of these LOCs totaled $630 million. No funds were drawn under these LOCs at June 30, 2004.
     The Company also provides guarantees to securities clearing houses and exchanges under their standard membership agreement, which requires members to guarantee the performance of other members. Under the agreement, if another member becomes unable to satisfy its obligations to the clearing houses and exchanges, other members would be required to meet shortfalls. The Company's liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these arrangements is remote. Accordingly, no liability has been recognized for these transactions.

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


14. Financial Instruments Subject to Market Risk

     Interest rate swaps: As part of its consolidated asset and liability management process, the Company utilizes interest rate swap agreements (Swaps) to manage interest rate risk.
     U.S. Trust uses LIBOR-based Swaps to hedge the interest rate risk associated with its variable rate deposits from banking clients. The Swaps are structured for U.S. Trust to receive a variable rate of interest and pay a fixed rate of interest.

     Information on these Swaps is summarized in the following table:

--------------------------------------------------------------------------------
                                                 June 30,        December 31,
                                                   2004              2003
--------------------------------------------------------------------------------
Notional principal amount (in millions)         $   450            $  705
Weighted-average variable interest rate           1.32%             1.17%
Weighted-average fixed interest rate              6.80%             6.41%
Weighted-average maturity (in years)                 .9               1.0
--------------------------------------------------------------------------------

     At June 30, 2004, Swaps with a combined notional amount of $125 million were designated as cash flow hedges under SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities with changes in their fair values primarily recorded in other comprehensive income (loss), a component of stockholders' equity.
     Due to a divergence between LIBOR rates and the variable rate paid on banking client deposits, the remaining Swaps with a combined notional amount of $325 million were de-designated as cash flow hedges for accounting purposes in the second quarter of 2004. Changes in fair value of these Swaps, which were immaterial for the second quarter of 2004, are recorded in interest expense. These Swaps mature over the remainder of 2004 and will not have a material impact on the Company's financial position, results of operations, EPS, or cash flows.
     At June 30, 2004 and December 31, 2003, U.S. Trust recorded a derivative liability of $16 million and $33 million, respectively, for all U.S. Trust Swaps. Based on current interest rate assumptions and assuming no additional Swap agreements are entered into, U.S. Trust expects to reclassify approximately $13 million, or $8 million after tax, from other comprehensive loss to interest expense over the next twelve months.
     CSC uses Swaps to effectively convert the interest rate characteristics of a portion of its Medium-Term Notes from fixed to variable. These Swaps are structured for CSC to receive a fixed rate of interest and pay a variable rate of interest based on the three-month LIBOR rate. The variable interest rates reset every three months.
     Information on these Swaps is summarized in the following table:

--------------------------------------------------------------------------------
                                                 June 30,        December 31,
                                                   2004              2003
--------------------------------------------------------------------------------
Notional principal amount (in millions)          $  293            $  293
Weighted-average variable interest rate           3.76%             3.62%
Weighted-average fixed interest rate              7.57%             7.57%
Weighted-average maturity (in years)                4.8               5.3
--------------------------------------------------------------------------------

     These Swaps have been designated as fair value hedges under SFAS No. 133, and are recorded on the Condensed Consolidated Balance Sheet. Changes in the fair value of the Swaps are completely offset by changes in fair value of the hedged Medium-Term Notes. Therefore, there is no effect on net income. At June 30, 2004 and December 31, 2003, CSC recorded a derivative asset of $11 million and $19 million, respectively, for these Swaps. Concurrently, the carrying value of the Medium-Term Notes was increased by $11 million and $19 million, at June 30, 2004 and December 31, 2003, respectively.


15. Segment Information

     The Company structures its segments according to its various types of clients and the services provided to those clients. These segments have been aggregated, based on similarities in economic characteristics, types of clients, services provided, distribution channels, and regulatory environment, into four reportable segments - Individual Investor, Institutional Investor, Capital Markets, and U.S. Trust.
     In the first quarter of 2004, the Company changed its methodology for the computation of its segment information. The new methodology utilizes an activity-based costing model to allocate traditional income statement line item expenses (e.g., compensation and benefits, depreciation, and professional services) to the business activities driving segment expenses (e.g., client service, opening new accounts, or business development). Previously-reported segment information has been revised to reflect this new methodology. Previously, except for the U.S. Trust segment, for which expenses were directly incurred, technology, corporate, and general administrative expenses were allocated to the remaining segments generally in proportion to either their respective revenues or average full-time equivalent employees.
     The Company periodically reallocates certain revenues and expenses among the segments to align them with changes in the Company's organizational structure. Previously-reported segment information has been revised to reflect changes during the year in the Company's internal organization. The Company evaluates the performance of its segments based on adjusted operating income before taxes (a non-GAAP income measure), which excludes items such as restructuring charges, acquisition- and merger-related charges, impairment charges, discontinued operations, and extraordinary items. Intersegment revenues are not material and are therefore not disclosed. Total revenues, income from continuing operations before taxes on income, and net income are equal to the amounts as reported on the Condensed Consolidated Statement of Income.

     Financial information for the Company's reportable segments is presented in the following table:

--------------------------------------------------------------------------------
                                               Three                 Six
                                           Months Ended         Months Ended
                                             June 30,             June 30,
                                           2004    2003         2004    2003
--------------------------------------------------------------------------------
Revenues:
Individual Investor                      $  609  $  591       $1,287  $1,106
Institutional Investor                      223     203          454     393
Capital Markets                              75      55          164      91
U.S. Trust                                  194     153          375     302
Unallocated                                  11      16           22      26
--------------------------------------------------------------------------------
  Total                                  $1,112  $1,018       $2,302  $1,918
================================================================================
Adjusted operating income
  before taxes:
Individual Investor                      $   98  $  116       $  263  $  155
Institutional Investor                       66      77          137     145
Capital Markets                               1       2            3      (8)
U.S. Trust (1)                               11       5           17      19
Unallocated                                   5       6            8      (3)
--------------------------------------------------------------------------------
  Adjusted operating income
    before taxes                            181     206          428     308
  Excluded items (2)                         (2)    (24)          (2)    (29)
--------------------------------------------------------------------------------
Income from continuing
  operations before taxes on
  income                                    179     182          426     279
Taxes on income                             (66)    (56)        (152)    (79)
Loss from discontinued operations,
  net of tax (3)                              -       -            -      (3)
--------------------------------------------------------------------------------
Net Income                               $  113  $  126       $  274  $  197
================================================================================
(1) In accordance with the Company's new cost allocation methodology, amounts include costs ($14 million and $18 million in the second quarter of 2004 and 2003, respectively, and $29 million and $30 million in the first half of 2004 and 2003, respectively) allocated to U.S. Trust.
(2) Includes restructuring charges of $2 million for the second quarter and first half of 2004, and $24 million for the second quarter and first half of 2003. Also includes an impairment charge of $5 million related to the Company's investment in its U.K. market-making operation for the first half of 2003 (see note "5 - Business Acquisitions and Divestiture").
(3) Represents the impact of the Company's sale of its U.K. brokerage subsidiary, which was previously included in the Individual Investor segment (see note "1 - Basis of Presentation").


16. Supplemental Cash Flow Information

     Certain information affecting the cash flows of the Company is presented in the following table:

--------------------------------------------------------------------------------
                                                                     Six
                                                                Months Ended
                                                                  June 30,
                                                                2004    2003
--------------------------------------------------------------------------------
Income taxes paid                                              $ 137   $  93
--------------------------------------------------------------------------------
Interest paid:
  Deposits from banking clients                                $  52   $  44
  Brokerage client cash balances                                  30      48
  Long-term debt                                                  16      20
  Short-term borrowings                                            2       8
  Other                                                            5       9
--------------------------------------------------------------------------------
Total interest paid                                            $ 105   $ 129
================================================================================
Non-cash investing and financing activities:
  Consolidation of special purpose trust: (1)
   Building and land                                               -   $ 229
   Note payable and other liabilities                              -   $ 228
  Common stock and options issued
   for purchase of businesses                                  $   3   $   4
--------------------------------------------------------------------------------
(1) Upon adoption of FIN No. 46 in the first quarter of 2003, the Company consolidated a special purpose trust (see note "8 - Long-term Debt").


17. Subsequent Events

     In July 2004, as part of phase one of the cost reduction effort, the Company initiated the consolidation of 38 branch offices into nearby locations, the closure of 15 additional offices, and the streamlining of its technology organization. The Company expects to record a restructuring charge in the third quarter of 2004 to reflect these actions.
     During the last week of July 2004, CSC repurchased and recorded as treasury stock a total of 3 million shares of its common stock for $26 million. As of July 30, 2004, authorization granted by CSC's Board of Directors allows for future repurchases of up to $292 million.

                         THE CHARLES SCHWAB CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             Description of Business

     Overview: Mixed securities market returns, continuing geopolitical uncertainties, and concerns about rising interest rates all weighed on client engagement during much of the second quarter of 2004. Client daily average revenue trades declined by 20% from the first quarter of 2004, and were comparable to the year-ago level. The sharp downturn in trading activity was the primary cause of the 26% decline in the Company's trading revenues from the first quarter of 2004. Although client trading activity decreased, the Company's non-trading revenues - asset management and administration fees, net interest revenue, and other revenues - reached a record level in the second quarter of 2004, as the Company continued its focus on building stronger client relationships and diversifying its sources of revenues. Net new client assets of $6.7 billion for the second quarter of 2004 were comparable to the year-ago level, despite a $6.0 billion outflow in June relating to a mutual fund clearing client. Additionally, assets in client accounts were $998.3 billion at June 30, 2004, an increase of $153.6 billion, or 18%, from a year ago.
     The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) provide securities brokerage, banking, and related financial services for 7.5 million active client accounts(a). Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 336 domestic branch offices in 48 states, as well as a branch in the Commonwealth of Puerto Rico. For further discussion on the branch offices, see Description of Business - Restructuring. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services with 38 offices in 15 states. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, Schwab Capital Markets L.P. (SCM), a market maker in Nasdaq, exchange-listed, and other securities providing trade execution services primarily to broker-dealers and institutional clients, CyberTrader, Inc., an electronic trading technology and brokerage firm providing services to highly active, online traders, and Charles Schwab Bank, N.A. (Schwab Bank), a retail bank which commenced operations in the second quarter of 2003.
     The  Company  provides  financial  services to  individuals,  institutional clients, and broker-dealers through four segments - Individual Investor, Institutional Investor, Capital Markets, and U.S. Trust. The Individual Investor segment includes the Company's retail brokerage and banking operations. The Institutional Investor segment provides custodial, trading and support services to independent investment advisors (IAs), serves company 401(k) plan sponsors and third-party administrators, and supports company stock option plans. The Capital Markets segment provides trade execution services in Nasdaq, exchange-listed, and other securities primarily to broker-dealers, including Schwab, and institutional clients. The U.S. Trust segment provides investment, wealth management, custody, fiduciary, and private banking services to individual and institutional clients.
     Management   of  the  Company   focuses  on  several  key   financial   and
non-financial metrics (as shown in the following table) in evaluating the Company's financial position and operating performance:

--------------------------------------------------------------------------------
                                           Three Months          Six Months
                                              Ended                Ended
                                             June 30,             June 30,
Key Metrics                                2004    2003         2004    2003
--------------------------------------------------------------------------------
Client Activity Metrics:
Net new client assets (in billions) (1)  $  6.7  $  6.5       $ 20.5  $ 20.7
   Percent change                            3%                  (1%)
Client assets
   (in billions, at period end)          $998.3  $844.7
   Percent change                           18%
Daily average revenue trades
   (in thousands)                         142.2   141.0        160.1   128.0
   Percent change                            1%                  25%
Company Financial Metrics:
Revenue growth (decline) from
   prior year's period                       9%     (2%)         20%     (8%)
After-tax profit margin                   10.2%   12.3%        11.9%   10.2%
Return on stockholders' equity              10%     12%          12%     10%
Net income growth (decline) from
   prior year's period                     (10%)    29%          39%      3%
Revenue per average full-time
   equivalent employee
   (annualized, in thousands)            $  263  $  250       $  274  $  233
   Percent change                            5%                  18%
--------------------------------------------------------------------------------
(1) Includes an individual outflow of $6.0 billion in the second quarter and first half of 2004 related to a mutual fund clearing client.

     Management continues to believe that the key to sustaining and improving the Company's competitive position will be its ability to combine people and technology in ways that provide investors with the access, information, guidance, advice and control they expect - as well as high-quality service - all at a lower cost than traditional providers of financial services.
-------------------------------
(a)  Accounts with balances or activity within the preceding eight months.

     Business Strategy: The Company's primary strategy is to meet the financial services needs of individual investors and independent IAs. To sustain and advance this core franchise, the Company remains focused on improving service for these clients and building stronger relationships with them. The Company provides investors and IAs with products and services that are tailored to (a) support a full spectrum of investment styles and life stages, and (b) utilize its scale in trading, operations, distribution and marketing.
     For further discussion of the Company's business strategy, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Description of Business - Business Strategy" in the Company's 2003 Annual Report to Stockholders, which is filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2003. See also Item 1 - Business - Narrative Description of Business - Business Strategy in the Company's Form 10-K for the year ended December 31, 2003. Significant recent developments relating to the Company's main avenues for growth include:

Product Expansion: During the second quarter of 2004, the Company launched the PortfolioCenter Relationship Manager(TM), a contact management and office workflow automation system designed to assist IAs in strengthening client and prospect relationships.
     For clients interested in fixed income securities, the Company introduced Standard & Poor's Ratings Xpress(TM), a tool designed to provide in-depth information on a bond's credit rating, including credit profiles of bond issuers, the rationale behind upgrades and downgrades, analysts' outlooks, and recent news reports.

Service/Offer Expansion: In the second quarter of 2004, the Company lowered online equity trade commissions for many clients, including both individual investors and clients of IAs. Among the changes for individual investors, the Company introduced a flat $14.95 commission rate for clients who make at least 30 equity or option trades in a quarter, and a flat $9.95 commission rate for online equity trades made by clients who have more than $1 million in assets at Schwab. For most clients of IAs, the Company introduced $19.95 pricing for online equity trades, and it also extended the flat $9.95 commission rate to clients of IAs who have more than $1 million in assets custodied at Schwab.

     Restructuring: In the second quarter of 2004, the Company announced a firm-wide cost reduction effort designed to mitigate the financial impact of its recent pricing changes and to strengthen its productivity and efficiency. This effort will consist of two phases, with phase one focusing on the elimination of work that is not essential to meeting client service standards or the Company's ongoing operating needs. The Company currently estimates that phase one will result in the identification and implementation of approximately $175 million to $225 million in annualized cost savings by the end of 2004, with the full benefit of these savings realized in 2005.
     During the second quarter of 2004, the Company implemented the first element of phase one - the reallocation of certain client service functions from its Orlando regional telephone service center to other centers. In addition, during July the Company initiated the consolidation of 38 branch offices into nearby locations, the closure of 15 additional offices, and the streamlining of its technology organization. All together, these actions will result in a total of approximately 500 mandatory staff reductions. The Company expects that its phase one efforts will result in an additional 400 to 600 mandatory staff reductions by the end of 2004, and that its headcount will decline further through ongoing attrition and reduced usage of temporary staff and contractors.
     Phase two of the cost reduction effort will focus on reengineering work processes to maximize productivity, minimizing organizational complexity through functional streamlining, and addressing business unit performance across the Company. Management estimates that this phase will extend through the remainder of 2004 and into 2005 - targeted expense savings and timing have not yet been established.
     The Company recorded pre-tax restructuring charges of $4 million in the second quarter of 2004, reflecting severance costs for approximately 250 employees, including the workforce reduction in Orlando. Although the workforce decisions for the Orlando center were made and communicated during the second quarter, the accounting treatment of these decisions will continue into the third quarter, with a charge of approximately $6 million. Additionally, charges associated with the branch actions and the streamlining of the technology organization will be approximately $25 million. Total restructuring charges associated with the remainder of phase one have not yet been determined as the Company continues to identify and refine its plans and estimates.
     The Company's 2003, 2002, and 2001 restructuring initiatives included workforce reductions, reductions in operating facilities, the removal of certain systems hardware, software, and equipment from service, and the withdrawal from certain international operations. Related to these restructuring initiatives, the Company recorded a pre-tax restructuring credit of $2 million in the second quarter and first half of 2004 and pre-tax restructuring charges of $24 million in the second quarter and first half of 2003, both primarily due to changes in estimates of sublease income associated with previously announced efforts to sublease excess facilities.
     As of June 30, 2004, the remaining facilities restructuring reserve of $166 million is net of estimated future sublease income of approximately $300 million. This estimated future sublease income amount is determined based upon a number of factors, including current and expected commercial real estate lease rates in the respective properties' real estate markets, and estimated vacancy periods prior to execution of tenant subleases. At June 30, 2004, approximately 90% of the total square footage targeted for sublease under the restructuring initiatives has been subleased, up from approximately 65% at December 31, 2003. The increase in subleased square footage is primarily due to the subleasing of certain property in New Jersey to a real estate investment trust in the second quarter of 2004.
     For further information on the Company's restructuring initiatives, see note "4 - Restructuring" in the Notes to Condensed Consolidated Financial Statements.

     Regulatory Developments: As disclosed previously, the Company has been responding to inquiries and subpoenas from federal and state authorities relating to circumstances in which a small number of parties were permitted to engage in short-term trading of certain Excelsior(R) Funds through U.S. Trust. In addition, the Company has responded to regulatory inquiries focusing on a small percentage of trades through Schwab's Mutual Fund MarketPlace(R) service that were received from the client prior to market close, but were modified shortly after market close, in each case after employees contacted the client when Schwab's computer systems rejected the trades as originally submitted. The Company's internal review found no evidence of any intention on the part of Schwab employees to circumvent rules or policies, no evidence of arrangements with Schwab clients to permit late trading or market timing through the Mutual Fund MarketPlace, and no evidence of trading activity by clients or employees to take advantage of post-market close information.
     Although the Company is unable to predict the ultimate outcome of these matters, any enforcement actions instituted as a result of the investigations may subject the Company to fines, penalties or other administrative remedies. The Company is cooperating with regulators, and has taken steps to enhance its existing policies and procedures to further discourage, detect, and prevent market timing and late trading.
     Lawsuits have been filed against the Company and U.S. Trust and affiliates alleging breaches of duties and violations of law with respect to these matters. See Part II - Other Information, Item 1 - Legal Proceedings.


                                Subsequent Event

     Effective July 20, 2004, the Company's Board of Directors appointed Charles
R. Schwab as Chief Executive Officer, replacing David S. Pottruck. Mr. Schwab will continue to serve as Chairman of the Board of Directors.


                                 Risk Management

     For discussion on the Company's principal risks and some of the policies and procedures for risk identification, assessment, and mitigation, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management" in the Company's 2003 Annual Report to Stockholders, which is filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2003. See Liquidity and Capital Resources of this report for a discussion on liquidity risk; and see Item 3 - Quantitative and Qualitative Disclosures About Market Risk for additional information relating to market risk.
     The Company continually evaluates and considers a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, services, and other assets. Any such transaction could have a material impact on the Company's financial position, results of operations, earnings per share (EPS), or cash flows. Currently, the Company is considering strategic alternatives (e.g., retention, full or partial divestiture, outsourcing, etc.) for its Schwab SoundView Capital Markets operations. No decisions have been made at this time.
     Given the nature of the Company's revenues, expenses, and risk profile, the Company's earnings and CSC's common stock price have been and may continue to be subject to significant volatility from period to period. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period. Risk is inherent in the Company's business. Consequently, despite the Company's attempts to identify areas of risk, oversee operational areas involving risk, and implement policies and procedures designed to mitigate risk, there can be no assurance that the Company will not suffer unexpected losses due to operating or other risks.


                           Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management's beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company's senior management. These statements relate to, among other things, the Company's ability to pursue its business strategy and the Company's ability to sustain and improve its competitive position (see Description of Business - Business Strategy); the impact of the firm-wide cost reduction effort on the Company's results of operations (see Description of Business - Restructuring); the outcome of pending regulatory investigations (see Description of Business - Regulatory Developments); the potential impact of future strategic transactions (see Risk Management); the impact of commission pricing reductions on the Company's results of operations (see Revenues - Commissions); sources of liquidity and capital (see Liquidity and Capital Resources - Liquidity); the Company's cash position and cash flows (see Liquidity and Capital Resources - Cash and Capital Resources); and contingent liabilities (see Part II - Other Information, Item 1
- Legal Proceedings). Achievement of the expressed beliefs, objectives, and expectations described in these statements is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed beliefs, objectives, and expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q or, in the case of documents incorporated by reference, as of the date of those documents.
     Important factors that may cause such differences are noted in this interim report and include, but are not limited to: the Company's success in building fee-based relationships with its clients; the effect of client trading patterns on Company revenues and earnings; changes in revenues and profit margin due to cyclical securities markets and fluctuations in interest rates; the level and continuing volatility of equity prices; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices, trading volumes, and investor confidence; the Company's ability to recognize the expected benefits of acquisitions or dispositions; geopolitical developments affecting the securities markets, the economy, and investor sentiment; the size and number of the Company's insurance claims; and a significant decline in the real estate market, including the Company's ability to sublease certain properties. Other more general factors that may cause such differences include, but are not limited to: the Company's inability to attract and retain key personnel; the timing and impact of changes in the Company's level of investments in personnel, technology, or advertising; changes in technology; computer system failures and security breaches; evolving legislation, regulation and changing industry practices adversely affecting the Company; adverse results of litigation or regulatory matters; the inability to obtain external financing at acceptable rates; the effects of competitors' pricing, product and service decisions; and intensified industry competition and consolidation.


                          Critical Accounting Policies

     Certain of the Company's accounting policies that involve a higher degree of judgment and complexity are discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition - Critical Accounting Policies" in the Company's 2003 Annual Report to Stockholders, which is filed as
Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2003. There have been no material changes to these critical accounting policies during the first half of 2004.


               Three Months Ended June 30, 2004 Compared To Three
                           Months Ended June 30, 2003

     All references to EPS information in this report reflect diluted EPS unless otherwise noted.


FINANCIAL OVERVIEW

     Total revenues for the second quarter of 2004 were $1.1 billion, up $94 million, or 9%, from the second quarter of 2003. The Company's non-trading revenues, which include asset management and administration fees, interest revenue net of interest expense (referred to as net interest revenue), and other revenues, increased 19% in the second quarter of 2004, compared to the year-ago level. The increase in non-trading revenues was largely due to increases in asset management and administration fees, resulting primarily from higher levels of client assets and higher asset-based fees from certain client relationships, and net interest revenue, resulting primarily from higher levels of interest-earning assets. The Company's trading revenues, which include commissions and principal transaction revenues, decreased 8% from the second quarter of 2003, primarily due to lower average revenue earned per revenue trade.
     Total expenses excluding interest during the second quarter of 2004 were $933 million, up 12% from the second quarter of 2003. This increase was primarily due to higher compensation and benefits expense, as well as increases in professional services and advertising and market development expense.
     Income from continuing operations before taxes on income was $179 million for the second quarter of 2004, down 2% from the second quarter of 2003. This decrease was primarily due to the combination of factors discussed separately above. Net income for the second quarter of 2004 was $113 million, or $.08 per share, down 10% from the second quarter of 2003. The decrease in net income was primarily due to a tax benefit in 2003 related to the Company's merger with U.S. Trust, as well as lower income from continuing operations before taxes on income as discussed above. The Company's after-tax profit margin for the second quarter of 2004 was 10.2%, down from 12.3% for the second quarter of 2003. The annualized return on stockholders' equity for the second quarter of 2004 was 10%, down from 12% for the second quarter of 2003.

Segment Information: In evaluating the Company's financial performance, management uses adjusted operating income, a non-generally accepted accounting principles (non-GAAP) income measure which excludes items described in the following paragraph. Management believes that adjusted operating income is a useful indicator of the ongoing financial performance of the Company's segments, and a tool that can provide meaningful insight into financial performance without the effects of certain material items that are not expected to be an ongoing part of operations (e.g., extraordinary items, non-operating revenues, restructuring charges, impairment charges, acquisition- and merger-related charges, and discontinued operations).
     In the second quarter of 2004, net income of $113 million included $1 million of after-tax restructuring charges. In the second quarter of 2003, net income of $126 million included the following items which in total had the effect of decreasing after-tax income by $4 million: $15 million of after-tax restructuring charges and an $11 million tax benefit associated with the Company's merger with U.S. Trust.
     As detailed in note "15 - Segment Information" in the Notes to Condensed Consolidated Financial Statements, adjusted operating income before taxes was $181 million for the second quarter of 2004, down $25 million, or 12%, from the second quarter of 2003 primarily due to decreases of $18 million, or 16%, in the Individual Investor segment and $11 million, or 14%, in the Institutional Investor segment, partially offset by an increase of $6 million, or 120%, in the U.S. Trust segment. The decrease in the Individual Investor segment was due to growth in expenses outpacing growth in revenues primarily as a result of lower average revenue earned per revenue trade. The decrease in the Institutional Investor segment was due to growth in expenses outpacing growth in revenues primarily as a result of higher client acquisition and servicing costs. The increase in the U.S. Trust segment was due to revenue growth outpacing expense growth primarily related to the integration of State Street Corporation's Private Asset Management group (PAM) acquisition.

Discontinued Operations: On January 31, 2003, the Company sold its U.K. brokerage subsidiary, Charles Schwab Europe (CSE), to Barclays PLC. The results of CSE's operations have been summarized as loss from discontinued operations, net of tax, on the Condensed Consolidated Statement of Income.


REVENUES

     The Company categorizes its revenues as either non-trading or trading. As shown in the following table (in millions), non-trading and total revenues increased, while trading revenues decreased, in the second quarter of 2004 from the second quarter of 2003.

--------------------------------------------------------------------------------
                                                    Three Months
                                                       Ended
                                                      June 30,       Percent
Composition of Revenues                             2004    2003      Change
--------------------------------------------------------------------------------
Non-trading revenues:
Asset management and
   administration fees                            $  514  $  445        16%
Net interest revenue                                 224     180        24
Other                                                 48      37        30
--------------------------------------------------------------------------------
    Total non-trading revenues                       786     662        19
--------------------------------------------------------------------------------
Trading revenues:
Commissions                                          286     313        (9)
Principal transactions                                40      43        (7)
--------------------------------------------------------------------------------
    Total trading revenues                           326     356        (8)
--------------------------------------------------------------------------------
Total                                             $1,112  $1,018         9%
================================================================================
Percentage of total revenues:
Non-trading revenues                                 71%     65%
Trading revenues                                     29%     35%
--------------------------------------------------------------------------------

     While the Individual Investor and Institutional Investor segments generate both non-trading and trading revenues, the Capital Markets segment generates primarily trading revenues and the U.S. Trust segment generates primarily non-trading revenues. Revenues by segment are as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                    Three Months
                                                       Ended
                                                      June 30,       Percent
Revenues by Segment                                 2004    2003     Change
--------------------------------------------------------------------------------
Individual Investor                               $  609  $  591         3%
Institutional Investor                               223     203        10
Capital Markets                                       75      55        36
U.S. Trust                                           194     153        27
Unallocated                                           11      16       (31)
--------------------------------------------------------------------------------
   Total revenues                                 $1,112  $1,018         9%
================================================================================

     The increases in revenues in the Individual and Institutional Investor segments from the second quarter of 2003 were primarily due to higher levels of client assets. The increase in revenues in the Capital Markets segment was primarily due to growth in the Company's institutional trading business. The increase in the U.S. Trust segment was primarily due to the acquisition of PAM and higher levels of client assets. See note "15 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.

Asset Management and Administration Fees

     Asset management and administration fees, as shown in the table below (in millions), include mutual fund service fees, as well as fees for other asset-based financial services provided to individual and institutional clients.

--------------------------------------------------------------------------------
                                                    Three Months
                                                       Ended
                                                      June 30,       Percent
Asset Management and Administration Fees            2004    2003     Change
--------------------------------------------------------------------------------
Mutual fund service fees:
   Proprietary funds (SchwabFunds(R),
     Excelsior(R), and other)                     $  216  $  223        (3%)
   Mutual Fund OneSource(R)                           93      65        43
   Other                                              15      13        15
Asset management and related services                190     144        32
--------------------------------------------------------------------------------
   Total                                          $  514  $  445        16%
================================================================================

     The increase in asset management and administration fees from the second quarter of 2003 was primarily due to higher levels of client assets and higher asset-based fees from certain client relationships, including increases in average assets in and service fees earned on Schwab's Mutual Fund OneSource service.

Commissions

     The Company earns commission revenues, as shown in the following table (in millions), by executing client trades.

--------------------------------------------------------------------------------
                                                    Three Months
                                                       Ended
                                                      June 30,       Percent
Commissions                                         2004    2003     Change
--------------------------------------------------------------------------------
Equity and other securities                       $  234  $  262       (11%)
Mutual funds                                          29      27         7
Options                                               23      24        (4)
--------------------------------------------------------------------------------
   Total                                          $  286  $  313        (9%)
================================================================================

     The decrease in commission revenues from the second quarter of 2003 was primarily due to lower average revenue earned per revenue trade as discussed below.
     In the second quarter of 2004, the Company significantly reduced commission pricing for online equity trades and lowered commissions for a wide range of additional clients. The Company estimates that these pricing changes will reduce commission revenues by approximately $150 million, depending on actual client trading patterns, over the twelve months beginning July 2004. Concurrent with these pricing changes, the Company announced a firm-wide cost reduction effort designed to mitigate the financial impact of these pricing changes and to strengthen the Company's productivity and efficiency. See Financial Overview - Restructuring.
     Commission revenues include $44 million in the second quarter of 2004 and $27 million in the second quarter of 2003 related to Schwab's institutional trading business. This $17 million, or 63%, increase in revenues was primarily due to the Company's expanded institutional equities trading business. Additionally, commission revenues include $16 million in the second quarter of 2004 and $18 million in the second quarter of 2003 related to certain securities serviced by Schwab's fixed income division, including exchange-traded unit investment trusts, real estate investment trusts, and corporate debt. Schwab's fixed income division also generates principal transaction revenues.
     As shown in the following table, average revenue earned per revenue trade decreased 8% while daily average revenue trades executed by the Company increased 1% in the second quarter of 2004.

--------------------------------------------------------------------------------
                                                    Three Months
                                                       Ended
                                                      June 30,       Percent
Trading Activity                                    2004    2003     Change
--------------------------------------------------------------------------------
Daily average revenue trades
   (in thousands) (1)                              142.2    141.0       1%
Accounts that traded (in thousands)                1,233    1,222       1
Average revenue trades
   per account that traded                           7.2      7.3      (1)
Trading frequency proxy (2)                          3.3      3.9     (15)
Number of trading days (3)                          62.0     63.0      (2)
Average revenue earned
   per revenue trade                              $34.87   $37.73      (8)
Online trades as a percentage of
   total trades                                      89%      87%
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

     The Company continually monitors its pricing in relation to competitors and periodically adjusts prices to enhance its competitive position, as well as to attract and retain clients. The Company continues to actively evaluate commission rates and fee structures for certain clients.

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

--------------------------------------------------------------------------------
                                                    Three Months
                                                       Ended
                                                      June 30,       Percent
                                                    2004    2003     Change
--------------------------------------------------------------------------------
Interest Revenue:
Margin loans to clients                           $  107  $   84        27%
Investments, client-related                           62      76       (18)
Loans to banking clients                              66      56        18
Securities available for sale                         33      19        74
Other                                                  8       9       (11)
--------------------------------------------------------------------------------
   Total                                             276     244        13
--------------------------------------------------------------------------------
Interest Expense:
Deposits from banking clients                         23      22         5
Brokerage client cash balances                        15      24       (38)
Long-term debt                                         8       9       (11)
Short-term borrowings                                  3       4       (25)
Other                                                  3       5       (40)
--------------------------------------------------------------------------------
   Total                                              52      64       (19)
--------------------------------------------------------------------------------
Net interest revenue                              $  224  $  180        24%
================================================================================

     Client-related daily average balances, interest rates, and average net interest spread for the second quarters of 2004 and 2003 are summarized in the following table (in millions):

 -------------------------------------------------------------------------------
                                                          Three Months
                                                             Ended
                                                            June 30,
                                                         2004      2003
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Investments (client-related):
  Average balance outstanding                         $20,567   $22,108
  Average interest rate                                 1.20%     1.38%
Margin loans to clients:
  Average balance outstanding                         $ 9,177   $ 6,581
  Average interest rate                                 4.70%     5.11%
Loans to banking clients:
  Average balance outstanding                         $ 6,335   $ 4,746
  Average interest rate                                 4.14%     4.75%
Securities available for sale:
  Average balance outstanding                         $ 4,000   $ 1,694
  Average interest rate                                 3.36%     4.40%
Average yield on interest-earning assets                2.73%     2.68%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                         $23,980   $23,039
  Average interest rate                                  .25%      .40%
Interest-bearing banking deposits:
  Average balance outstanding                         $ 8,858   $ 4,630
  Average interest rate                                 1.04%     1.97%
Other interest-bearing sources:
  Average balance outstanding                         $ 2,874   $ 2,668
  Average interest rate                                  .97%     1.17%
Average noninterest-bearing portion                   $ 4,367   $ 4,792
Average interest rate on funding sources                 .45%      .61%
Summary:
  Average yield on interest-earning assets              2.73%     2.68%
  Average interest rate on funding sources               .45%      .61%
--------------------------------------------------------------------------------
Average net interest spread                             2.28%     2.07%
================================================================================

     The increase in net interest revenue from the second quarter of 2003 was primarily due to changes in the composition of interest-earning assets, including increases in margin loan balances and securities available for sale. In addition, interest rates on funding sources also declined due to changes in the interest rate environment.

Principal Transactions

     Principal transaction revenues, as shown in the following table (in millions), are primarily comprised of revenues from client fixed income securities trading activity, and net gains from market-making activities in equity securities.

--------------------------------------------------------------------------------
                                                    Three Months
                                                       Ended
                                                      June 30,       Percent
Principal Transactions                              2004    2003     Change
--------------------------------------------------------------------------------
Fixed income securities                           $   22  $   24        (8%)
Equity securities                                     18      19        (5)
--------------------------------------------------------------------------------
   Total                                          $   40  $   43        (7%)
================================================================================

Other Revenues

     Other revenues for the second quarter of 2004 were $48 million, up $11 million, or 30%, from the second quarter of 2003, due to the termination of a servicing agreement, which resulted in the recognition of deferred revenue for prior payments received from the counterparty.


EXPENSES EXCLUDING INTEREST

     As shown in the table below (in millions), total expenses excluding interest increased in the second quarter of 2004 primarily due to higher levels of compensation and benefits expense, professional services, and advertising and market development expense, partially offset by lower levels of restructuring charges.

--------------------------------------------------------------------------------
                                                    Three Months
                                                       Ended
Composition of Expenses,                              June 30,       Percent
   Excluding Interest                               2004    2003     Change
--------------------------------------------------------------------------------
Compensation and benefits                         $  533  $  449        19%
Occupancy and equipment                              104     111        (6)
Depreciation and amortization                         55      71       (23)
Communications                                        61      58         5
Professional services                                 63      44        43
Advertising and market development                    47      21       124
Commissions, clearance and floor brokerage            21      20         5
Restructuring charges                                  2      24       (92)
Other                                                 47      38        24
--------------------------------------------------------------------------------
   Total                                          $  933  $  836        12%
================================================================================
Expenses as a percentage of total revenues:
   Total expenses, excluding interest                84%     82%
   Compensation and benefits                         48%     44%
   Advertising and market development                 4%      2%
--------------------------------------------------------------------------------

Compensation and Benefits

     The increase in compensation and benefits expense from the second quarter of 2003 was primarily due to higher levels of incentive compensation, discretionary bonuses to employees, employee benefits, and costs associated with employees from acquisitions. The following table shows a comparison of certain compensation and benefits components and employee data (in millions, except as noted):

--------------------------------------------------------------------------------
                                                    Three Months
                                                       Ended
                                                      June 30,       Percent
Compensation and Benefits                           2004    2003     Change
--------------------------------------------------------------------------------
Salaries and wages                                $  330  $  299        10%
Incentive and variable compensation                  120      86        40
Employee benefits and other                           83      64        30
--------------------------------------------------------------------------------
   Total                                          $  533  $  449        19%
================================================================================

Full-time equivalent employees
   (at end of quarter, in thousands) (1)            16.7    16.1         4%
--------------------------------------------------------------------------------
(1) Includes full-time, part-time and temporary employees, and persons employed on a contract basis.

     Employee benefits and other expenses increased from the second quarter of 2003 primarily due to the restoration of the Company's 401(k) employee contribution match, which was suspended in 2003 (except for a discretionary award to certain non-officer employees made in the fourth quarter of 2003).

Expenses Excluding Compensation and Benefits

     The increase in professional services expense from the second quarter of 2003 was primarily due to higher levels of consulting fees in several areas, including new and expanded products and services, and information technology projects. The increase in advertising and market development expense from the second quarter of 2003 was primarily due to the Company's increased print and other media spending.

Taxes on Income

     The Company's effective income tax rate was 36.9% for the second quarter of 2004, compared to a tax rate of 30.8% for the second quarter of 2003. The increase was primarily due to a tax benefit in the second quarter of 2003 related to the Company's merger with U.S. Trust.

                 Six Months Ended June 30, 2004 Compared To Six
                           Months Ended June 30, 2003


FINANCIAL OVERVIEW

     Total revenues for the first half of 2004 were $2.3 billion, up $384 million, or 20%, from the first half of 2003. The Company's non-trading revenues increased 19% in the first half of 2004 compared to the year-ago level primarily due to the factors described in the comparison between the three-month periods. The Company's trading revenues increased 22% from the first half of 2003, primarily due to higher client trading activity.
     Total expenses excluding interest during the first half of 2004 were $1.9 billion, up 14% from the first half of 2003. This increase was primarily due to the factors described in the comparison between the three-month periods.
     Income from continuing operations before taxes on income was $426 million for the first half of 2004, up 53% from the first half of 2003. This increase was primarily due to the combination of factors discussed separately above - higher revenues, partially offset by increases in compensation and benefits expense, professional services, and advertising and market development expense. Net income for the first half of 2004 was $274 million, or $.20 per share, up 39% from the first half of 2003. The increase in net income was primarily due to higher income from continuing operations before taxes on income as discussed above. The Company's after-tax profit margin for the first half of 2004 was 11.9%, up from 10.2% for the first half of 2003. The annualized return on stockholders' equity for the first half of 2004 was 12%, up from 10% for the first half of 2003.

Segment Information: In the first half of 2004, net income of $274 million included $1 million of after-tax restructuring charges. In the first half of 2003, net income of $197 million included the following items which in total had the effect of increasing after-tax income by $4 million: a $3 million loss from discontinued operations, $15 million of after-tax restructuring charges, a $5 million investment write-down related to the Company's U.K. market-making operation, a $16 million tax benefit associated with the Company's sale of its U.K. market-making operation, and an $11 million tax benefit associated with the Company's merger with U.S. Trust.
     As detailed in note "15 - Segment Information" in the Notes to Condensed Consolidated Financial Statements, adjusted operating income before taxes was $428 million for the first half of 2004, up $120 million, or 39%, from the first half of 2003 primarily due to increases of $108 million, or 70%, in the Individual Investor segment. Additionally, the Capital Markets segment had $3 million of income before taxes and excluded items in the first half of 2004, compared to an $8 million loss before taxes and excluded items in the first half of 2003. The increase in the Individual Investor segment was primarily due to higher revenues resulting from increased client trading activity and levels of client assets. The increase in the Capital Markets segment was primarily due to higher revenues resulting from increased institutional trading volume.


REVENUES

     As shown in the following table (in millions), non-trading, trading, and total revenues in the first half of 2004 all increased from the first half of 2003.

--------------------------------------------------------------------------------
                                                     Six Months
                                                       Ended
                                                      June 30,       Percent
Composition of Revenues                             2004    2003     Change
--------------------------------------------------------------------------------
Non-trading revenues:
Asset management and
    administration fees                           $1,019  $  873        17%
Net interest revenue                                 434     355        22
Other                                                 81      61        33
--------------------------------------------------------------------------------
    Total non-trading revenues                     1,534   1,289        19
--------------------------------------------------------------------------------
Trading revenues:
Commissions                                          676     553        22
Principal transactions                                92      76        21
--------------------------------------------------------------------------------
    Total trading revenues                           768     629        22
--------------------------------------------------------------------------------
Total                                             $2,302  $1,918        20%
================================================================================
Percentage of total revenues:
Non-trading revenues                                 67%     67%
Trading revenues                                     33%     33%
--------------------------------------------------------------------------------

     Revenues by segment are as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                     Six Months
                                                       Ended
                                                      June 30,       Percent
Revenues by Segment                                 2004    2003     Change
--------------------------------------------------------------------------------
Individual Investor                               $1,287  $1,106        16%
Institutional Investor                               454     393        16
Capital Markets                                      164      91        80
U.S. Trust                                           375     302        24
Unallocated                                           22      26       (15)
--------------------------------------------------------------------------------
   Total revenues                                 $2,302  $1,918        20%
================================================================================

     The increases in revenues in the Individual and Institutional Investor segments from the first half of 2003 were primarily due to higher trading volume and levels of client assets. The increase in revenues in the Capital Markets segment was primarily due to higher trading volume. The increase in the U.S. Trust segment was primarily due to the acquisition of PAM and higher levels of client assets. See note "15 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.

Asset Management and Administration Fees

     Asset management and administration fees for the first halves of 2004 and 2003 are as shown in the table below (in millions):

--------------------------------------------------------------------------------
                                                     Six Months
                                                       Ended
                                                      June 30,       Percent
Asset Management and Administration Fees            2004    2003     Change
--------------------------------------------------------------------------------
Mutual fund service fees:
   Proprietary funds (SchwabFunds(R),
     Excelsior(R), and other)                     $  429  $  440        (3%)
   Mutual Fund OneSource(R)                          185     124        49
   Other                                              29      23        26
Asset management and related services                376     286        31
--------------------------------------------------------------------------------
   Total                                          $1,019  $  873        17%
================================================================================

     The increase in asset management and administration fees from the first half of 2003 was primarily due to the factors described in the comparison between the three-month periods.

Commissions

     Commission revenues for the first halves of 2004 and 2003 are as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                     Six Months
                                                       Ended
                                                      June 30,       Percent
Commissions                                         2004    2003     Change
--------------------------------------------------------------------------------
Equity and other securities                       $  560  $  455        23%
Mutual funds                                          64      53        21
Options                                               52      45        16
--------------------------------------------------------------------------------
   Total                                          $  676  $  553        22%
================================================================================

     The increase in commission revenues from the first half of 2003 was primarily due to higher daily average revenue trades. Commission revenues include $97 million in the first half of 2004 and $47 million in the first half of 2003 related to Schwab's institutional trading business. The increase in institutional commission revenues was primarily due to the factors described in the comparison between the three-month periods. Additionally, commission revenues include $34 million in the first half of 2004 and $35 million in the first half of 2003 related to certain securities serviced by Schwab's fixed income division.
     As shown in the following table, daily average revenue trades executed by the Company increased 25% in the first half of 2004.

--------------------------------------------------------------------------------
                                                     Six Months
                                                       Ended
                                                      June 30,       Percent
Trading Activity                                    2004    2003     Change
--------------------------------------------------------------------------------
Daily average revenue trades
   (in thousands) (1)                              160.1   128.0        25%
Accounts that traded (in thousands)                1,979   1,764        12
Average revenue trades
   per account that traded                          10.0     9.0        11
Trading frequency proxy (2)                          3.7     3.7         -
Number of trading days (3)                         124.0   124.0         -
Average revenue earned
   per revenue trade                              $36.38  $37.54        (3)
Online trades as a percentage of
   total trades                                      89%     86%
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

Net Interest Revenue

     Net interest revenue for the first halves of 2004 and 2003 are as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                     Six Months
                                                       Ended
                                                      June 30,       Percent
                                                    2004    2003     Change
--------------------------------------------------------------------------------
Interest Revenue:
Margin loans to clients                           $  211  $  166        27%
Investments, client-related                          124     151       (18)
Loans to banking clients                             127     112        13
Securities available for sale                         63      35        80
Other                                                 14      19       (26)
--------------------------------------------------------------------------------
   Total                                             539     483        12
--------------------------------------------------------------------------------
Interest Expense:
Deposits from banking clients                         50      46         9
Brokerage client cash balances                        30      48       (38)
Long-term debt                                        16      19       (16)
Short-term borrowings                                  5       7       (29)
Other                                                  4       8       (50)
--------------------------------------------------------------------------------
   Total                                             105     128       (18)
--------------------------------------------------------------------------------
Net interest revenue                              $  434  $  355        22%
================================================================================

     Client-related daily average balances, interest rates, and average net interest spread for the first halves of 2004 and 2003 are summarized in the following table (in millions):

--------------------------------------------------------------------------------
                                                           Six Months
                                                             Ended
                                                            June 30,
                                                         2004      2003
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Investments (client-related):
  Average balance outstanding                         $20,832   $21,672
  Average interest rate                                 1.19%     1.41%
Margin loans to clients:
  Average balance outstanding                         $ 9,012   $ 6,490
  Average interest rate                                 4.70%     5.15%
Loans to banking clients:
  Average balance outstanding                         $ 6,068   $ 4,646
  Average interest rate                                 4.17%     4.88%
Securities available for sale:
  Average balance outstanding                         $ 3,728   $ 1,606
  Average interest rate                                 3.40%     4.40%
Average yield on interest-earning assets                2.68%     2.72%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                         $23,952   $23,021
  Average interest rate                                  .25%      .41%
Interest-bearing banking deposits:
  Average balance outstanding                         $ 8,537   $ 4,600
  Average interest rate                                 1.17%     2.01%
Other interest-bearing sources:
  Average balance outstanding                         $ 2,858   $ 2,409
  Average interest rate                                  .88%     1.21%
Average noninterest-bearing portion                   $ 4,293   $ 4,384
Average interest rate on funding sources                 .47%      .63%
Summary:
  Average yield on interest-earning assets              2.68%     2.72%
  Average interest rate on funding sources               .47%      .63%
--------------------------------------------------------------------------------
Average net interest spread                             2.21%     2.09%
================================================================================

     The increase in net interest revenue from the first half of 2003 was primarily due to decreases in interest rates on funding sources due to changes in the interest rate environment. In addition, changes in the composition of interest-earning assets largely offset declines in overall yields.

Principal Transactions

     Principal transaction revenues for the first halves of 2004 and 2003 are as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                     Six Months
                                                       Ended
                                                      June 30,       Percent
Principal Transactions                              2004    2003     Change
--------------------------------------------------------------------------------
Fixed income securities                           $   47  $   45         4%
Equity securities                                     45      31        45
--------------------------------------------------------------------------------
   Total                                          $   92  $   76        21%
================================================================================

     The increase in principal transaction revenues from the first half of 2003 was primarily due to higher equity share volume handled by SCM as a result of the Company's expanded institutional equities trading business, partially offset by lower average revenue per equity share traded.

Other Revenues

     Other revenues for the first half of 2004 were $81 million, up $20 million, or 33%, from the first half of 2003, primarily due to the factor described in the comparison between the three-month periods, as well as higher account service fees.

EXPENSES EXCLUDING INTEREST

     As shown in the table below (in millions), total expenses excluding interest increased in the first half of 2004 primarily due to the factors described in the comparison between the three-month periods.

--------------------------------------------------------------------------------
                                                     Six Months
                                                       Ended
Composition of Expenses,                              June 30,       Percent
   Excluding Interest                               2004    2003     Change
--------------------------------------------------------------------------------
Compensation and benefits                         $1,061  $  866        23%
Occupancy and equipment                              210     222        (5)
Depreciation and amortization                        114     147       (22)
Communications                                       126     118         7
Professional services                                123      81        52
Advertising and market development                   109      69        58
Commissions, clearance and floor brokerage            44      33        33
Restructuring charges                                  2      24       (92)
Impairment charges                                     -       5      (100)
Other                                                 87      74        18
--------------------------------------------------------------------------------
   Total                                          $1,876  $1,639        14%
================================================================================

Expenses as a percentage of total revenues:
   Total expenses, excluding interest                81%     85%
   Compensation and benefits                         46%     45%
   Advertising and market development                 5%      4%
--------------------------------------------------------------------------------

Compensation and Benefits

     The increase in compensation and benefits expense, as well as the increase in employee benefits and other expenses, from the first half of 2003 was primarily due to the factors described in the comparison between the three-month periods. The following table shows a comparison of certain compensation and benefits components and employee data (in millions):

--------------------------------------------------------------------------------
                                                     Six Months
                                                       Ended
                                                      June 30,       Percent
Compensation and Benefits                           2004    2003     Change
--------------------------------------------------------------------------------
Salaries and wages                                $  657  $  604         9%
Incentive and variable compensation                  231     135        71
Employee benefits and other                          173     127        36
--------------------------------------------------------------------------------
   Total                                          $1,061  $  866        23%
================================================================================

Expenses Excluding Compensation and Benefits

     The  increases  in   professional   services  and  advertising  and  market
development expense from the first half of 2003 were primarily due to the factors described in the comparison between the three-month periods.

Taxes on Income

     The Company's effective income tax rate was 35.7% for the first half of 2004, compared to a tax rate of 28.1% for the first half of 2003. The increase was primarily due to tax benefits in 2003 related to the Company's merger with U.S. Trust and the Company's sale of its U.K. market-making operation.


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


Liquidity

CSC

     CSC's liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. As discussed below, Schwab, CSC's depository institution subsidiaries, and SCM are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs, providing adequate liquidity to meet CSC's depository institution subsidiaries' capital guidelines, and maintaining Schwab's and SCM's net capital. Based on their respective regulatory capital ratios at June 30, 2004, the Company and its depository institution subsidiaries are considered well capitalized.
     CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes, of which $446 million was issued and outstanding at June 30, 2004, have maturities ranging from 2004 to 2010 and fixed interest rates ranging from 6.21% to 8.05% with interest payable semiannually (see Item 3 - Quantitative and Qualitative Disclosures About Market Risk - Financial Instruments Held For Purposes Other Than Trading - Interest Rate Swaps). The Medium-Term Notes are rated A2 by Moody's Investors Service (Moody's), A- by Standard & Poor's Ratings Group (S&P), and A by Fitch, Inc. (Fitch).
     CSC has a prospectus supplement on file with the Securities and Exchange Commission (SEC) enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At June 30, 2004, all of these notes remained unissued.
     CSC has authorization from its Board of Directors to issue commercial paper up to the amount of CSC's committed, unsecured credit facility (see below), not to exceed $1.5 billion. At June 30, 2004, no commercial paper has been issued. CSC's ratings for these short-term borrowings are P-1 by Moody's, A-2 by S&P, and F1 by Fitch.
     CSC maintains an $800 million committed, unsecured credit facility with a group of twenty banks which is scheduled to expire in June 2005. This facility replaced a similar facility that expired in June 2004. These facilities were unused during the first half of 2004. Any issuances under CSC's commercial paper program (see above) will reduce the amount available under this facility. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of stockholders' equity, Schwab and SCM to maintain minimum net capital ratios, as defined, and CSC's depository institution subsidiaries to be well capitalized, as defined. Management believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements.
     CSC also has direct access to $795 million of the $845 million uncommitted, unsecured bank credit lines, provided by nine banks that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. These lines were not used by CSC during the first half of 2004.
     On May 5, 2004, the SEC declared effective CSC's Registration Statement under the Securities Act of 1933 on Form S-3 relating to a universal shelf registration for the issuance of up to $1.0 billion aggregate amount of various securities, including common stock, preferred stock, debt securities, and warrants. The Company currently intends to use any proceeds from the issuance of these securities for general corporate purposes, including, but not limited to, working capital and possible acquisitions. At June 30, 2004, all of these securities remained unissued.

Schwab

     Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $26.7 billion and $25.6 billion at June 30, 2004 and December 31, 2003, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
     Upon adoption of Financial Accounting Standards Board Interpretation (FIN) No. 46 - Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 - Consolidated Financial Statements, in the first quarter of 2003, the Company consolidated a special purpose trust (Trust) and recorded a note payable of $235 million. This Trust was formed in 2000 to finance the acquisition and renovation of an office building and land. In June 2004, the Company exercised its option to purchase this property from the Trust and repaid $99 million of the note payable. Simultaneously, the Company completed a transaction on this property with American Financial Realty Trust, a publicly-traded real estate investment trust, resulting in proceeds of $136 million, which was used to repay the remainder of the note payable, and a
20-year lease. This transaction was accounted for as a financing. The lease financing liability of $136 million will be reduced by a portion of the lease payments over the 20-year term.
     To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of nine banks totaling $845 million at June 30, 2004 (as noted previously, $795 million of these lines are also available for CSC to use). The need for short-term borrowings arises primarily from timing differences between cash flow requirements and the scheduled liquidation of interest-bearing investments. Schwab used such borrowings for 6 days during the first half of 2004, with the daily amounts borrowed averaging $43 million. There were no borrowings outstanding under these lines at June 30, 2004.
     To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured letter of credit agreements with nine banks in favor of the OCC aggregating $630 million at June 30, 2004. Schwab pays a fee to maintain these letters of credit. No funds were drawn under these letters of credit at June 30, 2004.
     Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $1 million. At June 30, 2004, Schwab's net capital was $1.3 billion (13% of aggregate debit balances), which was $1.1 billion in excess of its minimum required net capital and $801 million in excess of 5% of aggregate debit balances. Schwab has historically targeted net capital to be at least 10% of its aggregate debit balances, which primarily consist of client margin loans.
     To manage Schwab's regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility which is subject to renewal in September 2004. The amount outstanding under this facility at June 30, 2004 was $320 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

U.S. Trust

     U.S. Trust's liquidity needs are generally met through deposits from banking clients, equity capital, and borrowings.
     Certain Schwab brokerage clients can sweep the excess cash held in their accounts into a money market deposit account at U.S. Trust. At June 30, 2004, these balances totaled $451 million.
     In addition to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements, USTC's depository institution subsidiaries have established their own external funding sources. At June 30, 2004, U.S. Trust had $52 million in Trust Preferred Capital Securities outstanding with a fixed interest rate of 8.41%. Certain of USTC's depository institution subsidiaries have established credit facilities with the Federal Home Loan

Bank System (FHLB) totaling $911 million. At June 30, 2004, $500 million was outstanding under these facilities. Additionally, at June 30, 2004, U.S. Trust had $179 million of federal funds purchased.
     U.S. Trust also engages in intercompany repurchase agreements with Schwab Bank and Schwab. At June 30, 2004, U.S. Trust had $400 million and $200 million in repurchase agreements outstanding with Schwab Bank and Schwab, respectively.
     CSC provides U.S. Trust with a $300 million short-term credit facility maturing in December 2006. Borrowings under this facility do not qualify as regulatory capital for U.S. Trust. The amount outstanding under this facility was $45 million at June 30, 2004.
     U.S. Trust uses an interest rate swap agreement (Swap) with CSC to hedge the interest rate risk associated with its variable rate deposits from banking clients. At June 30, 2004, this Swap has a notional value of $650 million and a fair value of $11 million.
     U.S. Trust is subject to the Federal Reserve Board's risk-based and leverage capital guidelines. These regulations require banks and bank holding companies to maintain minimum levels of capital. In addition, USTC's depository institution subsidiaries are subject to limitations on the amount of dividends they can pay to USTC.

SCM

     SCM's capital needs are generally met through its equity capital and borrowings from CSC. Most of SCM's assets are liquid, consisting primarily of cash and cash equivalents, marketable securities, and receivables from brokers, dealers and clearing organizations.
     SCM may borrow up to $150 million under a revolving subordinated lending arrangement with CSC which is subject to renewal in August 2004. Borrowings under this arrangement qualify as regulatory capital for SCM. The amount outstanding under this facility at June 30, 2004 was $25 million. The advances under this facility satisfy increased intra-day capital needs at SCM to support the expansion of its institutional equities and trading businesses. In addition, CSC provides SCM with a $50 million short-term credit facility. Borrowings under this arrangement do not qualify as regulatory capital for SCM. No funds were drawn under this facility at June 30, 2004.
     SCM is subject to the same regulatory net capital requirements as Schwab (see discussion above). At June 30, 2004, SCM's net capital was $45 million, which was $44 million in excess of its minimum required net capital.

Schwab Bank

     Schwab Bank's current liquidity needs are generally met through deposits from banking clients and equity capital.
     Certain Schwab brokerage clients can sweep the excess cash held in their accounts into a money market deposit account at Schwab Bank. At June 30, 2004, these balances totaled $3.3 billion.
     Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, CSC provides Schwab Bank with a $100 million short-term credit facility which matures in December 2005. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. No funds were drawn under this facility at June 30, 2004.
     Schwab Bank is subject to the same risk-based and leverage capital guidelines as U.S. Trust (see discussion above), except that Schwab Bank is subject to a minimum tier 1 leverage ratio of 8% for its first three years of operations. In addition, Schwab Bank is subject to limitations on the amount of dividends it can pay to CSC.

Liquidity Risk Factors

     Specific risk factors which may affect the Company's liquidity position are discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Liquidity Risk Factors" in the Company's 2003 Annual Report to Stockholders, which is filed as
Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2003. There have been no material changes to these liquidity risk factors in the first half of 2004.

Cash and Capital Resources

     The Company's cash position (reported as cash and cash equivalents on the Condensed Consolidated Balance Sheet) and cash flows are affected by changes in brokerage client cash balances and the associated amounts required to be segregated under federal or other regulatory guidelines. Timing differences between cash and investments actually segregated on a given date and the amount required to be segregated for that date may arise in the ordinary course of business and are addressed by the Company in accordance with applicable regulations. Other factors which affect the Company's cash position and cash flows include investment activity in securities owned, levels of capital expenditures, acquisition activity, banking client deposit and loan activity, financing activity in short-term borrowings and long-term debt, payment of dividends, and repurchases of CSC's common stock.
     In the first half of 2004, cash and cash equivalents decreased $285 million, or 10%, to $2.5 billion primarily due to increases in loans to banking clients and securities available for sale, and the acquisition of SoundView Technology Group, Inc. These decreases were substantially offset by an increase in deposits from banking clients, primarily related to sweep money market deposit accounts.

Certain Schwab brokerage clients can sweep the excess cash held in their brokerage accounts into these money market deposit accounts at Schwab Bank or U.S. Trust. At June 30, 2004, these sweep deposit balances totaled $3.8 billion, up $2.1 billion from December 31, 2003. This sweep deposit activity is reflected on the Condensed Consolidated Statement of Cash Flows as a cash outflow from payables to brokerage clients (classified as an operating activity) and a cash inflow for deposits from banking clients (classified as a financing activity). Management does not believe that the decline in cash and cash equivalents in the first half of 2004 is an indication of a trend.
     The Company's capital expenditures were $88 million in the first half of 2004 compared to $65 million in the first half of 2003, or 4% and 3% of revenues for each period, respectively. Capital expenditures in the first half of 2004 were primarily for software and equipment relating to the Company's information technology systems and certain facilities. Capital expenditures as described above include the capitalized costs for developing internal-use software of $40 million in the first half of 2004 and $30 million in the first half of 2003.
     During the first half of 2004, 5 million of the Company's stock options, with a weighted-average exercise price of $5.28, were exercised with cash proceeds received by the Company of $24 million and a related tax benefit of $10 million. The cash proceeds are recorded as an increase in cash and a corresponding increase in stockholders' equity. The tax benefit is recorded as a reduction in income taxes payable and a corresponding increase in stockholders' equity.
     The Company repaid $255 million of long-term debt and increased its long-term debt by $136 million during the first half of 2004 (see discussion at Liquidity - Schwab).
     The Company reduced its short-term borrowings by $317 million during the first half of 2004.
     CSC did not repurchase any of its common stock in the first half of 2004. During the first half of 2003, CSC repurchased 4 million shares of its common stock for $32 million. As of June 30, 2004, CSC has authority to repurchase up to $318 million of its common stock. For further discussion on repurchases of common stock, see note "17 - Subsequent Events" in the Notes to Condensed Consolidated Financial Statements.
     During the first halves of 2004 and 2003, the Company paid common stock cash dividends of $46 million and $30 million, respectively. On April 20, 2004, the Board of Directors increased the quarterly cash dividend from $.014 per share to $.020 per share, payable May 19, 2004 to stockholders of record May 5, 2004.
     The Company monitors both the relative composition and absolute level of its capital structure. The Company's total financial capital (long-term debt plus stockholders' equity) at June 30, 2004 was $5.4 billion, up $144 million, or 3%, from December 31, 2003 due to higher stockholders' equity, partially offset by lower long-term debt. At June 30, 2004, the Company had long-term debt of $645 million, or 12% of total financial capital, that bears interest at a weighted-average rate of 7.04%. At June 30, 2004, the Company's stockholders' equity was $4.7 billion, or 88% of total financial capital.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments Held For Trading Purposes

     The Company holds fixed income securities, which include municipal and government securities, and corporate bonds, in inventory to meet clients' trading needs. The fair value of such inventory was $44 million and $74 million at June 30, 2004 and December 31, 2003, respectively. These securities, and the associated interest rate risk, are not material to the Company's financial position, results of operations, or cash flows.
     The Company maintains inventories in exchange-listed, Nasdaq, and other equity securities on both a long and short basis. The fair value of these securities is shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                  June 30,     December 31,
Equity Securities                                   2004           2003
--------------------------------------------------------------------------------
Long positions                                    $   94         $   97
Short positions                                      (79)           (74)
--------------------------------------------------------------------------------
Net long positions                                $   15         $   23
================================================================================

     In addition, the Company may enter into exchange-traded futures and options contracts based on equity market indices to hedge potential losses in equity inventory positions. There were no open futures or options contracts at June 30, 2004.

Value-At-Risk

     All trading activities are subject to market risk limits established by the Company's businesses and approved by senior management who are independent of the businesses. The Company manages trading risk through position policy limits, value-at-risk (VaR) measurement methodology, and other market sensitivity measures. Based on certain assumptions and historical relationships, VaR estimates a potential loss from adverse changes in the fair values of the Company's overnight trading positions.
     The Company holds fixed income securities and equities for trading purposes. The estimated VaR for fixed income securities at June 30, 2004 and the high, low, and daily average during the first half of 2004 was $1 million or less for each category and stated period. The estimated VaR for equities was less than $1 million at June 30, 2004 with a high, low, and daily average of $2 million, less than $1 million, and $1 million, respectively, during the first half of 2004.

Financial Instruments Held For Purposes Other Than Trading

Debt Issuances

     At June 30, 2004, CSC had $446 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 6.21% to 8.05%. At December 31, 2003, CSC had $466 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 6.04% to 8.05%. See "Interest Rate Swaps" below.
     At June 30, 2004 and December 31, 2003, U.S. Trust had $52 million Trust Preferred Capital Securities outstanding, with a fixed interest rate of 8.41%.
     The Company has fixed cash flow requirements regarding these long-term debt obligations due to the fixed rate of interest. The fair value of these obligations at June 30, 2004 and December 31, 2003, based on estimates of market rates for debt with similar terms and remaining maturities, approximated their carrying amount.

Interest Rate Swaps

     As part of its consolidated asset and liability management process, the Company utilizes Swaps to manage interest rate risk. For further discussion on these Swaps, see note "14 - Financial Instruments Subject to Market Risk" in the Notes to Condensed Consolidated Financial Statements.

Loans Held for Sale

     Schwab Bank's loans held for sale portfolio consists of fixed- and adjustable-rate mortgages, which are subject to a loss in value when market interest rates rise. Schwab Bank uses forward sale commitments to manage this risk. These forward sale commitments have been designated as cash flow hedging instruments of the loans held for sale. Accordingly, the fair values of the forward sale commitments are recorded on the Condensed Consolidated Balance Sheet, with gains or losses recorded in other comprehensive income (loss). At June 30, 2004 and December 31, 2003, the derivative asset recorded by Schwab Bank for these forward sale commitments was immaterial.

Net Interest Revenue Simulation

     The Company uses net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation model (the model) includes all interest-sensitive assets and liabilities, as well as Swaps utilized by the Company to hedge its interest rate risk. Key variables in the model include assumed balance growth or decline for client loans, deposits, and brokerage client cash, changes in the level and term structure of interest rates, the repricing of financial instruments, prepayment and reinvestment assumptions, and product pricing assumptions. The simulations involve assumptions that are inherently uncertain and, as a result, cannot precisely estimate net interest revenue or precisely predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies, including changes in asset and liability mix.
     As demonstrated by the simulations presented below, the Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets are repricing more quickly than interest-bearing liabilities).
     The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in interest rates relative to the Company's current base rate forecast on simulated net interest revenue over the next twelve months at June 30, 2004 and December 31, 2003.

--------------------------------------------------------------------------------
Impact on Net Interest Revenue                    June 30,     December 31,
Percentage Increase (Decrease)                      2004           2003
--------------------------------------------------------------------------------
Increase of 100 basis points                        1.2%           1.7%
Decrease of 100 basis points                       (1.0%)         (6.4%)
--------------------------------------------------------------------------------

     The simulations show a significantly reduced exposure to falling interest rates at June 30, 2004 compared to December 31, 2003. This reduced sensitivity results from an expectation of generally higher interest rates that lessens the impact of spread compression between interest-earning assets and brokerage client cash balances and banking deposits.


Item 4.  Controls and Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2004, that the Company's disclosure controls and procedures were effective in recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission's rules and forms. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings

     Described below are certain new legal proceedings and certain developments with respect to pending legal proceedings during the quarter ended June 30, 2004.
     As previously disclosed, between November 2003 and January 2004, five purported class action lawsuits were filed against CSC, USTC, U.S. Trust NY, Schwab, and the Excelsior(R) Funds in connection with allegedly improper and illegal mutual fund trading practices. The lawsuits allege that the defendants breached their fiduciary duties and violated various federal securities laws by permitting market-timing in the Excelsior Funds and by failing to disclose such timing in the fund prospectuses. All five of the class action lawsuits have now been transferred to U.S. District Court in Maryland and consolidated for the purpose of pre-trial pleadings before a single judge (the Consolidated Mutual Fund Class Actions). A lead plaintiff and lead counsel have been appointed for the actions and the lead plaintiff has been given until September 29, 2004 to file a consolidated amended complaint.
     In April 2004, a stockholders' derivative action was brought by shareholders David and Muriel Kaufman in California Superior Court in San Francisco (the Kaufman Action) against CSC and sixteen current or former CSC directors. The Kaufman Action claims that the directors breached their fiduciary duties to Schwab and its stockholders by allegedly failing to maintain adequate controls to prevent market timing, late trading, and the disclosure of portfolio holdings information regarding the Excelsior Funds. The lawsuit seeks the recovery of unspecified compensatory damages and attorneys' fees from the named individuals, along with the return of all salaries and other remuneration they received as directors. CSC is named as a nominal defendant, although no damages are sought against CSC. The allegations in the Kaufman Action are virtually identical to the allegations made in a previously disclosed derivative lawsuit filed in the same court in March 2004. We expect the two cases to be consolidated into a single action that will proceed in state court in California and are waiting for the plaintiffs to file a consolidated amended complaint.
     The Company has been responding to certain inquiries and subpoenas from federal and state authorities relating to mutual fund trading, distribution, and servicing at or through Company affiliates, and has conducted its own review of such processes. For further information, see Regulatory Developments in Part I - Financial Information, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Business.

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

     None.


Item 3. Defaults Upon Senior Securities

     None.


Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of The Charles Schwab Corporation (CSC) was held on May 17, 2004, and a total of 1,031,149,058 shares were present in person or by proxy at the Annual Meeting. CSC's stockholders voted upon the following proposals:


Proposal No. 1 - Election of Three Directors:
                                                    Shares
                                 Shares For        Withheld
                                 ----------        --------
Donald G. Fisher                963,530,791       67,618,267
Paula A. Sneed                  984,360,743       46,788,315
David B. Yoffie                 955,732,453       75,416,605


Proposal No. 2 - Approval of the 2004 Stock Incentive Plan:

                                                           Broker
            Shares For   Shares Against   Abstentions     Non-Votes
            ----------   --------------   -----------     ---------
            722,684,338    99,025,872      2,206,652     207,232,196


Item 5. Other Information

     Effective June 28, 2004, the following individuals were appointed to the Executive Committee of The Charles Schwab Corporation:

Walt W. Bettinger II        Executive Vice President -
                               Investor Center Network
Carrie E. Dwyer             Executive Vice President -
                               General Counsel and
                               Corporate Secretary
Jeffrey M. Lyons            Executive Vice President and
                               Enterprise President -
                               Active Trader
Deborah D. McWhinney        Executive Vice President and
                               Enterprise President -
                               Schwab Institutional
Gideon Sasson               Executive Vice President and
                               Chief Information Officer

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q.


Exhibit
Number            Exhibit
-------------------------------------------------------------------------------
10.258    Credit  Agreement  (364-Day  Commitment)  dated  as of  June 18,  2004 between the Registrant and the financial institutions listed therein (supersedes Exhibit 10.255).

10.259 The Charles Schwab Corporation 2004 Stock Incentive Plan, approved at the Annual Meeting of Stockholders on May 17, 2004.

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

31.2      Certification  Pursuant  to  Rule   13a-14(a)/15d-14(a),   As  Adopted
          Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**

32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.**

**        Furnished  as an  exhibit  to  this  quarterly  report  on  Form 10-Q.
--------------------------------------------------------------------------------

(b)  Reports on Form 8-K

     On April 20, 2004, the Registrant furnished a Current Report on Form 8-K announcing under Item 12, in accordance with Securities and Exchange Commission Release No. 33-8216, the financial results for the quarter ended March 31, 2004.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           THE  CHARLES  SCHWAB  CORPORATION
                                                     (Registrant)





Date:  August 6, 2004                             /s/   Christopher V. Dodds
       --------------------------                 ------------------------------
                                                  Christopher V. Dodds
                                                  Executive Vice President and
                                                  Chief Financial Officer