Form 10-Q
period 2004-09-30
SCHWAB CHARLES CORP
filed 2004-11-08
CIK 316709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 2004  Commission file number 1-9700



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

              1,346,975,598 shares of $.01 par value Common Stock
                         Outstanding on October 29, 2004

                         THE CHARLES SCHWAB CORPORATION

                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 2004

                                      Index

                                                                        Page
Part I - Financial Information                                          ----

  Item 1.      Condensed Consolidated Financial Statements:

                   Statement of Income                                    1
                   Balance Sheet                                          2
                   Statement of Cash Flows                                3
                   Notes                                                4 - 14

  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     15 - 29

  Item 3.      Quantitative and Qualitative Disclosures About
               Market Risk                                             29 - 30

  Item 4.      Controls and Procedures                                   30

Part II - Other Information

  Item 1.      Legal Proceedings                                         31

  Item 2.      Unregistered Sales of Equity Securities and
               Use of Proceeds                                           31

  Item 3.      Defaults Upon Senior Securities                           31

  Item 4.      Submission of Matters to a Vote of Security Holders       31

  Item 5.      Other Information                                         32

  Item 6.      Exhibits                                                32 - 33

Signature                                                                34



                                                   Part I - FINANCIAL INFORMATION
                                        Item 1. Condensed Consolidated Financial Statements


                                                   THE CHARLES SCHWAB CORPORATION

                                             Condensed Consolidated Statement of Income
                                               (In millions, except per share amounts)
                                                             (Unaudited)

                                                                                  Three Months Ended          Nine Months Ended
                                                                                     September 30,              September 30,
                                                                                   2004        2003            2004       2003
------------------------------------------------------------------------------------------------------------------------------------
Revenues
   Asset management and administration fees                                      $  523      $  468          $1,547     $1,345
   Commissions                                                                      163         290             738        793
   Interest revenue                                                                 317         235             855        717
   Interest expense                                                                 (72)        (54)           (177)      (182)
                                                                                 -------     -------         -------    -------
     Net interest revenue                                                           245         181             678        535
   Principal transactions                                                            22          22              69         70
   Other                                                                             47          36             110         91
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                                        1,000         997           3,142      2,834
------------------------------------------------------------------------------------------------------------------------------------
Expenses Excluding Interest
   Compensation and benefits                                                        455         418           1,430      1,230
   Occupancy and equipment                                                           97         106             299        322
   Depreciation and amortization                                                     58          69             167        212
   Communications                                                                    53          59             170        169
   Professional services                                                             62          44             181        123
   Advertising and market development                                                43          31             151        100
   Commissions, clearance and floor brokerage                                         9          10              29         29
   Restructuring charges                                                            112          35             114         59
   Impairment charges                                                                 -           -               -          5
   Other                                                                             39          29             116        101
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                                          928         801           2,657      2,350
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before taxes on income                             72         196             485        484
Taxes on income                                                                     (26)        (72)           (173)      (154)
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                    46         124             312        330
Gain (loss) from discontinued operations, net of tax                                (87)          3             (79)        (6)
------------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                                $  (41)     $  127          $  233     $  324
====================================================================================================================================
Weighted-Average Common Shares Outstanding - Diluted                              1,364       1,366           1,370      1,361
------------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share - Basic
   Income from continuing operations                                             $  .03      $  .09          $  .23     $  .24
   Gain (loss) from discontinued operations, net of tax                          $ (.06)          -          $ (.06)         -
   Net income (loss)                                                             $ (.03)     $  .09          $  .17     $  .24

Earnings Per Share - Diluted
   Income from continuing operations                                             $  .03      $  .09          $  .23     $  .24
   Gain (loss) from discontinued operations, net of tax                          $ (.06)          -          $ (.06)         -
   Net income (loss)                                                             $ (.03)     $  .09          $  .17     $  .24
------------------------------------------------------------------------------------------------------------------------------------
Dividends Declared Per Common Share                                              $ .020      $ .014          $ .054     $ .036
------------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.



                                                   THE CHARLES SCHWAB CORPORATION

                                                Condensed Consolidated Balance Sheet
                                          (In millions, except share and per share amounts)
                                                             (Unaudited)

                                                                                                   September 30,    December 31,
                                                                                                       2004             2003
------------------------------------------------------------------------------------------------------------------------------------
Assets
  Cash and cash equivalents                                                                        $  2,096         $  2,785
  Cash and investments segregated and on deposit for federal or other regulatory purposes(1) (including resale agreements of $12,899 in 2004
    and $16,824 in 2003)                                                                             19,560           21,341
  Securities owned - at market value (including securities pledged of $2
    in 2004 and $131 in 2003)                                                                         4,304            3,934
  Receivables from brokers, dealers and clearing organizations                                          330              476
  Receivables from brokerage clients - net                                                            9,154            8,581
  Loans to banking clients - net                                                                      6,202            5,736
  Loans held for sale                                                                                 1,059               29
  Equipment, office facilities and property - net                                                       932              943
  Goodwill - net                                                                                        810              810
  Intangible assets - net                                                                               148              141
  Other assets                                                                                          969              829
  Assets of discontinued operations                                                                     371              261
------------------------------------------------------------------------------------------------------------------------------------

    Total                                                                                          $ 45,935         $ 45,866
====================================================================================================================================

Liabilities and Stockholders' Equity
  Deposits from banking clients                                                                    $ 10,199         $  8,308
  Drafts payable                                                                                        254              152
  Payables to brokers, dealers and clearing organizations                                             2,151            2,633
  Payables to brokerage clients                                                                      25,896           27,184
  Accrued expenses and other liabilities                                                              1,304            1,216
  Short-term borrowings                                                                                 840              996
  Long-term debt                                                                                        611              772
  Liabilities of discontinued operations                                                                125              144
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                                41,380           41,405
------------------------------------------------------------------------------------------------------------------------------------

  Stockholders' equity:
    Preferred stock - 9,940,000 shares authorized; $.01 par value per share;
       none issued                                                                                        -                -
    Common stock - 3 billion shares authorized; $.01 par value per share;
       1,392,091,544 shares issued                                                                       14               14
    Additional paid-in capital                                                                        1,763            1,749
    Retained earnings                                                                                 3,256            3,125
    Treasury stock - 40,913,709 and 34,452,710 shares in 2004 and 2003,
       respectively, at cost                                                                           (366)            (319)
    Unamortized stock-based compensation                                                               (104)             (95)
    Accumulated other comprehensive loss                                                                 (8)             (13)
------------------------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                                     4,555            4,461
------------------------------------------------------------------------------------------------------------------------------------

           Total                                                                                   $ 45,935         $ 45,866
====================================================================================================================================

(1)  Amounts included  represent actual balances on deposit,  whereas cash and investments  required to be segregated for federal or other  regulatory  purposes  were $19,040  million at September 30, 2004,  excluding  $200 million of  intercompany  repurchase agreements,  and  $21,004  million at December  31,  2003.  On October 4, 2004,  the Company  withdrew  $178  million of excess segregated cash. On January 5, 2004, the Company deposited $221 million into its segregated reserve bank accounts.

See Notes to Condensed Consolidated Financial Statements.

                                                               - 2 -


                                                   THE CHARLES SCHWAB CORPORATION

                                           Condensed Consolidated Statement of Cash Flows
                                                            (In millions)
                                                             (Unaudited)

                                                                                                              Nine Months Ended
                                                                                                                September 30,
                                                                                                               2004       2003
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income                                                                                                $   233    $   324
    Adjustments to reconcile net income to net cash provided by (used for) operating activities:
      Loss from discontinued operations, net of tax                                                              79          6
      Depreciation and amortization                                                                             167        212
      Impairment charges                                                                                          -          5
      Tax benefit from, and amortization of, stock-based awards                                                  44         19
      Deferred income taxes                                                                                      30          3
      Other                                                                                                       4          1
    Originations of loans held for sale                                                                        (696)    (1,267)
    Proceeds from sales of loans held for sale                                                                  701      1,197
    Net change in:
      Cash and investments segregated and on deposit for federal or other
        regulatory purposes                                                                                   1,781     (2,142)
      Securities owned (excluding securities available for sale)                                                 64        (57)
      Receivables from brokers, dealers and clearing organizations                                              146        (65)
      Receivables from brokerage clients                                                                       (574)      (825)
      Other assets                                                                                             (176)       (64)
      Drafts payable                                                                                            101         13
      Payables to brokers, dealers and clearing organizations                                                  (482)     1,717
      Payables to brokerage clients                                                                          (1,289)       418
      Accrued expenses and other liabilities                                                                      1       (127)
------------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used for) operating activities                                                    134       (632)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Purchases of securities available for sale                                                               (1,968)    (1,725)
    Proceeds from sales of securities available for sale                                                        599        369
    Proceeds from maturities, calls and mandatory redemptions of securities
       available for sale                                                                                     1,019        537
    Net increase in loans to banking clients                                                                 (1,498)    (1,063)
    Purchase of equipment, office facilities and property - net                                                (151)       (97)
    Cash payments for business combinations and investments, net of cash acquired                                 -         (9)
    Proceeds from sales of subsidiaries                                                                           -         53
------------------------------------------------------------------------------------------------------------------------------------
        Net cash used for investing activities                                                               (1,999)    (1,935)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Net increase in deposits from banking clients                                                             1,891      1,277
    Net change in short-term borrowings                                                                        (156)       894
    Proceeds from long-term debt                                                                                136          -
    Repayment of long-term debt                                                                                (294)      (100)
    Dividends paid                                                                                              (74)       (49)
    Purchase of treasury stock                                                                                 (149)       (32)
    Proceeds from stock options exercised and other                                                              30         24
------------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                                             1,384      2,014
------------------------------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by discontinued operations                                                        (208)        28
------------------------------------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                                                          (689)      (525)
Cash and Cash Equivalents at Beginning of Period                                                              2,785      2,979
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                                  $ 2,096    $ 2,454
====================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.



                         THE CHARLES SCHWAB CORPORATION

              Notes to Condensed Consolidated Financial Statements
       (Tabular Amounts in Millions, Except Per Share Amounts and Ratios)
                                   (Unaudited)

1.   Basis of Presentation

     The Charles Schwab Corporation (CSC, and with its majority-owned subsidiaries collectively referred to as the Company) is a financial holding company engaged, through its subsidiaries, in securities brokerage, banking, and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 283 domestic branch offices in 45 states, as well as a branch in the Commonwealth of Puerto Rico. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services with 38 offices in 15 states. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, CyberTrader, Inc., an electronic trading technology and brokerage firm providing services to highly active, online traders, and Charles Schwab Bank, N.A. (Schwab Bank), a retail bank which commenced operations in the second quarter of 2003.
     The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in conformity with generally accepted accounting principles in the U.S. (GAAP). All adjustments were of a normal recurring nature, except as discussed in note "5 - Discontinued Operations" related to the Company's exit from the capital markets business and the sale of Charles Schwab Europe (CSE). Certain items in prior periods' financial statements have been reclassified to conform to the 2004 presentation. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report to Stockholders, which is filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2003, and the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 2004 and June 30, 2004. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period.


2.   New Accounting Standards

     SEC Staff Accounting Bulletin (SAB) No. 105 "Application of Accounting Principles to Loan Commitments" was released in March 2004. This release summarizes the SEC staff position regarding the application of GAAP to loan commitments accounted for as derivative instruments. The Company accounts for interest rate lock commitments issued on mortgage loans that will be held for sale as derivative instruments. Consistent with SAB No. 105, the Company considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely on changes in market interest rates. As of September 30, 2004, the Company had interest rate lock commitments on mortgage loans to be held for sale with principal balances totaling approximately $130 million, the fair value of which was immaterial.
     Emerging Issues Task Force Issue (EITF) No. 03-01 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" was ratified by the Financial Accounting Standards Board (FASB) in March 2004. This EITF addresses how to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement of Financial Accounting Standards
(SFAS) No. 115 - Accounting for Certain Investments in Debt and Equity Securities (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. In September 2004, the FASB delayed the effective date of the portion of this EITF that relates to measuring and recognizing other-than-temporary impairment until implementation guidance is finalized. This delay does not suspend the requirement to recognize other-than-temporary impairment required by existing accounting literature. The Company's investments classified as available for sale are primarily comprised of U.S. government sponsored agency and private mortgage-backed securities and collateralized mortgage obligations. At September 30, 2004, the gross unrealized loss on these investments, caused by recent interest rate increases, was $13 million. Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider these investments to be other-than-temporarily impaired.

3.   Stock Incentive Plans

     The Company's stock incentive plans provide for granting options to employees, officers, and directors. Options are granted for the purchase of shares of CSC's common stock at an exercise price not less than the market value on the date of grant, and expire within seven or ten years from the date of grant. Options generally vest over a three- to four-year period from the date of grant.
     A summary of option activity follows:

--------------------------------------------------------------------------------
                                                   2004              2003
                                             ----------------  ----------------
                                                    Weighted-         Weighted-
                                             Number  Average   Number  Average
                                               of   Exercise     of   Exercise
                                             Options  Price    Options  Price
--------------------------------------------------------------------------------
Outstanding at
  beginning of year                           136    $ 15.25    156    $ 15.38
   Granted:
    Quarter ended March 31                      1    $ 13.73      -(1) $  9.26
    Quarter ended June 30                       -(1) $ 10.21      2    $  8.93
    Quarter ended September 30                 19    $  9.11      -(1) $ 11.30
--------------------------------------------------------------------------------
     Total granted                             20    $  9.32      2    $  9.09
   Exercised                                   (6)   $  4.85     (4)   $  6.23
   Canceled                                    (9)   $ 18.74    (12)   $ 18.58
--------------------------------------------------------------------------------
Outstanding
  at September 30                             141    $ 14.68    142    $ 15.26
================================================================================
Exercisable
  at September 30                              91    $ 15.80     85    $ 14.27
--------------------------------------------------------------------------------
Available for future
  grant at September 30                        30                41
--------------------------------------------------------------------------------
Weighted-average fair
  value of options granted:
  Quarter ended March 31                             $  3.95           $  4.34
  Quarter ended June 30                              $  3.52           $  3.96
  Quarter ended September 30                         $  2.71           $  5.06
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

     The Company changed its option pricing model from the Black-Scholes model to a binomial model for all options granted on or after January 1, 2004. The fair values of stock options granted prior to January 1, 2004 were determined using the Black-Scholes model. The Company believes that the binomial model offers greater flexibility in reflecting the characteristics of employee stock options. The binomial model takes into account similar inputs to a Black-Scholes model such as volatility, dividend yield rate, and risk-free interest rate. In addition to these assumptions, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The Company determines these probabilities generally based on analysis of historical trends of such events. The assumptions used in the respective option pricing models were as follows:

--------------------------------------------------------------------------------
                                                  Three Months Ended
                                        March 31,      June 30,    September 30,
                                       2004   2003   2004   2003   2004   2003
--------------------------------------------------------------------------------
Expected dividend yield                .48%   .30%   .48%   .30%   .48%   .30%
Expected volatility                     36%    52%    36%    49%    36%    49%
Risk-free interest rate                4.0%   2.9%   4.6%   2.6%   3.9%   2.9%
Expected life (in years)                  4      5      4      5      3      5
--------------------------------------------------------------------------------

     The Company applies Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees, and related interpretations, for its stock-based employee compensation plans. Because the Company grants stock option awards with an exercise price not less than the market value of CSC's common stock on the date of grant, there is no compensation expense recorded, except for restructuring-related expense for modifications of officers' stock options.
     Had compensation expense for the Company's stock option awards been determined based on the Black-Scholes or binomial fair value, as described above, at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123 - Accounting for Stock-Based Compensation, the Company would have recorded additional compensation expense and its net income and earnings per share (EPS) would have been reduced to the pro forma amounts presented in the following table:

--------------------------------------------------------------------------------
                                                     Three            Nine
                                                  Months Ended    Months Ended
                                                  September 30,   September 30,
                                                  2004    2003    2004    2003
--------------------------------------------------------------------------------
Compensation expense for stock
  options (after-tax):
   As reported                                   $   1   $   6   $   1   $   6
   Pro forma (1)                                 $  25   $  31   $  69   $  89
--------------------------------------------------------------------------------
Net income (loss):
   As reported                                   $ (41)  $ 127   $ 233   $ 324
   Pro forma                                     $ (65)  $ 102   $ 165   $ 241
--------------------------------------------------------------------------------
Basic EPS:
   As reported                                   $(.03)  $ .09   $ .17   $ .24
   Pro forma                                     $(.05)  $ .08   $ .12   $ .18
Diluted EPS:
   As reported                                   $(.03)  $ .09   $ .17   $ .24
   Pro forma                                     $(.05)  $ .07   $ .12   $ .18
--------------------------------------------------------------------------------
(1) Includes pro forma compensation expense related to stock options granted in both current and prior periods. Pro forma stock option compensation is generally amortized on a straight-line basis over the vesting period beginning with the month in which the option was granted.

4.   Restructuring

2004 Cost Reduction Effort
--------------------------

     In the second quarter of 2004, the Company commenced a firm-wide cost reduction effort designed to mitigate the financial impact of its recent pricing changes and to strengthen its productivity and efficiency. The goals of this effort include eliminating work that is not essential to meeting client service standards or the Company's ongoing operating needs, reengineering work processes to maximize productivity, minimizing organizational complexity through functional streamlining, and addressing business unit performance across the Company. During the second quarter of 2004, the Company reallocated certain client service functions from its Orlando regional telephone service center to other centers. In the third quarter of 2004, the Company consolidated 38 branch offices into nearby locations, closed 15 additional branch offices, and took steps to streamline its technology organization. Additionally, the Company reduced its operating facilities, primarily by exiting certain administrative office space in California.
     The Company recorded pre-tax restructuring charges of $112 million and $116 million in the third quarter and first nine months of 2004, respectively, reflecting severance costs for approximately 1,050 employees and facilities reduction charges. A summary of pre-tax restructuring charges related to the Company's 2004 cost reduction effort is as follows:

--------------------------------------------------------------------------------
                                                              Three      Nine
Period ended September 30, 2004                               Months    Months
--------------------------------------------------------------------------------
Workforce reduction:
  Severance pay and benefits                                    $ 54      $ 58
  Non-cash  compensation  expense for officers'
    stock options                                                  2         2
--------------------------------------------------------------------------------
        Total workforce reduction                                 56        60
--------------------------------------------------------------------------------
Facilities reduction:
  Non-cancelable lease costs, net of estimated
    sublease income                                               56        56
--------------------------------------------------------------------------------
Total restructuring charges                                     $112      $116
================================================================================

     A summary of the activity in the restructuring reserve related to the Company's 2004 cost reduction effort for the third quarter and first nine months of 2004 is as follows:

--------------------------------------------------------------------------------
Three months ended                                Workforce   Facilities
   September 30, 2004                             Reduction   Reduction   Total
--------------------------------------------------------------------------------
Balance at June 30, 2004                             $  4        $  -      $  4
Restructuring charges                                  56          56       112
Cash payments                                         (21)         (2)      (23)
Non-cash charges(1)                                    (5)          -        (5)
--------------------------------------------------------------------------------
Balance at September 30, 2004                        $ 34(2)     $ 54(3)   $ 88
================================================================================

--------------------------------------------------------------------------------
Nine months ended                                 Workforce   Facilities
   September 30, 2004                             Reduction   Reduction   Total
--------------------------------------------------------------------------------
Balance at December 31, 2003                         $  -        $  -      $  -
Restructuring charges                                  60          56       116
Cash payments                                         (21)         (2)      (23)
Non-cash charges(1)                                    (5)          -        (5)
--------------------------------------------------------------------------------
Balance at September 30, 2004                        $ 34(2)     $ 54(3)   $ 88
================================================================================

(1)  Primarily includes charges for officers' stock-based compensation.
(2) The Company expects to substantially utilize the remaining workforce reduction reserve through cash payments for severance pay and benefits over the respective severance periods through 2006.
(3) The Company expects to substantially utilize the remaining facilities reduction reserve through cash payments for the net lease expense over the respective lease terms through 2014.

2003, 2002, and 2001 Initiatives
--------------------------------

     The Company's 2003, 2002, and 2001 restructuring initiatives included workforce reductions, reductions in operating facilities, the removal of certain systems hardware, software, and equipment from service, and the withdrawal from certain international operations. These initiatives reduced operating expenses and adjusted the Company's organizational structure to improve productivity, enhance efficiency, and increase profitability. The Company recorded a pre-tax restructuring credit of $2 million in the first nine months of 2004 related to these restructuring initiatives, primarily due to changes in estimates of sublease income associated with previously announced efforts to sublease excess facilities. The Company recorded total pre-tax restructuring charges of $35 million and $59 million in the third quarter and first nine months of 2003, respectively.

     A summary of the activity in the restructuring reserve related to the Company's 2003, 2002, and 2001 restructuring initiatives for the third quarter and first nine months of 2004 is as follows:

--------------------------------------------------------------------------------
Three months ended                                Workforce   Facilities
   September 30, 2004                             Reduction   Reduction   Total
--------------------------------------------------------------------------------
Balance at June 30, 2004                             $  7       $ 166     $ 173
Restructuring charges                                  (1)          1         -
Cash payments                                          (3)        (12)      (15)
Non-cash charges (1)                                   (1)          -        (1)
Other (2)                                               -           2         2
--------------------------------------------------------------------------------
Balance at September 30, 2004                        $  2(3)    $ 157(4)  $ 159
================================================================================

--------------------------------------------------------------------------------
Nine months ended                                 Workforce   Facilities
   September 30, 2004                             Reduction   Reduction   Total
--------------------------------------------------------------------------------
Balance at December 31, 2003                         $ 19       $ 201     $ 220
Restructuring charges                                  (1)         (1)       (2)
Cash payments                                         (14)        (49)      (63)
Non-cash charges (1)                                   (2)          -        (2)
Other (2)                                               -           6         6
--------------------------------------------------------------------------------
Balance at September 30, 2004                        $  2(3)    $ 157(4)  $ 159
================================================================================
(1)  Primarily includes charges for officers' stock-based compensation.
(2) Primarily includes the accretion of facilities restructuring reserves, which are initially recorded at net present value. Accretion expense is recorded in occupancy and equipment expense on the Condensed Consolidated Statement of Income.
(3) Balance is related to the Company's 2002 restructuring initiatives. The Company expects to substantially utilize the remaining workforce reduction reserve through cash payments for severance pay and benefits over the respective severance periods through 2005.
(4) Includes $6 million, $62 million, and $89 million related to the Company's 2003, 2002, and 2001 restructuring initiatives, respectively. The Company expects to substantially utilize the remaining facilities reduction reserve through cash payments for the net lease expense over the respective lease terms through 2017.


5.   Discontinued Operations

     On  August 31,  2004,  the  Company  entered  into  a  definitive  purchase agreement with UBS Securities LLC and UBS Americas Inc. (collectively referred to as UBS) in which UBS agreed to acquire all of the partnership interests of Schwab Capital Markets L.P. and all of the outstanding capital stock of SoundView Technology Group, Inc. (collectively referred to as Schwab Soundview Capital Markets, or SSCM) for $265 million in cash. In this transaction, the Company and Schwab also committed to eight-year order routing and execution services agreements with UBS for the handling of Schwab's equity and listed options order flow. SSCM comprises substantially all of the Capital Markets segment. See note "19 - Subsequent Events" for details on the closing of this transaction.
     The results of operations, net of income taxes, and cash flows of SSCM have been presented as discontinued operations on the Condensed Consolidated Statements of Income and of Cash Flows, respectively, and the assets and liabilities of SSCM have each been combined and presented as assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheet. The Company's consolidated prior period revenues, expenses, taxes on income, assets, liabilities, and cash flows have been adjusted to reflect this presentation.
     The carrying amounts of SSCM assets and liabilities are as follows:

--------------------------------------------------------------------------------
                                                   September 30,   December 31,
                                                       2004           2003
--------------------------------------------------------------------------------
Assets
Cash                                                  $  97          $  49
Receivables from brokers, dealers
   and clearing organizations                             1             80
Securities owned                                         97             89
Goodwill and intangible assets                          145             28
Other assets                                             31             15
--------------------------------------------------------------------------------
Total assets                                          $ 371          $ 261
--------------------------------------------------------------------------------
Liabilities
Payables to brokers, dealers
   and clearing organizations                         $   -          $  28
Accrued expenses and other liabilities                  125            116
--------------------------------------------------------------------------------
Total liabilities                                     $ 125          $ 144
--------------------------------------------------------------------------------

     On January 31, 2003, the Company sold its United Kingdom (U.K.) brokerage subsidiary, CSE, to Barclays PLC. The results of the operations of CSE, net of income taxes, have been presented as discontinued operations on the Condensed Consolidated Statement of Income. The Company retained certain restructuring-related obligations following the sale of CSE, primarily related to facilities leases. The restructuring reserve balance related to CSE, which is net of estimated sublease income, is $13 million and $14 million at September 30, 2004 and December 31, 2003, respectively. The decrease in the reserve balance was due to cash payments and other adjustments of $4 million, substantially offset by a charge of $3 million for changes in estimates of facilities sublease income.

     A summary of revenues and gains (losses) for discontinued operations is as follows:

--------------------------------------------------------------------------------
                                                     Three          Nine
                                                  Months Ended   Months Ended
                                                  September 30,  September 30,
                                                  2004    2003   2004    2003
--------------------------------------------------------------------------------
Revenues (1)                                     $  49   $  55  $ 215   $ 144
  Write-down of SSCM investment (2)              $(105)  $   -  $(105)  $   -
  Pre-tax profit (loss) (3)                      $ (26)  $   6  $ (13)  $  (8)
Total pre-tax gains (losses)                     $(131)  $   6  $(118)  $  (8)
After-tax gains (losses)                         $ (87)  $   3  $ (79)  $  (6)
--------------------------------------------------------------------------------
(1) Includes revenues of $4 million in the first nine months of 2003 related to CSE.
(2) Reflects a goodwill impairment charge of $95 million and a charge to reduce the carrying amount of the SSCM investment to its approximate fair value less selling costs.
(3) Excludes write-down of SSCM investment. Includes restructuring charges related to SSCM of $16 million in the third quarter and first nine months of 2004, and $2 million in the third quarter and first nine months of 2003. Includes CSE post-sale adjustments of a $3 million loss in the third quarter and first nine months of 2004, and a $5 million gain in the third quarter of 2003.


6.   Business Acquisitions and Divestiture

     In January 2004, the Company completed its acquisition of SoundView Technology Group, Inc. (SoundView) for approximately $340 million, or $289 million net of SoundView's cash and cash equivalents acquired. Additionally, the Company recorded securities owned of $93 million related to this acquisition. As a result of a purchase price allocation, the Company recorded goodwill of $194 million and intangible assets of $21 million related to this acquisition. In August 2004, the Company agreed to sell SSCM, including all outstanding capital stock of SoundView. See note "5 - Discontinued Operations" for further discussion.
     In October 2003, U.S. Trust acquired State Street Corporation's Private Asset Management group, a provider of wealth management services to clients in the New England area, for $365 million.
     In June 2003, the Company sold its investment in Aitken Campbell, a market-making joint venture in the U.K., to the Company's joint venture partner, TD Waterhouse Group, Inc. In the first quarter of 2003, the Company recorded an impairment charge of $5 million pre-tax to reduce the carrying value of its investment and a deferred income tax benefit of $16 million. The Company's share of Aitken Campbell's historical earnings, which was accounted for under the equity method, was not material to the Company's results of operations, EPS, or cash flows.


7.   Loans to Banking Clients and Related Allowance for Credit Losses

     An analysis of the composition of the loan portfolio is as follows:

--------------------------------------------------------------------------------
                                                  September 30,   December 31,
                                                      2004           2003
--------------------------------------------------------------------------------
Residential real estate mortgages                  $ 4,880        $ 4,624
Consumer loans                                         877            735
Other                                                  474            404
--------------------------------------------------------------------------------
  Total loans                                        6,231          5,763
  Less: allowance for credit losses                    (29)           (27)
--------------------------------------------------------------------------------
Loans to banking clients - net                     $ 6,202        $ 5,736
================================================================================

     Included in the loan portfolio are nonaccrual loans totaling $1 million at both September 30, 2004 and December 31, 2003. Nonaccrual loans are considered impaired by the Company, and represent all of the Company's nonperforming assets at both September 30, 2004 and December 31, 2003. For each of the third quarters and first nine months of 2004 and 2003, the impact of interest revenue which would have been earned on nonaccrual loans versus interest revenue recognized on these loans was not material to the Company's results of operations.
     The amount of loans accruing interest that were contractually 90 days or more past due was immaterial at both September 30, 2004 and December 31, 2003.
     Recoveries and charge-offs related to the allowance for credit losses on the loan portfolio were not material for each of the third quarters and first nine months of 2004 and 2003.


8.   Loans Held for Sale

     In the third quarter of 2004, U.S. Trust reclassified $1.0 billion of existing loans to banking clients to loans held for sale, reflecting a securitization transaction expected to be completed in the fourth quarter of 2004. See note "19 - Subsequent Events" for further discussion.
     Loans held for sale also include fixed- and adjustable-rate mortgage loans originated by Schwab Bank and intended for sale. Schwab Bank's loans held for sale are stated at lower of cost or market value. Market value is determined using quoted market prices.

9.   Deposits from Banking Clients

     Deposits from banking clients consist of money market and other savings deposits, certificates of deposit, and noninterest-bearing deposits. Deposits from banking clients are as follows:

--------------------------------------------------------------------------------
                                                   September 30,  December 31,
                                                       2004          2003
--------------------------------------------------------------------------------
Interest-bearing deposits                           $ 9,545       $ 7,585
Noninterest-bearing deposits                            654           723
--------------------------------------------------------------------------------
  Total                                             $10,199       $ 8,308
================================================================================

     The average rate paid by the Company on its interest-bearing deposits from banking clients was 1.02% and 1.72% for the third quarters of 2004 and 2003, respectively, and 1.12% and 1.90% for the first nine months of 2004 and 2003, respectively.


10.  Long-term Debt

     Long-term debt consists of the following:

--------------------------------------------------------------------------------
                                                   September 30,  December 31,
                                                       2004          2003
--------------------------------------------------------------------------------
Senior Medium-Term Notes, Series A                    $ 408         $ 466
Lease financing liability                               135             -
Note payable                                              -           235
8.41% Trust Preferred Capital Securities                 52            52
Fair value adjustment (1)                                16            19
--------------------------------------------------------------------------------
  Total                                               $ 611         $ 772
================================================================================
(1)  Represents the fair value adjustment related to hedged Medium-Term Notes.

     Upon  adoption  of  Financial  Accounting  Standards  Board  Interpretation
(FIN) No. 46 - Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 - Consolidated Financial Statements, in the first quarter of 2003, the Company consolidated a special purpose trust (Trust) and recorded a note payable of $235 million. This Trust was formed in 2000 to finance the acquisition and renovation of an office building and land.
     In June 2004, the Company exercised its option to purchase this property from the Trust and repaid $99 million of the note payable. Simultaneously, the Company completed a transaction on this property with American Financial Realty Trust, a publicly-traded real estate investment trust, resulting in proceeds of $136 million, which was used to repay the remainder of the note payable, and a 20-year lease. This transaction was accounted for as a financing. The lease financing liability of $136 million will be reduced by a portion of the lease payments over the 20-year term.
     Annual maturities on long-term debt outstanding at September 30, 2004 are as follows:

--------------------------------------------------------------------------------
2004                                                                    $   23
2005                                                                        60
2006                                                                        72
2007                                                                        43
2008                                                                        20
Thereafter                                                                 377
--------------------------------------------------------------------------------
Total maturities                                                           595
Fair value adjustment                                                       16
--------------------------------------------------------------------------------
   Total                                                                $  611
================================================================================


11.  Pension and Other Postretirement Benefits

     U.S. Trust maintains a trustee managed, noncontributory, qualified defined benefit pension plan, the U.S. Trust Corporation Employees' Retirement Plan (the Pension Plan), for the benefit of eligible U.S. Trust employees. U.S. Trust also provides certain health care and life insurance benefits for active employees and certain qualifying retired employees and their dependents.
     The following table summarizes the components of the net periodic benefit expense related to the Pension Plan and health care and life insurance benefits:

--------------------------------------------------------------------------------
                                               2004               2003
                                         ----------------   ----------------
Three months ended                       Pension Health &   Pension Health &
   September 30,                         Plan     Life      Plan     Life
--------------------------------------------------------------------------------
Service cost and expenses                $  3     $  -      $  3     $  -
Interest cost                               5        -         5        -
Expected return on
   plan assets                             (6)       -        (6)       -
Amortization of
   prior service cost                      (1)       -         -        -
Amortization of
   net loss                                 1        -         -        -
--------------------------------------------------------------------------------
Net periodic benefit expense             $  2     $  -      $  2     $  -
================================================================================

--------------------------------------------------------------------------------
                                               2004               2003
                                         ----------------   ----------------
Nine months ended                        Pension Health &   Pension Health &
   September 30,                         Plan     Life      Plan     Life
--------------------------------------------------------------------------------
Service cost and expenses                $  8     $  -      $ 10     $  -
Interest cost                              13        1        14        1
Expected return on
   plan assets                            (16)       -       (18)       -
Amortization of
   prior service cost                      (3)       -         -        -
Amortization of
   net loss                                 4        -         -        -
--------------------------------------------------------------------------------
Net periodic benefit expense             $  6     $  1      $  6     $  1
================================================================================

12.  Comprehensive Income

     Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is presented in the following table:

--------------------------------------------------------------------------------
                                                     Three           Nine
                                                  Months Ended   Months Ended
                                                  September 30,  September 30,
                                                  2004    2003   2004    2003
--------------------------------------------------------------------------------
Net income (loss)                                $ (41)  $ 127  $ 233   $ 324
Other comprehensive income (loss):
   Net gain on cash flow
     hedging instruments                             2       7     11      13
   Change in net unrealized gain (loss)
     on securities available for sale               19     (10)    (7)    (12)
   Foreign currency translation
     adjustment                                      1       -      1       5
--------------------------------------------------------------------------------
Total comprehensive income (loss),
   net of tax                                    $ (19)  $ 124  $ 238   $ 330
================================================================================


13.  Earnings Per Share

     Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. EPS under the basic and diluted computations are presented in the following table:

--------------------------------------------------------------------------------
                                                     Three           Nine
                                                  Months Ended   Months Ended
                                                  September 30,  September 30,
                                                  2004    2003   2004    2003
--------------------------------------------------------------------------------
Net income (loss)                               $  (41) $  127 $  233  $  324
--------------------------------------------------------------------------------
Weighted-average common
   shares outstanding - basic                    1,344   1,342  1,348   1,341
Common stock equivalent shares
   related to stock incentive plans                 20      24     22      20
--------------------------------------------------------------------------------
Weighted-average common
   shares outstanding - diluted                  1,364   1,366  1,370   1,361
================================================================================
Basic EPS:
Income from continuing operations               $  .03  $  .09 $  .23  $  .24
Gain (loss) from discontinued
   operations, net of tax                         (.06)      -   (.06)      -
Net income (loss)                               $ (.03) $  .09 $  .17  $  .24
--------------------------------------------------------------------------------
Diluted EPS:
Income from continuing operations               $  .03  $  .09 $  .23  $  .24
Gain (loss) from discontinued
   operations, net of tax                         (.06)      -   (.06)      -
Net income (loss)                               $ (.03) $  .09 $  .17  $  .24
--------------------------------------------------------------------------------

     The computation of diluted EPS excludes outstanding stock options to purchase 95 million and 88 million shares for the third quarters of 2004 and 2003, respectively, and 95 million and 111 million shares for the first nine months of 2004 and 2003, respectively, because the exercise prices for those options were greater than the average market price of the common shares, and therefore the effect would be antidilutive.

14.  Regulatory Requirements

     CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended (the Act).
     Under the Act, the Federal Reserve Board has established consolidated capital requirements for bank holding companies. The regulatory capital and ratios of the Company, U.S. Trust, United States Trust Company of New York (U.S. Trust NY), U.S. Trust Company, National Association (U.S. Trust NA), and Schwab Bank are presented in the following table:

--------------------------------------------------------------------------------
                                                      2004            2003
                                                --------------- ---------------
September 30,                                   Amount Ratio(1) Amount Ratio(1)
--------------------------------------------------------------------------------
Tier 1 Capital:
  Company                                      $ 3,513   18.7% $ 3,784   23.6%
  U.S. Trust                                   $   692   14.2% $   647   15.3%
  U.S. Trust NY                                $   372    9.9% $   361   10.3%
  U.S. Trust NA(2)                             $   283   27.0% $   254   40.0%
  Schwab Bank                                  $   346   24.3% $   276   60.0%
Total Capital:
  Company                                      $ 3,543   18.8% $ 3,813   23.7%
  U.S. Trust                                   $   719   14.8% $   673   15.9%
  U.S. Trust NY                                $   396   10.6% $   384   10.9%
  U.S. Trust NA(2)                             $   287   27.2% $   257   40.5%
  Schwab Bank                                  $   347   24.4% $   276   60.0%
Tier 1 Leverage:
  Company                                      $ 3,513    7.7% $ 3,784    9.0%
  U.S. Trust                                   $   692    7.7% $   647    8.8%
  U.S. Trust NY                                $   372    5.5% $   361    5.9%
  U.S. Trust NA(2)                             $   283   11.2% $   254   16.9%
  Schwab Bank                                  $   346    8.8% $   276   24.7%
--------------------------------------------------------------------------------
(1) Minimum tier 1 capital, total capital, and tier 1 leverage ratios are 4%, 8%, and 3%-5%, respectively, for bank holding companies and banks. Additionally, Schwab Bank is subject to a minimum tier 1 leverage ratio of 8% for its first three years of operations. Well-capitalized tier 1 capital, total capital, and tier 1 leverage ratios are 6%, 10%, and 5%, respectively. Each of CSC's other depository institution subsidiaries exceed the well-capitalized standards set forth by the banking regulatory authorities.
(2) During 2003, U.S. Trust consolidated its regional subsidiary banks located outside of New York and New Jersey into U.S. Trust NA, a single nationally-chartered banking entity. Amounts and ratios for September 30, 2003 have been calculated based on this consolidation.

     Based on their respective regulatory capital ratios at September 30, 2004 and 2003, the Company, U.S. Trust, U.S. Trust NY, U.S. Trust NA, and Schwab Bank are considered well capitalized (the highest category) pursuant to Federal Reserve Board guidelines. There are no conditions or events that management believes have changed the Company's, U.S. Trust's, U.S. Trust NY's, U.S. Trust NA's, or Schwab Bank's well-capitalized status.
     Schwab is subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule). Schwab computes net capital under the alternative method permitted by this Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. At September 30, 2004, 2% of aggregate debits was $186 million, which exceeded the minimum dollar requirement for Schwab of $1 million. At September 30, 2004, Schwab's net capital was $1.1 billion (12% of aggregate debit balances), which was $956 million in excess of its minimum required net capital and $678 million in excess of 5% of aggregate debit balances. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.


15.  Commitments and Contingent Liabilities

     Guarantees: The Company provides certain indemnifications (i.e., protection against damage or loss) to counterparties in connection with the disposition of certain of its assets. Such indemnifications typically relate to title to the assets transferred, ownership of intellectual property rights (e.g., patents), accuracy of financial statements, compliance with laws and regulations, failure to pay, satisfy or discharge any liability, or to defend claims, as well as errors, omissions, and misrepresentations. These indemnification agreements have various expiration dates and the Company's liability under these agreements is generally limited to certain maximum amounts. At September 30, 2004, the Company's maximum potential liability under these indemnification agreements is limited to approximately $100 million. Additionally, the Company has guaranteed certain payments in the event of a termination of certain mutual fund sub-advisor agreements, related to the adoption of AXA Rosenberg LLC's U.S. family of mutual funds, known as the Laudus Funds. The maximum aggregate guarantee is $75 million through 2011, and $50 million thereafter. The Company does not believe that any material loss related to such indemnifications is likely and therefore the liabilities recorded for these guarantees are immaterial.
     The Company has clients that sell (i.e.,  write)  listed  option  contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company satisfies the margin requirements by arranging standby letters of credit (LOCs), in favor of the clearing houses, that are guaranteed by multiple banks. At September 30, 2004, the outstanding value of these LOCs totaled  $630  million.  No funds were drawn under these LOCs at  September  30,
2004.
     The Company also provides guarantees to securities clearing houses and exchanges under their standard membership agreement, which requires members to guarantee the performance of other members. Under the agreement, if another member becomes unable to satisfy its obligations to the clearing houses and exchanges, other members would be required to meet shortfalls. The Company's liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these arrangements is remote. Accordingly, no liability has been recognized for these transactions.
     Legal contingencies: The nature of the Company's business subjects it to claims, lawsuits, regulatory examinations, and other proceedings in the ordinary course of business. The results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company's results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company's financial condition, results of operations, and cash flows. However, it is the opinion of management, after consultation with legal counsel, that the ultimate outcome of these existing claims and proceedings will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.


16.  Financial Instruments Subject to Market Risk

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

     Information on these Swaps is summarized in the following table:

--------------------------------------------------------------------------------
                                                   September 30,  December 31,
                                                       2004           2003
--------------------------------------------------------------------------------
Notional principal amount (in millions)              $  825         $  705
Weighted-average variable interest rate               1.80%          1.17%
Weighted-average fixed interest rate                  4.85%          6.41%
Weighted-average maturity (in years)                    2.7            1.0
--------------------------------------------------------------------------------

     At September 30, 2004, Swaps with a combined notional amount of $625 million were designated as cash flow hedges under SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities with changes in their fair values primarily recorded in other comprehensive income (loss), a component of stockholders' equity.
     Due to a divergence between LIBOR rates and the variable rate paid on banking client deposits, the remaining Swaps with a combined notional amount of $200 million were de-designated as cash flow hedges for accounting purposes in the second quarter of 2004. Changes in fair value of these Swaps, which were immaterial for the third quarter and first nine months of 2004, are recorded in interest expense. These Swaps mature over the remainder of 2004 and will not have a material impact on the Company's financial position, results of operations, EPS, or cash flows.
     At September 30, 2004 and December 31, 2003, U.S. Trust recorded a derivative liability of $13 million and $33 million, respectively, for all U.S. Trust Swaps. Based on current interest rate assumptions and assuming no additional Swap agreements are entered into, U.S. Trust expects to reclassify approximately $7 million, or $4 million after tax, from other comprehensive loss to interest expense over the next twelve months.
     CSC uses Swaps to effectively convert the interest rate characteristics of a portion of its Medium-Term Notes from fixed to variable. These Swaps are structured for CSC to receive a fixed rate of interest and pay a variable rate of interest based on the three-month LIBOR rate. The variable interest rates reset every three months.
     Information on these Swaps is summarized in the following table:

--------------------------------------------------------------------------------
                                                   September 30,  December 31,
                                                       2004           2003
--------------------------------------------------------------------------------
Notional principal amount (in millions)              $  293         $  293
Weighted-average variable interest rate               4.24%          3.62%
Weighted-average fixed interest rate                  7.57%          7.57%
Weighted-average maturity (in years)                    4.5            5.3
--------------------------------------------------------------------------------

     These Swaps have been designated as fair value hedges under SFAS No. 133, and are recorded on the Condensed Consolidated Balance Sheet. Changes in the fair value of the Swaps are completely offset by changes in fair value of the hedged Medium-Term Notes. Therefore, there is no effect on net income. At September 30, 2004 and December 31, 2003, CSC recorded a derivative asset of $16 million and $19 million, respectively, for these Swaps. Concurrently, the carrying value of the Medium-Term Notes was increased by $16 million and $19 million, at September 30, 2004 and December 31, 2003, respectively.


17.  Segment Information

     The Company structures its segments according to its various types of clients and the services provided to those clients. These segments have been aggregated, based on similarities in economic characteristics, types of clients, services provided, distribution channels, and regulatory environment, into three reportable segments - Individual Investor, Institutional Investor, and U.S. Trust. In the third quarter of 2004, as a result of the Company's exit from the capital markets business, the previously-reported Capital Markets segment has been eliminated.
     In the first quarter of 2004, the Company changed its methodology for the computation of its segment information. The new methodology utilizes an activity-based costing model to allocate traditional income statement line item expenses (e.g., compensation and benefits, depreciation, and professional services) to the business activities driving segment expenses (e.g., client service, opening new accounts, or business development). Previously-reported segment information has been revised to reflect this new methodology. Previously, except for the U.S. Trust segment, for which expenses were directly incurred, technology, corporate, and general administrative expenses were allocated to the remaining segments generally in proportion to either their respective revenues or average full-time equivalent employees.
     The Company periodically reallocates certain revenues and expenses among the segments to align them with changes in the Company's organizational structure. Previously-reported segment information has been revised to reflect changes during the year in the Company's internal organization. The Company evaluates the performance of its segments based on adjusted operating income before taxes (a non-GAAP income measure), which excludes items such as restructuring charges, acquisition- and merger-related charges, impairment charges, discontinued operations, and extraordinary items. Intersegment revenues are not material and are therefore not disclosed. Total revenues, income from continuing operations before taxes on income, and net income are equal to the amounts as reported on the Condensed Consolidated Statement of Income.
     Financial information for the Company's reportable segments is presented in the following table:

--------------------------------------------------------------------------------
                                                     Three           Nine
                                                  Months Ended    Months Ended
                                                  September 30,   September 30,
                                                  2004    2003    2004    2003
--------------------------------------------------------------------------------
Revenues:
Individual Investor                             $  557   $ 615  $1,844  $1,720
Institutional Investor                             213     212     668     604
U.S. Trust                                         197     159     572     461
Unallocated                                         19      11      44      49
--------------------------------------------------------------------------------
Operating revenues                                 986     997   3,128   2,834
Non-operating revenue(1)                            14       -      14       -
--------------------------------------------------------------------------------
  Total                                         $1,000   $ 997  $3,142  $2,834
================================================================================
Adjusted operating income
  before taxes:
Individual Investor                             $   85   $ 133  $  340  $  286
Institutional Investor                              62      82     207     226
U.S. Trust (2)                                      20      18      37      37
Unallocated                                          3      (2)      1      (1)
--------------------------------------------------------------------------------
  Adjusted operating income
    before taxes                                   170     231     585     548
  Excluded items (3)                               (98)    (35)   (100)    (64)
--------------------------------------------------------------------------------
Income from continuing
  operations before taxes on
  income                                            72     196     485     484
Taxes on income                                    (26)    (72)   (173)   (154)
Gain (loss) from discontinued
  operations, net of tax                           (87)      3     (79)     (6)
--------------------------------------------------------------------------------
Net Income (Loss)                               $  (41)  $ 127  $  233  $  324
================================================================================
(1)  Primarily consists of a pre-tax gain on an investment.
(2) In accordance with the Company's new cost allocation methodology, amounts include costs ($17 million and $15 million in the third quarter of 2004 and 2003, respectively, and $46 million and $45 million in the first nine months of 2004 and 2003, respectively) allocated to U.S. Trust.
(3) Includes restructuring charges of $112 million and $114 million for the third quarter and first nine months of 2004, respectively. Includes restructuring charges of $35 million and $59 million for the third quarter and first nine months of 2003, respectively (see note "4 - Restructuring") and a pre-tax gain on an investment of $14 million in the third quarter and first nine months of 2004. Also includes an impairment charge of $5 million related to the Company's investment in its U.K. market-making operation for the first nine months of 2003 (see note "6 - Business Acquisitions and Divestiture").

18.  Supplemental Cash Flow Information

     Certain information affecting the cash flows of the Company is presented in the following table:

--------------------------------------------------------------------------------
                                                                     Nine
                                                                 Months Ended
                                                                 September 30,
                                                                 2004    2003
--------------------------------------------------------------------------------
Income taxes paid                                              $  139   $ 167
--------------------------------------------------------------------------------
Interest paid:
  Deposits from banking clients                                $   85   $  65
  Brokerage client cash balances                                   58      63
  Long-term debt                                                   23      33
  Short-term borrowings                                             3      11
  Other                                                            11      13
--------------------------------------------------------------------------------
Total interest paid                                            $  180   $ 185
================================================================================
Non-cash investing and financing activities:
Reclassification of banking client loans
  to loans held for sale (1)                                   $1,030       -
Consolidation of special purpose trust: (2)
  Building and land                                                 -   $ 229
  Note payable and other liabilities                                -   $ 228
Common stock and options issued
  for purchase of businesses                                   $    3   $   4
--------------------------------------------------------------------------------
(1) In the third quarter of 2004, U.S. Trust reclassified existing loans to banking clients to loans held for sale (see note "8 - Loans Held for Sale").
(2) Upon adoption of FIN No. 46 in the first quarter of 2003, the Company consolidated a special purpose trust (see note "10 - Long-term Debt").

19.  Subsequent Events

     On October 4, 2004, the Company announced several changes to its commission rates, including a reduction of its base online equity commission, expanded access to $9.95 online equity commissions, and lower commissions on online and broker-assisted trades of options contracts. These pricing changes became effective November 1, 2004.
     On October 26, 2004, U.S. Trust securitized $1.0 billion of residential mortgage loans originated through its private banking business and retained approximately 80% of the mortgage pass-through certificates created by the securitization process. This securitization transaction will not have a material impact on the Company's results of operations or EPS.
     On October 29, 2004, the Company completed the sale of its capital markets business, SSCM, to UBS. At closing, the Company and Schwab entered into eight-year order routing and execution services agreements with UBS for the handling of Schwab's equity and listed options order flow.

                         THE CHARLES SCHWAB CORPORATION

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

                             Description of Business

     Overview:  In the third  quarter of 2004,  the Charles  Schwab  Corporation
(CSC) and its subsidiaries (collectively referred to as the Company) intensified their focus on serving individual investors and the advisors who work with them. The Company announced its exit from the capital markets business, which is expected to be completed during the fourth quarter (see Discontinued Operations and Subsequent Events for further discussion), and significantly reduced commission pricing for a wide array of clients. However, continuing geopolitical and energy market uncertainties, a close presidential race, and summer vacation season all affected client engagement during much of the third quarter of 2004. Client daily average revenue trades declined by 10% from the second quarter of 2004, and 12% compared to the year-ago level. The Company's commission pricing reductions and the downturn in trading activity were the primary causes of the 29% decline in the Company's trading revenues from the second quarter of 2004. Although client trading activity decreased, the Company's non-trading revenues - asset management and administration fees, net interest revenue, and other revenues - reached a record level in the third quarter of 2004, as the Company continued its focus on building stronger client relationships. Net new client assets of $13.0 billion for the third quarter of 2004 were up 23% from the year-ago level. Additionally, assets in client accounts reached $1.0 trillion at September 30, 2004, an increase of $124.2 billion, or 14%, from a year ago.
     The Company provides securities brokerage, banking, and related financial services for 7.4 million active client accounts(a). Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 283 domestic branch offices in 45 states, as well as a branch in the Commonwealth of Puerto Rico. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as
U.S. Trust) is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services with 38 offices in 15 states. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, CyberTrader, Inc., an electronic trading technology and brokerage firm providing services to highly active, online traders, and Charles Schwab Bank, N.A. (Schwab Bank), a retail bank.
     The Company provides financial services to individuals and institutional clients through three segments - Individual Investor, Institutional Investor, and U.S. Trust. See note "17 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for a discussion of the previously-reported Capital Markets segment. The Individual Investor segment includes the Company's retail brokerage and banking operations. The Institutional Investor segment provides custodial, trading and support services to independent investment advisors (IAs), serves company 401(k) plan sponsors and third-party administrators, and supports company stock option plans. The U.S. Trust segment provides investment, wealth management, custody, fiduciary, and private banking services to individual and institutional clients.
     Management   of  the  Company   focuses  on  several  key   financial   and
non-financial metrics (as shown in the following table) in evaluating the Company's financial position and operating performance:

--------------------------------------------------------------------------------
                                                 Three Months    Nine Months
                                                    Ended           Ended
                                                 September 30,   September 30,
Key Metrics                                      2004    2003    2004    2003
--------------------------------------------------------------------------------
Client Activity Metrics:
Net new client assets (in billions) (1)      $   13.0  $ 10.6  $ 33.5  $ 31.3
   Percent change                                 23%              7%
Client assets
   (in billions, at period end)              $1,000.9  $876.7
   Percent change                                 14%
Daily average revenue trades
   (in thousands)                               128.1   145.1   149.2   133.8
   Percent change                                (12%)            12%
Company Financial Metrics:
Revenue growth (decline) from
   prior year's period                              -      1%     11%     (5%)
After-tax profit margin                         (4.1%)  12.7%    7.4%   11.4%
Return on stockholders' equity                    (3%)    12%      7%     10%
Net income (loss) growth (decline)
   from prior year's period                       n/m     n/m    (28%)    72%
Revenue per average full-time
   equivalent employee
   (annualized, in thousands)                $    260   $ 254   $ 261   $ 237
   Percent change                                  2%             10%
--------------------------------------------------------------------------------
(1) Includes an individual inflow of $2.1 billion in the third quarter and first nine months of 2004, and an individual outflow of $6.0 billion in the first nine months of 2004, related to mutual fund clearing clients.
n/m  Not meaningful.

     Management continues to believe that the key to sustaining and improving the Company's competitive position will be its ability to combine people and technology in ways that provide investors with the access, information, guidance, advice and control they expect - as well as high-quality service - all at a lower cost than traditional providers of financial services.

--------
(a)      Accounts with balances or activity within the preceding eight months.

     Business Strategy: The Company's primary strategy is to meet the financial services needs of individual investors and independent IAs. To sustain and advance this core franchise, the Company remains focused on improving service for these clients and building stronger relationships with them. The Company provides investors and IAs with products and services that are tailored to (a) support a full spectrum of investment styles and life stages, and (b) utilize its scale in operations, distribution, and marketing.
     For further discussion of the Company's business strategy, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Description of Business - Business Strategy" in the Company's 2003 Annual Report to Stockholders, which is filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2003. See also Item 1 - Business - Narrative Description of Business - Business Strategy in the Company's Form 10-K for the year ended December 31, 2003.

     Restructuring: In the second quarter of 2004, the Company commenced a firm-wide cost reduction effort designed to mitigate the financial impact of its recent pricing changes and to strengthen its productivity and efficiency. The goals of this effort include eliminating work that is not essential to meeting client service standards or the Company's ongoing operating needs, reengineering work processes to maximize productivity, minimizing organizational complexity through functional streamlining, and addressing business unit performance across the Company. During the second quarter of 2004, the Company reallocated certain client service functions from its Orlando regional telephone service center to other centers. In the third quarter of 2004, the Company consolidated 38 branch offices into nearby locations, closed 15 additional branch offices, and took steps to streamline its technology organization. Additionally, the Company reduced its operating facilities, primarily by exiting certain administrative office space in California.
     The Company recorded pre-tax restructuring charges of $112 million and $116 million in the third quarter and first nine months of 2004, respectively, reflecting severance costs for approximately 1,050 employees and facilities reduction charges related to the 2004 cost reduction effort.
     The Company expects that its 2004 cost reduction effort will result in an additional 400 to 500 mandatory staff reductions by the end of 2004. The Company also expects that fourth quarter restructuring charges associated with its 2004 cost reduction effort will be approximately $65 million, or $40 million after-tax. The Company currently estimates that its 2004 cost reduction efforts will result in the identification and implementation of approximately $275 million in annualized cost savings by the end of 2004, with the expectation that the full benefit of these savings will be realized in 2005. The Company estimates that its 2004 cost reduction effort will extend through the remainder of 2004 and into 2005. Estimated additional charges for, or expense savings from, cost reduction efforts to be implemented during 2005 have not yet been established.
     The Company's 2003, 2002, and 2001 restructuring initiatives included workforce reductions, reductions in operating facilities, the removal of certain systems hardware, software, and equipment from service, and the withdrawal from certain international operations. The Company recorded a pre-tax restructuring credit of $2 million in the first nine months of 2004 related to these restructuring initiatives, primarily due to changes in estimates of sublease income associated with previously announced efforts to sublease excess facilities. The Company recorded total pre-tax restructuring charges of $35 million and $59 million in the third quarter and first nine months of 2003, respectively.
     As of September 30, 2004, the remaining facilities restructuring reserve of $211 million is net of estimated future sublease income of approximately $300 million. This estimated future sublease income amount is determined based upon a number of factors, including current and expected commercial real estate lease rates in the respective properties' real estate markets, and estimated vacancy periods prior to execution of tenant subleases. At September 30, 2004, approximately 80% of the total square footage targeted for sublease under the restructuring initiatives has been subleased, up from approximately 65% at December 31, 2003. The increase in subleased square footage is primarily due to the subleasing of certain property in New Jersey to a real estate investment trust in the second quarter of 2004, partially offset by the addition of properties in the third quarter of 2004 as part of the 2004 cost reduction effort.
     For further information on the Company's restructuring initiatives, see note "4 - Restructuring" in the Notes to Condensed Consolidated Financial Statements.

     Discontinued Operations: On August 31, 2004, the Company entered into a definitive purchase agreement with UBS Securities LLC and UBS Americas Inc. (collectively referred to as UBS) in which UBS agreed to acquire all of the partnership interests of Schwab Capital Markets L.P. and all of the outstanding capital stock of SoundView Technology Group, Inc. (collectively referred to as Schwab Soundview Capital Markets, or SSCM) for $265 million in cash. In this transaction, the Company and Schwab also committed to eight-year order routing and execution services agreements with UBS for the handling of Schwab's equity and listed options order flow. SSCM comprises substantially all of the Capital Markets segment. See Subsequent Events for details on the closing of this transaction.
     The results of operations, net of income taxes, and cash flows of SSCM have been presented as discontinued operations on the Condensed Consolidated Statements of Income and of Cash Flows, respectively, and the assets and liabilities of SSCM have each been combined and presented as assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheet. The Company's consolidated prior period revenues, expenses, taxes on income, assets, liabilities, and cash flows have been adjusted to reflect this presentation.
     The Company estimates that it will record charges in the fourth quarter of 2004 of approximately $120 million, or $75 million after tax, related to severance costs for employees and facilities reduction charges associated with the withdrawal from the capital markets business.
     On January 31, 2003, the Company sold its United Kingdom (U.K.) brokerage subsidiary, Charles Schwab Europe (CSE), to Barclays PLC. The results of the operations of CSE, net of income taxes, have been presented as discontinued operations on the Condensed Consolidated Statement of Income.
     For further information on the Company's discontinued operations, see note "5 - Discontinued Operations" in the Notes to Condensed Consolidated Financial Statements.

     Regulatory Developments: On September 14, 2004, the Company announced the settlement of a charge brought by the U.S. Securities and Exchange Commission
(SEC) against Schwab for violations of Rule 22c-1 of the Investment Company Act of 1940. As part of the settlement, Schwab agreed to pay a fine of $350,000 and consent to the entry of a cease and desist order without admitting or denying wrongdoing. As disclosed previously, an internal review had identified instances in which Schwab employees accepted substitute mutual fund orders from clients shortly after the 4:00 p.m. E.S.T. market close when clients' orders were rejected by Schwab's electronic order systems and could not be processed as originally submitted. The SEC determined that a number of the order substitutions in question were not permitted under SEC rules.
     As disclosed previously, the Company has been responding to inquiries and subpoenas from federal and state authorities relating to circumstances in which a small number of parties were permitted to engage in short-term trading of certain Excelsior(R)Funds through U.S. Trust. Although the Company is unable to predict the ultimate outcome of these matters, any enforcement actions instituted as a result of the investigations may subject the Company to fines, penalties or other administrative remedies. The Company is cooperating with regulators, and has taken steps to enhance its existing policies and procedures to further discourage, detect, and prevent market timing and late trading.


                                Subsequent Events

     On October 4, 2004, the Company announced several changes to its commission rates, including a reduction of its base online equity commission, expanded access to $9.95 online equity commissions, and lower commissions on online and broker-assisted trades of options contracts. These pricing changes became effective November 1, 2004. The Company estimates that these pricing changes will reduce commission revenues by approximately $85 million, depending on actual client trading patterns, over the twelve months beginning November 2004.
     On October 29, 2004, the Company completed the sale of its capital markets business, SSCM, to UBS. At closing, the Company and Schwab entered into eight-year order routing and execution services agreements with UBS for the handling of Schwab's equity and listed options order flow.
     For a discussion of certain legal developments since September 30, 2004, see Part II - Other Information, Item 1 - Legal Proceedings.


                                 Risk Management

     For discussion on the Company's principal risks and some of the policies and procedures for risk identification, assessment, and mitigation, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management" in the Company's 2003 Annual Report to Stockholders, which is filed as Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2003. See Liquidity and Capital Resources of this report for a discussion on liquidity risk; and see Item 3 - Quantitative and Qualitative Disclosures About Market Risk for additional information relating to market risk.
     The Company continually evaluates and considers a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, services, and other assets. Any such transaction could have a material impact on the Company's financial position, results of operations, earnings per share (EPS), or cash flows. See Discontinued Operations for a discussion of the Company's exit from the capital markets business.
     Given the nature of the Company's revenues, expenses, and risk profile, the Company's earnings and CSC's common stock price have been and may continue to be subject to significant volatility from period to period. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period. Risk is inherent in the Company's business. Consequently, despite the Company's attempts to identify areas of risk, oversee operational areas involving risk, and implement policies and procedures designed to mitigate risk, there can be no assurance that the Company will not suffer unexpected losses due to operating or other risks.


                           Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management's beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company's senior management. These statements relate to, among other things, the Company's ability to pursue its business strategy and the Company's ability to sustain and improve its competitive position (see Description of Business - Business Strategy); the impact of the firm-wide cost reduction effort on the Company's results of operations and the Company's ability to realize the estimated cost savings (see Description of Business - Restructuring); the impact of the sale of SSCM on the Company's results of operations (see Description of Business - Discontinued Operations); the outcome of pending regulatory investigations (see Description of Business - Regulatory Developments); the potential impact of future strategic transactions (see Risk Management); the impact of commission pricing reductions on the Company's results of operations (see Subsequent Events and Revenues - Commissions); sources of liquidity and capital (see Liquidity and Capital Resources - Liquidity); the Company's cash position and cash flows (see Liquidity and Capital Resources - Cash and Capital Resources); and contingent liabilities (see Part II - Other Information, Item 1 - Legal Proceedings). Achievement of the expressed beliefs, objectives, and expectations described in these statements is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed beliefs, objectives, and expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q or, in the case of documents incorporated by reference, as of the date of those documents.
     Important factors that may cause such differences are noted in this interim report and include, but are not limited to: the Company's success in building fee-based relationships with its clients; the effect of client trading patterns on Company revenues and earnings; changes in revenues and profit margin due to cyclical securities markets and fluctuations in interest rates; the level and continuing volatility of equity prices; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices, trading volumes, and investor confidence; the Company's ability to recognize the expected benefits of acquisitions or dispositions; geopolitical developments affecting the securities markets, the economy, and investor sentiment; the size and number of the Company's insurance claims; a significant decline in the real estate market, including the Company's ability to sublease certain properties; and the scope of severance payments related to workforce reductions. Other more general factors that may cause such differences include, but are not limited to: the Company's inability to attract and retain key personnel; the timing and impact of changes in the Company's level of investments in personnel, technology, or advertising; changes in technology; computer system failures and security breaches; evolving legislation, regulation and changing industry practices adversely affecting the Company; adverse results of litigation or regulatory matters; the inability to obtain external financing at acceptable rates; the effects of competitors' pricing, product and service decisions; and intensified industry competition and consolidation.


                          Critical Accounting Policies

     Certain of the Company's accounting policies that involve a higher degree of judgment and complexity are discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition - Critical Accounting Policies" in the Company's 2003 Annual Report to Stockholders, which is filed as
Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2003. There have been no material changes to these critical accounting policies during the first nine months of 2004.


                Three Months Ended September 30, 2004 Compared To
                      Three Months Ended September 30, 2003

     All references to EPS information in this report reflect diluted EPS unless otherwise noted.


FINANCIAL OVERVIEW

     Total revenues for the third quarter of 2004 were $1.0 billion, comparable to the third quarter of 2003. The Company's non-trading revenues, which include asset management and administration fees, interest revenue net of interest expense (referred to as net interest revenue), and other revenues, increased 19% in the third quarter of 2004, compared to the year-ago level. The increase in non-trading revenues was largely due to increases in net interest revenue, resulting primarily from higher levels of and changes in the composition of interest-earning assets, and asset management and administration fees, resulting primarily from higher levels of client assets and higher asset-based fees from certain client relationships. The Company's trading revenues, which include commissions and principal transaction revenues, decreased 41% from the third quarter of 2003, primarily due to lower average revenue earned per revenue trade resulting from reductions in the Company's commission pricing, as well as lower client trading activity.
     Total expenses excluding interest during the third quarter of 2004 were $928 million, up 16% from the third quarter of 2003. This increase was due to a $77 million, or 220%, increase in restructuring charges and a $37 million, or 9%, increase in compensation and benefits expense, primarily due to the restoration of the Company's 401(k) employee contribution match, as well as higher levels of discretionary bonuses and incentives to employees.
     Income from continuing operations before taxes on income was $72 million for the third quarter of 2004, down 63% from the third quarter of 2003. This decrease was primarily due to the combination of factors discussed separately above. Loss from discontinued operations, net of tax, was $87 million for the third quarter of 2004, compared to a gain from discontinued operations, net of tax, of $3 million for the third quarter of 2003. The Company recognized a net loss of $41 million, or $.03 per share, for the third quarter of 2004, compared to net income of $127 million, or $.09 per share, for the third quarter of 2003. The decrease in net income was primarily due to lower income from continuing operations before taxes on income as discussed above and the loss from discontinued operations. The Company's after-tax profit margin for the third quarter of 2004 was (4.1%), compared to 12.7% for the third quarter of 2003. The annualized return on stockholders' equity for the third quarter of 2004 was (3%), compared to 12% for the third quarter of 2003.

Segment Information: In evaluating the Company's financial performance, management uses adjusted operating income, a non-generally accepted accounting principles (non-GAAP) income measure which excludes items described in the following paragraph. Management believes that adjusted operating income is a useful indicator of the ongoing financial performance of the Company's segments, and a tool that can provide meaningful insight into financial performance without the effects of certain material items that are not expected to be an ongoing part of operations (e.g., extraordinary items, non-operating revenues, restructuring charges, impairment charges, acquisition- and merger-related charges, and discontinued operations).
     In the third quarter of 2004, net loss of $41 million included the following items which in total had the effect of decreasing after-tax income by $148 million: a $9 million after-tax gain on an investment, $70 million of after-tax restructuring charges, and an $87 million after-tax loss from discontinued operations. In the third quarter of 2003, net income of $127 million included the following items which in total had the effect of decreasing after-tax income by $17 million: $20 million of after-tax restructuring charges and a $3 million after-tax gain from discontinued operations.
     As detailed in note "17 - Segment Information" in the Notes to Condensed Consolidated Financial Statements, adjusted operating income before taxes was $170 million for the third quarter of 2004, down $61 million, or 26%, from the third quarter of 2003 primarily due to decreases of $48 million, or 36%, in the Individual Investor segment and $20 million, or 24%, in the Institutional Investor segment. The decrease in the Individual Investor segment was due to lower average revenue earned per revenue trade resulting from reductions in the Company's commission pricing, as well as lower client trading activity. The decrease in the Institutional Investor segment was due to growth in expenses outpacing growth in revenues primarily as a result of higher client acquisition and servicing costs.


REVENUES

     The Company categorizes its revenues as either non-trading or trading. As shown in the following table (in millions), non-trading revenues increased, while trading revenues decreased, in the third quarter of 2004 from the third quarter of 2003.

--------------------------------------------------------------------------------
                                                      Three Months
                                                          Ended
                                                      September 30,    Percent
Composition of Revenues                               2004     2003    Change
--------------------------------------------------------------------------------
Non-trading revenues:
Asset management and
   administration fees                              $  523   $  468       12%
Net interest revenue                                   245      181       35
Other                                                   47       36       31
--------------------------------------------------------------------------------
   Total non-trading revenues                          815      685       19
--------------------------------------------------------------------------------
Trading revenues:
Commissions                                            163      290      (44)
Principal transactions                                  22       22        -
--------------------------------------------------------------------------------
   Total trading revenues                              185      312      (41)
--------------------------------------------------------------------------------
Total                                               $1,000   $  997        -
================================================================================
Percentage of total revenues:
Non-trading revenues                                   82%      69%
Trading revenues                                       18%      31%
--------------------------------------------------------------------------------

     While the Individual Investor and Institutional Investor segments generate both non-trading and trading revenues, the U.S. Trust segment generates primarily non-trading revenues. Revenues by segment are as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                      Three Months
                                                          Ended
                                                      September 30,    Percent
Revenues by Segment                                   2004     2003    Change
--------------------------------------------------------------------------------
Individual Investor                                 $  557   $  615       (9%)
Institutional Investor                                 213      212        -
U.S. Trust                                             197      159       24
Unallocated                                             19       11       73
--------------------------------------------------------------------------------
Operating revenues                                     986      997       (1)
Non-operating revenue (1)                               14        -      n/m
--------------------------------------------------------------------------------
   Total revenues                                   $1,000   $  997        -
================================================================================
(1)  Primarily consists of a pre-tax gain on an investment.
n/m  Not meaningful.

     The decrease in revenues in the Individual Investor segment from the third quarter of 2003 was primarily due to lower average revenue earned per revenue trade and lower client trading activity. The increase in the U.S. Trust segment was primarily due to the acquisition of PAM and higher levels of client assets. See note "17 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.

Asset Management and Administration Fees

     Asset management and administration fees, as shown in the table below (in millions), include mutual fund service fees, as well as fees for other asset-based financial services provided to individual and institutional clients.

--------------------------------------------------------------------------------
                                                      Three Months
                                                          Ended
                                                      September 30,    Percent
Asset Management and Administration Fees              2004     2003    Change
--------------------------------------------------------------------------------
Mutual fund service fees:
   Proprietary funds (SchwabFunds(R),
     Excelsior(R), and other)                        $ 219    $ 223       (2%)
   Mutual Fund OneSource(R)                             93       76       22
   Other                                                12       13       (8)
Asset management and related services                  199      156       28
--------------------------------------------------------------------------------
   Total                                             $ 523    $ 468       12%
================================================================================

     The increase in asset management and administration fees from the third quarter of 2003 was primarily due to higher levels of client assets and higher asset-based fees from certain client relationships, including increases in average assets in and service fees earned on Schwab's Mutual Fund OneSource service.

Commissions

     The Company earns commission revenues, as shown in the following table (in millions), by executing client trades.

--------------------------------------------------------------------------------
                                                      Three Months
                                                          Ended
                                                      September 30,    Percent
Commissions                                           2004     2003    Change
--------------------------------------------------------------------------------
Equity and other securities                          $ 121    $ 237      (49%)
Mutual funds                                            22       29      (24)
Options                                                 20       24      (17)
--------------------------------------------------------------------------------
   Total                                             $ 163    $ 290      (44%)
================================================================================

     The decrease in commission revenues from the third quarter of 2003 was primarily due to lower average revenue earned per revenue trade as a result of significant reductions in commission pricing for a wide range of clients in the second quarter of 2004, as well as lower daily average revenue trades.
     As shown in the following table, average revenue earned per revenue trade decreased 33% and daily average revenue trades executed by the Company decreased 12% in the third quarter of 2004.


--------------------------------------------------------------------------------
                                                      Three Months
                                                          Ended
                                                      September 30,    Percent
Trading Activity                                      2004     2003    Change
--------------------------------------------------------------------------------
Daily average revenue trades
   (in thousands) (1)                                128.1    145.1      (12%)
Accounts that traded (in thousands)                  1,144    1,267      (10)
Average revenue trades
   per account that traded                             7.2      7.3       (1)
Trading frequency proxy (2)                            2.8      3.8      (26)
Number of trading days                                64.0     63.5        1
Average revenue earned
   per revenue trade (3)                            $22.96   $34.11      (33)
Online trades as a percentage of
   total trades                                        88%      87%
--------------------------------------------------------------------------------
(1) Includes all client trades (both individuals and institutions) that generate either commission revenue or revenue from principal markups (i.e., fixed income).
(2)  Represents annualized revenue trades per $100,000 in total client assets.
(3) All periods have been adjusted to reflect the sale of the Company's capital markets business.

     The Company continually monitors its pricing in relation to competitors and periodically adjusts prices to enhance its competitive position, as well as to attract and retain clients. The Company continues to actively evaluate commission rates and fee structures for certain clients. See Subsequent Events.

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

--------------------------------------------------------------------------------
                                                      Three Months
                                                          Ended
                                                      September 30,    Percent
                                                      2004     2003    Change
--------------------------------------------------------------------------------
Interest Revenue:
Margin loans to clients                              $ 114    $  86       33%
Investments, client-related                             77       67       15
Loans to banking clients                                74       57       30
Securities available for sale                           36       17      112
Other                                                   16        8      100
--------------------------------------------------------------------------------
   Total                                               317      235       35
--------------------------------------------------------------------------------
Interest Expense:
Deposits from banking clients                           24       23        4
Brokerage client cash balances                          29       14      107
Long-term debt                                           8        8        -
Short-term borrowings                                    6        4       50
Other                                                    5        5        -
--------------------------------------------------------------------------------
   Total                                                72       54       33
--------------------------------------------------------------------------------
Net interest revenue                                 $ 245    $ 181       35%
================================================================================

     Client-related daily average balances, interest rates, and average net interest spread for the third quarters of 2004 and 2003 are summarized in the following table (in millions):

--------------------------------------------------------------------------------
                                                                 Three Months
                                                                     Ended
                                                                 September 30,
                                                                 2004     2003
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Investments (client-related):
  Average balance outstanding                                $ 20,426 $ 22,096
  Average interest rate                                         1.51%    1.20%
Margin loans to clients:
  Average balance outstanding                                $  8,953 $  7,158
  Average interest rate                                         5.05%    4.79%
Loans to banking clients:
  Average balance outstanding                                $  6,964 $  5,188
  Average interest rate                                         4.24%    4.38%
Securities available for sale:
  Average balance outstanding                                $  4,086 $  1,776
  Average interest rate                                         3.52%    3.76%
Average yield on interest-earning assets                        3.03%    2.51%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                                $ 23,909 $ 23,269
  Average interest rate                                          .48%     .25%
Interest-bearing banking deposits:
  Average balance outstanding                                $  9,306 $  5,427
  Average interest rate                                         1.02%    1.72%
Other interest-bearing sources:
  Average balance outstanding                                $  2,816 $  2,899
  Average interest rate                                         1.37%     .98%
Average noninterest-bearing portion                          $  4,398 $  4,623
Average interest rate on funding sources                         .62%     .50%
Summary:
  Average yield on interest-earning assets                      3.03%    2.51%
  Average interest rate on funding sources                       .62%     .50%
--------------------------------------------------------------------------------
Average net interest spread                                     2.41%    2.01%
================================================================================

     The  increase in net interest  revenue  from the third  quarter of 2003 was primarily due to higher levels of and changes in the composition of interest-earning assets, including increases in margin loan balances, loans to banking clients and securities available for sale, partially offset by higher interest rates on brokerage client cash balances due to recent changes in the interest rate environment.

Principal Transactions

     Principal transaction revenues were $22 million in the third quarters of 2004 and 2003, and are primarily comprised of revenues from client fixed income securities trading activity.

Other Revenues

     Other revenues for the third quarter of 2004 were $47 million, up $11 million, or 31%, from the third quarter of 2003, primarily due to higher net gains on investments.


EXPENSES EXCLUDING INTEREST

     As shown in the table below (in millions), total expenses excluding interest increased in the third quarter of 2004 primarily due to higher levels of restructuring charges, compensation and benefits expense, professional services, and advertising and market development expense, partially offset by lower levels of depreciation and amortization expense.

--------------------------------------------------------------------------------
                                                      Three Months
                                                          Ended
Composition of Expenses,                              September 30,    Percent
   Excluding Interest                                 2004     2003    Change
--------------------------------------------------------------------------------
Compensation and benefits                            $ 455    $ 418        9%
Occupancy and equipment                                 97      106       (8)
Depreciation and amortization                           58       69      (16)
Communications                                          53       59      (10)
Professional services                                   62       44       41
Advertising and market development                      43       31       39
Commissions, clearance and floor brokerage               9       10      (10)
Restructuring charges                                  112       35      220
Other                                                   39       29       34
--------------------------------------------------------------------------------
   Total                                             $ 928    $ 801       16%
================================================================================
Expenses as a percentage of total revenues:
   Total expenses, excluding interest                  93%      80%
   Compensation and benefits                           46%      42%
   Advertising and market development                   4%       3%
--------------------------------------------------------------------------------

Compensation and Benefits

     The increase in compensation and benefits expense from the third quarter of 2003 was primarily due to higher levels of employee benefits, discretionary bonuses to employees, and incentive compensation. The following table shows a comparison of certain compensation and benefits components and employee data (in millions, except as noted):

--------------------------------------------------------------------------------
                                                      Three Months
                                                          Ended
                                                      September 30,    Percent
Compensation and Benefits                             2004     2003    Change
--------------------------------------------------------------------------------
Salaries and wages                                   $ 294    $ 284        4%
Incentive and variable compensation                     89       78       14
Employee benefits and other                             72       56       29
--------------------------------------------------------------------------------
   Total                                             $ 455    $ 418        9%
================================================================================
Full-time equivalent employees
   (at end of quarter, in thousands) (1)              14.8     15.7       (6%)
--------------------------------------------------------------------------------
(1) Includes full-time, part-time and temporary employees, and persons employed on a contract basis. All periods have been adjusted to reflect the sale of the Company's capital markets business.

     Employee benefits and other expenses increased from the third quarter of 2003 primarily due to the restoration of the Company's 401(k) employee contribution match, which was suspended in 2003 (except for a discretionary award to certain non-officer employees made in the fourth quarter of 2003).

Expenses Excluding Compensation and Benefits

     The increase in professional services expense from the third quarter of 2003 was primarily due to higher levels of consulting fees in several areas, including new and expanded products and services, and information technology projects and the Company's firm-wide cost reduction effort, as well as mutual fund sub-advisor fees. The increase in advertising and market development expense from the third quarter of 2003 was primarily due to the Company's increased television and other media spending. The decrease in depreciation and amortization expense from the third quarter of 2003 was primarily due to an increase in fully-amortized assets.

Taxes on Income

     The  Company's   effective  income  tax  rate  on  income  from  continuing operations was 36.1% for the third quarter of 2004, compared to a tax rate of 36.7% for the third quarter of 2003.

                Nine Months Ended September 30, 2004 Compared To
                      Nine Months Ended September 30, 2003


FINANCIAL OVERVIEW

     Total revenues for the first nine months of 2004 were $3.1 billion, up $308 million, or 11%, from the first nine months of 2003. The Company's non-trading revenues increased 18% in the first nine months of 2004 compared to the year-ago level primarily due to the factors described in the comparison between the three-month periods. The Company's trading revenues decreased 6% from the first nine months of 2003, primarily due to lower average revenue earned per revenue trade, partially offset by higher client trading activity.
     Total expenses excluding interest during the first nine months of 2004 were $2.7 billion, up 13% from the first nine months of 2003. This increase was primarily due to the factors described in the comparison between the three-month periods.
     Income from continuing operations before taxes on income was $485 million for the first nine months of 2004, comparable to the first nine months of 2003. Loss from discontinued operations, net of tax, was $79 million for the first nine months of 2004, compared to $6 million for the first nine months of 2003. Net income for the first nine months of 2004 was $233 million, or $.17 per share, down 28% from the first nine months of 2003. The decrease in net income was primarily due to a higher loss from discontinued operations. The Company's after-tax profit margin for the first nine months of 2004 was 7.4%, down from 11.4% for the first nine months of 2003. The annualized return on stockholders' equity for the first nine months of 2004 was 7%, down from 10% for the first nine months of 2003.

Segment  Information:   In  the  first  nine  months  of  2004,  net  income  of
$233 million included the following items which in total had the effect of decreasing after-tax income by $141 million: a $9 million after-tax gain on an investment, $71 million of after-tax restructuring charges, and a $79 million after-tax loss from discontinued operations. In the first nine months of 2003, net income of $324 million included the following items which in total had the effect of decreasing after-tax income by $20 million: a $6 million after-tax loss from discontinued operations, $36 million of after-tax restructuring charges, a $5 million investment write-down related to the Company's U.K. market-making operation, a $16 million tax benefit associated with the Company's sale of its U.K. market-making operation, and an $11 million tax benefit associated with the Company's merger with U.S. Trust.
     As detailed in note "17 - Segment Information" in the Notes to Condensed Consolidated Financial Statements, adjusted operating income before taxes was $585 million for the first nine months of 2004, up $37 million, or 7%, from the first nine months of 2003 primarily due to an increase of $54 million, or 19%, in the Individual Investor segment, partially offset by a decrease of $19 million, or 8%, in the Institutional Investor segment. The increase in the Individual Investor segment was primarily due to higher revenues resulting from increased client trading activity and levels of client assets. The decrease in the Institutional Investor segment was primarily due to the factors described in the comparison between the three-month periods.

REVENUES

     As shown in the following table (in millions), non-trading and total revenues increased, while trading revenues decreased, in the first nine months of 2004 from the first nine months of 2003.

--------------------------------------------------------------------------------
                                                       Nine Months
                                                          Ended
                                                      September 30,    Percent
Composition of Revenues                               2004     2003    Change
--------------------------------------------------------------------------------
Non-trading revenues:
Asset management and
   administration fees                              $1,547   $1,345       15%
Net interest revenue                                   678      535       27
Other                                                  110       91       21
--------------------------------------------------------------------------------
    Total non-trading revenues                       2,335    1,971       18
--------------------------------------------------------------------------------
Trading revenues:
Commissions                                            738      793       (7)
Principal transactions                                  69       70       (1)
--------------------------------------------------------------------------------
    Total trading revenues                             807      863       (6)
--------------------------------------------------------------------------------
Total                                               $3,142   $2,834       11%
================================================================================
Percentage of total revenues:
Non-trading revenues                                   74%      70%
Trading revenues                                       26%      30%
--------------------------------------------------------------------------------

     Revenues by segment are as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                       Nine Months
                                                          Ended
                                                      September 30,    Percent
Revenues by Segment                                   2004     2003    Change
--------------------------------------------------------------------------------
Individual Investor                                 $1,844   $1,720        7%
Institutional Investor                                 668      604       11
U.S. Trust                                             572      461       24
Unallocated                                             44       49      (10)
--------------------------------------------------------------------------------
Operating revenues                                   3,128    2,834       10
Non-operating revenue (1)                               14        -      n/m
--------------------------------------------------------------------------------
   Total revenues                                   $3,142   $2,834       11%
================================================================================
(1)  Primarily consists of a pre-tax gain on an investment.
n/m  Not meaningful.

     The increases in revenues in the Individual and Institutional Investor segments from the first nine months of 2003 were primarily due to higher trading volume and levels of client assets. The increase in the U.S. Trust segment was primarily due to the acquisition of PAM and higher levels of client assets. See note "17 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.

Asset Management and Administration Fees

     Asset management and administration fees for the first nine months of 2004 and 2003 are as shown in the table below (in millions):

--------------------------------------------------------------------------------
                                                       Nine Months
                                                          Ended
                                                      September 30,    Percent
Asset Management and Administration Fees              2004     2003    Change
--------------------------------------------------------------------------------
Mutual fund service fees:
   Proprietary funds (SchwabFunds(R),
     Excelsior(R), and other)                       $  648   $  663       (2%)
   Mutual Fund OneSource(R)                            278      200       39
   Other                                                41       36       14
Asset management and related services                  580      446       30
--------------------------------------------------------------------------------
   Total                                            $1,547   $1,345       15%
================================================================================

     The increase in asset management and administration fees from the first nine months of 2003 was primarily due to the factors described in the comparison between the three-month periods.

Commissions

     Commission revenues for the first nine months of 2004 and 2003 are as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                       Nine Months
                                                          Ended
                                                      September 30,    Percent
Commissions                                           2004     2003    Change
--------------------------------------------------------------------------------
Equity and other securities                          $ 580    $ 642      (10%)
Mutual funds                                            86       82        5
Options                                                 72       69        4
--------------------------------------------------------------------------------
   Total                                             $ 738    $ 793       (7%)
================================================================================

     The decrease in commission revenues from the first nine months of 2003 was primarily due to lower average revenue earned per revenue trade as a result of reductions in commission pricing in June 2004, partially offset by higher daily average revenue trades.
     As shown in the following table, average revenue earned per revenue trade decreased 16%, while daily average revenue trades executed by the Company increased 12% in the first nine months of 2004.

--------------------------------------------------------------------------------
                                                       Nine Months
                                                          Ended
                                                      September 30,    Percent
Trading Activity                                      2004     2003    Change
--------------------------------------------------------------------------------
Daily average revenue trades
   (in thousands) (1)                                149.2    133.8       12%
Accounts that traded (in thousands)                  2,355    2,249        5
Average revenue trades
   per account that traded                            11.9     11.2        6
Trading frequency proxy (2)                            3.4      3.7       (8)
Number of trading days (3)                           188.0    187.5        -
Average revenue earned
   per revenue trade (4)                            $29.20   $34.65      (16)
Online trades as a percentage of
   total trades                                        89%      86%
--------------------------------------------------------------------------------
(1) Includes all client trades (both individuals and institutions) that generate either commission revenue or revenue from principal markups (i.e., fixed income).
(2)  Represents annualized revenue trades per $100,000 in total client assets.
(3) Effective in the third quarter of 2003, the Company considers reduced exchange trading sessions as half days.
(4) All periods have been adjusted to reflect the sale of the Company's capital markets business.

Net Interest Revenue

     Net interest revenue for the first nine months of 2004 and 2003 are as shown in the following table (in millions):

--------------------------------------------------------------------------------
                                                       Nine Months
                                                          Ended
                                                      September 30,    Percent
                                                      2004     2003    Change
--------------------------------------------------------------------------------
Interest Revenue:
Margin loans to clients                              $ 325    $ 252       29%
Investments, client-related                            201      218       (8)
Loans to banking clients                               201      169       19
Securities available for sale                           99       52       90
Other                                                   29       26       12
--------------------------------------------------------------------------------
   Total                                               855      717       19
--------------------------------------------------------------------------------
Interest Expense:
Deposits from banking clients                           74       69        7
Brokerage client cash balances                          59       62       (5)
Long-term debt                                          24       27      (11)
Short-term borrowings                                   11       10       10
Other                                                    9       14      (36)
--------------------------------------------------------------------------------
   Total                                               177      182       (3)
--------------------------------------------------------------------------------
Net interest revenue                                 $ 678    $ 535       27%
================================================================================

     Client-related daily average balances, interest rates, and average net interest spread for the first nine months of 2004 and 2003 are summarized in the following table (in millions):

--------------------------------------------------------------------------------
                                                                  Nine Months
                                                                     Ended
                                                                 September 30,
                                                                 2004     2003
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Investments (client-related):
  Average balance outstanding                                $ 20,642 $ 21,744
  Average interest rate                                         1.30%    1.34%
Margin loans to clients:
  Average balance outstanding                                $  8,991 $  6,715
  Average interest rate                                         4.81%    5.02%
Loans to banking clients:
  Average balance outstanding                                $  6,369 $  4,829
  Average interest rate                                         4.20%    4.70%
Securities available for sale:
  Average balance outstanding                                $  3,848 $  1,663
  Average interest rate                                         3.43%    4.17%
Average yield on interest-earning assets                        2.78%    2.65%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                                $ 23,938 $ 23,105
  Average interest rate                                          .33%     .36%
Interest-bearing banking deposits:
  Average balance outstanding                                $  8,795 $  4,879
  Average interest rate                                         1.12%    1.90%
Other interest-bearing sources:
  Average balance outstanding                                $  2,844 $  2,579
  Average interest rate                                         1.05%    1.12%
Average noninterest-bearing portion                          $  4,273 $  4,388
Average interest rate on funding sources                         .52%     .58%
Summary:
  Average yield on interest-earning assets                      2.78%    2.65%
  Average interest rate on funding sources                       .52%     .58%
--------------------------------------------------------------------------------
Average net interest spread                                     2.26%    2.07%
================================================================================

     The increase in net interest revenue from the first nine months of 2003 was
primarily  due  to  higher  levels  of  and  changes  in  the   composition   of
interest-earning assets.

Principal Transactions

     Principal transaction revenues for the first nine months of 2004 were $69 million, down $1 million, or 1%, from the first nine months of 2003.

Other Revenues

     Other revenues for the first nine months of 2004 were $110 million, up $19 million, or 21%, from the first nine months of 2003, primarily due to the factor described in the comparison between the three-month periods, as well as higher account service fees.

EXPENSES EXCLUDING INTEREST

     As shown in the table below (in millions), total expenses excluding interest increased in the first nine months of 2004 primarily due to the factors described in the comparison between the three-month periods.

--------------------------------------------------------------------------------
                                                       Nine Months
                                                          Ended
Composition of Expenses,                              September 30,    Percent
   Excluding Interest                                 2004     2003    Change
--------------------------------------------------------------------------------
Compensation and benefits                           $1,430   $1,230       16%
Occupancy and equipment                                299      322       (7)
Depreciation and amortization                          167      212      (21)
Communications                                         170      169        1
Professional services                                  181      123       47
Advertising and market development                     151      100       51
Commissions, clearance and floor brokerage              29       29        -
Restructuring charges                                  114       59       93
Impairment charges                                       -        5     (100)
Other                                                  116      101       15
--------------------------------------------------------------------------------
   Total                                            $2,657   $2,350       13%
================================================================================
Expenses as a percentage of total revenues:
   Total expenses, excluding interest                  85%      83%
   Compensation and benefits                           46%      43%
   Advertising and market development                   5%       4%
--------------------------------------------------------------------------------

Compensation and Benefits

     The increase in compensation and benefits expense, as well as the increase in employee benefits and other expenses, from the first nine months of 2003 was primarily due to the factors described in the comparison between the three-month periods. The following table shows a comparison of certain compensation and benefits components and employee data (in millions):

--------------------------------------------------------------------------------
                                                       Nine Months
                                                          Ended
                                                      September 30,    Percent
Compensation and Benefits                             2004     2003    Change
--------------------------------------------------------------------------------
Salaries and wages                                  $  923   $  864        7%
Incentive and variable compensation                    271      185       46
Employee benefits and other                            236      181       30
--------------------------------------------------------------------------------
   Total                                            $1,430   $1,230       16%
================================================================================

Expenses Excluding Compensation and Benefits

     The increases in professional services and advertising and market development expense, as well as the decrease in depreciation and amortization expense, from the first nine months of 2003 were primarily due to the factors described in the comparison between the three-month periods.

Taxes on Income

     The Company's effective income tax rate on income from continuing operations was 35.7% for the first nine months of 2004, compared to a tax rate of 31.8% for the first nine months of 2003. The increase was primarily due to tax benefits in 2003 related to the Company's merger with U.S. Trust and the Company's sale of its U.K. market-making operation.


                         Liquidity and Capital Resources

     CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended. CSC conducts virtually all business through its wholly owned subsidiaries. The capital structure among CSC and its subsidiaries is designed to provide each entity with capital and liquidity to meet its operational needs and regulatory requirements. See note "14 - Regulatory Requirements" in the Notes to Condensed Consolidated Financial Statements.

Liquidity

CSC

     CSC's liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. As discussed below, Schwab and CSC's depository institution subsidiaries are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs, providing adequate liquidity to meet CSC's depository institution subsidiaries' capital guidelines, and maintaining Schwab's net capital. Based on their respective regulatory capital ratios at September 30, 2004, the Company and its depository institution subsidiaries are considered well capitalized.
     CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes, of which $408 million was issued and outstanding at September 30, 2004, have maturities ranging from 2004 to 2010 and fixed interest rates ranging from 6.21% to 8.05% with interest payable semiannually (see Item 3 - Quantitative and Qualitative Disclosures About Market Risk - Financial Instruments Held For Purposes Other Than Trading - Interest Rate Swaps). The Medium-Term Notes are rated A2 by Moody's Investors Service (Moody's), A- by Standard & Poor's Ratings Group (S&P), and A by Fitch, Inc. (Fitch).
     CSC has a prospectus supplement on file with the Securities and Exchange Commission (SEC) enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At September 30, 2004, all of these notes remained unissued.
     On May 5, 2004, the SEC declared effective CSC's Registration Statement under the Securities Act of 1933 on Form S-3 relating to a universal shelf registration for the issuance of up to $1.0 billion aggregate amount of various securities, including common stock, preferred stock, debt securities, and warrants. The Company currently intends to use any proceeds from the issuance of these securities for general corporate purposes, including, but not limited to, working capital and possible acquisitions. At September 30, 2004, all of these securities remained unissued.
     CSC has authorization from its Board of Directors to issue commercial paper up to the amount of CSC's committed, unsecured credit facility (see below), not to exceed $1.5 billion. At September 30, 2004, no commercial paper has been issued. CSC's ratings for these short-term borrowings are P-1 by Moody's, A-2 by S&P, and F1 by Fitch.
     CSC maintains an $800 million committed, unsecured credit facility with a group of twenty banks which is scheduled to expire in June 2005. This facility replaced a similar facility that expired in June 2004. These facilities were unused during the first nine months of 2004. Any issuances under CSC's commercial paper program (see above) will reduce the amount available under this facility. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of stockholders' equity, Schwab to maintain minimum net capital ratios, as defined, and CSC's depository institution subsidiaries to be well capitalized, as defined. Management believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements.
     CSC also has direct access to $785 million of the $835 million uncommitted, unsecured bank credit lines, provided by nine banks that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. These lines were not used by CSC during the first nine months of 2004.

Schwab

     Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $25.8 billion and

$25.6 billion at September 30, 2004 and December 31, 2003, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
     Upon adoption of Financial Accounting Standards Board Interpretation (FIN) No. 46 - Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 - Consolidated Financial Statements, in the first quarter of 2003, the Company consolidated a special purpose trust (Trust) and recorded a note payable of $235 million. This Trust was formed in 2000 to finance the acquisition and renovation of an office building and land. In June 2004, the Company exercised its option to purchase this property from the Trust and repaid $99 million of the note payable. Simultaneously, the Company completed a transaction on this property with American Financial Realty Trust, a publicly-traded real estate investment trust, resulting in proceeds of $136 million, which was used to repay the remainder of the note payable, and a
20-year lease. This transaction was accounted for as a financing. The lease financing liability of $136 million will be reduced by a portion of the lease payments over the 20-year term.
     To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of nine banks totaling $835 million at September 30, 2004 (as noted previously, $785 million of these lines are also available for CSC to use). The need for short-term borrowings arises primarily from timing differences between cash flow requirements and the scheduled liquidation of interest-bearing investments. Schwab used such borrowings for 9 days during the first nine months of 2004, with the daily amounts borrowed averaging $62 million. There were no borrowings outstanding under these lines at September 30, 2004.
     To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured letter of credit agreements with nine banks in favor of the OCC aggregating $630 million at September 30, 2004. Schwab pays a fee to maintain these letters of credit. No funds were drawn under these letters of credit at September 30, 2004.
     Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $1 million. At September 30, 2004, Schwab's net capital was $1.1 billion (12% of aggregate debit balances), which was $956 million in excess of its minimum required net capital and $678 million in excess of 5% of aggregate debit balances. Schwab has historicallytargeted net capital to be at least 10% of its aggregate debit balances, which primarily consist of client margin loans.
     To manage Schwab's regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility which is scheduled to expire in September 2005. The amount outstanding under this facility at September 30, 2004 was $220 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

U.S. Trust

     U.S. Trust's liquidity needs are generally met through deposits from banking clients, equity capital, and borrowings.
     Certain Schwab brokerage clients can sweep the excess cash held in their accounts into a money market deposit account at U.S. Trust. At September 30, 2004, these balances totaled $502 million.
     In addition to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements, USTC's depository institution subsidiaries have established their own external funding sources. At September 30, 2004, U.S. Trust had $52 million in Trust Preferred Capital Securities outstanding with a fixed interest rate of 8.41%. Certain of USTC's depository institution subsidiaries have established credit facilities with the Federal Home Loan Bank System (FHLB) totaling $911 million. At September 30, 2004, $725 million was outstanding under these facilities. Additionally, at September 30, 2004, U.S. Trust had $114 million of federal funds purchased.
     U.S. Trust also engages in intercompany  repurchase  agreements with Schwab
Bank and Schwab. At September 30, 2004, U.S. Trust had $400 million and $200 million in repurchase agreements outstanding with Schwab Bank and Schwab, respectively.
     CSC provides U.S. Trust with a $300 million short-term credit facility maturing in December 2006. Borrowings under this facility do not qualify as regulatory capital for U.S. Trust. The amount outstanding under this facility was $40 million at September 30, 2004.
     U.S. Trust uses interest rate swap agreements (Swaps) with CSC to hedge the interest rate risk associated with its variable rate deposits from banking clients. At September 30, 2004, these Swaps have a notional value of $650 million and a fair value of $6 million.
     U.S. Trust is subject to the Federal Reserve Board's risk-based and leverage capital guidelines. These regulations require banks and bank holding companies to maintain minimum levels of capital. In addition, USTC's depository institution subsidiaries are subject to limitations on the amount of dividends they can pay to USTC.

Schwab Bank

     Schwab Bank's current liquidity needs are generally met through deposits from banking clients and equity capital.
     Certain Schwab brokerage clients can sweep the excess cash held in their accounts into a money market deposit account at Schwab Bank. At September 30, 2004, these balances totaled $3.7 billion.
     Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, CSC provides Schwab Bank with a $100 million short-term credit facility which matures in December 2005. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. No funds were drawn under this facility at September 30, 2004.
     Schwab Bank is subject to the same risk-based and leverage capital guidelines as U.S. Trust (see discussion above), except that Schwab Bank is subject to a minimum tier 1 leverage ratio of 8% for its first three years of operations. In addition, Schwab Bank is subject to limitations on the amount of dividends it can pay to CSC.

Liquidity Risk Factors

     Specific risk factors which may affect the Company's liquidity position are discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Liquidity Risk Factors" in the Company's 2003 Annual Report to Stockholders, which is filed as
Exhibit 13.1 to the Company's Form 10-K for the year ended December 31, 2003. There have been no material changes to these liquidity risk factors in the first nine months of 2004.

Cash and Capital Resources

     The Company's cash position (reported as cash and cash equivalents on the Condensed Consolidated Balance Sheet) and cash flows are affected by changes in brokerage client cash balances and the associated amounts required to be segregated under federal or other regulatory guidelines. Timing differences between cash and investments actually segregated on a given date and the amount required to be segregated for that date may arise in the ordinary course of business and are addressed by the Company in accordance with applicable regulations. Other factors which affect the Company's cash position and cash flows include investment activity in securities owned, levels of capital expenditures, acquisition activity, banking client deposit and loan activity, financing activity in short-term borrowings and long-term debt, payment of dividends, and repurchases of CSC's common stock.
     In the first nine months of 2004, cash and cash equivalents decreased $689 million, or 25%, to $2.1 billion primarily due to increases in loans to banking clients andsecurities available for sale, movements of brokerage client-related funds to meet segregation requirements, and net repayments of long-term debt. These decreases were substantially offset by an increase in deposits from banking clients, primarily related to sweep money market deposit accounts.
Certain Schwab brokerage clients can sweep the excess cash held in their brokerage accounts into these money market deposit accounts at Schwab Bank or U.S. Trust. At September 30, 2004, these sweep deposit balances totaled $4.2 billion, up $2.5 billion from December 31, 2003. This sweep deposit activity is reflected on the Condensed Consolidated Statement of Cash Flows as a cash outflow from payables to brokerage clients (classified as an operating activity) and a cash inflow for deposits from banking clients (classified as a financing activity). Management does not believe that the decline in cash and cash equivalents in the first nine months of 2004 is an indication of a trend.
     The Company's capital expenditures were $151 million in the first nine months of 2004 compared to $97 million in the first nine months of 2003, or 5% and 3% of revenues for each period, respectively. Capital expenditures in the first nine months of 2004 were primarily for software and equipment relating to the Company's information technology systems and certain facilities. Capital expenditures as described above include the capitalized costs for developing internal-use software of $63 million in the first nine months of 2004 and $44 million in the first nine months of 2003.
     The Company repaid $294 million of long-term debt and increased its long-term debt by $136 million during the first nine months of 2004 (see discussion at Liquidity - Schwab).
     The Company reduced its short-term borrowings by $156 million during the first nine months of 2004.
     During the first nine months of 2004, 6 million of the Company's stock options, with a weighted-average exercise price of $4.85, were exercised with cash proceeds received by the Company of $30 million and a related tax benefit of $12 million. The cash proceeds are recorded as an increase in cash and a corresponding increase in stockholders' equity. The tax benefit is recorded as a reduction in income taxes payable and a corresponding increase in stockholders' equity.
     During the first nine months of 2004, CSC repurchased 16 million shares of its common stock for $149 million. During the first nine months of 2003, CSC repurchased 4 million shares of its common stock for $32 million. As of September 30, 2004, CSC has authority to repurchase up to $169 million of its common stock.
     During the first nine months of 2004 and 2003, the Company paid common stock cash dividends of $74 million and $49 million, respectively.

     The Company monitors both the relative composition and absolute level of its capital structure. The Company's total financial capital (long-term debt plus stockholders' equity) at September 30, 2004 was $5.2 billion, down $67 million, or 1%, from December 31, 2003 due to lower long-term debt, substantially offset by higher stockholders' equity. At September 30, 2004, the Company had long-term debt of $611 million, or 12% of total financial capital, that bears interest at a weighted-average rate of 7.06%. At September 30, 2004, the Company's stockholders' equity was $4.6 billion, or 88% of total financial capital.


Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk

Financial Instruments Held For Trading Purposes

     The Company holds fixed income securities, which include municipal and government securities, and corporate bonds, in inventory to meet clients' trading needs. The fair value of such inventory was $62 million and $74 million at September 30, 2004 and December 31, 2003, respectively. These securities, and the associated interest rate risk, are not material to the Company's financial position, results of operations, or cash flows.


Financial Instruments Held For Purposes Other Than Trading

Debt Issuances

     At September 30, 2004, CSC had $408 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 6.21% to 8.05%. At December 31, 2003, CSC had $466 million aggregate principal amount of Medium-Term Notes, with fixed interest rates ranging from 6.04% to 8.05%. See "Interest Rate Swaps" below.
     At September 30, 2004 and December 31, 2003, U.S. Trust had $52 million Trust Preferred Capital Securities outstanding, with a fixed interest rate of 8.41%.
     The Company has fixed cash flow requirements regarding these long-term debt obligations due to the fixed rate of interest. The fair value of these obligations at September 30, 2004 and December 31, 2003, based on estimates of market rates for debt with similar terms and remaining maturities, approximated their carrying amount.

Interest Rate Swaps

     As part of its consolidated asset and liability management process, the Company utilizes Swaps to manage interest rate risk. For further discussion on these Swaps, see note "16 - Financial Instruments Subject to Market Risk" in the Notes to Condensed Consolidated Financial Statements.

Loans Held for Sale

     Schwab Bank's loans held for sale portfolio consists of fixed- and adjustable-rate mortgages, which are subject to a loss in value when market interest rates rise. Schwab Bank uses forward sale commitments to manage this risk. These forward sale commitments have been designated as cash flow hedging instruments of the loans held for sale. Accordingly, the fair values of the forward sale commitments are recorded on the Condensed Consolidated Balance Sheet, with gains or losses recorded in other comprehensive income (loss). At September 30, 2004 and December 31, 2003, the derivative asset recorded by Schwab Bank for these forward sale commitments was immaterial.

Net Interest Revenue Simulation

     The Company uses net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation model (the model) includes all interest-sensitive assets and liabilities, as well as Swaps utilized by the Company to hedge its interest rate risk. Key variables in the model include assumed balance growth or decline for client loans, deposits, and brokerage client cash, changes in the level and term structure of interest rates, the repricing of financial instruments, prepayment and reinvestment assumptions, and product pricing assumptions. The simulations involve assumptions that are inherently uncertain and, as a result, cannot precisely estimate net interest revenue or precisely predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies, including changes in asset and liability mix.
     As demonstrated by the simulations presented below, the Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets are repricing more quickly than interest-bearing liabilities).
     The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in interest rates relative to the Company's current base rate forecast on simulated net interest revenue over the next twelve months at September 30, 2004 and December 31, 2003.

--------------------------------------------------------------------------------
Impact on Net Interest Revenue                      September 30,  December 31,
Percentage Increase (Decrease)                          2004           2003
--------------------------------------------------------------------------------
Increase of 100 basis points                            2.8%           1.7%
Decrease of 100 basis points                           (3.1%)         (6.4%)
--------------------------------------------------------------------------------

     The simulations show reduced exposure to falling interest rates at September 30, 2004 compared to December 31, 2003. This reduced sensitivity results from higher interest rates and an expectation of interest rates continuing to increase, both of which lessen the impact of spread compression between interest-earning assets and brokerage client cash balances and banking deposits.


Item 4. Controls and Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2004, that the Company's disclosure controls and procedures were effective in recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission's rules and forms. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended
September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART  II  -  OTHER  INFORMATION


Item 1.     Legal Proceedings

     Described below are certain new legal proceedings and certain developments with respect to pending legal proceedings during the quarter ended September 30, 2004, and a subsequent event relating to Soundview litigation claims.
     As previously disclosed, Soundview and one or more of its subsidiaries are among the numerous financial institutions named as defendants in multiple purported securities class actions filed in the United District Court for the Southern District of New York (the IPO Allocation Litigation). The parties, with the assent of the Court, have selected 17 focus cases as the subject of case-specific discovery, and, in some instances, class-certification motions. Wit Capital, a Soundview predecessor, is a defendant in one of the focus cases. Additionally, Soundview and/or related entities had underwriting commitments in approximately 11 of the remaining focus cases; Soundview entities are not named as defendants in these cases, but may have indemnification obligations to the lead underwriters depending on the outcome of these actions. On October 13, 2004, a federal judge in the Southern District of New York issued a ruling certifying the existence of a class in the focus cases. The IPO Allocation
Litigation was brought on behalf of persons who either directly or in the aftermarket purchased IPO securities during the time period between March 1997 and December 2000. The plaintiffs allege that Soundview and the other underwriters named as defendants required persons receiving allocations of IPO shares to pay excessive and undisclosed commissions on unrelated trades and to purchase shares in the aftermarket at specific escalating prices in violation of the federal securities laws. Soundview has been named in 31 of the actions - each involving a different company's IPO - that have been consolidated with 280 other actions in which Soundview is not named as a defendant. Soundview intends to vigorously defend against the above mentioned actions. As part of the sale of Soundview to UBS, the Company has agreed to indemnify UBS for any expenses associated with these actions.
     The Company has been responding to certain inquiries and subpoenas from federal and state authorities relating to mutual fund trading, distribution, and servicing at or through Company affiliates, and has conducted its own review of such processes. For further information, see Regulatory Developments in Part I - Financial Information, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Business.
     The nature of the Company's business subjects it to claims, lawsuits, regulatory examinations, and other proceedings in the ordinary course of business. The ultimate outcome of the matters described above and the various other lawsuits, arbitration proceedings, and claims pending against the Company cannot be determined at this time, and the results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company's results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company's financial condition, results of operations, and cash flows. However, it is the opinion of management, after consultation with legal counsel, that the ultimate outcome of these existing claims and proceedings will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

     The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the third quarter of 2004.

--------------------------------------------------------------------------------
(In millions, except                            Total Number      Approximate
per share amounts)                               of Shares      Dollar Value of
                                                Purchased as      Shares that
                Total Number       Average    Part of Publicly    May Yet be
                 of Shares       Price Paid      Announced      Purchased under
Month           Purchased (1)     per Share     Program (1)       the Program
--------------------------------------------------------------------------------
July                3              $ 8.75            3               $ 292
August             13                9.14           13                 169
September           -                   -            -                 169
--------------------------------------------------------------------------------
  Total            16              $ 9.07           16               $ 169
================================================================================
(1) All shares were repurchased under authorizations by CSC's Board of Directors covering up to $250 million and $500 million of common stock publicly announced by the Company on March 17, 2003 and September 20, 2001, respectively. Unless modified or revoked by the Board, the authorizations do not expire.

     The Company may receive shares to pay the exercise price and/or to satisfy tax withholding obligations by employees who exercise stock options (granted under employee stock incentive plans), which are commonly referred to as stock swap exercises. Such exercises represented less than 500,000 per month for each of the months presented in the above table.


Item 3. Defaults Upon Senior Securities

     None.


Item 4. Submission of Matters to a Vote of Security Holders

     None.


Item 5. Other Information

     Effective July 20, 2004, the Company's Board of Directors appointed Charles
R. Schwab as Chief Executive Officer, replacing David S. Pottruck. Mr. Schwab will continue to serve as Chairman of the Board of Directors.
     The following members of the Company's Executive Committee resigned from the Company during the third quarter of 2004:

--------------------------------------------------------------------------------
Dawn G. Lepore(1)        Vice Chairman - Active Trader, Technology, Operations,
                         Administration, and Business Strategy
Mary S. McLeod           Executive Vice President - Human Resources
Geoffrey J. Penney       Executive Vice President and Chief Information Officer
--------------------------------------------------------------------------------
(1)  Resignation is effective October 10, 2004.

     Ms. Lepore's, Ms. McLeod's, and Mr. Penney's responsibilities have been reassigned in conjunction with a corporate reorganization.

Item 6. Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q.

--------------------------------------------------------------------------------

Exhibit
Number                  Exhibit
--------------------------------------------------------------------------------

10.260         The  Charles   Schwab   Severance   Pay  Plan,   restated  as  of
               September 14, 2004 (supersedes Exhibit 10.254).

10.261 Purchase Agreement by and among The Charles Schwab Corporation, CS Capital Markets and Co., Schwab Associates and Co., UBS Securities LLC, and UBS Americas Inc., dated as of August 31, 2004.***

10.262 Equities Order Handling Agreement dated October 29, 2004 by and among UBS Securities LLC, Schwab Capital Markets L.P., Charles Schwab & Co., Inc., and The Charles Schwab Corporation. ***

10.263 Separation Agreement, General Release and Waiver of Claims by and among The Charles Schwab Corporation, Charles Schwab & Co., Inc., and David S. Pottruck dated August 2, 2004.

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

*** Confidential treatment has been requested for certain portions of this exhibit.

--------------------------------------------------------------------------------

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           THE  CHARLES  SCHWAB  CORPORATION
                                                      (Registrant)





Date:  November 8, 2004                        /s/   Christopher V. Dodds
       ---------------------------             -----------------------------
                                               Christopher V. Dodds
                                               Executive Vice President and
                                               Chief Financial Officer