Form 10-K
period 2004-12-31
SCHWAB CHARLES CORP
filed 2005-03-02
CIK 316709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2004        Commission file number 1-9700



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
       Registrant's telephone number, including area code: (415) 627-7000


           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
Common Stock - $.01 par value                  New York Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No
                                       ---   ---
As of June 30, 2004, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $10,683,699,987. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant, and certain investment companies managed by Charles Schwab Investment Management, Inc. were deemed to be shares of the voting stock held by affiliates.

The number of shares of Common Stock outstanding as of February 15, 2005 was 1,319,520,384.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information contained in the registrant's definitive proxy statement for its annual meeting of stockholders to be held May 19, 2005 by reference to portions of that document.

                         THE CHARLES SCHWAB CORPORATION


                           Annual Report On Form 10-K
                     For Fiscal Year Ended December 31, 2004
                   -------------------------------------------

                                TABLE OF CONTENTS

Part I
------

Item 1.    Business   ----------------------------------------------------     1
               General Corporate Overview   ------------------------------     1
               Business Strategy and Competitive Environment   -----------     1
               Products and Services   -----------------------------------     2
               Regulation   ----------------------------------------------     4
               Sources of Revenues   -------------------------------------     5
               Available Information   -----------------------------------     5
Item 2.    Properties   --------------------------------------------------     5
Item 3.    Legal Proceedings   -------------------------------------------     5
Item 4.    Submission of Matters to a Vote of Security Holders   ---------     7

Part II
-------

Item 5.    Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities   -------     7
Item 6.    Selected Financial Data   -------------------------------------     8
Item 7.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations   -------------------------------     9
               Description of Business   ---------------------------------     9
                    Overview   -------------------------------------------     9
               Results of Operations   -----------------------------------    11
               Liquidity and Capital Resources   -------------------------    18
               Risk Management   -----------------------------------------    22
               Critical Accounting Policies   ----------------------------    25
               Forward-Looking Statements   ------------------------------    27
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk   --    29
Item 8.    Financial Statements and Supplementary Data   -----------------    31
Item 9.    Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure   --------------------------------    65
Item 9A.   Controls and Procedures   -------------------------------------    65
Item 9B.   Other Information   -------------------------------------------    65

Part III
--------

Item 10.   Directors and Executive Officers of the Registrant   ----------    65
Item 11.   Executive Compensation   --------------------------------------    68
Item 12.   Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters  ---------------    68
Item 13.   Certain Relationships and Related Transactions   --------------    68
Item 14.   Principal Accountant Fees and Services   ----------------------    68

Part IV
-------

Item 15.   Exhibits and Financial Statement Schedule    ------------------    68
               Exhibit Index   -------------------------------------------    69
               Signatures   ----------------------------------------------    75
               Index to Financial Statement Schedule    ------------------   F-1

                         THE CHARLES SCHWAB CORPORATION


                                     PART I


Item 1. Business

                           General Corporate Overview

     The Charles Schwab Corporation (CSC), headquartered in San Francisco, California, and its subsidiaries (collectively referred to as the Company, and primarily located in San Francisco except as indicated), was incorporated in 1986 and engages, through its subsidiaries, in securities brokerage, banking, and related financial services. Client assets totaled $1.081 trillion in
7.3 million active client accounts(a) at December 31, 2004. Charles Schwab & Co., Inc. (Schwab), incorporated in 1971 and entered the discount brokerage business in 1974, is a securities broker-dealer with 236 domestic branch offices in 43 states, as well as a branch in the Commonwealth of Puerto Rico. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust), which was acquired in 2000 and is located in New York City, New York, is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services with 37 offices in 15 states. Charles Schwab Bank, N.A. (Schwab Bank), is a retail bank located in Reno, Nevada which commenced operations in April 2003.
     Other subsidiaries of CSC include Charles Schwab Investment Management, Inc. (CSIM), CyberTrader, Inc. (CyberTrader), located in Austin, Texas, and The Charles Schwab Trust Company (CSTC). CSIM is the investment advisor for Schwab's proprietary mutual funds. The Company refers to certain funds for which CSIM is the investment advisor as the SchwabFunds(R). CyberTrader, which was acquired in 2000, is an electronic trading technology and brokerage firm providing services to highly active, online traders. CSTC serves as trustee for employee benefit plans, primarily 401(k) plans.
     On October 29, 2004, the Company sold its capital markets business, consisting of the partnership interests of Schwab Capital Markets L.P. and all of the outstanding capital stock of SoundView Technology Group, Inc. (collectively referred to as Schwab Soundview Capital Markets, or SSCM). In 2003, the Company substantially exited from its international operations with the sales of its U.K. brokerage subsidiary, Charles Schwab Europe, and its investment in Aitken Campbell, a market-making joint venture in the U.K. In 2001, USTC sold its Corporate Trust business. For further information on these transactions, see "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 5. Discontinued Operations, 6. Business Acquisitions and Divestitures, and 4. Sale of Corporate Trust Business."
     As of December 31, 2004, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of 14,200 full-time employees.
     The Company provides financial services to individuals and institutional clients through three segments - Individual Investor, Institutional Investor, and U.S. Trust. The Individual Investor segment includes the Company's retail brokerage and banking operations. The Institutional Investor segment provides custodial, trading and support services to independent investment advisors
(IAs), serves company 401(k) plan sponsors and third-party administrators, and supports company stock option plans. The U.S. Trust segment provides investment, wealth management, custody, fiduciary, and private banking services to individual and institutional clients. For financial information by segment for the three years ended December 31, 2004, as well as a discussion of the previously-reported Capital Markets segment, see "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 26. Segment Information."

                  Business Strategy and Competitive Environment

     Consistent with the Company's vision of being the most useful and ethical provider of financial services in the world, its primary strategy is to meet the financial services needs of individual investors and the independent IAs who serve them. In pursuit of this strategy, the Company has refocused on improving service for these clients and building stronger relationships with them, simplified its organizational structure and client offers, reduced its commission rates and fees, and exited the capital markets business.
     Another important element of the Company's strategy is its ongoing emphasis on combining people and technology in ways that facilitate the delivery of a full range of investment services at great value. People provide the client focus and personal touch that are essential in serving investors, while technology helps create services that are scalable and consistent. This combination helps the Company to deliver useful, relevant, and value-priced offerings to a broad array of clients - independent investors, individuals investing through retirement plans, individuals seeking advice, active traders, and independent IAs - and compete for a large percentage of the trillions of investable wealth in the U.S. To attract and serve these clients, the Company offers a broad and growing array of investment, banking and lending products.
     The Company's competition in serving independent investors includes a wide range of brokerage and asset management firms. In serving these investors, the Company offers branch, telephonic and online service capabilities and

---------------------------
(a) Accounts with balances or activity within the preceding eight months.

                         THE CHARLES SCHWAB CORPORATION


an extensive product line. Schwab's network of branches and regional telephone service centers is staffed with trained and experienced financial consultants focused on building and sustaining client relationships. In addition, the Company offers the ability to meet client trading and/or advice needs through a single ongoing relationship, even as those needs change over time, and it also provides access to automated online and telephonic channels to provide quick and efficient access to an extensive array of information, research, tools, trade execution, and administrative services. Individuals investing for retirement through 401(k) plans can take advantage of the Company's bundled offering of multiple investment choices, education and third-party advice.
     Competition in serving investors looking for an advisory relationship involves a variety of traditional brokerage, asset management, and wealth advisory firms. Management believes that the Company's competitive strengths in this arena revolve around its ability to provide clients with an individually tailored solution - ranging from occasional consultations to an ongoing relationship with a Schwab Consultant, IA, or U.S. Trust advisor - versus the more fragmented offerings of other firms.
     For active traders, the Company primarily competes with deep-discount, online-focused firms as well as certain larger financial institutions. Management believes the Company can continue to attract these clients because it combines highly competitive pricing and expert tools with extensive service capabilities - including experienced, knowledgeable teams of trading specialists and integrated product offerings. The Company also offers these clients access to all of the other tools, products, and advice available at Schwab to help them manage their diverse and complex portfolios.
     In the IA arena, the Company competes with institutional custodians, traditional and discount brokers, banks and trust companies. Management believes that its Schwab Institutional(R) unit can maintain its market leadership position through a combination of superior service, scale, dedicated resources, and extensive familiarity with the industry. Schwab Institutional also leverages technology to provide IAs with the tools and support they need to grow and manage their practices efficiently.
     Overall, management believes that the Company's multi-channel service delivery model of branch, phone and internet access is essential to its ability to compete effectively with the wide variety of financial services firms striving to attract client relationships and assets across the spectrum of investors. Under this model, the Company can offer personalized service at competitive prices while giving clients the choice of where, when and how they do business with the firm. Another important aspect of the Company's ability to compete is its ongoing focus on efficiency and productivity, as lower costs give the Company greater pricing flexibility. Management believes that this focus remains important in light of the recent competitive environment, in which a number of competitors reduced online trading commission rates and account fees. Additionally, the Company's nationwide marketing effort is an important competitive tool because it reinforces the attributes of the Schwab(R), U.S. Trust(R) and CyberTrader(R) brands, thereby leveraging the local marketing endeavors of the 3,700 Company staff in the offices and service centers.
     In addition to competition from other financial services firms, the Company faces competition for quality professionals and other personnel, and its ability to continue to compete effectively will depend upon its ability to attract new employees and retain existing employees while managing compensation. The Company's business can also be significantly affected by the general environment
- economic, corporate, securities market, regulatory and geopolitical developments all play a role in client asset valuations, trading activity, interest rates and overall investor engagement. For a discussion of the business environment faced by the Company in 2004, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Business - Overview."


                              Products and Services

     The Company offers a broad range of products to address its clients' varying investment and financial needs. Examples of these product offerings include:

o Brokerage - various asset management accounts including some with check-writing features, individual retirement accounts, Keogh accounts, 529 college savings accounts, margin loans, and access to fixed income securities, and equity and debt offerings;
o Banking - first mortgages, home equity lines of credit, pledged-asset mortgages, certificates of deposit, demand deposit accounts, private banking accounts, and credit cards; and
o Mutual funds - third-party mutual funds through Mutual Fund Marketplace(R), including no-load mutual funds through the Mutual Fund OneSource(R) service, proprietary mutual funds from two fund families - SchwabFunds(R) and Excelsior(R) Funds, and mutual fund trading and clearing services to broker-dealers.

     In addition, the Company offers a wide array of services designed to meet the needs of independent, advised, and actively trading investors.
     The Company's products and services are made available through its three segments - Individual Investor, Institutional Investor, and U.S. Trust.




Individual Investors

     Clients of the Company, through the Individual Investor segment or indirectly through the Institutional Investor segment, have access to the services described below.

                         THE CHARLES SCHWAB CORPORATION


     Independent Investors. For investors who make their own investment decisions, the Company offers research, analytic tools, performance reports, market analysis, and educational material. Clients looking for more guidance have access to online portfolio planning tools, as well as professional advice from Schwab's investment specialists who can help develop an investment strategy and carry out investment and portfolio management decisions.
     Schwab strives to demystify investing by educating and assisting clients in the development of investment plans. Educational tools include workshops, interactive courses, and online information about investing. Additionally, Schwab provides various Internet-based research and analysis tools which are designed to help clients achieve better investment outcomes. As an example of such tools, Schwab Equity Ratings(R) is a quantitative model-based stock rating system which provides all clients with ratings on approximately 3,000 stocks, assigning each equity a single grade: A, B, C, D, or F. Stocks are rated based on specific factors relating to fundamentals, valuation, momentum, and risk, and ranked so that the number of 'buy consideration' ratings - As and Bs - equals the number of 'sell consideration' ratings - Ds and Fs.

     Advised Investors. The Company seeks to provide clients with customized advice that is uncomplicated and not influenced by commissions on transactions. The Company's approach to advice is based on long-term investment strategies and guidance on portfolio diversification and asset allocation. This approach is designed to be offered consistently across all of Schwab's delivery channels.
     Schwab Private ClientTM features a face-to-face advice relationship with a designated Schwab consultant who offers individualized service, provides ongoing investment strategy and execution, and acts as a liaison between clients and a team of Schwab professionals.
     The Schwab Advisor Network(R) is designed for investors who want the assistance of an independent professional in managing their financial affairs. The IAs in the Schwab Advisor Network provide investors with personalized portfolio management, financial planning, and wealth management solutions. Through this program, certain Schwab clients and potential clients who desire personalized investment management, wealth management, trust, and private banking services can also receive referrals to U.S. Trust.

     Actively Trading Investors. The Company strives to deliver information, education, technology, service and pricing which meets the needs of active traders. For highly active traders, CyberTrader offers integrated Web- and software-based trading platforms, which incorporate direct access and intelligent order routing technology, real-time market data, options trading, and premium stock research. For active traders, Schwab also offers Web- and software-based trading platforms with account management features, risk management tools, multi-channel access, and dedicated personal support.

     Global Dollar Services. The Company's global dollar business serves both foreign investors and non-English-speaking U.S. clients who wish to trade or invest in U.S. dollar-based securities. The Company has a physical presence in the United Kingdom and Hong Kong. In the U.S., the Company serves Chinese-, Korean-, Vietnamese- and Spanish-speaking clients through a combination of designated branch offices and Web-based and telephonic services.

Institutional Investors

     Schwab Institutional.(R) Through the Institutional Investor segment, Schwab provides custodial, trading, technology, Web, and other support services to IAs, whose services are integral to the Company's advice offerings. To attract and serve advisors, Schwab Institutional has a dedicated sales force and experienced registered representatives assigned to individual advisors.
     IAs who custody client accounts at Schwab may use proprietary software which provides IAs with up-to-date client account information, as well as trading capabilities. Participating IAs may also utilize the Schwab Institutional website, the core platform for IAs to conduct daily business activities online with Schwab, including submitting client account information, and retrieving news and market information; as well as a service which enables IAs to provide their clients with personalized equity portfolio management by a variety of institutional asset managers.

     Corporate Services. The Company provides 401(k) recordkeeping and other retirement plan services to corporations and professional organizations. A dedicated sales force markets these services directly to such organizations, and the Company also serves plan sponsors indirectly through alliances with third-party administrators. The Company's bundled 401(k) retirement plan product offers plan sponsors a wide array of investment options, participant education and servicing, trustee services, and participant-level recordkeeping. Participants in these plans have access to customized advice provided by a third party.

                         THE CHARLES SCHWAB CORPORATION


U.S. Trust

     U.S. Trust provides an array of financial services for affluent clients and their families. These services include investment and wealth management, trust, custody, financial and estate planning, and private banking. For clients with less than $2 million in assets at U.S. Trust, the firm offers Wealth Advisory Accounts, an investment advisory service that utilizes the Excelsior(R) family of mutual funds. For clients with $2 million to $50 million in assets, U.S. Trust provides both individually managed balanced portfolios (i.e., portfolios that are invested in several different asset classes with the overall goal of preserving and enhancing those assets) and specialized investment management services. In addition to investment management services, U.S. Trust provides specialized fiduciary, financial planning, enhanced master custody, and philanthropic consulting services to clients that have over $50 million in assets at U.S. Trust. U.S. Trust also offers private banking services to assist in meeting the credit and liquidity requirements of its clients.
     For institutional clients, including corporations, endowments, foundations, and pension plans, U.S. Trust provides investment management, brokerage, and special fiduciary services. Through these investment management services, U.S. Trust offers a wide range of investment options, including balanced and specialized domestic and international equity investments, structured investments, alternative investments, fixed income securities, and short-term cash management. Institutional clients can also utilize the Excelsior Funds. Additionally, U.S. Trust offers investment, consulting, and fiduciary services for employee stock ownership plans.


                                   Regulation

     CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. CSC's depository institution subsidiaries, including Schwab Bank and affiliates of U.S. Trust, are subject to regulation under federal and state law, including supervision by federal and state banking authorities. For a discussion of bank holding company requirements, see "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 22. Regulatory Requirements."
     The securities industry in the United States is subject to extensive regulation under both federal and state laws. Schwab and CyberTrader are registered as broker-dealers with the SEC, the fifty states, and the District of Columbia and Puerto Rico. Schwab and CSIM are registered as investment advisors with the Securities and Exchange Commission (SEC). Additionally, Schwab is regulated by the Commodities Futures Trading Commission (CFTC) with respect to the futures and commodities trading activities it conducts as an introducing broker.
     Much of the regulation of broker-dealers has been delegated to self-regulatory organizations (SROs), namely the national securities exchanges and the Municipal Securities Rulemaking Board (MSRB). Schwab is a member of a number of national securities exchanges and is consequently subject to their rules and regulations. The primary regulators of Schwab and CyberTrader are the National Association of Securities Dealers (NASD) and, for municipal securities, the MSRB. The CFTC has designated the National Futures Association (NFA) as Schwab's primary regulator for futures and commodities trading activities. The Company's business is also subject to oversight by regulatory bodies in other countries in which the Company operates.
     The principal purpose of regulating broker-dealers and investment advisors is the protection of clients and the securities markets. The regulations to which broker-dealers and investment advisors are subject cover all aspects of the securities business, including, among other things, sales and trading practices, publication of research, margin lending, uses and safekeeping of clients' funds and securities, capital adequacy, recordkeeping and reporting, fee arrangements, disclosure to clients, fiduciary duties owed to advisory clients, and the conduct of directors, officers and employees.
     New legislation, rule changes, or changes in the interpretation or enforcement of existing federal, state and SRO rules and regulations may directly affect the operation and profitability of the Company. The profitability of the Company could also be affected by rules and regulations which impact the business and financial communities generally, including changes to the laws governing taxation, electronic commerce, and security of client data.
     The Company is subject to claims, lawsuits, regulatory examinations and enforcement proceedings in the ordinary course of business, which can result in settlements, awards, censures, fines, cease and desist orders, or suspension or expulsion of an affiliate, its officers, or employees.
     As registered broker-dealers, certain subsidiaries of CSC, including Schwab are subject to SEC Rule 15c3-1 (the Net Capital Rule) and related SRO requirements. The CFTC and NFA also impose net capital requirements. The Net Capital Rule specifies minimum capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. Because CSC itself is not a registered broker-dealer, it is not subject to the Net Capital Rule. However, if Schwab failed to maintain specified levels of net capital, such failure would constitute a default by CSC under certain debt covenants.
     The Net Capital Rule limits broker-dealers' ability to transfer capital to parent companies and other affiliates. Compliance with the Net Capital Rule could limit Schwab's operations and its ability to repay subordinated debt to CSC, which in turn could limit CSC's ability to repay debt, pay cash dividends and purchase shares of its outstanding stock.

                         THE CHARLES SCHWAB CORPORATION


See also "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources - Liquidity" and "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 22. Regulatory Requirements."


                               Sources of Revenues

     For revenue information by source for the three years ended December 31, 2004, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Revenues."


                              Available Information

     The Company files annual, quarterly, and current reports, proxy statements and other information with the SEC. You may read and copy any document we file with the SEC at the SEC's public reference room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an Internet website that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including the Company) file electronically with the SEC. The SEC's Internet website is www.sec.gov.
     On the Company's Internet website, www.aboutschwab.com, the Company posts the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: the Company's annual reports on Form 10-K, the Company's quarterly reports on Form 10-Q, the Company's current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on the Company's website are available free of charge.


Item 2. Properties

     A summary of the Company's significant locations at December 31, 2004 is presented in the following table. All locations are leased, except as noted below. The square footage amounts (in thousands) are presented net of space that has been subleased to third parties.

--------------------------------------------------------------------------------
                                                              Square Footage
Location                                                    Leased       Owned
--------------------------------------------------------------------------------
Corporate office space:
   San Francisco, CA (1)                                     1,607           -
   New York, NY (2)                                            436           -
Service centers:
   Phoenix, AZ (3,4)                                           107       1,009
   Denver, CO (3)                                              274           -
   Orlando, FL (3)                                             106           -
   Indianapolis, IN (3)                                          -         113
--------------------------------------------------------------------------------
(1)  Includes Schwab headquarters.
(2)  Includes U.S. Trust headquarters.
(3)  Includes a regional telephone service center.
(4)  Includes two data centers and an administrative support center.

     Substantially all of the Company's branch offices are located in leased premises. The corporate headquarters, data centers, offices, and service centers generally support all of the Company's segments.
     From 2001 to 2004, the Company initiated restructuring initiatives that included reductions in facilities. For a discussion of such initiatives, see
"Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Description of Business" and "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements -
3. Restructuring Charges." Properties that are included in the Company's restructuring initiatives are excluded from the table above.


Item 3. Legal Proceedings

     CSC and its subsidiaries have been named as parties in various legal actions, which include the matters described below. It is inherently difficult to predict the ultimate outcome of these matters, particularly in cases in which claimants seek substantial or unspecified damages, and a substantial judgment, settlement or penalty could be material to the Company's operating results for a particular future period, depending on the Company's results for that period. However, based on current information, it is the opinion of management, after consultation with counsel, that the resolution of these matters will not have a material adverse impact on the financial condition, results of operations or cash flows of the Company.

                         THE CHARLES SCHWAB CORPORATION


     Mutual Funds Litigation: Since November 2003, multiple purported class action and derivative lawsuits have been filed against the Company and certain affiliates, officers and directors in connection with alleged improper and illegal mutual fund trading practices.
     Two stockholders' derivative actions were filed in California Superior Court in San Francisco in March and April 2004 against CSC and sixteen current or former CSC directors. These actions allege that the directors breached their fiduciary duties to Schwab and its stockholders by allegedly failing to maintain adequate controls to prevent improper mutual fund trading practices. The lawsuits seek the recovery of unspecified compensatory damages and attorneys' fees from the named individuals, along with the return of all salaries and other remuneration they received as directors. CSC is named as a nominal defendant, although no damages are sought against CSC.
     Several lawsuits filed in federal court relating to mutual fund trading practices have been consolidated in U.S. District Court in Maryland for the purpose of consolidated and coordinated pre-trial proceedings. Lead plaintiffs and lead counsel have been appointed, and lead plaintiffs have filed consolidated and amended complaints in such actions as follows:
     During September 2004, purported Excelsior(R) Fund shareholders filed a consolidated amended class action complaint against USTC, United States Trust Company of New York (U.S. Trust NY), Schwab and the Excelsior Funds. Plaintiffs allege that the defendants breached fiduciary duties and violated various federal securities laws by permitting market timing and late trading in the Excelsior Funds and by failing to disclose such timing in the fund prospectuses. Plaintiffs seek unspecified compensatory and punitive damages, and disgorgement of investment advisory fees.
     During September 2004, certain Excelsior Fund shareholders also filed a consolidated amended derivative action on behalf of nominal defendants Excelsior Funds Inc., Excelsior Funds Trust, and Excelsior Tax Exempt Funds Inc. (the Fund Companies), against CSC, USTC, U.S. Trust NY, U.S. Trust Company, N.A. (U.S. Trust NA), various current and former officers, directors and trustees of the Excelsior Funds (the U.S. Trust and Excelsior Defendants) and various third-party defendants. Plaintiffs allege that the U.S. Trust and Excelsior Defendants breached fiduciary duties and violated federal securities laws by permitting market timing in the Excelsior Funds and by failing to disclose such timing in the fund prospectuses. Plaintiffs seek, on behalf of the Fund Companies, unspecified monetary damages, as well as removal of the Excelsior Fund directors, removal of U.S. Trust as advisor to the funds, rescission of U.S. Trust's investment advisory contracts with the funds, and disgorgement of management fees and compensation relating to the funds.
     During October 2004, certain CSC shareholders filed a consolidated amended class action complaint on behalf of purchasers of CSC stock, against CSC, Schwab, U.S. Trust NA, U.S. Trust NY and current and former CSC and U.S. Trust officers and directors Charles Schwab, Alan Weber, David Pottruck, and Jeffrey Maurer. Plaintiffs allege that the defendants violated federal securities laws by failing to disclose alleged improper mutual fund trading practices. Plaintiffs seek unspecified compensatory damages.
     During October 2004, Schwab was named in three additional class action lawsuits brought on behalf of shareholders in the Invesco, MFS, and Pilgrim-Baxter mutual fund families. The lawsuits, which were filed in U.S. District Court in Maryland, allege that Schwab and more than 38 other broker-dealers, banks, and other financial intermediaries acted as conduits for market-timing and late-trading activity by disregarding excessive trading on their platforms and facilitating such activity. Plaintiffs seek unspecified compensatory and punitive damages.
     The Company believes it has strong defenses and is vigorously contesting each of the above mentioned claims.

     Mutual  Funds  Regulatory  Matters:  The  Company  has been  responding  to inquiries and subpoenas from federal and state authorities relating to circumstances in which a small number of parties were permitted to engage in short-term trading of certain Excelsior Funds through U.S. Trust. Although the Company is unable to predict the ultimate outcome of these matters, any enforcement actions instituted as a result of the investigations may subject the Company to fines, penalties or other administrative remedies. The Company is cooperating with regulators, and has taken steps to enhance its existing policies and procedures to further discourage, detect, and prevent market timing and late trading.

     SoundView Technology Group, Inc. (SoundView) Litigation: As part of the sale of SoundView to UBS Securities LLC and UBS Americas Inc. (collectively referred to as UBS), the Company agreed to indemnify UBS for any expenses associated with certain litigation, including the following matters:
     SoundView and certain of its subsidiaries are among the numerous financial institutions named as defendants in multiple purported securities class actions filed in the United District Court for the Southern District of New York (the IPO Allocation Litigation) between June and December 2001. The IPO Allocation Litigation was brought on behalf of persons who either directly or in the aftermarket purchased IPO securities between March 1997 and December 2000. The plaintiffs allege that SoundView and the other underwriters named as defendants required customers receiving allocations of IPO shares to pay excessive and undisclosed commissions on unrelated trades and to purchase shares in the aftermarket at prices higher than the IPO price, in violation of the federal securities laws. SoundView has been named in 31 of the actions - each involving a different company's IPO - which

                         THE CHARLES SCHWAB CORPORATION


have been consolidated with 280 other actions in which SoundView is not named as a defendant. The parties, with the assent of the Court, have selected 17 of these cases as focus cases for the purpose of case-specific discovery, and the Court has certified the existence of a class in the focus cases. Wit Capital, a SoundView predecessor, is a defendant in one of the focus cases. Additionally, SoundView and/or related entities had underwriting commitments in approximately 11 other focus cases; SoundView entities are not named as defendants in these cases, but may have indemnification obligations to the lead underwriters depending on the outcome of these actions. The Company is vigorously contesting such claims on behalf of SoundView pursuant to the above-mentioned indemnity.


Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2004.


                                     PART II


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The Company's common stock is listed on the New York Stock Exchange and the Nasdaq Stock Market under the ticker symbol SCH. The number of common stockholders of record as of February 15, 2005 was 11,666. The closing market price per share on that date was $10.95.
     The other information required to be furnished pursuant to this item is included in "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 29. Quarterly Financial Information (Unaudited)."

(c)  Issuer Purchases of Equity Securities

     The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the fourth quarter of 2004.

--------------------------------------------------------------------------------
(In millions, except                           Total Number      Approximate
per share amounts)                              of Shares      Dollar Value of
                                               Purchased as      Shares that
                  Total Number     Average   Part of Publicly     May Yet be
                   of Shares     Price Paid     Announced      Purchased under
Month             Purchased (1)   per Share     Program (1)      the Program
--------------------------------------------------------------------------------
October                7           $ 8.95            7               $109
November              11             9.94           11                  -
December               5            11.94            5                234
--------------------------------------------------------------------------------
  Total               23           $10.13           23               $234
================================================================================
(1) All shares were repurchased under authorizations by CSC's Board of Directors of $300 million, $250 million, and $500 million of common stock publicly announced by the Company on December 9, 2004, March 17, 2003, and September 20, 2001, respectively. Both the March 17, 2003 and September 20, 2001 authorizations have been exhausted. Unless modified or revoked by the Board of Directors, the remaining authorization does not have an expiration date.

     The Company may receive shares to pay the exercise price and/or to satisfy tax withholding obligations by employees who exercise stock options (granted under employee stock incentive plans), which are commonly referred to as stock swap exercises. Such exercises represented less than 500,000 per month for each of the months presented in the above table.


                                                   THE CHARLES SCHWAB CORPORATION


Item 6.  Selected Financial Data


Selected Financial and Operating Data
(In Millions, Except Per Share Amounts, Ratios, Number of Domestic Offices,
Average Revenue Per Revenue Trade, and as Noted)
------------------------------------------------------------------------------------------------------------------------------------
                                                              Growth Rates
                                                           -------------------
                                                           Compounded  Annual
                                                             4-Year    1-Year
                                                            2000-2004 2003-2004      2004      2003      2002       2001       2000
------------------------------------------------------------------------------------------------------------------------------------
Results of Operations
  Revenues (1)                                                   (5%)       8%   $  4,202  $  3,896  $  3,944   $  4,068   $  5,199
  Expenses excluding interest (1)                                (4%)      12%   $  3,557  $  3,179  $  3,695   $  3,941   $  4,183
  Income from continuing operations before
     extraordinary gain (1)                                      (8%)     (13%)  $    414  $    476  $    149   $     75   $    583
  Net income                                                    (21%)     (39%)  $    286  $    472  $    109   $    199   $    718
  Income from continuing operations per share - basic (1)        (8%)     (11%)  $    .31  $    .35  $    .11   $    .05   $    .43
  Income from continuing operations per share - diluted (1)      (8%)     (14%)  $    .30  $    .35  $    .11   $    .05   $    .41
  Basic earnings per share (2)                                  (21%)     (40%)  $    .21  $    .35  $    .08   $    .14   $    .53
  Diluted earnings per share (2)                                (20%)     (40%)  $    .21  $    .35  $    .08   $    .14   $    .51
  Dividends declared per common share                            16%       48%   $   .074  $   .050  $   .044   $   .044   $   .041
  Weighted-average common shares outstanding - diluted                              1,365     1,364     1,375      1,399      1,404
  Non-trading revenues as a percentage of revenues (1,3)                              76%       69%       69%        66%        55%
  Trading revenues as a percentage of revenues (1,3)                                  24%       31%       31%        34%        45%
  Effective income tax rate on income from continuing
     operations (1)                                                                 35.8%     33.6%     40.2%      41.4%      42.6%
  Capital expenditures - cash purchases of equipment,
     office facilities, property, and internal-use
     software development costs, net (4)                        (27%)      32%   $    194  $    147  $    154   $    295   $    689
  Capital expenditures as a percentage of revenues (4)                                 5%        4%        4%         7%        13%
====================================================================================================================================
Performance Measures
  Pre-tax profit margin (1)                                                         15.3%     18.4%      6.3%       3.1%      19.5%
  After-tax profit margin (1)                                                        6.8%     12.1%      2.8%       4.9%      13.8%
  Return on stockholders' equity                                                       6%       11%        3%         5%        21%
====================================================================================================================================
Financial Condition (at year end)
  Total assets                                                    5%        3%   $ 47,133  $ 45,866  $ 39,705   $ 40,464   $ 38,154
  Long-term debt                                                 (7%)     (24%)  $    585  $    772  $    642   $    730   $    770
  Stockholders' equity                                            1%       (2%)  $  4,386  $  4,461  $  4,011   $  4,163   $  4,230
  Assets to stockholders' equity ratio                                                 11        10        10         10          9
  Long-term debt to total financial capital
     (long-term debt plus stockholders' equity)                                       12%       15%       14%        15%        15%
====================================================================================================================================
Client Information (at year end)
  Client assets (in billions)                                     6%       12%   $1,081.2  $  966.7  $  764.8   $  845.9   $  871.7
  Active client accounts (5)                                     (1%)      (3%)       7.3       7.5       8.0        7.8        7.5
  Total mutual fund assets (in billions)                          8%       14%   $  441.3  $  386.8  $  323.8   $  342.8   $  330.3
  Independent investment advisor client
     assets (in billions) (6)                                    11%       21%   $  348.2  $  287.1  $  222.4   $  235.0   $  231.3
  Independent investment advisor client
     accounts (in thousands) (6)                                  7%        6%    1,316.3   1,238.8  $1,182.4   $1,081.7   $  986.5
  Number of domestic offices                                    (10%)     (27%)       273       376       422        429        415
====================================================================================================================================
Employee Information (4)
  Full-time equivalent employees
     (at year end, in thousands)                                (14%)     (11%)      14.2      16.0      16.4       19.2       25.9
  Revenues per average full-time equivalent
     employee (in thousands)                                      5%       10%   $    269  $    245  $    214   $    183   $    218
  Compensation and benefits expense as a
     percentage of revenues                                                           45%       43%       44%        44%        44%
====================================================================================================================================

(1)  Amounts have been adjusted to summarize the impact of The Charles  Schwab  Corporation's  (the  Company's) sales of its capital markets business,  Schwab Soundview Capital Markets, and its United Kingdom (U.K.) brokerage susidiary,  Charles Schwab Europe, in loss from discontinued operations.
(2)  Both basic and diluted earnings per share include discontinued operations and extraordinary gains.
(3)  Non-trading  revenues include asset  management and  administration  fees, net interest  revenue,  and other revenues.  Trading revenues include commission and principal transaction revenues.
(4)  Amounts have been adjusted to reflect the sale of Schwab Soundview Capital Markets.
(5)  Reflects the removal of 192,000  accounts in 2003 related to the Company's  withdrawal  from the Employee  Stock  Purchase Plan business and the transfer of those  accounts to other  providers.  Active  accounts  are defined as accounts  with  balances or activity within the preceding eight months.
(6)  Represents amounts related to the Schwab Institutional(R) unit.


                         THE CHARLES SCHWAB CORPORATION
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


DESCRIPTION OF BUSINESS

Overview

     Securities market returns were mixed for much of 2004 due to the cumulative effects of ongoing geopolitical, economic and energy market uncertainties, concerns about rising interest rates, and a close presidential election. While this environment weighed on client engagement, the Company actively pursued its strategy of refocusing on its core client base, improving product and service offerings for those clients, lowering pricing, and streamlining its overall infrastructure. In addition, the Company embarked on a firm-wide cost reduction effort designed to mitigate the effects of its price reductions and to improve overall efficiency and productivity.
     During the fourth quarter of 2004, the election was decided and market returns turned positive. In this improved environment, client asset valuations recovered and daily average revenue trades rose by 39% over third quarter lows. The Dow Jones Industrial Average, the Standard and Poor's 500 Index, and the Nasdaq Composite Index ended 2004 up 3%, 9%, and 9%, respectively. Total client assets housed at the Company rose by 12% during 2004 to $1.08 trillion; net new client assets brought to the Company totaled $50.3 billion for the year, including $16.8 billion in the fourth quarter, the highest in 13 quarters.
     Overall, the Company's price cuts contributed to a 14% decline in trading revenues for 2004, yet continued success in attracting client assets and building stronger client relationships led to a 17% increase in non-trading revenues and total revenue growth of 8%. Expenses rose by 12% over 2003 levels, reflecting the reinstatement of the Company's 401(k) match and the payment of higher discretionary bonuses, an increased marketing communications investment, and the recognition of $261 million in after-tax charges relating to the Company's exit from the capital markets business and its cost reduction effort. As a result, net income declined by 39% from 2003, and the Company's 2004 profit margin was 6.8%, compared with 12.1% in the prior year. The Company's 2004 cost reduction effort enabled the firm to steadily reduce its operating expense base throughout 2004, and about $300 million in annualized cost savings were identified and implemented by year end.
     The Company generates cash primarily through the revenues of its brokerage and banking subsidiaries. These revenues are classified into non-trading and trading categories. The Company earns non-trading revenues primarily through:
o Asset management and administration fees earned through its proprietary and third-party mutual fund offerings, as well as fee-based investment management and advisory services; and
o Interest revenue earned on margin loans, loans to banking clients, and investments.
     Non-trading revenues are impacted by securities valuations, interest rates, the Company's ability to attract new clients, and client activity levels. The Company earns trading revenues through:
o    Commissions earned for executing trades for clients; and
o    Principal  transaction  revenues  for  trading  activity  in  fixed  income securities.
     Trading revenues are impacted by trading volumes, the volatility of equity prices in the securities markets and commission rates.
     Management   of  the  Company   focuses  on  several  key   financial   and
non-financial metrics (as shown in the following table) in evaluating the Company's financial position and operating performance:

--------------------------------------------------------------------------------
                                        Growth Rate
                                          1-year
                                         2003-2004    2004      2003      2002
--------------------------------------------------------------------------------
Client Activity Metrics:
Net new client assets
   (in billions) (1)                       (10%)  $   50.3  $   56.2  $   47.6
Client assets
   (in billions, at year end)               12%   $1,081.2  $  966.7  $  764.8
Daily average revenue trades
   (in thousands)                           11%      156.4     140.8     134.1
Company Financial Metrics:
Revenue growth (decline)
   from prior year (2)                                  8%       (1%)      (3%)
Pre-tax profit margin (2)                            15.3%     18.4%      6.3%
Return on stockholders' equity                          6%       11%        3%
Revenue per average full-time
   equivalent employee
   (in thousands) (2)                       10%   $   269   $    245  $    214
Revenue on client assets                    (9%)       42         46        49
--------------------------------------------------------------------------------
(1) Includes an individual outflow of $6.0 billion in 2004 related to a mutual fund clearing client. Includes inflows of $12.1 billion in 2003 at U.S. Trust related to the acquisition of State Street Corporation's Private Asset Management group.
(2) All amounts have been adjusted to reflect the sale of the Company's capital markets business.

o Net new client assets is defined as the total inflows of client cash and securities to the firm less client outflows. Management believes that this metric depicts how well

                         THE CHARLES SCHWAB CORPORATION
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


     the Company's products and services appeal to new and existing clients.

o Client assets is the market value of all client assets housed at the Company. Management considers client assets to be indicative of the
     Company's appeal in the marketplace. Additionally, growth in certain components of client assets (e.g., money market funds) directly impacts asset management and administration fee revenues.
o Schwab's daily average revenue trades (DART) is deemed by management to be a key indicator of client engagement with securities markets and the most prominent driver of commission revenues.
o Management believes that revenue growth, pre-tax profit margin, and return on stockholders' equity provide broad indicators of the Company's overall financial health, operating efficiency, and ability to generate acceptable returns.
o    Revenue per average  full-time  equivalent  employee  (revenue  per FTE) is considered by management to be the Company's broadest measure of productivity. With the Company's restructuring initiatives over the past four years, revenue per FTE has steadily improved to $269,000 in 2004.
o Revenue on client assets is defined as annualized basis points of revenue per dollar of average client assets. Management believes that this metric is a key measure of the Company's ability to broaden the number of services utilized by clients.

Restructuring

     The Company recorded pre-tax restructuring charges as follows:

--------------------------------------------------------------------------------
                                                        2004     2003     2002
--------------------------------------------------------------------------------
2004 Cost Reduction Effort:
   Workforce reduction                                 $ 129        -        -
   Facilities reduction                                   82        -        -
--------------------------------------------------------------------------------
     Total                                               211        -        -
--------------------------------------------------------------------------------
2003, 2002, and 2001 Initiatives:
   Workforce reduction                                    (1)   $  27    $ 140
   Facilities reduction                                    4       49      202
   Systems removal                                         -        -        1
--------------------------------------------------------------------------------
     Total                                                 3       76      343
--------------------------------------------------------------------------------
Total                                                  $ 214    $  76    $ 343
================================================================================

2004 Cost Reduction Effort
     In the second quarter of 2004, the Company commenced a firm-wide cost reduction effort designed to mitigate the financial impact of its pricing changes (see Results of Operations - Financial Overview - Revenues - Commissions) and to strengthen its productivity and efficiency. The goals of this effort include eliminating work that is not essential to meeting client service standards or the Company's ongoing operating needs, reengineering work processes to maximize productivity, minimizing organizational complexity through functional streamlining, and addressing business unit performance across the Company. During 2004, the Company reallocated certain client service functions from its Orlando regional telephone service center to other centers. The Company also closed or consolidated 111 branch offices, began opening smaller satellite offices in selected locations, and took steps to streamline its technology organization. Additionally, the Company reduced its operating facilities, primarily by exiting certain administrative office space in California.
     The Company recorded pre-tax restructuring charges of $211 million in 2004 related to the 2004 cost reduction effort, primarily reflecting severance costs for approximately 1,600 employees and facilities reduction charges.
     The Company's 2004 cost reduction effort enabled the firm to steadily reduce its operating expense base throughout 2004, and about $300 million in annualized cost savings were identified and implemented by year end. The Company estimates that its 2004 cost reduction effort will result in approximately $16 million, or $10 million after-tax, of restructuring charges in the first quarter of 2005. Estimated additional charges for, or expense savings from, cost reduction efforts to be implemented during 2005 have not yet been determined.

2003, 2002, and 2001 Initiatives
     The Company's 2003, 2002, and 2001 restructuring initiatives included workforce reductions, reductions in operating facilities, the removal of certain systems hardware, software, and equipment from service, and the withdrawal from certain international operations. These initiatives reduced operating expenses and adjusted the Company's organizational structure to help improve productivity, enhance efficiency, and increase profitability. During 2004, the Company recorded pre-tax restructuring charges of $3 million related to its 2003, 2002, and 2001 restructuring initiatives, primarily due to changes in estimates of sublease income associated with previously announced efforts to sublease excess facilities.

     For further information on the Company's restructuring initiatives, see "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 3. Restructuring Charges." The actual costs of these restructuring initiatives could differ from the estimated costs, depending primarily on the Company's ability to sublease properties. For further information on the

                         THE CHARLES SCHWAB CORPORATION
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


Company's facilities restructuring reserves, see "Critical Accounting Policies."

Corporate Development

Discontinued Operations: On October 29, 2004, the Company completed the sale of its capital markets business to UBS. Pursuant to the purchase agreement, UBS acquired all of the partnership interests of Schwab Capital Markets L.P. and all of the outstanding capital stock of SoundView Technology Group, Inc. (collectively referred to as Schwab Soundview Capital Markets, or SSCM) for $265 million in cash. At closing, the Company and Schwab entered into eight-year order routing and execution services agreements with UBS for the handling of Schwab's equity and listed options order flow. SSCM comprised substantially all of the previously-reported Capital Markets segment.
     The results of operations, net of income taxes, and cash flows of SSCM have been presented as discontinued operations on the consolidated statements of income and of cash flows, respectively, and the assets and liabilities of SSCM prior to the sale have each been combined and presented as assets and liabilities of discontinued operations on the consolidated balance sheet. The Company's consolidated prior period revenues, expenses, taxes on income, assets, liabilities, and cash flows have been adjusted to reflect this presentation.
     In January 2003, the Company sold its U.K. brokerage subsidiary, Charles Schwab Europe (CSE), to Barclays PLC. The results of operations of CSE, net of income taxes, have been summarized as discontinued operations on the Company's consolidated statement of income. The Company's consolidated prior period revenues, expenses, and taxes on income have been adjusted to reflect this presentation.
     For further information on the Company's discontinued operations, see "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 5. Discontinued Operations."

Divestiture of Investment: In June 2003, the Company sold its investment in Aitken Campbell, a market-making joint venture in the U.K., to the Company's joint venture partner, TD Waterhouse Group, Inc. In 2003, the Company recorded an impairment charge to reduce the carrying value of its investment and an income tax benefit. The Company's share of Aitken Campbell's historical earnings, which was accounted for under the equity method, was not material to the Company's results of operations, EPS, or cash flows. For further information, see "Item 8 - Financial Statements and Supplementary Data Notes to Consolidated Financial Statements 6. Business Acquisitions and Divestitures."

Sale of Corporate Trust Business: In June 2001, USTC sold its Corporate Trust business to The Bank of New York Company, Inc. The Company recognized an extraordinary gain in 2002 related to this sale, primarily for amounts recognized upon satisfaction of certain client retention requirements. For further information, see "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 4. Sale of Corporate Trust Business."


RESULTS OF OPERATIONS

Financial Overview

     Total revenues were $4.2 billion in 2004, up $306 million, or 8%, from 2003. The Company's non-trading revenues totaled $3.2 billion in 2004, up $471 million, or 17%, from 2003. This increase was primarily due to an increase in asset management and administration fees resulting primarily from higher levels of client assets and an increase in net interest revenue resulting primarily from higher levels of and changes in the composition of interest-earning assets. Trading revenues totaled $1.0 billion in 2004, down $165 million, or 14%, from 2003. This decrease was primarily due to lower average revenue earned per revenue trade resulting from reductions in the Company's commission pricing, partially offset by higher client trading activity.
     Total expenses excluding interest for 2004 were $3.6 billion, up $378 million, or 12%, from 2003. This increase was primarily due to a $212 million, or 13%, increase in compensation and benefits expense resulting from higher levels of discretionary bonuses to employees, employee benefits, and incentive compensation, as well as a $138 million, or 182%, increase in restructuring charges.
     Income from continuing operations before taxes on income and extraordinary gain for 2004 was $645 million, down $72 million, or 10% from 2003, primarily due to the combination of factors discussed above - higher compensation and benefits expense and restructuring charges, partially offset by higher levels of non-trading revenues. Loss from discontinued operations, net of tax, was $128 million for 2004, compared to $4 million for 2003. Net income for 2004 was $286 million, or $.21 per share, down 39% from 2003, primarily due to a higher loss from discontinued operations, net of tax, as well as lower income from continuing operations before taxes on income and extraordinary gain. The Company's after-tax profit margin for 2004 was 6.8%, down from 12.1% for 2003. Return on stockholders' equity was 6% for 2004, down from 11% in 2003.

                         THE CHARLES SCHWAB CORPORATION
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


     Certain reclassifications have been made to prior year amounts to conform to the current presentation. All references to earnings per share (EPS) information in this Management's Discussion and Analysis of Results of Operations and Financial Condition reflect diluted earnings per share unless otherwise noted.

Segment Information: In evaluating the Company's financial performance, management uses adjusted operating income, a non-generally accepted accounting principles (non-GAAP) income measure which excludes items described below. Management believes that adjusted operating income is a useful indicator of the ongoing financial performance of the Company's segments, and a tool that can provide meaningful insight into financial performance without the effects of certain material items that are not expected to be an ongoing part of operations (e.g., extraordinary items, non-operating revenues, restructuring charges, impairment charges, acquisition- and merger-related charges, and discontinued operations).
     In 2004, net income of $286 million included the following items which in total had the effect of decreasing after-tax income by $252 million: $133 million of after-tax restructuring charges, a $128 million after-tax loss from discontinued operations, and a $9 million after-tax gain on an investment. In 2003, net income of $472 million included the following items which in total had the effect of decreasing after-tax income by $19 million: $48 million of after-tax restructuring charges, a $5 million investment write-down related to the Company's U.K. market-making operation, a $4 million after-tax loss from discontinued operations, a $16 million tax benefit associated with the Company's sale of its U.K. market-making operation, an $11 million after-tax gain on the sale of an investment, and an $11 million tax benefit associated with the Company's merger with U.S. Trust. In 2002, net income of $109 million included the following items which in total had the effect of decreasing after-tax income by $304 million: $211 million of after-tax restructuring charges, a $52 million after-tax loss from discontinued operations, a $37 million investment write-down related to the Company's U.K. market-making operation, $16 million of after-tax acquisition-related charges, and a $12 million after-tax extraordinary gain on the sale of U.S. Trust's Corporate Trust business.
     As detailed in "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 26. Segment Information," the Company's adjusted operating income before taxes was $845 million for 2004, up $64 million, or 8%, from 2003 due to increases of $58 million, or 13%, in the Individual Investor segment, and $9 million, or 23%, in the U.S. Trust segment, partially offset by a decrease of $21 million, or 7%, in the Institutional Investor segment. The increase in the Individual Investor segment was primarily due to higher revenues resulting from increased client trading activity and levels of client assets. The decrease in the Institutional Investor segment was primarily due to growth in expenses outpacing growth in revenues primarily as a result of higher client acquisition and servicing costs.

Revenues

     The Company categorizes its revenues as either non-trading or trading. As shown in the following table, non-trading and total revenues increased, while trading revenues decreased from 2003.


                                                   THE CHARLES SCHWAB CORPORATION
                        Management's Discussion and Analysis of Financial Condition and Results of Operations
                                     (Tabular Amounts in Millions, Except Ratios, and as Noted)


====================================================================================================================================

Sources of Revenues


Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                   Growth Rate             2004                2003               2002
                                                      1-year     --------------------------------------------------------------
                                                    2003-2004        Amount  Percent     Amount  Percent    Amount  Percent
                                                   ----------------------------------------------------------------------------
Non-Trading Revenues
Asset management and administration fees
    Mutual fund service fees:
       Proprietary funds (SchwabFunds(R),
         Excelsior(R), and other)                         (1%)      $   870      21%    $   883      23%   $   874      22%
       Mutual Fund OneSource(R)                           33%           376       9%        283       7%       264       7%
       Other                                              18%            59       1%         50       1%        41       1%
    Asset management and related services                 28%           786      19%        616      16%       574      15%
------------------------------------------------------------------------------------------------------------------------------------
Asset management and administration fees                  14%         2,091      50%      1,832      47%     1,753      45%
------------------------------------------------------------------------------------------------------------------------------------

Net interest revenue
    Interest revenue:
       Margin loans to clients                            31%           454      11%        347       9%       459      12%
       Investments, client-related                         3%           293       7%        284       7%       337       8%
       Loans to banking clients                           20%           275       7%        230       6%       236       6%
       Securities available for sale                      88%           139       3%         74       2%        76       2%
       Other                                              58%            52       1%         33       1%        48       1%
------------------------------------------------------------------------------------------------------------------------------------
    Interest revenue                                      25%         1,213      29%        968      25%     1,156      29%
    Interest expense:
       Brokerage client cash balances                     49%           113       3%         76       2%       164       4%
       Deposits from banking clients                       9%           105       3%         96       3%        94       2%
       Long-term debt                                     (9%)           32       1%         35       1%        46       1%
       Short-term borrowings                              38%            18        -         13        -        20       1%
       Other                                             (55%)            9        -         20        -         7        -
------------------------------------------------------------------------------------------------------------------------------------
    Interest expense                                      15%           277       7%        240       6%       331       8%
------------------------------------------------------------------------------------------------------------------------------------
Net interest revenue                                      29%           936      22%        728      19%       825      21%
------------------------------------------------------------------------------------------------------------------------------------

Other                                                      3%           150       4%        146       3%       129       3%
------------------------------------------------------------------------------------------------------------------------------------
       Total non-trading revenues                         17%         3,177      76%      2,706      69%     2,707      69%
------------------------------------------------------------------------------------------------------------------------------------

Trading Revenues
Commissions
    Equity and other securities                          (18%)          731      17%        892      23%       925      24%
    Mutual funds                                           2%           112       3%        110       3%       111       3%
    Options                                               (2%)           93       2%         95       3%        99       2%
------------------------------------------------------------------------------------------------------------------------------------
Commissions                                              (15%)          936      22%      1,097      29%     1,135      29%
------------------------------------------------------------------------------------------------------------------------------------

Principal transactions                                    (4%)           89       2%         93       2%       102       2%
------------------------------------------------------------------------------------------------------------------------------------
       Total trading revenues                            (14%)        1,025      24%      1,190      31%     1,237      31%
------------------------------------------------------------------------------------------------------------------------------------

Total revenues                                             8%       $ 4,202     100%    $ 3,896     100%   $ 3,944     100%
====================================================================================================================================


                         THE CHARLES SCHWAB CORPORATION
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


     While the Individual Investor and Institutional Investor segments generate both non-trading and trading revenues, the U.S. Trust segment generates primarily non-trading revenues. Revenues by segment are as shown in the following table:

--------------------------------------------------------------------------------
                                        Growth Rate
                                          1-year
                                         2003-2004    2004      2003      2002
--------------------------------------------------------------------------------
Individual Investor                          3%    $ 2,444   $ 2,365   $ 2,375
Institutional Investor                       9%        897       821       855
U.S. Trust                                  23%        773       629       651
Unallocated                                 16%         74        64        63
--------------------------------------------------------------------------------
Operating revenues                           8%      4,188     3,879     3,944
Non-operating revenues (1)                 (18%)        14        17         -
--------------------------------------------------------------------------------
   Total revenues                            8%    $ 4,202   $ 3,896   $ 3,944
================================================================================
(1)  Primarily consists of pre-tax gains on investments.

     The increase in revenues in the U.S. Trust segment was primarily due to the acquisition of State Street Corporation's Private Asset Management group in October 2003 and higher levels of client assets. See "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements -
26. Segment Information" for financial information by segment for the last three years.

Asset Management and Administration Fees
     Asset management and administration fees include mutual fund service fees, as well as fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for transfer agent services, shareholder services, administration, and investment management provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. These fees are based upon the daily balances of client assets invested in third-party funds and upon the average daily net assets of the Company's proprietary funds. Mutual fund service fees are earned through each of the Company's segments. The Company also earns asset management and administration fees for financial services provided to individual and institutional clients, including investment management and consulting, trust and fiduciary services, custody services, financial and estate planning, and private banking services. These fees are primarily based on the value and composition of assets under management and are earned through each of the Company's segments.
     The increase in asset management and related service fees from 2003 to 2004 was primarily due to higher levels of client assets and higher asset-based fees from certain client relationships. The increase in mutual fund service fees from 2003 to 2004 was primarily due to higher average assets in and service fees earned on Schwab's Mutual Fund OneSource(R) service. The increase in asset management and related service fees from 2002 to 2003 was primarily due to higher asset-based fees from certain client relationships, partially offset by a decrease in account fees. The increase in mutual fund service fees from 2002 to 2003 was due to higher service fees earned on and average assets in Schwab's Mutual Fund OneSource service, and higher service fees earned on SchwabFunds(R).

Commissions
     The Company earns commission revenues by executing client trades primarily through the Individual Investor and Institutional Investor segments. These revenues are affected by the number of client accounts that trade, the average number of revenue-generating trades per account, and the average revenue earned per revenue trade.
     The decrease in commission revenues from 2003 to 2004 was primarily due to lower average revenue earned per revenue trade as a result of significant reductions in commission pricing for a wide range of clients in 2004, partially offset by higher daily average revenue trades. The increase in commission revenues from 2002 to 2003 was primarily due to higher daily average trades, partially offset by lower revenue per revenue trade.
     Effective in June 2004, the Company lowered its online equity pricing to $9.95 for clients with more than $1 million in assets at Schwab and also lowered commission pricing for a wide range of other clients. Additionally, effective in November 2004, the Company lowered its base online equity commission pricing to $19.95, expanded access to $9.95 online equity commissions, and lowered commissions on online and broker-assisted trades of options contracts. Primarily as a result of these pricing changes, the Company's average revenue earned per revenue trade declined from $30.97 in May 2004 to $18.82 in December 2004.

                         THE CHARLES SCHWAB CORPORATION
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


     As illustrated in the following table, daily average revenue trades executed by the Company increased 11% in 2004. Average revenue earned per revenue trade decreased 23% from 2003 to 2004, primarily due to the pricing changes discussed above. Average revenue earned per revenue trade decreased 7% from 2002 to 2003, primarily due to decreased pricing of certain equity trades made through online channels as well as decreased pricing of fixed income securities trades.

--------------------------------------------------------------------------------
                                                      2004      2003      2002
--------------------------------------------------------------------------------
Daily average revenue trades
  (in thousands) (1)                                 156.4     140.8     134.1
Accounts that traded
  (in thousands)                                     2,749     2,734     2,871
Average revenue trades
  per account that traded                             14.3      12.9      11.8
Trading frequency proxy (2)                            3.4       3.8       3.8
Number of trading days (3)                           251.5     250.0     252.0
Average revenue earned
  per revenue trade (4)                            $ 26.34   $ 34.06   $ 36.46
Online trades as a percentage of
  total trades                                         89%       87%       83%
--------------------------------------------------------------------------------
(1) Includes all client trades (both individuals and institutions) that generate either commission revenue or revenue from principal markups (i.e., fixed income).
(2)  Represents revenue trades per $100,000 in total client assets.
(3) Effective in the third quarter of 2003, the Company considers reduced exchange trading sessions as half days.
(4) All amounts have been adjusted to reflect the sale of the Company's capital markets business.

     The Company continually monitors its pricing in relation to competitors and periodically adjusts prices to enhance its competitive position. The Company continues to actively evaluate commission rates and fee structures for certain clients.

Net Interest Revenue
     Net interest revenue is the difference between interest earned on certain assets (mainly margin loans to clients, investments of segregated client cash balances, loans to banking clients, and securities available for sale) and interest paid on supporting liabilities (mainly deposits from banking clients and brokerage client cash balances). Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and hedging strategies.
     The Company's net interest revenue is earned through each of its segments. In clearing its clients' trades, Schwab holds cash balances payable to clients. In most cases, Schwab pays its clients interest on cash balances awaiting investment, and may invest these funds and earn interest revenue. Margin loans arise when Schwab lends funds to clients on a secured basis to purchase securities. Pursuant to SEC regulations, client cash balances that are not used for margin lending are generally segregated into investment accounts that are maintained for the exclusive benefit of clients.
     When investing segregated client cash balances, Schwab must adhere to SEC regulations that restrict investments to U.S. government securities, participation certificates, mortgage-backed securities guaranteed by the Government National Mortgage Association, certificates of deposit issued by U.S. banks and thrifts, and resale agreements collateralized by qualified securities. Schwab's policies for credit quality and maximum maturity requirements are more restrictive than these SEC regulations. In each of the last three years, resale agreements accounted for over 65% of Schwab's investments of segregated client cash balances. The average maturities of Schwab's total investments of segregated client cash balances were 142 days for 2004, 161 days for 2003, and 66 days for 2002. U.S. Trust and Schwab Bank lend funds to banking clients primarily in the form of mortgage loans. These loans are largely funded by interest-bearing deposits from banking clients.

                         THE CHARLES SCHWAB CORPORATION
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


     The   Company's   interest-earning   assets  are   financed   primarily  by
interest-bearing brokerage client cash balances and deposits from banking clients. Other funding sources include noninterest-bearing brokerage client cash balances, proceeds from stock-lending activities, short-term borrowings and long-term debt, as well as stockholders' equity. Client-related daily average balances, interest rates, and average net interest spread are summarized as follows:

--------------------------------------------------------------------------------
                                                      2004      2003      2002
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Investments (client-related):
  Average balance outstanding                      $20,159   $21,826   $17,869
  Average interest rate                              1.45%     1.30%     1.89%
Margin loans to clients:
  Average balance outstanding                      $ 9,074   $ 7,025   $ 8,017
  Average interest rate                              4.99%     4.94%     5.72%
Loans to banking clients:
  Average balance outstanding                      $ 6,453   $ 5,034   $ 4,204
  Average interest rate                              4.24%     4.56%     5.62%
Securities available for sale:
  Average balance outstanding                      $ 4,031   $ 1,904   $ 1,508
  Average interest rate                              3.45%     3.91%     5.02%
Average yield on interest-earning assets             2.94%     2.62%     3.51%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                      $23,788   $23,140   $22,432
  Average interest rate                               .47%      .33%      .73%
Interest-bearing banking deposits:
  Average balance outstanding                      $ 9,077   $ 5,395   $ 4,046
  Average interest rate                              1.15%     1.79%     2.33%
Other interest-bearing sources:
  Average balance outstanding                      $ 2,519   $ 2,843   $ 1,094
  Average interest rate                              1.07%     1.05%     2.03%
Average noninterest-bearing portion                $ 4,333   $ 4,411   $ 4,026
Average interest rate on funding sources              .61%      .57%      .89%
Summary:
Average yield on interest-earning assets             2.94%     2.62%     3.51%
Average interest rate on funding sources              .61%      .57%      .89%
--------------------------------------------------------------------------------
Average net interest spread                          2.33%     2.05%     2.62%
--------------------------------------------------------------------------------

     The increase in net interest revenue from 2003 to 2004 was primarily due to higher levels of and changes in the composition of interest-earning assets, including increases in margin loan balances, loans to banking clients and securities available for sale, partially offset by higher interest rates on brokerage client cash balances due to changes in the interest rate environment. The decrease in net interest revenue from 2002 to 2003 was primarily due to changes in the composition of interest-earning assets, including the decline in margin loan balances and the corresponding increase in client-related investments. Additionally, the decline in yields on interest-earning assets due to changes in the interest rate environment from 2002 to 2003 was only partially offset by lower yields on funding sources.
     Since the Company establishes the rates paid on brokerage client cash balances and certain banking deposits and the rates charged on margin loans, it manages a substantial portion of its net interest spread. However, the spread is influenced by external factors such as the interest rate environment and competition. The Company's average net interest spread increased from 2003 to 2004 as the average yield on interest-earning assets, primarily client-related investments, increased more than the average interest rate on funding sources. The Company's average net interest spread decreased from 2002 to 2003 as the average yield on interest-earning assets, primarily client-related investments, declined more than the average interest rate on funding sources.

Principal Transactions
     Principal transaction revenues are primarily comprised of revenues from client fixed income securities trading activity, which are included in the Individual Investor and Institutional Investor segments. Factors that influence principal transaction revenues include the volume of client trades, market price volatility, and changes in regulations and industry practices.

Other Revenues
     Other revenues include net gains and losses on certain investments, fees for services (such as transfer of assets), account service fees, and software maintenance fees. Other revenues are earned through each of the Company's segments.

                         THE CHARLES SCHWAB CORPORATION
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


Expenses Excluding Interest

     As shown in the table below, total expenses excluding interest increased in 2004 primarily due to higher compensation and benefits expense and restructuring charges. Additionally, increases in professional services expense and advertising and market development expense were substantially offset by decreases in depreciation and amortization expense and occupancy and equipment expense.

--------------------------------------------------------------------------------
                                        Growth Rate
                                          1-year
                                         2003-2004    2004      2003      2002
--------------------------------------------------------------------------------
Compensation and benefits                   13%    $ 1,877   $ 1,665   $ 1,755
Occupancy and equipment                    (10%)       389       430       446
Professional services                       40%        245       175       168
Depreciation and amortization              (18%)       226       277       309
Communications                              (2%)       223       228       245
Advertising and market
   development                              32%        184       139       207
Commissions, clearance and
   floor brokerage                          (3%)        39        40        46
Restructuring charges                      182%        214        76       343
Impairment charges                        (100%)         -         5        37
Other                                       11%        160       144       139
--------------------------------------------------------------------------------
   Total expenses                           12%    $ 3,557   $ 3,179   $ 3,695
================================================================================
Expenses as a percentage of total revenues:
   Total expenses, excluding interest                  85%       82%       94%
   Compensation and benefits                           45%       43%       44%
   Advertising and market development                   4%        4%        5%
--------------------------------------------------------------------------------

Compensation and Benefits
     Compensation and benefits expense includes salaries and wages, incentive and variable compensation, related employee benefits and taxes, and retention program costs arising from certain acquisitions and mergers. Employees receive variable compensation that is tied to the achievement of specified objectives, primarily related to revenue growth and profit margin. Therefore, a significant portion of compensation and benefits expense will fluctuate with these measures.
     The increase in compensation and benefits expense from 2003 to 2004 was primarily due to higher levels of discretionary bonuses to employees, employee benefits, and incentive compensation. The decrease in compensation and benefits expense from 2002 to 2003 was primarily due to a reduction in full-time equivalent employees through the Company's expense reduction measures and lower levels of employee benefits, partially offset by higher levels of incentive compensation and discretionary bonuses to employees. The following table shows a comparison of certain compensation and benefits components and employee data:

--------------------------------------------------------------------------------
                                                        2004     2003     2002
--------------------------------------------------------------------------------
Salaries and wages                                   $ 1,199  $ 1,150  $ 1,229
Incentive and variable compensation                      376      270      233
Employee benefits and other                              302      245      293
--------------------------------------------------------------------------------
   Total                                             $ 1,877  $ 1,665  $ 1,755
================================================================================
Full-time equivalent employees (1)
   (in thousands)
   At year end                                          14.2     16.0     16.4
   Average                                              15.6     15.9     18.4
--------------------------------------------------------------------------------
(1) Includes full-time, part-time and temporary employees, and persons employed on a contract basis. All amounts have been adjusted to reflect the sale of the Company's capital markets business.

     Employee benefits and other expense increased from 2003 to 2004 primarily due to the reinstatement of the Company's 401(k) employee contribution match, which was suspended in 2003 (except for a discretionary award to certain non-officer employees made in the fourth quarter of 2003). Employee benefits and other expense decreased from 2002 to 2003 primarily due to the suspension of the Company's 401(k) employer contribution in 2003 as discussed above. Additionally, employee benefits and other expense includes net pension expense of $7 million in 2004 and $8 million in 2003 related to U.S. Trust's defined benefit pension plan, compared to net pension income of less than $1 million for 2002. The increase in pension expense in 2003 was primarily due to changes in certain assumptions used to calculate pension expense, including the expected rate of return on pension plan assets and the discount rate, both effective in 2003.
     See "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 2. Significant Accounting Policies - New Accounting Standards" for a discussion of future compensation expense related to stock option awards.

Expenses Excluding Compensation and Benefits
     The decreases in occupancy and equipment expense from 2002 to 2004 were primarily due to the Company's restructuring initiatives and other expense reduction measures (see Description of Business - Restructuring).
     The increases in professional services expense from 2002 to 2004 were primarily due to higher levels of consulting fees in several areas, including new and expanded products and services, and information technology projects.
     The decreases in depreciation and amortization expense from 2002 to 2004 were primarily due to increases in fully-

                         THE CHARLES SCHWAB CORPORATION
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


amortized assets and the Company's restructuring initiatives and other expense reduction measures.
     The increase in advertising and market development expense from 2003 to 2004 was primarily due to the Company's increased print and other media spending. The decrease in advertising and market development expense from 2002 to 2003 was primarily due to reductions, as part of the Company's expense reduction measures, in brand-focused television and other media spending.

Taxes on Income
     The Company's effective income tax rate on income from continuing operations was 35.8% in 2004, 33.6% in 2003 and 40.2% in 2002. The increase in the effective income tax rate from 2003 to 2004 was primarily due to tax benefits in 2003 related to the deductibility of certain costs associated with the Company's merger with U.S. Trust and the Company's sale of its U.K. market-making operation. The decrease in the effective income tax rate from 2002 to 2003 was primarily due to the tax benefits in 2003 discussed above, as well as an impairment charge in 2002 related to the Company's U.K. market-making operation which was not deductible for tax purposes. Management expects the Company's effective income tax rate in 2005 to be approximately 38%.


LIQUIDITY AND CAPITAL RESOURCES

     CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended. CSC conducts virtually all business through its wholly owned subsidiaries. The capital structure among CSC and its subsidiaries is designed to provide each entity with capital and liquidity to meet its operational needs and regulatory requirements. See "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 22. Regulatory Requirements."

Liquidity

CSC
     CSC's liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. As discussed below, Schwab and CSC's depository institution subsidiaries are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs, providing adequate liquidity to meet CSC's depository institution subsidiaries' capital guidelines, and maintaining Schwab's net capital. Based on their respective regulatory capital ratios at December 31,
2004 and 2003, the Company and its depository institution subsidiaries are considered well capitalized.
     CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes, of which $386 million was issued and outstanding at December 31, 2004, have maturities ranging from 2005 to 2010 and fixed interest rates ranging from 6.21% to 8.05% with interest payable semiannually. CSC has entered into interest rate swap agreements (Swaps) that effectively convert the interest rate characteristics of a portion of the Medium-Term Notes from fixed to variable. For a complete discussion of the Swaps, see "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 24. Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk." The Medium-Term Notes are rated A2 by Moody's Investors Service (Moody's), A- by Standard & Poor's Ratings Group (S&P), and A by Fitch IBCA, Inc. (Fitch).
     CSC has a prospectus supplement on file with the SEC enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At December 31, 2004, all of these notes remained unissued.
     In the second quarter of 2004, the SEC declared effective CSC's Registration Statement under the Securities Act of 1933 on Form S-3 relating to a universal shelf registration for the issuance of up to $1.0 billion aggregate amount of various securities, including common stock, preferred stock, debt securities, and warrants. The Company currently intends to use any proceeds from the issuance of these securities for general corporate purposes, including, but not limited to, working capital and possible acquisitions. At December 31, 2004, all of these securities remained unissued.
     CSC has authorization from its Board of Directors (Board) to issue commercial paper up to the amount of CSC's committed, unsecured credit facility (see below), not to exceed $1.5 billion. At December 31, 2004, no commercial paper has been issued. CSC's ratings for these short-term borrowings are P-1 by Moody's, A-2 by S&P, and F1 by Fitch.
     CSC maintains an $800 million committed, unsecured credit facility with a group of nineteen banks which is scheduled to expire in June 2005. This facility replaced a facility that expired in June 2004. These facilities were unused in 2004. Any issuances under CSC's commercial paper program (see above) will reduce the amount available under this facility. The funds under this facility are available

                         THE CHARLES SCHWAB CORPORATION
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of stockholders' equity, Schwab to maintain minimum net capital ratios, as defined, and CSC's depository institution subsidiaries to be well capitalized, as defined. Management believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements.
     CSC also has direct access to $781 million of the $831 million uncommitted, unsecured bank credit lines, provided by eight banks, that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. These lines were not used by CSC in 2004.

Schwab
     Most of Schwab's assets are readily convertible to cash, consisting primarily of short-term (i.e., less than 150 days) investment-grade, interest-earning investments (the majority of which are segregated for the exclusive benefit of clients pursuant to regulatory requirements), receivables from brokerage clients, and receivables from brokers, dealers and clearing organizations. Client margin loans are demand loan obligations secured by readily marketable securities. Receivables from and payables to brokers, dealers and clearing organizations primarily represent current open transactions, which usually settle, or can be closed out, within a few business days.
     Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $27.0 billion, $25.6 billion, and $24.9 billion at December 31, 2004, 2003, and 2002, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
     Upon  adoption  of  Financial  Accounting  Standards  Board  Interpretation
(FIN) No. 46 - Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 - Consolidated Financial Statements in the first quarter of 2003, the Company consolidated a special purpose trust (Trust) and recorded a note payable of $235 million. This Trust was formed in 2000 to finance the acquisition and renovation of an office building and land. In June 2004, the Company exercised its option to purchase this property from the Trust and repaid $99 million of the note payable. Simultaneously, the Company completed a transaction on this property with American Financial Realty Trust, a publicly-traded real estate investment trust, resulting in proceeds of $136 million, which was used to repay the remainder of the note payable, and a 20-year lease. This transaction was accounted for as a financing. The remaining lease financing liability of $134 million is being reduced by a portion of the lease payments over the 20-year term.
     To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of eight banks totaling $831 million at December 31, 2004 (as noted previously, $781 million of these lines are also available for CSC to use). The need for short-term borrowings arises primarily from timing differences between cash flow requirements and the scheduled liquidation of interest-bearing investments. Schwab used such borrowings for 15 days in 2004, with the daily amounts borrowed averaging $46 million. There were no borrowings outstanding under these lines at December 31, 2004.
     To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured letter of credit agreements with nine banks in favor of the OCC aggregating $630 million at December 31, 2004. Schwab pays a fee to maintain these arrangements. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging letters of credit (LOCs), in favor of these brokerage clients, that are guaranteed by multiple banks. At December 31, 2004, the outstanding value of these LOCs totaled $52 million. No funds were drawn under these LOCs at December 31, 2004.
     Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $1 million. At December 31, 2004, Schwab's net capital was $1.2 billion (12% of aggregate debit balances), which was $1.0 billion in excess of its minimum required net capital and $723 million in excess of 5% of aggregate debit balances. Schwab has historically targeted net capital to be at least 10% of its aggregate debit balances, which primarily consist of client margin loans.
     To manage Schwab's regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility which is scheduled to expire in September 2005. The amount outstanding under this facility at December 31, 2004 was $220 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

                         THE CHARLES SCHWAB CORPORATION
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


U.S. Trust
     U.S. Trust's liquidity needs are generally met through deposits from banking clients, equity capital, and borrowings.
     Certain Schwab brokerage clients can sweep the excess cash held in their accounts into a money market deposit account at U.S. Trust. At December 31, 2004, these balances totaled $577 million.
     In addition to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements, USTC's depository institution subsidiaries have established their own external funding sources. At December 31, 2004, U.S. Trust had $52 million in Trust Preferred Capital Securities outstanding with a fixed interest rate of 8.41%. Certain of USTC's depository institution subsidiaries have established credit facilities with the Federal Home Loan Bank System (FHLB) totaling $1.7 billion. At December 31, 2004, $625 million was outstanding under these facilities. Additionally, at December 31, 2004, U.S. Trust had $38 million of federal funds purchased.
     U.S. Trust also engages in intercompany repurchase agreements with Schwab Bank and Schwab. At December 31, 2004, U.S. Trust had $400 million and $200 million in repurchase agreements outstanding with Schwab Bank and Schwab, respectively.
     CSC provides U.S. Trust with a $300 million short-term credit facility maturing in December 2006. Borrowings under this facility do not qualify as regulatory capital for U.S. Trust. The amount outstanding under this facility was $30 million at December 31, 2004.
     U.S. Trust uses Swaps with CSC and third parties to hedge the interest rate risk associated with its variable rate deposits from banking clients. These Swaps are structured for U.S. Trust to receive a variable rate of interest and pay a fixed rate of interest. At December 31, 2004, the Swaps with CSC have a notional value of $650 million and a fair value of $9 million. For a complete discussion of the Swaps with third parties, see "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 24. Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk."
     U.S. Trust is subject to the Federal Reserve Board's risk-based and leverage capital guidelines. These regulations require banks and bank holding companies to maintain minimum levels of capital. In addition, USTC's depository institution subsidiaries are subject to limitations on the amount of dividends they can pay to USTC.

Schwab Bank
     Schwab Bank's current liquidity needs are generally met through deposits from banking clients and equity capital.
     Certain Schwab brokerage clients can sweep the excess cash held in their accounts into a money market deposit account at Schwab Bank. At December 31, 2004, these balances totaled $4.0 billion.
     Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, CSC provides Schwab Bank with a $100 million short-term credit facility maturing in December 2005. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. No funds were drawn under this facility at December 31, 2004.
     In May 2004, Schwab Bank established a credit facility with the FHLB. At December 31, 2004, $266 million was available, and no funds were drawn under this facility.
     Schwab Bank is subject to the same risk-based and leverage capital guidelines as U.S. Trust (see discussion above), except that Schwab Bank is subject to a minimum tier 1 leverage ratio of 8% for its first three years of operations. In addition, Schwab Bank is subject to limitations on the amount of dividends it can pay to CSC.

Liquidity Risk Factors
     The Company manages risk by maintaining sufficient liquid financial resources to fund its balance sheet and meet its obligations. The Company's liquidity needs are met primarily through cash generated by operations, as well as cash provided by external financing. Risks in meeting these needs may arise with fluctuations in client cash or deposit balances, as well as changes in market conditions.
     Specific risk factors which may affect the Company's liquidity position include:
o a dramatic increase in the Company's client lending activities (including margin, mortgage, and personal lending) which may reduce the Company's liquid resources and capital position;
o a reduction in cash held in banking or brokerage client accounts which may affect the amount of the Company's liquid assets; and
o a significant downgrade in the Company's credit ratings which could increase its borrowing costs and limit its access to the capital markets.

Cash and Capital Resources
     The Company's cash position (reported as cash and cash equivalents on the Company's consolidated balance sheet) and cash flows are affected by changes in brokerage client cash balances and the associated amounts required to be segregated under federal or other regulatory guidelines. Timing differences between cash and investments actually segregated on a given date and the amount required to be segregated for that date may arise in the ordinary course of business and are addressed by the Company in accordance with applicable regulations. Other factors which affect the Company's cash position and cash flows include investment

                         THE CHARLES SCHWAB CORPORATION
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


activity in securities owned, levels of capital expenditures, acquisition activity, banking client deposit and loan activity, financing activity in short-term borrowings and long-term debt, payments of dividends, and repurchases of CSC's common stock.
     In 2004, cash and cash equivalents decreased $7 million to $2.8 billion primarily due to higher levels of securities available for sale and increases in loans to banking clients, substantially offset by increases in deposits from banking clients, including sweep deposit accounts. Certain Schwab brokerage clients can sweep the excess cash held in their brokerage accounts into these money market deposit accounts at Schwab Bank or U.S. Trust. At December 31, 2004, these sweep deposit balances totaled $4.6 billion, up $3.0 billion from December 31, 2003. This sweep deposit activity is reflected on the Consolidated Statement of Cash Flows as a cash outflow from payables to brokerage clients (classified as an operating activity) and a cash inflow to deposits from banking clients (classified as a financing activity).
     The Company's capital expenditures were $194 million in 2004 and $147 million in 2003, or 5% and 4% of revenues in 2004 and 2003, respectively. In 2004, 86% of capital expenditures were for information technology and 14% for facilities expansion and improvements. Capital expenditures include capitalized costs for developing internal-use software of $79 million in 2004 and $64 million in 2003.
     Management currently anticipates that 2005 capital expenditures will be approximately 15% lower than 2004 spending. As has been the case in recent years, the Company may adjust its capital expenditures from period to period as business conditions change. Management believes that funds generated by its operations will continue to be the primary funding source of its capital expenditures.
     Certain  cash  flows  from  financing  activities  by the  Company  in 2004 include:
o    Net repayment of $179 million of long-term debt;
o Receipt of cash proceeds of $51 million on the exercise of 11 million of the Company's stock options, with a weighted-average exercise price of $4.88, and a related tax benefit of $18 million; and
o    Payment of common stock dividends of $101 million.
     The Company monitors both the relative composition and absolute level of its capital structure. The Company's total financial capital (long-term debt plus stockholders' equity) at December 31, 2004 was $5.0 billion, down $262 million, or 5%, from a year ago, due to lower stockholders' equity, primarily resulting from stock repurchases and a net decrease in long-term debt. At December 31, 2004, the Company had long-term debt of $585 million, or 12% of total financial capital, bearing interest at a weighted-average rate of 7.08%. At December 31, 2004, the Company's stockholders' equity was $4.4 billion, or 88% of total financial capital.

Off-Balance-Sheet Arrangements
     The Company enters into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients and to reduce its own exposure to interest rate risk. These arrangements include firm commitments to extend credit and letters of credit. Additionally, the Company enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For additional information on each of these arrangements, see "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 23. Commitments and Contingent Liabilities."

                         THE CHARLES SCHWAB CORPORATION
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


Commitments
     A summary of the Company's principal contractual obligations and other commitments as of December 31, 2004 is shown in the following table. Excluded from this table are liabilities recorded on the consolidated balance sheet that are generally short-term in nature (e.g., drafts payable and short-term borrowings) or without contractual payment terms (e.g., deposits from banking clients, payables to brokerage clients, and deferred compensation). Management believes that funds generated by its operations, as well as cash provided by external financing, will continue to be the primary funding sources in meeting these obligations and commitments.

--------------------------------------------------------------------------------
                                       Less than   1-3    3-5   After 5
                                         1 Year   Years  Years   Years   Total
--------------------------------------------------------------------------------
Operating leases (1)                     $  188  $  323 $  270  $  621  $1,402
Long-term debt (2)                           56     106     24     252     438
Credit-related financial
  instruments (3)                           775     264      -   1,194   2,233
Purchase obligations (4)                    206     125     32       5     368
Workforce restructuring
   reserves (5)                              70       4      -       -      74
--------------------------------------------------------------------------------
    Total                                $1,295  $  822 $  326  $2,072  $4,515
================================================================================
(1)  Represents minimum rental  commitments,  net of sublease  commitments,  and includes facilities under the Company's restructuring initiatives. See "Item 8 - Financial Statements and Supplementary Data - Notes to
     Consolidated Financial Statements - 3. Restructuring Charges and 23. Commitments and Contingent Liabilities."
(2) Excludes maturities under a lease financing liability and the effect of interest swaps. See "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 16. Long-term Debt."
(3) Includes U.S. Trust and Schwab Bank firm commitments to extend credit primarily for loans to banking clients and standby letters of credit. See "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 24. Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk."
(4) Consists of purchase obligations for services such as advertising and marketing, telecommunications, professional services, and hardware- and software-related agreements. Includes purchase obligations of $126 million at December 31, 2004 which can be canceled by the Company without penalty.
(5) Includes workforce restructuring reserves of $51 million and $23 million related to the Company's restructuring initiatives and discontinued operations, respectively. See "Item 8 - Financial Statements and
     Supplementary Data - Notes to Consolidated Financial Statements - 3. Restructuring Charges and 5. Discontinued Operations."

Share Repurchases
     CSC repurchased 39 million shares of its common stock for $383 million in 2004 and 4 million shares of its common stock for $32 million in 2003. On December 9, 2004, the Board authorized the repurchase of up to an additional $300 million of CSC's common stock. As of December 31, 2004, CSC has authority to repurchase up to $234 million of its common stock.

Dividend Policy
     Since the initial dividend in 1989, CSC has paid 63 consecutive quarterly dividends and has increased the dividend 14 times, including a 43% increase in the second quarter of 2004. Since 1989, dividends have increased by a 27% compounded annual growth rate. CSC paid common stock dividends of $.074, $.050, and $.044 per share in 2004, 2003, and 2002, respectively. While the payment and amount of dividends are at the discretion of the Board, subject to certain regulatory and other restrictions, the Company currently targets its cash dividend at approximately 10% to 20% of net income.


RISK MANAGEMENT

Overview

     The Company's business activities expose it to a variety of risks including, but not limited to, those discussed below. Identification, assessment and management of these risks are essential to the success and financial soundness of the Company.
     Senior management takes an active role in the Company's risk management process and has developed policies and procedures under which specific business and control units are responsible for identifying, measuring, and controlling various risks. Oversight of risk management has been delegated to the Global Risk Steering Committee, which is comprised of managers who lead major business and control functions. The Global Risk Steering Committee is responsible for reviewing and monitoring the Company's risk exposures, leading in the continued development of the Company's risk management policies and practices, and reviewing changes in regulation and other risk-related developments. The Global Risk Steering Committee regularly reports on risk management to the Audit Committee of the Board of Directors, which reviews major risk exposures and the steps management has taken to monitor and control such exposures.
     The Company also has a number of functional risk sub-committees, which report into the Global Risk Steering Committee on a frequent basis. These sub-committees include:
o Technology and Operations Risk Committee, which focuses on the integrity of operational controls and operating capacity of the Company's technology and operations systems;
o Financial Risk Oversight Committee, which focuses on the credit exposures resulting from client activity (e.g., margin lending activities and loans to banking clients), the investing activities of certain of the Company's proprietary funds, corporate credit activities (e.g.,

                         THE CHARLES SCHWAB CORPORATION
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


     counterparty and corporate investing activities), the Company's liquidity, capital resources, interest rate risk, and the market risk resulting from securities positioning activities;
o Fiduciary Risk Committee, which focuses on overseeing the activities of the Company that are deemed to have a fiduciary component; and
o Disclosure Committee, which focuses on the oversight of disclosure and internal controls.
     Additionally, the Company's compliance, finance, internal audit, legal, and risk and credit management departments assist management and the various risk committees in evaluating, testing and monitoring the Company's risk management.
     Risk is inherent in the Company's business. Consequently, despite the Company's efforts to identify areas of risk, oversee operational areas involving risk, and implement policies and procedures designed to mitigate risk, there can be no assurance that the Company will not suffer unexpected losses due to operating or other risks.
     The following discussion highlights the Company's principal risks and some of the policies and procedures for risk identification, assessment, and mitigation. See Liquidity and Capital Resources for a discussion on liquidity risk and "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 24. Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk" for additional discussion on credit risk and market risk.

Technology and Operating Risk
     Technology and operating risk is the potential for loss due to deficiencies in control processes or technology systems that constrain the Company's ability to gather, process and communicate information efficiently and securely, without interruptions. The Company's operations are highly dependent on the integrity of its technology systems and the Company's success depends, in part, on its ability to make timely enhancements and additions to its technology in anticipation of evolving client needs. To the extent the Company experiences system interruptions, errors or downtime (which could result from a variety of causes, including changes in client use patterns, technological failure, changes to its systems, linkages with third-party systems, and power failures), the Company's business and operations could be significantly negatively impacted. Additionally, rapid increases in client demand may strain the Company's ability to enhance its technology and expand its operating capacity. To minimize business interruptions, Schwab has two data centers intended, in part, to further improve the recovery of business processing in the event of an emergency. The Company is committed to an ongoing process of upgrading, enhancing, and testing its technology systems. This effort is focused on meeting client needs, meeting market and regulatory changes, and deploying standardized technology platforms.
     Technology and operating risk also includes the risk of human error, employee misconduct, external fraud, computer viruses, terrorist attack, and natural disaster. Employee misconduct could include fraud and misappropriation of client or Company assets, improper use or disclosure of confidential client or Company information, and unauthorized activities, such as transactions exceeding acceptable risks or authorized limits. External fraud includes misappropriation of client or Company assets by third parties, including through unauthorized access to Company systems and data and client accounts. The frequency and sophistication of such fraud attempts continue to increase.
     The Company has specific policies and procedures to identify and manage operational risk, and uses periodic risk self-assessments and internal audit reviews to evaluate the effectiveness of these internal controls. The Company maintains backup and recovery functions, including facilities for backup and communications, and conducts periodic testing of disaster recovery plans. The Company also maintains policies and procedures and technology to protect against fraud and unauthorized access to systems and data.
     Despite the Company's risk mitigation efforts, it is not always possible to deter or prevent technological or operational failure, or fraud or other misconduct, and the precautions taken by the Company may not be effective in all cases. The Company may be subject to litigation, losses, and regulatory actions in such cases, and may be required to expend significant additional resources to remediate vulnerabilities or other exposures.
     The Company also faces technology and operating risk when it employs the services of various external vendors, including domestic and international outsourcing of certain technology, processing and support functions. The Company manages its exposure to such outsourcing risks through contractual agreements and ongoing monitoring of vendor performance.
     The Company is actively engaged in the research and development of new technologies, services, and products. The Company endeavors to protect its research and development efforts, and its brands, through the use of copyrights, patents, trade secrets, and contracts. From time to time, the Company may be subject to litigation claims from third parties alleging infringement of their intellectual property rights (e.g., patents). Such litigation can require the expenditure of significant Company resources. If the Company were found to have infringed a third-party patent, or other intellectual property rights, it could incur substantial liability, and in some circumstances could be enjoined from

                         THE CHARLES SCHWAB CORPORATION
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


using certain technology, or providing certain products or services.

Credit Risk
     Credit risk is the potential for loss due to a client or counterparty failing to perform its contractual obligations, or the value of collateral held to secure obligations proving to be inadequate. The Company's direct exposure to credit risk mainly results from margin lending activities, securities lending activities, its role as a counterparty in financial contracts, and investing activities, and indirectly from the investing activities of certain of the Company's proprietary funds. To mitigate the risks of such losses, the Company has established policies and procedures which include: establishing and reviewing credit limits, monitoring of credit limits and quality of counterparties, and adjusting margin requirements for certain securities. In addition, most of the Company's credit extensions, such as margin loans to clients, securities lending agreements, and resale agreements, are supported by collateral arrangements. These arrangements are subject to requirements to provide additional collateral in the event that market fluctuations result in declines in the value of collateral received.
     Additionally, the Company has exposure to credit risk associated with the Company's banking loan portfolios held at U.S. Trust and Schwab Bank. This client credit exposure is actively managed through individual and portfolio reviews performed by account officers and senior line management. Periodic assessment of the validity of credit ratings, credit quality and the credit management process is conducted by a credit review department which is separate from the loan origination and monitoring department. Management regularly reviews asset quality including concentrations, delinquencies, non-performing loans to banking clients, losses and recoveries. All are factors in the determination of an appropriate allowance for credit losses, which is reviewed quarterly by senior management. See "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 9. Loans to Banking Clients and Related Allowance for Credit Losses and 24. Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk" for an analysis of the Company's loan portfolios and allowance for credit losses, and for an additional discussion on credit risk, respectively.
     Schwab performs clearing services for all securities transactions in its client accounts. Schwab has exposure to credit risk due to its obligation to settle transactions with clearing corporations, mutual funds and other financial institutions even if Schwab's client or a counterparty fails to meet its obligations to Schwab. See "Item 8 - Financial Statements and Supplementary Data
- Notes to Consolidated Financial Statements - 24. Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk."
     There were no troubled debt restructurings at December 31, 2004 or 2003. As of December 31, 2004, management is not aware of any significant potential problem loans other than the amounts disclosed in "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 9. Loans to Banking Clients and Related Allowance for Credit Losses."

Fiduciary Risk
     Fiduciary risk is the potential for financial or reputational loss through the breaching of fiduciary duties to a client. Fiduciary activities include, but are not limited to, individual and institutional trust, investment management, custody, and cash and securities processing. The Company attempts to mitigate this risk by establishing procedures to ensure that obligations to clients are discharged faithfully and in compliance with applicable legal and regulatory requirements. Business units have the primary responsibility for adherence to the procedures applicable to their business. Guidance and control are provided through the creation, approval, and ongoing review of applicable policies by business units and various fiduciary risk committees.

Market Risk
     See discussion of market risk at "Item 7A - Quantitative and Qualitative Disclosures About Market Risk."

Legal and Regulatory Risk
     The Company faces significant legal and compliance risk in its business, and the volume of litigation and regulatory proceedings against financial services firms and the amount of damages claimed have been increasing. Among other things, these risks relate to the suitability of client investments, disclosure obligations and performance expectations for Company products and services, supervision of employees, and the adequacy of the Company's controls. Claims against the Company may increase due to a variety of factors, such as if clients suffer losses during a period of deteriorating equity market conditions, as the Company increases the level of advice it provides to clients, and as the Company enhances the services it provides to IAs. In addition, the Company and its affiliates are subject to extensive regulation by federal, state and foreign regulatory authorities, and self-regulatory organizations, and such regulation is becoming increasingly extensive and complex.
     The Company attempts to mitigate legal and compliance risk through policies and procedures reasonably designed to avoid litigation claims and prevent or detect violations of applicable legal and regulatory requirements. These procedures address issues such as business conduct and

                         THE CHARLES SCHWAB CORPORATION
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


ethics, sales and trading practices, marketing and communications, extension of credit, client funds and securities, books and records, anti-money laundering, client privacy, employment policies, and contracts management. Despite the Company's efforts to maintain an effective compliance program and internal controls, legal breaches and rule violations, even if unintentional, could result in reputational harm, significant losses and disciplinary sanctions, including limitations on the Company's business activities.

Potential Strategic Transactions
     The Company from time to time engages in the evaluation, consideration and negotiation of a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions. Any such transaction could have a material impact on the Company's financial position, results of operations, EPS, or cash flows.
     The process of integrating any acquisition may create unforeseen challenges for the Company's operational, financial and management information systems, as well as unforeseen expenditures and other risks, including diversion of management's attention from other business concerns, the potential loss of key clients, employees and business partners, and difficulties in managing facilities and employees in different geographic areas. In addition, an acquisition may cause the Company to assume liabilities or become subject to litigation. Further, there can be no assurance that the Company will realize a positive return on any acquisition or that future acquisitions will not be dilutive to the Company's current stockholders' percentage ownership or to EPS.


CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. While the majority of the Company's revenues, expenses, assets and liabilities are not based on estimates, there are certain critical accounting policies that require management to make estimates regarding matters that are uncertain and susceptible to change where such change may result in a material adverse impact on the Company's financial position and reported financial results. These critical accounting policies are described below. Management regularly reviews the estimates and assumptions used in the preparation of the Company's financial statements for reasonableness and adequacy.

Valuation of Goodwill: Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 - Goodwill and Other Intangible Assets, goodwill is required to be tested for impairment at least annually, or whenever indications of impairment exist. An impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess. The Company's goodwill balances, net of accumulated amortization, were $811 million and $810 million at December 31, 2004 and 2003, respectively.
     The Company has elected April 1 as its annual goodwill impairment testing date. In testing for a potential impairment of goodwill on April 1, 2004, management estimated the fair value of each of the Company's reporting units (generally defined as the Company's businesses for which financial information is available and reviewed regularly by management) and compared this value to the carrying value of the reporting unit. The estimated fair value of each reporting unit was greater than its carrying value, and therefore management concluded that no amount of goodwill was impaired. The estimated fair value of the reporting units was established using a discounted cash flow model that includes significant assumptions about the future operating results and cash flows of each reporting unit. Adverse changes in the Company's planned business operations such as unanticipated competition, a loss of key personnel, the sale of a reporting unit or a significant portion of a reporting unit, or other unforeseen developments could result in an impairment of the Company's recorded goodwill.

Valuation and Estimated  Useful Lives of Intangible  Assets Other than Goodwill:
The Company's intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill, principally the value of client relationships. Management generally obtains independent valuations to estimate the initial valuation and expected amortization period for client-related intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the client relationships, and assumptions about future client attrition. At each balance sheet date, management compares the actual and estimated attrition for client-related intangible assets to evaluate whether revisions to the amortization period are necessary. Also, management evaluates the client-related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Therefore, higher than expected client attrition may result in higher future amortization charges or an impairment charge for client-related intangible assets. The Company's intangible asset balances, net of accumulated amortization, were $153 million and $141 million at December 31, 2004 and 2003, respectively.

                         THE CHARLES SCHWAB CORPORATION
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


Restructuring Reserves: A portion of the reserves under the Company's restructuring initiatives are based on assumptions, including the Company's ability to successfully sublease certain real estate properties. The initial restructuring reserves and any subsequent changes in estimates of such reserves are recorded in restructuring charges on the Company's consolidated statement of income. Factors and uncertainties which may adversely affect the estimates of sublease income include deterioration in the respective properties' real estate markets, including Northern California, Texas, and New Jersey, and prolonged vacancy periods prior to execution of tenant subleases. The Company's total facilities reserves related to its restructuring initiatives were $248 million and $213 million at December 31, 2004 and 2003, respectively.
     As of December 31, 2004, the remaining facilities restructuring reserve is net of estimated future sublease income of approximately $310 million. This estimated future sublease income amount is determined based upon a number of factors, including current and expected commercial real estate lease rates in the respective properties' real estate markets, and estimated vacancy periods prior to execution of tenant subleases. At year end, approximately 80% of the total square footage targeted for sublease under the restructuring initiatives has been subleased, up from approximately 65% at December 31, 2003. The increase in subleased square footage is primarily due to the subleasing of certain property in New Jersey to a real estate investment trust in the second quarter of 2004, partially offset by the addition of properties as part of the 2004 cost reduction effort. For a further discussion on the Company's restructuring reserves, see "Description of Business - Restructuring."

Pension and Other Postretirement Benefits: Under U.S. Trust's trusteed, noncontributory, qualified defined benefit pension plan, the benefit obligation and related plan assets are based on certain estimates - years of employee service, rate of increase in salary, discount rate and expected rate of return on plan assets - which are made by management with recommendations by actuaries. In addition to the years of employee service, rate of increase in salary, and discount rate, U.S. Trust's postretirement medical and life insurance benefit obligation is based on the health care cost trend rate which is an actuarial estimated rate of future increases in per capita cost of health care benefits. The Company's benefit obligation at December 31, 2004 and 2003 was $312 million and $283 million, respectively. The related pension expense (credit) is included in compensation and benefits on the Company's consolidated statement of income and was $7 million, $8 million, and less than $(1) million for 2004, 2003, and 2002, respectively.

Derivative Instruments and Hedging Activities: As part of its asset and liability management process, the Company uses Swaps to manage interest rate risk.
     U.S. Trust uses LIBOR-based Swaps to hedge the interest rate risk associated with U.S. Trust's variable rate deposits from banking clients. The Company has designated these Swaps as cash flow hedges, as allowed by
SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities. Therefore, principally all of the cumulative change in the fair value of these Swaps from inception, totaling a net $6 million and $33 million liability at December 31, 2004 and 2003, respectively, has been recorded in accumulated other comprehensive loss, which is a component of stockholders' equity that is not recognized in current earnings. Any actual hedge ineffectiveness, which was
immaterial  for  2004,  is  recorded  in  interest   expense  on  the  Company's
consolidated statement of income. In order to maintain hedge accounting treatment, management performs a quarterly assessment of its expectation that these Swaps are effective in achieving the desired hedging results.
     Additionally, the Company has entered into Swaps that effectively convert the interest rate characteristics of a portion of the Company's Senior
Medium-Term Notes, Series A (Medium-Term Notes) from fixed to variable. The Company has designated such Swaps as fair value hedges, as allowed by SFAS No. 133. Since the notional amount, fixed interest rate, and maturity of these Swaps exactly match the terms of the corresponding Medium-Term Notes, the Company has concluded that these Swaps are completely effective in achieving the desired hedging results, as permitted under SFAS No. 133. Consequently, changes in the fair value of these Swaps, totaling an aggregate $13 million and $19 million asset at December 31, 2004 and 2003, respectively, are completely offset by changes in the fair value of the hedged Medium-Term Notes.
Accordingly, there has not been any impact on earnings as a result of this hedging program except for the conversion from a fixed to a floating rate of interest on a portion of the Medium-Term Notes.

Allowance for Credit Losses: The Company regularly evaluates its portfolio of loans to banking clients and provides allowances for the portion management believes may be uncollectible. Several factors are taken into consideration in this evaluation including current economic conditions, the composition of the loan portfolio, past loss experience, and risks inherent in the loan portfolio. For Schwab Bank and U.S. Trust portfolios, which primarily consist of mortgage loans, a risk-based methodology is used to determine the allowance for credit losses. Mortgage loans are categorized into portfolios by loan type and risk characteristics. A probable loss rate, based on company and

                         THE CHARLES SCHWAB CORPORATION
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


industry experience, is used to determine the credit allowance for each portfolio of loans. At both December 31, 2004 and 2003, the Company's allowance for credit losses was $27 million on loan portfolios of $6.8 billion and $5.8 billion, respectively.

Legal Reserve: The Company is subject to legal, regulatory and other proceedings and claims arising from the conduct of its business. The Company establishes a reserve for potential losses that may arise out of these proceedings to the extent that such losses are probable and can be estimated. The amount of the reserve, which is determined on a case-by-case basis, represents the Company's best estimate of probable losses after considering, among other factors, the progress of each case, experience in similar cases, available defenses, insurance coverage, and the opinions and views of legal counsel. However, significant judgment is required in making this estimate and the actual cost of resolving a claim may be higher or lower than the amount of the recorded reserve.

     The Company's management has discussed the development and selection of these critical accounting estimates with the Audit Committee. Additionally, the Audit Committee has reviewed the Company's disclosures relating to the estimates discussed in this Management's Discussion and Analysis of Results of Operations and Financial Condition.
     For further information on the Company's accounting policies, see "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 2. Significant Accounting Policies."


FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934.
Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management's beliefs, objectives and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company's senior management. These statements relate to, among other things, the Company's ability to pursue its business strategy (see "Item 1 - Business - Business Strategy and Competitive Environment"); the impact of legal proceedings and regulatory matters (see "Item 3 - Legal Proceedings" and "Item 8 - Financial Statements and Supplementary Data
- Notes to Consolidated Financial Statements - 23. Commitments and Contingent Liabilities - Legal Contingencies"); the impact of the firm-wide cost reduction effort on the Company's results of operations and the Company's ability to realize the estimated cost savings (see Description of Business - Overview and - Restructuring); management's expected effective income tax rate (see Results of Operations - Expenses Excluding Interest); capital expenditures (see Liquidity and Capital Resources - Cash and Capital Resources); sources of liquidity and capital (see Liquidity and Capital Resources - Liquidity and - Commitments); the potential impact of future strategic transactions (see Risk Management -
Potential Strategic Transactions); the impact of changes in management's estimates on the Company's results of operations (see Critical Accounting Policies); the impact on the Company's results of operations of recording stock option expense (see "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 2. Significant Accounting Policies"); and net interest expense under interest rate swaps (see "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 24. Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk"). Achievement of the expressed beliefs, objectives and expectations described in these statements is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed beliefs, objectives, and expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or, in the case of documents incorporated by reference, as of the date of those documents.
     Important factors that may cause such differences include, but are not limited to: the Company's success in building fee-based relationships with its clients; the effect of client trading patterns on Company revenues and earnings; changes in revenues and profit margin due to cyclical securities markets and fluctuations in interest rates; the level and continuing volatility of equity prices; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices, trading volumes, and investor confidence; geopolitical developments affecting the securities markets, the economy, and investor sentiment; the effects of the Company's or its competitors' pricing, product and service decisions; the Company's ability to recognize the expected benefits of acquisitions or dispositions; the effects of changes in taxation laws and regulations (including tax rate changes, new tax laws and revised tax law interpretations), as well as the effect of strategic transactions (including business combinations,

                         THE CHARLES SCHWAB CORPORATION
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


acquisitions, and dispositions) on the Company's effective income tax rate; the size and number of the Company's insurance claims; a significant decline in the real estate market, including the Company's ability to sublease certain properties; and the scope of severance payments related to workforce reductions. Other more general factors that may cause such differences include, but are not limited to: the Company's inability to attract and retain key personnel; the timing and impact of changes in the Company's level of investments in personnel, technology, or advertising; changes in technology; computer system failures and security breaches; evolving legislation, regulation and changing industry practices adversely affecting the Company; adverse results of litigation or regulatory matters; the inability to obtain external financing at acceptable rates; and intensified industry competition and consolidation. Certain of these factors are discussed in greater detail in this Annual Report on Form 10-K.

                         THE CHARLES SCHWAB CORPORATION


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the potential for loss due to a change in the value of a financial instrument held by the Company as a result of fluctuations in interest rates, equity prices, or currency exchange rates.
     The Company is exposed to interest rate risk primarily from changes in the interest rates on its interest-earning assets (mainly margin loans to clients, investments, loans to banking clients, mortgage-backed securities, and other fixed-rate investments) and its funding sources (including brokerage client cash balances, banking deposits, proceeds from stock-lending activities, and long-term debt) which finance these assets. To mitigate the risk of loss, the Company has established policies and procedures which include setting guidelines on the amount of net interest revenue at risk, and by monitoring the net interest margin and average maturity of its interest-earning assets and funding sources. The Company also has the ability to adjust the rates paid on certain brokerage client cash balances and certain banking deposits and the rates charged on margin loans. Additionally, the Company uses Swaps to mitigate interest rate exposure associated with short-term floating interest-rate deposits. The Company's exposure to equity price and currency exchange risks is not material.
     Additional qualitative and quantitative disclosures about market risk are summarized in the following paragraphs. See "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 24. Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk" for an additional discussion on market risk.


                 Financial Instruments Held For Trading Purposes

     The Company holds fixed income securities, which include municipal and government securities, and corporate bonds, in inventory to meet clients' trading needs. The fair value of such inventory was approximately $54 million and $74 million at December 31, 2004 and 2003, respectively. These securities, and the associated interest rate risk, are not material to the Company's financial position, results of operations, or cash flows.


           Financial Instruments Held For Purposes Other Than Trading

Debt Issuances
     At December 31, 2004, CSC had $386 million aggregate principal amount of Medium-Term Notes outstanding, with fixed interest rates ranging from 6.21% to 8.05%. At December 31, 2003, CSC had $466 million aggregate principal amount of Medium-Term Notes outstanding, with fixed interest rates ranging from 6.04% to 8.05%. At December 31, 2004 and 2003, U.S. Trust had $52 million Trust Preferred Capital Securities outstanding, with a fixed interest rate of 8.41%.
     The Company has fixed cash flow requirements regarding these long-term debt obligations due to the fixed rate of interest. The fair value of these obligations at December 31, 2004 and 2003, based on estimates of market rates for debt with similar terms and remaining maturities, was $485 million and $584 million, respectively, which approximated their carrying amounts of $451 million and $537 million, respectively.

Interest Rate Swaps
     As part of its consolidated asset and liability management process, the Company utilizes Swaps to manage interest rate risk. For a discussion of such Swaps, see "Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 24. Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk."

Loans Held for Sale
     Schwab Bank's loans held for sale portfolio consists of fixed- and adjustable-rate mortgages, which are subject to a loss in value when market interest rates rise. Schwab Bank uses forward sale commitments to manage this risk. At December 31, 2004, the forward sale commitments were designated as cash flow hedging instruments of the loans held for sale. Accordingly, the fair values of the forward sale commitments are recorded on the Company's consolidated balance sheet, with gains or losses recorded in other comprehensive income (loss). At December 31, 2004 and 2003, the derivative liability recorded by Schwab Bank for these forward sale commitments was immaterial.


                         Net Interest Revenue Simulation

     The Company uses net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation model (the model) includes all interest-sensitive assets and liabilities, as well as Swaps utilized by the Company to hedge its interest rate risk. Key variables in the model include assumed balance growth or decline for client loans, deposits, and brokerage client cash, changes in the level and term structure of interest rates, the repricing of financial instruments, prepayment and reinvestment assumptions, and product pricing assumptions. The simulations involve assumptions that are inherently uncertain and, as a result, cannot precisely estimate net

                         THE CHARLES SCHWAB CORPORATION


interest revenue or precisely predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies, including changes in asset and liability mix.
     As demonstrated by the simulations presented below, the Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets are repricing more quickly than interest-bearing liabilities).
     The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in interest rates relative to the Company's current base rate forecast on simulated net interest revenue over the next twelve months at December 31, 2004 and 2003. The following table also shows the results of a gradual 200 basis point increase or decrease in interest rates relative to the Company's current forecast of net interest revenue over the twelve months ending December 31, 2005. Historically, the Company had used a gradual 200 basis point change when evaluating its sensitivity; however, the Company changed to a 100 basis point simulation in December 2001 due to low levels of interest rates. Given the recent increase in interest rates, the Company will again report its interest rate sensitivity using a gradual 200 basis point change.

--------------------------------------------------------------------------------
December 31,                                                    2004      2003
--------------------------------------------------------------------------------
Increase of 100 basis points                                    2.9%      1.7%
Decrease of 100 basis points                                   (2.8%)    (6.4%)
Increase of 200 basis points                                    5.7%       n/a
Decrease of 200 basis points                                   (5.9%)      n/a
--------------------------------------------------------------------------------
n/a - Not applicable.

     The down 100 basis point simulation shows reduced exposure to falling interest rates at December 31, 2004 compared to December 31, 2003. This reduced sensitivity results from higher interest rates and an expectation of interest rates continuing to increase, both of which lessen the impact of spread compression between interest-earning assets and brokerage client cash balances and banking deposits.

                         THE CHARLES SCHWAB CORPORATION


Item 8.  Financial Statements and Supplementary Data

                                TABLE OF CONTENTS


Consolidated Statement of Income   -------------------------------------      32
Consolidated Balance Sheet   -------------------------------------------      33
Consolidated Statement of Cash Flows   ---------------------------------      34
Consolidated Statement of Stockholders' Equity   -----------------------      35
Notes to Consolidated Financial Statements   ---------------------------      36
       Note 1.   Introduction and Basis of Presentation   --------------      36
       Note 2.   Significant Accounting Policies   ---------------------      36
       Note 3.   Restructuring Charges   -------------------------------      39
       Note 4.   Sale of Corporate Trust Business   --------------------      41
       Note 5.   Discontinued Operations   -----------------------------      41
       Note 6.   Business Acquisitions and Divestitures  ---------------      43
       Note 7.   Securities Owned   ------------------------------------      43
       Note 8.   Receivables from Brokerage Clients   ------------------      44
       Note 9.   Loans to Banking Clients and Related
                 Allowance for Credit Losses   -------------------------      44
       Note 10.  Loan Securitizations   --------------------------------      45
       Note 11.  Equipment, Office Facilities and Property   -----------      46
       Note 12.  Deposits from Banking Clients   -----------------------      46
       Note 13.  Payables to Brokers, Dealers and Clearing
                 Organizations   ---------------------------------------      46
       Note 14.  Payables to Brokerage Clients   -----------------------      46
       Note 15.  Short-term Borrowings   -------------------------------      46
       Note 16.  Long-term Debt   --------------------------------------      47
       Note 17.  Taxes on Income   -------------------------------------      47
       Note 18.  Employee Incentive and Deferred
                 Compensation Plans   ----------------------------------      48
       Note 19.  Retirement and Other Employee Benefit Plans   ---------      49
       Note 20.  Accumulated Other Comprehensive Income (Loss)   -------      52
       Note 21.  Earnings Per Share   ----------------------------------      52
       Note 22.  Regulatory Requirements   -----------------------------      52
       Note 23.  Commitments and Contingent Liabilities   --------------      54
       Note 24.  Financial Instruments Subject to Off-Balance
                 Sheet Risk, Credit Risk or Market Risk   --------------      55
       Note 25.  Fair Value of Financial Instruments   -----------------      58
       Note 26.  Segment Information   ---------------------------------      58
       Note 27.  Supplemental Cash Flow Information   ------------------      60
       Note 28.  The Charles Schwab Corporation - Parent
                 Company Only Financial Statements   -------------------      60
       Note 29.  Quarterly Financial Information (Unaudited)   ---------      62
Management's Report on Internal Control Over Financial Reporting   -----      63
Report of Independent Registered Public Accounting Firm   --------------      64



                                                   THE CHARLES SCHWAB CORPORATION


Consolidated Statement of Income
(In Millions, Except Per Share Amounts)

Year Ended December 31,                                                                    2004           2003           2002
------------------------------------------------------------------------------------------------------------------------------------
Revenues
  Asset management and administration fees                                              $ 2,091        $ 1,832        $ 1,753
  Commissions                                                                               936          1,097          1,135
  Interest revenue                                                                        1,213            968          1,156
  Interest expense                                                                         (277)          (240)          (331)
                                                                                       ---------      ---------      ---------
    Net interest revenue                                                                    936            728            825
  Principal transactions                                                                     89             93            102
  Other                                                                                     150            146            129
------------------------------------------------------------------------------------------------------------------------------------
    Total                                                                                 4,202          3,896          3,944
------------------------------------------------------------------------------------------------------------------------------------
Expenses Excluding Interest
  Compensation and benefits                                                               1,877          1,665          1,755
  Occupancy and equipment                                                                   389            430            446
  Professional services                                                                     245            175            168
  Depreciation and amortization                                                             226            277            309
  Communications                                                                            223            228            245
  Advertising and market development                                                        184            139            207
  Commissions, clearance and floor brokerage                                                 39             40             46
  Restructuring charges                                                                     214             76            343
  Impairment charges                                                                          -              5             37
  Other                                                                                     160            144            139
------------------------------------------------------------------------------------------------------------------------------------
    Total                                                                                 3,557          3,179          3,695
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before taxes on income and extraordinary gain             645            717            249
Taxes on income                                                                             231            241            100
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before extraordinary gain                                 414            476            149
Loss from discontinued operations, net of tax                                              (128)            (4)           (52)
Extraordinary gain on sale of corporate trust business, net of tax                            -              -             12
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                              $   286        $   472        $   109
====================================================================================================================================

Weighted-Average Common Shares Outstanding - Diluted                                      1,365          1,364          1,375
------------------------------------------------------------------------------------------------------------------------------------

Earnings Per Share - Basic
  Income from continuing operations before extraordinary gain                           $   .31        $   .35        $   .11
  Loss from discontinued operations, net of tax                                         $  (.10)             -        $  (.04)
  Extraordinary gain, net of tax                                                              -              -        $   .01
  Net income                                                                            $   .21        $   .35        $   .08

Earnings Per Share - Diluted
  Income from continuing operations before extraordinary gain                           $   .30        $   .35        $   .11
  Loss from discontinued operations, net of tax                                         $  (.09)             -        $  (.04)
  Extraordinary gain, net of tax                                                              -              -        $   .01
  Net income                                                                            $   .21        $   .35        $   .08
------------------------------------------------------------------------------------------------------------------------------------

Dividends Declared Per Common Share                                                     $  .074        $  .050        $  .044
------------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                                               - 32 -



                                                   THE CHARLES SCHWAB CORPORATION


Consolidated Balance Sheet
(In Millions, Except Share and Per Share Amounts)

December 31,                                                                                            2004            2003
------------------------------------------------------------------------------------------------------------------------------------
Assets
  Cash and cash equivalents                                                                          $ 2,778         $ 2,785
  Cash and investments segregated and on deposit for federal or other regulatory
    purposes (1) (including resale agreements of $12,901 in 2004 and $16,824 in 2003)                 19,019          21,341
  Securities owned - at market value (including securities pledged of $8 in 2004
    and $131 in 2003)                                                                                  5,335           3,934
  Receivables from brokers, dealers and clearing organizations                                           482             476
  Receivables from brokerage clients - net                                                             9,841           8,581
  Loans to banking clients - net                                                                       6,822           5,736
  Loans held for sale                                                                                     20              29
  Equipment, office facilities and property - net                                                        903             943
  Goodwill - net                                                                                         811             810
  Intangible assets - net                                                                                153             141
  Other assets                                                                                           969             829
  Assets of discontinued operations                                                                        -             261
------------------------------------------------------------------------------------------------------------------------------------
         Total                                                                                       $47,133         $45,866
====================================================================================================================================

Liabilities and Stockholders' Equity
  Deposits from banking clients                                                                      $11,118         $ 8,308
  Drafts payable                                                                                         363             152
  Payables to brokers, dealers and clearing organizations                                              1,468           2,633
  Payables to brokerage clients                                                                       27,154          27,184
  Accrued expenses and other liabilities                                                               1,396           1,216
  Short-term borrowings                                                                                  663             996
  Long-term debt                                                                                         585             772
  Liabilities of discontinued operations                                                                   -             144
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                                 42,747          41,405
------------------------------------------------------------------------------------------------------------------------------------

  Stockholders' equity:
    Preferred stock - 9,940,000 shares authorized; $.01 par value per share; none issued                   -               -
    Common stock - 3 billion shares authorized; $.01 par value per share;
       1,392,091,544 shares issued                                                                        14              14
    Additional paid-in capital                                                                         1,769           1,749
    Retained earnings                                                                                  3,258           3,125
    Treasury stock  - 61,434,850 and 34,452,710 shares in 2004 and 2003, respectively, at cost          (591)           (319)
    Unamortized stock-based compensation                                                                 (59)            (95)
    Accumulated other comprehensive loss                                                                  (5)            (13)
------------------------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                                      4,386           4,461
------------------------------------------------------------------------------------------------------------------------------------
         Total                                                                                       $47,133         $45,866
====================================================================================================================================

(1)  Amounts included  represent actual balances on deposit,  whereas cash and investments  required to be segregated for federal or other  regulatory  purposes  were $19,004  million at December  31, 2004,  excluding  $200 million of  intercompany  repurchase agreements,  and $21,004  million at December  31, 2003.  On January 4, 2005 and January 5, 2004,  the Company  deposited  $426 million and $221 million, respectively, into its segregated reserve bank accounts.


See Notes to Consolidated Financial Statements.

                                                               - 33 -


                                                   THE CHARLES SCHWAB CORPORATION


Consolidated Statement of Cash Flows
(In Millions)

Year Ended December 31,                                                                     2004          2003          2002
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net income                                                                            $   286       $   472       $   109
     Adjustments to reconcile net income to net cash provided by operating activities:
         Loss from discontinued operations, net of tax                                       128             4            52
         Depreciation and amortization                                                       226           277           309
         Impairment charges                                                                    -             5            37
         Tax benefits from, and amortization of, stock-based awards                           64            29            31
         Deferred income taxes                                                                (4)            5            19
         Non-cash restructuring charges                                                       16            12            37
         Extraordinary gain on sale of corporate trust business, net of tax                    -             -           (12)
         Other                                                                                 2           (26)           27
     Originations of loans held for sale                                                    (856)       (1,606)            -
     Proceeds from sales of loans held for sale                                              870         1,585             -
     Net change in:
         Cash and investments segregated and on deposit for federal
             or other regulatory purposes                                                  2,321        (1,065)       (3,302)
         Securities owned (excluding securities available for sale)                           32          (117)           87
         Receivables from brokers, dealers and clearing organizations                         (7)         (278)          218
         Receivables from brokerage clients                                               (1,261)       (1,741)        2,745
         Other assets                                                                        (51)          (72)           (5)
         Drafts payable                                                                      210            19          (259)
         Payables to brokers, dealers and clearing organizations                          (1,165)        1,184           646
         Payables to brokerage clients                                                       (31)        1,479          (527)
         Accrued expenses and other liabilities                                              111          (110)          (18)
------------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                                         891            56           194
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
   Purchases of securities available for sale                                             (3,387)       (3,264)       (1,147)
   Proceeds from sales of securities available for sale                                      686           397           636
   Proceeds from maturities, calls and mandatory redemptions of
     securities available for sale                                                         1,154           819           415
   Net increase in loans to banking clients                                               (2,112)       (1,538)         (705)
   Proceeds from sales of banking client loans                                             1,026           355           196
   Purchase of equipment, office facilities and property - net                              (194)         (147)         (154)
   Cash payments for business combinations and investments,
     net of cash received                                                                     (2)         (374)            -
   Proceeds from sales of subsidiaries and investments                                       271            70            26
------------------------------------------------------------------------------------------------------------------------------------
           Net cash used for investing activities                                         (2,558)       (3,682)         (733)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Net change in deposits from banking clients                                             2,810         3,077          (217)
   Net change in short-term borrowings                                                      (333)          488           (55)
   Proceeds from long-term debt                                                              136             -           100
   Repayment of long-term debt                                                              (315)         (100)         (214)
   Dividends paid                                                                           (101)          (68)          (60)
   Purchase of treasury stock                                                               (383)          (32)         (299)
   Proceeds from stock options exercised and other                                            51            34            34
------------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used for) financing activities                            1,865         3,399          (711)
------------------------------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by discontinued operations                                     (205)           33          (142)
------------------------------------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                                         (7)         (194)       (1,392)
Cash and Cash Equivalents at Beginning of Year                                             2,785         2,979         4,371
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                                 $ 2,778       $ 2,785       $ 2,979
====================================================================================================================================

See Notes to Consolidated Financial Statements.

                                                               - 34 -


                                                   THE CHARLES SCHWAB CORPORATION


Consolidated Statement of Stockholders' Equity
(In Millions)

                                                                                                                Accumulated
                                                                    Additional                    Unamortized      Other
                                                            Common   Paid-In   Retained  Treasury Stock-based  Comprehensive
                                                             Stock   Capital   Earnings    Stock  Compensation  Income(Loss)  Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                               $    14   $ 1,726    $ 2,794  $  (295)  $   (39)      $   (37)   $ 4,163
====================================================================================================================================
Comprehensive income:
  Net income                                                     -         -        109        -         -             -        109
  Net loss on cash flow hedging instruments,
     net of tax of $3                                            -         -          -        -         -            (6)        (6)
  Net unrealized gain on securities available for sale,
     net of reclassification adjustment, and tax of $11          -         -          -        -         -            17         17
  Foreign currency translation adjustment                        -         -          -        -         -             8          8
                                                                                                                            --------
  Total comprehensive income                                                                                                    128
Dividends declared on common stock                               -         -        (60)       -         -             -        (60)
Purchase of treasury stock                                       -         -          -     (299)        -             -       (299)
Stock options exercised, and shares and stock options
  issued under stock-based compensation plans                    -         5        (74)     129       (22)            -         38
Non-cash stock-based compensation expense
  related to restructuring                                       -         9          -        -         1             -         10
Issuance of shares for acquisitions                              -         4          -        -         -             -          4
Amortization of stock-based compensation awards                  -         -          -        -        27             -         27
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                                    14     1,744      2,769     (465)      (33)          (18)     4,011
====================================================================================================================================
Comprehensive income:
  Net income                                                     -         -        472        -         -             -        472
  Net gain on cash flow hedging instruments,
     net of tax of $13                                           -         -          -        -         -            19         19
  Net unrealized loss on securities available for sale,
     net of reclassification adjustment, and tax of $13          -         -          -        -         -           (19)       (19)
  Foreign currency translation adjustment                        -         -          -        -         -             5          5
                                                                                                                            --------
  Total comprehensive income                                                                                                    477
Dividends declared on common stock                               -         -        (68)       -         -             -        (68)
Purchase of treasury stock                                       -         -          -      (32)        -             -        (32)
Stock options exercised, and shares and stock options
  issued under stock-based compensation plans                    -        (4)       (47)     174       (97)            -         26
Non-cash stock-based compensation expense
  related to restructuring                                       -         8          -        -         1             -          9
Issuance of shares for acquisitions                              -         1         (1)       4         -             -          4
Amortization of stock-based compensation awards                  -         -          -        -        34             -         34
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                                    14     1,749      3,125     (319)      (95)          (13)     4,461
====================================================================================================================================
Comprehensive income:
  Net income                                                     -         -        286        -         -             -        286
  Net gain on cash flow hedging instruments,
     net of tax of $10                                           -         -          -        -         -            15         15
  Net unrealized loss on securities available for sale,
     net of reclassification adjustment, and tax of $5           -         -          -        -         -            (8)        (8)
  Foreign currency translation adjustment                        -         -          -        -         -             1          1
                                                                                                                            --------
  Total comprehensive income                                                                                                    294
Dividends declared on common stock                               -         -       (101)       -         -             -       (101)
Purchase of treasury stock                                       -         -          -     (383)        -             -       (383)
Stock options exercised, and shares and stock options
  issued under stock-based compensation plans                    -        17        (52)     111       (47)            -         29
Non-cash stock-based compensation expense
  related to restructuring                                       -         3          -        -         3             -          6
Amortization of stock-based compensation awards                  -         -          -        -        80             -         80
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                               $    14   $ 1,769    $ 3,258  $  (591)  $   (59)       $   (5)   $ 4,386
====================================================================================================================================

See Notes to Consolidated Financial Statements.

                                                               - 35 -

                         THE CHARLES SCHWAB CORPORATION
                   Notes to Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)


1.  Introduction and Basis of Presentation

     The Charles Schwab Corporation (CSC) is a financial holding company engaged, through its subsidiaries, in securities brokerage, banking, and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 236 domestic branch offices in 43 states, as well as a branch in the Commonwealth of Puerto Rico. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services with 37 offices in 15 states. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, CyberTrader, Inc. (CyberTrader), an electronic trading technology and brokerage firm providing services to highly active, online traders, and Charles Schwab Bank, N.A. (Schwab Bank), a retail bank.
     The consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S., which require management to make certain estimates and assumptions that affect the reported amounts in the accompanying financial statements. Such estimates relate to capitalized development costs for internal-use software; useful lives of intangible assets, equipment, office facilities, and property; valuation of goodwill, intangible assets, and equity investments; valuation of employee stock options; fair value of financial instruments and investments; allowance for credit losses on banking loans; allowance for doubtful accounts of brokerage clients; retirement and postretirement benefits; future tax benefits; restructuring reserves; and legal reserves. Actual results could differ from such estimates. Certain prior-year amounts have been reclassified to conform to the 2004 presentation. All material intercompany balances and transactions have been eliminated.
     The Company completed the sale of its capital markets business in 2004 and the sale of its U.K. brokerage business in 2003. These financial statements have been adjusted to reflect these businesses as discontinued operations. See note "5 - Discontinued Operations" for further discussion of these sales.


2.  Significant Accounting Policies

Securities transactions: Clients' securities transactions are recorded on the date that they settle, while the related commission revenues and expenses are recorded on the date that the trade occurs. Principal transactions are recorded on a trade date basis.

Cash and cash equivalents: The Company considers all highly liquid investments, including money market funds, interest-bearing deposits with banks, federal funds sold, commercial paper and treasury securities, with original maturities of three months or less that are not segregated and on deposit for federal or other regulatory purposes to be cash equivalents.

Cash and investments segregated and on deposit for federal or other regulatory purposes consist primarily of securities purchased under agreements to resell (resale agreements), which are collateralized by U.S. government securities, and certificates of deposit. Resale agreements are collateralized investing transactions that are recorded at their contractual amounts plus accrued interest. The Company obtains possession of collateral (U.S. government securities) with a market value equal to or in excess of the principal amount loaned and accrued interest under resale agreements. Collateral is valued daily by the Company, with additional collateral obtained when necessary. Certificates of deposit are recorded at market value.

Securities borrowed, securities loaned, and securities sold under agreements to repurchase (repurchase agreements): Securities borrowed require the Company to deliver cash to the lender in exchange for securities and are included in receivables from brokers, dealers and clearing organizations. For securities loaned, the Company receives collateral in the form of cash in an amount generally equal to the market value of securities loaned. Securities loaned are included in payables to brokers, dealers and clearing organizations. The Company monitors the market value of securities borrowed and loaned, with additional collateral obtained or refunded when necessary. Repurchase agreements are recorded at their contractual amounts plus accrued interest and are included in short-term borrowings.

Securities owned include securities available for sale that are recorded at estimated fair value using quoted market prices, where available, or third-party pricing services. Unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders' equity. Realized gains and losses from sales of securities

                         THE CHARLES SCHWAB CORPORATION
                   Notes to Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)


available for sale are determined on a specific identification basis and are included in other revenues.
     Securities owned also include equity, fixed income and other securities, SchwabFunds(R) money market funds, and equity and bond mutual funds and are recorded at estimated fair value. Unrealized gains and losses are included in principal transaction revenues.

Receivables from brokerage clients are stated net of allowance for doubtful accounts of $1 million and $2 million at December 31, 2004 and 2003, respectively. Cash receivables from brokerage clients that remain unsecured or partially secured for more than 30 days are fully reserved.

Nonperforming assets included in the loan portfolio consist of financial instruments where the Company has stopped accruing interest (non-accrual financial instruments). Interest accruals are discontinued when principal or interest is contractually past due 90 days or more unless collectibility of the loan is reasonably assured. Non-accrual financial instruments are generally returned to accrual status only when all delinquent principal and interest payments become current and the collectibility of future principal and interest on a timely basis is reasonably assured.

Loans to banking clients are stated net of allowance for credit losses of $27 million at both December 31, 2004 and 2003. The allowance is established through charges to income based on management's evaluation of the adequacy of the allowance for credit losses in the existing portfolio.
     The adequacy of the allowance is reviewed regularly by management, taking into consideration current economic conditions, the existing loan portfolio composition, past loss experience and risks inherent in the portfolio, including the value of impaired loans.

Loans held for sale consist of fixed-rate and adjustable-rate mortgage loans intended for sale. Loans held for sale are stated at lower of cost or market value. Market value is determined using quoted market prices.

Equipment, office facilities and property: Equipment and office facilities are depreciated on a straight-line basis over the estimated useful life of the asset of three to ten years. Buildings are depreciated on a straight-line basis over twenty years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the term of the lease. Software and certain costs incurred for purchasing or developing software for internal use are amortized on a straight-line basis over an estimated useful life of three or five years. Equipment, office facilities and property are stated at cost net of accumulated depreciation and amortization, except for land, which is stated at cost. Equipment, office facilities and property are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Derivative financial instruments are recorded on the balance sheet at fair value based upon dealer quotes and third-party pricing services. As part of its consolidated asset and liability management process, the Company utilizes interest rate swap agreements (Swaps) to manage interest rate risk of both fixed-rate and variable-rate financial instruments. The Company applies hedge accounting to these swaps and therefore gains and losses are generally deferred and recognized in interest expense to offset the impact of changing interest rates on the hedged financial instruments. For further discussion on these derivative financial instruments, see note "24 - Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk."

Income taxes: The Company files a consolidated U.S. federal income tax return and uses the asset and liability method in recording income tax expense. Under this method, deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their recorded amounts for financial reporting purposes, using currently enacted tax law.

Stock-based compensation: The Company applies Accounting Principles Board Opinion (APB) No. 25 - Accounting for Stock Issued to Employees, and related interpretations, for its stock-based employee compensation plans. Because the Company grants stock option awards at market value, there is no compensation expense recorded when the awards are granted. Expense is recognized if the original terms of an award are subsequently modified, which has occurred in connection with restructuring and severance activities. Compensation expense for restricted stock awards is based on the market value of the shares awarded at the date of grant and is amortized on a straight-line basis over the vesting period. The unamortized portion of the award is recorded as unamortized stock-based compensation in stockholders' equity.
     The Company changed its option pricing model from the Black-Scholes model to a binomial model for all options granted on or after January 1, 2004. The fair values of stock options granted prior to January 1, 2004 were determined using the Black-Scholes model. The Company believes that the binomial model offers greater flexibility in reflecting the characteristics of employee stock options. The binomial model takes into account similar inputs to a Black-Scholes model such as volatility, dividend yield rate, and risk-free

                         THE CHARLES SCHWAB CORPORATION
                   Notes to Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)


interest rate. In addition to these assumptions, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The Company determines these probabilities generally based on analysis of historical trends of such events. The weighted-average of the assumptions used in the respective option pricing models were as follows:

--------------------------------------------------------------------------------
                                                        2004     2003     2002
--------------------------------------------------------------------------------
Expected dividend yield                                 .48%     .30%     .30%
Expected volatility                                      35%      49%      51%
Risk-free interest rate                                 3.9%     2.7%     3.5%
Expected life (in years) (1)                             3.4      5.0      5.0
--------------------------------------------------------------------------------

(1) Reflects a decrease in the contractual term and vesting period for 2004 stock option grants.

     Had compensation expense for the Company's stock option awards been determined based on the Black-Scholes or binomial fair value, as described above, at the grant dates for awards under those plans consistent with the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123 - Accounting for Stock-Based Compensation, the Company would have recorded additional compensation expense and its net income and earnings per share (EPS) would have been reduced to the pro forma amounts presented in the following table:


--------------------------------------------------------------------------------
                                                      2004      2003      2002
--------------------------------------------------------------------------------
Expense for stock-based
  compensation (after tax) (1):
    As reported                                     $   39    $   23    $   20
    Pro forma (2)                                   $  127    $  124    $  162
--------------------------------------------------------------------------------
Net income (loss):
    As reported                                     $  286    $  472    $  109
    Pro forma                                       $  198    $  371    $  (33)
--------------------------------------------------------------------------------
Basic EPS:
    As reported                                     $  .21    $  .35    $  .08
    Pro forma                                       $  .15    $  .28    $ (.02)
Diluted EPS:
    As reported                                     $  .21    $  .35    $  .08
    Pro forma                                       $  .15    $  .27    $ (.02)
--------------------------------------------------------------------------------

(1) Includes compensation expense related to restricted stock awards of $37 million, $18 million, and $14 million in 2004, 2003, and 2002, respectively.
(2) Includes pro forma compensation expense related to stock options granted in both current and prior years. Pro forma stock option compensation is amortized on a basis consistent with the vesting terms over the vesting period beginning with the month in which the option was granted.

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. Goodwill is tested for impairment at least annually or whenever indications of impairment exist. In testing for a potential impairment of goodwill, management estimates the fair value of each of the Company's reporting units (generally defined as the Company's businesses for which financial information is available and reviewed regularly by management), and compares it to their carrying value. If the estimated fair value of a reporting unit is less than its carrying value, management is required to estimate the fair value of all assets and liabilities of the reporting unit, including goodwill. If the carrying value of the reporting unit's goodwill is greater than the estimated fair value, an impairment charge is recognized for the excess. The Company has elected April 1 as its annual impairment testing date.
     The carrying amount of goodwill attributable to each of the Company's reportable segments is presented in the following table:


--------------------------------------------------------------------------------
December 31,                                                   2004       2003
--------------------------------------------------------------------------------
Individual Investor                                          $  416     $  416
Institutional Investor                                            3          3
U.S. Trust                                                      392        391
--------------------------------------------------------------------------------
   Total                                                     $  811     $  810
================================================================================

     Changes in the carrying amount of goodwill associated with the capital markets business, which was sold in 2004, are discussed in note "5 - Discontinued Operations" and note "6 - Business Acquisitions and Divestitures."

Intangible  assets  consist  primarily  of  purchased  client  accounts.   These
intangible assets have finite lives and are amortized over their estimated useful lives and subject to impairment testing whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In testing for a potential impairment of intangible assets, management assesses whether the future cash flows related to the asset will be greater than its carrying value at the time of the test. Accordingly, the process of evaluating a potential impairment is based on estimates and is subjective.
     The Company's gross amortizing intangible asset balances were $145 million and $138 million at December 31, 2004 and 2003, respectively. Accumulated amortization relating to these intangible assets was $11 million and $2 million at December 31, 2004 and 2003, respectively. These intangible assets have a weighted-average estimated useful life of 20 years. The Company recorded amortization expense of $9 million, $2 million, and $4 million in 2004, 2003, and 2002, respectively, related to these intangible assets. Estimated future amortization expense for these intangible assets is approximately $10 million in each of 2005

                         THE CHARLES SCHWAB CORPORATION
                   Notes to Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)


and 2006, and approximately $7 million in each of 2007, 2008, and 2009.
     Additionally, the Company has certain intangible assets which are non-amortizing but are subject to impairment testing as described above. The Company's non-amortizing intangible asset balances were $19 million and $5 million at December 31, 2004 and 2003, respectively, and are primarily comprised of the value of contracts acquired in 2004 to manage investments of mutual funds.

Variable interest entities: Upon adoption of Financial Accounting Standards Board Interpretation (FIN) No. 46 - Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 - Consolidated Financial Statements, in the first quarter of 2003, the Company consolidated a special purpose trust (Trust) and recorded a note payable of $235 million. This Trust was formed in 2000 to finance the acquisition and renovation of an office building and land. In June 2004, the Company exercised its option to purchase this property from the Trust and repaid $99 million of the note payable. Simultaneously, the Company completed a transaction on this property with American Financial Realty Trust, a publicly-traded real estate investment trust, resulting in proceeds of $136 million, which was used to repay the remainder of the note payable, and a 20-year lease. This transaction was accounted for as a financing. The remaining lease financing liability of $134 million at December 31, 2004 is being reduced by a portion of the lease payments over the 20-year term.

New accounting standards: SEC Staff Accounting Bulletin (SAB) No. 105 "Application of Accounting Principles to Loan Commitments" was released in March 2004. This release summarizes the SEC staff position regarding the application of GAAP to loan commitments accounted for as derivative instruments. The Company accounts for interest rate lock commitments issued on mortgage loans that will be held for sale as derivative instruments. Consistent with SAB No. 105, the Company considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely on changes in market interest rates. As of December 31, 2004, the Company had interest rate lock commitments on mortgage loans to be held for sale with principal balances totaling approximately $110 million, the fair value of which was immaterial.
     Emerging Issues Task Force Issue (EITF) No. 03-01 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" was ratified by the Financial Accounting Standards Board (FASB) in March 2004. This EITF addresses how to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement of Financial Accounting Standards
(SFAS) No. 115 - Accounting for Certain Investments in Debt and Equity Securities (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. In September 2004, the FASB delayed the effective date of the portion of this EITF that relates to measuring and recognizing other-than-temporary impairment until implementation guidance is finalized. This delay does not suspend the requirement to recognize other-than-temporary impairment required by existing accounting literature.
     A revision to SFAS No. 123, Share-Based Payment, which supersedes APB No. 25 (SFAS No. 123R) and was issued in December 2004, requires that the cost resulting from all share-based payments be recognized as an expense in the consolidated financial statements, and also changes the classification of certain tax benefits in the consolidated statement of cash flows. The Company is required to adopt SFAS No. 123R on July 1, 2005. The Company has historically recorded compensation expense for all restricted stock awards. Beginning in the third quarter of 2005, the Company will record compensation expense for unvested stock option awards over the future periods in which the awards vest. Based upon stock options outstanding at December 31, 2004, pre-tax compensation expense related to stock option awards would be approximately $22 million, $23 million, and $10 million in the second half of 2005 and full-year 2006 and 2007, respectively, which equates to a decrease in EPS of $.01 in the second half of 2005 and full-year 2006. The amount and timing of total future compensation expense related to stock option grants will vary based upon additional awards, if any, cancellations, forfeitures, or modifications of existing awards, and employee severance terms.


3.  Restructuring Charges

     The Company recorded pre-tax restructuring charges as follows:


--------------------------------------------------------------------------------
                                                        2004     2003     2002
--------------------------------------------------------------------------------
2004 Cost Reduction Effort                             $ 211        -        -
2003, 2002, and 2001 Initiatives                           3    $  76    $ 343
--------------------------------------------------------------------------------
Total restructuring charges                            $ 214    $  76    $ 343
================================================================================

                         THE CHARLES SCHWAB CORPORATION
                   Notes to Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)


     A summary of restructuring reserve liabilities is as follows:


--------------------------------------------------------------------------------
December 31,                                                     2004     2003
--------------------------------------------------------------------------------
2004 Cost Reduction Effort                                      $ 118        -
2003, 2002, and 2001 Initiatives                                  143    $ 220
--------------------------------------------------------------------------------
Total restructuring reserves                                    $ 261    $ 220
================================================================================

     In addition to these restructuring reserves, see note "5 - Discontinued Operations" for a discussion of the Company's restructuring reserves related to discontinued operations. All restructuring reserve liabilities are included in accrued expenses and other liabilities on the Company's consolidated balance sheet.

2004 Cost Reduction Effort

     In the second quarter of 2004, the Company commenced a firm-wide cost reduction effort designed to mitigate the financial impact of its pricing changes and to strengthen its productivity and efficiency. The goals of this effort include eliminating work that is not essential to meeting client service standards or the Company's ongoing operating needs, reengineering work processes to maximize productivity, minimizing organizational complexity through functional streamlining, and addressing business unit performance across the Company. During 2004, the Company reallocated certain client service functions from its Orlando regional telephone service center to other centers. The Company also closed or consolidated 111 branch offices, began opening smaller satellite offices in selected locations, and took steps to streamline its technology organization. Additionally, the Company reduced its operating facilities, primarily by exiting certain administrative office space in California.
     The Company recorded pre-tax restructuring charges of $211 million in 2004 related to the 2004 cost reduction effort, primarily reflecting severance costs for approximately 1,600 employees and facilities reduction charges.
     A summary of pre-tax restructuring charges related to the Company's 2004 cost reduction effort is as follows:


--------------------------------------------------------------------------------
                                                                          2004
--------------------------------------------------------------------------------
Workforce reduction:
   Severance pay and benefits                                            $ 122
   Charges for officers' stock-based compensation                            7
--------------------------------------------------------------------------------
     Total workforce reduction                                             129
--------------------------------------------------------------------------------
Facilities reduction:
   Non-cancelable lease costs, net of estimated sublease income             75
   Write-downs of fixed assets                                               7
--------------------------------------------------------------------------------
     Total facilities reduction                                             82
--------------------------------------------------------------------------------
Total restructuring charges                                              $ 211
================================================================================

     A summary of the activity in the restructuring reserve related to the Company's 2004 cost reduction effort is as follows:

--------------------------------------------------------------------------------
                                                 Workforce   Facilities
                                                 Reduction   Reduction   Total
--------------------------------------------------------------------------------
Restructuring charges                              $ 129     $  82      $  211
Cash payments                                        (72)       (8)        (80)
Non-cash charges (1)                                  (7)       (7)        (14)
Other (2)                                              -         1           1
--------------------------------------------------------------------------------
Balance at December 31, 2004                       $  50 (3) $  68 (4)  $  118
================================================================================

(1) Primarily includes charges for officers' stock-based compensation and write-downs of fixed assets.
(2) Primarily includes the accretion of facilities restructuring reserves, which are initially recorded at net present value. Accretion expense is recorded in occupancy and equipment expense on the Company's consolidated statement of income.
(3) The Company expects to substantially utilize the remaining workforce reduction reserve through cash payments for severance pay and benefits over the respective severance periods through 2006.
(4) The Company expects to substantially utilize the remaining facilities reduction reserve through cash payments for the net lease expense over the respective lease terms through 2014.

2003, 2002, and 2001 Initiatives

     The Company's 2003, 2002, and 2001 restructuring initiatives included workforce reductions, reductions in operating facilities, the removal of certain systems hardware, software and equipment from service, and the withdrawal from certain international operations. These initiatives reduced operating expenses and adjusted the Company's organizational structure to help improve productivity, enhance efficiency, and increase profitability. In 2004, the Company recorded pre-tax restructuring charges of $3 million related to its 2003, 2002, and 2001 restructuring initiatives, primarily due to changes in estimates of sublease income associated with previously announced efforts to sublease excess facilities. In 2003, the Company recorded pre-tax restructuring charges of $76 million related to these

                         THE CHARLES SCHWAB CORPORATION
                   Notes to Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)


restructuring initiatives, primarily due to adjustments to the Company's workforce and facilities levels in response to the market environment, as well as changes in estimates of sublease income associated with previously announced efforts to sublease excess facilities.
     A summary of the activity in the restructuring reserve related to the Company's 2003, 2002, and 2001 restructuring initiatives for the years ended December 31, 2004, 2003, and 2002 is as follows:

--------------------------------------------------------------------------------
                                       Workforce   Facilities  Systems
                                       Reduction   Reduction   Removal   Total
--------------------------------------------------------------------------------
Balance at
   December 31, 2001                    $  71       $  97      $   4     $ 172
Restructuring charges                     140         202          1       343
Cash payments                            (144)        (49)        (3)     (196)
Non-cash charges (1)                       (9)        (26)        (2)      (37)
--------------------------------------------------------------------------------
Balance at
   December 31, 2002                    $  58       $ 224      $   -     $ 282
Restructuring charges                      27          49          -        76
Cash payments                             (58)        (75)         -      (133)
Non-cash charges (1)                       (8)         (4)         -       (12)
Other (2)                                   -           7          -         7
--------------------------------------------------------------------------------
Balance at
   December 31, 2003                    $  19       $ 201      $   -     $ 220
Restructuring charges                      (1)          4          -         3
Cash payments                             (15)        (71)         -       (86)
Non-cash charges (1)                       (2)          -          -        (2)
Other (2)                                   -           8          -         8
--------------------------------------------------------------------------------
Balance at
   December 31, 2004                    $   1 (3)   $ 142 (4)  $   -     $ 143
================================================================================

(1) Primarily includes charges for officers' stock-based compensation and write-downs of fixed assets.
(2) Primarily includes the accretion of facilities restructuring reserves, which are initially recorded at net present value. Accretion expense is recorded in occupancy and equipment expense on the Company's consolidated statement of income.
(3) Relates to the Company's 2003 restructuring initiative. The Company expects to substantially utilize the remaining workforce reduction reserve through cash payments for severance pay and benefits over the respective severance periods through 2005.
(4) Includes $5 million, $62 million, and $75 million related to the Company's 2003, 2002, and 2001 restructuring initiatives, respectively. The Company expects to substantially utilize the remaining facilities reduction reserve through cash payments for the net lease expense over the respective lease terms through 2017.

     The actual costs of these restructuring initiatives could differ from the estimated costs, depending primarily on the Company's ability to sublease properties.


4.  Sale of Corporate Trust Business

     In 2001, U.S. Trust sold its Corporate Trust business to The Bank of New York Company, Inc. In 2002, the Company recorded a pre-tax extraordinary gain of $22 million, or $12 million after tax, which represented the remaining proceeds from this sale that were realized upon satisfaction of certain client retention requirements.


5.  Discontinued Operations

     On October 29, 2004, the Company completed the sale of its capital markets business to UBS Securities LLC and UBS Americas Inc. (collectively referred to as UBS). Pursuant to the purchase agreement, UBS acquired all of the partnership interests of Schwab Capital Markets L.P. and all of the outstanding capital stock of SoundView Technology Group, Inc. (collectively referred to as Schwab Soundview Capital Markets, or SSCM) for $265 million in cash. At closing, the Company and Schwab entered into eight-year order routing and execution services agreements with UBS for the handling of Schwab's equity and listed options order flow. The Company has deferred $28 million of the purchase price, representing the fair value of these services agreements, to be recognized as revenue over the eight-year term on a straight-line basis. SSCM comprised substantially all of the previously-reported Capital Markets segment.
     The results of operations, net of income taxes, and cash flows of SSCM have been presented as discontinued operations on the consolidated statements of income and of cash flows, respectively, and the assets and liabilities of SSCM prior to the sale have each been combined and presented as assets and liabilities of discontinued operations on the consolidated balance sheet. The Company's consolidated prior period revenues, expenses, taxes on income, assets, liabilities, and cash flows have been adjusted to reflect this presentation.
     The carrying amounts of SSCM assets and liabilities included as part of the sale are as follows:

--------------------------------------------------------------------------------
October 29,                                                               2004
--------------------------------------------------------------------------------
Assets
Cash                                                                     $  43
Securities owned                                                            87
Goodwill                                                                   123
Other assets                                                                53
--------------------------------------------------------------------------------
Total assets                                                             $ 306
--------------------------------------------------------------------------------
Liabilities
Accrued expenses and other liabilities                                   $  88
--------------------------------------------------------------------------------
Total liabilities                                                        $  88
--------------------------------------------------------------------------------

                         THE CHARLES SCHWAB CORPORATION
                   Notes to Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)


     On January 31, 2003, the Company sold its U.K. brokerage subsidiary, Charles Schwab Europe (CSE), to Barclays PLC. The results of the operations of CSE, net of income taxes, have been presented as discontinued operations on the Company's consolidated statement of income.
     A summary of revenues and losses for discontinued operations is as follows:

--------------------------------------------------------------------------------
                                                      2004      2003      2002
--------------------------------------------------------------------------------
Revenues (1)                                         $ 226     $ 202     $ 195
Loss on sale (2)                                     $  88     $   3     $  24
Total pre-tax loss (3)                               $ 199     $   6     $  80
After-tax losses                                     $ 128     $   4     $  52
--------------------------------------------------------------------------------

(1) Includes revenues of $4 million and $44 million in 2003 and 2002, respectively, related to CSE.
(2) Includes goodwill impairment charges of $95 million in 2004 for SSCM, based upon the negotiated terms of the sale, and $24 million in 2002 for CSE.
(3) Includes restructuring charges of $113 million, $17 million, and $30 million in 2004, 2003, and 2002, respectively.

     In addition to the restructuring reserves discussed in note "3 - Restructuring Charges," the Company retained certain restructuring-related obligations following the sales of SSCM and CSE, and recorded reserves for severance, facilities leases and systems. A summary of the activity in these reserves for the years ended December 31, 2004, 2003, and 2002 is as follows:

--------------------------------------------------------------------------------
                                       Workforce   Facilities  Systems
                                       Reduction   Reduction   Removal   Total
--------------------------------------------------------------------------------
Balance at
   December 31, 2001                    $   3       $   -      $    -    $   3
Restructuring charges (1)                  20           6           4       30
Cash payments                             (12)         (1)         (2)     (15)
Non-cash charges (2)                       (1)         (2)         (2)      (5)
--------------------------------------------------------------------------------
Balance at
   December 31, 2002                    $  10       $   3      $    -    $  13
Restructuring charges (1)                   5          12           -       17
Cash payments                             (10)          -           -      (10)
Non-cash charges (2)                       (1)         (3)          -       (4)
--------------------------------------------------------------------------------
Balance at
   December 31, 2003                    $   4       $  12      $    -    $  16
Restructuring charges (1)                  75          38           -      113
Cash payments                             (55)         (5)          -      (60)
Non-cash charges (2)                       (1)         (7)          -       (8)
--------------------------------------------------------------------------------
Balance at
   December 31, 2004                    $  23(3)    $  38(4)   $    -    $  61
================================================================================

(1)  Included in loss from discontinued operations.
(2) Primarily includes charges for officers' stock-based compensation and write-downs of fixed assets.
(3) The Company expects to substantially utilize the remaining workforce reduction reserve through cash payments for severance pay and benefits over the respective severance periods through 2006.
(4) The Company expects to substantially utilize the remaining facilities reduction reserve through cash payments for the net lease expense over the respective lease terms through 2015.

     In January 2004, as part of the Company's purchase accounting for the acquisition of SoundView Technology Group, Inc. (SoundView), the Company recorded a $29 million liability for above-market lease rates for certain facilities leases expiring through 2011. At December 31, 2004, the remaining liability was $23 million.

                         THE CHARLES SCHWAB CORPORATION
                   Notes to Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)


6.  Business Acquisitions and Divestitures

     In January 2004, the Company completed its acquisition of SoundView Technology Group, Inc. (SoundView) for approximately $340 million, or $289 million net of SoundView's cash and cash equivalents acquired. Additionally, the Company recorded securities owned of $93 million related to this acquisition. As a result of a purchase price allocation, the Company recorded goodwill of $194 million and intangible assets of $21 million related to this acquisition. On October 29, 2004, the Company completed the sale of SSCM, including all outstanding capital stock of SoundView. See note "5 - Discontinued Operations" for further discussion.
     In October 2003, U.S. Trust acquired State Street Corporation's Private Asset Management group, a provider of wealth management services to clients in the New England area, for $365 million.
     In June 2003, the Company sold its investment in Aitken Campbell, a market-making joint venture in the U.K., to the Company's joint venture partner, TD Waterhouse Group, Inc. In 2003 and 2002, the Company recorded pre-tax impairment charges of $5 million and $37 million, respectively, to reduce the carrying value of its investment. In 2003, the Company also recorded an income tax benefit of $16 million. The Company's share of Aitken Campbell's historical earnings, which was accounted for under the equity method, has not been material to the Company's results of operations, EPS, or cash flows.


7.  Securities Owned

     A summary of securities owned is as follows:

--------------------------------------------------------------------------------
December 31,                                                   2004       2003
--------------------------------------------------------------------------------
Securities available for sale                                $4,870     $3,437
SchwabFunds(R) money market funds                               285        306
Equity, fixed income, and other securities                      161        167
Equity and bond mutual funds                                     19         24
--------------------------------------------------------------------------------
   Total                                                     $5,335     $3,934
================================================================================

     The amortized cost, estimated fair value, and gross unrealized gains and losses on securities available for sale are as follows:

--------------------------------------------------------------------------------
December 31,                                                   2004       2003
--------------------------------------------------------------------------------
U.S. treasury securities:
    Amortized cost                                          $   263    $   301
    Aggregate fair value                                    $   262    $   302
    Gross unrealized gains                                        -    $     1
    Gross unrealized losses                                 $     1          -
U.S. government sponsored agencies
    and corporations:
    Amortized cost                                            1,534      1,421
    Aggregate fair value                                      1,534      1,421
    Gross unrealized gains                                        5          5
    Gross unrealized losses                                       5          5
State and municipal obligations:
    Amortized cost                                                1        148
    Aggregate fair value                                          1        155
    Gross unrealized gains                                        -          7
    Gross unrealized losses                                       -          -
Collateralized mortgage obligations:
    Amortized cost                                            3,062      1,508
    Aggregate fair value                                      3,051      1,508
    Gross unrealized gains                                        5          4
    Gross unrealized losses                                      16          4
Other securities:
    Amortized cost                                               22         51
    Aggregate fair value                                         22         51
    Gross unrealized gains                                        -          -
    Gross unrealized losses                                       -          -
--------------------------------------------------------------------------------
Total securities available for sale:
    Amortized cost                                          $ 4,882    $ 3,429
    Aggregate fair value                                    $ 4,870    $ 3,437
    Gross unrealized gains                                  $    10    $    17
    Gross unrealized losses                                 $    22    $     9
================================================================================


     A summary of investments with unrealized losses, aggregated by category and period of continuous unrealized loss, at December 31, 2004, is as follows:

--------------------------------------------------------------------------------
                           Less than           12 months
                           12 months           or longer             Total
                        ----------------    ----------------    ----------------
                        Fair  Unrealized    Fair  Unrealized    Fair  Unrealized
                        Value   Losses      Value   Losses      Value   Losses
--------------------------------------------------------------------------------
U.S. treasury
  securities            $  236   $    1          -        -     $  236   $    1
U.S. government
  sponsored agencies
  and corporations         601        4     $   53   $    1        654        5
Collateralized
  mortgage
  obligations            1,557       15         58        1      1,615       16
Other securities            13        -          1        -         14        -
--------------------------------------------------------------------------------
Total temporarily
  impaired securities   $2,407   $   20     $  112   $    2     $2,519   $   22
================================================================================

     Management views the unrealized losses noted above as temporary as the decline in market value is attributable to changes in interest rates and not credit quality. The determination of whether or not other-than-temporary

                         THE CHARLES SCHWAB CORPORATION
                   Notes to Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)


impairment exists is a matter of judgment. Factors considered in evaluating whether a decline in value is other than temporary include: the financial conditions and near-term prospects of the issuer; the Company's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery; and the length of time and the extent to which the fair value has been less than cost.
     The maturities and related weighted-average yields of debt securities available for sale at December 31, 2004 are as follows:

--------------------------------------------------------------------------------
                                      Within   1 - 5   5 - 10  Over 10
                                      1 Year   Years   Years    Years     Total
--------------------------------------------------------------------------------
U.S. treasury securities              $  259  $    4       -        -    $  263
U.S. government sponsored
  agencies and corporations                -      16       -   $1,518     1,534
State and municipal obligations            -       1       -        -         1
Collateralized mortgage
  obligations (1)                          -       -       -    3,062     3,062
Other debt securities                     13       9       -        -        22
--------------------------------------------------------------------------------
Total at amortized cost                  272      30       -    4,580     4,882
Estimated fair value                     271      29       -    4,570     4,870
--------------------------------------------------------------------------------
Net unrealized losses                 $    1  $    1       -   $   10    $   12
================================================================================
Weighted-average yield (2)             1.77%   3.31%       -    4.08%     3.94%
--------------------------------------------------------------------------------

(1) Collateralized mortgage obligations have been allocated over maturity groupings based on contractual maturities. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.
(2) Yields have been computed by dividing annualized interest revenue, on a taxable equivalent basis, by the amortized cost of the respective securities at December 31, 2004.

     Gross proceeds and gross realized gains and losses related to sales of securities available for sale are as follows. Realized gains and losses of securities available for sale are included in other income on the Company's consolidated income statement.

--------------------------------------------------------------------------------
                                                      2004      2003      2002
--------------------------------------------------------------------------------
Gross proceeds                                       $ 686     $ 397     $ 636
Gross realized gains                                 $   9     $  12     $  12
Gross realized losses                                $  (2)        -         -
--------------------------------------------------------------------------------

     The Company's positions in SchwabFunds(R) money market funds arise from certain overnight funding of clients' redemption, check-writing, and debit card activities. Fixed income securities are held to meet clients' trading activities. Equity and bond mutual funds include investments made by the Company relating to its deferred compensation plan and inventory maintained to facilitate certain SchwabFunds and third-party mutual fund clients' transactions.
     Securities sold, but not yet purchased, of $16 million and $20 million at December 31, 2004 and 2003, respectively, consist primarily of mutual fund shares that are distributed to clients to satisfy their dividend reinvestment requests. These securities are recorded at market value in accrued expenses and other liabilities.


8.  Receivables from Brokerage Clients

     Receivables from brokerage clients consist primarily of margin loans to brokerage clients of $9.8 billion and $8.5 billion at December 31, 2004 and 2003, respectively. Securities owned by brokerage clients are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements.


9.  Loans to Banking Clients and Related Allowance for Credit Losses

     An analysis of the composition of the loan portfolio is as follows:

--------------------------------------------------------------------------------
December 31,                                                  2004        2003
--------------------------------------------------------------------------------
Residential real estate mortgages                          $ 5,342     $ 4,624
Consumer loans                                                 971         735
Other                                                          536         404
--------------------------------------------------------------------------------
    Total loans                                              6,849       5,763
    Less: allowance for credit losses                          (27)        (27)
--------------------------------------------------------------------------------
Loans to banking clients - net                             $ 6,822     $ 5,736
================================================================================

     Included in the loan portfolio are non-accrual loans totaling $1 million at both December 31, 2004 and 2003, respectively. Non-accrual loans are considered impaired by the Company, and represent all the Company's nonperforming assets at both December 31, 2004 and 2003. For 2004 and 2003, the impact of interest revenue which would have been earned on non-accrual loans versus interest revenue recognized on these loans was not material to the Company's results of operations.
     The amount of loans accruing interest that were contractually 90 days or more past due was $4 million and $1 million at December 31, 2004 and 2003, respectively.

                         THE CHARLES SCHWAB CORPORATION
                   Notes to Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)


     A summary of activity in the allowance for credit losses related to loans to banking clients is as follows. Recoveries and charge-offs were immaterial for each of 2004, 2003, and 2002.

--------------------------------------------------------------------------------
                                                      2004      2003      2002
--------------------------------------------------------------------------------
Balance at beginning of year                         $  27     $  24     $  21
Provision                                                2         4         3
Release of allowance on loans sold                      (2)       (1)        -
--------------------------------------------------------------------------------
Balance at end of year                               $  27     $  27     $  24
================================================================================


10. Loan Securitizations

     In the fourth quarters of 2004 and 2003, U.S. Trust sold $1.0 billion and $354 million, respectively, of residential mortgage loans originated through its private banking business in securitization transactions. In these securitizations, U.S. Trust retained a portion of the senior mortgage pass-through certificates and all subordinated pass-through certificates that were created by the securitization process (the retained securities), and the servicing rights. U.S. Trust received proceeds of $1.0 billion and $355 million from these securitizations in 2004 and 2003, respectively, reacquired the retained securities of $820 million and $7 million, respectively, and recognized immaterial net gains after payment of transaction expenses. These securitization transactions are accounted for as sales under the requirements of SFAS No. 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.
     The fair values of the retained securities at the date of securitization were primarily determined based on the following key economic assumptions:

--------------------------------------------------------------------------------
                                                              2004        2003
--------------------------------------------------------------------------------
Average discount rate                                         4.5%        6.4%
Constant prepayment rate (1)                                   25%         n/a
Prepayment speed assumption (2)                                n/a        300%
Expected weighted average life (in years)                      2.4         6.0
Expected credit losses                                          0%          0%
--------------------------------------------------------------------------------

(1) Constant prepayment rate and constant prepayment rate to balloon methodologies were used.
(2) Based upon the Public Securities Association convention, a 300% prepayment speed assumption equates to an increasing constant prepayment rate from 0% to 18% over the initial 30 month loan term and 18% thereafter.
n/a  Not applicable.

     The estimated fair values of the retained securities were $805 million and $12 million at December 31, 2004 and 2003, respectively, and were included in securities owned on the Company's consolidated balance sheet. The fair values of the servicing rights were immaterial. Key economic assumptions, and the sensitivities of the current fair value of retained securities related to these securitizations to immediate adverse changes in those assumptions, are presented in the table below.

--------------------------------------------------------------------------------
December 31,                                                              2004
--------------------------------------------------------------------------------
Fair value of retained securities                                       $  805
Expected weighted-average life (in years)                            1.3 - 6.0
Prepayment speed assumption (1)                                    9.4 - 25.0%
   Impact on fair value of:
     50 basis point adverse change                                      $    -
     100 basis point adverse change                                     $    -

Discount rate assumption                                           4.9 - 11.3%
   Impact on fair value of:
     50 basis point adverse change                                      $   (9)
     100 basis point adverse change                                     $  (18)
--------------------------------------------------------------------------------

(1)  Constant   prepayment   rate  and  constant   prepayment  rate  to  balloon
     methodologies were used.

     The sensitivity analysis above is hypothetical and should be used with caution. Changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, in the table above, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independently without changing any other assumption. In practice, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.
     Cash flows received from the retained securities were $28 million and $1 million in 2004 and 2003, respectively. Cash flows received from servicing fees were immaterial in both 2004 and 2003.
     Any credit losses on the securitized loans are assigned to U.S. Trust, as holder of the subordinated securities, up to the par value. There were no delinquencies in the securitized mortgage loans at December 31, 2004 and 2003, and there were no losses for either 2004 or 2003. U.S. Trust has not guaranteed the mortgage loans as these transactions are structured without recourse to U.S. Trust or the Company.

                         THE CHARLES SCHWAB CORPORATION
                   Notes to Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)


     The following table presents information about the principal balances of managed and securitized loans.

--------------------------------------------------------------------------------
December 31,                                                    2004      2003
--------------------------------------------------------------------------------
Residential real estate mortgages                            $ 6,628   $ 5,012
Consumer loans                                                   971       735
Other                                                            536       404
--------------------------------------------------------------------------------
   Total loans managed and securitized                         8,135     6,151
   Less:
     Sold or securitized loans                                 1,266       359
     Loans held for sale                                          20        29
     Allowance for credit losses                                  27        27
--------------------------------------------------------------------------------
Total loans to banking clients - net                         $ 6,822   $ 5,736
================================================================================


11. Equipment, Office Facilities and Property

     Equipment, office facilities and property are detailed below:

--------------------------------------------------------------------------------
December 31,                                                   2004       2003
--------------------------------------------------------------------------------
Land (1)                                                    $    55    $    55
Buildings (1)                                                   472        479
Leasehold improvements                                          358        348
Furniture and equipment                                         218        217
Telecommunications equipment                                    145        156
Information technology equipment                                426        413
Software                                                        667        552
Software development and construction in progress                61         83
--------------------------------------------------------------------------------
   Subtotal                                                   2,402      2,303
Accumulated depreciation and amortization                    (1,499)    (1,360)
--------------------------------------------------------------------------------
   Total                                                    $   903    $   943
================================================================================

(1) See note "2 - Significant Accounting Policies" for discussion on the consolidation of a Trust.


12. Deposits from Banking Clients

     Deposits from banking clients consist of money market and other savings deposits, certificates of deposit, and noninterest-bearing deposits. Deposits from banking clients are as follows:

--------------------------------------------------------------------------------
December 31,                                                  2004        2003
--------------------------------------------------------------------------------
Interest-bearing deposits (1)                              $10,280     $ 7,585
Noninterest-bearing deposits                                   838         723
--------------------------------------------------------------------------------
  Total                                                    $11,118     $ 8,308
================================================================================

(1) Includes certificates of deposit of $100,000 or more totaling $340 million and $886 million at December 31, 2004 and 2003, respectively.

     During the years ended December 31, 2004 and 2003, the Company paid an average rate of 1.15% and 1.79%, respectively, on its interest-bearing deposits from banking clients.


13. Payables to Brokers, Dealers and Clearing Organizations

     Payables to brokers, dealers and clearing organizations consist primarily of securities loaned of $1.4 billion and $2.6 billion at December 31, 2004 and 2003, respectively. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned.


14. Payables to Brokerage Clients

     The principal source of funding for Schwab's margin lending is cash balances in brokerage client accounts. At December 31, 2004, Schwab was paying interest at 1.2% on $23.9 billion of cash balances in brokerage client accounts, which were included in payables to brokerage clients. At December 31, 2003, Schwab was paying interest at .2% on $23.8 billion of such cash balances.


15. Short-term Borrowings

     CSC may borrow up to $800 million under a committed, unsecured credit facility with a group of nineteen banks which is scheduled to expire in June 2005. CSC plans to establish a similar facility to replace this one when it expires. This facility replaced a facility that expired in June 2004. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of stockholders' equity, Schwab to maintain minimum net capital ratios, as defined, and CSC's depository institution subsidiaries to be well capitalized, as defined. These facilities were unused at December 31, 2004 and 2003.
     To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of eight banks totaling $831 million at December 31, 2004. CSC has access to $781 million of these credit lines. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. There were no borrowings outstanding under these lines at December 31, 2004 and 2003.

                         THE CHARLES SCHWAB CORPORATION
                   Notes to Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)


     To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured letter of credit agreements with nine banks in favor of the OCC aggregating $630 million at December 31, 2004. Schwab pays a fee to maintain these arrangements. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging letters of credit (LOCs), in favor of these brokerage clients, that are guaranteed by multiple banks. At December 31, 2004, the outstanding value of these LOCs totaled $52 million. No funds were drawn under these LOCs at December 31, 2004 and 2003.
     Other short-term borrowings include Federal Home Loan Bank System borrowings, federal funds purchased, repurchase agreements, and other borrowed funds. At December 31, 2004 and 2003, these other short-term borrowings totaled $663 million and $996 million, respectively, with weighted-average interest rates ranging from 2.13% to 2.50% and .87% to 1.22%, respectively.


16. Long-term Debt

     Long-term debt consists of the following:

--------------------------------------------------------------------------------
December 31,                                                    2004      2003
--------------------------------------------------------------------------------
Senior Medium-Term Notes, Series A                            $  386    $  466
Lease financing liability                                        134         -
Note payable                                                       -       235
8.41% Trust Preferred Capital Securities                          52        52
Fair value adjustment (1)                                         13        19
--------------------------------------------------------------------------------
  Total                                                       $  585    $  772
================================================================================

(1) Represents the fair value adjustment related to hedged Medium-Term Notes. See note "24 - Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk."

     The aggregate principal amount of Senior Medium-Term Notes, Series A (Medium-Term Notes) outstanding at December 31, 2004 had maturities ranging from 2005 to 2010. The aggregate principal amount of Medium-Term Notes outstanding at December 31, 2004 and 2003 had fixed interest rates ranging from 6.21% to 8.05%, and 6.04% to 8.05%, respectively. At December 31, 2004 and 2003, the Medium-Term Notes carried a weighted-average interest rate of 7.46% and 7.31%, respectively.
     Upon adoption of FIN No. 46 in the first quarter of 2003, the Company consolidated a Trust and recorded a note payable of $235 million. This Trust was formed in 2000 to finance the acquisition and renovation of an office building and land. In June 2004, the Company exercised its option to purchase this
property   from  the  Trust  and  repaid   $99 million   of  the  note  payable.
Simultaneously, the Company completed a transaction on this property with American Financial Realty Trust, a publicly-traded real estate investment trust, resulting in proceeds of $136 million, which was used to repay the remainder of the note payable, and a 20-year lease. This transaction was accounted for as a financing. The remaining lease financing liability of $134 million at December 31, 2004 is being reduced by a portion of the lease payments over the 20-year term.
     The Trust Preferred Capital Securities qualify as tier 1 capital under guidelines of the Board of Governors of the Federal Reserve System (Federal Reserve Board) and have no voting rights. Holders of the Trust Preferred Capital Securities are entitled to receive cumulative cash distributions semi-annually. The Company has the right to redeem the Trust Preferred Capital Securities prior to their stated maturity of February 1, 2027, on or after February 1, 2007, upon approval (if then required) of the Federal Reserve Board.
     Annual maturities on long-term debt outstanding at December 31, 2004 are as follows:

--------------------------------------------------------------------------------
2005                                                                    $   60
2006                                                                        72
2007                                                                        43
2008                                                                        20
2009                                                                        14
Thereafter                                                                 363
--------------------------------------------------------------------------------
Total maturities                                                           572
Fair value adjustment                                                       13
--------------------------------------------------------------------------------
  Total                                                                 $  585
================================================================================


17. Taxes on Income

     Income tax expense on income from continuing operations is as follows:

--------------------------------------------------------------------------------
                                                        2004     2003     2002
--------------------------------------------------------------------------------
Current:
   Federal                                            $  196   $  215   $   92
   State                                                  39       21       (1)
--------------------------------------------------------------------------------
     Total current                                       235      236       91
--------------------------------------------------------------------------------
Deferred:
   Federal                                                15        8        4
   State                                                 (19)      (3)      15
--------------------------------------------------------------------------------
     Total deferred                                       (4)       5       19
--------------------------------------------------------------------------------
Taxes on income                                          231      241      110
Current tax expense on
   extraordinary gain                                      -        -      (10)
--------------------------------------------------------------------------------
Taxes on income before
   extraordinary gain                                 $  231   $  241   $  100
================================================================================

                         THE CHARLES SCHWAB CORPORATION
                   Notes to Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)


     The above amounts do not include tax benefits or expense from the exercise of stock options and the vesting of restricted stock awards, which for accounting purposes are recorded in additional paid-in capital. Such tax amounts totaled a net tax benefit of $16 million in 2004, compared to net tax expense of $3 million in 2003 and a net tax benefit of $4 million in 2002.
     The income tax benefit related to loss from discontinued operations was $71 million, $2 million, and $28 million in 2004, 2003, and 2002, respectively.
     The temporary differences that created deferred tax assets and liabilities, included in other assets, are detailed below:

--------------------------------------------------------------------------------
December 31,                                                    2004      2003
--------------------------------------------------------------------------------
Deferred tax assets:
  Reserves and allowances                                     $  164    $  125
  Deferred compensation and employee benefits                     99       103
  Property and equipment leasing                                  28        26
  State loss carryforwards (1)                                    25        16
  Net loss on cash flow hedging instruments                        3        12
  Other                                                            7        14
--------------------------------------------------------------------------------
    Total deferred assets                                        326       296
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Capitalized internal-use software development
    costs                                                        (65)      (55)
  Depreciation and amortization                                  (38)      (14)
  Net unrealized gains (losses) on securities
    available for sale                                             5        (3)
--------------------------------------------------------------------------------
    Total deferred liabilities                                   (98)      (72)
--------------------------------------------------------------------------------
Net deferred tax asset                                        $  228    $  224
================================================================================

(1) Consists primarily of net operating losses in New York State that will expire in 2022 through 2024. Realization is dependent on generating sufficient taxable income in New York State prior to the expiration of such losses.

     The Company determined that no valuation allowance against deferred tax assets at December 31, 2004 and 2003 was necessary.
     The effective income tax rate on income from continuing operations differs from the amount computed by applying the federal statutory income tax rate as follows:

--------------------------------------------------------------------------------
                                                        2004     2003     2002
--------------------------------------------------------------------------------
Federal statutory income tax rate                      35.0%    35.0%    35.0%
State income taxes, net of
   federal tax benefit                                   2.4      1.6      1.1
(Gain) write-down on investment
   in Aitken Campbell                                      -     (1.9)     5.2
Merger-related costs                                       -     (1.5)       -
Other charges                                           (1.6)      .4     (1.1)
--------------------------------------------------------------------------------
   Effective income tax rate                           35.8%    33.6%    40.2%
================================================================================

     The effective income tax rate including loss from discontinued operations and extraordinary gain was 35.9% in 2004, 33.6% in 2003, and 42.9% in 2002.


18. Employee Incentive and Deferred Compensation Plans

Stock Option Plans

     The Company's stock incentive plans provide for granting options to employees, officers, and directors. Options are granted for the purchase of shares of common stock at an exercise price not less than market value on the date of grant, and expire within seven or ten years from the date of grant. Options generally vest over a three- to four-year period from the date of grant.
     A summary of option activity follows:

------------------------------------------------------------------------------------------------------------------------------------
                                    2004                              2003                                2002
                         --------------------------        ----------------------------        ---------------------------
                                          Weighted-                           Weighted-                          Weighted-
                           Number          Average           Number            Average           Number           Average
                             of           Exercise             of             Exercise             of            Exercise
                           Options          Price            Options            Price            Options           Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at
   beginning of year         136           $ 15.25             156             $ 15.38             153            $ 16.20
     Granted                  22           $  9.39               2             $  9.39              26            $ 11.32
     Exercised               (11)          $  4.88              (6)            $  6.21              (6)           $  6.59
     Canceled (1)            (14)          $ 17.77             (16)            $ 18.84             (17)           $ 19.39
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at
   end of year               133           $ 14.88             136             $ 15.25             156            $ 15.38
====================================================================================================================================
Exercisable at
   end of year               101           $ 15.97              90             $ 15.03              77            $ 12.93
------------------------------------------------------------------------------------------------------------------------------------
Available for
   future grant at
   end of year                37                                44                                  41
------------------------------------------------------------------------------------------------------------------------------------
Weighted-average
   fair value of
   options granted
   during the year (2)                     $  2.75                             $  4.20                            $  5.35
------------------------------------------------------------------------------------------------------------------------------------

(1)  In 2002,  5 million  options were voluntarily  rescinded by the then Chief Executive Officer and the Chairman of the Board. The
     weighted-average exercise price of these options is $17.04 and the weighted-average fair value is $8.03.
(2)  The fair value of options  granted is estimated as of the grant date using the  Black-Scholes  option  pricing model for grants made prior to January 1,  2004, and a binomial option pricing model for grants made on or after January 1, 2004. See discussion in note "2 - Significant Accounting Policies - Stock-based Compensation."

                         THE CHARLES SCHWAB CORPORATION
                   Notes to Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)


     Options outstanding and exercisable are as follows:

------------------------------------------------------------------------------------------------------------------------------------
December 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                   Options Outstanding                                       Options Exercisable
                                      ---------------------------------------------                       -------------------------
                                                        Weighted-
                                                         Average          Weighted-                                      Weighted-
                                                        Remaining          Average                                        Average
          Range of                        Number       Contractual        Exercise                            Number     Exercise
      Exercise Prices                   of Options   Life (in years)        Price                           of Options     Price
------------------------------------------------------------------------------------------------------------------------------------
 $   .11    to    $  7.00                    8             1.5             $  4.76                               8        $  4.76
 $  7.01    to    $ 10.00                   40             5.5             $  8.88                              23        $  8.62
 $ 10.01    to    $ 15.00                   29             6.5             $ 11.99                              19        $ 12.03
 $ 15.01    to    $ 19.00                   22             5.8             $ 15.44                              19        $ 15.45
 $ 19.01    to    $ 26.00                   15             4.5             $ 22.02                              13        $ 22.15
 $ 26.01    to    $ 38.29                   19             4.7             $ 29.63                              19        $ 29.64
------------------------------------------------------------------------------------------------------------------------------------
 $   .11    to    $ 38.29                  133             5.3             $ 14.88                             101        $ 15.97
====================================================================================================================================


Restricted Stock and Long-term Incentive Plans

     The Company's stock incentive plans provide for granting restricted stock awards to employees and officers. Restricted stock awards are restricted from transfer or sale and generally vest over a four-year period, but some vest based upon the Company achieving certain financial or other measures.
     The Company also awards eligible officers long-term incentive plan (LTIP) units and restricted stock under a long-term incentive program. These awards are restricted from transfer or sale and generally vest over a three- to four-year period. The cash payout of the LTIP units at the end of the vesting period is based upon the Company achieving certain cumulative EPS levels. The LTIP liability was $24 million and $9 million at December 31, 2004 and 2003, respectively.
    Restricted stock and LTIP unit information is as follows:

--------------------------------------------------------------------------------
                                                        2004     2003     2002
--------------------------------------------------------------------------------
Restricted stock awards (shares)                           4       11        2
Average market price of awarded shares               $ 11.93  $  8.75  $ 10.44
Restricted shares outstanding (at year end)                9       13        4
Restricted stock amortization                        $    27  $    28  $    23
LTIP unit compensation expense                       $    15  $     9        -
--------------------------------------------------------------------------------

Other Deferred Compensation Plans

     The Company sponsors deferred compensation plans for both officers and non-employee directors. The Company's deferred compensation plan for officers permits participants to defer the payment of certain cash compensation. The deferred compensation liability was $221 million and $207 million at December 31, 2004 and 2003, respectively. The Company's deferred compensation plan for non-employee directors permits participants to defer receipt of all or a portion of their directors' fees and to receive either a grant of stock options, or upon ceasing to serve as a director, the number of shares of CSC's common stock that would have resulted from investing the deferred fee amount into CSC's common stock.


19. Retirement and Other Employee Benefit Plans

     The Company's retirement and other employee benefit plans consist of CSC's and U.S. Trust's plans that were in effect prior to the merger with USTC in 2000. The following summarizes such plans.

Retirement Plans

     Eligible employees of the Company who have met certain service requirements may participate in the Company's qualified retirement plan, the SchwabPlan(R) 401(k) Retirement Savings and Investment Plan (SchwabPlan). The Company may match certain employee contributions or make additional contributions to this plan at its discretion. Total company contribution expense was $48 million in 2004, $3 million in 2003, and $47 million in 2002. In 2004, the Company reinstated its 401(k) employee contribution match, which was suspended in 2003 (except for a discretionary award to certain non-officer employees made in the fourth quarter of 2003).
     U.S. Trust previously sponsored a 401(k) Plan and ESOP covering all eligible U.S. Trust employees. U.S. Trust terminated this plan, effective
December  2003,  and  merged  the  plan  assets  into  the   SchwabPlan.   Total
contribution expense under this plan was $9 million in 2002. There was no contribution expense in 2003 as U.S. Trust suspended contributions beginning in the first quarter of 2003.

Pension and Other Postretirement Benefits

     U.S. Trust maintains a trustee managed, noncontributory, qualified defined benefit pension plan for the benefit of eligible U.S. Trust employees, the U.S. Trust Corporation Employees' Retirement Plan (the Pension Plan).
     U.S. Trust provides certain health care and life insurance benefits for active employees and certain qualifying retired employees and their dependents. Postretirement medical and life insurance benefits are accrued during the years that the employee renders service to reflect the expected cost of providing health care and life insurance and other benefits to an employee upon retirement.
     The following table summarizes the components of retirement and postretirement benefit expenses (credits), the funded status of U.S. Trust's qualified retirement plan, changes in the benefit obligations related to these plans and the major assumptions used to determine these amounts.



                                                   THE CHARLES SCHWAB CORPORATION
                                             Notes to Consolidated Financial Statements
                                        (Tabular Amounts in Millions, Except Per Share Data,
                                             Option Price Amounts, Ratios, and as Noted)


                                                   2004                           2003                           2002
                                       -----------------------------  -----------------------------  -----------------------------
                                       Pension    Health              Pension    Health              Pension   Health
                                         Plan     & Life    Total       Plan     & Life   Total        Plan    & Life     Total
------------------------------------------------------------------------------------------------------------------------------------

  Change in benefit obligation:
   Benefit obligation at beginning
     of year                           $  283     $   21    $  304    $  281     $   21   $  302     $  248    $   20     $  268
   Service cost, including expenses        11          -        11        13          -       13         13         -         13
   Interest cost                           17          1        18        19          1       20         18         2         20
   Amendments (1)                           -          -         -       (49)         -      (49)        (1)        -         (1)
   Actuarial loss                          15          2        17        31          -       31         13         1         14
   Benefits and expenses paid             (14)        (2)      (16)      (12)        (1)     (13)       (10)       (2)       (12)
------------------------------------------------------------------------------------------------------------------------------------

  Pension benefit obligation at
     end of year                       $  312     $   22    $  334    $  283     $   21   $  304     $  281    $   21     $  302
====================================================================================================================================

  Change in plan assets:
   Fair value of plan assets at
     beginning of year                 $  284          -    $  284    $  252          -   $  252     $  281         -     $  281
   Actual gain (loss) on plan
     assets                                35          -        35        44          -       44        (19)        -        (19)
   Employer contribution                   40          2        42         -     $    1        1          -    $    1          1
   Benefits and expenses paid             (13)        (2)      (15)      (12)        (1)     (13)       (10)       (1)       (11)
------------------------------------------------------------------------------------------------------------------------------------

  Fair value of plan assets at end
     of year                           $  346          -    $  346    $  284          -   $  284     $  252         -     $  252
====================================================================================================================================

  Funded Status                        $   34     $  (22)   $   12    $    1     $  (21)  $  (20)    $  (29)   $  (21)    $  (50)
   Unrecognized net actuarial loss
     (gain)                                81          1        82        85         (1)      84         74         -         74
   Unrecognized prior service cost
     (benefit)                            (41)         -       (41)      (45)         -      (45)         4        (1)         3
------------------------------------------------------------------------------------------------------------------------------------

  Net amount recognized                $   74     $  (21)   $   53    $   41     $  (22)  $   19     $   49    $  (22)    $   27
====================================================================================================================================

  Amount recognized in the balance
     sheet consists of:
   Prepaid benefit cost                $   74          -    $   74    $   41          -   $   41     $   49         -     $   49
   Accrued benefit costs                    -     $  (21)      (21)        -     $  (22)     (22)         -    $  (22)       (22)
------------------------------------------------------------------------------------------------------------------------------------

  Net amount recognized                $   74     $  (21)   $   53    $   41     $  (22)  $   19     $   49    $  (22)    $   27
====================================================================================================================================

  Components of net periodic
     benefit cost:
   Service cost and expenses           $   11          -    $   11    $   13          -   $   13     $   13         -     $   13
   Interest cost                           17     $    1        18        19     $    1       20         18    $    1         19
   Expected return on plan assets         (22)         -       (22)      (24)         -      (24)       (30)        -        (30)
   Amortization of prior service cost      (4)         -        (4)        -          -        -          -         -          -
   Amortization of net loss (gain)          5          -         5         -          -        -         (1)        -         (1)
------------------------------------------------------------------------------------------------------------------------------------

  Net periodic benefit expense (2)     $    7     $    1    $    8    $    8     $    1   $    9     $    -    $    1     $    1
====================================================================================================================================

  Additional information
   Increase in additional minimum
     liability included in other
     comprehensive income                   -        n/a                   -        n/a                   -       n/a
------------------------------------------------------------------------------------------------------------------------------------

  Weighted-average assumptions
     used to determine benefit
     obligations
   Discount rate                        5.88%      5.88%               6.00%      6.00%               6.75%     6.75%
   Rate of increase in
     compensation (3)                   5.10%      5.10%               5.25%      5.25%               5.30%     5.30%
   Measurement date                 Sept. 30,  Sept. 30,           Sept. 30,  Sept. 30,           Sept. 30, Sept. 30,
                                         2004       2004                2003       2003                2002      2002


  Weighted-average assumptions
     used to determine net
     periodic benefit cost
   Discount rate                        6.00%      6.00%               6.75%      6.75%               7.50%     7.50%
   Rate of increase in
     compensation (3)                   5.25%      5.25%               5.30%      5.30%               6.18%     6.18%
   Expected rate of return on plan
     assets                             8.25%        n/a               8.25%        n/a               9.00%       n/a
------------------------------------------------------------------------------------------------------------------------------------

(1)  In 2003,  U.S. Trust  amended the Pension Plan with respect to the  computation  of  retirement  benefits  earned by qualifying employees hired on or before December 31, 2001.
(2)  The pension expense and  postretirement  benefit expense are determined  using the assumptions as of the beginning of the year.
     The benefit  obligations and the funded status are determined  using the assumptions as of the end of the year. The measurement date of the Pension Plan is September 30.
(3)  The assumed rate of increase in compensation  is based on the age-related  table with assumed rates of increase in compensation ranging from 8.0% to 3.0%.
n/a  Not applicable.

                                                               - 50 -

                         THE CHARLES SCHWAB CORPORATION
                   Notes to Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)


     The accumulated benefit obligation for the Pension Plan was $311 million and $283 million at September 30, 2004 and 2003, respectively.
     To develop the expected long-term rate of return on assets assumption, U.S. Trust considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of risk premium associated with other classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. This resulted in the selection of the 8.25% expected long-term rate of return on assets assumption for 2004 and 2003.
     The assumed rate of future increases in per capita cost of health care benefits (the health care cost trend rate) is 13.0% at December 31, 2004, decreasing gradually to 5.0% by the year 2013. A one-percentage-point change in the assumed health care cost trend rates would have an immaterial effect on the postretirement benefit obligation, as well as on service and interest costs.
     The Pension Plan's weighted average asset allocations at September 30, 2004 and 2003, by asset category are as follows:

--------------------------------------------------------------------------------
September 30,                                                    2004     2003
--------------------------------------------------------------------------------
Equity securities                                                 62%      60%
Debt securities                                                   37%      34%
Other                                                              1%       6%
--------------------------------------------------------------------------------
   Total                                                         100%     100%
================================================================================

     The goals of the asset strategy are to ensure that the principal of the Pension Plan is preserved and enhanced over the long term, both in real and nominal terms, manage risk exposure, and exceed the funding requirement over a market cycle (3 to 5 years).
     Risk is managed by investing in a broad range of asset classes, and within those classes, a broad range of individual securities.
     The Pension Plan's Investment Committee, which oversees the investment of Pension Plan assets, utilizes the following target asset allocation and ranges:

--------------------------------------------------------------------------------
                                                          Low    Target   High
--------------------------------------------------------------------------------
Domestic equity securities                                28%      30%     32%
Foreign equity securities                                 18%      20%     22%
Domestic fixed income                                     30%      35%     40%
Other equity investments (1)                              14%      15%     16%
--------------------------------------------------------------------------------

(1) Includes real estate equity trusts, private equity funds, and hedge funds with a 5% target allocation for each.

     Equity securities include shares of common stock of CSC in the amount of $3 million (1% of total plan assets) at both September 30, 2004 and 2003. In addition, due to external investment management of the funds, the Pension Plan may indirectly hold additional shares of CSC stock. The aggregate amount of these shares would not be considered material relative to the total fund assets.
     U.S. Trust's funding policy is to make contributions consistent with Federal laws and regulations. In September 2004, U.S. Trust contributed $40 million to the Pension Plan. No contributions are expected to be made to the Pension Plan during 2005, while $2 million is expected to be paid with respect to postretirement benefits plans in 2005.
     The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

--------------------------------------------------------------------------------
                                                    Pension  Health &
                                                      Plan     Life      Total
--------------------------------------------------------------------------------
2005                                                $   14    $    2    $   16
2006                                                    16         2        18
2007                                                    17         2        19
2008                                                    18         2        20
2009                                                    19         2        21
2010-2014                                              114         7       121
--------------------------------------------------------------------------------
     Total                                          $  198    $   17    $  215
================================================================================

                         THE CHARLES SCHWAB CORPORATION
                   Notes to Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)


20. Accumulated Other Comprehensive Income (Loss)

     Accumulated other comprehensive income (loss) represents cumulative gains and losses that are not reflected in earnings. The components of accumulated other comprehensive income (loss) are as follows:

--------------------------------------------------------------------------------
                                                        2004     2003     2002
--------------------------------------------------------------------------------
Net loss on cash flow hedging
  instruments, net of tax:
    Beginning balance                                  $ (18)   $ (37)   $ (31)
    Change during the year                                15       19       (6)
--------------------------------------------------------------------------------
    Ending balance                                     $  (3)   $ (18)   $ (37)
================================================================================
Net unrealized gain (loss) on securities
  available for sale, net of tax:
    Beginning balance                                  $   5    $  24    $   7
    Net unrealized (loss) gain arising
     during the year                                      (9)     (19)      15
    Reclassification adjustment for
     realized loss included in net income                  1        -        2
--------------------------------------------------------------------------------
    Ending balance                                     $  (3)   $   5    $  24
================================================================================
Foreign currency translation adjustment:
    Beginning balance                                  $   -    $  (5)   $ (13)
    Change during the year                                 1        5        8
--------------------------------------------------------------------------------
    Ending balance                                     $   1    $   -    $  (5)
================================================================================
Total accumulated other comprehensive
  income (loss), net of tax:
    Beginning balance                                  $ (13)   $ (18)   $ (37)
    Change during the year                                 8        5       19
--------------------------------------------------------------------------------
    Ending balance                                     $  (5)   $ (13)   $ (18)
================================================================================


21. Earnings Per Share

     Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. EPS under the basic and diluted computations are as follows:

--------------------------------------------------------------------------------
                                                     2004      2003       2002
--------------------------------------------------------------------------------
Net income                                         $  286    $  472     $  109
--------------------------------------------------------------------------------
Weighted-average common
  shares outstanding - basic                        1,343     1,342      1,358
Common stock equivalent shares
  related to stock incentive plans                     22        22         17
--------------------------------------------------------------------------------
Weighted-average common
  shares outstanding - diluted                      1,365     1,364      1,375
================================================================================
Basic EPS:
Income from continuing operations
  before extraordinary gain                        $  .31    $  .35     $  .11
Loss from discontinued operations,
  net of tax                                       $ (.10)   $    -     $ (.04)
Extraordinary gain, net of tax                     $    -    $    -     $  .01
Net income                                         $  .21    $  .35     $  .08
--------------------------------------------------------------------------------
Diluted EPS:
Income from continuing operations
  before extraordinary gain                        $  .30    $  .35     $  .11
Loss from discontinued operations,
  net of tax                                       $ (.09)   $    -     $ (.04)
Extraordinary gain, net of tax                     $    -    $    -     $  .01
Net income                                         $  .21    $  .35     $  .08
--------------------------------------------------------------------------------

     The computation of diluted EPS for the years ended December 31, 2004, 2003, and 2002, respectively, excludes outstanding stock options to purchase 91 million, 107 million, and 111 million shares, respectively, because the exercise prices for those options were greater than the average market price of the common shares, and therefore the effect would be antidilutive.


22.      Regulatory Requirements

     CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the Act). The Act permits financial holding companies to engage in activities that are financial in nature, including banking, securities brokerage, underwriting, dealing in or making a market in securities, investment management services and insurance

                         THE CHARLES SCHWAB CORPORATION
                   Notes to Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)


activities. The Federal Reserve Board may impose limitations, restrictions, or prohibitions on the activities or acquisitions of a financial holding company if the Federal Reserve Board believes that the company does not have the appropriate financial and managerial resources to commence or conduct an activity, make an acquisition, or retain ownership of a company. The Federal Reserve Board may also take actions as appropriate to enforce applicable federal law.
     Federal Reserve Board policy provides that a bank holding company generally should not pay cash dividends unless its net income is sufficient to fully fund the dividends and the company's prospective retained earnings appear to be sufficient to meet the capital needs, asset quality and overall financial condition of the holding company and its depository institution subsidiaries.
     CSC's primary depository institution subsidiaries are United States Trust Company of New York (U.S. Trust NY), U.S. Trust Company, National Association (U.S. Trust NA), and Schwab Bank. The operations and financial condition of CSC's depository institution subsidiaries are subject to regulation and supervision and to various requirements and restrictions under federal and state law. Among other things, these requirements govern transactions with CSC and its non-depository institution subsidiaries, including loans and other extensions of credit, investments or asset purchases, dividends and investments. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. CSC, USTC, and their U.S.-based insured depository institution subsidiaries must meet regulatory capital guidelines adopted by the federal banking agencies. Under the Federal Deposit Insurance Act, the banking regulatory agencies are permitted or, in certain cases, required to take certain substantial restrictive actions with respect to institutions falling within one of the lowest three of five capital categories.
     Under the Act, the Federal Reserve Board has established consolidated capital requirements for bank holding companies. CSC and USTC are subject to those guidelines. The Act prohibits the Federal Reserve Board from imposing capital requirements on functionally regulated non-depository institution subsidiaries of a financial holding company, such as broker-dealers and investment advisors.
     To maintain its status as a financial holding company, each of CSC's depository institution subsidiaries must be kept "well capitalized" and "well managed." In addition, each of CSC's insured depository institution subsidiaries must be rated "satisfactory" or better in meeting the Community Reinvestment Act of 1977 in order for CSC to engage in new financial activities or enter into certain acquisitions of companies engaged in financial activities. At December 31, 2004, CSC and its depository institution subsidiaries met all the above requirements.
     The regulatory capital and ratios of the Company, U.S. Trust, U.S. Trust NY, U.S. Trust NA, and Schwab Bank are as follows:

--------------------------------------------------------------------------------
                                               2004                2003
                                         -----------------   -----------------
December 31,                              Amount Ratio(1)     Amount Ratio(1)
--------------------------------------------------------------------------------
Tier 1 Capital:
  Company                                $ 3,485    17.5%    $ 3,569    20.3%
  U.S. Trust                             $   695    13.8%    $   653    15.4%
  U.S. Trust NY                          $   390    10.1%    $   357    10.4%
  U.S. Trust NA                          $   269    24.5%    $   252    33.7%
  Schwab Bank                            $   370    22.7%    $   277    35.1%
Total Capital:
  Company                                $ 3,513    17.7%    $ 3,598    20.4%
  U.S. Trust                             $   720    14.3%    $   679    16.0%
  U.S. Trust NY                          $   412    10.7%    $   380    11.1%
  U.S. Trust NA                          $   273    24.8%    $   255    34.1%
  Schwab Bank                            $   371    22.8%    $   278    35.2%
Leverage:
  Company                                $ 3,485     7.8%    $ 3,569     8.2%
  U.S. Trust                             $   695     7.6%    $   653     8.5%
  U.S. Trust NY                          $   390     5.8%    $   357     5.5%
  U.S. Trust NA                          $   269     9.6%    $   252    18.5%
  Schwab Bank                            $   370     8.8%    $   277    13.4%
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

     Based on their respective regulatory capital ratios at December 31, 2004 and 2003, the Company, U.S. Trust, U.S. Trust NY, U.S. Trust NA, and Schwab Bank are considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events that management believes have changed the Company's, U.S. Trust's, U.S. Trust NY's, U.S. Trust NA's, or Schwab Bank's well-capitalized status.
     CSC's depository institution subsidiaries are required, under federal regulations, to maintain reserve balances at the Federal Reserve Bank based on deposit levels. These amounts are included in cash and investments segregated and on deposit for federal or other regulatory purposes. The average balances were $94 million in 2004 and $57 million in 2003.
     Schwab is subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule). Schwab computes net capital under the alternative method permitted by this Rule. This method requires the maintenance of

                         THE CHARLES SCHWAB CORPORATION
                   Notes to Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)


minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. At December 31, 2004, 2% of aggregate debits was $205 million, which exceeded the minimum dollar requirement for Schwab of $1 million. At December 31, 2004, Schwab's net capital was $1.2 billion (12% of aggregate debit balances), which was $1.0 billion in excess of its minimum required net capital and $723 million in excess of 5% of aggregate debit balances. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.
     Schwab had portions of its cash and investments segregated for the exclusive benefit of clients at December 31, 2004, in accordance with applicable regulations.


23. Commitments and Contingent Liabilities

     Operating leases and other commitments: The Company has noncancelable operating leases for office space and equipment. Future minimum rental commitments under these leases, net of committed subleases, at December 31, 2004 are as follows:

--------------------------------------------------------------------------------
                                              Operating
                                              Leases (1)  Subleases (1)    Net
--------------------------------------------------------------------------------
2005                                           $  232       $  (44)     $  188
2006                                              205          (41)        164
2007                                              200          (41)        159
2008                                              173          (38)        135
2009                                              170          (35)        135
Thereafter                                        804         (183)        621
--------------------------------------------------------------------------------
Total                                          $1,784       $ (382)     $1,402
================================================================================

(1) Amounts include facilities under the Company's restructuring initiatives. For further discussion, see note "3 - Restructuring Charges."

     Certain leases contain provisions for renewal options, purchase options and rent escalations based on increases in certain costs incurred by the lessor. Rent expense was $262 million in 2004, $300 million in 2003, and $306 million in 2002.
     Purchase Obligations: At December 31, 2004, the Company has purchase obligations as follows, including $126 million which can be canceled by the Company without penalty.

--------------------------------------------------------------------------------
2005                                                                    $  206
2006                                                                        85
2007                                                                        40
2008                                                                        28
2009                                                                         4
Thereafter                                                                   5
--------------------------------------------------------------------------------
Total                                                                   $  368
================================================================================

     Guarantees: The Company recognizes, at the inception of a guarantee, a liability for the estimated fair value of the obligation undertaken in issuing the guarantee. The fair values of the obligations relating to standby LOCs are estimated based on fees charged to enter into similar agreements, considering the creditworthiness of the counterparties. The fair values of the obligations relating to other guarantees are estimated based on transactions for similar guarantees or expected present value measures. The Company provides certain indemnifications (i.e., protection against damage or loss) to counterparties in connection with the disposition of certain of its assets. Such indemnifications typically relate to title to the assets transferred, ownership of intellectual property rights (e.g., patents), accuracy of financial statements, compliance with laws and regulations, failure to pay, satisfy or discharge any liability, or to defend claims, as well as errors, omissions, and misrepresentations. These indemnification agreements have various expiration dates and the Company's liability under these agreements is generally limited to certain maximum amounts. At December 31, 2004, the Company's maximum potential liability under these indemnification agreements is limited to approximately $115 million. Additionally, the Company has guaranteed certain payments in the event of a termination of certain mutual fund sub-advisor agreements, related to the adoption of AXA Rosenberg LLC's U.S. family of mutual funds, known as the Laudus Funds. The maximum aggregate guarantee is $75 million through 2011, and $50 million thereafter. The Company does not believe that any material loss related to such indemnifications is likely and therefore the liabilities recorded for these guarantees are immaterial.
     In connection with the sale of SSCM, the Company provided indemnifications to UBS regarding certain litigation and income tax matters. The Company recorded a liability of $19 million reflecting the estimated fair value of these indemnifications.
     LOCs are conditional commitments issued by U.S. Trust to guarantee the performance of a client to a third party. For example, LOCs can be used to guarantee performance under

                         THE CHARLES SCHWAB CORPORATION
                   Notes to Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)


lease and other agreements by professional business corporations and for other purposes. The credit risk involved in issuing LOCs is essentially the same as that involved in extending loans. LOCs are generally partially or fully collateralized by cash, marketable equity securities, marketable debt securities (including corporate and U.S. Treasury debt securities), and other assets. At December 31, 2004, U.S. Trust had LOCs outstanding totaling $66 million which are short-term in nature and generally expire within one year. At December 31, 2004, the liability recorded for these LOCs is immaterial.
     The Company has clients that sell (i.e.,  write)  listed  option  contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company satisfies the margin requirements by arranging LOCs, in favor of the clearing houses, that are guaranteed by multiple banks. At December 31, 2004, the outstanding value of these LOCs totaled $630 million. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, that are guaranteed by multiple banks. At December 31, 2004, the outstanding value of these LOCs totaled $52 million. No funds were drawn under these LOCs at December 31, 2004.
     The Company also provides guarantees to securities clearing houses and exchanges under their standard membership agreement, which requires members to guarantee the performance of other members. Under the agreement, if another member becomes unable to satisfy its obligations to the clearing houses and exchanges, other members would be required to meet shortfalls. The Company's liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these arrangements is remote. Accordingly, no liability has been recognized for these transactions.
     Legal contingencies: The Company and its affiliates have been named in various legal proceedings arising from the conduct of its business. Some of these legal actions include claims for substantial damages or unspecified damages. The Company believes it has strong defenses and is vigorously contesting such actions. The Company is also involved, from time to time, in investigations and proceedings by regulatory and other governmental agencies, which may result in adverse judgments, fines or penalties. It is inherently difficult to predict the ultimate outcome of these legal and regulatory matters, particularly in cases in which claimants seek substantial or unspecified damages, and a substantial judgment, settlement or penalty could be material to the Company's operating results for a particular future period, depending on the Company's results for that period. However, based on current information, it is the opinion of management, after consultation with counsel, that the resolution of these matters will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.
     As part of the sale of SSCM to UBS, the Company agreed to indemnify UBS for expenses associated with certain litigation, including multiple purported securities class actions against SoundView and certain of its subsidiaries filed in the United District Court for the Southern District of New York, brought on behalf of persons who either directly or in the aftermarket purchased IPO securities between March 1997 and December 2000. The Company is vigorously contesting the claims on behalf of SoundView.


24. Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk

     Securities lending: Through Schwab, the Company loans client securities temporarily to other brokers in connection with its securities lending activities. The Company receives cash as collateral for the securities loaned. Increases in security prices may cause the market value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company mitigates this risk by requiring credit approvals for counterparties, by monitoring the market value of securities loaned, and by requiring additional cash as collateral when necessary. The market value of Schwab's client securities pledged in securities lending transactions to other broker-dealers was $1.2 billion and $2.3 billion at December 31, 2004 and 2003, respectively. Additionally, Schwab borrows securities from other broker-dealers to fulfill short sales of its clients. The market value of these borrowed securities was $254 million and $229 million at December 31, 2004 and 2003, respectively.
     Client trade settlement: The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on settlement date, generally three business days after trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has established procedures to reduce this risk by requiring deposits from clients in excess of amounts prescribed by regulatory requirements for certain types of trades, and

                         THE CHARLES SCHWAB CORPORATION
                   Notes to Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)


therefore the potential for Schwab to make payments under these client transactions is remote. Accordingly, no liability has been recognized for these transactions.
     Margin lending: Schwab provides margin loans to its clients which are collateralized by securities in their brokerage accounts. Schwab may be liable for the margin requirement of its client margin securities transactions. As clients write options or sell securities short, the Company may incur losses if the clients do not fulfill their obligations and the collateral in client accounts is not sufficient to fully cover losses which clients may incur from these strategies. To mitigate this risk, the Company monitors required margin levels and clients are required to deposit additional collateral, or reduce positions, when necessary. Clients with margin loans have agreed to allow Schwab to pledge collateralized securities in their brokerage accounts in accordance with federal regulations. Schwab was allowed, under such regulations, to pledge securities with a market value of $13.8 billion and $12.0 billion at December 31, 2004 and 2003, respectively. The market value of Schwab's client securities pledged to fulfill the short sales of its clients was $1.2 billion and $1.1 billion at December 31, 2004 and 2003, respectively. The market value of Schwab's client securities pledged to fulfill Schwab's proprietary short sales was $15 million and $13 million at December 31, 2004 and 2003, respectively. Schwab has also pledged a portion of its securities owned in order to fulfill the short sales of clients and in connection with securities lending transactions to other broker-dealers. The market value of these pledged securities was $8 million and $2 million at December 31, 2004 and 2003, respectively. The Company may also pledge client securities to fulfill client margin requirements for open option contracts established with the OCC. The market value of these pledged securities to the OCC was $365 million and $424 million at December 31, 2004 and 2003, respectively.
     Financial instruments held for trading purposes: The Company maintains inventories in securities on a long and short basis relating to its fixed income operations. The Company could incur losses or gains as a result of changes in the market value of these securities. To mitigate the risk of losses, long and short positions are marked to market and are monitored by management to assure compliance with limits established by the Company.
     Resale and repurchase agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty to the transaction does not purchase the securities held as collateral for the cash advanced and the market value of these securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a market value in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. At December 31, 2004 and 2003, the market value of collateral received in connection with resale agreements that is available to be repledged or sold was $13.4 billion and $17.2 billion, respectively. U.S. Trust may enter into repurchase agreements where it sells its fixed income securities with an agreement to repurchase the securities at a future specified date. At December 31, 2004, U.S. Trust did not have any of these agreements with third parties.
     At both December 31, 2004 and 2003, financial instruments in the amount of $1.3 billion were pledged to secure public deposits, to qualify for fiduciary powers and for other purposes or as collateral for borrowings. Included in the above amount at December 31, 2003, the fair value of collateral pledged under repurchase agreements that is available to be repledged or sold by the counterparties was $129 million. At December 31, 2004, there was no collateral pledged under repurchase agreements that is available to be repledged or sold by the counterparties.
     Concentration risk: The Company's most significant concentration of risk is its exposure to securities issued by the U.S. Government and its agencies (U.S. Government). The Company's direct market risk exposure, primarily from investments in securities available for sale, amounted to $3.2 billion and $1.6 billion at December 31, 2004 and 2003, respectively. The Company maintains indirect exposure to U.S. Government securities held as collateral to secure its resale agreements. The Company's primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government securities only in the event of the counterparty's default on the resale agreements. Securities issued by the U.S. Government held as collateral for resale agreements at December 31, 2004 and 2003 totaled $13.4 billion and $17.2 billion, respectively.
     Commitments to extend credit and LOCs: In the normal course of business, U.S. Trust and Schwab Bank enter into various transactions involving off-balance sheet financial instruments to meet the needs of their clients and to reduce their own exposure to interest rate risk. The credit risk associated with these instruments varies depending on the creditworthiness of the client and the value of any collateral held. Collateral requirements vary by type of instrument. The contractual amounts of these instruments represent the amounts at risk should the contract be fully drawn upon, the client default, and the value of any existing collateral become worthless.
     Credit-related financial instruments include firm commitments to extend credit (firm commitments) and LOCs.

                         THE CHARLES SCHWAB CORPORATION
                   Notes to Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)


Firm commitments are legally binding agreements to lend to a client that generally have fixed expiration dates or other termination clauses, may require payment of a fee and are not secured by collateral until funds are advanced. Collateral held includes marketable securities, real estate mortgages or other assets. The majority of U.S. Trust and Schwab Bank's firm commitments are related to mortgage lending to banking clients. Firm commitments totaled $2.2 billion and $1.6 billion at December 31, 2004 and 2003, respectively. LOCs outstanding at December 31, 2004 and 2003 amounted to $66 million and $64 million, respectively.
     Interest rate swaps: As part of its consolidated asset and liability management process, the Company utilizes Swaps to manage interest rate risk. The market values of Swaps can vary depending on movements in interest rates. The amounts at risk upon default are generally limited to the unrealized market value gains of the Swaps, if any. The risk of default depends on the creditworthiness of the counterparty. The Company evaluates the creditworthiness of its counterparties as part of its normal credit review procedures.
     U.S. Trust uses LIBOR-based Swaps to hedge the interest rate risk associated with its variable rate deposits from banking clients. The Swaps are structured for U.S. Trust to receive a variable rate of interest and pay a fixed rate of interest. Information on these Swaps is summarized in the following table:

--------------------------------------------------------------------------------
December 31,                                                    2004      2003
--------------------------------------------------------------------------------
Notional principal amount                                     $  625    $  705
Weighted-average variable interest rate                        2.39%     1.17%
Weighted-average fixed interest rate                           4.25%     6.41%
Weighted-average maturity (in years)                             3.3       1.0
--------------------------------------------------------------------------------

     These Swaps have been designated as cash flow hedges under SFAS No. 133 and are recorded on the Company's consolidated balance sheet, with changes in their fair values primarily recorded in other comprehensive income (loss), a component of stockholders' equity. At December 31, 2004, U.S. Trust recorded a derivative asset of $3 million and a derivative liability of $9 million related to these Swaps. At December 31, 2003, U.S. Trust recorded a derivative liability of $33 million for these Swaps. Based on current interest rate assumptions and assuming no additional Swap agreements are entered into, U.S. Trust expects to reclassify approximately $4 million, or $3 million after tax, from other comprehensive loss to interest expense over the next twelve months.
     CSC uses Swaps to effectively convert the interest rate characteristics of a portion of its Medium-Term Notes from fixed to variable. These Swaps are structured for CSC to receive a fixed rate of interest and pay a variable rate of interest based on the three-month LIBOR rate. The variable interest rates reset every three months. Information on these Swaps is summarized in the following table:

--------------------------------------------------------------------------------
December 31,                                                    2004      2003
--------------------------------------------------------------------------------
Notional principal amount                                     $  293    $  293
Weighted-average variable interest rate                        4.85%     3.62%
Weighted-average fixed interest rate                           7.57%     7.57%
Weighted-average maturity (in years)                             4.3       5.3
--------------------------------------------------------------------------------

     These Swaps have been designated as fair value hedges under SFAS No. 133, and are recorded on the Company's consolidated balance sheet. Changes in fair value of the Swaps are completely offset by changes in fair value of the hedged Medium-Term Notes. Therefore, there is no effect on net income. At December 31, 2004 and 2003, CSC recorded a derivative asset of $13 million and $19 million, respectively, for these Swaps. Concurrently, the carrying value of the Medium-Term Notes was increased by $13 million and $19 million at December 31, 2004 and 2003, respectively.

                         THE CHARLES SCHWAB CORPORATION
                   Notes to Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)


25. Fair Value of Financial Instruments

     Substantially all of the Company's financial instruments are recorded at estimated fair value or amounts that approximate fair value. The carrying amounts (as recorded on the Company's consolidated balance sheet) and estimated fair values of the Company's financial instruments are as follows:

--------------------------------------------------------------------------------
                                                 2004               2003
                                           ----------------  -----------------
                                           Carrying   Fair    Carrying   Fair
December 31,                                Amount    Value    Amount    Value
--------------------------------------------------------------------------------
Financial Assets:
Cash and cash equivalents                  $ 2,778  $ 2,778   $ 2,785  $ 2,785
Cash and investments segregated             19,019   19,019    21,341   21,341
Securities owned                             5,335    5,335     3,934    3,934
Receivables from
   brokers, dealers and
   clearing organizations                      482      482       476      476
Receivables from
   brokerage clients - net                   9,841    9,841     8,581    8,581
Loans to banking clients - net               6,822    6,651     5,736    5,640
Loans held for sale                             20       20        29       29
Swaps                                           16       16        19       19
--------------------------------------------------------------------------------
   Total                                   $44,313  $44,142   $42,901  $42,805
================================================================================

Financial Liabilities:
Deposits from banking clients              $11,118  $11,118   $ 8,308  $ 8,308
Drafts payable                                 363      363       152      152
Payables to brokers, dealers
   and clearing organizations                1,468    1,468     2,633    2,633
Payables to brokerage clients               27,154   27,154    27,184   27,184
Accrued expenses and other
   liabilities, excluding
   interest rate swap agreements             1,387    1,387     1,183    1,183
Swaps                                            9        9        33       33
Short-term borrowings                          663      663       996      996
Long-term debt                                 585      618       772      820
--------------------------------------------------------------------------------
   Total                                   $42,747  $42,780   $41,261  $41,309
================================================================================

Cash and cash equivalents, cash and investments segregated, receivables, deposits from banking clients, payables, accrued expenses and other liabilities, and short-term borrowings are short-term in nature and accordingly are recorded at fair value or amounts that approximate fair value.

Securities owned are recorded at estimated fair value. Such fair values are estimated using quoted market prices, where available, or third-party pricing services.

Loans to banking clients: The fair value of the Company's loans are estimated using discounted contractual cash flows adjusted for current prepayment estimates. The discount rates used are based on the interest rates charged to current clients for comparable loans.

Loans held for sale: The fair value of the Company's loans held for sale are estimated using the quoted market prices for securities backed by similar types of loans.

Swaps: The fair value of the Company's Swaps are estimated by obtaining quotes from dealers and third-party pricing services.

Long-term debt: A portion of the Company's long-term debt has been adjusted for changes in the fair value of Swaps. See note "24 - Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk." The fair value of the Company's long-term debt is estimated using third-party pricing services and discounted cash flow analyses utilizing discount rates currently available for similar instruments.

Off-balance sheet financial instruments: In the normal course of business, the Company is a party to certain off-balance sheet financial instruments, primarily consisting of firm commitments and LOCs, which represent obligations of the Company. As of December 31, 2004, the majority of these commitments mature within one year. The fair value of firm commitments and LOCs are estimated based on fees charged to enter into similar agreements, considering the creditworthiness of the counterparties. The Company has reviewed the unfunded portion of its firm commitments as well as its LOCs and determined that the fair values of these instruments were immaterial at December 31, 2004 and 2003.


26. Segment Information

     Segments are defined as components of a company in which separate financial information is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company structures its segments according to its various types of clients and the services provided to those clients. These segments have been aggregated, based on similarities in economic characteristics, types of clients, services provided, distribution channels, and regulatory environment, into three reportable segments - Individual Investor, Institutional Investor, and U.S. Trust. In the third quarter of 2004, the Company exited from the capital markets business, and as a result, the previously-reported Capital Markets segment has been eliminated.
     The Individual Investor segment includes the Company's retail brokerage and banking operations. The Institutional Investor segment provides custodial, trading, and support services to independent investment advisors, serves company 401(k) plan sponsors and third-party administrators, and supports company stock option plans. The U.S. Trust segment provides investment, wealth management, custody, fiduciary, and private banking services to individual and

                         THE CHARLES SCHWAB CORPORATION
                   Notes to Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)


institutional clients.
     The accounting policies of the segments are the same as those described in note "2 - Significant Accounting Policies." Financial information for the Company's reportable segments is presented in the following table. In the first quarter of 2004, the Company changed its methodology for the computation of its segment information. The new methodology utilizes an activity-based costing model to allocate traditional income statement line item expenses (e.g., compensation and benefits, depreciation, and professional services) to the business activities driving segment expenses (e.g., client service, opening new accounts, or business development). Previously-reported segment information has been revised to reflect this new methodology. Previously, technology, corporate, and general administrative expenses were allocated to the segments generally in proportion to either their respective revenues or average full-time equivalent employees, except for the U.S. Trust segment, for which expenses were directly incurred.

     The Company periodically reallocates certain revenues and expenses among the segments to align them with the changes in the Company's organizational structure. Previously-reported segment information has been revised to reflect changes during the year in the Company's internal organization. The Company evaluates the performance of its segments based on adjusted operating income before taxes (a non-GAAP income measure), which excludes items such as non-operating revenues, restructuring charges, impairment charges, acquisition- and merger-related charges, discontinued operations, and extraordinary items. Segment assets are not disclosed because they are not used for evaluating segment performance and deciding how to allocate resources to segments. However, capital expenditures are used in evaluating segment performance and are therefore disclosed. Intersegment revenues, defined as revenues from transactions with other segments within the Company, are not material and are therefore not disclosed. Total revenues, net interest revenue (i.e., interest revenue, net of interest expense), income from continuing operations before taxes on income and extraordinary gain, and net income are equal to the Company's consolidated amounts as reported in the consolidated financial statements. Capital expenditures are reported gross, as opposed to net of proceeds from the sale of fixed assets.

--------------------------------------------------------------------------------
                                                    2004       2003       2002
--------------------------------------------------------------------------------
Revenues
Individual Investor                              $ 2,444    $ 2,365    $ 2,375
Institutional Investor                               897        821        855
U.S. Trust                                           773        629        651
Unallocated                                           74         64         63
--------------------------------------------------------------------------------
Operating revenues                                 4,188      3,879      3,944
Non-operating revenue (1)                             14         17          -
--------------------------------------------------------------------------------
  Total                                          $ 4,202    $ 3,896    $ 3,944
================================================================================
Net interest revenue
Individual Investor                              $   586    $   437    $   508
Institutional Investor                                95         84        106
U.S. Trust                                           212        186        196
Unallocated                                           43         21         15
--------------------------------------------------------------------------------
  Total                                          $   936    $   728    $   825
================================================================================
Adjusted operating income
  before taxes
Individual Investor                              $   492    $   434    $   354
Institutional Investor                               282        303        254
U.S. Trust (2)                                        49         40         51
Unallocated                                           22          4         (3)
--------------------------------------------------------------------------------
Adjusted operating income
  before taxes                                       845        781        656
Excluded items (3)                                  (200)       (64)      (407)
--------------------------------------------------------------------------------
Income from continuing
  operations before taxes on
  income and extraordinary gain                      645        717        249
Taxes on income                                     (231)      (241)      (100)
Loss from discontinued operations,
  net of tax                                        (128)        (4)       (52)
Extraordinary gain on sale of
  corporate trust business,
  net of tax                                           -          -         12
--------------------------------------------------------------------------------
Net Income                                       $   286    $   472    $   109
================================================================================
Capital expenditures
Individual Investor                              $   145    $    97    $   101
Institutional Investor                                31         28         31
U.S. Trust                                            20         19         21
Unallocated                                            2          4          4
--------------------------------------------------------------------------------
  Total                                          $   198    $   148    $   157
================================================================================
Depreciation and amortization
Individual Investor                              $   113    $   140     $  174
Institutional Investor                                25         33         40
U.S. Trust                                            37         31         30
Unallocated                                           51         73         65
--------------------------------------------------------------------------------
  Total                                          $   226    $   277     $  309
================================================================================

(1)  Primarily consists of gains on investments.
(2) In accordance with the Company's new cost allocation methodology, amounts include costs ($63 million, $55 million, and $38 million in 2004, 2003, and 2002, respectively) allocated to U.S. Trust.

                         THE CHARLES SCHWAB CORPORATION
                   Notes to Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)


(3) In 2004, includes restructuring charges of $214 million (see note "3 - Restructuring Charges") and a pre-tax gain on an investment of $14 million. In 2003, includes restructuring charges of $76 million (see note "3 - Restructuring Charges"), an impairment charge of $5 million (see note "6 - Business Acquisitions and Divestitures"), and a pre-tax gain recorded on the sale of an investment of $17 million. In 2002, includes restructuring charges of $343 million (see note "3 - Restructuring Charges"), impairment charges of $37 million (see note "6 - Business Acquisitions and Divestitures"), and acquisition- and merger-related charges of $27 million.

     Fees received from Schwab's proprietary mutual funds represented approximately 21% of the Company's consolidated revenues in 2004, 23% in 2003, and 22% in 2002. Except for Schwab's proprietary mutual funds, which are considered a single client for purposes of this computation, no single client accounted for more than 10% of the Company's consolidated revenues in 2004, 2003, or 2002. Substantially all of the Company's revenues and assets are attributed to or located in the U.S. The percentage of Schwab's total client accounts located in California was approximately 26% at December 31, 2004 and 27% at each of December 31, 2003 and 2002.


27. Supplemental Cash Flow Information

--------------------------------------------------------------------------------
                                                         2004     2003    2002
--------------------------------------------------------------------------------
Income taxes paid                                       $ 153    $ 255   $  91
--------------------------------------------------------------------------------
Interest paid:
  Brokerage client cash balances                        $ 112    $  77   $ 166
  Deposits from banking clients                           106       91      86
  Long-term debt                                           30       37      55
  Short-term borrowings                                    15       15      21
  Other                                                     9       19       6
--------------------------------------------------------------------------------
Total interest paid                                     $ 272    $ 239   $ 334
================================================================================
Non-cash investing and financing activities:
  Consolidation of a Trust: (1)
    Building and land                                   $   -    $ 229       -
    Note payable and other liabilities                  $   -    $ 228       -
  Common stock and options issued
    for purchases of businesses                         $   3    $   4   $   4
--------------------------------------------------------------------------------

(1) Upon adoption of FIN No. 46 in the first quarter 2003, the Company consolidated a Trust. See note "2 - Significant Accounting Policies - Variable Interest Entities."


28. The Charles Schwab Corporation - Parent Company Only Financial Statements

Condensed Statement of Income

--------------------------------------------------------------------------------
                                                         2004     2003    2002
--------------------------------------------------------------------------------
Interest revenue                                        $  26    $  28   $  41
Interest expense                                          (18)     (27)    (41)
--------------------------------------------------------------------------------
Net interest revenue                                        8        1       -

Other losses                                               (8)      (2)     (2)
Restructuring credit (charges)                              2      (25)    (29)
Other gains (expenses)                                    (16)     (26)      5
--------------------------------------------------------------------------------

Loss before income tax benefit and equity
   in earnings of subsidiaries                            (14)     (52)    (26)

Income tax benefit                                          5       27      11
--------------------------------------------------------------------------------

Loss from continuing operations before
   equity in earnings of subsidiaries                      (9)     (25)    (15)

Equity in earnings of subsidiaries:
   Equity in undistributed earnings/
     (distributions in excess of earnings)
     of subsidiaries                                       80       22    (273)
   Dividends paid by non-banking subsidiaries             333      479     437
   Dividends paid by banking subsidiaries                  10        -       -
   Equity in extraordinary gain of subsidiary               -        -      12
   Equity in discontinued operations of
     subsidiaries                                        (128)      (4)    (52)
--------------------------------------------------------------------------------
   Total                                                  295      497     124

Net Income                                              $ 286    $ 472   $ 109
--------------------------------------------------------------------------------

                         THE CHARLES SCHWAB CORPORATION
                   Notes to Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)


Condensed Balance Sheet

--------------------------------------------------------------------------------
December 31,                                                     2004     2003
--------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                      $  693   $  764
Securities owned - at market value                                 80       74
Intercompany receivables                                           11       18
Loans to non-banking subsidiaries                                 220      270
Loans to banking subsidiaries                                      30       45
Investments in non-banking subsidiaries, at equity              2,622    2,589
Investments in banking subsidiaries, at equity                  1,538    1,397
Other assets                                                      139       95
--------------------------------------------------------------------------------
   Total                                                       $5,333   $5,252
================================================================================

Liabilities and Stockholders' Equity
Accrued expenses and other liabilities                         $  281   $  195
Intercompany payables                                             267       87
Loans from non-banking subsidiaries                                 -       24
Long-term debt                                                    399      485
--------------------------------------------------------------------------------
Total liabilities                                                 947      791
--------------------------------------------------------------------------------

Stockholders' equity                                            4,386    4,461
--------------------------------------------------------------------------------
   Total                                                       $5,333   $5,252
================================================================================

Condensed Statement of Cash Flows

--------------------------------------------------------------------------------
                                                        2004     2003     2002
--------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                            $  286   $  472   $  109
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Distributions in excess of earnings/
     (equity in undistributed earnings) of
     subsidiaries                                        (80)     (22)     273
   Equity in extraordinary gain of subsidiary              -        -      (12)
   Equity in discontinued operations of
     subsidiaries                                        128        4       52
   Other                                                  (7)      (7)       2
Net change in:
   Other assets                                            6        9      (29)
   Drafts payable                                          -        -     (100)
   Accrued expenses and other liabilities                 44       24        6
--------------------------------------------------------------------------------
Net cash provided by operating activities                377      480      301
--------------------------------------------------------------------------------

Cash Flows from Investing Activities
Proceeds from sales of securities available
   for sale                                                -        -       11
Advances to subsidiaries                                (230)    (100)     (71)
Repayments from subsidiaries                             245      116       57
Change in net intercompany receivables                     7       23      103
Decrease (increase) in investments
   in subsidiaries                                       (20)    (643)      10
Cash payments for business combinations
   and investments, net of cash received                  (1)     (25)      (1)
Proceeds from sale of subsidiary                         271        -        -
--------------------------------------------------------------------------------
Net cash provided by (used for) investing
   activities                                            272     (629)     109
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
Proceeds from loans from subsidiaries                      -        -       24
Repayment of loans from subsidiaries                     (24)       -        -
Repayment of long-term debt                              (80)    (100)    (113)
Dividends paid                                          (101)     (68)     (60)
Purchase of treasury stock                              (383)     (32)    (299)
Proceeds from stock options exercised
   and other                                              51       34       34
--------------------------------------------------------------------------------
Net cash used for financing activities                  (537)    (166)    (414)
--------------------------------------------------------------------------------

Net cash used for discontinued operations               (183)       -     (114)
--------------------------------------------------------------------------------

Decrease in Cash and Cash Equivalents                    (71)    (315)    (118)
Cash and Cash Equivalents at Beginning
   of Year                                               764    1,079    1,197
--------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year              $  693   $  764   $1,079
================================================================================

                         THE CHARLES SCHWAB CORPORATION
                   Notes to Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)


29. Quarterly Financial Information (Unaudited)

--------------------------------------------------------------------------------
                                            Fourth    Third   Second    First
                                            Quarter  Quarter  Quarter  Quarter
--------------------------------------------------------------------------------
Year Ended December 31, 2004:
Revenues (1)                                 $1,060   $1,000   $1,034   $1,108
Expenses, Excluding Interest (1)             $  900   $  928   $  865   $  864
Net Income (Loss)                            $   53   $  (41)  $  113   $  161
Weighted Average Common
   Shares - Diluted                           1,348    1,364    1,373    1,375
Basic Earnings (Loss)
   Per Share (2)                             $  .04   $ (.03)  $  .08   $  .12
Diluted Earnings (Loss)
   Per Share (2)                             $  .04   $ (.03)  $  .08   $  .12
Dividends Declared Per
   Common Share                              $ .020   $ .020   $ .020   $ .014
Range of Common Stock
   Price Per Share:
     High                                    $12.03   $10.03   $11.93   $13.76
     Low                                     $ 8.47   $ 8.30   $ 9.05   $10.74
Range of Price/Earnings Ratio (3):
     High                                        57       36       30       34
     Low                                         40       30       23       26
--------------------------------------------------------------------------------
Year Ended December 31, 2003:
Revenues (1)                                 $1,062   $  997   $  971   $  866
Expenses, Excluding Interest (1)             $  829   $  801   $  788   $  761
Net Income                                   $  148   $  127   $  126   $   71
Weighted Average Common
   Shares - Diluted                           1,371    1,366    1,360    1,357
Basic Earnings Per Share (2)                 $  .11   $  .09   $  .10   $  .05
Diluted Earnings Per Share (2)               $  .11   $  .09   $  .09   $  .05
Dividends Declared Per
   Common Share                              $ .014   $ .014   $ .011   $ .011
Range of Common Stock
   Price Per Share:
     High                                    $13.98   $12.73   $11.64   $12.46
     Low                                     $10.90   $10.01   $ 7.20   $ 6.25
Range of Price/Earnings Ratio (3):
     High                                        40       75      146      208
     Low                                         31       59       90      104
--------------------------------------------------------------------------------

(1) Amounts have been adjusted to summarize the impact of the Company's sales of SSCM and CSE in loss from discontinued operations. For further discussion, see note "5 - Discontinued Operations."
(2) Both basic and diluted earnings per share include loss from discontinued operations.
(3) Price/earnings ratio is computed by dividing the high and low market prices by diluted earnings per share for the 12-month period ended on the last day of the quarter presented.

                         THE CHARLES SCHWAB CORPORATION


Management's Report on Internal Control Over Financial Reporting

     Management of The Charles Schwab Corporation, together with its subsidiaries (the Company), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with accounting principles generally accepted in the United States of America.
     As of December 31, 2004, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2004.
     The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.
     Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.


/s/ Charles R. Schwab
--------------------------
Charles R. Schwab
Chairman and Chief Executive Officer
February 28, 2005

/s/ Christopher V. Dodds
--------------------------
Christopher V. Dodds
Executive Vice President and Chief Financial Officer
February 28, 2005

                         THE CHARLES SCHWAB CORPORATION


Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Charles Schwab Corporation:

     We have audited the accompanying consolidated balance sheets of The Charles Schwab Corporation and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule of the Company on page F-2. We also have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
     A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
San Francisco, California
February 28, 2005

                         THE CHARLES SCHWAB CORPORATION


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


Item 9A. Controls and Procedures

Disclosure Controls and Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. Additionally in connection with this evaluation, no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
     Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in "Item 8
- Financial Statements and Supplementary Data."


Item 9B. Other Information

     None.



                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     The information relating to directors of the Company required to be furnished pursuant to this item is incorporated by reference from portions of the Company's definitive proxy statement for its annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 29, 2005 (the Proxy Statement) under "The Board of Directors - Members of the Board of Directors," "The Board of Directors - Board and Committee Meetings," "The Board of Directors
- Director Nominations," and "Section 16(a) Beneficial Ownership Reporting Compliance." The Company's Code of Conduct and Business Ethics, applicable to directors and all employees, including senior financial officers, is available on the Company's website at www.aboutschwab.com/corpgov. If the Company makes any amendments to or grants any waivers from its Code of Conduct and Business Ethics which are required to be disclosed pursuant to the Securities Exchange Act of 1934, the Company will make such disclosures on this website.

Executive Officers of the Registrant

     The following table provides certain information about each of the Company's current executive officers.

                         THE CHARLES SCHWAB CORPORATION


================================================================================

                      Executive Officers of the Registrant

         Name                      Age                   Title
         ----                      ---                   -----

Charles R. Schwab                   67        Chairman, Chief Executive Officer,
                                              and Director

William L. Atwell                   54        Executive Vice President and
                                              President - Individual Investor
                                              Enterprise

Walter W. Bettinger                 44        Executive Vice President and Chief
                                              Operating Officer - Individual
                                              Investor Enterprise

Jeremiah H. Chafkin                 45        Executive Vice President and
                                              President - Advised Investor

Christopher V. Dodds                45        Executive Vice President and Chief
                                              Financial Officer

Carrie E. Dwyer                     54        Executive Vice President, General
                                              Counsel and Corporate Secretary

Charles G. Goldman                  43        Executive Vice President -
                                              Strategy and Corporate Development

Jan Hier-King                       50        Executive Vice President -
                                              Human Resources

Jeffrey M. Lyons                    50        Executive Vice President and
                                              President - Active Trader

Deborah D. McWhinney                49        Executive Vice President and
                                              President - Schwab Institutional

Randall W. Merk                     50        Executive Vice President and
                                              President - Asset Management
                                              Products and Services

Rebecca Saeger                      49        Executive Vice President - Brand
                                              Management and Marketing
                                              Communications

Gideon Sasson                       49        Executive Vice President and Chief
                                              Information Officer

Alan J. Weber                       56        Executive Vice President of
                                              The Charles Schwab Corporation,
                                              Chairman and Chief Executive
                                              Officer of U.S. Trust Corporation

================================================================================


     Mr. Schwab has been Chairman and a director of CSC since its incorporation in 1986. Effective July 20, 2004, CSC's Board of Directors appointed Mr. Schwab as Chief Executive Officer of CSC, replacing David S. Pottruck. Mr. Schwab was Co-Chief Executive Officer of CSC from 1998 to 2003, and Chief Executive Officer of CSC from 1986 to 1997. Mr. Schwab was a founder of Schwab in 1971, its Chairman since 1978, and its Chief Executive Officer since July 20, 2004.
Mr. Schwab is currently a director of USTC and its principal subsidiary, U.S. Trust NY. Mr. Schwab is also Chairman of Charles Schwab Bank, N.A., and is a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust and Schwab Annuity Portfolios, all registered investment companies.

                         THE CHARLES SCHWAB CORPORATION


     Mr. Atwell has been Executive Vice President and President - Individual Investor Enterprise of CSC and Schwab since December 2004. He served as Executive Vice President and President - Client Sales and Service and Banking of CSC and Schwab from 2003 until December 2004, Executive Vice President - Institutional, International and Banking of CSC and Schwab from 2002 until 2003, and Executive Vice President - International and Banking of Schwab for part of 2002. Mr. Atwell was Executive Vice President - International of Schwab from 2000 to 2002. Prior to joining Schwab, Mr. Atwell was Senior Vice President - National Sales and Delivery Network for CIGNA Healthcare from 1996 to 2000. Mr. Atwell is currently a director of the Securities Industry Association.

     Mr. Bettinger has been Executive Vice President and Chief Operating Officer
- Individual Investor Enterprise of CSC and Schwab since June 2004. He served as Executive Vice President and President - Corporate Services of Schwab from 2002 until June 2004, and Executive Vice President and President - Retirement Plan Services of Schwab from 2000 to 2002. Mr. Bettinger was appointed to CSC's Executive Committee effective June 28, 2004. Mr. Bettinger joined Schwab in 1995.

     Mr. Chafkin has been Executive Vice President and President - Advised Investor of CSC and Schwab since December 2004. He was Executive Vice President
- Advice, Products and Tools of Schwab from 2002 to December 2004, Executive Vice President - Investment Advice and Products of Schwab from 2001 to 2002, and Executive Vice President - Asset Management Products and Services of Schwab from 2000 to 2001. Mr. Chafkin was appointed to CSC's Executive Committee effective January 1, 2005. Mr. Chafkin joined Schwab in 1999.

     Mr. Dodds has been Chief Financial Officer of CSC and Schwab since 1999 and Executive Vice President of CSC and Schwab since 1998. Mr. Dodds was Corporate Controller of Schwab from 1997 to 1999 and Corporate Treasurer of Schwab from 1993 to 1997. Mr. Dodds joined Schwab in 1986.

     Ms. Dwyer has been Executive Vice President, General Counsel and Corporate Secretary of CSC and Executive Vice President - Corporate Oversight of Schwab since 1996. Ms. Dwyer was appointed to CSC's Executive Committee effective June 28, 2004. Ms. Dwyer joined Schwab in 1996.

     Mr. Goldman has been Executive Vice President - Strategy and Corporate Development of CSC and Schwab since May 2004. He served as Senior Vice President of Corporate Development of Schwab from 2002 until May 2004. Mr. Goldman joined Schwab in 2001 as Senior Vice President of Venture Capital Investing and served in that role until 2002. Prior to joining Schwab, Mr. Goldman was President and Chief Operating Officer of Paramount Farms, Inc. and Paramount Citrus Association from 1996 to 2000. Mr. Goldman was appointed to CSC's Executive Committee effective January 1, 2005. Mr. Goldman is currently a director of Woolf Enterprises, Inc. and Chairman of the Board of Wall Street on Demand.

     Ms. Hier-King has been Executive Vice President - Human Resources of CSC and Schwab since July 2004. She served as Senior Vice President of Human Resources of Schwab from 2002 until July 2004. Ms. Hier-King joined Schwab in 1994 as Senior Vice President - Technology and served in that role until 2002. Ms. Hier-King was appointed to CSC's Executive Committee effective January 1, 2005. Ms. Hier-King is currently a director of Akamai Technologies, Inc.

     Mr. Lyons has been Executive Vice President and President - Active Trader of CSC and Schwab since June 2004. He served as Executive Vice President and President - Asset Management Products and Services of Schwab from 2002 until June 2004, and Executive Vice President - Mutual Funds of Schwab from 1999 to 2002. Mr. Lyons was appointed to CSC's Executive Committee effective June 28, 2004. Mr. Lyons joined Schwab in 1984.

     Mr. Merk has been Executive Vice President and President - Asset Management Products and Services of CSC and Schwab since December 2004. Mr. Merk joined Schwab in 2002 as Executive Vice President and President - Investment Management of Schwab and served in that role until December 2004. Prior to joining Schwab, Mr. Merk was Chief Investment Officer - Fixed Income for American Century from 1998 to 2001, and President and Chief Investment Officer for American Century from 2001 to 2002. Mr. Merk was appointed to CSC's Executive Committee effective January 1, 2005.

     Ms. McWhinney has been Executive Vice President and President - Schwab Institutional of CSC and Schwab since 2001 when she joined Schwab. Prior to joining Schwab, Ms. McWhinney was Group President for Engage Media Services from 1999 to 2001. Ms. McWhinney was appointed to CSC's Executive Committee effective June 28, 2004. Ms. McWhinney is currently a director of SIPC and serves as Executive Advisor of Hitachi Data Systems.

     Ms. Saeger has been Executive Vice President - Brand Management and Marketing Communications of CSC and Schwab since December 2004. Ms. Saeger joined Schwab in March 2004 as Executive Vice President - Brand Management and served in that role until December 2004. Prior to joining Schwab, Ms. Saeger was Executive Vice President of Brand Marketing for Visa USA from 1997 to 2004. Ms. Saeger was appointed to CSC's Executive

                         THE CHARLES SCHWAB CORPORATION


Committee effective January 1, 2005. Ms. Saeger is currently a director of the Association of National Advertisers.

     Mr. Sasson has been Executive Vice President and Chief Information Officer of CSC and Schwab since June 2004. He served as Executive Vice President and President - Active Trader of Schwab from 2001 until June 2004, and Executive Vice President and President - Electronic Brokerage of Schwab from 1997 to 2001. Mr. Sasson was appointed to CSC's Executive Committee effective June 28, 2004. Mr. Sasson joined Schwab in 1995. Mr. Sasson is currently a director of Quris, Inc., an affiliate of CSC, and CommercialWare.

     Mr. Weber has been Executive Vice President of CSC, Chief Executive Officer of USTC and U.S. Trust NY, and a director of USTC since 2002 and Chairman of USTC since 2003. Prior to joining USTC, Mr. Weber was Vice Chairman and Chief Financial Officer for Aetna, Inc. from 1998 to 2001. Mr. Weber currently serves as Advisory Committee Chairman of Computer Repair Systems, LLC.


Item 11. Executive Compensation

     The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under "The Board of Directors - Compensation Committee Interlocks and Insider Participation," "- Director Compensation," "Executive Compensation - Summary Compensation Table," "- Options Granted in 2004," "- Fiscal Year-End Option Values," "- Long-Term Incentive Plan - Awards in 2004," "Certain Relationships and Related Transactions," "Appendix B - Description of Charles R. Schwab's Employment and License Agreements," "Appendix C - Description of Lon Gorman's Employment Agreement," and "Appendix D - Description of Dave Pottruck's Severance Agreement."


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


                                     PART IV


Item 15. Exhibits and Financial Statement Schedule

     (a)  Documents filed as part of this Report

     1.   Financial Statements

     The financial statements and independent auditors' report are included in "Item 8 - Financial Statements and Supplementary Data" and are listed below:

         Consolidated Statement of Income
         Consolidated Balance Sheet
         Consolidated Statement of Cash Flows
         Consolidated Statement of Stockholders' Equity
         Notes to Consolidated Financial Statements
         Report of Independent Registered Public Accounting Firm

     2.   Financial Statement Schedule

     The financial  statement schedule required to be furnished pursuant to this item is listed in the accompanying index appearing on page F-1.

                         THE CHARLES SCHWAB CORPORATION


     (b)  Exhibits

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

                         THE CHARLES SCHWAB CORPORATION


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

10.140 Form of Restricted Shares Agreement, filed as Exhibit 4.6 to the Registrant's Registration Statement No. 33-54701 on Form S-8 and incorporated herein by reference. +

10.169 Third Amendment to the Trust Agreement for the Charles Schwab Profit Sharing and Employee Stock Ownership Plan effective January 1, 1996, dated May 8, 1996 filed as Exhibit 10.169 to the Registrant's Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference. +

10.191 Form of Restricted Shares Award Agreement of The Charles Schwab Corporation 1992 Stock Incentive Plan (supersedes Exhibit 10.171), filed as Exhibit 10.191 to the Registrant's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference. +

10.192 Form of Nonstatutory Stock Option Agreement of The Charles Schwab Corporation 1992 Stock Incentive Plan (supersedes Exhibit 10.172), filed as Exhibit 10.192 to the Registrant's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference. +

10.202 Fourth Amendment to the Trust Agreement for the Charles Schwab Profit Sharing and Employee Stock Ownership Plan effective January 1, 1998, filed as Exhibit 10.202 to the Registrant's Form 10-K for the year ended December 31, 2003. +

10.215 The Charles Schwab Corporation Directors' Deferred Compensation Plan, restated to include amendments through December 13, 2000 (supersedes
          Exhibit 10.209), filed as Exhibit 10.215 to the Registrant's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference. +

10.218 Executive Employment Agreement and Covenant Not To Compete for Jeffrey S. Maurer, filed as Exhibit 10.218 to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference. +

10.221 The SchwabPlan(R) Retirement Savings and Investment Plan, restated and amended as of April 1, 2001 (supersedes Exhibit 10.216), filed as
          Exhibit 10.221 to the Registrant's Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference. +

                         THE CHARLES SCHWAB CORPORATION


--------------------------------------------------------------------------------
Exhibit
Number                             Exhibit
--------------------------------------------------------------------------------

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

                         THE CHARLES SCHWAB CORPORATION


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

                         THE CHARLES SCHWAB CORPORATION


--------------------------------------------------------------------------------
Exhibit
Number                             Exhibit
--------------------------------------------------------------------------------

10.256 Separation Agreement and General Release by and among The Charles Schwab Corporation, Charles Schwab & Co., Inc., and John Philip Coghlan dated July 25, 2003, filed as Exhibit 10.256 to the Registrant's Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference. +

10.257 The Charles Schwab Corporation Deferred Compensation Plan, as amended through January 1, 2004, filed as Exhibit 10.257 to the Registrant's Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference. +

10.258    Credit  Agreement  (364-Day  Commitment)  dated  as of  June 18,  2004 between the Registrant and the financial institutions listed therein (supersedes Exhibit 10.255), filed as Exhibit 10.258 to the
          Registrant's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

10.259 The Charles Schwab Corporation 2004 Stock Incentive Plan, approved at the Annual Meeting of Stockholders on May 17, 2004, filed as Exhibit
          10.259 to the Registrant's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference. +

10.260 The Charles Schwab Severance Pay Plan, restated as of September 14, 2004 (supersedes Exhibit 10.254), filed as Exhibit 10.260 to the Registrant's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference. +

10.261 Purchase Agreement by and among The Charles Schwab Corporation, CS Capital Markets and Co., Schwab Associates and Co., UBS Securities LLC, and UBS Americas Inc., dated as of August 31, 2004, filed as
          Exhibit 10.261 to the Registrant's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference. ***

10.262 Equities Order Handling Agreement dated October 29, 2004 by and among UBS Securities LLC, Schwab Capital Markets L.P., Charles Schwab & Co., Inc., and The Charles Schwab Corporation, filed as Exhibit 10.262 to the Registrant's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference. ***

10.263 Separation Agreement, General Release and Waiver of Claims by and among The Charles Schwab Corporation, Charles Schwab & Co., Inc., and David S. Pottruck dated August 2, 2004, filed as Exhibit 10.263 to the Registrant's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference. +

10.264    The  Charles  Schwab  Corporation   Deferred   Compensation  Plan  II,
          effective December 9, 2004. +

10.265 The Charles Schwab Corporation Directors' Deferred Compensation Plan II, effective December 9, 2004. +

10.266 Form of Notice and Restricted Stock Agreement for Non-Employee Directors Under The Charles Schwab Corporation 2004 Stock Incentive Plan. +

                         THE CHARLES SCHWAB CORPORATION


--------------------------------------------------------------------------------
Exhibit
Number                             Exhibit
--------------------------------------------------------------------------------

10.267 Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors Under The Charles Schwab Corporation 2004 Stock Incentive Plan. +

10.268 Form of Notice and Stock Option Agreement for Non-Employee Directors Under The Charles Schwab Corporation 2004 Stock Incentive Plan. +

10.269 Form of Notice and Non-Qualified Stock Option Agreement Under The Charles Schwab Corporation 2004 Stock Incentive Plan. +

10.270 Form of Notice and Restricted Stock Agreement Under The Charles Schwab Corporation 2004 Stock Incentive Plan. +

10.271 The Charles Schwab Corporation Directors' Deferred Compensation Plan, as amended through December 8, 2004 (supersedes Exhibit 10.215). +

10.272 The Charles Schwab Corporation Deferred Compensation Plan, as amended through December 8, 2004 (supersedes Exhibit 10.257). +

10.273 Executive Deferred Compensation Plan of U.S. Trust Corporation, as amended and restated effective January 1, 2001, and incorporating action taken as of December 31, 2004 (supersedes Exhibit 10.234). +

12.1      Computation of Ratio of Earnings to Fixed Charges.

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

*** Confidential treatment has been requested for certain portions of this exhibit.

+         Management contract or compensatory plan.

                         THE CHARLES SCHWAB CORPORATION


                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2005.

                                       THE CHARLES SCHWAB CORPORATION
                                                (Registrant)

                                       BY:  /s/ Charles R. Schwab
                                            ---------------------------
                                            Charles R. Schwab
                                            Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 28, 2005.

      Signature / Title                             Signature / Title
      -----------------                             -----------------

/s/ Charles R. Schwab                           /s/ Christopher V. Dodds
----------------------------                    ----------------------------
Charles R. Schwab,                              Christopher V. Dodds,
Chairman and Chief Executive                    Executive Vice President
Officer                                         and Chief Financial Officer
                                                (principal financial and
                                                accounting officer)


/s/ Nancy H. Bechtle                            /s/ C. Preston Butcher
----------------------------                    ----------------------------
Nancy H. Bechtle, Director                      C. Preston Butcher, Director


/s/ Donald G. Fisher                            /s/ Frank C. Herringer
----------------------------                    ----------------------------
Donald G. Fisher, Director                      Frank C. Herringer, Director


/s/ Stephen T. McLin                            /s/ Paula A. Sneed
----------------------------                    ----------------------------
Stephen T. McLin, Director                      Paula A. Sneed, Director


/s/ Roger O. Walther                            /s/ Robert N. Wilson
----------------------------                    ----------------------------
Roger O. Walther, Director                      Robert N. Wilson, Director


/s/ David B. Yoffie
----------------------------
David B. Yoffie, Director

                         THE CHARLES SCHWAB CORPORATION







                      Index to Financial Statement Schedule


                                                                       Page
                                                                       ----





Schedule II - Valuation and Qualifying Accounts                         F-2

Combined Supplemental Financial Data for U.S. Trust Corporation
     and Charles Schwab Bank, N.A. (Unaudited)                       F-3 - F-9



















Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the Company's consolidated financial statements and notes in "Item 8 - Financial Statements and Supplementary Data."

                                              THE CHARLES SCHWAB CORPORATION


                                                                                                                         SCHEDULE II






                                             Valuation and Qualifying Accounts
                                                       (In millions)


                                                                                  Additions
                                                            Balance at    --------------------------                   Balance at
                                                            Beginning      Charged                                        End
                        Description                          of Year      to Expense       Other (1)    Written off     of Year
------------------------------------------------------------------------------------------------------------------------------------

      For the year ended
         December 31, 2004:

            Allowance for doubtful accounts of
                brokerage clients (2)                         $   2         $   1            $   -          $  (2)        $   1
                                                          ==========================================================================


      For the year ended
         December 31, 2003:

            Allowance for doubtful accounts of
                brokerage clients (2)                         $   4         $   1            $   -          $  (3)        $   2
                                                          ==========================================================================


      For the year ended
         December 31, 2002:

            Allowance for doubtful accounts of
                brokerage clients (2)                         $   5         $   3            $   1          $  (5)        $   4
                                                          ==========================================================================

     (1)  Represents collections of previously written-off accounts.

     (2)  Excludes  banking-related  valuation and qualifying accounts.  See "Item 8 - Financial Statements and Supplementary Data -
          Notes to Consolidated Financial Statements - 9. Loans to Banking Clients and Related Allowance for Credit Losses."




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

------------------------------------------------------------------------------------------------------------------------------------
1.  Analysis of Change in Net Interest Revenue
An analysis of the year-to-year  changes in the categories of interest revenue and interest expense resulting from changes in volume and rate, on a taxable equivalent basis, is as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                               2004 Compared to 2003                2003 Compared to 2002
                                                             Increase (Decrease) Due to           Increase (Decrease) Due to
                                                                     Change in:                           Change in:
                                                          --------------------------------     --------------------------------
                                                          Average      Average     Total       Average      Average     Total
                                                          Volume        Rate                   Volume        Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest-Earning assets:
Cash equivalents                                          $   2        $   1       $   3       $   1        $  (2)      $  (1)
Securities available for sale (1)
  U.S. Treasury securities                                   (2)          (3)         (5)          1           (1)          -
  U.S. Government agencies and
     collateralized mortgage obligations (2)                 70            3          73           8           (9)         (1)
  State and municipal obligations                            (5)           -          (5)         (1)           -          (1)
------------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale                          63            -          63           8          (10)         (2)
Loans to banking clients (3)                                 58          (13)         45          45          (51)         (6)
Other interest-earning assets                                 8            2          10           7            -           7
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                               131          (10)        121          61          (63)         (2)
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing sources of funds:
Interest-bearing banking deposits                            34          (23)         11          21          (19)          2
Short-term borrowings                                        (2)           6           4           5          (11)         (6)
Long-term debt                                               41          (27)         14          (3)           1          (2)
------------------------------------------------------------------------------------------------------------------------------------
Total sources on which interest is paid                      73          (44)         29          23          (29)         (6)
------------------------------------------------------------------------------------------------------------------------------------
Change in net interest revenue-taxable equivalent basis   $  58        $  34          92          38          (34)          4
====================================================================================================================================
Tax equivalent adjustment                                                              2                                   (1)
Provision for credit loss                                                              2                                    -
------------------------------------------------------------------------------------------------------------------------------------
Change in net interest revenue                                                     $  96                                $   3
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




2.  Three-year Net Interest Revenue (Tax Equivalent Basis) and Average Balances


------------------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31,                        2004                           2003                            2002
                                           ---------------------------    ---------------------------    ---------------------------
(Dollars in Millions)                      Average             Average    Average             Average    Average             Average
                                           Balance   Interest   Rate      Balance   Interest    Rate     Balance   Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets:
Cash equivalents                           $   396     $    5     1.30%   $   229     $    2     1.00%   $   193     $    3    1.55%
Securities available for sale (1), (2)       4,031        141     3.50%     1,904         78     4.12%     1,508         80    5.31%
Loans to banking clients (3)                 6,453        275     4.24%     5,034        230     4.56%     4,204        236    5.62%
Other interest-earning assets                  896         19     2.20%       447          9     1.89%        45          2    4.49%
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets               11,776        440     3.74%     7,614        319     4.19%     5,950        321    5.40%
------------------------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets                  1,179                            810                            771
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                               $12,955                        $ 8,424                        $ 6,721
====================================================================================================================================
Liabilities and Stockholder's Equity:
Interest-bearing banking deposits            9,077        108     1.19%     5,395         97     1.80%     4,046         95    2.36%
Short-term borrowings                          848         17     2.01%     1,013         13     1.24%       813         19    2.30%
Long-term debt                                 582         18     3.14%        58          4     7.76%        96          6    6.28%
------------------------------------------------------------------------------------------------------------------------------------
Total sources on which interest is paid     10,507        143     1.37%     6,466        114     1.77%     4,955        120    2.43%
====================================================================================================================================
Non-interest-bearing deposits                  615                            589                            632
Non-interest-bearing liabilities               369                            392                            446
Stockholder's equity                         1,464                            977                            688
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity $12,955                        $ 8,424                        $ 6,721
====================================================================================================================================
Net interest revenue - taxable equivalent
  basis                                                   297                            205                            201
Net free funds                             $ 1,269                        $ 1,149                        $  994
------------------------------------------------------------------------------------------------------------------------------------
Tax equivalent adjustment (2)                              (2)                            (4)                            (4)
Provision for credit loss                                  (2)                            (4)                            (3)
                                                       $  293                         $  197                         $  194
====================================================================================================================================
Net yield on interest earning assets
  (tax equivalent basis)                                          2.52%                          2.69%                         3.38%

------------------------------------------------------------------------------------------------------------------------------------
(1)  The average balance and average rate for securities available for sale have been calculated using their amortized cost.
(2)  Yields on state and municipal obligations are stated on a taxable equivalent basis,  employing the federal statutory income tax rate adjusted for the effect of state and local taxes,  resulting in a marginal tax rate of approximately 40% for 2004, 40% for
     2003, and 41% for 2002.
(3)  Includes average principal balances of non-accrual and reduced rate loans.

3.  Securities Available for Sale

The amortized cost, estimated fair value and gross unrealized gains and losses on securities available for sale are as follows:

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                          2004            2003            2002
------------------------------------------------------------------------------------------------------------------------------------
U.S. treasury securities:
   Amortized cost                                                               $      263     $       301    $        290
   Aggregate fair value                                                         $      262     $       302    $        296
   Gross unrealized gains                                                                -     $         1    $          6
   Gross unrealized losses                                                      $        1               -               -
U.S. government sponsored agencies and corporations:
   Amortized cost                                                                    1,534           1,421             701
   Aggregate fair value                                                              1,534           1,421             727
   Gross unrealized gains                                                                5               5              26
   Gross unrealized losses                                                               5               5               -
State and municipal obligations:
   Amortized cost                                                                        1             148             169
   Aggregate fair value                                                                  1             155             178
   Gross unrealized gains                                                                -               7               9
   Gross unrealized losses                                                               -               -               -
Collateralized mortgage obligations:
   Amortized cost                                                                    3,062           1,508              88
   Aggregate fair value                                                              3,051           1,508              87
   Gross unrealized gains                                                                5               4               -
   Gross unrealized losses                                                              16               4               1
Other securities:
   Amortized cost                                                                       22              51              33
   Aggregate fair value                                                                 22              51              34
   Gross unrealized gains                                                                -               -               1
   Gross unrealized losses                                                               -               -               -
------------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale:
   Amortized cost                                                               $    4,882     $     3,429    $      1,281
   Aggregate fair value                                                         $    4,870     $     3,437    $      1,322
   Gross unrealized gains                                                       $       10     $        17    $         42
   Gross unrealized losses                                                      $       22     $         9    $          1
====================================================================================================================================


4.  Loans to Banking Clients and Related Allowance for Credit Losses

An analysis of the composition of the loan portfolio is as follows:

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                           2004            2003             2002           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Residential real estate mortgages                  $  5,342        $  4,624         $  3,580       $  3,076        $ 2,239
Consumer loans                                          971             735              630            584            554
Other                                                   536             404              369            407            374
------------------------------------------------------------------------------------------------------------------------------------
     Total                                         $  6,849        $  5,763         $  4,579       $  4,067        $ 3,167
====================================================================================================================================

An analysis of nonperforming assets is as follows:

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                           2004            2003             2002           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans                                    $    1          $    1           $    1         $    5         $    1
Average non-accrual loans                            $    1          $    1           $    3         $    4         $    1
------------------------------------------------------------------------------------------------------------------------------------

An analysis of the allowance for credit losses on the loan portfolio is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                       2004            2003             2002           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                         $   27          $   24           $   21         $   20         $   20
Provision charged to income                               2               4                3              -              -
Net recoveries                                            -               -                -              1              -
Release of reserves on loans sold                        (2)             (1)               -              -              -
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                               $   27          $   27           $   24         $   21         $   20
====================================================================================================================================

The maturities of the loan portfolio at December 31, 2004 is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                 Within            1-5            Over
                                                                 1 Year           Years          5 Years         Total
------------------------------------------------------------------------------------------------------------------------------------
Residential real estate mortgages (1)                            $    96         $   771         $ 4,475        $ 5,342
Consumer loans                                                       938              21              12            971
Other                                                                380             104              52            536
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                       $ 1,414         $   896         $ 4,539        $ 6,849
====================================================================================================================================
------------------------------------------------------------------------------------------------------------------------------------
(1)  Maturities are based upon the contractual terms of the loans.


The interest sensitivity of loans with maturities in excess of one year at December 31, 2004 is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   1-5            Over
                                                                                  Years          5 Years         Total
------------------------------------------------------------------------------------------------------------------------------------
Loans with predetermined interest rates                                          $   197         $ 1,055        $ 1,252
Loans with floating or adjustable interest rates                                     699           3,484          4,183
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                                       $   896         $ 4,539        $ 5,435
====================================================================================================================================
------------------------------------------------------------------------------------------------------------------------------------


5.  Summary of Credit Loss on Banking Loans Experience

------------------------------------------------------------------------------------------------------------------------------------
                                                       2004            2003             2002           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Average loans                                        $ 6,453         $ 5,034          $ 4,204        $ 3,469        $ 2,867
Allowance to year end loans                              .39%           .46%             .52%           .53%           .64%
Allowance to nonperforming loans                          n/m            n/m              n/m            n/m            n/m
Net recoveries to average loans                             -              -                -           .01%              -
Nonperforming assets to average
  loans and real estate owned                            .01%           .03%             .03%           .14%           .05%
------------------------------------------------------------------------------------------------------------------------------------
n/m - Not meaningful, greater than two hundred percent.


At December 31,  2004, U.S.  Trust's loan portfolio  included loans to individuals involved in the  financial  services industry  of approximately $1.4 billion. Recoveries exceeded charge-offs from loans to individuals involved in the financial services industry in
2000 to 2001. Recoveries  approximated  charge-offs from loans to individuals involved in the financial services industry in 2002 to
2004.


6.  Deposits from Banking Clients

------------------------------------------------------------------------------------------------------------------------------------
                                                             2004                        2003                        2002
                                                      -------------------        --------------------        -------------------
                                                       Amount       Rate          Amount        Rate          Amount      Rate
------------------------------------------------------------------------------------------------------------------------------------
Analysis of average daily deposits:
  Noninterest-bearing deposits                        $   615          -         $   589           -         $   632         -
  Certificates of deposits of $100,000 or more            397      1.35%             372       1.23%              63     2.30%
  Money market and other savings deposits               8,680      1.19%           5,023       1.85%           3,983     2.36%
------------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                   $ 9,692                    $ 5,984                     $ 4,678
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
------------------------------------------------------------------------------------------------------------------------------------
Maturity distribution of interest bearing deposits in
  Amounts of $100,000 or more at December 31, 2004:
      Three months or less                                                                              $  281            $ 7,730
      Three through six months                                                                              37                  -
      Six through twelve months                                                                             17                  -
      Over twelve months                                                                                     5                  -
------------------------------------------------------------------------------------------------------------------------------------
         Total                                                                                          $  340            $ 7,730
====================================================================================================================================
------------------------------------------------------------------------------------------------------------------------------------

7.  Short-term Borrowings

An analysis of outstanding short-term borrowings is as follows:

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                2004              2003            2002
------------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased:
  Year-end balance                                                                      $      7         $      58        $     16
  Daily average balance                                                                 $     78         $      82        $    133
  Maximum month-end balance                                                             $    611         $     232        $    449
  Weighted-average interest rate during the year                                           1.09%             1.13%           1.74%
  Weighted-average interest rate at year end                                               2.13%              .93%           1.13%
------------------------------------------------------------------------------------------------------------------------------------
Securities sold under agreements to repurchase:
  Year-end balance                                                                      $      -         $     128        $    326
  Daily average balance                                                                 $     14         $     304        $    296
  Maximum month-end balance                                                             $     51         $     354        $    388
  Weighted-average interest rate during the year                                           1.18%             1.29%           2.20%
  Weighted-average interest rate at year end                                                  -%             1.17%           2.00%
------------------------------------------------------------------------------------------------------------------------------------
Other borrowed funds:
  Year-end balance                                                                      $    685         $     905        $    200
  Daily average balance                                                                 $    756         $     627        $    384
  Maximum month-end balance                                                             $  1,138         $     983        $    449
  Weighted-average interest rate during the year                                           1.58%             1.23%           2.60%
  Weighted-average interest rate at year end                                               2.48%             1.19%           1.43%
------------------------------------------------------------------------------------------------------------------------------------

                                                                 F-8


8.  Ratios

------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                            2004           2003           2002          2001          2000
------------------------------------------------------------------------------------------------------------------------------------
Return on average stockholder's equity (1)                        5.01%          5.90%          4.53%        22.50%        10.54%
Return on average total assets (1)                                 .57%           .69%           .46%         2.41%          .87%
Average stockholder's equity as a percentage of
  Average total assets                                           11.30%         11.61%         10.24%        10.70%         8.29%

------------------------------------------------------------------------------------------------------------------------------------
(1)  Includes  after-tax  restructuring  charges of $17 million in 2004.  Excluding these charges,  return on average  stockholder's equity  would have been 6.17% and  return on average  total  assets  would have been .70%.  Includes a tax  benefit  related to retention programs of $11 million in 2003. Excluding this tax benefit,  return on average  stockholder's equity would have been
     4.81% and return on average total assets would have been .56%.  Includes  after-tax  extraordinary  gain related to the sale of corporate trust business of $12 million,  retention  program costs of $13 million,  and  restructuring and other charges of $24 million in 2002.  Excluding  these costs,  return on average  stockholder's  equity would have been 8.17% and return on average total assets would have been .84%.

                                                                F-9