Form 10-Q
period 2005-03-31
SCHWAB CHARLES CORP
filed 2005-05-09
CIK 316709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 2005      Commission file number 1-9700



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

Yes |X|   No | |
     -        -


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes |X|   No | |
     -        -


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               1,309,729,180 shares of $.01 par value Common Stock
                          Outstanding on April 29, 2005

                         THE CHARLES SCHWAB CORPORATION





                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2005

                                      Index

                                                                         Page
                                                                         ----
     Part I - Financial Information

        Item 1.   Condensed Consolidated Financial Statements:

                     Statement of Income                                   1
                     Balance Sheet                                         2
                     Statement of Cash Flows                               3
                     Notes                                               4 - 13

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   14 - 23

        Item 3.   Quantitative and Qualitative Disclosures
                  About Market Risk                                       24

        Item 4.   Controls and Procedures                                 25

     Part II - Other Information

        Item 1.   Legal Proceedings                                       25

        Item 2.   Unregistered Sales of Equity Securities
                  and Use of Proceeds                                     26

        Item 3.   Defaults Upon Senior Securities                         26

        Item 4.   Submission of Matters to a Vote of Security Holders     26

        Item 5.   Other Information                                       26

        Item 6.   Exhibits                                                26

    Signature                                                             27



                                                   Part I - FINANCIAL INFORMATION
                                         Item 1. Condensed Consolidated Financial Statements


                                                   THE CHARLES SCHWAB CORPORATION

                                             Condensed Consolidated Statement of Income
                                               (In millions, except per share amounts)
                                                             (Unaudited)

                                                                                                              Three Months Ended
                                                                                                                   March 31,
                                                                                                              2005          2004
------------------------------------------------------------------------------------------------------------------------------------
Revenues
    Asset management and administration fees                                                                $  547        $  507
    Trading revenue                                                                                            207           361
      Interest revenue                                                                                         412           263
      Interest expense                                                                                        (138)          (54)
                                                                                                            -------       -------
    Net interest revenue                                                                                       274           209
    Other                                                                                                       31            31
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                                                                  1,059         1,108
------------------------------------------------------------------------------------------------------------------------------------
Expenses Excluding Interest
    Compensation and benefits                                                                                  454           482
    Occupancy and equipment                                                                                     82           102
    Professional services                                                                                       62            58
    Depreciation and amortization                                                                               54            56
    Communications                                                                                              51            61
    Advertising and market development                                                                          36            62
    Commissions, clearance and floor brokerage                                                                   9             9
    Restructuring charges                                                                                       21             -
    Other                                                                                                       44            34
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                                                                    813           864
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before taxes on income                                                       246           244
Taxes on income                                                                                                (95)          (85)
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                                              151           159
Gain (loss) from discontinued operations, net of tax                                                            (6)            2
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                  $  145        $  161
====================================================================================================================================
Weighted-Average Common Shares Outstanding - Diluted                                                         1,326         1,375
------------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share - Basic
    Income from continuing operations                                                                       $  .11        $  .12
    Gain (loss) from discontinued operations, net of tax                                                         -             -
    Net income                                                                                              $  .11        $  .12

Earnings Per Share - Diluted
    Income from continuing operations                                                                       $  .11        $  .12
    Gain (loss) from discontinued operations, net of tax                                                         -             -
    Net income                                                                                              $  .11        $  .12
------------------------------------------------------------------------------------------------------------------------------------
Dividends Declared Per Common Share                                                                         $ .020        $ .014
------------------------------------------------------------------------------------------------------------------------------------


See Notes to Condensed Consolidated Financial Statements.



                                                   THE CHARLES SCHWAB CORPORATION

                                                Condensed Consolidated Balance Sheet
                                          (In millions, except share and per share amounts)
                                                             (Unaudited)

                                                                                                     March 31,      December 31,
                                                                                                       2005             2004
------------------------------------------------------------------------------------------------------------------------------------
Assets
    Cash and cash equivalents                                                                      $  2,140         $  2,778
    Cash and investments segregated and on deposit for federal or other regulatory purposes(1) (including resale agreements of $11,018 in 2005
        and $12,901 in 2004)                                                                         18,452           19,019
    Securities owned - at market value (including securities pledged of $5
        in 2005 and $8 in 2004)                                                                       5,555            5,335
    Receivables from brokers, dealers and clearing organizations                                        543              482
    Receivables from brokerage clients - net                                                          9,732            9,841
    Loans to banking clients - net                                                                    7,148            6,822
    Loans held for sale                                                                                  27               20
    Equipment, office facilities and property - net                                                     874              903
    Goodwill - net                                                                                      811              811
    Intangible assets - net                                                                             150              153
    Other assets                                                                                        973              969
------------------------------------------------------------------------------------------------------------------------------------

        Total                                                                                      $ 46,405         $ 47,133
====================================================================================================================================

Liabilities and Stockholders' Equity
    Deposits from banking clients                                                                  $ 11,428         $ 11,118
    Drafts payable                                                                                      297              363
    Payables to brokers, dealers and clearing organizations                                           1,364            1,468
    Payables to brokerage clients                                                                    26,394           27,154
    Accrued expenses and other liabilities                                                            1,278            1,396
    Short-term borrowings (including federal funds purchased
        of $166 in 2005 and $7 in 2004)                                                                 792              663
    Long-term debt                                                                                      577              585
------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                            42,130           42,747
------------------------------------------------------------------------------------------------------------------------------------

    Stockholders' equity:
        Preferred stock - 9,940,000 shares authorized; $.01 par value per share;
            none issued                                                                                   -                -
        Common stock - 3 billion shares authorized; $.01 par value per share;
            1,392,091,544 shares issued                                                                  14               14
        Additional paid-in capital                                                                    1,773            1,769
        Retained earnings                                                                             3,372            3,258
        Treasury stock - 82,795,943 and 61,434,850 shares in 2005 and 2004,
            respectively, at cost                                                                      (811)            (591)
        Unamortized stock-based compensation                                                            (51)             (59)
        Accumulated other comprehensive loss                                                            (22)              (5)
------------------------------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                                                4,275            4,386
------------------------------------------------------------------------------------------------------------------------------------

                 Total                                                                             $ 46,405         $ 47,133
====================================================================================================================================

(1) Amounts included represent actual balances on deposit, whereas cash and investments required to be  segregated  for  federal or other regulatory purposes at March 31, 2005 and December 31, 2004, excluding $200 million of intercompany repurchase agreements, were $18,194 million and $19,004 million, respectively. On April 4, 2005 and January 4, 2005, the Company deposited $159 million and $426 million, respectively, into its segregated reserve bank accounts.

See Notes to Condensed Consolidated Financial Statements.

                                                                - 2 -


                                                   THE CHARLES SCHWAB CORPORATION

                                           Condensed Consolidated Statement of Cash Flows
                                                            (In millions)
                                                             (Unaudited)

                                                                                                              Three Months Ended
                                                                                                                   March 31,
                                                                                                              2005          2004
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income                                                                                              $  145        $  161
       Adjustments to reconcile net income to net cash used for operating activities:
          Loss (gain) from discontinued operations, net of tax                                                   6            (2)
          Depreciation and amortization                                                                         54            56
          Tax benefit from, and amortization of, stock-based awards                                              8            19
          Deferred income taxes                                                                                (14)           21
          Other                                                                                                 10             3
       Originations of loans held for sale                                                                    (120)         (215)
       Proceeds from sales of loans held for sale                                                              113           201
       Net change in:
          Cash and investments segregated and on deposit for federal or other
             regulatory purposes                                                                               567           502
          Securities owned (excluding securities available for sale)                                            61            29
          Receivables from brokers, dealers and clearing organizations                                         (60)          112
          Receivables from brokerage clients                                                                   103          (677)
          Other assets                                                                                          27             8
          Drafts payable                                                                                       (66)          136
          Payables to brokers, dealers and clearing organizations                                             (104)           52
          Payables to brokerage clients                                                                       (760)         (638)
          Accrued expenses and other liabilities                                                              (129)          (39)
       Net cash used for discontinued operations                                                                 -           (51)
------------------------------------------------------------------------------------------------------------------------------------
             Net cash used for operating activities                                                           (159)         (322)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
       Purchases of securities available for sale                                                             (641)         (490)
       Proceeds from maturities, calls and mandatory redemptions of securities
          available for sale                                                                                   320           320
       Net increase in loans to banking clients                                                               (326)         (289)
       Purchase of equipment, office facilities and property - net                                             (23)          (34)
       Net cash used for discontinued operations                                                                 -          (341)
------------------------------------------------------------------------------------------------------------------------------------
             Net cash used for investing activities                                                           (670)         (834)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
       Net increase in deposits from banking clients                                                           310           963
       Net change in short-term borrowings                                                                     129          (241)
       Dividends paid                                                                                          (26)          (19)
       Purchase of treasury stock                                                                             (234)            -
       Proceeds from stock options exercised and other                                                          12            20
------------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                                                         191           723
------------------------------------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                                                         (638)         (433)
Cash and Cash Equivalents at Beginning of Period                                                             2,778         2,785
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                                  $2,140        $2,352
====================================================================================================================================


See Notes to Condensed Consolidated Financial Statements.

                                                                - 3 -

                         THE CHARLES SCHWAB CORPORATION
              Notes to Condensed Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)
                                   (Unaudited)


1.   Basis of Presentation

     The Charles Schwab Corporation (CSC) is a financial holding company engaged, through its subsidiaries, in securities brokerage, banking, and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 273 domestic branch offices in 45 states, as well as a branch in the Commonwealth of Puerto Rico. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services with 36 offices in 15 states. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, CyberTrader, Inc., an electronic trading technology and brokerage firm providing services to highly active, online traders, and Charles Schwab Bank, N.A. (Schwab Bank), a retail bank.
     The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in conformity with generally accepted accounting principles in the U.S. (GAAP). All adjustments were of a normal recurring nature, except as discussed in note "5 - Discontinued Operations" related to the Company's exit from the capital markets business and the sale of Charles Schwab Europe (CSE). Certain items in prior periods' financial statements, including the presentation of discontinued operations on the Company's condensed consolidated statement of cash flows, have been reclassified to conform to the 2005 presentation. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period.


2.   New Accounting Standards

     A revision to Statement of Financial Accounting Standards (SFAS) No. 123, Share-Based Payment, which supersedes APB No. 25 (SFAS No. 123R) and was issued in December 2004, requires that the cost resulting from all share-based payments be recognized as an expense in the consolidated financial statements, and also changes the classification of certain tax benefits in the consolidated statement of cash flows. In April 2005, the SEC adopted a new rule that delays the compliance dates for SFAS No. 123R to January 1, 2006. Beginning in the first quarter of 2006, the Company will record compensation expense for unvested stock option awards over the future periods in which the awards vest. Based on stock options outstanding at March 31, 2005, pre-tax compensation expense related to stock option awards would be approximately $18 million in 2006 and $6 million in 2007, which equates to a decrease in EPS of $.01 in 2006. The amount and timing of total future compensation expense related to stock option grants will vary based upon additional awards, if any, cancellations, forfeitures, or modifications of existing awards, and employee severance terms.
     SFAS No. 153 - Exchanges of Nonmonetary Assets was issued in December 2004 and is effective beginning July 1, 2005. This statement amends Accounting Principles Board Opinion (APB) No. 29 - Accounting for Nonmonetary Transactions. SFAS No. 153 replaces an exception provided by APB No. 29 with a general exception for exchange transactions that do not have commercial substance and are therefore not expected to result in significant changes in the cash flows of the reporting entity. The adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations, EPS, or cash flows.

                         THE CHARLES SCHWAB CORPORATION
              Notes to Condensed Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)
                                   (Unaudited)


3.   Stock Incentive Plans

     The Company's stock incentive plans provide for granting options to employees, officers, and directors. Options are granted for the purchase of shares of common stock at an exercise price not less than market value on the date of grant, and expire within seven or ten years from the date of grant. Options generally vest annually over a three- to four-year period from the date of grant.
     A summary of option activity follows:
--------------------------------------------------------------------------------
                                              2005                  2004
                                      --------------------  --------------------
                                                Weighted-             Weighted-
                                        Number   Average      Number   Average
                                          of    Exercise        of    Exercise
                                       Options    Price      Options    Price
Outstanding at
  beginning of year                      133     $ 14.88       136     $ 15.25
   Granted                                 1     $ 10.95         1     $ 13.73
   Exercised                              (2)    $  7.17        (4)    $  5.57
   Canceled                               (1)    $ 11.59        (1)    $ 16.79
   Forfeited                              (4)    $ 20.99        (2)    $ 20.82
--------------------------------------------------------------------------------
Outstanding
  at March 31                            127     $ 14.80       130     $ 15.42
================================================================================
Exercisable
  at March 31                             96     $ 15.94        87     $ 15.41
--------------------------------------------------------------------------------
Available for future
  grant at March 31                       41                   43
--------------------------------------------------------------------------------
Weighted-average fair
  value of options granted in
  quarter ended March 31                         $  3.03               $  3.95
--------------------------------------------------------------------------------

     The Company applies Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees, and related interpretations, for its stock-based employee compensation plans. Because the Company grants stock option awards at market value, there is no compensation expense recorded when the awards are granted. Expense is recognized if the original terms of an award are subsequently modified, which has occurred in connection with restructuring and severance activities. Compensation expense for restricted stock awards is based on the market value of the shares awarded at the date of grant and is amortized on a straight-line basis over the vesting period. The unamortized portion of the award is recorded as unamortized stock-based compensation in stockholders' equity.
     The Company uses a binomial option pricing model for all options granted on or after January 1, 2004. The fair values of stock options granted prior to January 1, 2004 were determined using the Black-Scholes model. The weighted average of the assumptions used to value the options were as follows:

--------------------------------------------------------------------------------
                                                               Three Months
                                                                  Ended
                                                                March 31,
                                                              2005     2004
--------------------------------------------------------------------------------
Expected dividend yield                                       .48%     .48%
Expected volatility                                            32%      36%
Risk-free interest rate                                       3.9%     4.0%
Expected life (in years)                                       3.5      4.0
--------------------------------------------------------------------------------

     Had compensation expense for the Company's stock option awards been determined based on the binomial or Black-Scholes fair value, as described above, at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123 - Accounting for Stock-Based Compensation, the Company would have recorded additional compensation expense and its net income and earnings per share (EPS) would have been reduced to the pro forma amounts presented in the following table:

--------------------------------------------------------------------------------
                                                               Three Months
                                                                  Ended
                                                                March 31,
                                                              2005     2004
Expense for stock-based
  compensation (after-tax) (1):
   As reported                                               $   4    $   3
   Pro forma (2)                                             $  18    $  27
--------------------------------------------------------------------------------
Net income:
   As reported                                               $ 145    $ 161
   Pro forma                                                 $ 131    $ 137
--------------------------------------------------------------------------------
Basic EPS:
   As reported                                               $ .11    $ .12
   Pro forma                                                 $ .10    $ .10
Diluted EPS:
   As reported                                               $ .11    $ .12
   Pro forma                                                 $ .10    $ .10
--------------------------------------------------------------------------------
(1) Includes compensation expense related to restricted stock awards of $3 million in each of the first quarters of 2005 and 2004, respectively.
(2) Includes pro forma compensation expense related to stock options granted in both current and prior periods. Pro forma stock option compensation is amortized on a basis consistent with the vesting terms over the vesting period beginning with the month in which the option was granted.

                         THE CHARLES SCHWAB CORPORATION
              Notes to Condensed Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)
                                   (Unaudited)


4.   Restructuring

2004 Cost Reduction Effort
--------------------------

     The Company's 2004 cost reduction effort was designed to mitigate the financial impact of a series of pricing changes which began in 2004 and to strengthen the Company's productivity and efficiency. The goals of this effort include eliminating work that is not essential to meeting client service standards or the Company's ongoing operating needs, reengineering work processes to maximize productivity, minimizing organizational complexity through functional streamlining, and addressing business unit performance across the Company.
     The Company recorded pre-tax restructuring charges of $21 million in the first quarter of 2005, primarily comprised of severance costs for approximately 160 employees terminated in the first quarter of 2005, and remaining severance costs for employees terminated in the fourth quarter of 2004 which became contractual obligations only when the terminated employees signed severance agreements in the first quarter of 2005. A summary of pre-tax restructuring charges for the first quarter of 2005 is as follows:

--------------------------------------------------------------------------------
Three months ended March 31, 2005
--------------------------------------------------------------------------------
Workforce reduction:
   Severance pay and benefits                                           $  18
   Charges for officers' stock-based compensation                           2
--------------------------------------------------------------------------------
      Total workforce reduction                                            20
--------------------------------------------------------------------------------
Facilities reduction:
   Non-cancelable lease costs, net of estimated
       sublease income                                                      1
--------------------------------------------------------------------------------
Total restructuring charges                                             $  21
================================================================================

     A summary of the activity in the restructuring reserve related to the Company's 2004 cost reduction effort for the first quarter of 2005 is as follows:

--------------------------------------------------------------------------------
                                               Workforce   Facilities
                                               Reduction   Reduction     Total
--------------------------------------------------------------------------------
Balance at December 31, 2004                    $   50      $   68      $  118
Restructuring charges                               20           1          21
Cash payments                                      (34)         (8)        (42)
Non-cash charges (1)                                (2)          -          (2)
Other (2)                                            -           1           1
--------------------------------------------------------------------------------
Balance at March 31, 2005                       $   34 (3)  $   62 (4)  $   96
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

Previous Initiatives
--------------------

     The Company's previous restructuring initiatives included workforce reductions, reductions in operating facilities, the removal of certain systems hardware, software, and equipment from service, and the withdrawal from certain international operations. These initiatives reduced operating expenses and adjusted the Company's organizational structure to improve productivity, enhance efficiency, and increase profitability. There were no restructuring charges recorded in either of the first quarters of 2005 or 2004 related to these restructuring initiatives.

                         THE CHARLES SCHWAB CORPORATION
              Notes to Condensed Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)
                                   (Unaudited)


     A summary of the activity in the restructuring reserve related to the Company's previous restructuring initiatives for the first quarter of 2005 is as follows:

--------------------------------------------------------------------------------
                                               Workforce   Facilities
                                               Reduction   Reduction     Total
--------------------------------------------------------------------------------
Balance at December 31, 2004                    $    1      $  142      $  143
Cash payments                                       (1)        (15)        (16)
Other (1)                                            -           3           3
--------------------------------------------------------------------------------
Balance at March 31, 2005                       $    -      $  130 (2)  $  130
================================================================================
(1) Primarily includes the accretion of facilities restructuring reserves, which are initially recorded at net present value, as well as certain adjustments related to deferred rent. Accretion expense is recorded in occupancy and equipment expense on the Company's condensed consolidated statement of income.
(2) Includes $2 million, $59 million, and $69 million related to the Company's 2003, 2002, and 2001 restructuring initiatives, respectively. The Company expects to substantially utilize the remaining facilities reduction reserve through cash payments for the net lease expense over the respective lease terms through 2017.

     The actual costs of these restructuring initiatives could differ from the estimated costs, depending primarily on the Company's ability to sublease properties.


5.   Discontinued Operations

     On October 29, 2004, the Company completed the sale of its capital markets business to UBS Securities LLC and UBS Americas Inc. (collectively referred to as UBS). Pursuant to the purchase agreement, UBS acquired all of the partnership interests of Schwab Capital Markets L.P. and all of the outstanding capital stock of SoundView Technology Group, Inc. (collectively referred to as Schwab
Soundview Capital Markets, or SSCM) for $265 million in cash. SSCM comprised substantially all of the previously-reported Capital Markets segment.
     Following  the  sale,  the  Company  will not have  significant  continuing involvement in the operations of the capital markets business and will not continue any significant revenue-producing or cost-generating activities of the capital markets business. Therefore, the results of operations, net of income taxes, and cash flows of the capital markets business have been presented as discontinued operations on the Company's statements of income and cash flows for all periods. In connection with the sale, the Company entered into eight-year order routing and execution services agreements with UBS for handling of Schwab's equity and listed options order flow. The Company deferred $28 million of the purchase price, representing the fair value of these services agreements, to be recognized as revenue over the eight-year term on a straight-line basis. Following the sale, UBS will generally execute equity orders without commission or other charges. Certain ongoing fees will apply for orders that require special handling or entail additional costs. However, such fees are expected to be insignificant. During a transition period, the Company will be reimbursed for certain services provided to UBS and will also pass through to UBS third-party fees and costs associated with the operations of the capital markets business. These indirect payments will not be reflected as revenues or expenses of the Company. The Company's cash flows related to these services agreements are considered insignificant.
     On January 31, 2003, the Company sold its United Kingdom brokerage subsidiary, CSE, to Barclays PLC. The results of the operations of CSE, net of income taxes, have been presented as discontinued operations on the condensed consolidated statement of income.
     For the first quarter of 2005, the Company recorded a loss from discontinued operations, net of tax, of $6 million, which included a tax adjustment, facility exit costs, and severance costs for transitional employees associated with the Company's sale of its capital markets business.
     A summary of revenues and gains from discontinued operations for the first quarter of 2004 is as follows:

--------------------------------------------------------------------------------
Three months ended March 31, 2004
--------------------------------------------------------------------------------
Revenues                                                               $   85
Total pre-tax gains                                                    $    3
After-tax gains                                                        $    2
--------------------------------------------------------------------------------

     In addition to the restructuring reserves discussed in note "4 - Restructuring," the Company retained certain restructuring-related obligations following the sales of SSCM and CSE, and recorded reserves for severance, facilities leases and systems. A summary of the activity in these reserves for the first quarter of 2005 is as follows:

--------------------------------------------------------------------------------
                                               Workforce   Facilities
                                               Reduction   Reduction     Total
--------------------------------------------------------------------------------
Balance at December 31, 2004                    $   23      $   38      $   61
Restructuring charges (1)                            -           2           2
Cash payments                                      (18)         (2)        (20)
--------------------------------------------------------------------------------
Balance at March 31, 2005                       $    5 (2)  $   38 (3)  $   43
================================================================================
(1)  Included in gain (loss) from discontinued operations.
(2) The Company expects to substantially utilize the remaining workforce reduction reserve through cash payments for severance pay and benefits over the respective severance periods through 2006.
(3) The Company expects to substantially utilize the remaining facilities reduction reserve through cash payments for the net lease expense over the respective lease terms through 2015.

                         THE CHARLES SCHWAB CORPORATION
              Notes to Condensed Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)
                                   (Unaudited)


     The Company also retained a liability for above-market lease rates for certain facilities leases expiring through 2011. This liability was recorded as part of the Company's purchase accounting for the acquisition of SoundView Technology Group, Inc. in January 2004. The remaining liability was $22 million and $23 million at March 31, 2005 and December 31, 2004, respectively. The decrease in the liability balance was primarily due to cash payments of $1 million.


6.   Loans to Banking Clients and Related Allowance for Credit Losses

     An analysis of the composition of the loan portfolio is as follows:

--------------------------------------------------------------------------------
                                                      March 31,   December 31,
                                                        2005          2004
--------------------------------------------------------------------------------
Residential real estate mortgages                     $5,698       $ 5,342
Consumer loans                                           959           971
Other                                                    518           536
--------------------------------------------------------------------------------
  Total loans                                          7,175         6,849
  Less: allowance for credit losses                      (27)          (27)
--------------------------------------------------------------------------------
Loans to banking clients - net                        $7,148       $ 6,822
================================================================================

     Included in the loan portfolio are nonaccrual loans totaling $2 million at March 31, 2005 and $1 million at December 31, 2004. Nonaccrual loans are considered impaired by the Company, and represent all of the Company's nonperforming assets at both March 31, 2005 and December 31, 2004. For each of the first quarters of 2005 and 2004, the impact of interest revenue which would have been earned on nonaccrual loans versus interest revenue recognized on these loans was not material to the Company's results of operations.
     The amount of loans accruing interest that were contractually 90 days or more past due was less than $1 million at March 31, 2005 and $4 million at December 31, 2004.
     Recoveries and charge-offs related to the allowance for credit losses on the loan portfolio were immaterial for each of the first quarters of 2005 and 2004.


7.   Deposits from Banking Clients

     Deposits from banking clients consist of money market and other savings deposits, certificates of deposit, and noninterest-bearing deposits. Deposits from banking clients are as follows:

--------------------------------------------------------------------------------
                                                      March 31,   December 31,
                                                        2005          2004
--------------------------------------------------------------------------------
Interest-bearing deposits                            $10,733       $10,280
Noninterest-bearing deposits                             695           838
--------------------------------------------------------------------------------
  Total                                              $11,428       $11,118
================================================================================

     The average rate paid by the Company on its interest-bearing deposits from banking clients was 1.46% and 1.30% for the first quarters of 2005 and 2004, respectively.


8.   Pension and Other Postretirement Benefits

     U.S. Trust maintains a trustee managed, noncontributory, qualified defined benefit pension plan, the U.S. Trust Corporation Employees' Retirement Plan (the Pension Plan), for the benefit of eligible U.S. Trust employees. U.S. Trust also provides certain health care and life insurance benefits for active employees and certain qualifying retired employees and their dependents.
     The following table summarizes the components of the net periodic benefit expense related to the Pension Plan:

--------------------------------------------------------------------------------
                                                                  Three Months
                                                                      Ended
                                                                    March 31,
                                                                  2005    2004
--------------------------------------------------------------------------------
Service cost and expenses                                        $   3   $   3
Interest cost                                                        4       4
Expected return on plan assets                                      (6)     (5)
Amortization of prior service cost                                  (1)     (1)
Amortization of net loss                                             2       1
--------------------------------------------------------------------------------
Net periodic benefit expense                                     $   2   $   2
================================================================================

     The net periodic benefit expense related to health care and life insurance benefits were less than $500,000 for each of the first quarters of 2005 and 2004.

                         THE CHARLES SCHWAB CORPORATION
              Notes to Condensed Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)
                                   (Unaudited)


9.   Comprehensive Income

     Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is presented in the following table:

--------------------------------------------------------------------------------
                                                                  Three Months
                                                                      Ended
                                                                    March 31,
                                                                  2005    2004
--------------------------------------------------------------------------------
Net income                                                       $ 145   $ 161
Other comprehensive income (loss):
   Change in unrealized gain (loss) on
     cash flow hedging instruments:
       Unrealized gain                                              10       6
       Income tax expense                                           (4)     (2)
--------------------------------------------------------------------------------
       Net                                                           6       4
--------------------------------------------------------------------------------
   Change in unrealized gain (loss)
     on securities available for sale:
       Unrealized gain (loss)                                      (38)     24
       Income tax (expense) benefit                                 15      (9)
--------------------------------------------------------------------------------
       Net                                                         (23)     15
--------------------------------------------------------------------------------
Total                                                              (17)     19
--------------------------------------------------------------------------------
Comprehensive income                                             $ 128   $ 180
================================================================================


10.  Earnings Per Share

     Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. EPS under the basic and diluted computations are presented in the following table:

--------------------------------------------------------------------------------
                                                                  Three Months
                                                                      Ended
                                                                    March 31,
                                                                  2005    2004
--------------------------------------------------------------------------------
Net income                                                      $  145  $  161
--------------------------------------------------------------------------------
Weighted-average common
   shares outstanding - basic                                    1,310   1,348
Common stock equivalent shares
   related to stock incentive plans                                 16      27
--------------------------------------------------------------------------------
Weighted-average common
   shares outstanding - diluted                                  1,326   1,375
================================================================================
Basic EPS:
Income from continuing operations                               $  .11  $  .12
Gain (loss) from discontinued
   operations, net of tax                                            -       -
Net income                                                      $  .11  $  .12
--------------------------------------------------------------------------------
Diluted EPS:
Income from continuing operations                               $  .11  $  .12
Gain (loss) from discontinued
   operations, net of tax                                            -       -
Net income                                                      $  .11  $  .12
--------------------------------------------------------------------------------

     The computation of diluted EPS excludes outstanding stock options to purchase 73 million and 75 million shares for the first quarters of 2005 and 2004, respectively, because the exercise prices for those options were greater than the average market price of the common shares, and therefore the effect would be antidilutive.

                         THE CHARLES SCHWAB CORPORATION
              Notes to Condensed Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)
                                   (Unaudited)


11.  Regulatory Requirements

     CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended (the Act).
     Under the Act, the Federal Reserve Board has established consolidated capital requirements for bank holding companies. The regulatory capital and ratios of the Company, U.S. Trust, United States Trust Company of New York (U.S. Trust NY), U.S. Trust Company, National Association (U.S. Trust NA), and Schwab Bank are presented in the following table:

--------------------------------------------------------------------------------
                                                2005                 2004
                                           ---------------      ---------------
March 31,                                  Amount Ratio(1)      Amount Ratio(1)
--------------------------------------------------------------------------------
Tier 1 Capital:
  Company                                 $ 3,393    16.7%     $ 3,527    19.8%
  U.S. Trust                              $   722    13.9%     $   666    15.4%
  U.S. Trust NY                           $   397    10.0%     $   357    10.7%
  U.S. Trust NA                           $   289    24.5%     $   262    29.3%
  Schwab Bank                             $   389    21.6%     $   281    28.4%
Total Capital:
  Company                                 $ 3,426    16.9%     $ 3,556    20.0%
  U.S. Trust                              $   747    14.4%     $   693    16.0%
  U.S. Trust NY                           $   419    10.6%     $   381    11.4%
  U.S. Trust NA                           $   292    24.8%     $   265    29.6%
  Schwab Bank                             $   391    21.7%     $   281    28.5%
Tier 1 Leverage:
  Company                                 $ 3,393     7.5%     $ 3,527     7.9%
  U.S. Trust                              $   722     7.5%     $   666     8.0%
  U.S. Trust NY                           $   397     5.6%     $   357     5.6%
  U.S. Trust NA                           $   289    10.5%     $   262    12.3%
  Schwab Bank                             $   389     8.6%     $   281     9.6%
--------------------------------------------------------------------------------
(1) Minimum tier 1 capital, total capital, and tier 1 leverage ratios are 4%, 8%, and 3%-5%, respectively, for bank holding companies and banks. Additionally, Schwab Bank is subject to a minimum tier 1 leverage ratio of 8% for its first three years of operations (i.e., through April 2006). Well-capitalized tier 1 capital, total capital, and tier 1 leverage ratios are 6%, 10%, and 5%, respectively.

     Based on their respective regulatory capital ratios at March 31, 2005 and 2004, the Company, U.S. Trust, U.S. Trust NY, U.S. Trust NA, and Schwab Bank are considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events that management believes have changed the Company's, U.S. Trust's, U.S. Trust NY's, U.S. Trust NA's, or Schwab Bank's well-capitalized status.
     Schwab is subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule). Schwab computes net capital under the alternative method permitted by this Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. At March 31, 2005, 2% of aggregate debits was $199 million, which exceeded the minimum dollar requirement for Schwab of $1 million. At March 31, 2005, Schwab's net capital was $1.1 billion (11% of aggregate debit balances), which was $927 million in excess of its minimum required net capital and $629 million in excess of 5% of aggregate debit balances. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.


12.  Commitments and Contingent Liabilities

     Guarantees: The Company recognizes, at the inception of a guarantee, a liability for the estimated fair value of the obligation undertaken in issuing the guarantee. The fair values of the obligations relating to standby letters of credit (LOCs) are estimated based on fees charged to enter into similar agreements, considering the creditworthiness of the counterparties. The fair values of the obligations relating to other guarantees are estimated based on transactions for similar guarantees or expected present value measures.
     The Company provides certain indemnifications (i.e., protection against damage or loss) to counterparties in connection with the disposition of certain of its assets. Such indemnifications typically relate to title to the assets transferred, ownership of intellectual property rights (e.g., patents), accuracy of financial statements, compliance with laws and regulations, failure to pay, satisfy or discharge any liability, or to defend claims, as well as errors, omissions, and misrepresentations. Additionally, the Company has guaranteed certain payments in the event of a termination of certain mutual fund sub-advisor agreements, related to the adoption of AXA Rosenberg LLC's U.S. family of mutual funds, known as the Laudus Funds. These indemnification agreements have various expiration dates and the Company's liability under these agreements is generally limited. At March 31, 2005, the Company's maximum potential liability under the indemnification agreements with limits is approximately $190 million. The Company previously recorded a liability of approximately $30 million reflecting the estimated fair value of these indemnifications. The fair value of these indemnifications is not necessarily indicative of amounts that would be paid in the event a payment was required.

                         THE CHARLES SCHWAB CORPORATION
              Notes to Condensed Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)
                                   (Unaudited)


     LOCs are conditional commitments issued by U.S. Trust to guarantee the performance of a client to a third party. For example, LOCs can be used to guarantee performance under lease and other agreements by professional business corporations and for other purposes. The credit risk involved in issuing LOCs is essentially the same as that involved in extending loans. LOCs are generally partially or fully collateralized by cash, marketable equity securities, marketable debt securities (including corporate and U.S. Treasury debt securities), and other assets. At March 31, 2005, U.S. Trust had LOCs outstanding totaling $62 million which are short-term in nature and generally expire within one year. At March 31, 2005, the liability recorded for these LOCs is immaterial.
     The Company has clients that sell (i.e.,  write)  listed  option  contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company satisfies the margin requirements by arranging LOCs, in favor of the clearing houses, that are guaranteed by multiple banks. At March 31, 2005, the outstanding value of these LOCs totaled $630 million. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, that are guaranteed by multiple banks. At March 31, 2005, the outstanding value of these LOCs totaled $92 million. No funds were drawn under these LOCs at March 31, 2005.
     The Company also provides guarantees to securities clearing houses and exchanges under their standard membership agreement, which requires members to guarantee the performance of other members. Under the agreement, if another member becomes unable to satisfy its obligations to the clearing houses and exchanges, other members would be required to meet shortfalls. The Company's liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these arrangements is remote. Accordingly, no liability has been recognized for these transactions.
     Legal contingencies: The Company and its affiliates have been named in various legal proceedings arising from the conduct of its business. Some of these legal actions include claims for substantial damages or unspecified damages. The Company believes it has strong defenses and is vigorously contesting such actions. The Company is also involved, from time to time, in investigations and proceedings by regulatory and other governmental agencies, which may result in adverse judgments, fines or penalties. It is inherently difficult to predict the ultimate outcome of these legal and regulatory matters, particularly in cases in which claimants seek substantial or unspecified damages, and a substantial judgment, settlement or penalty could be material to the Company's operating results for a particular future period, depending on the Company's results for that period. However, based on current information, it is the opinion of management, after consultation with counsel, that the resolution of these matters will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.
     As part of the sale of SSCM to UBS, the Company agreed to indemnify UBS for expenses associated with certain litigation, including multiple purported securities class actions against SoundView Technology Group, Inc. (SoundView) and certain of its subsidiaries filed in the United District Court for the Southern District of New York, brought on behalf of persons who either directly or in the aftermarket purchased IPO securities between March 1997 and December 2000. The Company is vigorously contesting the claims on behalf of SoundView.


13. Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk

     Interest rate swaps: As part of its consolidated asset and liability management process, the Company utilizes interest rate swap agreements (Swaps) to manage interest rate risk.
     U.S. Trust uses LIBOR-based Swaps to hedge the interest rate risk associated with its variable rate deposits from banking clients and short-term borrowings. The Swaps are structured for U.S. Trust to receive a variable rate of interest and pay a fixed rate of interest. Information on these Swaps is summarized in the following table:

--------------------------------------------------------------------------------
                                                       March 31,  December 31,
                                                         2005         2004
--------------------------------------------------------------------------------
Notional principal amount                               $ 900        $ 625
Weighted-average variable interest rate                 2.97%        2.39%
Weighted-average fixed interest rate                    4.23%        4.25%
Weighted-average maturity (in years)                      3.2          3.3
--------------------------------------------------------------------------------

     These Swaps have been designated as cash flow hedges under SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, with changes in their fair values primarily recorded in other comprehensive income (loss), a component of stockholders' equity. At March 31, 2005, U.S. Trust recorded a derivative asset of $12 million and a derivative liability of $7 million related to these Swaps. At December 31, 2004, U.S. Trust recorded a derivative asset of $3 million and a derivative liability of $9 million related to these Swaps. Based on current interest rate assumptions and assuming no additional Swap agreements are entered into, U.S. Trust expects to reclassify approximately $5 million, or $3 million after tax, from other comprehensive loss to interest expense over the next twelve months.

                         THE CHARLES SCHWAB CORPORATION
              Notes to Condensed Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)
                                   (Unaudited)


     CSC uses Swaps to effectively convert the interest rate characteristics of a portion of its Medium-Term Notes from fixed to variable. These Swaps are structured for CSC to receive a fixed rate of interest and pay a variable rate of interest based on the three-month LIBOR rate. The variable interest rates reset every three months. Information on these Swaps is summarized in the following table:

--------------------------------------------------------------------------------
                                                       March 31,  December 31,
                                                         2005         2004
--------------------------------------------------------------------------------
Notional principal amount                               $ 293        $ 293
Weighted-average variable interest rate                 5.36%        4.85%
Weighted-average fixed interest rate                    7.57%        7.57%
Weighted-average maturity (in years)                      4.0          4.3
--------------------------------------------------------------------------------

     These Swaps have been designated as fair value hedges under SFAS No. 133, and are recorded on the Company's condensed consolidated balance sheet. Changes in the fair value of the Swaps are completely offset by changes in fair value of the hedged Medium-Term Notes. Therefore, there is no effect on net income. At March 31, 2005 and December 31, 2004, CSC recorded a derivative asset of $7 million and $13 million, respectively, for these Swaps. Concurrently, the carrying value of the Medium-Term Notes was increased by $7 million and $13 million, at March 31, 2005 and December 31, 2004, respectively.

     Forward sale and interest rate lock commitments: Schwab Bank's loans held for sale portfolio consists of fixed- and adjustable-rate mortgages, which are subject to a loss in value when market interest rates rise. Schwab Bank uses forward sale commitments to manage this risk. These forward sale commitments have been designated as cash flow hedging instruments of the loans held for sale. Accordingly, the fair values of these forward sale commitments are recorded on the Company's condensed consolidated balance sheet, with gains or losses recorded in other comprehensive income (loss). At March 31, 2005 and December 31, 2004, the derivative asset or liability recorded by Schwab Bank for these forward sale commitments was immaterial.
     Additionally, Schwab Bank uses forward sale commitments to hedge interest rate lock commitments issued on mortgage loans that will be held for sale. Schwab Bank considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely based on changes in market interest rates. Any changes in fair value of the interest rate lock commitments are completely offset by changes in fair value of the related forward sale commitments. Schwab Bank had interest rate lock commitments on mortgage loans to be held for sale with principal balances totaling approximately $115 million and $110 million at March 31, 2005 and December 31, 2004, respectively. The fair values of these interest rate lock commitments and the related forward sale commitments were immaterial at both March 31, 2005 and December 31, 2004.


14.  Segment Information

     The Company structures its segments according to its various types of clients and the services provided to those clients. These segments have been aggregated, based on similarities in economic characteristics, types of clients, services provided, distribution channels, and regulatory environment, into three reportable segments - Individual Investor, Institutional Investor, and U.S. Trust. As a result of the Company's exit from the capital markets business in 2004, the previously-reported Capital Markets segment has been eliminated.
     In the first quarter of 2005, the Company refined its activity-based costing model related to its allocation of certain support costs (e.g., corporate and general administrative expenses), which reduced costs allocated to the U.S. Trust segment and increased costs allocated to the remaining segments. Previously-reported segment information has been revised to reflect this change.
     The Company periodically reallocates certain revenues and expenses among the segments to align them with changes in the Company's organizational structure. Previously-reported segment information has been revised to reflect changes during the year in the Company's internal organization. The Company evaluates the performance of its segments excluding items such as non-operating revenues, restructuring charges, impairment charges, discontinued operations, and extraordinary items, which the Company defines as adjusted operating income before taxes. Intersegment revenues are not material and are therefore not disclosed. Total revenues, income from continuing operations before taxes on income, and net income are equal to the amounts as reported on the Company's condensed consolidated statement of income.

                         THE CHARLES SCHWAB CORPORATION
              Notes to Condensed Consolidated Financial Statements
              (Tabular Amounts in Millions, Except Per Share Data,
                  Option Price Amounts, Ratios, and as Noted)
                                   (Unaudited)


     Financial information for the Company's reportable segments is presented in the following table:

--------------------------------------------------------------------------------
                                                                  Three Months
                                                                      Ended
                                                                    March 31,
                                                                  2005    2004
--------------------------------------------------------------------------------
Revenues:
Individual Investor                                             $  599  $  677
Institutional Investor                                             238     233
U.S. Trust                                                         207     181
Unallocated                                                         15      17
--------------------------------------------------------------------------------
  Total                                                         $1,059  $1,108
================================================================================
Income from continuing operations
  before taxes on income:
Individual Investor                                             $  142  $  153
Institutional Investor                                              83      78
U.S. Trust (1)                                                      35      11
Unallocated                                                          7       2
Excluded items ((2))                                               (21)      -
--------------------------------------------------------------------------------
Income from continuing operations
  before taxes on income                                           246     244
Taxes on income                                                    (95)    (85)
Gain (loss) from discontinued
  operations, net of tax                                            (6)      2
--------------------------------------------------------------------------------
Net income                                                      $  145  $  161
================================================================================
(1) Amounts include costs (e.g., corporate and general administrative expenses) of $10 million in each of the first quarters of 2005 and 2004 allocated to U.S. Trust.
(2) In the first quarter of 2005, consists of pre-tax restructuring charges of $21 million, or $13 million after tax (see note "4 - Restructuring").


15.  Supplemental Cash Flow Information

     Certain information affecting the cash flows of the Company is presented in the following table:

--------------------------------------------------------------------------------
                                                                  Three Months
                                                                      Ended
                                                                    March 31,
                                                                  2005    2004
--------------------------------------------------------------------------------
Income taxes paid                                                $   2   $  28
--------------------------------------------------------------------------------
Interest paid:
   Brokerage client cash balances                                $  80   $  15
   Deposits from banking clients                                    36      24
   Long-term debt                                                    9      12
   Short-term borrowings                                             8       3
   Other                                                             4       2
--------------------------------------------------------------------------------
  Total interest paid                                            $ 137   $  56
================================================================================

                         THE CHARLES SCHWAB CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

                                    Overview

     Performance Metrics: Management of the Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key financial and non-financial metrics in evaluating the Company's financial position and operating performance. Results for the first quarter of 2005 are shown in the following table:

--------------------------------------------------------------------------------
                                                     Three Months
                                                         Ended
                                                       March 31,     Percent
                                                     2005     2004   Change
--------------------------------------------------------------------------------
Client Activity Metrics:
Net new client assets (in billions)              $   16.1   $ 13.8       17%
Client assets (in billions, at quarter end)      $1,077.2   $996.3        8%
Daily average revenue trades
   (in thousands)                                   191.3    178.0        7%
Company Financial Metrics:
Revenue growth (decline) from
   prior year's quarter (1)                           (4%)     28%
Pre-tax profit margin from
   continuing operations (1)                        23.2%    22.0%
Return on stockholders' equity                        13%      14%
Annualized revenue per average
   full-time equivalent employee (1)
   (annualized, in thousands)                    $    302   $  272       11%
Revenue on client assets (2)                           40       45      (11%)
--------------------------------------------------------------------------------
(1) All amounts have been adjusted to reflect the sale of the Company's capital markets business.
(2)  Represents annualized basis points of revenue per dollar of client assets.

     The first quarter of 2005 was marked by rising interest rates, continuing concerns about energy prices, and flat to down securities markets. Also during the first quarter of 2005, the Company completed a series of price reductions, including lower online equity commissions for certain retail investors and active traders, as well as enhanced its personal service capabilities by expanding relationship-based investment help to independent investors with larger portfolios and more complex needs. Net new client assets of $16.1 billion for the first quarter of 2005 were up 17% from the year-ago level and included $10.5 billion into accounts with an ongoing advice component. Additionally, assets in client accounts equaled $1.077 trillion at March 31, 2005, up 8% from a year ago and just under the record $1.089 trillion level set one month earlier. While client daily average revenue trades increased by 7% in the first quarter of 2005 compared to the year-ago level, the Company's commission pricing reductions resulted in a 43% decline in its trading revenue over the same period to $207 million. However, the Company's non-trading revenues (which include asset management and administration fees, net interest revenue, and other revenues) reached a new record of $852 million, up 14% from the year-ago period, which limited the overall declines in revenue on client assets and total revenues to 5 basis points and 4%, respectively. During the first quarter of 2005, annualized revenue per average full-time equivalent employee exceeded $300,000 for the first time in five years, reflecting management's continued focus on productivity.

     Restructuring: The Company recorded pre-tax restructuring charges of $21 million in the first quarter of 2005, primarily comprised of severance costs for approximately 160 employees terminated in the first quarter of 2005, and remaining severance costs for employees terminated in the fourth quarter of 2004 which became contractual obligations only when the terminated employees signed severance agreements in the first quarter of 2005. Estimated additional charges for, or expense savings from, cost reduction efforts to be implemented during the remainder of 2005 have not yet been finalized.
     As of March 31, 2005, the remaining facilities restructuring reserve of $230 million is net of estimated future sublease income of approximately $310 million. This estimated future sublease income amount is determined based upon a number of factors, including current and expected commercial real estate lease rates in the respective properties' real estate markets, and estimated vacancy periods prior to execution of tenant subleases. At both March 31, 2005 and December 31, 2004, approximately 80% of the total square footage targeted for sublease under the restructuring initiatives has been subleased.
     The actual costs of the Company's restructuring initiatives, as detailed in note "4 - Restructuring" in the Notes to Condensed Consolidated Financial Statements, could differ from the estimated costs, depending primarily on the Company's ability to sublease properties.

     Discontinued Operations: On October 29, 2004, the Company completed the sale of its capital markets business to UBS Securities LLC and UBS Americas Inc., (collectively referred to as UBS) and thereby eliminated the revenues and expenses unique to the capital markets business, including commissions earned on trades from institutional clients, principal transaction revenues on OTC listed and Nasdaq market-making operations, and commission expense and floor-brokerage expense on institutional client trading activity. In connection with the sale, the Company entered into eight-year order routing and execution services agreements with UBS for handling of Charles Schwab & Co., Inc. (Schwab)'s equity and listed

                         THE CHARLES SCHWAB CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


options order flow. Pursuant to these agreements, UBS will generally execute equity orders without commission or other charges. Certain ongoing fees will apply for orders that require special handling or entail additional costs, and such fees are expected to be insignificant. The results of operations, net of income taxes, and cash flows of the capital markets business have been presented as discontinued operations on the Company's condensed consolidated statements of income and of cash flows for all periods. For the first quarter of 2005, the Company recorded a loss from discontinued operations, net of tax, of $6 million, which included a tax adjustment, facility exit costs, and severance costs for transitional employees associated with the Company's sale of its capital markets business.


                                Subsequent Events

     On April 28, 2005, the Board of Directors increased the quarterly cash dividend from $.020 per share to $.022 per share, payable May 23, 2005 to stockholders of record May 9, 2005, and authorized the repurchase of up to $300 million of CSC's common stock.
     Effective May 9, 2005, Peter K. Scaturro was appointed Chief Executive Officer of U.S. Trust, replacing Alan J. Weber.


                         Quarterly Results of Operations


--------------------------------------------------------------------------------
                                                     Three Months
                                                         Ended
                                                       March 31,     Percent
                                                     2005     2004   Change
--------------------------------------------------------------------------------
Non-trading revenues                               $  852   $  747       14%
Trading revenue                                       207      361      (43%)
--------------------------------------------------------------------------------
Total revenues                                      1,059    1,108       (4%)
Expenses excluding interest                           813      864       (6%)
--------------------------------------------------------------------------------
Income from continuing operations
   before taxes on income                             246      244        1%
Taxes on income                                       (95)     (85)      12%
--------------------------------------------------------------------------------
Income from continuing operations                     151      159       (5%)
Gain (loss) from discontinued operations,
   net of tax                                          (6)       2       n/m
--------------------------------------------------------------------------------
Net income                                         $  145   $  161      (10%)
================================================================================
Earnings per share - diluted                       $  .11   $  .12       (8%)
After-tax profit margin                             13.7%    14.5%
Effective income tax rate on income from
   continuing operations                            38.6%    34.8%
--------------------------------------------------------------------------------
n/m   Not meaningful.

     The increase in non-trading revenues was due to increases in net interest revenue, resulting primarily from higher levels of market interest rates and loans to clients, and asset management and administration fees, resulting primarily from higher levels of client assets and higher asset-based fees from certain client relationships. The decrease in trading revenue was primarily due to lower average revenue earned per revenue trade resulting from reductions in the Company's commission pricing, partially offset by higher client trading activity.
     The decrease in expenses excluding interest was mainly due to a $28 million, or 6%, decrease in compensation and benefits expense, primarily due to a reduction in full-time equivalent employees, partially offset by higher levels of discretionary bonuses and incentives to employees, and a $26 million, or 42%, decrease in advertising and market development expense, primarily due to decreased television and other media spending. The increase in the effective income tax rate from the first quarter of 2004 was primarily due to a favorable tax settlement in the first quarter of 2004, and higher state taxes in 2005.

Segment Information: The Company provides financial services to individuals and institutional clients through three segments - Individual Investor, Institutional Investor, and U.S. Trust. The Individual Investor segment includes the Company's retail brokerage and banking operations. The Institutional Investor segment provides custodial, trading and support services to independent investment advisors, serves company 401(k) plan sponsors and third-party administrators, and supports company stock option plans. The U.S. Trust segment provides investment, wealth management, custody, fiduciary, and private banking services to individual and institutional clients.
     As detailed in note "14 - Segment Information" in the Notes to Condensed Consolidated Financial Statements, income from continuing operations before taxes on income was $246 million for the first quarter of 2005, up $2 million, or 1%, from the first quarter of 2004 primarily due to an increase of $24 million, or 218%, in the U.S. Trust segment, partially offset by restructuring expense. The increase in the U.S. Trust segment was primarily due to higher asset-based fees and expenses that were essentially unchanged from the prior-year level.


REVENUES
--------

     The Company categorizes its revenues as either non-trading or trading. As shown in the following table, non-trading revenues increased, while trading revenue decreased, in the first quarter of 2005 from the first quarter of 2004.


                                                   THE CHARLES SCHWAB CORPORATION
                        Management's Discussion and Analysis of Financial Condition and Results of Operations
                                     (Tabular Amounts in Millions, Except Ratios, and as Noted)

Sources of Revenues


Three Months Ended March 31,
------------------------------------------------------------------------------------------------------------------------------------



                                                                         Growth Rate
                                                                           1-year              2005                    2004
                                                                                      ----------------------------------------------
                                                                          2004-2005      Amount    Percent       Amount    Percent
                                                                        ------------------------------------------------------------
Non-Trading Revenues
Asset management and administration fees
     Mutual fund service fees:
       Proprietary funds (Schwab Funds(R),
         Excelsior(R), and other)                                                3%     $   219        20%      $   213        19%
       Mutual Fund OneSource(R)                                                 14%         105        10%           92         8%
       Other                                                                    14%          16         1%           14         1%
     Asset management and related services                                      10%         207        20%          188        17%
------------------------------------------------------------------------------------------------------------------------------------
Asset management and administration fees                                         8%         547        51%          507        45%
------------------------------------------------------------------------------------------------------------------------------------

Net interest revenue
     Interest revenue:
       Margin loans to clients                                                  36%         141        13%          104         9%
       Investments, client-related                                              81%         112        11%           62         6%
       Loans to banking clients                                                 30%          79         7%           61         6%
       Securities available for sale                                            63%          49         5%           30         3%
       Other                                                                    n/m          31         3%            6         -
------------------------------------------------------------------------------------------------------------------------------------
     Interest revenue                                                           57%         412        39%          263        24%
     Interest expense:
       Brokerage client cash balances                                           n/m          81         8%           15         1%
       Deposits from banking clients                                            44%          39         4%           27         3%
       Long-term debt                                                           13%           9         1%            8         1%
       Short-term borrowings                                                   200%           6         -             2         -
       Other                                                                    50%           3         -             2         -
------------------------------------------------------------------------------------------------------------------------------------
     Interest expense                                                          156%         138        13%           54         5%
------------------------------------------------------------------------------------------------------------------------------------
Net interest revenue                                                            31%         274        26%          209        19%
------------------------------------------------------------------------------------------------------------------------------------

Other                                                                            -           31         3%           31         3%
------------------------------------------------------------------------------------------------------------------------------------
       Total Non-Trading Revenues                                               14%         852        80%          747        67%
------------------------------------------------------------------------------------------------------------------------------------

Trading Revenue
Commissions                                                                    (44%)        188        18%          336        30%
Principal transactions                                                         (24%)         19         2%           25         3%
------------------------------------------------------------------------------------------------------------------------------------
       Total Trading Revenue                                                   (43%)        207        20%          361        33%
------------------------------------------------------------------------------------------------------------------------------------

Total Revenues                                                                  (4%)    $ 1,059       100%      $ 1,108       100%
====================================================================================================================================

n/m    Not meaningful


                                                               - 16 -

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


     While the Individual Investor and Institutional Investor segments generate both non-trading and trading revenues, the U.S. Trust segment generates primarily non-trading revenues. Revenues by segment are as shown in the following table:

--------------------------------------------------------------------------------
                                                     Three Months
                                                         Ended
                                                       March 31,     Percent
                                                     2005     2004   Change
--------------------------------------------------------------------------------
Individual Investor                                $  599   $  677      (12%)
Institutional Investor                                238      233        2%
U.S. Trust                                            207      181       14%
Unallocated                                            15       17      (12%)
--------------------------------------------------------------------------------
   Total                                           $1,059   $1,108       (4%)
================================================================================

     The decrease in revenues in the Individual Investor segment from the first quarter of 2004 was primarily due to lower average revenue earned per revenue trade as a result of significant reductions in commission pricing for a wide range of clients in 2004, partially offset by higher daily average revenue trades. The increase in the U.S. Trust segment was primarily due to higher asset-based fees relative to asset levels for certain client relationships. See note "14 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.

Asset Management and Administration Fees
----------------------------------------

     Asset management and administration fees include mutual fund service fees, as well as fees for other asset-based financial services provided to individual and institutional clients.
     The increase in asset management and administration fees from the first quarter of 2004 was primarily due to higher levels of client assets and higher asset-based fees from certain client relationships, including increases in average assets in Schwab's Mutual Fund OneSource service.

Net Interest Revenue
--------------------

     Net interest revenue is the difference between interest earned on certain assets (mainly margin loans to clients, investments of segregated client cash balances, loans to banking clients, and securities available for sale) and interest paid on supporting liabilities (mainly deposits from banking clients and brokerage client cash balances).
     Client-related daily average balances, interest rates, and average net interest spread for the first quarters of 2005 and 2004 are summarized in the following table:

--------------------------------------------------------------------------------
                                                              Three Months
                                                                  Ended
                                                                March 31,
                                                             2005       2004
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Investments (client-related):
  Average balance outstanding                            $ 18,796   $ 21,041
  Average interest rate                                     2.40%      1.18%
Margin loans to clients:
  Average balance outstanding                            $  9,613   $  8,844
  Average interest rate                                     5.90%      4.69%
Loans to banking clients:
  Average balance outstanding                            $  6,857   $  5,800
  Average interest rate                                     4.60%      4.20%
Securities available for sale:
  Average balance outstanding                            $  5,133   $  3,456
  Average interest rate                                     3.85%      3.44%
Average yield on interest-earning assets                    3.79%      2.62%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                            $ 23,519   $ 23,924
  Average interest rate                                     1.37%       .25%
Interest-bearing banking deposits:
  Average balance outstanding                            $ 10,678   $  8,215
  Average interest rate                                     1.46%      1.30%
Other interest-bearing sources:
  Average balance outstanding                            $  1,595   $  2,841
  Average interest rate                                     2.11%       .79%
Average noninterest-bearing portion                      $  4,607   $  4,161
Average interest rate on funding sources                    1.27%       .48%
Summary:
  Average yield on interest-earning assets                  3.79%      2.62%
  Average interest rate on funding sources                  1.27%       .48%
--------------------------------------------------------------------------------
Average net interest spread                                 2.52%      2.14%
================================================================================

     The increase in net interest revenue from the first quarter of 2004 was primarily due to higher levels of market interest rates and changes in the composition of interest-earning assets, including increases in loans to banking clients, securities available for sale, and margin loan balances, partially offset by a decrease in client-related investments. Additionally, the Company's average net interest spread increased from the first quarter of 2004 as the average yield on interest-earning assets increased more than the average interest rate on funding sources.

                         THE CHARLES SCHWAB CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


Trading Revenue
---------------

     Trading revenue includes commission and principal transaction revenues. The Company earns commission revenues by executing client trades. Principal transaction revenues are primarily comprised of revenues from client fixed income securities trading activity.
     The decrease in trading revenue from the first quarter of 2004 was primarily due to lower average revenue earned per revenue trade as a result of significant reductions in commission pricing for a wide range of clients in the first quarter of 2005 and second and fourth quarters of 2004, partially offset by higher daily average revenue trades.
     As shown in the following table, average revenue earned per revenue trade decreased 46% while daily average revenue trades executed by the Company increased 7% in the first quarter of 2005.

--------------------------------------------------------------------------------
                                                     Three Months
                                                         Ended
                                                       March 31,     Percent
                                                     2005     2004   Change
--------------------------------------------------------------------------------
Daily average revenue trades
   (in thousands) (1)                               191.3    178.0        7%
Accounts that traded (in thousands)                 1,357    1,459       (7%)
Average revenue trades
   per account that traded                            8.6      7.6       13%
Trading frequency proxy (2)                           3.6      4.1      (12%)
Number of trading days                               61.0     62.0       (2%)
Average revenue earned
   per revenue trade (3)                           $17.95   $33.16      (46%)
Online trades as a percentage of
   total trades                                       91%      89%
--------------------------------------------------------------------------------
(1) Includes all client trades (both individuals and institutions) that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).
(2)  Represents annualized revenue trades per $100,000 in total client assets.
(3) All amounts have been adjusted to reflect the sale of the Company's capital markets business.

     The Company continually monitors its pricing in relation to competitors and periodically adjusts prices to enhance its competitive position.


EXPENSES EXCLUDING INTEREST
---------------------------

     As shown in the table below, total expenses excluding interest decreased in the first quarter of 2005 primarily due to lower levels of compensation and benefits expense, advertising and market development expense, and occupancy and equipment expense, partially offset by higher levels of restructuring charges.

--------------------------------------------------------------------------------
                                                     Three Months
                                                         Ended
                                                       March 31,     Percent
                                                     2005     2004   Change
--------------------------------------------------------------------------------
Compensation and benefits                           $ 454    $ 482       (6%)
Occupancy and equipment                                82      102      (20%)
Professional services                                  62       58        7%
Depreciation and amortization                          54       56       (4%)
Communications                                         51       61      (16%)
Advertising and market development                     36       62      (42%)
Commissions, clearance and floor brokerage              9        9         -
Restructuring charges                                  21        -       n/m
Other                                                  44       34       29%
--------------------------------------------------------------------------------
   Total                                            $ 813    $ 864       (6%)
================================================================================
Expenses as a percentage of total revenues:
   Total expenses, excluding interest                 77%      78%
   Compensation and benefits                          43%      44%
   Advertising and market development                  3%       6%
--------------------------------------------------------------------------------
n/m   Not meaningful.

                         THE CHARLES SCHWAB CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


Compensation and Benefits
-------------------------

     The decrease in compensation and benefits expense from the first quarter of 2004 was primarily due to a reduction in full-time equivalent employees through the Company's 2004 cost reduction effort and lower levels of employee benefits, partially offset by higher levels of discretionary bonuses to employees and incentive compensation. The following table shows a comparison of certain compensation and benefits components and employee data:

--------------------------------------------------------------------------------
                                                     Three Months
                                                         Ended
                                                       March 31,     Percent
                                                     2005     2004   Change
--------------------------------------------------------------------------------
Salaries and wages                                  $ 271    $ 313      (13%)
Incentive and variable compensation                   105       85       24%
Employee benefits and other                            78       84       (7%)
--------------------------------------------------------------------------------
   Total                                            $ 454    $ 482       (6%)
================================================================================
Full-time equivalent employees (1)
   (in thousands)
   At quarter end                                    13.9     16.5      (16%)
   Average                                           14.0     16.3      (14%)
--------------------------------------------------------------------------------
(1) Includes full-time, part-time and temporary employees, and persons employed on a contract basis. All amounts have been adjusted to reflect the sale of the Company's capital markets business.

     See note "2 - New Accounting Standards" in the Notes to Condensed Consolidated Financial Statements for a discussion of future compensation expense related to stock option awards.

Expenses Excluding Compensation and Benefits
--------------------------------------------

     The decrease in advertising and market development expense from the first quarter of 2004 was primarily due to the Company's decreased television and other media spending. The decrease in occupancy and equipment expense from the first quarter of 2004 was primarily due to the Company's restructuring initiatives and other expense reduction measures (see Overview - Restructuring).


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

Liquidity

CSC

     CSC's liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. As discussed below, Schwab and CSC's depository institution subsidiaries are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs, providing adequate liquidity to meet CSC's depository institution subsidiaries' capital guidelines, and maintaining Schwab's net capital. Based on their respective regulatory capital ratios at March 31, 2005, the Company and its depository institution subsidiaries are considered well capitalized.
     CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes, of which $386 million was issued and outstanding at March 31, 2005, have maturities ranging from 2005 to 2010 and fixed interest rates ranging from 6.21% to 8.05% with interest payable semiannually (see Item 3 - Quantitative and Qualitative Disclosures About Market Risk - Financial Instruments Held For Purposes Other Than Trading - Debt Issuances). The Medium-Term Notes are rated A2 by Moody's Investors Service (Moody's), A- by Standard & Poor's Ratings Group (S&P), and A by Fitch Ratings, Ltd. (Fitch).
     CSC has a prospectus supplement on file with the Securities and Exchange Commission (SEC) enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At March 31, 2005, all of these notes remained unissued.
     CSC has a Registration Statement under the Securities Act of 1933 on Form S-3 on file with the SEC relating to a universal shelf registration for the issuance of up to $1.0 billion aggregate amount of various securities, including common stock, preferred stock, debt securities, and warrants. At March 31, 2005, all of these securities remained unissued.
     CSC has authorization from its Board of Directors to issue commercial paper up to the amount of CSC's committed, unsecured credit facility (see below), not to exceed $1.5 billion. At March 31, 2005, no commercial paper has been issued. CSC's ratings for these short-term

                         THE CHARLES SCHWAB CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


borrowings are P-1 by Moody's, A-2 by S&P, and F1 by Fitch.
     CSC maintains an $800 million committed, unsecured credit facility with a group of nineteen banks which is scheduled to expire in June 2005. CSC plans to establish a replacement facility when the current facility expires. This facility was unused during the first quarter of 2005. Any issuances under CSC's commercial paper program (see above) will reduce the amount available under this facility. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of stockholders' equity, Schwab to maintain minimum net capital ratios, as defined, and CSC's depository institution subsidiaries to be well capitalized, as defined. Management believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements.
     CSC also has direct access to $771 million of the $821 million uncommitted, unsecured bank credit lines, provided by eight banks that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. These lines were not used by CSC during the first quarter of 2005.

Schwab

     Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $26.1 billion and $27.0 billion at March 31, 2005 and December 31, 2004, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
     The Company has a lease financing liability related to an office building and land under a 20-year lease. The remaining lease financing liability of $133 million at March 31, 2005 is being reduced by a portion of the lease payments over the remaining lease term.
     To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of eight banks totaling $821 million at March 31, 2005 (as noted previously, $771 million of these lines are also available for CSC to use). The need for short-term borrowings arises primarily from timing differences between cash flow requirements and the scheduled liquidation of interest-bearing investments. These lines were not used by Schwab during the first quarter of 2005.
     To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured letter of credit agreements with eight banks in favor of the OCC aggregating $630 million at March 31, 2005. Schwab pays a fee to maintain these arrangements. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging letters of credit (LOCs), in favor of these brokerage clients, which are guaranteed by multiple banks. At March 31, 2005, the outstanding value of these LOCs totaled $92 million. No funds were drawn under these LOCs at March 31, 2005.
     Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $1 million. At March 31, 2005, Schwab's net capital was $1.1 billion (11% of aggregate debit balances), which was $927 million in excess of its minimum required net capital and $629 million in excess of 5% of aggregate debit balances. Schwab has historically targeted net capital to be at least 10% of its aggregate debit balances, which primarily consist of client margin loans.
     To manage Schwab's regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility which is scheduled to expire in September 2005. The amount outstanding under this facility at March 31, 2005 was $220 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

U.S. Trust

     The liquidity needs of U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) are generally met through deposits from banking clients, equity capital, and borrowings.
     Certain Schwab brokerage clients can sweep the excess cash held in their accounts into a money market deposit account at U.S. Trust. At March 31, 2005, these balances totaled $630 million.
     In addition to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements, USTC's depository institution subsidiaries have established their own external funding sources. At March 31, 2005, U.S. Trust had $52 million in Trust Preferred Capital Securities outstanding with a fixed interest rate of 8.41%. Certain of USTC's depository institution subsidiaries have established credit facilities with the Federal Home Loan Bank System (FHLB) totaling

                         THE CHARLES SCHWAB CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


$1.9 billion. At March 31, 2005, $625 million was outstanding under these facilities. Additionally, at March 31, 2005, U.S. Trust had $166 million of federal funds purchased.
     U.S. Trust also engages in intercompany repurchase agreements with Charles Schwab Bank, N.A. (Schwab Bank) and Schwab. At March 31, 2005, U.S. Trust had $400 million and $200 million in repurchase agreements outstanding with Schwab Bank and Schwab, respectively.
     CSC provides U.S. Trust with a $300 million short-term credit facility maturing in December 2006. Borrowings under this facility do not qualify as regulatory capital for U.S. Trust. The amount outstanding under this facility was $30 million at March 31, 2005.
     U.S. Trust uses interest rate swap agreements (Swaps) with CSC to hedge the interest rate risk associated with its variable rate deposits from banking clients. These Swaps are structured for U.S. Trust to receive a variable rate of interest and pay a fixed rate of interest. At March 31, 2005, these Swaps have a notional value of $650 million and a fair value of $13 million. For a complete discussion of the Swaps with third parties, see note "13 - Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk" in the Notes to Condensed Consolidated Financial Statements.
     U.S. Trust is subject to the Federal Reserve Board's risk-based and leverage capital guidelines. These regulations require banks and bank holding companies to maintain minimum levels of capital. In addition, USTC's depository institution subsidiaries are subject to limitations on the amount of dividends they can pay to USTC.

Schwab Bank

     Schwab Bank's current liquidity needs are generally met through deposits from banking clients and equity capital.
     Certain Schwab brokerage clients can sweep the excess cash held in their accounts into a money market deposit account at Schwab Bank. At March 31, 2005, these balances totaled $4.3 billion.
     Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, CSC provides Schwab Bank with a $100 million short-term credit facility maturing in December 2005. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. No funds were drawn under this facility at March 31, 2005.
     Schwab Bank maintains a credit facility with the FHLB. At March 31, 2005, $316 million was available, and no funds were drawn under this facility.
     Schwab Bank is subject to the same risk-based and leverage capital guidelines as U.S. Trust (see discussion above), except that Schwab Bank is subject to a minimum tier 1 leverage ratio of 8% for its first three years of operations (i.e., through April 2006). In addition, Schwab Bank is subject to limitations on the amount of dividends it can pay to CSC.

Liquidity Risk Factors

     Specific risk factors which may affect the Company's liquidity position are discussed in "Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Liquidity Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes to these liquidity risk factors in the first quarter of 2005.

Cash and Capital Resources

     The Company's cash position (reported as cash and cash equivalents on its condensed consolidated balance sheet) and cash flows are affected by changes in brokerage client cash balances and the associated amounts required to be segregated under federal or other regulatory guidelines. Timing differences between cash and investments actually segregated on a given date and the amount required to be segregated for that date may arise in the ordinary course of business and are addressed by the Company in accordance with applicable regulations. Other factors which affect the Company's cash position and cash flows include investment activity in securities, levels of capital expenditures, acquisition activity, banking client deposit activity, brokerage and banking client loan activity, financing activity in short-term borrowings and long-term debt, payment of dividends, and repurchases of CSC's common stock. The combination of these factors can cause significant fluctuations in the levels of cash and cash equivalents during specific time periods. For example, cash and cash equivalents during the first nine months of 2004 decreased by $689 million, or 25%, to $2.1 billion, but during the full year 2004, cash and cash equivalents decreased by just $7 million to $2.8 billion.
     In  the  first  quarter  of  2005,  cash  and  cash  equivalents  decreased
$638 million, or 23%, to $2.1 billion primarily due to increases in loans to banking clients and securities available for sale, repurchases of common stock, and movements of brokerage client-related funds to meet segregation requirements. These decreases were partially offset by increases in deposits from banking clients, primarily related to sweep money market deposit accounts, and short-term borrowings. Management does not believe that the decline in cash and cash equivalents in the first quarter of 2005 is an indication of a trend.
     Certain Schwab brokerage clients can sweep the excess cash held in their brokerage accounts into these money

                         THE CHARLES SCHWAB CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


market deposit accounts at Schwab Bank or U.S. Trust. At March 31, 2005, these sweep deposit balances totaled $4.9 billion, up $330 million from December 31, 2004. This sweep deposit activity is reflected on the Company's condensed consolidated statement of cash flows as a cash outflow from payables to brokerage clients (classified as an operating activity) and a cash inflow to deposits from banking clients (classified as a financing activity).
     The Company's capital expenditures were $23 million in the first quarter of 2005 compared to $34 million in the first quarter of 2004, or 2% and 3% of revenues for each period, respectively. Capital expenditures in the first quarter of 2005 were primarily for software and equipment relating to the Company's information technology systems. Capital expenditures as described above include the capitalized costs for developing internal-use software of $12 million in the first quarter of 2005 and $19 million in the first quarter of 2004.
     The Company increased its short-term borrowings by $129 million during the first quarter of 2005.
     During the first quarter of 2005, 2 million of the Company's stock options, with a weighted-average exercise price of $7.17, were exercised with cash proceeds received by the Company of $12 million and a related tax benefit of $2 million. The cash proceeds are recorded as an increase in cash and a corresponding increase in stockholders' equity. The tax benefit is recorded as a reduction in income taxes payable and a corresponding increase in stockholders' equity.
     During the first quarter of 2005, CSC repurchased 21 million shares of its common stock for $234 million. CSC did not repurchase any of its common stock in the first quarter of 2004. As of March 31, 2005, CSC has no remaining authority to repurchase its common stock.
     During the first quarters of 2005 and 2004, the Company paid common stock cash dividends of $26 million and $19 million, respectively.
     The Company monitors both the relative composition and absolute level of its capital structure. The Company's total financial capital (long-term debt plus stockholders' equity) at March 31, 2005 was $4.9 billion, down $119 million, or 2%, from December 31, 2004 primarily due to lower stockholders' equity mainly resulting from repurchases of common stock. At March 31, 2005, the Company had long-term debt of $577 million, or 12% of total financial capital, that bears interest at a weighted-average rate of 7.08%. At March 31, 2005, the Company's stockholders' equity was $4.3 billion, or 88% of total financial capital.


                         Off-Balance-Sheet Arrangements

     The Company enters into various off-balance-sheet arrangements in the ordinary course of business. For discussion on the Company's off-balance-sheet arrangements, see "Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and note "12 - Commitments and Contingent Liabilities" in the Notes to Condensed Consolidated Financial Statements.


                                 Risk Management

     For discussion on the Company's principal risks and some of the policies and procedures for risk identification, assessment, and mitigation, see "Item 7
- Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. See Liquidity and Capital Resources of this report for a discussion on liquidity risk; and see Item 3 - Quantitative and Qualitative Disclosures About Market Risk for additional information relating to market risk.
     Given the nature of the Company's revenues, expenses, and risk profile, the Company's earnings and CSC's common stock price have been and may continue to be subject to significant volatility from period to period. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period. Risk is inherent in the Company's business. Consequently, despite the Company's attempts to identify areas of risk, oversee operational areas involving risk, and implement policies and procedures designed to mitigate risk, there can be no assurance that the Company will not suffer unexpected losses due to operating or other risks.


                          Critical Accounting Policies

     Certain of the Company's accounting policies that involve a higher degree of judgment and complexity are discussed in "Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition - Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes to these critical accounting policies during the first quarter of 2005.

                         THE CHARLES SCHWAB CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


                           Forward-Looking Statements

     In addition to historical information, this Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934.
Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management's beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company's senior management. These statements relate to, among other things, the impact on the Company's results of operations of recording stock option expense (see note "2 - New Accounting Standards" in the Notes to Condensed Consolidated Financial Statements); the impact of legal proceedings and contingent liabilities (see note "12 - Commitments and Contingent Liabilities" in the Notes to Condensed Consolidated Financial Statements and Part II - Other Information, Item 1 - Legal Proceedings); net interest expense under interest rate swaps (see note "13 - Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk" in the Notes to Condensed Consolidated Financial Statements); the impact of the firm-wide cost reduction effort on the Company's results of operations (see Overview - Restructuring); sources of liquidity and capital (see Liquidity and Capital Resources - Liquidity); and the Company's cash position and cash flows (see Liquidity and Capital Resources - Cash and Capital Resources). Achievement of the expressed beliefs, objectives, and expectations described in these statements is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed beliefs, objectives, and expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or, in the case of documents incorporated by reference, as of the date of those documents.
     Important factors that may cause such differences are noted in this interim report and include, but are not limited to: the Company's success in building fee-based relationships with its clients; the effect of client trading patterns on Company revenues, earnings and cash balances; the level of the Company's stock repurchase activity; the amount of loans to the Company's banking and brokerage clients; changes in revenues and profit margin due to cyclical securities markets and fluctuations in interest rates; the level and continuing volatility of equity prices; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices, trading volumes, and investor confidence; geopolitical developments affecting the securities markets, the economy, and investor sentiment; the effects of the Company's or its competitors pricing, product and service decisions; the Company's ability to recognize the expected benefits of acquisitions or dispositions; the effects of changes in taxation laws and regulations (including tax rate changes, new tax laws and revised tax law interpretations), as well as the effect of strategic transactions (including business combinations, acquisitions, and dispositions) on the Company's effective income tax rate; the size and number of the Company's insurance claims; a significant decline in the real estate market, including the Company's ability to sublease certain properties; and the scope of severance payments related to workforce reductions. Other more general factors that may cause such differences include, but are not limited to: the Company's inability to attract and retain key personnel; the timing and impact of changes in the Company's level of investments in personnel, technology, or advertising; changes in technology; computer system failures and security breaches; evolving legislation, regulation and changing industry practices adversely affecting the Company; adverse results of litigation or regulatory matters; the inability to obtain external financing at acceptable rates; and intensified industry competition and consolidation.

                         THE CHARLES SCHWAB CORPORATION


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments Held For Trading Purposes
-----------------------------------------------

     The Company holds fixed income securities, which include municipal and government securities, and corporate bonds, in inventory to meet clients' trading needs. The fair value of such inventory was $61 million and $54 million at March 31, 2005 and December 31, 2004, respectively. These securities, and the associated interest rate risk, are not material to the Company's financial position, results of operations, or cash flows.

Financial Instruments Held For Purposes Other Than Trading
----------------------------------------------------------

Debt Issuances

     At both March 31, 2005 and December 31, 2004, CSC had $386 million aggregate principal amount of Medium-Term Notes outstanding, with fixed interest rates ranging from 6.21% to 8.05%. CSC uses interest rate Swaps to effectively convert the interest rate characteristics of $293 million of these Medium Term Notes from fixed to variable. See "Interest Rate Swaps" below.
     At both March 31, 2005 and December 31, 2004, U.S. Trust had $52 million Trust Preferred Capital Securities outstanding, with a fixed interest rate of 8.41%.
     The Company has fixed cash flow requirements regarding these long-term debt obligations due to the fixed rate of interest. The fair values of these obligations at March 31, 2005 and December 31, 2004, based on estimates of market rates for debt with similar terms and remaining maturities, approximated their carrying amounts.

Interest Rate Swaps

     As part of its consolidated asset and liability management process, the Company utilizes Swaps to manage interest rate risk. For a discussion of such Swaps, see note "13 - Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk" in the Notes to Condensed Consolidated Financial Statements.

Forward Sale and Interest Rate Lock Commitments

     For a discussion of Schwab Bank's forward sale and interest rate lock commitments related to its loans held for sale portfolio, see note "13 - Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk" in the Notes to Condensed Consolidated Financial Statements.

Net Interest Revenue Simulation
-------------------------------

     The Company uses net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation model (the model) includes all interest-sensitive assets and liabilities, as well as Swaps utilized by the Company to hedge its interest rate risk. Key variables in the model include assumed balance growth or decline for client loans, deposits, and brokerage client cash, changes in the level and term structure of interest rates, the repricing of financial instruments, prepayment and reinvestment assumptions, and product pricing assumptions. The simulations involve assumptions that are inherently uncertain and, as a result, cannot precisely estimate net interest revenue or precisely predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies, including changes in asset and liability mix.
     As demonstrated by the simulations presented below, the Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets are repricing more quickly than interest-bearing liabilities).
     The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 200 basis point increase or decrease in interest rates relative to the Company's current base rate forecast on simulated net interest revenue over the next twelve months at March 31, 2005 and December 31, 2004.

--------------------------------------------------------------------------------
                                                      March 31,  December 31,
Percentage Increase (Decrease)                          2005         2004
--------------------------------------------------------------------------------
Increase of 200 basis points                            4.8%         5.7%
Decrease of 200 basis points                           (4.7%)       (5.9%)
--------------------------------------------------------------------------------

     While the simulations show a modest reduction in exposure to rate changes at March 31, 2005 from December 31, 2004, the Company remains positioned to experience increases in net interest revenue as rates rise and decreases as rates fall.

                         THE CHARLES SCHWAB CORPORATION


Item 4.  Controls and Procedures

     Evaluation of disclosure controls and procedures: The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2005, the Company's disclosure controls and procedures were not effective due to deficiencies in the Company's controls and procedures for reporting compensation information for executive officers. Management identified these deficiencies in March 2005, in the course of compiling compensation data for the Company's 2005 proxy statement. These deficiencies, individually or in the aggregate, do not affect the Company's financial statements and are not material weaknesses or significant deficiencies in internal control over financial reporting. The Company has been taking steps to enhance its disclosure controls and procedures relating to executive compensation.

     Changes in internal control over financial reporting: No change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART  II  -  OTHER  INFORMATION


Item 1.  Legal Proceedings

     CSC and its subsidiaries have been named as parties in various legal actions, which include the matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. It is inherently difficult to predict the ultimate outcome of these matters, particularly in cases in which claimants seek substantial or unspecified damages, and a substantial judgment, settlement or penalty could be material to the Company's operating results for a particular future period, depending on the Company's results for that period. However, based on current information, it is the opinion of management, after consultation with counsel, that the resolution of these matters will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.
     Subsequent event: As disclosed previously, during October 2004 a consolidated amended class action complaint was filed in U.S. District court in Maryland on behalf of purchasers of CSC stock, against CSC, Schwab, U.S. Trust Company, National Association, United States Trust Company of New York and certain current and former CSC and U.S. Trust officers and directors. Plaintiffs had alleged violations of federal securities laws for failure to disclose alleged improper mutual fund trading practices, and were seeking unspecified compensatory damages. In April 2005, plaintiffs agreed to a voluntary dismissal of these claims with prejudice.

                         THE CHARLES SCHWAB CORPORATION


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

     The following table summarizes purchases made in the open market by or on behalf of CSC of its common stock for each calendar month in the first quarter of 2005.

--------------------------------------------------------------------------------
(In millions, except                        Total Number      Approximate
per share amounts)                            of Shares     Dollar Value of
                                            Purchased as      Shares that
          Total Number       Average      Part of Publicly     May Yet be
            of Shares      Price Paid        Announced      Purchased under
Month     Purchased (1)     per Share       Program (1)       the Program
--------------------------------------------------------------------------------
January        8             $11.33              8               $149
February       9              10.71              9                 48
March          4              10.94              4                  -
--------------------------------------------------------------------------------
  Total       21             $10.98             21               $  -
================================================================================
(1) All shares were repurchased under authorization by CSC's Board of Directors covering up to $300 million of common stock publicly announced by the Company on December 9, 2004.

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

     10.274     Summary of Director Compensation.

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





                                               THE  CHARLES  SCHWAB  CORPORATION
                                                            (Registrant)





Date:  May 9, 2005                                  /s/   Christopher V. Dodds
       ----------------------                       ----------------------------
                                                    Christopher V. Dodds
                                                    Executive Vice President and
                                                    Chief Financial Officer