Form 10-Q
period 2005-06-30
SCHWAB CHARLES CORP
filed 2005-08-05
CIK 316709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2005       Commission file number 1-9700



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

               1,299,070,854 shares of $.01 par value Common Stock
                          Outstanding on July 29, 2005

                         THE CHARLES SCHWAB CORPORATION

                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 2005

                                      Index

                                                                         Page
Part I - Financial Information

    Item 1.      Condensed Consolidated Financial Statements:

                    Statement of Income                                    1
                    Balance Sheet                                          2
                    Statement of Cash Flows                                3
                    Notes                                                4 - 13

    Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    14 - 28

    Item 3.      Quantitative and Qualitative Disclosures About
                 Market Risk                                              29

    Item 4.      Controls and Procedures                                  30

Part II - Other Information

    Item 1.      Legal Proceedings                                        30

    Item 2.      Unregistered Sales of Equity Securities and Use
                 of Proceeds                                              30

    Item 3.      Defaults Upon Senior Securities                          30

    Item 4.      Submission of Matters to a Vote of Security Holders      31

    Item 5.      Other Information                                        31

    Item 6.      Exhibits                                               31 - 32

Signature                                                                 33



                                                   Part I - FINANCIAL INFORMATION
                                         Item 1. Condensed Consolidated Financial Statements


                                                   THE CHARLES SCHWAB CORPORATION

                                             Condensed Consolidated Statement of Income
                                               (In millions, except per share amounts)
                                                             (Unaudited)

                                                                              Three Months Ended                Six Months Ended
                                                                                   June 30,                         June 30,
                                                                              2005          2004               2005          2004
------------------------------------------------------------------------------------------------------------------------------------
Revenues
    Asset management and administration fees                                 $  552        $  517             $1,099        $1,024
    Trading revenue                                                             187           261                394           622
      Interest revenue                                                          464           275                876           538
      Interest expense                                                         (167)          (51)              (305)         (105)
                                                                             --------      --------           --------      --------
    Net interest revenue                                                        297           224                571           433
    Other                                                                        51            32                 82            63
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                                   1,087         1,034              2,146         2,142
------------------------------------------------------------------------------------------------------------------------------------
Expenses Excluding Interest
    Compensation and benefits                                                   455           493                909           975
    Occupancy and equipment                                                      81           100                163           202
    Professional services                                                        57            61                119           119
    Depreciation and amortization                                                51            53                105           109
    Communications                                                               48            56                 99           117
    Advertising and market development                                           43            46                 79           108
    Commissions, clearance and floor brokerage                                   10            11                 19            20
    Restructuring charges                                                         -             2                 21             2
    Other                                                                        39            43                 83            77
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                                     784           865              1,597         1,729
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before taxes on income                        303           169                549           413
Taxes on income                                                                (117)          (62)              (212)         (147)
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                               186           107                337           266
Gain (loss) from discontinued operations, net of tax                              -             6                 (6)            8
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                   $  186        $  113             $  331        $  274
====================================================================================================================================
Weighted-Average Common Shares Outstanding - Diluted                          1,314         1,373              1,320         1,374
------------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share - Basic
    Income from continuing operations                                        $  .14        $  .08             $  .26        $  .20
    Gain (loss) from discontinued operations, net of tax                          -             -               (.01)            -
    Net income                                                               $  .14        $  .08             $  .25        $  .20

Earnings Per Share - Diluted
    Income from continuing operations                                        $  .14        $  .08             $  .26        $  .19
    Gain (loss) from discontinued operations, net of tax                          -             -               (.01)          .01
    Net income                                                               $  .14        $  .08             $  .25        $  .20
------------------------------------------------------------------------------------------------------------------------------------
Dividends Declared Per Common Share                                          $ .022        $ .020             $ .042        $ .034
------------------------------------------------------------------------------------------------------------------------------------



See Notes to Condensed Consolidated Financial Statements.



                                                   THE CHARLES SCHWAB CORPORATION

                                                Condensed Consolidated Balance Sheet
                                          (In millions, except share and per share amounts)
                                                             (Unaudited)

                                                                                                      June 30,     December 31,
                                                                                                        2005           2004
------------------------------------------------------------------------------------------------------------------------------------
Assets
    Cash and cash equivalents                                                                         $  2,616       $  2,778
    Cash and investments segregated and on deposit for federal or other regulatory purposes(1) (including resale agreements of $9,018 in 2005
        and $12,901 in 2004)                                                                            17,358         19,019
    Securities owned - at market value (including securities pledged of $2
        in 2005 and $8 in 2004)                                                                          5,703          5,335
    Receivables from brokers, dealers and clearing organizations                                           473            482
    Receivables from brokerage clients - net                                                             9,927          9,841
    Loans to banking clients - net                                                                       7,575          6,822
    Loans held for sale                                                                                     37             20
    Equipment, office facilities and property - net                                                        852            903
    Goodwill                                                                                               811            811
    Intangible assets - net                                                                                148            153
    Other assets                                                                                           975            969
------------------------------------------------------------------------------------------------------------------------------------

        Total                                                                                         $ 46,475       $ 47,133
====================================================================================================================================

Liabilities and Stockholders' Equity
    Deposits from banking clients                                                                     $ 11,985       $ 11,118
    Drafts payable                                                                                         249            363
    Payables to brokers, dealers and clearing organizations                                              1,550          1,468
    Payables to brokerage clients                                                                       25,378         27,154
    Accrued expenses and other liabilities                                                               1,272          1,396
    Short-term borrowings (including federal funds purchased
        of $258 in 2005 and $38 in 2004)                                                                 1,158            663
    Long-term debt                                                                                         565            585
------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                               42,157         42,747
------------------------------------------------------------------------------------------------------------------------------------

    Stockholders' equity:
        Preferred stock - 9,940,000 shares authorized; $.01 par value per share;
            none issued                                                                                      -              -
        Common stock - 3 billion shares authorized; $.01 par value per share;
            1,392,091,544 shares issued                                                                     14             14
        Additional paid-in capital                                                                       1,775          1,769
        Retained earnings                                                                                3,529          3,258
        Treasury stock - 91,259,125 and 61,434,850 shares in 2005 and 2004,
            respectively, at cost                                                                         (941)          (591)
        Unamortized stock-based compensation                                                               (47)           (59)
        Accumulated other comprehensive loss                                                               (12)            (5)
------------------------------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                                                   4,318          4,386
------------------------------------------------------------------------------------------------------------------------------------

                 Total                                                                                $ 46,475       $ 47,133
====================================================================================================================================

(1)  Amounts included represent  actual balances on deposit, whereas cash and investments required  to be segregated  for federal or other regulatory purposes at June 30, 2005 and December 31, 2004, excluding $200 million of intercompany repurchase agreements, were $17,024 million and $19,004 million, respectively. On July 5, 2005 and January 4, 2005, the Company deposited a net amount of $290 million and $426 million, respectively, into its segregated reserve bank accounts.


See Notes to Condensed Consolidated Financial Statements.



                                                   THE CHARLES SCHWAB CORPORATION

                                           Condensed Consolidated Statement of Cash Flows
                                                            (In millions)
                                                             (Unaudited)

                                                                                                                Six Months Ended
                                                                                                                    June 30,
                                                                                                               2005          2004
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income                                                                                               $   331       $   274
       Adjustments to reconcile net income to net cash provided by operating activities:
          Loss (gain) from discontinued operations, net of tax                                                     6            (8)
          Depreciation and amortization                                                                          105           109
          Tax benefit from, and amortization of, stock-based awards                                               16            32
          Deferred income taxes                                                                                    8            46
          Other                                                                                                   12            (9)
       Originations of loans held for sale                                                                      (301)         (530)
       Proceeds from sales of loans held for sale                                                                286           526
       Net change in:
          Cash and investments segregated and on deposit for federal or other
             regulatory purposes                                                                               1,662           868
          Securities owned (excluding securities available for sale)                                              57            69
          Receivables from brokers, dealers and clearing organizations                                             9           114
          Receivables from brokerage clients                                                                     (92)         (676)
          Other assets                                                                                            (8)          (87)
          Drafts payable                                                                                        (114)          177
          Payables to brokers, dealers and clearing organizations                                                 82           129
          Payables to brokerage clients                                                                       (1,775)         (306)
          Accrued expenses and other liabilities                                                                (166)          (21)
       Net cash used for discontinued operations                                                                   -             3
------------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                                                           118           710
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
       Purchases of securities available for sale                                                             (1,268)       (1,697)
       Proceeds from sales of securities available for sale                                                      170           137
       Proceeds from maturities, calls and mandatory redemptions of securities
          available for sale                                                                                     695           677
       Net increase in loans to banking clients                                                                 (754)       (1,043)
       Purchase of equipment, office facilities and property - net                                               (52)          (85)
       Cash payments for business combinations and investments, net of cash received                              (2)           (1)
       Net cash used for discontinued operations                                                                   -          (341)
------------------------------------------------------------------------------------------------------------------------------------
             Net cash used for investing activities                                                           (1,211)       (2,353)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
       Net increase in deposits from banking clients                                                             867         1,736
       Net change in short-term borrowings                                                                       495          (317)
       Proceeds from long-term debt                                                                                -           136
       Repayment of long-term debt                                                                               (15)         (255)
       Dividends paid                                                                                            (55)          (46)
       Purchase of treasury stock                                                                               (389)            -
       Proceeds from stock options exercised and other                                                            28            24
------------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                                                           931         1,278
------------------------------------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                                                           (162)         (365)
Cash and Cash Equivalents at Beginning of Period                                                               2,778         2,785
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                                   $ 2,616       $ 2,420
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


1.   Basis of Presentation

     The Charles Schwab Corporation (CSC) is a financial holding company engaged, through its subsidiaries, in securities brokerage, banking, and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 282 domestic branch offices in 45 states, as well as a branch in the Commonwealth of Puerto Rico. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services with 35 offices in 15 states. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, CyberTrader, Inc., an electronic trading technology and brokerage firm providing services to highly active, online traders, and Charles Schwab Bank, N.A. (Schwab Bank), a retail bank.
     The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in conformity with generally accepted accounting principles in the U.S. (GAAP). All adjustments were of a normal recurring nature, except as discussed in note "5 - Discontinued Operations" related to the Company's exit from the capital markets business and the sale of Charles Schwab Europe (CSE). Certain items in prior periods' financial statements, including the presentation of discontinued operations on the Company's condensed consolidated statement of cash flows, have been reclassified to conform to the 2005 presentation. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period.


2.   New Accounting Standards

     A revision to Statement of Financial Accounting Standards (SFAS) No. 123, Share-Based Payment, which supersedes APB No. 25 (SFAS No. 123R) and was issued in December 2004, requires that the cost resulting from all share-based payments be recognized as an expense in the consolidated financial statements, and also changes the classification of certain tax benefits in the consolidated statement of cash flows. In April 2005, the SEC adopted a new rule that delays the compliance dates for SFAS No. 123R to January 1, 2006. Beginning in the first quarter of 2006, the Company will record compensation expense for unvested stock option awards over the future periods in which the awards vest. Based on stock options outstanding at June 30, 2005, pre-tax compensation expense related to stock option awards would be approximately $19 million in 2006 and $8 million in 2007, which equates to a decrease in earnings per share (EPS) of $.01 in 2006. The amount and timing of total future compensation expense related to stock option grants will vary based upon additional awards, if any, cancellations, forfeitures, or modifications of existing awards, and employee severance terms.
     SFAS No. 153 - Exchanges of Nonmonetary Assets was issued in December 2004 and is effective beginning July 1, 2005. This statement amends Accounting Principles Board Opinion (APB) No. 29 - Accounting for Nonmonetary Transactions. SFAS No. 153 replaces an exception for recognizing gains and losses on the exchange of similar productive assets with a general exception for recognizing gains for exchange transactions that do not have commercial substance and are therefore not expected to result in significant changes in the cash flows of the reporting entity.
     SFAS No. 154 - Accounting Changes and Error Corrections was issued in May 2005 and is effective beginning January 1, 2006. This statement replaces APB No. 20 - Accounting Changes, and SFAS No. 3 - Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for reporting a change in accounting principle. SFAS No. 154 generally requires retrospective application to prior periods' financial statements of changes in accounting principle.
     The adoptions of SFAS No. 153 and 154 are not expected to have a material impact on the Company's financial position, results of operations, EPS, or cash flows.

                         THE CHARLES SCHWAB CORPORATION
              Notes to Condensed Consolidated Financial Statements
   (Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts,
                              Ratios, and as Noted)
                                   (Unaudited)


3.   Stock Incentive Plans

     The Company's stock incentive plans provide for granting options to employees, officers, and directors. Options are granted for the purchase of shares of common stock at an exercise price not less than market value on the date of grant, and expire within seven or ten years from the date of grant. Options generally vest annually over a three- to four-year period from the date of grant.
     The Company applies Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees, and related interpretations, for its stock-based employee compensation plans. Because the Company grants stock option awards at an exercise price not less than market value, there is no compensation expense recorded when the awards are granted. Had compensation expense for the Company's stock option awards been determined based on the binomial or Black-Scholes fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123 - Accounting for Stock-Based Compensation, the Company would have recorded additional compensation expense and its net income and EPS would have been reduced to the pro forma amounts presented in the following table:

--------------------------------------------------------------------------------
                                                 Three Months      Six Months
                                                    Ended            Ended
                                                   June 30,         June 30,
                                                 2005    2004     2005    2004
--------------------------------------------------------------------------------
Expense for stock-based
  compensation (after-tax) (1):
   As reported                                  $   3   $   4    $   7   $   7
   Pro forma (2)                                $  12   $  24    $  30   $  51
--------------------------------------------------------------------------------
Net income:
   As reported                                  $ 186   $ 113    $ 331   $ 274
   Pro forma                                    $ 177   $  93    $ 308   $ 230
--------------------------------------------------------------------------------
Basic EPS:
   As reported                                  $ .14   $ .08    $ .25   $ .20
   Pro forma                                    $ .14   $ .07    $ .24   $ .17

Diluted EPS:
   As reported                                  $ .14   $ .08    $ .25   $ .20
   Pro forma                                    $ .14   $ .07    $ .23   $ .17
--------------------------------------------------------------------------------
(1) Includes compensation expense related to restricted stock awards of $2 million and $4 million in the second quarter of 2005 and 2004, respectively, and $5 million and $7 million in the first half of 2005 and 2004, respectively.
(2) Includes pro forma compensation expense related to stock options granted in both current and prior periods. Pro forma stock option compensation is amortized on a basis consistent with the vesting terms over the vesting period beginning with the month in which the option was granted.

     A summary of option activity during the first half of 2005 is as follows:

--------------------------------------------------------------------------------
                                                             Weighted-Average
                                     Number of Options        Exercise Price
--------------------------------------------------------------------------------
Outstanding at
  December 31, 2004                          133                  $14.88
   Granted:
    Quarter ended March 31                    1                   $10.95
    Quarter ended June 30                     1                   $11.48
--------------------------------------------------------------------------------
     Total granted                            2                   $11.20
   Exercised                                 (4)                  $ 7.63
   Expired/forfeited                         (9)                  $18.47
--------------------------------------------------------------------------------
Outstanding at
  June 30, 2005                              122                  $14.78
================================================================================
Available for future grant at
  June 30, 2005                               44
--------------------------------------------------------------------------------


4.   Restructuring

     The Company recorded pre-tax restructuring charges as follows:

--------------------------------------------------------------------------------
                                                 Three Months      Six Months
                                                    Ended            Ended
                                                   June 30,         June 30,
                                                 2005    2004     2005    2004
--------------------------------------------------------------------------------
2004 Cost Reduction Effort (1)                   $  3    $  4     $ 24    $  4
Previous Initiatives (2)                           (3)     (2)      (3)     (2)
--------------------------------------------------------------------------------
Total restructuring charges                      $  -    $  2     $ 21    $  2
================================================================================
(1)  Primarily includes severance pay and benefits.
(2) Primarily includes changes in estimates of sublease income associated with previously announced efforts to sublease excess facilities.

2004 Cost Reduction Effort

     The Company's 2004 cost reduction effort was designed to mitigate the financial impact of a series of pricing changes which began in 2004 and to strengthen the Company's productivity and efficiency. The Company completed its 2004 cost reduction effort in the first half of 2005.

                         THE CHARLES SCHWAB CORPORATION
              Notes to Condensed Consolidated Financial Statements
   (Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts,
                              Ratios, and as Noted)
                                   (Unaudited)


     A summary of the activity in the restructuring reserve related to the Company's 2004 cost reduction effort for the second quarter and first half of 2005 is as follows:

--------------------------------------------------------------------------------
Three months ended                             Workforce   Facilities
   June 30, 2005                               Reduction   Reduction     Total
--------------------------------------------------------------------------------
Balance at March 31, 2005                        $  34       $  62       $  96
Restructuring charges                                4          (1)          3
Cash payments                                      (16)         (5)        (21)
Non-cash charges (1)                                (1)          -          (1)
Other (2)                                            -           3           3
--------------------------------------------------------------------------------
Balance at June 30, 2005                         $  21 (3)   $  59 (4)   $  80
================================================================================

--------------------------------------------------------------------------------
Six months ended                               Workforce   Facilities
   June 30, 2005                               Reduction   Reduction     Total
--------------------------------------------------------------------------------
Balance at December 31, 2004                     $  50       $  68       $ 118
Restructuring charges                               24           -          24
Cash payments                                      (50)        (13)        (63)
Non-cash charges (1)                                (3)          -          (3)
Other (2)                                            -           4           4
--------------------------------------------------------------------------------
Balance at June 30, 2005                         $  21 (3)   $  59 (4)   $  80
================================================================================
(1)  Primarily includes charges for officers' stock-based compensation.
(2) Includes the reclassification of deferred rent amounts and the accretion of facilities restructuring reserves, which are initially recorded at net present value. Accretion expense is recorded in occupancy and equipment expense on the Company's condensed consolidated statement of income.
(3) The Company expects to substantially utilize the remaining workforce reduction reserve through cash payments for severance pay and benefits over the respective severance periods through 2006.
(4) The Company expects to substantially utilize the remaining facilities reduction reserve through cash payments for the net lease expense over the respective lease terms through 2014.

Previous Initiatives

     The Company's previous restructuring initiatives included workforce reductions, reductions in operating facilities, the removal of certain systems hardware, software, and equipment from service, and the withdrawal from certain international operations. These initiatives reduced operating expenses and adjusted the Company's organizational structure to improve productivity, enhance efficiency, and increase profitability.
     A summary of the activity in the restructuring reserve related to the Company's previous restructuring initiatives for the second quarter and first half of 2005 is as follows:

--------------------------------------------------------------------------------
Three months ended                             Workforce   Facilities
   June 30, 2005                               Reduction   Reduction     Total
--------------------------------------------------------------------------------
Balance at March 31, 2005                        $   -       $ 130       $ 130
Restructuring charges                                -          (3)         (3)
Cash payments                                        -          (9)         (9)
Other (1)                                            -           9           9
--------------------------------------------------------------------------------
Balance at June 30, 2005                         $   -       $ 127 (2)   $ 127
================================================================================

--------------------------------------------------------------------------------
Six months ended                               Workforce   Facilities
   June 30, 2005                               Reduction   Reduction     Total
--------------------------------------------------------------------------------
Balance at December 31, 2004                     $   1       $  142      $ 143
Restructuring charges                                -           (3)        (3)
Cash payments                                       (1)         (24)       (25)
Other (1)                                            -           12         12
--------------------------------------------------------------------------------
Balance at June 30, 2005                         $   -       $  127 (2)  $ 127
================================================================================
(1) Includes the reclassification of deferred rent amounts and the accretion of facilities restructuring reserves, which are initially recorded at net present value. Accretion expense is recorded in occupancy and equipment expense on the Company's condensed consolidated statement of income.
(2) Includes $2 million, $63 million, and $62 million related to the Company's 2003, 2002, and 2001 restructuring initiatives, respectively. The Company expects to substantially utilize the remaining facilities reduction reserve through cash payments for the net lease expense over the respective lease terms through 2017.

     The actual costs of these restructuring initiatives could differ from the estimated costs, depending primarily on the Company's ability to sublease properties.


5.   Discontinued Operations

     On October 29, 2004, the Company completed the sale of its capital markets business to UBS Securities LLC and UBS Americas Inc. (collectively referred to as UBS). Pursuant to the purchase agreement, UBS acquired all of the partnership interests of Schwab Capital Markets L.P. and all of the outstanding capital stock of SoundView Technology Group, Inc. (collectively referred to as Schwab
Soundview Capital Markets, or SSCM) for $265 million in cash. SSCM comprised substantially all of the previously-reported Capital Markets segment.
     Following the sale, the Company will not have significant continuing involvement in the operations of the capital markets business and will not continue any significant revenue-producing or cost-generating activities of the capital markets business. Therefore, the results of operations, net of income taxes, and cash flows of the capital markets business have been presented as discontinued operations on the

                         THE CHARLES SCHWAB CORPORATION
              Notes to Condensed Consolidated Financial Statements
   (Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts,
                              Ratios, and as Noted)
                                   (Unaudited)


Company's statements of income and cash flows for all periods. In connection with the sale, the Company entered into eight-year order routing and execution services agreements with UBS for handling of Schwab's equity and listed options order flow. The Company deferred $28 million of the purchase price, representing the fair value of these services agreements, to be recognized as revenue over the eight-year term on a straight-line basis. Following the sale, UBS will generally execute equity orders without commission or other charges. Certain ongoing fees will apply for orders that require special handling or entail additional costs. However, such fees are expected to be insignificant. During a transition period, the Company will be reimbursed for certain services provided to UBS and will also pass through to UBS third-party fees and costs associated with the operations of the capital markets business. These indirect payments will not be reflected as revenues or expenses of the Company. The Company's cash flows related to these services agreements are considered insignificant.
     On January 31, 2003, the Company sold its United Kingdom brokerage subsidiary, CSE, to Barclays PLC. The results of the operations of CSE, net of income taxes, have been presented as discontinued operations on the condensed consolidated statement of income.
     The Company recorded a loss from discontinued operations, net of tax, of $6 million in the first half of 2005, which included a tax adjustment, facility exit costs, and severance costs for transitional employees associated with the Company's sale of its capital markets business.
     A summary of revenues and gains from discontinued operations for the second quarter and first half of 2004 is as follows:

--------------------------------------------------------------------------------
                                                             Three       Six
Period ended June 30, 2004                                   Months     Months
--------------------------------------------------------------------------------
Revenues                                                      $  81      $ 166
Total pre-tax gains                                           $  10      $  13
After-tax gains                                               $   6      $   8
--------------------------------------------------------------------------------

     In addition to the restructuring reserves discussed in note "4 - Restructuring," the Company retained certain restructuring-related obligations following the sales of SSCM and CSE, and recorded reserves for severance, facilities leases and systems. A summary of the activity in these reserves for the second quarter and first half of 2005 is as follows:

--------------------------------------------------------------------------------
Three months ended                             Workforce   Facilities
   June 30, 2005                               Reduction   Reduction     Total
--------------------------------------------------------------------------------

Balance at March 31, 2005                        $   5       $  38       $  43
Restructuring charges (1)                            1          (1)          -
Cash payments                                       (2)        (11)        (13)
Non-cash charges                                    (1)          -          (1)
Other (2)                                            -           2           2
--------------------------------------------------------------------------------
Balance at June 30, 2005                         $   3 (3)   $  28 (4)   $  31
================================================================================

--------------------------------------------------------------------------------
Six months ended                               Workforce   Facilities
   June 30, 2005                               Reduction   Reduction     Total
--------------------------------------------------------------------------------
Balance at December 31, 2004                     $  23       $  38       $  61
Restructuring charges (1)                            1           1           2
Cash payments                                      (20)        (13)        (33)
Non-cash charges                                    (1)          -          (1)
Other (2)                                            -           2           2
--------------------------------------------------------------------------------
Balance at June 30, 2005                         $   3 (3)   $  28 (4)   $  31
================================================================================
(1)  Included in gain (loss) from discontinued operations.
(2) Includes the reclassification of deferred rent amounts and the accretion of facilities restructuring reserves, which are initially recorded at net present value. Accretion expense is recorded in occupancy and equipment expense on the Company's condensed consolidated statement of income.
(3) The Company expects to substantially utilize the remaining workforce reduction reserve through cash payments for severance pay and benefits over the respective severance periods through 2006.
(4) The Company expects to substantially utilize the remaining facilities reduction reserve through cash payments for the net lease expense over the respective lease terms through 2015.

     The Company also retained a liability for above-market lease rates for certain facilities leases expiring through 2011. This liability was recorded as part of the Company's purchase accounting for the acquisition of SoundView Technology Group, Inc. in January 2004. The remaining liability was $21 million and $23 million at June 30, 2005 and December 31, 2004, respectively. The decrease in the liability balance was primarily due to cash payments of $2 million.

                         THE CHARLES SCHWAB CORPORATION
              Notes to Condensed Consolidated Financial Statements
   (Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts,
                              Ratios, and as Noted)
                                   (Unaudited)


6.   Loans to Banking Clients and Related Allowance for Credit Losses

     An analysis of the composition of the loan portfolio is as follows:

--------------------------------------------------------------------------------
                                                       June 30,    December 31,
                                                         2005          2004
--------------------------------------------------------------------------------
Residential real estate mortgages                     $ 4,851       $ 4,308
Home equity lines of credit                             1,222         1,034
Consumer loans                                          1,026           971
Other                                                     502           536
--------------------------------------------------------------------------------
  Total loans                                           7,601         6,849
  Less: allowance for credit losses                       (26)          (27)
--------------------------------------------------------------------------------
Loans to banking clients - net                        $ 7,575       $ 6,822
================================================================================

     Included in the loan portfolio are nonaccrual loans totaling $1 million at both June 30, 2005 and December 31, 2004. Nonaccrual loans are considered impaired by the Company, and represent all of the Company's nonperforming assets at both June 30, 2005 and December 31, 2004. For each of the second quarters and first halves of 2005 and 2004, the impact of interest revenue which would have been earned on nonaccrual loans versus interest revenue recognized on these loans was not material to the Company's results of operations.
     The amount of loans accruing interest that were contractually 90 days or more past due was less than $1 million at June 30, 2005 and $4 million at December 31, 2004.
     Recoveries related to the allowance for credit losses on the loan portfolio were immaterial for each of the second quarters and first halves of 2005 and 2004. Charge-offs related to the allowance for credit losses on the loan portfolio were $1 million for the second quarter and first half of 2005, and immaterial for the second quarter and first half of 2004.


7.   Deposits from Banking Clients

     Deposits from banking clients consist of money market and other savings deposits, certificates of deposit, and noninterest-bearing deposits. Deposits from banking clients are as follows:

--------------------------------------------------------------------------------
                                                      June 30,     December 31,
                                                        2005           2004
--------------------------------------------------------------------------------
Interest-bearing deposits                            $11,055        $10,280
Noninterest-bearing deposits                             930            838
--------------------------------------------------------------------------------
  Total                                              $11,985        $11,118
================================================================================

     The average rate paid by the Company on its interest-bearing deposits from banking clients was 1.80% and 1.04% for the second quarters of 2005 and 2004, respectively, and 1.63% and 1.17% for the first halves of 2005 and 2004, respectively.


8.   Pension and Other Postretirement Benefits

     U.S. Trust maintains a trustee managed, noncontributory, qualified defined benefit pension plan, the U.S. Trust Corporation Employees' Retirement Plan (the Pension Plan), for the benefit of eligible U.S. Trust employees. U.S. Trust also provides certain health care and life insurance benefits for active employees and certain qualifying retired employees and their dependents.
     The following table summarizes the components of the net periodic benefit expense related to the Pension Plan and health care and life insurance benefits:

--------------------------------------------------------------------------------
                                                 2005               2004
                                           ----------------   ----------------
Three months ended                         Pension Health &   Pension Health &
   June 30,                                 Plan     Life      Plan     Life
--------------------------------------------------------------------------------
Service cost and expenses                  $   3    $   -     $   2    $   -
Interest cost                                  5        1         4        1
Expected return on plan assets                (7)       -        (5)       -
Amortization of
   prior service cost                         (1)       -        (1)       -
Amortization of net loss                       1        -         2        -
--------------------------------------------------------------------------------
Net periodic benefit expense               $   1    $    1    $   2    $   1
================================================================================

--------------------------------------------------------------------------------
                                                 2005               2004
                                           ----------------   ----------------
Six months ended                           Pension Health &   Pension Health &
   June 30,                                 Plan     Life      Plan     Life
--------------------------------------------------------------------------------
Service cost and expenses                  $   6    $   -     $   5    $   -
Interest cost                                  9        1         8        1
Expected return on plan assets               (13)       -       (10)       -
Amortization of
   prior service cost                         (2)       -        (2)       -
Amortization of net loss                       3        -         3        -
--------------------------------------------------------------------------------
Net periodic benefit expense               $   3    $   1     $   4    $   1
================================================================================

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


9.   Comprehensive Income

     Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is presented in the following table:

--------------------------------------------------------------------------------
                                                 Three Months      Six Months
                                                    Ended            Ended
                                                   June 30,         June 30,
                                                 2005    2004     2005    2004
--------------------------------------------------------------------------------
Net income                                      $ 186   $ 113    $ 331   $ 274
Other comprehensive income (loss):
   Change in unrealized gain (loss) on
     cash flow hedging instruments:
     Unrealized gain (loss)                        (8)      9        2      15
     Income tax (expense) benefit                   3      (4)      (1)     (6)
--------------------------------------------------------------------------------
     Net                                           (5)      5        1       9
--------------------------------------------------------------------------------
   Change in unrealized gain (loss)
     on securities available for sale:
     Unrealized gain (loss)                        26     (65)     (12)    (41)
     Income tax (expense) benefit                 (10)     24        5      15
--------------------------------------------------------------------------------
     Net                                           16     (41)      (7)    (26)
--------------------------------------------------------------------------------
   Foreign currency translation
     adjustment                                    (1)      -       (1)      -
--------------------------------------------------------------------------------
Total                                              10     (36)      (7)    (17)
--------------------------------------------------------------------------------
Comprehensive income                            $ 196   $  77    $ 324   $ 257
================================================================================


10.  Earnings Per Share

     Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. EPS under the basic and diluted computations are presented in the following table:

--------------------------------------------------------------------------------
                                                 Three Months      Six Months
                                                    Ended            Ended
                                                   June 30,         June 30,
                                                 2005    2004     2005    2004
--------------------------------------------------------------------------------
Net income                                     $  186  $  113   $  331  $  274
--------------------------------------------------------------------------------
Weighted-average common
   shares outstanding - basic                   1,300   1,352    1,305   1,350
Common stock equivalent shares
   related to stock incentive plans                14      21       15      24
--------------------------------------------------------------------------------
Weighted-average common
   shares outstanding - diluted                 1,314   1,373    1,320   1,374
================================================================================
Basic EPS:
Income from continuing operations              $  .14  $  .08   $  .26  $  .20
Gain (loss) from discontinued
   operations, net of tax                           -       -     (.01)      -
Net income                                     $  .14  $  .08   $  .25  $  .20
--------------------------------------------------------------------------------
Diluted EPS:
Income from continuing operations              $  .14  $  .08   $  .26  $  .19
Gain (loss) from discontinued
   operations, net of tax                           -       -     (.01)    .01
Net income                                     $  .14  $  .08   $  .25  $  .20
--------------------------------------------------------------------------------

     The computation of diluted EPS excludes outstanding stock options to purchase 69 million and 91 million shares for the second quarters of 2005 and 2004, respectively, and 70 million and 91 million shares for the first halves of 2005 and 2004, respectively, because the exercise prices for those options were greater than the average market price of the common shares, and therefore the effect would be antidilutive.

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


11.  Regulatory Requirements

     CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended (the Act).
     Under the Act, the Federal Reserve Board has established consolidated capital requirements for bank holding companies. The regulatory capital and ratios of the Company, U.S. Trust, United States Trust Company of New York (U.S. Trust NY), U.S. Trust Company, National Association (U.S. Trust NA), and Schwab Bank are presented in the following table:

--------------------------------------------------------------------------------
                                               2005                 2004
                                         ----------------     ----------------
June 30,                                 Amount Ratio (1)     Amount Ratio (1)
--------------------------------------------------------------------------------
Tier 1 Capital:
  Company                                $ 3,427   16.2%      $ 3,626   19.6%
  U.S. Trust                             $   735   13.7%      $   675   14.5%
  U.S. Trust NY                          $   418   10.3%      $   359   10.1%
  U.S. Trust NA                          $   284   22.9%      $   268   26.6%
  Schwab Bank                            $   437   21.5%      $   337   27.5%
Total Capital:
  Company                                $ 3,459   16.3%      $ 3,656   19.7%
  U.S. Trust                             $   759   14.2%      $   702   15.1%
  U.S. Trust NY                          $   439   10.8%      $   383   10.8%
  U.S. Trust NA                          $   288   23.1%      $   271   26.9%
  Schwab Bank                            $   439   21.6%      $   338   27.6%
Tier 1 Leverage:
  Company                                $ 3,427    7.6%      $ 3,626    8.0%
  U.S. Trust                             $   735    7.3%      $   675    7.9%
  U.S. Trust NY                          $   418    5.8%      $   359    5.6%
  U.S. Trust NA                          $   284    9.4%      $   268   10.7%
  Schwab Bank                            $   437    8.6%      $   337    9.2%
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

     Based on their respective regulatory capital ratios at June 30, 2005 and 2004, the Company, U.S. Trust, U.S. Trust NY, U.S. Trust NA, and Schwab Bank are considered well capitalized (the highest category) pursuant to banking regulatory guidelines.
     Schwab is subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule). Schwab computes net capital under the alternative method permitted by this Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. At June 30, 2005, 2% of aggregate debits was $205 million, which exceeded the minimum dollar requirement for Schwab of $250,000. At June 30, 2005, Schwab's net capital was $1.0 billion (10% of aggregate debit balances), which was $843 million in excess of its minimum required net capital and $535 million in excess of 5% of aggregate debit balances. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.


12.  Commitments and Contingent Liabilities

     Guarantees: The Company recognizes, at the inception of a guarantee, a liability for the estimated fair value of the obligation undertaken in issuing the guarantee. The fair values of the obligations relating to standby letters of credit (LOCs) are estimated based on fees charged to enter into similar agreements, considering the creditworthiness of the counterparties. The fair values of the obligations relating to other guarantees are estimated based on transactions for similar guarantees or expected present value measures.
     The Company provides certain indemnifications (i.e., protection against damage or loss) to counterparties in connection with the disposition of certain of its assets. Such indemnifications typically relate to title to the assets transferred, ownership of intellectual property rights (e.g., patents), accuracy of financial statements, compliance with laws and regulations, failure to pay, satisfy or discharge any liability, or to defend claims, as well as errors, omissions, and misrepresentations. Additionally, the Company has guaranteed certain payments in the event of a termination of certain mutual fund sub-advisor agreements, related to the adoption of AXA Rosenberg LLC's U.S. family of mutual funds, known as the Laudus Funds. These indemnification agreements have various expiration dates and the Company's liability under these agreements is generally limited. At June 30, 2005, the Company's maximum potential liability under the indemnification agreements with limits is approximately $185 million. The Company previously recorded a liability of approximately $30 million reflecting the estimated fair value of these indemnifications. The fair value of these indemnifications is not necessarily indicative of amounts that would be paid in the event a payment was required.
     LOCs are conditional commitments issued by U.S. Trust to guarantee the performance of a client to a third party. For example, LOCs can be used to guarantee performance under

                         THE CHARLES SCHWAB CORPORATION
              Notes to Condensed Consolidated Financial Statements
   (Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts,
                              Ratios, and as Noted)
                                   (Unaudited)


lease and other agreements by professional business corporations and for other purposes. The credit risk involved in issuing LOCs is essentially the same as that involved in extending loans. LOCs are generally partially or fully collateralized by cash, marketable equity securities, marketable debt securities (including corporate and U.S. Treasury debt securities), and other assets. At June 30, 2005, U.S. Trust had LOCs outstanding totaling $71 million which are short-term in nature and generally expire within one year. At June 30, 2005, the liability recorded for these LOCs is immaterial.
     The Company has clients that sell (i.e.,  write)  listed  option  contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company satisfies the margin requirements by arranging LOCs, in favor of the clearing houses, that are guaranteed by multiple banks. At June 30, 2005, the outstanding value of these LOCs totaled $630 million. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, that are guaranteed by multiple banks. At June 30, 2005, the outstanding value of these LOCs totaled $139 million. No funds were drawn under these LOCs at June 30, 2005.
     The Company also provides guarantees to securities clearing houses and exchanges under their standard membership agreement, which requires members to guarantee the performance of other members. Under the agreement, if another member becomes unable to satisfy its obligations to the clearing houses and exchanges, other members would be required to meet shortfalls. The Company's liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these arrangements is remote. Accordingly, no liability has been recognized for these transactions.
     Legal contingencies: The Company and its affiliates have been named in various legal proceedings arising from the conduct of its business. Some of these legal actions include claims for substantial or unspecified damages. The Company believes it has strong defenses and is vigorously contesting such actions. The Company is also involved, from time to time, in investigations and proceedings by regulatory and other governmental agencies, which may result in adverse judgments, fines or penalties. It is inherently difficult to predict the ultimate outcome of these legal and regulatory matters, particularly in cases in which claimants seek substantial or unspecified damages, and a substantial judgment, settlement or penalty could be material to the Company's operating results for a particular future period, depending on the Company's results for that period. However, based on current information, it is the opinion of management, after consultation with counsel, that the resolution of these matters will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.
     As part of the sale of SSCM to UBS, the Company agreed to indemnify UBS for expenses associated with certain litigation, including multiple purported securities class actions against SoundView Technology Group, Inc. (SoundView) and certain of its subsidiaries filed in the United District Court for the Southern District of New York, brought on behalf of persons who either directly or in the aftermarket purchased IPO securities between March 1997 and December 2000. The Company is vigorously contesting the claims on behalf of SoundView.


13. Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk

     Interest rate swaps: As part of its consolidated asset and liability management process, the Company utilizes interest rate swap agreements (Swaps) to manage interest rate risk.
     U.S. Trust uses LIBOR-based Swaps to hedge the interest rate risk associated with its variable rate deposits from banking clients and short-term borrowings. The Swaps are structured for U.S. Trust to receive a variable rate of interest and pay a fixed rate of interest. Information on these Swaps is summarized in the following table:

--------------------------------------------------------------------------------
                                                        June 30,   December 31,
                                                          2005         2004
--------------------------------------------------------------------------------
Notional principal amount                                $ 900        $ 625
Weighted-average variable interest rate                  3.35%        2.39%
Weighted-average fixed interest rate                     4.23%        4.25%
Weighted-average maturity (in years)                       3.0          3.3
--------------------------------------------------------------------------------

     These Swaps have been designated as cash flow hedges under SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, with changes in their fair values primarily recorded in other comprehensive income (loss), a component of stockholders' equity. At June 30, 2005, U.S. Trust recorded a derivative asset of $5 million and a derivative liability of $10 million related to these Swaps. At December 31, 2004, U.S. Trust recorded a derivative asset of $3 million and a derivative liability of $9 million related to these Swaps. Based on current interest rate assumptions and assuming no additional Swap agreements are entered into, U.S. Trust expects to reclassify approximately $3 million, or $2 million after tax, from other comprehensive loss to interest expense over the next twelve months.

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


     CSC uses Swaps to effectively convert the interest rate characteristics of a portion of its Medium-Term Notes from fixed to variable. These Swaps are structured for CSC to receive a fixed rate of interest and pay a variable rate of interest based on the three-month LIBOR rate. The variable interest rates reset every three months. Information on these Swaps is summarized in the following table:

--------------------------------------------------------------------------------
                                                        June 30,   December 31,
                                                          2005         2004
--------------------------------------------------------------------------------
Notional principal amount                                $ 293        $ 293
Weighted-average variable interest rate                  5.78%        4.85%
Weighted-average fixed interest rate                     7.57%        7.57%
Weighted-average maturity (in years)                       3.8          4.3
--------------------------------------------------------------------------------

     These Swaps have been designated as fair value hedges under SFAS No. 133, and are recorded on the Company's condensed consolidated balance sheet. Changes in the fair value of the Swaps are completely offset by changes in fair value of the hedged Medium-Term Notes. Therefore, there is no effect on net income. At June 30, 2005 and December 31, 2004, CSC recorded a derivative asset of $11 million and $13 million, respectively, for these Swaps. Concurrently, the carrying value of the Medium-Term Notes was increased by $11 million and $13 million, at June 30, 2005 and December 31, 2004, respectively.

     Forward sale and interest rate lock commitments: Schwab Bank's loans held for sale portfolio consists of fixed- and adjustable-rate mortgages, which are subject to a loss in value when market interest rates rise. Schwab Bank uses forward sale commitments to manage this risk. These forward sale commitments have been designated as cash flow hedging instruments of the loans held for sale. Accordingly, the fair values of these forward sale commitments are recorded on the Company's condensed consolidated balance sheet, with gains or losses recorded in other comprehensive income (loss). At June 30, 2005 and December 31, 2004, the derivative asset or liability recorded by Schwab Bank for these forward sale commitments was immaterial.
     Additionally, Schwab Bank uses forward sale commitments to hedge interest rate lock commitments issued on mortgage loans that will be held for sale. Schwab Bank considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely based on changes in market interest rates. Any changes in fair value of the interest rate lock commitments are completely offset by changes in fair value of the related forward sale commitments. Schwab Bank had interest rate lock commitments on mortgage loans to be held for sale with principal balances totaling approximately $195 million and $110 million at June 30, 2005 and December 31, 2004, respectively. The fair values of these interest rate lock commitments and the related forward sale commitments were immaterial at both June 30, 2005 and December 31, 2004.


14.      Segment Information

     The Company structures its segments according to its various types of clients and the services provided to those clients. These segments have been aggregated, based on similarities in economic characteristics, types of clients, services provided, distribution channels, and regulatory environment, into three reportable segments - Individual Investor, Institutional Investor, and U.S. Trust. As a result of the Company's exit from the capital markets business in 2004, the previously-reported Capital Markets segment has been eliminated.
     In the first quarter of 2005, the Company refined its activity-based costing model related to its allocation of certain support costs (e.g., corporate and general administrative expenses), which reduced costs allocated to the U.S. Trust segment and increased costs allocated to the remaining segments. Previously-reported segment information has been revised to reflect this change.
     The Company periodically reallocates certain revenues and expenses among the segments to align them with changes in the Company's organizational structure. Previously-reported segment information has been revised to reflect changes during the year in the Company's internal organization. The Company evaluates the performance of its segments excluding items such as restructuring charges, impairment charges, discontinued operations, and extraordinary items. Intersegment revenues are not material and are therefore not disclosed. Total revenues, income from continuing operations before taxes on income, and net income are equal to the amounts as reported on the Company's condensed consolidated statement of income.

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


     Financial information for the Company's reportable segments is presented in the following table:

--------------------------------------------------------------------------------
                                                 Three Months      Six Months
                                                    Ended            Ended
                                                   June 30,         June 30,
                                                 2005    2004     2005    2004
--------------------------------------------------------------------------------
Revenues:
Individual Investor                            $  610  $  610   $1,209  $1,287
Institutional Investor                            242     223      480     456
U.S. Trust                                        201     194      408     375
Unallocated                                        34       7       49      24
--------------------------------------------------------------------------------
  Total                                        $1,087  $1,034   $2,146  $2,142
================================================================================
Income from continuing operations
  before taxes on income:
Individual Investor                            $  177  $   95   $  319  $  248
Institutional Investor                             85      63      168     141
U.S. Trust (1)                                     22      16       57      27
Unallocated                                        19      (3)      26      (1)
Excluded items (2)                                  -      (2)     (21)     (2)
--------------------------------------------------------------------------------
Income from continuing operations
  before taxes on income                          303     169      549     413
Taxes on income                                  (117)    (62)    (212)   (147)
Gain (loss) from discontinued
  operations, net of tax                            -       6       (6)      8
--------------------------------------------------------------------------------
Net income                                     $  186  $  113   $  331  $  274
================================================================================
(1) Amounts include costs (e.g., corporate and general administrative expenses) of $13 million in each of the second quarters of 2005 and 2004, and $23 million in each of the first halves of 2005 and 2004, allocated to U.S. Trust.
(2) Includes pre-tax restructuring charges of $21 million in the first half of 2005, and $2 million in the second quarter and first half of 2004 (see note "4 - Restructuring").


15.  Supplemental Cash Flow Information

     Certain information affecting the cash flows of the Company is presented in the following table:

--------------------------------------------------------------------------------
                                                                  Six Months
                                                                    Ended
                                                                   June 30,
                                                                 2005    2004
--------------------------------------------------------------------------------
Income taxes paid                                               $ 151   $ 137
--------------------------------------------------------------------------------
Interest paid:
   Brokerage client cash balances                               $ 174   $  30
   Deposits from banking clients                                   84      52
   Long-term debt                                                  13      16
   Short-term borrowings                                           18       2
   Other                                                            8       5
--------------------------------------------------------------------------------
Total interest paid                                             $ 297   $ 105
================================================================================
Non-cash investing and financing activities:
Common stock and options issued
   for purchase of a business                                       -   $   3
Securities available for sale (1)                               $  35       -
Treasury stock (1)                                              $  12       -
--------------------------------------------------------------------------------
(1)  Amount purchased during the period, but settled after period end.

                         THE CHARLES SCHWAB CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

                                    Overview

     Management of the Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key financial and non-financial metrics in evaluating the Company's financial position and operating performance. Results for the second quarter and first half of 2005 are shown in the following table:

--------------------------------------------------------------------------------
                                             Three Months         Six Months
                                                Ended               Ended
                                               June 30,            June 30,
                                            2005      2004      2005      2004
--------------------------------------------------------------------------------
Client Activity Metrics:
Net new client assets (in billions)     $   11.2    $  6.7    $ 27.3    $ 20.5
   Percentage change                         67%                 33%
Client assets
   (in billions, at quarter end)        $1,105.6    $998.3
   Percentage change                         11%
Daily average revenue trades
   (in thousands)                          176.5     142.2     183.7     160.1
   Percentage change                         24%                 15%
Company Financial Metrics:
Revenue growth from
   prior year's period (1)                    5%        6%         -       17%
Pre-tax profit margin from
   continuing operations (1)               27.9%     16.3%     25.6%     19.3%
Return on stockholders' equity               17%       10%       15%       12%
Annualized revenue per average
   full-time equivalent employee (1)
   (annualized, in thousands)           $    317    $  251    $  309    $  262
   Percentage change                         26%                 18%
Revenue on client assets (2)                  40        42        40        43
   Percentage change                         (5%)                (7%)
--------------------------------------------------------------------------------
(1) Prior period amounts have been adjusted to reflect the sale of the Company's capital markets business.

(2)  Represents annualized basis points of revenue per dollar of client assets.

     During the second quarter of 2005, the Company continued to actively pursue the strategy it established during the prior year by working to build client awareness of its improved pricing as well as enhancing its personal service capabilities, while leveraging enhanced productivity and efficiency into stronger financial performance. Assets in client accounts were $1.106 trillion at June 30, 2005, the highest level in the Company's history, up 11% from a year ago. Net new client assets of $11.2 billion for the second quarter of 2005 were up 67% from the year-ago level and included $9.5 billion in accounts with an ongoing advice component (includes accounts enrolled in Schwab Private Client(TM) and Schwab Advised Investing(TM), accounts managed by independent investment advisors, and U.S. Trust(R) accounts). Revenues grew on a year-over-year basis, rising by 5% compared to the second quarter of 2004. This increase was primarily due to growth in client assets combined with higher interest rate spreads resulting from the higher interest rate environment. These factors contributed to a 16% increase in non-trading revenues (which include asset management and administration fees, net interest revenue, and other revenues) to $900 million, a record high for the Company. This increase was partially offset by the effect of a series of price reductions over the past year, which resulted in a 28% decline in trading revenues, despite a 24% increase in daily average revenue trades. Past restructuring initiatives and ongoing cost management efforts resulted in a 9% decline in total expenses compared to the second quarter of 2004, primarily due to reduced compensation and occupancy costs. Pre-tax profit margin from continuing operations was 27.9%, which represents an increase from 16.3% in the second quarter of 2004 and the second-highest level in the Company's history. Net income grew to $186 million, up 65% compared to the year-earlier quarter, the third-highest level in the Company's history. During the second quarter of 2005, annualized revenue per average full-time equivalent employee reached a Company record level of $317,000, resulting from past restructuring initiatives combined with improved financial performance.


                                Subsequent Events

     On July 28, 2005, the Board of Directors authorized the repurchase of up to $300 million of CSC's common stock in addition to the remaining authorization previously granted by the Board of Directors on April 28, 2005.
     On July 28, 2005, on the recommendation of the Nominating and Corporate Governance Committee, the Board of Directors of CSC appointed William F.
Aldinger to the Board of Directors to serve as a member of the class of directors whose term expires at the annual meeting of stockholders in 2007.

                         THE CHARLES SCHWAB CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


                        Quarterly Results of Operations

--------------------------------------------------------------------------------
                                                      Three Months
                                                         Ended
                                                        June 30,       Percent
                                                     2005      2004    Change
--------------------------------------------------------------------------------
Non-trading revenues                               $  900    $  773      16%
Trading revenue                                       187       261     (28%)
--------------------------------------------------------------------------------
Total revenues                                      1,087     1,034       5%
Expenses excluding interest                           784       865      (9%)
--------------------------------------------------------------------------------
Income from continuing operations
   before taxes on income                             303       169      79%
Taxes on income                                      (117)      (62)     89%
--------------------------------------------------------------------------------
Income from continuing operations                     186       107      74%
Gain from discontinued operations,
   net of tax                                           -         6    (100%)
--------------------------------------------------------------------------------
Net income                                         $  186    $  113      65%
================================================================================
Earnings per share - diluted                       $  .14    $  .08      75%
Pre-tax profit margin from continuing
   operations                                       27.9%     16.3%
Effective income tax rate on income from
   continuing operations                            38.6%     36.7%
--------------------------------------------------------------------------------

     The increase in non-trading revenues was due to increases in net interest revenue, resulting primarily from higher levels of market interest rates and loans to clients, and asset management and administration fees, resulting primarily from higher levels of client assets and higher asset-based fees from certain client relationships. The decrease in trading revenue was primarily due to lower average revenue earned per revenue trade resulting from reductions in the Company's commission pricing, partially offset by higher client trading activity.
     The decrease in expenses excluding interest was mainly due to a $38 million, or 8%, decrease in compensation and benefits expense, primarily due to a reduction in full-time equivalent employees, partially offset by higher levels of discretionary bonuses and incentives to employees, and a $19 million, or 19%, decrease in occupancy and equipment expense, primarily due to the Company's restructuring initiatives and other expense reduction measures. The increase in the effective income tax rate from the second quarter of 2004 was primarily due to higher state taxes in 2005.

Segment Information: The Company provides financial services to individuals and institutional clients through three segments - Individual Investor, Institutional Investor, and U.S. Trust. The Individual Investor segment includes the Company's retail brokerage and banking operations. The Institutional Investor segment provides custodial, trading and support services to independent investment advisors, serves company 401(k) plan sponsors and third-party administrators, and supports company stock option plans. The U.S. Trust segment provides investment, wealth management, custody, fiduciary, and private banking services to individual and institutional clients.
     As detailed in note "14 - Segment Information" in the Notes to Condensed Consolidated Financial Statements, income from continuing operations before taxes on income was $303 million for the second quarter of 2005, up $134 million, or 79%, from the second quarter of 2004 primarily due to increases of $82 million, or 86%, in the Individual Investor segment, and $22 million, or 35%, in the Institutional Investor segment. The increase in the Individual Investor segment was primarily due to lower expenses related to the Company's past restructuring initiatives. The increase in the Institutional Investor segment was primarily due to higher revenues resulting from increased levels of client assets and higher interest rate spreads resulting from the higher interest rate environment, as well as lower expenses related to the Company's past restructuring initiatives.

Restructuring: As of June 30, 2005, the Company has recorded facilities restructuring reserves of $214 million, net of estimated future sublease income of approximately $310 million, from past restructuring initiatives. This estimated future sublease income amount is determined based upon a number of factors, including current and expected commercial real estate lease rates in the respective properties' real estate markets, and estimated vacancy periods prior to execution of tenant subleases. At June 30, 2005 and December 31, 2004, approximately 90% and 80%, respectively, of the total square footage targeted for sublease under the restructuring initiatives has been subleased.
     The actual costs of the Company's restructuring initiatives, as detailed in note "4 - Restructuring" in the Notes to Condensed Consolidated Financial Statements, could differ from the estimated costs, depending primarily on the Company's ability to sublease properties.

Discontinued Operations: On October 29, 2004, the Company completed the sale of its capital markets business to UBS Securities LLC and UBS Americas Inc., (collectively referred to as UBS) and thereby eliminated the revenues and expenses unique to the capital markets business, including commissions earned on trades from institutional clients, principal transaction revenues on OTC listed and Nasdaq market-making operations, and commission expense and floor-brokerage expense on institutional client trading activity. In connection with the sale, the Company entered into eight-year order routing and execution services agreements with UBS for handling of Charles Schwab & Co., Inc. (Schwab)'s equity and listed options order flow. Pursuant to these agreements, UBS will

                         THE CHARLES SCHWAB CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


generally execute equity and options orders without commission or other charges. Certain ongoing fees will apply for orders that require special handling or entail additional costs, and such fees are expected to be insignificant. The results of operations, net of income taxes, and cash flows of the capital markets business have been presented as discontinued operations on the Company's condensed consolidated statements of income and of cash flows for all periods. No gain or loss from discontinued operations was recorded for the second quarter of 2005. For the second quarter of 2004, the Company recorded a gain from discontinued operations, net of tax, of $6 million.


REVENUES

     The Company categorizes its revenues as either non-trading or trading. As shown in the following table, non-trading revenues increased, while trading revenue decreased, in the second quarter of 2005 from the second quarter of 2004.


                                                   THE CHARLES SCHWAB CORPORATION
                        Management's Discussion and Analysis of Financial Condition and Results of Operations
                                     (Tabular Amounts in Millions, Except Ratios, and as Noted)

Sources of Revenues


Three Months Ended June 30,
------------------------------------------------------------------------------------------------------------------------------------


                                                                         Growth Rate
                                                                           1-year              2005                    2004
                                                                                      ----------------------------------------------
                                                                          2004-2005      Amount    Percent       Amount    Percent
                                                                        ------------------------------------------------------------
Non-Trading Revenues
Asset management and administration fees
     Mutual fund service fees:
        Proprietary funds (Schwab Funds(R),
          Excelsior(R), and other)                                               3%     $   222        20%      $   216        21%
        Mutual Fund OneSource(R)                                                15%         107        10%           93         9%
        Other                                                                   (7%)         14         2%           15         1%
     Asset management and related services                                       8%         209        19%          193        19%
------------------------------------------------------------------------------------------------------------------------------------
Asset management and administration fees                                         7%         552        51%          517        50%
------------------------------------------------------------------------------------------------------------------------------------

Net interest revenue
     Interest revenue:
        Margin loans to clients                                                 42%         152        14%          107        10%
        Investments, client-related                                            106%         128        12%           62         6%
        Loans to banking clients                                                36%          90         8%           66         6%
        Securities available for sale                                           61%          53         5%           33         3%
        Other                                                                   n/m          41         4%            7         1%
------------------------------------------------------------------------------------------------------------------------------------
     Interest revenue                                                           69%         464        43%          275        26%
     Interest expense:
        Brokerage client cash balances                                          n/m          94         9%           15         1%
        Deposits from banking clients                                          122%          51         5%           23         2%
        Long-term debt                                                           -            8         1%            8         1%
        Short-term borrowings                                                  200%           9         1%            3         -
        Other                                                                  150%           5         -             2         -
------------------------------------------------------------------------------------------------------------------------------------
     Interest expense                                                          227%         167        16%           51         4%
------------------------------------------------------------------------------------------------------------------------------------
Net interest revenue                                                            33%         297        27%          224        22%
------------------------------------------------------------------------------------------------------------------------------------

Other                                                                           59%          51         5%           32         3%
------------------------------------------------------------------------------------------------------------------------------------
        Total Non-Trading Revenues                                              16%         900        83%          773        75%
------------------------------------------------------------------------------------------------------------------------------------

Trading Revenue
Commissions                                                                    (32%)        162        15%          239        23%
Principal transactions                                                          14%          25         2%           22         2%
------------------------------------------------------------------------------------------------------------------------------------
        Total Trading Revenue                                                  (28%)        187        17%          261        25%
------------------------------------------------------------------------------------------------------------------------------------

Total Revenues                                                                   5%     $ 1,087       100%      $ 1,034       100%
====================================================================================================================================

n/m     Not meaningful.

                                                               - 17 -

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


     While the Individual Investor and Institutional Investor segments generate both non-trading and trading revenues, the U.S. Trust segment generates primarily non-trading revenues. Revenues by segment are as shown in the following table:

--------------------------------------------------------------------------------
                                                      Three Months
                                                         Ended
                                                        June 30,       Percent
                                                     2005      2004    Change
--------------------------------------------------------------------------------
Individual Investor                                $  610    $  610       -
Institutional Investor                                242       223       9%
U.S. Trust                                            201       194       4%
Unallocated                                            34         7      n/m
--------------------------------------------------------------------------------
   Total                                           $1,087    $1,034       5%
================================================================================
n/m  Not meaningful.

     The increase in unallocated revenues from the second quarter of 2004 was primarily due to higher unrealized gains on equity investments. See note "14 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.

Asset Management and Administration Fees

     Asset management and administration fees include mutual fund service fees, as well as fees for other asset-based financial services provided to individual and institutional clients.
     The increase in asset management and administration fees from the second quarter of 2004 was primarily due to higher levels of client assets and higher asset-based fees from certain client relationships, including increases in average assets in Schwab's Mutual Fund OneSource service.

Net Interest Revenue

     Net interest revenue is the difference between interest earned on certain assets (mainly margin loans to clients, investments of segregated client cash balances, loans to banking clients, and securities available for sale) and interest paid on supporting liabilities (mainly deposits from banking clients and brokerage client cash balances).
     Client-related daily average balances, interest rates, and average net interest spread for the second quarters of 2005 and 2004 are summarized in the following table:

--------------------------------------------------------------------------------
                                                               Three Months
                                                                  Ended
                                                                 June 30,
                                                             2005        2004
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Investments (client-related):
  Average balance outstanding                             $17,645     $20,461
  Average interest rate                                     2.91%       1.21%
Margin loans to clients:
  Average balance outstanding                             $ 9,506     $ 9,175
  Average interest rate                                     6.42%       4.69%
Loans to banking clients:
  Average balance outstanding                             $ 7,385     $ 6,335
  Average interest rate                                     4.89%       4.14%
Securities available for sale:
  Average balance outstanding                             $ 5,255     $ 4,000
  Average interest rate                                     4.01%       3.36%
Average yield on interest-earning assets                    4.26%       2.74%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                             $22,450     $23,980
  Average interest rate                                     1.69%        .25%
Interest-bearing banking deposits:
  Average balance outstanding                             $11,263     $ 8,858
  Average interest rate                                     1.80%       1.04%
Other interest-bearing sources:
  Average balance outstanding                             $ 1,654     $ 2,874
  Average interest rate                                     2.34%        .97%
Average noninterest-bearing portion                       $ 4,424     $ 4,259
Average interest rate on funding sources                    1.56%        .45%
Summary:
  Average yield on interest-earning assets                  4.26%       2.74%
  Average interest rate on funding sources                  1.56%        .45%
--------------------------------------------------------------------------------
Average net interest spread                                 2.70%       2.29%
================================================================================

     The increase in net interest revenue from the second quarter of 2004 was primarily due to higher levels of market interest rates and changes in the composition of interest-earning assets, including increases in loans to banking clients, securities available for sale, and margin loan balances, partially offset by a decrease in client-related investments. Additionally, the Company's average net interest spread increased from the second quarter of 2004 as the average yield on interest-earning assets increased more than the average interest rate on funding sources.

                         THE CHARLES SCHWAB CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


Other Revenues

     Other revenues include net gains and losses on certain investments, fees for services (such as transfer of assets), account service fees, and software maintenance fees. The increase in other revenues from the second quarter of 2004 was primarily due to unrealized gains on equity securities. Certain of these securities are restricted from sale until the third quarter of 2005.

Trading Revenue

     Trading revenue includes commission and principal transaction revenues. The Company earns commission revenues by executing client trades. Principal transaction revenues are primarily comprised of revenues from client fixed income securities trading activity.
     The decrease in trading revenue from the second quarter of 2004 was primarily due to lower average revenue earned per revenue trade as a result of significant reductions in commission pricing for a wide range of clients in the first half of 2005 and second and fourth quarters of 2004, partially offset by higher daily average revenue trades.
     As shown in the following table, average revenue earned per revenue trade decreased 46% while daily average revenue trades executed by the Company increased 24% in the second quarter of 2005.

--------------------------------------------------------------------------------
                                                      Three Months
                                                         Ended
                                                        June 30,       Percent
                                                     2005      2004    Change
--------------------------------------------------------------------------------
Daily average revenue trades
   (in thousands) (1)                               176.5     142.2      24%
Accounts that traded (in thousands)                 1,272     1,233       3%
Average revenue trades
   per account that traded                            8.9       7.2      24%
Trading frequency proxy (2)                           3.2       3.3      (3%)
Number of trading days                               64.0      62.0       3%
Average revenue earned
   per revenue trade (3)                           $16.28    $30.06     (46%)
Online trades as a percentage of
   total trades                                       91%       89%
--------------------------------------------------------------------------------
(1) Includes all client trades (both individuals and institutions) that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).
(2)  Represents annualized revenue trades per $100,000 in total client assets.
(3) The prior period amount has been adjusted to reflect the sale of the Company's capital markets business.

     The Company continually monitors its pricing in relation to competitors and periodically adjusts prices to enhance its competitive position.


EXPENSES EXCLUDING INTEREST

     As shown in the table below, total expenses excluding interest decreased in the second quarter of 2005 primarily due to lower compensation and benefits expense and occupancy and equipment expense.

--------------------------------------------------------------------------------
                                                      Three Months
                                                         Ended
                                                        June 30,       Percent
                                                     2005      2004    Change
--------------------------------------------------------------------------------
Compensation and benefits                           $ 455     $ 493      (8%)
Occupancy and equipment                                81       100     (19%)
Professional services                                  57        61      (7%)
Depreciation and amortization                          51        53      (4%)
Communications                                         48        56     (14%)
Advertising and market development                     43        46      (7%)
Commissions, clearance and floor brokerage             10        11      (9%)
Restructuring charges                                   -         2    (100%)
Other                                                  39        43      (9%)
--------------------------------------------------------------------------------
   Total                                            $ 784     $ 865      (9%)
================================================================================
Expenses as a percentage of total revenues:
   Total expenses, excluding interest                 72%       84%
   Compensation and benefits                          42%       48%
   Advertising and market development                  4%        4%
--------------------------------------------------------------------------------

Compensation and Benefits

     The decrease in compensation and benefits expense from the second quarter of 2004 was primarily due to a reduction in full-time equivalent employees through the Company's 2004 cost reduction effort and lower levels of employee benefits, partially offset by higher levels of discretionary bonuses to employees and incentive compensation. The following table shows a comparison of certain compensation and benefits components and employee data:

--------------------------------------------------------------------------------
                                                      Three Months
                                                         Ended
                                                        June 30,       Percent
                                                     2005      2004    Change
--------------------------------------------------------------------------------
Salaries and wages                                  $ 274     $ 316     (13%)
Incentive and variable compensation                   112        97      15%
Employee benefits and other                            69        80     (14%)
--------------------------------------------------------------------------------
   Total                                            $ 455     $ 493      (8%)
================================================================================
Full-time equivalent employees (1)
   (in thousands)
   At quarter end                                    13.6      16.3     (17%)
   Average                                           13.7      16.5     (17%)
--------------------------------------------------------------------------------
(1) Includes full-time, part-time and temporary employees, and persons employed on a contract basis. Prior year amounts have been adjusted to reflect the sale of the Company's capital markets business.

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

Expenses Excluding Compensation and Benefits

     The decrease in occupancy and equipment expense from the second quarter of 2004 was primarily due to the Company's past restructuring initiatives and other expense reduction measures (see Quarterly Results of Operations - Restructuring).


                       Year-to-date Results of Operations

--------------------------------------------------------------------------------
                                                       Six Months
                                                         Ended
                                                        June 30,       Percent
                                                     2005      2004    Change
--------------------------------------------------------------------------------
Non-trading revenues                               $1,752    $1,520      15%
Trading revenue                                       394       622     (37%)
--------------------------------------------------------------------------------
Total revenues                                      2,146     2,142       -
Expenses excluding interest                         1,597     1,729      (8%)
--------------------------------------------------------------------------------
Income from continuing operations
   before taxes on income                             549       413      33%
Taxes on income                                      (212)     (147)     44%
--------------------------------------------------------------------------------
Income from continuing operations                     337       266      27%
Gain (loss) from discontinued operations,
   net of tax                                          (6)        8      n/m
--------------------------------------------------------------------------------
Net income                                         $  331    $  274      21%
================================================================================
Earnings per share - diluted                       $  .25    $  .20      25%
Pre-tax profit margin from continuing
   operations                                       25.6%     19.3%
Effective income tax rate on income from
   continuing operations                            38.6%     35.6%
--------------------------------------------------------------------------------
n/m   Not meaningful.

     The increase in non-trading revenues and decrease in trading revenue were due to the factors described in the comparison between the three-month periods in Quarterly Results of Operations.
     The decrease in expenses excluding interest was primarily due to the factors described in the comparison between the three-month periods, as well as a decrease in advertising and market development expense from the first half of 2004, primarily due to lower television and other media spending. The increase in the effective income tax rate from the first half of 2004 was primarily due to a favorable tax settlement in the first half of 2004, and higher state taxes in 2005.

Segment Information: As detailed in note "14 - Segment Information" in the Notes to Condensed Consolidated Financial Statements, income from continuing operations before taxes on income was $549 million for the first half of 2005, up $136 million, or 33%, from the first half of 2004 primarily due to increases of $71 million, or 29%, in the Individual Investor segment, $27 million, or 19% in the Institutional Investor segment, and $30 million, or 111%, in the U.S. Trust segment, partially offset by restructuring expense. The increases in the Individual Investor and Institutional Investor segments were primarily due to the factors discussed in the comparison between the three-month periods. The increase in the U.S. Trust segment was primarily due to higher asset-based fees and expenses that were essentially unchanged from the prior-year level.

Restructuring: The Company recorded pre-tax restructuring charges of $21 million in the first half of 2005, primarily comprised of severance costs for employees terminated in 2005, and remaining severance costs for employees terminated in the fourth quarter of 2004 which became contractual obligations only when the terminated employees signed severance agreements in the first quarter of 2005. The Company recorded pre-tax restructuring charges of $2 million in the first half of 2004.

Discontinued Operations: For the first half of 2005, the Company recorded a loss from discontinued operations, net of tax, of $6 million, which included a tax adjustment, facility exit costs, and severance costs for transitional employees associated with the Company's sale of its capital markets business. For the first half of 2004, the Company recorded a gain from discontinued operations, net of tax, of $8 million.


REVENUES

     As shown in the following table, non-trading revenues increased, while trading revenue decreased, in the first half of 2005 from the first half of 2004.


                                                   THE CHARLES SCHWAB CORPORATION
                        Management's Discussion and Analysis of Financial Condition and Results of Operations
                                     (Tabular Amounts in Millions, Except Ratios, and as Noted)

Sources of Revenues


Six Months Ended June 30,
------------------------------------------------------------------------------------------------------------------------------------


                                                                         Growth Rate
                                                                           1-year              2005                    2004
                                                                                      ----------------------------------------------
                                                                          2004-2005      Amount    Percent       Amount    Percent
                                                                        ------------------------------------------------------------
Non-Trading Revenues
Asset management and administration fees
     Mutual fund service fees:
        Proprietary funds (Schwab Funds(R),
          Excelsior(R), and other)                                               3%     $   441        21%      $   429        20%
        Mutual Fund OneSource(R)                                                15%         212        10%          185         9%
        Other                                                                    -           29         1%           29         1%
     Asset management and related services                                       9%         417        19%          381        18%
------------------------------------------------------------------------------------------------------------------------------------
Asset management and administration fees                                         7%       1,099        51%        1,024        48%
------------------------------------------------------------------------------------------------------------------------------------

Net interest revenue
     Interest revenue:
        Margin loans to clients                                                 39%         293        14%          211        10%
        Investments, client-related                                             94%         240        11%          124         6%
        Loans to banking clients                                                33%         169         8%          127         6%
        Securities available for sale                                           62%         102         5%           63         3%
        Other                                                                   n/m          72         3%           13         -
------------------------------------------------------------------------------------------------------------------------------------
     Interest revenue                                                           63%         876        41%          538        25%
     Interest expense:
        Brokerage client cash balances                                          n/m         175         8%           30         2%
        Deposits from banking clients                                           80%          90         4%           50         2%
        Long-term debt                                                           6%          17         1%           16         1%
        Short-term borrowings                                                  200%          15         1%            5         -
        Other                                                                  100%           8         -             4         -
------------------------------------------------------------------------------------------------------------------------------------
     Interest expense                                                          190%         305        14%          105         5%
------------------------------------------------------------------------------------------------------------------------------------
Net interest revenue                                                            32%         571        27%          433        20%
------------------------------------------------------------------------------------------------------------------------------------

Other                                                                           30%          82         4%           63         3%
------------------------------------------------------------------------------------------------------------------------------------
        Total Non-Trading Revenues                                              15%       1,752        82%        1,520        71%
------------------------------------------------------------------------------------------------------------------------------------

Trading Revenue
Commissions                                                                    (39%)        350        16%          575        27%
Principal transactions                                                          (6%)         44         2%           47         2%
------------------------------------------------------------------------------------------------------------------------------------
        Total Trading Revenue                                                  (37%)        394        18%          622        29%
------------------------------------------------------------------------------------------------------------------------------------

Total Revenues                                                                   -      $ 2,146       100%      $ 2,142       100%
====================================================================================================================================

n/m     Not meaningful.

                                                               - 21 -

                         THE CHARLES SCHWAB CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


     Revenues by segment are as shown in the following table:

--------------------------------------------------------------------------------
                                                       Six Months
                                                         Ended
                                                        June 30,       Percent
                                                     2005      2004    Change
--------------------------------------------------------------------------------
Individual Investor                                $1,209    $1,287      (6%)
Institutional Investor                                480       456       5%
U.S. Trust                                            408       375       9%
Unallocated                                            49        24     104%
--------------------------------------------------------------------------------
   Total                                           $2,146    $2,142       -
================================================================================

     See note "14 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.

Asset Management and Administration Fees

     The increase in asset management and administration fees from the first half of 2004 was primarily due to the factors discussed in the comparison between the three-month periods.

Net Interest Revenue

     Client-related daily average balances, interest rates, and average net interest spread for the first halves of 2005 and 2004 are summarized in the following table:

--------------------------------------------------------------------------------
                                                                Six Months
                                                                  Ended
                                                                 June 30,
                                                             2005        2004
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Investments (client-related):
  Average balance outstanding                             $18,221     $20,751
  Average interest rate                                     2.65%       1.19%
Margin loans to clients:
  Average balance outstanding                             $ 9,560     $ 9,009
  Average interest rate                                     6.16%       4.69%
Loans to banking clients:
  Average balance outstanding                             $ 7,121     $ 6,068
  Average interest rate                                     4.75%       4.17%
Securities available for sale:
  Average balance outstanding                             $ 5,194     $ 3,728
  Average interest rate                                     3.93%       3.40%
Average yield on interest-earning assets                    4.03%       2.68%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                             $22,985     $23,952
  Average interest rate                                     1.53%        .25%
Interest-bearing banking deposits:
  Average balance outstanding                             $10,970     $ 8,537
  Average interest rate                                     1.63%       1.17%
Other interest-bearing sources:
  Average balance outstanding                             $ 1,626     $ 2,857
  Average interest rate                                     2.23%        .88%
Average noninterest-bearing portion                       $ 4,515     $ 4,210
Average interest rate on funding sources                    1.41%        .47%
Summary:
  Average yield on interest-earning assets                  4.03%       2.68%
  Average interest rate on funding sources                  1.41%        .47%
--------------------------------------------------------------------------------
Average net interest spread                                 2.62%       2.21%
================================================================================

     The increase in net interest revenue from the first half of 2004 was primarily due to the factors described in the comparison between the three-month periods.

Other Revenues

     The increase in other revenues from the first half of 2004 was due to the factor described in the comparison between the three-month periods.

Trading Revenue

     The decrease in trading revenue from the first half of 2004 was primarily due to the factors discussed in the comparison between the three-month periods.

                         THE CHARLES SCHWAB CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


     As shown in the following table, average revenue earned per revenue trade decreased 46% while daily average revenue trades executed by the Company increased 15% in the first half of 2005.

--------------------------------------------------------------------------------
                                                       Six Months
                                                         Ended
                                                        June 30,       Percent
                                                     2005      2004    Change
--------------------------------------------------------------------------------
Daily average revenue trades
   (in thousands) (1)                               183.7     160.1      15%
Accounts that traded (in thousands)                 1,924     1,979      (3%)
Average revenue trades
   per account that traded                           11.9      10.0      19%
Trading frequency proxy (2)                           3.4       3.7      (8%)
Number of trading days                              125.0     124.0       1%
Average revenue earned
   per revenue trade (3)                           $17.13    $31.79     (46%)
Online trades as a percentage of
   total trades                                       91%       89%
--------------------------------------------------------------------------------
(1) Includes all client trades (both individuals and institutions) that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).
(2)  Represents annualized revenue trades per $100,000 in total client assets.
(3) The prior period amount has been adjusted to reflect the sale of the Company's capital markets business.


EXPENSES EXCLUDING INTEREST

     As shown in the table below, total expenses excluding interest decreased in the first half of 2005 primarily due to lower compensation and benefits expense, occupancy and equipment expense, and advertising and market development expense, partially offset by higher restructuring charges.

--------------------------------------------------------------------------------
                                                       Six Months
                                                         Ended
                                                        June 30,       Percent
                                                     2005      2004    Change
--------------------------------------------------------------------------------
Compensation and benefits                          $  909    $  975      (7%)
Occupancy and equipment                               163       202     (19%)
Professional services                                 119       119       -
Depreciation and amortization                         105       109      (4%)
Communications                                         99       117     (15%)
Advertising and market development                     79       108     (27%)
Commissions, clearance and floor brokerage             19        20      (5%)
Restructuring charges                                  21         2      n/m
Other                                                  83        77       8%
--------------------------------------------------------------------------------
   Total                                           $1,597    $1,729      (8%)
================================================================================
Expenses as a percentage of total revenues:
   Total expenses, excluding interest                 74%       81%
   Compensation and benefits                          42%       46%
   Advertising and market development                  4%        5%
--------------------------------------------------------------------------------
n/m - Not meaningful.

Compensation and Benefits

     The decrease in compensation and benefits expense from the first half of 2004 was primarily due to the factors described in the comparison between the three-month periods. The following table shows a comparison of certain compensation and benefits components and employee data:

--------------------------------------------------------------------------------
                                                       Six Months
                                                         Ended
                                                        June 30,       Percent
                                                     2005      2004    Change
--------------------------------------------------------------------------------
Salaries and wages                                  $ 545     $ 629     (13%)
Incentive and variable compensation                   217       182      19%
Employee benefits and other                           147       164     (10%)
--------------------------------------------------------------------------------
   Total                                            $ 909     $ 975      (7%)
================================================================================
Full-time equivalent employees
   (average, in thousands) (1)                       13.9      16.4     (15%)
--------------------------------------------------------------------------------
(1) Includes full-time, part-time and temporary employees, and persons employed on a contract basis. The prior period amount has been adjusted to reflect the sale of the Company's capital markets business.

                         THE CHARLES SCHWAB CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


Expenses Excluding Compensation and Benefits

     The decrease in occupancy and equipment expense from the first half of 2004 was primarily due to the factors described in the comparison between the three-month periods. The decrease in advertising and market development expense from the first half of 2004 was primarily due to lower television and other media spending.


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

Liquidity

CSC

     CSC's liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. As discussed below, Schwab and CSC's depository institution subsidiaries are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs, providing adequate liquidity to meet CSC's depository institution subsidiaries' capital guidelines, and maintaining Schwab's net capital. Based on their respective regulatory capital ratios at June 30, 2005, the Company and its depository institution subsidiaries are considered well capitalized.
      CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes, of which $371 million was issued and outstanding at June 30, 2005, have maturities ranging from 2005 to 2010 and fixed interest rates ranging from 6.21% to 8.05% with interest payable semiannually (see Item 3 - Quantitative and Qualitative Disclosures About Market Risk - Financial Instruments Held For Purposes Other Than Trading - Debt Issuances). The Medium-Term Notes are rated A2 by Moody's Investors Service (Moody's), A- by Standard & Poor's Ratings Group (S&P), and A by Fitch Ratings, Ltd. (Fitch).
     CSC has a prospectus supplement on file with the Securities and Exchange Commission (SEC) enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At June 30, 2005, all of these notes remained unissued.
     CSC has a Registration Statement under the Securities Act of 1933 on Form S-3 on file with the SEC relating to a universal shelf registration for the issuance of up to $1.0 billion aggregate amount of various securities, including common stock, preferred stock, debt securities, and warrants. At June 30, 2005, all of these securities remained unissued.
     CSC has authorization from its Board of Directors to issue commercial paper up to the amount of CSC's committed, unsecured credit facility (see below), not to exceed $1.5 billion. At June 30, 2005, no commercial paper has been issued. CSC's ratings for these short-term borrowings are P-1 by Moody's, A-2 by S&P, and F1 by Fitch.
     CSC maintains an $800 million committed, unsecured credit facility with a group of eighteen banks which is scheduled to expire in June 2006. This facility replaced a similar facility that expired in June 2005. These facilities were unused during the first half of 2005. Any issuances under CSC's commercial paper program (see above) will reduce the amount available under this facility. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of stockholders' equity, Schwab to maintain minimum net capital ratios, as defined, and CSC's depository institution subsidiaries to be well capitalized, as defined. Management believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements.
     CSC also has direct access to $763 million of the $813 million uncommitted, unsecured bank credit lines, provided by eight banks that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. These lines were not used by CSC during the first half of 2005.

Schwab

     Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $25.1 billion and

                         THE CHARLES SCHWAB CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


$27.0 billion at June 30, 2005 and December 31, 2004, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
     The Company has a lease financing liability related to an office building and land under a 20-year lease. The remaining lease financing liability of $132 million at June 30, 2005 is being reduced by a portion of the lease payments over the remaining lease term.
     To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of eight banks totaling $813 million at June 30, 2005 (as noted previously, $763 million of these lines are also available for CSC to use). The need for short-term borrowings arises primarily from timing differences between cash flow requirements and the scheduled liquidation of interest-bearing investments. Schwab used these credit lines to borrow $66 million for one day during the first half of 2005. There were no borrowings outstanding under these lines at June 30, 2005.
     To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured letter of credit agreements with eight banks in favor of the OCC aggregating $630 million at June 30, 2005. Schwab pays a fee to maintain these arrangements. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging letters of credit (LOCs), in favor of these brokerage clients, which are guaranteed by multiple banks. At June 30, 2005, the outstanding value of these LOCs totaled $139 million. No funds were drawn under these LOCs at June 30, 2005.
     Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At June 30, 2005, Schwab's net capital was $1.0 billion (10% of aggregate debit balances), which was $843 million in excess of its minimum required net capital and $535 million in excess of 5% of aggregate debit balances. Schwab has historically targeted net capital to be at least 10% of its aggregate debit balances, which primarily consist of client margin loans.
     To manage Schwab's regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility which is subject to renewal in September 2005. The amount outstanding under this facility at June 30, 2005 was $220 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

U.S. Trust

     The liquidity needs of U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) are generally met through deposits from banking clients, equity capital, and borrowings.
     Certain Schwab brokerage clients can sweep the excess cash held in their accounts into a money market deposit account at U.S. Trust. At June 30, 2005, these balances totaled $682 million.
     In addition to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements, USTC's depository institution subsidiaries have established their own external funding sources. At June 30, 2005, U.S. Trust had $52 million in Trust Preferred Capital Securities outstanding with a fixed interest rate of 8.41%. Certain of USTC's depository institution subsidiaries have established credit facilities with the Federal Home Loan Bank System (FHLB) totaling $1.1 billion. At June 30, 2005, $900 million was outstanding under these facilities. Additionally, at June 30, 2005, U.S. Trust had $258 million of federal funds purchased.
     U.S. Trust also engages in intercompany repurchase agreements with Charles Schwab Bank, N.A. (Schwab Bank) and Schwab. At June 30, 2005, U.S. Trust had $400 million and $200 million in repurchase agreements outstanding with Schwab Bank and Schwab, respectively.
     CSC provides U.S. Trust with a $300 million short-term credit facility maturing in December 2006. Borrowings under this facility do not qualify as regulatory capital for U.S. Trust. The amount outstanding under this facility was $30 million at June 30, 2005.
     U.S. Trust uses interest rate swap agreements (Swaps) with CSC to hedge the interest rate risk associated with its variable rate deposits from banking clients. These Swaps are structured for U.S. Trust to receive a variable rate of interest and pay a fixed rate of interest. At June 30, 2005, these Swaps have a notional value of $650 million and a fair value of $9 million. For a complete discussion of the Swaps with third parties, see note "13 - Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk" in the Notes to Condensed Consolidated Financial Statements.
     U.S. Trust is subject to the Federal Reserve Board's risk-based and leverage capital guidelines. These regulations require banks and bank holding companies to maintain minimum levels of capital. In addition, USTC's depository institution subsidiaries are subject to limitations on the amount of dividends they can pay to USTC.

                         THE CHARLES SCHWAB CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


Schwab Bank

     Schwab Bank's current liquidity needs are generally met through deposits from banking clients and equity capital.
     Certain Schwab brokerage clients can sweep the excess cash held in their accounts into a money market deposit account at Schwab Bank. At June 30, 2005, these balances totaled $4.7 billion.
     Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, CSC provides Schwab Bank with a $100 million short-term credit facility maturing in December 2005. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. No funds were drawn under this facility at June 30, 2005.
     Schwab Bank maintains a credit facility with the FHLB. At June 30, 2005, $365 million was available, and no funds were drawn under this facility.
     Schwab Bank is subject to the same risk-based and leverage capital guidelines as U.S. Trust (see discussion above), except that Schwab Bank is subject to a minimum tier 1 leverage ratio of 8% for its first three years of operations (i.e., through April 2006). In addition, Schwab Bank is subject to limitations on the amount of dividends it can pay to CSC.

Liquidity Risk Factors

     Specific risk factors which may affect the Company's liquidity position are discussed in "Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Liquidity Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes to these liquidity risk factors in the first half of 2005.

Capital Resources

     The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company's use of capital and aims for a long-term debt to total financial capital ratio of less than 30%. The Company's total financial capital (long-term debt plus stockholders' equity) at June 30, 2005 was $4.9 billion, down $88 million, or 2%, from December 31, 2004 primarily due to lower stockholders' equity mainly resulting from repurchases of common stock. At June 30, 2005, the Company had long-term debt of $565 million, or 12% of total financial capital, that bears interest at a weighted-average rate of 7.10%. At December 31, 2004, the Company had long-term debt of $585 million, or 12% of total financial capital.
     The Company's cash position (reported as cash and cash equivalents on its condensed consolidated balance sheet) and cash flows are affected by changes in brokerage client cash balances and the associated amounts required to be segregated under federal or other regulatory guidelines. Timing differences between cash and investments actually segregated on a given date and the amount required to be segregated for that date may arise in the ordinary course of business and are addressed by the Company in accordance with applicable regulations. Other factors which affect the Company's cash position and cash flows include investment activity in securities, levels of capital expenditures, acquisition activity, banking client deposit activity, brokerage and banking client loan activity, financing activity in short-term borrowings and long-term debt, payment of dividends, and repurchases of CSC's common stock. The combination of these factors can cause significant fluctuations in the levels of cash and cash equivalents during specific time periods. For example, cash and cash equivalents during the first nine months of 2004 decreased by $689 million, or 25%, to $2.1 billion, but during the full year 2004, cash and cash equivalents decreased by just $7 million to $2.8 billion.
     In the first half of 2005, cash and cash equivalents decreased $162 million, or 6%, to $2.6 billion primarily due to increases in loans to banking clients and securities available for sale, repurchases of common stock, and movements of brokerage client-related funds to meet segregation requirements. These changes were partially offset by increases in deposits from banking clients, primarily related to sweep money market deposit accounts, and short-term borrowings.
     Certain Schwab brokerage clients can sweep the excess cash held in their brokerage accounts into these money market deposit accounts at Schwab Bank or U.S. Trust. At June 30, 2005, these sweep deposit balances totaled $5.4 billion, up $776 million from December 31, 2004. This

                         THE CHARLES SCHWAB CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


sweep deposit activity is reflected on the Company's condensed consolidated statement of cash flows as a cash outflow from payables to brokerage clients (classified as an operating activity) and a cash inflow to deposits from banking clients (classified as a financing activity).

     The Company's capital expenditures were $52 million in the first half of 2005 compared to $85 million in the first half of 2004, or 2% and 4% of revenues for each period, respectively. Capital expenditures in the first half of 2005 were primarily for software and equipment relating to the Company's information technology systems. Capital expenditures as described above include the capitalized costs for developing internal-use software of $24 million in the first half of 2005 and $39 million in the first half of 2004. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, management anticipated that 2005 capital expenditures would be approximately 15% lower than 2004 spending. Due to the Company's continued focus on capital management, management currently anticipates that full-year 2005 capital expenditures will be approximately 40% lower than 2004 levels.
     The Company repaid $15 million of long-term debt in the first half of 2005. The Company increased its short-term borrowings by $495 million during the first half of 2005.
     During the first half of 2005, 4 million of the Company's stock options, with a weighted-average exercise price of $7.63, were exercised with cash proceeds received by the Company of $28 million and a related tax benefit of $3 million. The cash proceeds are recorded as an increase in cash and a corresponding increase in stockholders' equity. The tax benefit is recorded as a reduction in income taxes payable and a corresponding increase in stockholders' equity.
     On April 28, 2005, the Board of Directors increased the quarterly cash dividend from $.020 per share to $.022 per share, payable May 23, 2005 to stockholders of record May 9, 2005, and authorized the repurchase of up to $300 million of CSC's common stock. During the first half of 2005, CSC repurchased 34 million shares of its common stock for $383 million. CSC did not repurchase any of its common stock in the first half of 2004. As of June 30, 2005, CSC has authority to repurchase up to $151 million of its common stock.
     During the first halves of 2005 and 2004, the Company paid common stock cash dividends of $55 million and $46 million, respectively.


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


                          Critical Accounting Policies

     Certain of the Company's accounting policies that involve a higher degree of judgment and complexity are discussed in "Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition - Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes to these critical accounting policies during the first half of 2005.

     As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company's annual goodwill impairment testing date is April 1. In

                         THE CHARLES SCHWAB CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


testing for a potential impairment of goodwill on April 1, 2005, management estimated the fair value of each of the Company's reporting units (generally defined as the Company's businesses for which financial information is available and reviewed regularly by management) and compared this value to the carrying value of the reporting unit. The estimated fair value of each reporting unit was greater that its carrying value, and therefore management concluded that no amount of goodwill was impaired.


                           Forward-Looking Statements

     In addition to historical information, this Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934.
Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management's beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company's senior management. These statements relate to, among other things, the impact on the Company's results of operations of recording stock option expense (see note "2 - New Accounting Standards" in the Notes to Condensed Consolidated Financial Statements); the impact of legal proceedings and contingent liabilities (see note "12 - Commitments and Contingent Liabilities" in the Notes to Condensed Consolidated Financial Statements and Part II - Other Information, Item 1 - Legal Proceedings); net interest expense under interest rate swaps (see note "13 - Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk" in the Notes to Condensed Consolidated Financial Statements); the impact of changes in estimated costs related to the firm-wide cost reduction effort on the Company's results of operations (see Quarterly Results of Operations - Restructuring); capital structure (see Liquidity and Capital Resources - Capital Resources); capital expenditures (see Liquidity and Capital Resources - Capital Resources); and sources of liquidity and capital (see Liquidity and Capital Resources - Liquidity). Achievement of the expressed beliefs, objectives, and expectations described in these statements is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed beliefs, objectives, and expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or, in the case of documents incorporated by reference, as of the date of those documents.
     Important factors that may cause such differences are noted in this interim report and include, but are not limited to: the Company's success in building fee-based relationships with its clients; the effect of client trading patterns on Company revenues, earnings and cash balances; the level of the Company's stock repurchase activity; the amount of loans to the Company's banking and brokerage clients; changes in revenues and profit margin due to cyclical securities markets and fluctuations in interest rates; the level and continuing volatility of equity prices; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices, trading volumes, and investor confidence; geopolitical developments affecting the securities markets, the economy, and/or investor sentiment; the effects of the Company's or its competitors' pricing, product and service decisions; the timing and impact of changes in the Company's level of investments in technology, personnel, or advertising; the Company's ability to recognize the expected benefits of acquisitions or dispositions; the effects of changes in taxation laws and regulations (including tax rate changes, new tax laws and revised tax law interpretations), as well as the effect of strategic transactions (including business combinations, acquisitions, and dispositions) on the Company's effective income tax rate; the size and number of the Company's insurance claims; a significant decline in the real estate market, including the Company's ability to sublease certain properties; and the scope of severance payments related to workforce reductions. Other more general factors that may cause such differences include, but are not limited to: the Company's inability to attract and retain key personnel; changes in technology; computer system failures and security breaches; evolving legislation, regulation and changing industry practices adversely affecting the Company; adverse results of litigation or regulatory matters; the inability to obtain external financing at acceptable rates; and intensified industry competition and consolidation.

                         THE CHARLES SCHWAB CORPORATION


Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk

Financial Instruments Held For Trading Purposes

     The Company holds fixed income securities, which include municipal and government securities, and corporate bonds, in inventory to meet clients' trading needs. The fair value of such inventory was $63 million and $54 million at June 30, 2005 and December 31, 2004, respectively. These securities, and the associated interest rate risk, are not material to the Company's financial position, results of operations, or cash flows.

Financial Instruments Held For Purposes Other Than Trading

Debt Issuances

     At June 30, 2005, CSC had $371 million aggregate principal amount of Medium-Term Notes outstanding, with fixed interest rates ranging from 6.21% to 8.05%. At December 31, 2004, CSC had $386 million aggregate principal amount of Medium-Term Notes outstanding, with fixed interest rates ranging from 6.21% to 8.05%. CSC uses interest rate Swaps to effectively convert the interest rate characteristics of $293 million of these Medium Term Notes from fixed to variable. See "Interest Rate Swaps" below.
     At both June 30, 2005 and December 31, 2004, U.S. Trust had $52 million Trust Preferred Capital Securities outstanding, with a fixed interest rate of 8.41%.
     The Company has fixed cash flow requirements regarding these long-term debt obligations due to the fixed rate of interest. The fair values of these obligations at June 30, 2005 and December 31, 2004, based on estimates of market rates for debt with similar terms and remaining maturities, approximated their carrying amounts.

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

Net Interest Revenue Simulation

     The Company uses net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation model (the model) includes all interest-sensitive assets and liabilities, as well as Swaps utilized by the Company to hedge its interest rate risk. Key variables in the model include assumed balance growth or decline for client loans, deposits, and brokerage client cash, changes in the level and term structure of interest rates, the repricing of financial instruments, prepayment and reinvestment assumptions, and product pricing assumptions. The simulations involve assumptions that are inherently uncertain and, as a result, cannot precisely estimate net interest revenue or precisely predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies, including changes in asset and liability mix.
     As demonstrated by the simulations presented below, the Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets are repricing more quickly than interest-bearing liabilities).
     The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 200 basis point increase or decrease in interest rates relative to the Company's current base rate forecast on simulated net interest revenue over the next twelve months at June 30, 2005 and December 31, 2004.

--------------------------------------------------------------------------------
                                                      June 30,   December 31,
Percentage Increase (Decrease)                          2005         2004
--------------------------------------------------------------------------------
Increase of 200 basis points                            6.6%         5.7%
Decrease of 200 basis points                           (6.4%)       (5.9%)
--------------------------------------------------------------------------------

     While the simulations show a modest increase in exposure to rate changes at June 30, 2005 from December 31, 2004, the Company remains positioned to experience increases in net interest revenue as rates rise and decreases as rates fall.

                         THE CHARLES SCHWAB CORPORATION


Item 4.     Controls and Procedures

     Evaluation of disclosure controls and procedures: The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities
Exchange Act of 1934) as of June 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005. This conclusion reflects steps that the Company has taken, subsequent to March 31, 2005, to enhance its disclosure controls and procedures relating to executive compensation.

     Changes in internal control over financial reporting: No change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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


Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

     The following table summarizes purchases made in the open market by or on behalf of CSC of its common stock for each calendar month in the second quarter of 2005.

--------------------------------------------------------------------------------
(In millions, except                          Total Number       Approximate
per share amounts)                              of Shares      Dollar Value of
                                              Purchased as       Shares that
          Total Number       Average        Part of Publicly     May Yet be
            of Shares       Price Paid         Announced       Purchased under
Month     Purchased (1)     per Share         Program (1)        the Program
--------------------------------------------------------------------------------
April          -             $    -                -                $300
May            5              11.19                5                 241
June           8              11.63                8                 151
--------------------------------------------------------------------------------
  Total       13             $11.45               13                $151
================================================================================
(1) All shares were repurchased under authorization by CSC's Board of Directors covering up to $300 million of common stock publicly announced by the Company on April 28, 2005. Unless modified or revoked by the Board of Directors, the remaining authorization does not have an expiration date.


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

                         THE CHARLES SCHWAB CORPORATION


Item 4.     Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of CSC was held on May 19, 2005, and a total of 1,130,963,991 shares were present in person or by proxy at the Annual Meeting. CSC's stockholders voted upon the following proposals:


Proposal No. 1 - Election of Directors:

                                           Shares
                          Shares For      Withheld
                          ----------      --------
Frank C. Herringer       1,059,419,341   71,544,650
Stephen T. McLin           846,658,495  284,305,496
Charles R. Schwab        1,067,522,557   63,441,434
Roger O. Walther         1,047,767,768   83,196,223
Robert N. Wilson         1,059,657,594   71,306,397


Proposal No. 2 - Approval of an amendment to the 2004 Stock Incentive Plan regarding grants to non-employee directors:
                                                           Broker
 Shares For       Shares Against       Abstentions       Non-Votes
 ----------       --------------       -----------       ---------
 890,771,971        158,011,294         9,826,625        72,354,101


Proposal No. 3 - Approval of an amendment to the Corporate Executive Bonus Plan regarding performance measures:
                                                           Broker
 Shares For       Shares Against       Abstentions       Non-Votes
 ----------       --------------       -----------       ---------
 1,074,245,387      46,567,271          10,151,333           -


Proposal No. 4 - Stockholder proposal regarding terms of directors (i.e., annual election of all directors):
                                                           Broker
 Shares For       Shares Against       Abstentions       Non-Votes
 ----------       --------------       -----------       ---------
 607,563,855        436,821,078         14,224,957       72,354,101


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

--------------------------------------------------------------------------------

Exhibit
Number                   Exhibit
--------------------------------------------------------------------------------

      1.3         The Charles Schwab Corporation  Medium-Term Notes Distribution
                  Agreement.

     10.275 Peter K. Scaturro Offer Letter, filed as Exhibit 10.275 to the Registrant's Current Report on Form 8-K dated May 19, 2005 and incorporated herein by reference.

     10.276 Credit Agreement (364-Day Commitment) dated as of June 17, 2005 between the Registrant and the financial institutions listed therein (supersedes Exhibit 10.258).

     10.277 The Charles Schwab Corporation Corporate Executive Bonus Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 19, 2005 (supersedes Exhibit 10.240).

     10.278 The Charles Schwab Corporation 2004 Stock Incentive Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 19, 2005 (supersedes Exhibit 10.259).

     10.279 Separation Agreement by and between Alan J. Weber and The Charles Schwab Corporation and U.S. Trust Corporation, dated May 23, 2005.

     10.280 Form of Notice and Restricted Stock Agreement for Peter K. Scaturro under The Charles Schwab Corporation 2004 Stock Incentive Plan, dated May 19, 2005. ***

     10.281 Form of Notice and Stock Option Grant for Peter K. Scaturro under The Charles Schwab Corporation 2004 Stock Incentive Plan, dated May 19, 2005.

     12.1         Computation of Ratio of Earnings to Fixed Charges.

     31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------

                         THE CHARLES SCHWAB CORPORATION


--------------------------------------------------------------------------------

Exhibit
Number                   Exhibit
--------------------------------------------------------------------------------

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





Date:  August 5, 2005                            /s/   Christopher V. Dodds
       ------------------------                  -------------------------------
                                                 Christopher V. Dodds
                                                 Executive Vice President and
                                                 Chief Financial Officer