Form 10-Q
period 2005-09-30
SCHWAB CHARLES CORP
filed 2005-11-04
CIK 316709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 2005  Commission file number 1-9700



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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes X   No
   ---    ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No X
   ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               1,289,462,236 shares of $.01 par value Common Stock
                         Outstanding on October 31, 2005

                         THE CHARLES SCHWAB CORPORATION

                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 2005

                                      Index

                                                                        Page
Part I - Financial Information                                          ----

  Item 1.      Condensed Consolidated Financial Statements (Unaudited):

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



                                                   Part I - FINANCIAL INFORMATION
                                        Item 1. Condensed Consolidated Financial Statements


                                                   THE CHARLES SCHWAB CORPORATION

                                             Condensed Consolidated Statement of Income
                                               (In millions, except per share amounts)
                                                             (Unaudited)

                                                                               Three Months Ended               Nine Months Ended
                                                                                  September 30,                   September 30,
                                                                               2005          2004               2005         2004
------------------------------------------------------------------------------------------------------------------------------------
Revenues
    Asset management and administration fees                                 $   584       $   523            $ 1,683      $ 1,547
    Trading revenue                                                              187           185                581          807

      Interest revenue                                                           509           317              1,385          855
      Interest expense                                                          (178)          (72)              (483)        (177)
                                                                             ---------     ---------          ---------    ---------
    Net interest revenue                                                         331           245                902          678
    Other                                                                         36            47                118          110
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                                    1,138         1,000              3,284        3,142
------------------------------------------------------------------------------------------------------------------------------------
Expenses Excluding Interest
    Compensation and benefits                                                    481           455              1,390        1,430
    Occupancy and equipment                                                       83            97                246          299
    Professional services                                                         66            62                185          181
    Depreciation and amortization                                                 52            58                157          167
    Communications                                                                46            53                145          170
    Advertising and market development                                            39            43                118          151
    Restructuring charges                                                         (4)          112                 17          114
    Other                                                                         46            48                148          145
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                                      809           928              2,406        2,657
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before taxes on income                         329            72                878          485
Taxes on income                                                                 (123)          (26)              (335)        (173)
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                206            46                543          312
Gain (loss) from discontinued operations, net of tax                               1           (87)                (5)         (79)
------------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                            $   207       $   (41)           $   538      $   233
====================================================================================================================================

Weighted-Average Common Shares Outstanding - Diluted                           1,308         1,364              1,316        1,370
------------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share - Basic
    Income from continuing operations                                        $   .16       $   .03            $   .42      $   .23
    Gain (loss) from discontinued operations, net of tax                           -       $  (.06)           $  (.01)     $  (.06)
    Net income (loss)                                                        $   .16       $  (.03)           $   .41      $   .17

Earnings Per Share - Diluted
    Income from continuing operations                                        $   .16       $   .03            $   .41      $   .23
    Gain (loss) from discontinued operations, net of tax                           -       $  (.06)                 -      $  (.06)
    Net income (loss)                                                        $   .16       $  (.03)           $   .41      $   .17
------------------------------------------------------------------------------------------------------------------------------------
Dividends Declared Per Common Share                                          $  .022       $  .020            $  .064      $  .054
------------------------------------------------------------------------------------------------------------------------------------


See Notes to Condensed Consolidated Financial Statements.




                                                   THE CHARLES SCHWAB CORPORATION

                                                Condensed Consolidated Balance Sheet
                                         (In millions, except share and per share amounts)
                                                            (Unaudited)

                                                                                                 September 30,     December 31,
                                                                                                     2005              2004
------------------------------------------------------------------------------------------------------------------------------------

Assets
    Cash and cash equivalents                                                                      $  1,889          $  2,778
    Cash and investments segregated and on deposit for federal or other regulatory purposes (1) (including resale agreements of $7,866 in 2005
        and $12,901 in 2004)                                                                         15,546            19,019
    Securities owned - at market value (including securities pledged of $3
        in 2005 and $8 in 2004)                                                                       5,979             5,335
    Receivables from brokers, dealers and clearing organizations                                        522               482
    Receivables from brokerage clients - net                                                         10,430             9,841
    Loans to banking clients - net                                                                    8,189             6,822
    Loans held for sale                                                                                  45                20
    Equipment, office facilities and property - net                                                     825               903
    Goodwill                                                                                            809               811
    Intangible assets - net                                                                             145               153
    Other assets                                                                                        994               969
------------------------------------------------------------------------------------------------------------------------------------
        Total                                                                                      $ 45,373          $ 47,133
====================================================================================================================================

Liabilities and Stockholders' Equity
    Deposits from banking clients                                                                  $ 12,909          $ 11,118
    Drafts payable                                                                                      168               363
    Payables to brokers, dealers and clearing organizations                                           1,380             1,468
    Payables to brokerage clients                                                                    23,939            27,154
    Accrued expenses and other liabilities                                                            1,249             1,396
    Short-term borrowings (including federal funds purchased
      of $242 in 2005 and $38 in 2004)                                                                  842               663
    Long-term debt                                                                                      537               585
------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                            41,024            42,747
------------------------------------------------------------------------------------------------------------------------------------

    Stockholders' equity:
        Preferred stock - 9,940,000 shares authorized; $.01 par value per share;
            none issued                                                                                   -                 -
        Common stock - 3 billion shares authorized; $.01 par value per share;
            1,392,091,544 shares issued                                                                  14                14
        Additional paid-in capital                                                                    1,790             1,769
        Retained earnings                                                                             3,692             3,258
        Treasury stock - 101,595,147 and 61,434,850 shares in 2005 and 2004,
            respectively, at cost                                                                    (1,081)             (591)
        Unamortized stock-based compensation                                                            (40)              (59)
        Accumulated other comprehensive loss                                                            (26)               (5)
------------------------------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                                                4,349             4,386
------------------------------------------------------------------------------------------------------------------------------------

                 Total                                                                             $ 45,373          $ 47,133
====================================================================================================================================

(1)  Amounts included  represent actual balances on deposit,  whereas cash and investments  required to be segregated for federal or other  regulatory  purposes at September  30, 2005 and December 31, 2004,  excluding  $200 million of  intercompany  repurchase agreements,  were $14,820 million and $19,004 million,  respectively.  On October 4, 2005, the Company withdrew a net amount of
     $341  million of excess  segregated  cash.  On January 4, 2005,  the Company  deposited a net amount of $426  million  into its segregated reserve bank accounts.

See Notes to Condensed Consolidated Financial Statements.



                                                   THE CHARLES SCHWAB CORPORATION

                                           Condensed Consolidated Statement of Cash Flows
                                                            (In millions)
                                                             (Unaudited)

                                                                                                               Nine Months Ended
                                                                                                                 September 30,
                                                                                                              2005           2004
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income                                                                                              $   538        $   233
       Adjustments to reconcile net income to net cash provided by operating activities:
          Loss from discontinued operations, net of tax                                                           5             79
          Depreciation and amortization                                                                         157            167
          Tax benefit from, and amortization of, stock-based awards                                              35             44
          Deferred income taxes                                                                                   8             30
          Other                                                                                                  15              4
       Originations of loans held for sale                                                                     (605)          (696)
       Proceeds from sales of loans held for sale                                                               582            701
       Net change in:
          Cash and investments segregated and on deposit for federal or other
             regulatory purposes                                                                              3,473          1,781
          Securities owned (excluding securities available for sale)                                            128             64
          Receivables from brokers, dealers and clearing organizations                                          (40)           146
          Receivables from brokerage clients                                                                   (595)          (574)
          Other assets                                                                                          (12)          (176)
          Drafts payable                                                                                       (200)           101
          Payables to brokers, dealers and clearing organizations                                               (88)          (482)
          Payables to brokerage clients                                                                      (3,215)        (1,289)
          Accrued expenses and other liabilities                                                               (145)           103
       Net cash provided by discontinued operations                                                               -             33
------------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                                                           41            269
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
       Purchases of securities available for sale                                                            (2,197)        (1,973)
       Proceeds from sales of securities available for sale                                                     170            596
       Proceeds from maturities, calls and mandatory redemptions of securities
          available for sale                                                                                  1,206            925
       Net increase in loans to banking clients                                                              (1,369)        (1,498)
       Purchase of equipment, office facilities and property - net                                              (77)          (151)
       Net cash used for discontinued operations                                                                  -           (241)
------------------------------------------------------------------------------------------------------------------------------------
             Net cash used for investing activities                                                          (2,267)        (2,342)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
       Net increase in deposits from banking clients                                                          1,791          1,891
       Net change in short-term borrowings                                                                      179           (156)
       Proceeds from long-term debt                                                                               -            136
       Repayment of long-term debt                                                                              (36)          (294)
       Dividends paid                                                                                           (84)           (74)
       Purchase of treasury stock                                                                              (581)          (149)
       Proceeds from stock options exercised and other                                                           63             30
       Other financing activities                                                                                 5              -
------------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                                                        1,337          1,384
------------------------------------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                                                          (889)          (689)
Cash and Cash Equivalents at Beginning of Period                                                              2,778          2,785
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                                  $ 1,889        $ 2,096
====================================================================================================================================


See Notes to Condensed Consolidated Financial Statements.



                         THE CHARLES SCHWAB CORPORATION
              Notes to Condensed Consolidated Financial Statements
        (Tabular Amounts in Millions, Except Per Share Data, Option Price
                         Amounts, Ratios and as Noted)
                                   (Unaudited)

1.   Basis of Presentation

     The Charles Schwab Corporation (CSC) is a financial holding company engaged, through its subsidiaries, in securities brokerage, banking, and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 289 domestic branch offices in 45 states, as well as a branch in the Commonwealth of Puerto Rico. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services with 35 offices in 15 states. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab's proprietary mutual funds, CyberTrader, Inc., an electronic trading technology and brokerage firm providing services to highly active, online traders, and Charles Schwab Bank, N.A. (Schwab Bank), a retail bank.
     The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in conformity with generally accepted accounting principles in the U.S. (GAAP). All adjustments were of a normal recurring nature, except as discussed in note "5 - Discontinued Operations" related to the Company's exit from the capital markets business and the sale of Charles Schwab Europe (CSE). Certain items in prior periods' financial statements, including the presentation of discontinued operations on the Company's condensed consolidated statement of cash flows, have been reclassified to conform to the 2005 presentation. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period.


2.   New Accounting Standards

     A revision to Statement of Financial Accounting Standards (SFAS) No. 123 - Share-Based Payment (SFAS No. 123R), which supersedes Accounting Principles Board Opinion (APB) No. 25 and was issued in December 2004, requires that the cost resulting from all share-based payments be recognized as an expense in the consolidated financial statements, and also changes the classification of certain tax benefits in the consolidated statement of cash flows. In April 2005, the SEC adopted a new rule that delays the compliance dates for SFAS No. 123R to January 1, 2006. Beginning in the first quarter of 2006, the Company will record compensation expense for unvested stock option awards over the future periods in which the awards vest. Based on stock options outstanding at September 30, 2005, pre-tax compensation expense related to stock option awards would be approximately $19 million in 2006 and $8 million in 2007, which equates to a decrease in earnings per share (EPS) of $.01 in 2006. The amount and timing of total future compensation expense related to stock option grants will vary based upon additional awards, if any, cancellations, forfeitures, or modifications of existing awards, and employee severance terms.
     SFAS No. 153 - Exchanges of Nonmonetary Assets was issued in December 2004 and was effective beginning July 1, 2005. This statement amends APB No. 29 - Accounting for Nonmonetary Transactions. SFAS No. 153 replaces an exception for recognizing gains and losses on the exchange of similar productive assets with a general exception for recognizing gains for exchange transactions that do not have commercial substance and are therefore not expected to result in significant changes in the cash flows of the reporting entity. The adoption of SFAS No. 153 did not have, and is not expected to have, a material impact on the Company's financial position, results of operations, EPS, or cash flows.
     SFAS No. 154 - Accounting Changes and Error Corrections was issued in May 2005 and is effective beginning January 1, 2006. This statement replaces APB No. 20 - Accounting Changes, and SFAS No. 3 - Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for reporting a change in accounting principle. SFAS No. 154 generally requires retrospective application to prior periods' financial statements of changes in accounting principle. The adoption of SFAS No. 154 is not expected to have a material impact on the Company's financial position, results of operations, EPS, or cash flows.

                         THE CHARLES SCHWAB CORPORATION
              Notes to Condensed Consolidated Financial Statements
        (Tabular Amounts in Millions, Except Per Share Data, Option Price
                         Amounts, Ratios and as Noted)
                                   (Unaudited)

3.   Stock Incentive Plans

     The Company's stock incentive plans provide for granting options to employees, officers, and directors. Options are granted for the purchase of shares of common stock at an exercise price not less than market value on the date of grant, and expire within seven or ten years from the date of grant. Options generally vest annually over a three- to four-year period from the date of grant. In the third quarter of 2005, 8 million fully vested options were granted to senior officers at exercise prices of 112% and 125% (and also 140% for the Chief Executive Officer) of market value on the date of grant.
     The Company applies APB No. 25 - Accounting for Stock Issued to Employees, and related interpretations, for its stock-based employee compensation plans. Because the Company grants stock option awards at an exercise price not less than market value, there is no compensation expense recorded when the awards are granted. Had compensation expense for the Company's stock option awards been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123 - Accounting for Stock-Based Compensation, the Company would have recorded additional compensation expense and its net income and EPS would have been reduced to the pro forma amounts presented in the following table:

--------------------------------------------------------------------------------
                                                Three Months      Nine Months
                                                    Ended            Ended
                                                September 30,    September 30,
                                                2005    2004     2005    2004
--------------------------------------------------------------------------------
Expense for stock-based
  compensation (after-tax) (1):
   As reported                                 $    3  $    5   $    9  $   12
   Pro forma (2)                               $   19  $   29   $   49  $   80
--------------------------------------------------------------------------------
Net income (loss):
   As reported                                 $  207  $  (41)  $  538  $  233
   Pro forma                                   $  191  $  (65)  $  498  $  165
--------------------------------------------------------------------------------
Basic EPS:
   As reported                                 $  .16  $ (.03)  $  .41  $  .17
   Pro forma                                   $  .15  $ (.05)  $  .38  $  .12
Diluted EPS:
   As reported                                 $  .16  $ (.03)  $  .41  $  .17
   Pro forma                                   $  .15  $ (.05)  $  .38  $  .12
--------------------------------------------------------------------------------
(1) Includes compensation expense related to restricted stock awards of $3 million and $4 million in the third quarter of 2005 and 2004, respectively, and $8 million and $11 million in the first nine months of 2005 and 2004, respectively.
(2) Includes pro forma compensation expense related to stock options granted in both current and prior periods. Pro forma stock option compensation is amortized on a basis consistent with the vesting terms over the vesting period beginning with the month in which the option was granted.

     A summary of option activity during the first nine months of 2005 is as follows:

--------------------------------------------------------------------------------
                                                             Weighted-Average
                                     Number of  Options       Exercise Price
--------------------------------------------------------------------------------
Outstanding at
  December 31, 2004                          133                  $14.88
   Granted:
    Quarter ended March 31                    1                   $10.95
    Quarter ended June 30                     1                   $11.48
    Quarter ended September 30                8                   $16.45
--------------------------------------------------------------------------------
     Total granted                            10                  $15.45
   Exercised                                 (9)                  $ 7.11
   Expired/forfeited                        (13)                  $18.38
--------------------------------------------------------------------------------
Outstanding at
  September 30, 2005                         121                  $15.16
================================================================================
Available for future grant at
  September 30, 2005                          40
--------------------------------------------------------------------------------


4.   Restructuring

     The Company recorded pre-tax restructuring charges as follows:

--------------------------------------------------------------------------------
                                                Three Months      Nine Months
                                                   Ended             Ended
                                                September 30,    September 30,
                                                2005    2004     2005    2004
--------------------------------------------------------------------------------
2004 Cost Reduction Effort (1)                 $   (1) $  112   $   23  $  116
Previous Initiatives (2)                           (3)      -       (6)     (2)
--------------------------------------------------------------------------------
Total restructuring charges                    $   (4) $  112   $   17  $  114
================================================================================
(1) Primarily includes severance pay and benefits and facility reduction charges related to the consolidation of 38 branch offices and the closing of 15 additional offices in the third quarter of 2004.
(2) Primarily includes changes in estimates of sublease income associated with previously announced efforts to sublease excess facilities.


2004 Cost Reduction Effort

     The Company's 2004 cost reduction effort was designed to mitigate the financial impact of a series of pricing changes which began in 2004 and to strengthen the Company's productivity and efficiency. The Company completed its 2004 cost reduction effort in the first half of 2005.

                         THE CHARLES SCHWAB CORPORATION
              Notes to Condensed Consolidated Financial Statements
        (Tabular Amounts in Millions, Except Per Share Data, Option Price
                         Amounts, Ratios and as Noted)
                                   (Unaudited)

     A summary of the activity in the restructuring reserve related to the Company's 2004 cost reduction effort for the third quarter and first nine months of 2005 is as follows:

--------------------------------------------------------------------------------
Three months ended                             Workforce   Facilities
   September 30, 2005                          Reduction   Reduction     Total
--------------------------------------------------------------------------------
Balance at June 30, 2005                         $  21       $  59       $  80
Restructuring charges                                -          (1)         (1)
Cash payments                                      (11)        (12)        (23)
Non-cash charges (1)                                 1           -           1
Other                                                -           1           1
--------------------------------------------------------------------------------
Balance at September 30, 2005                    $  11 (3)   $  47 (4)   $  58
================================================================================

--------------------------------------------------------------------------------
Nine months ended                              Workforce   Facilities
   September 30, 2005                          Reduction   Reduction     Total
--------------------------------------------------------------------------------
Balance at December 31, 2004                     $  50       $  68       $ 118
Restructuring charges                               24          (1)         23
Cash payments                                      (61)        (25)        (86)
Non-cash charges (1)                                (2)          -          (2)
Other (2)                                            -           5           5
--------------------------------------------------------------------------------
Balance at September 30, 2005                    $  11 (3)   $  47 (4)   $  58
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

Previous Initiatives

     The Company's previous restructuring initiatives included workforce reductions, reductions in operating facilities, the removal of certain systems hardware, software, and equipment from service, and the withdrawal from certain international operations. These initiatives reduced operating expenses and adjusted the Company's organizational structure to improve productivity, enhance efficiency, and increase profitability.
     A summary of the activity in the restructuring reserve related to the Company's previous restructuring initiatives for the third quarter and first nine months of 2005 is as follows:

--------------------------------------------------------------------------------
Three months ended                             Workforce   Facilities
   September 30, 2005                          Reduction   Reduction     Total
--------------------------------------------------------------------------------
Balance at June 30, 2005                         $   -       $ 127       $ 127
Restructuring charges                                -          (3)         (3)
Cash payments                                        -         (10)        (10)
Non-cash charges (1)                                 -          (1)         (1)
Other                                                -           1           1
--------------------------------------------------------------------------------
Balance at September 30, 2005                    $   -       $ 114 (3)   $ 114
================================================================================

--------------------------------------------------------------------------------
Nine months ended                              Workforce   Facilities
   September 30, 2005                          Reduction   Reduction     Total
--------------------------------------------------------------------------------
Balance at December 31, 2004                     $   1       $ 142       $ 143
Restructuring charges                                -          (6)         (6)
Cash payments                                       (1)        (34)        (35)
Non-cash charges (1)                                 -          (1)         (1)
Other (2)                                            -          13          13
--------------------------------------------------------------------------------
Balance at September 30, 2005                    $   -       $ 114 (3)   $ 114
================================================================================
(1)  Primarily includes write-downs of fixed assets.
(2) Includes the reclassification of deferred rent amounts and the accretion of facilities restructuring reserves, which are initially recorded at net present value. Accretion expense is recorded in occupancy and equipment expense on the Company's condensed consolidated statement of income.
(3) Includes $1 million, $56 million, and $57 million related to the Company's 2003, 2002, and 2001 restructuring initiatives, respectively. The Company expects to substantially utilize the remaining facilities reduction reserve through cash payments for the net lease expense over the respective lease terms through 2017.

     The actual costs of these restructuring initiatives could differ from the estimated costs, depending primarily on the Company's ability to sublease properties.


5.   Discontinued Operations

     On October 29, 2004, the Company completed the sale of its capital markets business to UBS Securities LLC and UBS Americas Inc. (collectively referred to as UBS). Pursuant to the purchase agreement, UBS acquired all of the partnership interests of Schwab Capital Markets L.P. and all of the outstanding capital stock of SoundView Technology Group, Inc. (collectively referred to as Schwab
Soundview Capital Markets, or SSCM) for $265 million in cash. SSCM comprised substantially all of the previously-reported Capital Markets segment.
     Following the sale, the Company will not have significant continuing involvement in the operations of the capital markets business and will not continue any

                         THE CHARLES SCHWAB CORPORATION
              Notes to Condensed Consolidated Financial Statements
        (Tabular Amounts in Millions, Except Per Share Data, Option Price
                         Amounts, Ratios and as Noted)
                                   (Unaudited)

significant revenue-producing or cost-generating activities of the capital markets business. Therefore, the results of operations, net of income taxes, and cash flows of the capital markets business have been presented as discontinued operations on the Company's statements of income and cash flows for all periods. In connection with the sale, the Company entered into eight-year order routing and execution services agreements with UBS for handling of Schwab's equity and listed options order flow. The Company deferred $28 million of the purchase price, representing the fair value of these services agreements, to be recognized as revenue over the eight-year term on a straight-line basis. Following the sale, UBS will generally execute equity orders without commission or other charges. Certain ongoing fees will apply for orders that require special handling or entail additional costs. However, such fees are expected to be insignificant. During a transition period, the Company will be reimbursed for certain services provided to UBS and will also pass through to UBS third-party fees and costs associated with the operations of the capital markets business. These indirect payments will not be reflected as revenues or expenses of the Company. The Company's cash flows related to these services agreements are considered insignificant.
     On January 31, 2003, the Company sold its United Kingdom brokerage subsidiary, CSE, to Barclays PLC. The results of the operations of CSE, net of income taxes, have been presented as discontinued operations on the condensed consolidated statement of income.
     The Company recorded a loss from discontinued operations, net of tax, of $5 million in the first nine months of 2005, which included a tax adjustment, facility exit costs, and severance costs for transitional employees associated with the Company's sale of its capital markets business.
     A summary of revenues and losses from discontinued operations for the third quarter and first nine months of 2004 is as follows:

--------------------------------------------------------------------------------
                                                             Three       Nine
Period ended September 30, 2004                              Months      Months
--------------------------------------------------------------------------------
Revenues                                                     $  49       $ 215
Total pre-tax losses                                         $(131)      $(118)
After-tax losses                                             $ (87)      $ (79)
--------------------------------------------------------------------------------

     In addition to the restructuring reserves discussed in note "4 - Restructuring," the Company retained certain restructuring-related obligations following the sales of SSCM and CSE, and recorded reserves for severance, facilities leases and systems. A summary of the activity in these reserves for the third quarter and first nine months of 2005 is as follows:

--------------------------------------------------------------------------------
Three months ended                             Workforce   Facilities
   September 30, 2005                          Reduction   Reduction     Total
--------------------------------------------------------------------------------
Balance at June 30, 2005                         $   3       $  28       $  31
Restructuring charges (1)                            1           -           1
Cash payments                                       (2)         (1)         (3)
--------------------------------------------------------------------------------
Balance at September 30, 2005                    $   2 (2)   $  27 (3)   $  29
================================================================================

--------------------------------------------------------------------------------
Nine months ended                              Workforce   Facilities
   September 30, 2005                          Reduction   Reduction     Total
--------------------------------------------------------------------------------
Balance at December 31, 2004                     $  23       $  38       $  61
Restructuring charges (1)                            2           1           3
Cash payments                                      (22)        (14)        (36)
Non-cash charges                                    (1)          -          (1)
Other (4)                                            -           2           2
--------------------------------------------------------------------------------
Balance at September 30, 2005                    $   2 (2)   $  27 (3)   $  29
================================================================================
(1)  Included in gain (loss) from discontinued operations.
(2) The Company expects to substantially utilize the remaining workforce reduction reserve through cash payments for severance pay and benefits over the respective severance periods through 2006.
(3) The Company expects to substantially utilize the remaining facilities reduction reserve through cash payments for the net lease expense over the respective lease terms through 2015.
(4) Includes the reclassification of deferred rent amounts and the accretion of facilities restructuring reserves, which are initially recorded at net present value. Accretion expense is recorded in occupancy and equipment expense on the Company's condensed consolidated statement of income.

     The Company also retained a liability for above-market lease rates for certain facilities leases expiring through 2011. This liability was recorded as part of the Company's purchase accounting for the acquisition of SoundView Technology Group, Inc. in January 2004. The remaining liability was $20 million and $23 million at September 30, 2005 and December 31, 2004, respectively. The decrease in the liability balance was primarily due to cash payments of $3 million.

                         THE CHARLES SCHWAB CORPORATION
              Notes to Condensed Consolidated Financial Statements
        (Tabular Amounts in Millions, Except Per Share Data, Option Price
                         Amounts, Ratios and as Noted)
                                   (Unaudited)

6.   Loans to Banking Clients and Related Allowance for Credit Losses

     An analysis of the composition of the loan portfolio is as follows:

--------------------------------------------------------------------------------
                                                   September 30,   December 31,
                                                       2005            2004
--------------------------------------------------------------------------------
Residential real estate mortgages                     $ 5,155         $ 4,308
Home equity lines of credit                             1,293           1,034
Consumer loans                                          1,163             971
Other                                                     606             536
--------------------------------------------------------------------------------
  Total loans                                           8,217           6,849
  Less: allowance for credit losses                       (28)            (27)
--------------------------------------------------------------------------------
Loans to banking clients - net                        $ 8,189         $ 6,822
================================================================================

     Included in the loan portfolio are nonaccrual loans totaling $1 million at both September 30, 2005 and December 31, 2004. Nonaccrual loans are considered impaired by the Company, and represent all of the Company's nonperforming assets at both September 30, 2005 and December 31, 2004. For each of the third quarters and first nine months of 2005 and 2004, the impact of interest revenue which would have been earned on nonaccrual loans versus interest revenue recognized on these loans was immaterial to the Company's results of operations.
     The amount of loans accruing interest that were contractually 90 days or more past due was $4 million at both September 30, 2005 and December 31, 2004.
     Recoveries related to the allowance for credit losses on the loan portfolio were immaterial for each of the third quarters and first nine months of 2005 and 2004. Charge-offs related to the allowance for credit losses on the loan portfolio were immaterial for each of the third quarters of 2005 and 2004 and the first nine months of 2004, and $1 million for the first nine months of 2005.


7.   Deposits from Banking Clients

     Deposits from banking clients consist of money market and other savings deposits, certificates of deposit, and noninterest-bearing deposits. Deposits from banking clients are as follows:

--------------------------------------------------------------------------------
                                                   September 30,   December 31,
                                                       2005            2004
--------------------------------------------------------------------------------
Interest-bearing deposits                             $12,288         $10,280
Noninterest-bearing deposits                              621             838
--------------------------------------------------------------------------------
  Total                                               $12,909         $11,118
================================================================================

     The average rate paid by the Company on its interest-bearing deposits from banking clients was 1.98% and 1.02% for the third quarters of 2005 and 2004, respectively, and 1.76% and 1.12% for the first nine months of 2005 and 2004, respectively.


8.       Pension and Other Postretirement Benefits

     U.S. Trust maintains a trustee managed, noncontributory, qualified defined benefit pension plan, the U.S. Trust Corporation Employees' Retirement Plan (the Pension Plan), for the benefit of eligible U.S. Trust employees. U.S. Trust also provides certain health care and life insurance benefits for active employees and certain qualifying retired employees and their dependents.
     The following table summarizes the components of the net periodic benefit expense related to the Pension Plan and health care and life insurance benefits:

--------------------------------------------------------------------------------
                                                 2005               2004
                                           ----------------   ----------------
Three months ended                         Pension Health &   Pension Health &
   September 30,                            Plan     Life      Plan     Life
--------------------------------------------------------------------------------
Service cost and expenses                  $   3    $   -     $   3    $   -
Interest cost                                  4        -         5        -
Expected return on plan assets                (6)       -        (6)       -
Amortization of
   prior service cost                         (1)       -        (1)       -
Amortization of net loss                       2        -         1        -
--------------------------------------------------------------------------------
Net periodic benefit expense               $   2    $   -     $   2    $   -
================================================================================

--------------------------------------------------------------------------------
                                                 2005               2004
                                           ----------------   ----------------
Nine months ended                          Pension Health &   Pension Health &
   September 30,                            Plan     Life      Plan     Life
--------------------------------------------------------------------------------
Service cost and expenses                  $   9    $   -     $   8    $   -
Interest cost                                 13        1        13        1
Expected return on plan assets               (19)       -       (16)       -
Amortization of
   prior service cost                         (3)       -        (3)       -
Amortization of net loss                       5        -         4        -
--------------------------------------------------------------------------------
Net periodic benefit expense               $   5    $   1     $   6    $   1
================================================================================

                         THE CHARLES SCHWAB CORPORATION
              Notes to Condensed Consolidated Financial Statements
        (Tabular Amounts in Millions, Except Per Share Data, Option Price
                         Amounts, Ratios and as Noted)
                                   (Unaudited)

9.   Comprehensive Income

     Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is presented in the following table:

--------------------------------------------------------------------------------
                                                Three Months      Nine Months
                                                    Ended            Ended
                                                September 30,    September 30,
                                                2005    2004     2005    2004
--------------------------------------------------------------------------------
Net income (loss)                              $  207  $  (41)  $  538  $  233
Other comprehensive income (loss):
  Change in unrealized gain (loss) on
    cash flow hedging instruments:
    Unrealized gain (loss)                         12       3       14      18
    Income tax (expense) benefit                   (5)     (1)      (6)     (7)
--------------------------------------------------------------------------------
    Net                                             7       2        8      11
--------------------------------------------------------------------------------
  Change in unrealized gain (loss)
    on securities available for sale:
    Unrealized gain (loss)                        (35)     30      (47)    (11)
    Income tax (expense) benefit                   14     (11)      19       4
--------------------------------------------------------------------------------
    Net                                           (21)     19      (28)     (7)
--------------------------------------------------------------------------------
  Foreign currency translation
    adjustment                                      -       1       (1)      1
--------------------------------------------------------------------------------
Total                                             (14)     22      (21)      5
--------------------------------------------------------------------------------
Comprehensive income (loss)                     $ 193   $ (19)   $ 517   $ 238
================================================================================


10.  Earnings Per Share

     Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. EPS under the basic and diluted computations are presented in the following table:

--------------------------------------------------------------------------------
                                                Three Months      Nine Months
                                                    Ended            Ended
                                                September 30,    September 30,
                                                2005    2004     2005    2004
--------------------------------------------------------------------------------
Net income (loss)                              $  207  $  (41)  $  538  $  233
--------------------------------------------------------------------------------
Weighted-average common
   shares outstanding - basic                   1,290   1,344    1,300   1,348
Common stock equivalent shares
   related to stock incentive plans                18      20       16      22
--------------------------------------------------------------------------------
Weighted-average common
   shares outstanding - diluted                 1,308   1,364    1,316   1,370
================================================================================
Basic EPS:
Income from continuing operations              $  .16  $  .03   $  .42  $  .23
Gain (loss) from discontinued
   operations, net of tax                           -    (.06)    (.01)   (.06)
Net income (loss)                              $  .16  $ (.03)  $  .41  $  .17
--------------------------------------------------------------------------------
Diluted EPS:
Income from continuing operations              $  .16  $  .03   $  .41  $  .23
Gain (loss) from discontinued
   operations, net of tax                           -    (.06)       -    (.06)
Net income (loss)                              $  .16  $ (.03)  $  .41  $  .17
--------------------------------------------------------------------------------

     The computation of diluted EPS excludes outstanding stock options to purchase 62 million and 95 million shares for the third quarters of 2005 and 2004, respectively, and 73 million and 95 million shares for the first nine months of 2005 and 2004, respectively, because the exercise prices for those options were greater than the average market price of the common shares, and therefore the effect would be antidilutive.

                         THE CHARLES SCHWAB CORPORATION
              Notes to Condensed Consolidated Financial Statements
        (Tabular Amounts in Millions, Except Per Share Data, Option Price
                         Amounts, Ratios and as Noted)
                                   (Unaudited)

11.      Regulatory Requirements

     CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended (the Act).
     Under the Act, the Federal Reserve Board has established consolidated capital requirements for bank holding companies. The regulatory capital and ratios of the Company, U.S. Trust, United States Trust Company of New York (U.S. Trust NY), U.S. Trust Company, National Association (U.S. Trust NA), and Schwab Bank are presented in the following table:

--------------------------------------------------------------------------------
                                               2005                 2004
                                          ---------------      ---------------
September 30,                             Amount Ratio(1)      Amount Ratio(1)
--------------------------------------------------------------------------------
Tier 1 Capital:
  Company                                 $ 3,476   15.8%      $ 3,513   18.7%
  U.S. Trust                              $   763   13.2%      $   692   14.2%
  U.S. Trust NY                           $   439    9.9%      $   372    9.9%
  U.S. Trust NA                           $   285   22.0%      $   283   27.0%
  Schwab Bank                             $   479   20.8%      $   346   24.3%
Total Capital:
  Company                                 $ 3,505   15.9%      $ 3,543   18.8%
  U.S. Trust                              $   788   13.7%      $   719   14.8%
  U.S. Trust NY                           $   460   10.3%      $   396   10.6%
  U.S. Trust NA                           $   289   22.3%      $   287   27.2%
  Schwab Bank                             $   481   20.9%      $   347   24.4%
Tier 1 Leverage:
  Company                                 $ 3,476    7.8%      $ 3,513    7.7%
  U.S. Trust                              $   763    7.7%      $   692    7.7%
  U.S. Trust NY                           $   439    6.1%      $   372    5.5%
  U.S. Trust NA                           $   285    9.2%      $   283   11.2%
  Schwab Bank                             $   479    8.6%      $   346    8.8%
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

     Based on their respective regulatory capital ratios at September 30, 2005 and 2004, the Company, U.S. Trust, U.S. Trust NY, U.S. Trust NA, and Schwab Bank are considered well capitalized (the highest category) pursuant to banking regulatory guidelines.
     Schwab is subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule). Schwab computes net capital under the alternative method permitted by this Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. At September 30, 2005, 2% of aggregate debits was $218 million, which exceeded the minimum dollar requirement for Schwab of $250,000. At September 30, 2005, Schwab's net capital was $1.1 billion (10% of aggregate debit balances), which was $864 million in excess of its minimum required net capital and $537 million in excess of 5% of aggregate debit balances. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.


12.        Commitments and Contingent Liabilities

     Guarantees: The Company recognizes, at the inception of a guarantee, a liability for the estimated fair value of the obligation undertaken in issuing the guarantee. The fair values of the obligations relating to standby letters of credit (LOCs) are estimated based on fees charged to enter into similar agreements, considering the creditworthiness of the counterparties. The fair values of the obligations relating to other guarantees are estimated based on transactions for similar guarantees or expected present value measures.
     The Company provides certain indemnifications (i.e., protection against damage or loss) to counterparties in connection with the disposition of certain of its assets. Such indemnifications typically relate to title to the assets transferred, ownership of intellectual property rights (e.g., patents), accuracy of financial statements, compliance with laws and regulations, failure to pay, satisfy or discharge any liability, or to defend claims, as well as errors, omissions, and misrepresentations. Additionally, the Company has guaranteed certain payments in the event of a termination of certain mutual fund sub-advisor agreements, related to the adoption of AXA Rosenberg LLC's U.S. family of mutual funds, known as the Laudus Funds. These indemnification agreements have various expiration dates and the Company's liability under these agreements is generally limited. At September 30, 2005, the Company's maximum potential liability under the indemnification agreements with limits is approximately $185 million. The Company previously recorded a liability of approximately $30 million reflecting the estimated fair value of these indemnifications. The fair value of these indemnifications is not necessarily indicative of amounts that would be paid in the event a payment was required.

     LOCs are conditional commitments issued by U.S. Trust to guarantee the performance of a client to a third party. For

                         THE CHARLES SCHWAB CORPORATION
              Notes to Condensed Consolidated Financial Statements
        (Tabular Amounts in Millions, Except Per Share Data, Option Price
                         Amounts, Ratios and as Noted)
                                   (Unaudited)

example, LOCs can be used to guarantee performance under lease and other agreements by professional business corporations and for other purposes. The credit risk involved in issuing LOCs is essentially the same as that involved in extending loans. LOCs are generally partially or fully collateralized by cash, marketable equity securities, marketable debt securities (including corporate and U.S. Treasury debt securities), and other assets. At September 30, 2005, U.S. Trust had LOCs outstanding totaling $160 million which are short-term in nature and generally expire within one year. At September 30, 2005, the liability recorded for these LOCs is immaterial.
     The Company has clients that sell (i.e.,  write)  listed  option  contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company satisfies the margin requirements by arranging LOCs, in favor of the clearing houses, that are guaranteed by multiple banks. At September 30, 2005, the outstanding value of these LOCs totaled $630 million. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, that are guaranteed by multiple banks. At September 30, 2005, the outstanding value of these LOCs totaled $133 million. No funds were drawn under these LOCs at September 30, 2005.
     The Company also provides guarantees to securities clearing houses and exchanges under their standard membership agreement, which requires members to guarantee the performance of other members. Under the agreement, if another member becomes unable to satisfy its obligations to the clearing houses and exchanges, other members would be required to meet shortfalls. The Company's liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these arrangements is remote. Accordingly, no liability has been recognized for these transactions.
     Legal contingencies: The Company and its affiliates have been named in various legal proceedings arising from the conduct of its business. Some of these legal actions include claims for substantial or unspecified damages. The Company believes it has strong defenses and is vigorously contesting such actions. The Company is also involved, from time to time, in investigations and proceedings by regulatory and other governmental agencies, which may result in adverse judgments, fines or penalties. It is inherently difficult to predict the ultimate outcome of these legal and regulatory matters, particularly in cases in which claimants seek substantial or unspecified damages, and a substantial judgment, settlement or penalty could be material to the Company's operating results for a particular future period, depending on the Company's results for that period. However, based on current information, it is the opinion of management, after consultation with counsel, that the resolution of these matters will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.
     As part of the sale of SSCM to UBS, the Company agreed to indemnify UBS for expenses associated with certain litigation, including multiple purported securities class actions against SoundView Technology Group, Inc. (SoundView) and certain of its subsidiaries filed in the United District Court for the Southern District of New York, brought on behalf of persons who either directly or in the aftermarket purchased IPO securities between March 1997 and December 2000. The Company is vigorously contesting the claims on behalf of SoundView.


13. Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk

     Interest rate swaps: As part of its consolidated asset and liability management process, the Company utilizes interest rate swap agreements (Swaps) to manage interest rate risk.
     U.S. Trust uses LIBOR-based Swaps to hedge the interest rate risk associated with its variable rate deposits from banking clients and short-term borrowings. The Swaps are structured for U.S. Trust to receive a variable rate of interest and pay a fixed rate of interest. Information on these Swaps is summarized in the following table:

--------------------------------------------------------------------------------
                                                  September 30,   December 31,
                                                      2005            2004
--------------------------------------------------------------------------------
Notional principal amount                            $1,160          $  625
Weighted-average variable interest rate               3.84%           2.39%
Weighted-average fixed interest rate                  4.28%           4.25%
Weighted-average maturity (in years)                    3.0             3.3
--------------------------------------------------------------------------------

     These Swaps have been designated as cash flow hedges under SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, with changes in their fair values primarily recorded in other comprehensive income (loss), a component of stockholders' equity. At September 30, 2005, U.S. Trust recorded a derivative asset of $13 million and a derivative liability of $4 million related to these Swaps. At December 31, 2004, U.S. Trust recorded a derivative asset of $3 million and a derivative liability of $9 million related to these Swaps. Based on current interest rate assumptions and assuming no additional Swap agreements are entered into, U.S. Trust expects to reclassify approximately $1 million, or less than $500,000 after tax, from other comprehensive loss to interest expense over the next twelve months.

                         THE CHARLES SCHWAB CORPORATION
              Notes to Condensed Consolidated Financial Statements
        (Tabular Amounts in Millions, Except Per Share Data, Option Price
                         Amounts, Ratios and as Noted)
                                   (Unaudited)

     CSC uses Swaps to effectively convert the interest rate characteristics of a portion of its Medium-Term Notes from fixed to variable. These Swaps are structured for CSC to receive a fixed rate of interest and pay a variable rate of interest based on the three-month LIBOR rate. The variable interest rates reset every three months. Information on these Swaps is summarized in the following table:

--------------------------------------------------------------------------------
                                                  September 30,   December 31,
                                                      2005            2004
--------------------------------------------------------------------------------
Notional principal amount                            $  293          $  293
Weighted-average variable interest rate               6.32%           4.85%
Weighted-average fixed interest rate                  7.57%           7.57%
Weighted-average maturity (in years)                    3.5             4.3

     These Swaps have been designated as fair value hedges under SFAS No. 133, and are recorded on the Company's condensed consolidated balance sheet. Changes in the fair value of the Swaps are completely offset by changes in fair value of the hedged Medium-Term Notes. Therefore, there is no effect on net income. At September 30, 2005 and December 31, 2004, CSC recorded a derivative asset of $5 million and $13 million, respectively, for these Swaps. Concurrently, the carrying value of the Medium-Term Notes was increased by $5 million and $13 million, at September 30, 2005 and December 31, 2004, respectively.
     Forward sale and interest rate lock commitments: Schwab Bank's loans held for sale portfolio consists of fixed- and adjustable-rate mortgages, which are subject to a loss in value when market interest rates rise. Schwab Bank uses forward sale commitments to manage this risk. These forward sale commitments have been designated as cash flow hedging instruments of the loans held for sale. Accordingly, the fair values of these forward sale commitments are recorded on the Company's condensed consolidated balance sheet, with gains or losses recorded in other comprehensive income (loss). At both September 30, 2005 and December 31, 2004, the derivative asset and liability recorded by Schwab Bank for these forward sale commitments was immaterial.
     Additionally, Schwab Bank uses forward sale commitments to hedge interest rate lock commitments issued on mortgage loans that will be held for sale. Schwab Bank considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely based on changes in market interest rates. Any changes in fair value of the interest rate lock commitments are completely offset by changes in fair value of the related forward sale commitments. Schwab Bank had interest rate lock commitments on mortgage loans to be held for sale with principal balances totaling approximately $188 million and $110 million at September 30, 2005 and December 31, 2004, respectively. At both September 30, 2005 and December 31, 2004, the derivative asset and liability recorded by Schwab Bank for these interest rate lock commitments and the related forward sale commitments was immaterial.


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

                         THE CHARLES SCHWAB CORPORATION
              Notes to Condensed Consolidated Financial Statements
        (Tabular Amounts in Millions, Except Per Share Data, Option Price
                         Amounts, Ratios and as Noted)
                                   (Unaudited)

     Financial information for the Company's reportable segments is presented in the following table:

--------------------------------------------------------------------------------
                                                Three Months      Nine Months
                                                    Ended            Ended
                                                September 30,    September 30,
                                                2005    2004     2005    2004
--------------------------------------------------------------------------------
Revenues:
Individual Investor                            $  659  $  556   $1,868  $1,843
Institutional Investor                            253     212      733     668
U.S. Trust                                        211     197      619     572
Unallocated                                        15      35       64      59
--------------------------------------------------------------------------------
  Total                                        $1,138  $1,000   $3,284  $3,142
================================================================================
Income from continuing operations
  before taxes on income:
Individual Investor                            $  199  $   81   $  518  $  329
Institutional Investor                             90      62      258     203
U.S. Trust ((1))                                   35      25       92      52
Unallocated (2)                                     5     (96)      10     (99)
--------------------------------------------------------------------------------
Income from continuing operations
  before taxes on income                          329      72      878     485
Taxes on income                                  (123)    (26)    (335)   (173)
Gain (loss) from discontinued
  operations, net of tax                            1     (87)      (5)    (79)
--------------------------------------------------------------------------------
Net income (loss)                              $  207  $  (41)  $  538  $  233
================================================================================
(1) Amounts include costs (e.g., corporate and general administrative expenses) of $14 million and $13 million in the third quarter of 2005 and 2004, respectively, and $37 million and $36 million in the first nine months of 2005 and 2004, respectively, allocated to U.S. Trust.
(2) Includes pre-tax restructuring charges of ($4) million and $17 million in the third quarter and first nine months of 2005, respectively, and $112 and
     $114 million   in  the  third  quarter  and  first  nine  months  of  2004, respectively (see note "4 - Restructuring"), and a pre-tax gain on an investment of $14 million in both the third quarter and first nine months of 2004.


15.  Supplemental Cash Flow Information

     Certain information affecting the cash flows of the Company is presented in the following table:

--------------------------------------------------------------------------------
                                                                Nine Months
                                                                   Ended
                                                               September 30,
                                                               2005     2004
--------------------------------------------------------------------------------
Income taxes paid                                             $  270   $  139
--------------------------------------------------------------------------------
Interest paid:
   Brokerage client cash balances                             $  271   $   58
   Deposits from banking clients                                 139       85
   Long-term debt                                                 22       23
   Short-term borrowings                                          26        3
   Other                                                          13       11
--------------------------------------------------------------------------------
Total interest paid                                           $  471   $  180
================================================================================
Non-cash investing and financing activities:
Reclassification of banking client loans
  to loans held for sale (1)                                       -   $1,030
Common stock and options issued
   for purchase of a business                                      -   $    3
Treasury stock (2)                                            $   10        -
--------------------------------------------------------------------------------
(1) In the third quarter of 2004, U.S. Trust reclassified existing loans to banking clients to loans held for sale.
(2)  Amount purchased during the period, but settled after period end.

                         THE CHARLES SCHWAB CORPORATION
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

                                    Overview

     Management of the Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key financial and non-financial metrics in evaluating the Company's financial position and operating performance. Results for the third quarter and first nine months of 2005 are shown in the following table:

--------------------------------------------------------------------------------
                                             Three Months        Nine Months
                                                 Ended              Ended
                                             September 30,      September 30,
                                            2005      2004     2005      2004
--------------------------------------------------------------------------------
Client Activity Metrics:
Net new client assets (in billions)      $   23.4  $   13.0   $ 50.7    $ 33.5
   Percentage change                          80%                51%
Client assets
   (in billions, at quarter end)         $1,165.5  $1,000.9
   Percentage change                          16%
Daily average revenue trades
   (in thousands)                           194.7     128.1    187.4     149.2
   Percentage change                          52%                26%
Company Financial Metrics:
Revenue growth from
   prior year's period                        14%        -        5%       11%
Pre-tax profit margin from
   continuing operations                    28.9%      7.2%    26.7%     15.4%
Return on stockholders' equity                19%       (3%)     16%        7%
Annualized revenue per average
   full-time equivalent employee
   (in thousands)                         $   335  $    260   $  318    $  261
   Percentage change                          29%                22%
Revenue on client assets (1)                   39        40       40        42
   Percentage change                          (3%)               (5%)
--------------------------------------------------------------------------------
(1)  Represents annualized basis points of revenue per dollar of client assets.

     During the third quarter of 2005, client activity increased and the Company achieved improved financial performance. Assets in client accounts were $1.166 trillion at September 30, 2005, the highest level in the Company's history, up 16% from a year ago. Net new client assets of $23.4 billion for the third quarter of 2005 were up 80% from the year-ago level and included $16.4 billion in accounts with an ongoing advice component (includes accounts enrolled in Schwab Private Client(TM) and Schwab Advised Investing(TM), accounts managed by independent investment advisors, and U.S. Trust(R) accounts). Revenues grew on a year-over-year basis, rising by 14% compared to the third quarter of 2004. This increase was primarily due to higher interest rate spreads resulting from the higher interest rate environment, as well as growth in client assets. These factors contributed to a 17% increase in non-trading revenues (which include asset management and administration fees, net interest revenue, and other revenues) to $951 million, the tenth consecutive quarterly increase and a record high for the Company. Total expenses in the third quarter of 2005 declined $119 million, or 13%, compared to the third quarter of 2004, primarily due to $112 million of restructuring charges recorded in the prior year's quarter. Pre-tax profit margin from continuing operations was 28.9%, which represents an increase from 7.2% in the third quarter of 2004. Net income grew to $207 million, the second highest level in the Company's history, compared to a $41 million loss in the year-earlier quarter. The third quarter of 2004 included an $87 million after-tax loss related to discontinued operations from the sale of the Company's capital markets business. During the third quarter of 2005, annualized revenue per average full-time equivalent employee reached a record level of $335,000, resulting from past restructuring initiatives combined with improved financial performance.


                                Subsequent Event

     On October 20, 2005, the Board of Directors increased the quarterly cash dividend from $.022 per share to $.025 per share, payable November 23, 2005 to stockholders of record on November 9, 2005.

                         THE CHARLES SCHWAB CORPORATION
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


                         Quarterly Results of Operations

--------------------------------------------------------------------------------
                                                      Three Months
                                                          Ended
                                                      September 30,    Percent
                                                     2005      2004    Change
--------------------------------------------------------------------------------
Non-trading revenues                               $  951    $  815      17%
Trading revenue                                       187       185       1%
--------------------------------------------------------------------------------
Total revenues                                      1,138     1,000      14%
Expenses excluding interest                           809       928     (13%)
--------------------------------------------------------------------------------
Income from continuing operations
   before taxes on income                             329        72      n/m
Taxes on income                                      (123)      (26)     n/m
--------------------------------------------------------------------------------
Income from continuing operations                     206        46      n/m
Gain (loss) from discontinued operations,
   net of tax                                           1       (87)     n/m
--------------------------------------------------------------------------------
Net income (loss)                                  $  207    $  (41)     n/m
================================================================================
Earnings per share - diluted                       $  .16    $ (.03)     n/m
Pre-tax profit margin from continuing
   operations                                       28.9%      7.2%
Effective income tax rate on income from
   continuing operations                            37.4%     36.1%
--------------------------------------------------------------------------------
n/m   Not meaningful.

     The increase in non-trading revenues was due to increases in net interest revenue, resulting primarily from higher levels of market interest rates and loans to clients, and asset management and administration fees, resulting primarily from higher levels of client assets and higher asset-based fees from certain client relationships.
     The decrease in expenses excluding interest was mainly due to a decrease in restructuring charges, partially offset by an increase in compensation and benefits expense related to higher levels of discretionary bonuses and incentives to employees. The increase in the effective income tax rate from the third quarter of 2004 was primarily due to higher state taxes in 2005.
     In September 2005, the Company announced the elimination of account service fees (for most accounts) and order handling fees and a new national advertising campaign. Management estimates that these items will reduce net income and earnings per share in the fourth quarter of 2005 by $25 million (or $40 million pre-tax) and $.02, respectively.

Segment Information: The Company provides financial services to individuals and institutional clients through three segments - Individual Investor, Institutional Investor, and U.S. Trust. The Individual Investor segment includes the Company's retail brokerage and banking operations. The Institutional Investor segment provides custodial, trading and support services to independent investment advisors, serves company 401(k) plan sponsors and third-party administrators, and supports company stock option plans. The U.S. Trust segment provides investment, wealth management, custody, fiduciary, and private banking services to individual and institutional clients.
     As detailed in note "14 - Segment Information" in the Notes to Condensed Consolidated Financial Statements, income from continuing operations before taxes on income was $329 million for the third quarter of 2005, up $257 million from the third quarter of 2004 primarily due to increases of $118 million, or 146%, in the Individual Investor segment, $28 million, or 45%, in the Institutional Investor segment, and $10 million, or 40%, in the U.S. Trust segment. The increase in the Individual Investor segment was primarily due to revenue growth combined with lower expenses related to the Company's past restructuring initiatives. The increase in both the Institutional Investor and U.S. Trust segments was primarily due to revenue growth outpacing expense growth.

Restructuring: As of September 30, 2005, the Company has recorded facilities restructuring reserves of $188 million, net of estimated future sublease income of approximately $310 million, from past restructuring initiatives. This estimated future sublease income amount is determined based upon a number of factors, including current and expected commercial real estate lease rates in the respective properties' real estate markets, and estimated vacancy periods prior to execution of tenant subleases. At September 30, 2005 and December 31, 2004, approximately 90% and 80%, respectively, of the total square footage targeted for sublease under the restructuring initiatives has been subleased.
     The actual costs of the Company's restructuring initiatives, as detailed in note "4 - Restructuring" in the Notes to Condensed Consolidated Financial Statements, could differ from the estimated costs, depending primarily on the Company's ability to sublease properties.

Discontinued Operations: On October 29, 2004, the Company completed the sale of its capital markets business to UBS Securities LLC and UBS Americas Inc., (collectively referred to as UBS) and thereby eliminated the revenues and expenses unique to the capital markets business, including commissions earned on trades from institutional clients, principal transaction revenues on OTC listed and Nasdaq market-making operations, and commission expense and floor-brokerage expense on institutional client trading activity. In connection with the sale, the Company entered into eight-year order routing and execution services agreements with UBS for handling of Charles Schwab & Co., Inc. (Schwab)'s equity and listed options order flow. Pursuant to these agreements, UBS will generally execute equity and options orders without

                         THE CHARLES SCHWAB CORPORATION
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


commission or other charges. Certain ongoing fees will apply for orders that require special handling or entail additional costs, and such fees are expected to be insignificant. The results of operations, net of income taxes, and cash flows of the capital markets business have been presented as discontinued operations on the Company's condensed consolidated statements of income and of cash flows for all periods. For the third quarter of 2004, the Company recorded a loss from discontinued operations, net of tax, of $87 million.


REVENUES

     The Company categorizes its revenues as either non-trading or trading. As shown in the following table, non-trading, trading, and total revenues increased in the third quarter of 2005 from the third quarter of 2004.


                                                   THE CHARLES SCHWAB CORPORATION
                        Management's Discussion and Analysis of Financial Condition and Results of Operations
                                     (Tabular Amounts in Millions, Except Ratios, and as Noted)

Sources of Revenues

Three Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------------------


                                                                         Growth Rate
                                                                           1-year              2005                    2004
                                                                                      ----------------------------------------------
                                                                          2004-2005      Amount    Percent       Amount    Percent
                                                                        ------------------------------------------------------------
Non-Trading Revenues
Asset management and administration fees
     Mutual fund service fees:

       Proprietary funds (Schwab Funds(R),
         Excelsior(R), and other)                                                5%     $   231        20%      $   219        22%
       Mutual Fund OneSource(R)                                                 25%         116        10%           93         9%
       Other                                                                    17%          14         1%           12         1%
     Asset management and related services                                      12%         223        20%          199        20%
------------------------------------------------------------------------------------------------------------------------------------
Asset management and administration fees                                        12%         584        51%          523        52%
------------------------------------------------------------------------------------------------------------------------------------

Net interest revenue
     Interest revenue:
       Margin loans to clients                                                  49%         170        15%          114        11%
       Investments, client-related                                              79%         138        12%           77         8%
       Loans to banking clients                                                 35%         100         9%           74         7%
       Securities available for sale                                            61%          58         5%           36         4%
       Other                                                                   169%          43         4%           16         2%
------------------------------------------------------------------------------------------------------------------------------------
     Interest revenue                                                           61%         509        45%          317        32%
     Interest expense:
       Brokerage client cash balances                                           n/m          96         8%           29         3%
       Deposits from banking clients                                           146%          59         5%           24         2%
       Long-term debt                                                           13%           9         1%            8         1%
       Short-term borrowings                                                    33%           8         1%            6         1%
       Other                                                                    20%           6         1%            5         -
------------------------------------------------------------------------------------------------------------------------------------
     Interest expense                                                          147%         178        16%           72         7%
------------------------------------------------------------------------------------------------------------------------------------
Net interest revenue                                                            35%         331        29%          245        25%
------------------------------------------------------------------------------------------------------------------------------------

Other                                                                          (23%)         36         4%           47         5%
------------------------------------------------------------------------------------------------------------------------------------
       Total Non-Trading Revenues                                               17%         951        84%          815        82%
------------------------------------------------------------------------------------------------------------------------------------

Trading Revenue
Commissions                                                                      3%         168        15%          163        16%
Principal transactions                                                         (14%)         19         1%           22         2%
------------------------------------------------------------------------------------------------------------------------------------
       Total Trading Revenue                                                     1%         187        16%          185        18%
------------------------------------------------------------------------------------------------------------------------------------

Total Revenues                                                                  14%     $ 1,138       100%      $ 1,000       100%
====================================================================================================================================

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


     While the Individual Investor and Institutional Investor segments generate both non-trading and trading revenues, the U.S. Trust segment generates primarily non-trading revenues. Revenues by segment are as shown in the following table:

--------------------------------------------------------------------------------
                                                      Three Months
                                                          Ended
                                                      September 30,     Percent
                                                     2005      2004     Change
--------------------------------------------------------------------------------
Individual Investor                                $  659    $  556       19%
Institutional Investor                                253       212       19%
U.S. Trust                                            211       197        7%
Unallocated                                            15        35      (57%)
--------------------------------------------------------------------------------
   Total                                           $1,138    $1,000       14%
================================================================================

     The increase in revenues in both the Individual Investor and Institutional Investor segments was primarily due to higher levels of client assets and higher interest rate spreads resulting from the higher interest rate environment. The decrease in unallocated revenues was primarily due to a gain on an investment in the third quarter of 2004. See note "14 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.

Asset Management and Administration Fees

     Asset management and administration fees include mutual fund service fees, as well as fees for other asset-based financial services provided to individual and institutional clients.
     The increase in asset management and administration fees from the third quarter of 2004 was primarily due to higher levels of client assets and higher asset-based fees from certain client relationships, including increases in average assets in Schwab's Mutual Fund OneSource service.

Net Interest Revenue

     Net interest revenue is the difference between interest earned on certain assets (mainly margin loans to clients, investments of segregated client cash balances, loans to banking clients, and securities available for sale) and interest paid on supporting liabilities (mainly deposits from banking clients and brokerage client cash balances). Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and hedging strategies. The Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets are repricing more quickly than interest-bearing liabilities).
     Client-related daily average balances, interest rates, and average net interest spread for the third quarters of 2005 and 2004 are summarized in the following table:

--------------------------------------------------------------------------------
                                                                Three Months
                                                                   Ended
                                                               September 30,
                                                             2005        2004
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Investments (client-related):
  Average balance outstanding                             $16,533     $20,426
  Average interest rate                                     3.31%       1.51%
Margin loans to clients:
  Average balance outstanding                             $ 9,788     $ 8,953
  Average interest rate                                     6.89%       5.05%
Loans to banking clients:
  Average balance outstanding                             $ 7,811     $ 6,964
  Average interest rate                                     5.08%       4.24%
Securities available for sale:
  Average balance outstanding                             $ 5,451     $ 4,086
  Average interest rate                                     4.22%       3.52%
Average yield on interest-earning assets                    4.67%       3.03%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                             $21,507     $23,909
  Average interest rate                                     1.78%        .48%
Interest-bearing banking deposits:
  Average balance outstanding                             $11,738     $ 9,306
  Average interest rate                                     1.98%       1.02%
Other interest-bearing sources:
  Average balance outstanding                             $ 1,591     $ 2,816
  Average interest rate                                     2.35%       1.37%
Average noninterest-bearing portion                       $ 4,747     $ 4,398
Average interest rate on funding sources                    1.65%        .62%
Summary:
  Average yield on interest-earning assets                  4.67%       3.03%
  Average interest rate on funding sources                  1.65%        .62%
--------------------------------------------------------------------------------
Average net interest spread                                 3.02%       2.41%
================================================================================

     The increase in net interest revenue from the third quarter of 2004 was primarily due to higher levels of market interest rates and changes in the composition of interest-earning assets, including increases in loans to banking clients, securities available for sale, and margin loan balances, partially offset by a decrease in client-related investments. Additionally, the Company's average net interest spread increased from the third quarter of 2004 as the average yield on interest-earning assets increased more than the average interest rate on funding sources.

                         THE CHARLES SCHWAB CORPORATION
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


Other Revenues

     Other revenues include net gains and losses on certain investments, fees for services (such as transfer of assets), account service fees, and software maintenance fees. The decrease in other revenues from the third quarter of 2004 was primarily due to a gain on an investment in the third quarter of 2004. For the fourth quarter of 2005, management expects that the elimination of account service and order handling fees will reduce other revenues by approximately $10 million from the third quarter of 2005 level.

Trading Revenue

     Trading revenue includes commission and principal transaction revenues. The Company earns commission revenues by executing client trades. Principal transaction revenues are primarily comprised of revenues from client fixed income securities trading activity.
     The increase in trading revenue from the third quarter of 2004 was primarily due to higher daily average revenue trades, partially offset by lower average revenue earned per revenue trade as a result of significant reductions in commission pricing for a wide range of clients in the first nine months of 2005 and fourth quarter of 2004.
     As shown in the following table, daily average revenue trades executed by the Company increased 52%, while average revenue earned per revenue trade decreased 34% in the third quarter of 2005.

--------------------------------------------------------------------------------
                                                      Three Months
                                                          Ended
                                                      September 30,     Percent
                                                     2005      2004     Change
--------------------------------------------------------------------------------
Daily average revenue trades
   (in thousands) (1)                               194.7     128.1       52%
Accounts that traded (in thousands)                 1,317     1,144       15%
Average revenue trades
   per account that traded                            9.5       7.2       32%
Trading frequency proxy (2)                           3.4       2.8       21%
Number of trading days                               64.0      64.0        -
Average revenue earned
   per revenue trade                               $15.05    $22.96      (34%)
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


EXPENSES EXCLUDING INTEREST

     As shown in the table below, total expenses excluding interest decreased in the third quarter of 2005 primarily due to lower restructuring charges and decreases in most expense categories as a result of the Company's continued expense reduction measures, partially offset by an increase in compensation and benefits expense.

--------------------------------------------------------------------------------
                                                      Three Months
                                                          Ended
                                                      September 30,     Percent
                                                     2005      2004     Change
--------------------------------------------------------------------------------
Compensation and benefits                           $ 481     $ 455        6%
Occupancy and equipment                                83        97      (14%)
Professional services                                  66        62        6%
Depreciation and amortization                          52        58      (10%)
Communications                                         46        53      (13%)
Advertising and market development                     39        43       (9%)
Restructuring charges                                  (4)      112       n/m
Other                                                  46        48       (4%)
--------------------------------------------------------------------------------
   Total                                            $ 809     $ 928      (13%)
================================================================================
Expenses as a percentage of total revenues:
   Total expenses, excluding interest                 71%       93%
   Compensation and benefits                          42%       46%
   Advertising and market development                  3%        4%
--------------------------------------------------------------------------------
n/m  Not meaningful.

Compensation and Benefits

     The increase in compensation and benefits expense from the third quarter of 2004 was primarily due to higher levels of discretionary bonuses to employees and incentive compensation, partially offset by a reduction in full-time equivalent employees through the Company's 2004 cost reduction effort and resulting lower levels of employee benefits. The following table shows a comparison of certain compensation and benefits components and employee data:

--------------------------------------------------------------------------------
                                                      Three Months
                                                          Ended
                                                      September 30,     Percent
                                                     2005      2004     Change
--------------------------------------------------------------------------------
Salaries and wages                                  $ 267     $ 294       (9%)
Incentive and variable compensation                   146        89       64%
Employee benefits and other                            68        72       (6%)
--------------------------------------------------------------------------------
   Total                                            $ 481     $ 455        6%
================================================================================
Full-time equivalent employees (1)
   (in thousands)
   At quarter end                                    13.7      14.8       (7%)
   Average                                           13.6      15.3      (11%)
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

Expenses Excluding Compensation and Benefits

     For the fourth quarter of 2005, management expects that the Company's new national advertising campaign will increase advertising and market development expense by approximately $30 million over the third quarter of 2005 level.
     The restructuring charges of $112 million in the third quarter of 2004 related to the Company's 2004 cost reduction effort which was completed in the first half of 2005.


                       Year-to-date Results of Operations

--------------------------------------------------------------------------------
                                                       Nine Months
                                                          Ended
                                                      September 30,     Percent
                                                     2005      2004     Change
--------------------------------------------------------------------------------
Non-trading revenues                               $2,703    $2,335       16%
Trading revenue                                       581       807      (28%)
--------------------------------------------------------------------------------
Total revenues                                      3,284     3,142        5%
Expenses excluding interest                         2,406     2,657       (9%)
--------------------------------------------------------------------------------
Income from continuing operations
   before taxes on income                             878       485       81%
Taxes on income                                      (335)     (173)      94%
--------------------------------------------------------------------------------
Income from continuing operations                     543       312       74%
Gain (loss) from discontinued operations,
   net of tax                                          (5)      (79)     (94%)
--------------------------------------------------------------------------------
Net income                                         $  538    $  233      131%
================================================================================
Earnings per share - diluted                       $  .41    $  .17      141%
Pre-tax profit margin from continuing
   operations                                       26.7%     15.4%
Effective income tax rate on income from
   continuing operations                            38.2%     35.7%
--------------------------------------------------------------------------------

     The increase in non-trading revenues was due to the factors described in the comparison between the three-month periods in Quarterly Results of Operations. The decrease in trading revenue from the first nine months of 2004 was primarily due to lower average revenue earned per revenue trade as a result of significant reductions in commission pricing for a wide range of clients in the first nine months of 2005, partially offset by higher daily average revenue trades.
     The decrease in expenses excluding interest from the first nine months of 2004 was primarily due to lower restructuring charges, occupancy and equipment expense, compensation and benefits expense, and advertising and market development expense. The increase in the effective income tax rate from the first nine months of 2004 was primarily due to a favorable tax settlement in the first nine months of 2004, and higher state taxes in 2005.

Segment Information: As detailed in note "14 - Segment Information" in the Notes to Condensed Consolidated Financial Statements, income from continuing operations before taxes on income was $878 million for the first nine months of 2005, up $393 million, or 81%, from the first nine months of 2004 primarily due to increases of $189 million, or 57%, in the Individual Investor segment, $55 million, or 27% in the Institutional Investor segment, and $40 million, or 77%, in the U.S. Trust segment. The increase in the Individual Investor segment was primarily due to lower expenses related to the Company's past restructuring initiatives, as well as non-trading revenue growth partially offset by lower trading revenue as a result of the Company's series of commission price reductions. The increase in both the Institutional Investor and U.S. Trust segments was primarily due to the factors described in the comparison between the three-month periods.

Restructuring: The Company recorded pre-tax restructuring charges of $17 million in the first nine months of 2005, primarily comprised of severance costs. The Company recorded pre-tax restructuring charges of $114 million in the first nine months of 2004.

Discontinued Operations: For the first nine months of 2005, the Company recorded a loss from discontinued operations, net of tax, of $5 million, which included a tax adjustment, facility exit costs, and severance costs for transitional employees associated with the Company's sale of its capital markets business. For the first nine months of 2004, the Company recorded a loss from discontinued operations, net of tax, of $79 million.


REVENUES

     As shown in the following table, non-trading revenues increased, while trading revenue decreased, in the first nine months of 2005 from the first nine months of 2004.


                                                   THE CHARLES SCHWAB CORPORATION
                        Management's Discussion and Analysis of Financial Condition and Results of Operations
                                     (Tabular Amounts in Millions, Except Ratios, and as Noted)


Sources of Revenues


Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------------------


                                                                         Growth Rate
                                                                           1-year              2005                    2004
                                                                                      ----------------------------------------------
                                                                          2004-2005      Amount    Percent       Amount    Percent
                                                                        ------------------------------------------------------------
Non-Trading Revenues
Asset management and administration fees
     Mutual fund service fees:
        Proprietary funds (Schwab Funds(R),
          Excelsior(R), and other)                                               4%     $   672        20%      $   648        21%
        Mutual Fund OneSource(R)                                                18%         328        10%          278         9%
        Other                                                                    7%          44         1%           41         1%
     Asset management and related services                                      10%         639        20%          580        18%
------------------------------------------------------------------------------------------------------------------------------------
Asset management and administration fees                                         9%       1,683        51%        1,547        49%
------------------------------------------------------------------------------------------------------------------------------------

Net interest revenue
     Interest revenue:
        Margin loans to clients                                                 42%         463        14%          325        11%
        Investments, client-related                                             88%         378        12%          201         6%
        Loans to banking clients                                                34%         269         8%          201         6%
        Securities available for sale                                           62%         160         5%           99         3%
        Other                                                                   n/m         115         3%           29         1%
------------------------------------------------------------------------------------------------------------------------------------
     Interest revenue                                                           62%       1,385        42%          855        27%
     Interest expense:
        Brokerage client cash balances                                          n/m         271         8%           59         2%
        Deposits from banking clients                                          101%         149         5%           74         2%
        Long-term debt                                                           8%          26         1%           24         1%
        Short-term borrowings                                                  109%          23         1%           11          -
        Other                                                                   56%          14         -             9          -
------------------------------------------------------------------------------------------------------------------------------------
     Interest expense                                                          173%         483        15%          177         5%
------------------------------------------------------------------------------------------------------------------------------------
Net interest revenue                                                            33%         902        27%          678        22%
------------------------------------------------------------------------------------------------------------------------------------


Other                                                                            7%         118         4%          110         3%
------------------------------------------------------------------------------------------------------------------------------------
        Total Non-Trading Revenues                                              16%       2,703        82%        2,335        74%
------------------------------------------------------------------------------------------------------------------------------------

Trading Revenue
Commissions                                                                    (30%)        518        16%          738        24%
Principal transactions                                                          (9%)         63         2%           69         2%
------------------------------------------------------------------------------------------------------------------------------------
        Total Trading Revenue                                                  (28%)        581        18%          807        26%
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                                                   5%     $ 3,284       100%      $ 3,142       100%
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


     Revenues by segment are as shown in the following table:

--------------------------------------------------------------------------------
                                                       Nine Months
                                                          Ended
                                                      September 30,     Percent
                                                     2005      2004     Change
--------------------------------------------------------------------------------
Individual Investor                                $1,868    $1,843        1%
Institutional Investor                                733       668       10%
U.S. Trust                                            619       572        8%
Unallocated                                            64        59        8%
--------------------------------------------------------------------------------
   Total                                           $3,284    $3,142        5%
================================================================================

     See note "14 - Segment Information" in the Notes to Condensed Consolidated Financial Statements for financial information by segment.

Asset Management and Administration Fees

     The increase in asset management and administration fees from the first nine months of 2004 was primarily due to the factors discussed in the comparison between the three-month periods.

Net Interest Revenue

     Client-related daily average balances, interest rates, and average net interest spread for the first nine months of 2005 and 2004 are summarized in the following table:

--------------------------------------------------------------------------------
                                                                Nine Months
                                                                   Ended
                                                               September 30,
                                                             2005        2004
--------------------------------------------------------------------------------
Interest-Earning Assets (client-related and other):
Investments (client-related):
  Average balance outstanding                             $17,654     $20,642
  Average interest rate                                     2.85%       1.30%
Margin loans to clients:
  Average balance outstanding                             $ 9,636     $ 8,991
  Average interest rate                                     6.41%       4.81%
Loans to banking clients:
  Average balance outstanding                             $ 7,353     $ 6,369
  Average interest rate                                     4.87%       4.20%
Securities available for sale:
  Average balance outstanding                             $ 5,281     $ 3,848
  Average interest rate                                     4.03%       3.43%
Average yield on interest-earning assets                    4.24%       2.78%
Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
  Average balance outstanding                             $22,489     $23,938
  Average interest rate                                     1.61%        .33%
Interest-bearing banking deposits:
  Average balance outstanding                             $11,228     $ 8,795
  Average interest rate                                     1.76%       1.12%
Other interest-bearing sources:
  Average balance outstanding                             $ 1,614     $ 2,844
  Average interest rate                                     2.27%       1.05%
Average noninterest-bearing portion                       $ 4,593     $ 4,273
Average interest rate on funding sources                    1.49%        .52%
Summary:
  Average yield on interest-earning assets                  4.24%       2.78%
  Average interest rate on funding sources                  1.49%        .52%
--------------------------------------------------------------------------------
Average net interest spread                                 2.75%       2.26%
================================================================================

     The increase in net interest revenue from the first nine months of 2004 was primarily due to the factors described in the comparison between the three-month periods.

Trading Revenue

     The decrease in trading revenue from the first nine months of 2004 was primarily due to lower average revenue earned per revenue trade as a result of significant reductions in commission pricing for a wide range of clients in the first nine months of 2005, partially offset by higher daily average revenue trades.

                         THE CHARLES SCHWAB CORPORATION
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


     As shown in the following table, average revenue earned per revenue trade decreased 44% while daily average revenue trades executed by the Company increased 26% in the first nine months of 2005.

--------------------------------------------------------------------------------
                                                       Nine Months
                                                          Ended
                                                      September 30,     Percent
                                                     2005      2004     Change
--------------------------------------------------------------------------------
Daily average revenue trades
   (in thousands) (1)                               187.4     149.2       26%
Accounts that traded (in thousands)                 2,350     2,355        -
Average revenue trades
   per account that traded                           15.1      11.9       27%
Trading frequency proxy (2)                           3.4       3.4        -
Number of trading days                              189.0     188.0        1%
Average revenue earned
   per revenue trade                               $16.40    $29.20      (44%)
--------------------------------------------------------------------------------
(1) Includes all client trades (both individuals and institutions) that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).
(2)  Represents annualized revenue trades per $100,000 in total client assets.


EXPENSES EXCLUDING INTEREST

     As shown in the table below, total expenses excluding interest decreased in the first nine months of 2005 primarily due to lower restructuring charges, occupancy and equipment expense, compensation and benefits expense, and advertising and market development expense.

--------------------------------------------------------------------------------
                                                       Nine Months
                                                          Ended
                                                      September 30,     Percent
                                                     2005      2004     Change
--------------------------------------------------------------------------------
Compensation and benefits                          $1,390    $1,430       (3%)
Occupancy and equipment                               246       299      (18%)
Professional services                                 185       181        2%
Depreciation and amortization                         157       167       (6%)
Communications                                        145       170      (15%)
Advertising and market development                    118       151      (22%)
Restructuring charges                                  17       114      (85%)
Other                                                 148       145        2%
--------------------------------------------------------------------------------
   Total                                           $2,406    $2,657       (9%)
================================================================================
Expenses as a percentage of total revenues:
   Total expenses, excluding interest                 73%       85%
   Compensation and benefits                          42%       46%
   Advertising and market development                  4%        5%
--------------------------------------------------------------------------------

Compensation and Benefits

     The decrease in compensation and benefits expense from the first nine months of 2004 was primarily due to a reduction in full-time employees through the Company's 2004 cost reduction effort and resulting lower levels of employee benefits, partially offset by higher levels of discretionary bonuses to employees and incentive compensation. The following table shows a comparison of certain compensation and benefits components and employee data:

--------------------------------------------------------------------------------
                                                       Nine Months
                                                          Ended
                                                      September 30,     Percent
                                                     2005      2004     Change
--------------------------------------------------------------------------------
Salaries and wages                                 $  812    $  923      (12%)
Incentive and variable compensation                   363       271       34%
Employee benefits and other                           215       236       (9%)
--------------------------------------------------------------------------------
   Total                                           $1,390    $1,430       (3%)
================================================================================
Full-time equivalent employees
   (average, in thousands) (1)                       13.8      16.0      (14%)
--------------------------------------------------------------------------------
(1) Includes full-time, part-time and temporary employees, and persons employed on a contract basis.

Expenses Excluding Compensation and Benefits

     The decrease in restructuring charges from the first nine months of 2004 was primarily due to the factors described in the comparison between the three-month periods.


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

Liquidity

CSC

     CSC's liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. As discussed below, Schwab and CSC's depository institution subsidiaries are subject to regulatory

                         THE CHARLES SCHWAB CORPORATION
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC's subsidiaries will continue to be the primary funding source in meeting CSC's liquidity needs, providing adequate liquidity to meet CSC's depository institution subsidiaries' capital guidelines, and maintaining Schwab's net capital. Based on their respective regulatory capital ratios at September 30, 2005, the Company and its depository institution subsidiaries are considered well capitalized.
     CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes, of which $350 million was issued and outstanding at September 30, 2005, have maturities ranging from 2005 to 2010 and fixed interest rates ranging from 6.21% to 8.05% with interest payable semiannually (see Item 3 - Quantitative and Qualitative Disclosures About Market Risk - Financial Instruments Held For Purposes Other Than Trading - Debt Issuances). The Medium-Term Notes are rated A2 by Moody's Investors Service (Moody's), A- by Standard & Poor's Ratings Group (S&P), and A by Fitch Ratings, Ltd. (Fitch).
     CSC has a prospectus supplement on file with the Securities and Exchange Commission (SEC) enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At September 30, 2005, all of these notes remained unissued.
     CSC has a Registration Statement under the Securities Act of 1933 on Form S-3 on file with the SEC relating to a universal shelf registration for the issuance of up to $1.0 billion aggregate amount of various securities, including common stock, preferred stock, debt securities, and warrants. At September 30, 2005, all of these securities remained unissued.
     CSC has authorization from its Board of Directors to issue commercial paper up to the amount of CSC's committed, unsecured credit facility (see below), not to exceed $1.5 billion. At September 30, 2005, no commercial paper has been issued. CSC's ratings for these short-term borrowings are P-1 by Moody's, A-2 by S&P, and F1 by Fitch.
     CSC maintains an $800 million committed, unsecured credit facility with a group of eighteen banks which is scheduled to expire in June 2006. This facility replaced a similar facility that expired in June 2005. These facilities were unused during the first nine months of 2005. Any issuances under CSC's commercial paper program (see above) will reduce the amount available under this facility. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of stockholders' equity, Schwab to maintain a minimum net capital ratio, as defined, and CSC's depository institution subsidiaries to be well capitalized, as defined. Management believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements.
     CSC also has direct access to $775 million of the $825 million uncommitted, unsecured bank credit lines, provided by eight banks that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. These lines were not used by CSC during the first nine months of 2005.

Schwab

     Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $23.7 billion and $27.0 billion at September 30, 2005 and December 31, 2004, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.
     The Company has a lease financing liability related to an office building and land under a 20-year lease. The remaining lease financing liability of $131 million at September 30, 2005 is being reduced by a portion of the lease payments over the remaining lease term.
     To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of eight banks totaling $825 million at September 30, 2005 (as noted previously, $775 million of these lines are also available for CSC to use). The need for short-term borrowings arises primarily from timing differences between cash flow requirements and the scheduled liquidation of interest-bearing investments. Schwab used these credit lines to borrow $66 million for one day during the first nine months of 2005. There were no borrowings outstanding under these lines at September 30, 2005.
     To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured letter of credit agreements with eight banks in favor of the OCC aggregating $630 million at September 30, 2005. Schwab pays a fee to maintain these arrangements. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging letters of credit (LOCs), in favor of these brokerage clients, which are guaranteed by multiple banks. At September 30, 2005, the outstanding value of

                         THE CHARLES SCHWAB CORPORATION
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


these LOCs totaled $133 million. No funds were drawn under these LOCs at September 30, 2005.
     Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At September 30, 2005, Schwab's net capital was $1.1 billion (10% of aggregate debit balances), which was $864 million in excess of its minimum required net capital and $537 million in excess of 5% of aggregate debit balances. Schwab has historically targeted net capital to be at least 10% of its aggregate debit balances, which primarily consist of client margin loans.
     To manage Schwab's regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility which is scheduled to expire in September 2006. The amount outstanding under this facility at September 30, 2005 was $220 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

U.S. Trust

     The liquidity needs of U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) are generally met through deposits from banking clients, equity capital, and borrowings.
     Certain Schwab brokerage clients can sweep the excess cash held in their accounts into a money market deposit account at U.S. Trust. At September 30, 2005, these balances totaled $691 million.
     In addition to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements, USTC's depository institution subsidiaries have established their own external funding sources. At September 30, 2005, U.S. Trust had $52 million in Trust Preferred Capital Securities outstanding with a fixed interest rate of 8.41%. Certain of USTC's depository institution subsidiaries have established credit facilities with the Federal Home Loan Bank System (FHLB) totaling $1.8 billion. At September 30, 2005, $600 million was outstanding under these facilities. Additionally, at September 30, 2005, U.S. Trust had $242 million of federal funds purchased.
     U.S. Trust also engages in intercompany repurchase agreements with Charles Schwab Bank, N.A. (Schwab Bank) and Schwab. At September 30, 2005, U.S. Trust had $400 million and $200 million in repurchase agreements outstanding with Schwab Bank and Schwab, respectively.
     CSC provides U.S. Trust with a $300 million short-term credit facility maturing in December 2006. Borrowings under this facility do not qualify as regulatory capital for U.S. Trust. The amount outstanding under this facility was $30 million at September 30, 2005.
     U.S. Trust uses interest rate swap agreements (Swaps) with CSC to hedge the interest rate risk associated with its variable rate deposits from banking clients. These Swaps are structured for U.S. Trust to receive a variable rate of interest and pay a fixed rate of interest. At September 30, 2005, these Swaps have a notional value of $550 million and a fair value of $10 million. For a complete discussion of the Swaps with third parties, see note "13 - Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk" in the Notes to Condensed Consolidated Financial Statements.
     U.S. Trust is subject to the Federal Reserve Board's risk-based and leverage capital guidelines. These regulations require banks and bank holding companies to maintain minimum levels of capital. In addition, USTC's depository institution subsidiaries are subject to limitations on the amount of dividends they can pay to USTC.

Schwab Bank

     Schwab Bank's current liquidity needs are generally met through deposits from banking clients and equity capital.
     Certain Schwab brokerage clients can sweep the excess cash held in their accounts into a money market deposit account at Schwab Bank. At September 30, 2005, these balances totaled $5.2 billion.
     Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, CSC provides Schwab Bank with a $100 million short-term credit facility maturing in December 2005. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. No funds were drawn under this facility at September 30, 2005.
     Schwab Bank maintains a credit facility with the FHLB. At September 30, 2005, $399 million was available, and no funds were drawn under this facility.
     Schwab Bank is subject to the same risk-based and leverage capital guidelines as U.S. Trust (see discussion above), except that Schwab Bank is subject to a minimum tier 1 leverage ratio of 8% for its first three years of operations (i.e., through April 2006). In addition, Schwab Bank is subject to limitations on the amount of dividends it can pay to CSC.

                         THE CHARLES SCHWAB CORPORATION
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


Liquidity Risk Factors

     Specific risk factors which may affect the Company's liquidity position are discussed in "Item 7 - Management's Discussion and Analysis of Financial
Condition and Results of Operations - Liquidity and Capital Resources - Liquidity Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes to these liquidity risk factors in the first nine months of 2005.

Capital Resources

     The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company's use of capital and aims for a long-term debt to total financial capital ratio of less than 30%. The Company's total financial capital (long-term debt plus stockholders' equity) at September 30, 2005 was $4.9 billion, down $85 million, or 2%, from December 31, 2004 primarily due to lower long-term debt and lower stockholders' equity mainly resulting from repurchases of common stock. At September 30, 2005, the Company had long-term debt of $537 million, or 11% of total financial capital, that bears interest at a weighted-average rate of 7.10%. At December 31, 2004, the Company had long-term debt of $585 million, or 12% of total financial capital.
     The Company's cash position (reported as cash and cash equivalents on its condensed consolidated balance sheet) and cash flows are affected by changes in brokerage client cash balances and the associated amounts required to be segregated under federal or other regulatory guidelines. Timing differences between cash and investments actually segregated on a given date and the amount required to be segregated for that date may arise in the ordinary course of business and are addressed by the Company in accordance with applicable regulations. Other factors which affect the Company's cash position and cash flows include investment activity in securities, levels of capital expenditures, acquisition activity, banking client deposit activity, brokerage and banking client loan activity, financing activity in short-term borrowings and long-term debt, payment of dividends, and repurchases of CSC's common stock. The combination of these factors can cause significant fluctuations in the levels of cash and cash equivalents during specific time periods. For example, cash and cash equivalents during the first nine months of 2004 decreased by $689 million, or 25%, to $2.1 billion, but during the full year 2004, cash and cash equivalents decreased by just $7 million to $2.8 billion.
     In the first nine months of 2005, cash and cash equivalents decreased $889 million, or 32%, to $1.9 billion primarily due to increases in loans to banking clients and securities available for sale, repurchases of common stock, and movements of brokerage client-related funds to meet segregation requirements. These changes were partially offset by increases in deposits from banking clients, primarily related to sweep money market deposit accounts, and short-term borrowings.
     Certain Schwab brokerage clients can sweep the excess cash held in their brokerage accounts into these money market deposit accounts at Schwab Bank or U.S. Trust. At September 30, 2005, these sweep deposit balances totaled
$5.9 billion, up $1.3 billion from December 31, 2004. This sweep deposit activity is reflected on the Company's condensed consolidated statement of cash flows as a cash outflow from payables to brokerage clients (classified as an operating activity) and a cash inflow to deposits from banking clients (classified as a financing activity).
     The Company's capital expenditures were $77 million in the first nine months of 2005 compared to $151 million in the first nine months of 2004, or 2% and 5% of revenues for each period, respectively. Capital expenditures in the first nine months of 2005 were primarily for software and equipment relating to the Company's information technology systems. Capital expenditures as described above include the capitalized costs for developing internal-use software of $35 million in the first nine months of 2005 and $63 million in the first nine months of 2004.
     The Company repaid $36 million of long-term debt in the first nine months of 2005. The Company increased its short-term borrowings by $179 million during the first nine months of 2005.
     During the first nine months of 2005, 9 million of the Company's stock options, with a weighted-average exercise price of $7.11, were exercised with cash proceeds received by the Company of $63 million and a related tax benefit of $17 million. The cash proceeds are recorded as an increase in cash and a corresponding increase in stockholders' equity. The tax benefit is recorded as a reduction in income taxes payable and a corresponding increase in stockholders' equity.
     On July 28, 2005, the Board of Directors authorized the repurchase of up to $300 million of CSC's common stock in addition to the remaining authorization previously granted by the Board of Directors on April 28, 2005. During the first nine months of 2005, CSC repurchased 48 million shares of its common stock for $573 million. CSC repurchased 16 million shares of its common stock for $149 million in the first nine months of 2004. As of September 30, 2005, CSC has authority to repurchase up to $261 million of its common stock.
     During the first nine months of 2005 and 2004, the Company paid common stock cash dividends of $84 million and $74 million, respectively.

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


                                 Risk Management

     For discussion on the Company's principal risks and some of the policies and procedures for risk identification, assessment, and mitigation, see "Item 7
- Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Management" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. See Liquidity and Capital Resources of this report for a discussion on liquidity risk; and see "Item 3 - Quantitative and Qualitative Disclosures About Market Risk" for additional information relating to market risk.
     Given the nature of the Company's revenues, expenses, and risk profile, the Company's earnings and CSC's common stock price have been and may continue to be subject to significant volatility from period to period. The Company's results for any interim period are not necessarily indicative of results for a full year or any other interim period. Risk is inherent in the Company's business. Consequently, despite the Company's attempts to identify areas of risk, oversee operational areas involving risk, and implement policies and procedures designed to mitigate risk, there can be no assurance that the Company will not suffer unexpected losses due to operating or other risks.


                          Critical Accounting Policies

     Certain of the Company's accounting policies that involve a higher degree of judgment and complexity are discussed in "Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition - Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes to these critical accounting policies during the first nine months of 2005.
     As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company's annual goodwill impairment testing date is April 1. In testing for a potential impairment of goodwill on April 1, 2005, management estimated the fair value of each of the Company's reporting units (generally defined as the Company's businesses for which financial information is available and reviewed regularly by management) and compared this value to the carrying value of the reporting unit. The estimated fair value of each reporting unit was greater than its carrying value, and therefore management concluded that no amount of goodwill was impaired.


                           Forward-Looking Statements

     In addition to historical information, this Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934.
Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management's beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company's senior management. These statements relate to, among other things, the impact on the Company's results of operations of recording stock option expense (see note "2 - New Accounting Standards" in the Notes to Condensed Consolidated Financial Statements); the impact of legal proceedings and contingent liabilities (see note "12 - Commitments and Contingent Liabilities" in the Notes to Condensed Consolidated Financial Statements and Part II - Other Information, Item 1 - Legal Proceedings); net interest expense under interest rate swaps (see note "13 - Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk" in the Notes to Condensed Consolidated Financial Statements); the impact of the elimination of account service and order handling fees and a new national advertising campaign on the Company's results of operations (see Quarterly Results of Operations); the impact of changes in estimated costs related to the firm-wide cost reduction effort on the Company's results of operations (see
Quarterly Results of Operations - Restructuring); capital structure (see Liquidity and Capital Resources - Capital Resources); and sources of liquidity and capital (see Liquidity and Capital Resources - Liquidity). Achievement of the expressed beliefs, objectives, and expectations described in these statements is subject to certain risks and uncertainties that

                         THE CHARLES SCHWAB CORPORATION
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
           (Tabular Amounts in Millions, Except Ratios, and as Noted)


could cause actual results to differ materially from the expressed beliefs, objectives, and expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or, in the case of documents incorporated by reference, as of the date of those documents.
     Important factors that may cause such differences are noted in this interim report and include, but are not limited to: changes in revenues and profit margin due to cyclical securities markets and fluctuations in interest rates; the effects of the Company's or its competitors' pricing, product and service decisions; the level of the Company's stock repurchase activity; the amount of loans to the Company's banking and brokerage clients; the timing and impact of changes in the Company's level of investments in advertising, technology, or personnel; adverse results of litigation or regulatory matters; and a significant decline in the real estate market, including the Company's ability to sublease certain properties. Other more general factors that may affect the Company's business and operations and may cause such differences include, but are not limited to: the Company's success in building fee-based relationships with its clients; the effect of client trading patterns on Company revenues, earnings and cash balances; a significant downturn in the securities markets over a short period of time or a sustained decline in securities prices, trading volumes, and investor confidence; geopolitical developments affecting the securities markets, the economy, and/or investor sentiment; the Company's inability to attract and retain key personnel; changes in technology; computer system failures and security breaches; evolving legislation, regulation and changing industry practices adversely affecting the Company; the effects of changes in taxation laws and regulations (including tax rate changes, new tax laws, and revised tax law interpretations), as well as the effect of strategic transactions (including business combinations, acquisitions, and dispositions) on the Company's effective income tax rate; the inability to obtain external financing at acceptable rates; intensified industry competition and consolidation; the size and number of the Company's insurance claims; the level and continuing volatility of equity prices; the Company's ability to recognize the expected benefits of acquisitions or dispositions; and the scope of severance payments related to workforce reductions.

                         THE CHARLES SCHWAB CORPORATION


Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk

Financial Instruments Held For Trading Purposes

     The Company holds fixed income securities, which include municipal and government securities, and corporate bonds, in inventory to meet clients' trading needs. The fair value of such inventory was $87 million and $54 million at September 30, 2005 and December 31, 2004, respectively. These securities, and the associated interest rate risk, are not material to the Company's financial position, results of operations, or cash flows.

Financial Instruments Held For Purposes Other Than Trading

Debt Issuances

     At September 30, 2005, CSC had $350 million aggregate principal amount of Medium-Term Notes outstanding, with fixed interest rates ranging from 6.21% to 8.05%. At December 31, 2004, CSC had $386 million aggregate principal amount of Medium-Term Notes outstanding, with fixed interest rates ranging from 6.21% to 8.05%. At both September 30, 2005 and December 31, 2004, CSC used interest rate Swaps to effectively convert the interest rate characteristics of $293 million of these Medium Term Notes from fixed to variable. See "Interest Rate Swaps" below.
     At both September 30, 2005 and December 31, 2004, U.S. Trust had $52 million Trust Preferred Capital Securities outstanding, with a fixed interest rate of 8.41%.
     The Company has fixed cash flow requirements regarding these long-term debt obligations due to the fixed rate of interest. The fair values of these obligations at September 30, 2005 and December 31, 2004, based on estimates of market rates for debt with similar terms and remaining maturities, approximated their carrying amounts.

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

Net Interest Revenue Simulation

     The Company uses net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation model (the model) includes all interest-sensitive assets and liabilities, as well as Swaps utilized by the Company to hedge its interest rate risk. Key variables in the model include assumed balance growth or decline for client loans, deposits, and brokerage client cash, changes in the level and term structure of interest rates, the repricing of financial instruments, prepayment and reinvestment assumptions, and product pricing assumptions. The simulations involve assumptions that are inherently uncertain and, as a result, cannot precisely estimate net interest revenue or precisely predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies, including changes in asset and liability mix.
     As demonstrated by the simulations presented below, the Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets are repricing more quickly than interest-bearing liabilities).
     The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 200 basis point increase or decrease in interest rates relative to the Company's current base rate forecast on simulated net interest revenue over the next twelve months at September 30, 2005 and December 31, 2004.

--------------------------------------------------------------------------------
                                                    September 30,  December 31,
Percentage Increase (Decrease)                          2005          2004
--------------------------------------------------------------------------------
Increase of 200 basis points                            4.7%          5.7%
Decrease of 200 basis points                           (5.6%)        (5.9%)
--------------------------------------------------------------------------------

     While the simulations show a modest reduction in exposure to rate changes at September 30, 2005 from December 31, 2004, the Company remains positioned to experience increases in net interest revenue as rates rise and decreases as rates fall.

                         THE CHARLES SCHWAB CORPORATION


Item 4.      Controls and Procedures

     Evaluation of disclosure controls and procedures: The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005.

     Changes in internal control over financial reporting: No change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART  II  -  OTHER  INFORMATION

Item 1.     Legal Proceedings

     CSC and its subsidiaries have been named as parties in various legal actions and are the subject of various regulatory investigations, including certain matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. It is inherently difficult to predict the ultimate outcome of these matters, particularly in cases in which claimants seek substantial or unspecified damages, and a substantial judgment, settlement or penalty could be material to the Company's operating results for a particular future period, depending on the Company's results for that period. However, based on current information, it is the opinion of management, after consultation with counsel, that the resolution of these matters will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.


Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

     The following table summarizes purchases made in the open market by or on behalf of CSC of its common stock for each calendar month in the third quarter of 2005.

--------------------------------------------------------------------------------
(In millions, except                          Total Number       Approximate
per share amounts)                              of Shares      Dollar Value of
                                              Purchased as       Shares that
          Total Number       Average        Part of Publicly     May Yet be
            of Shares       Price Paid         Announced       Purchased under
Month     Purchased (1)     per Share         Program (1)        the Program
--------------------------------------------------------------------------------
July           1             $11.65                1                 $435
August         8              13.77                8                  331
September      5              14.02                5                  261
--------------------------------------------------------------------------------
  Total       14             $13.65               14                 $261
================================================================================
(1) All shares were repurchased under authorizations by CSC's Board of Directors covering up to $300 million and $300 million of common stock publicly announced by the Company on April 28 and July 29, 2005, respectively. The April 28, 2005 authorization has been exhausted. Unless modified or revoked by the Board of Directors, the remaining authorization does not have an expiration date.


     The Company may receive shares to pay the exercise price and/or to satisfy tax withholding obligations by employees who exercise stock options (granted under employee stock incentive plans), which are commonly referred to as stock swap exercises. There were no such exercises during the months presented in the above table.


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

--------------------------------------------------------------------------------

Exhibit
Number                  Exhibit
--------------------------------------------------------------------------------
     10.282 Form of Notice and Premium-Priced Stock Option Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan. +

     12.1      Computation of Ratio of Earnings to Fixed Charges.

     31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

     31.2 Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. **

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. **

     **        Furnished as an exhibit to this quarterly report on Form 10-Q.

     +         Management contract or compensatory plan.
--------------------------------------------------------------------------------

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





Date:  November 4, 2005                          /s/   Christopher V. Dodds
       ------------------------                  -------------------------------
                                                 Christopher V. Dodds
                                                 Executive Vice President and
                                                 Chief Financial Officer