Form 10-K
period 2005-12-31
SCHWAB CHARLES CORP
filed 2006-02-27
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 1-9700

THE CHARLES SCHWAB CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3025021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

120 Kearny Street, San Francisco, CA 94108

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (415) 627-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock-$.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $11,931,717,950. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant, and certain investment companies managed by Charles Schwab Investment Management, Inc. were deemed to be shares of the voting stock held by affiliates.

The number of shares of Common Stock outstanding as of January 31, 2006 was 1,289,815,923.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information contained in the registrant’s definitive proxy statement for its annual meeting of stockholders, to be held May 18, 2006, by reference to that document.

THE CHARLES SCHWAB CORPORATION

Annual Report On Form 10-K

For Fiscal Year Ended December 31, 2005

THE CHARLES SCHWAB CORPORATION

PART I

Item 1.	Business

General Corporate Overview

The Charles Schwab Corporation (CSC), headquartered in San Francisco, California, was incorporated in 1986 and engages, through its subsidiaries (collectively referred to as the Company, and primarily located in San Francisco except as indicated), in securities brokerage, banking, and related financial services. Client assets totaled $1.199 trillion in 7.1 million active client accounts(a) at December 31, 2005. Charles Schwab & Co., Inc. (Schwab), which was incorporated in 1971, is a securities broker-dealer with 296 domestic branch offices in 45 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, U.K. In addition, Schwab serves clients in Hong Kong through one of CSC’s subsidiaries. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust), which was acquired in 2000 and is located in New York City, New York, is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services with 32 offices in 13 states. Charles Schwab Bank, N.A. (Schwab Bank), which commenced operations in April 2003, is a retail bank located in Reno, Nevada.

Other subsidiaries of CSC include Charles Schwab Investment Management, Inc. (CSIM), CyberTrader, Inc. (CyberTrader), and The Charles Schwab Trust Company (CSTC). CSIM is the investment advisor for Schwab’s proprietary mutual funds, which are referred to as the Schwab Funds®. CyberTrader, which was acquired in 2000 and is located in Austin, Texas, is an electronic trading technology and brokerage firm providing services to highly active, online traders. CSTC serves as trustee for employee benefit plans, primarily 401(k) plans.

In 2004, the Company sold its capital markets business, consisting of the partnership interests of Schwab Capital Markets L.P. and all of the outstanding capital stock of SoundView Technology Group, Inc. (collectively referred to as Schwab Soundview Capital Markets, or SSCM). In 2003, the Company substantially exited from its international operations with the sales of its U.K. brokerage subsidiary, Charles Schwab Europe, and its investment in Aitken Campbell, a market-making joint venture in the U.K. In 2001, USTC sold its Corporate Trust business.

As of December 31, 2005, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of 14,000 full-time employees.

The Company provides financial services to individuals and institutional clients through three segments – Schwab Investor Services, Schwab Institutional®, and U.S. Trust. The Schwab Investor Services segment includes the Company’s retail brokerage and banking operations, as well as the division that serves company 401(k) plan sponsors and third-party administrators and supports company stock option plans. The Schwab Institutional segment provides custodial, trading and support services to independent investment advisors (IAs). The U.S. Trust segment provides investment, wealth management, custody, fiduciary, and private banking services to individual and institutional clients. For financial information by segment for the three years ended December 31, 2005, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 24. Segment Information.”

Business Strategy and Competitive Environment

Consistent with the Company’s vision of being the most useful and ethical provider of financial services in the world, its primary strategy is to meet the financial services needs of individual investors and the independent IAs who serve them. In pursuit of this strategy, the Company endeavors to provide clients with a compelling combination of personalized relationships, superior service, and competitive pricing. The Company also strives to combine people and technology in ways that facilitate the delivery of a full range of investment services at great value. People provide the client focus and personal touch that are essential in serving investors, while technology helps create services that are scalable and consistent. This combination helps the Company address a wide range of client needs – from tools and information for self-directed investing or active trading, to advice services or wealth management, to retirement plans, to support services for independent IAs – while enabling each client to easily utilize some or all of these capabilities according to each client’s unique circumstances.

(a)	Accounts with balances or activity within the preceding eight months.

THE CHARLES SCHWAB CORPORATION

The Company’s competition in serving individual investors includes a wide range of brokerage, wealth management and asset management firms. In serving these investors and competing for a growing percentage of the trillions of dollars of investable wealth in the U.S., the Company offers a multi-channel service delivery model which includes branch, telephonic, and online capabilities. Under this model, the Company can offer personalized service at competitive prices while giving clients the choice of where, when, and how they do business with the firm. Schwab’s network of branches and regional telephone service centers is staffed with trained and experienced financial consultants (FCs) focused on building and sustaining client relationships. The Company offers the ability to meet client investing needs through a single ongoing point of contact, even as those needs change over time. In particular, management believes that the Company’s ability to provide those clients seeking help, guidance, or advice with an integrated, individually tailored solution – ranging from occasional consultations to an ongoing relationship with a Schwab FC, IA, or U.S. Trust advisor – is a competitive strength versus the more fragmented offerings of other firms.

The Company’s online and telephonic channels provide quick and efficient access to an extensive array of information, research, tools, trade execution, and administrative services, which clients can access according to their needs. For example, as clients trade more actively, they can use these channels to access highly competitive pricing, expert tools, and extensive service capabilities – including experienced, knowledgeable teams of trading specialists and integrated product offerings. Individuals investing for retirement through 401(k) plans can take advantage of the Company’s bundled offering of multiple investment choices, education, and third-party advice. Management also believes the Company is able to compete with the wide variety of financial services firms striving to attract individual client relationships by complementing these capabilities with the extensive array of investment, banking and lending products described in the following section.

In the IA arena, the Company competes with institutional custodians, traditional and discount brokers, banks, and trust companies. Management believes that its Schwab Institutional segment can maintain its market leadership position primarily through the efforts of its expanded sales and support teams, which are dedicated to helping IAs grow, compete, and succeed. In addition to focusing on superior service, Schwab Institutional competes by utilizing technology to provide IAs with a highly-developed, scalable platform for administering their clients’ assets easily and efficiently. Schwab Institutional also sponsors a variety of national, regional, and local events designed to help IAs identify and implement better ways to grow and manage their practices efficiently.

Another important aspect of the Company’s ability to compete is its ongoing focus on efficiency and productivity, as lower costs give the Company greater flexibility in its approach to pricing and investing for growth. Management believes that this flexibility remains important in light of the current competitive environment, in which a number of competitors have reduced online trading commission rates and account fees. Additionally, the Company’s nationwide marketing effort is an important competitive tool because it reinforces the attributes of the Schwab®, U.S. Trust®, and CyberTrader® brands, thereby leveraging the local business development efforts of the 4,600 Company client-facing staff in its offices and service centers.

Products and Services

The Company offers a broad range of products to address its clients’ varying investment and financial needs. Examples of these product offerings include:

•	Brokerage – various asset management accounts including some with check-writing features, individual retirement accounts, retirement plans for small to large businesses, 529 college savings accounts, and margin loans, as well as access to fixed income securities and equity and debt offerings;

•	Banking – first mortgages, home equity lines of credit, pledged-asset mortgages, checking accounts linked to brokerage accounts, certificates of deposit, demand deposit accounts, private banking accounts, and credit cards; and

•	Mutual funds – third-party mutual funds through Mutual Fund Marketplace®, including no-load mutual funds through the Mutual Fund OneSource® service, proprietary mutual funds from three fund families – Schwab Funds, Laudus Funds™, and Excelsior® Funds, and mutual fund trading and clearing services to broker-dealers.

These products, and the Company’s full array of investing services, are made available through its three segments – Schwab Investor Services, Schwab Institutional, and U.S. Trust.

THE CHARLES SCHWAB CORPORATION

Schwab Investor Services

Clients of the Company, through the Schwab Investor Services segment have access to the services described below.

The Company offers research, analytic tools, performance reports, market analysis, and educational material to all clients. Clients looking for more guidance have access to online portfolio planning tools, as well as professional advice from Schwab’s portfolio consultants who can help develop an investment strategy and carry out investment and portfolio management decisions.

Schwab strives to demystify investing by educating and assisting clients in the development of investment plans. Educational tools include workshops, interactive courses, and online information about investing. Additionally, Schwab provides various Internet-based research and analysis tools which are designed to help clients achieve better investment outcomes. As an example of such tools, Schwab Equity Ratings® is a quantitative model-based stock rating system which provides all clients with ratings on approximately 3,000 stocks, assigning each equity a single grade: A, B, C, D, or F. Stocks are rated based on specific factors relating to fundamentals, valuation, momentum, and risk and ranked so that the number of ‘buy consideration’ ratings – As and Bs – equals the number of ‘sell consideration’ ratings – Ds and Fs.

Clients may need specific investment recommendations either from time to time or on an ongoing basis. The Company seeks to provide clients seeking advice with customized solutions that are uncomplicated and not influenced by commissions on transactions. The Company’s approach to advice is based on long-term investment strategies and guidance on portfolio diversification and asset allocation. This approach is designed to be offered consistently across all of Schwab’s delivery channels.

Schwab Private ClientTM features a face-to-face advice relationship with a designated Schwab consultant who offers individualized service, provides ongoing investment strategy and execution, and acts as a liaison between clients and a team of Schwab professionals.

For clients seeking a relationship in which investment decisions are fully delegated to a financial professional, the Company offers several alternatives. The Company can refer investors who want to utilize a specific third-party money manager to direct a portion of their investment assets through the Schwab Managed Account program. In addition, clients who want the assistance of an independent professional in managing their financial affairs may be referred to IAs in the Schwab Advisor Network®. These IAs provide personalized portfolio management, financial planning, and wealth management solutions. In addition, certain clients and potential clients who desire personalized investment management, wealth management, trust, and private banking services can also receive referrals to U.S. Trust.

The Company strives to deliver information, education, technology, service, and pricing which meet the specific needs of clients who trade actively. CyberTrader offers integrated Web- and software-based trading platforms, which incorporate direct access and intelligent order routing technology, real-time market data, options trading, and premium stock research. Schwab also offers Web- and software-based trading platforms with similar account and trade management features, risk management tools, and dedicated personal support, as well as multi-channel access.

The Company’s international business serves both foreign investors and non-English-speaking U.S. clients who wish to trade or invest in U.S. dollar-based securities. The Company has a physical presence in the United Kingdom and Hong Kong. In the U.S., the Company serves Chinese-, Korean-, Vietnamese-, and Spanish-speaking clients through a combination of designated branch offices and Web-based and telephonic services.

The Company provides 401(k) recordkeeping and other retirement plan services to corporations and professional organizations. A dedicated sales force markets these services directly to such organizations, and the Company also serves plan sponsors indirectly through alliances with third-party administrators. The Company’s bundled 401(k) retirement plan product offers plan sponsors a wide array of investment options, participant education and servicing, trustee services, and participant-level recordkeeping. Participants in these plans have access to customized advice provided by a third party.

THE CHARLES SCHWAB CORPORATION

Schwab Institutional

Through the Schwab Institutional segment, Schwab provides custodial, trading, technology, Web, and other support services to IAs. To attract and serve IAs, Schwab Institutional has a dedicated sales force and service teams assigned to meet their needs.

IAs who custody client accounts at Schwab may use proprietary software which provides IAs with up-to-date client account information, as well as trading capabilities. IAs may also utilize the Schwab Institutional website, the core platform for IAs to conduct daily business activities online with Schwab, including submitting client account information, and retrieving news and market information. In addition, IAs and their clients have access to a broad range of the Company’s products and services.

U.S Trust

U.S. Trust provides a wide array of wealth management services for affluent individuals and their families. These services include investment consulting and management; financial, retirement, and estate planning; fiduciary services; and private banking. For clients with less than $5 million in assets, U.S. Trust offers Wealth Advisory Accounts, an investment advisory service that utilizes proprietary and third-party mutual funds and model portfolios. For clients with $5 million to $50 million in assets, U.S. Trust offers customized wealth management services, which include individually managed balanced portfolios, as well as proprietary and third-party specialized investment management services. For clients with assets of more than $50 million, U.S. Trust provides specialized fiduciary, financial planning, enhanced master custody, and philanthropic consulting services, in addition to investment consulting and management. U.S. Trust offers private banking services to help meet the credit and liquidity needs of its clients.

For institutional clients, including corporations, financial institutions, endowments, foundations, and pension plans, U.S. Trust provides investment management and special fiduciary services. U.S. Trust offers a wide range of asset classes and investment styles, including domestic and international equity investments, structured investments, alternative investments, fixed income securities, and short-term cash management. Additionally, U.S. Trust is a provider of specialized investment management, fiduciary, and consulting services for employee benefit plans.

Regulation

CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. CSC’s depository institution subsidiaries, including Schwab Bank and affiliates of U.S. Trust, are subject to regulation under federal and state laws, including supervision by federal and state banking authorities.

The securities industry in the United States is subject to extensive regulation under both federal and state laws. Schwab and CyberTrader are registered as broker-dealers with the Securities and Exchange Commission (SEC), the fifty states, and the District of Columbia and Puerto Rico. Schwab and CSIM are registered as investment advisors with the SEC. Additionally, Schwab is regulated by the Commodities Futures Trading Commission (CFTC) with respect to the futures and commodities trading activities it conducts as an introducing broker.

Much of the regulation of broker-dealers has been delegated to self-regulatory organizations (SROs), namely the national securities exchanges, the National Association of Securities Dealers (NASD), and the Municipal Securities Rulemaking Board (MSRB). Schwab is a member of several national securities exchanges and is consequently subject to their rules and regulations. The primary regulators of Schwab and CyberTrader are the NASD and, for municipal securities, the MSRB. The CFTC has designated the National Futures Association (NFA) as Schwab’s primary regulator for futures and commodities trading activities. The Company’s business is also subject to oversight by regulatory bodies in other countries in which the Company operates.

The principal purpose of regulating broker-dealers and investment advisors is the protection of clients and the securities markets. The regulations to which broker-dealers and investment advisors are subject cover all aspects of the securities business, including, among other things, sales and trading practices, publication of research, margin lending, uses and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping and reporting, fee arrangements, disclosure to clients, fiduciary duties owed to advisory clients, and the conduct of directors, officers and employees.

THE CHARLES SCHWAB CORPORATION

The Company is subject to claims, lawsuits, regulatory examinations, and enforcement proceedings in the ordinary course of business, which can result in settlements, awards, censures, fines, cease and desist orders, or suspension or expulsion of an affiliate, its officers, or employees.

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

The Net Capital Rule limits broker-dealers’ ability to transfer capital to parent companies and other affiliates. Compliance with the Net Capital Rule could limit Schwab’s operations and its ability to repay subordinated debt to CSC, which in turn could limit CSC’s ability to repay debt, pay cash dividends, and purchase shares of its outstanding stock.

Sources of Revenues

For revenue information by source for the three years ended December 31, 2005, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Revenues.”

Available Information

The Company files annual, quarterly, and current reports, proxy statements, and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an Internet website that contains annual, quarterly, and current reports, proxy and information statements, and other information that issuers (including the Company) file electronically with the SEC. The SEC’s Internet website is www.sec.gov.

On the Company’s Internet website, www.aboutschwab.com, the Company posts the following recent filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: the Company’s annual reports on Form 10-K, the Company’s quarterly reports on Form 10-Q, the Company’s current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge either on the Company’s website or by request via email (investor.relations@schwab.com), telephone (415-636-2787), or mail (Charles Schwab Investor Relations at 101 Montgomery Street, San Francisco, CA 94104).

Item 1A.	Risk Factors

The Company faces a variety of risks that may affect its operations or financial results, and many of those risks are driven by factors that the Company cannot control or predict. The following discussion addresses those risks that management believes are the most significant, although there may be other risks that could arise, or may prove to be more significant than expected, that may affect the Company’s operations or financial results.

For a discussion of the Company’s risk management, including technology and operating risk and legal and regulatory risk, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.”

There has been aggressive price competition in the Company’s industry, which may continue in the future.

The Company continually monitors its pricing in relation to competitors and periodically adjusts commission rates, interest rates, and other fee structures to enhance its competitive position. Increased competition, including pricing pressure, could harm the Company’s results of operations and financial condition.

The industry in which the Company competes has recently undergone a period of consolidation and the Company now faces stronger competitors.

The Company faces intense competition for the clients that it serves and the products and services it offers. There has recently been significant consolidation as financial institutions with which the Company competes have been acquired by or merged

THE CHARLES SCHWAB CORPORATION

into or acquired other firms. This consolidation may continue. Competition is based on many factors, including the range of products and services offered, pricing, customer service, brand recognition, reputation, and perceived financial strength. Consolidations may enable other firms to offer a broader range of products and services than the Company does, or offer such products at more competitive prices.

The Company faces intense competition in hiring and retaining qualified employees, especially for employees who are key to the Company’s ability to build and enhance client relationships.

The market for quality professionals and other personnel in the Company’s business is highly competitive. Competition is particularly strong for financial consultants who build and sustain the Company’s client relationships. The Company’s ability to continue to compete effectively will depend upon its ability to attract new employees and retain existing employees while managing compensation costs.

Extensive regulation of the Company’s businesses limits the Company’s activities and may subject it to significant penalties.

As a participant in the securities and financial services industries, the Company is subject to extensive regulation under both federal and state laws by governmental agencies, supervisory authorities, and SROs. Such regulation continues to become more extensive and complex. The requirements imposed by the Company’s regulators are designed to ensure the integrity of the financial markets and to protect clients. These regulations often serve to limit the Company’s activities by way of net capital, customer protection and market conduct requirements, and restrictions on the businesses in which the Company may operate. Despite the Company’s efforts to comply with applicable regulations, there are a number of risks, particularly in areas where applicable regulations may be unclear or where regulators revise their previous guidance. Any enforcement actions or other proceedings brought by the Company’s regulators could result in fines, penalties, cease and desist orders, enforcement actions, or suspension or expulsion of an affiliate, its officers, or employees, any of which could harm the Company’s reputation and adversely affect the Company’s results of operations and financial condition.

In the ordinary course of business, the Company is subject to litigation and may not always be successful in defending itself against such claims.

The Company is subject to claims and lawsuits in the ordinary course of its business, which can result in settlements and awards. It is inherently difficult to predict the ultimate outcome of these matters, particularly in cases in which claimants seek substantial or unspecified damages, and a substantial judgment, settlement, fine, or penalty could be material to the Company’s operating results for a particular future period, depending on the Company’s results for that period.

Changes in legislation, rules, and regulations could negatively impact the Company’s business and financial results.

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

A significant decrease in the Company’s liquidity could negatively affect the Company’s business as well as reduce client confidence in the Company.

Maintaining adequate liquidity is crucial to the business operations of the Company, including margin lending, mortgage lending, and transaction settlement, among other liquidity needs. A reduction in the Company’s liquidity position could also reduce client confidence in the Company, which could result in the loss of client accounts. In addition, if the Company’s broker-dealer or depository institution subsidiaries fail to meet regulatory capital guidelines, regulators could limit the Company’s operations and its ability to repay debt, pay cash dividends, and repurchase shares of its stock. In particular, any such limitations could have an adverse effect on CSC, which depends primarily on cash generated by its subsidiaries in order to fulfill its debt service obligations and otherwise meet its liquidity needs. The Company attempts to manage liquidity risk by maintaining sufficient liquid financial resources to fund its balance sheet and meet its obligations. The Company’s liquidity needs are met primarily through cash generated by operations, as well as cash provided by external financing. Risks in meeting these needs may arise with fluctuations in client cash or deposit balances, as well as changes in market conditions.

THE CHARLES SCHWAB CORPORATION

Specific risk factors which may adversely affect the Company’s liquidity position include:

•	a reduction in cash held in banking or brokerage client accounts which may affect the amount of the Company’s liquid assets;

•	a significant downgrade in the Company’s credit ratings which could increase its borrowing costs and limit its access to the capital markets; and

•	a dramatic increase in the Company’s client lending activities (including margin, mortgage, and personal lending) which may reduce the Company’s liquid resources and excess capital position.

Technology and operational failures could subject the Company to losses, litigation, and regulatory actions.

The Company faces technology and operating risk which is the potential for loss due to deficiencies in control processes or technology systems of the Company or its outsourced service providers that constrain the Company’s ability to gather, process, and communicate information efficiently and securely, without interruptions. This risk also includes the risk of human error, employee misconduct, external fraud, computer viruses, terrorist attacks, and natural disaster. The Company’s business and operations could be negatively impacted by any significant technology and operational failures. Moreover, instances of fraud or other misconduct might also negatively impact the Company’s reputation and client confidence in the Company, in addition to any direct losses that might result from such instances. Despite the Company’s efforts to identify areas of risk, oversee operational areas involving risk, and implement policies and procedures designed to mitigate risk, there can be no assurance that the Company will not suffer unexpected losses due to technology or other operational failures, including those of outsourced service providers.

The Company may suffer significant losses from its credit exposures.

The Company’s businesses are subject to the risk that a client or counterparty will fail to perform its contractual obligations, or that the value of collateral held to secure obligations will prove to be inadequate. The Company’s exposure mainly results from margin lending activities, securities lending activities, its role as a counterparty in financial contracts, investing activities, banking loan portfolios, and indirectly from the investing activities of certain of the Company’s proprietary funds.

Significant interest rate changes could affect the Company’s profitability and financial condition.

The Company is exposed to interest rate risk primarily from changes in the interest rates on its interest-earning assets (such as margin loans and customer mortgages) and its funding sources, such as customer deposits and Company borrowings. Changes in interest rates could affect the interest earned on interest-earning assets differently than the interest the Company pays on its interest-bearing liabilities. In general, the Company is positioned to benefit from a rising interest rate environment, and could be adversely affected by a general decline in interest rates, although any potential reduction in net interest income may be offset by growth in the Company’s loan portfolio and inflows of client cash. In addition, in the event prevailing short-term interest rates declined to the point where yields available on money market mutual funds approached the level of management fees on those funds, the Company could find itself in the position of having to reduce its management fees so that it could continue to pay clients a competitive return on their assets.

Potential strategic transactions could have a negative impact on the Company’s financial position.

From time to time, the Company evaluates potential strategic transactions, including business combinations, acquisitions, and dispositions. Any such transaction could have a material impact on the Company’s financial position, results of operations, or cash flows. The process of evaluating, negotiating, and effecting any such strategic transaction may divert management’s attention from other business concerns, and might cause the loss of key clients, employees, and business partners. Moreover, the integration of any acquisition may create unforeseen challenges for the Company’s operational, financial, and management information systems, as well as unforeseen expenditures and other risks, including difficulties in managing facilities and employees in different geographic areas. In addition, an acquisition may cause the Company to assume liabilities or become subject to litigation. Further, the Company may not realize a positive return on any acquisition and any future acquisition could be dilutive to the Company’s current stockholders’ percentage ownership or to earnings per share (EPS).

THE CHARLES SCHWAB CORPORATION

The Company’s stock price has fluctuated historically, and may continue to fluctuate.

The Company’s stock price can be volatile. Among the factors that may affect the Company’s stock price are the following:

•	speculation in the investment community or the press about, or actual changes in, the Company’s competitive position, organizational structure, executive team, operations, financial condition, financial reporting and results, effectiveness of cost reduction initiatives, or strategic transactions;

•	the announcement of new products, services, acquisitions, or dispositions by the Company or its competitors;

•	increases or decreases in revenue or earnings, changes in earnings estimates by the investment community, and variations between estimated financial results and actual financial results.

Changes in the stock market generally or as it concerns the Company’s industry, as well as geopolitical, economic, and business factors unrelated to the Company, may also affect the Company’s stock price.

Developments in the business, economic, and geopolitical environment could negatively impact the Company’s business.

The Company’s business can be significantly affected by the general environment – economic, corporate, securities market, regulatory, and geopolitical developments all play a role in client asset valuations, trading activity, interest rates and overall investor engagement. These factors are outside of the control of the Company and could have a negative impact on the Company’s results of operations and financial condition.

Item 1B.	Unresolved Securities and Exchange Commission Staff Comments

None.

Item 2.	Properties

A summary of the Company’s significant locations at December 31, 2005 is presented in the following table. All locations are leased or owned, as noted below. The square footage amounts are presented net of space that has been subleased to third parties.

(amounts in thousands)

	Square Footage
Location	Leased	Owned
Corporate office space:

San Francisco, CA (1)	1,430	—

New York, NY (2)	432	—

Service centers:

Phoenix, AZ (3,4)	107	1,009

Denver, CO (3)	274	—

Richfield, OH (5)	123	—

Indianapolis, IN (3)	—	113

Orlando, FL (3)	106	—

(1)	Includes Schwab headquarters.

(2)	Includes U.S. Trust headquarters.

(3)	Includes a regional telephone service center.

(4)	Includes two data centers and an administrative support center.

(5)	Includes the Corporate and Retirement Services division headquarters.

THE CHARLES SCHWAB CORPORATION

Substantially all of the Company’s branch offices are located in leased premises. The corporate headquarters, data centers, offices, and service centers generally support all of the Company’s segments.

Item 3.	Legal Proceedings

The Company has been named as a party in various legal actions, and is the subject of various regulatory investigations, which include the matters described below. It is inherently difficult to predict the outcome of these matters, particularly in cases in which claimants seek substantial or unspecified damages, or where investigations or proceedings are at an early stage, and the Company cannot predict with certainty the loss or range of loss that may be incurred from any potential judgment, settlement, or award. However, based on current information and consultation with counsel, management believes that the resolution of these matters will not have a material adverse impact on the financial condition or cash flows of the Company, although a judgment, settlement or award could be material to the Company’s operating results for a particular future period, depending on results for that period.

Mutual Funds Litigation: Since November 2003, multiple purported class action and derivative lawsuits have been filed against the Company and certain affiliates, officers and directors in connection with alleged improper and illegal mutual fund trading practices.

Several lawsuits filed in federal court in September 2004 relating to mutual fund trading practices have been consolidated in U.S. District Court in Maryland for the purpose of coordinated pre-trial proceedings. In November 2005, the judges assigned to these cases dismissed or partially dismissed a number of plaintiffs’ claims, as follows:

During September 2004, Schwab was named in three consolidated class action lawsuits brought on behalf of shareholders in the Invesco, MFS, and Pilgrim-Baxter mutual fund families. The lawsuits, which were filed in U.S. District Court in Maryland, alleged that Schwab and more than 38 other broker-dealers, banks, and other financial intermediaries acted as conduits for market-timing and late-trading activity by disregarding excessive trading on their platforms and facilitating such activity. Plaintiffs sought unspecified compensatory and punitive damages. On November 3, 2005, the judge assigned to the Invesco and MFS cases dismissed all claims against Schwab and certain other defendants. The judge dismissed the federal securities claims with prejudice and the state law claims with leave to amend. A separate judge assigned to the Pilgrim-Baxter case has yet to rule on defendants’ motions to dismiss in that matter.

During September 2004, purported Excelsior® Fund shareholders filed a consolidated amended class action complaint against U.S. Trust Company, N.A. (U.S. Trust NA), United States Trust Company of New York (U.S. Trust NY), Schwab, the Excelsior Funds, and various current and former officers and trustees of the Excelsior Funds and U.S. Trust. Plaintiffs allege that the defendants breached fiduciary duties and violated federal securities laws by permitting market-timing and late-trading in the Excelsior Funds, by failing to disclose such timing in the fund prospectuses, and by charging excessive fees. Plaintiffs seek unspecified compensatory and punitive damages, disgorgement of investment advisory fees, and attorneys’ fees. On November 4, 2005, nine of plaintiffs’ thirteen causes of action were dismissed, including all state law claims (which were dismissed with leave to amend) and certain disclosure claims. In addition, plaintiffs agreed to dismiss all claims against Schwab and the Excelsior Funds. Three disclosure and excessive fee claims remain pending against U.S. Trust, two former U.S. Trust officers, and a current U.S. Trust officer/Excelsior Funds trustee.

During September 2004, certain Excelsior Fund shareholders also filed a consolidated amended derivative action on behalf of nominal defendants Excelsior Funds Inc., Excelsior Funds Trust, and Excelsior Tax Exempt Funds Inc. (the Fund Companies), against CSC, USTC, U.S. Trust NY, U.S. Trust NA, and various current and former trustees of the Excelsior Funds. Plaintiffs allege that defendants breached fiduciary duties and violated state law and federal securities laws by permitting market timing in the Excelsior Funds, by failing to disclose such timing in the fund prospectuses, and by charging excessive fees. Plaintiffs seek, on behalf of the Fund Companies, unspecified monetary damages, as well as removal of the fund trustees, removal of U.S. Trust as advisor to the funds, rescission of U.S. Trust’s investment advisory contracts with the funds, disgorgement of management fees and compensation relating to the funds, and attorneys’ fees. On November 4, 2005, ten of plaintiffs’ twelve causes of action were dismissed with prejudice, including all state law claims and certain federal securities law claims. In addition, plaintiffs agreed to dismiss their claims against certain former and current fund trustees. The remaining claims, which are asserted against CSC, U.S. Trust, and a current U.S. Trust officer/Excelsior Funds trustee, relate to allegations of excessive

THE CHARLES SCHWAB CORPORATION

fees; a decision as to whether these claims properly belong to plaintiffs in this action or to plaintiffs in the above mentioned class action remains pending.

Separately, two stockholders’ derivative actions were filed in California Superior Court in San Francisco in March and April 2004 against CSC and sixteen current or former CSC directors. These actions allege that the directors breached their fiduciary duties to CSC and its stockholders by allegedly failing to maintain adequate controls to prevent improper mutual fund trading practices. The lawsuits seek the recovery of unspecified compensatory damages and attorneys’ fees from the named individuals, along with the return of all salaries and other remuneration they received as directors. CSC is named as a nominal defendant, although no damages are sought against CSC. These claims have been stayed by agreement pending entry of a formal order on CSC’s motion to dismiss in the consolidated federal derivative action described above.

The Company believes it has strong defenses and is vigorously contesting each of the remaining claims described above.

Mutual Funds Regulatory Matters: The Company has responded to inquiries and subpoenas from federal and state authorities relating to circumstances in which a small number of parties were permitted to engage in short-term trading of certain Excelsior Funds through U.S. Trust. Although the Company is unable to predict the ultimate outcome of these matters, any enforcement actions instituted as a result of the investigations may subject the Company to fines, penalties, or other administrative remedies. The Company is cooperating with regulators, and has taken steps to enhance its existing policies and procedures to further discourage, detect, and prevent market-timing and late-trading.

SoundView Litigation: As part of the sale of SoundView to UBS Securities LLC and UBS Americas Inc. (collectively referred to as UBS), the Company agreed to indemnify UBS for any expenses associated with certain litigation, including the following matters:

SoundView and certain of its subsidiaries are among the numerous financial institutions named as defendants in multiple purported securities class actions filed in the United District Court for the Southern District of New York (the IPO Allocation Litigation) between June and December 2001. The IPO Allocation Litigation was brought on behalf of persons who either directly or in the aftermarket purchased IPO securities between March 1997 and December 2000. The plaintiffs allege that SoundView entities and the other underwriters named as defendants required customers receiving allocations of IPO shares to pay excessive and undisclosed commissions on unrelated trades and to purchase shares in the aftermarket at prices higher than the IPO price, in violation of the federal securities laws. SoundView entities have been named in 31 of the actions, each involving a different company’s IPO, and had underwriting commitments in approximately 90 other IPOs that are the subject of lawsuits. SoundView entities have not been named as defendants in these cases, although the lead underwriters in those IPOs have asserted that depending on the outcome of the cases, SoundView entities may have indemnification or contribution obligations based on underwriting commitments in the IPOs. The parties, with the assent of the Court, have selected 17 cases as focus cases for the purpose of case-specific discovery, and the Court has certified the existence of a class in the focus cases. Wit Capital, a SoundView predecessor, is a defendant in one of the focus cases. Additionally, SoundView entities had underwriting commitments in approximately 11 other focus cases. The Company is vigorously contesting such claims on behalf of SoundView pursuant to the above-mentioned indemnity with UBS.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2005, no matters were submitted to a vote of CSC’s security holders.

THE CHARLES SCHWAB CORPORATION

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

CSC’s common stock is listed on The Nasdaq Stock Market under the ticker symbol SCHW. The number of common stockholders of record as of January 31, 2006 was 10,986. The closing market price per share on that date was $14.79.

The other information required to be furnished pursuant to this item is included in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 27. Quarterly Financial Information (Unaudited).”

(c) Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the fourth quarter of 2005.

(In millions, except per share amounts)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
Month
October	5	$13.87	5	$194
November	1	14.92	1	180
December	2	14.87	2	146

Total	8	$14.28	8	$146

(1)	All shares were repurchased under an authorization by CSC’s Board of Directors covering up to $300 million of common stock publicly announced by the Company on July 29, 2005. This authorization does not have an expiration date.

The Company may receive shares to pay the exercise price and/or to satisfy tax withholding obligations by employees who exercise stock options (granted under employee stock incentive plans), which are commonly referred to as stock swap exercises. Such exercises represented less than 500,000 per month for each of the months presented in the above table.

THE CHARLES SCHWAB CORPORATION

Item 6.	Selected Financial Data

Selected Financial and Operating Data

(In Millions, Except Per Share Amounts, Ratios, Number of Domestic Offices, and as Noted)

	Growth Rates
	Compounded	Annual
	4-Year 2001-2005	1-Year 2004-2005	2005	2004	2003	2002	2001
Results of Operations
Revenues	2%	6%	$4,464	$4,202	$3,896	$3,944	$4,068
Expenses excluding interest	(4%)	(8%)	$3,279	$3,557	$3,179	$3,695	$3,941
Income from continuing operations before extraordinary gain	77%	76%	$730	$414	$476	$149	$75
Net income	38%	153%	$725	$286	$472	$109	$199
Income from continuing operations per share — basic	83%	81%	$.56	$.31	$.35	$.11	$.05
Income from continuing operations per share — diluted	83%	87%	$.56	$.30	$.35	$.11	$.05
Basic earnings per share (1)	41%	167%	$.56	$.21	$.35	$.08	$.14
Diluted earnings per share (1)	41%	162%	$.55	$.21	$.35	$.08	$.14
Dividends declared per common share	19%	20%	$.089	$.074	$.050	$.044	$.044
Weighted-average common shares outstanding — diluted			1,308	1,365	1,364	1,375	1,399
Asset-based and other revenues as a percentage of revenues (2)			83%	76%	69%	69%	66%
Trading revenues as a percentage of revenues (2)			17%	24%	31%	31%	34%
Effective income tax rate on income from continuing operations			38.4%	35.8%	33.6%	40.2%	41.4%
Capital expenditures — cash purchases of equipment, office facilities, property, and internal-use software development costs, net (3)	(24%)	(48%)	$100	$194	$147	$154	$295
Capital expenditures, net, as a percentage of revenues			2%	5%	4%	4%	7%

Performance Measures
Revenue growth (decline)			6%	8%	(1%)	(3%)	(22%)
Pre-tax profit margin from continuing operations			26.5%	15.3%	18.4%	6.3%	3.1%
Return on stockholders’ equity			16%	6%	11%	3%	5%

Financial Condition (at year end)
Total assets	4%	—	$47,351	$47,133	$45,866	$39,705	$40,464
Long-term debt	(8%)	(12%)	$514	$585	$772	$642	$730
Stockholders’ equity	2%	1%	$4,450	$4,386	$4,461	$4,011	$4,163
Assets to stockholders’ equity ratio			11	11	10	10	10
Long-term debt to total financial capital (long-term debt plus stockholders’ equity)			10%	12%	15%	14%	15%

Client Information (at year end)
Client assets (in billions)	9%	11%	$1,199.2	$1,081.2	$966.7	$764.8	$845.9
Net new client assets (in billions)	—	49%	$75.0	$50.3	$56.2	$47.6	$73.6
Active client accounts (4)	(2%)	(3%)	7.1	7.3	7.5	8.0	7.8
Independent investment advisor client assets (in billions) (5)	15%	17%	$406	$348	$287	$222	$235
Independent investment advisor client accounts (in thousands) (5)	7%	7%	1,413	1,316	1,239	1,182	1,082
Number of domestic offices	(6%)	20%	328	273	376	422	429

Employee Information
Full-time equivalent employees (at year end, in thousands)	(8%)	(1%)	14.0	14.2	16.0	16.4	19.2
Revenues per average full-time equivalent employee (in thousands)	15%	20%	$323	$269	$245	$214	$183
Compensation and benefits expense as a percentage of revenues			43%	45%	43%	44%	44%

(1)	Both basic and diluted earnings per share include discontinued operations and extraordinary gains.

(2)	Asset-based and other revenues include asset management and administration fees, net interest revenue, and other revenues. Trading revenues include commission and principal transaction revenues.

(3)	Capital expenditures in 2005 are presented net of proceeds of $20 million from the sale of equipment.

(4)	Reflects the removal of 192,000 accounts in 2003 related to the Company's withdrawal from the Employee Stock Purchase Plan business and the transfer of those accounts to other providers. Active accounts are defined as accounts with balances or activity within the preceding eight months.

(5)	Represents amounts related to the Schwab Institutional® segment.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of the Company focuses on several key financial and non-financial metrics in evaluating the Company’s financial position and operating performance. Results for the years ended December 31, 2005, 2004, and 2003 are shown in the following table:

	Growth Rate 1-year 2004-2005	2005	2004	2003
Client Activity Metrics:
Net new client assets (in billions)	49%	$75.0	$50.3	$56.2
Client assets (in billions, at year end)	11%	$1,199.2	$1,081.2	$966.7
Daily average revenue trades (in thousands)	27%	197.9	156.4	140.8

Company Financial Metrics:
Revenue growth (decline) from prior year		6%	8%	(1%)
Pre-tax profit margin from continuing operations		26.5%	15.3%	18.4%
Return on stockholders’ equity		16%	6%	11%
Revenue per average full-time equivalent employee (in thousands)	20%	$323	$269	$245

•	Net new client assets is defined as the total inflows of client cash and securities to the firm less client outflows. Management believes that this metric depicts how well the Company’s products and services appeal to new and existing clients.

•	Client assets is the market value of all client assets housed at the Company. Management considers client assets to be indicative of the Company’s appeal in the marketplace. Additionally, growth in certain components of client assets (e.g., Mutual Fund OneSource funds) directly impacts asset management and administration fee revenues.

•	Daily average revenue trades (DART) is deemed by management to be an important indicator of client engagement with securities markets and the most prominent driver of trading revenues.

•	Management believes that revenue growth, pre-tax profit margin from continuing operations, and return on stockholders’ equity provide broad indicators of the Company’s overall financial health, operating efficiency, and ability to generate acceptable returns.

•	Revenue per average full-time equivalent employee (revenue per FTE) is considered by management to be the Company’s broadest measure of productivity.

The Company’s revenues are classified into asset-based and other (i.e., asset management and administration fees, net interest revenue, and other revenue) and trading categories. The Company generates asset-based and other revenues primarily through asset management and administration fees earned through its proprietary and third-party mutual fund offerings, as well as fee-based investment management and advisory services, and interest revenue earned on margin loans, loans to banking clients, and investments. Asset-based and other revenues are impacted by securities valuations, interest rates, the Company’s ability to attract new clients, and client activity levels. The Company generates trading revenues through commissions earned for executing trades for clients and principal transaction revenues from trading activity in fixed income securities. Trading revenues are impacted by trading volumes, the volatility of equity prices in the securities markets and commission rates.

Energy prices, inflation concerns, and short-term interest rates increased throughout 2005. While overall market returns were mixed for much of the year with the Dow Jones Industrial Average ending 1% lower, and the Standard and Poor’s 500 Index and the Nasdaq Composite Index ending up a modest 3% and 1%, respectively, the Company experienced a general improvement in client asset flows and trading volume as the year progressed.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Following four years of restructuring and cost-cutting efforts, management focused on returning to profitable growth in 2005 by enhancing the Company’s personal service capabilities and developing stronger relationships with clients. Additionally, reflecting a commitment to deliver a value proposition that includes high quality products and services at competitive prices, the Company significantly reduced its commission pricing for a wide range of clients over the course of the fourth quarter of 2004 and the first three quarters of 2005. Schwab also invested for growth by eliminating account service fees (for most accounts) and order handling fees in the fourth quarter of 2005, as well as launching a significant new national advertising campaign. Assets in client accounts were $1.199 trillion at December 31, 2005, up 11% from 2004. Net new client assets brought to the Company totaled $75.0 billion for the year, up 49% from a year ago.

Overall, the Company’s price cuts contributed to a 24% decline in trading revenues for 2005, yet continued success in attracting client assets and building stronger client relationships, as well as the rising interest rate environment led to a 16% increase in asset-based and other revenues and total revenue growth of 6%. Expenses decreased by 8% over 2004 levels, primarily due to restructuring charges recorded in 2004 related to the Company’s restructuring initiatives. The Company achieved a significant increase in its pre-tax profit margin from continuing operations due to the combination of higher revenues and lower expenses in 2005. Return on stockholders’ equity grew in 2005 due to both a 153% increase in net income to $725 million (the highest level in the Company’s history) and its capital management activities, including the repurchase of $688 million of common stock.

Subsequent Events

On January 26, 2006, the Board of Directors authorized the repurchase of up to $300 million of CSC’s common stock in addition to the remaining authorization previously granted by the Board of Directors on July 28, 2005.

On January 26, 2006, on the recommendation of the Nominating and Corporate Governance Committee, the Board of Directors elected Marjorie Magner to the Board of Directors to serve as a member of the class of directors whose term expires at the annual meeting of stockholders in 2006.

RESULTS OF OPERATIONS

	Growth Rate 1-year 2004-2005	2005	2004	2003
Asset-based and other revenues	16%	$3,685	$3,177	$2,706
Trading revenue	(24%)	779	1,025	1,190

Total revenues	6%	4,464	4,202	3,896
Expenses excluding interest	(8%)	3,279	3,557	3,179

Income from continuing operations before taxes on income	84%	1,185	645	717
Taxes on income	97%	(455)	(231)	(241)

Income from continuing operations	76%	730	414	476
Loss from discontinued operations, net of tax	(96%)	(5)	(128)	(4)

Net income	153%	$725	$286	$472

Earnings per share – diluted	162%	$.55	$.21	$.35
Pre-tax profit margin from continuing operations		26.5%	15.3%	18.4%
Effective income tax rate on income from continuing operations		38.4%	35.8%	33.6%

The increase in asset-based and other revenues from 2004 was primarily due to an increase in asset management and administration fees resulting from higher levels of client assets and an increase in net interest revenue resulting from yields on assets increasing faster than those on liabilities. The decrease in trading revenues from 2004 was primarily due to lower average revenue earned per revenue trade resulting from reductions in the Company’s commission pricing, partially offset by higher client trading activity.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

The decrease in expenses excluding interest from 2004 was primarily due to lower restructuring charges, occupancy and equipment expense, and communications expense. The increase in the effective income tax rate from 2004 was primarily due to higher state taxes in 2005 and a favorable tax settlement in 2004.

The increase in income from continuing operations before taxes on income from 2004 was primarily due to the combination of factors discussed above – higher asset-based and other revenue and lower restructuring charges. The higher income from continuing operations, as well as a lower loss from discontinued operations, resulted in a 153% increase in net income.

Effective October 1, 2005, the Company eliminated account service fees (for most accounts) and order-handling fees. Based on the Company’s then-current account base, the impact of these eliminations is approximately $50 million of annualized revenues.

Certain reclassifications have been made to prior year amounts to conform to the current presentation. All references to EPS information in this Management’s Discussion and Analysis of Results of Operations and Financial Condition reflect diluted earnings per share unless otherwise noted.

Segment Information

The Company evaluates the performance of its segments on a pre-tax basis excluding items such as restructuring charges, impairment charges, discontinued operations, and extraordinary items.

As detailed in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 24. Segment Information,” income from continuing operations before taxes on income was $1.2 billion for 2005, up $540 million, or 84%, from 2004 primarily due to increases of $282 million, or 59%, in the Schwab Investor Services segment; $38 million, or 14%, in the Schwab Institutional segment; $34 million, or 49%, in the U.S. Trust segment; and a $186 million increase in unallocated income from continuing operations. The increase in the Schwab Investor Services segment was primarily due to lower expenses related to the Company’s past restructuring initiatives, as well as growth in asset-based and other revenue, partially offset by lower trading revenue as a result of the Company’s series of commission price reductions. The increase in both the Schwab Institutional and U.S. Trust segments was primarily due to revenue growth outpacing expense growth. The increase in unallocated income from continuing operations was primarily due to the restructuring charges recorded in 2004.

Revenues

The Company categorizes its revenues as either asset-based and other revenues or trading revenue. As shown in the following table, asset-based and other revenues and total revenues increased, while trading revenue decreased from 2004.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Sources of Revenues

Year Ended December 31,

	Growth Rate 2004-2005	2005		2004		2003
		Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	% of Total Revenues
Asset-based and other revenues
Asset management and administration fees
Mutual fund service fees:
Proprietary funds (Schwab Funds®, Excelsior®, and Laudus Funds™)	5%	$911	21%	$870	21%	$883	23%
Mutual Fund OneSource®	19%	446	10%	376	9%	283	7%
Other	(3%)	57	1%	59	1%	50	1%
Investment management and trust fees	19%	645	14%	542	13%	379	10%
Other	(14%)	210	5%	244	6%	237	6%

Asset management and administration fees	9%	2,269	51%	2,091	50%	1,832	47%

Net interest revenue
Interest revenue:
Margin loans to clients	44%	654	15%	454	11%	347	9%
Investments, client-related	78%	522	12%	293	7%	284	7%
Loans to banking clients	38%	380	9%	275	7%	230	6%
Securities available for sale	64%	228	5%	139	3%	74	2%
Other	208%	160	3%	52	1%	33	1%

Interest revenue	60%	1,944	44%	1,213	29%	968	25%
Interest expense:
Brokerage client cash balances	235%	378	9%	113	3%	76	2%
Deposits from banking clients	112%	223	5%	105	3%	96	3%
Long-term debt	6%	34	1%	32	1%	35	1%
Short-term borrowings	78%	32	1%	18	—	13	—
Other	122%	20	—	9	—	20	—

Interest expense	148%	687	16%	277	7%	240	6%

Net interest revenue	34%	1,257	28%	936	22%	728	19%

Other	6%	159	4%	150	4%	146	3%

Total asset-based and other revenues	16%	3,685	83%	3,177	76%	2,706	69%

Trading revenue
Commissions	(26%)	694	15%	936	22%	1,097	29%
Principal transactions	(4%)	85	2%	89	2%	93	2%

Total trading revenue	(24%)	779	17%	1,025	24%	1,190	31%

Total revenues	6%	$4,464	100%	$4,202	100%	$3,896	100%

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

While the Schwab Investor Services and Schwab Institutional segments generate both asset-based and other revenues and trading revenues, the U.S. Trust segment generates primarily asset-based and other revenues. Revenues by segment are as shown in the following table:

	Growth Rate 2004-2005	2005	2004	2003
Schwab Investor Services	5%	$2,742	$2,615	$2,517
Schwab Institutional	11%	803	725	670
U.S. Trust	8%	832	773	629
Unallocated	(2%)	87	89	80

Total	6%	$4,464	$4,202	$3,896

The increase in revenues in both the Schwab Investor Services and Schwab Institutional segments was primarily due to higher levels of client assets and higher interest rate spreads resulting from the rising interest rate environment. The increase in revenues in the U.S. Trust segment was primarily due to higher levels of client assets.

Asset Management and Administration Fees

Asset management and administration fees include mutual fund service fees, as well as fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for transfer agent services, shareholder services, administration, and investment management provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. These fees are based upon the daily balances of client assets invested in third-party funds and upon the average daily net assets of the Company’s proprietary funds. Each of the Company’s segments generates mutual fund service fees. The Company also earns asset management and administration fees for financial services provided to individual and institutional clients, including investment management and consulting, trust and fiduciary services, custody services, financial and estate planning, and private banking services. Each of the Company’s segments generates these fees, which are primarily based on the value and composition of assets under management.

The increase in asset management and related service fees from 2003 to 2005 was primarily due to higher levels of client assets and higher asset-based fees from certain client relationships, including increases in average assets in Schwab’s Mutual Fund OneSource service.

Net Interest Revenue

Net interest revenue is the difference between interest earned on certain assets (mainly margin loans to clients, investments of segregated client cash balances, loans to banking clients, and securities available for sale) and interest paid on supporting liabilities (mainly deposits from banking clients and brokerage client cash balances). Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and hedging strategies. The Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets are repricing more quickly than interest-bearing liabilities). In the event of falling interest rates, the Company might attempt to mitigate some of this negative impact by extending maturities of assets in investment portfolios to lock-in asset yields as well as by lowering rates paid to clients on interest-bearing liabilities. Each of the Company’s segments generates net interest revenue.

In clearing its clients’ trades, Schwab holds cash balances payable to clients. In most cases, Schwab pays its clients interest on cash balances awaiting investment, and may invest these funds and earn interest revenue. Margin loans arise when Schwab lends funds to clients on a secured basis to purchase securities. Pursuant to SEC regulations, client cash balances that are not used for margin lending are generally segregated into investment accounts that are maintained for the exclusive benefit of clients.

When investing segregated client cash balances, Schwab must adhere to SEC regulations that restrict investments to U.S. government securities, participation certificates, mortgage-backed securities guaranteed by the Government National Mortgage Association, certificates of deposit issued by U.S. banks and thrifts, and resale agreements collateralized by qualified

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

securities. Schwab’s policies for credit quality and maximum maturity requirements are more restrictive than these SEC regulations. In each of the last three years, resale agreements accounted for over 50% of Schwab’s investments of segregated client cash balances. The average maturities of Schwab’s total investments of segregated client cash balances were 155 days for 2005, 148 days for 2004, and 161 days for 2003. U.S. Trust and Schwab Bank also maintain investment portfolios for liquidity as well as to invest funding from deposits raised in excess of loans to clients. U.S. Trust and Schwab Bank lend funds to banking clients primarily in the form of mortgage loans. These loans are largely funded by interest-bearing deposits from banking clients.

The Company’s interest-earning assets are financed primarily by interest-bearing brokerage client cash balances and deposits from banking clients. Other funding sources include noninterest-bearing brokerage client cash balances, proceeds from stock-lending activities, short-term borrowings, and long-term debt, as well as stockholders’ equity. Client-related daily average balances, interest rates, and average net interest spread are summarized as follows:

	2005	2004	2003
Interest-Earning Assets (client-related and other):
Investments (client-related):
Average balance outstanding	$17,007	$20,159	$21,826
Average interest rate	3.07%	1.45%	1.30%
Margin loans to clients:
Average balance outstanding	$9,780	$9,074	$7,025
Average interest rate	6.69%	4.99%	4.94%
Loans to banking clients:
Average balance outstanding	$7,584	$6,453	$5,034
Average interest rate	5.01%	4.24%	4.56%
Securities available for sale:
Average balance outstanding	$5,477	$4,031	$1,904
Average interest rate	4.16%	3.45%	3.91%
Average yield on interest-earning assets	4.48%	2.94%	2.62%

Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
Average balance outstanding	$22,037	$23,788	$23,140
Average interest rate	1.72%	.47%	.33%
Interest-bearing banking deposits:
Average balance outstanding	$11,628	$9,077	$5,395
Average interest rate	1.91%	1.15%	1.79%
Other interest-bearing sources:
Average balance outstanding	$1,586	$2,519	$2,843
Average interest rate	2.32%	1.07%	1.05%
Average noninterest-bearing portion	$4,597	$4,333	$4,411
Average interest rate on funding sources	1.60%	.61%	.57%

Summary:
Average yield on interest-earning assets	4.48%	2.94%	2.62%
Average interest rate on funding sources	1.60%	.61%	.57%

Average net interest spread	2.88%	2.33%	2.05%

The increases in net interest revenue in the last two years were primarily due to higher levels of and changes in the composition of interest-earning assets, including increases in margin loan balances, loans to banking clients, and securities available for sale, as well as generally higher yields on earning assets, partially offset by higher interest rates on brokerage client cash balances due to changes in the interest rate environment.

Since the Company establishes the rates paid on brokerage client cash balances and certain banking deposits and the rates charged on margin loans, it manages a substantial portion of its net interest spread. However, the spread is influenced by external factors such as the interest rate environment and competition. The Company’s average net interest spread increased

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

from 2003 to 2005 as the average yield on interest-earning assets, primarily client-related investments, increased more than the average interest rate on funding sources.

Other Revenue

Other revenue includes net gains and losses on certain investments, service fees, and software maintenance fees. Each of the Company’s segments generates other revenue.

Trading Revenue

Trading revenue includes commission and principal transaction revenues. The Schwab Investor Services and Schwab Institutional segments generate commission revenues by executing client trades. These revenues are affected by the number of client accounts that trade and the average revenue earned per revenue trade. Principal transaction revenues are primarily comprised of revenues from client fixed income securities trading activity, which are included in the Schwab Investor Services and Schwab Institutional segments. Factors that influence principal transaction revenues include the volume of client trades, market price volatility, and changes in regulations and industry practices. The decrease in trading revenue from 2003 to 2005 was primarily due to lower average revenue earned per revenue trade as a result of significant reductions in commission pricing for a wide range of clients in 2005 and 2004, partially offset by higher daily average revenue trades.

As shown in the following table, daily average revenue trades executed by the Company increased 27% in 2005. Average revenue earned per revenue trade decreased 41% from 2004 to 2005, and 23% from 2003 to 2004, primarily due to the pricing changes discussed above.

	Growth Rate 2004-2005	2005	2004	2003
Daily average revenue trades (in thousands) (1)	27%	197.9	156.4	140.8
Number of trading days	—	251.5	251.5	250.0
Average revenue earned per revenue trade	(41%)	$15.61	$26.34	$34.06
Accounts that traded (in thousands)	(1%)	2,719	2,749	2,734

(1)	Includes all client trades (both individuals and institutions) that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Expenses Excluding Interest

As shown in the table below, total expenses excluding interest decreased in 2005 primarily due to lower restructuring charges, occupancy and equipment expense, and communications expense.

	Growth Rate 2004-2005	2005	2004	2003
Compensation and benefits	1%	$1,902	$1,877	$1,665
Occupancy and equipment	(15%)	331	389	430
Professional services	3%	253	245	175
Depreciation and amortization	(8%)	208	226	277
Communications	(14%)	192	223	228
Advertising and market development	(3%)	178	184	139
Restructuring charges	(92%)	17	214	76
Impairment charges	—	—	—	5
Other	(1%)	198	199	184

Total expenses	(8%)	$3,279	$3,557	$3,179

Expenses as a percentage of total revenues:
Total expenses, excluding interest		73%	85%	82%
Compensation and benefits		43%	45%	43%
Advertising and market development		4%	4%	4%

Compensation and Benefits

Compensation and benefits expense includes salaries and wages, incentive and variable compensation, and related employee benefits and taxes. Variable compensation is tied to the achievement of specified objectives, primarily revenue growth and profit margin. Therefore, a significant portion of compensation and benefits expense will fluctuate with these measures.

The increase in compensation and benefits expense from 2004 to 2005 was primarily due to higher levels of incentive and variable compensation, partially offset by a reduction in full-time employees through the Company’s 2004 cost reduction effort. The increase in compensation and benefits expense from 2003 to 2004 was primarily due to higher levels of discretionary bonuses to employees, employee benefits, and incentive compensation. The following table shows a comparison of certain compensation and benefits components and employee data:

	Growth Rate 2004-2005	2005	2004	2003
Salaries and wages	(9%)	$1,097	$1,199	$1,150
Incentive and variable compensation	40%	526	376	270
Employee benefits and other	(8%)	279	302	245

Total	1%	$1,902	$1,877	$1,665

Full-time equivalent employees (1) (in thousands)
At year end	(1%)	14.0	14.2	16.0
Average	(12%)	13.8	15.6	15.9

(1)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis.

Employee benefits and other expense decreased from 2004 to 2005 primarily due to a reduction in full-time employees through the Company’s past restructuring initiatives. Employee benefits and other expense increased from 2003 to 2004 primarily due to the reinstatement of the Company’s 401(k) employee contribution match, which was suspended in 2003 (except for a discretionary award to certain non-officer employees made in the fourth quarter of 2003).

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 2. Significant Accounting Policies – New Accounting Standards” for a discussion of future compensation expense related to stock option awards.

Expenses Excluding Compensation and Benefits

The decreases in occupancy and equipment expense from 2003 to 2005 were primarily due to the Company’s past restructuring initiatives and other expense reduction measures. The increase in professional services expense from 2003 to 2004 were primarily due to higher levels of consulting fees in several areas, including new and expanded products and services, and information technology projects. The increase in advertising and market development expense from 2003 to 2004 was primarily due to the Company’s increased print and other media spending.

Restructuring

During 2001 to 2004, the Company carried out a series of restructuring initiatives which were designed to strengthen its productivity and efficiency and increase profitability. These initiatives included workforce reductions, reductions in operating facilities, the removal of certain systems hardware, software, and equipment from service, and the withdrawal from certain international operations. The Company completed its 2004 cost reduction effort in the first half of 2005.

As of December 31, 2005, the Company has recorded facilities restructuring reserves of $169 million, net of estimated future sublease income of approximately $305 million. This estimated future sublease income amount is determined based upon a number of factors, including current and expected commercial real estate lease rates in the respective properties’ real estate markets and estimated vacancy periods prior to execution of tenant subleases. At December 31, 2005 and 2004, approximately 90% and 80%, respectively, of the total square footage targeted for sublease under these restructuring initiatives has been subleased. The actual costs of the remaining restructuring reserves could differ from the estimated costs, depending primarily on the Company’s ability to sublease properties.

Discontinued Operations

On October 29, 2004, the Company completed the sale of its capital markets business to UBS and thereby eliminated the revenues and expenses unique to the capital markets business, including commissions earned on trades from institutional clients, principal transaction revenues on OTC listed and Nasdaq market-making operations, and commission expense and floor-brokerage expense on institutional client trading activity. In connection with the sale, the Company entered into eight-year order routing and execution services agreements with UBS for handling of Schwab’s equity and listed options order flow. UBS generally executes equity and options orders without commission or other charges. Certain ongoing fees apply for orders that require special handling or entail additional costs, and such fees have been insignificant.

The results of operations, net of income taxes, and cash flows of the capital markets business have been presented as discontinued operations on the Company’s consolidated statements of income and of cash flows for all periods. For 2005 and 2004, the Company recorded a loss from discontinued operations, net of tax, of $5 million and $128 million, respectively.

In January 2003, the Company sold its United Kingdom brokerage subsidiary, CSE, to Barclays PLC. The results of operations of CSE, net of income taxes, have been summarized as discontinued operations on the Company’s consolidated statement of income.

Divestiture of Investment

In June 2003, the Company sold its investment in Aitken Campbell, a market-making joint venture in the U.K., to the Company’s joint venture partner, TD Waterhouse Group, Inc. In 2003, the Company recorded an impairment charge to reduce the carrying value of its investment and an income tax benefit. The Company’s share of Aitken Campbell’s historical earnings, which was accounted for under the equity method, was not material to the Company’s results of operations, EPS, or cash flows.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

LIQUIDITY AND CAPITAL RESOURCES

CSC conducts substantially all of its business through its wholly-owned subsidiaries. The capital structure among CSC and its subsidiaries is designed to provide each entity with capital and liquidity to meet its operational needs and regulatory requirements.

CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended. CSC and its depository institution subsidiaries, which include U.S. Trust and Schwab Bank, are subject to the Federal Reserve Board’s risk-based and leverage capital guidelines. These regulations require banks and bank holding companies to maintain minimum levels of capital. In addition, CSC’s depository institution subsidiaries are subject to limitations on the amount of dividends they can pay to CSC. Based on their respective regulatory capital ratios at December 31, 2005 and 2004, the Company and its depository institution subsidiaries are considered well capitalized.

Liquidity

CSC

CSC’s liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. CSC’s depository institution subsidiaries and Schwab are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC’s subsidiaries will continue to be the primary funding source in meeting CSC’s liquidity needs, providing adequate liquidity to meet CSC’s depository institution subsidiaries’ capital guidelines, and maintaining Schwab’s net capital.

CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes, of which $330 million was issued and outstanding at December 31, 2005, have maturities ranging from 2006 to 2010 and fixed interest rates ranging from 6.21% to 8.05% with interest payable semiannually. The Medium-Term Notes are rated A2 by Moody’s Investors Service (Moody’s), A- by Standard & Poor’s Ratings Group (S&P), and A by Fitch IBCA, Inc. (Fitch).

CSC has a prospectus supplement on file with the SEC enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At December 31, 2005, all of these notes remained unissued.

CSC has a Registration Statement under the Securities Act of 1933 on Form S-3 on file with the SEC relating to a universal shelf registration for the issuance of up to $1.0 billion aggregate amount of various securities, including common stock, preferred stock, debt securities, and warrants. At December 31, 2005, all of these securities remained unissued.

CSC has authorization from its Board of Directors to issue commercial paper up to the amount of CSC’s committed, unsecured credit facility (see below), not to exceed $1.5 billion. At December 31, 2005, no commercial paper had been issued. CSC’s ratings for these short-term borrowings are P-1 by Moody’s, A-2 by S&P, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of eighteen banks which is scheduled to expire in June 2006. CSC plans to establish a similar facility to replace this one when it expires. These facilities were unused in 2005. Any issuances under CSC’s commercial paper program will reduce the amount available under this facility. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of stockholders’ equity, Schwab to maintain a minimum net capital ratio, as defined, and CSC’s depository institution subsidiaries to be well capitalized, as defined. Management believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $794 million of the $844 million uncommitted, unsecured bank credit lines, provided by eight banks, that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. These lines were not used by CSC in 2005.

Schwab

Most of Schwab’s assets are readily convertible to cash, consisting primarily of short-term (i.e., less than 150 days) investment-grade, interest-earning investments (the majority of which are segregated for the exclusive benefit of clients pursuant to regulatory requirements), receivables from brokerage clients, and receivables from brokers, dealers, and clearing organizations. Client margin loans are demand loan obligations secured by readily marketable securities. Receivables from and payables to brokers, dealers, and clearing organizations primarily represent current open transactions, which usually settle, or can be closed out, within a few business days.

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $24.2 billion, $27.0 billion, and $25.6 billion at December 31, 2005, 2004, and 2003, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.

The Company has a lease financing liability related to an office building and land under a 20-year lease. The remaining lease financing liability of $130 million at December 31, 2005 is being reduced by a portion of the lease payments over the remaining lease term.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of eight banks totaling $844 million at December 31, 2005. The need for short-term borrowings arises primarily from timing differences between cash flow requirements and the scheduled liquidation of interest-bearing investments. Schwab used such borrowings for two days in 2005, with daily amounts borrowed averaging $39 million. There were no borrowings outstanding under these lines at December 31, 2005.

To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured letter of credit agreements with eight banks in favor of the OCC aggregating $630 million at December 31, 2005. Schwab pays a fee to maintain these arrangements. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging letters of credit (LOCs), in favor of these brokerage clients, that are guaranteed by multiple banks. At December 31, 2005, the outstanding value of these LOCs totaled $130 million. No funds were drawn under these LOCs at December 31, 2005.

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At December 31, 2005, Schwab’s net capital was $1.1 billion (10% of aggregate debit balances), which was $916 million in excess of its minimum required net capital and $576 million in excess of 5% of aggregate debit balances. Schwab has historically targeted net capital to be at least 10% of its aggregate debit balances, which primarily consist of client margin loans.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility which is scheduled to expire in September 2006. The amount outstanding under this facility at December 31, 2005 was $220 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

U.S. Trust

The liquidity needs of U.S. Trust are generally met through deposits from banking clients, equity capital, and borrowings.

The excess cash held in certain Schwab brokerage client accounts is swept into a money market deposit account at U.S. Trust. At December 31, 2005, these balances totaled $711 million.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

In addition to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements, USTC’s depository institution subsidiaries have established their own external funding sources. At December 31, 2005, U.S. Trust had $52 million in Trust Preferred Capital Securities outstanding with a fixed interest rate of 8.41%. Certain of USTC’s depository institution subsidiaries have established credit facilities with the Federal Home Loan Bank System (FHLB) totaling $1.8 billion. At December 31, 2005, $600 million was outstanding under these facilities. Additionally, at December 31, 2005, U.S. Trust had $71 million of federal funds purchased.

U.S. Trust also engages in intercompany repurchase agreements with Schwab Bank and Schwab. At December 31, 2005, U.S. Trust had $400 million and $200 million in repurchase agreements outstanding with Schwab Bank and Schwab, respectively.

CSC provides U.S. Trust with a $300 million short-term credit facility maturing in December 2006. Borrowings under this facility do not qualify as regulatory capital for U.S. Trust. The amount outstanding under this facility was $30 million at December 31, 2005.

U.S. Trust uses interest rate swap agreements (Swaps) with CSC and third parties to hedge the interest rate risk primarily associated with its variable rate deposits from banking clients. These Swaps are structured for U.S. Trust to receive a variable rate of interest and pay a fixed rate of interest. At December 31, 2005, the Swaps had a notional value of $1.6 billion and a fair value of $24 million.

Schwab Bank

Schwab Bank’s current liquidity needs are generally met through deposits from banking clients and equity capital.

The excess cash held in certain Schwab brokerage client accounts is swept into a money market deposit account at Schwab Bank. At December 31, 2005, these balances totaled $5.9 billion.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, CSC provides Schwab Bank with a $100 million short-term credit facility maturing in December 2007. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. No funds were drawn under this facility at December 31, 2005.

Schwab Bank maintains a credit facility with the FHLB. At December 31, 2005, $433 million was available, and no funds were drawn under this facility.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio of less than 20%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at December 31, 2005 was $5.0 billion, down $7 million from December 31, 2004. At December 31, 2005, the Company had long-term debt of $514 million, or 10% of total financial capital, that bears interest at a weighted-average rate of 7.11%. At December 31, 2004, the Company had long-term debt of $585 million, or 12% of total financial capital.

The Company’s cash position (reported as cash and cash equivalents on the Company’s consolidated balance sheet) and cash flows are affected by changes in brokerage client cash balances and the associated amounts required to be segregated under federal or other regulatory guidelines. Timing differences between cash and investments actually segregated on a given date and the amount required to be segregated for that date may arise in the ordinary course of business and are addressed by the Company in accordance with applicable regulations. Other factors which affect the Company’s cash position and cash flows include investment activity in securities, levels of capital expenditures, acquisition activity, banking client deposit activity, brokerage and banking client loan activity, financing activity in short-term borrowings and long-term debt, payments of dividends, and repurchases of CSC’s common stock. The combination of these factors can cause significant fluctuations in the levels of cash and cash equivalents during specific time periods. For example, cash and cash equivalents during the first nine

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

months of 2005 decreased by $889 million, or 32%, to $1.9 billion, but during the full year 2005, cash and cash equivalents decreased by just $448 million, or 16%, to $2.3 billion.

In 2005, cash and cash equivalents decreased $448 million, or 16%, to $2.3 billion primarily due to increases in loans to banking clients and securities available for sale, repurchases of common stock, and movements of brokerage client-related funds to meet segregation requirements. These changes were partially offset by increases in deposits from banking clients, primarily related to sweep money market deposit accounts.

The excess cash held in certain Schwab brokerage client accounts is swept into these money market deposit accounts at Schwab Bank or U.S. Trust. At December 31, 2005, these sweep deposit balances totaled $6.6 billion, up $2.0 billion from December 31, 2004. This sweep deposit activity is reflected on the Company’s consolidated statement of cash flows as a cash outflow from payables to brokerage clients (classified as an operating activity) and a cash inflow to deposits from banking clients (classified as a financing activity).

The Company’s capital expenditures were $120 million, or $100 million net of proceeds from the sale of fixed assets, in 2005 and $198 million, or $194 million net of proceeds from the sale of fixed assets, in 2004. Capital expenditures, net, as a percentage of revenues totaled 2% and 5% in 2005 and 2004, respectively. In 2005, 85% of capital expenditures were for information technology and 15% for facilities expansion and improvements. Capital expenditures include capitalized costs for developing internal-use software of $45 million in 2005 and $79 million in 2004.

Management currently anticipates that 2006 capital expenditures will be approximately 25% higher than 2005 spending. As has been the case in recent years, the Company may adjust its capital expenditures from period to period as business conditions change. Management believes that funds generated by its operations will continue to be the primary funding source of its capital expenditures.

Certain cash flows from financing activities by the Company in 2005 include:

•	Net repayment of $56 million of long-term debt;

•	Receipt of cash proceeds of $115 million on the exercise of 15 million of the Company’s stock options, with a weighted-average exercise price of $7.99 and a related tax benefit of $27 million; and

•	Payment of common stock dividends of $116 million.

Off-Balance-Sheet Arrangements

The Company enters into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit and letters of credit. Additionally, the Company enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For information on each of these arrangements, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 21. Commitments and Contingent Liabilities.”

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Contractual Obligations

A summary of the Company’s principal contractual obligations as of December 31, 2005 is shown in the following table. Excluded from this table are liabilities recorded on the consolidated balance sheet that are generally short-term in nature (e.g., drafts payable and short-term borrowings) or without contractual payment terms (e.g., deposits from banking clients, payables to brokerage clients, and deferred compensation). Management believes that funds generated by its operations, as well as cash provided by external financing, will continue to be the primary funding sources in meeting these obligations.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Operating leases (1)	$155	$274	$232	$451	$1,112
Long-term debt (2)	68	53	209	52	382
Purchase obligations (3)	216	134	15	25	390
Long-term incentive plan (4)	—	58	3	—	61

Total	$439	$519	$459	$528	$1,945

(1)	Represents minimum rental commitments, net of sublease commitments, and includes facilities under the Company’s restructuring initiatives.

(2)	Excludes maturities under a lease financing liability and the effect of interest swaps.

(3)	Consists of purchase obligations for services such as advertising and marketing, telecommunications, professional services, and hardware- and software-related agreements. Includes purchase obligations of $184 million at December 31, 2005 which can be canceled by the Company without penalty.

(4)	Represents the liability associated with the Company’s long-term incentive plan.

Share Repurchases

CSC repurchased 56 million shares of its common stock for $688 million in 2005 and 39 million shares of its common stock for $383 million in 2004. On each of April 28 and July 28, 2005, the Board authorized the repurchase of up to $300 million of CSC’s common stock. The April 28, 2005 authorization has been exhausted. As of December 31, 2005, CSC had authority to repurchase up to $146 million of its common stock.

Dividend Policy

Since the initial dividend in 1989, CSC has paid 67 consecutive quarterly dividends and has increased the dividend 16 times, including a 10% and 14% increase in the second and fourth quarters of 2005, respectively. Since 1989, dividends have increased by a 27% compounded annual growth rate. CSC paid common stock dividends of $.089, $.074, and $.050 per share in 2005, 2004, and 2003, respectively. While the payment and amount of dividends are at the discretion of the Board, subject to certain regulatory and other restrictions, the Company currently targets its cash dividend at approximately 10% to 20% of net income.

RISK MANAGEMENT

Overview

The Company’s business activities expose it to a variety of risks including technology and operations risk, credit, market and liquidity risks, and legal and reputational risk. Identification and management of these risks are essential to the success and financial soundness of the Company.

Senior management takes an active role in the Company’s risk management process and has developed policies and procedures under which specific business and control units are responsible for identifying, measuring, and controlling various risks. Oversight of risk management has been delegated to the Global Risk Committee, which is comprised of senior managers of major business and control functions. The Global Risk Committee is responsible for reviewing and monitoring the Company’s risk exposures, and leading the continued development of the Company’s risk management policies and practices.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Functional risk sub-committees focusing on specific areas of risk report into the Global Risk Committee. These sub-committees include:

•	Corporate Asset-Liability Management and Pricing Committee, which focuses on the Company’s liquidity, capital resources, and interest rate risk;

•	Credit and Market Risk Oversight Committee, which focuses on the credit exposures resulting from client activity (e.g., margin lending activities and loans to banking clients), the investing activities of certain of the Company’s proprietary funds, corporate credit activities (e.g., counterparty and corporate investing activities), and market risk resulting from the Company taking positions in certain securities to facilitate client trading activity;

•	Technology and Operations Risk Committee, which focuses on the integrity of controls and operating capacity of the Company’s systems and operations processes;

•	Fiduciary Risk Committee, which oversees activities of the Company with a fiduciary component; and

•	New Products Committee, which addresses risks associated with new products and services.

The Global Risk Committee reports regularly to the Audit Committee of the Board of Directors (Audit Committee), which reviews major risk exposures and the steps management has taken to monitor and control such exposures.

The Company’s Disclosure Committee is responsible for the monitoring and evaluation of the effectiveness of the Company’s (a) disclosure controls and procedures and (b) internal control over financial reporting as of the end of each fiscal quarter. The Disclosure Committee reports on this evaluation to the CEO and CFO prior to their certification required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

Additionally, the Company’s compliance, finance, internal audit, legal, and risk and credit management departments assist management and the various risk committees in evaluating, testing, and monitoring the Company’s risk management.

Risk is inherent in the Company’s business. Consequently, despite the Company’s efforts to identify areas of risk, oversee operational areas involving risk, and implement policies and procedures designed to mitigate risk, there can be no assurance that the Company will not suffer unexpected losses due to operating or other risks. The following discussion highlights the Company’s policies and procedures for identification, assessment, and mitigation of the principal areas of risk in its operations.

Technology and Operating Risk

Technology and operating risk is the potential for loss due to deficiencies in control processes or technology systems that constrain the Company’s ability to gather, process and communicate information efficiently and securely, without interruptions. The Company’s operations are highly dependent on the integrity of its technology systems and the Company’s success depends, in part, on its ability to make timely enhancements and additions to its technology in anticipation of evolving client needs. To the extent the Company experiences system interruptions, errors or downtime (which could result from a variety of causes, including changes in client use patterns, technological failure, changes to its systems, linkages with third-party systems, and power failures), the Company’s business and operations could be significantly negatively impacted. Additionally, rapid increases in client demand may strain the Company’s ability to enhance its technology and expand its operating capacity. To minimize business interruptions, Schwab has two data centers intended, in part, to further improve the recovery of business processing in the event of an emergency. The Company is committed to an ongoing process of upgrading, enhancing, and testing its technology systems. This effort is focused on meeting client needs, meeting market and regulatory changes, and deploying standardized technology platforms.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Despite the Company’s risk mitigation efforts, it is not always possible to deter or prevent technological or operational failure, or fraud or other misconduct, and the precautions taken by the Company may not be effective in all cases. The Company may be subject to litigation, losses, and regulatory actions in such cases, and may be required to expend significant additional resources to remediate vulnerabilities or other exposures.

The Company also faces technology and operating risk when it employs the services of various external vendors, including domestic and international outsourcing of certain technology, processing, and support functions. The Company manages its exposure to such outsourcing risks through contractual agreements and ongoing monitoring of vendor performance.

The Company is actively engaged in the research and development of new technologies, services, and products. The Company endeavors to protect its research and development efforts, and its brands, through the use of copyrights, patents, trade secrets, and contracts. From time to time, the Company may be subject to litigation claims from third parties alleging infringement of their intellectual property rights (e.g., patents). Such litigation can require the expenditure of significant Company resources. If the Company were found to have infringed a third-party patent, or other intellectual property rights, it could incur substantial liability, and in some circumstances could be enjoined from using certain technology, or providing certain products or services.

Credit Risk

Credit risk is the potential for loss due to a client or counterparty failing to perform its contractual obligations, or the value of collateral held to secure obligations proving to be inadequate. The Company’s direct exposure to credit risk mainly results from margin lending activities, securities lending activities, its role as a counterparty in financial contracts and investing activities, and indirectly from the investing activities of certain of the Company’s proprietary funds. To mitigate the risks of such losses, the Company has established policies and procedures which include: establishing and reviewing credit limits, monitoring of credit limits and quality of counterparties, and adjusting margin requirements for certain securities. In addition, most of the Company’s credit extensions, such as margin loans to clients, securities lending agreements, and resale agreements, are supported by collateral arrangements. These arrangements are subject to requirements to provide additional collateral in the event that market fluctuations result in declines in the value of collateral received.

Additionally, the Company has exposure to credit risk associated with the Company’s banking loan portfolios held at U.S. Trust and Schwab Bank. This client credit exposure is actively managed through individual and portfolio reviews performed by account officers and senior line management. Periodic assessment of the validity of credit ratings, credit quality and the credit management process is conducted by a credit review department which is separate from the loan origination and monitoring department. Management regularly reviews asset quality including concentrations, delinquencies, non-performing loans to banking clients, losses, and recoveries. All are factors in the determination of an appropriate allowance for credit losses, which is reviewed quarterly by senior management.

Schwab performs clearing services for all securities transactions in its client accounts. Schwab has exposure to credit risk due to its obligation to settle transactions with clearing corporations, mutual funds, and other financial institutions even if Schwab’s client or a counterparty fails to meet its obligations to Schwab.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

primary responsibility for adherence to the procedures applicable to their business. Guidance and control are provided through the creation, approval, and ongoing review of applicable policies by business units and various fiduciary risk committees.

Legal and Regulatory Risk

The Company faces significant legal and compliance risk in its business, and the volume of litigation and regulatory proceedings against financial services firms and the amount of damages claimed have been increasing. Among other things, these risks relate to the suitability of client investments, disclosure obligations and performance expectations for Company products and services, supervision of employees, and the adequacy of the Company’s controls. Claims against the Company may increase due to a variety of factors, such as if clients suffer losses during a period of deteriorating equity market conditions, as the Company increases the level of advice it provides to clients, and as the Company enhances the services it provides to IAs. In addition, the Company and its affiliates are subject to extensive regulation by federal, state and foreign regulatory authorities, and SROs, and such regulation is becoming increasingly extensive and complex.

The Company attempts to mitigate legal and compliance risk through policies and procedures reasonably designed to avoid litigation claims and prevent or detect violations of applicable legal and regulatory requirements. These procedures address issues such as business conduct and ethics, sales and trading practices, marketing and communications, extension of credit, client funds and securities, books and records, anti-money laundering, client privacy, employment policies, and contracts management. Despite the Company’s efforts to maintain an effective compliance program and internal controls, legal breaches and rule violations, even if unintentional, could result in reputational harm, significant losses and disciplinary sanctions, including limitations on the Company’s business activities.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. While the majority of the Company’s revenues, expenses, assets and liabilities are not based on estimates, there are certain critical accounting policies that require management to make estimates regarding matters that are uncertain and susceptible to change where such change may result in a material adverse impact on the Company’s financial position and reported financial results. These critical accounting policies are described below. Management regularly reviews the estimates and assumptions used in the preparation of the Company’s financial statements for reasonableness and adequacy.

Valuation of Goodwill: Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 – Goodwill and Other Intangible Assets, goodwill is required to be tested for impairment at least annually, or whenever indications of impairment exist. An impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess.

The Company has elected April 1 as its annual goodwill impairment testing date. In testing for a potential impairment of goodwill on April 1, 2005, management estimated the fair value of each of the Company’s reporting units (generally defined as the Company’s businesses for which financial information is available and reviewed regularly by management) and compared this value to the carrying value of the reporting unit. The estimated fair value of each reporting unit was greater than its carrying value, and therefore management concluded that no amount of goodwill was impaired. The estimated fair value of the reporting units was established using a discounted cash flow model that includes significant assumptions about the future operating results and cash flows of each reporting unit. Adverse changes in the Company’s planned business operations such as unanticipated competition, a loss of key personnel, the sale of a reporting unit or a significant portion of a reporting unit, or other unforeseen developments could result in an impairment of the Company’s recorded goodwill. The Company’s goodwill balances, net of accumulated amortization, were $809 million and $811 million at December 31, 2005 and 2004, respectively. The decrease in goodwill in 2005 was primarily due to a purchase price adjustment related to U.S. Trust’s acquisition of State Street Corporation’s Private Asset Management group in 2003.

Valuation and Estimated Useful Lives of Intangible Assets Other than Goodwill: The Company’s intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill, principally the value of client relationships. Management generally obtains independent valuations to estimate the initial valuation and expected amortization

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

period for client-related intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the client relationships, and assumptions about future client attrition. At each balance sheet date, management compares the actual and estimated attrition for client-related intangible assets to evaluate whether revisions to the amortization period are necessary. Also, management evaluates the client-related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Therefore, higher than expected client attrition may result in higher future amortization charges or an impairment charge for client-related intangible assets. The Company’s intangible asset balances, net of accumulated amortization, were $143 million and $153 million at December 31, 2005 and 2004, respectively.

Restructuring Reserves: A portion of the reserves under the Company’s restructuring initiatives are based on assumptions, including the Company’s ability to successfully sublease certain real estate properties. The initial restructuring reserves and any subsequent changes in estimates of such reserves are recorded in restructuring charges on the Company’s consolidated statement of income. Factors and uncertainties which may adversely affect the estimates of sublease income include deterioration in the respective properties’ real estate markets, prolonged vacancy periods prior to execution of tenant subleases, and subtenant default. The Company’s total facilities reserves related to its restructuring initiatives were $169 million and $248 million at December 31, 2005 and 2004, respectively.

Pension and Other Postretirement Benefits: Under U.S. Trust’s trusteed, noncontributory, qualified defined benefit pension plan, the benefit obligation and related plan assets are based on certain estimates – years of employee service, rate of increase in salary, discount rate and expected rate of return on plan assets – which are made by management with recommendations by actuaries. In addition to the years of employee service, rate of increase in salary, and discount rate, U.S. Trust’s postretirement medical and life insurance benefit obligation is based on the health care cost trend rate, which is an actuarial estimated rate of future increases in per capita cost of health care benefits. The Company’s pension benefit obligation was $335 million and $312 million at December 31, 2005 and 2004, respectively. The related pension expense is included in compensation and benefits on the Company’s consolidated statement of income and was $6 million, $7 million, and $8 million for 2005, 2004, and 2003, respectively.

Derivative Instruments and Hedging Activities: As part of its asset and liability management process, the Company uses Swaps to manage interest rate risk.

U.S. Trust uses LIBOR-based Swaps to hedge the interest rate risk associated with its variable-rate deposits from banking clients and short-term borrowings. The Company has designated these Swaps as cash flow hedges, as allowed by SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities. Therefore, principally all of the cumulative change in the fair value of these Swaps from inception, totaling a net $14 million asset and $6 million liability at December 31, 2005 and 2004, respectively, has been recorded in accumulated other comprehensive loss, which is a component of stockholders’ equity that is not recognized in current earnings. Any actual hedge ineffectiveness, which was immaterial for 2005, 2004, and 2003, is recorded in interest expense on the Company’s consolidated statement of income. In order to maintain hedge accounting treatment, management performs a quarterly assessment of its expectation that these Swaps are effective in achieving the desired hedging results.

Additionally, the Company has entered into Swaps that effectively convert the interest rate characteristics of a portion of the Company’s Medium-Term Notes from fixed to variable. The Company has designated such Swaps as fair value hedges, as allowed by SFAS No. 133. Since the notional amount, fixed interest rate, and maturity of these Swaps exactly match the terms of the corresponding Medium-Term Notes, the Company has concluded that these Swaps are completely effective in achieving the desired hedging results, as permitted under SFAS No. 133. Consequently, changes in the fair value of these Swaps, totaling an aggregate $2 million and $13 million asset at December 31, 2005 and 2004, respectively, are completely offset by changes in the fair value of the hedged Medium-Term Notes. Accordingly, there has not been any impact on earnings as a result of this hedging program except for the conversion from a fixed to a floating rate of interest on a portion of the Medium-Term Notes.

Allowance for Credit Losses: The Company regularly evaluates its portfolio of loans to banking clients and provides allowances for the portion management believes may be uncollectible. Several factors are taken into consideration in this evaluation including current economic conditions, the composition of the loan portfolio, past loss experience, and risks inherent in the loan portfolio. For Schwab Bank and U.S. Trust portfolios, which primarily consist of mortgage loans, a risk-

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

based methodology is used to determine the allowance for credit losses. Mortgage loans are categorized into portfolios by loan type and risk characteristics. A probable loss rate, based on company and industry experience, is used to determine the credit allowance for each portfolio of loans. At December 31, 2005 and 2004, the Company’s allowance for credit losses was $29 million and $27 million on loan portfolios of $8.5 billion and $6.8 billion, respectively.

Legal Reserve: The Company is subject to legal, regulatory and other proceedings and claims arising from the conduct of its business. The Company establishes a reserve for potential losses that may arise out of these proceedings to the extent that such losses are probable and can be estimated. The amount of the reserve, which is determined on a case-by-case basis, represents the Company’s best estimate of probable losses after considering, among other factors, the progress of each case, experience in similar cases, available defenses, insurance coverage, and the opinions and views of legal counsel. However, significant judgment is required in making this estimate and the actual cost of resolving a claim may be higher or lower than the amount of the recorded reserve.

Stock-based compensation: The Company applies Accounting Principles Board Opinion (APB) No. 25 – Accounting for Stock Issued to Employees, and related interpretations, for its stock-based employee compensation plans. Because the Company grants stock option awards at an exercise price not less than market value, there is no compensation expense recorded when the awards are granted. Effective January 1, 2006, the Company will account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R – Share-Based Payment. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of the Company’s common stock, and expected dividends. Significant changes in these assumptions for future awards could materially impact stock-based compensation expense and the Company’s results of operations. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be impacted. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 2. Significant Accounting Policies – New Accounting Standards” for a discussion of future compensation expense related to stock option awards, including unvested stock options outstanding at December 31, 2005.

Long-term incentive compensation: Eligible officers may receive cash long-term incentive plan units under a long-term incentive plan (LTIP). These awards are restricted from transfer or sale and generally vest over a three- to four-year period. Each award provides for a one-time cash payment for an amount that varies based upon the Company’s cumulative EPS over the respective performance period of each grant, generally three to four years. The Company accrues the estimated total cost for each grant on a straight-line basis over each LTIP’s vesting period, with periodic cumulative adjustments to expense as estimates of the total grant cost are revised. The estimated total cost of each grant will vary based upon changes in estimated and actual cumulative EPS amounts over each LTIP’s performance period. Grants were issued under this LTIP in 2003, 2004, and 2005 with performance periods ending December 31, 2006, 2007, and 2008, respectively. The LTIP liability was $61 million and $24 million at December 31, 2005 and 2004, respectively. The LTIP expense, included in compensation and benefits expense on the Company’s consolidated statement of income, was $37 million, $15 million, and $9 million for the years 2005, 2004, and 2003, respectively.

The Company’s management has discussed the development and selection of these critical accounting policies with the Audit Committee. Additionally, management has reviewed with the Audit Committee the Company’s significant estimates discussed in this Management’s Discussion and Analysis of Results of Operations and Financial Condition.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” and other similar expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management’s

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things, the Company’s ability to pursue its business strategy (see “Item 1 – Business – Business Strategy and Competitive Environment”); the impact of legal proceedings and regulatory matters (see “Item 3 – Legal Proceedings” and “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 21. Commitments and Contingent Liabilities – Legal Contingencies”); the impact of changes in estimated costs related to the firm-wide cost reduction effort on the Company’s results of operations (see Results of Operations – Restructuring and “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements- 18. Restructuring Charges and Discontinued Operations”); sources of liquidity and capital (see Liquidity and Capital Resources – Liquidity and – Contractual Obligations); capital structure (see Liquidity and Capital Resources – Capital Resources); capital expenditures (see Liquidity and Capital Resources – Capital Resources); the impact of changes in management’s estimates on the Company’s results of operations (see Critical Accounting Policies); the impact on the Company’s results of operations of recording stock option expense (see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 2. Significant Accounting Policies”); and net interest expense under interest rate swaps (see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 22. Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk”). Achievement of the expressed beliefs, objectives and expectations described in these statements is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed beliefs, objectives, and expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or, in the case of documents incorporated by reference, as of the date of those documents.

Important factors that may cause actual results to differ include, but are not limited to: the effects of the Company’s or its competitors’ pricing, product and service decisions; adverse results of litigation or regulatory matters; the Company’s ability to sublease certain properties; the amount of loans to the Company’s banking and brokerage clients; the level of the Company’s stock repurchase activity; the timing and impact of changes in the Company’s level of investments in technology; and changes in revenues and profit margin due to cyclical securities markets and fluctuations in interest rates. Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in this Annual Report on Form 10-K, including “Item 1A – Risk Factors.”

THE CHARLES SCHWAB CORPORATION

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for loss due to a change in the value of a financial instrument held by the Company as a result of fluctuations in interest rates, equity prices, or currency exchange rates.

The Company is exposed to interest rate risk primarily from changes in the interest rates on its interest-earning assets (mainly margin loans to clients, investments, loans to banking clients, mortgage-backed securities, and other fixed-rate investments) and its funding sources (including brokerage client cash balances, banking deposits, proceeds from stock-lending activities, and long-term debt) which finance these assets. To mitigate the risk of loss, the Company has established policies and procedures which include setting guidelines on the amount of net interest revenue at risk, and by monitoring the net interest margin and average maturity of its interest-earning assets and funding sources. The Company also has the ability to adjust the rates paid on certain brokerage client cash balances and certain banking deposits and the rates charged on margin loans. Additionally, the Company uses Swaps to mitigate interest rate exposure associated with short-term floating interest-rate deposits. The Company’s exposure to equity price and currency exchange risks is not material.

Financial Instruments Held For Trading Purposes

The Company holds fixed income securities, which include municipal and government securities, and corporate bonds, in inventory to meet clients’ trading needs. The fair value of such inventory was approximately $74 million and $54 million at December 31, 2005 and 2004, respectively. These securities, and the associated interest rate risk, are not material to the Company’s financial position, results of operations, or cash flows.

Financial Instruments Held For Purposes Other Than Trading

Debt Issuances

At December 31, 2005, CSC had $330 million aggregate principal amount of Medium-Term Notes outstanding, with fixed interest rates ranging from 6.21% to 8.05%. At December 31, 2004, CSC had $386 million aggregate principal amount of Medium-Term Notes outstanding, with fixed interest rates ranging from 6.21% to 8.05%. At both December 31, 2005 and 2004, U.S. Trust had $52 million Trust Preferred Capital Securities outstanding, with a fixed interest rate of 8.41%.

The Company has fixed cash flow requirements regarding these long-term debt obligations due to the fixed rate of interest. The fair value of these obligations at December 31, 2005 and 2004, based on estimates of market rates for debt with similar terms and remaining maturities, was $407 million and $485 million, respectively, compared to their carrying amounts of $384 million and $451 million, respectively.

Interest Rate Swaps

As part of its consolidated asset and liability management process, the Company utilizes Swaps to manage interest rate risk. For a discussion of such Swaps, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 22. Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk.”

Forward Sale and Interest Rate Lock Commitments

For a discussion of Schwab Bank’s forward sale and interest rate lock commitments related to its loans held for sale portfolio, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 22. Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk.”

THE CHARLES SCHWAB CORPORATION

Net Interest Revenue Simulation

The Company uses net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation model (the model) includes all interest-sensitive assets and liabilities, as well as Swaps utilized by the Company to hedge its interest rate risk. Key variables in the model include assumed balance growth or decline for client loans, deposits, brokerage client cash, changes in the level and term structure of interest rates, the repricing of financial instruments, prepayment and reinvestment assumptions, and product pricing assumptions. The simulations involve assumptions that are inherently uncertain and, as a result, cannot precisely estimate net interest revenue or precisely predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to the timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies, including changes in asset and liability mix.

As demonstrated by the simulations presented below, the Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets are repricing more quickly than interest-bearing liabilities).

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 200 basis point increase or decrease in interest rates relative to the Company’s current base rate forecast on simulated net interest revenue over the next twelve months at December 31, 2005 and 2004.

December 31,	2005	2004
Increase of 200 basis points	5.2%	5.7%
Decrease of 200 basis points	(5.7%)	(5.9%)

While the simulations show a reduction in exposure to rate changes at December 31, 2005 from December 31, 2004, the Company remains positioned to experience increases in net interest revenue as rates rise and decreases as rates fall.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Item 8.	Financial Statements and Supplementary Data

THE CHARLES SCHWAB CORPORATION

Consolidated Statement of Income

(In Millions, Except Per Share Amounts)

Year Ended December 31,	2005	2004	2003
Revenues
Asset management and administration fees	$2,269	$2,091	$1,832

Interest revenue	1,944	1,213	968
Interest expense	(687)	(277)	(240)

Net interest revenue	1,257	936	728

Trading revenue	779	1,025	1,190
Other	159	150	146

Total	4,464	4,202	3,896

Expenses Excluding Interest
Compensation and benefits	1,902	1,877	1,665
Occupancy and equipment	331	389	430
Professional services	253	245	175
Depreciation and amortization	208	226	277
Communications	192	223	228
Advertising and market development	178	184	139
Restructuring charges	17	214	76
Impairment charges	—	—	5
Other	198	199	184

Total	3,279	3,557	3,179

Income from continuing operations before taxes on income	1,185	645	717
Taxes on income	(455)	(231)	(241)

Income from continuing operations	730	414	476
Loss from discontinued operations, net of tax	(5)	(128)	(4)

Net Income	$725	$286	$472

Weighted-Average Common Shares Outstanding — Diluted	1,308	1,365	1,364

Earnings Per Share — Basic
Income from continuing operations	$.56	$.31	$.35
Loss from discontinued operations, net of tax	—	$(.10)	—
Net income	$.56	$.21	$.35
Earnings Per Share — Diluted
Income from continuing operations	$.56	$.30	$.35
Loss from discontinued operations, net of tax	$(.01)	$(.09)	—
Net income	$.55	$.21	$.35

Dividends Declared Per Common Share	$.089	$.074	$.050

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Balance Sheet

(In Millions, Except Share and Per Share Amounts)

December 31,	2005	2004
Assets
Cash and cash equivalents	$2,330	$2,778
Cash and investments segregated and on deposit for federal or other regulatory purposes (1) (including resale agreements of $8,073 in 2005 and $12,901 in 2004)	15,259	19,019
Securities owned — at market value (including securities pledged of $5 in 2005 and $8 in 2004)	6,857	5,335
Receivables from brokers, dealers and clearing organizations	820	482
Receivables from brokerage clients — net	10,780	9,841
Loans to banking clients — net	8,506	6,822
Loans held for sale	17	20
Equipment, office facilities, and property — net	797	903
Goodwill	809	811
Intangible assets — net	143	153
Other assets	1,033	969

Total	$47,351	$47,133

Liabilities and Stockholders’ Equity
Deposits from banking clients	$14,108	$11,118
Drafts payable	225	363
Payables to brokers, dealers and clearing organizations	1,294	1,468
Payables to brokerage clients	24,700	27,154
Accrued expenses and other liabilities	1,388	1,396
Short-term borrowings (including federal funds purchased of $71 in 2005 and $38 in 2004)	672	663
Long-term debt	514	585

Total liabilities	42,901	42,747

Stockholders’ equity:
Preferred stock — 9,940,000 shares authorized; $.01 par value per share; none issued	—	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,392,091,544 shares issued	14	14
Additional paid-in capital	1,827	1,769
Retained earnings	3,847	3,258
Treasury stock — 101,377,515 and 61,434,850 shares in 2005 and 2004, respectively, at cost	(1,124)	(591)
Unamortized stock-based compensation	(81)	(59)
Accumulated other comprehensive loss	(33)	(5)

Total stockholders’ equity	4,450	4,386

Total	$47,351	$47,133

(1)	Amounts included represent actual balances on deposit, whereas cash and investments required to be segregated for federal or other regulatory purposes at December 31, 2005 and 2004, excluding $200 million of intercompany repurchase agreements, were $14,974 million and $19,004 million, respectively. On January 4, 2006 and January 4, 2005, the Company deposited a net amount of $92 million and $426 million, respectively, into its segregated reserve bank accounts.

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statement of Cash Flows

(In Millions)

Year Ended December 31,	2005	2004	2003
Cash Flows from Operating Activities
Net income	$725	$286	$472
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	5	128	4
Depreciation and amortization	208	226	277
Impairment charges	—	—	5
Tax benefit from, and amortization of, stock-based awards	53	64	29
Deferred income taxes	13	(4)	5
Non-cash restructuring charges	6	16	12
Other	12	2	(26)
Originations of loans held for sale	(823)	(856)	(1,606)
Proceeds from sales of loans held for sale	830	870	1,585
Net change in:
Cash and investments segregated and on deposit for federal or other regulatory purposes	3,759	2,321	(1,065)
Securities owned (excluding securities available for sale)	(4)	32	(117)
Receivables from brokers, dealers, and clearing organizations	(338)	(7)	(278)
Receivables from brokerage clients	(946)	(1,261)	(1,741)
Other assets	(53)	(51)	(72)
Drafts payable	(138)	210	19
Payables to brokers, dealers, and clearing organizations	(174)	(1,165)	1,184
Payables to brokerage clients	(2,454)	(31)	1,479
Accrued expenses and other liabilities	(6)	93	(110)
Net cash provided by discontinued operations	—	28	33

Net cash provided by operating activities	675	901	89

Cash Flows from Investing Activities
Purchases of securities available for sale	(3,342)	(3,387)	(3,264)
Proceeds from sales of securities available for sale	170	686	397
Proceeds from maturities, calls, and mandatory redemptions of securities available for sale	1,588	1,154	819
Net increase in loans to banking clients	(1,688)	(2,112)	(1,538)
Proceeds from sales of banking client loans	—	1,026	355
Purchase of equipment, office facilities, and property	(120)	(198)	(147)
Proceeds from sales of equipment, office facilities, and property	20	4	—
Cash payments for business combinations and investments, net of cash received	—	(2)	(374)
Proceeds from sales of subsidiaries and investments	4	271	70
Net cash used for discontinued operations	—	(233)	—

Net cash used for investing activities	(3,368)	(2,791)	(3,682)

Cash Flows from Financing Activities
Net change in deposits from banking clients	2,990	2,810	3,077
Net change in short-term borrowings	9	(333)	488
Proceeds from long-term debt	—	136	—
Repayment of long-term debt	(56)	(315)	(100)
Dividends paid	(116)	(101)	(68)
Purchase of treasury stock	(697)	(365)	(32)
Proceeds from stock options exercised and other	115	51	34

Net cash provided by financing activities	2,245	1,883	3,399

Decrease in Cash and Cash Equivalents	(448)	(7)	(194)
Cash and Cash Equivalents at Beginning of Year	2,778	2,785	2,979

Cash and Cash Equivalents at End of Year	$2,330	$2,778	$2,785

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statement of Stockholders’ Equity

(In Millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Unamortized Stock-based Compensation	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2002	1,392	$14	$1,744	$2,769	$(465)	$(33)	$(18)	$4,011

Comprehensive income:
Net income	—	—	—	472	—	—	—	472
Net gain on cash flow hedging instruments	—	—	—	—	—	—	19	19
Net unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	—	—	—	(19)	(19)
Foreign currency translation adjustment	—	—	—	—	—	—	5	5

Total comprehensive income								477
Dividends declared on common stock	—	—	—	(68)	—	—	—	(68)
Purchase of treasury stock	—	—	—	—	(32)	—	—	(32)
Stock options exercised, and shares and stock options issued under stock-based compensation plans	—	—	(4)	(47)	174	(97)	—	26
Non-cash stock-based compensation expense related to restructuring	—	—	8	—	—	1	—	9
Issuance of shares for acquisitions	—	—	1	(1)	4	—	—	4
Amortization of stock-based compensation awards	—	—	—	—	—	34	—	34

Balance at December 31, 2003	1,392	14	1,749	3,125	(319)	(95)	(13)	4,461

Comprehensive income:
Net income	—	—	—	286	—	—	—	286
Net gain on cash flow hedging instruments	—	—	—	—	—	—	15	15
Net unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	—	—	—	(8)	(8)
Foreign currency translation adjustment	—	—	—	—	—	—	1	1

Total comprehensive income								294
Dividends declared on common stock	—	—	—	(101)	—	—	—	(101)
Purchase of treasury stock	—	—	—	—	(383)	—	—	(383)
Stock options exercised, and shares and stock options issued under stock-based compensation plans	—	—	17	(52)	111	(47)	—	29
Non-cash stock-based compensation expense related to restructuring	—	—	3	—	—	3	—	6
Amortization of stock-based compensation awards	—	—	—	—	—	80	—	80

Balance at December 31, 2004	1,392	14	1,769	3,258	(591)	(59)	(5)	4,386

Comprehensive income:
Net income	—	—	—	725	—	—	—	725
Net gain on cash flow hedging instruments	—	—	—	—	—	—	12	12
Net unrealized loss on securities available for sale, net of reclassification adjustment	—	—	—	—	—	—	(39)	(39)
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)

Total comprehensive income								697
Dividends declared on common stock	—	—	—	(116)	—	—	—	(116)
Purchase of treasury stock	—	—	—	—	(688)	—	—	(688)
Stock options exercised, and shares and stock options issued under stock-based compensation plans	—	—	57	(20)	155	(60)	—	132
Non-cash stock-based compensation expense related to restructuring	—	—	1	—	—	3	—	4
Amortization of stock-based compensation awards	—	—	—	—	—	35	—	35

Balance at December 31, 2005	1,392	$14	$1,827	$3,847	$ (1,124)	$(81)	$(33)	$4,450

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

1.	Introduction and Basis of Presentation

The Charles Schwab Corporation (CSC) is a financial holding company engaged, through its subsidiaries, in securities brokerage, banking, and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 296 domestic branch offices in 45 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, U.K. In addition, Schwab serves clients in Hong Kong through one of CSC’s subsidiaries. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services with 32 offices in 13 states. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab’s proprietary mutual funds, CyberTrader, Inc. (CyberTrader), an electronic trading technology and brokerage firm providing services to highly active, online traders, and Charles Schwab Bank, N.A. (Schwab Bank), a retail bank.

The consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S., which require management to make certain estimates and assumptions that affect the reported amounts in the accompanying financial statements. Such estimates relate to capitalized development costs for internal-use software; useful lives of intangible assets, equipment, office facilities, and property; valuation of goodwill, intangible assets, and equity investments; valuation of employee stock options; future value of long-term incentive plan units; fair value of financial instruments and investments; allowance for credit losses on banking loans; allowance for doubtful accounts of brokerage clients; retirement and postretirement benefits; future tax benefits; restructuring reserves; and legal reserves. Actual results could differ from such estimates. Certain prior-year amounts have been reclassified to conform to the 2005 presentation. All material intercompany balances and transactions have been eliminated.

The Company completed the sale of its capital markets business in 2004 and the sale of its U.K. brokerage business in 2003. These financial statements have been adjusted to reflect these businesses as discontinued operations.

2.	Significant Accounting Policies

Securities transactions: Clients’ securities transactions are recorded on the date that they settle, while the related commission revenues and expenses are recorded on the date that the trade occurs. Principal transactions are recorded on a trade date basis. Commission revenues and principal transactions are included in trading revenue.

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

Securities borrowed, securities loaned, and securities sold under agreements to repurchase (repurchase agreements): Securities borrowed require the Company to deliver cash to the lender in exchange for securities and are included in receivables from brokers, dealers, and clearing organizations. For securities loaned, the Company receives collateral in the form of cash in an amount generally equal to the market value of securities loaned. Securities loaned are included in payables to brokers, dealers, and clearing organizations. The Company monitors the market value of securities borrowed and loaned, with additional collateral obtained or refunded when necessary. Fees received or paid are recorded in interest revenue or interest expense. Repurchase agreements are recorded at their contractual amounts plus accrued interest and are included in short-term borrowings.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Securities owned include securities available for sale that are recorded at estimated fair value using quoted market prices, where available, or third-party pricing services. Unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders’ equity. Realized gains and losses from sales of securities available for sale are determined on a specific identification basis and are included in other revenue.

Securities owned also include Schwab Funds® money market funds, fixed income, equity, and other securities, and equity and bond mutual funds and are recorded at estimated fair value. Unrealized gains and losses are included in trading revenue.

Receivables from brokerage clients are stated net of allowance for doubtful accounts of $2 million and $1 million at December 31, 2005 and 2004, respectively. Cash receivables from brokerage clients that remain unsecured or partially secured for more than 30 days are fully reserved.

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

Loans to banking clients are stated net of allowance for credit losses of $29 million and $27 million at December 31, 2005 and 2004, respectively. The allowance is established through charges to income based on management’s evaluation of the adequacy of the allowance for credit losses in the existing portfolio. The adequacy of the allowance is reviewed regularly by management, taking into consideration current economic conditions, the existing loan portfolio composition, past loss experience and risks inherent in the portfolio, including the value of impaired loans.

Loans held for sale consist of fixed-rate and adjustable-rate mortgage loans intended for sale. Loans held for sale are stated at lower of cost or market value. Market value is determined using quoted market prices.

Equipment, office facilities, and property: Equipment and office facilities are depreciated on a straight-line basis over the estimated useful life of the asset of three to ten years. Buildings are depreciated on a straight-line basis over twenty years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the term of the lease. Software and certain costs incurred for purchasing or developing software for internal use are amortized on a straight-line basis over an estimated useful life of three or five years. Equipment, office facilities and property are stated at cost net of accumulated depreciation and amortization, except for land, which is stated at cost. Equipment, office facilities and property are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

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

Stock-based compensation: The Company applies Accounting Principles Board Opinion (APB) No. 25 – Accounting for Stock Issued to Employees, and related interpretations, for its stock-based employee compensation plans. Because the Company grants stock option awards at an exercise price not less than market value, there is no compensation expense recorded when the awards are granted. Had compensation expense for the Company’s stock option awards been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method of Statement of Financial

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Accounting Standards (SFAS) No. 123 – Accounting for Stock-Based Compensation, the Company would have recorded additional compensation expense and its net income and earnings per share (EPS) would have been reduced to the pro forma amounts presented in the following table:

	2005	2004	2003
Expense for stock-based compensation (after tax) (1):
As reported	$14	$39	$23
Pro forma (2)	$58	$127	$124

Net income:
As reported	$725	$286	$472
Pro forma	$681	$198	$371

Basic EPS:
As reported	$.56	$.21	$.35
Pro forma	$.53	$.15	$.28

Diluted EPS:
As reported	$.55	$.21	$.35
Pro forma	$.52	$.15	$.27

(1)	Includes compensation expense related to restricted stock awards of $12 million, $37 million, and $18 million in 2005, 2004, and 2003, respectively.

(2)	Includes pro forma compensation expense related to stock options granted in both current and prior years. Pro forma stock option compensation is amortized on a basis consistent with the vesting terms over the vesting period beginning with the month in which the option was granted.

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

	2005	2004	2003
Expected dividend yield	.48%	.48%	.30%
Expected volatility	28%	35%	49%
Risk-free interest rate	4.1%	3.9%	2.7%
Expected life (in years) (1)	3.2	3.4	5.0

(1)	Reflects a decrease in the contractual term and vesting period for 2005 and 2004 stock option grants.

Long-term incentive compensation: Eligible officers may receive cash long-term incentive plan units under a long-term incentive plan (LTIP). These awards are restricted from transfer or sale and generally vest annually over a three- to four-year period. Each award provides for a one-time cash payment for an amount that varies based upon the Company’s cumulative EPS over the respective performance period of each grant, generally three to four years. The Company accrues the estimated total cost for each grant on a straight-line basis over each LTIP’s vesting period, with periodic cumulative adjustments to expense as estimates of the total grant cost are revised.

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. Goodwill is tested for impairment at least annually or whenever indications of impairment exist. In testing for a potential impairment of goodwill, management estimates the fair value of each of the Company’s reporting units (generally defined as the Company’s businesses for which financial information is available and reviewed regularly by management), and compares it to their

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

carrying value. If the estimated fair value of a reporting unit is less than its carrying value, management is required to estimate the fair value of all assets and liabilities of the reporting unit, including goodwill. If the carrying value of the reporting unit’s goodwill is greater than the estimated fair value, an impairment charge is recognized for the excess. The Company has elected April 1 as its annual impairment testing date.

The carrying amount of goodwill by reportable segment is presented in the following table:

December 31,	2005	2004
Schwab Investor Services	$419	$419
U.S. Trust	390	392

Total	$809	$811

The decrease in goodwill in 2005 was primarily due to a purchase price adjustment related to U.S. Trust’s acquisition of State Street Corporation’s Private Asset Management group in 2003.

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

The Company’s gross amortizing intangible asset balances were $145 million at both December 31, 2005 and 2004. Accumulated amortization relating to these intangible assets was $21 million and $11 million at December 31, 2005 and 2004, respectively. These intangible assets have a remaining weighted-average estimated useful life of 18 years. The Company recorded amortization expense of $10 million, $9 million, and $2 million in 2005, 2004, and 2003, respectively, related to these intangible assets. Estimated future amortization expense for these intangible assets is approximately $10 million in 2006, $7 million in each of 2007 and 2008, and $6 million in each of 2009 and 2010.

Additionally, the Company has certain intangible assets which are non-amortizing but are subject to impairment testing as described above. The Company’s non-amortizing intangible asset balances were $19 million at both December 31, 2005 and 2004, and are primarily comprised of the value of contracts acquired in 2004 to manage investments of mutual funds.

New accounting standards: A revision to SFAS No. 123, Share-Based Payment (SFAS No. 123R), which supersedes APB No. 25 and was issued in December 2004, requires that the cost resulting from all share-based payments be recognized as an expense in the consolidated financial statements, and also changes the classification of certain tax benefits in the consolidated statement of cash flows. In April 2005, the Securities and Exchange Commission (SEC) adopted a new rule that delays the compliance dates for SFAS No. 123R to January 1, 2006. Beginning on January 1, 2006, the Company will record compensation expense for unvested stock option awards over the future periods in which the awards vest. Based on stock options outstanding at December 31, 2005, pre-tax compensation expense related to stock option awards would be approximately $19 million in 2006 and $9 million in 2007, which equates to a decrease in EPS of $.01 in 2006. The amount and timing of total future compensation expense related to stock option grants will vary based upon additional awards, if any, cancellations, forfeitures, or modifications of existing awards, and employee severance terms.

SFAS No. 153 – Exchanges of Nonmonetary Assets was issued in December 2004 and was effective beginning July 1, 2005. This statement amends APB No. 29 – Accounting for Nonmonetary Transactions. SFAS No. 153 replaces an exception for recognizing gains and losses on the exchange of similar productive assets with a general exception for recognizing gains for exchange transactions that do not have commercial substance and are therefore not expected to result in significant changes in the cash flows of the reporting entity. The adoption of SFAS No. 153 did not have, and is not expected to have, a material impact on the Company’s financial position, results of operations, EPS, or cash flows.

SFAS No. 154 – Accounting Changes and Error Corrections was issued in May 2005 and is effective beginning January 1, 2006. This statement replaces APB No. 20 – Accounting Changes, and SFAS No. 3 – Reporting Accounting Changes in

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Interim Financial Statements, and changes the requirements for reporting a change in accounting principle. SFAS No. 154 generally requires retrospective application to prior periods’ financial statements of changes in accounting principle. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial position, results of operations, EPS, or cash flows.

3.	Securities Owned

A summary of securities owned is as follows:

December 31,	2005	2004
Securities available for sale	$6,387	$4,870
Schwab Funds® money market funds	271	285
Fixed income, equity, and other securities	166	161
Equity and bond mutual funds	33	19

Total	$6,857	$5,335

The amortized cost, estimated fair value, and gross unrealized gains and losses on securities available for sale are as follows:

December 31,		2005	2004
U.S. treasury securities:	Amortized cost	$372	$263
	Aggregate fair value	$372	$262
	Gross unrealized gains	—	—
	Gross unrealized losses	—	$1

U.S. government sponsored agencies and corporations:	Amortized cost	1,273	1,534
	Aggregate fair value	1,248	1,534
	Gross unrealized gains	—	5
	Gross unrealized losses	25	5

Collateralized mortgage obligations:	Amortized cost	4,794	3,062
	Aggregate fair value	4,746	3,051
	Gross unrealized gains	6	5
	Gross unrealized losses	54	16

Other securities:	Amortized cost	21	23
	Aggregate fair value	21	23
	Gross unrealized gains	—	—
	Gross unrealized losses	—	—

Total securities available for sale:	Amortized cost	$6,460	$4,882
	Aggregate fair value	$6,387	$4,870
	Gross unrealized gains	$6	$10
	Gross unrealized losses	$79	$22

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

A summary of investments with unrealized losses, aggregated by category and period of continuous unrealized loss, at December 31, 2005, is as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government sponsored agencies and corporations	$850	$14	$352	$11	$1,202	$25
Collateralized mortgage obligations	2,352	21	1,004	33	3,356	54

Total temporarily impaired securities	$3,202	$35	$1,356	$44	$4,558	$79

Management views the unrealized losses noted above as temporary as the decline in market value is attributable to changes in interest rates and not credit quality. The determination of whether or not other-than-temporary impairment exists is a matter of judgment. Factors considered in evaluating whether a decline in value is other than temporary include: the financial conditions and near-term prospects of the issuer; the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery; and the length of time and the extent to which the fair value has been less than cost.

The maturities and related weighted-average yields of debt securities available for sale at December 31, 2005 are as follows:

	Within 1 Year	1 - 5 Years	5 - 10 Years	After 10 Years	Total
U.S. treasury securities	$370	$2	—	—	$372
U.S. government sponsored agencies and corporations	26	74	—	$1,173	1,273
Collateralized mortgage obligations (1)	—	20	$59	4,715	4,794
Other debt securities	5	16	—	—	21

Total at amortized cost	401	112	59	5,888	6,460
Estimated fair value	401	111	59	5,816	6,387

Net unrealized losses	—	$1	—	$72	$73

Weighted-average yield (2)	1.42%	5.13%	4.86%	4.76%	4.56%

(1)	Collateralized mortgage obligations have been allocated over maturity groupings based on contractual maturities. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

(2)	Yields have been computed by dividing annualized interest revenue, on a taxable equivalent basis, by the amortized cost of the respective securities at December 31, 2005.

Gross proceeds and gross realized gains and losses related to sales of securities available for sale are as follows. Realized gains and losses of securities available for sale are included in other income on the Company’s consolidated income statement.

	2005	2004	2003
Gross proceeds	$170	$686	$397
Gross realized gains	$2	$9	$12
Gross realized losses	—	$(2)	—

The Company’s positions in Schwab Funds® money market funds arise from certain overnight funding of clients’ redemption, check-writing, and debit card activities. Fixed income, equity, and other securities include fixed income securities held to meet clients’ trading activities, and investments made by the Company relating to its deferred compensation plan. Equity and bond mutual funds include inventory maintained to facilitate certain Schwab Funds and third-party mutual fund clients’ transactions.

Securities sold, but not yet purchased of $15 million at December 31, 2005 consisted primarily of equity positions which are held as a hedge against securities owned. At December 31, 2004, securities sold, but not yet purchased of $16 million

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

consisted of mutual fund shares that are distributed to clients to satisfy their dividend reinvestment requests. These securities are recorded at market value in accrued expenses and other liabilities.

4.	Receivables from Brokerage Clients

Receivables from brokerage clients consist primarily of margin loans to brokerage clients of $10.4 billion and $9.8 billion at December 31, 2005 and 2004, respectively. Securities owned by brokerage clients are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements.

5.	Loans to Banking Clients and Related Allowance for Credit Losses

An analysis of the composition of the loan portfolio is as follows:

December 31,	2005	2004
Residential real estate mortgages	$5,374	$4,308
Home equity lines of credit	1,375	1,034
Consumer loans	1,244	971
Other	542	536

Total loans	8,535	6,849
Less: allowance for credit losses	(29)	(27)

Loans to banking clients – net	$8,506	$6,822

Included in the loan portfolio are non-accrual loans totaling $1 million at both December 31, 2005 and 2004, respectively. Non-accrual loans are considered impaired by the Company, and represent all the Company’s nonperforming assets at both December 31, 2005 and 2004. The amount of loans accruing interest that were contractually 90 days or more past due was $2 million and $4 million at December 31, 2005 and 2004, respectively. For 2005 and 2004, the impact of interest revenue which would have been earned on non-accrual loans versus interest revenue recognized on these loans was not material to the Company’s results of operations.

A summary of activity in the allowance for credit losses related to loans to banking clients is as follows. Recoveries were immaterial for each of 2005, 2004, and 2003.

	2005	2004	2003
Balance at beginning of year	$27	$27	$24
Provision	3	2	4
Release of allowance on loans sold	—	(2)	(1)
Charge-offs	(1)	—	—

Balance at end of year	$29	$27	$27

6.	Loan Securitizations

In the fourth quarter of 2004, U.S. Trust sold $1.0 billion of residential mortgage loans originated through its private banking business in a securitization transaction. In the securitization, U.S. Trust retained a portion of the senior mortgage pass-through certificates and all subordinated pass-through certificates that were created by the securitization process (the retained securities), and the servicing rights. U.S. Trust received proceeds of $1.0 billion from the securitization, reacquired the retained securities of $820 million, and recognized an immaterial net gain after payment of transaction expenses. The securitization transaction was accounted for as a sale under the requirements of SFAS No. 140 – Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

The fair value of the retained securities at the date of securitization were primarily determined based on the following key economic assumptions:

Average discount rate	4.5%
Constant prepayment rate (1)	25%
Prepayment speed assumption	(2)
Expected weighted average life (in years)	2.4
Expected credit losses	0%

(1)	Constant prepayment rate and constant prepayment rate to balloon methodologies were used.

(2)	Based upon the Public Securities Association convention, a 300% prepayment speed assumption equates to an increasing constant prepayment rate from 0% to 18% over the initial 30 month loan term and 18% thereafter.

The estimated fair values of the retained securities were $658 million and $805 million at December 31, 2005 and 2004, respectively, and were included in securities owned on the Company’s consolidated balance sheet. The fair value of the servicing rights were immaterial. Key economic assumptions, and the sensitivities of the current fair value of retained securities related to the securitization to immediate adverse changes in those assumptions, are presented in the table below.

December 31,	2005
Fair value of retained securities	$658
Expected weighted-average life (in years)	2.8 -6.4
Prepayment speed assumption (1)	18 -20%
Impact on fair value of:
50 basis point adverse change	$(2)
100 basis point adverse change	$(3)
Discount rate assumption	5.9 -6.9%
Impact on fair value of:
50 basis point adverse change	$(8)
100 basis point adverse change	$(16)

(1)	Constant prepayment rate and constant prepayment rate to balloon methodologies were used.

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

Cash flows received from the retained securities were $163 million and $28 million in 2005 and 2004, respectively. Cash flows received from servicing fees were $4 million in 2005 and immaterial in 2004.

Any credit losses on the securitized loans are assigned to U.S. Trust, as holder of the subordinated securities, up to the par value. There were no delinquencies in the securitized mortgage loans at December 31, 2005 and 2004, and there were no losses for either 2005 or 2004. U.S. Trust has not guaranteed the mortgage loans as these transactions are structured without recourse to U.S. Trust or the Company.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

The following table presents information about the principal balances of managed and securitized loans.

December 31,	2005	2004
Residential real estate mortgages	$6,426	$5,596
Home equity lines of credit	1,375	1,034
Consumer loans	1,244	971
Other	542	536

Total loans managed and securitized	9,587	8,137
Less:
Sold or securitized loans	1,035	1,268
Loans held for sale	17	20
Allowance for credit losses	29	27

Total loans to banking clients - net	$8,506	$6,822

7.	Equipment, Office Facilities, and Property

Equipment, office facilities, and property are detailed below:

December 31,	2005	2004
Land	$56	$55
Buildings	474	474
Leasehold improvements	334	356
Furniture and equipment	186	218
Telecommunications equipment	113	145
Information technology equipment	386	426
Software	781	667
Software development and construction in progress	4	61

Subtotal	2,334	2,402
Accumulated depreciation and amortization	(1,537)	(1,499)

Total	$797	$903

8.	Deposits from Banking Clients

Deposits from banking clients consist of money market and other savings deposits, certificates of deposit, and noninterest-bearing deposits. Deposits from banking clients are as follows:

December 31,	2005	2004
Interest-bearing deposits (1)	$13,420	$10,280
Noninterest-bearing deposits	688	838

Total	$14,108	$11,118

(1)	Includes certificates of deposit of $100,000 or more, totaling $969 million and $340 million at December 31, 2005 and 2004, respectively.

During the years ended December 31, 2005 and 2004, the Company paid an average rate of 1.91% and 1.15%, respectively, on its interest-bearing deposits from banking clients.

Demand deposit overdrafts of $82 million and $72 million were included as other loans within loans to banking clients at December 31, 2005 and 2004, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

9.	Payables to Brokers, Dealers, and Clearing Organizations

Payables to brokers, dealers, and clearing organizations consist primarily of securities loaned of $1.2 billion and $1.4 billion at December 31, 2005 and 2004, respectively. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned.

10.	Payables to Brokerage Clients

The principal source of funding for Schwab’s margin lending is cash balances in brokerage client accounts. At December 31, 2005, Schwab was paying interest at 2.1% on $20.9 billion of cash balances in brokerage client accounts, which were included in payables to brokerage clients. At December 31, 2004, Schwab was paying interest at 1.2% on $23.9 billion of such cash balances.

11.	Short-term Borrowings

CSC may borrow up to $800 million under a committed, unsecured credit facility with a group of eighteen banks which is scheduled to expire in June 2006. This facility replaced a facility that expired in June 2005. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of stockholders’ equity, Schwab to maintain minimum net capital ratios, as defined, and CSC’s depository institution subsidiaries to be well capitalized, as defined. These facilities were unused at December 31, 2005 and 2004.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of eight banks totaling $844 million at December 31, 2005. CSC has access to $794 million of these credit lines. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. There were no borrowings outstanding under these lines at December 31, 2005 and 2004.

To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured letter of credit agreements with eight banks in favor of the OCC aggregating $630 million at December 31, 2005. Schwab pays a fee to maintain these arrangements. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging letters of credit (LOCs), in favor of these brokerage clients, that are guaranteed by multiple banks. At December 31, 2005, the outstanding value of these LOCs totaled $130 million. No funds were drawn under these LOCs at December 31, 2005 and 2004.

Other short-term borrowings include Federal Home Loan Bank System borrowings, federal funds purchased, repurchase agreements, and other borrowed funds. At December 31, 2005 and 2004, these other short-term borrowings totaled $672 million and $663 million, respectively, with weighted-average interest rates ranging from 4.06% to 4.49% and 2.13% to 2.50%, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

12.	Long-term Debt

Long-term debt consists of the following:

December 31,	2005	2004
Senior Medium-Term Notes, Series A	$330	$386
Lease financing liability	130	134
8.41% Trust Preferred Capital Securities	52	52
Fair value adjustment (1)	2	13

Total	$514	$585

(1)	Represents the fair value adjustment related to hedged Medium-Term Notes.

The aggregate principal amount of Senior Medium-Term Notes, Series A (Medium-Term Notes) outstanding at December 31, 2005 had maturities ranging from 2006 to 2010. The aggregate principal amount of Medium-Term Notes outstanding at both December 31, 2005 and 2004 had fixed interest rates ranging from 6.21% to 8.05%. At December 31, 2005 and 2004, the Medium-Term Notes carried a weighted-average interest rate of 7.56% and 7.46%, respectively.

Upon adoption of FIN No. 46 in the first quarter of 2003, the Company consolidated a Trust and recorded a note payable of $235 million. This Trust was formed in 2000 to finance the acquisition and renovation of an office building and land. In 2004, the Company exercised its option to purchase this property from the Trust and repaid $99 million of the note payable. Simultaneously, the Company completed a transaction on this property with American Financial Realty Trust, a publicly-traded real estate investment trust, resulting in proceeds of $136 million, which was used to repay the remainder of the note payable, and a 20-year lease. This transaction was accounted for as a financing lease. The remaining lease financing liability of $130 million at December 31, 2005 is being reduced by a portion of the lease payments over the 20-year term.

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

Annual maturities on long-term debt outstanding at December 31, 2005 are as follows:

2006	$72
2007	43
2008	20
2009	14
2010	205
Thereafter	158

Total maturities	512
Fair value adjustment	2

Total	$514

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

13.	Taxes on Income

Income tax expense on income from continuing operations is as follows:

	2005	2004	2003
Current:
Federal	$390	$196	$215
State	52	39	21

Total current	442	235	236

Deferred:
Federal	(5)	15	8
State	18	(19)	(3)

Total deferred	13	(4)	5

Taxes on income	$455	$231	$241

The above amounts do not include tax benefits or expense from the exercise of stock options and the vesting of restricted stock awards, which for accounting purposes are recorded in additional paid-in capital. Such tax amounts totaled a net tax benefit of $31 million and $16 million in 2005 and 2004, respectively, compared to net tax expense of $3 million in 2003.

The income tax expense related to gain from discontinued operations was $9 million in 2005. The income tax benefit related to loss from discontinued operations was $71 million and $2 million in 2004 and 2003, respectively.

The temporary differences that created deferred tax assets and liabilities, included in other assets, are detailed below:

December 31,	2005	2004
Deferred tax assets:
Employee compensation, severance and benefits	$131	$134
Facilities lease commitments	130	161
Reserves and allowances	41	46
Net unrealized loss on securities available for sale	27	5
State loss carryforwards (1)	17	25
Other	15	7

Total deferred assets	361	378

Deferred tax liabilities:
Depreciation and amortization	(77)	(91)
Capitalized internal-use software development costs	(61)	(68)

Total deferred liabilities	(138)	(159)

Net deferred tax asset	$223	$219

(1)	Consists primarily of net operating losses in New York State that will expire in 2022 through 2025. Realization is dependent on generating sufficient taxable income in New York State prior to the expiration of such losses.

The Company determined that no valuation allowance against deferred tax assets at December 31, 2005 and 2004 was necessary.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

The effective income tax rate on income from continuing operations differs from the amount computed by applying the federal statutory income tax rate as follows:

	2005	2004	2003
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.3	2.4	1.6
Gain on investment in Aitken Campbell	—	—	(1.9)
Merger-related costs	—	—	(1.5)
Other	.1	(1.6)	.4

Effective income tax rate	38.4%	35.8%	33.6%

The effective income tax rate including discontinued operations was 39.0% in 2005, 35.9% in 2004, and 33.6% in 2003.

14.	Employee Incentive and Deferred Compensation Plans

Stock Option Plans

The Company’s stock incentive plans provide for granting options to employees, officers, and directors. Options are granted for the purchase of shares of common stock at an exercise price not less than market value on the date of grant, and expire within seven or ten years from the date of grant. Options generally vest annually over a three- to four-year period from the date of grant. In the second half of 2005, 8 million fully vested options were granted to senior officers at exercise prices of 112% and 125% (and also 140% for the Chief Executive Officer) of market value on the date of grant.

A summary of option activity follows:

	2005		2004		2003
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	133	$14.88	136	$15.25	156	$15.38
Granted	11	$15.49	22	$9.39	2	$9.39
Exercised	(15)	$7.99	(11)	$4.88	(6)	$6.21
Forfeited	(4)	$10.87	(6)	$14.25	(8)	$18.45
Expired	(10)	$21.66	(8)	$20.77	(8)	$19.18

Outstanding at end of year	115	$15.33	133	$14.88	136	$15.25

Exercisable at end of year	100	$16.04	101	$15.97	90	$15.03

Available for future grant at end of year	37		37		44

Weighted-average fair value of options granted during the year (1)		$2.56		$2.75		$4.20

(1)	The fair value of options granted is estimated as of the grant date using the Black-Scholes option pricing model for grants made prior to January 1, 2004, and a binomial option pricing model for grants made on or after January 1, 2004.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Options outstanding and exercisable are as follows:

December 31, 2005

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ .11 to $ 9.00	17	2.3	$7.91	16	$7.84
$ 9.01 to $ 11.00	26	5.7	$9.62	17	$9.67
$ 11.01 to $ 15.00	18	5.5	$12.74	13	$12.90
$ 15.01 to $ 20.00	29	5.1	$16.11	29	$16.12
$ 20.01 to $ 38.29	25	3.7	$26.87	25	$26.87

$ .11 to $ 38.29	115	4.6	$15.33	100	$16.04

Restricted Stock and Long-term Incentive Plans

The Company’s stock incentive plans provide for granting restricted stock awards to employees and officers. Restricted stock awards are restricted from transfer or sale and generally vest annually over a four-year period, but some vest based upon the Company or one of its subsidiaries achieving certain financial or other measures.

Eligible officers may receive LTIP units under a long-term incentive program. These awards are restricted from transfer or sale and generally vest annually over a three- to four-year performance period. The cash payout of the LTIP units, which may range from $0 to $4 per unit, will be made following the end of the performance period based upon the Company achieving certain cumulative EPS levels.

Restricted stock and LTIP unit information is as follows:

	2005	2004	2003
Restricted Stock:
Restricted stock awards (shares)	4	4	11
Average market price of awarded shares	$14.01	$11.93	$8.75
Restricted shares outstanding (at year end)	8	9	13
Restricted stock amortization	$20	$27	$28

LTIP:
LTIP units outstanding at year end	124	91	52
LTIP unit compensation expense	$37	$15	$9
LTIP liability at year end	$61	$24	$9

Other Deferred Compensation Plans

The Company sponsors deferred compensation plans for eligible officers and non-employee directors. The Company’s deferred compensation plan for officers permits participants to defer the payment of certain cash compensation. The deferred compensation liability was $221 million at both December 31, 2005 and 2004. The Company’s deferred compensation plan for non-employee directors permits participants to defer receipt of all or a portion of their directors’ fees and to receive either a grant of stock options, or upon ceasing to serve as a director, the number of shares of CSC’s common stock that would have resulted from investing the deferred fee amount into CSC’s common stock.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

15.	Retirement and Other Employee Benefit Plans

The Company’s retirement and other employee benefit plans consist of CSC’s and U.S. Trust’s plans that were in effect prior to the merger with USTC in 2000. The following summarizes such plans.

Retirement Plans

Eligible employees of the Company who have met certain service requirements may participate in the Company’s qualified retirement plan, the SchwabPlan® Retirement Savings and Investment Plan. The Company may match certain employee contributions or make additional contributions to this plan at its discretion. Total company contribution expense was $51 million in 2005, $48 million in 2004, and $3 million in 2003. In 2004, the Company reinstated its 401(k) employee contribution match, which was suspended in 2003 (except for a discretionary award to certain non-officer employees made in the fourth quarter of 2003).

Pension and Other Postretirement Benefits

U.S. Trust maintains a trustee managed, noncontributory, qualified defined benefit pension plan for the benefit of eligible U.S. Trust employees, the U.S. Trust Corporation Employees’ Retirement Plan (the Pension Plan).

U.S. Trust provides certain health care and life insurance benefits for active employees, who were employed by U.S. Trust prior to 1990, and certain qualifying retired employees and their dependents. Postretirement medical and life insurance benefits are accrued during the years that the employee renders service to reflect the expected cost of providing health care and life insurance and other benefits to an employee upon retirement.

The following table summarizes the components of retirement and postretirement benefit expenses (credits), the funded status of U.S. Trust’s qualified retirement plan, changes in the benefit obligations related to these plans and the major assumptions used to determine these amounts.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

	2005			2004			2003
	Pension Plan	Health & Life	Total	Pension Plan	Health & Life	Total	Pension Plan	Health & Life	Total
Change in benefit obligation:
Benefit obligation at beginning of year	$312	$22	$334	$283	$21	$304	$281	$21	$302
Service cost, including expenses	12	—	12	11	—	11	13	—	13
Interest cost	18	1	19	17	1	18	19	1	20
Amendments (1)	—	—	—	—	—	—	(49)	—	(49)
Actuarial loss	8	—	8	15	2	17	31	—	31
Benefits and expenses paid	(15)	(1)	(16)	(14)	(2)	(16)	(12)	(1)	(13)

Benefit obligation at end of year	$335	$22	$357	$312	$22	$334	$283	$21	$304

Change in plan assets:
Fair value of plan assets at beginning of year	$346	—	$346	$284	—	$284	$252	—	$252
Actual gain on plan assets	55	—	55	35	—	35	44	—	44
Employer contribution	—	$1	1	40	$2	42	—	$1	1
Benefits and expenses paid	(15)	(1)	(16)	(13)	(2)	(15)	(12)	(1)	(13)

Fair value of plan assets at end of year	$386	$—	$386	$346	—	$346	$284	—	$284

Funded Status	$51	$(21)	$30	$34	$(22)	$12	$1	$(21)	$(20)
Unrecognized net actuarial loss (gain)	55	—	55	81	1	82	85	(1)	84
Unrecognized prior service benefit	(38)	—	(38)	(41)	—	(41)	(45)	—	(45)

Net amount recognized	$68	$(21)	$47	$74	$(21)	$53	$41	$(22)	$19

Amount recognized in the balance sheet consists of:
Prepaid benefit cost	$68	—	$68	$74	—	$74	$41	—	$41
Accrued benefit costs	—	$(21)	(21)	—	$(21)	(21)	—	$(22)	(22)

Net amount recognized	$68	$(21)	$47	$74	$(21)	$53	$41	$(22)	$19

Components of net periodic benefit cost:
Service cost and expenses	$12	—	$12	$11	—	$11	$13	—	$13
Interest cost	18	$1	19	17	$1	18	19	$1	20
Expected return on plan assets	(26)	—	(26)	(22)	—	(22)	(24)	—	(24)
Amortization of prior service cost	(4)	—	(4)	(4)	—	(4)	—	—	—
Amortization of net loss	6	—	6	5	—	5	—	—	—

Net periodic benefit expense (2)	$6	$1	$7	$7	$1	$8	$8	$1	$9

Additional information
Increase in additional minimum liability included in other comprehensive income	—	n/a		—	n/a		—	n/a

Weighted-average assumptions used to determine benefit obligations
Discount rate	5.88%	5.88%		5.88%	5.88%		6.00%	6.00%
Rate of increase in compensation (3)	5.14%	5.14%		5.10%	5.10%		5.25%	5.25%
Measurement date	Sept. 30, 2005	Sept. 30, 2005		Sept. 30, 2004	Sept. 30, 2004		Sept. 30, 2003	Sept. 30, 2003
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.88%	5.88%		6.00%	6.00%		6.75%	6.75%
Rate of increase in compensation (3)	5.10%	5.10%		5.25%	5.25%		5.30%	5.30%
Expected rate of return on plan assets	8.25%	n/a		8.25%	n/a		8.25%	n/a

(1)	In 2003, U.S. Trust amended the Pension Plan with respect to the computation of retirement benefits earned by qualifying employees hired on or before December 31, 2001.

(2)	The pension expense and postretirement benefit expense are determined using the assumptions as of the beginning of the year. The benefit obligations and the funded status are determined using the assumptions as of the end of the year. The measurement date of the Pension Plan is September 30.

(3)	The assumed rate of increase in compensation is based on the age-related table with assumed rates of increase in compensation ranging from 3.7% to 8.0% in 2005, and 3.0% to 8.0% in both 2004 and 2003.

n/a Not applicable.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

The accumulated benefit obligation for the Pension Plan was $332 million and $311 million at September 30, 2005 and 2004, respectively.

To develop the expected long-term rate of return on assets assumption, U.S. Trust considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of risk premium associated with other classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. This resulted in the selection of the 8.25% expected long-term rate of return on assets assumption for 2005 and 2004.

The assumed rate of future increases in per capita cost of health care benefits (the health care cost trend rate) is 11% at September 30, 2005, decreasing gradually to 5.0% by the year 2013. A one-percentage-point change in the assumed health care cost trend rates would have an immaterial effect on the postretirement benefit obligation, as well as on service and interest costs.

The Pension Plan’s weighted average asset allocations at September 30, 2005 and 2004, by asset category are as follows:

September 30,	2005	2004
Equity securities	64%	62%
Debt securities	35%	37%
Other	1%	1%

Total	100%	100%

The goals of the asset strategy are to ensure that the principal of the Pension Plan is preserved and enhanced over the long term, both in real and nominal terms, manage risk exposure, and exceed the funding requirement over a market cycle (3 to 5 years).

Risk is managed by investing in a broad range of asset classes, and within those classes, a broad range of individual securities.

The Pension Plan’s Investment Committee, which oversees the investment of Pension Plan assets, utilizes the following target asset allocation and ranges in 2005:

	Low	Target	High
Equity securities (1)	60%	65%	70%
Debt securities (2)	30%	35%	40%

(1)	Includes real estate investment trusts, private equity funds, and hedge funds with a target allocation of 5% each.

(2)	The average duration of the debt securities was lengthened from approximately 4.5 years to 11 years to provide a better match to the duration of the liabilities.

Equity securities include shares of common stock of CSC in the amount of $4 million as of September 30, 2005 and $3 million as of September 30, 2004 (1% of total plan assets). In addition, due to external investment management of the funds, the Pension Plan may indirectly hold additional shares of CSC stock. The aggregate amount of these shares would not be considered material relative to the total fund assets.

U.S. Trust’s funding policy is to make contributions consistent with Federal laws and regulations. No contributions were made in 2005. In September 2004, U.S. Trust contributed $40 million to the Pension Plan. No contributions are expected to be made to the Pension Plan during 2006, and $2 million is expected to be paid with respect to postretirement benefits plans in 2006.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

	Pension Plan	Health & Life	Total
2006	$16	$1	$17
2007	17	2	19
2008	18	2	20
2009	20	2	22
2010	21	2	23
2011-2015	121	7	128

Total	$213	$16	$229

16.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income (loss) are as follows:

	2005			2004			2003
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Foreign currency translation adjustment	$(1)	$—	$(1)	$1	$—	$1	$5	$—	$5

Securities available for sale:
Net unrealized loss arising during the year	(64)	25	(39)	(15)	6	(9)	(32)	13	(19)
Reclassification adjustment for realized loss included in net income	—	—	—	2	(1)	1	—	—	—

Net unrealized loss on securities available for sale	(64)	25	(39)	(13)	5	(8)	(32)	13	(19)

Hedging instruments:
Net unrealized gain arising during the year	20	(8)	12	26	(10)	16	37	(15)	22
Reclassification adjustment for realized gain included in net income	—	—	—	(1)	—	(1)	(5)	2	(3)

Net unrealized gain on cash flow hedging instruments	20	(8)	12	25	(10)	15	32	(13)	19

Other comprehensive income (loss)	$(45)	$17	$(28)	$13	$(5)	$8	$5	$—	$5

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Accumulated other comprehensive loss balances were:

	Foreign currency translation adjustment	Net unrealized gain (loss) on securities available for sale	Net unrealized gain (loss) on cash flow hedging instruments	Total accumulated other comprehensive loss
Balance, December 31, 2002	$(5)	$24	$(37)	$(18)
Net change	5	(19)	19	5

Balance, December 31, 2003	—	5	(18)	(13)
Net change	1	(8)	15	8

Balance, December 31, 2004	1	(3)	(3)	(5)
Net change	(1)	(39)	12	(28)

Balance, December 31, 2005	$—	$(42)	$9	$(33)

17.	Earnings Per Share

Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the treasury stock method, which reflects the potential reduction in EPS assuming that all outstanding restricted stock and stock option awards were to vest and all in-the-money options were exercised or converted into common stock, less shares that could be re-acquired from the stock option exercise proceeds or the restricted stock unrecognized compensation cost. EPS under the basic and diluted computations are as follows:

	2005	2004	2003
Net income	$725	$286	$472

Weighted-average common shares outstanding — basic	1,295	1,343	1,342
Common stock equivalent shares related to stock incentive plans	13	22	22

Weighted-average common shares outstanding — diluted	1,308	1,365	1,364

Basic EPS:
Income from continuing operations	$.56	$.31	$.35
Loss from discontinued operations, net of tax	$—	$(.10)	$—
Net income	$.56	$.21	$.35

Diluted EPS:
Income from continuing operations	$.56	$.30	$.35
Loss from discontinued operations, net of tax	$(.01)	$(.09)	$—
Net income	$.55	$.21	$.35

The computation of diluted EPS for the years ended December 31, 2005, 2004, and 2003, respectively, excludes outstanding stock options to purchase 71 million, 91 million, and 107 million shares, respectively, because the exercise prices for those options were greater than the average market price of the common shares, and therefore the effect would be antidilutive.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

18.	Restructuring Charges and Discontinued Operations

Restructuring Charges

The Company recorded pre-tax restructuring charges as follows:

	2005	2004	2003
2004 Cost Reduction Effort (1)	$23	$211	—
Previous Initiatives (2)	(6)	3	$76

Total restructuring charges	$17	$214	$76

(1)	In 2004, primarily includes severance pay and benefits for approximately 1,600 employees and facilities reduction charges related to the closing or consolidation of 111 branch offices. In 2005, primarily includes severance pay and benefits for approximately 160 employees.

(2)	Primarily includes adjustments to the Company’s workforce and facilities levels in response to the market environment, as well as changes in estimates of sublease income associated with previously announced efforts to sublease excess facilities.

A summary of restructuring reserve liabilities is as follows:

December 31,	2005	2004
2004 Cost Reduction Effort	$45	$118
Previous Initiatives	106	143

Total restructuring reserves	$151	$261

In addition to these restructuring reserves, see discussion of the Company’s restructuring reserves related to discontinued operations below. All restructuring reserve liabilities are included in accrued expenses and other liabilities on the Company’s consolidated balance sheet.

2004 Cost Reduction Effort

The Company’s 2004 cost reduction effort was designed to mitigate the financial impact of a series of pricing changes which began in 2004 and to strengthen the Company’s productivity and efficiency. The Company completed its 2004 cost reduction effort in the first half of 2005.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

A summary of the activity in the restructuring reserve related to the Company’s 2004 cost reduction effort is as follows:

	Workforce Reduction	Facilities Reduction	Total
Restructuring charges	$129	$82	$211
Cash payments	(72)	(8)	(80)
Non-cash charges (1)	(7)	(7)	(14)
Other (2)	—	1	1

Balance at December 31, 2004	50	68	118
Restructuring charges	24	(1)	23
Cash payments	(66)	(33)	(99)
Non-cash charges (1)	(2)	—	(2)
Other (2)	—	5	5

Balance at December 31, 2005	$6 (3)	$39 (4)	$45

(1)	Primarily includes charges for officers’ stock-based compensation and write-downs of fixed assets.

(2)	Includes the reclassification of deferred rent amounts in 2005 and the accretion of facilities restructuring reserves in 2005 and 2004, which are initially recorded at net present value. Accretion expense is recorded in occupancy and equipment expense on the Company’s consolidated statement of income.

(3)	The Company expects to substantially utilize the remaining workforce reduction reserve through cash payments for severance pay and benefits over the respective severance periods through 2006.

(4)	The Company expects to substantially utilize the remaining facilities reduction reserve through cash payments for the net lease expense over the respective lease terms through 2014.

Previous Initiatives

The Company’s previous restructuring initiatives included workforce reductions, reductions in operating facilities, the removal of certain systems hardware, software and equipment from service, and the withdrawal from certain international operations. These initiatives reduced operating expenses and adjusted the Company’s organizational structure to help improve productivity, enhance efficiency, and increase profitability.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

A summary of the activity in the restructuring reserve related to the Company’s previous restructuring initiatives is as follows:

	Workforce Reduction	Facilities Reduction	Total
Balance at December 31, 2002	$58	$224	$282
Restructuring charges	27	49	76
Cash payments	(58)	(75)	(133)
Non-cash charges (1)	(8)	(4)	(12)
Other (2)	—	7	7

Balance at December 31, 2003	19	201	220
Restructuring charges	(1)	4	3
Cash payments	(15)	(71)	(86)
Non-cash charges (1)	(2)	—	(2)
Other (2)	—	8	8

Balance at December 31, 2004	1	142	143
Restructuring charges	—	(6)	(6)
Cash payments	(1)	(42)	(43)
Non-cash charges (1)	—	(2)	(2)
Other (2)	—	14	14

Balance at December 31, 2005	$—	$106 (3)	$106

(1)	Primarily includes charges for officers’ stock-based compensation and write-downs of fixed assets.

(2)	Includes the reclassification of deferred rent amounts in 2005 and the accretion of facilities restructuring reserves in 2005, 2004, and 2003, which are initially recorded at net present value. Accretion expense is recorded in occupancy and equipment expense on the Company’s consolidated statement of income.

(3)	Includes $1 million, $52 million, and $53 million related to the Company’s 2003, 2002, and 2001 restructuring initiatives, respectively. The Company expects to substantially utilize the remaining facilities reduction reserve through cash payments for the net lease expense over the respective lease terms through 2017.

The actual costs of the remaining restructuring reserves related to these restructuring initiatives could differ from the estimated costs, depending primarily on the Company’s ability to sublease properties.

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

Following the sale, the Company did not have significant continuing involvement in the operations of the capital markets business and did not continue any significant revenue-producing or cost-generating activities of the capital markets business. Therefore, the results of operations, net of income taxes, and cash flows of SSCM have been presented as discontinued operations on the Company’s consolidated statements of income and of cash flows for all periods. In connection with the sale, the Company entered into eight-year order routing and execution services agreements with UBS for handling of Schwab’s equity and listed options order flow. The Company deferred $28 million of the purchase price, representing the fair value of these services agreements, to be recognized as revenue over the eight-year term on a straight-line basis. UBS generally executes equity and options orders without commission or other charges. Certain ongoing fees apply for orders that require special handling or entail additional costs, and such fees have been insignificant.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

The carrying amounts of SSCM assets and liabilities included as part of the sale were as follows:

October 29,	2004
Assets
Cash	$43
Securities owned	87
Goodwill	123
Other assets	53

Total assets	$306

Liabilities
Accrued expenses and other liabilities	$88

Total liabilities	$88

On January 31, 2003, the Company sold its United Kingdom brokerage subsidiary, CSE, to Barclays PLC. The results of the operations of CSE, net of income taxes, have been presented as discontinued operations on the Company’s consolidated statement of income.

The Company recorded a loss from discontinued operations, net of tax, of $5 million in 2005, which included a tax adjustment, facility exit costs, and severance costs for transitional employees associated with the Company’s sale of its capital markets business.

A summary of revenues and losses for discontinued operations is as follows:

	2004	2003
Revenues (1)	$226	$202
Loss on sale (2)	$88	$3
Total pre-tax loss (3)	$199	$6
After-tax losses	$128	$4

(1)	Includes revenues of $4 million in 2003 related to CSE.

(2)	Includes goodwill impairment charges of $95 million in 2004 for SSCM, based upon the negotiated terms of the sale.

(3)	Includes restructuring charges of $113 million and $17 million in 2004 and 2003, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

In addition to the restructuring reserves discussed above, the Company retained certain restructuring-related obligations following the sales of SSCM and CSE, and recorded reserves for severance, facilities leases and systems. A summary of the activity in these reserves is as follows:

	Workforce Reduction	Facilities Reduction	Total
Balance at December 31, 2002	$10	$3	$13
Restructuring charges (1)	5	12	17
Cash payments	(10)	—	(10)
Non-cash charges (2)	(1)	(3)	(4)

Balance at December 31, 2003	4	12	16
Restructuring charges (1)	75	38	113
Cash payments	(55)	(5)	(60)
Non-cash charges (2)	(1)	(7)	(8)

Balance at December 31, 2004	23	38	61
Restructuring charges (1)	1	1	2
Cash payments	(22)	(17)	(39)
Non-cash charges	(1)	—	(1)
Other (3)	—	2	2

Balance at December 31, 2005	$1 (4)	$24 (5)	$25

(1)	Included in loss from discontinued operations.

(2)	Primarily includes charges for officers’ stock-based compensation and write-downs of fixed assets.

(3)	Includes the reclassification of deferred rent amounts and the accretion of facilities restructuring reserves, which are initially recorded at net present value.

(4)	The Company expects to substantially utilize the remaining workforce reduction reserve through cash payments for severance pay and benefits over the respective severance periods through 2006.

(5)	The Company expects to substantially utilize the remaining facilities reduction reserve through cash payments for the net lease expense over the respective lease terms through 2015.

The Company also retained a liability for above-market lease rates for certain facilities leases expiring through 2011. This liability was recorded as part of the Company’s purchase accounting for the acquisition of SoundView Technology Group, Inc. (SoundView) in January 2004. The remaining liability was $20 million and $23 million at December 31, 2005 and 2004, respectively. The decrease in the liability balance was primarily due to cash payments of $4 million, partially offset by accretion of $1 million.

19.	Business Acquisitions and Divestitures

In January 2004, the Company completed its acquisition of SoundView for approximately $340 million, or $289 million net of SoundView’s cash and cash equivalents acquired. Additionally, the Company recorded securities owned of $93 million related to this acquisition. As a result of a purchase price allocation, the Company recorded goodwill of $194 million and intangible assets of $21 million related to this acquisition. On October 29, 2004, the Company completed the sale of SSCM, including all outstanding capital stock of SoundView.

In October 2003, U.S. Trust acquired State Street Corporation’s Private Asset Management group, a provider of wealth management services to clients in the New England area, for $365 million.

In June 2003, the Company sold its investment in Aitken Campbell, a market-making joint venture in the U.K., to the Company’s joint venture partner, TD Waterhouse Group, Inc. In 2003, the Company recorded pre-tax impairment charges of $5 million to reduce the carrying value of its investment. In 2003, the Company also recorded an income tax benefit of $16 million. The Company’s share of Aitken Campbell’s historical earnings, which was accounted for under the equity method, has not been material to the Company’s results of operations, EPS, or cash flows.

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

Federal Reserve Board policy provides that a bank holding company generally should not pay cash dividends unless its net income is sufficient to fully fund the dividends and the company’s prospective retained earnings appear to be sufficient to meet the capital needs, asset quality and overall financial condition of the holding company and its depository institution subsidiaries.

CSC’s primary depository institution subsidiaries are United States Trust Company of New York (U.S. Trust NY), U.S. Trust Company, National Association (U.S. Trust NA), and Schwab Bank. The operations and financial condition of CSC’s depository institution subsidiaries are subject to regulation and supervision and to various requirements and restrictions under federal and state law. Among other things, these requirements govern transactions with CSC and its non-depository institution subsidiaries, including loans and other extensions of credit, investments or asset purchases, dividends and investments. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. CSC, USTC, and their insured depository institution subsidiaries must meet regulatory capital guidelines adopted by the federal banking agencies. Under the Federal Deposit Insurance Act, the banking regulatory agencies are permitted or, in certain cases, required to take certain substantial restrictive actions with respect to institutions falling within one of the lowest three of five capital categories.

Under the Act, the Federal Reserve Board has established consolidated capital requirements for bank holding companies. CSC and USTC are subject to those guidelines. The Act prohibits the Federal Reserve Board from imposing capital requirements on functionally regulated non-depository institution subsidiaries of a financial holding company, such as broker-dealers and investment advisors.

To maintain its status as a financial holding company, each of CSC’s depository institution subsidiaries must be kept “well capitalized” and “well managed.” In addition, each of CSC’s insured depository institution subsidiaries must be rated “satisfactory” or better in meeting the Community Reinvestment Act of 1977 in order for CSC to engage in new financial activities or enter into certain acquisitions of companies engaged in financial activities. At December 31, 2005, CSC and its depository institution subsidiaries met all the above requirements.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

The regulatory capital and ratios of the Company, U.S. Trust, U.S. Trust NY, U.S. Trust NA, and Schwab Bank are as follows:

		2005		2004
December 31,		Amount	Ratio(1)	Amount	Ratio(1)
Tier 1 Capital:	Company	$3,586	15.3%	$3,485	17.5%
	U.S. Trust	$780	13.4%	$695	13.8%
	U.S. Trust NY	$450	9.9%	$390	10.1%
	U.S. Trust NA	$298	22.5%	$269	24.5%
	Schwab Bank	$553	21.4%	$370	22.7%

Total Capital:	Company	$3,617	15.5%	$3,513	17.7%
	U.S. Trust	$806	13.8%	$720	14.3%
	U.S. Trust NY	$472	10.4%	$412	10.7%
	U.S. Trust NA	$302	22.8%	$273	24.8%
	Schwab Bank	$556	21.5%	$371	22.8%

Leverage:	Company	$3,586	8.0%	$3,485	7.8%
	U.S. Trust	$780	7.7%	$695	7.6%
	U.S. Trust NY	$450	6.1%	$390	5.8%
	U.S. Trust NA	$298	9.4%	$269	9.6%
	Schwab Bank	$553	8.6%	$370	8.8%

(1)	Minimum tier 1 capital, total capital, and tier 1 leverage ratios are 4%, 8%, and 3%-5%, respectively, for bank holding companies and banks. Additionally, Schwab Bank is subject to a minimum tier 1 leverage ratio of 8% for its first three years of operations (i.e., through April 2006). Well-capitalized tier 1 capital, total capital, and tier 1 leverage ratios are 6%, 10%, and 5%, respectively.

Based on their respective regulatory capital ratios at December 31, 2005 and 2004, the Company, U.S. Trust, U.S. Trust NY, U.S. Trust NA, and Schwab Bank are considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events that management believes have changed the Company’s, U.S. Trust’s, U.S. Trust NY’s, U.S. Trust NA’s, or Schwab Bank’s well-capitalized status.

CSC’s depository institution subsidiaries are required, under federal regulations, to maintain reserve balances at the Federal Reserve Bank based on deposit levels. These amounts are included in cash and investments segregated and on deposit for federal or other regulatory purposes. The average balances were $97 million in 2005 and $94 million in 2004.

Schwab is subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule). Schwab computes net capital under the alternative method permitted by this Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. At December 31, 2005, 2% of aggregate debits was $227 million, which exceeded the minimum dollar requirement for Schwab of $250,000. At December 31, 2005, Schwab’s net capital was $1.1 billion (10% of aggregate debit balances), which was $916 million in excess of its minimum required net capital and $576 million in excess of 5% of aggregate debit balances. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

Schwab had portions of its cash and investments segregated for the exclusive benefit of clients at December 31, 2005, in accordance with applicable regulations.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

21.	Commitments and Contingent Liabilities

Operating leases and other commitments: The Company has noncancelable operating leases for office space and equipment. Future minimum rental commitments under these leases, net of committed subleases, at December 31, 2005 are as follows:

	Operating Leases (1)	Subleases (1)	Net
2006	$199	$(44)	$155
2007	186	(43)	143
2008	171	(40)	131
2009	157	(37)	120
2010	146	(34)	112
Thereafter	610	(159)	451

Total	$1,469	$(357)	$1,112

(1)	Amounts include facilities under the Company’s restructuring initiatives.

Certain leases contain provisions for renewal options, purchase options, and rent escalations based on increases in certain costs incurred by the lessor. Rent expense was $213 million in 2005, $262 million in 2004, and $300 million in 2003.

Purchase Obligations: At December 31, 2005, the Company has purchase obligations as follows, including $184 million which can be canceled by the Company without penalty.

2006	$216
2007	80
2008	54
2009	9
2010	6
Thereafter	25

Total	$390

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

The Company provides certain indemnifications (i.e., protection against damage or loss) to counterparties in connection with the disposition of certain of its assets. Such indemnifications typically relate to title to the assets transferred, ownership of intellectual property rights (e.g., patents), accuracy of financial statements, compliance with laws and regulations, failure to pay, satisfy or discharge any liability, or to defend claims, as well as errors, omissions, and misrepresentations. Additionally, the Company has guaranteed certain payments in the event of a termination of certain mutual fund sub-advisor agreements, related to the adoption of AXA Rosenberg LLC’s U.S. family of mutual funds, known as the Laudus Funds. These indemnification agreements have various expiration dates and the Company’s liability under these agreements is generally limited. At December 31, 2005, the Company’s maximum potential liability under the indemnification agreements with limits is approximately $185 million. The Company previously recorded a liability of approximately $30 million reflecting the estimated fair value of these indemnifications. The fair value of these indemnifications is not necessarily indicative of amounts that would be paid in the event a payment was required.

LOCs are conditional commitments issued by U.S. Trust to guarantee the performance of a client to a third party. For example, LOCs can be used to guarantee performance under lease and other agreements by professional business corporations and for other purposes. The credit risk involved in issuing LOCs is essentially the same as that involved in extending loans. LOCs are generally partially or fully collateralized by cash, marketable equity securities, marketable debt securities (including corporate and U.S. Treasury debt securities), and other assets. At December 31, 2005, U.S. Trust had LOCs outstanding totaling

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

$153 million which are short-term in nature and generally expire within one year. At December 31, 2005, the liability recorded for these LOCs is immaterial.

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company satisfies the margin requirements by arranging LOCs, in favor of the clearing houses, that are guaranteed by multiple banks. At December 31, 2005, the outstanding value of these LOCs totaled $630 million. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, that are guaranteed by multiple banks. At December 31, 2005, the outstanding value of these LOCs totaled $130 million. No funds were drawn under these LOCs at December 31, 2005.

The Company also provides guarantees to securities clearing houses and exchanges under their standard membership agreement, which requires members to guarantee the performance of other members. Under the agreement, if another member becomes unable to satisfy its obligations to the clearing houses and exchanges, other members would be required to meet shortfalls. The Company’s liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these arrangements is remote. Accordingly, no liability has been recognized for these transactions.

Legal contingencies: The Company and its affiliates have been named in various legal proceedings arising from the conduct of its business. Some of these legal actions include claims for substantial damages or unspecified damages. The Company believes it has strong defenses and is vigorously contesting such actions. The Company is also involved, from time to time, in investigations and proceedings by regulatory and other governmental agencies, which may result in adverse judgments, fines or penalties. It is inherently difficult to predict the outcome of these matters, particularly in cases in which claimants seek substantial or unspecified damages, or where investigations or proceedings are at an early stage, and the Company cannot predict with certainty the loss or range of loss that may be incurred from any potential judgment, settlement, or award. However, based on current information and consultation with counsel, management believes that the resolution of these matters will not have a material adverse impact on the financial condition or cash flows of the Company, although a judgment, settlement or award could be material to the Company’s operating results for a particular future period, depending on results for that period.

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

22.	Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk, or Market Risk

Securities lending: Through Schwab, the Company loans client securities temporarily to other brokers in connection with its securities lending activities. The Company receives cash as collateral for the securities loaned. Increases in security prices may cause the market value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company mitigates this risk by requiring credit approvals for counterparties, by monitoring the market value of securities loaned, and by requiring additional cash as collateral when necessary. The market value of Schwab’s client securities pledged in securities lending transactions to other broker-dealers was $1.1 billion and $1.2 billion at December 31, 2005 and 2004, respectively. Additionally, Schwab borrows securities from other broker-dealers to fulfill short sales of its clients. The market value of these borrowed securities was $474 million and $254 million at December 31, 2005 and 2004, respectively.

Client trade settlement: The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on settlement date, generally three business days after trade date. If clients do not fulfill their contractual obligations, the Company may incur

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

losses. The Company has established procedures to reduce this risk by requiring deposits from clients in excess of amounts prescribed by regulatory requirements for certain types of trades, and therefore the potential for Schwab to make payments under these client transactions is remote. Accordingly, no liability has been recognized for these transactions.

Margin lending: Schwab provides margin loans to its clients which are collateralized by securities in their brokerage accounts. Schwab may be liable for the margin requirement of its client margin securities transactions. As clients write options or sell securities short, the Company may incur losses if the clients do not fulfill their obligations and the collateral in client accounts is not sufficient to fully cover losses which clients may incur from these strategies. To mitigate this risk, the Company monitors required margin levels and clients are required to deposit additional collateral, or reduce positions, when necessary. Clients with margin loans have agreed to allow Schwab to pledge collateralized securities in their brokerage accounts in accordance with federal regulations. Schwab was allowed, under such regulations, to pledge securities with a market value of $14.9 billion and $13.8 billion at December 31, 2005 and 2004, respectively. The market value of Schwab’s client securities pledged to fulfill the short sales of its clients was $925 million and $1.2 billion at December 31, 2005 and 2004, respectively. The market value of Schwab’s client securities pledged to fulfill Schwab’s proprietary short sales was $22 million and $15 million at December 31, 2005 and 2004, respectively. Schwab has also pledged a portion of its securities owned in order to fulfill the short sales of clients and in connection with securities lending transactions to other broker-dealers. The market value of these pledged securities was $5 million and $8 million at December 31, 2005 and 2004, respectively. The Company may also pledge client securities to fulfill client margin requirements for open option contracts established with the OCC. The market value of these pledged securities to the OCC was $595 million and $365 million at December 31, 2005 and 2004, respectively.

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

Resale and repurchase agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty to the transaction does not purchase the securities held as collateral for the cash advanced and the market value of these securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a market value in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. At December 31, 2005 and 2004, the market value of collateral received in connection with resale agreements that is available to be repledged or sold was $8.4 billion and $13.4 billion, respectively. U.S. Trust may enter into repurchase agreements where it sells its fixed income securities with an agreement to repurchase the securities at a future specified date. At December 31, 2005, U.S. Trust did not have any of these agreements with third parties.

At both December 31, 2005 and 2004, financial instruments in the amount of $1.3 billion were pledged to secure public deposits, to qualify for fiduciary powers and for other purposes or as collateral for borrowings. At both December 31, 2005 and 2004, there was no collateral pledged under repurchase agreements that is available to be repledged or sold by the counterparties.

Concentration risk: The Company’s most significant concentration of risk is its exposure to securities issued or collateralized by the U.S. Government and its agencies (U.S. Government securities). The Company’s direct market risk exposure, primarily from investments in securities available for sale, amounted to $3.4 billion and $3.2 billion at December 31, 2005 and 2004, respectively. The Company maintains indirect exposure to U.S. Government securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government securities only in the event of the counterparty’s default on the resale agreements. U.S. Government securities held as collateral for resale agreements at December 31, 2005 and 2004 totaled $8.4 billion and $13.4 billion, respectively.

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

Credit-related financial instruments include firm commitments to extend credit (firm commitments) and LOCs. Firm commitments are legally binding agreements to lend to a client that generally have fixed expiration dates or other termination clauses, may require payment of a fee and are not secured by collateral until funds are advanced. Collateral held includes marketable securities, real estate mortgages or other assets. The majority of U.S. Trust and Schwab Bank’s firm commitments are related to mortgage lending to banking clients. Firm commitments totaled $3.2 billion and $2.2 billion at December 31, 2005 and 2004, respectively. LOCs outstanding at December 31, 2005 and 2004 amounted to $153 million and $66 million, respectively.

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

U.S. Trust uses LIBOR-based Swaps to hedge the interest rate risk associated with its variable rate deposits from banking clients and short-term borrowings. The Swaps are structured for U.S. Trust to receive a variable rate of interest and pay a fixed rate of interest. Information on these Swaps is summarized in the following table:

December 31,	2005	2004
Notional principal amount	$1,160	$625
Weighted-average variable interest rate	4.36%	2.39%
Weighted-average fixed interest rate	4.28%	4.25%
Weighted-average maturity (in years)	2.8	3.3

These Swaps have been designated as cash flow hedges under SFAS No. 133, with changes in their fair values primarily recorded in other comprehensive income (loss), a component of stockholders’ equity. At December 31, 2005, U.S. Trust recorded a derivative asset of $17 million and a derivative liability of $3 million related to these Swaps. At December 31, 2004, U.S. Trust recorded a derivative asset of $3 million and a derivative liability of $9 million for these Swaps. Based on current interest rate assumptions and assuming no additional Swap agreements are entered into, U.S. Trust expects to reclassify approximately $5 million, or $3 million after tax, from other comprehensive loss as a reduction to interest expense over the next twelve months.

CSC uses Swaps to effectively convert the interest rate characteristics of a portion of its Medium-Term Notes from fixed to variable. These Swaps are structured for CSC to receive a fixed rate of interest and pay a variable rate of interest based on the three-month LIBOR rate. The variable interest rates reset every three months. Information on these Swaps is summarized in the following table:

December 31,	2005	2004
Notional principal amount	$293	$293
Weighted-average variable interest rate	6.86%	4.85%
Weighted-average fixed interest rate	7.57%	7.57%
Weighted-average maturity (in years)	3.3	4.3

These Swaps have been designated as fair value hedges under SFAS No. 133, and are recorded on the Company’s consolidated balance sheet. Changes in fair value of the Swaps are completely offset by changes in fair value of the hedged Medium-Term Notes. Therefore, there is no effect on net income. At December 31, 2005 and 2004, CSC recorded a derivative asset of $2 million and $13 million, respectively, for these Swaps. Concurrently, the carrying value of the Medium-Term Notes was increased by $2 million and $13 million at December 31, 2005 and 2004, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Forward sale and interest rate lock commitments: Schwab Bank’s loans held for sale portfolio consists of fixed- and adjustable-rate mortgages, which are subject to a loss in value when market interest rates rise. Schwab Bank uses forward sale commitments to manage this risk. These forward sale commitments have been designated as cash flow hedging instruments of the loans held for sale. Accordingly, the fair values of these forward sale commitments are recorded on the Company’s consolidated balance sheet, with gains or losses recorded in other comprehensive income (loss). At both December 31, 2005 and December 31, 2004, the derivative asset and liability recorded by Schwab Bank for these forward sale commitments was immaterial.

Additionally, Schwab Bank uses forward sale commitments to hedge interest rate lock commitments issued on mortgage loans that will be held for sale. Schwab Bank considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely based on changes in market interest rates. Any changes in fair value of the interest rate lock commitments are completely offset by changes in fair value of the related forward sale commitments. Schwab Bank had interest rate lock commitments on mortgage loans to be held for sale with principal balances totaling approximately $112 million and $110 million at December 31, 2005 and December 31, 2004, respectively. At both December 31, 2005 and December 31, 2004, the derivative asset and liability recorded by Schwab Bank for these interest rate lock commitments and the related forward sale commitments was immaterial.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

23.	Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments are recorded at estimated fair value or amounts that approximate fair value. The carrying amounts (as recorded on the Company’s consolidated balance sheet) and estimated fair values of the Company’s financial instruments are as follows:

	2005		2004
December 31,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$2,330	$2,330	$2,778	$2,778
Cash and investments segregated	15,259	15,259	19,019	19,019
Securities owned	6,857	6,857	5,335	5,335
Receivables from brokers, dealers and clearing organizations	820	820	482	482
Receivables from brokerage clients – net	10,780	10,780	9,841	9,841
Loans to banking clients – net	8,506	8,342	6,822	6,651
Loans held for sale	17	17	20	20
Swaps	19	19	16	16

Total	$44,588	$44,424	$44,313	$44,142

Financial Liabilities:
Deposits from banking clients	$14,108	$14,108	$11,118	$11,118
Drafts payable	225	225	363	363
Payables to brokers, dealers and clearing organizations	1,294	1,294	1,468	1,468
Payables to brokerage clients	24,700	24,700	27,154	27,154
Accrued expenses and other liabilities, excluding interest rate swap agreements	1,385	1,385	1,387	1,387
Swaps	3	3	9	9
Short-term borrowings	672	672	663	663
Long-term debt	514	537	585	618

Total	$42,901	$42,924	$42,747	$42,780

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

Loans to banking clients: The fair value of the Company’s loans are estimated using discounted contractual cash flows adjusted for current prepayment estimates. The discount rates used are based on the interest rates charged to current clients for comparable loans.

Loans held for sale: The fair value of the Company’s loans held for sale are estimated using the quoted market prices for securities backed by similar types of loans.

Swaps: The fair value of the Company’s Swaps are estimated by obtaining quotes from dealers and third-party pricing services.

Long-term debt: A portion of the Company’s long-term debt has been adjusted for changes in the fair value of Swaps. The fair value of the Company’s long-term debt is estimated using third-party pricing services and discounted cash flow analyses utilizing discount rates currently available for similar instruments.

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

December 31, 2005, 28% of these commitments mature within one year. The fair value of firm commitments and LOCs are estimated based on fees charged to enter into similar agreements, considering the creditworthiness of the counterparties. The Company has reviewed the unfunded portion of its firm commitments as well as its LOCs and determined that the fair values of these instruments were immaterial at December 31, 2005 and 2004.

24.	Segment Information

Segments are defined as components of a company in which separate financial information is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company structures its segments according to its various types of clients and the services provided to those clients. These segments have been aggregated, based on similarities in economic characteristics, types of clients, services provided, distribution channels, and regulatory environment, into three reportable segments — Schwab Investor Services, Schwab Institutional, and U.S. Trust.

The Schwab Investor Services segment includes the Company’s retail brokerage and banking operations, as well as the division that serves company 401(k) plan sponsors and third-party administrators and supports company stock option plans. The Schwab Institutional segment provides custodial, trading, and support services to independent investment advisors. The U.S. Trust segment provides investment, wealth management, custody, fiduciary, and private banking services to individual and institutional clients.

The accounting policies of the segments are the same as those described in note “2 – Significant Accounting Policies.” Financial information for the Company’s reportable segments is presented in the following table. For the computation of its segment information, the Company utilizes an activity-based costing model to allocate traditional income statement line item expenses (e.g., compensation and benefits, depreciation, and professional services) to the business activities driving segment expenses (e.g., client service, opening new accounts, or business development). In the first quarter of 2005, the Company refined its activity-based costing model related to its allocation of certain support costs (e.g., corporate and general administrative expenses), which reduced costs allocated to the U.S. Trust segment and increased costs allocated to the remaining segments. As a result of organizational and related business changes in the fourth quarter of 2005 to integrate the Corporate and Retirement Services business with Schwab Investor Services (formerly called Individual Investor), the Corporate and Retirement Services business, which was historically aggregated within the Schwab Institutional segment (formerly called Institutional Investor), has been aggregated within the Schwab Investor Services segment. Previously-reported segment information has been revised to reflect these changes. As a result of the Company’s exit from the capital markets business in 2004, the previously-reported Capital Markets segment has been eliminated.

The Company evaluates the performance of its segments on a pre-tax basis excluding items such as restructuring charges, impairment charges, discontinued operations, and extraordinary items. Segment assets are not disclosed because the balances are not used for evaluating segment performance and deciding how to allocate resources to segments. However, capital expenditures are used in evaluating segment performance and are therefore disclosed. Intersegment revenues, defined as revenues from transactions with other segments within the Company, are not material and are therefore not disclosed. Capital expenditures are reported gross, as opposed to net of proceeds from the sale of fixed assets.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

	2005	2004	2003
Revenues
Schwab Investor Services	$2,742	$2,615	$2,517
Schwab Institutional	803	725	670
U.S. Trust	832	773	629
Unallocated and other (1)	87	89	80

Total	$4,464	$4,202	$3,896

Net interest revenue
Schwab Investor Services	$903	$630	$460
Schwab Institutional	134	92	81
U.S. Trust	220	212	186
Unallocated and other	—	2	1

Total	$1,257	$936	$728

Income from continuing operations before taxes on income:
Schwab Investor Services	$758	$476	$433
Schwab Institutional	317	279	305
U.S. Trust (2)	103	69	40
Unallocated and other (3)	7	(179)	(61)

Income from continuing operations before taxes on income	1,185	645	717
Taxes on income	(455)	(231)	(241)
Loss from discontinued operations, net of tax	(5)	(128)	(4)

Net Income	$725	$286	$472

Capital expenditures
Schwab Investor Services	$75	$150	$102
Schwab Institutional	18	24	23
U.S. Trust	23	20	19
Unallocated and other	4	4	3

Total	$120	$198	$147

Depreciation and amortization
Schwab Investor Services	$145	$156	$202
Schwab Institutional	29	27	36
U.S. Trust	33	41	36
Unallocated and other	1	2	3

Total	$208	$226	$277

(1)	Includes mutual fund clearing services revenues, and gains (losses) on investments.

(2)	Amounts include costs (e.g., corporate and general administrative expenses) of $49 million, $47 million, and $56 million in 2005, 2004, and 2003, respectively, allocated to U.S. Trust.

(3)	Includes pre-tax restructuring charges of $17 million, $214 million, and $76 million in 2005, 2004, and 2003, respectively, a pre-tax gain on an investment of $14 million and $17 million in 2004 and 2003, respectively, and an impairment charge of $5 million in 2003.

Fees received from Schwab’s proprietary mutual funds represented approximately 20% of the Company’s consolidated revenues in 2005, 21% in 2004, and 23% in 2003. Except for Schwab’s proprietary mutual funds, which are considered a single client for purposes of this computation, no single client accounted for more than 10% of the Company’s consolidated revenues in 2005, 2004, or 2003. Substantially all of the Company’s revenues and assets are attributed to or located in the U.S. The percentage of Schwab’s total client accounts located in California was approximately 25%, 26%, and 27% at December 31, 2005, 2004, and 2003, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Revenues categorized by similar products and services are shown in the following table:

	2005	2004	2003
Mutual fund service fees	$1,414	$1,305	$1,216
Investment management and trust fees	645	542	379
Other asset management and administration fees	210	244	237
Interest revenue:
Margin loans to clients	654	454	347
Investments, client-related	522	293	284
Loans to banking clients	380	275	230
Securities available for sale	228	139	74
Other	160	52	33
Interest expense	(687)	(277)	(240)
Commissions	694	936	1,097
Principal transactions	85	89	93
Other	159	150	146

Total	$4,464	$4,202	$3,896

25. Supplemental Cash Flow Information

	2005	2004	2003
Income taxes paid	$390	$153	$255

Interest paid:
Brokerage client cash balances	$376	$112	$77
Deposits from banking clients	212	106	91
Short-term borrowings	35	15	15
Long-term debt	27	30	37
Other	16	9	19

Total interest paid	$666	$272	$239

Non-cash investing and financing activities:
Consolidation of a Trust: (1)
Building and land	—	—	$229
Note payable and other liabilities	—	—	$228
Common stock and options issued for purchases of businesses	—	$3	$4
Treasury Stock (2)	$9	$18	—
Securities available for sale (2)	—	—	$93

(1)	Upon adoption of FIN No. 46 in the first quarter 2003, the Company consolidated a Trust.

(2)	Amount purchased during the period, but settled after period end.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

26.	The Charles Schwab Corporation – Parent Company Only Financial Statements (Unconsolidated)

Condensed Statement of Income

	2005	2004	2003
Interest revenue	$37	$26	$28
Interest expense	(27)	(18)	(27)

Net interest revenue	10	8	1
Other revenues (losses)	3	(8)	(2)
Restructuring credit (charges)	—	2	(25)
Other expenses	(12)	(16)	(26)

Income (loss) before income tax benefit and equity in earnings of subsidiaries	1	(14)	(52)
Income tax benefit	5	5	27

Income (loss) from continuing operations before equity in earnings of subsidiaries	6	(9)	(25)
Equity in earnings of subsidiaries:
Equity in undistributed earnings/ (distributions in excess of earnings) of subsidiaries	(94)	80	22
Dividends paid by non-banking subsidiaries	818	333	479
Dividends paid by banking subsidiaries	—	10	—
Equity in discontinued operations of subsidiaries	(5)	(128)	(4)

Total	719	295	497

Net Income	$725	$286	$472

Condensed Balance Sheet

December 31,	2005	2004
Assets
Cash and cash equivalents	$553	$693
Securities owned – at market value	75	80
Intercompany receivables	7	11
Loans to non-banking subsidiaries	220	220
Loans to banking subsidiaries	30	30
Investments in non-banking subsidiaries, at equity	2,299	2,622
Investments in banking subsidiaries, at equity	1,771	1,538
Other assets	116	139

Total	$5,071	$5,333

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$228	$281
Intercompany payables	61	267
Long-term debt	332	399

Total liabilities	621	947

Stockholders’ equity	4,450	4,386

Total	$5,071	$5,333

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Condensed Statement of Cash Flows

	2005	2004	2003
Cash Flows from Operating Activities
Net income	$725	$286	$472
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of earnings/ (equity in undistributed earnings) of subsidiaries	94	(80)	(22)
Equity in discontinued operations of subsidiaries	5	128	4
Other	7	(7)	(7)
Net change in:
Other assets	10	6	9
Accrued expenses and other liabilities	(51)	26	24

Net cash provided by operating activities	790	359	480

Cash Flows from Investing Activities
Advances to subsidiaries	(120)	(230)	(100)
Repayments from subsidiaries	120	245	116
Change in net intercompany receivables	(146)	7	23
Increase in investments in subsidiaries	(33)	(20)	(643)
Cash payments for business combinations and investments, net of cash received	3	(1)	(25)
Proceeds from sale of subsidiary	—	271	—
Net cash used for discontinued operations	—	(183)	—

Net cash provided by (used for) investing activities	(176)	89	(629)

Cash Flows from Financing Activities
Repayment of loans from subsidiaries	—	(24)	—
Repayment of long-term debt	(56)	(80)	(100)
Dividends paid	(116)	(101)	(68)
Purchase of treasury stock	(697)	(365)	(32)
Proceeds from stock options exercised and other	115	51	34

Net cash used for financing activities	(754)	(519)	(166)

Decrease in Cash and Cash Equivalents	(140)	(71)	(315)
Cash and Cash Equivalents at Beginning of Year	693	764	1,079

Cash and Cash Equivalents at End of Year	$553	$693	$764

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

27.	Quarterly Financial Information (Unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year Ended December 31, 2005:
Revenues	$1,180	$1,138	$1,087	$1,059
Expenses, Excluding Interest	$873	$809	$784	$813
Net Income	$187	$207	$186	$145
Weighted Average Common Shares – Diluted	1,298	1,308	1,314	1,326
Basic Earnings Per Share (1)	$.15	$.16	$.14	$.11
Diluted Earnings Per Share (1)	$.14	$.16	$.14	$.11
Dividends Declared Per Common Share	$.025	$.022	$.022	$.020
Range of Common Stock Price Per Share:
High	$16.00	$14.50	$11.83	$11.66
Low	$13.04	$11.33	$9.87	$10.01
Range of Price/Earnings Ratio (2):
High	29	32	46	58
Low	24	25	38	50

Year Ended December 31, 2004:
Revenues	$1,060	$1,000	$1,034	$1,108
Expenses, Excluding Interest	$900	$928	$865	$864
Net Income (Loss)	$53	$(41)	$113	$161
Weighted Average Common Shares – Diluted	1,348	1,364	1,373	1,375
Basic Earnings (Loss) Per Share (1)	$.04	$(.03)	$.08	$.12
Diluted Earnings (Loss) Per Share (1)	$.04	$(.03)	$.08	$.12
Dividends Declared Per Common Share	$.020	$.020	$.020	$.014
Range of Common Stock Price Per Share:
High	$12.03	$10.03	$11.93	$13.76
Low	$8.47	$8.30	$9.05	$10.74
Range of Price/Earnings Ratio (2):
High	57	36	30	34
Low	40	30	23	26

(1)	Both basic and diluted earnings per share include loss from discontinued operations.

(2)	Price/earnings ratio is computed by dividing the high and low market prices by diluted earnings per share for the 12-month period ended on the last day of the quarter presented.

THE CHARLES SCHWAB CORPORATION

Management’s Report on Internal Control Over Financial Reporting

Management of The Charles Schwab Corporation, together with its subsidiaries (the Company), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2005, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2005.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the following page.

/s/ Charles R. Schwab
Charles R. Schwab
Chairman and Chief Executive Officer
February 23, 2006

/s/ Christopher V. Dodds
Christopher V. Dodds
Executive Vice President and Chief Financial Officer
February 23, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Charles Schwab Corporation:

We have audited the accompanying consolidated balance sheets of The Charles Schwab Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule of the Company on page F-2. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/Deloitte & Touche LLP
San Francisco, California
February 23, 2006

THE CHARLES SCHWAB CORPORATION

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in “Item 8 – Financial Statements and Supplementary Data.”

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information relating to directors of CSC required to be furnished pursuant to this item is incorporated by reference from portions of the Company’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 28, 2006 (the Proxy Statement) under “The Board of Directors – Members of the Board of Directors,” “The Board of Directors – Board and Committee Meetings,” “The Board of Directors – Director Nominations,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company’s Code of Conduct and Business Ethics, applicable to directors and all employees, including senior financial officers, is available on the Company’s website at www.aboutschwab.com/corpgov. If the Company makes any amendments to or grants any waivers from its Code of Conduct and Business Ethics which are required to be disclosed pursuant to the Securities Exchange Act of 1934, the Company will make such disclosures on this website.

Executive Officers of the Registrant

The following table provides certain information about the executive officers who are currently members of CSC’s Policy Committee.

THE CHARLES SCHWAB CORPORATION

Executive Officers of the Registrant and

Members of CSC’s Policy Committee

Name	Age	Title

Charles R. Schwab	68	Chairman, Chief Executive Officer, and Director

Walter W. Bettinger	45	Executive Vice President and President – Schwab Investor Services

Christopher V. Dodds	46	Executive Vice President and Chief Financial Officer

Carrie E. Dwyer	55	Executive Vice President, General Counsel and Corporate Secretary

Jan Hier-King	51	Executive Vice President – Human Resources

Deborah D. McWhinney	50	Executive Vice President and President – Schwab Institutional

Randall W. Merk	51	Executive Vice President and President – Schwab Financial Products

Rebecca Saeger	50	Executive Vice President – Brand Management and Marketing Communications

Gideon Sasson	50	Executive Vice President and Chief Information Officer

Peter K. Scatturo	45	Executive Vice President of CSC and Chief Executive Officer –USTC

Mr. Schwab has been Chairman and a director of CSC since its incorporation in 1986. Effective July 2004, CSC’s Board of Directors appointed Mr. Schwab as Chief Executive Officer of CSC. Mr. Schwab was Co-Chief Executive Officer of CSC from 1998 to 2003, and Chief Executive Officer of CSC from 1986 to 1997. Mr. Schwab was a founder of Schwab in 1971, its Chairman since 1978, and its Chief Executive Officer since July 2004. Mr. Schwab is currently a director of USTC and its principal subsidiary, U.S. Trust NY. Mr. Schwab is also Chairman of Schwab Bank and is a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust, and Schwab Annuity Portfolios, all registered investment companies.

Mr. Bettinger has been Executive Vice President and President – Schwab Investor Services (formerly the Individual Investor Enterprise) of CSC and Schwab since November 2005. He served as Executive Vice President and Chief Operating Officer – Individual Investor Enterprise of CSC and Schwab from June 2004 until November 2005, Executive Vice President and President – Corporate Services of Schwab from 2002 until June 2004, and Executive Vice President and President – Retirement Plan Services of Schwab from 2000 to 2002. Mr. Bettinger joined Schwab in 1995.

Mr. Dodds has been Chief Financial Officer of CSC and Schwab since 1999 and Executive Vice President of CSC and Schwab since 1998. Mr. Dodds was Corporate Controller of Schwab from 1997 to 1999 and Corporate Treasurer of Schwab from 1993 to 1997. Mr. Dodds joined Schwab in 1986. Mr. Dodds is currently a director of USTC and its principal subsidiary, U.S. Trust NY.

Ms. Dwyer has been Executive Vice President, General Counsel and Corporate Secretary of CSC and Executive Vice President – Corporate Oversight of Schwab since 1996. Ms. Dwyer joined Schwab in 1996.

THE CHARLES SCHWAB CORPORATION

Ms. Hier-King has been Executive Vice President – Human Resources of CSC and Schwab since July 2004. She served as Senior Vice President of Human Resources of Schwab from 2002 until July 2004. Ms. Hier-King joined Schwab in 1994 as Senior Vice President – Technology and served in that role until 2002.

Ms. McWhinney has been Executive Vice President and President – Schwab Institutional of CSC and Schwab since 2001 when she joined Schwab. Prior to joining Schwab, Ms. McWhinney was Group President for Engage Media Services from 1999 to 2001. Ms. McWhinney is currently a director of SIPC and serves as Executive Advisor of Hitachi Data Systems.

Mr. Merk has been Executive Vice President and President – Schwab Financial Products of CSC and Schwab since January 2006. He served as Executive Vice President and President – Asset Management Products and Services of CSC from December 2004 until April 2005, and as Executive Vice President and President – Asset Management Products and Services of Schwab from December 2004 until January 2006. Mr. Merk Joined Schwab in 2002 as Executive Vice President and President – Investment Management of Schwab and served in that role until December 2004. Prior to joining Schwab, Mr. Merk was Chief Investment Officer – Fixed Income for American Century from 1998 to 2001, and President and Chief Investment Officer for American Century from 2001 to 2002. Mr. Merk was appointed to CSC’s Policy Committee effective January 26, 2006.

Ms. Saeger has been Executive Vice President – Brand Management and Marketing Communications of Schwab since joining the Company in March 2004. She has served as Executive Vice President – Brand Management and Marketing Communications of CSC since December 2004. Prior to joining Schwab, Ms. Saeger was Executive Vice President of Brand Marketing for Visa USA from 1997 to 2004. Ms. Saeger is currently a director of the Association of National Advertisers.

Mr. Sasson has been Executive Vice President and Chief Information Officer of CSC and Schwab since June 2004. He served as Executive Vice President and President – Active Trader of Schwab from 2001 until June 2004, and Executive Vice President and President – Electronic Brokerage of Schwab from 1997 to 2001. Mr. Sasson joined Schwab in 1995.

Mr. Scaturro has been Executive Vice President of CSC and Chief Executive Officer of USTC since May 2005. Prior to joining USTC, Mr. Scaturro was the Chief Executive Officer of The Citigroup Private Bank from 1999 to 2004, and a member of Citigroup’s Management Committee from 2002 to 2004. Mr. Scaturro is currently a director of the Foreign Policy Association and is a member of the Economic Club of New York and the Council on Foreign Relations.

Item 11.	Executive Compensation

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under “The Board of Directors – Compensation Committee Interlocks and Insider Participation,” “– Director Compensation,” “Executive Compensation – Summary Compensation Table,” “– Options Granted in Last Fiscal Year,” “– Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” “– Long-Term Incentive Plan – Awards in Last Fiscal Year,” “Exhibit C – Description of Charles R. Schwab’s Employment and License Agreements,” “Exhibit D – Description of William L. Atwell’s Separation Agreement,” and “Exhibit E – Description of Alan J. Weber’s Separation Agreement.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under “Principal Stockholders,” “Executive Compensation – Securities Authorized for Issuance Under Equity Compensation Plans,” and “– Material Features of Employee Stock Incentive Plan.”

THE CHARLES SCHWAB CORPORATION

Item 13.	Certain Relationships and Related Transactions

The information required to be furnished pursuant to this item is incorporated by reference from a portion of the Proxy Statement under “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required to be furnished pursuant to this item is incorporated by reference from a portion of the Proxy Statement under “Auditing Information – Auditor Selection and Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a) Documents filed as part of this Report

1. Financial Statements

The financial statements and independent auditors’ report are included in “Item 8 – Financial Statements and Supplementary Data” and are listed below:

2. Financial Statement Schedule

The financial statement schedule required to be furnished pursuant to this item is listed in the accompanying index appearing on page F-1.

(b) Exhibits

The exhibits listed below are filed as part of this annual report on Form 10-K.

Exhibit Number	Exhibit

1.3	The Charles Schwab Corporation Medium-Term Notes Distribution Agreement filed as Exhibit 1.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

3.11	Fifth Restated Certificate of Incorporation, effective May 7, 2001, of the Registrant (supersedes Exhibit 3.10), filed as Exhibit 3.11 to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

3.12	Third Restated Bylaws, as amended on May 9, 2003, of the Registrant (supersedes Exhibit 3.9), filed as Exhibit 3.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

4.2	Neither the Registrant nor its subsidiaries are parties to any instrument with respect to long-term debt for which securities authorized thereunder exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be provided to the SEC upon request.

10.4	Form of Release Agreement dated as of March 31, 1987 among BAC, Registrant, Schwab Holdings, Inc., Charles Schwab & Co., Inc. and former shareholders of Schwab Holdings, Inc.	(1)

10.57	Registration Rights and Stock Restriction Agreement, dated as of March 31, 1987, between the Registrant and the holders of the Common Stock, filed as Exhibit 4.23 to Registrant’s Registration Statement No. 33-16192 on Form S-1 and incorporated herein by reference.

10.72	Restatement of Assignment and License, as amended January 25, 1988, among Charles Schwab & Co., Inc., Charles R. Schwab and the Registrant, filed as Exhibit 10.72 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.87	Trust Agreement under the Charles Schwab Profit Sharing and Employee Stock Ownership Plan, effective November 1, 1990, dated October 25, 1990.	(5)

10.101	First Amendment to the Trust Agreement under the Charles Schwab Profit Sharing and Employee Stock Ownership Plan, effective January 1, 1992, dated December 20, 1991, filed as Exhibit 10.101 to the Registrant’s Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.	(5)

10.116	Second Amendment to the Trust Agreement for the Charles Schwab Profit Sharing and Employee Stock Ownership Plan effective July 1, 1992, dated June 30, 1992, filed as Exhibit 10.116 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.	(5)

10.169	Third Amendment to the Trust Agreement for the Charles Schwab Profit Sharing and Employee Stock Ownership Plan effective January 1, 1996, dated May 8, 1996 filed as Exhibit 10.169 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.	(5)

10.202	Fourth Amendment to the Trust Agreement for the Charles Schwab Profit Sharing and Employee Stock Ownership Plan effective January 1, 1998, filed as Exhibit 10.202 to the Registrant’s Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.	(5)

10.226	The Charles Schwab Corporation Employee Stock Incentive Plan, restated and amended as of September 20, 2001 (supersedes Exhibit 10.190), filed as Exhibit 10.226 to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.	(5)

10.240	The Charles Schwab Corporation Corporate Executive Bonus Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 13, 2002 (supersedes Exhibit 10.212), filed as Exhibit 10.240 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.	(5)

10.242	The Charles Schwab Corporation 1987 Stock Option Plan, amended and restated as of September 25, 2002, with form of Non-Qualified Stock Option Agreement attached (supersedes Exhibit 10.222), filed as Exhibit 10.242 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.	(5)

10.243	The Charles Schwab Corporation 1987 Executive Officer Stock Option Plan, amended and restated as of September 25, 2002, with form of Non-Qualified Stock Option Agreement attached (supersedes Exhibit 10.223), filed as Exhibit 10.243 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.	(5)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.244	The Charles Schwab Corporation 1992 Stock Incentive Plan, amended and restated as of September 25, 2002 (supersedes Exhibit 10.224), filed as Exhibit 10.244 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.	(5)

10.251	The Charles Schwab Corporation 2001 Stock Incentive Plan, restated to include amendments through May 2003 (supersedes Exhibit 10.248), filed as Exhibit 10.251 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.	(5)

10.252	The Charles Schwab Corporation Long-Term Incentive Plan, filed as Exhibit 10.252 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.	(5)

10.253	Employment Agreement dated as of March 31, 2003 between the Registrant and Charles R. Schwab (supersedes Exhibit 10.149), filed as Exhibit 10.253 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.	(5)

10.258	Credit Agreement (364-Day Commitment) dated as of June 18, 2004 between the Registrant and the financial institutions listed therein (supersedes Exhibit 10.255), filed as Exhibit 10.258 in the Registrant’s Form 10-Q for the quarter ended June 30, 2004 and incorporated therein by reference.

10.259	The Charles Schwab Corporation 2004 Stock Incentive Plan, approved at the Annual Meeting of Stockholders on May 17, 2004, filed as Exhibit 10.259 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.	(5)

10.260	The Charles Schwab Severance Pay Plan, restated as of September 14, 2004 (supersedes Exhibit 10.254), filed as Exhibit 10.260 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and, incorporated herein by reference.	(5)

10.261	Purchase Agreement by and among The Charles Schwab Corporation, CS Capital Markets and Co., Schwab Associates and Co., UBS Securities LLC, and UBS Americas Inc., dated as of August 31, 2004, filed as Exhibit 10.261 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.	(4)

10.262	Equities Order Handling Agreement dated October 29, 2004 by and among UBS Securities LLC, Schwab Capital Markets L.P., Charles Schwab & Co., Inc., and The Charles Schwab Corporation, filed as Exhibit 10.262 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.	(4)

10.264	The Charles Schwab Corporation Deferred Compensation Plan II, effective December 9, 2004, filed as Exhibit 10.264 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(5)

10.265	The Charles Schwab Corporation Directors’ Deferred Compensation Plan II, effective December 9, 2004, filed as Exhibit 10.265 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(5)

10.266	Form of Notice and Restricted Stock Agreement for Non-Employee Directors Under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.266 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(5)

10.267	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors Under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.267 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(5)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.268	Form of Notice and Stock Option Agreement for Non-Employee Directors Under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.268 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(5)

10.269	Form of Notice and Non-Qualified Stock Option Agreement Under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.269 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(5)

10.270	Form of Notice and Restricted Stock Agreement Under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.270 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(5)

10.271	The Charles Schwab Corporation Directors’ Deferred Compensation Plan, as amended through December 8, 2004 (supersedes Exhibit 10.215), filed as Exhibit 10.271 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(5)

10.272	The Charles Schwab Corporation Deferred Compensation Plan, as amended through December 8, 2004 (supersedes Exhibit 10.257), filed as Exhibit 10.272 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(5)

10.274	Summary of Director Compensation, filed as Exhibit 10.274 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference	(5)

10.275	Peter K. Scaturro Offer Letter, filed as Exhibit 10.275 to the Registrant’s Form 8-K dated May 19, 2005 and incorporated herein by reference.	(5)

10.276	Credit Agreement (364-Day Commitment) dated as of June 17, 2005 between the Registrant and the financial institutions listed therein (supersedes Exhibit 10.258), filed as Exhibit 10.276 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

10.277	The Charles Schwab Corporation Corporate Executive Bonus Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 19, 2005 (supersedes Exhibit 10.240), filed as Exhibit 10.277 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference.	(5)

10.278	The Charles Schwab Corporation 2004 Stock Incentive Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 19, 2005 (supersedes Exhibit 10.259), filed as Exhibit 10.278 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference.	(5)

10.279	Separation Agreement by and between Alan J. Weber and The Charles Schwab Corporation and U.S. Trust Corporation, dated May 23, 2005, filed as Exhibit 10.279 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.	(5)

10.280	Form of Notice and Restricted Stock Agreement for Peter K. Scaturro under The Charles Schwab Corporation 2004 Stock Incentive Plan dated May 19, 2005, filed as Exhibit 10.280 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.	(3)

10.281	Form of Notice and Stock Option Grant for Peter K. Scaturro under The Charles Schwab Corporation 2004 Stock Incentive Plan, dated May 19, 2005, filed as Exhibit 10.281 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.	(5)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.282	Form of Notice and Premium-Priced Stock Option Agreement under The Charles Schwab Corporation 2004 Stock Incentive plan, filed as Exhibit 10.282 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.	(5)

10.283	Separation Agreement by and between William L. Atwell and The Charles Schwab Corporation and Charles Schwab & Co., Inc., dated November 29, 2005.	(5)

10.284	The Charles Schwab Severance Pay Plan, as Amended and Restated Effective January 1, 2006, including Amendment Numbers 1 and 2 (supersedes Exhibit 10.260).	(5)

10.285	Amendment to The Charles Schwab Corporation Long Term Incentive Plan	(5)

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

(1)	Incorporated by reference to the identically-numbered exhibit to Registrant’s Registration Statement No. 33-16192 on Form S-1, as amended and declared effective on September 22, 1987.

(2)	Furnished as an exhibit to this annual report on Form 10-K.

(3)	Confidential treatment has been requested for certain portions of this exhibit.

(4)	Confidential treatment has been granted for portions of this exhibit.

(5)	Management contract or compensatory plan.

THE CHARLES SCHWAB CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2006.

THE CHARLES SCHWAB CORPORATION
(Registrant)

BY:	/s/ Charles R. Schwab
Charles R. Schwab Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 23, 2006.

Signature / Title	Signature / Title

/s/ Charles R. Schwab	/s/ Christopher V. Dodds
Charles R. Schwab, Chairman and Chief Executive Officer	Christopher V. Dodds, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ William F. Aldinger III	/s/ Nancy H. Bechtle
William F. Aldinger III, Director	Nancy H. Bechtle, Director

/s/ C. Preston Butcher	/s/ Donald G. Fisher
C. Preston Butcher, Director	Donald G. Fisher, Director

/s/ Frank C. Herringer	/s/ Marjorie Magner
Frank C. Herringer, Director	Marjorie Magner, Director

/s/ Stephen T. McLin	/s/ Paula A. Sneed
Stephen T. McLin, Director	Paula A. Sneed, Director

/s/ Roger O. Walther	/s/ Robert N. Wilson
Roger O. Walther, Director	Robert N. Wilson, Director

/s/ David B. Yoffie
David B. Yoffie, Director

THE CHARLES SCHWAB CORPORATION

Index to Financial Statement Schedule

Page
Schedule II - Valuation and Qualifying Accounts	F-2

Combined Supplemental Financial Data for U.S. Trust Corporation and Charles Schwab Bank, N.A. (Unaudited)	F-3 – F-8

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the Company’s consolidated financial statements and notes in “Item 8 – Financial Statements and Supplementary Data.”

THE CHARLES SCHWAB CORPORATION

SCHEDULE II

Valuation and Qualifying Accounts

(In millions)

Description	Balance at Beginning of Year	Additions		Written off	Balance at End of Year
		Charged to Expense	Other (1)
For the year ended December 31, 2005:
Allowance for doubtful accounts of brokerage clients (2)	$1	$7	—	$(6)	$2

For the year ended December 31, 2004:
Allowance for doubtful accounts of brokerage clients (2)	$2	$1	—	$(2)	$1

For the year ended December 31, 2003:
Allowance for doubtful accounts of brokerage clients (2)	$4	$1	—	$(3)	$2

(1)	Represents collections of previously written-off accounts.

(2)	Excludes banking-related valuation and qualifying accounts. See “Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 5. Loans to Banking Clients and Related Allowance for Credit Losses.”

THE CHARLES SCHWAB CORPORATION

Combined Supplemental Financial Data for U.S. Trust Corporation and Charles Schwab Bank, N.A. (Unaudited)

(Dollars in Millions)

The following supplemental financial data is presented in accordance with the Securities Exchange Act of 1934, Industry Guide 3 – Statistical Disclosure by Bank Holding Companies. The accompanying unaudited financial information includes U.S. Trust Corporation (U.S. Trust) and Charles Schwab Bank, N.A. (Schwab Bank), which are subsidiaries of The Charles Schwab Corporation. U.S. Trust is a wealth management firm that also provides fiduciary and private banking services. Schwab Bank is a retail bank which commenced operations in April 2003.

1.	Analysis of Change in Net Interest Revenue

An analysis of the year-to-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate, on a taxable equivalent basis, is as follows:

	2005 Compared to 2004 Increase (Decrease) Due to Change in:			2004 Compared to 2003 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest-earning assets:
Cash Equivalents	$13	$26	$39	$2	$1	$3
Securities available for sale (1):
U.S. Treasury securities	—	2	2	(2)	(3)	(5)
U.S. Government agencies and collateralized mortgage obligations (2)	53	36	89	70	3	73
State and municipal obligations	(4)	—	(4)	(5)	—	(5)

Total securities available for sale	49	38	87	63	—	63
Loans to banking clients (3)	41	64	105	58	(13)	45
Other interest-earning assets	(17)	4	(13)	8	2	10

Total interest-earning assets	86	132	218	131	(10)	121

Interest-bearing sources of funds:

Interest-bearing banking deposits	24	90	114	34	(23)	11
Short-term borrowings	—	13	13	(2)	6	4
Long-term debt	2	—	2	41	(27)	14

Total sources on which interest is paid	26	103	129	73	(44)	29

Change in net interest revenue-taxable equivalent basis	$60	$29	$89	$58	$34	$92

Tax equivalent adjustment			2			2
Provision for credit loss			(1)			2

Change in net interest revenue			$90			$96

Changes that are not due solely to volume or rate have been allocated to rate.

(1)	The average balance and average rate for securities available for sale have been calculated using their amortized cost.

(2)	Includes collateralized mortgage obligations securities issued by agencies including GNMA, FNMA and FHLMC.

(3)	Includes average principal balances of non-accrual and reduced rate loans.

THE CHARLES SCHWAB CORPORATION

Combined Supplemental Financial Data for U.S. Trust Corporation and Charles Schwab Bank, N.A. (Unaudited)

(Dollars in Millions)

2.	Three-year Net Interest Revenue (Tax Equivalent Basis) and Average Balances

	2005			2004			2003
For the Year Ended December 31,	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Cash Equivalents	$1,447	$44	3.01%	$396	$5	1.30%	$229	$2	1.00%
Securities available for sale (1,2)	5,477	228	4.16%	4,031	141	3.45%	1,904	78	3.91%
Loans to banking clients (3)	7,584	380	5.01%	6,453	275	4.24%	5,034	230	4.56%
Other interest-earning assets	113	6	5.09%	896	19	2.20%	447	9	1.89%

Total interest-earning assets	14,621	658	4.50%	11,776	440	3.74%	7,614	319	4.19%

Non-interest-earning assets	1,230			1,179			810

Total Assets	$15,851			$12,955			$8,424

Liabilities and Stockholder’s Equity:
Interest-bearing banking deposits	11,628	222	1.91%	9,077	108	1.19%	5,395	97	1.80%
Short-term borrowings	875	30	3.44%	848	17	2.01%	1,013	13	1.24%
Long-term debt	650	20	3.11%	582	18	3.14%	58	4	7.76%

Total sources on which interest is paid	13,153	272	2.07%	10,507	143	1.37%	6,466	114	1.77%

Non-interest-bearing deposits	643			615			589
Non-interest-bearing liabilities	429			369			392
Stockholder’s equity	1,626			1,464			977

Total Liabilities and Stockholder’s Equity	$15,851			$12,955			$8,424

Net interest revenue - taxable equivalent basis		386			297			205
Net free funds	$1,468			$1,269			$1,149

Tax equivalent adjustment (2)		—			(2)			(4)
Provision for credit loss		(3)			(2)			(4)

		$383			$293			$197

Net yield on interest earning assets (tax equivalent basis)			2.63%			2.52%			2.69%

(1)	The average balance and average rate for securities available for sale have been calculated using their amortized cost.

(2)	Yields on state and municipal obligations are stated on a taxable equivalent basis, employing the federal statutory income tax rate adjusted for the effect of state and local taxes, resulting in a marginal tax rate of approximately 41% for 2005, 40% for 2004, and 40% for 2003.

(3)	Includes average principal balances of non-accrual and reduced rate loans.

THE CHARLES SCHWAB CORPORATION

Combined Supplemental Financial Data for U.S. Trust Corporation and Charles Schwab Bank, N.A. (Unaudited)

(Dollars in Millions)

3.	Securities Available for Sale

The amortized cost, estimated fair value and gross unrealized gains and losses on securities available for sale are as follows:

December 31,		2005	2004	2003
U.S. treasury securities:	Amortized cost	$372	$263	$301
	Aggregate fair value	$372	$262	$302
	Gross unrealized gains	—	—	$1
	Gross unrealized losses	—	$1	—

U.S. government sponsored agencies and corporations:	Amortized cost	1,273	1,534	1,421
	Aggregate fair value	1,248	1,534	1,421
	Gross unrealized gains	—	5	5
	Gross unrealized losses	25	5	5

State and municipal obligations:	Amortized cost	—	1	148
	Aggregate fair value	—	1	155
	Gross unrealized gains	—	—	7
	Gross unrealized losses	—	—	—

Collateralized mortgage obligations:	Amortized cost	4,794	3,062	1,508
	Aggregate fair value	4,746	3,051	1,508
	Gross unrealized gains	6	5	4
	Gross unrealized losses	54	16	4

Other securities:	Amortized cost	21	22	51
	Aggregate fair value	21	22	51
	Gross unrealized gains	—	—	—
	Gross unrealized losses	—	—	—

Total securities available for sale:	Amortized cost	$6,460	$4,882	$3,429
	Aggregate fair value	$6,387	$4,870	$3,437
	Gross unrealized gains	$6	$10	$17
	Gross unrealized losses	$79	$22	$9

THE CHARLES SCHWAB CORPORATION

Combined Supplemental Financial Data for U.S. Trust Corporation and Charles Schwab Bank, N.A. (Unaudited)

(Dollars in Millions)

4.	Loans to Banking Clients and Related Allowance for Credit Losses

An analysis of the composition of the loan portfolio is as follows:

December 31,	2005	2004	2003	2002	2001
Residential real estate mortgages	$5,374	$4,308	$4,240	$3,481	$2,991
Home equity lines of credit	1,375	1,034	384	99	85
Consumer loans	1,244	971	735	630	584
Other	542	536	404	369	407

Total	$8,535	$6,849	$5,763	$4,579	$4,067

An analysis of nonperforming assets is as follows:

December 31,	2005	2004	2003	2002	2001
Non-accrual loans	$1	$1	$1	$1	$5
Average non-accrual loans	$1	$1	$1	$3	$4

An analysis of the allowance for credit losses on the loan portfolio is as follows:

	2005	2004	2003	2002	2001
Balance at beginning of year	$27	$27	$24	$21	$20
Provision	3	2	4	3	—
Recoveries	—	—	—	—	1
Release of allowance on loans sold	—	(2)	(1)	—	—
Charge-offs	(1)	—	—	—	—

Balance at end of year	$29	$27	$27	$24	$21

The maturities of the loan portfolio at December 31, 2005 are as follows:

	Within 1 Year	1-5 Years	Over 5 Years	Total
Residential real estate mortgages (1)	$330	$280	$4,764	$5,374
Home equity lines of credit	9	5	1,361	1,375
Consumer loans	1,158	50	36	1,244
Other	437	24	81	542

Total	$1,934	$359	$6,242	$8,535

(1)	Maturities are based upon the contractual terms of the loans.

THE CHARLES SCHWAB CORPORATION

Combined Supplemental Financial Data for U.S. Trust Corporation and Charles Schwab Bank, N.A. (Unaudited)

(Dollars in Millions)

The interest sensitivity of loans with maturities in excess of one year at December 31, 2005 is as follows:

	1-5 Years	Over 5 Years	Total
Loans with predetermined interest rates	$172	$1,414	$1,586
Loans with floating or adjustable interest rates	187	4,828	5,015

Total	$359	$6,242	$6,601

5.	Summary of Credit Loss on Banking Loans Experience

	2005	2004	2003	2002	2001
Average loans	$7,584	$6,453	$5,034	$4,204	$3,469
Allowance to year end loans	.34%	.39%	.46%	.52%	.53%
Allowance to nonperforming loans	n/m	n/m	n/m	n/m	n/m
Recoveries to average loans	—	—	—	—	.01%
Nonperforming assets to average loans and real estate owned	.02%	.01%	.03%	.03%	.14%

n/m – Not meaningful, greater than two hundred percent.

At December 31, 2005, U.S. Trust’s loan portfolio included loans to individuals involved in the financial services industry of approximately $1.3 billion.

6.	Deposits from Banking Clients

	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
Analysis of average daily deposits:
Noninterest-bearing deposits	$643	—	$615	—	$589	—
Certificates of deposits of $100,000 or more	650	3.47%	397	1.35%	372	1.23%
Money market and other savings deposits	10,978	1.82%	8,680	1.19%	5,023	1.85%

Total deposits	$12,271		$9,692		$5,984

	Certificates of Deposit	Other Deposits
Maturity distribution of interest bearing deposits in Amounts of $100,000 or more at December 31, 2005:
Three months or less	$883	$10,131
Three through six months	51	—
Six through twelve months	28	—
Over twelve months	7	—

Total	$969	$10,131

THE CHARLES SCHWAB CORPORATION

Combined Supplemental Financial Data for U.S. Trust Corporation and Charles Schwab Bank, N.A. (Unaudited)

(Dollars in Millions)

7.	Short-term Borrowings

An analysis of outstanding short-term borrowings is as follows:

December 31,	2005	2004	2003
Federal funds purchased (overnight):
Year-end balance	$1	$8	$58
Daily average balance	$35	$78	$82
Maximum month-end balance	$228	$611	$232
Weighted-average interest rate during the year	3.31%	1.09%	1.13%
Weighted-average interest rate at year end	4.06%	2.13%	.93%

Securities sold under agreements to repurchase:
Year-end balance	—	—	$128
Daily average balance	—	$14	$304
Maximum month-end balance	—	$51	$354
Weighted-average interest rate during the year	—	1.18%	1.29%
Weighted-average interest rate at year end	—	—	1.17%

Other borrowed funds:
Year-end balance	$701	$685	$905
Daily average balance	$840	$756	$627
Maximum month-end balance	$1,182	$1,138	$983
Weighted-average interest rate during the year	3.45%	1.58%	1.23%
Weighted-average interest rate at year end	4.48%	2.48%	1.19%

8.	Ratios

Year ended December 31,	2005	2004	2003	2002	2001
Return on average stockholder’s equity	8.28%	5.01%	5.90%	4.53%	22.50%
Return on average total assets	.85%	.57%	.69%	.46%	2.41%
Average stockholder’s equity as a percentage of average total assets	10.26%	11.30%	11.61%	10.24%	10.70%
Dividend payout ratio	16.18%	35.24%	14.29%	55.00%	31.43%