Form 10-Q
period 2006-03-31
SCHWAB CHARLES CORP
filed 2006-05-05
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission file number 1-9700

THE CHARLES SCHWAB CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	94-3025021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Kearny Street, San Francisco, CA 94108

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (415) 636-7000

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

1,289,718,847 shares of $.01 par value Common Stock

Outstanding on April 28, 2006

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2006

Part I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net Revenues
Asset management and administration fees	$618	$547

Interest revenue	605	412
Interest expense	(212)	(138)

Net interest revenue	393	274

Trading revenue	227	207
Other	41	31

Total net revenues	1,279	1,059

Expenses Excluding Interest
Compensation and benefits	536	454
Occupancy and equipment	79	82
Professional services	68	62
Depreciation and amortization	48	54
Communications	49	51
Advertising and market development	50	36
Restructuring charges	—	21
Other	50	53

Total expenses excluding interest	880	813

Income from continuing operations before taxes on income	399	246
Taxes on income	(157)	(95)

Income from continuing operations	242	151
Gain (loss) from discontinued operations, net of tax	1	(6)

Net Income	$243	$145

Weighted-Average Common Shares Outstanding — Diluted	1,296	1,326

Earnings Per Share - Basic
Income from continuing operations	$.19	$.11
Gain (loss) from discontinued operations, net of tax	—	—
Net income	$.19	$.11
Earnings Per Share - Diluted
Income from continuing operations	$.19	$.11
Gain (loss) from discontinued operations, net of tax	—	—
Net income	$.19	$.11

Dividends Declared Per Common Share	$.025	$.020

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Cash and cash equivalents	$2,223	$2,330
Cash and investments segregated and on deposit for federal or other regulatory purposes (1) (including resale agreements of $7,011 in 2006 and $8,073 in 2005)	14,500	15,259
Securities owned — at market value (including securities pledged of $2 in 2006 and $5 in 2005)	7,926	6,857
Receivables from brokers, dealers, and clearing organizations	837	820
Receivables from brokerage clients — net	10,712	10,780
Loans to banking clients — net	8,649	8,506
Loans held for sale	34	17
Equipment, office facilities, and property — net	773	797
Goodwill	809	809
Intangible assets — net	141	143
Other assets	1,018	1,033

Total	$47,622	$47,351

Liabilities and Stockholders’ Equity
Deposits from banking clients	$14,893	$14,108
Drafts payable	211	225
Payables to brokers, dealers, and clearing organizations	1,869	1,294
Payables to brokerage clients	23,449	24,700
Accrued expenses and other liabilities	1,250	1,388
Short-term borrowings (including federal funds purchased of $207 in 2006 and $71 in 2005)	809	672
Long-term debt	509	514

Total liabilities	42,990	42,901

Stockholders’ equity:
Preferred stock — 9,940,000 shares authorized; $.01 par value per share; none issued	—	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,392,091,544 shares issued	14	14
Additional paid-in capital	1,806	1,827
Retained earnings	4,058	3,847
Treasury stock — 102,790,287 and 101,377,515 shares in 2006 and 2005, respectively, at cost	(1,199)	(1,124)
Unamortized stock-based compensation	—	(81)
Accumulated other comprehensive loss	(47)	(33)

Total stockholders’ equity	4,632	4,450

Total	$47,622	$47,351

(1)	Amounts included represent actual balances on deposit, whereas cash and investments required to be segregated for federal or other regulatory purposes at March 31, 2006 and December 31, 2005, excluding $200 million of intercompany repurchase agreements, were $14,172 million and $14,974 million, respectively. On April 4, 2006, and January 4, 2006, the Company deposited a net amount of $42 million and $92 million, respectively, into its segregated reserve bank accounts.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities
Net income	$243	$145
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss from discontinued operations, net of tax	(1)	6
Depreciation and amortization	48	54
Stock-based compensation expense	12	6
Excess tax benefits from stock-based compensation	(24)	3
Deferred income taxes	22	(14)
Other	(8)	9
Originations of loans held for sale	(165)	(120)
Proceeds from sales of loans held for sale	148	113
Net change in:
Cash and investments segregated and on deposit for federal or other regulatory purposes	759	567
Securities owned (excluding securities available for sale)	113	61
Receivables from brokers, dealers, and clearing organizations	(17)	(60)
Receivables from brokerage clients	69	103
Other assets	19	27
Drafts payable	(14)	(66)
Payables to brokers, dealers, and clearing organizations	575	(104)
Payables to brokerage clients	(1,251)	(760)
Accrued expenses and other liabilities	(107)	(129)

Net cash provided by (used for) operating activities	421	(159)

Cash Flows from Investing Activities
Purchases of securities available for sale	(1,685)	(641)
Proceeds from maturities, calls, and mandatory redemptions of securities available for sale	465	320
Net increase in loans to banking clients	(144)	(326)
Purchase of equipment, office facilities, and property	(23)	(23)
Proceeds from sale of subsidiaries and investments	9	—

Net cash used for investing activities	(1,378)	(670)

Cash Flows from Financing Activities
Net change in deposits from banking clients	785	310
Net change in short-term borrowings	137	129
Excess tax benefits from stock-based compensation	24	—
Dividends paid	(32)	(26)
Purchase of treasury stock	(163)	(234)
Proceeds from stock options exercised and other	99	12

Net cash provided by financing activities	850	191

Decrease in Cash and Cash Equivalents	(107)	(638)
Cash and Cash Equivalents at Beginning of Period	2,330	2,778

Cash and Cash Equivalents at End of Period	$2,223	$2,140

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

1.	Basis of Presentation

The Charles Schwab Corporation (CSC) is a financial holding company engaged, through its subsidiaries, in securities brokerage, banking, and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 299 domestic branch offices in 45 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, U.K. In addition, Schwab serves clients in Hong Kong through one of CSC’s subsidiaries. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services with 32 offices in 13 states. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab’s proprietary mutual funds, CyberTrader, Inc., an electronic trading technology and brokerage firm providing services to highly active, online traders, and Charles Schwab Bank, N.A. (Schwab Bank), a retail bank.

The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in conformity with generally accepted accounting principles in the U.S. (GAAP). All adjustments were of a normal recurring nature, except as discussed in note “7 – Restructuring Charges and Reserves” related to the Company’s exit from the capital markets business. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period.

2.	New Accounting Standards

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) – Share-Based Payment (SFAS No. 123R) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment arrangements including employee and director stock option and restricted stock awards. SFAS No. 123R supersedes the accounting treatments the Company had previously applied for the recognition of expense for stock-based compensation under Accounting Principles Board Opinion No. 25 – Accounting for Stock Issued to Employees (APB No. 25) and the disclosure guidelines of Statement of Financial Accounting Standards No. 123 – Accounting for Stock-Based Compensation (SFAS No. 123). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB No. 107) relating to certain issues surrounding the implementation of SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

The Company adopted SFAS No. 123R using a modified prospective transition method, under which this accounting standard applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost is recognized for the unvested portion of awards outstanding on January 1, 2006 over their remaining vesting period. Prior periods have not been restated. As a result of the adoption of SFAS No. 123R, the Company’s income from continuing operations before income taxes, income from continuing operations, and net income for the quarter ended March 31, 2006, were $3 million, $2 million, and $2 million lower, respectively, than under the Company’s previous accounting method for share-based compensation. Basic and diluted earnings per share for the first quarter of 2006 were both unchanged when calculated under the Company’s previous accounting method.

Stock-based compensation expense for the first quarter of 2006 is based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and revised in subsequent periods if actual forfeitures differ from those estimates. For periods prior to 2006, the Company recognized forfeitures as they occurred. Upon adoption of SFAS No. 123R, the Company recorded an immaterial cumulative adjustment to estimate forfeitures for unvested stock awards outstanding at January 1, 2006.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123R-3 – Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position No. FAS 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R.

SFAS No. 154 – Accounting Changes and Error Corrections was issued in May 2005 and was effective beginning January 1, 2006. This statement replaces APB No. 20 – Accounting Changes, and SFAS No. 3 – Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for reporting a change in accounting principle. SFAS No. 154 generally requires retrospective application to prior periods’ financial statements of changes in accounting principle. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position, results of operations, earnings per share (EPS), or cash flows.

SFAS No. 155 – Accounting for Certain Hybrid Financial Instruments was issued in February 2006 and is effective beginning January 1, 2007. This statement permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require the components to be valued separately. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position, results of operations, EPS, or cash flows.

SFAS No. 156 – Accounting for Servicing of Financial Assets was issued in March 2006 and is effective beginning January 1, 2007. This statement amends SFAS No. 140 and permits entities to elect to measure servicing assets and servicing liabilities at fair value and report changes in fair value in earnings. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position, results of operations, EPS, or cash flows.

3.	Stock Incentive Plans

A summary of the Company’s stock-based compensation expense and related income tax benefit is as follows:

	Three Months Ended March 31,
	2006	2005
Stock option expense	$6	$1
Restricted stock expense	6	5

Total stock-based compensation (1)	$12	$6

Income tax benefit on stock-based compensation	$(5)	$(2)

(1)	Effective January 1, 2006, stock-based compensation is computed net of expected forfeitures.

The Company issues shares for stock options and restricted stock awards from treasury stock. At March 31, 2006, the Company was authorized to grant up to 39 million common shares under its existing stock incentive plans.

As of March 31, 2006, there was $81 million of total unrecognized compensation cost, net of forfeitures, related to outstanding stock option and restricted stock awards, which is expected to be recognized through 2009 with a remaining weighted-average period of 1.4 years.

Stock Option Plans

The Company’s stock incentive plans provide for granting options to employees, officers, and directors. Options are granted for the purchase of shares of common stock at an exercise price not less than market value on the date of grant, and expire within seven or ten years from the date of grant. Options generally vest annually over a three- to four-year period from the date of grant. Stock option expense is generally recognized on a straight-line basis over the requisite service period.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

The Company’s stock option activity is summarized below:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	115	$ 15.33
Granted (1)	—	$ 15.79
Exercised	(9)	$ 10.62
Forfeited	(1)	$ 9.99
Expired	(1)	$ 25.15

Outstanding at March 31, 2006	104	$ 15.70	4.33	$ 406

Vested and exercisable at March 31, 2006	91	$ 16.46	4.07	$ 315

(1)	Less than 500,000 options were granted.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between CSC’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price of the option, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on changes in the market value of CSC’s stock.

The weighted-average fair value of options granted during each of the first quarters of 2006 and 2005 was $4.44 and $3.03 per share, respectively. Cash received from options exercised for each of the first quarters of 2006 and 2005 was $99 million and $12 million, respectively. The total tax benefits recognized from the exercise of employee stock options during each of the first quarters of 2006 and 2005 was $20 million and $2 million, respectively. The total intrinsic value of options exercised during each of the first quarters of 2006 and 2005 was $54 million and $7 million, respectively.

Management uses a binomial option pricing model for all options granted on or after January 1, 2004. The fair values of stock options granted prior to January 1, 2004 were determined using the Black-Scholes model. The binomial model takes into account the contractual term of the stock option and similar inputs to a Black-Scholes model such as expected volatility, dividend yield, and risk-free interest rate. Expected volatility is based on the implied volatility of publicly-traded options on CSC’s stock. Dividend yield is based on the average historical CSC dividend yield. The risk-free interest rate is based on the yield of a U.S. Treasury zero-coupon issue with a remaining term equal to the contractual term of the option. Management uses historical option exercise and employee termination data to estimate future option exercise probability. Management uses the Black-Scholes model to solve for the expected life of options valued with the binomial model. The assumptions used to value the Company’s options and their expected life were as follows:

	Three Months Ended March 31,
	2006	2005
Expected dividend yield	.46 - .48%	.48%
Weighted-average expected dividend yield	.47%	.48%
Expected volatility	29 - 31%	32%
Weighted-average expected volatility	30%	32%
Risk-free interest rate	4.3 - 4.7%	3.1 - 4.4%
Expected life (in years)	2.8 - 4.0	1.0 - 4.0

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

Pro Forma Information for Period Prior to the Adoption of SFAS No. 123R

Prior to the adoption of SFAS No. 123R, the Company applied APB No. 25 and related interpretations, for its stock-based employee compensation plans. Because the Company grants stock option awards at an exercise price not less than market value, there was no compensation expense recorded when the awards were granted. Had compensation expense for the Company’s stock option awards been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123, the Company would have recorded additional compensation expense and its net income and EPS would have been reduced to the pro forma amounts presented in the following table for the first quarter of 2005:

Three Months Ended March 31, 2005
Expense for stock-based compensation (after-tax):
As reported	$ 4
Pro forma (1)	$ 18

Net income:
As reported	$ 145
Pro forma	$ 131

Basic EPS:
As reported	$ .11
Pro forma	$ .10
Diluted EPS
As reported	$ .11
Pro forma	$ .10

(1)	Includes pro forma compensation expense related to stock options granted in both the first quarter of 2005 and prior periods.

Restricted Stock Plans

The Company’s stock incentive plans provide for granting restricted stock awards to employees and officers. Restricted stock awards are restricted from transfer or sale and generally vest annually over a four-year period, but some vest based upon the Company or one of its subsidiaries achieving certain financial or other measures. The fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant and is generally amortized to compensation expense on a straight-line basis over the requisite service period. The total fair value of the restricted stock awards that vested during each of the first quarters of 2006 and 2005 was $20 million and $17 million, respectively.

The unrecognized compensation cost related to outstanding restricted stock awards was recorded as unamortized stock-based compensation in stockholders’ equity at December 31, 2005. With the adoption of SFAS No. 123R, the unrecognized compensation cost related to outstanding restricted stock awards granted prior to January 1, 2006 was charged to additional paid-in capital.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

The Company’s restricted stock awards activity is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2005	8	$ 11.76
Granted (1)	—	$ 16.03
Vested	(1)	$ 8.64
Forfeited (1)	—	$ 11.81

Outstanding at March 31, 2006	7	$ 12.38

(1)	Less than 500,000 restricted stock awards were granted or forfeited.

4.	Pension and Other Postretirement Benefits

U.S. Trust maintains a trustee managed, noncontributory, qualified defined benefit pension plan, the U.S. Trust Corporation Employees’ Retirement Plan (the Pension Plan), for the benefit of eligible U.S. Trust employees. U.S. Trust also provides certain health care and life insurance benefits for active employees, who were employed by U.S. Trust prior to 1990, and certain qualifying retired employees and their dependents.

The following table summarizes the components of the net periodic benefit expense related to the Pension Plan:

	Three months Ended March 31,
	2006	2005
Service cost and expenses	$3	$3
Interest cost	5	4
Expected return on plan assets	(7)	(6)
Amortization of prior service cost	(1)	(1)
Amortization of net loss	1	2

Net periodic benefit expense	$1	$2

The net periodic benefit expense related to health care and life insurance was less than $500,000 for each of the first quarters of 2006 and 2005.

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

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is presented in the following table:

	Three months Ended March 31,
	2006	2005
Net income	$243	$145
Other comprehensive loss:
Change in unrealized gain on cash flow hedging instruments:
Unrealized gain	11	10
Income tax expense	(5)	(4)

Net	6	6

Change in unrealized loss on securities available for sale:
Unrealized loss	(37)	(38)
Income tax benefit	17	15

Net	(20)	(23)

Total	(14)	(17)

Comprehensive income	$229	$128

6.      Earnings Per Share

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding for the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and unvested restricted stock awards. EPS under the basic and diluted computations are presented in the following table:

	Three months Ended March 31,
	2006	2005
Net income	$ 243	$ 145

Weighted-average common shares outstanding – basic	1,281	1,310
Common stock equivalent shares related to stock incentive plans	15	16

Weighted-average common shares outstanding – diluted (1)	1,296	1,326

Basic EPS:
Income from continuing operations	$ .19	$ .11
Gain (loss) from discontinued operations, net of tax	—	—
Net income	$ .19	$ .11
Diluted EPS:
Income from continuing operations	$ .19	$ .11
Gain (loss) from discontinued operations, net of tax	—	—
Net income	$ .19	$ .11

(1)	Antidilutive stock options excluded from the calculation of diluted earnings per share were 35 million and 73 million shares for the first quarters of 2006 and 2005, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

7.	Restructuring Charges and Reserves

In the first quarter of 2005, the Company recorded pre-tax restructuring charges of $21 million primarily comprised of severance costs related to its past restructuring initiatives. These past restructuring initiatives were completed in the first half of 2005.

A summary of the activity in the restructuring reserve related to the Company’s past restructuring initiatives for the first quarter of 2006 is as follows:

	Workforce Reduction	Facilities Reduction		Total
Balance at December 31, 2005	$ 6	$ 145		$151
Cash payments	(3)	(16)		(19)
Non-cash charges	(1)	—		(1)
Other (1)	—	2		2

Balance at March 31, 2006	$ 2 (2)	$ 131	(3)	$133

(1)	Includes the accretion of facilities restructuring reserves, which are initially recorded at net present value. Accretion expense is recorded in occupancy and equipment expense on the Company’s condensed consolidated statements of income.

(2)	The Company expects to substantially utilize the remaining workforce reduction reserve through cash payments for severance pay and benefits over the respective severance periods through 2006.

(3)	The Company expects to substantially utilize the remaining facilities reduction reserve through cash payments for the net lease expense over the respective lease terms through 2017.

The actual costs of these restructuring initiatives could differ from the estimated costs, depending primarily on the Company’s ability to sublease properties.

In addition to the restructuring reserves discussed above, the Company retained certain restructuring-related obligations following the sales of its capital market business and Charles Schwab Europe in 2004 and 2003, respectively, and recorded reserves for severance, facilities leases and systems. A summary of the activity in these reserves for the first quarter of 2006 is as follows:

	Workforce Reduction	Facilities Reduction	Total
Balance at December 31, 2005	$ 1	$ 24	$25
Restructuring charges (1)	—	(2)	(2)
Cash payments	(1)	(2)	(3)

Balance at March 31, 2006	$ —	$ 20 (2)	$20

(1)	Included in gain from discontinued operations on the Company’s condensed consolidated statements of income, net of tax of $1 million.

(2)	The Company expects to substantially utilize the remaining facilities reduction reserve through cash payments for the net lease expense over the respective lease terms through 2015.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

8.	Regulatory Requirements

CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended (the Act).

Under the Act, the Federal Reserve Board has established consolidated capital requirements for bank holding companies. The regulatory capital and ratios of the Company, U.S. Trust, United States Trust Company, National Association (United States Trust NA), United States Trust Company of New York (U.S. Trust NY), U.S. Trust Company, National Association (U.S. Trust NA), and Schwab Bank are presented in the following table:

		2006		2005
March 31,		Amount	Ratio(1)	Amount	Ratio(1)
Tier 1 Capital:	Company	$3,757	16.1%	$3,393	16.7%
	U.S. Trust	$786	13.5%	$722	13.9%
	United States Trust NA (2)	$724	12.8%	—	—
	U.S. Trust NY (2)	—	—	$397	10.0%
	U.S. Trust NA (2)	—	—	$289	24.5%
	Schwab Bank	$591	19.4%	$389	21.6%

Total Capital:	Company	$3,787	16.2%	$3,426	16.9%
	U.S. Trust	$812	14.0%	$747	14.4%
	United States Trust NA (2)	$750	13.3%	—	—
	U.S. Trust NY (2)	—	—	$419	10.6%
	U.S. Trust NA (2)	—	—	$292	24.8%
	Schwab Bank	$595	19.5%	$391	21.7%

Leverage:	Company	$3,757	8.1%	$3,393	7.5%
	U.S. Trust	$786	7.8%	$722	7.5%
	United States Trust NA (2)	$724	7.2%	—	—
	U.S. Trust NY (2)	—	—	$397	5.6%
	U.S. Trust NA (2)	—	—	$289	10.5%
	Schwab Bank	$591	8.2%	$389	8.6%

(1)	Minimum tier 1 capital, total capital, and tier 1 leverage ratios are 4%, 8%, and 3%-5%, respectively, for bank holding companies and banks. Additionally, Schwab Bank is subject to a minimum tier 1 leverage ratio of 8% for its first three years of operations (i.e., through April 2006). Well-capitalized tier 1 capital, total capital, and tier 1 leverage ratios are 6%, 10%, and 5%, respectively.

(2)	In the first quarter of 2006, U.S. Trust NY and U.S. Trust NA merged into a single national bank named United States Trust NA.

Based on their respective regulatory capital ratios at March 31, 2006 and 2005, the Company, U.S. Trust, United States Trust NA, and Schwab Bank are considered well capitalized (the highest category) pursuant to banking regulatory guidelines.

Schwab is subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule). Schwab computes net capital under the alternative method permitted by this Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. At March 31, 2006, 2% of aggregate debits was $233 million, which exceeded the minimum dollar requirement for Schwab of $250,000. At March 31, 2006, Schwab’s net capital was $1.2 billion (10% of aggregate debit balances), which was $928 million in excess of its minimum required net capital and $578 million in excess of 5% of aggregate debit balances. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

9.	Commitments and Contingent Liabilities

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

The Company provides certain indemnifications (i.e., protection against damage or loss) to counterparties in connection with the disposition of certain of its assets. Such indemnifications typically relate to title to the assets transferred, ownership of intellectual property rights (e.g., patents), accuracy of financial statements, compliance with laws and regulations, failure to pay, satisfy or discharge any liability, or to defend claims, as well as errors, omissions, and misrepresentations. Additionally, the Company has guaranteed certain payments in the event of a termination of certain mutual fund sub-advisor agreements, related to the adoption of AXA Rosenberg LLC’s U.S. family of mutual funds, known as the Laudus Funds. These indemnification agreements have various expiration dates and the Company’s liability under these agreements is generally limited. At March 31, 2006, the Company’s maximum potential liability under the indemnification agreements with limits is approximately $185 million. The Company previously recorded a liability of approximately $30 million reflecting the estimated fair value of these indemnifications. The fair value of these indemnifications is not necessarily indicative of amounts that would be paid in the event a payment was required.

LOCs are conditional commitments issued by U.S. Trust to guarantee the performance of a client to a third party. For example, LOCs can be used to guarantee performance under lease and other agreements by professional business corporations and for other purposes. The credit risk involved in issuing LOCs is essentially the same as that involved in extending loans. LOCs are generally partially or fully collateralized by cash, marketable equity securities, marketable debt securities (including corporate and U.S. Treasury debt securities), and other assets. At March 31, 2006, U.S. Trust had LOCs outstanding totaling $184 million which are short-term in nature and generally expire within one year. At March 31, 2006, the liability recorded for these LOCs is immaterial.

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company satisfies the margin requirements by arranging LOCs, in favor of the clearing houses, that are guaranteed by multiple banks. At March 31, 2006, the outstanding value of these LOCs totaled $630 million. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, that are guaranteed by multiple banks. At March 31, 2006, the outstanding value of these LOCs totaled $215 million. No funds were drawn under these LOCs at March 31, 2006.

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

Legal contingencies: The Company and its affiliates have been named in various legal proceedings arising from the conduct of its business. Some of these legal actions include claims for substantial or unspecified damages. The Company believes it has strong defenses and is vigorously contesting such actions. The Company is also involved, from time to time, in investigations and proceedings by regulatory and other governmental agencies, which may result in adverse judgments, fines, or penalties. It is inherently difficult to predict the outcome of these matters, particularly in cases in which claimants seek substantial or unspecified damages, or where investigations or proceedings are at an early stage, and the Company cannot

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

predict with certainty the loss or range of loss that may be incurred from any potential judgment, settlement, or award. However, based on current information and consultation with counsel, management believes that the resolution of these matters will not have a material adverse impact on the financial condition or cash flows of the Company, but could be material to the Company’s operating results for a particular future period, depending on results for that period.

As part of the sale of Schwab Capital Markets L.P. and all of the outstanding capital stock of SoundView Technology Group, Inc. (SoundView) to UBS, the Company agreed to indemnify UBS for expenses associated with certain litigation, including multiple purported securities class actions against SoundView and certain of its subsidiaries filed in the United District Court for the Southern District of New York, brought on behalf of persons who either directly or in the aftermarket purchased IPO securities between March 1997 and December 2000. The Company is vigorously contesting the claims on behalf of SoundView.

10.	Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk, or Market Risk

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

U.S. Trust uses LIBOR-based Swaps to hedge the interest rate risk associated with its variable rate deposits from banking clients and short-term borrowings. The Swaps are structured for U.S. Trust to receive a variable rate of interest and pay a fixed rate of interest. Information on these Swaps is summarized in the following table:

	March 31, 2006	December 31, 2005
Notional principal amount	$ 1,160	$ 1,160
Weighted-average variable interest rate	4.82%	4.36%
Weighted-average fixed interest rate	4.28%	4.28%
Weighted-average maturity (in years)	2.5	2.8

These Swaps have been designated as cash flow hedges under SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities, with changes in their fair values primarily recorded in other comprehensive income (loss), a component of stockholders’ equity. At March 31, 2006, U.S. Trust recorded a derivative asset of $28 million and a derivative liability of $2 million related to these Swaps. At December 31, 2005, U.S. Trust recorded a derivative asset of $17 million and a derivative liability of $3 million related to these Swaps. Based on current interest rate assumptions and assuming no additional Swap agreements are entered into, U.S. Trust expects to reclassify approximately $9 million, or $5 million after tax, from other comprehensive loss as a reduction to interest expense over the next twelve months.

CSC uses Swaps to effectively convert the interest rate characteristics of a portion of its Medium-Term Notes from fixed to variable. These Swaps are structured for CSC to receive a fixed rate of interest and pay a variable rate of interest based on the three-month LIBOR rate. The variable interest rates reset every three months. Information on these Swaps is summarized in the following table:

	March 31, 2006	December 31, 2005
Notional principal amount	$ 293	$ 293
Weighted-average variable interest rate	7.27%	6.86%
Weighted-average fixed interest rate	7.57%	7.57%
Weighted-average maturity (in years)	3.0	3.3

These Swaps have been designated as fair value hedges under SFAS No. 133, and are recorded on the Company’s condensed consolidated balance sheets. Changes in the fair value of the Swaps are offset by changes in fair value of the hedged Medium-Term Notes. At March 31, 2006 and December 31, 2005, CSC recorded a derivative liability of $1 million and a derivative

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

asset of $2 million, respectively, for these Swaps. The carrying value of the Medium-Term Notes was decreased by $1 million and increased by $2 million, at March 31, 2006 and December 31, 2005, respectively.

Forward sale and interest rate lock commitments: Schwab Bank’s loans held for sale portfolio consists of fixed- and adjustable-rate mortgages, which are subject to a loss in value when market interest rates rise. Schwab Bank uses forward sale commitments to manage this risk. These forward sale commitments have been designated as cash flow hedging instruments of the loans held for sale. Accordingly, the fair values of these forward sale commitments are recorded on the Company’s condensed consolidated balance sheet, with gains or losses recorded in other comprehensive income (loss). At both March 31, 2006 and December 31, 2005, the derivative asset and liability recorded by Schwab Bank for these forward sale commitments was immaterial.

Additionally, Schwab Bank uses forward sale commitments to hedge interest rate lock commitments issued on mortgage loans that will be held for sale. Schwab Bank considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely based on changes in market interest rates. Any changes in fair value of the interest rate lock commitments are completely offset by changes in fair value of the related forward sale commitments. Schwab Bank had interest rate lock commitments on mortgage loans to be held for sale with principal balances totaling approximately $148 million and $112 million at March 31, 2006 and December 31, 2005, respectively. At both March 31, 2006 and December 31, 2005, the derivative asset and liability recorded by Schwab Bank for these interest rate lock commitments and the related forward sale commitments was immaterial.

11.	Segment Information

The Company structures its segments according to its various types of clients and the services provided to those clients. These segments have been aggregated, based on similarities in economic characteristics, types of clients, services provided, distribution channels, and regulatory environment, into three reportable segments – Schwab Investor Services, Schwab Institutional, and U.S. Trust.

As a result of organizational and related business changes in 2005 to integrate the Corporate and Retirement Services business with Schwab Investor Services (formerly called Individual Investor), the Corporate and Retirement Services business, which was historically aggregated within the Schwab Institutional segment (formerly called Institutional Investor), has been aggregated within the Schwab Investor Services segment. Previously-reported segment information has been revised to reflect this change.

The Company evaluates the performance of its segments on a pre-tax basis excluding items such as restructuring charges, impairment charges, discontinued operations, and extraordinary items. Intersegment net revenues are not material and are therefore not disclosed.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

Financial information for the Company’s reportable segments is presented in the following table:

	Three Months Ended March 31,
	2006	2005
Net revenues:
Schwab Investor Services	$ 802	$ 647
Schwab Institutional	238	191
U.S. Trust	223	207
Unallocated and other (1)	16	14

Total net revenues	$ 1,279	$ 1,059

Income from continuing operations before taxes on income:
Schwab Investor Services	$ 246	$ 151
Schwab Institutional	109	75
U.S. Trust (2)	38	35
Unallocated and other (3)	6	(15)

Income from continuing operations before taxes on income	399	246
Taxes on income	(157)	(95)
Gain (loss) from discontinued operations, net of tax	1	(6)

Net income	$ 243	$ 145

(1)       Includes mutual fund clearing services revenues, and gains (losses) on investments.

(2)         Consistent with the Company’s activity-based methodology of allocating certain support costs to each of its reportable segments, amounts include costs (e.g., corporate and general administrative expenses) of $8 million and $10 million in the first quarters of 2006 and 2005, respectively, allocated to U.S. Trust.

(3)         Includes pre-tax restructuring charges of $21 million in the first quarter of 2005.

12.    Supplemental Cash Flow Information

Certain information affecting the cash flows of the Company is presented in the following table:

	Three Months Ended March 31,
	2006	2005
Income taxes paid	$ 37	$ 2
Interest paid:
Brokerage client cash balances	$ 110	$ 80
Deposits from banking clients	80	36
Short-term borrowings	8	8
Long-term debt	8	9
Other	5	4

Total interest paid	$ 211	$ 137

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key financial and non-financial metrics in evaluating the Company’s financial position and operating performance. Results for the first quarters of 2006 and 2005 are shown in the following table:

	Three Months Ended March 31,		Percent Change
	2006	2005
Client Activity Metrics
Net new client assets (in billions)	$28.1	$16.1	75%
Client assets (in billions, at quarter end)	$1,281.2	$1,077.2	19%
Clients’ daily average trades (in thousands)	309.1	211.2	46%

Company Financial Metrics:
Net revenue growth (decline) from prior year’s period	21%	(4%)
Pre-tax profit margin from continuing operations	31.2%	23.2%
Return on stockholders’ equity	21%	13%
Annualized net revenue per average full-time equivalent employee (in thousands)	$364	$302	21%

During the first quarter of 2006, the Company continued to improve its financial performance, as client asset flows, equity valuations, and trading activity increased over the prior year. Assets in client accounts were a record $1.281 trillion at March 31, 2006, up 19% from a year ago. Net new client assets of $28.1 billion for the first quarter of 2006 were up 75% from the year-ago level and included $18.6 billion in accounts with an ongoing advice component (includes accounts enrolled in Schwab advice offerings, accounts managed by independent investment advisors, and U.S. Trust® accounts). Net revenues grew on a year-over-year basis, rising by 21% compared to the first quarter of 2005. This increase was primarily due to higher interest rate spreads resulting from the higher interest rate environment, as well as growth in client assets. These factors contributed to a 23% increase in asset-based and other revenues (which include asset management and administration fees, net interest revenue, and other revenues) to $1.1 billion. Total expenses in the first quarter of 2006 increased $67 million, or 8%, compared to the first quarter of 2005, primarily due to higher compensation and benefits expense and advertising and market development expense. Pre-tax profit margin from continuing operations was a record 31.2%, which represents an increase from 23.2% in the first quarter of 2005. Net income grew to $243 million, up 68% compared to the first quarter of 2005. In the first quarter of 2006, annualized net revenue per average full-time equivalent employee reached a record level of $364,000, up 21% from the first quarter of 2005 due to revenue growth and stable staffing levels.

Subsequent Event

On April 26, 2006, the Board of Directors increased the quarterly cash dividend from $.025 per share to $.030 per share, payable on May 22, 2006 to stockholders of record on May 8, 2006.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

QUARTERLY RESULTS OF OPERATIONS

	Three Months Ended March 31,		Percent Change
	2006	2005
Asset-based and other revenues, net of interest expense	$1,052	$852	23%
Trading revenue	227	207	10%

Total net revenues	1,279	1,059	21%
Expenses excluding interest	880	813	8%

Income from continuing operations before taxes on income	399	246	62%
Taxes on income	(157)	(95)	65%

Income from continuing operations	242	151	60%
Gain (loss) from discontinued operations, net of tax	1	(6)	n/m

Net income	$243	$145	68%

Earnings per share – diluted	$.19	$.11
Pre-tax profit margin from continuing operations	31.2%	23.2%
Effective income tax rate on income from continuing operations	39.4%	38.6%

n/m	Not meaningful.

The increase in asset-based and other revenues was due to increases in net interest revenue, resulting primarily from higher levels of market interest rates and loans to clients, and asset management and administration fees, resulting primarily from higher levels of client assets and higher asset-based fees from certain client relationships.

The increase in expenses excluding interest was mainly due to higher compensation and benefits expense and advertising and market development expense. The increase in the effective income tax rate from the first quarter of 2005 was primarily due to higher state taxes in 2006.

Segment Information

The Company provides financial services to individuals and institutional clients through three segments – Schwab Investor Services, Schwab Institutional®, and U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust). The Schwab Investor Services segment includes the Company’s retail brokerage and banking operations, as well as the division that serves company 401(k) plan sponsors and third-party administrators, and supports company stock option plans. The Schwab Institutional segment provides custodial, trading, and support services to independent investment advisors. The U.S. Trust segment provides investment, wealth management, custody, fiduciary, and private banking services to individual and institutional clients.

As detailed in note “11 – Segment Information” in the Notes to Condensed Consolidated Financial Statements, income from continuing operations before taxes on income was $399 million for the first quarter of 2006, up $153 million, or 62%, from the first quarter of 2005 primarily due to increases of $95 million, or 63%, in the Schwab Investor Services segment, $34 million, or 45%, in the Schwab Institutional segment, and $21 million in unallocated income from continuing operations. The increase in the Schwab Investor Services segment was primarily due to growth in net interest revenue, partially offset by higher marketing expenses and severance charges. The increase in the Schwab Institutional segment was primarily due to higher asset management and administrative fees, related to net new client asset growth and higher equity valuations, and higher net interest revenue. The increase in unallocated income from continuing operations was due to the restructuring charges recorded in the first quarter of 2005.

Net Revenues

The Company categorizes its revenues as either asset-based and other revenues or trading revenue. As shown in the following table, asset-based and other revenues, trading revenue, and total net revenues increased in the first quarter of 2006 from the first quarter of 2005.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Sources of Net Revenues

Three Months Ended March 31,

	Growth Rate	2006		2005
		Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset-based and other revenues
Asset management and administration fees
Mutual fund service fees:
Proprietary funds (Schwab Funds®, Excelsior®, and Laudus FundsTM)	14%	$ 250	19%	$ 219	20%
Mutual Fund OneSource®	19%	125	10%	105	10%
Other	(6%)	15	1%	16	1%
Investment management and trust fees	18%	179	14%	152	15%
Other	(11%)	49	4%	55	5%

Asset management and administration fees	13%	618	48%	547	51%

Net interest revenue
Interest revenue:
Margin loans to clients	41%	199	16%	141	13%
Investments, client-related	43%	160	12%	112	11%
Loans to banking clients	49%	118	9%	79	7%
Securities available for sale	61%	79	6%	49	5%
Other	58%	49	4%	31	3%

Interest revenue	47%	605	47%	412	39%
Interest expense:
Brokerage client cash balances	35%	109	8%	81	8%
Deposits from banking clients	110%	82	6%	39	4%
Long-term debt	(11%)	8	1%	9	1%
Short-term borrowings	33%	8	1%	6	—
Other	67%	5	—	3	—

Interest expense	54%	212	16%	138	13%

Net interest revenue	43%	393	31%	274	26%

Other	32%	41	3%	31	3%

Total asset-based and other revenues	23%	1,052	82%	852	80%

Trading revenue
Commissions	11%	208	16%	188	18%
Principal transactions	—	19	2%	19	2%

Total trading revenue	10%	227	18%	207	20%

Total net revenues	21%	$ 1,279	100%	$ 1,059	100%

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

While the Schwab Investor Services and Schwab Institutional segments generate both asset-based and other revenues and trading revenues, the U.S. Trust segment generates primarily asset-based and other revenues. Net revenues by segment are as shown in the following table:

	Three Months Ended March 31,		Percent Change
	2006	2005
Schwab Investor Services	$802	$647	24%
Schwab Institutional	238	191	25%
U.S. Trust	223	207	8%
Unallocated	16	14	14%

Total net revenues	$1,279	$1,059	21%

The increase in net revenues in both the Schwab Investor Services and Schwab Institutional segments was primarily due to higher levels of client assets and higher interest rate spreads resulting from the higher interest rate environment.

Asset Management and Administration Fees

Asset management and administration fees include mutual fund service fees, as well as fees for other asset-based financial services provided to individual and institutional clients.

The increase in asset management and administration fees from the first quarter of 2005 was primarily due to higher levels of client assets and higher asset-based fees from certain client relationships, including increases in average assets in Schwab’s Mutual Fund OneSource service.

Net Interest Revenue

Net interest revenue is the difference between interest earned on certain assets (mainly margin loans to clients, investments of segregated client cash balances, loans to banking clients, and securities available for sale) and interest paid on supporting liabilities (mainly deposits from banking clients and brokerage client cash balances). Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and hedging strategies. The Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets are repricing more quickly than interest-bearing liabilities). In the event of falling interest rates, the Company might attempt to mitigate some of this negative impact by extending the maturities of assets in investment portfolios to lock-in asset yields as well as by lowering rates paid to clients on interest-bearing liabilities.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Client-related daily average balances, interest rates, and average net interest spread for the first quarters of 2006 and 2005 are summarized in the following table:

	Three Months Ended March 31,
	2006	2005
Interest-Earning Assets (client-related and other):
Investments (client-related):
Average balance outstanding	$15,227	$18,796
Average interest rate	4.27%	2.40%
Margin loans to clients:
Average balance outstanding	$10,353	$9,613
Average interest rate	7.79%	5.90%
Loans to banking clients:
Average balance outstanding	$8,517	$6,857
Average interest rate	5.64%	4.60%
Securities available for sale:
Average balance outstanding	$6,679	$5,133
Average interest rate	4.82%	3.85%
Average yield on interest-earning assets	5.54%	3.79%

Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
Average balance outstanding	$20,394	$23,519
Average interest rate	2.16%	1.37%
Interest-bearing banking deposits:
Average balance outstanding	$13,654	$10,678
Average interest rate	2.42%	1.46%
Other interest-bearing sources:
Average balance outstanding	$1,784	$1,595
Average interest rate	2.27%	2.11%
Average noninterest-bearing portion	$4,944	$4,607
Average interest rate on funding sources	1.99%	1.27%

Summary:
Average yield on interest-earning assets	5.54%	3.79%
Average interest rate on funding sources	1.99%	1.27%

Average net interest spread	3.55%	2.52%

The increase in net interest revenue from the first quarter of 2005 was primarily due to higher levels of market interest rates and changes in the composition of interest-earning assets, including increases in loans to banking clients, securities available for sale, and margin loan balances, as well as generally higher yields on earning assets, partially offset by higher interest rates on banking deposits due to changes in the interest rate environment. Additionally, the Company’s average net interest spread increased from the first quarter of 2005 as the average yield on interest-earning assets increased more than the average interest rate on funding sources.

Other Revenue

Other revenue includes net gains and losses on certain investments, service fees, and software maintenance fees. The increase in other revenue from the first quarter of 2005 was primarily due to a gain on the sale of U.S. Trust’s Planned Giving unit.

Trading Revenue

Trading revenue includes commission revenue (generated by executing client trades) and principal transaction revenues (from client fixed income securities trading activity). The increase in trading revenue from the first quarter of 2005 was primarily

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

due to higher daily average revenue trades, partially offset by lower average revenue earned per revenue trade as a result of significant reductions in commission pricing for a wide range of clients in the first nine months of 2005.

As shown in the following table, daily average revenue trades executed by the Company increased 44%, while average revenue earned per revenue trade decreased 25% in the first quarter of 2006.

	Three Months Ended March 31,		Percent Change
	2006	2005
Daily average revenue trades (in thousands) (1)	275.2	191.3	44%
Number of trading days	62.0	61.0	2%
Average revenue earned per revenue trade	$13.39	$17.95	(25%)
Accounts that traded (in thousands)	1,524	1,357	12%

(1)	Includes all client trades (both individuals and institutions) that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

Expenses Excluding Interest

As shown in the table below, total expenses excluding interest increased in the first quarter of 2006 primarily due to higher compensation and benefits expense and advertising and market development expense.

	Three Months Ended March 31,		Percent Change
	2006	2005
Compensation and benefits	$536	$454	18%
Occupancy and equipment	79	82	(4%)
Professional services	68	62	10%
Depreciation and amortization	48	54	(11%)
Communications	49	51	(4%)
Advertising and market development	50	36	39%
Restructuring charges	—	21	n/m
Other	50	53	(6%)

Total	$880	$813	8%

Expenses as a percentage of total net revenues:
Total expenses, excluding interest	69%	77%
Compensation and benefits	42%	43%
Advertising and market development	4%	3%

n/m — Not meaningful.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Compensation and Benefits

The increase in compensation and benefits expense from the first quarter of 2005 was primarily due to severance charges recorded in the first quarter of 2006, higher levels of discretionary bonuses to employees and incentive compensation, and higher long-term incentive and stock-based compensation. The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended March 31,		Percent Change
	2006	2005
Salaries and wages	$299	$271	10%
Incentive and variable compensation	151	105	44%
Employee benefits and other	86	78	10%

Total	$536	$454	18%

Full-time equivalent employees (in thousands) (1)
At quarter end	14.1	13.9	1%
Average	14.1	14.0	1%

(1)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis.

Expenses Excluding Compensation and Benefits

The increase in advertising and market development expense from the first quarter of 2005 was primarily due to the Company’s increased media spending related to its “Talk to ChuckTM” national advertising campaign. The restructuring charges of $21 million in the first quarter of 2005 related to the Company’s 2004 cost reduction effort which was completed in the first half of 2005.

LIQUIDITY AND CAPITAL RESOURCES

CSC conducts substantially all of its business through its wholly-owned subsidiaries. The capital structure among CSC and its subsidiaries is designed to provide each entity with capital and liquidity to meet its operational needs and regulatory requirements.

CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended. CSC and its depository institution subsidiaries, which include U.S. Trust and Charles Schwab Bank, N.A. (Schwab Bank) are subject to the Federal Reserve Board’s risk-based and leverage capital guidelines. These regulations require banks and bank holding companies to maintain minimum levels of capital. In addition, CSC’s depository institution subsidiaries are subject to limitations on the amount of dividends they can pay to CSC. Based on their respective regulatory capital ratios at March 31, 2006, the Company and its depository institution subsidiaries are considered well capitalized.

Liquidity

CSC

CSC’s liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. CSC’s depository institution subsidiaries and Charles Schwab & Co., Inc. (Schwab) are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC’s subsidiaries will continue to be the primary funding source in meeting CSC’s liquidity needs, providing adequate liquidity to meet CSC’s depository institution subsidiaries’ capital guidelines, and maintaining Schwab’s net capital.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes, of which $330 million was issued and outstanding at March 31, 2006, have maturities ranging from 2006 to 2010 and fixed interest rates ranging from 6.21% to 8.05% with interest payable semiannually. The Medium-Term Notes are rated A2 by Moody’s Investors Service (Moody’s), A- by Standard & Poor’s Ratings Group (S&P), and A by Fitch Ratings, Ltd. (Fitch).

CSC has a prospectus supplement on file with the Securities and Exchange Commission (SEC) enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At March 31, 2006, all of these notes remained unissued.

CSC has a Registration Statement under the Securities Act of 1933 on Form S-3 on file with the SEC relating to a universal shelf registration for the issuance of up to $1.0 billion aggregate amount of various securities, including common stock, preferred stock, debt securities, and warrants. At March 31, 2006, all of these securities remained unissued.

CSC has authorization from its Board of Directors to issue commercial paper up to the amount of CSC’s committed, unsecured credit facility (see below), not to exceed $1.5 billion. At March 31, 2006, no commercial paper has been issued. CSC’s ratings for these short-term borrowings are P-1 by Moody’s, A-2 by S&P, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of eighteen banks which is scheduled to expire in June 2006. CSC plans to establish a similar facility to replace this one when it expires. This facility was unused during the first quarter of 2006. Any issuances under CSC’s commercial paper program will reduce the amount available under this facility. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of stockholders’ equity, Schwab to maintain a minimum net capital ratio, as defined, and CSC’s depository institution subsidiaries to be well capitalized, as defined. Management believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $794 million of the $844 million uncommitted, unsecured bank credit lines, provided by eight banks that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. These lines were not used by CSC during the first quarter of 2006.

Schwab

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $23.0 billion and $24.2 billion at March 31, 2006 and December 31, 2005, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.

The Company has a lease financing liability related to an office building and land under a 20-year lease. The remaining lease financing liability of $129 million at March 31, 2006 is being reduced by a portion of the lease payments over the remaining lease term.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of eight banks totaling $844 million at March 31, 2006. The need for short-term borrowings arises primarily from timing differences between cash flow requirements and the scheduled liquidation of interest-bearing investments. Schwab used such borrowings for three days during the first quarter of 2006, with daily amounts borrowed averaging $135 million. There were no borrowings outstanding under these lines at March 31, 2006.

To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured letter of credit agreements with eight banks in favor of the OCC aggregating $630 million at March 31, 2006. Schwab pays a fee to maintain these arrangements. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging letters of credit

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

(LOCs), in favor of these brokerage clients, which are guaranteed by multiple banks. At March 31, 2006, the outstanding value of these LOCs totaled $215 million. No funds were drawn under these LOCs at March 31, 2006.

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At March 31, 2006, Schwab’s net capital was $1.2 billion (10% of aggregate debit balances), which was $928 million in excess of its minimum required net capital and $578 million in excess of 5% of aggregate debit balances. Schwab has historically targeted net capital to be at least 10% of its aggregate debit balances, which primarily consist of client margin loans.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility which is scheduled to expire in March 2008. The amount outstanding under this facility at March 31, 2006 was $220 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

U.S. Trust

The liquidity needs of U.S. Trust are generally met through deposits from banking clients, equity capital, and borrowings.

The excess cash held in certain Schwab brokerage client accounts is swept into a money market deposit account at U.S. Trust. At March 31, 2006, these balances totaled $739 million.

In addition to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements, USTC’s depository institution subsidiaries have established their own external funding sources. At March 31, 2006, U.S. Trust had $52 million in Trust Preferred Capital Securities outstanding with a fixed interest rate of 8.41%. Certain of USTC’s depository institution subsidiaries have established credit facilities with the Federal Home Loan Bank System (FHLB) totaling $1.6 billion. At March 31, 2006, $600 million was outstanding under these facilities. Additionally, at March 31, 2006, U.S. Trust had $207 million of federal funds purchased.

U.S. Trust also engages in intercompany repurchase agreements with Schwab Bank and Schwab. At March 31, 2006, U.S. Trust had $200 million in repurchase agreements outstanding with both Schwab Bank and Schwab.

CSC provides U.S. Trust with a $300 million short-term credit facility maturing in December 2006. Borrowings under this facility do not qualify as regulatory capital for U.S. Trust. The amount outstanding under this facility was $30 million at March 31, 2006.

U.S. Trust uses interest rate swap agreements (Swaps) with CSC and third parties to hedge the interest rate risk associated with its variable rate deposits from banking clients and short-term borrowings. These Swaps are structured for U.S. Trust to receive a variable rate of interest and pay a fixed rate of interest. At March 31, 2006, these Swaps have a notional value of $1.6 billion and a net derivative asset value of $35 million.

Schwab Bank

Schwab Bank’s current liquidity needs are generally met through deposits from banking clients and equity capital.

The excess cash held in certain Schwab brokerage client accounts is swept into a money market deposit account at Schwab Bank. At March 31, 2006, these balances totaled $6.8 billion.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, CSC provides Schwab Bank with a $100 million short-term credit facility maturing in December 2007. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. No funds were drawn under this facility at March 31, 2006.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Schwab Bank maintains a credit facility with the FHLB. At March 31, 2006, $460 million was available, and no funds were drawn under this facility.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio of less than 20%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at March 31, 2006 was $5.1 billion, up $177 million, or 4%, from December 31, 2005. At March 31, 2006, the Company had long-term debt of $509 million, or 10% of total financial capital, that bears interest at a weighted-average rate of 7.11%. At December 31, 2005, the Company had long-term debt of $514 million, or 10% of total financial capital.

The Company’s cash position (reported as cash and cash equivalents on its condensed consolidated balance sheet) and cash flows are affected by changes in brokerage client cash balances and the associated amounts required to be segregated under federal or other regulatory guidelines. Timing differences between cash and investments actually segregated on a given date and the amount required to be segregated for that date may arise in the ordinary course of business and are addressed by the Company in accordance with applicable regulations. Other factors which affect the Company’s cash position and cash flows include investment activity in securities, levels of capital expenditures, acquisition activity, banking client deposit activity, brokerage and banking client loan activity, financing activity in short-term borrowings and long-term debt, payment of dividends, and repurchases of CSC’s common stock. The combination of these factors can cause significant fluctuations in the levels of cash and cash equivalents during specific time periods. For example, cash and cash equivalents during the first nine months of 2005 decreased by $889 million, or 32%, to $1.9 billion, but during the full year 2005, cash and cash equivalents decreased by just $448 million, or 16%, to $2.3 billion.

In the first quarter of 2006, cash and cash equivalents decreased $107 million, or 5%, to $2.2 billion primarily due to increases in securities available for sale and loans to banking clients, repurchases of common stock, and movements of brokerage client-related funds to meet segregation requirements. These changes were partially offset by increases in deposits from banking clients, primarily related to sweep money market deposit accounts, and short-term borrowings.

The excess cash held in certain Schwab brokerage client accounts is swept into these money market deposit accounts at Schwab Bank or U.S. Trust. At March 31, 2006, these sweep deposit balances totaled $7.5 billion, up $905 million from December 31, 2005. This sweep deposit activity is reflected on the Company’s condensed consolidated statements of cash flows as a cash outflow from payables to brokerage clients (classified as an operating activity) and a cash inflow to deposits from banking clients (classified as a financing activity).

The Company’s capital expenditures were $23 million in each of the first quarters of 2006 and 2005, or 2% of total net revenues for both periods. Capital expenditures in the first quarter of 2006 were primarily for software and equipment relating to the Company’s information technology systems. Capital expenditures as described above include the capitalized costs for developing internal-use software of $9 million in the first quarter of 2006 and $12 million in the first quarter of 2005.

The Company increased its short-term borrowings by $137 million during the first quarter of 2006.

On January 26, 2006, the Board of Directors authorized the repurchase of up to $300 million of CSC’s common stock in addition to the remaining authorization previously granted by the Board of Directors on July 28, 2005. During the first quarter of 2006, CSC repurchased 10 million shares of its common stock for $154 million. CSC repurchased 21 million shares of its common stock for $234 million in the first quarter of 2005. As of March 31, 2006, CSC has authority to repurchase up to $292 million of its common stock.

During the first quarters of 2006 and 2005, the Company paid common stock cash dividends of $32 million and $26 million, respectively.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Off-Balance-Sheet Arrangements

The Company enters into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit and letters of credit. Additionally, the Company enters into guarantees and other similar arrangements as part of the ordinary course of business. For discussion on the Company’s off-balance-sheet arrangements, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and note “9 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements.

RISK MANAGEMENT

For discussion on the Company’s principal risks and some of the policies and procedures for risk identification, assessment, and mitigation, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. For a discussion on liquidity risk, see “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” for additional information relating to market risk.

Given the nature of the Company’s net revenues, expenses, and risk profile, the Company’s earnings and CSC’s common stock price have been and may continue to be subject to significant volatility from period to period. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period. Risk is inherent in the Company’s business. Consequently, despite the Company’s attempts to identify areas of risk, oversee operational areas involving risk, and implement policies and procedures designed to mitigate risk, there can be no assurance that the Company will not suffer unexpected losses due to operating or other risks.

CRITICAL ACCOUNTING POLICIES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to these critical accounting policies during the first quarter of 2006. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) – Share-Based Payment (SFAS No. 123R) on January 1, 2006 (see note “2 – New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements).

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” and other similar expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things, the impact of future stock-based compensation on the Company’s results of operations (see note “3 – Stock Incentive Plans” in the Notes to Condensed Consolidated Financial Statements); the impact of changes in estimated costs related to past restructuring initiatives on the Company’s results of operations (see note “7 – Restructuring Charges and Reserves” in the Notes to Condensed Consolidated Financial Statements); the impact of legal proceedings and regulatory matters (see note “9 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements and Part II – Other Information, Item 1 – Legal Proceedings); net interest expense under interest rate swaps (see note “10 – Financial Instruments Subject to Off-Balance

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Sheet Risk, Credit Risk or Market Risk” in the Notes to Condensed Consolidated Financial Statements); sources of liquidity and capital (see Liquidity and Capital Resources – Liquidity); and capital structure (see Liquidity and Capital Resources – Capital Resources). Achievement of the expressed beliefs, objectives, and expectations described in these statements is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed beliefs, objectives, and expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or, in the case of documents incorporated by reference, as of the date of those documents.

Important factors that may cause such differences are noted in this interim report and include, but are not limited to: adverse results of litigation or regulatory matters; the Company’s ability to sublease certain properties; the amount of loans to the Company’s banking and brokerage clients; the level of the Company’s stock repurchase activity; and changes in revenues and profit margin due to cyclical securities markets and fluctuations in interest rates. Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

THE CHARLES SCHWAB CORPORATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments Held For Trading Purposes

The Company holds fixed income securities, which include municipal and government securities, and corporate bonds, in inventory to meet clients’ trading needs. The fair value of such inventory was $81 million and $74 million at March 31, 2006 and December 31, 2005, respectively. These securities, and the associated interest rate risk, are not material to the Company’s financial position, results of operations, or cash flows.

Financial Instruments Held For Purposes Other Than Trading

Debt Issuances

At both March 31, 2006 and December 31, 2005, CSC had $330 million aggregate principal amount of Medium-Term Notes outstanding, with fixed interest rates ranging from 6.21% to 8.05%. At both March 31, 2006 and December 31, 2005, U.S. Trust had $52 million Trust Preferred Capital Securities outstanding, with a fixed interest rate of 8.41%.

The Company has fixed cash flow requirements regarding these long-term debt obligations due to the fixed rate of interest. The fair values of these obligations at March 31, 2006 and December 31, 2005, based on estimates of market rates for debt with similar terms and remaining maturities, was $402 million and $407 million, respectively, compared to their carrying amounts of $380 million and $384 million, respectively.

Interest Rate Swaps

As part of its consolidated asset and liability management process, the Company utilizes Swaps to manage interest rate risk. For a discussion of such Swaps, see note “10 – Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk” in the Notes to Condensed Consolidated Financial Statements.

Forward Sale and Interest Rate Lock Commitments

For a discussion of Schwab Bank’s forward sale and interest rate lock commitments related to its loans held for sale portfolio, see note “10 – Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk” in the Notes to Condensed Consolidated Financial Statements.

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

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a

THE CHARLES SCHWAB CORPORATION

gradual 200 basis point increase or decrease in interest rates relative to the Company’s current base rate forecast on simulated net interest revenue over the next twelve months at March 31, 2006 and December 31, 2005.

Percentage Increase (Decrease)	March 31, 2006	December 31, 2005
Increase of 200 basis points	5.1%	5.2%
Decrease of 200 basis points	(6.2%)	(5.7%)

While the simulations show a modest change in exposure to rate changes at March 31, 2006 from December 31, 2005, the Company remains positioned to experience increases in net interest revenue as rates rise and decreases as rates fall.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company has been named as a party in various legal actions, and is the subject of various regulatory investigations, including certain matters described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. It is inherently difficult to predict the outcome of these matters, particularly in cases in which claimants seek substantial or unspecified damages, or where investigations or proceedings are at an early stage, and the Company cannot predict with certainty the loss or range of loss that may be incurred from any potential judgment, settlement, or award. However, based on current information and consultation with counsel, management believes that the resolution of these matters will not have a material adverse impact on the financial condition or cash flows of the Company, but could be material to the Company’s operating results for a particular future period, depending on results for that period.

Item 1A.	Risk Factors

During the first quarter of 2006, there have been no material changes to the risk factors in “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

THE CHARLES SCHWAB CORPORATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the first quarter of 2006.

(In millions, except per share amounts)

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
January	3	$ 14.80	3	$ 402
February	5	15.12	5	328
March	2	16.50	2	292

Total	10	$ 15.33	10	$ 292

(1)	All shares were repurchased under authorizations by CSC’s Board of Directors covering up to $300 million and $300 million of common stock publicly announced by the Company on July 29, 2005 and January 26, 2006, respectively. The authorization announced on July 29, 2005 has been exhausted. The remaining authorization does not have an expiration date.

The Company may receive shares to pay the exercise price and/or to satisfy tax withholding obligations by employees who exercise stock options (granted under employee stock incentive plans), which are commonly referred to as stock swap exercises. Such exercises represented less than 500,000 shares per month for each of the months presented in the above table.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

THE CHARLES SCHWAB CORPORATION

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

(1)	Furnished as an exhibit to this quarterly report on Form 10-Q.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	May 5, 2006	/s/ Christopher V. Dodds
Christopher V. Dodds
Executive Vice President and
Chief Financial Officer