Form 10-Q
period 2006-06-30
SCHWAB CHARLES CORP
filed 2006-08-04
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

1,276,697,493 shares of $.01 par value Common Stock

Outstanding on July 25, 2006

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2006

Part I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Revenues
Asset management and administration fees	$642	$552	$1,260	$1,099

Interest revenue	653	464	1,258	876
Interest expense	(235)	(167)	(447)	(305)

Net interest revenue	418	297	811	571

Trading revenue	211	187	438	394
Other	40	51	81	82

Total net revenues	1,311	1,087	2,590	2,146

Expenses Excluding Interest
Compensation and benefits	527	455	1,063	909
Occupancy and equipment	82	81	161	163
Professional services	75	57	143	119
Depreciation and amortization	47	51	95	105
Communications	51	48	100	99
Advertising and market development	59	43	109	79
Restructuring charges	—	—	—	21
Other	58	49	108	102

Total expenses excluding interest	899	784	1,779	1,597

Income from continuing operations before taxes on income	412	303	811	549
Taxes on income	(163)	(117)	(320)	(212)

Income from continuing operations	249	186	491	337
Gain (loss) from discontinued operations, net of tax	2	—	3	(6)

Net Income	$251	$186	$494	$331

Weighted-Average Common Shares Outstanding — Diluted	1,294	1,314	1,295	1,320

Earnings Per Share - Basic
Income from continuing operations	$.20	$.14	$.38	$.26
Gain (loss) from discontinued operations, net of tax	—	—	.01	(.01)
Net income	$.20	$.14	$.39	$.25
Earnings Per Share - Diluted
Income from continuing operations	$.19	$.14	$.38	$.26
Gain (loss) from discontinued operations, net of tax	—	—	—	(.01)
Net income	$.19	$.14	$.38	$.25

Dividends Declared Per Common Share	$.030	$.022	$.055	$.042

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$3,029	$2,330
Cash and investments segregated and on deposit for federal or other regulatory purposes(1) (including resale agreements of $4,562 in 2006 and $8,073 in 2005)	11,737	15,259
Securities owned — at market value (including securities pledged of $3 in 2006 and $5 in 2005)	8,848	6,857
Receivables from brokers, dealers, and clearing organizations	634	820
Receivables from brokerage clients — net	10,931	10,780
Loans to banking clients — net	8,927	8,506
Loans held for sale	24	17
Equipment, office facilities, and property — net	705	797
Goodwill	809	809
Intangible assets — net	138	143
Other assets	1,084	1,033

Total	$46,866	$47,351

Liabilities and Stockholders’ Equity
Deposits from banking clients	$15,668	$14,108
Drafts payable	195	225
Payables to brokers, dealers, and clearing organizations	1,735	1,294
Payables to brokerage clients	21,519	24,700
Accrued expenses and other liabilities	1,279	1,388
Short-term borrowings (including federal funds purchased of $406 in 2006 and $71 in 2005)	1,402	672
Long-term debt	466	514

Total liabilities	42,264	42,901

Stockholders’ equity:
Preferred stock — 9,940,000 shares authorized; $.01 par value per share; none issued	—	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,392,091,544 shares issued	14	14
Additional paid-in capital	1,838	1,827
Retained earnings	4,270	3,847
Treasury stock — 116,624,452 and 101,377,515 shares in 2006 and 2005, respectively, at cost	(1,459)	(1,124)
Unamortized stock-based compensation	—	(81)
Accumulated other comprehensive loss	(61)	(33)

Total stockholders’ equity	4,602	4,450

Total	$46,866	$47,351

(1)	Amounts included represent actual balances on deposit, whereas cash and investments required to be segregated for federal or other regulatory purposes at June 30, 2006 and December 31, 2005, excluding $200 million of intercompany repurchase agreements, were $12,135 million and $14,974 million, respectively. On July 5, 2006, and January 4, 2006, the Company deposited a net amount of $725 million and $92 million, respectively, into its segregated reserve bank accounts.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$494	$331
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss from discontinued operations, net of tax	(3)	6
Depreciation and amortization	95	105
Stock-based compensation expense	24	11
Excess tax benefits from stock-based compensation	(34)	5
Deferred income taxes	(1)	8
Other	(13)	12
Originations of loans held for sale	(358)	(301)
Proceeds from sales of loans held for sale	371	286
Net change in:
Cash and investments segregated and on deposit for federal or other regulatory purposes	3,522	1,662
Securities owned (excluding securities available for sale)	165	57
Receivables from brokers, dealers, and clearing organizations	186	9
Receivables from brokerage clients	(152)	(92)
Other assets	(3)	(8)
Drafts payable	(30)	(114)
Payables to brokers, dealers, and clearing organizations	441	82
Payables to brokerage clients	(3,181)	(1,775)
Accrued expenses and other liabilities	(77)	(166)

Net cash provided by operating activities	1,446	118

Cash Flows from Investing Activities
Purchases of securities available for sale	(3,373)	(1,268)
Proceeds from sales of securities available for sale	81	170
Proceeds from maturities, calls, and mandatory redemptions of securities available for sale	1,068	695
Net increase in loans to banking clients	(441)	(754)
Purchase of equipment, office facilities, and property	(59)	(54)
Proceeds from sales of equipment, office facilities, and property	62	2
Proceeds from sale of subsidiaries and investments — net	15	(2)

Net cash used for investing activities	(2,647)	(1,211)

Cash Flows from Financing Activities
Net change in deposits from banking clients	1,560	867
Net change in short-term borrowings	730	495
Excess tax benefits from stock-based compensation	34	—
Repayment of long-term debt	(40)	(15)
Dividends paid	(71)	(55)
Purchase of treasury stock	(455)	(389)
Proceeds from stock options exercised and other	142	28

Net cash provided by financing activities	1,900	931

(Increase) Decrease in Cash and Cash Equivalents	699	(162)
Cash and Cash Equivalents at Beginning of Period	2,330	2,778

Cash and Cash Equivalents at End of Period	$3,029	$2,616

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

1.	Basis of Presentation

The Charles Schwab Corporation (CSC) is a financial holding company engaged, through its subsidiaries, in securities brokerage, banking, and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 303 domestic branch offices in 45 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, U.K. In addition, Schwab serves clients in Hong Kong through one of CSC’s subsidiaries. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services with 33 offices in 13 states. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab’s proprietary mutual funds, CyberTrader, Inc., an electronic trading technology and brokerage firm providing services to highly active, online traders, and Charles Schwab Bank, N.A. (Schwab Bank), a retail bank.

The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in conformity with generally accepted accounting principles in the U.S. (GAAP). All adjustments were of a normal recurring nature. Certain prior-year amounts have been reclassified to conform to the 2006 presentation. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period.

2.	New Accounting Standards

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) – Share-Based Payment (SFAS No. 123R) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment arrangements including employee and director stock option and restricted stock awards. SFAS No. 123R supersedes the accounting treatments the Company had previously applied for the recognition of expense for stock-based compensation under Accounting Principles Board Opinion No. 25 – Accounting for Stock Issued to Employees (APB No. 25) and the disclosure guidelines of Statement of Financial Accounting Standards No. 123 – Accounting for Stock-Based Compensation (SFAS No. 123). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107) relating to certain issues surrounding the implementation of SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

The Company adopted SFAS No. 123R using a modified prospective transition method, under which this accounting standard applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost is recognized for the unvested portion of awards outstanding on January 1, 2006 over their remaining vesting period. Prior periods have not been restated. As a result of the adoption of SFAS No. 123R, the Company’s income from continuing operations before income taxes, income from continuing operations, and net income for the quarter ended June 30, 2006, were $4 million, $2 million, and $2 million lower, respectively, than under the Company’s previous accounting method for share-based compensation. The Company’s income from continuing operations before income taxes, income from continuing operations, and net income for the six months ended June 30, 2006, were $7 million, $4 million, and $4 million lower, respectively, than under the Company’s previous accounting method for share-based compensation. When calculated under the Company’s previous accounting method, basic and diluted earnings per share (EPS) for the second quarter of 2006 were unchanged and $.01 higher, respectively, and for the first half of 2006 were unchanged.

Stock-based compensation expense for the first half of 2006 is based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and revised in subsequent periods if actual forfeitures differ from those estimates. For periods prior to 2006, the Company recognized forfeitures as they occurred. Upon adoption of SFAS No. 123R, the Company recorded an immaterial cumulative adjustment to estimate forfeitures for unvested stock awards outstanding at January 1, 2006.

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

Emerging Issues Task Force Issue (EITF) No. 06-02 – Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 – Accounting for Compensated Absences, was ratified by the FASB in June 2006 and is effective beginning January 1, 2007. This EITF requires the recognition of compensation expense associated with a sabbatical leave or other similar benefit arrangement that does not vest over the requisite service period. The Company currently records compensation expense related to its sabbatical program in the period the sabbatical is taken by an employee. As a result of this change in accounting principle, the Company will record a charge, net of estimated forfeitures, to retained earnings as of January 1, 2007 of approximately $20 million after tax. This accounting change is not expected to have a material impact on the Company’s results of operations, EPS, or cash flows.

Financial Accounting Standards Board Interpretation (FIN) No. 48 – Accounting for Uncertainty in Tax Positions - An Interpretation of SFAS No. 109, was issued in July 2006 and is effective beginning January 1, 2007. This Interpretation provides new requirements for the recognition, measurement, and disclosure in the financial statements of a tax position taken or expected to be taken in a tax return when there is uncertainty about whether that tax position will ultimately be sustained. The adoption of FIN No. 48 is not expected to have a material impact on the Company’s financial position, results of operations, EPS, or cash flows.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

3.	Stock Incentive Plans

A summary of the Company’s stock-based compensation expense and related income tax benefit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock option expense	$4	$1	$10	$2
Restricted stock expense	8	4	14	9

Total stock-based compensation (1)	$12	$5	$24	$11

Income tax benefit on stock-based compensation	$4	$2	$9	$4

(1)	Effective January 1, 2006, stock-based compensation is computed net of expected forfeitures.

The Company issues shares for stock options and restricted stock awards from treasury stock. At June 30, 2006, the Company was authorized to grant up to 41 million common shares under its existing stock incentive plans.

As of June 30, 2006, there was $75 million of total unrecognized compensation cost, net of forfeitures, related to outstanding stock option and restricted stock awards, which is expected to be recognized through 2011 with a remaining weighted-average period of 1.6 years.

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

The Company’s stock option activity is summarized below:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	115	$ 15.33
Granted (1)	—	$ 15.79
Exercised	(9)	$ 10.62
Forfeited	(1)	$ 9.99
Expired	(1)	$ 25.15

Outstanding at March 31, 2006	104	$ 15.70	4.33	$ 406

Granted (1)	—	$ 16.56
Exercised	(3)	$ 10.89
Forfeited	(1)	$ 9.69
Expired	(1)	$ 25.28

Outstanding at June 30, 2006	99	$ 15.75	4.07	$ 295

Vested and exercisable at June 30, 2006	86	$ 16.48	3.81	$ 228

(1)	Less than 500,000 options were granted during each of the first two quarters of 2006.

The aggregate intrinsic value in the table above represents the difference between CSC’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

The weighted-average fair value of options granted during each of the second quarters of 2006 and 2005 was $4.61 and $3.24 per share, respectively. Cash received from options exercised for each of the second quarters of 2006 and 2005 was $43 million and $16 million, respectively. The total tax benefits recognized from the exercise of employee stock options during each of the second quarters of 2006 and 2005 was $10 million and $3 million, respectively. The total intrinsic value of options exercised during each of the second quarters of 2006 and 2005 was $25 million and $6 million, respectively.

The weighted-average fair value of options granted during each of the first halves of 2006 and 2005 was $4.55 and $3.13 per share, respectively. Cash received from options exercised for each of the first halves of 2006 and 2005 was $142 million and $28 million, respectively. The total tax benefits recognized from the exercise of employee stock options during each of the first halves of 2006 and 2005 was $30 million and $5 million, respectively. The total intrinsic value of options exercised during each of the first halves of 2006 and 2005 was $79 million and $13 million, respectively.

Management uses a binomial option pricing model for all options granted on or after January 1, 2004. The fair values of stock options granted prior to January 1, 2004 were determined using the Black-Scholes model. The binomial model takes into account the contractual term of the stock option and similar inputs to a Black-Scholes model such as expected volatility, dividend yield, and risk-free interest rate. Expected volatility is based on the implied volatility of publicly-traded options on CSC’s stock. Dividend yield is based on the average historical CSC dividend yield. The risk-free interest rate is based on the yield of a U.S. Treasury zero-coupon issue with a remaining term equal to the contractual term of the option. Management uses historical option exercise data, which includes employee termination data to estimate future option exercise probability. Management uses the Black-Scholes model to solve for the expected life of options valued with the binomial model. The assumptions used to value the Company’s options and their expected life were as follows:

	Three Months Ended March 31,		Three Months Ended June 30,
	2006	2005	2006	2005
Expected dividend yield	.46 - .48%	.48%	.46%	.48%
Weighted-average expected dividend yield	.47%	.48%	.46%	.48%
Expected volatility	29 - 31%	32%	29 - 30%	31 - 32%
Weighted-average expected volatility	30%	32%	29%	32%
Risk-free interest rate	4.3 - 4.7%	3.1 - 4.4%	4.9 - 5.1%	3.7 - 4.5%
Expected life (in years)	2.8 - 4.0	1.0 - 4.0	2.7 - 4.0	2.4 - 3.9

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Expense for stock-based compensation (after-tax):
As reported	$ 3	$ 7
Pro forma (1)	$ 12	$ 30

Net income:
As reported	$ 186	$ 331
Pro forma	$ 177	$ 308

Basic EPS:
As reported	$ .14	$ .25
Pro forma	$ .14	$ .24
Diluted EPS:
As reported	$ .14	$ .25
Pro forma	$ .14	$ .23

(1)	Includes pro forma compensation expense related to stock options granted during the three- and six-month periods presented and prior periods.

Restricted Stock Plans

The Company’s stock incentive plans provide for granting restricted stock awards to employees and officers. Restricted stock awards are restricted from transfer or sale and generally vest annually over a four-year period, but some vest based upon the Company or one of its subsidiaries achieving certain financial or other measures. The fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant and is generally amortized to compensation expense on a straight-line basis over the requisite service period. The total fair value of the restricted stock awards that vested during each of the second quarters of 2006 and 2005 was $7 million and $4 million, respectively. The total fair value of the restricted stock awards that vested during each of the first halves of 2006 and 2005 was $27 million and $21 million, respectively.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

The Company’s restricted stock awards activity is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2005	8	$ 11.76
Granted (1)	—	$ 16.03
Vested	(1)	$ 8.64
Forfeited (1)	—	$ 11.81

Outstanding at March 31, 2006	7	$ 12.38

Granted (1)	—	$ 17.03
Vested (1)	—	$ 9.95
Forfeited (1)	—	$ 11.84

Outstanding at June 30, 2006	7	$ 12.72

(1)	Less than 500,000 restricted stock awards were granted or forfeited in the first quarter of 2006. Less than 500,000 restricted stock awards were granted, vested, or forfeited during the second quarter of 2006.

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

The following table summarizes the components of the net periodic benefit expense related to the Pension Plan and health care and life insurance benefits:

	2006		2005
Three months ended June 30,	Pension Plan	Health & Life	Pension Plan	Health & Life
Service cost and expenses	$ 3	$ —	$ 3	$ —
Interest cost	5	1	5	1
Expected return on plan assets	(7)	—	(7)	—
Amortization of prior service cost	(1)	—	(1)	—
Amortization of net loss	1	—	1	—

Net periodic benefit expense	$ 1	$ 1	$ 1	$ 1

	2006		2005
Six months ended June 30,	Pension Plan	Health & Life	Pension Plan	Health & Life
Service cost and expenses	$ 6	$ —	$ 6	$ —
Interest cost	10	1	9	1
Expected return on plan assets	(14)	—	(13)	—
Amortization of prior service cost	(2)	—	(2)	—
Amortization of net loss	2	—	3	—

Net periodic benefit expense	$ 2	$ 1	$ 3	$ 1

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

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$ 251	$ 186	$ 494	$ 331
Other comprehensive income (loss):
Change in unrealized gain (loss) on cash flow hedging instruments:
Unrealized gain (loss)	9	(8)	20	2
Income tax (expense) benefit	(4)	3	(9)	(1)

Net	5	(5)	11	1

Change in unrealized gain (loss) on securities available for sale:
Unrealized gain (loss)	(32)	26	(69)	(12)
Income tax (expense) benefit	13	(10)	30	5

Net	(19)	16	(39)	(7)

Foreign currency translation adjustment	—	(1)	—	(1)

Total	(14)	10	(28)	(7)

Comprehensive income	$ 237	$ 196	$ 466	$ 324

6.	Earnings Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$ 251	$ 186	$ 494	$ 331

Weighted-average common shares outstanding – basic	1,278	1,300	1,280	1,305
Common stock equivalent shares related to stock incentive plans	16	14	15	15

Weighted-average common shares outstanding – diluted (1)	1,294	1,314	1,295	1,320

Basic EPS:
Income from continuing operations	$ .20	$ .14	$ .38	$ .26
Gain (loss) from discontinued operations, net of tax	—	—	.01	(.01)
Net income	$ .20	$ .14	$ .39	$ .25

Diluted EPS:
Income from continuing operations	$ .19	$ .14	$ .38	$ .26
Gain (loss) from discontinued operations, net of tax	—	—	—	(.01)
Net income	$ .19	$ .14	$ .38	$ .25

(1)	Antidilutive stock options excluded from the calculation of diluted earnings per share were 34 million and 69 million shares for the second quarters of 2006 and 2005, respectively, and 35 million and 70 million shares for the first halves of 2006 and 2005, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

7.	Restructuring Charges and Reserves

In the first half of 2005, the Company recorded pre-tax restructuring charges of $21 million primarily comprised of severance costs related to its past restructuring initiatives. These past restructuring initiatives were completed in the first half of 2005.

A summary of the activity in the facilities restructuring reserve related to the Company’s past restructuring initiatives for the second quarter and first half of 2006 is as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Beginning balance	$ 131	$ 145
Cash payments	(13)	(29)
Other (1)	2	4

Ending balance at June 30, 2006 (2)	$ 120	$ 120

(1)	Primarily includes the accretion of facilities restructuring reserves, which are initially recorded at net present value. Accretion expense is recorded in occupancy and equipment expense on the Company’s condensed consolidated statements of income.

(2)	The Company expects to substantially utilize the remaining facilities restructuring reserve through cash payments for the net lease expense over the respective lease terms through 2017.

The actual costs of these restructuring initiatives could differ from the estimated costs, depending primarily on the Company’s ability to sublease properties.

The Company expects to substantially utilize the remaining workforce restructuring reserve of $1 million at June 30, 2006 through cash payments for severance pay and benefits through the remainder of 2006.

In addition to the facilities restructuring reserves discussed above, the Company retained certain restructuring-related obligations following the sales of its capital market business and Charles Schwab Europe in 2004 and 2003, respectively, and recorded reserves for severance, facilities leases and systems. A summary of the activity in the remaining facilities restructuring reserve for the second quarter and first half of 2006 is as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Beginning balance	$ 20	$ 24
Restructuring charges (1)	(2)	(4)
Cash payments	(1)	(3)

Ending balance at June 30, 2006 (2)	$ 17	$ 17

(1)	Included in gain from discontinued operations on the Company’s condensed consolidated statements of income.

(2)	The Company expects to substantially utilize the remaining facilities restructuring reserve through cash payments for the net lease expense over the respective lease terms through 2015.

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

		2006		2005
June 30,		Amount	Ratio(1)	Amount	Ratio(1)
Tier 1 Capital:	Company	$ 3,746	15.4%	$ 3,427	16.2%
	U.S. Trust	$ 818	13.6%	$ 735	13.7%
	United States Trust NA (2)	$ 754	12.9%	—	—
	U.S. Trust NY (2)	—	—	$ 418	10.3%
	U.S. Trust NA (2)	—	—	$ 284	22.9%
	Schwab Bank	$ 625	16.9%	$ 437	21.5%

Total Capital:	Company	$ 3,776	15.5%	$ 3,459	16.3%
	U.S. Trust	$ 844	14.1%	$ 759	14.2%
	United States Trust NA (2)	$ 780	13.4%	—	—
	U.S. Trust NY (2)	—	—	$ 439	10.8%
	U.S. Trust NA (2)	—	—	$ 288	23.1%
	Schwab Bank	$ 629	17.0%	$ 439	21.6%

Leverage:	Company	$ 3,746	8.1%	$ 3,427	7.6%
	U.S. Trust	$ 818	8.1%	$ 735	7.3%
	United States Trust NA (2)	$ 754	7.6%	—	—
	U.S. Trust NY (2)	—	—	$ 418	5.8%
	U.S. Trust NA (2)	—	—	$ 284	9.4%
	Schwab Bank	$ 625	7.1%	$ 437	8.6%

(1)	Minimum tier 1 capital, total capital, and tier 1 leverage ratios are 4%, 8%, and 3%-5%, respectively, for bank holding companies and banks. Additionally, Schwab Bank was subject to a minimum tier 1 leverage ratio of 8% for its first three years of operations (i.e., through April 2006). Well-capitalized tier 1 capital, total capital, and tier 1 leverage ratios are 6%, 10%, and 5%, respectively.

(2)	In the first quarter of 2006, U.S. Trust NY and U.S. Trust NA merged into a single national bank named United States Trust NA.

Based on their respective regulatory capital ratios at June 30, 2006 and 2005, the Company, U.S. Trust, United States Trust NA, and Schwab Bank are considered well capitalized (the highest category) pursuant to banking regulatory guidelines.

Schwab is subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule). Schwab computes net capital under the alternative method permitted by this Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. At June 30, 2006, 2% of aggregate debits was $227 million, which exceeded the minimum dollar requirement for Schwab of $250,000. At June 30, 2006, Schwab’s net capital was $1.1 billion (10% of aggregate debit balances), which was $894 million in excess of its minimum required net capital and $554 million in excess of 5% of aggregate debit balances. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

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

The Company provides certain indemnifications (i.e., protection against damage or loss) to counterparties in connection with the disposition of certain of its assets. Such indemnifications typically relate to title to the assets transferred, ownership of intellectual property rights (e.g., patents), accuracy of financial statements, compliance with laws and regulations, failure to pay, satisfy or discharge any liability, or to defend claims, as well as errors, omissions, and misrepresentations. Additionally, the Company has guaranteed certain payments in the event of a termination of certain mutual fund sub-advisor agreements, related to the adoption of AXA Rosenberg LLC’s U.S. family of mutual funds, known as the Laudus Funds. These indemnification agreements have various expiration dates and the Company’s liability under these agreements is generally limited. At June 30, 2006, the Company’s maximum potential liability under the indemnification agreements with limits is approximately $200 million. The Company has a liability of approximately $30 million reflecting the estimated fair value of these indemnifications. The fair value of these indemnifications is not necessarily indicative of amounts that would be paid in the event a payment was required.

LOCs are conditional commitments issued by U.S. Trust to guarantee the performance of a client to a third party. For example, LOCs can be used to guarantee performance under lease and other agreements by professional business corporations and for other purposes. The credit risk involved in issuing LOCs is essentially the same as that involved in extending loans. LOCs are generally partially or fully collateralized by cash, marketable equity securities, marketable debt securities (including corporate and U.S. Treasury debt securities), and other assets. At June 30, 2006, U.S. Trust had LOCs outstanding totaling $248 million which are short-term in nature and generally expire within one year. At June 30, 2006, the liability recorded for these LOCs is immaterial.

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company satisfies the margin requirements by arranging LOCs, in favor of the clearing houses, that are issued by multiple banks. At June 30, 2006, the commitment amount of these LOCs totaled $830 million. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, that are issued by multiple banks. At June 30, 2006, the commitment amount of these LOCs totaled $215 million. No funds were drawn under these LOCs at June 30, 2006.

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

Legal contingencies: The Company and its affiliates have been named in various legal proceedings arising from the conduct of their business. Some of these legal actions include claims for substantial or unspecified damages. The Company believes it has strong defenses and is vigorously contesting such actions. The Company is also involved, from time to time, in investigations and proceedings by regulatory and other governmental agencies, which may result in adverse judgments, fines, or penalties. It is inherently difficult to predict the outcome of these matters, particularly in cases in which claimants seek substantial or unspecified damages, or where investigations or proceedings are at an early stage, and the Company cannot

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

predict with certainty the loss or range of loss that may be incurred from any potential judgment, settlement, or award. However, based on current information and consultation with counsel, management believes that the resolution of these matters will not have a material adverse impact on the financial condition or cash flows of the Company, but could be material to the Company’s operating results for a particular future period, depending on results for that period.

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

U.S. Trust uses LIBOR-based Swaps to hedge the interest rate risk associated with its variable rate deposits from banking clients and short-term borrowings. The Swaps are structured for U.S. Trust to receive a variable rate of interest and pay a fixed rate of interest. Information on these Swaps is summarized in the following table:

	June 30, 2006	December 31, 2005
Notional principal amount	$ 1,160	$ 1,160
Weighted-average variable interest rate	5.25%	4.36%
Weighted-average fixed interest rate	4.28%	4.28%
Weighted-average maturity (in years)	2.3	2.8

These Swaps have been designated as cash flow hedges under SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities, with changes in their fair values primarily recorded in other comprehensive income (loss), a component of stockholders’ equity. At June 30, 2006, U.S. Trust recorded a derivative asset of $36 million and a derivative liability of $1 million related to these Swaps. At December 31, 2005, U.S. Trust recorded a derivative asset of $17 million and a derivative liability of $3 million related to these Swaps. Based on current interest rate assumptions and assuming no additional Swap agreements are entered into, U.S. Trust expects to reclassify approximately $17 million, or $10 million after tax, from other comprehensive loss as a reduction to interest expense over the next twelve months.

CSC uses Swaps to effectively convert the interest rate characteristics of a portion of its Medium-Term Notes from fixed to variable. These Swaps are structured for CSC to receive a fixed rate of interest and pay a variable rate of interest based on the three-month LIBOR rate. The variable interest rates reset every three months. Information on these Swaps is summarized in the following table:

	June 30, 2006	December 31, 2005
Notional principal amount	$ 253	$ 293
Weighted-average variable interest rate	7.78%	6.86%
Weighted-average fixed interest rate	7.78%	7.57%
Weighted-average maturity (in years)	3.2	3.3

These Swaps have been designated as fair value hedges under SFAS No. 133, and are recorded on the Company’s condensed consolidated balance sheets. Changes in the fair value of the Swaps are offset by changes in fair value of the hedged Medium-Term Notes. At June 30, 2006 and December 31, 2005, CSC recorded a derivative liability of $3 million and a derivative

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

asset of $2 million, respectively, for these Swaps. The carrying value of the Medium-Term Notes was decreased by $3 million and increased by $2 million, at June 30, 2006 and December 31, 2005, respectively.

Forward sale and interest rate lock commitments: Schwab Bank’s loans held for sale portfolio consists of fixed- and adjustable-rate mortgages, which are subject to a loss in value when market interest rates rise. Schwab Bank uses forward sale commitments to manage this risk. These forward sale commitments have been designated as cash flow hedging instruments of the loans held for sale. Accordingly, the fair values of these forward sale commitments are recorded on the Company’s condensed consolidated balance sheet, with gains or losses recorded in other comprehensive income (loss). At both June 30, 2006 and December 31, 2005, the derivative asset and liability recorded by Schwab Bank for these forward sale commitments was immaterial.

Additionally, Schwab Bank uses forward sale commitments to hedge interest rate lock commitments issued on mortgage loans that will be held for sale. Schwab Bank considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely based on changes in market interest rates. Any changes in fair value of the interest rate lock commitments are completely offset by changes in fair value of the related forward sale commitments. Schwab Bank had interest rate lock commitments on mortgage loans to be held for sale with principal balances totaling approximately $115 million and $112 million at June 30, 2006 and December 31, 2005, respectively. At both June 30, 2006 and December 31, 2005, the derivative asset and liability recorded by Schwab Bank for these interest rate lock commitments and the related forward sale commitments was immaterial.

11.	Segment Information

The Company structures its segments according to its various types of clients and the services provided to those clients. These segments have been aggregated, based on similarities in economic characteristics, types of clients, services provided, distribution channels, and regulatory environment, into three reportable segments – Schwab Investor Services, Schwab Institutional®, and U.S. Trust.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

Financial information for the Company’s reportable segments is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues:
Schwab Investor Services	$ 828	$ 657	$ 1,630	$ 1,304
Schwab Institutional	243	194	481	385
U.S. Trust	217	201	440	408
Unallocated and other (1)	23	35	39	49

Total net revenues	$ 1,311	$ 1,087	$ 2,590	$ 2,146

Income from continuing operations before taxes on income:
Schwab Investor Services	$ 270	$ 187	$ 516	$ 338
Schwab Institutional	97	75	206	150
U.S. Trust (2)	35	22	73	57
Unallocated and other (3)	10	19	16	4

Income from continuing operations before taxes on income	412	303	811	549
Taxes on income	(163)	(117)	(320)	(212)
Gain (loss) from discontinued operations, net of tax	2	—	3	(6)

Net income	$ 251	$ 186	$ 494	$ 331

(1)	Includes mutual fund clearing services revenues, and gains (losses) on investments.

(2)	Consistent with the Company’s activity-based methodology of allocating certain support costs to each of its reportable segments, amounts include costs (e.g., corporate and general administrative expenses) of $10 million and $12 million in the second quarters of 2006 and 2005, respectively, and $18 million and $22 million for the first halves of 2006 and 2005, respectively, allocated to U.S. Trust.

(3)	Includes pre-tax restructuring charges of $21 million in the first half of 2005.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

12.	Supplemental Cash Flow Information

Certain information affecting the cash flows of the Company is presented in the following table:

	Six Months Ended June 30,
	2006	2005
Income taxes paid	$ 270	$ 151

Interest paid:
Brokerage client cash balances	$ 218	$ 174
Deposits from banking clients	175	84
Short-term borrowings	21	18
Long-term debt	14	13
Other	10	8

Total interest paid	$ 438	$ 297

Non-cash investing and financing activities:
Reclassification of loans to banking clients to loans held for sale	$ 19	—
Securities available for sale (1)	—	$ 35
Treasury stock (1)	—	$ 12

(1)	Amount purchased during the period, but settled after period end.

13.	Subsequent Event

Subsequent to June 30, 2006, Schwab received $25 million related to the confidential resolution of a legal matter which will be recorded in other revenue in the Company’s condensed consolidated statements of income in the third quarter of 2006.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key financial and non-financial metrics in evaluating the Company’s financial position and operating performance. Results for the second quarters and first halves of 2006 and 2005 are shown in the following table:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2006	2005		2006	2005
Client Activity Metrics:
Net new client assets (in billions)	$ 21.6	$ 11.2	93%	$ 49.7	$ 27.3	82%
Client assets (in billions, at quarter end)	$ 1,277.8	$ 1,105.6	16%
Clients’ daily average trades (in thousands)	284.2	198.0	44%	296.7	204.5	45%

Company Financial Metrics:
Net revenue growth from prior year’s period	21%	5%		21%	—
Pre-tax profit margin from continuing operations	31.4%	27.9%		31.3%	25.6%
Return on stockholders’ equity	22%	17%		22%	15%
Annualized net revenue per average full-time equivalent employee (in thousands)	$ 373	$ 317	18%	$ 368	$ 309	19%

During the second quarter of 2006, despite a decline in the broad market indices, the Company continued to strengthen its operating and financial performance. Assets in client accounts were $1.278 trillion at June 30, 2006, up 16% from a year ago. Net new client assets of $21.6 billion for the second quarter of 2006 were up 93% from the year-ago level. Net revenues grew on a year-over-year basis, rising by 21% compared to the second quarter of 2005. This increase was primarily due to higher interest rate spreads resulting from the higher interest rate environment, as well as growth in client assets. These factors contributed to a 22% increase in asset-based and other revenues (which include asset management and administration fees, net interest revenue, and other revenues) to a record $1.1 billion. Total expenses in the second quarter of 2006 increased $115 million, or 15%, compared to the second quarter of 2005, primarily due to higher compensation and benefits expense, professional services expense, and advertising and market development expense. Pre-tax profit margin from continuing operations was a record 31.4%, which represents an increase from 27.9% in the second quarter of 2005. Net income grew to $251 million, up 35% compared to the second quarter of 2005. Return on stockholders’ equity increased to 22% in the second quarter of 2006, compared to 17% in the second quarter of 2005, as earnings grew and the Company continued to actively manage its capital base. In the second quarter of 2006, annualized net revenue per average full-time equivalent employee reached a record level of $373,000, up 18% from the second quarter of 2005 due to revenue growth and stable staffing levels.

Subsequent Event

On July 25, 2006, the Board of Directors authorized the repurchase of up to $500 million of CSC’s common stock.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

QUARTERLY RESULTS OF OPERATIONS

	Three Months Ended June 30,		Percent Change
	2006	2005
Asset-based and other revenues, net of interest expense	$1,100	$900	22%
Trading revenue	211	187	13%

Total net revenues	1,311	1,087	21%
Expenses excluding interest	899	784	15%

Income from continuing operations before taxes on income	412	303	36%
Taxes on income	(163)	(117)	39%

Income from continuing operations	249	186	34%
Gain from discontinued operations, net of tax	2	—	n/m

Net income	$251	$186	35%

Earnings per share – diluted	$.19	$.14	36%
Pre-tax profit margin from continuing operations	31.4%	27.9%
Effective income tax rate on income from continuing operations	39.6%	38.6%

n/m	Not meaningful.

The increase in asset-based and other revenues was due to increases in net interest revenue, resulting primarily from higher levels of market interest rates and loans to clients, and asset management and administration fees, resulting primarily from higher levels of client assets and higher asset-based fees from certain client relationships.

The increase in expenses excluding interest was mainly due to higher compensation and benefits expense, professional services expense, and advertising and market development expense. The increase in the effective income tax rate from the second quarter of 2005 was primarily due to tax credits in 2005 and higher state taxes in 2006.

In June 2006, the Company announced several changes to its commission rates and account service fees, including a reduction of its online equity, bond, and option commissions and elimination of certain account service fees. Depending on the Company’s actual client trading patterns and based on the Company’s then-current account base, management has estimated that the impact of these changes could be a reduction of up to $25 million of quarterly revenues.

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

As detailed in note “11 – Segment Information” in the Notes to Condensed Consolidated Financial Statements, income from continuing operations before taxes on income was $412 million for the second quarter of 2006, up $109 million, or 36%, from the second quarter of 2005 primarily due to increases of $83 million, or 44%, in the Schwab Investor Services segment and $22 million, or 29%, in the Schwab Institutional segment. The increase in the Schwab Investor Services segment was primarily due to growth in net interest revenue and higher asset management and administrative fees combined with revenue growth outpacing expense growth. The increase in the Schwab Institutional segment was primarily due to higher asset management and administrative fees, related to net new client asset growth and higher equity valuations, and higher net interest revenue.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Net Revenues

The Company categorizes its revenues as either asset-based and other revenues or trading revenue. As shown in the following table, asset-based and other revenues, trading revenue, and total net revenues increased in the second quarter of 2006 from the second quarter of 2005.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Sources of Net Revenues

Three Months Ended June 30,

		2006		2005
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset-based and other revenues
Asset management and administration fees
Mutual fund service fees:
Proprietary funds (Schwab Funds®, Excelsior®, and Laudus FundsTM)	18%	$261	20%	$222	20%
Mutual Fund OneSource®	21%	130	10%	107	10%
Other	14%	16	1%	14	2%
Investment management and trust fees	18%	184	14%	156	14%
Other	(4%)	51	4%	53	5%

Asset management and administration fees	16%	642	49%	552	51%

Net interest revenue
Interest revenue:
Margin loans to clients	39%	212	16%	152	14%
Investments, client-related	24%	159	12%	128	12%
Loans to banking clients	40%	126	10%	90	8%
Securities available for sale	91%	101	8%	53	5%
Other	34%	55	4%	41	4%

Interest revenue	41%	653	50%	464	43%
Interest expense:
Brokerage client cash balances	14%	107	8%	94	9%
Deposits from banking clients	92%	98	7%	51	5%
Long-term debt	13%	9	1%	8	1%
Short-term borrowings	67%	15	1%	9	1%
Other	20%	6	1%	5	—

Interest expense	41%	235	18%	167	16%

Net interest revenue	41%	418	32%	297	27%

Other	(22%)	40	3%	51	5%

Total asset-based and other revenues	22%	1,100	84%	900	83%

Trading revenue
Commissions	20%	194	15%	162	15%
Principal transactions	(32%)	17	1%	25	2%

Total trading revenue	13%	211	16%	187	17%

Total net revenues	21%	$1,311	100%	$1,087	100%

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

While the Schwab Investor Services and Schwab Institutional segments generate both asset-based and other revenues and trading revenue, the U.S. Trust segment generates primarily asset-based and other revenues. Net revenues by segment are as shown in the following table:

	Three Months Ended June 30,		Percent Change
	2006	2005
Schwab Investor Services	$828	$657	26%
Schwab Institutional	243	194	25%
U.S. Trust	217	201	8%
Unallocated and other	23	35	(34%)

Total net revenues	$1,311	$1,087	21%

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

The increase in asset management and administration fees from the second quarter of 2005 was primarily due to higher levels of client assets and higher asset-based fees from certain client relationships, including increases in average assets in Schwab’s Mutual Fund OneSource service.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Client-related daily average balances, interest rates, and average net interest spread for the second quarters of 2006 and 2005 are summarized in the following table:

	Three Months Ended June 30,
	2006	2005
Interest-Earning Assets (client-related and other):
Investments (client-related):
Average balance outstanding	$13,437	$17,645
Average interest rate	4.75%	2.91%
Margin loans to clients:
Average balance outstanding	$10,481	$9,506
Average interest rate	8.12%	6.42%
Loans to banking clients:
Average balance outstanding	$8,752	$7,385
Average interest rate	5.77%	4.89%
Securities available for sale:
Average balance outstanding	$8,115	$5,255
Average interest rate	4.97%	4.01%
Average yield on interest-earning assets	5.88%	4.26%

Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
Average balance outstanding	$18,673	$22,450
Average interest rate	2.32%	1.69%
Interest-bearing banking deposits:
Average balance outstanding	$14,653	$11,263
Average interest rate	2.71%	1.80%
Other interest-bearing sources:
Average balance outstanding	$2,020	$1,654
Average interest rate	2.28%	2.34%
Average noninterest-bearing portion	$5,439	$4,424
Average interest rate on funding sources	2.15%	1.56%

Summary:
Average yield on interest-earning assets	5.88%	4.26%
Average interest rate on funding sources	2.15%	1.56%

Average net interest spread	3.73%	2.70%

The increase in net interest revenue from the second quarter of 2005 was primarily due to higher levels of market interest rates and changes in the composition of interest-earning assets, including increases in securities available for sale, loans to banking clients, and margin loan balances, as well as generally higher yields on earning assets, partially offset by higher interest rates on banking deposits due to changes in the interest rate environment. Additionally, the Company’s average net interest spread increased from the second quarter of 2005 as the average yield on interest-earning assets increased more than the average interest rate on funding sources.

Other Revenue

Other revenue includes net gains and losses on certain investments, service fees, and software maintenance fees. The decrease in other revenue from the second quarter of 2005 was primarily due to unrealized gains on equity securities recorded in the second quarter of 2005, partially offset by a gain on the sale of an equity investment in the second quarter of 2006.

Trading Revenue

Trading revenue includes commission revenue (generated by executing client trades) and principal transaction revenues (from

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

client fixed income securities trading activity). The increase in trading revenue from the second quarter of 2005 was primarily due to higher daily average revenue trades, partially offset by lower average revenue earned per revenue trade as a result of significant reductions in commission pricing for a wide range of clients in the first nine months of 2005.

As shown in the following table, daily average revenue trades executed by the Company increased 42%, while average revenue earned per revenue trade decreased 17% in the second quarter of 2006.

	Three Months Ended June 30,		Percent Change
	2006	2005
Daily average revenue trades (in thousands) (1)	250.7	176.5	42%
Number of trading days	63.0	64.0	(2%)
Average revenue earned per revenue trade	$13.47	$16.28	(17%)

(1)	Includes all client trades (both individuals and institutions) that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

Expenses Excluding Interest

As shown in the table below, total expenses excluding interest increased in the second quarter of 2006 primarily due to higher compensation and benefits expense, professional services expense, and advertising and market development expense.

	Three Months Ended June 30,		Percent Change
	2006	2005
Compensation and benefits	$527	$455	16%
Occupancy and equipment	82	81	1%
Professional services	75	57	32%
Depreciation and amortization	47	51	(8%)
Communications	51	48	6%
Advertising and market development	59	43	37%
Other	58	49	18%

Total	$899	$784	15%

Expenses as a percentage of total net revenues:
Total expenses, excluding interest	69%	72%
Compensation and benefits	40%	42%
Advertising and market development	5%	4%

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Compensation and Benefits

The increase in compensation and benefits expense from the second quarter of 2005 was primarily due to higher long-term incentive plan compensation and higher levels of incentives and discretionary bonuses to employees. The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended June 30,		Percent Change
	2006	2005
Salaries and wages	$275	$274	—
Incentive compensation (1)	179	112	60%
Employee benefits and other	73	69	6%

Total	$527	$455	16%

Full-time equivalent employees (in thousands) (2)
At quarter end	14.1	13.6
Average	14.1	13.7

(1)	Includes incentives, discretionary bonuses to employees, long-term incentive plan compensation, and stock-based compensation.

(2)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis.

Expenses Excluding Compensation and Benefits

The increase in professional services expense from the second quarter of 2005 was primarily due to increases in consulting, technology, and legal services. The increase in advertising and market development expense from the second quarter of 2005 was primarily due to the Company’s increased media spending related to its “Talk to ChuckTM” national advertising campaign.

YEAR-TO-DATE RESULTS OF OPERATIONS

	Six Months Ended June 30,		Percent Change
	2006	2005
Asset-based and other revenues, net of interest expense	$2,152	$1,752	23%
Trading revenue	438	394	11%

Total net revenues	2,590	2,146	21%
Expenses excluding interest	1,779	1,597	11%

Income from continuing operations before taxes on income	811	549	48%
Taxes on income	(320)	(212)	51%

Income from continuing operations	491	337	46%
Gain (loss) from discontinued operations, net of tax	3	(6)	n/m

Net income	$494	$331	49%

Earnings per share – diluted	$.38	$.25	52%
Pre-tax profit margin from continuing operations	31.3%	25.6%
Effective income tax rate on income from continuing operations	39.5%	38.6%

n/m	Not meaningful.

The increase in asset-based and other revenues from the first half of 2005 was primarily due to the factors described in the comparison between the three-month periods in Quarterly Results of Operations.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

The increase in expenses excluding interest from the first half of 2005 was primarily due to the factors described in the comparison between the three-month periods in Quarterly Results of Operations.

Segment Information

As detailed in note “11 – Segment Information” in the Notes to Condensed Consolidated Financial Statements, income from continuing operations before taxes on income was $811 million for the first half of 2006, up $262 million, or 48%, from the first half of 2005 primarily due to increases of $178 million, or 53%, in the Schwab Investor Services segment, $56 million, or 37%, in the Schwab Institutional segment, $16 million, or 28%, in the U.S. Trust segment, and $12 million in unallocated income from continuing operations. The increase in the Schwab Investor Services and Schwab Institutional segments was primarily due to the factors described in the comparison between the three-month periods. The increase in unallocated income from continuing operations was due to the restructuring charges recorded in the first half of 2005.

Net Revenues

As shown in the following table, asset-based and other revenues, trading revenue, and total net revenues increased in the first half of 2006 from the first half of 2005.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Sources of Net Revenues

Six Months Ended June 30,

		2006		2005
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset-based and other revenues
Asset management and administration fees
Mutual fund service fees:
Proprietary funds (Schwab Funds®, Excelsior®, and Laudus FundsTM)	16%	$511	20%	$441	21%
Mutual Fund OneSource®	20%	255	10%	212	10%
Other	7%	31	1%	29	1%
Investment management and trust fees	18%	363	14%	308	14%
Other	(8%)	100	4%	109	5%

Asset management and administration fees	15%	1,260	49%	1,099	51%

Net interest revenue
Interest revenue:
Margin loans to clients	40%	411	16%	293	14%
Investments, client-related	33%	319	12%	240	11%
Loans to banking clients	44%	244	9%	169	8%
Securities available for sale	76%	180	7%	102	5%
Other	44%	104	4%	72	3%

Interest revenue	44%	1,258	48%	876	41%
Interest expense:
Brokerage client cash balances	23%	216	8%	175	8%
Deposits from banking clients	100%	180	7%	90	4%
Long-term debt	—	17	1%	17	1%
Short-term borrowings	53%	23	1%	15	1%
Other	38%	11	—	8	—

Interest expense	47%	447	17%	305	14%

Net interest revenue	42%	811	31%	571	27%

Other	(1%)	81	3%	82	4%

Total asset-based and other revenues	23%	2,152	83%	1,752	82%

Trading revenue
Commissions	15%	402	16%	350	16%
Principal transactions	(18%)	36	1%	44	2%

Total trading revenue	11%	438	17%	394	18%

Total net revenues	21%	$2,590	100%	$2,146	100%

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Net revenues by segment are as shown in the following table:

	Six Months Ended June 30,		Percent Change
	2006	2005
Schwab Investor Services	$1,630	$1,304	25%
Schwab Institutional	481	385	25%
U.S. Trust	440	408	8%
Unallocated and other	39	49	(20%)

Total net revenues	$2,590	$2,146	21%

The increase in net revenues in both the Schwab Investor Services and Schwab Institutional segments from the first half of 2005 was primarily due to the factors described in the comparison between the three-month periods.

Asset Management and Administration Fees

The increase in asset management and administration fees from the first half of 2005 was primarily due to the factors discussed in the comparison between the three-month periods.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Net Interest Revenue

Client-related daily average balances, interest rates, and average net interest spread for the first halves of 2006 and 2005 are summarized in the following table:

	Six Months Ended June 30,
	2006	2005
Interest-Earning Assets (client-related and other):
Investments (client-related):
Average balance outstanding	$14,327	$18,221
Average interest rate	4.50%	2.65%
Margin loans to clients:
Average balance outstanding	$10,417	$9,560
Average interest rate	7.96%	6.16%
Loans to banking clients:
Average balance outstanding	$8,635	$7,121
Average interest rate	5.71%	4.75%
Securities available for sale:
Average balance outstanding	$7,401	$5,194
Average interest rate	4.90%	3.93%
Average yield on interest-earning assets	5.71%	4.03%

Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
Average balance outstanding	$19,529	$22,985
Average interest rate	2.24%	1.53%
Interest-bearing banking deposits:
Average balance outstanding	$14,156	$10,970
Average interest rate	2.57%	1.63%
Other interest-bearing sources:
Average balance outstanding	$1,902	$1,626
Average interest rate	2.27%	2.23%
Average noninterest-bearing portion	$5,193	$4,515
Average interest rate on funding sources	2.07%	1.41%

Summary:
Average yield on interest-earning assets	5.71%	4.03%
Average interest rate on funding sources	2.07%	1.41%

Average net interest spread	3.64%	2.62%

The increase in net interest revenue from the first half of 2005 was primarily due to the factors described in the comparison between the three-month periods.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Trading Revenue

The increase in trading revenue from the first half of 2005 was primarily due to the factors discussed in the comparison between the three-month periods.

As shown in the following table, daily average revenue trades executed by the Company increased 43%, while average revenue earned per revenue trade decreased 22% in the first half of 2006.

	Six Months Ended June 30,		Percent Change
	2006	2005
Daily average revenue trades (in thousands) (1)	262.9	183.7	43%
Number of trading days	125.0	125.0	—
Average revenue earned per revenue trade	$13.43	$17.13	(22%)

(1)	Includes all client trades (both individuals and institutions) that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

Expenses Excluding Interest

As shown in the table below, total expenses excluding interest increased in the first half of 2006 primarily due to higher compensation and benefits expense, advertising and market development expense, and professional services expense.

	Six Months Ended June 30,		Percent Change
	2006	2005
Compensation and benefits	$1,063	$909	17%
Occupancy and equipment	161	163	(1%)
Professional services	143	119	20%
Depreciation and amortization	95	105	(10%)
Communications	100	99	1%
Advertising and market development	109	79	38%
Restructuring charges	—	21	(100%)
Other	108	102	6%

Total	$1,779	$1,597	11%

Expenses as a percentage of total net revenues:
Total expenses, excluding interest	69%	74%
Compensation and benefits	41%	42%
Advertising and market development	4%	4%

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Compensation and Benefits

The increase in compensation and benefits expense from the first half of 2005 was primarily due to the factors described in the comparison between the three-month periods, as well as severance charges recorded in the first quarter of 2006. The following table shows a comparison of certain compensation and benefits components and employee data:

	Six Months Ended June 30,		Percent Change
	2006	2005
Salaries and wages	$574	$545	5%
Incentive compensation (1)	330	217	52%
Employee benefits and other	159	147	8%

Total	$1,063	$909	17%

Full-time equivalent employees (average, in thousands) (2)	14.1	13.9

(1)	Includes incentives, discretionary bonuses to employees, long-term incentive plan compensation, and stock-based compensation.
(2)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis.

Expenses Excluding Compensation and Benefits

The increases in advertising and market development expense and professional services expense from the first half of 2005 was primarily due to the factors described in the comparison between the three-month periods. The restructuring charges of $21 million in the first half of 2005 related to the Company’s 2004 cost reduction effort which was completed in the first half of 2005.

LIQUIDITY AND CAPITAL RESOURCES

CSC conducts substantially all of its business through its wholly-owned subsidiaries. The capital structure among CSC and its subsidiaries is designed to provide each entity with capital and liquidity to meet its operational needs and regulatory requirements.

CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended. CSC and its depository institution subsidiaries, which include U.S. Trust and Charles Schwab Bank, N.A. (Schwab Bank) are subject to the Federal Reserve Board’s risk-based and leverage capital guidelines. These regulations require banks and bank holding companies to maintain minimum levels of capital. In addition, CSC’s depository institution subsidiaries are subject to limitations on the amount of dividends they can pay to CSC. Based on their respective regulatory capital ratios at June 30, 2006, the Company and its depository institution subsidiaries are considered well capitalized.

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

CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes, of which $290 million was issued

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

and outstanding at June 30, 2006, have maturities ranging from 2006 to 2010 and fixed interest rates ranging from 6.52% to 8.05% with interest payable semiannually. The Medium-Term Notes are rated A2 by Moody’s Investors Service (Moody’s), A- by Standard & Poor’s Ratings Group (S&P), and A by Fitch Ratings, Ltd. (Fitch).

CSC has a prospectus supplement on file with the Securities and Exchange Commission (SEC) enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At June 30, 2006, all of these notes remained unissued.

CSC has a Registration Statement under the Securities Act of 1933 on Form S-3 on file with the SEC relating to a universal shelf registration for the issuance of up to $1.0 billion aggregate amount of various securities, including common stock, preferred stock, debt securities, and warrants. At June 30, 2006, all of these securities remained unissued.

CSC has authorization from its Board of Directors to issue commercial paper up to the amount of CSC’s committed, unsecured credit facility (see below), not to exceed $1.5 billion. At June 30, 2006, no commercial paper has been issued. CSC’s ratings for these short-term borrowings are P-1 by Moody’s, A-2 by S&P, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of eighteen banks which is scheduled to expire in June 2007. This facility replaced a similar facility that expired in June 2006. These facilities were unused during the first half of 2006. Any issuances under CSC’s commercial paper program will reduce the amount available under this facility. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of stockholders’ equity, Schwab to maintain a minimum net capital ratio, as defined, and CSC’s depository institution subsidiaries to be well capitalized, as defined. Management believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $793 million of the $843 million uncommitted, unsecured bank credit lines, provided by eight banks that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. These lines were not used by CSC during the first half of 2006.

Schwab

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $21.0 billion and $24.2 billion at June 30, 2006 and December 31, 2005, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.

The Company has a lease financing liability related to an office building and land under a 20-year lease. The remaining lease financing liability of $128 million at June 30, 2006 is being reduced by a portion of the lease payments over the remaining lease term.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of eight banks totaling $843 million at June 30, 2006. The need for short-term borrowings arises primarily from timing differences between cash flow requirements and the scheduled liquidation of interest-bearing investments. Schwab used such borrowings for seven days during the first half of 2006, with daily amounts borrowed averaging $103 million. There were no borrowings outstanding under these lines at June 30, 2006.

To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured letter of credit agreements with eleven banks in favor of the OCC aggregating $830 million at June 30, 2006. Schwab pays a fee to maintain these arrangements. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging letters of credit (LOCs), in favor of these brokerage clients, which are issued by multiple banks. At June 30, 2006, the commitment amount of these LOCs totaled $215 million. No funds were drawn under these LOCs at June 30, 2006.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At June 30, 2006, Schwab’s net capital was $1.1 billion (10% of aggregate debit balances), which was $894 million in excess of its minimum required net capital and $554 million in excess of 5% of aggregate debit balances. Schwab has historically targeted net capital to be at least 10% of its aggregate debit balances, which primarily consist of client margin loans.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility which is scheduled to expire in March 2008. The amount outstanding under this facility at June 30, 2006 was $220 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

U.S. Trust

The liquidity needs of U.S. Trust are generally met through deposits from banking clients, equity capital, and borrowings.

The excess cash held in certain Schwab brokerage client accounts is swept into money market deposit accounts at U.S. Trust. At June 30, 2006, these balances totaled $755 million.

In addition to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements, USTC’s depository institution subsidiaries have established their own external funding sources. At June 30, 2006, U.S. Trust had $52 million in Trust Preferred Capital Securities outstanding with a fixed interest rate of 8.41%. Certain of USTC’s depository institution subsidiaries have established credit facilities with the Federal Home Loan Bank System (FHLB) totaling $2.2 billion. At June 30, 2006, $995 million was outstanding under these facilities. Additionally, at June 30, 2006, U.S. Trust had $406 million of federal funds purchased.

U.S. Trust also engages in intercompany repurchase agreements with Schwab Bank and Schwab. At June 30, 2006, U.S. Trust had $200 million in repurchase agreements outstanding with both Schwab Bank and Schwab.

CSC provides U.S. Trust with a $300 million short-term credit facility maturing in December 2006. Borrowings under this facility do not qualify as regulatory capital for U.S. Trust. No funds were drawn under this facility at June 30, 2006.

U.S. Trust uses interest rate swap agreements (Swaps) with CSC and third parties to hedge the interest rate risk associated with its variable rate deposits from banking clients and short-term borrowings. These Swaps are structured for U.S. Trust to receive a variable rate of interest and pay a fixed rate of interest. At June 30, 2006, these Swaps have a notional value of $1.6 billion and a net derivative asset value of $44 million.

Schwab Bank

Schwab Bank’s current liquidity needs are generally met through deposits from banking clients and equity capital.

The excess cash held in certain Schwab brokerage client accounts is swept into money market deposit accounts at Schwab Bank. At June 30, 2006, these balances totaled $8.2 billion.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, CSC provides Schwab Bank with a $100 million short-term credit facility maturing in December 2007. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. No funds were drawn under this facility at June 30, 2006.

Schwab Bank maintains a credit facility with the FHLB. At June 30, 2006, $462 million was available, and no funds were drawn under this facility.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

In June 2006, Schwab Bank entered into interest-rate cap contracts with CSC to hedge the fair value of certain contractual cash flows related to the interest-rate caps embedded in specified mortgage-backed securities held by Schwab Bank. At June 30, 2006, these contracts had a notional value of $1.7 billion and a derivative asset value of $5 million.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio of less than 20%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at June 30, 2006 was $5.1 billion, up $104 million, or 2%, from December 31, 2005. At June 30, 2006, the Company had long-term debt of $466 million, or 9% of total financial capital, that bears interest at a weighted-average rate of 7.19%. At December 31, 2005, the Company had long-term debt of $514 million, or 10% of total financial capital.

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

In the first half of 2006, cash and cash equivalents increased $699 million, or 30%, to $3.0 billion primarily due to movements of brokerage client-related funds to meet segregation requirements, increases in deposits from banking clients primarily related to sweep money market deposit accounts, and increases in short-term borrowings. These changes were partially offset by decreases in payables to brokerage clients and increases in securities available for sale and loans to banking clients.

The excess cash held in certain Schwab brokerage client accounts is swept into these money market deposit accounts at Schwab Bank or U.S. Trust. At June 30, 2006, these sweep deposit balances totaled $8.9 billion, up $2.3 billion from December 31, 2005.

In the first half of 2006, the Company’s capital expenditures were $59 million and the Company sold a data center for $62 million. In the first half of 2005, the Company’s capital expenditures were $54 million and the Company sold fixed assets for $2 million. Capital expenditures in the first halves of 2006 and 2005 were primarily for software and equipment relating to the Company’s information technology systems. Capital expenditures as described above include the capitalized costs for developing internal-use software of $22 million in the first half of 2006 and $24 million in the first half of 2005.

The Company repaid $40 million of long-term debt in the first half of 2006. The Company increased its short-term borrowings by $730 million during the first half of 2006.

On January 26, 2006, the Board of Directors authorized the repurchase of up to $300 million of CSC’s common stock in addition to the remaining authorization previously granted by the Board of Directors on July 28, 2005. As of June 30, 2006, both of these authorizations have been exhausted. During the first half of 2006, CSC repurchased 28 million shares of its common stock for $446 million. CSC repurchased 34 million shares of its common stock for $383 million in the first half of 2005.

During the first half of 2006 and 2005, the Company paid common stock cash dividends of $71 million and $55 million, respectively.

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

CRITICAL ACCOUNTING POLICIES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to these critical accounting policies during the first half of 2006.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company’s annual goodwill impairment testing date is April 1. In testing for a potential impairment of goodwill on April 1, 2006, management estimated the fair value of each of the Company’s reporting units (generally defined as the Company’s businesses for which financial information is available and reviewed regularly by management) and compared this value to the carrying value of the reporting unit. The estimated fair value of each reporting unit was greater than its carrying value, and therefore management concluded that no amount of goodwill was impaired.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” and other similar expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things, the impact on the Company’s results of operations of recording compensation expense related to the Company’s sabbatical program (see note “2 – New Accounting

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Standards” in the Notes to Condensed Consolidated Financial Statements); the impact of future stock-based compensation on the Company’s results of operations (see note “3 – Stock Incentive Plans” in the Notes to Condensed Consolidated Financial Statements); the impact of changes in estimated costs related to past restructuring initiatives on the Company’s results of operations (see note “7 – Restructuring Charges and Reserves” in the Notes to Condensed Consolidated Financial Statements); the impact of legal proceedings and regulatory matters (see note “9 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements and Part II – Other Information, Item 1 – Legal Proceedings); net interest expense under interest rate swaps (see note “10 – Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk” in the Notes to Condensed Consolidated Financial Statements); the impact of commission pricing reductions and elimination of account service fees on the Company’s results of operations (see Quarterly Results of Operations); sources of liquidity and capital (see Liquidity and Capital Resources – Liquidity); and capital structure (see Liquidity and Capital Resources – Capital Resources). Achievement of the expressed beliefs, objectives, and expectations described in these statements is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed beliefs, objectives, and expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or, in the case of documents incorporated by reference, as of the date of those documents.

Important factors that may cause such differences are noted in this interim report and include, but are not limited to: adverse results of litigation or regulatory matters; the Company’s ability to sublease certain properties; the amount of loans to the Company’s banking and brokerage clients; the level of the Company’s stock repurchase activity; changes in revenues and profit margin due to cyclical securities markets and fluctuations in interest rates; the effects of the Company’s or its competitors’ pricing, product, and service decisions on client trading patterns and the Company’s ability to attract and retain client assets; and changes in the Company’s level of personnel. Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

THE CHARLES SCHWAB CORPORATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments Held For Trading Purposes

The Company holds fixed income securities, which include municipal and government securities, and corporate bonds, in inventory to meet clients’ trading needs. The fair value of such inventory was $61 million and $74 million at June 30, 2006 and December 31, 2005, respectively. These securities, and the associated interest rate risk, are not material to the Company’s financial position, results of operations, or cash flows.

Financial Instruments Held For Purposes Other Than Trading

Debt Issuances

At June 30, 2006, CSC had $290 million aggregate principal amount of Medium-Term Notes outstanding, with fixed interest rates ranging from 6.52% to 8.05%. At December 31, 2005, CSC had $330 million aggregate principal amount of Medium-Term Notes outstanding with fixed interest rates ranging from 6.21% to 8.05%. At both June 30, 2006 and December 31, 2005, U.S. Trust had $52 million Trust Preferred Capital Securities outstanding, with a fixed interest rate of 8.41%.

The Company has fixed cash flow requirements regarding these long-term debt obligations due to the fixed rate of interest. The fair values of these obligations at June 30, 2006 and December 31, 2005, based on estimates of market rates for debt with similar terms and remaining maturities, was $362 million and $407 million, respectively, compared to their carrying amounts of $338 million and $384 million, respectively.

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

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest

THE CHARLES SCHWAB CORPORATION

rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 200 basis point increase or decrease in interest rates relative to the Company’s current base rate forecast on simulated net interest revenue over the next twelve months at June 30, 2006 and December 31, 2005.

Percentage Increase (Decrease)	June 30, 2006	December 31, 2005
Increase of 200 basis points	6.3%	5.2%
Decrease of 200 basis points	(6.0%)	(5.7%)

While the simulations show a modest increase in exposure to rate changes at June 30, 2006 from December 31, 2005, the Company remains positioned to experience increases in net interest revenue as rates rise and decreases as rates fall.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the first half of 2006, there have been no material changes to the risk factors in “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

THE CHARLES SCHWAB CORPORATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the second quarter of 2006.

(In millions, except per share amounts)

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
April	2	$17.66	2	$ 264
May	8	17.00	8	130
June	8	15.75	8	—

Total	18	$16.47	18	$ —

(1)	All shares were repurchased under authorizations by CSC’s Board of Directors covering up to $300 million and $300 million of common stock publicly announced by the Company on July 29, 2005 and January 26, 2006, respectively. Both of these authorizations have been exhausted.

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

The Annual Meeting of Stockholders of CSC was held on May 18, 2006. There were a total of 1,287,740,789 shares entitled to vote at the Annual Meeting, and a total of 1,188,030,027 shares were present in person or by proxy at the Annual Meeting. The voting results are provided below:

			Shares For	Shares Withheld
Election of Directors:
Nancy H. Bechtle			1,147,662,302	40,367,725
C. Preston Butcher			1,148,249,854	39,780,173
Marjorie Magner			1,167,000,805	21,029,222

	Shares For	Shares Against	Abstentions	Broker Non-Votes
Approval of amendments to the certificate of incorporation and bylaws (i.e., annual election of directors)	762,855,293	249,156,077	5,863,965	170,154,692

Stockholder Proposals:
1. Report on the effect of a flat tax for the Company	21,643,475	932,796,765	63,435,095	170,154,692

2. Disclosure by the Company relating to political contributions	271,278,136	668,960,680	77,636,519	170,154,692

3. The election of directors by majority vote	460,022,731	549,605,288	8,247,316	170,154,692

4. Stockholder approval of severance payments for senior executives	416,711,435	592,776,272	8,387,628	170,154,692

All nominees for election to the Board of Directors were elected, as set forth in CSC’s Proxy Statement. The amendments to the certificate of incorporation and bylaws did not receive the requisite level of stockholder approval, nor did the stockholders approve any of the stockholder proposals.

Item 5.	Other Information

None.

THE CHARLES SCHWAB CORPORATION

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit

10.286	Credit Agreement (364-Day Commitment) dated as of June 16, 2006 between the Registrant and the financial institutions listed therein (supersedes Exhibit 10.276).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

(1)	Furnished as an exhibit to this quarterly report on Form 10-Q.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date: August 4, 2006	/s/ Christopher V. Dodds
Christopher V. Dodds
Executive Vice President and
Chief Financial Officer