Form 10-Q
period 2006-09-30
SCHWAB CHARLES CORP
filed 2006-11-06
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

1,262,783,547 shares of $.01 par value Common Stock

Outstanding on October 25, 2006

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2006

Part I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Revenues
Asset management and administration fees	$650	$584	$1,910	$1,683

Interest revenue	669	509	1,927	1,385
Interest expense	(262)	(178)	(709)	(483)

Net interest revenue	407	331	1,218	902

Trading revenue	168	187	606	581
Other	65	36	146	118

Total net revenues	1,290	1,138	3,880	3,284

Expenses Excluding Interest
Compensation and benefits	517	481	1,580	1,390
Occupancy and equipment	81	83	242	246
Professional services	79	66	222	185
Depreciation and amortization	46	52	141	157
Communications	47	46	147	145
Advertising and market development	33	39	142	118
Restructuring charges	—	(4)	—	17
Other	50	46	158	148

Total expenses excluding interest	853	809	2,632	2,406

Income from continuing operations before taxes on income	437	329	1,248	878
Taxes on income	(171)	(123)	(491)	(335)

Income from continuing operations	266	206	757	543
Gain (loss) from discontinued operations, net of tax	—	1	3	(5)

Net Income	$266	$207	$760	$538

Weighted-Average Common Shares Outstanding — Diluted	1,277	1,308	1,289	1,316

Earnings Per Share - Basic
Income from continuing operations	$.21	$.16	$.59	$.42
Gain (loss) from discontinued operations, net of tax	—	—	$.01	$(.01)
Net income	$.21	$.16	$.60	$.41
Earnings Per Share - Diluted
Income from continuing operations	$.21	$.16	$.59	$.41
Gain (loss) from discontinued operations, net of tax	—	—	—	—
Net income	$.21	$.16	$.59	$.41

Dividends Declared Per Common Share	$.030	$.022	$.085	$.064

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2006	2005
Assets
Cash and cash equivalents	$3,873	$2,330
Cash and investments segregated and on deposit for federal or other regulatory purposes (1) (including resale agreements of $4,416 in 2006 and $8,073 in 2005)	10,950	15,259
Securities owned — at market value (including securities pledged of $5 in 2006 and 2005)	9,327	6,857
Receivables from brokers, dealers, and clearing organizations	778	820
Receivables from brokerage clients — net	10,329	10,780
Loans to banking clients — net	9,114	8,506
Loans held for sale	23	17
Equipment, office facilities, and property — net	698	797
Goodwill	809	809
Intangible assets — net	136	143
Other assets	1,103	1,033

Total	$47,140	$47,351

Liabilities and Stockholders’ Equity
Deposits from banking clients	$17,895	$14,108
Drafts payable	259	225
Payables to brokers, dealers, and clearing organizations	1,485	1,294
Payables to brokerage clients	20,223	24,700
Securities sold, but not yet purchased, at market value	242	15
Accrued expenses and other liabilities	1,321	1,373
Short-term borrowings (including federal funds purchased of $38 in 2006 and $71 in 2005)	640	672
Long-term debt	441	514

Total liabilities	42,506	42,901

Stockholders’ equity:
Preferred stock — 9,940,000 shares authorized; $.01 par value per share; none issued	—	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,392,091,544 shares issued	14	14
Additional paid-in capital	1,867	1,827
Retained earnings	4,498	3,847
Treasury stock — 130,404,403 and 101,377,515 shares in 2006 and 2005, respectively, at cost	(1,713)	(1,124)
Unamortized stock-based compensation	—	(81)
Accumulated other comprehensive loss	(32)	(33)

Total stockholders’ equity	4,634	4,450

Total	$47,140	$47,351

(1)	Amounts included represent actual balances on deposit, whereas cash and investments required to be segregated for federal or other regulatory purposes at September 30, 2006 and December 31, 2005, excluding $201 million of intercompany repurchase agreements and associated interest, were $11,004 million and $14,974 million, respectively. On October 3, 2006, and January 4, 2006, the Company deposited a net amount of $400 million and $92 million, respectively, into its segregated reserve bank accounts.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$760	$538
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss from discontinued operations, net of tax	(3)	5
Depreciation and amortization	141	157
Stock-based compensation expense	35	15
Excess tax benefits from stock-based compensation	(45)	20
Deferred income taxes	(8)	8
Other	(22)	15
Originations of loans held for sale	(490)	(605)
Proceeds from sales of loans held for sale	505	582
Net change in:
Cash and investments segregated and on deposit for federal or other regulatory purposes	4,309	3,473
Securities owned (excluding securities available for sale)	(122)	128
Receivables from brokers, dealers, and clearing organizations	42	(40)
Receivables from brokerage clients	448	(595)
Other assets	(65)	(12)
Drafts payable	34	(200)
Payables to brokers, dealers, and clearing organizations	191	(88)
Payables to brokerage clients	(4,477)	(3,215)
Securities sold, but not yet purchased, at market value	227	(6)
Accrued expenses and other liabilities	9	(139)

Net cash provided by operating activities	1,469	41

Cash Flows from Investing Activities
Purchases of securities available for sale	(3,997)	(2,197)
Proceeds from sales of securities available for sale	81	170
Proceeds from maturities, calls, and mandatory redemptions of securities available for sale	1,578	1,206
Net increase in loans to banking clients	(628)	(1,369)
Purchase of equipment, office facilities, and property	(97)	(79)
Proceeds from sales of equipment, office facilities, and property	62	2
Proceeds from sale of subsidiaries and investments	15	—

Net cash used for investing activities	(2,986)	(2,267)

Cash Flows from Financing Activities
Net change in deposits from banking clients	3,787	1,791
Net change in short-term borrowings	(32)	179
Excess tax benefits from stock-based compensation	45	—
Repayment of long-term debt	(68)	(36)
Dividends paid	(109)	(84)
Purchase of treasury stock	(755)	(581)
Proceeds from stock options exercised	192	63
Other financing activities	—	5

Net cash provided by financing activities	3,060	1,337

Increase (Decrease) in Cash and Cash Equivalents	1,543	(889)
Cash and Cash Equivalents at Beginning of Period	2,330	2,778

Cash and Cash Equivalents at End of Period	$3,873	$1,889

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

1.	Basis of Presentation

The Charles Schwab Corporation (CSC) is a financial holding company engaged, through its subsidiaries, in securities brokerage, banking, and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 304 domestic branch offices in 45 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, U.K. In addition, Schwab serves clients in Hong Kong through one of CSC’s subsidiaries. U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) is a wealth management firm that through its subsidiaries also provides fiduciary services and private banking services with 33 offices in 13 states. Other subsidiaries include Charles Schwab Investment Management, Inc., the investment advisor for Schwab’s proprietary mutual funds, CyberTrader, Inc., an electronic trading technology and brokerage firm providing services to highly active, online traders, and Charles Schwab Bank, N.A. (Schwab Bank), a retail bank.

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

SFAS No. 123R – On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) – Share-Based Payment (SFAS No. 123R) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment arrangements including employee and director stock option and restricted stock awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107) relating to certain issues surrounding the implementation of SFAS No. 123R. In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123R-3 – Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.

The Company adopted SFAS No. 123R using a modified prospective transition method, under which this accounting standard applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006 and prior periods are not restated. Additionally, compensation cost is recognized for the unvested portion of awards outstanding on January 1, 2006 over their remaining vesting period. As a result of the adoption of SFAS No. 123R, the Company’s income from continuing operations before income taxes, income from continuing operations, and net income for the quarter ended September 30, 2006, were $3 million, $2 million, and $2 million lower, respectively, than under the Company’s previous accounting method for share-based compensation. The Company’s income from continuing operations before income taxes, income from continuing operations, and net income for the nine months ended September 30, 2006, were $10 million, $6 million, and $6 million lower, respectively, than under the Company’s previous accounting method for share-based compensation. When calculated under the Company’s previous accounting method, basic and diluted earnings per share (EPS) for the third quarter and first nine months of 2006 were unchanged.

Stock-based compensation expense for the first nine months of 2006 is based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and revised in subsequent periods if actual forfeitures differ from those estimates. For periods prior to 2006, the Company recognized forfeitures as they occurred. Upon adoption of SFAS No. 123R, the Company recorded an immaterial cumulative adjustment to estimate forfeitures for unvested stock awards outstanding at January 1, 2006. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position No. FAS 123R-3 for calculating the tax effects of stock-based compensation.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

SFAS No. 154 – Accounting Changes and Error Corrections was issued in May 2005 and was effective beginning January 1, 2006. SFAS No. 154 generally requires retrospective application to prior periods’ financial statements of changes in accounting principle. The adoption of SFAS No. 154 did not have an impact on the Company’s financial position, results of operations, EPS, or cash flows.

SFAS No. 155 – Accounting for Certain Hybrid Financial Instruments was issued in February 2006 and is effective for all financial instruments acquired or issued after December 31, 2006. SFAS No. 155 allows financial instruments that contain an embedded derivative to be accounted for as a whole (i.e., eliminating the need to account for the embedded derivative separately) if an election is made to report the whole instrument on a fair value basis. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position, results of operations, EPS, or cash flows.

SFAS No. 156 – Accounting for Servicing of Financial Assets was issued in March 2006 and is effective beginning January 1, 2007. This statement amends the requirements under SFAS No. 140 – Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for accounting for mortgage servicing assets and servicing liabilities. Currently, servicing assets and servicing liabilities are amortized over the expected period of estimated net servicing income or loss and assessed for impairment or increased obligation at each reporting date. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, and permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position, results of operations, EPS, or cash flows.

SFAS No. 157 – Fair Value Measurements was issued in September 2006 and is effective beginning January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations, EPS, or cash flows.

SFAS No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans was issued in September 2006. SFAS No. 158 requires recognition of an asset or liability for the overfunded or underfunded status of defined benefit postretirement plans, and recognition of changes in that funded status through other comprehensive income. The funded status of a benefit plan is generally measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires the recognition of previously unrecognized actuarial gains and losses and prior service costs within accumulated other comprehensive income, net of tax. These provisions of the statement are effective December 31, 2006. Effective December 31, 2008, SFAS No. 158 requires the measurement date for plan assets and liabilities to be the same date as a company’s fiscal year end. U.S. Trust maintains for eligible U.S. Trust employees a defined benefit pension plan that is currently overfunded and also provides certain unfunded postretirement insurance benefits. The adoption of SFAS No. 158 is not expected to have a material impact on the Company’s financial position, results of operations, EPS, or cash flows.

Emerging Issues Task Force Issue (EITF) No. 06-02 – Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 – Accounting for Compensated Absences, was ratified by the FASB in June 2006 and is effective beginning January 1, 2007. This EITF requires the recognition of compensation expense associated with a sabbatical leave or other similar benefit arrangement that does not vest over the requisite service period. The Company currently records compensation expense related to its sabbatical program in the period the sabbatical is taken by an employee. As a result of this change in accounting principle, the Company will record a charge, net of estimated forfeitures, to retained earnings as of January 1, 2007 of approximately $20 million, after tax. This accounting change is not expected to have a material impact on the Company’s results of operations, EPS, or cash flows.

Financial Accounting Standards Board Interpretation (FIN) No. 48 – Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109, was issued in July 2006 and is effective beginning January 1, 2007. FIN No. 48 provides new requirements for the recognition, measurement, and disclosure in the financial statements of a tax position taken or expected to be taken in a tax return when there is uncertainty about whether that tax position will ultimately be sustained. The

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

adoption of FIN No. 48 is not expected to have a material impact on the Company’s financial position, results of operations, EPS, or cash flows.

Staff Accounting Bulletin (SAB) No. 108 – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements was issued by the SEC in September 2006 and is effective for the year ended December 31, 2006. SAB No. 108 requires a dual approach – evaluation of an error from both a financial position perspective and results of operations perspective – when quantifying and evaluating the materiality of a misstatement. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s financial position, results of operations, EPS, or cash flows.

3.	Stock Incentive Plans

A summary of the Company’s stock-based compensation expense and related income tax benefit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock option expense	$4	$—	$14	$2
Restricted stock expense	7	4	21	13

Total stock-based compensation (1)	$11	$4	$35	$15

Income tax benefit on stock-based compensation	$(5)	$(2)	$(14)	$(6)

(1)	Effective January 1, 2006, stock-based compensation is computed net of expected forfeitures.

The Company issues shares for stock options and restricted stock awards from treasury stock. At September 30, 2006, the Company was authorized to grant up to 43 million common shares under its existing stock incentive plans.

As of September 30, 2006, there was $60 million of total unrecognized compensation cost, net of forfeitures, related to outstanding stock option and restricted stock awards, which is expected to be recognized through 2011 with a remaining weighted-average period of 1.6 years.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

The Company’s stock option activity is summarized below:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	115	$15.33
Granted (1)	—	$15.79
Exercised	(9)	$10.62
Forfeited	(1)	$9.99
Expired	(1)	$25.15

Outstanding at March 31, 2006	104	$15.70	4.33	$406

Granted (1)	—	$16.56
Exercised	(3)	$10.89
Forfeited	(1)	$9.69
Expired	(1)	$25.28

Outstanding at June 30, 2006	99	$15.75	4.07	$295

Granted (1)	—	$15.42
Exercised	(5)	$10.54
Forfeited	—	$12.09
Expired	(2)	$24.62

Outstanding at September 30, 2006	92	$15.87	3.99	$387

Vested and exercisable at September 30, 2006	79	$16.64	3.75	$301

(1)	Less than 500,000 options were granted during each of the first three quarters of 2006.

The aggregate intrinsic value in the table above represents the difference between CSC’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented.

The weighted-average fair value of options granted during each of the third quarters of 2006 and 2005 was $4.38 and $2.22 per share, respectively. Cash received from options exercised for each of the third quarters of 2006 and 2005 was $50 million and $35 million, respectively. The total tax benefits recognized from the exercise of employee stock options during each of the third quarters of 2006 and 2005 was $11 million and $14 million, respectively. The total intrinsic value of options exercised during each of the third quarters of 2006 and 2005 was $28 million and $38 million, respectively.

The weighted-average fair value of options granted during each of the first nine months of 2006 and 2005 was $4.53 and $2.39 per share, respectively. Cash received from options exercised for each of the first nine months of 2006 and 2005 was $192 million and $63 million, respectively. The total tax benefits recognized from the exercise of employee stock options during each of the first nine months of 2006 and 2005 was $41 million and $19 million, respectively. The total intrinsic value of options exercised during each of the first nine months of 2006 and 2005 was $107 million and $51 million, respectively.

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

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,
	2006	2005	2006	2005	2006	2005
Weighted-average expected dividend yield	.47%	.48%	.46%	.48%	.46%	.48%
Weighted-average expected volatility	30%	32%	29%	32%	31%	28%
Weighted-average risk-free interest rate	4.5%	3.9%	5.0%	3.9%	5.0%	4.1%
Expected life (in years)	2.8 - 4.0	1.0 - 4.0	2.7 - 4.0	2.4 - 3.9	2.5 - 3.6	2.6 - 3.8

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Expense for stock-based compensation (after-tax):
As reported	$2	$9
Pro forma (1)	$19	$49

Net income:
As reported	$207	$538
Pro forma	$190	$498

Basic EPS:
As reported	$.16	$.41
Pro forma	$.15	$.38
Diluted EPS:
As reported	$.16	$.41
Pro forma	$.15	$.38

(1)	Includes pro forma compensation expense related to stock options granted during the three- and nine-month periods presented and prior periods.

Restricted Stock Plans

The Company’s stock incentive plans provide for granting restricted stock awards to employees and officers. Restricted stock awards are restricted from transfer or sale and generally vest annually over a four-year period, but some vest based upon the Company or one of its subsidiaries achieving certain financial or other measures. The fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant and is generally amortized to restricted stock expense on a straight-line basis over the requisite service period. The total fair value of the restricted stock awards that vested during

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

each of the third quarters of 2006 and 2005 was $5 million and $7 million, respectively. The total fair value of the restricted stock awards that vested during each of the first nine months of 2006 and 2005 was $32 million and $28 million, respectively.

The unrecognized compensation cost related to outstanding restricted stock awards was recorded as unamortized stock-based compensation in stockholders’ equity at December 31, 2005. With the adoption of SFAS No. 123R, the unrecognized compensation cost related to outstanding restricted stock awards granted prior to January 1, 2006 was charged to additional paid-in capital.

The Company’s restricted stock awards activity is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2005	8	$11.76
Granted (1)	—	$16.03
Vested	(1)	$8.64
Forfeited (1)	—	$11.81

Outstanding at March 31, 2006	7	$12.38

Granted (1)	—	$17.03
Vested (1)	—	$9.95
Forfeited (1)	—	$11.84

Outstanding at June 30, 2006	7	$12.72

Granted (1)	—	$15.22
Vested	(1)	$10.58
Forfeited (1)	—	$14.14

Outstanding at September 30, 2006	6	$12.85

(1)	Less than 500,000 restricted stock awards were granted or forfeited in the first and third quarters of 2006. Less than 500,000 restricted stock awards were granted, vested, or forfeited during the second quarter of 2006.

4.	Securities Sold, But Not Yet Purchased

Securities sold, but not yet purchased of $242 million at September 30, 2006 consisted primarily of overnight positions related to clients’ money market fund trading activity. At December 31, 2005, securities sold, but not yet purchased of $15 million consisted primarily of equity positions which are held as a hedge against securities owned.

5.	Pension and Other Postretirement Benefits

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

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

The following table summarizes the components of the net periodic benefit expense related to the Pension Plan and health care and life insurance benefits:

	2006		2005
Three months ended September 30,	Pension Plan	Health & Life	Pension Plan	Health & Life
Service cost and expenses	$3	—	$3	—
Interest cost	4	—	4	—
Expected return on plan assets	(7)	—	(6)	—
Amortization of prior service cost	(1)	—	(1)	—
Amortization of net loss	1	—	2	—

Net periodic benefit expense	—	—	$2	—

	2006		2005
Nine months ended September 30,	Pension Plan	Health & Life	Pension Plan	Health & Life
Service cost and expenses	$9	—	$9	—
Interest cost	14	$1	13	$1
Expected return on plan assets	(21)	—	(19)	—
Amortization of prior service cost	(3)	—	(3)	—
Amortization of net loss	3	—	5	—

Net periodic benefit expense	$2	$1	$5	$1

6.	Comprehensive Income

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$266	$207	$760	$538
Other comprehensive income (loss):
Change in unrealized gain (loss) on cash flow hedging instruments:
Unrealized gain (loss)	(17)	12	3	14
Reclassification adjustment for realized gain included in net income	(11)	—	(11)	—
Income tax (expense) benefit	12	(5)	3	(6)

Net	(16)	7	(5)	8

Change in unrealized gain (loss) on securities available for sale:
Unrealized gain (loss)	76	(35)	7	(47)
Income tax (expense) benefit	(31)	14	(1)	19

Net	45	(21)	6	(28)

Foreign currency translation adjustment	—	—	—	(1)

Total	29	(14)	1	(21)

Comprehensive income	$295	$193	$761	$517

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$266	$207	$760	$538

Weighted-average common shares outstanding – basic	1,263	1,290	1,274	1,300
Common stock equivalent shares related to stock incentive plans	14	18	15	16

Weighted-average common shares outstanding – diluted (1)	1,277	1,308	1,289	1,316

Basic EPS:
Income from continuing operations	$.21	$.16	$.59	$.42
Gain (loss) from discontinued operations, net of tax	—	—	$.01	$(.01)
Net income	$.21	$.16	$.60	$.41

Diluted EPS:
Income from continuing operations	$.21	$.16	$.59	$.41
Gain (loss) from discontinued operations, net of tax	—	—	—	—
Net income	$.21	$.16	$.59	$.41

(1)	Antidilutive stock options excluded from the calculation of diluted earnings per share were 32 million and 62 million shares for the third quarters of 2006 and 2005, respectively, and 34 million and 73 million shares for the first nine months of 2006 and 2005, respectively.

8.	Restructuring Charges and Reserves

In the first nine months of 2005, the Company recorded pre-tax restructuring charges of $17 million primarily comprised of severance costs related to its past restructuring initiatives. These past restructuring initiatives were completed in the first half of 2005.

A summary of the activity in the facilities restructuring reserve related to the Company’s past restructuring initiatives for the third quarter and first nine months of 2006 is as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Beginning balance	$120	$145
Cash payments	(11)	(40)
Other (1)	1	5

Ending balance at September 30, 2006 (2)	$110	$110

(1)	Primarily includes the accretion of facilities restructuring reserves, which are initially recorded at net present value. Accretion expense is recorded in occupancy and equipment expense on the Company’s condensed consolidated statements of income.

(2)	The Company expects to substantially utilize the remaining facilities restructuring reserve through cash payments for the net lease expense over the respective lease terms through 2017.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

The actual costs of these restructuring initiatives could differ from the estimated costs, depending primarily on the Company’s ability to sublease properties.

The Company expects to substantially utilize the remaining workforce restructuring reserve of $1 million at September 30, 2006 through cash payments for severance pay and benefits through the remainder of 2006.

In addition to the facilities restructuring reserves discussed above, the Company retained certain restructuring-related obligations following the sales of its capital market business and Charles Schwab Europe in 2004 and 2003, respectively, and recorded reserves for severance, facilities leases, and systems. A summary of the activity in the remaining facilities restructuring reserve for the third quarter and first nine months of 2006 is as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Beginning balance	$17	$24
Restructuring charges (1)	—	(4)
Cash payments	(1)	(4)

Ending balance at September 30, 2006 (2)	$16	$16

(1)	Included in gain from discontinued operations on the Company’s condensed consolidated statements of income.

(2)	The Company expects to substantially utilize the remaining facilities restructuring reserve through cash payments for the net lease expense over the respective lease terms through 2015.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

9.	Regulatory Requirements

CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended (the Act). On July 19, 2006, USTC became a financial holding company.

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

		2006		2005
September 30,		Amount	Ratio(1)	Amount	Ratio(1)
Tier 1 Capital:	Company	$3,757	15.3%	$3,476	15.8%
	U.S. Trust	$852	13.6%	$763	13.2%
	United States Trust NA (2)	$780	12.8%	—	—
	U.S. Trust NY (2)	—	—	$439	9.9%
	U.S. Trust NA (2)	—	—	$285	22.0%
	Schwab Bank	$661	15.8%	$479	20.8%

Total Capital:	Company	$3,788	15.5%	$3,505	15.9%
	U.S. Trust	$878	14.0%	$788	13.7%
	United States Trust NA (2)	$806	13.2%	—	—
	U.S. Trust NY (2)	—	—	$460	10.3%
	U.S. Trust NA (2)	—	—	$289	22.3%
	Schwab Bank	$666	15.9%	$481	20.9%

Leverage:	Company	$3,757	8.4%	$3,476	7.8%
	U.S. Trust	$852	8.2%	$763	7.7%
	United States Trust NA (2)	$780	7.7%	—	—
	U.S. Trust NY (2)	—	—	$439	6.1%
	U.S. Trust NA (2)	—	—	$285	9.2%
	Schwab Bank	$661	6.8%	$479	8.6%

(1)	Minimum tier 1 capital, total capital, and tier 1 leverage ratios are 4%, 8%, and 3%-5%, respectively, for bank holding companies and banks. Additionally, Schwab Bank was subject to a minimum tier 1 leverage ratio of 8% for its first three years of operations (i.e., through April 2006). Well-capitalized tier 1 capital, total capital, and tier 1 leverage ratios are 6%, 10%, and 5%, respectively.

(2)	In the first quarter of 2006, U.S. Trust NY and U.S. Trust NA merged into a single national bank named United States Trust NA.

Based on their respective regulatory capital ratios at September 30, 2006 and 2005, the Company, U.S. Trust, United States Trust NA, and Schwab Bank are considered well capitalized (the highest category) pursuant to banking regulatory guidelines.

Schwab is subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule). Schwab computes net capital under the alternative method permitted by this Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. At September 30, 2006, 2% of aggregate debits was $219 million, which exceeded the minimum dollar requirement for Schwab of $250,000. At September 30, 2006, Schwab’s net capital was $1.1 billion (10% of aggregate debit balances), which was $857 million in excess of its minimum required net capital and $529 million in excess of 5% of aggregate debit balances. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

10.	Commitments and Contingent Liabilities

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

In the normal course of business, the Company provides certain indemnifications (i.e., protection against damage or loss) to counterparties in connection with the disposition of certain of its assets. Such indemnifications are generally standard contractual terms with various expiration dates and typically relate to title to the assets transferred, ownership of intellectual property rights (e.g., patents), accuracy of financial statements, compliance with laws and regulations, failure to pay, satisfy or discharge any liability, or to defend claims, as well as errors, omissions, and misrepresentations. The maximum potential future liability under these indemnifications cannot be estimated. The Company has not recorded a liability for these indemnifications and believes that the occurrence of events that would trigger payments under these agreements is remote.

Separately, the Company has guaranteed certain payments in the event of a termination of certain mutual fund sub-advisor agreements, related to the adoption of AXA Rosenberg LLC’s U.S. family of mutual funds, known as the Laudus FundsTM. Additionally, the Company has provided indemnifications related to facility leases and technology services to a counterparty in connection with the disposition of certain of its assets. At September 30, 2006, the Company’s maximum potential future liability under these agreements was approximately $140 million. Further, as discussed below under “Legal contingencies,” the Company provided an indemnification to UBS for expenses associated with certain litigation. At September 30, 2006, the Company has a recorded liability of approximately $30 million reflecting the estimated fair value of these guarantees and indemnifications. The fair value of these guarantees and indemnifications is not necessarily indicative of amounts that would be paid in the event a payment was required.

LOCs are conditional commitments issued by U.S. Trust to guarantee the performance of a client to a third party. For example, LOCs can be used to guarantee performance under lease and other agreements by professional business corporations and for other purposes. The credit risk involved in issuing LOCs is essentially the same as that involved in extending loans. LOCs are generally partially or fully collateralized by cash, marketable equity securities, marketable debt securities (including corporate and U.S. Treasury debt securities), and other assets. At September 30, 2006, U.S. Trust had LOCs outstanding totaling $257 million which are short-term in nature and generally expire within one year. At September 30, 2006, the liability recorded for these LOCs is immaterial.

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company satisfies the margin requirements by arranging LOCs, in favor of the clearing houses, that are issued by multiple banks. At September 30, 2006, the commitment amount of these LOCs totaled $830 million. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, that are issued by multiple banks. At September 30, 2006, the commitment amount of these LOCs totaled $208 million. No funds were drawn under these LOCs at September 30, 2006.

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

11.	Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk, or Market Risk

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

U.S. Trust uses LIBOR-based Swaps to hedge the interest rate risk associated with its variable rate deposits from banking clients and short-term borrowings. The Swaps are structured for U.S. Trust to receive a variable rate of interest and pay a fixed rate of interest. Information on these Swaps is summarized in the following table:

	September 30, 2006	December 31, 2005
Notional principal amount	$660	$1,160
Weighted-average variable interest rate	5.37%	4.36%
Weighted-average fixed interest rate	4.87%	4.28%
Weighted-average maturity (in years)	2.1	2.8

These Swaps have been designated as cash flow hedges under SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities, with changes in their fair values primarily recorded in other comprehensive income (loss), a component of stockholders’ equity. At September 30, 2006, U.S. Trust recorded a derivative asset of $6 million and a derivative liability of $1 million related to these Swaps. At December 31, 2005, U.S. Trust recorded a derivative asset of $17 million and a derivative liability of $3 million related to these Swaps. Based on current interest rate assumptions and assuming no additional Swap agreements are entered into, U.S. Trust expects to reclassify approximately $5 million, or $3 million after tax, from other comprehensive loss as a reduction to interest expense over the next twelve months. In the third quarter of 2006, U.S. Trust terminated certain interest rate swap transactions related to its short-term borrowings with an aggregate notional amount of $500 million, and reclassified a gain of $11 million, or $6 million after tax, from accumulated other comprehensive income to other revenue.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

CSC uses Swaps to effectively convert the interest rate characteristics of a portion of its Medium-Term Notes from fixed to variable. These Swaps are structured for CSC to receive a fixed rate of interest and pay a variable rate of interest based on the three-month LIBOR rate. The variable interest rates reset every three months. Information on these Swaps is summarized in the following table:

	September 30, 2006	December 31, 2005
Notional principal amount	$253	$293
Weighted-average variable interest rate	7.94%	6.86%
Weighted-average fixed interest rate	7.78%	7.57%
Weighted-average maturity (in years)	3.0	3.3

These Swaps have been designated as fair value hedges under SFAS No. 133, and are recorded on the Company’s condensed consolidated balance sheets. Changes in the fair value of the Swaps are offset by changes in fair value of the hedged Medium-Term Notes. At September 30, 2006 and December 31, 2005, CSC recorded a derivative asset of $1 million and $2 million, respectively, for these Swaps. The carrying value of the Medium-Term Notes was increased by $1 million and $2 million, at September 30, 2006 and December 31, 2005, respectively.

Forward sale and interest rate lock commitments: Schwab Bank’s loans held for sale portfolio consists of fixed- and adjustable-rate mortgages, which are subject to a loss in value when market interest rates rise. Schwab Bank uses forward sale commitments to manage this risk. These forward sale commitments have been designated as cash flow hedging instruments of the loans held for sale. Accordingly, the fair values of these forward sale commitments are recorded on the Company’s condensed consolidated balance sheets, with gains or losses recorded in other comprehensive income (loss). At both September 30, 2006 and December 31, 2005, the derivative asset and liability recorded by Schwab Bank for these forward sale commitments was immaterial.

Additionally, Schwab Bank uses forward sale commitments to hedge interest rate lock commitments issued on mortgage loans that will be held for sale. Schwab Bank considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely based on changes in market interest rates. Any changes in fair value of the interest rate lock commitments are completely offset by changes in fair value of the related forward sale commitments. Schwab Bank had interest rate lock commitments on mortgage loans to be held for sale with principal balances totaling approximately $93 million and $112 million at September 30, 2006 and December 31, 2005, respectively. At both September 30, 2006 and December 31, 2005, the derivative asset and liability recorded by Schwab Bank for these interest rate lock commitments and the related forward sale commitments was immaterial.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

Financial information for the Company’s reportable segments is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues:
Schwab Investor Services	$779	$710	$2,409	$2,014
Schwab Institutional	239	202	720	587
U.S. Trust	223	211	663	619
Unallocated and other (1, 2)	49	15	88	64

Total net revenues	$1,290	$1,138	$3,880	$3,284

Income from continuing operations before taxes on income:
Schwab Investor Services	$251	$210	$767	$548
Schwab Institutional	98	78	304	228
U.S. Trust	52	35	125	92
Unallocated and other (2, 3)	36	6	52	10

Income from continuing operations before taxes on income	437	329	1,248	878
Taxes on income	(171)	(123)	(491)	(335)
Gain (loss) from discontinued operations, net of tax	—	1	3	(5)

Net income	$266	$207	$760	$538

(1)	Includes mutual fund clearing services revenues, and gains (losses) on investments.

(2)	Includes $25 million related to the confidential resolution of a legal matter in both the third quarter and first nine months of 2006.

(3)	Includes pre-tax restructuring charges of $17 million in the first nine months of 2005.

13.	Supplemental Cash Flow Information

Certain information affecting the cash flows of the Company is presented in the following table:

	Nine Months Ended September 30,
	2006	2005
Income taxes paid	$455	$270

Interest paid:
Brokerage client cash balances	$326	$271
Deposits from banking clients	289	139
Short-term borrowings	33	26
Long-term debt	22	22
Other	15	13

Total interest paid	$685	$471

Non-cash investing and financing activities:
Reclassification of loans to banking clients to loans held for sale	$19	—
Treasury stock (1)	—	$10

(1)	Amount purchased during the period, but settled after period end.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key financial and non-financial metrics in evaluating the Company’s financial position and operating performance. Results for the third quarters and first nine months of 2006 and 2005 are shown in the following table:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2006	2005		2006	2005
Client Activity Metrics:
Net new client assets (in billions)	$20.9	$23.4	(11%)	$70.6	$50.7	39%
Client assets (in billions, at quarter end)	$1,332.1	$1,165.5	14%
Clients’ daily average trades (in thousands)	233.5	221.6	5%	275.5	210.2	31%

Company Financial Metrics:
Net revenue growth from prior year’s period	13%	14%		18%	5%
Pre-tax profit margin from continuing operations	33.9%	28.9%		32.2%	26.7%
Return on stockholders’ equity	23%	19%		22%	16%
Annualized net revenue per average full-time equivalent employee (in thousands)	$362	$335	8%	$366	$318	15%

During the third quarter of 2006, the Company continued to strengthen its operating and financial performance. Assets in client accounts were a record $1.332 trillion at September 30, 2006, up 14% from a year ago. Net new client assets of $20.9 billion for the third quarter of 2006 were down 11% from the year-ago level. Net revenues grew on a year-over-year basis, rising by 13% compared to the third quarter of 2005. This increase was primarily due to higher interest rate spreads resulting from the higher interest rate environment, as well as growth in client assets. These factors contributed to an 18% increase in asset-based and other revenues (which include asset management and administration fees, net interest revenue, and other revenues) to a record $1.1 billion. Total expenses in the third quarter of 2006 increased $44 million, or 5%, compared to the third quarter of 2005, primarily due to higher compensation and benefits expense and professional services expense. Pre-tax profit margin from continuing operations was a record 33.9%, which represents an increase from 28.9% in the third quarter of 2005. Net income grew to $266 million, up 29% compared to the third quarter of 2005. Return on stockholders’ equity increased to 23% in the third quarter of 2006, compared to 19% in the third quarter of 2005, as earnings grew and the Company continued to actively manage its capital base. In the third quarter of 2006, annualized net revenue per average full-time equivalent employee was $362,000, up 8% from the third quarter of 2005 due to revenue growth and stable staffing levels.

Subsequent Event

On October 19, 2006, the Board of Directors increased the quarterly cash dividend from $.03 to $.05 per share, payable November 22, 2006 to stockholders of record on November 8, 2006.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

QUARTERLY RESULTS OF OPERATIONS

	Three Months Ended
	September 30,		Percent Change
	2006	2005
Asset-based and other revenues, net of interest expense	$1,122	$951	18%
Trading revenue	168	187	(10%)

Total net revenues	1,290	1,138	13%
Expenses excluding interest	853	809	5%

Income from continuing operations before taxes on income	437	329	33%
Taxes on income	(171)	(123)	39%

Income from continuing operations	266	206	29%
Gain from discontinued operations, net of tax	—	1	(100%)

Net income	$266	$207	29%

Earnings per share – diluted	$.21	$.16	31%
Pre-tax profit margin from continuing operations	33.9%	28.9%
Effective income tax rate on income from continuing operations	39.1%	37.4%

The increase in asset-based and other revenues was due to increases in net interest revenue, resulting primarily from higher levels of market interest rates and loans to clients, and asset management and administration fees, resulting primarily from higher levels of client assets and higher asset-based fees from certain client relationships. The decline in trading revenue was primarily due to lower average revenue earned per revenue trade, resulting from reductions in the Company’s commission pricing, which were effective July 1, 2006.

The increase in expenses excluding interest was mainly due to higher compensation and benefits expense and professional services expense.

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

As detailed in note “12 – Segment Information” in the Notes to Condensed Consolidated Financial Statements, income from continuing operations before taxes on income was $437 million for the third quarter of 2006, up $108 million, or 33%, from the third quarter of 2005 due to increases of $41 million, or 20%, in the Schwab Investor Services segment, $20 million, or 26%, in the Schwab Institutional segment, $17 million, or 49%, in the U.S. Trust segment, and $30 million in unallocated and other income from continuing operations. The increases in the Schwab Investor Services and Schwab Institutional segments were primarily due to growth in net interest revenue and higher asset management and administrative fees combined with revenue growth outpacing expense growth. The increase in the U.S. Trust segment was primarily due to a gain on the termination of certain interest rate swap transactions in the third quarter of 2006 and lower levels of costs. The increase in unallocated and other income from continuing operations was primarily due to the receipt of $25 million related to the confidential resolution of a legal matter in the third quarter of 2006.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Net Revenues

The Company categorizes its revenues as either asset-based and other revenues or trading revenue. As shown in the following table, asset-based and other revenues and total net revenues increased, while trading revenues decreased, in the third quarter of 2006 from the third quarter of 2005.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Sources of Net Revenues

Three Months Ended September 30,

		2006		2005
			% of		% of
	Percent		Total Net		Total Net
	Change	Amount	Revenues	Amount	Revenues
Asset-based and other revenues
Asset management and administration fees
Mutual fund service fees:
Proprietary funds (Schwab Funds®, Excelsior®, and Laudus FundsTM)	18%	$273	21%	$231	20%
Mutual Fund OneSource®	11%	129	10%	116	10%
Other	14%	16	1%	14	1%
Investment management and trust fees	9%	182	14%	167	15%
Other	(11%)	50	4%	56	5%

Asset management and administration fees	11%	650	50%	584	51%

Net interest revenue
Interest revenue:
Margin loans to clients	27%	216	17%	170	15%
Investments, client-related	7%	148	11%	138	12%
Loans to banking clients	34%	134	10%	100	9%
Securities available for sale	97%	114	9%	58	5%
Other	33%	57	5%	43	4%

Interest revenue	31%	669	52%	509	45%
Interest expense:
Brokerage client cash balances	14%	109	8%	96	8%
Deposits from banking clients	117%	128	10%	59	5%
Long-term debt	(11%)	8	1%	9	1%
Short-term borrowings	38%	11	1%	8	1%
Other	—	6	—	6	1%

Interest expense	47%	262	20%	178	16%

Net interest revenue	23%	407	32%	331	29%

Other	81%	65	5%	36	4%

Total asset-based and other revenues	18%	1,122	87%	951	84%

Trading revenue
Commissions	(15%)	143	11%	168	15%
Principal transactions	32%	25	2%	19	1%

Total trading revenue	(10%)	168	13%	187	16%

Total net revenues	13%	$1,290	100%	$1,138	100%

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

While the Schwab Investor Services and Schwab Institutional segments generate both asset-based and other revenues and trading revenue, the U.S. Trust segment generates primarily asset-based and other revenues. Net revenues by segment are as shown in the following table:

	Three Months Ended
	September 30,		Percent Change
	2006	2005
Schwab Investor Services	$779	$710	10%
Schwab Institutional	239	202	18%
U.S. Trust	223	211	6%
Unallocated and other	49	15	n/m

Total net revenues	$1,290	$1,138	13%

n/m  Not meaningful.

The increase in net revenues in both the Schwab Investor Services and Schwab Institutional segments was primarily due to higher levels of client assets and higher interest rate spreads resulting from the higher interest rate environment. The increase in net revenues in the Schwab Investor Services segment was partially offset by lower trading revenues primarily due to lower average revenue earned per revenue trade. The increase in unallocated and other income from continuing operations was primarily due to the receipt of $25 million related to the confidential resolution of a legal matter in the third quarter of 2006.

Asset Management and Administration Fees

Asset management and administration fees include mutual fund service fees, as well as fees for other asset-based financial services provided to individual and institutional clients.

The increase in asset management and administration fees from the third quarter of 2005 was primarily due to higher levels of client assets and higher asset-based fees from certain client relationships, including increases in average assets in Schwab’s Mutual Fund OneSource service.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Client-related daily average balances, interest rates, and average net interest spread for the third quarters of 2006 and 2005 are summarized in the following table:

	Three Months Ended September 30,
	2006	2005
Interest-Earning Assets (client-related and other):
Investments (client-related):
Average balance outstanding	$11,492	$16,533
Average interest rate	5.09%	3.31%
Margin loans to clients:
Average balance outstanding	$10,152	$9,788
Average interest rate	8.42%	6.89%
Loans to banking clients:
Average balance outstanding	$8,992	$7,811
Average interest rate	5.89%	5.08%
Securities available for sale:
Average balance outstanding	$8,718	$5,451
Average interest rate	5.19%	4.22%
Average yield on interest-earning assets	6.16%	4.67%

Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
Average balance outstanding	$16,847	$21,507
Average interest rate	2.56%	1.78%
Interest-bearing banking deposits:
Average balance outstanding	$16,238	$11,738
Average interest rate	3.13%	1.98%
Other interest-bearing sources:
Average balance outstanding	$1,737	$1,591
Average interest rate	2.49%	2.35%
Average noninterest-bearing portion	$4,532	$4,747
Average interest rate on funding sources	2.50%	1.65%

Summary:
Average yield on interest-earning assets	6.16%	4.67%
Average interest rate on funding sources	2.50%	1.65%

Average net interest spread	3.66%	3.02%

The increase in net interest revenue from the third quarter of 2005 was primarily due to higher levels of market interest rates and changes in the composition of interest-earning assets, including increases in securities available for sale, loans to banking clients, and margin loan balances, as well as generally higher yields on earning assets, partially offset by higher interest rates on banking deposits due to changes in the interest rate environment. Additionally, the Company’s average net interest spread increased from the third quarter of 2005 as the average yield on interest-earning assets increased more than the average interest rate on funding sources.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Other Revenue

Other revenue generally includes net gains and losses on certain investments, service fees, and software maintenance fees. The increase in other revenue from the third quarter of 2005 was primarily due to the receipt of $25 million related to the confidential resolution of a legal matter and a gain on the termination of certain interest rate swap transactions at U.S. Trust in the third quarter of 2006, partially offset by the elimination of certain account service fees which were effective July 1, 2006.

Trading Revenue

Trading revenue includes commission revenue (generated by executing client trades) and principal transaction revenues (from client fixed income securities trading activity). The decrease in trading revenue from the third quarter of 2005 was primarily due to lower average revenue earned per revenue trade as a result of reductions in commission pricing for a wide range of clients in the third quarter of 2006, partially offset by higher daily average revenue trades.

As shown in the following table, daily average revenue trades executed by the Company increased 3%, while average revenue earned per revenue trade decreased 14% in the third quarter of 2006.

	Three Months Ended
	September 30,		Percent Change
	2006	2005
Daily average revenue trades (in thousands) (1)	201.2	194.7	3%
Number of trading days	62.5	64.0	(2%)
Average revenue earned per revenue trade	$12.89	$15.05	(14%)

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

Expenses Excluding Interest

As shown in the table below, total expenses excluding interest increased in the third quarter of 2006 primarily due to higher compensation and benefits expense and professional services expense.

	Three Months Ended
	September 30,		Percent Change
	2006	2005
Compensation and benefits	$517	$481	7%
Occupancy and equipment	81	83	(2%)
Professional services	79	66	20%
Depreciation and amortization	46	52	(12%)
Communications	47	46	2%
Advertising and market development	33	39	(15%)
Restructuring charges	—	(4)	(100%)
Other	50	46	9%

Total	$853	$809	5%

Expenses as a percentage of total net revenues:
Total expenses, excluding interest	66%	71%
Compensation and benefits	40%	42%
Advertising and market development	3%	3%

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Compensation and Benefits

The increase in compensation and benefits expense from the third quarter of 2005 was primarily due to higher levels of incentives to employees and stock-based compensation, partially offset by lower discretionary bonus costs. The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended
	September 30,		Percent Change
	2006	2005
Salaries and wages	$273	$267	2%
Incentive compensation (1)	170	146	16%
Employee benefits and other	74	68	9%

Total	$517	$481	7%

Full-time equivalent employees (in thousands) (2)
At quarter end	14.3	13.7
Average	14.3	13.6

(1)	Includes incentives, discretionary bonus costs, long-term incentive plan compensation, and stock-based compensation.

(2)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis.

Expenses Excluding Compensation and Benefits

The increase in professional services expense from the third quarter of 2005 was primarily due to increases in fees paid to outsourced service providers, consultants, and legal firms.

YEAR-TO-DATE RESULTS OF OPERATIONS

	Nine Months Ended
	September 30,		Percent Change
	2006	2005
Asset-based and other revenues, net of interest expense	$3,274	$2,703	21%
Trading revenue	606	581	4%

Total net revenues	3,880	3,284	18%
Expenses excluding interest	2,632	2,406	9%

Income from continuing operations before taxes on income	1,248	878	42%
Taxes on income	(491)	(335)	47%

Income from continuing operations	757	543	39%
Gain (loss) from discontinued operations, net of tax	3	(5)	n/m

Net income	$760	$538	41%

Earnings per share – diluted	$.59	$.41	44%
Pre-tax profit margin from continuing operations	32.2%	26.7%
Effective income tax rate on income from continuing operations	39.3%	38.2%

n/m  Not meaningful.

The increase in asset based and other revenues from the first nine months of 2005 was primarily due to the factors described in the comparison between the three-month periods in Quarterly Results of Operations.

The increase in expenses excluding interest from the first nine months of 2005 was primarily due to higher compensation and benefits expense, professional services expense, and advertising and market development expense.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Segment Information

As detailed in note “12 – Segment Information” in the Notes to Condensed Consolidated Financial Statements, income from continuing operations before taxes on income was $1.2 billion for the first nine months of 2006, up $370 million, or 42%, from the first nine months of 2005 due to increases of $219 million, or 40%, in the Schwab Investor Services segment, $76 million, or 33%, in the Schwab Institutional segment, $33 million, or 36%, in the U.S. Trust segment, and $42 million in unallocated and other income from continuing operations. The increase in each of the three segments was primarily due to the factors described in the comparison between the three-month periods. The increase in unallocated and other income from continuing operations was due to the factor described in the comparison between the three-month periods as well as restructuring charges recorded in the first nine months of 2005.

Net Revenues

As shown in the following table, asset-based and other revenues, trading revenue, and total net revenues increased in the first nine months of 2006 from the first nine months of 2005.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Sources of Net Revenues

Nine Months Ended September 30,

		2006		2005
			% of		% of
	Percent		Total Net		Total Net
	Change	Amount	Revenues	Amount	Revenues
Asset-based and other revenues
Asset management and administration fees
Mutual fund service fees:
Proprietary funds (Schwab Funds®, Excelsior®, and Laudus FundsTM)	17%	$784	20%	$672	20%
Mutual Fund OneSource®	17%	384	10%	328	10%
Other	5%	46	1%	44	1%
Investment management and trust fees	15%	545	14%	475	15%
Other	(8%)	151	4%	164	5%

Asset management and administration fees	13%	1,910	49%	1,683	51%

Net interest revenue
Interest revenue:
Margin loans to clients	35%	627	16%	463	14%
Investments, client-related	24%	467	12%	378	12%
Loans to banking clients	41%	378	10%	269	8%
Securities available for sale	85%	296	8%	160	5%
Other	38%	159	4%	115	3%

Interest revenue	39%	1,927	50%	1,385	42%
Interest expense:
Brokerage client cash balances	20%	325	8%	271	8%
Deposits from banking clients	107%	308	8%	149	5%
Long-term debt	(4%)	25	1%	26	1%
Short-term borrowings	48%	34	1%	23	1%
Other	21%	17	1%	14	—

Interest expense	47%	709	19%	483	15%

Net interest revenue	35%	1,218	31%	902	27%

Other	24%	146	4%	118	4%

Total asset-based and other revenues	21%	3,274	84%	2,703	82%

Trading revenue
Commissions	5%	544	14%	518	16%
Principal transactions	(2%)	62	2%	63	2%

Total trading revenue	4%	606	16%	581	18%

Total net revenues	18%	$3,880	100%	$3,284	100%

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Net revenues by segment are as shown in the following table:

	Nine Months Ended
	September 30,		Percent Change
	2006	2005
Schwab Investor Services	$2,409	$2,014	20%
Schwab Institutional	720	587	23%
U.S. Trust	663	619	7%
Unallocated and other	88	64	38%

Total net revenues	$3,880	$3,284	18%

The increase in net revenues in both the Schwab Investor Services and Schwab Institutional segments from the first nine months of 2005 was primarily due to higher levels of client assets and higher interest rate spreads resulting from the higher interest rate environment. The increase in unallocated and other income from continuing operations was primarily due to the receipt of $25 million related to the confidential resolution of a legal matter in the third quarter of 2006.

Asset Management and Administration Fees

The increase in asset management and administration fees from the first nine months of 2005 was primarily due to the factors discussed in the comparison between the three-month periods.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Net Interest Revenue

Client-related daily average balances, interest rates, and average net interest spread for the first nine months of 2006 and 2005 are summarized in the following table:

	Nine Months Ended September 30,
	2006	2005
Interest-Earning Assets (client-related and other):
Investments (client-related):
Average balance outstanding	$13,372	$17,654
Average interest rate	4.67%	2.85%
Margin loans to clients:
Average balance outstanding	$10,328	$9,636
Average interest rate	8.11%	6.41%
Loans to banking clients:
Average balance outstanding	$8,755	$7,353
Average interest rate	5.77%	4.87%
Securities available for sale:
Average balance outstanding	$7,845	$5,281
Average interest rate	5.04%	4.03%
Average yield on interest-earning assets	5.86%	4.24%

Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
Average balance outstanding	$18,625	$22,489
Average interest rate	2.34%	1.61%
Interest-bearing banking deposits:
Average balance outstanding	$14,858	$11,228
Average interest rate	2.78%	1.76%
Other interest-bearing sources:
Average balance outstanding	$1,847	$1,614
Average interest rate	2.33%	2.27%
Average noninterest-bearing portion	$4,970	$4,593
Average interest rate on funding sources	2.21%	1.49%

Summary:
Average yield on interest-earning assets	5.86%	4.24%
Average interest rate on funding sources	2.21%	1.49%

Average net interest spread	3.65%	2.75%

The increase in net interest revenue from the first nine months of 2005 was primarily due to the factors described in the comparison between the three-month periods.

Other Revenue

The increase in other revenue from the first nine months of 2005 was primarily due to the factors discussed in the comparison between the three-month periods.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Trading Revenue

The increase in trading revenue from the first nine months of 2005 was primarily due to higher daily average revenue trades, partially offset by lower average revenue earned per revenue trade as a result of reductions in commission pricing in the third quarter of 2006 and first nine months of 2005.

As shown in the following table, daily average revenue trades executed by the Company increased 29%, while average revenue earned per revenue trade decreased 19% in the first nine months of 2006.

	Nine Months Ended
	September 30,		Percent Change
	2006	2005
Daily average revenue trades (in thousands) (1)	242.3	187.4	29%
Number of trading days	187.5	189.0	(1%)
Average revenue earned per revenue trade	$13.28	$16.40	(19%)

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

Expenses Excluding Interest

As shown in the table below, total expenses excluding interest increased in the first nine months of 2006 primarily due to higher compensation and benefits expense, professional services expense, and advertising and market development expense.

	Nine Months Ended
	September 30,		Percent Change
	2006	2005
Compensation and benefits	$1,580	$1,390	14%
Occupancy and equipment	242	246	(2%)
Professional services	222	185	20%
Depreciation and amortization	141	157	(10%)
Communications	147	145	1%
Advertising and market development	142	118	20%
Restructuring charges	—	17	(100%)
Other	158	148	7%

Total	$2,632	$2,406	9%

Expenses as a percentage of total net revenues:
Total expenses, excluding interest	68%	73%
Compensation and benefits	41%	42%
Advertising and market development	4%	4%

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Compensation and Benefits

The increase in compensation and benefits expense from the first nine months of 2005 was primarily due to higher levels of incentive compensation and salaries and wages, as well as severance charges recorded in the first quarter of 2006. The following table shows a comparison of certain compensation and benefits components and employee data:

	Nine Months Ended
	September 30,		Percent Change
	2006	2005
Salaries and wages	$847	$812	4%
Incentive compensation (1)	500	363	38%
Employee benefits and other	233	215	8%

Total	$1,580	$1,390	14%

Full-time equivalent employees (average, in thousands) (2)	13.8	13.8

(1)	Includes incentives, discretionary bonus costs, long-term incentive plan compensation, and stock-based compensation.

(2)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis.

Expenses Excluding Compensation and Benefits

The increase in advertising and market development expense from the first nine months of 2005 was primarily due to the Company’s media spending related to its “Talk to ChuckTM” national advertising campaign during the first half of 2006. The increase in professional services expense from the first nine months of 2005 was primarily due to increases in fees paid to outsourced service providers and consultants. The restructuring charges of $17 million in the first nine months of 2005 were related to the Company’s 2004 cost reduction effort which was completed in the first half of 2005.

LIQUIDITY AND CAPITAL RESOURCES

CSC conducts substantially all of its business through its wholly-owned subsidiaries. The capital structure among CSC and its subsidiaries is designed to provide each entity with capital and liquidity to meet its operational needs and regulatory requirements.

CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended. On July 19, 2006, USTC became a financial holding company. CSC and its depository institution subsidiaries, which include U.S. Trust and Charles Schwab Bank, N.A. (Schwab Bank) are subject to the Federal Reserve Board’s risk-based and leverage capital guidelines. These regulations require banks and bank holding companies to maintain minimum levels of capital. In addition, CSC’s depository institution subsidiaries are subject to limitations on the amount of dividends they can pay to CSC. Based on their respective regulatory capital ratios at September 30, 2006, the Company and its depository institution subsidiaries are considered well capitalized.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes, of which $262 million was issued and outstanding at September 30, 2006, have maturities ranging from 2007 to 2010 and fixed interest rates ranging from 6.52% to 8.05% with interest payable semiannually. The Medium-Term Notes are rated A2 by Moody’s Investors Service (Moody’s), A- by Standard & Poor’s Ratings Group (S&P), and A by Fitch Ratings, Ltd. (Fitch).

CSC has a prospectus supplement on file with the Securities and Exchange Commission (SEC) enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At September 30, 2006, all of these notes remained unissued.

CSC has a Registration Statement under the Securities Act of 1933 on Form S-3 on file with the SEC relating to a universal shelf registration for the issuance of up to $1.0 billion aggregate amount of various securities, including common stock, preferred stock, debt securities, and warrants. At September 30, 2006, all of these securities remained unissued.

CSC has authorization from its Board of Directors to issue commercial paper up to the amount of CSC’s committed, unsecured credit facility (see below), not to exceed $1.5 billion. At September 30, 2006, no commercial paper has been issued. CSC’s ratings for these short-term borrowings are P-1 by Moody’s, A-2 by S&P, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of eighteen banks which is scheduled to expire in June 2007. This facility replaced a similar facility that expired in June 2006. These facilities were unused during the first nine months of 2006. Any issuances under CSC’s commercial paper program will reduce the amount available under this facility. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of stockholders’ equity, Schwab to maintain a minimum net capital ratio, as defined, and CSC’s depository institution subsidiaries to be well capitalized, as defined. Management believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $795 million of the $845 million uncommitted, unsecured bank credit lines, provided by eight banks that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. These lines were not used by CSC during the first nine months of 2006.

Schwab

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $19.7 billion and $24.2 billion at September 30, 2006 and December 31, 2005, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.

The Company has a lease financing liability related to an office building and land under a 20-year lease. The remaining lease financing liability of $127 million at September 30, 2006 is being reduced by a portion of the lease payments over the remaining lease term.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of eight banks totaling $845 million at September 30, 2006. The need for short-term borrowings arises primarily from timing differences between cash flow requirements and the scheduled liquidation of interest-bearing investments. Schwab used such borrowings for eight days during the first nine months of 2006, with daily amounts borrowed averaging $93 million. There were no borrowings outstanding under these lines at September 30, 2006.

To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured letter of credit agreements with eleven banks in favor of the OCC aggregating $830 million at September 30, 2006. Schwab pays a fee to maintain these arrangements. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging letters of credit

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

(LOCs), in favor of these brokerage clients, which are issued by multiple banks. At September 30, 2006, the commitment amount of these LOCs totaled $208 million. No funds were drawn under these LOCs at September 30, 2006.

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At September 30, 2006, Schwab’s net capital was $1.1 billion (10% of aggregate debit balances), which was $857 million in excess of its minimum required net capital and $529 million in excess of 5% of aggregate debit balances. Schwab has historically targeted net capital to be at least 10% of its aggregate debit balances, which primarily consist of client margin loans.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility which is scheduled to expire in March 2008. The amount outstanding under this facility at September 30, 2006 was $220 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

U.S. Trust

The liquidity needs of U.S. Trust are generally met through deposits from banking clients, equity capital, and borrowings.

The excess cash held in certain Schwab brokerage client accounts is swept into money market deposit accounts at U.S. Trust. At September 30, 2006, these balances totaled $737 million.

In addition to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements, USTC’s depository institution subsidiaries have established their own external funding sources. At September 30, 2006, U.S. Trust had $52 million in Trust Preferred Capital Securities outstanding with a fixed interest rate of 8.41%. Certain of USTC’s depository institution subsidiaries have established credit facilities with the Federal Home Loan Bank System (FHLB) totaling $2.1 billion. At September 30, 2006, $600 million was outstanding under these facilities. Additionally, at September 30, 2006, U.S. Trust had $38 million of federal funds purchased.

U.S. Trust also engages in intercompany repurchase agreements with Schwab Bank and Schwab. At September 30, 2006, U.S. Trust had $200 million in repurchase agreements outstanding with both Schwab Bank and Schwab.

CSC provides U.S. Trust with a $300 million short-term credit facility maturing in December 2006. Borrowings under this facility do not qualify as regulatory capital for U.S. Trust. No funds were drawn under this facility at September 30, 2006.

U.S. Trust uses interest rate swap agreements (Swaps) with third parties to hedge the interest rate risk associated with its variable rate deposits from banking clients and short-term borrowings. These Swaps are structured for U.S. Trust to receive a variable rate of interest and pay a fixed rate of interest. At September 30, 2006, these Swaps have a notional value of $660 million and a net derivative asset value of $5 million.

Schwab Bank

Schwab Bank’s current liquidity needs are generally met through deposits from banking clients and equity capital.

The excess cash held in certain Schwab brokerage client accounts is swept into money market deposit accounts at Schwab Bank. At September 30, 2006, these balances totaled $9.0 billion.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, CSC provides Schwab Bank with a $100 million short-term credit facility maturing in December 2007. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. No funds were drawn under this facility at September 30, 2006.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Schwab Bank maintains a credit facility with the FHLB. At September 30, 2006, $689 million was available, and no funds were drawn under this facility.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio of less than 20%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at September 30, 2006 was $5.1 billion, up $111 million, or 2%, from December 31, 2005. At September 30, 2006, the Company had long-term debt of $441 million, or 9% of total financial capital, that bears interest at a weighted-average rate of 7.18%. At December 31, 2005, the Company had long-term debt of $514 million, or 10% of total financial capital.

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

In the first nine months of 2006, cash and cash equivalents increased $1.5 billion, or 66%, to $3.9 billion primarily due to movements of brokerage client-related funds to meet segregation requirements and increases in deposits from banking clients. These changes were partially offset by decreases in payables to brokerage clients and increases in net securities available for sale.

In the first nine months of 2006, the Company’s capital expenditures were $97 million and the Company sold a data center for $62 million. In the first nine months of 2005, the Company’s capital expenditures were $79 million and the Company sold fixed assets for $2 million. Capital expenditures in the first nine months of 2006 and 2005 were primarily for software and equipment relating to the Company’s information technology systems. Capital expenditures as described above include the capitalized costs for developing internal-use software of $36 million in the first nine months of 2006 and $35 million in the first nine months of 2005.

The Company repaid $68 million of long-term debt in the first nine months of 2006. The Company decreased its short-term borrowings by $32 million during the first nine months of 2006.

On July 25, 2006, the Board of Directors authorized the repurchase of up to $500 million of CSC’s common stock. Prior authorizations by the Board of Directors have been exhausted. During the first nine months of 2006, CSC repurchased 46 million shares of its common stock for $746 million. CSC repurchased 48 million shares of its common stock for $573 million in the first nine months of 2005. As of September 30, 2006, CSC had authority to repurchase up to $200 million of its common stock.

During the first nine months of 2006 and 2005, the Company paid common stock cash dividends of $109 million and $84 million, respectively.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Off-Balance-Sheet Arrangements

The Company enters into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit and letters of credit. Additionally, the Company enters into guarantees and other similar arrangements as part of the ordinary course of business. For discussion on the Company’s off-balance-sheet arrangements, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and note “10 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements.

RISK MANAGEMENT

For discussion on the Company’s principal risks and some of the policies and procedures for risk identification, assessment, and management, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. For a discussion on liquidity risk, see “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” for additional information relating to market risk.

Given the nature of the Company’s net revenues, expenses, and risk profile, the Company’s earnings and CSC’s common stock price have been and may continue to be subject to significant volatility from period to period. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period. Risk is inherent in the Company’s business. Consequently, despite the Company’s attempts to identify areas of risk, oversee operational areas involving risk, and implement policies and procedures designed to manage risk, there can be no assurance that the Company will not suffer unexpected losses due to operating or other risks.

CRITICAL ACCOUNTING POLICIES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to these critical accounting policies during the first nine months of 2006.

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

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” and other similar expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things, the impact on the Company’s results of operations of recording compensation expense related to the Company’s sabbatical program (see note “2 – New Accounting

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Standards” in the Notes to Condensed Consolidated Financial Statements); the impact of future stock-based compensation on the Company’s results of operations (see note “3 – Stock Incentive Plans” in the Notes to Condensed Consolidated Financial Statements); the impact of changes in estimated costs related to the Company’s past restructuring initiatives on the Company’s results of operations (see note “8 – Restructuring Charges and Reserves” in the Notes to Condensed Consolidated Financial Statements); the impact of changes in the likelihood of indemnification payment obligations on the Company’s results of operations (see note “10 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements); the impact of legal proceedings and regulatory matters (see note “10 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements and Part II – Other Information, Item 1 – Legal Proceedings); net interest expense under interest rate swaps (see note “11 – Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk” in the Notes to Condensed Consolidated Financial Statements); sources of liquidity and capital (see Liquidity and Capital Resources – Liquidity); and capital structure (see Liquidity and Capital Resources – Capital Resources). Achievement of the expressed beliefs, objectives, and expectations described in these statements is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed beliefs, objectives, and expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or, in the case of documents incorporated by reference, as of the date of those documents.

Important factors that may cause such differences are noted in this interim report and include, but are not limited to: adverse results of litigation or regulatory matters; the Company’s ability to sublease certain properties; the amount of loans to the Company’s banking and brokerage clients; the level of the Company’s stock repurchase activity; potential breaches of contractual terms for which the Company has indemnification obligations; changes in revenues and profit margin due to cyclical securities markets and fluctuations in interest rates; and changes in the Company’s level of personnel. Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

THE CHARLES SCHWAB CORPORATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments Held For Trading Purposes

The Company holds fixed income securities, which include municipal and government securities, and corporate bonds, in inventory to meet clients’ trading needs. The fair value of such inventory was $78 million and $74 million at September 30, 2006 and December 31, 2005, respectively. These securities, and the associated interest rate risk, are not material to the Company’s financial position, results of operations, or cash flows.

Financial Instruments Held For Purposes Other Than Trading

Debt Issuances

At September 30, 2006, CSC had $262 million aggregate principal amount of Medium-Term Notes outstanding, with fixed interest rates ranging from 6.52% to 8.05%. At December 31, 2005, CSC had $330 million aggregate principal amount of Medium-Term Notes outstanding with fixed interest rates ranging from 6.21% to 8.05%. At both September 30, 2006 and December 31, 2005, U.S. Trust had $52 million Trust Preferred Capital Securities outstanding, with a fixed interest rate of 8.41%.

The Company has fixed cash flow requirements regarding these long-term debt obligations due to the fixed rate of interest. The fair values of these obligations at September 30, 2006 and December 31, 2005, based on estimates of market rates for debt with similar terms and remaining maturities, was $334 million and $407 million, respectively, compared to their carrying amounts of $314 million and $384 million, respectively.

Interest Rate Swaps

As part of its consolidated asset and liability management process, the Company utilizes Swaps to manage interest rate risk. For a discussion of such Swaps, see note “11 – Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk” in the Notes to Condensed Consolidated Financial Statements.

Forward Sale and Interest Rate Lock Commitments

For a discussion of Schwab Bank’s forward sale and interest rate lock commitments related to its loans held for sale portfolio, see note “11 – Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk or Market Risk” in the Notes to Condensed Consolidated Financial Statements.

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

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated

THE CHARLES SCHWAB CORPORATION

balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 200 basis point increase or decrease in interest rates relative to the Company’s current base rate forecast on simulated net interest revenue over the next twelve months at September 30, 2006 and December 31, 2005.

Percentage Increase (Decrease)	September 30, 2006	December 31, 2005
Increase of 200 basis points	2.0%	5.2%
Decrease of 200 basis points	(3.7%)	(5.7%)

While the simulations show a decrease in exposure to rate changes at September 30, 2006 from December 31, 2005, the Company remains positioned to experience increases in net interest revenue as rates rise and decreases as rates fall.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, two stockholders’ derivative actions were filed in California Superior Court in San Francisco in March and April 2004 against CSC and sixteen current or former CSC directors. These actions, which were later consolidated, alleged that the directors breached their fiduciary duties to CSC and its stockholders by failing to maintain adequate controls to prevent improper mutual fund trading practices, and sought the recovery of unspecified compensatory damages and attorneys’ fees, along with the return of all salaries and other remuneration received by the directors. The claims had been stayed by agreement of the parties. In July 2006, the court dismissed plaintiffs’ claims without prejudice.

Item 1A.	Risk Factors

During the first nine months of 2006, there have been no material changes to the risk factors in “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

THE CHARLES SCHWAB CORPORATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the third quarter of 2006.

(In millions, except per share amounts)			Total Number	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	of Shares Purchased as Part of Publicly Announced Program (1)
July	2	$15.64	2	$467
August	12	16.06	12	279
September	5	16.75	5	200

Total	19	$16.19	19	$200

(1)	All shares were repurchased under an authorization by CSC’s Board of Directors covering up to $500 million of common stock publicly announced by the Company on July 25, 2006. The remaining authorization does not have an expiration date.

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

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date: November 6, 2006	/s/ Christopher V. Dodds
Christopher V. Dodds
Executive Vice President and
Chief Financial Officer