Form 10-K
period 2006-12-31
SCHWAB CHARLES CORP
filed 2007-02-26
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock - $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2006, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $16.7 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant, and certain investment companies managed by Charles Schwab Investment Management, Inc. were deemed to be shares of the voting stock held by affiliates.

The number of shares of Common Stock outstanding as of January 31, 2007 was 1,267,988,965.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information contained in the registrant’s definitive proxy statement for its annual meeting of stockholders, to be held May 17, 2007, by reference to that document.

THE CHARLES SCHWAB CORPORATION

Annual Report On Form 10-K

For Fiscal Year Ended December 31, 2006

THE CHARLES SCHWAB CORPORATION

PART I

Item 1.	Business

General Corporate Overview

The Charles Schwab Corporation (CSC), headquartered in San Francisco, California, was incorporated in 1986 and engages, through its subsidiaries (collectively referred to as the Company, and primarily located in San Francisco except as indicated), in securities brokerage, banking, and related financial services. At December 31, 2006, the Company had $1.239 trillion in client assets, 6.7 million active brokerage accounts(a), 542,000 corporate retirement plan participants, and 147,000 banking accounts. Certain subsidiaries of CSC include: Charles Schwab & Co., Inc. (Schwab), which was incorporated in 1971, is a securities broker-dealer with 303 domestic branch offices in 45 states, a branch in each of the Commonwealth of Puerto Rico and London, U.K., and serves clients in Hong Kong through one of CSC’s subsidiaries; Charles Schwab Bank, N.A. (Schwab Bank), which commenced operations in 2003, is a retail bank located in Reno, Nevada; Charles Schwab Investment Management, Inc. (CSIM) is the investment advisor for Schwab’s proprietary mutual funds, which are referred to as the Schwab Funds®; CyberTrader, Inc. (CyberTrader), which was acquired in 2000 and is located in Austin, Texas, is an electronic trading technology and brokerage firm providing services to highly active, online traders; and The Charles Schwab Trust Company (CSTC), which serves as trustee for employee benefit plans, primarily 401(k) plans.

On November 19, 2006, the Company entered into a definitive agreement with Bank of America Corporation (Bank of America) pursuant to which Bank of America will acquire all of the outstanding stock of U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust), a subsidiary which provides wealth management services and is located in New York. The transaction is expected to close early in the third quarter of 2007; accordingly, U.S. Trust is presented on a discontinued operations basis for financial statement purposes. All other information contained in this Annual Report on Form 10-K is presented on a continuing operations basis unless otherwise noted.

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

As of December 31, 2006, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of about 12,400 full-time employees.

The Company provides financial services to individuals and institutional clients through two segments – Schwab Investor Services and Schwab Institutional®. The Schwab Investor Services segment includes the Company’s retail brokerage and banking operations, as well as the Schwab Retirement Plan Services division. The Schwab Institutional segment provides custodial, trading and support services to independent investment advisors (IAs). For financial information by segment for the three years ended December 31, 2006, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 21. Segment Information.”

Business Strategy and Competitive Environment

The Company’s primary strategy is to meet the financial services needs of individual investors and the independent IAs who serve them. In pursuit of this strategy, the Company endeavors to provide clients with a compelling combination of personalized relationships, superior service, and competitive pricing. The Company also strives to combine people and technology in ways that facilitate the delivery of a full range of investment services at great value. People provide the

(a)	Accounts with balances or activity within the preceding eight months.

THE CHARLES SCHWAB CORPORATION

client focus and personal touch that are essential in serving investors, while technology helps create services that are scalable and consistent. This combination helps the Company address a wide range of client needs – from tools and information for self-directed investing or active trading, to advice services or wealth management, to retirement plans, to support services for independent IAs – while enabling each client to easily utilize some or all of these capabilities according to each client’s unique circumstances. In 2006 the Company sharpened its strategic focus with the pending sale of U.S. Trust and the announcement of an agreement to purchase The 401(k) Company, a provider of retirement plan services.

The Company’s competition in serving individual investors includes a wide range of brokerage, wealth management, and asset management firms. In serving these investors and competing for a growing percentage of the trillions of dollars of investable wealth in the U.S., the Company offers a multi-channel service delivery model which includes branch, telephonic, and online capabilities. Under this model, the Company can offer personalized service at competitive prices while giving clients the choice of where, when, and how they do business with the firm. Schwab’s network of branches and regional telephone service centers is staffed with trained and experienced financial consultants (FCs) focused on building and sustaining client relationships. The Company offers the ability to meet client investing needs through a single ongoing point of contact, even as those needs change over time. In particular, management believes that the Company’s ability to provide those clients seeking help, guidance, or advice with an integrated, individually tailored solution – ranging from occasional consultations to an ongoing relationship with a Schwab FC or IA – is a competitive strength versus the more fragmented offerings of other firms.

The Company’s online and telephonic channels provide quick and efficient access to an extensive array of information, research, tools, trade execution, and administrative services, which clients can access according to their needs. For example, as clients trade more actively, they can use these channels to access highly competitive pricing, expert tools, and extensive service capabilities – including experienced, knowledgeable teams of trading specialists and integrated product offerings. Individuals investing for retirement through 401(k) plans can take advantage of the Company’s bundled offering of multiple investment choices, education, and third-party advice. Management also believes the Company is able to compete with the wide variety of financial services firms striving to attract individual client relationships, by complementing these capabilities with the extensive array of investment, banking, and lending products and services described in the following section.

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

Another important aspect of the Company’s ability to compete is its ongoing focus on efficiency and productivity, as lower costs give the Company greater flexibility in its approach to pricing and investing for growth. Management believes that this flexibility remains important in light of the current competitive environment, in which a number of competitors have reduced online trading commission rates and account fees. Additionally, the Company’s nationwide marketing effort is an important competitive tool because it reinforces the attributes of the Schwab® brand.

Products and Services

The Company offers a broad range of products to address its clients’ varying investment and financial needs. Examples of these product offerings include:

•

Brokerage – various asset management accounts including some with check-writing features, debit card, and billpay; individual retirement accounts; retirement plans for small to large businesses; 529 college savings accounts; and margin loans, as well as access to fixed income securities and equity and debt offerings;

THE CHARLES SCHWAB CORPORATION

•	Banking – first mortgages, home equity lines of credit, pledged-asset mortgages, checking accounts linked to brokerage accounts, certificates of deposit, demand deposit accounts, and credit cards; and

•

Mutual funds – third-party mutual funds through Mutual Fund Marketplace®, including no-load mutual funds through the Mutual Fund OneSource® service, proprietary mutual funds from two fund families – Schwab Funds and Laudus FundsTM – and mutual fund trading and clearing services to broker-dealers.

These products, and the Company’s full array of investing services, are made available through its two segments – Schwab Investor Services and Schwab Institutional.

Schwab Investor Services

Through the Schwab Investor Services segment, the Company provides retail brokerage and banking services to individual investors, as well as 401(k) record keeping and other retirement plan services to corporations and professional organizations. Clients of the Company, through the Schwab Investor Services segment, have access to the services described below.

The Company offers research, analytic tools, performance reports, market analysis, and educational material to all clients. Clients looking for more guidance have access to online portfolio planning tools, as well as professional advice from Schwab’s portfolio consultants who can help develop an investment strategy and carry out investment and portfolio management decisions. Many clients have a relationship with a specific FC, who serves as their primary point of contact for utilizing Schwab’s services.

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

Clients may need specific investment recommendations either from time to time or on an ongoing basis. The Company seeks to provide clients seeking advice with customized solutions. The Company’s approach to advice is based on long-term investment strategies and guidance on portfolio diversification and asset allocation. This approach is designed to be offered consistently across all of Schwab’s delivery channels.

Schwab Private ClientTM features a personal advice relationship with a designated FC, supported by a team of investment professionals who provide individualized service, a customized investment strategy developed in collaboration with the client, and ongoing guidance and execution.

For clients seeking a relationship in which investment decisions are fully delegated to a financial professional, the Company offers several alternatives. The Company provides investors access to professional investment management in a diversified account that is invested exclusively in mutual funds through the Schwab Managed PortfolioTM program. The Company also refers investors who want to utilize a specific third-party money manager to direct a portion of their investment assets to the Schwab Managed Account program. In addition, clients who want the assistance of an independent professional in managing their financial affairs may be referred to IAs in the Schwab Advisor Network®. These IAs provide personalized portfolio management, financial planning, and wealth management solutions.

The Company strives to deliver information, education, technology, service, and pricing which meet the specific needs of clients who trade actively. Schwab offers integrated Web- and software-based trading platforms, which incorporate intelligent order routing technology, real-time market data, options trading, and premium stock research, as well as multi-channel access. CyberTrader® also offers extensive Web- and software-based trading platforms with more

THE CHARLES SCHWAB CORPORATION

sophisticated account and trade management features, risk management tools, decision support tools, and dedicated personal support.

The Company serves both foreign investors and non-English-speaking U.S. clients who wish to trade or invest in U.S. dollar-based securities. The Company has a physical presence in the United Kingdom and Hong Kong. In the U.S., the Company serves Chinese-, Korean-, Spanish-, and Vietnamese-speaking clients through a combination of designated branch offices and Web-based and telephonic services.

The Company provides 401(k) recordkeeping and other retirement plan services to corporations and professional organizations through its Schwab Retirement Plan Services division. A dedicated sales force markets these services directly to such organizations, and the Company also serves plan sponsors indirectly through alliances with third-party administrators. The Company’s bundled

401(k) retirement plan product offers plan sponsors a wide array of investment options, participant education and servicing, trustee services, and participant-level recordkeeping. Participants in these plans have access to customized advice provided by a third party.

On December 22, 2006, the Company announced an agreement to acquire The 401(k) Company, which offers defined contribution plan services. The 401(k) Company will complement Schwab’s retirement business strategy and increase Schwab’s ability to meet the needs of retirement plans of all sizes. The transaction is expected to close in March 2007.

Schwab Institutional

Through the Schwab Institutional segment, Schwab provides custodial, trading, technology, practice management, and other support services to IAs. To attract and serve IAs, Schwab Institutional has a dedicated sales force and service teams assigned to meet their needs.

IAs who custody client accounts at Schwab may use proprietary software that provides them with up-to-date client account information, as well as trading capabilities. In addition, IAs may utilize the Schwab Institutional website, the core platform for IAs to conduct daily business activities online with Schwab, including submitting client account information and retrieving news and market information. This platform provides IAs with a comprehensive suite of electronic and paper-based reporting capabilities. Schwab Institutional also offers online cashiering services, as well as internet-based eDocuments sites for both IAs and their clients that provide multi-year archiving of online statements, trade confirms and tax reports, along with document search capabilities.

To help IAs grow and manage their practices, Schwab Institutional offers a variety of services, including marketing and business development, business strategy and planning, and transition support. Regulatory compliance consulting and support services are also available, as well as website design and development capabilities. In addition, Schwab Institutional maintains a website that provides interactive tools, educational content, and research reports to assist advisors thinking about establishing their own independent practices.

The Company also offers a variety of educational materials and events to IAs seeking to expand their knowledge of industry issues and trends, as well as sharpen their individual expertise and practice management skills. Schwab Institutional updates and shares market research on an ongoing basis, and it holds a series of events and conferences every year to discuss topics of interest to IAs, including business strategies and best practices. The Company also sponsors the annual IMPACT® conference, which provides a national forum for the Company, IAs, and other industry participants to gather and share information and insights.

IAs and their clients also have access to a broad range of the Company’s products and services, including managed accounts, cash products, and annuities.

THE CHARLES SCHWAB CORPORATION

Regulation

CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the Act). CSC’s depository institution subsidiaries, including Schwab Bank and affiliates of U.S. Trust (currently reflected as a discontinued operation for financial statement purposes), are subject to regulation and supervision and to various requirements and restrictions under federal and state laws, including regulatory capital guidelines. Among other things, these requirements govern transactions with CSC and its non-depository institution subsidiaries, including loans and other extensions of credit, investments or asset purchases, dividends, and investments. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver.

To maintain its status as a financial holding company, each of CSC’s depository institution subsidiaries must be kept “well capitalized” and “well managed.” In addition, each of CSC’s insured depository institution subsidiaries must be rated “satisfactory” or better in meeting the requirements of the Community Reinvestment Act of 1977 in order for CSC to engage in new financial activities or enter into certain acquisitions of companies engaged in financial activities.

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

Sources of Net Revenues

For revenue information by source for the three years ended December 31, 2006, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Net Revenues.”

THE CHARLES SCHWAB CORPORATION

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

The industry in which the Company competes has undergone a period of consolidation and the Company now faces stronger competitors.

The Company faces intense competition for the clients that it serves and the products and services it offers. There has been significant consolidation as financial institutions with which the Company competes have been acquired by or merged into or acquired other firms. This consolidation may continue. Competition is based on many factors, including the range of products and services offered, pricing, customer service, brand recognition, reputation, and perceived financial strength. Consolidations may enable other firms to offer a broader range of products and services than the Company does, or offer such products at more competitive prices.

THE CHARLES SCHWAB CORPORATION

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

As a participant in the securities and financial services industries, the Company is subject to extensive regulation under both federal and state laws by governmental agencies, supervisory authorities, and SROs. Such regulation continues to become more extensive and complex. The requirements imposed by the Company’s regulators are designed to ensure the integrity of the financial markets and to protect clients. These regulations often serve to limit the Company’s activities by way of net capital, customer protection and market conduct requirements, and restrictions on the businesses in which the Company may operate. Despite the Company’s efforts to comply with applicable regulations, there are a number of risks, particularly in areas where applicable regulations may be unclear or where regulators revise their previous guidance. Any enforcement actions or other proceedings brought by the Company’s regulators against the Company or its affiliates, officers or employees could result in fines, penalties, cease and desist orders, enforcement actions, or suspension or expulsion, any of which could harm the Company’s reputation and adversely affect the Company’s results of operations and financial condition.

In the ordinary course of business, the Company is subject to litigation and may not always be successful in defending itself against such claims.

The Company is subject to claims and lawsuits in the ordinary course of its business, which can result in settlements, awards, and injunctions. It is inherently difficult to predict the ultimate outcome of these matters, particularly in cases in which claimants seek substantial or unspecified damages, and a substantial judgment, settlement, fine, or penalty could be material to the Company’s operating results or cash flows for a particular future period, depending on the Company’s results for that period.

From time to time, the Company is subject to litigation claims from third parties alleging infringement of their intellectual property rights (e.g., patents). Such litigation can require the expenditure of significant Company resources. If the Company was found to have infringed a third-party patent, or other intellectual property rights, it could incur substantial liability, and in some circumstances could be enjoined from using certain technology, or providing certain products or services.

Legislation or changes in rules and regulations could negatively impact the Company’s business and financial results.

New legislation, rule changes, or changes in the interpretation or enforcement of existing federal, state and SRO rules and regulations may directly affect the operation and profitability of the Company or its specific business lines. The profitability of the Company could also be affected by rules and regulations which impact the business and financial communities generally, including changes to the laws governing taxation, electronic commerce, client privacy and security of client data.

THE CHARLES SCHWAB CORPORATION

A significant decrease in the Company’s liquidity could negatively affect the Company’s business as well as reduce client confidence in the Company.

Maintaining adequate liquidity is crucial to the business operations of the Company, including margin lending, mortgage lending, and transaction settlement, among other liquidity needs. A reduction in the Company’s liquidity position could also reduce client confidence in the Company, which could result in the loss of client accounts. In addition, if the Company’s broker-dealer or depository institution subsidiaries fail to meet regulatory capital guidelines, regulators could limit the Company’s operations and its ability to repay debt, pay cash dividends, and repurchase shares of its stock. In particular, any such limitations could have an adverse effect on CSC, which depends primarily on cash generated by its subsidiaries in order to fulfill its debt service obligations and otherwise meet its liquidity needs. The Company attempts to manage liquidity risk by maintaining sufficient liquid financial resources to fund its balance sheet and meet its obligations. The Company meets its liquidity needs primarily through cash generated by operations, as well as cash provided by external financing. Fluctuations in client cash or deposit balances, as well as changes in market conditions, may affect the Company’s ability to meet its liquidity needs.

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

The Company faces technology and operating risk which is the potential for loss due to deficiencies in control processes or technology systems of the Company or its vendors that constrain the Company’s ability to gather, process, and communicate information and process client transactions efficiently and securely, without interruptions. This risk also includes the risk of human error, employee misconduct, external fraud, computer viruses, terrorist attacks, and natural disaster. The Company’s business and operations could be negatively impacted by any significant technology and operational failures. Moreover, instances of fraud or other misconduct, including improper use or disclosure of confidential client or employee information, might also negatively impact the Company’s reputation and client confidence in the Company, in addition to any direct losses that might result from such instances. Despite the Company’s efforts to identify areas of risk, oversee operational areas involving risk, and implement policies and procedures designed to manage risk, there can be no assurance that the Company will not suffer unexpected losses due to technology or other operational failures, including those of its vendors.

The Company also faces risk related to its security guarantee which covers client losses from unauthorized account activity, such as those caused by external fraud involving the compromise of clients’ login and password information. Losses reimbursed under the guarantee could have a negative impact on the Company’s results of operations.

The Company relies on outsourced service providers to perform key functions.

The Company relies on service providers to perform certain key technology, processing, and support functions. These service providers also face technology and operating risk and any significant failures by them, including the improper use or disclosure of the Company’s confidential client or employee information, could cause the Company to incur losses and could harm the Company’s reputation. The Company also faces the risk that a service provider could, without adequate notice, cease to provide services, which could disrupt the Company’s operations. Switching to an alternative service provider may also require a transition period and result in less efficient operations.

THE CHARLES SCHWAB CORPORATION

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

The Company evaluates potential strategic transactions, including business combinations, acquisitions, and dispositions. Any such transaction could have a material impact on the Company’s financial position, results of operations, or cash flows. The process of evaluating, negotiating, and effecting any such strategic transaction may divert management’s attention from other business concerns, and might cause the loss of key clients, employees, and business partners. Moreover, integrating businesses and systems may result in unforeseen expenditures as well as numerous risks and uncertainties, including the need to integrate operational, financial, and management information systems and management controls, integrate relationships with clients and business partners, and manage facilities and employees in different geographic areas. In addition, an acquisition may cause the Company to assume liabilities or become subject to litigation. Further, the Company may not realize the anticipated benefits from an acquisition, including the acquisition of The 401(k) Company, and any future acquisition could be dilutive to the Company’s current stockholders’ percentage ownership or to earnings per share (EPS).

The Company’s acquisitions and dispositions are typically subject to closing conditions, including regulatory approvals and the absence of material adverse changes in the business, operations or financial condition of the entity being acquired or sold. To the extent the Company enters into an agreement to buy or sell an entity, including the existing agreement to sell U.S. Trust, there can be no guarantee that the transaction will close when expected, or at all. If a material transaction does not close, the Company’s stock price could decline.

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

THE CHARLES SCHWAB CORPORATION

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

A summary of the Company’s significant locations at December 31, 2006 is presented in the following table. Locations are leased or owned as noted below. The square footage amounts are presented net of space that has been subleased to third parties.

(amounts in thousands)	Square Footage
	Leased	Owned
Location
Corporate office space:

San Francisco, CA (1)	1,427	—

Service centers:

Phoenix, AZ (2,3)	154	709

Denver, CO (2)	274	—

Richfield, OH (4)	123	—

Indianapolis, IN (2)	—	113

Orlando, FL (2)	106	—

(1)	Includes Schwab headquarters.

(2)	Includes a regional telephone service center.

(3)	Includes two data centers and an administrative support center.

(4)	Includes the Corporate and Retirement Services division headquarters.

Substantially all of the Company’s branch offices are located in leased premises. The corporate headquarters, data centers, offices, and service centers generally support all of the Company’s segments.

Item 3.	Legal Proceedings

The Company is subject to claims and lawsuits in the ordinary course of its business, including arbitrations, class actions, and other litigation, some of which include claims for substantial or unspecified damages. The Company is also the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies. In addition, the Company is responding to certain litigation claims brought against former subsidiaries pursuant to indemnities it has provided to purchasers of those entities.

The Company believes it has strong defenses in all significant matters currently pending and is vigorously contesting liability and the damages claimed. Nevertheless, some of these matters may result in adverse judgments or awards,

THE CHARLES SCHWAB CORPORATION

including penalties, injunctions, or other relief, and the Company may also determine to settle a matter because of the uncertainty and risks of litigation. Predicting the outcome of a matter is inherently difficult, particularly where claimants seek substantial or unspecified damages, or when investigations or legal proceedings are at an early stage. In many cases, including most class action lawsuits, it is not possible to determine whether a loss will be incurred or to estimate the range of that loss until the matter is close to resolution. However, based on current information and consultation with counsel, management believes that the resolution of matters currently pending, including those described below, will not have a material adverse impact on the financial condition or cash flows of the Company, but could be material to the Company’s operating results for a particular future period, depending on results for that period.

SoundView Litigation: As part of the sale of SoundView to UBS Securities LLC and UBS Americas Inc. (collectively referred to as UBS), the Company agreed to indemnify UBS for certain litigation, including the claims described below.

SoundView and certain of its subsidiaries are among the numerous financial institutions named as defendants in multiple purported securities class actions filed in the United States District Court for the Southern District of New York (the IPO Allocation Litigation) between June and December 2001. The IPO Allocation Litigation was brought on behalf of persons who either directly or in the aftermarket purchased IPO securities between March 1997 and December 2000. The plaintiffs allege that SoundView entities and the other underwriters named as defendants required customers receiving allocations of IPO shares to pay excessive and undisclosed commissions on unrelated trades and to purchase shares in the aftermarket at prices higher than the IPO price, in violation of the federal securities laws. SoundView entities have been named in 31 of the actions, each involving a different company’s IPO, and had underwriting commitments in approximately 90 other IPOs that are the subject of lawsuits. SoundView entities have not been named as defendants in these cases, although the lead underwriters in those IPOs have asserted that depending on the outcome of the cases, SoundView entities may have indemnification or contribution obligations based on underwriting commitments in the IPOs. The parties, with the assent of the District Court, selected 17 cases as focus cases for the purpose of case-specific discovery, and in October 2004, the District Court allowed 6 of the focus cases to proceed as class actions. Defendants appealed that decision to the United States Court of Appeals for the Second Circuit, which issued an order on December 5, 2006 reversing the District Court and rejecting the consideration of these cases as class actions. Plaintiffs are now appealing that decision. The Company will continue to vigorously contest these claims on behalf of SoundView pursuant to the indemnity with UBS.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2006, no matters were submitted to a vote of CSC’s security holders.

THE CHARLES SCHWAB CORPORATION

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

CSC’s common stock is listed on The Nasdaq Stock Market under the ticker symbol SCHW. The number of common stockholders of record as of January 31, 2007 was 10,344. The closing market price per share on that date was $18.92.

The other information required to be furnished pursuant to this item is included in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 13. Employee Incentive, Deferred Compensation, and Retirement Plans and 24. Quarterly Financial Information (Unaudited).”

The following graph shows a five-year comparison of cumulative total returns for CSC’s common stock, the Dow Jones U.S. Investment Services Index, and the Standard & Poor’s 500 Index, each of which assumes an initial investment of $100 and reinvestment of dividends.

December 31,	2001	2002	2003	2004	2005	2006
The Charles Schwab Corporation	$100	$70	$77	$79	$97	$129
Dow Jones U.S. Investment Services Index	$100	$74	$104	$113	$138	$186
Standard & Poor’s 500 Index	$100	$78	$100	$111	$117	$135

THE CHARLES SCHWAB CORPORATION

(c) Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the fourth quarter of 2006.

Month	Total Number Of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in millions)
October:
Share Repurchase Program (1)	—	—	—	$200
November:
Share Repurchase Program (1)	2,261	$18.47	2,261	$158
December:
Share Repurchase Program (1)	3,788	$18.71	3,788	$87
Employee Transactions (2)	285	$19.31	N/A	N/A

Total:
Share Repurchase Program (1)	6,049	$18.62	6,049	$87
Employee Transactions (2)	285	$19.31	N/A	N/A

N/A Not applicable.

(1)

All shares were repurchased under an authorization by CSC’s Board of Directors covering up to $500 million of common stock publicly announced by the Company on July 25, 2006. The remaining authorization does not have an expiration date.

(2)

Includes restricted shares withheld (under the terms of grants under employee stock incentive plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Company may receive shares to pay the exercise price and/or to satisfy tax withholding obligations by employees who exercise stock options (granted under employee stock incentive plans), which are commonly referred to as stock swap exercises.

THE CHARLES SCHWAB CORPORATION

Item 6.	Selected Financial Data

Selected Financial and Operating Data

(In Millions, Except Per Share Amounts, Ratios, Number of Domestic Branch Offices, and as Noted)

	Growth Rates
	Compounded	Annual
	4-Year 2002-2006	1-Year 2005-2006	2006	2005	2004	2003	2002
Results of Operations
Net revenues	7%	19%	$4,309	$3,619	$3,416	$3,267	$3,293
Expenses excluding interest	(2%)	9%	$2,833	$2,592	$2,869	$2,640	$3,098
Income from continuing operations before extraordinary gain	66%	41%	$891	$634	$350	$402	$117
Net income	83%	69%	$1,227	$725	$286	$472	$109
Income from continuing operations per share — basic	67%	43%	$.70	$.49	$.26	$.30	$.09
Income from continuing operations per share — diluted	66%	44%	$.69	$.48	$.26	$.29	$.09
Basic earnings per share (1)	87%	73%	$.97	$.56	$.21	$.35	$.08
Diluted earnings per share (1)	86%	73%	$.95	$.55	$.21	$.35	$.08
Dividends declared per common share	32%	52%	$.135	$.089	$.074	$.050	$.044
Weighted-average common shares outstanding — diluted	(2%)	(2%)	1,286	1,308	1,365	1,364	1,375
Asset-based and other revenues as a percentage of net revenues (2)			82%	79%	70%	64%	63%
Trading revenues as a percentage of net revenues (2)			18%	21%	30%	36%	37%
Effective income tax rate on income from continuing operations			39.6%	38.3%	36.0%	35.9%	40.0%
Capital expenditures — cash purchases of equipment, office facilities, property, and internal-use software development costs, net (3)	(19%)	(24%)	$59	$78	$177	$132	$137
Capital expenditures, net, as a percentage of net revenues			1%	2%	5%	4%	4%

Performance Measures
Net revenue growth (decline)			19%	6%	5%	(1%)	(4%)
Pre-tax profit margin from continuing operations			34.3%	28.4%	16.0%	19.2%	5.9%
Return on stockholders’ equity			26%	16%	6%	11%	3%

Financial Condition (at year end)
Total assets	5%	3%	$48,992	$47,351	$47,133	$45,866	$39,705
Long-term debt	(10%)	(16%)	$388	$462	$533	$721	$592
Stockholders’ equity	6%	13%	$5,008	$4,450	$4,386	$4,461	$4,011
Assets to stockholders’ equity ratio			10	11	11	10	10
Long-term debt to total financial capital (long-term debt plus stockholders’ equity)			7%	9%	11%	14%	13%

Employee Information
Full-time equivalent employees (at year end, in thousands)	(3%)	7%	12.4	11.6	11.8	13.4	14.1
Net revenues per average full-time equivalent employee (in thousands)	15%	13%	$362	$319	$260	$242	$207

Note: All information contained in this Annual Report on Form 10-K is presented on a continuing basis unless otherwise noted.

(1)	Both basic and diluted earnings per share include discontinued operations and an extraordinary gain in 2002.

(2)	Asset-based and other revenues include asset management and administration fees, net interest revenue, and other revenues. Trading revenues include commission and principal transaction revenues.

(3)	Capital expenditures in 2006 are presented net of proceeds of $63 million primarily from the sale of a data center and in 2005 are presented net of proceeds of $20 million from the sale of equipment.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of the Company focuses on several key financial and non-financial metrics in evaluating the Company’s financial position and operating performance. All information contained in this Annual Report on Form 10-K is presented on a continuing operations basis unless otherwise noted. Results for the years ended December 31, 2006, 2005, and 2004 are shown in the following table:

	Growth Rate 1-year 2005-2006	2006	2005	2004
Client Activity Metrics:
Net new client assets (in billions)	4%	$72.2	$69.5	$48.8
Client assets (in billions, at year end)	18%	$1,239.2	$1,053.5	$942.0
Daily average revenue trades (in thousands)	18%	234.4	197.9	156.4

Company Financial Metrics:
Net revenue growth from prior year		19%	6%	5%
Pre-tax profit margin from continuing operations		34.3%	28.4%	16.0%
Return on stockholders’ equity		26%	16%	6%
Net revenue per average full-time equivalent employee (in thousands)	13%	$362	$319	$260

•	Net new client assets is defined as the total inflows of client cash and securities to the firm less client outflows. Management believes that this metric depicts how well the Company’s products and services appeal to new and existing clients.

•	Client assets is the market value of all client assets housed at the Company. Management considers client assets to be indicative of the Company’s appeal in the marketplace. Additionally, growth in certain components of client assets (e.g., Mutual Fund OneSource funds) directly impacts asset management and administration fee revenues.

•	Daily average revenue trades (DART) is an important indicator of client engagement with securities markets and the most prominent driver of trading revenues.

•	Management believes that net revenue growth, pre-tax profit margin from continuing operations, and return on stockholders’ equity provide broad indicators of the Company’s overall financial health, operating efficiency, and ability to generate acceptable returns.

•	Net revenue per average full-time equivalent employee is considered by management to be the Company’s broadest measure of productivity.

The Company’s net revenues are classified into asset-based and other (i.e., asset management and administration fees, net interest revenue, and other revenue) and trading categories. The Company generates asset-based and other revenues primarily through asset management and administration fees earned through its proprietary and third-party mutual fund offerings, as well as fee-based investment management and advisory services, and interest revenue earned on margin loans, loans to banking clients, and investments. Asset-based and other revenues are impacted by securities valuations, interest rates, the Company’s ability to attract new clients, and client activity levels. The Company generates trading revenues through commissions earned for executing trades for clients and principal transaction revenues from trading activity in fixed income securities. Trading revenues are impacted by trading volumes, the volatility of equity prices in the securities markets and commission rates.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

During 2006, interest rates stabilized and the S&P 500 Index and Nasdaq Composite Index marked their fourth consecutive year of gains. Overall market returns for the year showed double-digit gains for the three major indices – the Dow Jones Industrial Average increased 16%, the Standard and Poor’s 500 Index increased 14%, and the Nasdaq Composite Index increased 10%. Coupled with the strong market returns in 2006, the Company experienced a general improvement in client asset flows and trading volume as the year progressed.

The Company strengthened its operating and financial performance in 2006 by focusing on significantly improving the client experience in each of its two segments. Additionally, reflecting a commitment to deliver a value proposition that includes high quality products and services at competitive prices, the Company reduced its commission pricing for a wide range of clients and eliminated certain fees in 2006. Assets in client accounts were $1.239 trillion at December 31, 2006, up 18% from 2005. Net new client assets in the Schwab Investor Services and Schwab Institutional segments totaled $87.3 billion for the year, up 33% from a year ago.

Overall, the Company’s success in attracting client assets and building stronger client relationships, as well as the interest rate environment and improved market performance, led to a 24% increase in asset-based and other revenues and total net revenue growth of 19%. Expenses increased by 9% over 2005 levels, primarily due to higher compensation and benefits expense, professional services expense, and advertising and market development expense. The Company achieved an increase in its pre-tax profit margin from continuing operations due to revenue growth outpacing expense growth in 2006. Return on stockholders’ equity grew in 2006 due to both a 69% increase in net income to $1.2 billion (the highest level in the Company’s history) and its capital management activities, including the repurchase of $859 million of common stock.

Discontinued Operations

On November 19, 2006, CSC entered into a definitive agreement with Bank of America pursuant to which Bank of America will acquire all of the outstanding common stock of U.S. Trust for $3.3 billion in cash. The transaction is expected to close early in the third quarter of 2007. However, the closing is subject to (i) approval of new investment advisor agreements for each of the Excelsior® mutual funds by the applicable public fund board and the stockholders of each fund, (ii) regulatory approvals, and (iii) other customary closing conditions. The Company estimates it will record a pre-tax gain on the sale of approximately $1.9 billion. After-tax proceeds will be used for general corporate purposes, including share repurchases and continued investment in Schwab Investor Services, Schwab Institutional, and Schwab Bank. U.S. Trust comprised all of the previously-reported U.S. Trust segment.

In 2006, the Company recorded an income tax benefit of $205 million related to the estimated difference between the tax and book bases of the Company’s U.S. Trust stock. This amount is included in income from discontinued operations, net of tax on the Company’s consolidated statements of income. When calculating the Company’s gain on the sale of U.S. Trust for income tax purposes, the tax basis will be the basis of U.S. Trust’s prior stockholders in their shares as of the date U.S. Trust was acquired by the Company, since the transaction qualified as a tax-free exchange. This tax benefit is management’s current estimate and is based on publicly available information, including information on the composition of U.S. Trust’s stockholders at the acquisition date and the market price of U.S. Trust stock during relevant periods. The final amount of the basis difference, which could differ from management’s estimate, will be determined following a survey of former U.S. Trust stockholders that the Company expects to complete in mid-2007.

The results of operations, net of income taxes, and cash flows of U.S. Trust have been presented as discontinued operations on the Company’s consolidated statements of income and of cash flows, respectively, and the assets and liabilities of U.S. Trust have been combined and presented as assets and liabilities of discontinued operations on the Company’s consolidated balance sheets. The Company’s consolidated prior period revenues, expenses, taxes on income, assets, liabilities, and cash flows also reflect this presentation.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

On October 29, 2004, the Company sold its capital markets business to UBS and thereby eliminated the revenues and expenses unique to the capital markets business. The results of operations, net of income taxes, and cash flows of the capital markets business have been presented as discontinued operations on the Company’s consolidated statements of income and of cash flows for all periods.

	2006	2005	2004
Income (loss) from discontinued operations, net of tax:
Pending sale of U.S. Trust	$333	$96	$64
Sale of capital markets business	3	(5)	(128)

Total	$336	$91	$(64)

Subsequent Events

On January 24, 2007, Christopher V. Dodds, Executive Vice President and Chief Financial Officer of CSC, announced his decision to retire as the Chief Financial Officer of CSC on May 18, 2007. The Board of Directors named Joseph R. Martinetto, Senior Vice President and Treasurer of CSC and Schwab, to replace Mr. Dodds as Chief Financial Officer of CSC effective upon Mr. Dodds’ retirement on May 18, 2007.

On February 20, 2007, the Board of Directors appointed Walter W. Bettinger II as President and Chief Operating Officer of CSC. Mr. Bettinger had been serving as Executive Vice President and President-Schwab Investor Services.

RESULTS OF OPERATIONS

	Growth Rate 1-year 2005-2006	2006	2005	2004
Asset-based and other revenues	24%	$3,524	$2,841	$2,393
Trading revenue	1%	785	778	1,023

Total net revenues	19%	4,309	3,619	3,416
Expenses excluding interest	9%	2,833	2,592	2,869

Income from continuing operations before taxes on income	44%	1,476	1,027	547
Taxes on income	49%	(585)	(393)	(197)

Income from continuing operations	41%	891	634	350
Income (loss) from discontinued operations, net of tax	n/m	336	91	(64)

Net income	69%	$1,227	$725	$286

Earnings per share – diluted	73%	$.95	$.55	$.21
Pre-tax profit margin from continuing operations		34.3%	28.4%	16.0%
Effective income tax rate on income from continuing operations		39.6%	38.3%	36.0%

n/m Not meaningful.

The increase in asset-based and other revenues from 2005 was primarily due to an increase in asset management and administration fees resulting from higher levels of client assets and an increase in net interest revenue resulting from yields on assets increasing faster than those on liabilities. The increase in trading revenues from 2005 was primarily due to higher client trading activity, partially offset by lower average revenue earned per revenue trade resulting from reductions in the Company’s commission pricing, which were effective in the third quarter of 2006.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

The increase in expenses excluding interest from 2005 was primarily due to higher compensation and benefits expense, professional services expense, and advertising and market development expense. The increases in the effective income tax rates from 2004 to 2006 were primarily due to higher state taxes.

The increase in income from continuing operations before taxes on income from 2005 was primarily due to higher asset-based and other revenues. The higher income from continuing operations, combined with the income from discontinued operations, resulted in a 69% increase in net income.

Certain reclassifications have been made to prior year amounts to conform to the current presentation. All references to EPS information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect diluted earnings per share unless otherwise noted.

Segment Information

The Company evaluates the performance of its segments on a pre-tax basis excluding items such as restructuring charges, impairment charges, discontinued operations, and extraordinary items.

As detailed in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 21. Segment Information,” income from continuing operations before taxes on income was $1.5 billion for 2006, up $449 million, or 44%, from 2005 primarily due to increases of $278 million, or 37%, in the Schwab Investor Services segment; $87 million, or 27%, in the Schwab Institutional segment; and an $84 million increase in unallocated and other income from continuing operations. The increases in the Schwab Investor Services and Schwab Institutional segments were primarily due to growth in net interest revenue and higher asset management and administrative fees combined with expense growth that was lower than revenue growth. The increase in unallocated and other income from continuing operations was primarily due to the receipt of $25 million related to the confidential resolution of a legal matter in 2006 and restructuring charges recorded in 2005.

Net Revenues

The Company categorizes its revenues as either asset-based and other revenues or trading revenue. As shown in the following table, asset-based and other revenues, trading revenue, and total net revenues increased from 2005.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Sources of Net Revenues

Year Ended December 31,

		2006		2005		2004
	Growth Rate 2005-2006	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset-based and other revenues
Asset management and administration fees
Mutual fund service fees:
Proprietary funds (Schwab Funds® and Laudus FundsTM)	15%	$930	22%	$807	22%	$794	23%
Mutual Fund OneSource®	17%	523	12%	447	12%	380	11%
Other	13%	63	2%	56	2%	54	2%
Investment management and trust fees	34%	296	7%	221	6%	149	4%
Other	(7%)	133	3%	143	4%	172	5%

Asset management and administration fees	16%	1,945	46%	1,674	46%	1,549	45%

Net interest revenue
Interest revenue:
Margin loans to clients	28%	837	19%	654	18%	454	13%
Investments, client-related	17%	609	14%	522	14%	293	9%
Securities available for sale	149%	319	8%	128	4%	62	2%
Loans to banking clients	64%	128	3%	78	2%	25	1%
Other	56%	220	5%	141	4%	43	1%

Interest revenue	39%	2,113	49%	1,523	42%	877	26%
Interest expense:
Brokerage client cash balances	13%	426	10%	378	10%	113	3%
Deposits from banking clients	170%	200	5%	74	2%	21	1%
Long-term debt	(3%)	29	1%	30	1%	28	1%
Other	26%	24	—	19	1%	10	—

Interest expense	36%	679	16%	501	14%	172	5%

Net interest revenue	40%	1,434	33%	1,022	28%	705	21%

Other	—	145	3%	145	5%	139	4%

Total asset-based and other revenues	24%	3,524	82%	2,841	79%	2,393	70%

Trading revenue
Commissions	1%	703	16%	693	19%	934	27%
Principal transactions	(4%)	82	2%	85	2%	89	3%

Total trading revenue	1%	785	18%	778	21%	1,023	30%

Total net revenues	19%	$4,309	100%	$3,619	100%	$3,416	100%

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Schwab Investor Services and Schwab Institutional segments generate both asset-based and other revenues and trading revenues. Net revenues by segment are as shown in the following table:

	Growth Rate 2005-2006	2006	2005	2004
Schwab Investor Services	18%	$3,239	$2,742	$2,615
Schwab Institutional	20%	966	803	725
Unallocated and other	41%	104	74	76

Total net revenues	19%	$4,309	$3,619	$3,416

The increase in net revenues in both the Schwab Investor Services and Schwab Institutional segments was primarily due to higher levels of client assets and higher interest rate spreads. The increase in unallocated and other income from continuing operations was primarily due to the receipt of $25 million related to the confidential resolution of a legal matter in 2006.

Asset Management and Administration Fees

Asset management and administration fees include mutual fund service fees, as well as fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for transfer agent services, shareholder services, administration, and investment management provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. These fees are based upon the daily balances of client assets invested in third-party funds and upon the average daily net assets of the Company’s proprietary funds. The Company also earns asset management and administration fees for financial services provided to individual and institutional clients, including trust and custody services.

The increase in asset management and related service fees from 2004 to 2006 was primarily due to higher levels of client assets in the Company’s proprietary mutual funds and higher volumes of asset-based fees from certain client relationships, including increases in average assets in Schwab’s Mutual Fund OneSource service.

Net Interest Revenue

Net interest revenue is the difference between interest earned on certain assets (mainly margin loans to clients, investments of segregated client cash balances, loans to banking clients, and securities available for sale) and interest paid on supporting liabilities (mainly deposits from banking clients and brokerage client cash balances). Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. The Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets reprice more quickly than interest-bearing liabilities). In the event of falling interest rates, the Company might attempt to mitigate some of this negative impact by extending maturities of assets in investment portfolios to lock-in asset yields as well as by lowering rates paid to clients on interest-bearing liabilities.

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

When investing segregated client cash balances, Schwab must adhere to SEC regulations that restrict investments to U.S. government securities, participation certificates, mortgage-backed securities guaranteed by the Government National Mortgage Association, certificates of deposit issued by U.S. banks and thrifts, and resale agreements

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

collateralized by qualified securities. Schwab’s policies for credit quality and maximum maturity requirements are more restrictive than these SEC regulations. Schwab Bank also maintains investment portfolios for liquidity as well as to invest funding from deposits raised in excess of loans to clients. Schwab Bank invests in securities available for sale, including commercial paper, collateralized mortgage obligations, corporate debt, and U.S. government securities. Schwab Bank lends funds to banking clients primarily in the form of mortgage loans. These loans are largely funded by interest-bearing deposits from banking clients.

The Company’s interest-earning assets are financed primarily by interest-bearing brokerage client cash balances and deposits from banking clients. Other funding sources include noninterest-bearing brokerage client cash balances, proceeds from stock-lending activities, and long-term debt, as well as stockholders’ equity. Client-related daily average balances, interest rates, and average net interest spread are summarized as follows:

	2006	2005	2004
Interest-Earning Assets (client-related and other):
Investments (client-related):
Average balance outstanding	$12,758	$17,007	$20,159
Average interest rate	4.77%	3.07%	1.45%
Margin loans to clients:
Average balance outstanding	$10,252	$9,780	$9,074
Average interest rate	8.17%	6.69%	4.99%
Securities available for sale:
Average balance outstanding (1)	$6,090	$3,363	$2,487
Average interest rate	5.23%	3.81%	2.48%
Loans to banking clients:
Average balance outstanding	$2,162	$1,613	$733
Average interest rate	5.94%	4.84%	3.45%
Average yield on interest-earning assets	6.06%	4.35%	2.60%

Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
Average balance outstanding	$17,865	$22,037	$23,788
Average interest rate	2.38%	1.72%	.47%
Interest-bearing banking deposits:
Average balance outstanding (1)	$9,137	$5,597	$3,748
Average interest rate	2.19%	1.32%	.55%
Other interest-bearing sources:
Average balance outstanding	$1,816	$1,585	$2,518
Average interest rate	2.42%	2.32%	1.07%
Average noninterest-bearing portion	$2,444	$2,544	$2,399
Average interest rate on funding sources	2.14%	1.54%	.49%

Summary:
Average yield on interest-earning assets	6.06%	4.35%	2.60%
Average interest rate on funding sources	2.14%	1.54%	.49%

Average net interest spread	3.92%	2.81%	2.11%

(1)	Includes assets and liabilities retained from discontinued operations as discussed below.

The increases in net interest revenue in the last two years were primarily due to changes in the composition of interest-earning assets, including increases in securities available for sale, loans to banking clients, and margin loan balances, as well as generally higher yields on earning assets, partially offset by higher interest rates on banking deposits.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Since the Company establishes the rates paid on brokerage client cash balances and certain banking deposits and the rates charged on margin loans, it manages a substantial portion of its net interest spread. However, the spread is influenced by external factors such as the interest rate environment and competition. The Company’s average net interest spread increased from 2004 to 2006 as the average yield on interest-earning assets, primarily client-related investments, increased more than the average interest rate on funding sources.

Certain interest-bearing assets and liabilities of U.S. Trust to be retained by the Company: The excess cash held in certain Schwab brokerage client accounts is swept into a money market deposit account at U.S. Trust. In 2007, Schwab will terminate this arrangement prior to the closing of the sale of U.S. Trust and move these balances to a similar existing arrangement with Schwab Bank. At December 31, 2006 and 2005, these balances totaled $749 million and $711 million, respectively, and are included in deposits from banking clients with a corresponding amount in assets retained from discontinued operations on the Company’s consolidated balance sheets. The interest expense related to these client deposit balances is included in interest expense from continuing operations on the Company’s consolidated statements of income of $11 million, $6 million, and $2 million for 2006, 2005, and 2004, respectively. The corresponding interest revenue on the invested cash balances related to these deposits is included in interest revenue from continuing operations on the Company’s consolidated statements of income of $38 million, $22 million, and $6 million for 2006, 2005, and 2004, respectively. The interest revenue amount is calculated using the Company’s funds transfer pricing methodology.

Other Revenue

Other revenue generally includes net gains and losses on certain investments, service fees, and software maintenance fees.

Trading Revenue

Trading revenue includes commission and principal transaction revenues. Commission revenues are affected by the number of revenue trades executed and the average revenue earned per revenue trade. Principal transaction revenues are primarily comprised of revenues from client fixed income securities trading activity. Factors that influence principal transaction revenues include the volume of client trades, market price volatility, and changes in regulations and industry practices. The increase in trading revenue from 2005 to 2006 was primarily due to higher daily average revenue trades, partially offset by lower average revenue earned per revenue trade as a result of reductions in commission pricing in 2006 and 2005. The decrease in trading revenue from 2004 to 2005 was primarily due to lower average revenue earned per revenue trade as a result of reductions in commission pricing for a wide range of clients in 2005 and 2004, partially offset by higher daily average revenue trades.

As shown in the following table, daily average revenue trades executed by the Company increased 18% in 2006. Average revenue earned per revenue trade decreased 14% from 2005 to 2006, and 41% from 2004 to 2005, primarily due to the pricing changes discussed above.

	Growth Rate 2005-2006	2006	2005	2004
Daily average revenue trades (in thousands) (1)	18%	234.4	197.9	156.4
Number of trading days	(1%)	250.0	251.5	251.5
Average revenue earned per revenue trade	(14%)	$13.39	$15.61	$26.34

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Expenses Excluding Interest

As shown in the table below, total expenses excluding interest increased in 2006 primarily due to higher compensation and benefits expense, professional services expense, and advertising and market development expense.

	Growth Rate 2005-2006		2006	2005	2004
Compensation and benefits	12%		$1,619	$1,449	$1,456
Professional services	28%		285	222	210
Occupancy and equipment	(1%	)	260	262	319
Advertising and market development	15%		189	165	174
Communications	3%		180	174	202
Depreciation and amortization	(12%	)	157	179	197
Restructuring charges	(100%	)	—	16	186
Other	14%		143	125	125

Total expenses excluding interest	9%		$2,833	$2,592	$2,869

Expenses as a percentage of total net revenues:
Total expenses, excluding interest			66%	72%	84%
Compensation and benefits			38%	40%	43%
Advertising and market development			4%	5%	5%

Compensation and Benefits

Compensation and benefits expense includes salaries and wages, incentive compensation, and related employee benefits and taxes. Incentive compensation is tied to the achievement of specified objectives, including revenue growth, profit margin, and EPS. Therefore, a significant portion of compensation and benefits expense will fluctuate with these measures.

The increase in compensation and benefits expense from 2005 to 2006 was primarily due to higher levels of incentive compensation. The decrease in compensation and benefits expense from 2004 to 2005 was primarily due to a reduction in full-time employees through the Company’s past restructuring initiatives, partially offset by higher levels of incentives to employees as a result of the Company’s improved financial performance. The following table shows a comparison of certain compensation and benefits components and employee data:

	Growth Rate 2005-2006	2006	2005	2004
Salaries and wages	4%	$872	$842	$958
Incentive compensation (1)	30%	504	389	258
Employee benefits and other	11%	243	218	240

Total compensation and benefits expense	12%	$1,619	$1,449	$1,456

Full-time equivalent employees (in thousands) (2)
At year end	7%	12.4	11.6	11.8
Average	5%	11.9	11.3	13.1

(1)	Includes incentives, discretionary bonus costs, long-term incentive plan compensation, and stock-based compensation.
(2)

Includes full-time, part-time and temporary employees, and persons employed on a contract basis, but excludes professional services related to outsourced service providers. Amounts have been adjusted to exclude U.S. Trust in light of its pending sale.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

The increases in incentive compensation expense from 2004 to 2006 were primarily due to higher levels of discretionary bonuses to employees and long-term incentive plan compensation in 2005, and increases in incentives and long-term incentive plan compensation in 2006.

Expenses Excluding Compensation and Benefits

The increase in professional services expense from 2005 to 2006 was primarily due to higher levels of fees paid to outsourced service providers and consultants. The decrease in occupancy and equipment expense from 2004 to 2005 was primarily due to the Company’s past restructuring initiatives and other expense reduction measures. The increase in advertising and market development expense from 2005 to 2006 was primarily due to the Company’s media spending related to its “Talk to Chuck™” national advertising campaign during 2006. The decrease in communications from 2004 to 2005 was primarily due to decreases in telecommunication services, news and quotes services, and market data fees.

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

CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended. In July 2006, USTC (currently reflected as a discontinued operation for financial statement purposes) became a financial holding company. CSC and its depository institution subsidiaries, which include Schwab Bank and U.S. Trust, are subject to the Federal Reserve Board’s risk-based and leverage capital guidelines. These regulations require banks and bank holding companies to maintain minimum levels of capital. In addition, CSC’s depository institution subsidiaries are subject to limitations on the amount of dividends they can pay to CSC. Based on their respective regulatory capital ratios at December 31, 2006 and 2005, the Company’s depository institution subsidiaries are considered well capitalized.

Liquidity

CSC

CSC’s liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. Schwab and Schwab Bank are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC’s subsidiaries will continue to be the primary funding source in meeting CSC’s liquidity needs, providing adequate liquidity to meet Schwab Bank’s capital guidelines, and maintaining Schwab’s net capital.

CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes, of which $262 million was

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

issued and outstanding at December 31, 2006, have maturities ranging from 2007 to 2010 and fixed interest rates ranging from 6.52% to 8.05% with interest payable semiannually. The Medium-Term Notes are rated A2 by Moody’s Investors Service (Moody’s), A- by Standard & Poor’s Ratings Group (S&P), and A by Fitch IBCA, Inc. (Fitch).

CSC has a prospectus supplement on file with the SEC enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At December 31, 2006, all of these notes remained unissued.

CSC has a Registration Statement under the Securities Act of 1933 on Form S-3 on file with the SEC relating to a universal shelf registration for the issuance of up to $1.0 billion aggregate amount of various securities, including common stock, preferred stock, debt securities, and warrants. At December 31, 2006, all of these securities remained unissued.

CSC has authorization from its Board of Directors to issue commercial paper up to the amount of CSC’s committed, unsecured credit facility (see below), not to exceed $1.5 billion. At December 31, 2006, no commercial paper had been issued. CSC’s ratings for these short-term borrowings are P-1 by Moody’s, A-2 by S&P, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of eighteen banks which is scheduled to expire in June 2007. CSC plans to establish a similar facility to replace this one when it expires. These facilities were unused in 2006. Any issuances under CSC’s commercial paper program will reduce the amount available under this facility. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of stockholders’ equity, Schwab to maintain a minimum net capital ratio, as defined, and CSC’s depository institution subsidiaries to be well capitalized, as defined. Management believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $792 million of the $842 million uncommitted, unsecured bank credit lines, provided by eight banks, that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. These lines were not used by CSC in 2006.

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

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $19.9 billion, $24.2 billion, and $27.0 billion at December 31, 2006, 2005, and 2004, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.

The Company has a lease financing liability related to an office building and land under a 20-year lease. The remaining lease financing liability of $126 million at December 31, 2006 is being reduced by a portion of the lease payments over the remaining lease term.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of eight banks totaling $842 million at December 31, 2006. The need for short-term borrowings arises primarily from timing differences

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

between cash flow requirements and the scheduled liquidation of interest-bearing investments. Schwab used such borrowings for twelve days in 2006, with daily amounts borrowed averaging $79 million. There were no borrowings outstanding under these lines at December 31, 2006.

To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured letter of credit agreements with eleven banks in favor of the OCC aggregating $930 million at December 31, 2006. Schwab pays a fee to maintain these arrangements. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging letters of credit (LOCs), in favor of these brokerage clients, which are issued by multiple banks. At December 31, 2006, the aggregate face amount of these outstanding LOCs totaled $173 million. No funds were drawn under these LOCs at December 31, 2006.

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At December 31, 2006, Schwab’s net capital was $1.1 billion (10% of aggregate debit balances), which was $850 million in excess of its minimum required net capital and $511 million in excess of 5% of aggregate debit balances. Schwab targets net capital to be at least 10% of its aggregate debit balances, which primarily consist of client margin loans.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility which is scheduled to expire in March 2008. The amount outstanding under this facility at December 31, 2006 was $220 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

Schwab Bank

Schwab Bank’s current liquidity needs are generally met through deposits from banking clients and equity capital.

The excess cash held in certain Schwab brokerage client accounts is swept into a money market deposit account at Schwab Bank. At December 31, 2006, these balances totaled $9.9 billion.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, CSC provides Schwab Bank with a $100 million short-term credit facility maturing in December 2007. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. No funds were drawn under this facility at December 31, 2006.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System (FHLB). At December 31, 2006, $683 million was available, and no funds were drawn under this facility.

U.S. Trust (currently reflected as a discontinued operation for financial statement purposes)

The liquidity needs of U.S. Trust are generally met through deposits from banking clients, equity capital, and borrowings.

The excess cash held in certain Schwab brokerage client accounts is swept into a money market deposit account at U.S. Trust. At December 31, 2006, these balances totaled $749 million.

In addition to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements, USTC’s depository institution subsidiaries have established their own external funding sources. At December 31, 2006, U.S. Trust had $52 million in Trust Preferred Capital Securities outstanding with a fixed interest rate of 8.41%. In

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

December 2006, U.S. Trust elected to and submitted notice to redeem all of the outstanding Trust Preferred Capital Securities on February 1, 2007.

Certain of USTC’s depository institution subsidiaries have established credit facilities with the FHLB totaling $2.3 billion. At December 31, 2006, $100 million was outstanding under these facilities. Additionally, at December 31, 2006, U.S. Trust had $1 million of federal funds purchased.

U.S. Trust also engages in intercompany repurchase agreements with Schwab and had $200 million outstanding with Schwab at December 31, 2006.

CSC provides U.S. Trust with a $300 million short-term credit facility maturing in December 2007. Borrowings under this facility do not qualify as regulatory capital for U.S. Trust. No funds were drawn under this facility at December 31, 2006.

U.S. Trust uses interest rate swap agreements (Swaps) with third parties to hedge the interest rate risk primarily associated with its variable rate deposits from banking clients. These Swaps are structured for U.S. Trust to receive a variable rate of interest and pay a fixed rate of interest. At December 31, 2006, the Swaps had a notional value of $660 million and a fair value of $6 million.

Prior to or as of the closing date of the sale of U.S. Trust, all of the arrangements with U.S. Trust disclosed above, except for the credit facilities with the FHLB and the Swaps, will be cancelled or terminated.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio of less than 20%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at December 31, 2006 was $5.4 billion, up $484 million from December 31, 2005. At December 31, 2006, the Company had long-term debt of $388 million, or 7% of total financial capital, that bears interest at a weighted-average rate of 7.02%. At December 31, 2005, the Company had long-term debt of $462 million, or 9% of total financial capital.

The Company’s cash position (reported as cash and cash equivalents on the Company’s consolidated balance sheet) and cash flows are affected by changes in brokerage client cash balances and the associated amounts required to be segregated under federal or other regulatory guidelines. Timing differences between cash and investments actually segregated on a given date and the amount required to be segregated for that date may arise in the ordinary course of business and are addressed by the Company in accordance with applicable regulations. Other factors which affect the Company’s cash position and cash flows include investment activity in securities, levels of capital expenditures, acquisition and divestiture activity, banking client deposit activity, brokerage and banking client loan activity, financing activity in long-term debt, payments of dividends, and repurchases of CSC’s common stock. The combination of these factors can cause significant fluctuations in the levels of cash and cash equivalents during specific time periods.

In 2006, cash and cash equivalents increased $2.6 billion, or 137%, to $4.5 billion primarily due to movements of brokerage client-related funds to meet segregation requirements and an increase in deposits from banking clients. These changes were partially offset by a decrease in payables to brokerage clients and an increase in securities available for sale.

The Company repaid $68 million and $56 million of long-term debt in 2006 and 2005, respectively.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Capital Expenditures

In 2006, the Company’s capital expenditures were $122 million. The Company sold $63 million of fixed assets, which primarily consisted of a data center. In 2005, the Company’s capital expenditures were $98 million and the Company sold $20 million of fixed assets. Capital expenditures, net, as a percentage of net revenues totaled 1% and 2% in 2006 and 2005, respectively. In 2006 and 2005, capital expenditures were primarily for software and equipment relating to the Company’s information technology systems. Capital expenditures include capitalized costs for developing internal-use software of $42 million in 2006 and $32 million in 2005.

Management currently anticipates that 2007 capital expenditures will be approximately 40% higher than 2006 spending, primarily due to increased spending on capitalized costs for developing internal-use software and assets relating to the Company’s information technology systems. As has been the case in recent years, the Company may adjust its capital expenditures from period to period as business conditions change. Management believes that funds generated by its operations will continue to be the primary funding source of its capital expenditures.

Dividends

CSC paid common stock cash dividends of $173 million and $116 million in 2006 and 2005, respectively. Since the initial dividend in 1989, CSC has paid 71 consecutive quarterly dividends and has increased the dividend 18 times, including a 20% and 67% increase in the second and fourth quarters of 2006, respectively. Since 1989, dividends have increased by a 28% compounded annual growth rate. CSC paid common stock dividends of $.135, $.089, and $.074 per share in 2006, 2005, and 2004, respectively. While the payment and amount of dividends are at the discretion of the Board, subject to certain regulatory and other restrictions, the Company currently targets its cash dividend at approximately 20% to 30% of net income.

Share Repurchases

CSC repurchased 52 million shares of its common stock for $859 million in 2006 and 56 million shares of its common stock for $688 million in 2005. As of December 31, 2006, CSC had authority to repurchase up to $87 million of its common stock under prior authorization by the Board of Directors. On January 24, 2007, the Board of Directors authorized the repurchase of up to $500 million of CSC’s common stock in addition to this remaining authorization.

Acquisition and Divestiture

Upon completion of the pending sale of U.S. Trust in 2007, the Company will receive pre-tax proceeds of approximately $3.3 billion. The Company plans to use the net proceeds for general corporate purposes, including share repurchases and continued investment in Schwab Investor Services, Schwab Institutional, and Schwab Bank.

On December 22, 2006, the Company announced an agreement to acquire The 401(k) Company from Nationwide Financial Services, Inc. for $115 million in cash. The transaction is expected to close in March 2007, subject to customary closing conditions.

Off-Balance-Sheet Arrangements

The Company enters into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit. Additionally, the Company enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For information on each of these arrangements, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 18. Commitments and Contingent Liabilities.”

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Contractual Obligations

A summary of the Company’s principal contractual obligations as of December 31, 2006 is shown in the following table. Excluded from this table are liabilities recorded on the consolidated balance sheet that are generally short-term in nature (e.g., drafts payable) or without contractual payment terms (e.g., deposits from banking clients, payables to brokerage clients, and deferred compensation). Management believes that funds generated by its continuing operations, as well as cash provided by external financing, will continue to be the primary funding sources in meeting these obligations.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit-related financial instruments (1)	$277	—	$6	$2,462	$2,745
Operating leases (2)	121	$212	170	268	771
Long-term debt (3)	43	34	211	100	388
Purchase obligations (4)	279	122	12	—	413
Long-term incentive plan (5)	38	102	—	—	140
Acquisition-related commitment	115	—	—	—	115

Total	$873	$470	$399	$2,830	$4,572

(1)	Represents Schwab Bank’s firm commitments to extend credit primarily for loans to banking clients.

(2)	Represents minimum rental commitments, net of sublease commitments, and includes facilities under the Company’s restructuring initiatives.

(3)	Excludes maturities under a lease financing liability, interest payments, and the effect of interest swaps.

(4)

Consists of purchase obligations for services such as advertising and marketing, telecommunications, professional services, and hardware- and software-related agreements. Includes purchase obligations which can be canceled by the Company without penalty.

(5)	Represents the liability associated with the Company’s long-term incentive plans.

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

•	Technology and Operations Risk Committee, which focuses on the integrity of controls and operating capacity of the Company’s systems and operations processes;

•	Fiduciary Risk Committee, which oversees activities of the Company with a fiduciary component;

•	New Products Committee, which addresses risks associated with new products and services; and

•	Information Security and Privacy Steering Committee, which oversees information security and privacy programs and policies.

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

Risk is inherent in the Company’s business. Consequently, despite the Company’s efforts to identify areas of risk, oversee operational areas involving risk, and implement policies and procedures designed to manage risk, there can be no assurance that the Company will not suffer unexpected losses due to operating or other risks. The following discussion highlights the Company’s policies and procedures for identification, assessment, and management of the principal areas of risk in its operations.

Technology and Operating Risk

Technology and operating risk is the potential for loss due to deficiencies in control processes or technology systems that constrain the Company’s ability to gather, process and communicate information and process client transactions efficiently and securely, without interruptions. The Company’s operations are highly dependent on the integrity of its technology systems and the Company’s success depends, in part, on its ability to make timely enhancements and additions to its technology in anticipation of evolving client needs. To the extent the Company experiences system interruptions, errors or downtime (which could result from a variety of causes, including changes in client use patterns, technological failure, changes to its systems, linkages with third-party systems, and power failures), the Company’s business and operations could be significantly negatively impacted. Additionally, rapid increases in client demand may strain the Company’s ability to enhance its technology and expand its operating capacity. To minimize business interruptions, Schwab has two data centers intended, in part, to further improve the recovery of business processing in the event of an emergency. The Company is committed to an ongoing process of upgrading, enhancing, and testing its technology systems. This effort is focused on meeting client needs, meeting market and regulatory changes, and deploying standardized technology platforms.

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

Despite the Company’s risk management efforts, it is not always possible to deter or prevent technological or operational failure, or fraud or other misconduct, and the precautions taken by the Company may not be effective in all cases. The Company may be subject to litigation, losses, and regulatory actions in such cases, and may be required to expend significant additional resources to remediate vulnerabilities or other exposures.

The Company also faces technology and operating risk when it employs the services of various external vendors, including domestic and international outsourcing of certain technology, processing, and support functions. The Company manages its exposure to such outsourcing risks through contractual agreements, enhanced controls, and ongoing monitoring of vendor performance. The Company maintains policies and procedures regarding the standard of care expected with Company data, whether the data is internal company information, employee information, or non-public client information. The Company clearly defines for employees, contractors, and vendors the Company’s expected standards of care for confidential data. Regular training is provided by the Company in regard to data security.

The Company is actively engaged in the research and development of new technologies, services, and products. The Company endeavors to protect its research and development efforts, and its brands, through the use of copyrights, patents, trade secrets, and contracts.

Credit Risk

Credit risk is the potential for loss due to a client or counterparty failing to perform its contractual obligations, or the value of collateral held to secure obligations proving to be inadequate. The Company’s direct exposure to credit risk mainly results from margin lending activities, securities lending activities, its role as a counterparty in financial contracts and investing activities, and indirectly from the investing activities of certain of the Company’s proprietary funds. To manage the risks of such losses, the Company has established policies and procedures which include: establishing and reviewing credit limits, monitoring of credit limits and quality of counterparties, and adjusting margin requirements for certain securities. In addition, most of the Company’s credit extensions, such as margin loans to clients, securities lending agreements, and resale agreements, are supported by collateral arrangements. These arrangements are subject to requirements to provide additional collateral in the event that market fluctuations result in declines in the value of collateral received.

Additionally, the Company has exposure to credit risk associated with the Company’s banking loan portfolios held at Schwab Bank and U.S. Trust (currently reflected as a discontinued operation for financial statement purposes). This client credit exposure is actively managed through individual and portfolio reviews performed by account officers and senior line management. Periodic assessment of the validity of credit ratings, credit quality and the credit management process is conducted by a credit review department which is separate from the loan origination and monitoring department. Management regularly reviews asset quality including concentrations, delinquencies, non-performing loans to banking clients, losses, and recoveries. All are factors in the determination of an appropriate allowance for credit losses, which is reviewed quarterly by senior management.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Fiduciary Risk

Fiduciary risk is the potential for financial or reputational loss through breach of fiduciary duties to a client. Fiduciary activities include, but are not limited to, individual and institutional trust, investment management, custody, and cash and securities processing. The Company attempts to manage this risk by establishing procedures to ensure that obligations to clients are discharged faithfully and in compliance with applicable legal and regulatory requirements. Business units have the primary responsibility for adherence to the procedures applicable to their business. Guidance and control are provided through the creation, approval, and ongoing review of applicable policies by business units and various fiduciary risk committees.

Legal and Regulatory Risk

The Company faces significant legal and compliance risk in its business, and the volume of litigation and regulatory proceedings against financial services firms and the amount of damages claimed have been increasing. Among other things, these risks relate to the suitability of client investments, conflicts of interest, disclosure obligations and performance expectations for Company products and services, supervision of employees, and the adequacy of the Company’s controls. Claims against the Company may increase due to a variety of factors, such as if clients suffer losses during a period of deteriorating equity market conditions, as the Company increases the level of advice it provides to clients, and as the Company enhances the services it provides to IAs. In addition, the Company and its affiliates are subject to extensive regulation by federal, state and foreign regulatory authorities, and SROs, and such regulation is becoming increasingly extensive and complex.

The Company attempts to manage legal and compliance risk through policies and procedures reasonably designed to avoid litigation claims and prevent or detect violations of applicable legal and regulatory requirements. These procedures address issues such as business conduct and ethics, sales and trading practices, marketing and communications, extension of credit, client funds and securities, books and records, anti-money laundering, client privacy, employment policies, and contracts management. Despite the Company’s efforts to maintain an effective compliance program and internal controls, legal breaches and rule violations could result in reputational harm, significant losses and disciplinary sanctions, including limitations on the Company’s business activities.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

CRITICAL ACCOUNTING ESTIMATES

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. While the majority of the Company’s revenues, expenses, assets and liabilities are not based on estimates, there are certain accounting principles that require management to make estimates regarding matters that are uncertain and susceptible to change where such change may result in a material adverse impact on the Company’s financial position and reported financial results. These critical accounting estimates are described below. Management regularly reviews the estimates and assumptions used in the preparation of the Company’s financial statements for reasonableness and adequacy.

Income Tax Benefit Related to the Pending Sale of U.S. Trust: In 2006, the Company recorded a $205 million income tax benefit related to the estimated difference between the tax and book bases of the Company’s U.S. Trust stock. This amount is included in income from discontinued operations, net of tax on the Company’s consolidated statements of income. When calculating the Company’s gain on the sale of U.S. Trust for income tax purposes, the tax basis will be the basis of U.S. Trust’s prior stockholders in their shares as of the date U.S. Trust was acquired by the Company, since the transaction qualified as a tax-free exchange. This tax benefit is management’s current estimate and is based on publicly available information, including information on the composition of U.S. Trust’s stockholders at the acquisition date and the market price of U.S. Trust stock during relevant periods. The final amount of the basis difference, which could differ from management’s estimate, will be determined following a survey of former U.S. Trust stockholders that the Company expects to complete in mid-2007.

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

The Company has elected April 1 as its annual goodwill impairment testing date. In testing for a potential impairment of goodwill on April 1, 2006, management estimated the fair value of each of the Company’s reporting units (generally defined as the Company’s businesses for which financial information is available and reviewed regularly by management) and compared this value to the carrying value of the reporting unit. The estimated fair value of each reporting unit was greater than its carrying value, and therefore management concluded that no amount of goodwill was impaired. The estimated fair value of the reporting units was established using a discounted cash flow model that includes significant assumptions about the future operating results and cash flows of each reporting unit. Adverse changes in the Company’s planned business operations such as unanticipated competition, a loss of key personnel, the sale of a reporting unit or a significant portion of a reporting unit, or other unforeseen developments could result in an impairment of the Company’s recorded goodwill. The Company’s goodwill balance, net of accumulated amortization, was $419 million at both December 31, 2006 and 2005.

Derivative Instruments and Hedging Activities: As part of its asset and liability management process, the Company has entered into Swaps that effectively convert the interest rate characteristics of a portion of the Company’s Medium-Term Notes from fixed to variable. The Company has designated such Swaps as fair value hedges, as allowed by SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities. Since the notional amount, fixed interest rate, and maturity of these Swaps exactly match the terms of the corresponding Medium-Term Notes, the Company has concluded that these Swaps are completely effective in achieving the desired hedging results, as permitted under SFAS No. 133. Consequently, changes in the fair value of these Swaps, totaling an aggregate of approximately $500,000 and $2 million asset at December 31, 2006 and 2005, respectively, are completely offset by changes in the fair value of the hedged Medium-Term Notes. Accordingly, there has not been any impact on earnings as a result of this hedging program except for the conversion from a fixed to a floating rate of interest on a portion of the Medium-Term Notes.

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

At both December 31, 2006 and 2005, the derivative assets and liabilities recorded by Schwab Bank for these forward sale and interest rate lock commitments were immaterial.

Allowance for Credit Losses: The Company regularly evaluates its portfolio of loans to banking clients and provides allowances for the portion management believes may be uncollectible. Several factors are taken into consideration in this evaluation including current economic conditions, the composition of the loan portfolio, past loss experience, and risks inherent in the loan portfolio. For Schwab Bank’s portfolio, which primarily consists of mortgage loans, a risk-based methodology is used to determine the allowance for credit losses. Mortgage loans are categorized into portfolios by loan type and risk characteristics. A probable loss rate, based on company and industry experience, is used to determine the credit allowance. At December 31, 2006 and 2005, the Company’s allowance for credit losses was $4 million and $3 million on loan portfolios of $2.3 billion and $1.9 billion, respectively.

Legal Reserve: Reserves for legal and regulatory claims and proceedings reflect an estimate of probable losses for each matter, after considering, among other factors, the progress of the case, prior experience and the experience of others in similar cases, available defenses, insurance coverage and indemnification, and the opinions and views of legal counsel. In many cases, including most class action lawsuits, it is not possible to determine whether a loss will be incurred, or to estimate the range of that loss, until the matter is close to resolution, in which case no accrual is made until that time. Reserves are adjusted as more information becomes available or when an event occurs requiring a change. Significant judgment is required in making these estimates, and the actual cost of resolving a matter may ultimately differ materially from the amount reserved.

Stock-based compensation: The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R – Share-Based Payment. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of the Company’s common stock, and expected dividends. Significant changes in these assumptions for future awards could materially impact stock-based compensation expense and the Company’s results of operations. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be impacted.

Long-term incentive compensation: Eligible officers may receive cash long-term incentive plan units under a long-term incentive plan (LTIP). These awards are restricted from transfer or sale and generally vest over a three- to four-year period. Each award provides for a one-time cash payment for an amount that varies based upon the Company’s cumulative EPS over the respective performance period of each grant. The Company accrues the estimated total cost for each grant on a straight-line basis over each LTIP’s vesting period, with periodic cumulative adjustments to expense as estimates of the total grant cost are revised. The estimated total cost of each grant will vary based upon changes in

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

estimated and actual cumulative EPS amounts over each LTIP’s performance period. Grants were issued under this LTIP in 2003, 2004, and 2005 with performance periods ending December 31, 2006, 2007, and 2008, respectively. The LTIP liability including discontinued operations was $140 million and $61 million at December 31, 2006 and 2005, respectively. The LTIP expense including discontinued operations was $78 million, $37 million, and $15 million for the years 2006, 2005, and 2004, respectively.

The Company’s management has discussed the development and selection of these critical accounting estimates with the Audit Committee. Additionally, management has reviewed with the Audit Committee the Company’s significant estimates discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “aim,” “target,” and other similar expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things, the impact on the Company’s financial position and results of operations related to the pending sale of U.S. Trust (see “Item 1- Business - General Corporate Overview”, Overview - Discontinued Operations, Results of Operations - Net Interest Revenue, and Liquidity and Capital Resources, and “Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 1. Introduction and Basis of Presentation and 3. Discontinued Operations”); the Company’s ability to pursue its business strategy (see “Item 1 – Business – Business Strategy and Competitive Environment”); the impact on the Company’s financial position and results of operations related to the pending acquisition of The 401(k) Company (see “Item 1 – Business – Products and Services”, Liquidity and Capital Resources – Capital Resources, and “Item 8- Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements-1. Introduction and Basis of Presentation”); the impact of legal proceedings and regulatory matters (see “Item 3 – Legal Proceedings” and “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 18. Commitments and Contingent Liabilities – Legal Contingencies”); the impact of changes in the income tax benefit related to the pending sale of U.S. Trust (see Overview – Discontinued Operations, Critical Accounting Estimates, and “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 3. Discontinued Operations”); sources of liquidity, capital, and level of dividends (see Liquidity and Capital Resources – Liquidity and – Contractual Obligations); target capital ratios (see Liquidity and Capital Resources); capital expenditures (see Liquidity and Capital Resources – Capital Resources); the impact of changes in management’s estimates on the Company’s results of operations (see Critical Accounting Estimates); the impact on the Company’s results of operations of recording compensation expense related to the Company’s sabbatical program (see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 2. Significant Accounting Policies”); the impact on the Company’s results of operations of recording stock option expense (see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 13. Employee Incentive, Deferred Compensation, and Retirement Plans”); the impact of changes in estimated costs related to past restructuring initiatives on the Company’s results of operations (see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 3. Discontinued Operations and 16. Restructuring Charges and Reserves”); and the impact of changes in the likelihood of indemnification payment obligations on the Company’s results of operations (see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 18. Commitments and Contingent Liabilities”).

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

Important factors that may cause actual results to differ include, but are not limited to: unanticipated adverse developments in litigation or regulatory matters; the Company’s ability to sublease certain properties; the amount of loans to the Company’s banking and brokerage clients; the level of the Company’s stock repurchase activity; the timing and impact of changes in the Company’s level of investments in technology; changes in the Company’s level of personnel; potential breaches of contractual terms for which the Company has indemnification obligations; changes in the income tax benefit based on the results of a tax survey related to the pending sale of U.S. Trust; and the timing and impact of pending strategic transactions. Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in this Annual Report on Form 10-K, including “Item 1A – Risk Factors.”

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

Financial Instruments Held For Trading Purposes

The Company holds fixed income securities, which include municipal and government securities, and corporate bonds, in inventory to meet clients’ trading needs. The fair value of such inventory was approximately $76 million and $74 million at December 31, 2006 and 2005, respectively. These securities, and the associated interest rate risk, are not material to the Company’s financial position, results of operations, or cash flows.

Financial Instruments Held For Purposes Other Than Trading

Debt Issuances

At December 31, 2006, CSC had $262 million aggregate principal amount of Medium-Term Notes outstanding, with fixed interest rates ranging from 6.52% to 8.05%. At December 31, 2005, CSC had $330 million aggregate principal amount of Medium-Term Notes outstanding, with fixed interest rates ranging from 6.21% to 8.05%.

The Company has fixed cash flow requirements regarding these long-term debt obligations due to the fixed rate of interest. The fair value of these obligations at December 31, 2006 and 2005, based on estimates of market rates for debt with similar terms and remaining maturities, was $277 million and $352 million, respectively, compared to their carrying amounts of $262 million and $332 million, respectively.

Interest Rate Swaps

As part of its consolidated asset and liability management process, the Company utilizes Swaps to effectively convert the interest rate characteristics of a portion of its Medium Term Notes from fixed to variable. For a discussion of such Swaps, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 19. Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk, or Market Risk.”

Forward Sale and Interest Rate Lock Commitments

For a discussion of Schwab Bank’s forward sale and interest rate lock commitments related to its loans held for sale portfolio, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 19. Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk, or Market Risk.”

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

The forward-looking simulations in the following table exclude all of U.S. Trust’s net interest revenue in 2006 and assume that the sale will close early in the third quarter of 2007. In addition, the simulations assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 200 basis point increase or decrease in interest rates relative to the Company’s current base rate forecast on simulated net interest revenue over the next twelve months at December 31, 2006 and 2005.

December 31,	2006	2005
Increase of 200 basis points	5.4%	5.2%
Decrease of 200 basis points	(8.5%)	(5.7%)

The simulations show an increase in exposure to rate changes at December 31, 2006 from December 31, 2005, and the Company remains positioned to experience increases in net interest revenue as rates rise and decreases as rates fall. If U.S. Trust’s net interest revenue is excluded from the 2005 simulations, the simulations would have shown net interest revenue increasing 7.5% for an increase of 200 basis points and decreasing 7.5% for a decline of 200 basis points.

THE CHARLES SCHWAB CORPORATION

Item 8.	Financial Statements and Supplementary Data

THE CHARLES SCHWAB CORPORATION

C onsolidated Statements of Income

(In Millions, Except Per Share Amounts)

Year Ended December 31,	2006	2005	2004
Net Revenues
Asset management and administration fees	$1,945	$1,674	$1,549

Interest revenue	2,113	1,523	877
Interest expense	(679)	(501)	(172)

Net interest revenue	1,434	1,022	705

Trading revenue	785	778	1,023
Other	145	145	139

Total net revenues	4,309	3,619	3,416

Expenses Excluding Interest
Compensation and benefits	1,619	1,449	1,456
Professional services	285	222	210
Occupancy and equipment	260	262	319
Advertising and market development	189	165	174
Communications	180	174	202
Depreciation and amortization	157	179	197
Restructuring charges	—	16	186
Other	143	125	125

Total expenses excluding interest	2,833	2,592	2,869

Income from continuing operations before taxes on income	1,476	1,027	547
Taxes on income	(585)	(393)	(197)

Income from continuing operations	891	634	350
Income (loss) from discontinued operations, net of tax	336	91	(64)

Net Income	$1,227	$725	$286

Weighted-Average Common Shares Outstanding — Diluted	1,286	1,308	1,365

Earnings Per Share — Basic
Income from continuing operations	$.70	$.49	$.26
Income (loss) from discontinued operations, net of tax	$.27	$.07	$(.05)
Net income	$.97	$.56	$.21
Earnings Per Share — Diluted
Income from continuing operations	$.69	$.48	$.26
Income (loss) from discontinued operations, net of tax	$.26	$.07	$(.05)
Net income	$.95	$.55	$.21

Dividends Declared Per Common Share	$.135	$.089	$.074

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

C onsolidated Balance Sheets

(In Millions, Except Share and Per Share Amounts)

December 31,	2006	2005
Assets
Cash and cash equivalents	$4,507	$1,905
Cash and investments segregated and on deposit for federal or other regulatory purposes (1) (including resale agreements of $4,740 in 2006 and $8,073 in 2005)	10,862	15,192
Securities owned — at market value (including securities pledged of $5 in 2006 and 2005)	6,386	4,195
Receivables from brokers, dealers and clearing organizations	650	820
Receivables from brokerage clients — net	10,927	10,780
Loans to banking clients — net	2,334	1,946
Loans held for sale	30	17
Equipment, office facilities, and property — net	602	699
Goodwill	419	419
Deferred tax assets	406	171
Other assets	524	401
Assets retained from discontinued operations	749	711
Assets of discontinued operations	10,596	10,095

Total	$48,992	$47,351

Liabilities and Stockholders’ Equity
Deposits from banking clients	$11,020	$6,969
Drafts payable	324	225
Payables to brokers, dealers and clearing organizations	1,498	1,294
Payables to brokerage clients	20,621	24,700
Accrued expenses and other liabilities	1,069	1,018
Long-term debt	388	462
Liabilities of discontinued operations	9,064	8,233

Total liabilities	43,984	42,901

Stockholders’ equity:
Preferred stock — 9,940,000 shares authorized; $.01 par value per share; none issued	—	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,392,091,544 shares issued	14	14
Additional paid-in capital	1,868	1,827
Retained earnings	4,901	3,847
Treasury stock — 126,904,699 and 101,377,515 shares in 2006 and 2005, respectively, at cost	(1,739)	(1,124)
Unamortized stock-based compensation	—	(81)
Accumulated other comprehensive loss	(36)	(33)

Total stockholders’ equity	5,008	4,450

Total	$48,992	$47,351

(1)

Amounts included represent actual balances on deposit, whereas cash and investments required to be segregated for federal or other regulatory purposes at December 31, 2006 and 2005, excluding $201 million of intercompany repurchase agreements and associated interest, were $11,063 million and $14,914 million, respectively. On January 3, 2007 and January 4, 2006, the Company deposited a net amount of $554 million and $92 million, respectively, into its segregated reserve bank accounts.

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

C onsolidated Statements of Cash Flows

(In Millions)

Year Ended December 31,	2006	2005	2004
Cash Flows from Operating Activities
Net income	$1,227	$725	$286
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(336)	(91)	64
Depreciation and amortization	157	179	197
Stock-based compensation expense	39	17	26
Excess tax benefits from stock-based compensation	(64)	30	16
Deferred income taxes	(31)	(4)	(14)
Non-cash restructuring charges	—	5	(15)
Other	(2)	6	1
Originations of loans held for sale	(638)	(823)	(856)
Proceeds from sales of loans held for sale	626	830	870
Net change in:
Cash and investments segregated and on deposit for federal or other regulatory purposes	4,331	3,697	2,241
Securities owned (excluding securities available for sale)	73	(5)	32
Receivables from brokers, dealers, and clearing organizations	170	(338)	(7)
Receivables from brokerage clients	(151)	(946)	(1,261)
Other assets	(6)	(6)	(26)
Drafts payable	98	(138)	210
Payables to brokers, dealers, and clearing organizations	204	(174)	(1,165)
Payables to brokerage clients	(4,079)	(2,454)	(31)
Accrued expenses and other liabilities	66	(44)	96
Net cash provided by (used for) discontinued operations	76	311	(71)

Net cash provided by operating activities	1,760	777	593

Cash Flows from Investing Activities
Purchases of securities available for sale	(3,224)	(2,161)	(1,798)
Proceeds from sales of securities available for sale	81	16	312
Proceeds from maturities, calls, and mandatory redemptions of securities available for sale	854	670	647
Net increase in loans to banking clients	(442)	(755)	(837)
Purchase of equipment, office facilities, and property	(122)	(98)	(180)
Proceeds from sales of equipment, office facilities, and property	63	20	3
Cash payments for business combinations and investments, net of cash received	6	(2)	(1)
Proceeds from sales of subsidiaries and investments	—	4	271
Net cash used for discontinued operations	(456)	(1,062)	(1,208)

Net cash used for investing activities	(3,240)	(3,368)	(2,791)

Cash Flows from Financing Activities
Net change in deposits from banking clients	4,051	2,362	2,153
Proceeds from long-term debt	—	—	136
Repayment of long-term debt	(68)	(56)	(315)
Excess tax benefits from stock-based compensation	64	—	—
Dividends paid	(173)	(116)	(101)
Purchase of treasury stock	(868)	(697)	(365)
Proceeds from stock options exercised and other	253	115	51
Other financing activities	1	—	—
Net cash provided by discontinued operations	822	637	324

Net cash provided by financing activities	4,082	2,245	1,883

Increase (Decrease) in Cash and Cash Equivalents	2,602	(346)	(315)
Cash and Cash Equivalents at Beginning of Year	1,905	2,251	2,566

Cash and Cash Equivalents at End of Year	$4,507	$1,905	$2,251

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

C onsolidated Statements of Stockholders’ Equity

(In Millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Unamortized Stock-based Compensation	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2003	1,392	$14	$1,749	$3,125	$(319)	$(95)	$(13)	$4,461

Comprehensive income:
Net income	—	—	—	286	—	—	—	286
Net unrealized gain on cash flow hedging instruments, net of reclassification adjustment and tax	—	—	—	—	—	—	15	15
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax	—	—	—	—	—	—	(8)	(8)
Foreign currency translation adjustment	—	—	—	—	—	—	1	1

Total comprehensive income								294
Dividends declared on common stock	—	—	—	(101)	—	—	—	(101)
Purchase of treasury stock	—	—	—	—	(383)	—	—	(383)
Stock options exercised and shares issued under stock-based compensation plans	—	—	17	(52)	111	(47)	—	29
Non-cash stock-based compensation expense related to restructuring	—	—	3	—	—	3	—	6
Amortization of stock-based compensation awards	—	—	—	—	—	80	—	80

Balance at December 31, 2004	1,392	14	1,769	3,258	(591)	(59)	(5)	4,386

Comprehensive income:
Net income	—	—	—	725	—	—	—	725
Net unrealized gain on cash flow hedging instruments, net of tax	—	—	—	—	—	—	12	12
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	—	(39)	(39)
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)

Total comprehensive income								697
Dividends declared on common stock	—	—	—	(116)	—	—	—	(116)
Purchase of treasury stock	—	—	—	—	(688)	—	—	(688)
Stock options exercised and shares issued under stock-based compensation plans	—	—	57	(20)	155	(60)	—	132
Non-cash stock-based compensation expense related to restructuring	—	—	1	—	—	3	—	4
Amortization of stock-based compensation awards	—	—	—	—	—	35	—	35

Balance at December 31, 2005	1,392	14	1,827	3,847	(1,124)	(81)	(33)	4,450

Comprehensive income:
Net income	—	—	—	1,227	—	—	—	1,227
Net unrealized loss on cash flow hedging instruments, net of reclassification adjustment and tax	—	—	—	—	—	—	(6)	(6)
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	7	7
Foreign currency translation adjustment	—	—	—	—	—	—	1	1

Total comprehensive income								1,229
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	—	—	(5)	(5)
Dividends declared on common stock	—	—	—	(173)	—	—	—	(173)
Purchase of treasury stock	—	—	—	—	(859)	—	—	(859)
Stock option exercises and other	—	—	6	—	249	—	—	255
Stock-based compensation expense	—	—	52	—	—	—	—	52
Excess tax benefits from stock-based compensation	—	—	64	—	—	—	—	64
Restricted shares withheld for tax	—	—	—	—	(5)	—	—	(5)
Adoption of SFAS No. 123R	—	—	(81)	—	—	81	—	—

Balance at December 31, 2006	1,392	$14	$1,868	$4,901	$(1,739)	—	$(36)	$5,008

See Notes to Consolidated Financial Statements.

T HE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

1.	Introduction and Basis of Presentation

The Charles Schwab Corporation (CSC) is a financial holding company engaged, through its subsidiaries, in securities brokerage, banking, and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 303 domestic branch offices in 45 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, U.K. In addition, Schwab serves clients in Hong Kong through one of CSC’s subsidiaries. Other subsidiaries include Charles Schwab Bank, N.A. (Schwab Bank), a retail bank; Charles Schwab Investment Management, Inc., the investment advisor for Schwab’s proprietary mutual funds; CyberTrader, Inc., an electronic trading technology and brokerage firm providing services to highly active, online traders; and The Charles Schwab Trust Company, a trustee for employee benefit plans, primarily 401(k) plans.

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

On November 19, 2006, the Company entered into a definitive agreement with Bank of America Corporation (Bank of America) pursuant to which Bank of America will acquire all of the outstanding common stock of U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust), a subsidiary which provides wealth management services. The transaction is expected to close early in the third quarter of 2007. The Company sold its capital markets business in 2004. These financial statements reflect these businesses as discontinued operations for all periods.

On December 22, 2006, the Company announced an agreement to acquire The 401(k) Company from Nationwide Financial Services, Inc. for $115 million in cash. The transaction is expected to close in March 2007, subject to customary closing conditions. The 401(k) Company offers defined contribution plan services.

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

Receivables from brokerage clients are stated net of allowance for doubtful accounts of $2 million at December 31, 2006 and 2005. Cash receivables from brokerage clients that remain unsecured or partially secured for more than 30 days are fully reserved.

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

Loans to banking clients are stated net of allowance for credit losses of $4 million and $3 million at December 31, 2006 and 2005, respectively. The allowance is established through charges to income based on management’s evaluation of the adequacy of the allowance for credit losses in the existing portfolio. The adequacy of the allowance is reviewed regularly by management, taking into consideration current economic conditions, the existing loan portfolio composition, past loss experience and risks inherent in the portfolio, including the value of impaired loans.

Loans held for sale consist of fixed-rate and adjustable-rate mortgage loans intended for sale. Loans held for sale are stated at lower of cost or market value. Market value is determined using quoted market prices.

Equipment, office facilities, and property: Equipment and office facilities are depreciated on a straight-line basis over the estimated useful life of the asset of three to ten years. Buildings are depreciated on a straight-line basis over twenty years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the term of the lease. Software and certain costs incurred for purchasing or developing software for internal use are amortized on a straight-line basis over an estimated useful life of three or five years. Equipment, office facilities, and property are stated at cost net of accumulated depreciation and amortization, except for land, which is stated at cost. Equipment, office facilities, and property are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Derivative financial instruments are recorded on the balance sheet at fair value based upon dealer quotes and third-party pricing services. As part of its consolidated asset and liability management process, the Company utilizes interest rate swap agreements (Swaps) to effectively convert the interest rate characteristics of a portion of its Medium-Term Notes from fixed to variable. These Swaps have been designated as fair value hedges. There is no impact on net income as changes in fair value of the Swaps are offset by changes in the fair value of the hedged Medium-Term Notes.

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

Stock-based compensation: On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) – Share-Based Payment (SFAS No. 123R) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment arrangements including employee and director stock option and restricted stock awards. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB No. 107) relating to certain issues surrounding the implementation of SFAS No. 123R. In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123R-3 – Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.

The Company adopted SFAS No. 123R using a modified prospective transition method, under which this accounting standard applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006 and prior periods are not restated. Additionally, compensation cost is recognized for the unvested portion of awards outstanding on January 1, 2006 over their remaining vesting period. As a result of the adoption of SFAS No. 123R, the Company’s income from continuing operations before income taxes, income from continuing operations, and net income for the year ended December 31, 2006, were $13 million, $8 million, and $11 million lower, respectively, than under the Company’s previous accounting method for share-based compensation. When calculated under the Company’s previous accounting method, basic and diluted earnings per share (EPS) for the year ended December 31, 2006 were unchanged and $.01 higher, respectively.

Stock-based compensation expense for 2006 is based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and revised in subsequent periods if actual forfeitures differ from those estimates. For periods prior to 2006, the Company recognized forfeitures as they occurred. Upon adoption of SFAS No. 123R, the Company recorded an immaterial cumulative adjustment to estimate forfeitures for unvested stock awards outstanding at January 1, 2006. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position No. FAS 123R-3 for calculating the tax effects of stock-based compensation.

Long-term incentive compensation: Eligible officers may receive cash long-term incentive plan units under a long-term incentive plan (LTIP). These awards are restricted from transfer or sale and generally vest annually over a three- to four-year period. Each award provides for a one-time cash payment for an amount that varies based upon the Company’s cumulative EPS over the respective performance period of each grant. The Company accrues the estimated total cost for each grant on a straight-line basis over each LTIP’s vesting period, with periodic cumulative adjustments to expense as estimates of the total grant cost are revised.

Goodwill: represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. Goodwill is tested for impairment at least annually or whenever indications of impairment exist. In testing for a potential impairment of goodwill, management estimates the fair value of each of the Company’s reporting units (generally

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

defined as the Company’s businesses for which financial information is available and reviewed regularly by management), and compares it to their carrying value. If the estimated fair value of a reporting unit is less than its carrying value, management is required to estimate the fair value of all assets and liabilities of the reporting unit, including goodwill. If the carrying value of the reporting unit’s goodwill is greater than the estimated fair value, an impairment charge is recognized for the excess. The Company has elected April 1 as its annual impairment testing date.

The carrying amount of goodwill is included in the Schwab Investor Services segment. At December 31, 2006 and 2005, the Company’s goodwill balance was $419 million.

Intangible assets: The Company has certain intangible assets which are non-amortizing but are subject to impairment testing annually and whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The Company’s non-amortizing intangible asset balances were $14 million at both December 31, 2006 and 2005, and are included in other assets. These balances are primarily comprised of the value of contracts acquired in 2004 to manage investments of mutual funds.

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

SFAS No. 155 – Accounting for Certain Hybrid Financial Instruments was issued in February 2006 and is effective for all financial instruments acquired or issued after December 31, 2006. SFAS No. 155 allows financial instruments that contain an embedded derivative to be accounted for as a whole (eliminating the need to account for the embedded derivative separately) if an election is made to report the whole instrument on a fair value basis. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position, results of operations, EPS, or cash flows.

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

SFAS No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans was issued in September 2006. SFAS No. 158 requires recognition of an asset or liability for the overfunded or underfunded status of defined benefit postretirement plans, and recognition of changes in that funded status through other comprehensive income. The funded status of a benefit plan is generally measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires the recognition of previously unrecognized actuarial gains and losses and prior service costs within accumulated other comprehensive income, net of tax. These provisions of the statement are effective December 31, 2006. All of the Company’s defined postretirement benefit plans are maintained at U.S. Trust. The adoption of SFAS No. 158 resulted in a $9 million pre-tax reduction in prepaid postretirement benefit plans and a $5 million after-tax reduction in the Company’s accumulated other comprehensive income as of

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

December 31, 2006. The adoption of SFAS No. 158 did not have any impact on the Company’s results of operations, EPS, or cash flows. Effective December 31, 2008, SFAS No. 158 requires the measurement date for plan assets and liabilities to be the same date as a company’s fiscal year end.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities was issued in February 2007 and is effective beginning January 1, 2008. SFAS No. 159 permits entities to elect to measure eligible financial instruments, commitments, and certain other arrangements at fair value at specified election dates with changes in fair value recognized in earnings at each subsequent reporting period. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its financial position, results of operations, EPS, and cash flows.

Emerging Issues Task Force Issue (EITF) No. 06-02 – Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 – Accounting for Compensated Absences, was ratified by the FASB in June 2006 and is effective beginning January 1, 2007. This EITF requires the recognition of compensation expense associated with a sabbatical leave or other similar benefit arrangement that does not vest over the requisite service period. The Company currently records compensation expense related to its sabbatical program in the period the sabbatical is taken by an employee. As a result of this change in accounting principle, the Company will record a charge, net of estimated forfeitures, to retained earnings as of January 1, 2007 of $17 million after tax. This accounting change is not expected to have a material impact on the Company’s results of operations, EPS, or cash flows.

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

Staff Accounting Bulletin (SAB) No. 108 – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements was issued by the SEC in September 2006 and is effective for the year ended December 31, 2006. SAB No. 108 requires a dual approach – evaluation of an error from both a financial position perspective and results of operations perspective – when quantifying and evaluating the materiality of a misstatement. The adoption of SAB No. 108 did not have a material impact on the Company’s financial position, results of operations, EPS, or cash flows.

3.	Discontinued Operations

U.S. Trust:

On November 19, 2006, CSC entered into a definitive agreement with Bank of America pursuant to which Bank of America will acquire all of the outstanding common stock of U.S. Trust for $3.3 billion in cash. The transaction is expected to close early in the third quarter of 2007. However, the closing is subject to (i) approval of new investment advisor agreements for each of the Excelsior mutual funds by the applicable public fund board and the stockholders of each fund, (ii) regulatory approvals, and (iii) other customary closing conditions. The Company estimates it will record a pre-tax gain on the sale of approximately $1.9 billion. After-tax proceeds will be used for general corporate purposes, including share repurchases and continued investment in Schwab Investor Services, Schwab Institutional, and Schwab Bank. U.S. Trust comprised all of the previously-reported U.S. Trust segment.

The results of operations, net of income taxes, and cash flows of U.S. Trust have been presented as discontinued operations on the Company’s consolidated statements of income and of cash flows for all periods, and the assets and liabilities of U.S. Trust have each been combined and presented as assets and liabilities of discontinued operations on the Company’s consolidated balance sheets. The Company’s consolidated prior period revenues, expenses, taxes on income, assets, liabilities, and cash flows also reflect this presentation.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Summarized financial information for discontinued operations related to U.S. Trust is as follows:

December 31,	2006	2005
Assets
Cash and cash equivalents	$625	$428
Cash and investment segregated and on deposit for federal and other regulatory purposes	11	65
Loans to banking clients – net	7,090	6,560
Securities owned	2,571	2,662
Equipment, office facilities, and property – net	97	98
Goodwill	390	390
Intangible assets – net	119	129
Other assets	442	474
Assets retained from discontinued operations	(749)	(711)

Total assets	$10,596	$10,095

Liabilities
Deposits from banking clients (net of liabilities retained)	$8,532	$7,138
Accrued expenses and other liabilities	379	371
Short-term borrowings	101	672
Long-term debt	52	52

Total liabilities	$9,064	$8,233

The components of income from discontinued operations related to U.S. Trust are as follows:

	2006	2005	2004
Net revenues	$892	$845	$786
Income, before taxes (1)	$197	$158	$98
Tax benefit (expense) on income (2)	$136	$(62)	$(34)
Income, net of tax (1,2)	$333	$96	$64

(1)	Includes $6 million pre-tax, or $4 million after tax, of transaction-related costs recorded in 2006.

(2)	Includes an income tax benefit of $205 million recorded in 2006 related to the estimated excess of the tax basis of U.S. Trust stock over the book basis.

In 2006, the Company recorded a $205 million income tax benefit related to the estimated difference between the tax and book bases of the Company’s U.S. Trust stock. This amount is included in income from discontinued operations, net of tax on the Company’s consolidated statements of income. When calculating the Company’s gain on the sale of U.S. Trust for income tax purposes, the tax basis will be the basis of U.S. Trust’s prior stockholders in their shares as of the date U.S. Trust was acquired by the Company, since the transaction qualified as a tax-free exchange. This tax benefit is management’s current estimate and is based on publicly available information, including information on the composition of U.S. Trust’s stockholders at the acquisition date and the market price of U.S. Trust stock during relevant periods. The final amount of the basis difference, which could differ from management’s estimate, will be determined following a survey of former U.S. Trust stockholders that the Company expects to complete in mid-2007.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

The assets retained from discontinued operations reflect the excess cash held in certain Schwab brokerage client accounts that is swept into a money market deposit account at U.S. Trust. In 2007, Schwab will terminate this arrangement prior to the closing of the sale of U.S. Trust and move these balances to a similar existing arrangement with Schwab Bank. At December 31, 2006 and 2005, these balances totaled $749 million and $711 million, respectively, and are included in deposits from banking clients with a corresponding amount in assets retained from discontinued operations on the Company’s consolidated balance sheets. The interest expense related to these client deposit balances is included in interest expense from continuing operations on the Company’s consolidated statements of income of $11 million, $6 million, and $2 million for 2006, 2005, and 2004, respectively. The corresponding interest revenue on the invested cash balances related to these deposits is included in interest revenue from continuing operations on the Company’s consolidated statements of income of $38 million, $22 million, and $6 million for 2006, 2005, and 2004, respectively. The interest revenue amount is calculated using the Company’s funds transfer pricing methodology, which is used by management to estimate the interest earned on the investment of these deposit balances.

Capital Markets Business:

In October 2004, the Company sold its capital markets business to UBS Securities LLC and UBS Americas Inc. (collectively referred to as UBS). Pursuant to the agreement, UBS acquired all of the partnership interests of Schwab Capital Markets L.P. and all of the outstanding capital stock of SoundView Technology Group, Inc. (collectively referred to as Schwab Soundview Capital Markets, or SSCM) for $265 million in cash. A summary of revenues and losses in 2004 for discontinued operations related to SSCM is as follows: net revenues of $226 million; loss on sale of $88 million, which includes goodwill impairment charges of $95 million; total pre-tax loss of $199 million; and after-tax loss of $128 million. Additionally, the Company recorded income of $4 million, or $3 million after tax, in 2006 and income of $5 million, or loss of $5 million after tax, in 2005.

In addition to the restructuring reserves discussed in note “16 – Restructuring Charges and Reserves,” the Company retained certain restructuring-related obligations following the sales of SSCM and Charles Schwab Europe in 2004 and 2003, respectively, and recorded reserves for severance, facilities leases and systems. A summary of the activity in these reserves is as follows:

	Workforce Reduction	Facilities Reduction	Total

Balance at December 31, 2003	$4	$12	$16
Restructuring charges (1)	75	38	113
Cash payments – net	(55)	(5)	(60)
Non-cash charges (2)	(1)	(7)	(8)

Balance at December 31, 2004	23	38	61
Restructuring charges (1)	1	1	2
Cash payments – net	(22)	(17)	(39)
Non-cash charges	(1)	—	(1)
Other (3)	—	2	2

Balance at December 31, 2005	1	24	25
Restructuring credit (1)	—	(3)	(3)
Cash payments – net	(1)	(6)	(7)

Balance at December 31, 2006	$—	$15 (4)	$15

(1)	Included in income (loss) from discontinued operations.

(2)	Primarily includes charges for officers’ stock-based compensation and write-downs of fixed assets.

(3)	Includes the reclassification of deferred rent amounts and the accretion of facilities restructuring reserves, which are initially recorded at net present value.

(4)	The Company expects to substantially utilize the remaining facilities reduction reserve through cash payments for the net lease expense over the respective lease terms through 2015.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

4.	Securities Owned

A summary of securities owned is as follows:

December 31,	2006	2005
Securities available for sale	$5,988	$3,725
Schwab Funds® money market funds	182	271
Fixed income, equity, and other securities	163	166
Equity and bond mutual funds	53	33

Total securities owned	$6,386	$4,195

The amortized cost, estimated fair value, and gross unrealized gains and losses on securities available for sale are as follows:

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities:
Collateralized mortgage obligations	$3,115	$2	$19	$3,098
Federal agencies	1,920	3	9	1,914

Total mortgage-backed securities	5,035	5	28	5,012
Corporate debt	677	—	—	677
U.S. Treasury and federal agencies	249	—	—	249
Certificates of deposit	50	—	—	50

Total	$6,011	$5	$28	$5,988

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities:
Collateralized mortgage obligations	$2,210	$1	$20	$2,191
Federal agencies	1,440	5	10	1,435

Total mortgage-backed securities	3,650	6	30	3,626
U.S. Treasury and federal agencies	100	—	1	99

Total	$3,750	$6	$31	$3,725

A summary of investments with unrealized losses, aggregated by category and period of continuous unrealized loss, at December 31, 2006, is as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
Collateralized mortgage obligations	$974	$2	$1,227	$17	$2,201	$19
Federal agencies	649	2	402	7	1,051	9

Total temporarily impaired securities	$1,623	$4	$1,629	$24	$3,252	$28

Management views the unrealized losses noted above as temporary as the decline in market value is attributable to changes in interest rates and not credit quality. The number of investment positions with unrealized losses totals 149. The determination of whether or not other-than-temporary impairment exists is a matter of judgment. Factors considered in evaluating whether a decline in value is other than temporary include: the financial conditions and near-term

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

prospects of the issuer; the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery; and the length of time and the extent to which the fair value has been less than cost.

The maturities of debt securities available for sale at December 31, 2006 are as follows:

December 31, 2006	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Mortgage-backed securities(1):
Collateralized mortgage obligations	—	—	—	$3,098	$3,098
Federal agencies	—	—	$7	1,907	1,914

Total mortgage-backed securities	—	—	7	5,005	5,012

Corporate debt	$194	$483	—	—	677
U.S. Treasury and federal agencies	209	40	—	—	249
Certificates of deposit	50	—	—	—	50

Estimated fair value	$453	$523	$7	$5,005	$5,988
Total amortized cost	$453	$523	$7	$5,028	$6,011

Net unrealized losses	—	—	—	$23	$23

(1)

Collateralized mortgage obligations have been allocated over maturity groupings based on contractual maturities. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Gross proceeds and gross realized gains and losses related to sales of securities available for sale are as follows. Realized gains and losses of securities available for sale are included in other revenue on the Company’s consolidated income statements.

	2006	2005	2004
Gross proceeds	$81	$16	$312
Gross realized gains	—	—	$2
Gross realized losses	—	—	$2

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

Securities sold, but not yet purchased of $20 million at December 31, 2006 consisted primarily of mutual fund shares that are distributed to clients to satisfy their dividend reinvestment requests. Securities sold, but not yet purchased of $15 million at December 31, 2005 consisted primarily of equity positions which are held as a hedge against securities owned. These securities are recorded at market value in accrued expenses and other liabilities.

5.	Receivables from Brokerage Clients

Receivables from brokerage clients consist primarily of margin loans to brokerage clients of $10.4 billion at both December 31, 2006 and 2005. Securities owned by brokerage clients are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

6.	Loans to Banking Clients and Related Allowance for Credit Losses

An analysis of the composition of the loan portfolio is as follows:

December 31,	2006	2005
Home equity lines of credit	$1,192	$1,193
Residential real estate mortgages	1,127	746
Other	19	10

Total loans to banking clients	2,338	1,949
Less: allowance for credit losses	(4)	(3)

Loans to banking clients – net	$2,334	$1,946

Included in the loan portfolio are non-accrual loans totaling $1 million at both December 31, 2006 and 2005. Non-accrual loans are considered impaired by the Company, and represent all the Company’s nonperforming assets at both December 31, 2006 and 2005. The amount of loans accruing interest that were contractually 90 days or more past due was $1 million at both December 31, 2006 and 2005. For 2006 and 2005, the impact of interest revenue which would have been earned on non-accrual loans versus interest revenue recognized on these loans was not material to the Company’s results of operations.

Charge-offs related to the allowance for credit losses on the loan portfolio were not material for both 2006 and 2004. There were no charge-offs during 2005. There were no recoveries for each of 2006, 2005, and 2004.

7.	Equipment, Office Facilities, and Property

Equipment, office facilities, and property are detailed below:

December 31,	2006	2005
Land	$52	$54
Buildings	382	458
Leasehold improvements	245	234
Furniture and equipment	117	126
Telecommunications equipment	96	107
Information technology equipment	366	366
Software	684	729
Software development and construction in progress	2	3

Subtotal	1,944	2,077
Accumulated depreciation and amortization	(1,342)	(1,378)

Total equipment, office facilities, and property - net	$602	$699

8.	Deposits from Banking Clients

Deposits from banking clients consist of money market and other savings deposits, certificates of deposit, and noninterest-bearing deposits. Interest-bearing deposits were $11.0 billion and $7.0 billion at December 31, 2006 and 2005, respectively. During the years ended December 31, 2006 and 2005, the Company paid an average rate of 2.19% and 1.32%, respectively, on its interest-bearing deposits from banking clients. Noninterest-bearing deposits were not material at both December 31, 2006 and 2005. Demand deposit overdrafts included as other loans within loans to banking clients were not material for both December 31, 2006 and 2005.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

9.	Payables to Brokers, Dealers, and Clearing Organizations

Payables to brokers, dealers, and clearing organizations consist primarily of securities loaned of $1.4 billion and $1.2 billion at December 31, 2006 and 2005, respectively. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned.

10.	Payables to Brokerage Clients

The principal source of funding for Schwab’s margin lending is cash balances in brokerage client accounts. At December 31, 2006, Schwab was paying interest at 2.5% on $15.8 billion of cash balances in brokerage client accounts, which were included in payables to brokerage clients. At December 31, 2005, Schwab was paying interest at 2.1% on $20.9 billion of such cash balances.

11.	Borrowings

CSC may borrow up to $800 million under a committed, unsecured credit facility with a group of eighteen banks which is scheduled to expire in June 2007. This facility replaced a facility that expired in June 2006. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of stockholders’ equity, Schwab to maintain minimum net capital ratios, as defined, and CSC’s depository institution subsidiaries, which include Schwab Bank and U.S. Trust (currently reflected as a discontinued operation for financial statement purposes) to be well capitalized, as defined. These facilities were unused at December 31, 2006 and 2005.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of eight banks totaling $842 million at December 31, 2006. CSC has access to $792 million of these credit lines. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. There were no borrowings outstanding under these lines at December 31, 2006 and 2005.

To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured letter of credit agreements with eleven banks in favor of the OCC aggregating $930 million at December 31, 2006. Schwab pays a fee to maintain these arrangements. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging letters of credit (LOCs), in favor of these brokerage clients, which are issued by multiple banks. At December 31, 2006, the aggregate face amount of these outstanding LOCs totaled $173 million. No funds were drawn under these LOCs at December 31, 2006 and 2005.

Long-term debt consists of the following:

December 31,	2006	2005
Senior Medium-Term Notes, Series A	$262	$330
Lease financing liability	126	130
Fair value adjustment (1)	—	2

Total long-term debt	$388	$462

(1)	Represents the fair value adjustment related to hedged Medium-Term Notes.

The aggregate principal amount of Senior Medium-Term Notes, Series A (Medium-Term Notes) outstanding at December 31, 2006 had maturities ranging from 2007 to 2010. The aggregate principal amount of Medium-Term Notes outstanding at December 31, 2006 and 2005 had fixed interest rates ranging from 6.52% to 8.05% and 6.21% to

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

8.05%, respectively. At December 31, 2006 and 2005, the Medium-Term Notes carried a weighted-average interest rate of 7.77% and 7.56%, respectively.

Upon adoption of FIN No. 46 in the first quarter of 2003, the Company consolidated a Trust and recorded a note payable of $235 million. This Trust was formed in 2000 to finance the acquisition and renovation of an office building and land. In 2004, the Company exercised its option to purchase this property from the Trust and repaid $99 million of the note payable. Simultaneously, the Company completed a transaction on this property with American Financial Realty Trust, a publicly-traded real estate investment trust, resulting in proceeds of $136 million, which was used to repay the remainder of the note payable, and a 20-year lease. This transaction was accounted for as a financing lease. The remaining lease financing liability of $126 million at December 31, 2006 is being reduced by a portion of the lease payments over the 20-year term.

Annual maturities on long-term debt outstanding at December 31, 2006 are as follows:

2007	$43
2008	20
2009	14
2010	205
2011	6
Thereafter	100

Total	$388

12.	Taxes on Income

Income tax expense on income from continuing operations is as follows:

	2006	2005	2004
Current:
Federal	$505	$337	$185
State	111	60	26

Total current	616	397	211

Deferred:
Federal	(25)	(3)	(4)
State	(6)	(1)	(10)

Total deferred	(31)	(4)	(14)

Taxes on income	$585	$393	$197

The excess tax benefits from the exercise of stock options and the vesting of restricted stock awards, which for accounting purposes are recorded in additional paid-in capital, were $64 million, $30 million, and $16 million in 2006, 2005, and 2004, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

The net income tax benefit from discontinued operations was $134 million in 2006 and includes a $205 million income tax benefit related to the estimated excess of the tax basis of U.S. Trust stock over the book basis. The income tax expense related to income from discontinued operations was $71 million in 2005. The income tax benefit related to loss from discontinued operations was $37 million in 2004.

The temporary differences that created deferred tax assets and liabilities are detailed below:

December 31,	2006	2005
Deferred tax assets:
Excess tax basis of investment in subsidiary	$205	—
Employee compensation, severance and benefits	127	$95
Facilities lease commitments	105	121
Reserves and allowances	25	25
Net unrealized loss on securities available for sale	9	10
Deferred income	9	12
Other	14	14

Total deferred assets	494	277

Deferred tax liabilities:
Depreciation and amortization	(43)	(57)
Capitalized internal-use software development costs	(45)	(49)

Total deferred liabilities	(88)	(106)

Net deferred tax asset	$406	$171

The Company determined that no valuation allowance against deferred tax assets at December 31, 2006 and 2005 was necessary.

The effective income tax rate on income from continuing operations differs from the amount computed by applying the federal statutory income tax rate as follows:

	2006	2005	2004
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.6	3.4	2.1
Other	—	(.1)	(1.1)

Effective income tax rate	39.6%	38.3%	36.0%

The effective income tax rate including discontinued operations was 26.9% in 2006, 39.0% in 2005, and 35.9% in 2004. In 2006, the difference between the effective income tax rate on income from continuing operations and the effective income tax rate including discontinued operations was primarily due to the $205 million income tax benefit discussed above.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

13.	Employee Incentive, Deferred Compensation, and Retirement Plans

A summary of the Company’s stock-based compensation expense and related income tax benefit is as follows:

	2006	2005	2004
Stock option expense	$16	$2	$3
Restricted stock expense	23	15	23

Total stock-based compensation (1,2)	$39	$17	$26

Income tax benefit on stock-based compensation	$(15)	$(7)	$(10)

(1)	Effective January 1, 2006, stock-based compensation is computed net of expected forfeitures.

(2)	Total stock-based compensation including discontinued operations was $52 million, $23 million, and $62 million in 2006, 2005, and 2004, respectively.

The Company issues shares for stock options and restricted stock awards from treasury stock. At December 31, 2006, the Company was authorized to grant up to 36 million common shares under its existing stock incentive plans.

As of December 31, 2006, there was $135 million of total unrecognized compensation cost, net of forfeitures, related to outstanding stock option and restricted stock awards, which is expected to be recognized through 2011 with a remaining weighted-average period of 2.0 years.

Stock Option Plans

The Company’s stock incentive plans provide for granting options to employees, officers, and directors. Options are granted for the purchase of shares of common stock at an exercise price not less than market value on the date of grant, and expire within seven or ten years from the date of grant. Options generally vest annually over a three- to four-year period from the date of grant. Certain options are granted at an exercise price above the market value of common stock on the date of grant (i.e., premium-priced options).

The Company’s stock option activity (including options held by employees of discontinued operations) is summarized below:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	115	$15.33
Granted	6	$18.76
Exercised	(24)	$10.67
Forfeited	(2)	$10.29
Expired	(6)	$25.13

Outstanding at December 31, 2006	89	$16.22	3.97	$434

Vested and exercisable at December 31, 2006	79	$16.40	3.69	$387

The aggregate intrinsic value in the table above represents the difference between CSC’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented.

The weighted-average fair value of options granted during each of the years 2006, 2005, and 2004 was $5.43, $2.56, and $2.75 per share, respectively. Cash received from options exercised for each of the years 2006, 2005, and 2004 was $252 million, $115 million, and $51 million, respectively. The total tax benefits recognized from the exercise of employee stock options during each of the years 2006, 2005, and 2004 was $57 million, $30 million, and $23 million,

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

respectively. The total intrinsic value of options exercised during each of the years 2006, 2005, and 2004 was $149 million, $80 million and $63 million, respectively.

Management uses a binomial option pricing model for all options granted. The binomial model takes into account the contractual term of the stock option, expected volatility, dividend yield, and risk-free interest rate. Expected volatility is based on the implied volatility of publicly-traded options on CSC’s stock. Dividend yield is based on the average historical CSC dividend yield. The risk-free interest rate is based on the yield of a U.S. Treasury zero-coupon issue with a remaining term equal to the contractual term of the option. Management uses historical option exercise data, which includes employee termination data to estimate future option exercise probability. Management uses the Black-Scholes model to solve for the expected life of options valued with the binomial model. The assumptions used to value the Company’s options and their expected life were as follows:

	2006	2005	2004
Weighted-average expected dividend yield	.46%	.48%	.48%
Weighted-average expected volatility	29%	28%	35%
Weighted-average risk-free interest rate	4.7%	4.1%	3.9%
Expected life (in years)	2.5 – 5.8	1.0 – 4.0	1.1 – 4.4

Pro Forma Information for Periods Prior to the Adoption of SFAS No. 123R

Prior to the adoption of SFAS No. 123R, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations, for its stock-based employee compensation plans. Because the Company grants stock option awards at an exercise price not less than market value, there was no compensation expense recorded when the awards were granted. Had compensation expense for the Company’s stock option awards been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123, the Company would have recorded additional compensation expense and its net income and EPS would have been reduced to the pro forma amounts presented in the following table:

	2005	2004
Expense for stock-based compensation (after tax) (1):
As reported	$14	$39
Pro forma (2)	$58	$127

Net income:
As reported	$725	$286
Pro forma	$681	$198

Basic EPS:
As reported	$.56	$.21
Pro forma	$.53	$.15

Diluted EPS:
As reported	$.55	$.21
Pro forma	$.52	$.15

(1)	Includes discontinued operations.

(2)	Includes pro forma compensation expense related to stock options granted during the periods presented and prior periods.

Restricted Stock Plans

The Company’s stock incentive plans provide for granting restricted stock awards to employees and officers. Restricted stock awards are restricted from transfer or sale and generally vest annually over a four-year period, but some vest based upon the Company or one of its subsidiaries achieving certain financial or other measures. The fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant and is generally amortized to restricted stock expense on a straight-line basis over the requisite service period. The total fair value of the

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

restricted stock awards that vested during each of the years 2006, 2005, and 2004 was $55 million, $33 million, and $44 million, respectively.

The unrecognized compensation cost of $81 million related to outstanding restricted stock awards was recorded as unamortized stock-based compensation in stockholders’ equity at December 31, 2005. With the adoption of SFAS No. 123R, the unrecognized compensation cost related to outstanding restricted stock awards granted prior to January 1, 2006 was charged to additional paid-in capital.

The Company’s restricted stock awards activity (including awards held by employees of discontinued operations) is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2005	8	$11.76
Granted	5	$17.79
Vested	(3)	$11.16
Forfeited	(1)	$12.46

Outstanding at December 31, 2006	9	$15.06

Long-term Incentive Plans

Eligible officers may receive LTIP units under the Company’s long-term incentive program. These awards are restricted from transfer or sale and generally vest annually over a three- to four-year performance period. The cash payout of the LTIP units, which may range from $0 to $4 per unit, will be made following the end of the performance period based upon the Company achieving certain cumulative EPS levels.

LTIP unit information (including units held by employees of discontinued operations) is as follows:

	2006	2005	2004
LTIP units granted during the year	—	44	54
LTIP units outstanding at year end	117	124	91
LTIP unit compensation expense	$78	$37	$15
LTIP liability at year end	$140	$61	$24

Other Deferred Compensation Plans

The Company sponsors deferred compensation plans for eligible officers and non-employee directors. The Company’s deferred compensation plan for officers permits participants to defer the payment of certain cash compensation. The deferred compensation liability was $145 million and $129 million at December 31, 2006 and 2005, respectively. The Company’s deferred compensation plan for non-employee directors permits participants to defer receipt of all or a portion of their directors’ fees and to receive either a grant of stock options, or upon ceasing to serve as a director, the number of shares of CSC’s common stock that would have resulted from investing the deferred fee amount into CSC’s common stock.

Retirement Plan

Eligible employees of the Company who have met certain service requirements may participate in the Company’s qualified retirement plan, the SchwabPlan® Retirement Savings and Investment Plan. The Company may match certain employee contributions or make additional contributions to this plan at its discretion. Total company contribution expense was $47 million in 2006, $41 million in 2005, and $40 million in 2004.

THE CHARLES SCHWAB CORPORATION

14. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income (loss) are as follows:

	2006			2005			2004
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Foreign currency translation adjustment	$1	—	$1	$(1)	—	$(1)	$1	—	$1

Securities available for sale:
Net unrealized gain (loss) arising during the year	9	$(2)	7	(64)	$25	(39)	(15)	$6	(9)
Reclassification adjustment for realized loss included in net income	—	—	—	—	—	—	2	(1)	1

Net unrealized gain (loss) on securities available for sale	9	(2)	7	(64)	25	(39)	(13)	5	(8)

Hedging instruments:
Net unrealized gain arising during the year	4	(2)	2	20	(8)	12	26	(10)	16
Reclassification adjustment for realized gain included in net income	(13)	5	(8)	—	—	—	(1)	—	(1)

Net unrealized gain (loss) on cash flow hedging instruments	(9)	3	(6)	20	(8)	12	25	(10)	15

Other comprehensive income (loss)	$1	$1	$2	$(45)	$17	$(28)	$13	$(5)	$8

Accumulated other comprehensive loss balances were:

	Foreign currency translation adjustment	Net unrealized gain (loss) on securities available for sale	Net unrealized gain (loss) on cash flow hedging instruments	Total accumulated other comprehensive loss
Balance, December 31, 2003	—	$5	$(18)	$(13)
Net change	$1	(8)	15	8

Balance, December 31, 2004	1	(3)	(3)	(5)
Net change	(1)	(39)	12	(28)

Balance, December 31, 2005	—	(42)	9	(33)
Net change	1	7	(6)	2
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	(5)

Balance, December 31, 2006	$1	$(35)	$3	$(36)

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

15.	Earnings Per Share

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding for the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and unvested restricted stock awards. EPS under the basic and diluted computations are as follows:

	2006	2005	2004
Net income	$1,227	$725	$286

Weighted-average common shares outstanding — basic	1,270	1,295	1,343
Common stock equivalent shares related to stock incentive plans	16	13	22

Weighted-average common shares outstanding — diluted (1)	1,286	1,308	1,365

Basic EPS:
Income from continuing operations	$.70	$.49	$.26
Income (loss) from discontinued operations, net of tax	$.27	$.07	$(.05)
Net income	$.97	$.56	$.21

Diluted EPS:
Income from continuing operations	$.69	$.48	$.26
Income (loss) from discontinued operations, net of tax	$.26	$.07	$(.05)
Net income	$.95	$.55	$.21

(1)

Antidilutive stock options and restricted stock awards excluded from the calculation of diluted earnings per share were 35 million, 71 million, and 91 million shares for the years ended December 31, 2006, 2005, and 2004, respectively.

16.	Restructuring Charges and Reserves

In 2005 and 2004, the Company recorded pre-tax restructuring charges of $16 million and $186 million, respectively, primarily comprised of severance costs and facilities reduction charges related to its past restructuring initiatives. These past restructuring initiatives were completed in the first half of 2005.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

A summary of the activity in the restructuring reserve related to the Company’s past restructuring initiatives is as follows:

	Workforce Reduction	Facilities Reduction	Total
Balance at December 31, 2003	$21	$188	$209
Restructuring charges	118	68	186
Cash payments – net	(83)	(75)	(158)
Non-cash charges (1)	(11)	(4)	(15)
Other(2)	—	7	7

Balance at December 31, 2004	45	184	229
Restructuring charges	23	(7)	16
Cash payments – net	(60)	(67)	(127)
Non-cash charges(1)	(3)	(2)	(5)
Other(2)	—	19	19

Balance at December 31, 2005	5	127	132
Cash payments – net	(5)	(35)	(40)
Other(2)	—	5	5

Balance at December 31, 2006	$—	$97 (3)	$97

(1)	Primarily includes charges for officers’ stock-based compensation and write-downs of fixed assets.

(2)

Includes the reclassification of deferred rent amounts in 2005 and the accretion of facilities restructuring reserves in 2006, 2005, and 2004, which are initially recorded at net present value. Accretion expense is recorded in occupancy and equipment expense on the Company’s consolidated statements of income.

(3)	The Company expects to substantially utilize the remaining facilities reduction reserve through cash payments for the net lease expense over the respective lease terms through 2017.

In addition to these restructuring reserves, see note “3 – Discontinued Operations” for a discussion of the Company’s restructuring reserves related to discontinued operations. All restructuring reserve liabilities are included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

The actual costs of the remaining restructuring reserves related to these restructuring initiatives could differ from the estimated costs, depending primarily on the Company’s ability to sublease properties.

17.	Regulatory Requirements

CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the Act). In July 2006, USTC (currently reflected as a discontinued operation for financial statement purposes) became a financial holding company. The Act permits financial holding companies to engage in activities that are financial in nature, including banking, securities brokerage, underwriting, dealing in or making a market in securities, investment management services and insurance activities. The Federal Reserve Board may impose limitations, restrictions, or prohibitions on the activities or acquisitions of a financial holding company if the Federal Reserve Board believes that the company does not have the appropriate financial and managerial resources to commence or conduct an activity, make an acquisition, or retain ownership of a company. The Federal Reserve Board may also take actions as appropriate to enforce applicable federal law.

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

CSC’s primary depository institution subsidiaries are Schwab Bank and United States Trust Company, National Association (United States Trust NA). The operations and financial condition of CSC’s depository institution subsidiaries are subject to regulation and supervision and to various requirements and restrictions under federal and state law, including regulatory capital guidelines. Among other things, these requirements govern transactions with CSC and its non-depository institution subsidiaries, including loans and other extensions of credit, investments or asset purchases, dividends and investments. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the Federal Deposit Insurance Act, CSC’s insured depository institutions could be subject to restrictive actions if they were to fall within one of the lowest three of five capital categories.

Under the Act, the Federal Reserve Board has established consolidated capital requirements for bank holding companies. CSC and USTC are subject to those guidelines. The Act prohibits the Federal Reserve Board from imposing capital requirements on functionally regulated non-depository institution subsidiaries of a financial holding company, such as broker-dealers and investment advisors.

To maintain its status as a financial holding company, each of CSC’s depository institution subsidiaries must be kept “well capitalized” and “well managed.” In addition, each of CSC’s insured depository institution subsidiaries must be rated “satisfactory” or better in meeting the requirements of the Community Reinvestment Act of 1977 in order for CSC to engage in new financial activities or enter into certain acquisitions of companies engaged in financial activities. At December 31, 2006, CSC and its depository institution subsidiaries met all the above requirements.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

The regulatory capital and ratios including discontinued operations are as follows:

		Actual		Minimum Capital Requirement		Minimum to be Well Capitalized (3)
December 31, 2006		Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital:	Company	$4,137	15.5%	$1,066	4.0%	N/A
	Schwab Bank	$705	14.1%	$200	4.0%	$300	6.0%
	U.S. Trust	$875	13.6%	$258	4.0%	N/A
	United States Trust NA (1)	$735	11.7%	$252	4.0%	$377	6.0%

Total Capital:	Company	$4,168	15.6%	$2,132	8.0%	N/A
	Schwab Bank	$709	14.2%	$400	8.0%	$500	10.0%
	U.S. Trust	$901	14.0%	$516	8.0%	N/A
	United States Trust NA (1)	$761	12.1%	$503	8.0%	$629	10.0%

Leverage:	Company	$4,137	8.9%	$1,857	4.0%	N/A
	Schwab Bank	$705	6.7%	$420	4.0%	$525	5.0%
	U.S. Trust	$875	7.9%	$443	4.0%	N/A
	United States Trust NA (1)	$735	6.8%	$434	4.0%	$543	5.0%

		Actual		Minimum Capital Requirement		Minimum to be Well Capitalized (3)
December 31, 2005		Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital:	Company	$3,586	15.3%	$936	4.0%	N/A
	Schwab Bank	$553	21.4%	$104	4.0%	$155	6.0%
	U.S. Trust	$780	13.4%	$233	4.0%	N/A
	U.S. Trust NY (1)	$450	9.9%	$182	4.0%	$273	6.0%
	U.S. Trust NA (1)	$298	22.5%	$53	4.0%	$79	6.0%

Total Capital:	Company	$3,617	15.5%	$1,871	8.0%	N/A
	Schwab Bank	$556	21.5%	$207	8.0%	$259	10.0%
	U.S. Trust	$806	13.8%	$466	8.0%	N/A
	U.S. Trust NY (1)	$472	10.4%	$364	8.0%	$455	10.0%
	U.S. Trust NA (1)	$302	22.8%	$106	8.0%	$132	10.0%

Leverage:	Company	$3,586	8.0%	$1,794	4.0%	N/A
	Schwab Bank (2)	$553	8.6%	$257	4.0%	$321	5.0%
	U.S. Trust	$780	7.7%	$408	4.0%	N/A
	U.S. Trust NY (1)	$450	6.1%	$296	4.0%	$370	5.0%
	U.S. Trust NA (1)	$298	9.4%	$126	4.0%	$158	5.0%

N/A Not applicable.

(1)

In the first quarter of 2006, United States Trust Company of New York (U.S. Trust NY) and U.S. Trust Company National Association (U.S. Trust NA) merged into a single national bank named United States Trust Company, National Association (United States Trust NA).

(2)	Schwab Bank was subject to a minimum tier 1 leverage ratio of 8% for its first three years of operations (i.e., through April 2006).

(3)	Applicable only to depository institutions.

Based on their respective regulatory capital ratios at December 31, 2006 and 2005, Schwab Bank and United States Trust NA are considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events that management believes have changed Schwab Bank’s or United States Trust NA’s well-capitalized status.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

CSC’s depository institution subsidiaries are required, under federal regulations, to maintain reserve balances at the Federal Reserve Bank based on deposit levels. These amounts are included in cash and investments segregated and on deposit for federal or other regulatory purposes. The average balances were $63 million in 2006 and $97 million in 2005.

Schwab is subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule). Schwab computes net capital under the alternative method permitted by this Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. At December 31, 2006, 2% of aggregate debits was $227 million, which exceeded the minimum dollar requirement for Schwab of $250,000. At December 31, 2006, Schwab’s net capital was $1.1 billion (10% of aggregate debit balances), which was $850 million in excess of its minimum required net capital and $511 million in excess of 5% of aggregate debit balances. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

Schwab had portions of its cash and investments segregated for the exclusive benefit of clients at December 31, 2006, in accordance with applicable regulations.

18.	Commitments and Contingent Liabilities

Operating leases and other commitments: The Company has noncancelable operating leases for office space and equipment. Future minimum rental commitments under these leases, net of committed subleases, at December 31, 2006 are as follows:

	Operating Leases (1)	Subleases (1)	Net
2007	$165	$(44)	$121
2008	152	(40)	112
2009	138	(38)	100
2010	127	(32)	95
2011	101	(26)	75
Thereafter	394	(126)	268

Total	$1,077	$(306)	$771

(1)	Amounts include facilities under the Company’s restructuring initiatives.

Certain leases contain provisions for renewal options, purchase options, and rent escalations based on increases in certain costs incurred by the lessor. Rent expense was $166 million in 2006, $164 million in 2005, and $213 million in 2004.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Purchase Obligations: The Company has purchase obligations for services such as advertising and marketing, telecommunications, professional services, and hardware- and software-related agreements. At December 31, 2006, the Company has purchase obligations as follows:

2007	$279
2008	90
2009	32
2010	6
2011	6
Thereafter	—

Total	$413

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

Separately, the Company has guaranteed certain payments in the event of a termination of certain mutual fund sub-advisor agreements, related to the adoption of AXA Rosenberg LLC’s U.S. family of mutual funds, known as the Laudus FundsTM. Additionally, the Company has provided indemnifications related to facility leases and technology services to a counterparty in connection with the disposition of certain of its assets. At December 31, 2006, the Company’s maximum potential future liability under these agreements was approximately $140 million. Further, as discussed below under “Legal contingencies,” the Company provided an indemnification to UBS for expenses associated with certain litigation. At December 31, 2006, the Company has a recorded liability of approximately $30 million reflecting the estimated fair value of these guarantees and indemnifications. The fair value of these guarantees and indemnifications is not necessarily indicative of amounts that would be paid in the event a payment was required.

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company satisfies the margin requirements by arranging LOCs, in favor of the clearing houses, which are issued by multiple banks. At December 31, 2006, the aggregate face amount of these outstanding LOCs totaled $930 million. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At December 31, 2006, the aggregate face amount of these outstanding LOCs totaled $173 million. No funds were drawn under these LOCs at December 31, 2006.

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Legal contingencies: The Company is subject to claims and lawsuits in the ordinary course of business, including arbitrations, class actions, and other litigation, some of which include claims for substantial or unspecified damages. The Company is also the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies. In addition, the Company is responding to certain litigation claims brought against former subsidiaries pursuant to indemnities it has provided to purchasers of those entities.

The Company believes it has strong defenses in all significant matters currently pending and is vigorously contesting liability and the damages claimed. Nevertheless, some of these matters may result in adverse judgments or awards, including penalties, injunctions, or other relief, and the Company may also determine to settle a matter because of the uncertainty and risks of litigation. Predicting the outcome of a matter is inherently difficult, particularly where claimants seek substantial or unspecified damages, or when investigations or legal proceedings are at an early stage. In many cases, including most class action lawsuits, it is not possible to determine whether a loss will be incurred or to estimate the range of that loss until the matter is close to resolution. However, based on current information and consultation with counsel, management believes that the resolution of matters currently pending, including those described below, will not have a material adverse impact on the financial condition or cash flows of the Company, but could be material to the Company’s operating results for a particular future period, depending on results for that period.

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

19.	Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk, or Market Risk

Securities lending: Through Schwab, the Company loans client securities temporarily to other brokers in connection with its securities lending activities. The Company receives cash as collateral for the securities loaned. Increases in security prices may cause the market value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company mitigates this risk by requiring credit approvals for counterparties, by monitoring the market value of securities loaned, and by requiring additional cash as collateral when necessary. The market value of Schwab’s client securities pledged in securities lending transactions to other broker-dealers was $1.3 billion and $1.2 billion at December 31, 2006 and 2005, respectively. Additionally, Schwab borrows securities from other broker-dealers to fulfill short sales of its clients. The market value of these borrowed securities was $401 million and $474 million at December 31, 2006 and 2005, respectively.

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

Margin lending: Schwab provides margin loans to its clients which are collateralized by securities in their brokerage accounts. Schwab may be liable for the margin requirement of its client margin securities transactions. As clients write options or sell securities short, the Company may incur losses if the clients do not fulfill their obligations and the collateral in client accounts is not sufficient to fully cover losses which clients may incur from these strategies. To mitigate this risk, the Company monitors required margin levels and clients are required to deposit additional collateral,

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

or reduce positions, when necessary. Clients with margin loans have agreed to allow Schwab to pledge collateralized securities in their brokerage accounts in accordance with federal regulations. Schwab was allowed, under such regulations, to pledge securities with a market value of $14.8 billion and $14.9 billion at December 31, 2006 and 2005, respectively. The market value of Schwab’s client securities pledged to fulfill the short sales of its clients was $1.4 billion and $925 million at December 31, 2006 and 2005, respectively. The market value of Schwab’s client securities pledged to fulfill Schwab’s proprietary short sales was $33 million and $22 million at December 31, 2006 and 2005, respectively. Schwab has also pledged a portion of its securities owned in order to fulfill the short sales of clients and in connection with securities lending transactions to other broker-dealers. The market value of these pledged securities was $5 million at both December 31, 2006 and 2005. The Company may also pledge client securities to fulfill client margin requirements for open option contracts established with the OCC. The market value of these pledged securities to the OCC was $151 million and $595 million at December 31, 2006 and 2005, respectively.

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

Resale and repurchase agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty to the transaction does not purchase the securities held as collateral for the cash advanced and the market value of these securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a market value in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. At December 31, 2006 and 2005, the market value of collateral received in connection with resale agreements that is available to be repledged or sold was $4.8 billion and $8.2 billion, respectively. For Schwab to repledge or sell this collateral, it would be required to deposit into its segregated reserve bank accounts cash and/or securities of an equal amount in order to meet its segregated cash and investment requirement.

Concentration risk: The Company’s most significant concentration of risk is its exposure to securities issued or collateralized by the U.S. Government and its agencies (U.S. Government securities). The Company’s direct market risk exposure, primarily from investments in securities available for sale, amounted to $2.2 billion and $1.6 billion at December 31, 2006 and 2005, respectively. The Company maintains indirect exposure to U.S. Government securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government securities only in the event of the counterparty’s default on the resale agreements. U.S. Government securities held as collateral for resale agreements at December 31, 2006 and 2005 totaled $4.8 billion and $8.2 billion, respectively.

Commitments to extend credit: In the normal course of business, Schwab Bank enters into various transactions involving off-balance sheet financial instruments to meet the needs of their clients and to reduce their own exposure to interest rate risk. The credit risk associated with these instruments varies depending on the creditworthiness of the client and the value of any collateral held. Collateral requirements vary by type of instrument. The contractual amounts of these instruments represent the amounts at risk should the contract be fully drawn upon, the client default, and the value of any existing collateral become worthless.

Credit-related financial instruments represent firm commitments to extend credit (firm commitments). Firm commitments are legally binding agreements to lend to a client that generally have fixed expiration dates or other termination clauses, may require payment of a fee and are not secured by collateral until funds are advanced. Collateral held includes marketable securities, real estate mortgages or other assets. The majority of Schwab Bank’s firm commitments are related to mortgage lending to banking clients. Firm commitments totaled $2.7 billion and $2.2 billion at December 31, 2006 and 2005, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Interest rate Swaps: CSC uses Swaps to effectively convert the interest rate characteristics of a portion of its Medium-Term Notes from fixed to variable. These Swaps are structured for CSC to receive a fixed rate of interest and pay a variable rate of interest based on the three-month LIBOR rate. The variable interest rates reset every three months. Information on these Swaps is summarized in the following table:

December 31,	2006	2005
Notional principal amount	$253	$293
Weighted-average variable interest rate	7.91%	6.86%
Weighted-average fixed interest rate	7.78%	7.57%
Weighted-average maturity (in years)	2.7	3.3

These Swaps have been designated as fair value hedges under SFAS No. 133, and are recorded on the Company’s consolidated balance sheet. Changes in fair value of the Swaps are offset by changes in fair value of the hedged Medium-Term Notes. Therefore, there is no effect on net income. At December 31, 2006 and 2005, CSC recorded a derivative asset of approximately $500,000 and $2 million, respectively, for these Swaps. Concurrently, the carrying value of the Medium-Term Notes was increased by approximately $500,000 and $2 million at December 31, 2006 and 2005, respectively.

Forward sale and interest rate lock commitments: Schwab Bank’s loans held for sale portfolio consists of fixed- and adjustable-rate mortgages, which are subject to a loss in value when market interest rates rise. Schwab Bank uses forward sale commitments to manage this risk. These forward sale commitments have been designated as cash flow hedging instruments of the loans held for sale. Accordingly, the fair values of these forward sale commitments are recorded on the Company’s consolidated balance sheet, with gains or losses recorded in other comprehensive income (loss). Amounts included in other comprehensive income (loss) are reclassified into earnings when the related loan is sold. At both December 31, 2006 and 2005, the derivative asset and liability recorded by Schwab Bank for these forward sale commitments was immaterial.

Additionally, Schwab Bank uses forward sale commitments to hedge interest rate lock commitments issued on mortgage loans that will be held for sale. Schwab Bank considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely based on changes in market interest rates. Any changes in fair value of the interest rate lock commitments are completely offset by changes in fair value of the related forward sale commitments. Schwab Bank had interest rate lock commitments on mortgage loans to be held for sale with principal balances totaling approximately $122 million and $112 million at December 31, 2006 and 2005, respectively. At both December 31, 2006 and 2005, the derivative asset and liability recorded by Schwab Bank for these interest rate lock commitments and the related forward sale commitments was immaterial.

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

Substantially all of the Company’s financial instruments are recorded at estimated fair value or amounts that approximate fair value. The carrying amounts (as recorded on the Company’s consolidated balance sheet) and estimated fair values of the Company’s financial instruments are as follows:

	2006		2005
December 31,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$4,507	$4,507	$1,905	$1,905
Cash and investments segregated	10,862	10,862	15,192	15,192
Securities owned	6,386	6,386	4,195	4,195
Receivables from brokers, dealers and clearing organizations	650	650	820	820
Receivables from brokerage clients – net	10,927	10,927	10,780	10,780
Loans to banking clients – net	2,334	2,312	1,946	1,930
Loans held for sale	30	30	17	17
Swaps	—	—	2	2

Total	$35,696	$35,674	$34,857	$34,841

Financial Liabilities:
Deposits from banking clients	$11,020	$11,020	$6,969	$6,969
Drafts payable	324	324	225	225
Payables to brokers, dealers and clearing organizations	1,498	1,498	1,294	1,294
Payables to brokerage clients	20,621	20,621	24,700	24,700
Accrued expenses and other liabilities	1,069	1,069	1,018	1,018
Long-term debt	388	403	462	482

Total	$34,920	$34,935	$34,668	$34,688

Cash and cash equivalents, cash and investments segregated, receivables, deposits from banking clients, payables, accrued expenses and other liabilities are short-term in nature and accordingly are recorded at fair value or amounts that approximate fair value.

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

Off-balance sheet financial instruments: In the normal course of business, the Company is a party to certain off-balance sheet financial instruments, primarily consisting of firm commitments, which represent obligations of the Company. As of December 31, 2006, 10% of these commitments mature within one year. The fair value of firm commitments is estimated based on fees charged to enter into similar agreements, considering the creditworthiness of the

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

counterparties. The Company has reviewed the unfunded portion of its firm commitments and determined that the fair values of these instruments were immaterial at December 31, 2006 and 2005.

21.	Segment Information

Operating segments are defined as components of a company in which separate financial information is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company structures its operating segments according to its various types of clients and the services provided to those clients. The Company’s two reportable segments are Schwab Investor Services and Schwab Institutional. As a result of the Company’s pending sale of U.S. Trust in 2006 and exit from the capital markets business in 2004, the previously-reported U.S. Trust and Capital Markets segments have been eliminated.

The Schwab Investor Services segment includes the Company’s retail brokerage and banking operations, as well as the division that serves company 401(k) plan sponsors and third-party administrators and supports company stock option plans. The Schwab Institutional segment provides custodial, trading, and support services to independent investment advisors.

The accounting policies of the segments are the same as those described in note “2 – Significant Accounting Policies.” Financial information for the Company’s reportable segments is presented in the following table. For the computation of its segment information, the Company utilizes an activity-based costing model to allocate traditional income statement line item expenses (e.g., compensation and benefits, depreciation, and professional services) to the business activities driving segment expenses (e.g., client service, opening new accounts, or business development) and a funds transfer pricing methodology to allocate certain revenues.

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

	2006	2005	2004
Net revenues:
Schwab Investor Services	$3,239	$2,742	$2,615
Schwab Institutional	966	803	725
Unallocated and other (1, 2)	104	74	76

Total net revenues	$4,309	$3,619	$3,416

Net interest revenue:
Schwab Investor Services	$1,238	$903	$630
Schwab Institutional	204	134	92
Unallocated and other	(8)	(15)	(17)

Total net interest revenue	$1,434	$1,022	$705

Income from continuing operations before taxes on income:
Schwab Investor Services	$1,036	$758	$476
Schwab Institutional	404	317	279
Unallocated and other (2, 3)	36	(48)	(208)

Income from continuing operations before taxes on income	1,476	1,027	547
Taxes on income	(585)	(393)	(197)
Income (loss) from discontinued operations, net of tax	336	91	(64)

Net Income	$1,227	$725	$286

Capital expenditures:
Schwab Investor Services	$94	$75	$150
Schwab Institutional	25	18	24
Unallocated and other	3	5	6

Total capital expenditures	$122	$98	$180

Depreciation and amortization:
Schwab Investor Services	$126	$145	$156
Schwab Institutional	26	29	27
Unallocated and other	5	5	14

Total depreciation and amortization	$157	$179	$197

(1)	Includes mutual fund clearing services revenues, and gains (losses) on investments.

(2)	Includes $25 million related to the confidential resolution of a legal matter in 2006.

(3)	Includes pre-tax restructuring charges of $16 million and $186 million in 2005 and 2004, respectively, and a pre-tax gain on an investment of $14 million in 2004.

Fees received from Schwab’s proprietary mutual funds represented approximately 22% of the Company’s consolidated net revenues in 2006, 22% in 2005, and 23% in 2004. Except for Schwab’s proprietary mutual funds, which are considered a single client for purposes of this computation, no single client accounted for more than 10% of the Company’s consolidated net revenues in 2006, 2005, or 2004. Substantially all of the Company’s revenues and assets are generated or located in the U.S. The percentage of Schwab’s total client accounts located in California was approximately 25%, 25%, and 26% at December 31, 2006, 2005, and 2004, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Net revenues categorized by similar products and services are shown in the following table:

	2006	2005	2004
Mutual fund service fees	$1,516	$1,310	$1,228
Investment management and trust fees	296	221	149
Other asset management and administration fees	133	143	172
Interest revenue:
Margin loans to clients	837	654	454
Investments, client-related	609	522	293
Securities available for sale	319	128	62
Loans to banking clients	128	78	25
Other	220	141	43
Interest expense	(679)	(501)	(172)
Commissions	703	693	934
Principal transactions	82	85	89
Other	145	145	139

Total	$4,309	$3,619	$3,416

22. Supplemental Cash Flow Information

	2006	2005	2004
Income taxes paid (1)	$618	$390	$153

Interest paid:
Brokerage client cash balances	$425	$376	$112
Deposits from banking clients	194	65	18
Long-term debt	23	23	25
Other	24	17	9

Total interest paid	$666	$481	$164

Non-cash investing and financing activities:
Common stock and options issued for purchases of businesses	—	—	$3
Treasury stock (2)	—	$9	$18

(1)	Includes discontinued operations.

(2)	Amount purchased during the period, but settled after period end.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

23.	The Charles Schwab Corporation – Parent Company Only Financial Statements (Unconsolidated)

Condensed Statements of Income

	2006	2005	2004
Interest revenue	$44	$37	$26
Interest expense	(31)	(27)	(18)

Net interest revenue	13	10	8
Other revenues (losses)	21	3	(8)
Restructuring credit	—	—	2
Other expenses	(16)	(12)	(16)

Income (loss) before income tax (expense) benefit and equity in earnings of subsidiaries	18	1	(14)
Income tax (expense) benefit	(8)	5	5

Income (loss) from continuing operations before equity in earnings of subsidiaries	10	6	(9)
Equity in earnings of subsidiaries:
Equity in undistributed earnings/(distributions in excess of earnings) of subsidiaries	48	(190)	26
Dividends paid by non-banking subsidiaries	833	818	333

Income from continuing operations	891	634	350
Equity in undistributed earnings/(distributions in excess of earnings) of subsidiaries – discontinued operations	107	96	(18)
Dividends paid by discontinued operation	25	—	10
Tax benefit (expense) on discontinued operations	206	(9)	107
Income (loss) on discontinued operations	(2)	4	(163)

Net Income	$1,227	$725	$286

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Condensed Balance Sheets

December 31,	2006	2005
Assets
Cash and cash equivalents	$696	$553
Securities owned – at market value	86	75
Receivables from subsidiaries	9	7
Loans to non-banking subsidiaries	220	220
Loans to banking subsidiaries	—	30
Investments in non-banking subsidiaries, at equity	2,163	2,299
Investments in banking subsidiaries, at equity	689	538
Investments in subsidiaries – discontinued operations, at equity	1,330	1,233
Deferred tax assets	256	63
Other assets	71	53

Total	$5,520	$5,071

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$235	$228
Payables to subsidiaries	15	61
Long-term debt	262	332

Total liabilities	512	621

Stockholders’ equity	5,008	4,450

Total	$5,520	$5,071

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Condensed Statements of Cash Flows

	2006	2005	2004
Cash Flows from Operating Activities
Net income	$1,227	$725	$286
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	1	5	65
Distributions in excess of earnings/ (equity in undistributed earnings) of subsidiaries	(51)	190	(25)
Distributions in excess of earnings/ (equity in undistributed earnings) of subsidiaries- discontinued operations	(107)	(96)	8
Excess tax benefits from stock-based compensation	(64)	—	—
Deferred income taxes	(192)	(4)	(36)
Other	(17)	7	(7)
Net change in:
Other assets	(10)	7	42
Accrued expenses and other liabilities	80	(51)	26

Net cash provided by operating activities	867	783	359

Cash Flows from Investing Activities
Advances to subsidiaries	(60)	(120)	(230)
Repayments from subsidiaries	90	120	295
Change in net receivables from subsidiaries	24	(139)	7
Decrease (Increase) in investments in subsidiaries	22	(33)	(20)
Cash payments for business combinations and investments, net of cash received	(8)	3	(1)
Proceeds from sale of subsidiary	—	—	271
Net cash used for discontinued operations	—	—	(233)

Net cash provided by (used for) investing activities	68	(169)	89

Cash Flows from Financing Activities
Repayment of loans from subsidiaries	—	—	(24)
Repayment of long-term debt	(68)	(56)	(80)
Excess tax benefits from stock-based compensation	64	—	—
Dividends paid	(173)	(116)	(101)
Purchase of treasury stock	(868)	(697)	(365)
Proceeds from stock options exercised and other	253	115	51

Net cash used for financing activities	(792)	(754)	(519)

Increase (Decrease) in Cash and Cash Equivalents	143	(140)	(71)
Cash and Cash Equivalents at Beginning of Year	553	693	764

Cash and Cash Equivalents at End of Year	$696	$553	$693

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

24.	Quarterly Financial Information (Unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year Ended December 31, 2006:
Net revenues (1)	$1,096	$1,066	$1,093	$1,054
Expenses, Excluding Interest (1)	$724	$684	$724	$701
Net Income	$467	$266	$251	$243
Weighted Average Common Shares – Diluted	1,274	1,277	1,294	1,296
Basic Earnings Per Share (2)	$.37	$.21	$.20	$.19
Diluted Earnings Per Share (2)	$.37	$.21	$.19	$.19
Dividends Declared Per Common Share	$.050	$.030	$.030	$.025
Range of Common Stock Price Per Share:
High	$19.36	$17.91	$18.45	$18.13
Low	$16.64	$14.26	$14.55	$14.43
Range of Price/Earnings Ratio (3):
High	20	25	27	29
Low	17	20	21	23

Year Ended December 31, 2005:
Net revenues (1)	$964	$926	$881	$848
Expenses, Excluding Interest (1)	$682	$647	$614	$649
Net Income	$187	$207	$186	$145
Weighted Average Common Shares – Diluted	1,298	1,308	1,314	1,326
Basic Earnings Per Share (2)	$.15	$.16	$.14	$.11
Diluted Earnings Per Share (2)	$.14	$.16	$.14	$.11
Dividends Declared Per Common Share	$.025	$.022	$.022	$.020
Range of Common Stock Price Per Share:
High	$16.00	$14.50	$11.83	$11.66
Low	$13.04	$11.33	$9.87	$10.01
Range of Price/Earnings Ratio (3):
High	29	32	46	58
Low	24	25	38	50

(1)	Amounts have been adjusted to summarize the impact of the pending sale of U.S. Trust in income from discontinued operations.

(2)	Both basic and diluted earnings per share include income from discontinued operations.

(3)	Price/earnings ratio is computed by dividing the high and low market prices by diluted earnings per share for the 12-month period ended on the last day of the quarter presented.

THE CHARLES SCHWAB CORPORATION

Management’s Report on Internal Control Over Financial Reporting

Management of The Charles Schwab Corporation, together with its subsidiaries (the Company), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of and effected by the Company’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2006, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2006.

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

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the following page.

/s/ Charles R. Schwab
Charles R. Schwab
Chairman and Chief Executive Officer
February 22, 2007

/s/ Christopher V. Dodds
Christopher V. Dodds
Executive Vice President and Chief Financial Officer
February 22, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Charles Schwab Corporation:

We have audited the accompanying consolidated balance sheets of The Charles Schwab Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule of the Company on page F-2. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R – Share-Based Payment effective January 1, 2006.

/s/ Deloitte & Touche LLP

San Francisco, California

February 22, 2007

THE CHARLES SCHWAB CORPORATION

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in “Item 8 – Financial Statements and Supplementary Data.”

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information relating to directors of CSC required to be furnished pursuant to this item is incorporated by reference from portions of the Company’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2007 (the Proxy Statement) under “The Board of Directors – Members of the Board of Directors,” “The Board of Directors – Board and Committee Meetings,” “The Board of Directors – Director Nominations,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company’s Code of Conduct and Business Ethics, applicable to directors and all employees, including senior financial officers, is available on the Company’s website at www.aboutschwab.com/corpgov. If the Company makes any amendments to or grants any waivers from its Code of Conduct and Business Ethics which are required to be disclosed pursuant to the Securities Exchange Act of 1934, the Company will make such disclosures on this website.

Executive Officers of the Registrant

The following table provides certain information about the executive officers who are currently members of CSC’s Management Committee.

THE CHARLES SCHWAB CORPORATION

Executive Officers of the Registrant and Members of CSC’s Management Committee
Name	Age	Title

Charles R. Schwab	69	Chairman, Chief Executive Officer, and Director

Walter W. Bettinger II	46	President and Chief Operating Officer

John S. Clendening	44	Executive Vice President – Client Experience, Schwab Investor Services

Christopher V. Dodds	47	Executive Vice President and Chief Financial Officer

Carrie E. Dwyer	56	Executive Vice President, General Counsel and Corporate Secretary

Charles G. Goldman	45	Executive Vice President and Chief Operating Officer, Schwab Institutional

Jan Hier-King	52	Executive Vice President – Human Resources

James D. McCool	48	Executive Vice President – Schwab Corporate and Retirement Services

Deborah D. McWhinney	51	Executive Vice President and President – Schwab Institutional

Randall W. Merk	52	Executive Vice President and President – Schwab Financial Products

Rebecca Saeger	51	Executive Vice President and Chief Marketing Officer

Gideon Sasson	51	Executive Vice President and Chief Information Officer

Peter K. Scaturro	46	Executive Vice President of CSC and Chief Executive Officer –USTC

Mr. Schwab has been Chairman and a director of CSC since its incorporation in 1986. In 2004, CSC’s Board of Directors appointed Mr. Schwab as Chief Executive Officer of CSC. Mr. Schwab was Co-Chief Executive Officer of CSC from 1998 to 2003, and Chief Executive Officer of CSC from 1986 to 1997. Mr. Schwab was a founder of Schwab in 1971, its Chairman since 1978, and its Chief Executive Officer since 2004. Mr. Schwab is a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust, and Schwab Annuity Portfolios, all registered investment companies.

Mr. Bettinger was appointed President and Chief Operating Officer of CSC by the Board of Directors on February 20, 2007. He served as Executive Vice President and President – Schwab Investor Services (formerly the Individual Investor Enterprise) of CSC and Schwab from 2005 to February 2007. He served as Executive Vice President and Chief Operating Officer – Individual Investor Enterprise of CSC and Schwab from 2004 until 2005, Executive Vice President and

THE CHARLES SCHWAB CORPORATION

President – Corporate Services of Schwab from 2002 until 2004, and Executive Vice President and President – Retirement Plan Services of Schwab from 2000 to 2002. Mr. Bettinger joined Schwab in 1995.

Mr. Clendening has been Executive Vice President – Client Experience, Schwab Investor Services of CSC since February 2007 and of Schwab since November 2006. Mr. Clendening joined Schwab in 2004 as Senior Vice President – Individual Investor Enterprise Marketing. Before joining Schwab in 2004, Mr. Clendening was President of the business services division of Savista Corporation, a provider of business process outsourcing and technology services to the food services industry.

Mr. Dodds has been Chief Financial Officer of CSC and Schwab since 1999 and Executive Vice President of CSC and Schwab since 1998. Mr. Dodds was Corporate Controller of Schwab from 1997 to 1999 and Corporate Treasurer of Schwab from 1993 to 1997. Mr. Dodds joined Schwab in 1986. On January 24, 2007, Mr. Dodds announced his decision to retire on May 18, 2007. Mr. Dodds is also currently a director and member of the audit committee of Cost Plus, Inc., a specialty retailer of casual home furnishings and entertaining products headquartered in Oakland, California.

Ms. Dwyer has been Executive Vice President, General Counsel and Corporate Secretary of CSC and Executive Vice President – Corporate Oversight of Schwab since 1996. Ms. Dwyer joined Schwab in 1996.

Mr. Goldman has been Executive Vice President and Chief Operating Officer – Schwab Institutional of CSC since February 2007 and of Schwab since 2005. He served as Executive Vice President – Strategy and Corporate Development of Schwab from 2004 until 2005 and as Senior Vice President of Corporate Development of Schwab from 2002 until 2004. Mr. Goldman joined Schwab in 2001 as Senior Vice President of Venture Capital Investing.

Ms. Hier-King has been Executive Vice President – Human Resources of CSC and Schwab since 2004. She served as Senior Vice President of Human Resources of Schwab from 2002 until 2004. Ms. Hier-King joined Schwab in 1994 as Senior Vice President – Technology and served in that role until 2002.

Mr. McCool has been Executive Vice President – Schwab Corporate and Retirement Services of CSC since February 2007 and of Schwab since August 2006. Mr. McCool served as Senior Vice President – Corporate Services of Schwab from 2004 until 2006. Mr. McCool also has served as President and Chief Executive Officer of The Charles Schwab Trust Company since 2005. Mr. McCool served as Senior Vice President – Plan Administrative Services of the Trust Company from 2004 until 2005, Chief Operating Officer of the Trust Company from 2003 until 2004, and Vice President – Development and Business Technology of the Trust Company from 2002 until 2003. Mr. McCool joined Schwab in 1995.

Ms. McWhinney has been Executive Vice President and President – Schwab Institutional of CSC and Schwab since 2001. Ms. McWhinney joined Schwab in 2001.

Mr. Merk has been Executive Vice President and President – Schwab Financial Products of CSC and Schwab since January 2006. He served as Executive Vice President and President – Asset Management Products and Services of CSC from 2004 until 2005, and as Executive Vice President and President – Asset Management Products and Services of Schwab from 2004 until January 2006. Mr. Merk Joined Schwab in 2002 as Executive Vice President and President – Investment Management of Schwab and served in that role until 2004.

Ms. Saeger has been Executive Vice President and Chief Marketing Officer of Schwab since March 2006. She has served as Executive Vice President – Brand Management and Marketing Communications of CSC since December 2004, and as Executive Vice President – Brand Management and Marketing Communications of Schwab since joining the Company in March 2004. Prior to joining Schwab, Ms. Saeger was Executive Vice President of Brand Marketing for Visa USA from 1997 to 2004.

Mr. Sasson has been Executive Vice President and Chief Information Officer of CSC and Schwab since 2004. He served as Executive Vice President and President – Active Trader of Schwab from 2001 until 2004, and Executive Vice President and President – Electronic Brokerage of Schwab from 1997 to 2001. Mr. Sasson joined Schwab in 1995.

THE CHARLES SCHWAB CORPORATION

Mr. Scaturro has been Executive Vice President of CSC and Chief Executive Officer of USTC since 2005. Prior to joining USTC, Mr. Scaturro was the Chief Executive Officer of The Citigroup Private Bank from 1999 to 2004, and a member of Citigroup’s Management Committee from 2002 to 2004.

Item 11.	Executive Compensation

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under “Compensation Information – Compensation Discussion and Analysis,” “Compensation Information – Summary Compensation Table,” “Compensation Information – Grants of Plan-Based Awards,” “Compensation Information – Narrative to Summary Compensation Table and Grants of Plan-Based Awards,” “Compensation Information – Termination and Change in Control Benefits,” “Compensation Information – Outstanding Equity Awards at Fiscal Year-End,” “Compensation Information – Option Exercises and Stock Vested,” “Compensation Information – Pension Benefits,” “Compensation Information – Nonqualified Deferred Compensation,” “Compensation Information – Directors Compensation,” and “The Board of Directors – Compensation Committee Interlocks and Insider Participation.” In addition, the information from a portion of the Proxy Statement under “Compensation Information – Compensation Committee Report,” is incorporated by reference from the Proxy Statement and furnished on this Form 10-K, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management,” and “Compensation Information – Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under “Transactions with Related Persons” and “The Board of Directors – Director Independence.”

Item 14.	Principal Accountant Fees and Services

The information required to be furnished pursuant to this item is incorporated by reference from a portion of the Proxy Statement under “Audit Information – Auditor Selection and Fees.”

THE CHARLES SCHWAB CORPORATION

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a)	Documents filed as part of this Report

1. Financial Statements

The financial statements and independent auditors’ report are included in “Item 8 – Financial Statements and Supplementary Data” and are listed below:

Consolidated Statements of Income

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders’ Equity

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedule

The financial statement schedule required to be furnished pursuant to this item is listed in the accompanying index appearing on page F-1.

(b)	Exhibits

The exhibits listed below are filed as part of this annual report on Form 10-K.

Exhibit Number	Exhibit

1.3	The Charles Schwab Corporation Medium-Term Notes Distribution Agreement filed as Exhibit 1.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

3.11	Fifth Restated Certificate of Incorporation, effective May 7, 2001, of the Registrant (supersedes Exhibit 3.10), filed as Exhibit 3.11 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.

3.12	Third Restated Bylaws, as amended on May 9, 2003, of the Registrant (supersedes Exhibit 3.9), filed as Exhibit 3.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

4.2	Neither the Registrant nor its subsidiaries are parties to any instrument with respect to long-term debt for which securities authorized thereunder exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be provided to the SEC upon request.

10.4	Form of Release Agreement dated as of March 31, 1987 among BAC, Registrant, Schwab Holdings, Inc., Charles Schwab & Co., Inc. and former shareholders of Schwab Holdings, Inc.	(1)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.57	Registration Rights and Stock Restriction Agreement, dated as of March 31, 1987, between the Registrant and the holders of the Common Stock, filed as Exhibit 4.23 to Registrant’s Registration Statement No. 33-16192 on Form S-1 and incorporated herein by reference.

10.72	Restatement of Assignment and License, as amended January 25, 1988, among Charles Schwab & Co., Inc., Charles R. Schwab and the Registrant, filed as Exhibit 10.72 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.87	Trust Agreement under the Charles Schwab Profit Sharing and Employee Stock Ownership Plan, effective November 1, 1990, dated October 25, 1990, filed as Exhibit 10.87 to the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.	(4)

10.101	First Amendment to the Trust Agreement under the Charles Schwab Profit Sharing and Employee Stock Ownership Plan, effective January 1, 1992, dated December 20, 1991.	(4)

10.116	Second Amendment to the Trust Agreement for the Charles Schwab Profit Sharing and Employee Stock Ownership Plan effective July 1, 1992, dated June 30, 1992, filed as Exhibit 10.116 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.	(4)

10.169	Third Amendment to the Trust Agreement for the Charles Schwab Profit Sharing and Employee Stock Ownership Plan effective January 1, 1996, dated May 8, 1996 filed as Exhibit 10.169 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.	(4)

10.202	Fourth Amendment to the Trust Agreement for the Charles Schwab Profit Sharing and Employee Stock Ownership Plan effective January 1, 1998, filed as Exhibit 10.202 to the Registrant’s Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.	(4)

10.226	The Charles Schwab Corporation Employee Stock Incentive Plan, restated and amended as of September 20, 2001 (supersedes Exhibit 10.190).	(4)

10.242	The Charles Schwab Corporation 1987 Stock Option Plan, amended and restated as of September 25, 2002, with form of Non-Qualified Stock Option Agreement attached (supersedes Exhibit 10.222), filed as Exhibit 10.242 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.	(4)

10.243	The Charles Schwab Corporation 1987 Executive Officer Stock Option Plan, amended and restated as of September 25, 2002, with form of Non-Qualified Stock Option Agreement attached (supersedes Exhibit 10.223), filed as Exhibit 10.243 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.	(4)

10.244	The Charles Schwab Corporation 1992 Stock Incentive Plan, amended and restated as of September 25, 2002 (supersedes Exhibit 10.224), filed as Exhibit 10.244 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.	(4)

10.251	The Charles Schwab Corporation 2001 Stock Incentive Plan, restated to include amendments through May 2003 (supersedes Exhibit 10.248), filed as Exhibit 10.251 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.	(4)

10.252	The Charles Schwab Corporation Long-Term Incentive Plan, filed as Exhibit 10.252 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.	(4)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.253	Employment Agreement dated as of March 31, 2003 between the Registrant and Charles R. Schwab (supersedes Exhibit 10.149), filed as Exhibit 10.253 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.	(4)

10.261	Purchase Agreement by and among The Charles Schwab Corporation, CS Capital Markets and Co., Schwab Associates and Co., UBS Securities LLC, and UBS Americas Inc., dated as of August 31, 2004, filed as Exhibit 10.261 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.	(3)

10.262	Equities Order Handling Agreement dated October 29, 2004 by and among UBS Securities LLC, Schwab Capital Markets L.P., Charles Schwab & Co., Inc., and The Charles Schwab Corporation, filed as Exhibit 10.262 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.	(3)

10.264	The Charles Schwab Corporation Deferred Compensation Plan II, effective December 9, 2004, filed as Exhibit 10.264 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(4)

10.265	The Charles Schwab Corporation Directors’ Deferred Compensation Plan II, effective December 9, 2004, filed as Exhibit 10.265 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(4)

10.266	Form of Notice and Restricted Stock Agreement for Non-Employee Directors Under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.266 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(4)

10.267	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors Under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.267 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(4)

10.268	Form of Notice and Stock Option Agreement for Non-Employee Directors Under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.268 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(4)

10.269	Form of Notice and Non-Qualified Stock Option Agreement Under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.269 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(4)

10.270	Form of Notice and Restricted Stock Agreement Under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.270 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(4)

10.271	The Charles Schwab Corporation Directors’ Deferred Compensation Plan, as amended through December 8, 2004 (supersedes Exhibit 10.215), filed as Exhibit 10.271 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(4)

10.272	The Charles Schwab Corporation Deferred Compensation Plan, as amended through December 8, 2004 (supersedes Exhibit 10.257), filed as Exhibit 10.272 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(4)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.274	Summary of Director Compensation, filed as Exhibit 10.274 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.	(4)

10.275	Peter K. Scaturro Offer Letter, filed as Exhibit 10.275 to the Registrant’s Form 8-K dated May 19, 2005 and incorporated herein by reference.	(4)

10.276	Credit Agreement (364-Day Commitment) dated as of June 17, 2005 between the Registrant and the financial institutions listed therein (supersedes Exhibit 10.258), filed as Exhibit 10.276 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

10.277	The Charles Schwab Corporation Corporate Executive Bonus Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 19, 2005 (supersedes Exhibit 10.240), filed as Exhibit 10.277 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference.	(4)

10.278	The Charles Schwab Corporation 2004 Stock Incentive Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 19, 2005 (supersedes Exhibit 10.259), filed as Exhibit 10.278 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference.	(4)

10.279	Separation Agreement by and between Alan J. Weber and The Charles Schwab Corporation and U.S. Trust Corporation, dated May 23, 2005, filed as Exhibit 10.279 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.	(4)

10.280	Form of Notice and Restricted Stock Agreement for Peter K. Scaturro under The Charles Schwab Corporation 2004 Stock Incentive Plan dated May 19, 2005, filed as Exhibit 10.280 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.	(3,4)

10.281	Form of Notice and Stock Option Grant for Peter K. Scaturro under The Charles Schwab Corporation 2004 Stock Incentive Plan, dated May 19, 2005, filed as Exhibit 10.281 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.	(4)

10.282	Form of Notice and Premium-Priced Stock Option Agreement under The Charles Schwab Corporation 2004 Stock Incentive plan, filed as Exhibit 10.282 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.	(4)

10.283	Separation Agreement by and between William L. Atwell and The Charles Schwab Corporation and Charles Schwab & Co., Inc., dated November 29, 2005, filed as Exhibit 10.283 to the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.	(4)

10.284	The Charles Schwab Severance Pay Plan, as Amended and Restated Effective January 1, 2006, including Amendment Numbers 1 and 2 (supersedes Exhibit 10.260), filed as Exhibit 10.284 to the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.	(4)

10.285	Amendment to The Charles Schwab Corporation Long Term Incentive Plan, filed as Exhibit 10.285 to the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.	(4)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.286	Credit Agreement (364-Day Commitment) dated as of June 16, 2006 between the Registrant and the financial institutions listed therein (supersedes Exhibit 10.276), filed as Exhibit 10.286 to the Registrant’s Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

10.287	Retention Agreement by and between Peter K. Scaturro and the Registrant, dated as of November 17, 2006.	(4)

10.288	Stock Purchase Agreement by and between the Registrant and Bank of America Corporation, dated as of November 19, 2006.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

(1)	Incorporated by reference to the identically-numbered exhibit to Registrant’s Registration Statement No. 33-16192 on Form
S-1, as amended and declared effective on September 22, 1987.
(2)	Furnished as an exhibit to this annual report on Form 10-K.
(3)	Confidential treatment has been granted for portions of this exhibit.
(4)	Management contract or compensatory plan.

THE CHARLES SCHWAB CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2007.

THE CHARLES SCHWAB CORPORATION
(Registrant)

BY:	/s/ Charles R. Schwab
Charles R. Schwab
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 22, 2007.

Signature / Title	Signature / Title

/s/ Charles R. Schwab	/s/ Christopher V. Dodds
Charles R. Schwab,	Christopher V. Dodds,
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ William F. Aldinger III	/s/ Nancy H. Bechtle
William F. Aldinger III, Director	Nancy H. Bechtle, Director

/s/ C. Preston Butcher	/s/ Donald G. Fisher
C. Preston Butcher, Director	Donald G. Fisher, Director

/s/ Frank C. Herringer	/s/ Marjorie Magner
Frank C. Herringer, Director	Marjorie Magner, Director

/s/ Stephen T. McLin	/s/ Paula A. Sneed
Stephen T. McLin, Director	Paula A. Sneed, Director

/s/ Roger O. Walther	/s/ Robert N. Wilson
Roger O. Walther, Director	Robert N. Wilson, Director

/s/ David B. Yoffie
David B. Yoffie, Director

THE CHARLES SCHWAB CORPORATION

I ndex to Financial Statement Schedule

Page
Schedule II - Valuation and Qualifying Accounts	F-2

Combined Supplemental Financial Data for Charles Schwab Bank, N.A. (Unaudited)	F-3 – F-7

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the Company’s consolidated financial statements and notes in “Item 8 – Financial Statements and Supplementary Data.”

THE CHARLES SCHWAB CORPORATION

SCHEDULE II

Valuation and Qualifying Accounts

(In millions)

Description	Balance at Beginning of Year	Additions		Written off	Balance at End of Year
		Charged to Expense	Other (1)
For the year ended December 31, 2006:
Allowance for doubtful accounts of brokerage clients (2)	$2	$4	—	$(4)	$2

For the year ended December 31, 2005:
Allowance for doubtful accounts of brokerage clients (2)	$1	$7	—	$(6)	$2

For the year ended December 31, 2004:
Allowance for doubtful accounts of brokerage clients (2)	$2	$1	—	$(2)	$1

(1)	Represents collections of previously written-off accounts.

(2)

Excludes banking-related valuation and qualifying accounts. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 6. Loans to Banking Clients and Related Allowance for Credit Losses.”

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank, N.A. (Unaudited)

(Dollars in Millions)

The following supplemental financial data is presented in accordance with the Securities Exchange Act of 1934, Industry Guide 3 – Statistical Disclosure by Bank Holding Companies. The accompanying unaudited financial information represents Charles Schwab Bank, N.A. (Schwab Bank), which is a subsidiary of The Charles Schwab Corporation. Schwab Bank is a retail bank which commenced operations in 2003. All periods have been adjusted to exclude U.S. Trust Corporation in light of its pending sale.

1.	Three-year Net Interest Revenue and Average Balances

For the Year Ended December 31,	2006			2005			2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Commercial paper	$320	$17	5.25%	$63	$2	3.28%	$16	—	1.40%
Certificates of deposit	365	19	5.19%	220	7	3.15%	56	$1	1.43%
Federal funds sold	412	21	5.04%	291	10	3.27%	348	5	1.36%
Reverse repos	209	6	2.70%	400	10	2.45%	385	10	2.47%
Money market investment	74	4	5.35%	—	—		—	—
Securities available for sale (1)	6,090	319	5.23%	3,363	128	3.81%	2,487	62	2.48%
Loans to banking clients (2)	2,162	128	5.94%	1,613	78	4.84%	733	25	3.45%
Other interest-earning assets	63	2	5.33%	59	3	5.02%	75	3	3.60%

Total interest-earning assets	9,695	516	5.33%	6,009	238	3.95%	4,100	106	2.55%

Non-interest-earning assets	84			43			(9)

Total Assets	$9,779			$6,052			$4,091

Liabilities and Stockholder’s Equity:
Interest-bearing banking deposits	$9,137	200	2.19%	$5,597	74	1.32%	$3,748	21	0.55%

Total sources on which interest is paid	9,137	200	2.19%	5,597	74	1.32%	3,748	21	0.55%

Non-interest-bearing liabilities	104			46			24
Stockholder’s equity	538			409			319

Total Liabilities and Stockholder’s Equity	$9,779			$6,052			$4,091

Net interest revenue		316			164			85
Net free funds	$558			$412			$352

Provision for credit loss		(1)			(1)			(1)

		$315			$163			$84

Net yield on interest earning assets			3.26%			2.73%			2.07%

(1)	The average balance and average rate for securities available for sale have been calculated using their amortized cost.

(2)	Includes average principal balances of non-accrual loans.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank, N.A. (Unaudited)

(Dollars in Millions)

2.	Analysis of Change in Net Interest Revenue

An analysis of the year-to-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	2006 Compared to 2005 Increase (Decrease) Due to Change in:			2005 Compared to 2004 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest-earning assets:
Commercial paper	$9	$6	$15	$1	$1	$2
Certificates of deposit	5	7	12	2	4	6
Federal funds sold	4	7	11	(1)	6	5
Reverse repos	(5)	1	(4)	—	—	—
Money market investment	—	4	4	—	—	—
Securities available for sale (1):
U.S. Government agencies and collateralized mortgage obligations (2)	104	87	191	22	44	66

Total securities available for sale	104	87	191	22	44	66
Loans to banking clients (3)	26	24	50	30	23	53
Other interest-earning assets	—	(1)	(1)	—	—	—

Total interest-earning assets	143	135	278	54	78	132

Interest-bearing sources of funds:
Interest-bearing banking deposits	47	79	126	10	43	53

Total sources on which interest is paid	47	79	126	10	43	53

Change in net interest revenue	$96	$56	$152	$44	$35	$79

Changes that are not due solely to volume or rate have been allocated to rate.

(1)	The average balance and average rate for securities available for sale have been calculated using their amortized cost.

(2)	Includes collateralized mortgage obligations securities issued by agencies including FNMA and FHLMC.

(3)	Includes average principal balances of non-accrual loans.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank, N.A. (Unaudited)

(Dollars in Millions)

3.	Securities Available for Sale

The amortized cost, estimated fair value, and gross unrealized gains and losses on securities available for sale are as follows:

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities:
Collateralized mortgage obligations	$3,115	$2	$19	$3,098
Federal agencies	1,920	3	9	1,914

Total mortgage-backed securities	5,035	5	28	5,012
Corporate debt	677	—	—	677
U.S. Treasury and federal agencies	249	—	—	249
Certificates of deposit	50	—	—	50

Total	$6,011	$5	$28	$5,988

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities:
Collateralized mortgage obligations	$2,210	$1	$20	$2,191
Federal agencies	1,440	5	10	1,435

Total mortgage-backed securities	3,650	6	30	3,626
U.S. Treasury and federal agencies	100	—	1	99

Total	$3,750	$6	$31	$3,725

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities:
Collateralized mortgage obligations	$922	—	$6	$916
Federal agencies	1,339	$4	3	1,340

Total mortgage-backed securities	2,261	4	9	2,256
U.S. Treasury and federal agencies	16	—	—	16

Total	$2,277	$4	$9	$2,272

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank, N.A. (Unaudited)

(Dollars in Millions)

The maturities and related weighted-average yields of debt securities available for sale at December 31, 2006 are as follows:

December 31, 2006	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total

Mortgage-backed securities (1):
Collateralized mortgage obligations	—	—	—	$3,098	$3,098
Federal agencies	—	—	$7	1,907	1,914

Total mortgage-backed securities	—	—	7	5,005	5,012
Corporate debt	$194	$483	—	—	677
U.S. Treasury and federal agencies	209	40	—	—	249
Certificates of deposit	50	—	—	—	50

Estimated fair value	$453	$523	$7	$5,005	$5,988
Total amortized cost	$453	$523	$7	$5,028	$6,011

Net unrealized losses	—	—	—	$23	$23

Weighted-average yield (2)	5.16%	5.25%	3.50%	5.33%	5.32%

(1)

Collateralized mortgage obligations have been allocated over maturity groupings based on contractual maturities. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

(2)	The weighted-average yield is computed using the amortized cost of debt securities available for sale at December 31, 2006.

4.	Loans to Banking Clients and Related Allowance for Credit Losses

An analysis of the composition of the loan portfolio is as follows:

December 31,	2006	2005	2004	2003
Home equity lines of credit	$1,192	$1,193	$866	$292
Residential real estate mortgages	1,127	746	323	64
Other	19	10	5	1

Total	$2,338	$1,949	$1,194	$357

An analysis of nonperforming assets is as follows:

December 31,	2006	2005	2004	2003
Non-accrual loans	$1	$1	—	—
Average non-accrual loans	—	—	—	—

An analysis of the allowance for credit losses on the loan portfolio is as follows:

December 31,	2006	2005	2004	2003
Balance at beginning of year	$3	$2	$1	—
Provision	1	1	1	$1

Balance at end of year	$4	$3	$2	$1

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank, N.A. (Unaudited)

(Dollars in Millions)

The maturities of the loan portfolio at December 31, 2006 are as follows:

	Within 1 Year	1-5 Years	Over 5 Years	Total
Home equity lines of credit	—	—	$1,192	$1,192
Residential real estate mortgages (1)	—	—	1,127	1,127
Other	$1	$11	7	19

Total	$1	$11	$2,326	$2,338

(1)	Maturities are based upon the contractual terms of the loans.

The interest sensitivity of loans with maturities in excess of one year at December 31, 2006 is as follows:

	1-5 Years	Over 5 Years	Total
Loans with predetermined interest rates	$2	$9	$11
Loans with floating or adjustable interest rates	9	2,317	2,326

Total	$11	$2,326	$2,337

5.	Summary of Credit Loss on Banking Loans Experience

December 31,	2006	2005	2004	2003
Average loans	$2,162	$1,163	$733	$84
Allowance to year end loans	.17%	.17%	.14%	.14%
Allowance to nonperforming loans	n/m	n/m	n/m	n/m
Nonperforming assets to average loans and real estate owned	.031%	.041%	.005%	—

n/m Not meaningful.

6.	Deposits from Banking Clients

	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
Analysis of average daily deposits:
Certificates of deposits of $100,000 or more	—	—	—	—		$226.99%
Money market and other savings deposits	$9,137	2.19%	$5,597	1.32%		3,522.50%

Total deposits	$9,137		$5,597			$3,748

At December 31, 2006, the Company had one certificate of deposit of $100,000 or more, in the amount of $101,000, with a contractual maturity of three months or less.

7.	Ratios

December 31,	2006	2005	2004	2003
Return on average stockholder’s equity	26.34%	14.23%	8.75%	1.28%
Return on average total assets	1.57%	1.08%	.74%	.27%
Average stockholder’s equity as a percentage of average total assets	5.96%	7.60%	8.45%	21.17%