Form 10-Q
period 2007-03-31
SCHWAB CHARLES CORP
filed 2007-05-08
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

1,249,172,368 shares of $.01 par value Common Stock

Outstanding on April 30, 2007

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2007

Part I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net Revenues
Asset management and administration fees	$534	$459

Interest revenue	551	489
Interest expense	(167)	(151)

Net interest revenue	384	338

Trading revenue	202	227
Other	33	30

Total net revenues	1,153	1,054

Expenses Excluding Interest
Compensation and benefits	430	409
Professional services	74	63
Occupancy and equipment	68	62
Advertising and market development	66	49
Communications	49	44
Depreciation and amortization	39	41
Other	36	33

Total expenses excluding interest	762	701

Income from continuing operations before taxes on income	391	353
Taxes on income	(155)	(139)

Income from continuing operations	236	214
Income from discontinued operations, net of tax	37	29

Net Income	$273	$243

Weighted-Average Common Shares Outstanding — Diluted	1,266	1,296

Earnings Per Share - Basic
Income from continuing operations	$.19	$.17
Income from discontinued operations, net of tax	$.03	$.02
Net income	$.22	$.19
Earnings Per Share - Diluted
Income from continuing operations	$.19	$.17
Income from discontinued operations, net of tax	$.03	$.02
Net income	$.22	$.19

Dividends Declared Per Common Share	$.050	$.025

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$3,257	$4,507
Cash and investments segregated and on deposit for federal or other regulatory purposes (1) (including resale agreements of $4,583 in 2007 and $4,740 in 2006)	10,542	10,862
Securities owned — at market value (including securities pledged of $3 in 2007 and $5 in 2006)	6,812	6,386
Receivables from brokers, dealers, and clearing organizations	694	650
Receivables from brokerage clients — net	10,800	10,927
Loans to banking clients — net	2,437	2,334
Loans held for sale	44	30
Equipment, office facilities, and property — net	606	602
Goodwill	523	419
Deferred tax assets	377	406
Other assets	522	524
Assets retained from discontinued operations	747	749
Assets of discontinued operations	9,917	10,596

Total	$47,278	$48,992

Liabilities and Stockholders’ Equity
Deposits from banking clients	$11,443	$11,020
Drafts payable	303	324
Payables to brokers, dealers, and clearing organizations	1,745	1,498
Payables to brokerage clients	19,085	20,621
Accrued expenses and other liabilities	1,025	1,069
Long-term debt	387	388
Liabilities of discontinued operations	8,355	9,064

Total liabilities	42,343	43,984

Stockholders’ equity:
Preferred stock — 9,940,000 shares authorized; $.01 par value per share; none issued	—	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,392,091,544 shares issued	14	14
Additional paid-in capital	1,925	1,868
Retained earnings	5,078	4,901
Treasury stock — 139,454,351 and 126,904,699 shares in 2007 and 2006, respectively, at cost	(2,053)	(1,739)
Accumulated other comprehensive loss	(29)	(36)

Total stockholders’ equity	4,935	5,008

Total	$47,278	$48,992

(1)

Amounts included represent actual balances on deposit, whereas cash and investments required to be segregated for federal or other regulatory purposes at March 31, 2007 and December 31, 2006, excluding $201 million of intercompany repurchase agreements and associated interest, were $9,848 million and $11,063 million, respectively. On April 3, 2007, the Company withdrew a net amount of $324 million of excess segregated cash. On January 3, 2007, the Company deposited a net amount of $554 million into its segregated reserve bank accounts.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$273	$243
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(37)	(29)
Depreciation and amortization	39	41
Stock-based compensation expense	12	9
Excess tax benefits from stock-based compensation	(26)	(24)
Provision for deferred income taxes	35	14
Other	3	4
Originations of loans held for sale	(206)	(165)
Proceeds from sales of loans held for sale	194	148
Net change in:
Cash and investments segregated and on deposit for federal or other regulatory purposes	320	711
Securities owned (excluding securities available for sale)	9	113
Receivables from brokers, dealers, and clearing organizations	(44)	(17)
Receivables from brokerage clients	125	69
Other assets	4	24
Drafts payable	(21)	(14)
Payables to brokers, dealers, and clearing organizations	247	575
Payables to brokerage clients	(1,536)	(1,251)
Accrued expenses and other liabilities	(69)	(34)
Net change provided by discontinued operations	508	320

Net cash (used for) provided by operating activities	(170)	737

Cash Flows from Investing Activities
Purchases of securities available for sale	(879)	(1,239)
Proceeds from maturities, calls, and mandatory redemptions of securities available for sale	481	156
Net increase in loans to banking clients	(117)	(106)
Purchase of equipment, office facilities, and property	(39)	(19)
Cash payments for business combinations, net of cash acquired	(117)	—
Cash payments for investments, net	(1)	—
Net cash provided by (used) for discontinued operations	124	(172)

Net cash used for investing activities	(548)	(1,380)

Cash Flows from Financing Activities
Net change in deposits from banking clients	423	894
Excess tax benefits from stock-based compensation	26	24
Dividends paid	(63)	(32)
Purchase of treasury stock	(391)	(163)
Proceeds from stock options exercised and other	98	99
Net cash (used for) provided by discontinued operations	(625)	28

Net cash (used for) provided by financing activities	(532)	850

(Decrease) Increase in Cash and Cash Equivalents	(1,250)	207
Cash and Cash Equivalents at Beginning of Period	4,507	1,905

Cash and Cash Equivalents at End of Period	$3,257	$2,112

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

1.	Basis of Presentation

The Charles Schwab Corporation (CSC) is a financial holding company engaged, through its subsidiaries, in securities brokerage, banking, and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 305 domestic branch offices in 45 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, U.K. In addition, Schwab serves clients in Hong Kong through one of CSC’s subsidiaries. Other subsidiaries include Charles Schwab Bank, N.A. (Schwab Bank), a retail bank; Charles Schwab Investment Management, Inc., the investment advisor for Schwab’s proprietary mutual funds; CyberTrader, Inc., an electronic trading technology and brokerage firm providing services to highly active, online traders; and The Charles Schwab Trust Company, a trustee for employee benefit plans, primarily 401(k) plans.

The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in conformity with generally accepted accounting principles in the U.S. (GAAP). All adjustments were of a normal recurring nature. Certain prior-year amounts have been reclassified to conform to the 2007 presentation. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period.

On November 19, 2006, the Company entered into a definitive agreement with Bank of America Corporation (Bank of America) pursuant to which Bank of America will acquire all of the outstanding common stock of U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust), a subsidiary which provides wealth management services. The transaction is expected to close early in the third quarter of 2007; accordingly, these financial statements reflect U.S. Trust as a discontinued operation for all periods.

2.	Significant Accounting Policies

Asset management and administration fees: Asset management and administration fees, which include mutual fund service fees and fees for other asset-based financial services provided to individual and institutional clients, are recognized as revenue over the period that the related service is provided, based upon average net asset balances. The Company earns mutual fund service fees for transfer agent services, shareholder services, administration, and investment management provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. Mutual fund service fees are based upon the daily balances of client assets invested in third-party funds and the Company’s proprietary funds. These daily asset balances are based upon quoted market prices. The Company also earns asset management fees for advisory and managed account services, which are based on the daily balances of client assets subject to the specific fee for service.

Interest revenue: Interest revenue represents interest earned on certain assets, which include margin loans to brokerage clients, investments of segregated client cash balances, loans to banking clients, and securities available for sale. Interest revenue is recognized in the period earned based upon the average daily asset balances and the respective interest rates.

Securities transactions: Trading revenue includes commission revenues and revenues from principal transactions. Clients’ securities transactions are recorded on the date that they settle, while the related commission revenues and expenses are recorded on the date that the trade occurs. Principal transactions are recorded on the date that the trade occurs.

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

Cash and investments segregated and on deposit for federal or other regulatory purposes include securities purchased under agreements to resell (resale agreements), which are collateralized by U.S. government securities, and certificates of deposit. Resale agreements are collateralized investing transactions that are recorded at their contractual amounts plus accrued interest. The Company obtains control of collateral (U.S. government securities) with a market value equal to or in excess of the principal amount loaned and accrued interest under resale agreements. Collateral is valued daily by the Company, with additional collateral obtained when necessary. Certificates of deposit are recorded at market value.

Securities owned include securities available for sale which are recorded at fair value based on quoted market prices, where available. Mortgage-backed securities are not exchange traded and are valued based on dealer quotes and a discounted cash flow model with expected cash flow and yield assumption inputs. Long-term certificates of deposit are recorded at market value. Unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders’ equity. Realized gains and losses from sales of securities available for sale are determined on a specific identification basis and are included in other revenue.

Securities owned also includes Schwab Funds® money market funds, fixed income securities, equity and other securities, and equity and bond mutual funds recorded at estimated fair value based on quoted market prices. Unrealized gains and losses are included in trading revenue.

Securities borrowed and securities loaned: Securities borrowed require the Company to deliver cash to the lender in exchange for securities and are included in receivables from brokers, dealers, and clearing organizations. For securities loaned, the Company receives collateral in the form of cash in an amount equal to the market value of securities loaned. Securities loaned are included in payables to brokers, dealers, and clearing organizations. The Company monitors the market value of securities borrowed and loaned, with additional collateral obtained or refunded when necessary. Fees received or paid are recorded in interest revenue or interest expense.

Receivables from brokerage clients include margin loans to clients and are stated net of allowance for doubtful accounts of $2 million at both March 31, 2007 and December 31, 2006. Cash receivables from brokerage clients that remain unsecured or partially secured for more than 30 days are fully reserved. There were no significant losses recognized during the periods presented. At March 31, 2007 and December 31, 2006, the weighted-average interest rate charged on margin loan balances was 8.1% and 8.2%, respectively.

Loans to banking clients are stated net of allowance for loan losses of $5 million and $4 million at March 31, 2007 and December 31, 2006, respectively. The allowance is established through charges to income based on management’s evaluation of the existing portfolio. The adequacy of the allowance is reviewed regularly by management, taking into consideration current economic conditions, the existing loan portfolio composition, past loss experience and risks inherent in the portfolio, including the value of impaired loans.

Nonperforming assets included in loans to banking clients consist of financial instruments where the Company has stopped accruing interest (non-accrual financial instruments). Interest accruals are discontinued when principal or interest is contractually past due 90 days or more unless collectibility of the loan is reasonably assured. Non-accrual financial instruments are returned to accrual status only when all delinquent principal and interest payments become current and the collectibility of future principal and interest on a timely basis is reasonably assured.

Loans held for sale consist of fixed-rate and adjustable-rate mortgage loans intended for sale. Loans held for sale are stated at lower of cost or market value. Market value is estimated using quoted market prices for securities backed by similar types of loans.

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

Drafts Payable represent outstanding checks and electronic transfers that have not yet been presented for payment at a bank.

Derivative financial instruments are recorded on the balance sheet in other assets and other liabilities at fair value based upon dealer quotes and third-party pricing services. As part of its consolidated asset and liability management process, the Company utilizes interest rate swap agreements (Swaps) to effectively convert the interest rate characteristics of a portion of its Medium-Term Notes from fixed to variable. These Swaps have been designated as fair value hedges and therefore, changes in the fair value of the Swaps are offset by changes in the fair value of the hedged Medium-Term Notes.

Schwab Bank’s loans held for sale portfolio consists of fixed- and adjustable-rate mortgages, which are subject to a loss in value when market interest rates rise. Schwab Bank uses forward sale commitments to manage this risk. These forward sale commitments have been designated as cash flow hedging instruments with respect to the loans held for sale. Accordingly, the fair values of these forward sale commitments are recorded on the Company’s consolidated balance sheet, with gains or losses recorded in other comprehensive income (loss).

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

Income taxes: The Company provides for income taxes on all transactions that have been recognized in the consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes (SFAS No. 109). Accordingly, deferred tax assets are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax assets and deferred tax liabilities, as well as other changes in income tax laws, are recorded in earnings in the period during which such changes are enacted. Beginning January 1, 2007, the Company records uncertain tax positions in accordance with FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. See note 4, “Accounting for Income Taxes,” for disclosures pursuant to FIN No. 48.

Stock-based compensation: SFAS No. 123 (revised 2004) – Share-Based Payment (SFAS No. 123R) requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment arrangements including employee and director stock option and restricted stock awards.

Stock-based compensation expense is based on awards expected to vest, and therefore has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and revised in subsequent periods if actual forfeitures differ from those estimates.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

A summary of the Company’s stock-based compensation expense and related income tax benefit is as follows:

	Three Months Ended March 31,
	2007	2006
Stock option expense	$3	$4
Restricted stock expense	9	5

Total stock-based compensation	$12	$9

Income tax benefit on stock-based compensation	$5	$4

Long-term incentive compensation: Eligible officers may receive cash long-term incentive plan units under a long-term incentive plan (LTIP). These awards are restricted from transfer or sale and vest annually over a three- to four-year period. Each award provides for a one-time cash payment for an amount that varies based upon the Company’s cumulative EPS over the respective performance period of each grant. The Company accrues the estimated total cost for each grant on a straight-line basis over each LTIP’s vesting period, with periodic cumulative adjustments to expense as estimates of the total grant cost are revised.

Goodwill: represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. Goodwill is tested for impairment annually and whenever indications of impairment exist. In testing for a potential impairment of goodwill, management estimates the fair value of each of the Company’s reporting units (defined as the Company’s businesses for which financial information is available and reviewed regularly by management), and compares it to their carrying value. If the estimated fair value of a reporting unit is less than its carrying value, management is required to estimate the fair value of all assets and liabilities of the reporting unit, including goodwill. If the carrying value of the reporting unit’s goodwill is greater than the estimated fair value, an impairment charge is recognized for the excess. The Company has elected April 1 as its annual impairment testing date. At March 31, 2007 and December 31, 2006, the Company’s goodwill balance was $523 million and $419 million, respectively.

New Accounting Standards

SFAS No. 155 – Accounting for Certain Hybrid Financial Instruments was effective for all financial instruments acquired or issued after December 31, 2006. This statement allows financial instruments that contain an embedded derivative to be accounted for as a whole (i.e., eliminating the need to account for the embedded derivative separately) if an election is made to report the whole instrument on a fair value basis. The Company made no such election and therefore, the adoption of SFAS No. 155 did not impact the Company’s financial position, results of operations, EPS, or cash flows.

SFAS No. 156 – Accounting for Servicing of Financial Assets was effective beginning January 1, 2007. This statement amends the requirements under SFAS No. 140 – Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for accounting for mortgage servicing assets and servicing liabilities. Previously, servicing assets and servicing liabilities were amortized over the expected period of estimated net servicing income or loss and assessed for impairment or increased obligation at each reporting date. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, and permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. The adoption of SFAS No. 156 did not impact the Company’s financial position, results of operations, EPS, or cash flows.

SFAS No. 157 – Fair Value Measurements is effective beginning January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations, EPS, or cash flows.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities was issued in February 2007 and is effective beginning January 1, 2008. This statement permits entities to elect to measure eligible financial instruments,

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

commitments, and certain other arrangements at fair value at specified election dates with changes in fair value recognized in earnings at each subsequent reporting period. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its financial position, results of operations, EPS, and cash flows.

Emerging Issues Task Force Issue (EITF) No. 06-02 – Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 – Accounting for Compensated Absences was effective beginning January 1, 2007. This issue requires the recognition of compensation expense associated with a sabbatical leave or other similar benefit arrangement that does not vest over the requisite service period. The Company previously recorded compensation expense related to its sabbatical program in the period the sabbatical was taken by an employee. As a result of this change in accounting principle, the Company recorded a charge, net of estimated forfeitures, to retained earnings as of January 1, 2007 of $17 million after tax. This accounting change did not have a material impact on the Company’s results of operations, EPS, or cash flows.

FIN No. 48 – Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109 was effective beginning January 1, 2007. This interpretation provides new requirements for the recognition, measurement, and disclosure in the financial statements of a tax position taken or expected to be taken in a tax return when there is uncertainty about whether that tax position will ultimately be sustained. The adoption of FIN No. 48 resulted in a charge to retained earnings as of January 1, 2007 of $17 million. The adoption of FIN No. 48 did not have a material impact on the Company’s results of operations, EPS, or cash flows.

3.	Business Acquisition

On March 31, 2007, the Company completed its acquisition of The 401(k) Company, which offers defined contribution plan services, for $115 million in cash. As of March 31, 2007, the Company’s condensed consolidated financial statements include The 401(k) Company as a wholly-owned subsidiary of CSC. Pro-forma financial information for The 401(k) Company is not presented as it is not material to the Company’s condensed consolidated financial statements.

The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of acquired assets. Any excess of the purchase price over the fair value of the acquired net assets is recorded as goodwill. As a result of a preliminary purchase price allocation, the Company recorded goodwill of $104 million and intangible assets of $8 million, both of which are deductible for tax purposes over a period of 15 years. The intangible assets, which relate to customer relationships, will be amortized on a straight-line basis over 16 years. The goodwill is attributable to the Schwab Investor Services segment.

The purchase price and resultant recognition of goodwill reflect the Company’s increased ability to meet the needs of retirement plans of all sizes, as well as the opportunity to capture rollover accounts from retirement plans served by The 401(k) Company and by cross-selling the Company’s other investment and banking services to such accounts.

4.	Taxes on Income

With the implementation of FIN No. 48 on January 1, 2007, the Company recorded a charge to retained earnings of $17 million related to various federal and state income tax matters, including estimated interest. The balance of the Company’s unrecognized tax benefits at both March 31 and January 1, 2007 is approximately $20 million, which includes $15 million related to discontinued operations. The Company’s unrecognized tax benefits, which are included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets, represent the difference between positions taken on tax return filings compared to the requirements under FIN No. 48 to consider potential tax settlement outcomes. Resolving these uncertain tax matters in the Company’s favor would reduce income tax expense from continuing operations by $5 million.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

The Company recognizes interest and penalties related to unrecognized tax benefits in taxes on income. Interest charges for the first quarter of 2007 were not material. At March 31, 2007, the Company had a liability of $4 million for estimated interest on the unrecognized tax benefits.

CSC and its subsidiaries file income tax returns in the federal jurisdiction, as well as most state and local jurisdictions and are subject to routine examinations by the respective taxing authorities. Based upon the expected completion of audits within the next 12 months, management does not expect a change in the unrecognized tax benefits to be material to the financial statements. The federal returns have been audited through 2004 and those audits are complete subject to the resolution of a 1989 tax matter that is pending final decision by the 9th Circuit Court of Appeals. Until final resolution of this matter, all federal and state income tax returns for the years 1989 and after remain technically open for examination.

5.	Comprehensive Income

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is presented in the following table:

	Three Months Ended March 31,
	2007	2006
Net income	$273	$243
Other comprehensive income (loss):
Change in unrealized gain on cash flow hedging instruments:
Unrealized gain (loss)	(2)	11
Income tax (expense) benefit	1	(5)

Net	(1)	6

Change in unrealized loss on securities available for sale:
Unrealized gain (loss)	13	(37)
Income tax (expense) benefit	(5)	17

Net	8	(20)

Total other comprehensive income (loss)	7	(14)

Comprehensive income	$280	$229

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

	Three Months Ended March 31,
	2007	2006
Net income	$273	$243

Weighted-average common shares outstanding – basic	1,251	1,281
Common stock equivalent shares related to stock incentive plans	15	15

Weighted-average common shares outstanding – diluted (1)	1,266	1,296

Basic EPS:
Income from continuing operations	$.19	$.17
Income from discontinued operations, net of tax	$.03	$.02
Net income	$.22	$.19

Diluted EPS:
Income from continuing operations	$.19	$.17
Income from discontinued operations, net of tax	$.03	$.02
Net income	$.22	$.19

(1)

Antidilutive stock options and restricted stock awards excluded from the calculation of diluted earnings per share were 31 million and 35 million shares for the first quarters of 2007 and 2006, respectively.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

The regulatory capital and ratios including discontinued operations are as follows:

		Actual		Minimum Capital Requirement		Minimum to be Well Capitalized (1)
March 31, 2007		Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital:	Company	$ 3,893	15.1%	$ 1,031	4.0%	N/A
	Schwab Bank	$ 754	14.3%	$ 211	4.0%	$ 316	6.0%
	U.S. Trust	$ 844	13.5%	$ 250	4.0%	N/A
	United States Trust NA	$ 751	12.3%	$ 244	4.0%	$ 366	6.0%

Total Capital:	Company	$ 3,925	15.2%	$ 2,062	8.0%	N/A
	Schwab Bank	$ 760	14.4%	$ 421	8.0%	$ 527	10.0%
	U.S. Trust	$ 870	13.9%	$ 500	8.0%	N/A
	United States Trust NA	$ 777	12.7%	$ 488	8.0%	$ 610	10.0%

Leverage:	Company	$ 3,893	8.3%	$ 1,878	4.0%	N/A
	Schwab Bank	$ 754	6.7%	$ 451	4.0%	$ 564	5.0%
	U.S. Trust	$ 844	8.0%	$ 423	4.0%	N/A
	United States Trust NA	$ 751	7.3%	$ 414	4.0%	$ 517	5.0%

		Actual		Minimum Capital Requirement		Minimum to be Well Capitalized (1)
December 31, 2006		Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital:	Company	$ 4,137	15.5%	$ 1,066	4.0%	N/A
	Schwab Bank	$ 705	14.1%	$ 200	4.0%	$ 300	6.0%
	U.S. Trust	$ 875	13.6%	$ 258	4.0%	N/A
	United States Trust NA	$ 735	11.7%	$ 252	4.0%	$ 377	6.0%

Total Capital:	Company	$ 4,168	15.6%	$ 2,132	8.0%	N/A
	Schwab Bank	$ 709	14.2%	$ 400	8.0%	$ 500	10.0%
	U.S. Trust	$ 901	14.0%	$ 516	8.0%	N/A
	United States Trust NA	$ 761	12.1%	$ 503	8.0%	$ 629	10.0%

Leverage:	Company	$ 4,137	8.9%	$ 1,857	4.0%	N/A
	Schwab Bank	$ 705	6.7%	$ 420	4.0%	$ 525	5.0%
	U.S. Trust	$ 875	7.9%	$ 443	4.0%	N/A
	United States Trust NA	$ 735	6.8%	$ 434	4.0%	$ 543	5.0%

N/A Not applicable.

(1)	Applicable only to depository institutions.

Based on their respective regulatory capital ratios at March 31, 2007 and December 31, 2006, Schwab Bank and United States Trust NA are considered well capitalized (the highest category) pursuant to banking regulatory guidelines.

Schwab is subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule). Schwab computes net capital under the alternative method permitted by this Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. At March 31, 2007, 2% of aggregate debits was $225 million, which exceeded the minimum dollar requirement for Schwab of $250,000. At March 31, 2007, Schwab’s net capital was $1.1 billion (9.5% of aggregate debit balances), which was $837 million in excess of its minimum required net capital and $500 million in excess of 5% of aggregate debit balances. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

8.	Commitments and Contingent Liabilities

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

Separately, the Company has guaranteed certain payments in the event of a termination of certain mutual fund sub-advisor agreements, related to the adoption of AXA Rosenberg LLC’s U.S. family of mutual funds, known as the Laudus Funds®. Additionally, the Company has provided indemnifications related to facility leases and technology services to a counterparty in connection with the disposition of certain of its assets. At March 31, 2007, the Company’s maximum potential future liability under these agreements was approximately $140 million. Further, as discussed below under “Legal contingencies,” the Company provided an indemnification to UBS Securities LLC and UBS Americas Inc. (collectively referred to as UBS) for expenses associated with certain litigation. At March 31, 2007, the Company has a recorded liability of approximately $30 million reflecting the estimated fair value of these guarantees and indemnifications. The fair value of these guarantees and indemnifications is not necessarily indicative of amounts that would be paid in the event a payment was required.

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company satisfies the margin requirements by arranging LOCs, in favor of the clearing houses, which are issued by multiple banks. At March 31, 2007, the aggregate face amount of these outstanding LOCs totaled $1.1 billion. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At March 31, 2007, the aggregate face amount of these outstanding LOCs totaled $212 million. No funds were drawn under these LOCs at March 31, 2007.

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

The Company believes it has strong defenses in all significant matters currently pending and is vigorously contesting liability and the damages claimed. Nevertheless, some of these matters may result in adverse judgments or awards, including penalties, injunctions, or other relief, and the Company may also determine to settle a matter because of the uncertainty and risks of litigation. Predicting the outcome of a matter is inherently difficult, particularly where claimants seek substantial or unspecified damages, or when investigations or legal proceedings are at an early stage. In many cases, including those matters described below, it is not possible to determine whether a loss will be incurred or to estimate the range of that loss until the matter is close to resolution. However, based on current information and consultation with counsel, management believes that the resolution of matters currently pending, including those described below, will not have a material adverse impact on the financial condition or cash flows of the Company, but could be material to the Company’s operating results for a particular future period, depending on results for that period.

SoundView Litigation: As part of the sale of Schwab Capital Markets L.P. and all of the outstanding capital stock of SoundView Technology Group, Inc. (SoundView), (collectively referred to as Schwab Soundview Capital Markets, or SSCM), to UBS, the Company agreed to indemnify UBS for certain litigation, including the claims described below.

SoundView and certain of its subsidiaries are among the numerous financial institutions named as defendants in multiple purported securities class actions filed in the United States District Court for the Southern District of New York (the IPO Allocation Litigation) between June and December 2001. The IPO Allocation Litigation was brought on behalf of persons who either directly or in the aftermarket purchased IPO securities between March 1997 and December 2000. The plaintiffs allege that SoundView entities and the other underwriters named as defendants required customers receiving allocations of IPO shares to pay excessive and undisclosed commissions on unrelated trades and to purchase shares in the aftermarket at prices higher than the IPO price, in violation of the federal securities laws. SoundView entities have been named in 31 of the actions, each involving a different company’s IPO, and had underwriting commitments in approximately 90 other IPOs that are the subject of lawsuits. SoundView entities have not been named as defendants in these cases, although the lead underwriters in those IPOs have asserted that depending on the outcome of the cases, SoundView entities may have indemnification or contribution obligations based on underwriting commitments in the IPOs. The parties, with the assent of the District Court, selected 17 cases as focus cases for the purpose of case-specific discovery, and in October 2004, the District Court allowed 6 of the focus cases to proceed as class actions. Defendants appealed that decision to the United States Court of Appeals for the Second Circuit, which issued an order on December 5, 2006 reversing the District Court’s decision to allow the 6 focus cases to proceed as class actions. On April 6, 2007, the Court of Appeals denied the plaintiffs’ request for rehearing. The Company will continue to vigorously contest these claims on behalf of SoundView pursuant to the indemnity with UBS.

9.	Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk, or Market Risk

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

	March 31, 2007	December 31, 2006
Notional principal amount	$ 253	$ 253
Weighted-average variable interest rate	7.90%	7.91%
Weighted-average fixed interest rate	7.78%	7.78%
Weighted-average maturity (in years)	2.5	2.7

These Swaps have been designated as fair value hedges under SFAS No. 133. Changes in the fair value of the Swaps

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

are offset by changes in fair value of the hedged Medium-Term Notes. At March 31, 2007 and December 31, 2006, CSC recorded a derivative asset of $1 million and approximately $500,000, respectively, for these Swaps.

Forward sale and interest rate lock commitments: Schwab Bank’s loans held for sale portfolio consists of fixed- and adjustable-rate mortgages, which are subject to a loss in value when market interest rates rise. Schwab Bank uses forward sale commitments to manage this risk. These forward sale commitments have been designated as cash flow hedging instruments with respect to the loans held for sale. Accordingly, the fair values of these forward sale commitments are recorded on the Company’s condensed consolidated balance sheets, with gains or losses recorded in other comprehensive income (loss). Amounts included in other comprehensive income (loss) are reclassified into earnings when the related loan is sold. At both March 31, 2007 and December 31, 2006, the derivative asset and liability recorded by Schwab Bank for these forward sale commitments was immaterial.

Additionally, Schwab Bank uses forward sale commitments to hedge interest rate lock commitments issued on mortgage loans that will be held for sale. Schwab Bank considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely based on changes in market interest rates. Any changes in fair value of the interest rate lock commitments are completely offset by changes in fair value of the related forward sale commitments. Schwab Bank had interest rate lock commitments on mortgage loans to be held for sale with principal balances totaling approximately $153 million and $122 million at March 31, 2007 and December 31, 2006, respectively. At both March 31, 2007 and December 31, 2006, the derivative asset and liability recorded by Schwab Bank for these interest rate lock commitments and the related forward sale commitments was immaterial.

10.	Segment Information

The Company structures its segments according to its various types of clients and the services provided to those clients. The Company’s two reportable segments are Schwab Investor Services and Schwab Institutional®. As a result of the Company’s pending sale of U.S. Trust in 2007, the previously-reported U.S. Trust segment has been eliminated. The Company evaluates the performance of its segments on a pre-tax basis excluding items such as restructuring charges, impairment charges, discontinued operations, and extraordinary items. Intersegment net revenues are not material and are therefore not disclosed.

Financial information for the Company’s reportable segments is presented in the following table:

	Three Months Ended March 31,
	2007	2006
Net revenues:
Schwab Investor Services	$868	$802
Schwab Institutional	261	238
Unallocated and other (1)	24	14

Total net revenues	$1,153	$1,054

Income from continuing operations before taxes on income:
Schwab Investor Services	$277	$246
Schwab Institutional	109	109
Unallocated and other	5	(2)

Income from continuing operations before taxes on income	391	353
Taxes on income	(155)	(139)
Income from discontinued operations, net of tax	37	29

Net income	$273	$243

(1)	Includes mutual fund clearing services revenues, and gains (losses) on investments.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

11.	Supplemental Cash Flow Information

Certain information affecting the cash flows of the Company is presented in the following table:

	Three Months Ended March 31,
	2007	2006
Income taxes paid (1)	$12	$37

Interest paid:
Brokerage client cash balances	$97	$110
Deposits from banking clients	60	26
Long-term debt	5	6
Other	6	5

Total interest paid	$168	$147

(1)	Includes discontinued operations.

12.	Discontinued Operations

On November 19, 2006, CSC entered into a definitive agreement with Bank of America pursuant to which Bank of America will acquire all of the outstanding common stock of U.S. Trust for $3.3 billion in cash. The transaction is expected to close early in the third quarter of 2007. However, the closing is subject to (i) approval of new investment advisor agreements for each of the Excelsior® mutual funds by the applicable public fund board and the stockholders of each fund and (ii) other customary closing conditions. The Company estimates it will record a pre-tax gain on the sale of approximately $1.9 billion. After-tax proceeds will be used for general corporate purposes, including share repurchases and continued investment in Schwab Investor Services, Schwab Institutional, and Schwab Bank. U.S. Trust comprised all of the previously-reported U.S. Trust segment.

The results of operations, net of income taxes, and cash flows of U.S. Trust have been presented as discontinued operations on the Company’s condensed consolidated statements of income and of cash flows for all periods, and the assets and liabilities of U.S. Trust have each been combined and presented as assets and liabilities of discontinued operations on the Company’s condensed consolidated balance sheets. The Company’s consolidated prior period revenues, expenses, taxes on income, assets, liabilities, and cash flows also reflect this presentation.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

Summarized financial information for discontinued operations related to U.S. Trust is as follows:

	March 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$76	$625
Cash and investment segregated and on deposit for federal and other regulatory purposes	12	11
Loans to banking clients – net	7,064	7,090
Securities owned	2,472	2,571
Equipment, office facilities, and property – net	99	97
Goodwill	390	390
Intangible assets – net	119	119
Other assets	432	442
Assets retained from discontinued operations	(747)	(749)

Total assets	$9,917	$10,596

Liabilities
Deposits from banking clients (net of liabilities retained)	$7,652	$8,532
Accrued expenses and other liabilities	295	379
Short-term borrowings	408	101
Long-term debt	—	52

Total liabilities	$8,355	$9,064

The components of income from discontinued operations related to U.S. Trust are as follows:

	Three Months Ended March 31,
	2007	2006
Net revenues	$219	$225
Income, before taxes	$58	$46
Taxes on income	$(22)	$(18)
Income, net of tax	$36	$28

In the fourth quarter of 2006, the Company recorded a $205 million income tax benefit related to the estimated difference between the tax and book bases of the Company’s U.S. Trust stock. This amount is included in income from discontinued operations, net of tax on the Company’s consolidated statements of income. When calculating the Company’s gain on the sale of U.S. Trust for income tax purposes, the tax basis will be the basis of U.S. Trust’s prior stockholders in their shares as of the date U.S. Trust was acquired by the Company, since the transaction qualified as a tax-free exchange. This tax benefit is management’s current estimate and is based on publicly available information, including information on the composition of U.S. Trust’s stockholders at the acquisition date and the market price of U.S. Trust stock during relevant periods. The final amount of the basis difference, which could differ from management’s estimate, will be determined following a survey of former U.S. Trust stockholders that the Company expects to complete in mid-2007.

The assets retained from discontinued operations reflect the excess cash held in certain Schwab brokerage client accounts that is swept into a money market deposit account at U.S. Trust. In 2007, Schwab will terminate this arrangement prior to the closing of the sale of U.S. Trust and move these balances to a similar existing arrangement with Schwab Bank. At March 31, 2007 and December 31, 2006, these balances totaled $747 million and $749 million, respectively, and are included in deposits from banking clients with a corresponding amount in assets

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

retained from discontinued operations on the Company’s condensed consolidated balance sheets. The interest expense related to these client deposit balances is included in interest expense from continuing operations on the Company’s condensed consolidated statements of income of $3 million and $2 million for the first quarters of 2007 and 2006, respectively. The corresponding interest revenue on the invested cash balances related to these deposits is included in interest revenue from continuing operations on the Company’s condensed consolidated statements of income of $10 million and $8 million for the first quarters of 2007 and 2006, respectively. The interest revenue amount is calculated using the Company’s funds transfer pricing methodology, which is used by management to estimate the interest earned on the investment of these deposit balances.

13.	Restructuring Reserve

A summary of the activity in the facilities restructuring reserve related to the Company’s past restructuring initiatives, as well as certain retained restructuring-related obligations following the past sales of SSCM and Charles Schwab Europe, for the first quarter of 2007 is as follows:

Balance at December 31, 2006	$112
Restructuring credit (1)	(2)
Cash payments - net	(10)
Other (2)	1

Balance at March 31, 2007 (3)	$101

(1)	Represents change in sublease assumptions.

(2)

Primarily includes the accretion of facilities restructuring reserves, which are initially recorded at net present value. Accretion expense is recorded in occupancy and equipment expense on the Company’s condensed consolidated statements of income.

(3)	The Company expects to substantially utilize the remaining facilities restructuring reserve through cash payments for the net lease expense over the respective lease terms through 2017.

The actual costs of the remaining restructuring reserve related to these restructuring initiatives could differ from the estimated costs, depending primarily on the Company’s ability to sublease properties.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key financial and non-financial metrics in evaluating the Company’s financial position and operating performance. All information contained in this Form 10-Q is presented on a continuing operations basis unless otherwise noted. Results for the first quarters of 2007 and 2006 are shown in the following table:

	Three Months Ended March 31,		Percent Change
	2007	2006
Client Activity Metrics:
Net new client assets (in billions) (1)	$51.3	$26.4	94%
Client assets (in billions, at quarter end)	$1,305.7	$1,128.9	16%
Clients’ daily average trades (in thousands)	230.4	275.2	(16%)

Company Financial Metrics:
Net revenue growth from prior year’s period	9%	24%
Pre-tax profit margin from continuing operations	33.9%	33.5%
Return on stockholders’ equity	22%	21%
Annualized net revenue per average full-time equivalent employee (in thousands) (2)	$366	$363	1%

(1)	Includes inflows of $17.8 billion in the first quarter of 2007 related to the acquisition of The 401(k) Company.

(2)	Amount excludes 365 employees related to the acquisition of The 401(k) Company on March 31, 2007 as there was no related revenue recorded in the first quarter of 2007.

During the first quarter of 2007, the Company continued to strengthen its operating and financial performance despite heightened economic uncertainty and securities market volatility. Net new client assets of $51.3 billion for the first quarter of 2007 included $17.8 billion associated with the acquisition of The 401(k) Company, which closed on March 31, 2007. The remaining $33.5 billion of net new client assets was 27% higher than the first quarter of 2006. Total client assets rose by 16% from the first quarter of 2006 to a record $1.306 trillion at March 31, 2007. Net revenues grew on a year-over-year basis, rising by 9% compared to the first quarter of 2006. This increase was primarily due to higher interest rate spreads resulting from the higher interest rate environment, as well as growth in client assets. These factors contributed to a 15% increase in asset-based and other revenues (which include asset management and administration fees, net interest revenue, and other revenues) to a record $951 million. Total expenses in the first quarter of 2007 increased $61 million, or 9%, compared to the first quarter of 2006, primarily due to higher compensation and benefits expense, advertising and market development expense, and professional services expense. Pre-tax profit margin from continuing operations was 33.9%, which represents an increase from 33.5% in the first quarter of 2006. Net income grew to $273 million, up 12% compared to the first quarter of 2006. Return on stockholders’ equity increased to 22% in the first quarter of 2007, compared to 21% in the first quarter of 2006, as earnings grew and the Company continued to actively manage its capital base.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Discontinued Operations

On November 19, 2006, CSC entered into a definitive agreement with Bank of America Corporation (Bank of America) pursuant to which Bank of America will acquire all of the outstanding common stock of U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) for $3.3 billion in cash. The transaction is expected to close early in the third quarter of 2007. However, the closing is subject to (i) approval of new investment advisor agreements for each of the Excelsior® mutual funds by the applicable public fund board and the stockholders of each fund and (ii) other customary closing conditions. The Company estimates it will record a pre-tax gain on the sale of approximately $1.9 billion. After-tax proceeds will be used for general corporate purposes, including share repurchases and continued investment in Schwab Investor Services, Schwab Institutional, and Schwab Bank. U.S. Trust comprised all of the previously-reported U.S. Trust segment.

The results of operations, net of income taxes, and cash flows of U.S. Trust have been presented as discontinued operations on the Company’s condensed consolidated statements of income and of cash flows, respectively, and the assets and liabilities of U.S. Trust have been combined and presented as assets and liabilities of discontinued operations on the Company’s condensed consolidated balance sheets. The Company’s consolidated prior period revenues, expenses, taxes on income, assets, liabilities, and cash flows also reflect this presentation.

Business Acquisition

On March 31, 2007, the Company completed its acquisition of The 401(k) Company, which offers defined contribution plan services, for $115 million in cash. As a result of a preliminary purchase price allocation, the Company recorded goodwill of $104 million and intangible assets of $8 million. The intangible assets will be amortized over 16 years.

Subsequent Event

On April 9, 2007, Peter K. Scaturro stepped down as Chief Executive Officer of U.S. Trust and from his position on the Management Committee of CSC. Mr. Scaturro is expected to remain with the Company through the closing of the sale of U.S. Trust to Bank of America.

RESULTS OF OPERATIONS

	Three Months Ended March 31,		Percent Change
	2007	2006
Asset-based and other revenues	$951	$827	15%
Trading revenue	202	227	(11%)

Total net revenues	1,153	1,054	9%
Expenses excluding interest	762	701	9%

Income from continuing operations before taxes on income	391	353	11%
Taxes on income	(155)	(139)	12%

Income from continuing operations	236	214	10%
Income from discontinued operations, net of tax	37	29	28%

Net income	$273	$243	12%

Earnings per share – diluted	$.22	$.19
Pre-tax profit margin from continuing operations	33.9%	33.5%
Effective income tax rate on income from continuing operations	39.6%	39.4%

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

The increase in asset-based and other revenues was due to an increase in asset management and administration fees resulting from higher levels of client assets, and an increase in net interest revenue resulting from yields on assets increasing faster than those on liabilities. The decline in trading revenue was primarily due to lower daily average revenue trades, partially offset by higher average revenue earned per revenue trade.

The increase in expenses excluding interest was mainly due to higher compensation and benefits expense, advertising and market development expense, and professional services expense.

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

Financial information for the Company’s reportable segments is presented in the following table:

	Three Months Ended March 31,		Percent Change
	2007	2006
Schwab Investor Services:
Net revenues	$868	$802	8%
Expenses excluding interest	$591	$556	6%

Contribution margin	$277	$246	13%

Schwab Institutional:
Net revenues	$261	$238	10%
Expenses excluding interest	$152	$129	18%

Contribution margin	$109	$109	—

Unallocated and other:
Net revenues	$24	$14	71%
Expenses excluding interest	$19	$16	19%

Contribution margin	$5	$(2)	N/M

Total:
Net revenues	$1,153	$1,054	9%
Expenses excluding interest	$762	$701	9%

Contribution margin	$391	$353	11%

N/M	Not meaningful.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Schwab Investor Services

Net revenues increased by $66 million, or 8%, from the first quarter of 2006 due to higher asset management and administration fees and net interest revenue. Asset management and administration fees increased as a result of higher balances of client assets in the Company’s proprietary mutual funds and Mutual Fund OneSource® service, as well as balances participating in advisory and managed account service programs. Net interest revenue increased due to higher levels of market interest rates and changes in the composition of interest-earning assets, including increases in securities available for sale and loans to banking clients, as well as generally higher yields on earning assets, partially offset by higher interest rates on banking deposits due to changes in the interest rate environment. Expenses excluding interest increased by $35 million, or 6%, from the first quarter of 2006 primarily due to higher business development and other related expenses resulting from an increase in employees, as well as higher advertising and market development expense as a result of increased media spending.

Schwab Institutional

Net revenues increased by $23 million, or 10%, from the first quarter of 2006 due to higher asset management and administration fees as a result of increases in the balances of client assets in the Company’s proprietary mutual funds and Mutual Fund OneSource service. Expenses excluding interest increased by $23 million, or 18%, from the first quarter of 2006 primarily due to higher business development and other related expenses resulting from an increase in employees, as well as higher project spending.

Unallocated and Other

Net revenues increased by $10 million, or 71%, from the first quarter of 2006 due to interest on a corporate income tax refund received in the first quarter of 2007 and higher mutual fund clearing services revenues.

Net Revenues

The Company categorizes its revenues as either asset-based and other revenues or trading revenue. As shown in the following table, asset-based and other revenues and total net revenues increased, while trading revenues decreased, in the first quarter of 2007 from the first quarter of 2006.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Sources of Net Revenues

Three Months Ended March 31,

		2007		2006
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset-based and other revenues
Asset management and administration fees
Mutual fund service fees:
Proprietary funds (Schwab Funds® and Laudus Funds®)	19%	$259	22%	$218	21%
Mutual Fund OneSource®	13%	141	12%	125	12%
Other	—	15	1%	15	1%
Investment management and trust fees	20%	83	7%	69	7%
Other	13%	36	3%	32	3%

Asset management and administration fees	16%	534	45%	459	44%

Net interest revenue
Interest revenue:
Margin loans to clients	5%	208	18%	199	19%
Investments, client-related	(11%)	142	13%	160	15%
Securities available for sale	57%	91	8%	58	5%
Loans to banking clients	32%	37	3%	28	3%
Short-term investments	N/M	33	3%	8	1%
Other	11%	40	3%	36	3%

Interest revenue	13%	551	48%	489	46%
Interest expense:
Brokerage client cash balances	(12%)	96	8%	109	10%
Deposits from banking clients	97%	59	5%	30	3%
Long-term debt	—	7	1%	7	1%
Other	—	5	—	5	—

Interest expense	11%	167	14%	151	14%

Net interest revenue	14%	384	34%	338	32%

Other	10%	33	3%	30	3%

Total asset-based and other revenues	15%	951	82%	827	79%

Trading revenue
Commissions	(16%)	175	15%	208	19%
Principal transactions	42%	27	3%	19	2%

Total trading revenue	(11%)	202	18%	227	21%

Total net revenues	9%	$1,153	100%	$1,054	100%

N/M  Not meaningful.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Asset Management and Administration Fees

Asset management and administration fees include mutual fund service fees, as well as fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for transfer agent services, shareholder services, administration, and investment management provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. These fees are based upon the daily balances of client assets invested in third-party funds and the Company’s proprietary funds. The Company also earns asset management fees for advisory and managed account services, which are based on the daily balances of client assets subject to the specific fee for service. The fair values of client assets, which include proprietary and third-party mutual funds, are primarily based on quoted market prices. Asset management and administration fees may vary with changes in the balances of client assets due to market fluctuations and levels of net new client assets.

The increase in asset management and administration fees from the first quarter of 2006 was primarily due to higher mutual fund, advisory, and managed account asset balances. The $57 million, or 16%, increase in mutual fund service fees was primarily due to a 30% rise in the Company’s proprietary mutual fund asset balances and a 14% increase in asset balances in Schwab’s Mutual Fund OneSource service. The $14 million, or 20%, increase in investment management and trust fees was primarily due to higher balances of client assets participating in advisory and managed account services programs. At March 31, 2007, the Company’s total client assets increased $176.8 billion, or 16%, over the prior year due to $97.1 billion of net new client assets and $79.7 billion of net market gains.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Client-related daily average balances, interest rates, and average net interest spread for the first quarters of 2007 and 2006 are summarized in the following table:

	Three Months Ended March 31,
	2007	2006
Interest-Earning Assets (client-related and other):
Investments (client-related):
Average balance outstanding	$11,140	$15,227
Average interest rate	5.17%	4.27%
Margin loans to clients:
Average balance outstanding	$10,183	$10,353
Average interest rate	8.15%	7.79%
Securities available for sale:
Average balance outstanding (1)	$6,826	$4,745
Average interest rate	5.43%	4.93%
Loans to banking clients:
Average balance outstanding	$2,398	$2,024
Average interest rate	6.27%	5.66%

Funding Sources (client-related and other):
Interest-bearing brokerage client cash balances:
Average balance outstanding	$15,647	$20,394
Average interest rate	2.48%	2.16%
Interest-bearing banking deposits:
Average balance outstanding (1)	$11,281	$7,328
Average interest rate	2.13%	1.64%
Other interest-bearing sources:
Average balance outstanding	$1,734	$1,784
Average interest rate	2.37%	2.25%
Average noninterest-bearing portion	$1,885	$2,843

Summary:
Total average balance on interest-earning assets	$30,547	$32,349
Average yield on interest-earning assets	6.34%	5.58%
Total average balance on funding sources	$30,547	$32,349
Average interest rate on funding sources	2.19%	1.86%

Average net interest spread	4.15%	3.72%

(1)	Includes assets and liabilities retained from discontinued operations as discussed below.

The increase in net interest revenue from the first quarter of 2006 was primarily due to higher levels of market interest rates and changes in the composition of interest-earning assets, including increases in securities available for sale and loans to banking clients, as well as generally higher yields on earning assets, partially offset by higher interest rates on banking deposits due to changes in the interest rate environment. Additionally, the Company’s average net interest spread increased from the first quarter of 2006 as the average yield on interest-earning assets increased more than the average interest rate on funding sources.

The amount of excess cash held in certain Schwab brokerage client accounts that is swept into money market deposit accounts at Schwab Bank and U.S. Trust has increased significantly since the program’s inception in 2003. Average interest-bearing banking deposits increased $4.0 billion, or 54%, to $11.3 billion from the first quarter of 2006. As a result, the average securities available for sale balances increased $2.1 billion, or 44%, to $6.8 billion from the first

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

quarter of 2006, with higher levels of investments in corporate debt and mortgage-backed securities. Meanwhile, average interest-bearing brokerage client cash balances decreased $4.7 billion, or 23%, to $15.6 billion from the first quarter of 2006. The decline in the average interest-bearing brokerage client cash balances led to a corresponding decline of $4.1 billion, or 27%, in average investments of segregated client cash balances to $11.1 billion from the first quarter of 2006.

Certain interest-bearing assets and liabilities of U.S. Trust to be retained by the Company: The excess cash held in certain Schwab brokerage client accounts is swept into a money market deposit account at U.S. Trust. In 2007, Schwab will terminate this arrangement prior to the closing of the sale of U.S. Trust and move these balances to a similar existing arrangement with Schwab Bank. At March 31, 2007 and December 31, 2006, these balances totaled $747 million and $749 million, respectively, and are included in deposits from banking clients with a corresponding amount in assets retained from discontinued operations on the Company’s condensed consolidated balance sheets. The interest expense related to these client deposit balances is included in interest expense from continuing operations on the Company’s condensed consolidated statements of income of $3 million and $2 million for the first quarters of 2007 and 2006, respectively. The corresponding interest revenue on the invested cash balances related to these deposits is included in interest revenue from continuing operations on the Company’s condensed consolidated statements of income of $10 million and $8 million for the first quarters of 2007 and 2006, respectively. The interest revenue amount is calculated using the Company’s funds transfer pricing methodology.

Trading Revenue

Trading revenue includes commission revenue (generated by executing client trades) and principal transaction revenues (from client fixed income securities trading activity). The decrease in trading revenue from the first quarter of 2006 was primarily due to lower daily average revenue trades, partially offset by higher average revenue earned per revenue trade.

As shown in the following table, daily average revenue trades executed by the Company decreased 16%, while average revenue earned per revenue trade increased 7% in the first quarter of 2007 primarily due to higher revenue per trade for fixed income securities trades.

	Three Months Ended March 31,		Percent Change
	2007	2006
Daily average revenue trades (in thousands) (1)	230.4	275.2	(16%)
Number of trading days	61.0	62.0	(2%)
Average revenue earned per revenue trade	$14.33	$13.39	7%

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Expenses Excluding Interest

As shown in the table below, total expenses excluding interest increased in the first quarter of 2007 primarily due to higher compensation and benefits expense, advertising and market development expense, and professional services expense.

	Three Months Ended March 31,		Percent Change
	2007	2006
Compensation and benefits	$430	$409	5%
Professional services	74	63	17%
Occupancy and equipment	68	62	10%
Advertising and market development	66	49	35%
Communications	49	44	11%
Depreciation and amortization	39	41	(5%)
Other	36	33	9%

Total expenses excluding interest	$762	$701	9%

Expenses as a percentage of total net revenues:
Total expenses, excluding interest	66.1%	66.5%
Advertising and market development	5.7%	4.6%

Compensation and Benefits

The increase in compensation and benefits expense from the first quarter of 2006 was primarily due to higher levels of incentives to employees as a result of the Company’s improved financial performance, and higher payroll taxes and health insurance. The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended March 31,		Percent Change
	2007	2006
Salaries and wages	$237	$232	2%
Incentive compensation (1)	116	109	6%
Employee benefits and other	77	68	13%

Total compensation and benefits expense	$430	$409	5%

Compensation and benefits expense as a percentage of total net revenues:
Salaries and wages	20.6%	22.0%
Incentive compensation	10.1%	10.3%
Employee benefits and other	6.6%	6.5%

Total compensation and benefits expense	37.3%	38.8%

Full-time equivalent employees (in thousands) (2)
At quarter end	13.0	11.7	11%
Average	12.7	11.6	9%

(1)	Includes incentives, discretionary bonus costs, long-term incentive plan compensation, and stock-based compensation.

(2)

Includes full-time, part-time and temporary employees, and persons employed on a contract basis, but excludes professional services related to outsourced service providers. In 2007, includes 365 employees related to the acquisition of The 401(k) Company on March 31, 2007.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Net revenue growth continued to outpace compensation and benefits expense growth, resulting in a declining ratio of compensation and benefits expense as a percentage of total net revenues. In addition, salaries and wages per average full-time equivalent employee decreased 6% from the first quarter of 2006 due to severance charges incurred during the first quarter of 2006.

Expenses Excluding Compensation and Benefits

The increase in advertising and marketing development expense from the first quarter of 2006 was primarily due to higher media spending related to the Company’s “Talk to ChuckTM” national advertising campaign. The increase in professional services expense from the first quarter of 2006 was primarily due to increases in fees paid to outsourced service providers and consultants.

LIQUIDITY AND CAPITAL RESOURCES

CSC conducts substantially all of its business through its wholly-owned subsidiaries. The capital structure among CSC and its subsidiaries is designed to provide each entity with capital and liquidity to meet its operational needs and regulatory requirements.

CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended. In July 2006, USTC (currently reflected as a discontinued operation for financial statement purposes) became a financial holding company. CSC and its depository institution subsidiaries, which include Schwab Bank and U.S. Trust, are subject to the Federal Reserve Board’s risk-based and leverage capital guidelines. These regulations require banks and bank holding companies to maintain minimum levels of capital. In addition, CSC’s depository institution subsidiaries are subject to limitations on the amount of dividends they can pay to CSC. Based on their respective regulatory capital ratios at March 31, 2007 and December 31, 2006, the Company’s depository institution subsidiaries are considered well capitalized.

Liquidity

CSC

CSC’s liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. Charles Schwab & Co., Inc. (Schwab) and Schwab Bank are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC’s subsidiaries will continue to be the primary funding source in meeting CSC’s liquidity needs, providing adequate liquidity to meet Schwab Bank’s capital guidelines, and maintaining Schwab’s net capital.

CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, share repurchases, acquisitions, and other investments. The Medium-Term Notes, of which $262 million was issued and outstanding at March 31, 2007, have maturities ranging from 2007 to 2010 and fixed interest rates ranging from 6.52% to 8.05% with interest payable semiannually. The Medium-Term Notes are rated A2 by Moody’s Investors Service (Moody’s), A- by Standard & Poor’s Ratings Group (S&P), and A by Fitch Ratings, Ltd. (Fitch).

CSC has a prospectus supplement on file with the Securities and Exchange Commission (SEC) enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At March 31, 2007, all of these notes remained unissued.

CSC has a Registration Statement under the Securities Act of 1933 on Form S-3 on file with the SEC relating to a universal shelf registration for the issuance of up to $1.0 billion aggregate amount of various securities, including

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

common stock, preferred stock, debt securities, and warrants. At March 31, 2007, all of these securities remained unissued.

CSC has authorization from its Board of Directors to issue commercial paper up to the amount of CSC’s committed, unsecured credit facility (see below), not to exceed $1.5 billion. At March 31, 2007, no commercial paper has been issued. CSC’s ratings for these short-term borrowings are P-1 by Moody’s, A-2 by S&P, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of eighteen banks which is scheduled to expire in June 2007. CSC plans to establish a similar facility to replace this one when it expires. These facilities were unused during the first quarter of 2007. Any issuances under CSC’s commercial paper program will reduce the amount available under this facility. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of stockholders’ equity, Schwab to maintain a minimum net capital ratio, as defined, and CSC’s depository institution subsidiaries to be well capitalized, as defined. Management believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $792 million of the $842 million uncommitted, unsecured bank credit lines, provided by eight banks that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. These lines were not used by CSC during the first quarter of 2007.

Schwab

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $18.4 billion and $19.9 billion at March 31, 2007 and December 31, 2006, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.

The Company has a lease financing liability related to an office building and land under a 20-year lease. The remaining lease financing liability of $124 million at March 31, 2007 is being reduced by a portion of the lease payments over the remaining lease term.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of eight banks totaling $842 million at March 31, 2007. The need for short-term borrowings arises primarily from timing differences between cash flow requirements and the scheduled liquidation of interest-bearing investments. Schwab used such borrowings for five days during the first quarter of 2007, with daily amounts borrowed averaging $187 million. There were no borrowings outstanding under these lines at March 31, 2007.

To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured letter of credit agreements with eleven banks in favor of the OCC aggregating $1.1 billion at March 31, 2007. Schwab pays a fee to maintain these arrangements. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging letters of credit (LOCs), in favor of these brokerage clients, which are issued by multiple banks. Schwab also pays a fee to maintain these arrangements. At March 31, 2007, the aggregate face amount of these outstanding LOCs totaled $212 million. No funds were drawn under these LOCs at March 31, 2007.

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At March 31, 2007, Schwab’s net capital was $1.1 billion (9.5% of aggregate debit balances), which was $837 million in excess of its minimum required net capital and $500 million in excess of 5% of aggregate debit balances. Schwab targets net capital to be at least 10% of its aggregate debit balances, which primarily consist of client margin loans.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility which is scheduled to expire in March 2008. The amount outstanding under this facility at March 31, 2007 was $220 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

Schwab Bank

Schwab Bank’s current liquidity needs are generally met through deposits from banking clients and equity capital.

The excess cash held in certain Schwab brokerage client accounts is swept into a money market deposit account at Schwab Bank. At March 31, 2007, these balances totaled $10.3 billion.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, CSC provides Schwab Bank with a $100 million short-term credit facility maturing in December 2007. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. No funds were drawn under this facility at March 31, 2007.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System (FHLB). At March 31, 2007, $678 million was available, and no funds were drawn under this facility.

U.S. Trust (currently reflected as a discontinued operation for financial statement purposes)

The liquidity needs of U.S. Trust are generally met through deposits from banking clients, equity capital, and borrowings.

The excess cash held in certain Schwab brokerage client accounts is swept into a money market deposit account at U.S. Trust. At March 31, 2007, these balances totaled $747 million.

In addition to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements, USTC’s depository institution subsidiaries have established their own external funding sources. At December 31, 2006, U.S. Trust had $52 million in Trust Preferred Capital Securities outstanding with a fixed interest rate of 8.41%. On February 1, 2007, U.S. Trust redeemed all of the outstanding Trust Preferred Capital Securities.

Certain of USTC’s depository institution subsidiaries have established credit facilities with the FHLB totaling $2.3 billion. At March 31, 2007, $100 million was outstanding under these facilities. Additionally, at March 31, 2007, U.S. Trust had $308 million of federal funds purchased.

U.S. Trust also engages in intercompany repurchase agreements with Schwab and had $200 million outstanding at March 31, 2007.

CSC provides U.S. Trust with a $300 million short-term credit facility maturing in December 2007. Borrowings under this facility do not qualify as regulatory capital for U.S. Trust. No funds were drawn under this facility at March 31, 2007.

U.S. Trust uses interest rate swap agreements (Swaps) with third parties to hedge the interest rate risk primarily associated with its variable rate deposits from banking clients. These Swaps are structured for U.S. Trust to receive a variable rate of interest and pay a fixed rate of interest. At March 31, 2007, the Swaps had a notional value of $610 million and a fair value of $4 million.

Prior to or as of the closing date of the sale of U.S. Trust, all of the intercompany arrangements with U.S. Trust disclosed above will be cancelled or terminated. Management does not expect the cancellations and terminations to have a material impact on the Company’s financial position, results of operations, EPS, or cash flows.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Concentration Risk

The Company’s most significant concentration of risk is its exposure to securities issued or collateralized by the U.S. Government and its agencies (U.S. Government securities). The Company’s direct market risk exposure, primarily from investments in securities available for sale, amounted to $2.5 billion at March 31, 2007. The Company maintains indirect exposure to U.S. Government securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government securities only in the event of the counterparty’s default on the resale agreements. U.S. Government securities held as collateral for resale agreements at March 31, 2007 totaled $4.7 billion.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio of less than 20%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at March 31, 2007 was $5.3 billion, down $74 million, or 1%, from December 31, 2006. At March 31, 2007, the Company had long-term debt of $387 million, or 7% of total financial capital, that bears interest at a weighted-average rate of 7.02%. At December 31, 2006, the Company had long-term debt of $388 million, or 7% of total financial capital.

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

In the first quarter of 2007, cash and cash equivalents decreased $1.3 billion, or 28%, to $3.3 billion primarily due to a decrease in payables to brokerage clients and an increase in net securities available for sale. These changes were partially offset by an increase in deposits from banking clients and movements of brokerage client related funds to meet segregation requirements.

Capital Expenditures

In the first quarters of 2007 and 2006, the Company’s capital expenditures were $39 million and $19 million, respectively. Capital expenditures in the first quarters of 2007 and 2006 were primarily for software and equipment relating to the Company’s information technology systems. Capital expenditures include capitalized costs for developing internal-use software of $13 million in the first quarter of 2007 and $6 million in the first quarter of 2006.

Dividends

During the first quarters of 2007 and 2006, CSC paid common stock cash dividends of $63 million and $32 million, respectively.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Share Repurchases

On January 24, 2007, the Board of Directors authorized the repurchase of up to $500 million of CSC’s common stock in addition to the remaining authorization previously granted by the Board of Directors. During the first quarter of 2007, CSC repurchased 21 million shares of its common stock for $391 million. CSC repurchased 10 million shares of its common stock for $154 million in the first quarter of 2006. As of March 31, 2007, CSC had remaining authority to repurchase up to $197 million of its common stock. On April 25, 2007, the Board of Directors authorized the repurchase of up to $500 million of common stock in addition to this remaining authorization.

Acquisition and Divestiture

Upon completion of the pending sale of U.S. Trust in 2007, the Company will receive pre-tax proceeds of approximately $3.3 billion. The Company plans to use the net proceeds for general corporate purposes, including share repurchases and continued investment in Schwab Investor Services, Schwab Institutional, and Schwab Bank.

On March 31, 2007, the Company completed its acquisition of The 401(k) Company for $115 million in cash.

Off-Balance-Sheet Arrangements

The Company enters into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit. Additionally, the Company enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For discussion on the Company’s off-balance-sheet arrangements, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and note “8 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements.

RISK MANAGEMENT

For discussion on the Company’s principal risks and some of the policies and procedures for risk identification, assessment, and management, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. For a discussion on liquidity risk, see “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” for additional information relating to market risk.

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

CRITICAL ACCOUNTING ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to these critical accounting estimates during the first quarter of 2007.

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

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things:

•

the impact on the Company’s financial position and results of operations related to the pending sale of U.S. Trust (see notes “1 – Basis of Presentation” and “12 – Discontinued Operations” in the Notes to Condensed Consolidated Financial Statements, Overview – Discontinued Operations, Results of Operations – Net Interest Revenue, and Liquidity and Capital Resources) ;

•	the impact of changes in unrecognized tax benefits on the Company’s results of operations (see note “4 – Taxes on Income” in the Notes to Condensed Consolidated Financial Statements);

•

the impact of changes in the likelihood of indemnification payment obligations on the Company’s results of operations (see note “8 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements);

•

the impact of legal proceedings and regulatory matters (see note “8 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements and Part II – Other Information, Item 1 – Legal Proceedings);

•	the impact of changes in the income tax benefit related to the pending sale of U.S. Trust (see note “12 – Discontinued Operations in the Notes to Condensed Consolidated Financial Statements);

•

the impact of changes in estimated costs related to past restructuring initiatives on the Company’s results of operations (see note “13 – Restructuring Reserve” in the Notes to Condensed Consolidated Financial Statements);

•	sources of liquidity and capital (see Liquidity and Capital Resources); and

•	target capital ratios (see Liquidity and Capital Resources).

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

Important factors that may cause such differences are noted in this interim report and include, but are not limited to:

•	unanticipated adverse developments in litigation or regulatory matters;

•	the Company’s ability to sublease certain properties;

•	the amount of loans to the Company’s banking and brokerage clients;

•	the level of the Company’s stock repurchase activity;

•	the timing and impact of the settlement of tax audits;

•	potential breaches of contractual terms for which the Company has indemnification obligations;

•	changes in the income tax benefit based on the results of a tax survey related to the pending sale of U.S. Trust; and

•	the timing and impact of pending strategic transactions.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

THE CHARLES SCHWAB CORPORATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for loss due to a change in the value of a financial instrument held by the Company as a result of fluctuations in interest rates or equity prices.

For the Company’s market risk related to its interest rate risk, it has disclosed below a sensitivity analysis, referred to as a net interest revenue simulation model. The Company is exposed to interest rate risk primarily from changes in the interest rates on its interest-earning assets (mainly margin loans to clients, investments, loans to banking clients, mortgage-backed securities, and other fixed-rate investments) and its funding sources (including brokerage client cash balances, banking deposits, proceeds from stock-lending activities, and long-term debt) which finance these assets. To mitigate the risk of loss, the Company has established policies and procedures which include setting guidelines on the amount of net interest revenue at risk, and by monitoring the net interest margin and average maturity of its interest-earning assets and funding sources. To remain within these guidelines, the Company manages the maturity, repricing, and cash flow characteristics of the investment portfolios. The Company also has the ability to adjust the rates paid on certain brokerage client cash balances and certain banking deposits and the rates charged on margin loans.

The Company has market risk as a result of fluctuations in equity prices. However, the Company’s exposure to equity prices is not material. Additionally, the Company’s market risk related to financial instruments held for trading, financial instruments held for purposes other than trading, interest rate swaps related to a portion of its fixed interest rate medium-term notes, and forward sale and interest rate lock commitments related to its loans held for sale portfolio is not material.

Net Interest Revenue Simulation

The Company uses net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation model (the model) includes all interest-sensitive assets and liabilities, as well as Swaps utilized by the Company to hedge its interest rate risk. Key variables in the model include the repricing of financial instruments, prepayment and reinvestment assumptions, and product pricing assumptions. Historically, the Company included additional variables (e.g., changes in the balances of client loans, deposits, brokerage client cash, and changes in the level and term structure of interest rates) in the model assumptions. Effective in 2007 for all periods presented, the Company uses constant balances and market rates in the model assumptions in order to minimize the number of variables and to better isolate risks. The simulations involve assumptions that are inherently uncertain and, as a result, cannot precisely estimate net interest revenue or precisely predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to balance growth or decline, the timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies, including changes in asset and liability mix.

As demonstrated by the simulations presented below, the Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets are repricing more quickly than interest-bearing liabilities).

THE CHARLES SCHWAB CORPORATION

The forward-looking simulations in the following table exclude all of U.S. Trust’s net interest revenue and assume that the sale will close early in the third quarter of 2007. In addition, the simulations assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 200 basis point increase or decrease in interest rates relative to current market rates forecast on simulated net interest revenue over the next twelve months at March 31, 2007 and December 31, 2006.

Percentage Increase (Decrease)	March 31, 2007	December 31, 2006
Increase of 200 basis points	6.7%	7.4%
Decrease of 200 basis points	(5.0%)	(5.5%)

The simulations show a decrease in exposure to rate changes at March 31, 2007 from December 31, 2006, and the Company remains positioned to experience increases in net interest revenue as rates rise and decreases as rates fall.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to claims and lawsuits in the ordinary course of its business, including arbitrations, class actions, and other litigation, some of which include claims for substantial or unspecified damages. The Company is also the subject of inquiries, investigations, and proceedings by various regulatory and other governmental agencies. In addition, the Company is responding to certain litigation claims brought against former subsidiaries pursuant to indemnities it has provided to purchasers of those entities. Certain of these matters are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Company believes it has strong defenses in all significant matters currently pending and is vigorously contesting liability and the damages claimed. Nevertheless, some of these matters may result in adverse judgments or awards, including penalties, injunctions, or other relief, and the Company may also determine to settle a matter because of the uncertainty and risks of litigation. Predicting the outcome of a matter is inherently difficult, particularly where claimants seek substantial or unspecified damages, or when investigations or legal proceedings are at an early stage. In many cases, it is not possible to determine whether a loss will be incurred or to estimate the range of that loss until the matter is close to resolution. However, based on current information and consultation with counsel, management believes that the resolution of matters currently pending will not have a material adverse impact on the financial

THE CHARLES SCHWAB CORPORATION

condition or cash flows of the Company, but could be material to the Company’s operating results for a particular future period, depending on results for that period.

Item 1A.	Risk Factors

During the first quarter of 2007, there have been no material changes to the risk factors in “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the first quarter of 2007.

Month	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in millions)
January:
Share Repurchase Program (1)	4,384	$18.50	4,384	$506
Employee Transactions (2)	23	$18.90	N/A	N/A
February:
Share Repurchase Program (1)	12,953	$19.13	12,953	$258
Employee Transactions (2)	240	$19.02	N/A	N/A
March:
Share Repurchase Program (1)	3,366	$18.20	3,366	$197
Employee Transactions (2)	12	$18.34	N/A	N/A

Total:
Share Repurchase Program (1)	20,703	$18.85	20,703	$197
Employee Transactions (2)	275	$18.98	N/A	N/A

N/A  Not applicable.

(1)

All shares were repurchased under authorizations by CSC’s Board of Directors covering up to $500 million each of common stock publicly announced by the Company on July 25, 2006 and January 24, 2007, respectively. The authorization announced on July 25, 2006 has been exhausted. The remaining authorization does not have an expiration date.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

THE CHARLES SCHWAB CORPORATION

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit
10.289	Form of Notice and Restricted Stock Agreement for Walter W. Bettinger under The Charles Schwab Corporation 2004 Stock Incentive Plan dated February 20, 2007.	(2)

10.290	Summary of Non-Employee Director Compensation (supersedes Exhibit 10.274).	(2)

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

(1)	Furnished as an exhibit to this quarterly report on Form 10-Q.

(2)	Management contract or compensatory plan.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date: May 8, 2007	/s/ Christopher V. Dodds
Christopher V. Dodds
Executive Vice President and
Chief Financial Officer