Form 10-Q
period 2007-06-30
SCHWAB CHARLES CORP
filed 2007-08-07
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

1,254,087,543 shares of $.01 par value Common Stock

Outstanding on July 31, 2007

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2007

Part I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Revenues
Asset management and administration fees	$586	$479	$1,120	$938

Interest revenue	553	533	1,104	1,022
Interest expense	(164)	(168)	(331)	(319)

Net interest revenue	389	365	773	703

Trading revenue	198	210	400	437
Other	32	39	65	69

Total net revenues	1,205	1,093	2,358	2,147

Expenses Excluding Interest
Compensation and benefits	449	407	879	816
Professional services	81	71	155	134
Occupancy and equipment	70	66	138	128
Advertising and market development	52	55	118	104
Communications	51	47	100	91
Depreciation and amortization	39	39	78	80
Other	39	39	75	72

Total expenses excluding interest	781	724	1,543	1,425

Income from continuing operations before taxes on income	424	369	815	722
Taxes on income	(168)	(146)	(323)	(285)

Income from continuing operations	256	223	492	437
Income from discontinued operations, net of tax	36	28	73	57

Net Income	$292	$251	$565	$494

Weighted-Average Common Shares Outstanding — Diluted	1,257	1,294	1,262	1,295

Earnings Per Share - Basic
Income from continuing operations	$.21	$.17	$.39	$.34
Income from discontinued operations, net of tax	$.03	$.03	$.06	$.05
Net income	$.24	$.20	$.45	$.39
Earnings Per Share - Diluted
Income from continuing operations	$.20	$.17	$.39	$.34
Income from discontinued operations, net of tax	$.03	$.02	$.06	$.04
Net income	$.23	$.19	$.45	$.38

Dividends Declared Per Common Share	$.050	$.030	$.100	$.055

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$3,471	$4,507
Cash and investments segregated and on deposit for federal or other regulatory purposes (1) (including resale agreements of $3,616 in 2007 and $4,740 in 2006)	9,148	10,862
Securities owned — at market value (including securities pledged of $8 in 2007 and $5 in 2006)	8,249	6,386
Receivables from brokers, dealers, and clearing organizations	1,022	650
Receivables from brokerage clients — net	11,339	10,927
Loans to banking clients — net	2,727	2,334
Loans held for sale	43	30
Equipment, office facilities, and property — net	609	602
Goodwill	524	419
Deferred tax assets	405	406
Other assets	554	524
Assets retained from discontinued operations	—	749
Assets of discontinued operations	10,913	10,596

Total	$49,004	$48,992

Liabilities and Stockholders’ Equity
Deposits from banking clients	$11,685	$11,020
Drafts payable	294	324
Payables to brokers, dealers, and clearing organizations	2,151	1,498
Payables to brokerage clients	18,758	20,621
Accrued expenses and other liabilities	1,082	1,069
Long-term debt	384	388
Liabilities of discontinued operations	9,576	9,064

Total liabilities	43,930	43,984

Stockholders’ equity:
Preferred stock — 9,940,000 shares authorized; $.01 par value per share; none issued	—	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,392,091,544 shares issued	14	14
Additional paid-in capital	1,985	1,868
Retained earnings	5,308	4,901
Treasury stock — 140,211,421 and 126,904,699 shares in 2007 and 2006, respectively, at cost	(2,177)	(1,739)
Accumulated other comprehensive loss	(56)	(36)

Total stockholders’ equity	5,074	5,008

Total	$49,004	$48,992

(1)

Amounts included represent actual balances on deposit, whereas cash and investments required to be segregated for federal or other regulatory purposes at June 30, 2007 and December 31, 2006, excluding $201 million of intercompany repurchase agreements and associated interest at December 31, 2006, were $9,494 million and $11,063 million, respectively. The Company deposited a net amount of $690 million and $554 million into its segregated bank accounts on July 3 and January 3, 2007, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$565	$494
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(73)	(57)
Depreciation and amortization	78	80
Stock-based compensation expense	26	18
Excess tax benefits from stock-based compensation	(59)	(34)
Provision for deferred income taxes	16	(3)
Other	6	(6)
Originations of loans held for sale	(418)	(358)
Proceeds from sales of loans held for sale	406	352
Net change in:
Cash and investments segregated and on deposit for federal or other regulatory purposes	1,714	3,471
Securities owned (excluding securities available for sale)	55	165
Receivables from brokers, dealers, and clearing organizations	(372)	186
Receivables from brokerage clients	(415)	(152)
Other assets	(26)	12
Drafts payable	(30)	(30)
Payables to brokers, dealers, and clearing organizations	653	441
Payables to brokerage clients	(1,863)	(3,181)
Accrued expenses and other liabilities	(11)	(17)
Net change provided by discontinued operations	389	378

Net cash provided by operating activities	641	1,759

Cash Flows from Investing Activities
Purchases of securities available for sale	(2,904)	(2,752)
Proceeds from sales of securities available for sale	—	81
Proceeds from maturities, calls, and mandatory redemptions of securities available for sale	997	382
Net increase in loans to banking clients	(408)	(204)
Purchase of equipment, office facilities, and property	(83)	(49)
Proceeds from sales of equipment, office facilities, and property	—	62
Cash payments for business combinations, net of cash acquired	(117)	—
Cash payments for investments, net	—	6
Net cash provided by (used for) discontinued operations	67	(177)

Net cash used for investing activities	(2,448)	(2,651)

Cash Flows from Financing Activities
Net change in deposits from banking clients	665	2,290
Excess tax benefits from stock-based compensation	59	34
Repayment of long-term debt	—	(40)
Dividends paid	(125)	(71)
Purchase of treasury stock	(624)	(455)
Proceeds from stock options exercised and other	233	142
Net cash provided by discontinued operations	563	—

Net cash provided by financing activities	771	1,900

(Decrease) Increase in Cash and Cash Equivalents	(1,036)	1,008
Cash and Cash Equivalents at Beginning of Period	4,507	1,905

Cash and Cash Equivalents at End of Period	$3,471	$2,913

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

The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in conformity with generally accepted accounting principles in the U.S. (GAAP). All adjustments were of a normal recurring nature. Certain prior-year amounts have been reclassified to conform to the 2007 presentation. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Current Report on Form 8-K, as filed with the SEC on July 17, 2007. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period.

On November 19, 2006, the Company entered into a definitive agreement with Bank of America Corporation (Bank of America) pursuant to which Bank of America agreed to acquire all of the outstanding common stock of U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust), a subsidiary which provides wealth management services. The transaction was completed on July 1, 2007; accordingly, these financial statements reflect U.S. Trust as a discontinued operation for all periods.

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

Interest revenue: Interest revenue represents interest earned on certain assets, which include margin loans to brokerage clients, investments of segregated client cash balances, loans to banking clients, and securities available for sale. Interest revenue is recognized in the period earned based upon average daily asset balances and respective interest rates.

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

Cash and investments segregated and on deposit for federal or other regulatory purposes include securities purchased under agreements to resell (resale agreements), which are collateralized by U.S. government securities, and certificates of deposit. Resale agreements are collateralized investing transactions that are recorded at their contractual amounts plus accrued interest. The Company obtains control of collateral (U.S. government and agency securities) with a market value equal to or in excess of the principal amount loaned and accrued interest under resale agreements. Collateral is valued daily by the Company, with additional collateral obtained when necessary. Certificates of deposit are recorded at market value.

Securities owned include securities available for sale which are recorded at fair value based on quoted market prices, where available. Mortgage-backed securities are not exchange traded and are valued based on dealer quotes or discounted cash flow models with expected cash flow and yield assumption inputs. Long-term certificates of deposit are recorded at market value. Unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders’ equity. Realized gains and losses from sales of securities available for sale are determined on a specific identification basis and are included in other revenue.

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

Receivables from brokerage clients include margin loans to clients and are stated net of allowance for doubtful accounts of $1 million at June 30, 2007 and $2 million at December 31, 2006. Cash receivables from brokerage clients that remain unsecured or partially secured for more than 30 days are fully reserved. There were no significant losses recognized during the periods presented. At June 30, 2007 and December 31, 2006, the weighted-average interest rate charged on margin loan balances was 8.0% and 8.2%, respectively.

Loans to banking clients are stated net of allowance for loan losses of $5 million and $4 million at June 30, 2007 and December 31, 2006, respectively. The allowance is established through charges to income based on management’s evaluation of the existing portfolio. The adequacy of the allowance is reviewed regularly by management, taking into consideration current economic conditions, the existing loan portfolio composition, past loss experience and risks inherent in the portfolio, including the value of impaired loans.

Nonperforming assets included in loans to banking clients consist of financial instruments where the Company has stopped accruing interest (non-accrual financial instruments). Interest accruals are discontinued when principal or interest is contractually past due 90 days or more (unless the loans are both well-secured and in the process of collection), or when the full timely collection of interest or principal becomes uncertain. Non-accrual financial instruments are returned to accrual status only when all delinquent principal and interest payments become current and the collectibility of future principal and interest on a timely basis is reasonably assured.

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

Income taxes: The Company provides for income taxes on all transactions that have been recognized in the consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes (SFAS No. 109). Accordingly, deferred tax assets are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax assets and deferred tax liabilities, as well as other changes in income tax laws, are recorded in earnings in the period during which such changes are enacted. Beginning January 1, 2007, the Company records uncertain tax positions in accordance with Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. See note 4, “Accounting for Income Taxes,” for disclosures pursuant to FIN No. 48.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

A summary of the Company’s stock-based compensation expense and related income tax benefit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock option expense	$4	$4	$7	$8
Restricted stock expense	10	5	19	10

Total stock-based compensation	$14	$9	$26	$18

Income tax benefit on stock-based compensation	$5	$3	$10	$7

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

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. Goodwill is tested for impairment annually and whenever indications of impairment exist. In testing for a potential impairment of goodwill, management estimates the fair value of each of the Company’s reporting units (defined as the Company’s businesses for which financial information is available and reviewed regularly by management), and compares it to their carrying value. If the estimated fair value of a reporting unit is less than its carrying value, management is required to estimate the fair value of all assets and liabilities of the reporting unit, including goodwill. If the carrying value of the reporting unit’s goodwill is greater than the estimated fair value, an impairment charge is recognized for the excess. The Company has elected April 1 as its annual impairment testing date. At June 30, 2007 and December 31, 2006, the Company’s goodwill balance was $524 million and $419 million, respectively.

The carrying amount of goodwill by reportable segment is presented in the following table:

	June 30, 2007	December 31, 2006
Schwab Investor Services	$416	$416
Schwab Corporate and Retirement Services	108	3

Total	$524	$419

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

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities was issued in February 2007 and is effective beginning January 1, 2008. This statement permits entities to elect to measure eligible financial instruments, commitments, and certain other arrangements at fair value at specified election dates with changes in fair value recognized in earnings at each subsequent reporting period. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its financial position, results of operations, EPS, and cash flows.

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

On March 31, 2007, the Company completed its acquisition of The 401(k) Company, which offers defined contribution plan services, for $115 million in cash. As of June 30, 2007, the Company’s condensed consolidated financial statements include The 401(k) Company as a wholly-owned subsidiary of CSC. Pro-forma financial information for The 401(k) Company is not presented as it is not material to the Company’s condensed consolidated financial statements.

The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of acquired assets. Any excess of the purchase price over the fair value of the acquired net assets is recorded as goodwill. As a result of a purchase price allocation, the Company recorded goodwill of $105 million and intangible assets of $8 million, both of which are deductible for tax purposes over a period of 15 years. The intangible assets, which relate to customer relationships, will be amortized on a straight-line basis over 16 years. The goodwill is attributable to the Schwab Corporate and Retirement Services segment.

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

With the implementation of FIN No. 48 on January 1, 2007, the Company recorded a charge to retained earnings of $17 million related to various federal and state income tax matters, including estimated interest. The balance of the Company’s unrecognized tax benefits at June 30 and January 1, 2007 is approximately $21 million and $20 million, respectively, which includes $16 million and $15 million, respectively, related to discontinued operations. The Company’s unrecognized tax benefits, which are included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets, represent the difference between positions taken on tax return filings compared to the requirements under FIN No. 48 to consider potential tax settlement outcomes. Resolving these uncertain tax matters in the Company’s favor would reduce income tax expense from continuing operations by $5 million.

The Company recognizes interest and penalties related to unrecognized tax benefits in taxes on income. Interest charges for the second quarter and first half of 2007 were $1 million. At June 30, 2007, the Company had a liability for estimated interest on the unrecognized tax benefits of $5 million, which includes $3 million related to discontinued operations.

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

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$292	$251	$565	$494
Other comprehensive loss:
Change in unrealized gain on cash flow hedging instruments:
Unrealized gain	3	9	1	20
Income tax expense	(1)	(4)	—	(9)

Net	2	5	1	11

Change in unrealized loss on securities available for sale:
Unrealized loss	(49)	(32)	(36)	(69)
Income tax benefit	20	13	15	30

Net	(29)	(19)	(21)	(39)

Total other comprehensive loss	(27)	(14)	(20)	(28)

Comprehensive income	$265	$237	$545	$466

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$292	$251	$565	$494

Weighted-average common shares outstanding – basic	1,243	1,278	1,247	1,280
Common stock equivalent shares related to stock incentive plans	14	16	15	15

Weighted-average common shares outstanding – diluted (1)	1,257	1,294	1,262	1,295

Basic EPS:
Income from continuing operations	$.21	$.17	$.39	$.34
Income from discontinued operations, net of tax	$.03	$.03	$.06	$.05
Net income	$.24	$.20	$.45	$.39

Diluted EPS:
Income from continuing operations	$.20	$.17	$.39	$.34
Income from discontinued operations, net of tax	$.03	$.02	$.06	$.04
Net income	$.23	$.19	$.45	$.38

(1)

Antidilutive stock options excluded from the calculation of diluted earnings per share were 24 million and 34 million shares for the second quarters of 2007 and 2006, respectively, and 27 million and 35 million shares for the first halves of 2007 and 2006, respectively.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

The regulatory capital and ratios including discontinued operations are as follows:

		Actual		Minimum Capital Requirement		Minimum to be Well Capitalized (1)
June 30, 2007		Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital:	Company	$ 4,057	15.2%	$ 1,067	4.0%	N/A
	Schwab Bank	$ 808	15.4%	$ 210	4.0%	$ 315	6.0%
	U.S. Trust	$ 832	12.9%	$ 257	4.0%	N/A
	United States Trust NA	$ 730	11.6%	$ 251	4.0%	$ 376	6.0%

Total Capital:	Company	$ 4,089	15.3%	$ 2,135	8.0%	N/A
	Schwab Bank	$ 814	15.5%	$ 421	8.0%	$ 526	10.0%
	U.S. Trust	$ 857	13.3%	$ 515	8.0%	N/A
	United States Trust NA	$ 756	12.0%	$ 502	8.0%	$ 627	10.0%

Leverage:	Company	$ 4,057	8.6%	$ 1,895	4.0%	N/A
	Schwab Bank	$ 808	6.6%	$ 493	4.0%	$ 616	5.0%
	U.S. Trust	$ 832	8.0%	$ 416	4.0%	N/A
	United States Trust NA	$ 730	7.2%	$ 407	4.0%	$ 509	5.0%

		Actual		Minimum Capital Requirement		Minimum to be Well Capitalized (1)
December 31, 2006		Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital:	Company	$ 4,137	15.5%	$ 1,066	4.0%	N/A
	Schwab Bank	$ 705	14.1%	$ 200	4.0%	$ 300	6.0%
	U.S. Trust	$ 875	13.6%	$ 258	4.0%	N/A
	United States Trust NA	$ 735	11.7%	$ 252	4.0%	$ 377	6.0%

Total Capital:	Company	$ 4,168	15.6%	$ 2,132	8.0%	N/A
	Schwab Bank	$ 709	14.2%	$ 400	8.0%	$ 500	10.0%
	U.S. Trust	$ 901	14.0%	$ 516	8.0%	N/A
	United States Trust NA	$ 761	12.1%	$ 503	8.0%	$ 629	10.0%

Leverage:	Company	$ 4,137	8.9%	$ 1,857	4.0%	N/A
	Schwab Bank	$ 705	6.7%	$ 420	4.0%	$ 525	5.0%
	U.S. Trust	$ 875	7.9%	$ 443	4.0%	N/A
	United States Trust NA	$ 735	6.8%	$ 434	4.0%	$ 543	5.0%

N/A	Not applicable.

(1)	Applicable only to depository institutions.

Based on their respective regulatory capital ratios at June 30, 2007 and December 31, 2006, Schwab Bank and United States Trust NA are considered well capitalized (the highest category) pursuant to banking regulatory guidelines.

Schwab is subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule). Schwab computes net capital under the alternative method permitted by this Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. At June 30, 2007, 2% of aggregate debits was $242 million, which exceeded the minimum dollar requirement for Schwab of $250,000. At June 30, 2007, Schwab’s net capital was $1.1 billion (9.3% of aggregate debit balances), which was $886 million in excess of its minimum required net capital and $523 million in excess of 5% of aggregate debit balances. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

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

Separately, the Company has guaranteed certain payments in the event of a termination of certain mutual fund sub-advisor agreements, related to the adoption of AXA Rosenberg LLC’s U.S. family of mutual funds, known as the Laudus Funds®. Additionally, the Company has provided indemnifications related to facility leases and technology services to a counterparty in connection with the disposition of certain of its assets. At June 30, 2007, the Company’s maximum potential future liability under these agreements was approximately $140 million. Further, as discussed below under “Legal contingencies,” the Company provided an indemnification to UBS Securities LLC and UBS Americas Inc. (collectively referred to as UBS) for expenses associated with certain litigation. At June 30, 2007, the Company has a recorded liability of approximately $30 million reflecting the estimated fair value of these guarantees and indemnifications. The fair value of these guarantees and indemnifications is not necessarily indicative of amounts that would be paid in the event a payment was required.

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company satisfies the margin requirements by arranging LOCs, in favor of the clearing houses, which are issued by multiple banks. At June 30, 2007, the aggregate face amount of these outstanding LOCs totaled $1.1 billion. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At June 30, 2007, the aggregate face amount of these outstanding LOCs totaled $201 million. No funds were drawn under these LOCs at June 30, 2007.

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

	June 30, 2007	December 31, 2006
Notional principal amount	$253	$253
Weighted-average variable interest rate	7.91%	7.91%
Weighted-average fixed interest rate	7.78%	7.78%
Weighted-average maturity (in years)	2.2	2.7

These Swaps have been designated as fair value hedges under SFAS No. 133. Changes in the fair value of the Swaps

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

are offset by changes in fair value of the hedged Medium-Term Notes. At June 30, 2007 and December 31, 2006, CSC recorded a derivative liability of $1 million and a derivative asset of approximately $500,000, respectively, for these Swaps.

Forward sale and interest rate lock commitments: Schwab Bank’s loans held for sale portfolio consists of fixed- and adjustable-rate mortgages, which are subject to a loss in value when market interest rates rise. Schwab Bank uses forward sale commitments to manage this risk. These forward sale commitments have been designated as cash flow hedging instruments with respect to the loans held for sale. Accordingly, the fair values of these forward sale commitments are recorded on the Company’s condensed consolidated balance sheets, with gains or losses recorded in other comprehensive income (loss). Amounts included in other comprehensive income (loss) are reclassified into earnings when the related loan is sold. At both June 30, 2007 and December 31, 2006, the derivative asset and liability recorded by Schwab Bank for these forward sale commitments was immaterial.

Additionally, Schwab Bank uses forward sale commitments to hedge interest rate lock commitments issued on mortgage loans that will be held for sale. Schwab Bank considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely based on changes in market interest rates. Any changes in fair value of the interest rate lock commitments are completely offset by changes in fair value of the related forward sale commitments. Schwab Bank had interest rate lock commitments on mortgage loans to be held for sale with principal balances totaling approximately $158 million and $122 million at June 30, 2007 and December 31, 2006, respectively. At both June 30, 2007 and December 31, 2006, the derivative asset and liability recorded by Schwab Bank for these interest rate lock commitments and the related forward sale commitments was immaterial.

10.	Segment Information

The Company structures its segments according to its various types of clients and the services provided to those clients. The Company’s three reportable segments are Schwab Investor Services, Schwab Institutional®, and Schwab Corporate and Retirement Services. As a result of organizational and related business changes in the second quarter of 2007, the corporate and retirement services business, which was historically included within the Schwab Investor Services segment, has been separated into its own segment called Schwab Corporate and Retirement Services. Additionally, the mutual fund clearing services business, which was historically included in unallocated and other, is included within the Schwab Corporate and Retirement Services segment. Previously-reported segment information has been revised to reflect these changes. As a result of the Company’s sale of U.S. Trust in 2007, the previously-reported U.S. Trust segment has been eliminated. The Company evaluates the performance of its segments on a pre-tax basis excluding items such as restructuring charges, impairment charges, discontinued operations, and extraordinary items. Intersegment net revenues are not material and are therefore not disclosed.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

Financial information for the Company’s reportable segments is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues:
Schwab Investor Services	$811	$757	$1,588	$1,488
Schwab Institutional	270	243	531	481
Schwab Corporate and Retirement Services	127	89	237	177
Unallocated and other (1)	(3)	4	2	1

Total net revenues	$1,205	$1,093	$2,358	$2,147

Income from continuing operations before taxes on income:
Schwab Investor Services	$291	$253	$543	$480
Schwab Institutional	108	97	217	206
Schwab Corporate and Retirement Services	34	24	64	48
Unallocated and other	(9)	(5)	(9)	(12)

Income from continuing operations before taxes on income	424	369	815	722
Taxes on income	(168)	(146)	(323)	(285)
Income from discontinued operations, net of tax	36	28	73	57

Net income	$292	$251	$565	$494

(1)	Includes gains (losses) on investments.

11.	Supplemental Cash Flow Information

Certain information affecting the cash flows of the Company is presented in the following table:

	Six Months Ended June 30,
	2007	2006
Income taxes paid (1)	$222	$270

Interest paid:
Brokerage client cash balances	$187	$218
Deposits from banking clients	123	67
Long-term debt	10	12
Other	11	10

Total interest paid	$331	$307

Non-cash investing and financing activities:
Treasury Stock (2)	$18	$—

(1)	Includes discontinued operations.

(2)	Amount purchased during the period, but settled after period end.

12.	Discontinued Operations

On November 19, 2006, CSC entered into a definitive agreement with Bank of America pursuant to which Bank of America agreed to acquire all of the outstanding common stock of U.S. Trust for $3.3 billion in cash. See note “14 – Subsequent Events” for a discussion of the completion of the sale of U.S. Trust.

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

Summarized financial information for discontinued operations related to U.S. Trust is as follows:

	June 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$289	$625
Cash and investment segregated and on deposit for federal and other regulatory purposes	7	11
Loans to banking clients – net	7,229	7,090
Securities owned	2,336	2,571
Equipment, office facilities, and property – net	103	97
Goodwill	390	390
Intangible assets – net	119	119
Other assets	440	442
Assets retained from discontinued operations	—	(749)

Total assets	$10,913	$10,596

Liabilities
Deposits from banking clients (net of liabilities retained)	$8,574	$8,532
Accrued expenses and other liabilities	328	379
Short-term borrowings	674	101
Long-term debt	—	52

Total liabilities	$9,576	$9,064

The components of income from discontinued operations related to U.S. Trust are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues	$227	$218	$446	$443
Income, before taxes	$58	$42	$116	$88
Taxes on income	$(21)	$(15)	$(43)	$(33)
Income, net of tax	$37	$27	$73	$55

In the fourth quarter of 2006, the Company recorded a $205 million income tax benefit related to the estimated difference between the tax and book bases of the Company’s U.S. Trust stock. This amount is included in income from discontinued operations, net of tax on the Company’s consolidated statements of income. When calculating the Company’s gain on the sale of U.S. Trust for income tax purposes, the tax basis will be the basis of U.S. Trust’s prior stockholders in their shares as of the date U.S. Trust was acquired by the Company, since the transaction qualified as a tax-free exchange. This tax benefit is management’s current estimate and is based on publicly available information, including information on the composition of U.S. Trust’s stockholders at the acquisition date and the market price of U.S. Trust stock during relevant periods. The final amount of the basis difference, which could differ from management’s estimate, will be determined following a survey of former U.S. Trust stockholders that the Company expects to complete in the third quarter of 2007.

The assets retained from discontinued operations reflect the excess cash held in certain Schwab brokerage client accounts that was previously swept into a money market deposit account at U.S. Trust. In May 2007, Schwab terminated this intercompany arrangement and moved all of these balances to a similar existing arrangement with

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

Schwab Bank. At December 31, 2006, these balances totaled $749 million and were included in deposits from banking clients with a corresponding amount in assets retained from discontinued operations on the Company’s condensed consolidated balance sheets. The interest expense related to these client deposit balances maintained at U.S. Trust is included in interest expense from continuing operations on the Company’s condensed consolidated statements of income of $1 million and $3 million for the second quarters of 2007 and 2006, respectively, and $4 million and $5 million for the first halves of 2007 and 2006, respectively. The corresponding interest revenue on the invested cash balances related to these deposits is included in interest revenue from continuing operations on the Company’s condensed consolidated statements of income of $4 million and $10 million for the second quarters of 2007 and 2006, respectively, and $14 million and $18 million for the first halves of 2007 and 2006, respectively. The interest revenue amount is calculated using the Company’s funds transfer pricing methodology, which is used by management to estimate the interest earned on the investment of these deposit balances.

13.	Restructuring Reserve

A summary of the activity in the facilities restructuring reserve related to the Company’s past restructuring initiatives, as well as certain retained restructuring-related obligations following the past sales of SSCM and Charles Schwab Europe, for the first half of 2007 is as follows:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Beginning balance	$101	$112
Restructuring credit (1)	(1)	(3)
Cash payments - net	(9)	(19)
Other (2)	1	2

Ending balance at June 30, 2007 (3)	$92	$92

(1)	Represents change in sublease assumptions.

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

14.	Subsequent Events

On July 1, 2007, CSC completed the sale of U.S. Trust to Bank of America for $3.3 billion in cash. CSC will recognize a pre-tax gain on the sale of approximately $1.9 billion in the third quarter of 2007.

On July 2, 2007, CSC announced its plan to return approximately $3.5 billion in capital to stockholders and create a more efficient and cost-effective capital structure. The plan includes the following components:

•

CSC announced a special cash dividend of $1.00 per common share, which will return approximately $1.2 billion to stockholders. The special dividend is payable on August 24, 2007, to stockholders of record at the close of business on July 24, 2007.

•

CSC announced a share repurchase through a modified “Dutch Auction” Tender Offer (Tender Offer). CSC filed a Schedule TO Tender Offer Statement with the SEC on July 3, 2007. Pursuant to the Tender Offer, CSC offered to purchase up to 84 million shares of its common stock, par value $.01 per share, at a purchase price not greater than $22.50 nor less than $19.50 per share, net to the seller in cash, less any applicable

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

withholding taxes and without interest. The Tender Offer period closed on July 31, 2007 and CSC accepted for purchase 84 million shares of its common stock, at a purchase price of $20.50 per share, for a total purchase price of approximately $1.7 billion.

•

CSC entered into a separate Stock Purchase Agreement with Chairman and CEO Charles R. Schwab, CSC’s largest stockholder, and with certain additional stockholders whose shares Mr. Schwab is deemed to beneficially own. Under the Stock Purchase Agreement, Mr. Schwab and the other stockholders who are parties to the agreement agreed not to participate in the Tender Offer, and instead, have agreed to sell, and CSC has agreed to purchase, 18 million shares, at a purchase price ($20.50 per share), which is the same as was determined and paid in the Tender Offer, for a total purchase price of $369 million. The number of shares to be repurchased was calculated to result in Mr. Schwab maintaining the same beneficial ownership interest in CSC’s outstanding common stock that he currently has (approximately 18 percent, which does not take into consideration Mr. Schwab’s outstanding options to acquire stock). The purchase price under the Stock Purchase Agreement will be paid on August 15, 2007, which is the 11th business day following the expiration of the Tender Offer.

•	CSC announced its plan to offer debt of up to $750 million consisting of a combination of senior notes and hybrid capital securities.

Under the tender offer rules, CSC is prohibited from making open market repurchases of its common stock until August 15, 2007.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key financial and non-financial metrics in evaluating the Company’s financial position and operating performance. All information contained in this Form 10-Q is presented on a continuing operations basis unless otherwise noted. Results for the second quarters and first halves of 2007 and 2006 are shown in the following table:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2007	2006		2007	2006
Client Activity Metrics:
Net new client assets (in billions) (1)	$26.4	$18.7	41%	$77.7	$45.1	72%
Client assets (in billions, at quarter end)	$1,383.6	$1,126.4	23%
Clients’ daily average trades (in thousands)	257.9	286.7	(10%)	262.0	299.1	(12%)

Company Financial Metrics:
Net revenue growth from prior year’s period	10%	24%		10%	24%
Pre-tax profit margin from continuing operations	35.2%	33.8%		34.6%	33.6%
Return on stockholders’ equity	23%	22%		22%	22%
Annualized net revenue per average full-time equivalent employee (in thousands)	$371	$373	(1%)	$369	$368	—

(1)

The first half of 2007 includes $17.8 billion related to the acquisition of The 401(k) Company. Effective in the second quarter of 2007, amount includes balances covered by 401(k) record keeping-only services, which totaled $5.2 billion at May 31, 2007, related to the March 2007 acquisition of The 401(k) Company.

During the second quarter of 2007, the market environment improved and the Company continued to strengthen its operating and financial performance. Net new client assets of $26.4 billion for the second quarter of 2007 were 29% higher than the second quarter of 2006. Total client assets rose by 19% from the second quarter of 2006 to $1.384 trillion at June 30, 2007. Net revenues grew on a year-over-year basis, rising by 10% compared to the second quarter of 2006. This increase was primarily due to growth in client assets, as well as higher interest rate spreads resulting from the higher interest rate environment. These factors contributed to a 15% increase in asset-based and other revenues (which include asset management and administration fees, net interest revenue, and other revenues) to a record $1,007 million. Total expenses in the second quarter of 2007 increased $57 million, or 8%, compared to the second quarter of 2006, primarily due to higher compensation and benefits expense and professional services expense. Pre-tax profit margin from continuing operations was 35.2%, which represents an increase from 33.8% in the second quarter of 2006. Net income grew to $292 million, up 16% compared to the second quarter of 2006. Return on stockholders’ equity increased to 23% in the second quarter of 2007, compared to 22% in the second quarter of 2006, as earnings grew and the Company continued to actively manage its capital base.

Discontinued Operations

On November 19, 2006, CSC entered into a definitive agreement with Bank of America Corporation (Bank of America) pursuant to which Bank of America agreed to acquire all of the outstanding common stock of U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) for $3.3 billion in cash. The transaction closed on July 1, 2007. The Company will recognize a pre-tax gain on the sale of approximately $1.9 billion in the third quarter of 2007.

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

Business Acquisition

On March 31, 2007, the Company completed its acquisition of The 401(k) Company, which offers defined contribution plan services, for $115 million in cash. As a result of a purchase price allocation, the Company recorded goodwill of $105 million and intangible assets of $8 million. The intangible assets will be amortized over 16 years.

Subsequent Events

See note “14 – Subsequent Events” in the Notes to Condensed Consolidated Financial Statements for a discussion of the sale of U.S. Trust and the Company’s capital restructuring plan.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2007	2006		2007	2006
Asset-based and other revenues	$1,007	$883	14%	$1,958	$1,710	15%
Trading revenue	198	210	(6%)	400	437	(8%)

Total net revenues	1,205	1,093	10%	2,358	2,147	10%
Expenses excluding interest	781	724	8%	1,543	1,425	8%

Income from continuing operations before taxes on income	424	369	15%	815	722	13%
Taxes on income	(168)	(146)	15%	(323)	(285)	13%

Income from continuing operations	256	223	15%	492	437	13%
Income from discontinued operations, net of tax	36	28	29%	73	57	28%

Net income	$292	$251	16%	$565	$494	14%

Earnings per share – diluted	$.23	$.19	21%	$.45	$.38	18%
Pre-tax profit margin from continuing operations	35.2%	33.8%		34.6%	33.6%
Effective income tax rate on income from continuing operations	39.6%	39.6%		39.6%	39.5%

The increase in asset-based and other revenues from the second quarter and first half of 2006 was due to an increase in asset management and administration fees resulting from higher levels of client assets, and an increase in net interest revenue resulting from yields on assets increasing faster than those on liabilities. The decline in trading revenue from the second quarter and first half of 2006 was primarily due to lower daily average revenue trades, partially offset by higher average revenue earned per revenue trade.

The increase in expenses excluding interest from the second quarter and first half of 2006 was mainly due to higher compensation and benefits expense and professional services expense, as well as higher advertising and market development expense in the first half of 2007.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Segment Information

The Company provides financial services to individuals, and institutional and corporate clients through three segments – Schwab Investor Services, Schwab Institutional®, and Schwab Corporate and Retirement Services. As a result of organizational and related business changes in the second quarter of 2007, the corporate and retirement services business, which was historically included within the Schwab Investor Services segment, has been separated into its own segment called Schwab Corporate and Retirement Services. Additionally, the mutual fund clearing services business, which was historically included in unallocated and other, is included within the Schwab Corporate and Retirement Services segment. Previously-reported segment information has been revised to reflect these changes. The Schwab Investor Services segment includes the Company’s retail brokerage and banking operations. The Schwab Institutional segment provides custodial, trading, and support services to independent investment advisors. The Schwab Corporate and Retirement Services segment provides retirement plan services, plan administrator services, stock plan services, and mutual fund clearing services and supports the availability of Schwab proprietary mutual funds on third-party platforms.

Financial information for the Company’s reportable segments is presented in the following table:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2007	2006		2007	2006
Schwab Investor Services:
Net revenues	$811	$757	7%	$1,588	$1,488	7%
Expenses excluding interest	520	504	3%	1,045	1,008	4%

Contribution margin	$291	$253	15%	$543	$480	13%

Schwab Institutional:
Net revenues	$270	$243	11%	$531	$481	10%
Expenses excluding interest	162	146	11%	314	275	14%

Contribution margin	$108	$97	11%	$217	$206	5%

Schwab Corporate and Retirement Services:
Net revenues	$127	$89	43%	$237	$177	34%
Expenses excluding interest	93	65	43%	173	129	34%

Contribution margin	$34	$24	42%	$64	$48	33%

Unallocated and other:
Net revenues	$(3)	$4	N/M	$2	$1	100%
Expenses excluding interest	6	9	(33%)	11	13	(15%)

Contribution margin	$(9)	$(5)	80%	$(9)	$(12)	(25%)

Total:
Net revenues	$1,205	$1,093	10%	$2,358	$2,147	10%
Expenses excluding interest	781	724	8%	1,543	1,425	8%

Contribution margin	$424	$369	15%	$815	$722	13%

N/M	Not meaningful.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Schwab Investor Services

Net revenues increased by $54 million, or 7%, and $100 million, or 7%, from the second quarter and first half of 2006, respectively, due to higher asset management and administration fees and net interest revenue, partially offset by lower trading revenues. Asset management and administration fees increased as a result of higher balances of client assets in the Company’s proprietary mutual funds and Mutual Fund OneSource® service, as well as balances participating in advisory and managed account service programs. Net interest revenue increased due to higher levels of market interest rates and changes in the composition of interest-earning assets, including increases in securities available for sale and loans to banking clients, as well as generally higher yields on earning assets, partially offset by higher interest rates on banking deposits. Trading revenue decreased primarily due to lower daily average revenue trades, partially offset by higher average revenue earned per revenue trade. Expenses excluding interest increased by $16 million, or 3%, and $37 million, or 4%, from the second quarter and first half of 2006, respectively, primarily due to higher client servicing and other related expenses. The increases were partially offset by lower advertising and market development expense from the second quarter of 2006 as a result of decreased media spending.

Schwab Institutional

Net revenues increased by $27 million, or 11%, and $50 million, or 10%, from the second quarter and first half of 2006, respectively, due to higher asset management and administration fees as a result of increases in the balances of client assets in the Company’s proprietary mutual funds and Mutual Fund OneSource service. Expenses excluding interest increased by $16 million, or 11%, and $39 million, or 14%, from the second quarter and first half of 2006, respectively, primarily due to higher business development and other related expenses resulting from higher project spending.

Schwab Corporate and Retirement Services

Net revenues increased by $38 million, or 43%, and $60 million, or 34%, from the second quarter and first half of 2006, respectively, due to higher asset management and administration fees as a result of increases in balances of client assets in the Company’s proprietary mutual funds and Mutual Fund OneSource service. Expenses excluding interest increased by $28 million, or 43%, and $44 million, or 34%, from the second quarter and first half of 2006, respectively, primarily due to higher account servicing and related costs as a result of an 118% increase in the number of corporate retirement plan participants and 42% increase in client assets. Additionally, both net revenues and expenses excluding interest increased from the second quarter and first half of 2006 related to the recent acquisition of The 401(k) Company.

Net Revenues

The Company categorizes its revenues as either asset-based and other revenues or trading revenue. As shown in the following tables, asset-based and other revenues and total net revenues increased, while trading revenues decreased, in the second quarter and first half of 2007 from the same periods in 2006.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Sources of Net Revenues

Three Months Ended June 30,

		2007		2006
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset-based and other revenues
Asset management and administration fees (1)
Mutual fund service fees:
Proprietary funds (Schwab Funds® and Laudus Funds®)	22%	$285	24%	$234	21%
Mutual Fund OneSource®	21%	164	14%	135	12%
Other	29%	18	1%	14	1%
Investment management and trust fees	23%	107	9%	87	8%
Other	33%	12	1%	9	2%

Asset management and administration fees	22%	586	49%	479	44%

Net interest revenue
Interest revenue:
Margin loans to clients	—	211	18%	212	19%
Investments, client-related	(14%)	137	11%	159	15%
Securities available for sale	22%	96	8%	79	7%
Loans to banking clients	29%	40	3%	31	3%
Short-term investments	N/M	31	3%	10	1%
Other	(10%)	38	3%	42	4%

Interest revenue	4%	553	46%	533	49%
Interest expense:
Brokerage client cash balances	(17%)	89	7%	107	10%
Deposits from banking clients	34%	63	5%	47	4%
Long-term debt	(13%)	7	1%	8	1%
Other	(17%)	5	1%	6	1%

Interest expense	(2%)	164	14%	168	16%

Net interest revenue	7%	389	32%	365	33%

Other	(18%)	32	3%	39	4%

Total asset-based and other revenues	14%	1,007	84%	883	81%

Trading revenue
Commissions	(9%)	175	15%	193	18%
Principal transactions	35%	23	1%	17	1%

Total trading revenue	(6%)	198	16%	210	19%

Total net revenues	10%	$1,205	100%	$1,093	100%

N/M	Not meaningful.

(1)	Certain prior-year amounts have been reclassified to conform to the 2007 presentation.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Sources of Net Revenues

Six Months Ended June 30,

		2007		2006
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset-based and other revenues
Asset management and administration fees (1)
Mutual fund service fees:
Proprietary funds (Schwab Funds® and Laudus Funds®)	20%	$553	23%	$459	21%
Mutual Fund OneSource®	18%	312	13%	265	12%
Other	14%	32	1%	28	1%
Investment management and trust fees	23%	206	9%	168	8%
Other	(6%)	17	1%	18	2%

Asset management and administration fees	19%	1,120	47%	938	44%

Net interest revenue
Interest revenue:
Margin loans to clients	2%	419	18%	411	19%
Investments, client-related	(13%)	279	12%	319	15%
Securities available for sale	36%	187	8%	137	6%
Loans to banking clients	31%	77	3%	59	3%
Short-term investments	N/M	64	3%	18	1%
Other	—	78	3%	78	4%

Interest revenue	8%	1,104	47%	1,022	48%
Interest expense:
Brokerage client cash balances	(14%)	185	8%	216	10%
Deposits from banking clients	58%	122	5%	77	4%
Long-term debt	(7%)	14	1%	15	1%
Other	(9%)	10	—	11	—

Interest expense	4%	331	14%	319	15%

Net interest revenue	10%	773	33%	703	33%

Other	(6%)	65	3%	69	3%

Total asset-based and other revenues	15%	1,958	83%	1,710	80%

Trading revenue
Commissions	(13%)	350	15%	401	19%
Principal transactions	39%	50	2%	36	1%

Total trading revenue	(8%)	400	17%	437	20%

Total net revenues	10%	$2,358	100%	$2,147	100%

N/M	Not meaningful.

(1)	Certain prior-year amounts have been reclassified to conform to the 2007 presentation.

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

The increase in asset management and administration fees from the second quarter and first half of 2006 was primarily due to higher mutual fund, advisory, and managed account asset balances. The $84 million, or 22%, and $145 million, or 19%, increase in mutual fund service fees from the second quarter and first half of 2006, respectively, was primarily due to a 28% rise in the Company’s proprietary mutual fund asset balances and a 22% increase in asset balances in Schwab’s Mutual Fund OneSource service. The $20 million, or 23%, and $38 million, or 23%, increase in investment management and trust fees from the second quarter and first half of 2006, respectively, was primarily due to higher balances of client assets participating in advisory and managed account services programs. At June 30, 2007, the Company’s total client assets increased $257.2 billion, or 23%, from June 30, 2006 due to $104.8 billion of net new client assets and $152.4 billion of net market gains.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Client-related daily average balances, interest rates, and average net interest spread for the second quarters and first halves of 2007 and 2006 are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest-Earning Assets:
Investments of segregated client cash balances:
Average balance outstanding	$10,382	$13,437	$10,759	$14,327
Average interest rate	5.29%	4.75%	5.23%	4.50%
Margin loans to clients:
Average balance outstanding	$10,390	$10,481	$10,287	$10,417
Average interest rate	8.18%	8.12%	8.22%	7.96%
Securities available for sale:
Average balance outstanding (1)	$7,379	$6,115	$7,104	$5,434
Average interest rate	5.21%	5.21%	5.31%	5.09%
Loans to banking clients:
Average balance outstanding	$2,600	$2,119	$2,500	$2,071
Average interest rate	6.09%	5.86%	6.17%	5.76%

Funding Sources:
Interest-bearing brokerage client cash balances:
Average balance outstanding	$14,758	$18,673	$15,200	$19,529
Average interest rate	2.43%	2.32%	2.46%	2.24%
Interest-bearing banking deposits:
Average balance outstanding (1)	$12,159	$8,864	$11,722	$8,100
Average interest rate	2.07%	2.12%	2.10%	1.91%
Other interest-bearing sources:
Average balance outstanding	$2,043	$2,019	$1,890	$1,901
Average interest rate	2.03%	2.27%	2.19%	2.26%
Average noninterest-bearing portion	$1,791	$2,596	$1,838	$2,719

Summary:
Total average balance on interest-earning assets	$30,751	$32,152	$30,650	$32,249
Average yield on interest-earning assets	6.31%	6.01%	6.33%	5.80%
Total average balance on funding sources	$30,751	$32,152	$30,650	$32,249
Average interest rate on funding sources	2.12%	2.08%	2.16%	1.97%

Average net interest spread	4.19%	3.93%	4.17%	3.83%

(1)	Includes assets and liabilities retained from discontinued operations as discussed below.

The increase in net interest revenue from the second quarter and first half of 2006 was primarily due to higher levels of market interest rates and changes in the composition of interest-earning assets, including increases in securities available for sale and loans to banking clients, as well as generally higher yields on earning assets, partially offset by higher interest rates on banking deposits. Additionally, the Company’s average net interest spread increased from the second quarter and first half of 2006 as the average yield on interest-earning assets increased more than the average interest rate on funding sources.

The amount of excess cash held in certain Schwab brokerage client accounts that is swept into money market deposit accounts at Schwab Bank and (through May 2007) at U.S. Trust has increased significantly since the program’s inception in 2003. Average interest-bearing banking deposits increased $3.3 billion, or 37%, to $12.2 billion from the second quarter of 2006, and $3.6 billion, or 45%, to $11.7 billion from the first half of 2006. As a result, the average

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

securities available for sale balances increased $1.3 billion, or 21%, to $7.4 billion from the second quarter of 2006, and $1.7 billion, or 31%, to $7.1 billion from the first half of 2006, with higher levels of investments in corporate debt and mortgage-backed securities. Meanwhile, average interest-bearing brokerage client cash balances decreased $3.9 billion, or 21%, to $14.8 billion from the second quarter of 2006, and $4.3 billion, or 22%, to $15.2 billion from the first half of 2006. The decline in the average interest-bearing brokerage client cash balances led to a corresponding decline of $3.1 billion, or 23%, in average investments of segregated client cash balances to $10.4 billion from the second quarter of 2006, and $3.6 billion, or 25%, to $10.8 billion from the first half of 2006.

Certain interest-bearing assets and liabilities of U.S. Trust to be retained by the Company: The excess cash held in certain Schwab brokerage client accounts was previously swept into a money market deposit account at U.S. Trust. In May 2007, Schwab terminated this intercompany arrangement and moved all of these balances to a similar existing arrangement with Schwab Bank. At December 31, 2006, these balances totaled $749 million and were included in deposits from banking clients with a corresponding amount in assets retained from discontinued operations on the Company’s condensed consolidated balance sheets. The interest expense related to these client deposit balances maintained at U.S. Trust is included in interest expense from continuing operations on the Company’s condensed consolidated statements of income of $1 million and $3 million for the second quarters of 2007 and 2006, respectively, and $4 million and $5 million for the first halves of 2007 and 2006, respectively. The corresponding interest revenue on the invested cash balances related to these deposits is included in interest revenue from continuing operations on the Company’s condensed consolidated statements of income of $4 million and $10 million for the second quarters of 2007 and 2006, respectively, and $14 million and $18 million for the first halves of 2007 and 2006, respectively. The interest revenue amount is calculated using the Company’s funds transfer pricing methodology.

Trading Revenue

Trading revenue includes commission revenue (generated by executing client trades) and principal transaction revenues (from client fixed income securities trading activity). The decrease in trading revenue from the second quarter and first half of 2006 was primarily due to lower daily average revenue trades, partially offset by higher average revenue earned per revenue trade.

As shown in the following table, daily average revenue trades executed by the Company decreased 12% and 14% from the second quarter and first half of 2006, respectively, while average revenue earned per revenue trade increased 6% for each of the periods primarily due to higher revenue per trade for fixed income and equity securities trades.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2007	2006		2007	2006
Daily average revenue trades (in thousands) (1)	221.4	250.7	(12%)	225.8	262.9	(14%)
Number of trading days	63.0	63.0	—	124.0	125.0	(1%)
Average revenue earned per revenue trade	$14.27	$13.47	6%	$14.30	$13.43	6%

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Expenses Excluding Interest

As shown in the table below, total expenses excluding interest increased in the second quarter and first half of 2007 primarily due to higher compensation and benefits expense and professional services expense.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2007	2006		2007	2006
Compensation and benefits	$449	$407	10%	$879	$816	8%
Professional services	81	71	14%	155	134	16%
Occupancy and equipment	70	66	6%	138	128	8%
Advertising and market development	52	55	(5%)	118	104	13%
Communications	51	47	9%	100	91	10%
Depreciation and amortization	39	39	—	78	80	(3%)
Other	39	39	—	75	72	4%

Total expenses excluding interest	$781	$724	8%	$1,543	$1,425	8%

Expenses as a percentage of total net revenues:
Total expenses excluding interest	64.8%	66.2%		65.4%	66.4%
Advertising and market development	4.3%	5.0%		5.0%	4.8%

Compensation and Benefits

The increase in compensation and benefits expense from the second quarter and first half of 2006 was primarily due to an increase in full-time equivalent employees, and higher payroll taxes, health insurance costs, and 401(k) employer match contributions. The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2007	2006		2007	2006
Salaries and wages	$240	$211	14%	$477	$443	8%
Incentive compensation (1)	137	137	—	253	246	3%
Employee benefits and other	72	59	22%	149	127	17%

Total compensation and benefits expense	$449	$407	10%	$879	$816	8%

Compensation and benefits expense as a percentage of total net revenues:
Salaries and wages	19.9%	19.3%		20.2%	20.6%
Incentive compensation	11.4%	12.5%		10.7%	11.5%
Employee benefits and other	6.0%	5.4%		6.4%	5.9%

Total compensation and benefits expense	37.3%	37.2%		37.3%	38.0%

Full-time equivalent employees (in thousands) (2)
At quarter end	12.9	11.8	9%
Average	13.0	11.7	11%	12.8	11.7	9%

(1)	Includes incentives, discretionary bonus costs, long-term incentive plan compensation, and stock-based compensation.

(2)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, but excludes professional services related to outsourced service providers.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

For the second quarter of 2007, net revenue growth of 10% remained on par with compensation and benefits expense growth. For the first half of 2007, net revenue growth outpaced compensation and benefits expense growth, resulting in a declining ratio of compensation and benefits expense as a percentage of total net revenues.

Expenses Excluding Compensation and Benefits

The increase in professional services expense from the second quarter and first half of 2006 was primarily due to increases in fees paid to outsourced service providers and consultants. The increase in advertising and marketing development expense from the first half of 2006 was primarily due to higher media spending related to the Company’s “Talk to Chuck™” national advertising campaign.

LIQUIDITY AND CAPITAL RESOURCES

CSC conducts substantially all of its business through its wholly-owned subsidiaries. The capital structure among CSC and its subsidiaries is designed to provide each entity with capital and liquidity to meet its operational needs and regulatory requirements.

CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended. In July 2006, USTC (currently reflected as a discontinued operation for financial statement purposes) became a financial holding company. CSC and its depository institution subsidiaries, which include Schwab Bank and U.S. Trust, are subject to the Federal Reserve Board’s risk-based and leverage capital guidelines. These regulations require banks and bank holding companies to maintain minimum levels of capital. In addition, CSC’s depository institution subsidiaries are subject to limitations on the amount of dividends they can pay to CSC. Based on their respective regulatory capital ratios at June 30, 2007 and December 31, 2006, the Company’s depository institution subsidiaries are considered well capitalized.

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

CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, share repurchases, acquisitions, and other investments. The Medium-Term Notes, of which $262 million was issued and outstanding at June 30, 2007, have maturities ranging from 2007 to 2010 and fixed interest rates ranging from 6.52% to 8.05% with interest payable semiannually. The Medium-Term Notes are rated A2 by Moody’s Investors Service (Moody’s), A- by Standard & Poor’s Ratings Group (S&P), and A by Fitch Ratings, Ltd. (Fitch).

CSC has a prospectus supplement on file with the Securities and Exchange Commission (SEC) enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At June 30, 2007, all of these notes remained unissued.

CSC has a Registration Statement under the Securities Act of 1933 on Form S-3 on file with the SEC relating to a universal shelf registration for the issuance of up to $1.0 billion aggregate amount of various securities, including common stock, preferred stock, debt securities, and warrants. At June 30, 2007, all of these securities remained unissued.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

CSC has authorization from its Board of Directors to issue commercial paper up to the amount of CSC’s committed, unsecured credit facility (see below), not to exceed $1.5 billion. At June 30, 2007, no commercial paper has been issued. CSC’s ratings for these short-term borrowings are P-1 by Moody’s, A-2 by S&P, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of eighteen banks which is scheduled to expire in June 2008. This facility replaced a similar facility that expired in June 2007. These facilities were unused during the first half of 2007. Any issuances under CSC’s commercial paper program will reduce the amount available under this facility. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of stockholders’ equity, Schwab to maintain a minimum net capital ratio, as defined, and CSC’s depository institution subsidiaries to be well capitalized, as defined. Management believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $801 million of the $851 million uncommitted, unsecured bank credit lines, provided by eight banks that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. These lines were not used by CSC during the first half of 2007.

In addition, Schwab provides CSC with a $1.0 billion credit facility maturing in 2009. No funds were drawn under this facility at June 30, 2007.

See note “14 – Subsequent Events” in the Notes to Condensed Consolidated Financial Statements for a discussion of the Company’s capital restructuring plan.

Schwab

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $18.2 billion and $19.9 billion at June 30, 2007 and December 31, 2006, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.

The Company has a lease financing liability related to an office building and land under a 20-year lease. The remaining lease financing liability of $123 million at June 30, 2007 is being reduced by a portion of the lease payments over the remaining lease term.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of eight banks totaling $851 million at June 30, 2007. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-bearing investments, andmovements of cash to meet segregation requirements. Schwab used such borrowings for ten days during the first half of 2007, with daily amounts borrowed averaging $241 million. There were no borrowings outstanding under these lines at June 30, 2007.

To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured letter of credit agreements with twelve banks in favor of the OCC aggregating $1.1 billion at June 30, 2007. Schwab pays a fee to maintain these arrangements. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging letters of credit (LOCs), in favor of these brokerage clients, which are issued by multiple banks. Schwab also pays a fee to maintain these arrangements. At June 30, 2007, the aggregate face amount of these outstanding LOCs totaled $201 million. No funds were drawn under these LOCs at June 30, 2007.

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At June 30, 2007, Schwab’s net capital was $1.1 billion (9.3% of aggregate debit balances), which was $886 million in excess of its minimum required net capital and $523 million in excess of 5% of aggregate debit balances. Schwab targets net capital to be approximately 10% of its aggregate debit balances, which primarily consist of client margin loans.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility which is scheduled to expire in March 2008. The amount outstanding under this facility at June 30, 2007 was $220 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $1.0 billion credit facility maturing in 2009. Borrowings under this facility do not qualify as regulatory capital for Schwab. No funds were drawn under this facility at June 30, 2007.

Schwab Bank

Schwab Bank’s current liquidity needs are generally met through deposits from banking clients and equity capital.

The excess cash held in certain Schwab brokerage client accounts is swept into a money market deposit account at Schwab Bank. At June 30, 2007, these balances totaled $11.1 billion.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, CSC provides Schwab Bank with a $100 million short-term credit facility maturing in December 2007. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. No funds were drawn under this facility at June 30, 2007.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System (FHLB). At June 30, 2007, $619 million was available, and no funds were drawn under this facility.

U.S. Trust (currently reflected as a discontinued operation for financial statement purposes)

The liquidity needs of U.S. Trust are generally met through deposits from banking clients, equity capital, and borrowings.

The excess cash held in certain Schwab brokerage client accounts was previously swept into a money market deposit account at U.S. Trust. In May 2007, Schwab terminated this intercompany arrangement and moved all of these balances to a similar existing arrangement with Schwab Bank.

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

Certain of USTC’s depository institution subsidiaries have established credit facilities with the FHLB totaling $2.4 billion. At June 30, 2007, there were no balances outstanding under these facilities. Additionally, at June 30, 2007, U.S. Trust had $673 million of federal funds purchased.

U.S. Trust uses interest rate swap agreements (Swaps) with third parties to hedge the interest rate risk primarily associated with its variable rate deposits from banking clients. These Swaps are structured for U.S. Trust to receive a variable rate of interest and pay a fixed rate of interest. At June 30, 2007, the Swaps had a notional value of $560 million and a fair value of $7 million.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Concentration Risk

The Company’s most significant concentration of risk is its exposure to securities issued or collateralized by the U.S. Government and its agencies (U.S. Government securities). The Company’s direct market risk exposure, primarily from investments in securities available for sale, amounted to $3.4 billion at June 30, 2007. The Company maintains indirect exposure to U.S. Government securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government securities only in the event of the counterparty’s default on the resale agreements. U.S. Government securities held as collateral for resale agreements at June 30, 2007 totaled $3.7 billion.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio of less than 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at June 30, 2007 was $5.5 billion, up $62 million, or 1%, from December 31, 2006. At June 30, 2007, the Company had long-term debt of $384 million, or 7% of total financial capital, that bears interest at a weighted-average rate of 7.03%. At December 31, 2006, the Company had long-term debt of $388 million, or 7% of total financial capital.

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

In the first half of 2007, cash and cash equivalents decreased $1.0 billion, or 23%, to $3.5 billion primarily due to a decrease in payables to brokerage clients and an increase in net securities available for sale. These changes were partially offset by an increase in deposits from banking clients.

Capital Expenditures

In the first halves of 2007 and 2006, the Company’s capital expenditures were $83 million and $50 million, respectively. In the first half of 2006, the Company sold a data center for $62 million. Capital expenditures in the first halves of 2007 and 2006 were primarily for software and equipment relating to the Company’s information technology systems. Capital expenditures include capitalized costs for developing internal-use software of $29 million in the first half of 2007 and $15 million in the first half of 2006.

Dividends

During the first halves of 2007 and 2006, CSC paid common stock cash dividends of $125 million and $71 million, respectively. See note “14 – Subsequent Events” in the Notes to Condensed Consolidated Financial Statements for a discussion of the Company’s capital restructuring plan.

Share Repurchases

On April 25, 2007, the Board of Directors authorized the repurchase of up to $500 million of CSC’s common stock in addition to the remaining authorization previously granted by the Board of Directors on January 24, 2007. During the first half of 2007, CSC repurchased 33 million shares of its common stock for $642 million. CSC repurchased

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

28 million shares of its common stock for $446 million in the first half of 2006. As of June 30, 2007, CSC had remaining authority to repurchase up to $446 million of its common stock. See note “14 – Subsequent Events” in the Notes to Condensed Consolidated Financial Statements for a discussion of the Company’s capital restructuring plan.

Acquisition and Divestiture

Upon completion of the sale of U.S. Trust on July 1, 2007, the Company received proceeds of $3.3 billion. See note “14 - Subsequent Events” in the Notes to Condensed Consolidated Financial Statements for a discussion of the Company’s capital restructuring plan.

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

CRITICAL ACCOUNTING ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to these critical accounting estimates during the first half of 2007.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company’s annual goodwill impairment testing date is April 1. In testing for a potential impairment of goodwill on April 1, 2007, management estimated the fair value of each of the Company’s reporting units (generally defined as the Company’s businesses for which financial information is available and reviewed regularly by management) and compared this value to the carrying value of the reporting unit. The estimated fair value of each reporting unit was greater than its carrying value, and therefore management concluded that no amount of goodwill was impaired.

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

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things:

•

the impact on the Company’s financial position and results of operations related to the sale of U.S. Trust (see notes “1 – Basis of Presentation” and “12 - Discontinued Operations” in the Notes to Condensed Consolidated Financial Statements, Overview – Discontinued Operations, Results of Operations – Net Interest Revenue, and Liquidity and Capital Resources);

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

•	the impact of changes in the income tax benefit related to the sale of U.S. Trust (see note “12 – Discontinued Operations in the Notes to Condensed Consolidated Financial Statements);

•

the impact of changes in estimated costs related to past restructuring initiatives on the Company’s results of operations (see note “13 – Restructuring Reserve” in the Notes to Condensed Consolidated Financial Statements);

•

CSC’s capital restructuring plan and its impact on the Company’s financial position (see note “14 – Subsequent Events” in the Notes to Condensed Consolidated Financial Statements and Overview – Subsequent Events);

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

Important factors that may cause such differences are noted in this interim report and include, but are not limited to:

•	market conditions, including the demand for new corporate debt issuances;

•	the amount, timing, and terms of debt issuances in connection with CSC’s capital restructuring plan;

•	unanticipated adverse developments in litigation or regulatory matters;

•	the Company’s ability to sublease certain properties;

•	the amount of loans to the Company’s banking and brokerage clients;

•	the level of the Company’s stock repurchase activity;

•	the timing and impact of the settlement of tax audits;

•	potential breaches of contractual terms for which the Company has indemnification obligations;

•	changes in the income tax benefit based on the results of a tax survey related to the sale of U.S. Trust; and

•	the impact of pending and completed strategic transactions.

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

THE CHARLES SCHWAB CORPORATION

The forward-looking simulations in the following table exclude all of U.S. Trust’s net interest revenue and reflect the closing of the sale on July 1, 2007. In addition, the simulations assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 200 basis point increase or decrease in interest rates relative to current market rates forecast on simulated net interest revenue over the next twelve months at June 30, 2007 and December 31, 2006.

Percentage Increase (Decrease)	June 30, 2007	December 31, 2006
Increase of 200 basis points	6.6%	7.4%
Decrease of 200 basis points	(4.8%)	(5.5%)

The simulations show a decrease in exposure to rate changes at June 30, 2007 from December 31, 2006, and the Company remains positioned to experience increases in net interest revenue as rates rise and decreases as rates fall.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the first half of 2007, there have been no material changes to the risk factors in “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the second quarter of 2007.

Month	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in millions)
April:
Share Repurchase Program (1)	8,039	$19.26	8,039	$542
Employee Transactions (2)	56	$19.46	N/A	N/A
May:
Share Repurchase Program (1)	1,317	$19.72	1,317	$516
Employee Transactions (2)	2	$19.37	N/A	N/A
June:
Share Repurchase Program (1)	3,388	$20.64	3,388	$446
Employee Transactions (2)	2	$21.64	N/A	N/A

Total:
Share Repurchase Program (1)	12,744	$19.67	12,744	$446
Employee Transactions (2)	60	$19.53	N/A	N/A

N/A	Not applicable.

(1)

All shares were repurchased under authorizations by CSC’s Board of Directors covering up to $500 million each of common stock publicly announced by the Company on January 24, 2007 and April 25, 2007, respectively. The authorization announced on January 24, 2007 has been exhausted. The remaining authorization does not have an expiration date.

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

The Annual Meeting of Stockholders of CSC was held on May 17, 2007. There were a total of 1,251,892,010 shares entitled to vote at the Annual Meeting, and a total of 1,161,849,429 shares were present in person or by proxy at the Annual Meeting. The voting results are provided below:

			Shares For	Shares Withheld
1. Election of Directors:
William F. Aldinger III			1,125,035,886	36,813,543
Donald G. Fisher			1,115,796,729	46,052,700
Paula A. Sneed			1,143,246,946	18,602,483

	Shares For	Shares Against	Abstentions	Broker Non-Votes
2. Approval of the Employee Stock Purchase Plan	1,017,664,664	11,887,815	6,818,559	125,478,391

3. Amendments to the 2004 Stock Incentive Plan	999,632,609	28,895,635	7,842,794	125,478,391

Stockholder Proposals:

1. Disclosure by the Company relating to political contributions	262,632,046	648,322,823	125,416,169	125,478,391

2. Amendment of the Company’s Bylaws to require majority voting for the election of the board of directors	503,048,698	524,753,400	8,568,940	125,478,391

All nominees for the election to the Board of Directors were elected. The Employee Stock Purchase Plan and amendments to the 2004 Stock Incentive Plan received the requisite level of stockholder approval. The stockholders did not approve either of the stockholder proposals.

Item 5.	Other Information

None.

THE CHARLES SCHWAB CORPORATION

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit

10.116	Second Amendment to the Trust Agreement for the Charles Schwab Profit Sharing and Employee Stock Ownership Plan effective July 1, 1992, dated June 30, 1992.	(2)

10.169	Third Amendment to the Trust Agreement for the Charles Schwab Profit Sharing and Employee Stock Ownership Plan effective January 1, 1996, dated May 8, 1996.	(2)

10.291	The Charles Schwab Corporation 2004 Stock Incentive Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 17, 2007 (supersedes Exhibit 10.278).	(2)

10.292	Form of Notice and Restricted Stock Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan (supersedes Exhibit 10.266).	(2)

10.293	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan (supersedes Exhibit 10.268).	(2)

10.294	Form of Notice and Restricted Stock Agreement for Joseph R. Martinetto under The Charles Schwab Corporation 2004 Stock Incentive Plan dated May 18, 2007.	(2)

10.295	Form of Notice and Nonqualified Stock Option Agreement for Joseph R. Martinetto under The Charles Schwab Corporation 2004 Stock Incentive Plan dated May 18, 2007.	(2)

10.296	Stock Purchase Agreement dated July 2, 2007 by and among Charles R. Schwab, Helen O. Schwab, The Charles & Helen Schwab Living Trust, HOS Family Partners, LLC, 188 Partners, LP, and the Charles & Helen Schwab Foundation, and The Charles Schwab Corporation.	(2)

10.297	Credit Agreement (364-Day Commitment) dated as of June 15, 2007 between the Registrant and the financial institutions listed therein (supersedes Exhibit 10.286).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

(1)	Furnished as an exhibit to this quarterly report on Form 10-Q.

(2)	Management contract or compensatory plan.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date: August 7, 2007	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Executive Vice President and Chief Financial Officer