Form 10-Q
period 2007-09-30
SCHWAB CHARLES CORP
filed 2007-11-07
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

1,156,442,426 shares of $.01 par value Common Stock

Outstanding on October 24, 2007

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2007

Part I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Revenues
Asset management and administration fees	$610	$489	$1,730	$1,427

Interest revenue	593	543	1,697	1,565
Interest expense	(160)	(183)	(491)	(502)

Net interest revenue	433	360	1,206	1,063

Trading revenue	218	167	618	604
Other	30	50	95	119

Total net revenues	1,291	1,066	3,649	3,213

Expenses Excluding Interest
Compensation and benefits	447	404	1,326	1,220
Professional services	81	73	236	207
Occupancy and equipment	70	64	208	192
Advertising and market development	44	31	162	135
Communications	50	42	150	133
Depreciation and amortization	39	39	117	119
Other	48	31	123	103

Total expenses excluding interest	779	684	2,322	2,109

Income from continuing operations before taxes on income	512	382	1,327	1,104
Taxes on income	(189)	(152)	(512)	(437)

Income from continuing operations	323	230	815	667
Income from discontinued operations, net of tax	1,211	36	1,284	93

Net Income	$1,534	$266	$2,099	$760

Weighted-Average Common Shares Outstanding — Diluted	1,201	1,277	1,242	1,289

Earnings Per Share - Basic
Income from continuing operations	$.27	$.18	$.66	$.52
Income from discontinued operations, net of tax	$1.02	$.03	$1.05	$.08
Net income	$1.29	$.21	$1.71	$.60
Earnings Per Share - Diluted
Income from continuing operations	$.27	$.18	$.66	$.52
Income from discontinued operations, net of tax	$1.01	$.03	$1.03	$.07
Net income	$1.28	$.21	$1.69	$.59

Dividends Declared Per Common Share	$1.050	$.030	$1.150	$.085

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$4,869	$4,507
Cash and investments segregated and on deposit for federal or other regulatory purposes (1) (including resale agreements of $2,741 in 2007 and $4,740 in 2006)	9,401	10,862
Securities owned — at market value (including securities pledged of $5 in both 2007 and 2006)	7,991	6,386
Receivables from brokers, dealers, and clearing organizations	817	650
Receivables from brokerage clients — net	11,160	10,927
Loans to banking clients — net	3,074	2,334
Loans held for sale	44	30
Equipment, office facilities, and property — net	604	602
Goodwill	525	419
Deferred tax assets	241	406
Other assets	583	524
Assets retained from discontinued operations	—	749
Assets of discontinued operations	—	10,596

Total	$39,309	$48,992

Liabilities and Stockholders’ Equity
Deposits from banking clients	$12,470	$11,020
Drafts payable	330	324
Payables to brokers, dealers, and clearing organizations	1,936	1,498
Payables to brokerage clients	18,929	20,621
Accrued expenses and other liabilities	1,625	1,069
Long-term debt	625	388
Liabilities of discontinued operations	—	9,064

Total liabilities	35,915	43,984

Stockholders’ equity:
Preferred stock — 9,940,000 shares authorized; $.01 par value per share; none issued	—	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,392,091,544 shares issued	14	14
Additional paid-in capital	2,075	1,868
Retained earnings	5,526	4,901
Treasury stock — 237,060,751 and 126,904,699 shares in 2007 and 2006, respectively, at cost	(4,209)	(1,739)
Accumulated other comprehensive loss	(12)	(36)

Total stockholders’ equity	3,394	5,008

Total	$39,309	$48,992

(1)

Amounts included represent actual balances on deposit, whereas cash and investments required to be segregated for federal or other regulatory purposes at September 30, 2007 and December 31, 2006, excluding $201 million of intercompany repurchase agreements and associated interest at December 31, 2006, were $9,677 million and $11,063 million, respectively. The Company deposited a net amount of $589 million and $554 million into its segregated bank accounts on October 2 and January 3, 2007, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$2,099	$760
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(1,284)	(93)
Depreciation and amortization	117	119
Stock-based compensation expense	40	26
Excess tax benefits from stock-based compensation	(85)	(45)
Provision for deferred income taxes	185	(13)
Other	7	3
Originations of loans held for sale	(628)	(490)
Proceeds from sales of loans held for sale	615	486
Net change in:
Cash and investments segregated and on deposit for federal or other regulatory purposes	1,461	4,250
Securities owned (excluding securities available for sale)	51	(122)
Receivables from brokers, dealers, and clearing organizations	(167)	42
Receivables from brokerage clients	(239)	448
Other assets	(37)	(65)
Drafts payable	6	34
Payables to brokers, dealers, and clearing organizations	438	191
Payables to brokerage clients	(1,692)	(4,477)
Securities sold, but not yet purchased, at market value	(14)	227
Accrued expenses and other liabilities	(94)	25
Net change provided by discontinued operations	389	38

Net cash provided by operating activities	1,168	1,344

Cash Flows from Investing Activities
Purchases of securities available for sale	(3,100)	(2,958)
Proceeds from sales of securities available for sale	—	81
Proceeds from maturities, calls, and mandatory redemptions of securities available for sale	1,471	646
Net increase in loans to banking clients	(748)	(288)
Purchase of equipment, office facilities, and property	(116)	(81)
Proceeds from sales of equipment, office facilities, and property	—	62
Proceeds from sale of U.S. Trust, net of transaction costs	3,237	—
Cash payments for business combinations, net of cash acquired	(117)	—
Cash payments for investments, net	—	6
Net cash provided by (used for) discontinued operations	67	(460)

Net cash provided by (used for) investing activities	694	(2,992)

Cash Flows from Financing Activities
Net change in deposits from banking clients	1,450	3,099
Excess tax benefits from stock-based compensation	85	45
Issuance of long-term debt	249	—
Repayment of long-term debt	(10)	(68)
Dividends paid	(1,442)	(109)
Purchase of treasury stock	(2,740)	(755)
Proceeds from stock options exercised and other	345	192
Net cash provided by discontinued operations	563	656

Net cash (used for) provided by financing activities	(1,500)	3,060

Increase in Cash and Cash Equivalents	362	1,412
Cash and Cash Equivalents at Beginning of Period	4,507	1,905

Cash and Cash Equivalents at End of Period	$4,869	$3,317

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

1.	Basis of Presentation

The Charles Schwab Corporation (CSC) is a financial holding company engaged, through its subsidiaries, in securities brokerage, banking, and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 306 domestic branch offices in 45 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, U.K. In addition, Schwab serves clients in Hong Kong through one of CSC’s subsidiaries. Other subsidiaries include Charles Schwab Bank, N.A. (Schwab Bank), a retail bank; Charles Schwab Investment Management, Inc., the investment advisor for Schwab’s proprietary mutual funds; CyberTrader, Inc., an electronic trading technology and brokerage firm providing services to highly active, online traders; and The Charles Schwab Trust Company, a trustee for employee benefit plans, primarily 401(k) plans.

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

On November 19, 2006, the Company entered into a definitive agreement with Bank of America Corporation (Bank of America) pursuant to which Bank of America agreed to acquire all of the outstanding common stock of U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust), a subsidiary which provides wealth management services. The transaction was completed on July 1, 2007; accordingly, these financial statements reflect U.S. Trust as a discontinued operation for all periods prior to the completion of the sale.

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

Securities owned include securities available for sale, which are recorded at fair value based on quoted market prices, where available. Mortgage-backed securities are not exchange traded and are valued based on dealer quotes or discounted cash flow models with expected cash flow and yield assumption inputs. Long-term certificates of deposit are recorded at market value. Unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders’ equity. Realized gains and losses from sales of securities available for sale are determined on a specific identification basis and are included in other revenue.

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

Receivables from brokerage clients include margin loans to clients and are stated net of allowance for doubtful accounts of $1 million at September 30, 2007 and $2 million at December 31, 2006. Cash receivables from brokerage clients that remain unsecured or partially secured for more than 30 days are fully reserved. There were no significant losses recognized during the periods presented. At September 30, 2007 and December 31, 2006, the weighted-average interest rate charged on margin loan balances was 7.6% and 8.2%, respectively.

Loans to banking clients are stated net of allowance for loan losses of $6 million and $4 million at September 30, 2007 and December 31, 2006, respectively. The allowance is established through charges to income based on management’s evaluation of the existing portfolio. The adequacy of the allowance is reviewed regularly by management, taking into consideration current economic conditions, the existing loan portfolio composition, past loss experience and risks inherent in the portfolio, including the value of impaired loans.

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

Income taxes: The Company provides for income taxes on all transactions that have been recognized in the consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes (SFAS No. 109). Accordingly, deferred tax assets are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax assets and deferred tax liabilities, as well as other changes in income tax laws, are recorded in earnings in the period during which such changes are enacted. Beginning January 1, 2007, the Company records uncertain tax positions in accordance with Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. See note “5—Taxes on Income,” for disclosures pursuant to FIN No. 48.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

A summary of the Company’s stock-based compensation expense and related income tax benefit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock option expense	$4	$3	$11	$11
Restricted stock expense	9	5	28	15

Total stock-based compensation	$13	$8	$39	$26

Income tax benefit on stock-based compensation	$5	$3	$16	$10

Long-term incentive compensation: Eligible officers may receive cash long-term incentive plan units under a long-term incentive plan (LTIP). These awards are restricted from transfer or sale and vest annually over a three- to four-year performance period. Each award provides for a one-time cash payment for an amount that varies based upon the Company’s cumulative EPS over the respective performance period of each grant. The Company accrues the estimated total cost for each grant on a straight-line basis over each LTIP’s vesting period, with periodic cumulative adjustments to expense as estimates of the total grant cost are revised.

Employee Stock Purchase Plan: On May 17, 2007, CSC’s stockholders approved the adoption of the Employee Stock Purchase Plan (ESPP). Eligible employees may purchase CSC’s common stock at a 15% discount through payroll deductions not to exceed 10% of the employee’s eligible compensation. Payroll deductions are accumulated during six month offering periods that start each year on February 1st and August 1st. On the last trading day of the offering period, these payroll deductions are applied toward the purchase of CSC’s common stock at a 15% discount to the closing stock price on such day. The first such offering period began on August 1, 2007. At September 30, 2007, the Company had 50 million shares reserved for future issuance under the ESPP. The Company recognized $1 million of compensation expense related to the ESPP in both the three months and nine months ended September 30, 2007.

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. Goodwill is tested for impairment annually and whenever indications of impairment exist. In testing for a potential impairment of goodwill, management estimates the fair value of each of the Company’s reporting units (defined as the Company’s businesses for which financial information is available and reviewed regularly by management), and compares it to their carrying value. If the estimated fair value of a reporting unit is less than its carrying value, management is required to estimate the fair value of all assets and liabilities of the reporting unit, including goodwill. If the carrying value of the reporting unit’s goodwill is greater than the estimated fair value, an impairment charge is recognized for the excess. The Company has elected April 1 as its annual impairment testing date. At September 30, 2007 and December 31, 2006, the Company’s goodwill balance was $525 million and $419 million, respectively.

The carrying amount of goodwill by reportable segment is presented in the following table:

	September 30, 2007	December 31, 2006
Schwab Investor Services	$416	$416
Schwab Corporate and Retirement Services	109	3

Total	$525	$419

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

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities was issued in February 2007 and is effective beginning January 1, 2008. This statement permits entities to elect to measure eligible financial instruments, commitments, and certain other arrangements at fair value at specified election dates with changes in fair value recognized in earnings at each subsequent reporting period. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations, EPS, or cash flows.

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

FIN No. 48 – Accounting for Uncertainty in Income Taxes—An Interpretation of SFAS No. 109 was effective beginning January 1, 2007. This interpretation provides new requirements for the recognition, measurement, and disclosure in the financial statements of a tax position taken or expected to be taken in a tax return when there is uncertainty about whether that tax position will ultimately be sustained. The adoption of FIN No. 48 resulted in a charge to retained earnings as of January 1, 2007 of $17 million. The adoption of FIN No. 48 did not have a material impact on the Company’s results of operations, EPS, or cash flows.

3.	Capital Restructuring

On July 2, 2007, CSC announced its plan to return approximately $3.5 billion in capital to stockholders and create a more efficient and cost-effective capital structure. The plan included the following components:

•	CSC paid a special cash dividend of $1.00 per common share, which returned $1.2 billion to stockholders. The special dividend was paid on August 24, 2007, to stockholders of record on July 24, 2007.

•

In August 2007, CSC repurchased 84 million shares of its common stock through a modified “Dutch Auction” Tender Offer (Tender Offer). The Tender Offer period closed on July 31, 2007 and CSC accepted for purchase 84 million shares of its common stock, at a purchase price of $20.50 per share, for a total purchase price of $1.7 billion.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

•

CSC executed a separate Stock Purchase Agreement with Chairman and CEO Charles R. Schwab, CSC’s largest stockholder, and with certain additional stockholders whose shares Mr. Schwab is deemed to beneficially own. Under the Stock Purchase Agreement, Mr. Schwab and the other stockholders who are parties to the agreement did not participate in the Tender Offer, but instead, sold, and CSC purchased, 18 million shares, at a purchase price ($20.50 per share), which is the same as was determined and paid in the Tender Offer, for a total purchase price of $369 million. The number of shares repurchased resulted in Mr. Schwab maintaining the same beneficial ownership percentage in CSC’s outstanding common stock that he had prior to the Tender Offer and sale of shares pursuant to the Stock Purchase Agreement (approximately 18 percent, which does not take into consideration Mr. Schwab’s outstanding options to acquire stock). The shares under this agreement were repurchased on August 15, 2007.

•

On September 14, 2007, CSC issued $250 million of 6.375% Senior Medium-Term Notes due in 2017. See note “15—Subsequent Event” for a discussion of the issuance of junior subordinated notes and trust preferred securities which completed the capital restructuring plan.

In accordance with the terms of the Company’s share-based awards program, the payment of the special dividend required the Company to adjust the number of common shares subject to stock options outstanding, as well as the price at which the awards may be exercised. The adjustments resulted in an increase in the number of common shares subject to outstanding stock options in an aggregate amount of 3 million common shares and a decrease in the weighted-average exercise price per option from $17.16 to $16.36. The effect of the adjustments provided each holder of outstanding stock options with the same aggregate fair value pre- and post-dividend, with no change in stock-based compensation expense.

4.	Business Acquisition

On March 31, 2007, the Company completed its acquisition of The 401(k) Company, which offers defined contribution plan services, for $115 million in cash. The acquisition enhances the Company’s ability to meet the needs of retirement plans of all sizes, as well as provides the opportunity to capture rollover accounts from retirement plans served by The 401(k) Company and cross-sell the Company’s other investment and banking services to plan participants. The Company’s condensed consolidated financial statements include The 401(k) Company as a wholly-owned subsidiary of CSC from March 31, 2007. Pro-forma financial information for The 401(k) Company is not presented as it is not material to the Company’s condensed consolidated financial statements.

The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of acquired assets. Any excess of the purchase price over the fair value of the acquired net assets is recorded as goodwill. As a result of a purchase price allocation, the Company recorded goodwill of $106 million and intangible assets of $8 million, both of which are deductible for tax purposes over a period of 15 years. The intangible assets, which relate to customer relationships, will be amortized on a straight-line basis over 16 years. The goodwill has been allocated to the Schwab Corporate and Retirement Services segment.

5.	Taxes on Income

Upon the implementation of FIN No. 48 on January 1, 2007, the Company recorded a charge to retained earnings of $17 million related to various federal and state income tax matters, including estimated interest. Of this charge, $14 million related to discontinued operations. The balance of the Company’s unrecognized tax benefits at September 30 and January 1, 2007 is approximately $5 million and $20 million, respectively. The January 1, 2007 balance includes $15 million, related to discontinued operations. The Company’s unrecognized tax benefits, which are included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets, represent the difference between positions taken on tax return filings and the requirements under FIN No. 48 to consider potential tax settlement outcomes. Resolving these uncertain tax matters in the Company’s favor would reduce income tax expense from continuing operations by $5 million.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

The Company recognizes interest and penalties related to unrecognized tax benefits in taxes on income. Interest charges for the third quarter and first nine months of 2007 were not material. At September 30, 2007, the Company had a liability for estimated interest on the unrecognized tax benefits of $2 million.

CSC and its subsidiaries file income tax returns in the federal jurisdiction, as well as most state and applicable local jurisdictions and are subject to routine examinations by the respective taxing authorities. Based upon the expected completion of audits within the next 12 months, management does not expect a change in the unrecognized tax benefits to be material to the financial statements. Federal returns have been audited through 2004. Those audits are complete subject to the resolution of a 1989 tax matter in which a decision has been rendered by the 9th Circuit Court of Appeals and is expected to be final in the fourth quarter of 2007. Until final resolution of this matter, all federal and state income tax returns for the years 1989 through 2004 remain technically open for examination.

6.	Comprehensive Income

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$1,534	$266	$2,099	$760
Other comprehensive income (loss):
Change in unrealized loss on cash flow hedging instruments:
Unrealized gain (loss)	—	(17)	1	3
Reclassification of realized gain included in net income (1)	(7)	(11)	(7)	(11)
Income tax effect	3	12	3	3

Net	(4)	(16)	(3)	(5)

Change in unrealized gain on securities available for sale:
Unrealized gain (loss)	15	76	(21)	7
Reclassification of realized loss included in net income (1)	59	—	59	—
Income tax effect	(31)	(31)	(16)	(1)

Net	43	45	22	6

Minimum pension liability adjustment:
Reclassification of realized loss included in net income (1)	9	—	9	—
Income tax effect	(4)	—	(4)	—

Net	5	—	5	—

Total other comprehensive income	44	29	24	1

Comprehensive income	$1,578	$295	$2,123	$761

(1)	Reclassification adjustment for the three and nine months ended September 30, 2007 related to the sale of U.S. Trust.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$1,534	$266	$2,099	$760

Weighted-average common shares outstanding – basic	1,188	1,263	1,227	1,274
Common stock equivalent shares related to stock incentive plans	13	14	15	15

Weighted-average common shares outstanding – diluted(1)	1,201	1,277	1,242	1,289

Basic EPS:
Income from continuing operations	$.27	$.18	$.66	$.52
Income from discontinued operations, net of tax	$1.02	$.03	$1.05	$.08
Net income	$1.29	$.21	$1.71	$.60

Diluted EPS:
Income from continuing operations	$.27	$.18	$.66	$.52
Income from discontinued operations, net of tax	$1.01	$.03	$1.03	$.07
Net income	$1.28	$.21	$1.69	$.59

(1)

Antidilutive stock options excluded from the calculation of diluted earnings per share were 19 million and 32 million shares for the third quarters of 2007 and 2006, respectively, and 23 million and 34 million shares for the first nine months of 2007 and 2006, respectively.

8.	Regulatory Requirements

CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended (the Act).

Under the Act, the Federal Reserve Board has established consolidated capital requirements for bank holding companies. CSC is subject to those guidelines. CSC’s depository institution subsidiary is Schwab Bank.

On August 9, 2007, CSC and Schwab Bank filed applications with the Office of Thrift Supervision (OTS) to convert CSC to a savings and loan association holding company and Schwab Bank to a federal savings association. Following these conversions, CSC would cease to be subject to the supervision and regulation of the Federal Reserve and would become subject to supervision by the OTS. Similarly, Schwab Bank would cease to be subject to the supervision and regulation of the Office of the Comptroller of the Currency and would become subject to supervision by the OTS.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

The regulatory capital and ratios, including discontinued operations at December 31, 2006, are as follows:

		Actual		Minimum Capital Requirement		Minimum to be Well Capitalized (1)
September 30, 2007		Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital:	Company	$2,860	12.8%	$895	4.0%	N/A
	Schwab Bank	$802	12.8%	$250	4.0%	$375	6.0%

Total Capital:	Company	$2,866	12.8%	$1,789	8.0%	N/A
	Schwab Bank	$809	12.9%	$500	8.0%	$625	10.0%

Leverage:	Company	$2,860	7.4%	$1,542	4.0%	N/A
	Schwab Bank	$802	6.2%	$520	4.0%	$650	5.0%

		Actual		Minimum Capital Requirement		Minimum to be Well Capitalized (1)
December 31, 2006		Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital:	Company	$4,137	15.5%	$1,066	4.0%	N/A
	Schwab Bank	$705	14.1%	$200	4.0%	$300	6.0%
	U.S. Trust	$875	13.6%	$258	4.0%	N/A
	United States Trust NA	$735	11.7%	$252	4.0%	$377	6.0%

Total Capital:	Company	$4,168	15.6%	$2,132	8.0%	N/A
	Schwab Bank	$709	14.2%	$400	8.0%	$500	10.0%
	U.S. Trust	$901	14.0%	$516	8.0%	N/A
	United States Trust NA	$761	12.1%	$503	8.0%	$629	10.0%

Leverage:	Company	$4,137	8.9%	$1,857	4.0%	N/A
	Schwab Bank	$705	6.7%	$420	4.0%	$525	5.0%
	U.S. Trust	$875	7.9%	$443	4.0%	N/A
	United States Trust NA	$735	6.8%	$434	4.0%	$543	5.0%

N/A	Not applicable.
(1)	Applicable only to depository institutions.

Based on its regulatory capital ratios at September 30, 2007 and December 31, 2006, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. At December 31, 2006, United States Trust National Association (United States Trust NA) was also considered well capitalized.

Schwab is subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 (the Rule). Schwab computes net capital under the alternative method permitted by this Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. At September 30, 2007, 2% of aggregate debits was $233 million, which exceeded the minimum dollar requirement for Schwab of $250,000. At September 30, 2007, Schwab’s net capital was $1.2 billion (10% of aggregate debit balances), which was $946 million in excess of its minimum required net capital and $596 million in excess of 5% of aggregate debit balances. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

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

Separately, the Company has guaranteed certain payments in the event of a termination of certain mutual fund sub-advisor agreements, related to the adoption of AXA Rosenberg LLC’s U.S. family of mutual funds, known as the Laudus Funds®. Additionally, the Company has provided indemnifications related to facility leases and technology services to a counterparty in connection with the disposition of certain of its assets. At September 30, 2007, the Company’s maximum potential future liability under these agreements was approximately $140 million. Further, as discussed below under “Legal contingencies,” the Company provided an indemnification to UBS Securities LLC and UBS Americas Inc. (collectively referred to as UBS) for expenses associated with certain litigation. At September 30, 2007, the Company has a recorded liability of approximately $30 million reflecting the estimated fair value of these guarantees and indemnifications. The fair value of these guarantees and indemnifications is not necessarily indicative of amounts that would be paid in the event a payment was required.

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company satisfies the margin requirements by arranging LOCs, in favor of the clearing houses, which are issued by multiple banks. At September 30, 2007, the aggregate face amount of these outstanding LOCs totaled $1.2 billion. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At September 30, 2007, the aggregate face amount of these outstanding LOCs totaled $218 million. No funds were drawn under these LOCs at September 30, 2007.

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

SoundView and certain of its subsidiaries are among the numerous financial institutions named as defendants in multiple purported securities class actions filed in the United States District Court for the Southern District of New York (the IPO Allocation Litigation) between June and December 2001. The IPO Allocation Litigation was brought on behalf of persons who either directly or in the aftermarket purchased IPO securities between March 1997 and December 2000. The plaintiffs allege that SoundView entities and the other underwriters named as defendants required customers receiving allocations of IPO shares to pay excessive and undisclosed commissions on unrelated trades and to purchase shares in the aftermarket at prices higher than the IPO price, in violation of the federal securities laws. SoundView entities have been named in 31 of the actions, each involving a different company’s IPO, and had underwriting commitments in approximately 90 other IPOs that are the subject of lawsuits. SoundView entities have not been named as defendants in these cases, although the lead underwriters in those IPOs have asserted that depending on the outcome of the cases, SoundView entities may have indemnification or contribution obligations based on underwriting commitments in the IPOs. The parties, with the assent of the District Court, selected 17 cases as focus cases for the purpose of case-specific discovery, and in October 2004, the District Court allowed 6 of the focus cases to proceed as class actions. Defendants appealed that decision to the United States Court of Appeals for the Second Circuit, which issued an order on December 5, 2006 reversing the District Court’s decision to allow the 6 focus cases to proceed as class actions. On April 6, 2007, the Court of Appeals denied the plaintiffs’ request for rehearing. In August 2007, plaintiffs filed amended class action complaints, which again seek approval for the cases to proceed as class actions. The Company will continue to vigorously contest these claims on behalf of SoundView pursuant to the indemnity with UBS.

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

	September 30, 2007	December 31, 2006
Notional principal amount	$243	$253
Weighted-average variable interest rate	8.23%	7.91%
Weighted-average fixed interest rate	7.81%	7.78%
Weighted-average maturity (in years)	2.0	2.7

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

These Swaps have been designated as fair value hedges under SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities. Changes in the fair value of the Swaps are offset by changes in fair value of the hedged Medium-Term Notes. At September 30, 2007 and December 31, 2006, CSC recorded a derivative asset of $2 million and approximately $500,000, respectively, for these Swaps.

Forward sale and interest rate lock commitments: Schwab Bank’s loans held for sale portfolio consists of fixed- and adjustable-rate mortgages, which are subject to a loss in value when market interest rates rise. Schwab Bank uses forward sale commitments to manage this risk. These forward sale commitments have been designated as cash flow hedging instruments with respect to the loans held for sale. Accordingly, the fair values of these forward sale commitments are recorded on the Company’s condensed consolidated balance sheets, with gains or losses recorded in other comprehensive income (loss). Amounts included in other comprehensive income (loss) are reclassified into earnings when the related loan is sold. At both September 30, 2007 and December 31, 2006, the derivative asset and liability recorded by Schwab Bank for these forward sale commitments were immaterial.

Additionally, Schwab Bank uses forward sale commitments to hedge interest rate lock commitments issued on mortgage loans that will be held for sale. Schwab Bank considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely based on changes in market interest rates. Any changes in fair value of the interest rate lock commitments are completely offset by changes in fair value of the related forward sale commitments. Schwab Bank had interest rate lock commitments on mortgage loans to be held for sale with principal balances totaling approximately $146 million and $122 million at September 30, 2007 and December 31, 2006, respectively. At both September 30, 2007 and December 31, 2006, the derivative asset and liability recorded by Schwab Bank for these interest rate lock commitments and the related forward sale commitments were immaterial.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

Financial information for the Company’s reportable segments is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues:
Schwab Investor Services	$862	$703	$2,450	$2,191
Schwab Institutional	287	239	818	720
Schwab Corporate and Retirement Services	134	95	371	272
Unallocated and other (1)	8	29	10	30

Total net revenues	$1,291	$1,066	$3,649	$3,213
Income from continuing operations before taxes on income:
Schwab Investor Services	$343	$230	$886	$710
Schwab Institutional	125	98	342	304
Schwab Corporate and Retirement Services	40	29	104	77
Unallocated and other	4	25	(5)	13

Income from continuing operations before taxes on income	512	382	1,327	1,104
Taxes on income	(189)	(152)	(512)	(437)
Income from discontinued operations, net of tax	1,211	36	1,284	93

Net income	$1,534	$266	$2,099	$760

(1)	Includes gains (losses) on investments.

12.	Supplemental Cash Flow Information

Certain information affecting the cash flows of the Company is presented in the following table:

	Nine Months Ended September 30,
	2007	2006
Income taxes paid (1)	$421	$455

Interest paid:
Brokerage client cash balances	$270	$326
Deposits from banking clients	189	133
Long-term debt	16	18
Other	16	16

Total interest paid	$491	$493

(1)	Includes discontinued operations.

13.	Discontinued Operations

On November 19, 2006, CSC entered into a definitive agreement with Bank of America pursuant to which Bank of America agreed to acquire all of the outstanding common stock of U.S. Trust for $3.3 billion in cash. The transaction closed on July 1, 2007. CSC recognized a gain on the sale of $1.9 billion, or $1.2 billion after tax, in the third quarter of 2007.

The results of operations, net of income taxes, and cash flows of U.S. Trust have been presented as discontinued operations on the Company’s condensed consolidated statements of income and of cash flows for all periods through the date of the sale. The assets and liabilities of U.S. Trust prior to the sale have each been combined and presented as assets and liabilities of discontinued operations on the Company’s condensed consolidated balance sheets. The

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

Company’s consolidated prior period revenues, expenses, taxes on income, assets, liabilities, and cash flows also reflect this presentation.

The assets and liabilities of U.S. Trust included in assets of discontinued operations and liabilities of discontinued operations at December 31, 2006 were as follows:

December 31, 2006
Assets
Cash and cash equivalents	$625
Cash and investments segregated and on deposit for federal and other regulatory purposes	11
Loans to banking clients – net	7,090
Securities owned	2,571
Equipment, office facilities, and property – net	97
Goodwill	390
Intangible assets – net	119
Other assets	442
Assets retained from discontinued operations	(749)

Total assets	$10,596

Liabilities
Deposits from banking clients (net of liabilities retained)	$8,532
Accrued expenses and other liabilities	379
Short-term borrowings	101
Long-term debt	52

Total liabilities	$9,064

The components of income from discontinued operations related to U.S. Trust are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues	$—	$224	$446	$667

Income from discontinued operations, before taxes	$—	$56	$116	$144
Gain on sale of U.S. Trust, before taxes	1,862	—	1,862	—
Taxes on income	(651)	(20)	(694)	(53)

Income from discontinued operations, net of tax	$1,211	$36	$1,284	$91

When calculating the Company’s gain on the sale of U.S. Trust for income tax purposes, the acquisition date tax basis is the basis of U.S. Trust’s prior stockholders in their shares as of the date U.S. Trust was acquired by the Company, since the transaction qualified as a tax-free exchange. In the fourth quarter of 2006, the Company recorded a $205 million income tax benefit related to the estimated difference between the tax and book bases of the Company’s U.S. Trust stock. This amount was included in income from discontinued operations, net of tax on the Company’s consolidated statements of income. This initial estimate of the tax benefit was based on publicly available information, including information on the composition of U.S. Trust’s stockholders at the acquisition date and the market price of U.S. Trust stock during relevant periods, and subject to adjustment following a survey of former U.S. Trust stockholders. The Company completed the survey in the third quarter of 2007. Based upon the results of this survey, the Company recorded an additional $72 million income tax benefit.

In May 2007, Schwab terminated an arrangement with U.S. Trust by which the excess cash held in certain Schwab brokerage client accounts was swept into a money market deposit account at U.S. Trust. Schwab moved all of these

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

balances to a similar existing arrangement with Schwab Bank. At December 31, 2006, these balances totaled $749 million and were included in deposits from banking clients with a corresponding amount in assets retained from discontinued operations on the Company’s condensed consolidated balance sheets. The interest expense related to these client deposit balances maintained at U.S. Trust is included in interest expense from continuing operations on the Company’s condensed consolidated statements of income. This interest expense was $3 million for the third quarter of 2006, and $4 million and $8 million for the first nine months of 2007 and 2006, respectively. The corresponding interest revenue on the invested cash balances related to these deposits is included in interest revenue from continuing operations on the Company’s condensed consolidated statements of income. This interest revenue was $10 million for the third quarter of 2006, and $14 million and $28 million for the first nine months of 2007 and 2006, respectively. The interest revenue amount was calculated using the Company’s funds transfer pricing methodology, which is used by management to estimate the interest earned on the investment of these deposit balances.

14.	Restructuring Reserve

A summary of the activity in the facilities restructuring reserve related to the Company’s past restructuring initiatives, as well as certain retained restructuring-related obligations following the past sales of SSCM and Charles Schwab Europe, for the third quarter and first nine months of 2007 is as follows:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Beginning balance	$92	$112
Restructuring credit (1)	(2)	(5)
Cash payments—net	(8)	(27)
Other (2)	1	3

Ending balance at September 30, 2007 (3)	$83	$83

(1)	Represents change in sublease assumptions.

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

15.	Subsequent Event

On October 5, 2007, CSC and Schwab Capital Trust I, a statutory trust formed under the laws of the State of Delaware (Trust), closed the public offering of $300 million of the Trust’s fixed to floating rate trust preferred securities. The proceeds from the sale of the trust preferred securities were invested by the Trust in fixed to floating rate junior subordinated notes issued by CSC (Subordinated Debt). The Subordinated Debt has a fixed interest rate of 7.50% until November 15, 2017 and a floating rate thereafter. The Subordinated Debt may be redeemed at a redemption price of principal plus accrued but unpaid interest on November 15, 2017, on or after November 15, 2037, or following the occurrence of certain events, and at a make-whole redemption price at any other time. CSC has contractually agreed, for the benefit of certain holders of the Company’s long-term indebtedness ranking senior to the Subordinated Debt, not to redeem, repay or purchase the Subordinated Debt or the trust preferred securities prior to November 15, 2047 unless it has received proceeds of the issuance of certain replacement capital securities, among other conditions. CSC expects that the trust preferred securities will be treated as Tier 1 capital of CSC. The issuance of the Subordinated Debt and trust preferred securities completed CSC’s previously announced capital restructuring plan.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key financial and non-financial metrics in evaluating the Company’s financial position and operating performance. All information contained in this Form 10-Q is presented on a continuing operations basis unless otherwise noted. Results for the third quarters and first nine months of 2007 and 2006 are shown in the following table:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2007	2006	Change	2007	2006	Change
Client Activity Metrics:
Net new client assets (in billions) (1, 2)	$37.3	$22.5	66%	$120.7	$74.5	62%
Client assets (in billions, at quarter end)	$1,440.7	$1,177.0	22%
Clients’ daily average trades (in thousands)	294.3	236.4	24%	272.8	278.2	(2%)

Company Financial Metrics:
Net revenue growth from prior year’s period	21%	15%		13.6%	21%
Pre-tax profit margin from continuing operations	39.7%	35.8%		36.4%	34.4%
Return on stockholders’ equity	145%	23%		67%	22%
Annualized net revenue per average full-time equivalent employee (in thousands)	$400	$356	12%	$379	$364	4%

(1)

The first nine months of 2007 includes $17.8 billion related to the acquisition of The 401(k) Company and $3.3 billion related to a mutual fund clearing services client. Effective in the second quarter of 2007, amount includes balances covered by 401(k) record keeping-only services, which totaled $5.2 billion at May 31, 2007, related to the March 2007 acquisition of The 401(k) Company.

(2)	Effective in the third quarter of 2007, amounts include the Company’s mutual fund clearing services business’ daily net settlements. All prior period amounts have been recast to reflect this change.

While the securities markets experienced increased volatility during the third quarter of 2007, the Company continued to strengthen its operating and financial performance. Net new client assets of $37.3 billion for the third quarter of 2007 were 66% higher than the third quarter of 2006. Total client assets rose by 22% from the third quarter of 2006 to $1.441 trillion at September 30, 2007. Net revenues grew on a year-over-year basis, rising by 21% compared to the third quarter of 2006. This increase was primarily due to an increase in asset management and administration fees driven by growth in client assets, as well as an increase in net interest revenue due to higher interest rate spreads resulting from the higher interest rate environment. Net interest revenue also increased due to incremental interest revenue generated by temporarily investing the proceeds from the sale of U.S. Trust. These factors contributed to a 19% increase in asset-based and other revenues (which include asset management and administration fees, net interest revenue, and other revenues) to a record $1,073 million. Total expenses in the third quarter of 2007 increased $95 million, or 14%, compared to the third quarter of 2006, primarily due to higher compensation and benefits expense, and advertising and market development expense. Pre-tax profit margin from continuing operations was 39.7%, which represents an increase from 35.8% in the third quarter of 2006. Net income grew to $1,534 million, which includes a $1,211 million after-tax gain on the sale of U.S. Trust from $266 million in the third quarter of 2006. Return on stockholders’ equity increased to 145% in the third quarter of 2007, compared to 23% in the third quarter of 2006, reflecting the sale of U.S. Trust, earnings growth, and the Company’s continued active management of its capital base.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Capital Restructuring

On July 2, 2007, CSC announced its plan to return approximately $3.5 billion in capital to stockholders and create a more efficient and cost-effective capital structure. The plan included the following components:

•	CSC paid a special cash dividend of $1.00 per common share, which returned $1.2 billion to stockholders. The special dividend was paid on August 24, 2007, to stockholders of record on July 24, 2007.

•

In August 2007, CSC repurchased 84 million shares of its common stock through a modified “Dutch Auction” Tender Offer (Tender Offer). The Tender Offer period closed on July 31, 2007 and CSC accepted for purchase 84 million shares of its common stock, at a purchase price of $20.50 per share, for a total purchase price of $1.7 billion.

•

CSC executed a separate Stock Purchase Agreement with Chairman and CEO Charles R. Schwab, CSC’s largest stockholder, and with certain additional stockholders whose shares Mr. Schwab is deemed to beneficially own. Under the Stock Purchase Agreement, Mr. Schwab and the other stockholders who are parties to the agreement did not participate in the Tender Offer, but instead, sold, and CSC purchased, 18 million shares, at a purchase price ($20.50 per share), which is the same as was determined and paid in the Tender Offer, for a total purchase price of $369 million. The number of shares repurchased resulted in Mr. Schwab maintaining the same beneficial percentage interest in CSC’s outstanding common stock that he had prior to the Tender Offer and sale of shares pursuant to the Stock Purchase Agreement (approximately 18 percent, which does not take into consideration Mr. Schwab’s outstanding options to acquire stock). The shares under this agreement were repurchased on August 15, 2007.

•

On September 14, 2007, CSC issued $250 million of 6.375% Senior Medium-Term Notes due in 2017. See note “15 – Subsequent Event” in the Notes to Condensed Consolidated Financial Statements for a discussion of the issuance of junior subordinated notes and trust preferred securities which completed the capital restructuring plan.

Discontinued Operations

On November 19, 2006, CSC entered into a definitive agreement with Bank of America Corporation (Bank of America) pursuant to which Bank of America agreed to acquire all of the outstanding common stock of U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) for $3.3 billion in cash. The transaction closed on July 1, 2007. CSC recognized a gain on the sale of $1.9 billion, or $1.2 billion after tax, in the third quarter of 2007.

The results of operations, net of income taxes, and cash flows of U.S. Trust have been presented as discontinued operations on the Company’s condensed consolidated statements of income and of cash flows for all periods through the date of the sale. The assets and liabilities of U.S. Trust prior to the sale have been combined and presented as assets and liabilities of discontinued operations on the Company’s condensed consolidated balance sheets. The Company’s consolidated prior period revenues, expenses, taxes on income, assets, liabilities, and cash flows also reflect this presentation.

Business Acquisition

On March 31, 2007, the Company completed its acquisition of The 401(k) Company, which offers defined contribution plan services, for $115 million in cash. As a result of a purchase price allocation, the Company recorded goodwill of $106 million and intangible assets of $8 million. The intangible assets will be amortized over 16 years.

Subsequent Event

See note “15 – Subsequent Event” in the Notes to Condensed Consolidated Financial Statements for a discussion of additional debt issued.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2007	2006	Change	2007	2006	Change
Asset-based and other revenues	$1,073	$899	19%	$3,031	$2,609	16%
Trading revenue	218	167	31%	618	604	2%

Total net revenues	1,291	1,066	21%	3,649	3,213	14%
Expenses excluding interest	779	684	14%	2,322	2,109	10%

Income from continuing operations before taxes on income	512	382	34%	1,327	1,104	20%
Taxes on income	(189)	(152)	24%	(512)	(437)	17%

Income from continuing operations	323	230	40%	815	667	22%
Income from discontinued operations, net of tax	1,211	36	N/M	1,284	93	N/M

Net income	$1,534	$266	N/M	$2,099	$760	176%

Earnings per share from continuing operations – diluted	$.27	$.18	50%	$.66	$.52	27%
Earnings per share – diluted	$1.28	$.21	N/M	$1.69	$.59	186%
Pre-tax profit margin from continuing operations	39.7%	35.8%		36.4%	34.4%
Effective income tax rate on income from continuing operations	36.9%	39.8%		38.6%	39.6%

N/M Not Meaningful.

The increase in asset-based and other revenues from the third quarter and first nine months of 2006 was due to an increase in asset management and administration fees resulting from higher levels of client assets, and an increase in net interest revenue resulting from yields on assets increasing faster than those on liabilities. Net interest revenue also increased due to incremental interest revenue generated by temporarily investing the proceeds from the sale of U.S. Trust. The increase in trading revenue from the third quarter and first nine months of 2006 was primarily due to higher average revenue earned per revenue trade and higher daily average revenue trades for the third quarter.

The increase in expenses excluding interest from the third quarter and first nine months of 2006 was mainly due to higher compensation and benefits expense, advertising and market development expense, and professional services expense.

The increase in income from continuing operations from the third quarter and first nine months of 2006 was primarily due to an increase in net revenues, partially offset by higher expenses excluding interest. The increase in net income from 2006 was primarily due to the gain of $1.2 billion, after tax, on the sale of U.S. Trust in the third quarter of 2007.

Segment Information

The Company provides financial services to individuals, and institutional and corporate clients through three segments – Schwab Investor Services, Schwab Institutional®, and Schwab Corporate and Retirement Services. As a result of organizational and related business changes in the second quarter of 2007, the corporate and retirement services business, which was historically included within the Schwab Investor Services segment, was separated into its own segment called Schwab Corporate and Retirement Services. Additionally, the mutual fund clearing services business, which was historically included in unallocated and other, is included within the Schwab Corporate and Retirement Services segment. Previously-reported segment information has been revised to reflect these changes. The Schwab Investor Services segment includes the Company’s retail brokerage and banking operations. The Schwab Institutional segment provides custodial, trading, and support services to independent investment advisors. The Schwab Corporate and Retirement Services segment provides retirement plan services, plan administrator services, stock plan services,

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

and mutual fund clearing services and supports the availability of Schwab proprietary mutual funds on third-party platforms.

Financial information for the Company’s reportable segments is presented in the following table:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2007	2006		2007	2006
Schwab Investor Services:
Net revenues	$862	$703	23%	$2,450	$2,191	12%
Expenses excluding interest	519	473	10%	1,564	1,481	6%

Contribution margin	$343	$230	49%	$886	$710	25%

Schwab Institutional:
Net revenues	$287	$239	20%	$818	$720	14%
Expenses excluding interest	162	141	15%	476	416	14%

Contribution margin	$125	$98	28%	$342	$304	13%

Schwab Corporate and Retirement Services:
Net revenues	$134	$95	41%	$371	$272	36%
Expenses excluding interest	94	66	42%	267	195	37%

Contribution margin	$40	$29	38%	$104	$77	35%

Unallocated and other:
Net revenues	$8	$29	(72%)	$10	$30	(67%)
Expenses excluding interest	4	4	—	15	17	(12%)

Contribution margin	$4	$25	(84%)	$(5)	$13	N/M

Total:
Net revenues	$1,291	$1,066	21%	$3,649	$3,213	14%
Expenses excluding interest	779	684	14%	2,322	2,109	10%

Contribution margin	$512	$382	34%	$1,327	$1,104	20%

N/M Not meaningful.

Schwab Investor Services

Net revenues increased by $159 million, or 23%, and $259 million, or 12%, from the third quarter and first nine months of 2006, respectively, due to higher asset management and administration fees and net interest revenue. Asset management and administration fees increased as a result of higher balances of client assets in the Company’s proprietary mutual funds and Mutual Fund OneSource® service, as well as balances participating in advisory and managed account service programs. Net interest revenue increased due to higher levels of market interest rates and changes in the composition of interest-earning assets, including increases in securities available for sale and loans to banking clients, as well as generally higher yields on earning assets. Trading revenue increased primarily due to higher daily average revenue trades. Expenses excluding interest increased by $46 million, or 10%, and $83 million, or 6%, from the third quarter and first nine months of 2006, respectively, primarily due to higher client servicing and other related expenses as well as higher advertising and market development expense as a result of increased media spending.

Schwab Institutional

Net revenues increased by $48 million, or 20%, and $98 million, or 14%, from the third quarter and first nine months of 2006, respectively, due to higher asset management and administration fees as a result of increases in the balances of client assets in the Company’s proprietary mutual funds and Mutual Fund OneSource service. Expenses excluding interest increased by $21 million, or 15%, and $60 million, or 14%, from the third quarter and first nine months of 2006, respectively, primarily due to higher project spending, and marketing and business development.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Schwab Corporate and Retirement Services

Net revenues increased by $39 million, or 41%, and $99 million, or 36%, from the third quarter and first nine months of 2006, respectively, due to higher asset management and administration fees as a result of increases in balances of client assets in the Company’s proprietary mutual funds and Mutual Fund OneSource service. Expenses excluding interest increased by $28 million, or 42%, and $72 million, or 37%, from the third quarter and first nine months of 2006, respectively, primarily due to higher account servicing and related costs as a result of a 119% increase in the number of corporate retirement plan participants and a 36% increase in client assets. Additionally, both net revenues and expenses excluding interest increased from the third quarter and first nine months of 2006 due to the recent acquisition of The 401(k) Company.

Net Revenues

The Company categorizes its revenues as either asset-based and other revenues or trading revenue. As shown in the following tables, asset-based and other revenues, trading revenue, and total net revenues increased in the third quarter and first nine months of 2007 from the same periods in 2006.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Sources of Net Revenues

Three Months Ended September 30,

		2007		2006
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset-based and other revenues
Asset management and administration fees (1)
Mutual fund service fees:
Proprietary funds (Schwab Funds® and Laudus Funds®)	19%	$301	23%	$253	24%
Mutual Fund OneSource®	28%	173	13%	135	13%
Other	25%	5	1%	4	—
Investment management and trust fees	32%	120	9%	91	9%
Other	83%	11	1%	6	—

Asset management and administration fees	25%	610	47%	489	46%

Net interest revenue
Interest revenue:
Margin loans to clients	3%	222	17%	216	20%
Investments, client-related	(16%)	125	10%	148	14%
Securities available for sale	19%	108	8%	91	9%
Loans to banking clients	29%	44	3%	34	3%
Short-term investments	93%	27	2%	14	1%
Other	68%	67	6%	40	4%

Interest revenue	9%	593	46%	543	51%
Interest expense:
Brokerage client cash balances	(23%)	84	6%	109	10%
Deposits from banking clients	7%	65	5%	61	6%
Long-term debt	—	7	1%	7	1%
Other	(33%)	4	—	6	—

Interest expense	(13%)	160	12%	183	17%

Net interest revenue	20%	433	34%	360	34%

Other	(40%)	30	2%	50	4%

Total asset-based and other revenues	19%	1,073	83%	899	84%

Trading revenue
Commissions	33%	187	15%	141	13%
Principal transactions	19%	31	2%	26	3%

Total trading revenue	31%	218	17%	167	16%

Total net revenues	21%	$1,291	100%	$1,066	100%

(1)	Certain prior-year amounts have been reclassified to conform to the 2007 presentation.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Sources of Net Revenues

Nine Months Ended September 30,

		2007		2006
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset-based and other revenues
Asset management and administration fees (1)
Mutual fund service fees:
Proprietary funds (Schwab Funds® and Laudus Funds®)	18%	$854	23%	$721	22%
Mutual Fund OneSource®	22%	490	13%	403	13%
Other	8%	13	1%	12	—
Investment management and trust fees	29%	344	9%	266	8%
Other	16%	29	1%	25	1%

Asset management and administration fees	21%	1,730	47%	1,427	44%

Net interest revenue
Interest revenue:
Margin loans to clients	2%	641	18%	627	20%
Investments, client-related	(13%)	404	11%	467	15%
Securities available for sale	29%	295	8%	228	7%
Loans to banking clients	30%	121	3%	93	3%
Short-term investments	184%	91	2%	32	1%
Other	23%	145	5%	118	3%

Interest revenue	8%	1,697	47%	1,565	49%
Interest expense:
Brokerage client cash balances	(17%)	269	7%	325	10%
Deposits from banking clients	36%	187	5%	138	4%
Long-term debt	(5%)	21	1%	22	1%
Other	(18%)	14	1%	17	1%

Interest expense	(2%)	491	14%	502	16%

Net interest revenue	13%	1,206	33%	1,063	33%

Other	(20%)	95	3%	119	4%

Total asset-based and other revenues	16%	3,031	83%	2,609	81%

Trading revenue
Commissions	(1%)	537	15%	542	17%
Principal transactions	31%	81	2%	62	2%

Total trading revenue	2%	618	17%	604	19%

Total net revenues	14%	$3,649	100%	$3,213	100%

(1)	Certain prior-year amounts have been reclassified to conform to the 2007 presentation.

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

The increase in asset management and administration fees from the third quarter and first nine months of 2006 was primarily due to higher mutual fund, advisory, and managed account asset balances. The $87 million, or 22%, and $221 million, or 19%, increase in mutual fund service fees from the third quarter and first nine months of 2006, respectively, was primarily due to a 26% rise in the Company’s proprietary mutual fund asset balances and a 26% increase in asset balances in Schwab’s Mutual Fund OneSource service. The $29 million, or 32%, and $78 million, or 29%, increase in investment management and trust fees from the third quarter and first nine months of 2006, respectively, was primarily due to higher balances of client assets participating in advisory and managed account services programs. At September 30, 2007, the Company’s total client assets increased $263.7 billion, or 22%, from September 30, 2006 due to $129.5 billion of net new client assets and $134.2 billion of net market gains.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Client-related daily average balances, interest rates, and average net interest spread for the third quarters and first nine months of 2007 and 2006 are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest-Earning Assets:
Investments of segregated client cash balances:
Average balance outstanding	$9,400	$11,492	$10,301	$13,372
Average interest rate	5.27%	5.09%	5.24%	4.67%
Margin loans to clients:
Average balance outstanding	$10,852	$10,152	$10,477	$10,328
Average interest rate	8.10%	8.42%	8.18%	8.11%
Securities available for sale:
Average balance outstanding (1)	$7,803	$6,721	$7,206	$5,868
Average interest rate	5.50%	5.36%	5.48%	5.19%
Loans to banking clients:
Average balance outstanding	$2,900	$2,210	$2,635	$2,118
Average interest rate	6.11%	6.01%	6.15%	5.85%

Funding Sources:
Interest-bearing brokerage client cash balances:
Average balance outstanding	$14,288	$16,847	$14,893	$18,625
Average interest rate	2.31%	2.56%	2.41%	2.34%
Interest-bearing banking deposits:
Average balance outstanding (1)	$12,143	$9,778	$11,731	$8,665
Average interest rate	2.12%	2.48%	2.13%	2.13%
Other interest-bearing sources:
Average balance outstanding	$2,069	$1,737	$1,949	$1,848
Average interest rate	1.92%	2.49%	2.09%	2.33%
Average noninterest-bearing portion	$2,455	$2,213	$2,046	$2,548

Summary:
Total average balance on interest-earning assets	$30,955	$30,575	$30,619	$31,686
Average yield on interest-earning assets	6.40%	6.32%	6.38%	5.97%
Total average balance on funding sources	$30,955	$30,575	$30,619	$31,686
Average interest rate on funding sources	2.03%	2.35%	2.12%	2.09%

Average net interest spread	4.37%	3.97%	4.26%	3.88%

(1)	For the 2006 periods and the nine months ended September 30, 2007, amounts include assets and liabilities retained from discontinued operations as discussed below.

The increase in net interest revenue from the third quarter and first nine months of 2006 was primarily due to higher levels of market interest rates and changes in the composition of interest-earning assets, including increases in securities available for sale and loans to banking clients, as well as generally higher yields on earning assets, partially offset by higher average balances on banking deposits. Additionally, the Company’s average net interest spread increased from the third quarter and first nine months of 2006 as the average yield on interest-earning assets increased more than the average interest rate on funding sources. Net interest revenue also increased due to incremental interest revenue generated by temporarily investing the proceeds from the sale of U.S. Trust.

The amount of excess cash held in certain Schwab brokerage client accounts that is swept into money market deposit accounts at Schwab Bank and (through May 2007) at U.S. Trust has increased significantly since the program’s

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

inception in 2003. Average interest-bearing banking deposits increased $2.4 billion, or 24%, to $12.1 billion from the third quarter of 2006, and $3.1 billion, or 35%, to $11.7 billion from the first nine months of 2006. As a result, the average securities available for sale balances increased $1.1 billion, or 16%, to $7.8 billion from the third quarter of 2006, and $1.3 billion, or 23%, to $7.2 billion from the first nine months of 2006, with higher levels of investments in corporate debt and mortgage-backed securities. Meanwhile, average interest-bearing brokerage client cash balances decreased $2.6 billion, or 15%, to $14.3 billion from the third quarter of 2006, and $3.7 billion, or 20%, to $14.9 billion from the first nine months of 2006. The decline in the average interest-bearing brokerage client cash balances led to a corresponding decline of $2.1 billion, or 18%, in average investments of segregated client cash balances to $9.4 billion from the third quarter of 2006, and $3.1 billion, or 23%, to $10.3 billion from the first nine months of 2006.

Certain interest-bearing assets and liabilities of U.S. Trust retained by the Company: The excess cash held in certain Schwab brokerage client accounts was previously swept into a money market deposit account at U.S. Trust. In May 2007, Schwab terminated this arrangement and moved all of these balances to a similar existing arrangement with Schwab Bank. At December 31, 2006, these balances totaled $749 million and were included in deposits from banking clients with a corresponding amount in assets retained from discontinued operations on the Company’s condensed consolidated balance sheets.

Trading Revenue

Trading revenue includes commission revenue (generated by executing client trades) and principal transaction revenues (from client fixed income securities trading activity). The increase in trading revenue from the third quarter and first nine months of 2006 was primarily due to higher average revenue earned per revenue trade and higher daily average revenue trades for the third quarter.

As shown in the following table, daily average revenue trades executed by the Company increased 26% from the third quarter of 2006 and decreased 3% from the first nine months of 2006, while average revenue earned per revenue trade increased 5% and 6% from the third quarter and first nine months of 2006, respectively, primarily due to higher average revenue per trade for fixed income and equity securities trades.

	Three Months			Nine Months
	Ended September 30,		Percent	Ended September 30,		Percent
	2007	2006	Change	2007	2006	Change
Daily average revenue trades (in thousands) (1)	253.5	201.2	26%	235.1	242.3	(3%)
Number of trading days	62.5	62.5	—	186.5	187.5	(1%)
Average revenue earned per revenue trade	$13.56	$12.89	5%	$14.03	$13.28	6%

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Expenses Excluding Interest

As shown in the table below, total expenses excluding interest increased in the third quarter and first nine months of 2007 primarily due to higher compensation and benefits expense, advertising and market development expense, and professional services expense.

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
	2007	2006		2007	2006
Compensation and benefits	$447	$404	11%	$1,326	$1,220	9%
Professional services	81	73	11%	236	207	14%
Occupancy and equipment	70	64	9%	208	192	8%
Advertising and market development	44	31	42%	162	135	20%
Communications	50	42	19%	150	133	13%
Depreciation and amortization	39	39	—	117	119	(2%)
Other	48	31	55%	123	103	19%

Total expenses excluding interest	$779	$684	14%	$2,322	$2,109	10%

Expenses as a percentage of total net revenues:
Total expenses excluding interest	60.3%	64.2%		63.6%	65.6%
Advertising and market development	3.4%	2.9%		4.4%	4.2%

Compensation and Benefits

The increase in compensation and benefits expense from the third quarter and first nine months of 2006 was primarily due to an increase in full-time equivalent employees, and higher payroll taxes, health insurance costs, and 401(k) employer match contributions. The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended			Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
	2007	2006		2007	2006
Salaries and wages	$234	$212	10%	$711	$655	9%
Incentive compensation (1)	149	133	12%	402	379	6%
Employee benefits and other	64	59	8%	213	186	15%

Total compensation and benefits expense	$447	$404	11%	$1,326	$1,220	9%

Compensation and benefits expense as a percentage of total net revenues:
Salaries and wages	18.1%	19.9%		19.5%	20.4%
Incentive compensation	11.5%	12.5%		11.0%	11.8%
Employee benefits and other	5.0%	5.5%		5.8%	5.8%

Total compensation and benefits expense	34.6%	37.9%		36.3%	38.0%

Full-time equivalent employees (in thousands)(2)
At quarter end	12.9	12.1	7%
Average	12.9	12.0	8%	12.9	11.8	9%

(1)	Includes incentives, discretionary bonus costs, employee stock purchase plan, long-term incentive plan compensation, and stock-based compensation.

(2)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, but excludes professional services related to outsourced service providers.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

For the third quarter and first nine months of 2007, net revenue growth outpaced compensation and benefits expense growth, resulting in a declining ratio of compensation and benefits expense as a percentage of total net revenues.

Expenses Excluding Compensation and Benefits

The increase in professional services expense from the third quarter and first nine months of 2006 was primarily due to increases in fees paid to outsourced service providers and consultants. The increase in advertising and marketing development expense from the third quarter and first nine months of 2006 was primarily due to higher media spending related to the Company’s “Talk to Chuck™” national advertising campaign.

Taxes on Income

The Company’s effective income tax rate on income from continuing operations was 36.9% for the third quarter of 2007, compared to a tax rate of 39.8% for the third quarter of 2006. The Company’s effective income tax rate on income from continuing operations was 38.6% for the first nine months of 2007, compared to a tax rate of 39.6% for the first nine months of 2006. The decrease in the third quarter and first nine months of 2007 was primarily due to a $15 million tax benefit related to the special cash dividend paid on August 24, 2007.

LIQUIDITY AND CAPITAL RESOURCES

CSC conducts substantially all of its business through its wholly-owned subsidiaries. The capital structure among CSC and its subsidiaries is designed to provide each entity with capital and liquidity to meet its operational needs and regulatory requirements.

CSC is a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended. CSC and its depository institution subsidiary, Schwab Bank, are subject to the Federal Reserve Board’s risk-based and leverage capital guidelines. These regulations require banks and bank holding companies to maintain minimum levels of capital. In addition, Schwab Bank is subject to limitations on the amount of dividends it can pay to CSC. Based on its regulatory capital ratios at September 30, 2007 and December 31, 2006, Schwab Bank is considered well capitalized. At December 31, 2006, United States Trust Company, National Association was also considered well capitalized.

On August 9, 2007, CSC and Schwab Bank filed applications with the Office of Thrift Supervision (OTS) to convert CSC to a savings and loan association holding company and Schwab Bank to a federal savings association. Following these conversions, CSC would cease to be subject to the supervision and regulation of the Federal Reserve and would become subject to supervision by the OTS. Similarly, Schwab Bank would cease to be subject to the supervision and regulation of the Office of the Comptroller of the Currency and would become subject to supervision by the OTS.

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

CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, share repurchases, acquisitions, and other investments. On September 14, 2007, CSC issued $250 million of 6.375% Medium-Term Notes due in 2017. The Medium-Term Notes, of which $502 million was

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

issued and outstanding at September 30, 2007, have maturities ranging from 2007 to 2017 and fixed interest rates ranging from 6.38% to 8.05% with interest payable semiannually. The Medium-Term Notes are rated A2 by Moody’s Investors Service (Moody’s), A- by Standard & Poor’s Ratings Group (S&P), and A by Fitch Ratings, Ltd. (Fitch).

CSC has a prospectus supplement on file with the Securities and Exchange Commission (SEC) enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At September 30, 2007, $500 million of these notes remained unissued.

CSC has a Registration Statement under the Securities Act of 1933 on Form S-3 on file with the SEC relating to a universal shelf registration for the issuance of up to $1.0 billion aggregate amount of various securities, including common stock, preferred stock, debt securities, and warrants. At September 30, 2007, all of these securities remained unissued. See note “15 – Subsequent Event” in the Notes to the Condensed Consolidated Financial Statements for a discussion of the junior subordinated notes and trust preferred securities issued under this registration statement.

CSC has authorization from its Board of Directors to issue commercial paper up to the amount of CSC’s committed, unsecured credit facility (see below), not to exceed $1.5 billion. At September 30, 2007, no commercial paper has been issued. CSC’s ratings for these short-term borrowings are P-1 by Moody’s, A-2 by S&P, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of eighteen banks which is scheduled to expire in June 2008. This facility replaced a similar facility that expired in June 2007. These facilities were unused during the first nine months of 2007. Any issuances under CSC’s commercial paper program will reduce the amount available under this facility. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of stockholders’ equity, Schwab to maintain a minimum net capital ratio, as defined, and CSC’s depository institution subsidiaries to be well capitalized, as defined. Management believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $811 million of the $861 million uncommitted, unsecured bank credit lines, provided by eight banks that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. These lines were not used by CSC during the first nine months of 2007.

In addition, Schwab provides CSC with a $1.0 billion credit facility maturing in 2009. No funds were drawn under this facility at September 30, 2007.

Schwab

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $18.4 billion and $19.9 billion at September 30, 2007 and December 31, 2006, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.

The Company has a lease financing liability related to an office building and land under a 20-year lease. The remaining lease financing liability of $122 million at September 30, 2007 is being reduced by a portion of the lease payments over the remaining lease term.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of eight banks totaling $861 million at September 30, 2007. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-bearing investments, and movements of cash to meet segregation requirements. Schwab used such borrowings for twelve days during the first nine months of 2007, with daily amounts borrowed averaging $213 million. There were no borrowings outstanding under these lines at September 30, 2007.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured letter of credit agreements with twelve banks in favor of the OCC aggregating $1.2 billion at September 30, 2007. Schwab pays a fee to maintain these arrangements. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging letters of credit (LOCs), in favor of these brokerage clients, which are issued by multiple banks. Schwab also pays a fee to maintain these arrangements. At September 30, 2007, the aggregate face amount of these outstanding LOCs totaled $218 million. No funds were drawn under these LOCs at September 30, 2007.

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At September 30, 2007, Schwab’s net capital was $1.2 billion (10% of aggregate debit balances), which was $946 million in excess of its minimum required net capital and $596 million in excess of 5% of aggregate debit balances. Schwab targets net capital to be approximately 10% of its aggregate debit balances, which primarily consist of client margin loans.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility which is scheduled to expire in March 2008. The amount outstanding under this facility at September 30, 2007 was $220 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $1.0 billion credit facility maturing in 2009. Borrowings under this facility do not qualify as regulatory capital for Schwab. No funds were drawn under this facility at September 30, 2007.

Schwab Bank

Schwab Bank’s current liquidity needs are generally met through deposits from banking clients and equity capital.

The excess cash held in certain Schwab brokerage client accounts is swept into a money market deposit account at Schwab Bank. At September 30, 2007, these balances totaled $11.5 billion.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, CSC provides Schwab Bank with a $100 million short-term credit facility maturing in December 2007. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. No funds were drawn under this facility at September 30, 2007.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System (FHLB). At September 30, 2007, $622 million was available, and no funds were drawn under this facility.

Concentration Risk

The Company’s most significant concentration of risk is its exposure to securities issued or collateralized by the U.S. Government and its agencies (U.S. Government securities). The Company’s direct market risk exposure, primarily from investments in securities available for sale, amounted to $3.1 billion at September 30, 2007. The Company maintains indirect exposure to U.S. Government securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government securities only in the event of the counterparty’s default on the resale agreements. U.S. Government securities held as collateral for resale agreements at September 30, 2007 totaled $2.8 billion.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio of less than 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at September 30, 2007 was $4.0 billion, down $1.4 billion, or 26%, from December 31, 2006. The decline in the Company’s total financial capital was primarily due to the repurchase of shares under the Tender Offer and Stock Purchase Agreement with Mr. Schwab and certain additional stockholders and the $1.00 per common share special dividend paid in August 2007, offset by the issuance of $250 million of senior medium-term notes and the gain realized on the sale of U.S. Trust.

At September 30, 2007, the Company had long-term debt of $625 million, or 16% of total financial capital, that bears interest at a weighted-average rate of 6.77%. At December 31, 2006, the Company had long-term debt of $388 million, or 7% of total financial capital. The Company repaid $10 million and $68 million of long-term debt in 2007 and 2006, respectively.

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

Capital Expenditures

In the first nine months of 2007 and 2006, the Company’s capital expenditures were $116 million and $81 million, respectively. In the first nine months of 2006, the Company sold a data center for $62 million. Capital expenditures in the first nine months of 2007 and 2006 were primarily for software and equipment relating to the Company’s information technology systems. Capital expenditures include capitalized costs for developing internal-use software of $43 million in the first nine months of 2007 and $27 million in the first nine months of 2006.

Dividends

During the first nine months of 2007 and 2006, CSC paid common stock cash dividends of $1.4 billion and $109 million, respectively, which included a special cash dividend in 2007 of $1.2 billion. The special cash dividend of $1.00 per common share was paid on August 24, 2007, to stockholders of record on July 24, 2007.

Share Repurchases

During the first nine months of 2007, CSC repurchased 135 million shares of its common stock, including shares repurchased under the Tender Offer and Stock Purchase Agreement described below for $2.7 billion. CSC repurchased 46 million shares of its common stock for $746 million in the first nine months of 2006. As of September 30, 2007, CSC had remaining authority from the Board of Directors to repurchase up to $446 million of its common stock.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

On July 31, 2007, CSC concluded a share repurchase through a Tender Offer. CSC accepted for purchase 84 million shares of its common stock at a price of $20.50 per share, for a total purchase price of $1.7 billion. Pursuant to the tender offer rules, CSC was prohibited from making open market repurchases of its common stock during the Tender Offer period and until August 15, 2007.

Under the Stock Purchase Agreement executed on July 2, 2007 with Chairman and CEO Charles R. Schwab, CSC’s largest stockholder, and with certain additional stockholders whose shares Mr. Schwab is deemed to beneficially own, CSC purchased 18 million shares at a price of $20.50 per share for a total of $369 million.

Acquisition and Divestiture

On July 1, 2007, the Company completed the sale of U.S. Trust to Bank of America and received proceeds of $3.3 billion.

On March 31, 2007, the Company completed its acquisition of The 401(k) Company for $115 million in cash.

Off-Balance-Sheet Arrangements

The Company enters into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit. Additionally, the Company enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For discussion on the Company’s off-balance-sheet arrangements, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and note “9 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements.

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

CRITICAL ACCOUNTING ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to these critical accounting estimates during the first nine months of 2007.

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

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things:

•

the outcome of audits of federal and state tax returns and the impact of changes in unrecognized tax benefits on the Company’s results of operations (see note “5 – Taxes on Income” in the Notes to Condensed Consolidated Financial Statements);

•

the impact of changes in the likelihood of indemnification and guarantee payment obligations on the Company’s results of operations (see note “9 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements);

•

the impact of legal proceedings and regulatory matters (see note “9 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements and Part II – Other Information, Item 1 – Legal Proceedings);

•

the impact of changes in estimated costs related to past restructuring initiatives on the Company’s results of operations (see note “14 – Restructuring Reserve” in the Notes to Condensed Consolidated Financial Statements);

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

Important factors that may cause such differences are noted in this interim report and include, but are not limited to:

•	unanticipated adverse developments in litigation or regulatory matters;

•	the Company’s ability to sublease certain properties;

•	the amount of loans to the Company’s banking and brokerage clients;

•	the level of the Company’s stock repurchase activity;

•	the timing and impact of the settlement of tax audits; and

•	potential breaches of contractual terms for which the Company has indemnification obligations.

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

THE CHARLES SCHWAB CORPORATION

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 200 basis point increase or decrease in interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next twelve months at September 30, 2007 and December 31, 2006.

Percentage Increase (Decrease)	September 30, 2007	December 31, 2006
Increase of 200 basis points	6.9%	7.4%
Decrease of 200 basis points	(5.4%)	(5.5%)

The simulations show a decrease in exposure to rate changes at September 30, 2007 from December 31, 2006, and the Company remains positioned to experience increases in net interest revenue as rates rise and decreases as rates fall.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the first nine months of 2007, there have been no material changes to the risk factors in “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the third quarter of 2007.

Month	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in millions)
July:
Share Repurchase Program (1)	—	$—	—	$446
Employee Transactions (2)	578	$21.46	N/A	N/A
August:
Share Repurchase Program (1)	—	$—	—	$446
Employee Transactions (2)	4	$19.17	N/A	N/A
Tender Offer (3)	84,000	$20.50	84,000	$—
Stock Purchase Agreement (3)	18,000	$20.50	18,000	$—
September:
Share Repurchase Program (1)	—	$—	—	$446
Employee Transactions (2)	5	$19.91	N/A	N/A

Total:
Share Repurchase Program (1)	—	$—	—	$446
Employee Transactions (2)	587	$20.18	N/A	N/A
Tender Offer (3)	84,000	$20.50	84,000	$—
Stock Purchase Agreement (3)	18,000	$20.50	18,000	$—

N/A Not applicable.

(1)

All shares were repurchased under authorizations by CSC’s Board of Directors covering up to $500 million of common stock publicly announced by the Company on April 25, 2007. The remaining authorization does not have an expiration date.

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

(3)

All shares were repurchased under authorization by CSC’s Board of Directors which was publicly announced on July 2, 2007, for up to 84 million shares for the Tender Offer and 18 million shares for the Stock Purchase Agreement with Charles R. Schwab and with certain additional shareholders whose shares Mr. Schwab is deemed to beneficially own.

THE CHARLES SCHWAB CORPORATION

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

THE CHARLES SCHWAB CORPORATION

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit

10.242	The Charles Schwab Corporation 1987 Stock Option Plan, amended and restated as of September 25, 2002, with form of Non-Qualified Stock Option Agreement attached (supersedes Exhibit 10.222), filed as Exhibit 10.242 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007.	(2)

10.243	The Charles Schwab Corporation 1987 Executive Officer Stock Option Plan, amended and restated as of September 25, 2002, with form of Non-Qualified Stock Option Agreement attached (supersedes Exhibit 10.223), filed as Exhibit 10.243 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007.	(2)

10.244	The Charles Schwab Corporation 1992 Stock Incentive Plan, amended and restated as of September 25, 2002 (supersedes Exhibit 10.224), filed as Exhibit 10.244 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007.	(2)

10.298	Directed Employee Benefit Trust Agreement under the SchwabPlan Retirement Savings and Investment Plan dated August 17, 2007 (supersedes exhibits 10.87, 10.101, 10.116, 10.169 and 10.202).	(2)

10.299	Amendment to Credit Agreement (364-Day Commitment) dated as of June 15, 2007 between the Registrant and the financial institutions listed therein, dated August 3, 2007.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

(1)	Furnished as an exhibit to this quarterly report on Form 10-Q.
(2)	Management contract or compensatory plan.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date: November 7, 2007	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Executive Vice President and
Chief Financial Officer