Form 10-K
period 2007-12-31
SCHWAB CHARLES CORP
filed 2008-02-27
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 1-9700

THE CHARLES SCHWAB CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3025021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

120 Kearny Street, San Francisco, CA 94108

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (415) 636-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock - $.01 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: Common Stock - None

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

As of June 29, 2007, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $21.2 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant, and certain investment companies managed by Charles Schwab Investment Management, Inc. were deemed to be shares of the voting stock held by affiliates.

The number of shares of Common Stock outstanding as of January 31, 2008 was 1,159,164,170.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information contained in the registrant’s definitive proxy statement for its annual meeting of stockholders, to be held May 15, 2008, by reference to that document.

THE CHARLES SCHWAB CORPORATION

Annual Report On Form 10-K

For Fiscal Year Ended December 31, 2007

THE CHARLES SCHWAB CORPORATION

PART I

Item 1.	Business

General Corporate Overview

The Charles Schwab Corporation (CSC), headquartered in San Francisco, California, was incorporated in 1986 and engages, through its subsidiaries (collectively referred to as the Company, and primarily located in San Francisco except as indicated), in securities brokerage, banking, and related financial services. At December 31, 2007, the Company had $1.446 trillion in client assets, 7.0 million active brokerage accounts(a), 1.2 million corporate retirement plan participants, and 262,000 banking accounts. Certain subsidiaries of CSC include: Charles Schwab & Co., Inc. (Schwab), which was incorporated in 1971, is a securities broker-dealer with 308 domestic branch offices in 45 states, a branch in each of the Commonwealth of Puerto Rico and London, U.K., and serves clients in Hong Kong through one of CSC’s subsidiaries; Charles Schwab Bank (Schwab Bank), which commenced operations in 2003, is a retail bank located in Reno, Nevada; and Charles Schwab Investment Management, Inc. (CSIM) is the investment advisor for Schwab’s proprietary mutual funds, which are referred to as the Schwab Funds® . In December 2007, CyberTrader, Inc., formerly a subsidiary of CSC, which provides electronic trading and brokerage services to highly active, online traders, was merged into Schwab.

The Company provides financial services to individuals and institutional clients through three segments – Schwab Investor Services, Schwab Institutional®, and Schwab Corporate and Retirement Services. The Schwab Investor Services segment includes the Company’s retail brokerage and banking operations. The Schwab Institutional segment provides custodial, trading and support services to independent investment advisors (IAs). The Schwab Corporate and Retirement Services segment provides retirement plan services for employers and employees, as well as support services for plan administrators. For financial information by segment for the three years ended December 31, 2007, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 22. Segment Information.”

As of December 31, 2007, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of about 13,300 full-time employees.

Acquisition and Divestitures

On July 1, 2007, the Company completed the sale of all of the outstanding stock of U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) to Bank of America Corporation. U.S. Trust was a subsidiary that provided wealth management services. U.S. Trust is presented as a discontinued operation for all periods presented. All other information contained in this Annual Report on Form 10-K is presented on a continuing operations basis unless otherwise noted.

On March 31, 2007, the Company completed its acquisition of The 401(k) Company, which offers retirement plan services. The acquisition enhances the Company’s ability to meet the needs of retirement plans of all sizes, as well as provides the opportunity to capture rollover accounts from individuals who are retiring or otherwise leaving employment with companies that offer retirement plans served by The 401(k) Company and cross-sell the Company’s other investment and banking services to plan participants.

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

THE CHARLES SCHWAB CORPORATION

Business Strategy and Competitive Environment

The Company’s purpose is to help everyone become financially fit. This purpose has led the Company to pursue a strategy of meeting the financial services needs of individual investors both directly and indirectly through its three segments. The Company provides clients with a compelling combination of personalized relationships, superior service, and great value, delivered through a blend of people and technology. People provide the client focus and personal touch that are essential in serving investors, while technology helps create services that are scalable and consistent. This combination helps the Company address a wide range of client needs – from tools and information for self-directed or active investors, to advice services, to retirement and equity-based incentive plans, to support services for independent IAs – while enabling each client to easily utilize some or all of these capabilities according to each client’s unique circumstances. In 2007 the Company sharpened its strategic focus with the sale of U.S. Trust and the acquisition of The 401(k) Company, a provider of retirement plan services.

The Company’s competition in serving individual investors includes a wide range of brokerage, wealth management, and asset management firms. In serving these investors and competing for a growing percentage of the investable wealth in the U.S., the Company offers a multi-channel service delivery model which includes branch, telephonic, and online capabilities. Under this model, the Company can offer personalized service at competitive prices while giving clients the choice of where, when, and how they do business with the firm. Schwab’s branches and regional telephone service centers are staffed with trained and experienced financial consultants (FCs) focused on building and sustaining client relationships. The Company offers the ability to meet client investing needs through a single ongoing point of contact, even as those needs change over time. In particular, management believes that the Company’s ability to provide those clients seeking help, guidance, or advice with an integrated, individually tailored solution – ranging from occasional consultations to an ongoing relationship with a Schwab FC or an IA – is a competitive strength versus the more fragmented offerings of other firms.

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

In the IA arena, the Company competes with institutional custodians, traditional and discount brokers, banks, and trust companies. Management believes that its Schwab Institutional segment can maintain its market leadership position primarily through the efforts of its expanded sales and support teams, which are dedicated to helping IAs grow, compete, and succeed. In addition to focusing on superior service, Schwab Institutional competes by utilizing technology to provide IAs with a highly-developed, scalable platform for administering their clients’ assets easily and efficiently. Schwab Institutional sponsors a variety of national, regional, and local events designed to help IAs identify and implement better ways to grow and manage their practices efficiently.

Another important aspect of the Company’s ability to compete is its ongoing focus on efficiency and productivity, as lower costs give the Company greater flexibility in its approach to pricing and investing for growth. Management believes that this flexibility remains important in light of the current competitive environment, in which a number of competitors offer reduced online trading commission rates and account fees. Additionally, the Company’s nationwide marketing effort is an important competitive tool because it reinforces the attributes of the Schwab® brand.

THE CHARLES SCHWAB CORPORATION

Products and Services

The Company offers a broad range of products to address individuals’ varying investment and financial needs. Examples of these product offerings include:

•

Brokerage – various asset management accounts including some with check-writing features, debit card, and billpay; individual retirement accounts; retirement plans for small to large businesses; 529 college savings accounts; separately managed accounts; designated brokerage accounts; equity incentive plan accounts; and margin loans, as well as access to fixed income securities and equity and debt offerings;

•

Banking – first mortgages, home equity lines of credit, pledged-asset loans, certificates of deposit, demand deposit accounts, high-yield investor checking accounts linked to brokerage accounts, and credit cards; and

•

Mutual funds – third-party mutual funds through Mutual Fund Marketplace®, including no-load mutual funds through the Mutual Fund OneSource® service, proprietary mutual funds from two fund families – Schwab Funds® and Laudus Funds® – and mutual fund trading and clearing services to broker-dealers.

These products, and the Company’s full array of investing services, are made available through its three segments – Schwab Investor Services, Schwab Institutional, and Schwab Corporate and Retirement Services.

Schwab Investor Services

Through the Schwab Investor Services segment, the Company provides retail brokerage and banking services to individual investors. Most clients with assets totaling $250,000 or more at Schwab have a specific FC designated as their primary point of contact for utilizing Schwab’s services. Clients of the Company, through the Schwab Investor Services segment, have access to the services described below.

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

THE CHARLES SCHWAB CORPORATION

The Company strives to deliver information, education, technology, service, and pricing which meet the specific needs of clients who trade actively. Schwab offers integrated Web- and software-based trading platforms, which incorporate intelligent order routing technology, real-time market data, options trading, premium stock research, and multi-channel access, as well as sophisticated account and trade management features, risk management tools, decision support tools, and dedicated personal support.

The Company serves both foreign investors and non-English-speaking U.S. clients who wish to trade or invest in U.S. dollar-based securities. The Company has a physical presence in the United Kingdom and Hong Kong. In the U.S., the Company serves Chinese-, Korean-, Spanish-, and Vietnamese-speaking clients through a combination of its branch offices and Web-based and telephonic services.

Schwab Institutional

Through the Schwab Institutional segment, Schwab provides custodial, trading, technology, practice management, and other support services to IAs. To attract and serve IAs, Schwab Institutional has a dedicated sales force and service teams assigned to meet their needs.

IAs who custody client accounts at Schwab may use proprietary software that provides them with up-to-date client account information, as well as trading capabilities. IAs may utilize the Schwab Institutional website, the core platform for IAs to conduct daily business activities online with Schwab, including submitting client account information and retrieving news and market information. This platform provides IAs with a comprehensive suite of electronic and paper-based reporting capabilities. Schwab Institutional offers online cashiering services, as well as internet-based eDocuments sites for both IAs and their clients that provide multi-year archiving of online statements, trade confirms and tax reports, along with document search capabilities.

To help IAs grow and manage their practices, Schwab Institutional offers a variety of services, including marketing and business development, business strategy and planning, and transition support. Regulatory compliance consulting and support services are available, as well as website design and development capabilities. Schwab Institutional maintains a website that provides interactive tools, educational content, and research reports to assist advisors thinking about establishing their own independent practices.

The Company offers a variety of educational materials and events to IAs seeking to expand their knowledge of industry issues and trends, as well as sharpen their individual expertise and practice management skills. Schwab Institutional updates and shares market research on an ongoing basis, and it holds a series of events and conferences every year to discuss topics of interest to IAs, including business strategies and best practices. The Company sponsors the annual IMPACT® conference, which provides a national forum for the Company, IAs, and other industry participants to gather and share information and insights.

IAs and their clients have access to a broad range of the Company’s products and services, including managed accounts, and cash products.

Schwab Corporate and Retirement Services

Through the Schwab Corporate and Retirement Services segment, the Company provides retirement plan services, plan administrator services, stock plan services, and mutual fund clearing services, and supports the availability of Schwab proprietary mutual funds on third-party platforms. The Company serves all aspects of employer sponsored plans: equity compensation, defined contribution plans, defined benefit plans, and other investment related benefits plans.

The Company’s bundled 401(k) retirement plan product offers plan sponsors a wide array of investment options, trustee services, and participant-level recordkeeping. Plan design features which increase plan efficiency and achieve employer goals are also offered, such as automatic enrollment, automatic fund mapping at conversion, and automatic contribution increases. Services such as Roth 401(k) and designated brokerage accounts are also offered. The Company provides a robust suite of tools to plan sponsors to manage their plans including plan-

THE CHARLES SCHWAB CORPORATION

specific reports, studies and research, access to legislative updates and benchmarking reports that provide perspective of their plan’s features compared with overall industry and segment-specific plans. Participants in bundled 401(k) plans receive targeted education materials, have access to electronic tools and resources, may attend onsite and virtual seminars, and can receive customized advice provided by a third party.

The Company’s equity compensation product offers plan sponsors full-service recordkeeping for stock plans: stock options, restricted stock, performance shares and stock appreciation rights. Specialized services for executive transactions and reporting, grant acceptance tracking and other services are offered to employers to meet the needs of administering the reporting and compliance aspects of an equity compensation plan.

In the Company’s Plan Administrator Services business, the Company and third party administrators work together to serve plan sponsors, combining the consulting and administrative expertise of the administrator with the Company’s investment, technology, participant education and trustee services.

Schwab also offers its proprietary mutual funds on third party retirement platforms, allowing plan sponsors outside of the Company’s bundled platform access to the Schwab Managed Retirement Trust Fund family. These target- date retirement collective trusts have independent sub-managers and leverage both active and passive management, which offer institutional structure and pricing.

Regulation

On November 15, 2007, Schwab Bank converted its charter from a national association to a federal savings bank. As a result of this conversion, CSC became a savings and loan holding company. As a federal savings bank and savings and loan holding company, respectively, Schwab Bank and CSC are both subject to supervision and regulation by the Office of Thrift Supervision (OTS). Prior to the conversion, CSC was a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, and Schwab Bank was a national association subject to supervision and regulation by the Office of the Comptroller of the Currency.

CSC’s depository institution subsidiary, Schwab Bank, is subject to regulation and supervision and to various requirements and restrictions under federal and state laws, including regulatory capital guidelines. Among other things, these requirements govern transactions with CSC and its non-depository institution subsidiaries, including loans and other extensions of credit, investments or asset purchases, dividends, and investments. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver.

CSC is required to maintain capital that is sufficient to support the holding company and its subsidiaries’ business activities, and the risks inherent in those activities. Schwab Bank is required to maintain a capital level that at least equals minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank.

The securities industry in the United States is subject to extensive regulation under both federal and state laws. Schwab and 401(k) Investment Services, Inc. (a subsidiary of The 401(k) Companies, Inc.) are registered as broker-dealers with the Securities and Exchange Commission (SEC), the fifty states, and the District of Columbia and Puerto Rico. Schwab and CSIM are registered as investment advisors with the SEC. Additionally, Schwab is regulated by the Commodities Futures Trading Commission (CFTC) with respect to the futures and commodities trading activities it conducts as an introducing broker.

Much of the regulation of broker-dealers has been delegated to self-regulatory organizations (SROs), namely the national securities exchanges, Financial Industry Regulatory Authority, Inc. (FINRA), resulting from the consolidation of the National Association of Securities Dealers (NASD) and New York Stock Exchange Member Regulation, and the Municipal Securities Rulemaking Board (MSRB). Schwab is a member of several national securities exchanges and is consequently subject to their rules and regulations. The primary regulators of Schwab and 401(k) Investment Services, Inc. are FINRA and, for municipal securities, the MSRB. The CFTC has

THE CHARLES SCHWAB CORPORATION

designated the National Futures Association (NFA) as Schwab’s primary regulator for futures and commodities trading activities. The Company’s business is also subject to oversight by regulatory bodies in other countries in which the Company operates.

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

As registered broker-dealers, Schwab and 401(k) Investment Services, Inc. are subject to SEC Rule 15c3-1 (the Uniform Net Capital Rule) and related SRO requirements. The CFTC and NFA also impose net capital requirements. The Uniform Net Capital Rule specifies minimum capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. Because CSC itself is not a registered broker-dealer, it is not subject to the Uniform Net Capital Rule. However, if Schwab failed to maintain specified levels of net capital, such failure would constitute a default by CSC under certain debt covenants.

The Uniform Net Capital Rule limits broker-dealers’ ability to transfer capital to parent companies and other affiliates. Compliance with the Net Capital Rule could limit Schwab’s operations and its ability to repay subordinated debt to CSC, which in turn could limit CSC’s ability to repay debt, pay cash dividends, and purchase shares of its outstanding stock.

Sources of Net Revenues

For revenue information by source for the three years ended December 31, 2007, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Net Revenues.”

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

THE CHARLES SCHWAB CORPORATION

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

For a discussion of the Company’s risk management, including technology and operating risk, credit risk, concentration risk, and legal and regulatory risk, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.”

Developments in the business, economic, and geopolitical environment could negatively impact the Company’s business.

The Company’s business can be adversely affected by the general environment – economic, corporate, securities market, regulatory, and geopolitical developments all play a role in client asset valuations, trading activity, interest rates and overall investor engagement, and are outside of the Company’s control. The recent deterioration in the housing and credit markets, decline of short-term interest rates, and significant securities market volatility could have a negative impact on the Company’s results of operations and financial condition.

A significant decrease in the Company’s liquidity could negatively affect the Company’s business and financial management as well as reduce client confidence in the Company.

Maintaining adequate liquidity is crucial to the business operations of the Company, including margin lending, mortgage lending, and transaction settlement, among other liquidity needs. Also, a reduction in CSC’s liquidity position could adversely affect CSC’s ability to repay debt, pay cash dividends and repurchase shares of its stock. If the Company’s broker-dealer or depository institution subsidiaries fail to meet regulatory capital guidelines, regulators could limit the subsidiaries’ operations or their ability to upstream funds to CSC. Any such limitations could have an adverse effect on CSC, which depends primarily on cash generated by its subsidiaries in order to fulfill its debt service obligations and otherwise meet its liquidity needs. In addition, a reduction in the Company’s liquidity position could reduce client confidence in the Company, which could result in the loss of client accounts. The Company attempts to manage liquidity risk by maintaining sufficient liquid financial resources to fund its balance sheet and meet its obligations. The Company meets its liquidity needs primarily through cash generated by operations, as well as cash provided by external financing. Fluctuations in client cash or deposit balances, as well as changes in market conditions, may affect the Company’s ability to meet its liquidity needs.

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

The Company is exposed to interest rate risk primarily from changes in the interest rates on its interest-earning assets (such as margin loans, customer mortgages, and securities) and its funding sources (such as customer deposits and Company borrowings). Changes in interest rates generally affect the interest earned on interest-earning assets differently than the interest the Company pays on its interest-bearing liabilities. Overall, the Company is positioned to benefit from a rising interest rate environment; the Company could be adversely affected by a decline in interest rates if the rates that the Company earns on interest-earning assets decline more than the rates that the Company pays on interest-bearing liabilities, or if prepayment rates increase on the mortgages and mortgage-backed securities that the Company holds. The Company may also be limited in the amount it can reduce interest rates on deposit accounts and still offer a competitive return. In the event prevailing short-term

THE CHARLES SCHWAB CORPORATION

interest rates declined to the point where yields available on money market mutual funds approached the level of management fees on those funds, the Company could find itself in the position of having to reduce its management fees so that it could continue to pay clients a competitive return on their assets.

The Company may suffer significant losses from its credit exposures.

The Company’s businesses are subject to the risk that a client or counterparty will fail to perform its contractual obligations, or that the value of collateral held to secure obligations will prove to be inadequate. While the Company has policies and procedures designed to manage this risk, the policies and procedures may not be fully effective. The Company’s exposure mainly results from margin lending activities, securities lending activities, mortgage lending activities, its role as a counterparty in financial contracts and investing activities, and indirectly from the investing activities of certain of the proprietary funds that the Company sponsors.

The Company has exposure to credit risk associated with its securities available for sale portfolio which includes U.S. agency and non-agency collateralized mortgage obligations and corporate debt securities among other investments. The Company’s loans to banking clients primarily consist of first-lien mortgage loans and home equity lines of credit. Housing price declines, increases in delinquency and default rates, changes in the interest rate environment and other economic factors can result in write-downs on such loans and the loss of value of securities available for sale.

Heightened credit exposures to specific counterparties or instruments (concentration risk) can increase the Company’s risk of loss. Examples of the Company’s credit concentration risk include:

•	large investment positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry;

•	mortgage loans and home equity lines of credit to banking clients which are secured by properties in the same geographic region; and

•	margin and securities lending activities collateralized by securities of a single issuer or industry.

The Company may also be subject to concentration risk when lending to a particular counterparty, borrower or issuer.

The Company sponsors a number of proprietary money market funds. During 2007, several financial institutions provided credit or liquidity support for their sponsored money market funds. Although the Company has no obligation to do so, the Company could decide for competitive reasons to provide credit or liquidity support to its funds in the event of significant declines in valuation of fund holdings. Such support could cause the Company to take significant charges and could reduce the Company’s liquidity. If the Company chose not to provide credit or liquidity support in such a situation, the Company could suffer reputational damage and its business could be adversely affected.

The Company’s industry is characterized by aggressive price competition.

The Company continually monitors its pricing in relation to competitors and periodically adjusts commission rates, interest rates, and other fee structures to enhance its competitive position. Increased competition, including pricing pressure, could harm the Company’s results of operations and financial condition.

The industry in which the Company competes has undergone a period of consolidation.

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

The Company faces technology and operating risk which is the potential for loss due to deficiencies in control processes or technology systems of the Company or its vendors that constrain the Company’s ability to gather, process, and communicate information and process client transactions efficiently and securely, without interruptions. This risk also includes the risk of human error, employee misconduct, external fraud, computer viruses, terrorist attacks, and natural disaster. The Company’s business and operations could be negatively impacted by any significant technology and operational failures. Moreover, instances of fraud or other misconduct, including improper use or disclosure of confidential client, employee, or company information, might also negatively impact the Company’s reputation and client confidence in the Company, in addition to any direct losses that might result from such instances. Despite the Company’s efforts to identify areas of risk, oversee operational areas involving risk, and implement policies and procedures designed to manage risk, there can be no assurance that the Company will not suffer unexpected losses, reputational damage or regulatory action due to technology or other operational failures, including those of its vendors.

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

The Company relies on service providers to perform certain key technology, processing, and support functions. These service providers also face technology and operating risk and any significant failures by them, including the improper use or disclosure of the Company’s confidential client, employee, or company information, could cause the Company to incur losses and could harm the Company’s reputation. The Company also faces the risk that a service provider could, without adequate notice, cease to provide services, which could disrupt the Company’s operations. Switching to an alternative service provider may also require a transition period and result in less efficient operations.

Potential strategic transactions could have a negative impact on the Company’s financial position.

The Company evaluates potential strategic transactions, including business combinations, acquisitions, and dispositions. Any such transaction could have a material impact on the Company’s financial position, results of operations, or cash flows. The process of evaluating, negotiating, and effecting any such strategic transaction may divert management’s attention from other business concerns, and might cause the loss of key clients, employees, and business partners. Moreover, integrating businesses and systems may result in unforeseen expenditures as well as numerous risks and uncertainties, including the need to integrate operational, financial, and management information systems and management controls, integrate relationships with clients and business partners, and manage facilities and employees in different geographic areas. In addition, an acquisition may cause the Company to assume liabilities or become subject to litigation. Further, the Company may not realize the anticipated benefits from an acquisition, and any future acquisition could be dilutive to the Company’s current stockholders’ percentage ownership or to earnings per share (EPS).

THE CHARLES SCHWAB CORPORATION

The Company’s acquisitions and dispositions are typically subject to closing conditions, including regulatory approvals and the absence of material adverse changes in the business, operations or financial condition of the entity being acquired or sold. To the extent the Company enters into an agreement to buy or sell an entity, there can be no guarantee that the transaction will close when expected, or at all. If a material transaction does not close, the Company’s stock price could decline.

Extensive regulation of the Company’s businesses limits the Company’s activities and may subject it to significant penalties.

As a participant in the securities, banking and financial services industries, the Company is subject to extensive regulation under both federal and state laws by governmental agencies, supervisory authorities, and SROs. Such regulation continues to become more extensive and complex. The requirements imposed by the Company’s regulators are designed to ensure the integrity of the financial markets, the safety and soundness of financial institutions, and the protection of clients. These regulations often serve to limit the Company’s activities by way of capital, customer protection and market conduct requirements, and restrictions on the businesses in which the Company may operate. Despite the Company’s efforts to comply with applicable regulations, there are a number of risks, particularly in areas where applicable regulations may be unclear or where regulators revise their previous guidance. Any enforcement actions or other proceedings brought by the Company’s regulators against the Company or its affiliates, officers or employees could result in fines, penalties, cease and desist orders, enforcement actions, or suspension or expulsion, any of which could harm the Company’s reputation and adversely affect the Company’s results of operations and financial condition.

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

THE CHARLES SCHWAB CORPORATION

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

A summary of the Company’s significant locations at December 31, 2007 is presented in the following table. Locations are leased or owned as noted below. The square footage amounts are presented net of space that has been subleased to third parties.

(amounts in thousands)	Square Footage
	Leased	Owned
Location
Corporate office space:

San Francisco, CA (1)	1,437	—

Service centers:

Phoenix, AZ (2,3)	154	709

Denver, CO (2)	274	—

Richfield, OH (4)	117	—

Indianapolis, IN (2)	—	113

Orlando, FL (2)	106	—

(1)	Includes Schwab headquarters.

(2)	Includes a regional telephone service center.

(3)	Includes two data centers and an administrative support center.

(4)	Includes the Corporate and Retirement Services division headquarters.

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

THE CHARLES SCHWAB CORPORATION

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

SoundView and certain of its subsidiaries are among the numerous financial institutions named as defendants in multiple purported securities class actions filed in the United States District Court for the Southern District of New York (the IPO Allocation Litigation) between June and December 2001. The IPO Allocation Litigation was brought on behalf of persons who either directly or in the aftermarket purchased IPO securities between March 1997 and December 2000. The plaintiffs allege that SoundView entities and the other underwriters named as defendants required customers receiving allocations of IPO shares to pay excessive and undisclosed commissions on unrelated trades and to purchase shares in the aftermarket at prices higher than the IPO price, in violation of the federal securities laws. SoundView entities have been named in 31 of the actions, each involving a different company’s IPO, and had underwriting commitments in approximately 90 other IPOs that are the subject of lawsuits. SoundView entities have not been named as defendants in these cases, although the lead underwriters in those IPOs have asserted that depending on the outcome of the cases, SoundView entities may have indemnification or contribution obligations based on underwriting commitments in the IPOs. The parties, with the assent of the District Court, selected 17 cases as focus cases for the purpose of case-specific discovery, and in October 2004, the District Court allowed 6 of the focus cases to proceed as class actions. Defendants appealed that decision to the United States Court of Appeals for the Second Circuit, which issued an order on December 5, 2006 reversing the District Court’s decision to allow the 6 focus cases to proceed as class actions. On April 6, 2007, the Court of Appeals denied the plaintiffs’ request for rehearing. In August and September 2007, plaintiffs filed amended class action complaints and renewed motions for class certification, which again seek approval for the cases to proceed as class actions. The Company will continue to vigorously contest these claims on behalf of SoundView pursuant to the indemnity with UBS.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2007, no matters were submitted to a vote of CSC’s security holders.

THE CHARLES SCHWAB CORPORATION

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

CSC’s common stock is listed on The Nasdaq Stock Market under the ticker symbol SCHW. The number of common stockholders of record as of January 31, 2008 was 9,612. The closing market price per share on that date was $22.30.

The other information required to be furnished pursuant to this item is included in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 14. Employee Incentive, Deferred Compensation, and Retirement Plans and 26. Quarterly Financial Information (Unaudited).”

The following graph shows a five-year comparison of cumulative total returns for CSC’s common stock, the Dow Jones U.S. Investment Services Index, and the Standard & Poor’s 500 Index, each of which assumes an initial investment of $100 and reinvestment of dividends.

December 31,	2002	2003	2004	2005	2006	2007
The Charles Schwab Corporation	$100	$110	$112	$138	$183	$257
Dow Jones U.S. Investment Services Index	$100	$142	$154	$188	$253	$229
Standard & Poor’s 500 Index	$100	$129	$143	$150	$173	$183

THE CHARLES SCHWAB CORPORATION

(c) Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the fourth quarter of 2007.

Month	Total Number Of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in millions)
October:
Share Repurchase Program (1)	—	—	—	$446
Employee Transactions (2)	235	$23.07	N/A	N/A
November:
Share Repurchase Program (1)	—	—	—	$446
Employee Transactions (2)	10	$22.81	N/A	N/A
December:
Share Repurchase Program (1)	—	—	—	$446
Employee Transactions (2)	195	$24.43	N/A	N/A

Total:
Share Repurchase Program (1)	—	—	—	$446
Employee Transactions (2)	440	$23.67	N/A	N/A

N/A Not applicable.

(1)

There were no share repurchases under the Share Repurchase Program during the fourth quarter. Repurchases under this program are under an authorization by CSC’s Board of Directors covering up to $500 million of common stock publicly announced by the Company on April 25, 2007. The remaining authorization does not have an expiration date.

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

THE CHARLES SCHWAB CORPORATION

Item 6.	Selected Financial Data

Selected Financial and Operating Data

(In Millions, Except Per Share Amounts, Ratios, and as Noted)

	Growth Rates
	Compounded	Annual
	4-Year 2003-2007	1-Year 2006-2007	2007	2006	2005	2004	2003
Results of Operations
Net revenues	11%	16%	$4,994	$4,309	$3,619	$3,416	$3,267
Expenses excluding interest	4%	11%	$3,141	$2,833	$2,592	$2,869	$2,640
Income from continuing operations	29%	26%	$1,120	$891	$634	$350	$402
Net income (1)	50%	96%	$2,407	$1,227	$725	$286	$472
Income from continuing operations per share — basic	33%	33%	$.93	$.70	$.49	$.26	$.30
Income from continuing operations per share — diluted	33%	33%	$.92	$.69	$.48	$.26	$.29
Basic earnings per share (1,2)	54%	105%	$1.99	$.97	$.56	$.21	$.35
Diluted earnings per share (1,2)	54%	107%	$1.97	$.95	$.55	$.21	$.35
Dividends declared per common share	41%	48%	$.200	$.135	$.089	$.074	$.050
Special dividend declared per common share	100%	100%	$1.00	—	—	—	—
Weighted-average common shares outstanding — diluted	(3%)	(5%)	1,222	1,286	1,308	1,365	1,364
Asset-based and other revenues as a percentage of net revenues (3)			83%	82%	79%	70%	64%
Trading revenues as a percentage of net revenues (3)			17%	18%	21%	30%	36%
Effective income tax rate on income from continuing operations			39.6%	39.6%	38.3%	36.0%	35.9%
Capital expenditures — cash purchases of equipment, office facilities, and property, net (4)	6%	185%	$168	$59	$78	$177	$132
Capital expenditures, net, as a percentage of net revenues			3%	1%	2%	5%	4%

Performance Measures
Net revenue growth (decline)			16%	19%	6%	5%	(1%)
Pre-tax profit margin from continuing operations			37.1%	34.3%	28.4%	16.0%	19.2%
Return on stockholders’ equity			55%	26%	16%	6%	11%

Financial Condition (at year end)
Total assets	(2%)	(14%)	$42,286	$48,992	$47,351	$47,133	$45,866
Long-term debt	6%	132%	$899	$388	$462	$533	$721
Stockholders’ equity	(4%)	(25%)	$3,732	$5,008	$4,450	$4,386	$4,461
Assets to stockholders’ equity ratio			11	10	11	11	10
Long-term debt to total financial capital (long-term debt plus stockholders’ equity)			19%	7%	9%	11%	14%

Employee Information
Full-time equivalent employees (5) (at year end, in thousands)	—	7%	13.3	12.4	11.6	11.8	13.4
Net revenues per average full-time equivalent employee (in thousands)	12%	7%	$387	$362	$319	$260	$242

Note: All information contained in this Annual Report on Form 10-K is presented on a continuing basis unless otherwise noted.

(1)	Net income in 2007 includes a gain of $1.2 billion, after tax, on the sale of U.S. Trust.

(2)	Both basic and diluted earnings per share include discontinued operations.

(3)	Asset-based and other revenues include asset management and administration fees, net interest revenue, and other revenues. Trading revenues include commission and principal transaction revenues.

(4)	Capital expenditures in 2006 are presented net of proceeds of $63 million primarily from the sale of a data center and in 2005 are presented net of proceeds of $20 million from the sale of equipment.

(5)	Full-time equivalent employees in 2007 includes 365 employees related to the acquisition of The 401(k) Company on March 31, 2007.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of the Company focuses on several key financial and non-financial metrics in evaluating the Company’s financial position and operating performance. All information contained in this Annual Report on Form 10-K is presented on a continuing operations basis unless otherwise noted. Results for the years ended December 31, 2007, 2006, and 2005 are shown in the following table:

	Growth Rate 1-year 2006-2007	2007	2006	2005
Client Activity Metrics:
Net new client assets (in billions) (1, 2)	92%	$160.2	$83.3	$79.6
Client assets (in billions, at year end)	17%	$1,445.5	$1,239.2	$1,053.5
Clients’ daily average trades (in thousands)	6%	284.9	270.0	221.4

Company Financial Metrics:
Net revenue growth from prior year		16%	19%	6%
Pre-tax profit margin from continuing operations		37.1%	34.3%	28.4%
Return on stockholders’ equity		55%	26%	16%
Net revenue per average full-time equivalent employee (in thousands)	7%	$387	$362	$319

(1)	Net new client assets in 2007 includes $23.0 billion related to the acquisition of The 401(k) Company and $3.3 billion related to a mutual fund clearing services client.

(2)	Effective in 2007, amounts include the Company’s mutual fund clearing services business’ daily net settlements. All prior period amounts have been recast to reflect this change.

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

•	Clients’ daily average trades is an indicator of client engagement with securities markets and the most prominent driver of trading revenues.

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

2007 was marked by increased concerns relating to the housing and credit markets, declining short-term interest rates, and significant securities market volatility. Overall equity market returns for the year showed gains for the three major indices – the Dow Jones Industrial Average increased 6%, the Standard and Poor’s 500 Index increased 4%, and the Nasdaq Composite Index increased 10%.

The Company improved its operating and financial performance in 2007 by focusing on the client experience in each of its three segments and delivering high quality products and services at competitive prices. Net new client assets totaled $160.2 billion for the year, up 92% from a year ago. Assets in client accounts were $1.446 trillion at December 31, 2007, up 17% from 2006. Active brokerage accounts totaled 7.0 million at December 31, 2007, up 5% from 2006. Banking accounts totaled 262,000 at December 31, 2007, up 78% from 2006. Corporate retirement plan participants totaled 1.2 million at December 31, 2007, up 122% from 2006. Net revenues increased by 16% compared to 2006 primarily due to an increase in asset management and administration fees driven by growth in client assets, as well as an increase in net interest revenue due to higher interest rate spreads. The Company achieved a pre-tax profit margin from continuing operations of 37.1% in 2007 due to revenue growth and disciplined expense management during the year. Return on stockholders’ equity increased to 55% in 2007, compared to 26% in 2006, reflecting the sale of U.S. Trust, earnings growth, and the Company’s continued active management of its capital base. Net revenue per average full-time equivalent employee was $387,000 in 2007, up 7% from 2006 due to revenue growth partially offset by the increase in full-time equivalent employees as a result of the acquisition of The 401(k) Company in March 2007.

Capital Restructuring

During 2007, CSC completed a capital restructuring that returned approximately $3.3 billion in capital to stockholders to create a more efficient and cost-effective capital structure. The capital restructuring included the following components:

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

•

In September 2007, CSC issued $250 million of 6.375% Senior Medium-Term Notes due in 2017. In October 2007, CSC issued $300 million of junior subordinated notes. For further discussion of the issuance of the junior subordinated notes, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 12. Borrowings.”

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Discontinued Operations

On July 1, 2007, the Company completed the sale of all of the outstanding common stock of U.S. Trust for $3.3 billion in cash. CSC recognized a gain on the sale of $1.9 billion, or $1.2 billion after tax, in the third quarter of 2007.

The results of operations, net of income taxes, and cash flows of U.S. Trust have been presented as discontinued operations on the Company’s consolidated statements of income and of cash flows for all periods through the date of the sale. The assets and liabilities of U.S. Trust prior to the sale have each been combined and presented as assets and liabilities of discontinued operations on the Company’s consolidated balance sheets. The Company’s consolidated prior period revenues, expenses, taxes on income, assets, liabilities, and cash flows also reflect this presentation.

In 2004, the Company sold its capital markets business to UBS and thereby eliminated the revenues and expenses unique to the capital markets business. The results of operations, net of income taxes, of the capital markets business have been presented as discontinued operations on the Company’s consolidated statements of income for all periods.

	2007	2006	2005
Income from discontinued operations, net of tax:
Sale of U.S. Trust	$1,287	$333	$96
Sale of capital markets business	—	3	(5)

Total	$1,287	$336	$91

Business Acquisition

On March 31, 2007, the Company completed its acquisition of The 401(k) Company, which offers retirement plan services, for $115 million in cash. As a result of a purchase price allocation, the Company recorded goodwill of $106 million and intangible assets of $8 million. The intangible assets will be amortized over 16 years.

Segment Information

The Company provides financial services to individuals, and institutional and corporate clients through three segments – Schwab Investor Services, Schwab Institiutional®, and Schwab Corporate and Retirement Services. As a result of organizational and related business changes in the second quarter of 2007, the corporate and retirement services business, which was historically included within the Schwab Investor Services segment, has been separated into its own segment called Schwab Corporate and Retirement Services. Additionally, the mutual fund clearing services business, which was historically included in unallocated and other, is included within the Schwab Corporate and Retirement Services segment. Previously-reported segment information has been revised to reflect these changes. The Schwab Investor Services segment includes the Company’s retail brokerage and banking operations. The Schwab Institutional segment provides custodial, trading, and support services to independent investment advisors. The Schwab Corporate and Retirement Services segment provides retirement plan services, plan administrator services, stock plan services, and mutual fund clearing services and supports the availability of Schwab proprietary mutual funds on third-party platforms. The Company evaluates the performance of its segments on a pre-tax basis excluding items such as restructuring charges, impairment charges, discontinued operations, and extraordinary items. Segment assets are not disclosed because the balances are not used for evaluating segment performance and deciding how to allocate resources to segments.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Financial information for the Company’s reportable segments is presented in the following table:

For the year ended December 31,	Growth Rate 2006 - 2007	2007	2006	2005
Schwab Investor Services:
Net revenues	14%	$3,352	$2,940	$2,504
Expenses excluding interest	7%	2,115	1,982	1,805

Contribution margin	29%	$1,237	$958	$699

Schwab Institutional:
Net revenues	16%	$1,121	$966	$803
Expenses excluding interest	14%	639	562	486

Contribution margin	19%	$482	$404	$317

Schwab Corporate and Retirement Services:
Net revenues	36%	$506	$373	$294
Expenses excluding interest	37%	367	268	212

Contribution margin	32%	$139	$105	$82

Unallocated and other:
Net revenues	N/M	$15	$30	$18
Expenses excluding interest	N/M	20	21	89

Contribution margin	N/M	$(5)	$9	$(71)

Total:
Net revenues	16%	$4,994	$4,309	$3,619
Expenses excluding interest	11%	3,141	2,833	2,592

Contribution margin	26%	$1,853	$1,476	$1,027

N/M Not meaningful.

Schwab Investor Services

Net revenues increased by $412 million, or 14%, from 2006 due to growth in net interest revenue and higher asset management and administration fees. Net interest revenue increased due to higher levels of market interest rates and changes in the composition of interest-earning assets, including increases in securities available for sale and loans to banking clients. Asset management and administration fees increased as a result of higher balances of client assets in the Company’s proprietary mutual funds and Mutual Fund OneSource® service, as well as balances participating in advisory and managed account service programs. Expenses excluding interest increased by $133 million, or 7%, from 2006 primarily due to higher client servicing and other related expenses, as well as higher market development expense.

Schwab Institutional

Net revenues increased by $155 million, or 16%, from 2006 due to higher asset management and administration fees and net interest revenue. Asset management and administration fees increased as a result of higher balances of client assets in the Company’s proprietary mutual funds and Mutual Fund OneSource® service, as well as balances participating in managed account service programs. Net interest revenue increased due to higher levels of client assets in interest-earning products, including increases in securities available for sale. Expenses excluding interest increased by $77 million, or 14%, from 2006 primarily due to higher business development, marketing and account servicing related expenses, as well as increased infrastructure investment.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Schwab Corporate and Retirement Services

Net revenues increased by $133 million, or 36%, from 2006 due to higher asset management and administration fees, net interest revenue, and the acquisition of the 401(k) Company in March 2007. Asset management and administration fees increased as a result of higher mutual fund, advisory, and managed account asset balances. Net interest revenue increased due to higher levels of client assets in interest-earning products. Expenses excluding interest increased by $99 million, or 37%, from 2006 primarily due to higher account servicing and related costs as a result of the acquisition of the 401(k) Company and the corresponding increase in the number of corporate retirement plan participants and client assets.

Unallocated and Other

Net revenues decreased by $15 million, or 50%, from 2006 primarily due to the receipt of $25 million related to the confidential resolution of a legal matter in 2006.

RESULTS OF OPERATIONS

	Growth Rate 1-year 2006-2007	2007	2006	2005
Asset-based and other revenues	17%	$4,134	$3,524	$2,841
Trading revenue	10%	860	785	778

Total net revenues	16%	4,994	4,309	3,619
Expenses excluding interest	11%	3,141	2,833	2,592

Income from continuing operations before taxes on income	26%	1,853	1,476	1,027
Taxes on income	25%	(733)	(585)	(393)

Income from continuing operations	26%	1,120	891	634
Income from discontinued operations, net of tax	N/M	1,287	336	91

Net income	96%	$2,407	$1,227	$725

Earnings per share from continuing operations – diluted	33%	$.92	$.69	$.48
Earnings per share – diluted	107%	$1.97	$.95	$.55
Pre-tax profit margin from continuing operations		37.1%	34.3%	28.4%
Effective income tax rate on income from continuing operations		39.6%	39.6%	38.3%

N/M Not meaningful.

The increases in asset-based and other revenues from 2005 to 2007 were primarily due to an increase in asset management and administration fees resulting from higher levels of client assets and an increase in net interest revenue resulting from higher interest rate spreads. Net interest revenue also increased due to the incremental interest revenue generated by temporarily investing the proceeds from the sale of U.S. Trust in the third quarter of 2007. The increase in trading revenues from 2006 to 2007 was primarily due to higher daily average revenue trades and higher average revenue earned per revenue trade.

The increases in expenses excluding interest from 2005 to 2007 were primarily due to higher compensation and benefits expense, advertising and market development expense, and professional services expense. The increase in the effective income tax rates on income from continuing operations from 2005 to 2006 was primarily due to higher state taxes.

The increases in income from continuing operations from 2005 to 2007 were primarily due to an increase in net revenues, partially offset by higher expenses excluding interest. The increase in net income from 2006 to 2007 was primarily due to the gain of $1.2 billion, after tax, on the sale of U.S. Trust in the third quarter of 2007.

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

Net Revenues

The Company categorizes its revenues as either asset-based and other revenues or trading revenue. As shown in the following table, asset-based and other revenues, trading revenue, and total net revenues increased from 2006.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Sources of Net Revenues

Year Ended December 31,

		2007		2006		2005
	Growth Rate 2006-2007	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset-based and other revenues
Asset management and administration fees (1)
Mutual fund service fees:
Proprietary funds (Schwab Funds® and Laudus Funds®)	21%	$1,167	23%	$963	22%	$825	23%
Mutual Fund OneSource®	21%	634	13%	526	12%	456	13%
Clearing and other	23%	91	2%	74	2%	61	2%
Investment management and trust fees	22%	378	8%	310	8%	228	6%
Other	22%	88	1%	72	2%	104	2%

Asset management and administration fees	21%	2,358	47%	1,945	46%	1,674	46%

Net interest revenue
Interest revenue:
Margin loans to clients	3%	859	17%	837	19%	654	18%
Investments, client-related	(15%)	518	10%	609	14%	522	14%
Securities available for sale	25%	399	8%	319	8%	128	4%
Loans to banking clients	32%	169	3%	128	3%	78	2%
Short-term investments	123%	125	3%	56	2%	19	1%
Other	22%	200	5%	164	3%	122	3%

Interest revenue	7%	2,270	46%	2,113	49%	1,523	42%
Interest expense:
Brokerage client cash balances	(23%)	329	7%	426	10%	378	10%
Deposits from banking clients	19%	238	5%	200	5%	74	2%
Long-term debt	31%	38	1%	29	1%	30	1%
Other	(25%)	18	—	24	—	19	1%

Interest expense	(8%)	623	13%	679	16%	501	14%

Net interest revenue	15%	1,647	33%	1,434	33%	1,022	28%

Other	(11%)	129	3%	145	3%	145	5%

Total asset-based and other revenues	17%	4,134	83%	3,524	82%	2,841	79%

Trading revenue
Commissions	7%	755	15%	703	16%	693	19%
Principal transactions	28%	105	2%	82	2%	85	2%

Total trading revenue	10%	860	17%	785	18%	778	21%

Total net revenues	16%	$4,994	100%	$4,309	100%	$3,619	100%

(1)	Certain prior-year amounts have been reclassified to conform to the 2007 presentation.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Asset Management and Administration Fees

Asset management and administration fees include mutual fund service fees, as well as fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for transfer agent services, shareholder services, administration, and investment management provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. These fees are based upon the daily balances of client assets invested in third-party funds and the Company’s proprietary funds. The Company also earns asset management fees for advisory and managed account services, which are based on the daily balances of client assets subject to the specific fee for service. The fair values of client assets, which include proprietary and third-party mutual funds, are based on quoted market prices and other observable market data. Asset management and administration fees may vary with changes in the balances of client assets due to market fluctuations and levels of net new client assets.

The increase in asset management and administration fees from 2005 to 2007 was primarily due to higher mutual fund, advisory, and managed account asset balances. The $329 million, or 21% increase in mutual fund service fees from 2006 to 2007 was primarily due to a 26% rise in the Company’s proprietary mutual fund asset balances and an 11% increase in asset balances in Schwab’s Mutual Fund OneSource service. The $221 million, or 16% increase in mutual fund service fees from 2005 to 2006, was primarily due to a 28% rise in the Company’s proprietary mutual fund asset balances and an 18% increase in asset balances in Schwab’s Mutual Fund OneSource service. The $68 million, or 22%, and $82 million, or 36%, increase in investment management and trust fees from 2006 to 2007 and 2005 to 2006, respectively, was primarily due to higher balances of client assets participating in advisory and managed account services programs. At December 31, 2007, the Company’s total client assets increased $206.3 billion, or 17%, from December 31, 2006 due to $160.2 billion of net new client assets and $46.1 billion of net market gains. At December 31, 2006, the Company’s total client assets increased $185.7 billion, or 18%, from December 31, 2005 due to $83.3 billion of net new client assets and $102.4 billion of net market gains.

Net Interest Revenue

Net interest revenue is the difference between interest earned on certain assets (mainly margin loans to clients, investments of segregated client cash balances, loans to banking clients, and securities available for sale) and interest paid on supporting liabilities (mainly deposits from banking clients and brokerage client cash balances). Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. The Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets generally reprice more quickly than interest-bearing liabilities). In the event of falling interest rates, the Company might attempt to mitigate some of this negative impact by extending the maturities of assets in investment portfolios to lock-in asset yields as well as by lowering rates paid to clients on interest-bearing liabilities. The Company’s flexibility in repricing these liabilities is increasingly constrained as short term rates approach zero.

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

When investing segregated client cash balances, Schwab must adhere to SEC regulations that restrict investments to U.S. government securities, participation certificates, mortgage-backed securities guaranteed by the Government National Mortgage Association, certificates of deposit issued by U.S. banks and thrifts, and resale agreements collateralized by qualified securities. Schwab’s policies for credit quality and maximum maturity

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

requirements are more restrictive than these SEC regulations. Schwab Bank also maintains investment portfolios for liquidity as well as to invest funding from deposits raised in excess of loans to clients. Schwab Bank invests in securities available for sale, including commercial paper, collateralized mortgage obligations (CMOs), corporate debt, and U.S. government securities. Schwab Bank lends funds to banking clients primarily in the form of mortgage loans. These loans are largely funded by interest-bearing deposits from banking clients.

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

	2007	2006	2005
Interest-Earning Assets:
Investments of segregated client cash balances:
Average balance outstanding	$9,991	$12,758	$17,007
Average interest rate	5.18%	4.77%	3.07%
Margin loans to clients:
Average balance outstanding	$10,736	$10,252	$9,780
Average interest rate	8.00%	8.17%	6.69%
Securities available for sale:
Average balance outstanding (1,2)	$7,334	$6,126	$3,376
Average interest rate	5.44%	5.20%	3.80%
Loans to banking clients:
Average balance outstanding	$2,786	$2,162	$1,613
Average interest rate	6.07%	5.94%	4.84%

Funding Sources:
Interest-bearing brokerage client cash balances:
Average balance outstanding	$14,768	$17,865	$22,037
Average interest rate	2.23%	2.38%	1.72%
Interest-bearing banking deposits:
Average balance outstanding (1)	$12,047	$9,137	$5,597
Average interest rate	1.98%	2.19%	1.32%
Other interest-bearing sources:
Average balance outstanding	$1,961	$1,816	$1,585
Average interest rate	2.05%	2.42%	2.32%
Average noninterest-bearing portion	$2,071	$2,480	$2,557

Summary:
Total average balance on interest-earning assets	$30,847	$31,298	$31,776
Average yield on interest-earning assets	6.30%	6.05%	4.35%
Total average balance on funding sources	$30,847	$31,298	$31,776
Average interest rate on funding sources	1.97%	2.14%	1.54%

Average net interest spread	4.33%	3.91%	2.81%

(1)	Amounts include assets and liabilities retained from discontinued operations as discussed below.

(2)	Amounts have been calculated based on amortized cost.

The increases in net interest revenue in the last two years were primarily due to changes in the composition of interest-earning assets, including increases in securities available for sale, loans to banking clients, and margin loan balances, as well as generally higher yields on earning assets, partially offset by higher average balances on banking deposits.

Since the Company establishes the rates paid on brokerage client cash balances and certain banking deposits and the rates charged on margin loans, it has some ability to manage its net interest spread. However, the spread

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

is influenced by external factors such as the interest rate environment and competition. The Company’s average net interest spread increased from 2005 to 2007 as the average yield on interest-earning assets increased more than the average interest rate on funding sources. Net interest revenue also increased due to incremental interest revenue generated by temporarily investing the proceeds from the sale of U.S. Trust.

The amount of excess cash held in certain Schwab brokerage client accounts that is swept into money market deposit accounts at Schwab Bank (and at U.S. Trust through May 2007) has increased significantly since the program’s inception in 2003. Average interest-bearing banking deposits increased $2.9 billion, or 32%, to $12.0 billion from 2006 to 2007, and $3.5 billion, or 63%, to $9.1 billion from 2005 to 2006. Average securities available for sale balances increased $1.2 billion, or 20%, to $7.3 billion from 2006 to 2007, and $2.8 billion, or 81%, to $6.1 billion from 2005 to 2006, with higher levels of investments in corporate debt and mortgage-backed securities. Meanwhile, average interest-bearing brokerage client cash balances decreased $3.1 billion, or 17%, to $14.8 billion from 2006 to 2007, and $4.2 billion, or 19%, to $17.9 billion from 2005 to 2006. The decline in the average interest-bearing brokerage client cash balances led to a corresponding decline of $2.8 billion, or 22%, in average investments of segregated client cash balances to $10.0 billion from 2006 to 2007, and $4.2 billion, or 25%, to $12.8 billion from 2005 to 2006.

Certain interest-bearing assets and liabilities of U.S. Trust retained by the Company: The excess cash held in certain Schwab brokerage client accounts was previously swept into a money market deposit account at U.S. Trust. In May 2007, Schwab terminated this arrangement and moved all of these balances to a similar existing arrangement with Schwab Bank. At December 31, 2006, these balances totaled $749 million and were included in deposits from banking clients with a corresponding amount in assets retained from discontinued operations on the Company’s consolidated balance sheet. The interest expense related to these client deposit balances maintained at U.S. Trust is included in interest expense from continuing operations on the Company’s consolidated statements of income of $4 million, $11 million, and $6 million for 2007, 2006, and 2005, respectively. The corresponding interest revenue on the invested cash balances related to these deposits is included in interest revenue from continuing operations on the Company’s consolidated statements of income of $14 million, $38 million, and $22 million for 2007, 2006, and 2005, respectively. The interest revenue amount was calculated using the Company’s funds transfer pricing methodology.

Other Revenue

Other revenue generally includes net gains and losses on certain investments, service fees, and software maintenance fees.

Trading Revenue

Trading revenue includes commission and principal transaction revenues. Commission revenues are affected by the number of revenue trades executed and the average revenue earned per revenue trade. Principal transaction revenues are primarily comprised of revenues from client fixed income securities trading activity. Factors that influence principal transaction revenues include the volume of client trades, market price volatility, and competitive pressures. The increase in trading revenue from 2006 to 2007 was primarily due to higher daily average revenue trades and higher average revenue earned per revenue trade. The increase in trading revenue from 2005 to 2006 was primarily due to higher daily average revenue trades, partially offset by lower average revenue earned per revenue trade as a result of reductions in commission pricing in 2006 and 2005.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

As shown in the following table, daily average revenue trades executed by the Company increased 5% in 2007. Average revenue earned per revenue trade increased 4% from 2006 to 2007 primarily due to a higher proportion of equity trading volume outside the Company’s active investor programs. Average revenue earned per revenue trade decreased 14% from 2005 to 2006, primarily due to the pricing changes discussed above.

	Growth Rate 2006-2007	2007	2006	2005
Daily average revenue trades (in thousands) (1)	5%	245.3	234.4	197.9
Number of trading days	—	249.5	250.0	251.5
Average revenue earned per revenue trade	4%	$13.99	$13.39	$15.61
(1) Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).
Expenses Excluding Interest

As shown in the table below, total expenses excluding interest increased in 2007 primarily due to higher compensation and benefits expense, advertising and market development expense, and professional services expense.

	Growth Rate 2006-2007	2007	2006	2005
Compensation and benefits	10%	$1,781	$1,619	$1,449
Professional services	14%	324	285	222
Occupancy and equipment	8%	282	260	262
Advertising and market development	22%	230	189	165
Communications	11%	200	180	174
Depreciation and amortization	(1%)	156	157	179
Other	17%	168	143	141

Total expenses excluding interest	11%	$3,141	$2,833	$2,592

Expenses as a percentage of total net revenues:
Total expenses, excluding interest		63%	66%	72%
Advertising and market development		5%	4%	5%

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

The increases in compensation and benefits expense from 2005 to 2007 were primarily due to an increase in full-time equivalent employees and higher levels of incentive compensation. The following table shows a comparison of certain compensation and benefits components and employee data:

	Growth Rate 2006-2007	2007	2006	2005
Salaries and wages	10%	$955	$872	$842
Incentive compensation (1)	10%	552	504	389
Employee benefits and other	13%	274	243	218

Total compensation and benefits expense	10%	$1,781	$1,619	$1,449

Compensation and benefits expense as a percentage of total net revenues:
Salaries and wages		19%	20%	23%
Incentive compensation		11%	12%	11%
Employee benefits and other		6%	6%	6%

Total compensation and benefits expense		36%	38%	40%

Full-time equivalent employees (in thousands) (2)
At year end	7%	13.3	12.4	11.6
Average	8%	12.9	11.9	11.3

(1)	Includes incentives, discretionary bonus costs, employee stock purchase plan, long-term incentive plan, and stock-based compensation.
(2)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes professional services related to outsourced service providers.

The increases in incentive compensation expense from 2005 to 2007 were primarily due to the increased cost of performance-based incentive plans as a result of the Company’s improved financial results and stock-based compensation.

For 2007, net revenue growth outpaced compensation and benefits expense growth, resulting in a declining ratio of compensation and benefits expense as a percentage of total net revenues.

Expenses Excluding Compensation and Benefits

The increases in professional services expense from 2005 to 2007 were primarily due to higher levels of fees paid to outsourced service providers and consultants. The increase in occupancy and equipment expense from 2006 to 2007 was due to increases in data processing equipment and maintenance expense of $17 million and occupancy expense of $5 million. The increases in advertising and market development expense from 2005 to 2007 were primarily due to the Company’s media and marketing spending related to its “Talk to Chuck™” national advertising campaign during 2006 and 2007. The increase in communications expense from 2006 to 2007 was due to higher levels of postage and printing costs of $15 million and news and quotes services of $5 million. Other expenses increased from 2006 to 2007 primarily due to increases in regulatory fees of $7 million, bank service charges of $7 million, and charitable contributions of $4 million.

LIQUIDITY AND CAPITAL RESOURCES

CSC conducts substantially all of its business through its wholly-owned subsidiaries. The capital structure among CSC and its subsidiaries is designed to provide each entity with capital and liquidity to meet its operational needs and regulatory requirements.

On November 15, 2007, Schwab Bank converted its charter from a national association to a federal savings bank. As a result of this conversion, CSC became a savings and loan holding company. As a federal savings bank and

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

savings and loan holding company, respectively, Schwab Bank and CSC are both subject to supervision and regulation by the OTS. Prior to the conversion CSC was a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Federal Reserve System (Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended, and Schwab Bank was a national association subject to supervision and regulation by the Office of the Comptroller of the Currency.

As a savings and loan holding company, CSC is not subject to the consolidated regulatory capital guidelines applicable to a financial holding company. CSC is required to maintain capital that is sufficient to support the holding company and its subsidiaries’ business activities, and the risks inherent in those activities. To manage capital adequacy, CSC currently utilizes a target Tier 1 Leverage Ratio, as defined by the Federal Reserve Board, of at least 6%. As CSC’s depository institution subsidiary, Schwab Bank is required to maintain a capital level that at least equals minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct effect on the Bank. Based on its regulatory capital ratios at December 31, 2007 and 2006, Schwab Bank is considered well capitalized.

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

CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, acquisitions, and other investments. In September 2007, CSC issued $250 million of 6.375% Medium-Term Notes due in 2017. The Medium-Term Notes, of which $473 million was outstanding at December 31, 2007, have maturities ranging from 2008 to 2017 and fixed interest rates ranging from 6.38% to 8.05% with interest payable semiannually. The Medium-Term Notes are rated A2 by Moody’s Investors Service (Moody’s), A by Standard & Poor’s Ratings Group (S&P), and A by Fitch IBCA, Inc. (Fitch).

CSC has a prospectus supplement on file with the SEC enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At December 31, 2007, $500 million of these notes remained unissued.

CSC has a Registration Statement under the Securities Act of 1933 on Form S-3 on file with the SEC relating to a universal shelf registration for the issuance of up to $1.0 billion aggregate amount of various securities, including common stock, preferred stock, debt securities, and warrants. At December 31, 2007, $700 million of these securities remained unissued. In October 2007, CSC issued $300 million of junior subordinated notes. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 12. Borrowings” for a discussion of the junior subordinated notes issued under this registration statement.

CSC has authorization from its Board of Directors to issue commercial paper up to the amount of CSC’s committed, unsecured credit facility (see below), not to exceed $1.5 billion. At December 31, 2007, no commercial paper had been issued. CSC’s ratings for these short-term borrowings are P-1 by Moody’s, A-1 by S&P, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of eighteen banks which is scheduled to expire in June 2008. CSC plans to establish a similar facility to replace this one when it expires. This facility was unused in 2007. Any issuances under CSC’s commercial paper program will reduce the amount

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

available under this facility. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of stockholders’ equity, Schwab to maintain a minimum net capital ratio, as defined, and Schwab Bank to be well capitalized, as defined. Management believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $811 million of the $861 million uncommitted, unsecured bank credit lines, provided by eight banks, that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. These lines were not used by CSC in 2007.

In addition, Schwab provides CSC with a $1.0 billion credit facility maturing in 2009. No funds were drawn under this facility at December 31, 2007.

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

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $19.5 billion, $19.9 billion, and $24.2 billion at December 31, 2007, 2006, and 2005, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.

The Company has a lease financing liability related to an office building and land under a 20-year lease. The remaining lease financing liability of $121 million at December 31, 2007 is being reduced by a portion of the lease payments over the remaining lease term of approximately 17 years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of eight banks totaling $861 million at December 31, 2007. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-bearing investments, and movements of cash to meet segregation requirements. Schwab used such borrowings for seventeen days in 2007, with daily amounts borrowed averaging $177 million. There were no borrowings outstanding under these lines at December 31, 2007.

To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured letter of credit agreements with twelve banks in favor of the OCC aggregating $1.1 billion at December 31, 2007. Schwab pays a fee to maintain these arrangements. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging letters of credit (LOCs), in favor of these brokerage clients, which are issued by multiple banks. Schwab also pays a fee to maintain these arrangements. At December 31, 2007, the aggregate face amount of these outstanding LOCs totaled $195 million. No funds were drawn under these LOCs at December 31, 2007.

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

requirement of $250,000. At December 31, 2007, Schwab’s net capital was $1.2 billion (10% of aggregate debit balances), which was $990 million in excess of its minimum required net capital and $613 million in excess of 5% of aggregate debit balances.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility which is scheduled to expire in March 2008. Schwab plans to renew this facility when it expires. The amount outstanding under this facility at December 31, 2007 was $220 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $1.0 billion credit facility maturing in 2009. Borrowings under this facility do not qualify as regulatory capital for Schwab. No funds were drawn under this facility at December 31, 2007.

Schwab Bank

Schwab Bank’s current liquidity needs are generally met through deposits from banking clients and equity capital.

The excess cash held in certain Schwab brokerage client accounts is swept into a money market deposit account at Schwab Bank. At December 31, 2007, these balances totaled $12.2 billion.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, CSC provides Schwab Bank with a $100 million short-term credit facility maturing in December 31, 2009. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. No funds were drawn under this facility at December 31, 2007.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System (FHLB). At December 31, 2007, $631 million was available, and no funds were drawn under this facility.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio of less than 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at December 31, 2007 was $4.6 billion, down $765 million from December 31, 2006. The decline in the Company’s total financial capital was primarily due to the repurchase of shares under the Tender Offer and Stock Purchase Agreement with Mr. Schwab and certain additional stockholders and the $1.00 per common share special dividend paid in August 2007. The decline was offset by the issuance of $250 million of senior medium-term notes and $300 million of junior subordinated notes, and the gain realized on the sale of U.S. Trust during 2007.

At December 31, 2007, the Company had long-term debt of $899 million, or 19% of total financial capital, that bears interest at a weighted-average rate of 7.01%. At December 31, 2006, the Company had long-term debt of $388 million, or 7% of total financial capital. The Company repaid $43 million and $68 million of long-term debt in 2007 and 2006, respectively.

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

Capital Expenditures

In 2007, the Company’s capital expenditures, net, were $168 million. In 2006, the Company’s capital expenditures were $122 million and the Company sold $63 million of fixed assets, which primarily consisted of a data center. Capital expenditures, net, as a percentage of net revenues totaled 3% and 1% in 2007 and 2006, respectively. In 2007 and 2006, capital expenditures were primarily for software and equipment relating to the Company’s information technology systems. Capital expenditures include capitalized costs for developing internal-use software of $57 million in 2007 and $42 million in 2006.

Management currently anticipates that 2008 capital expenditures will be approximately 10% higher than 2007 spending, primarily due to increased spending on leasehold improvements and assets relating to the Company’s information technology systems. As has been the case in recent years, the Company may adjust its capital expenditures from period to period as business conditions change. Management believes that funds generated by its operations will continue to be the primary funding source of its capital expenditures.

Dividends

CSC paid common stock cash dividends of $1.5 billion in 2007, which included a special cash dividend of $1.2 billion. CSC paid common stock cash dividends of $173 million in 2006. Since the initial dividend in 1989, CSC has paid 75 consecutive quarterly dividends and has increased the quarterly dividend 18 times, including a 20% and 67% increase in the second and fourth quarters of 2006, respectively. Since 1989, dividends have increased by a 29% compounded annual growth rate, excluding the special cash dividend of $1.00 per common share in 2007. CSC paid common stock dividends of $1.200, $.135, and $.089 per share in 2007, 2006, and 2005, respectively. While the payment and amount of dividends are at the discretion of the Board, subject to certain regulatory and other restrictions, the Company currently targets its cash dividend at approximately 20% to 30% of net income.

Share Repurchases

In 2007, CSC repurchased 135 million shares of its common stock, including shares repurchased under the Tender Offer and Stock Purchase Agreement described below for $2.7 billion. CSC repurchased 52 million shares of its common stock for $859 million in 2006. As of December 31, 2007, CSC had authority to repurchase up to $446 million of its common stock under prior authorization by the Board of Directors.

On July 31, 2007, CSC completed a share repurchase through a Tender Offer. CSC accepted for purchase 84 million shares of its common stock at a price of $20.50 per share, for a total purchase price of $1.7 billion. Pursuant to the tender offer rules, CSC was prohibited from making open market repurchases of its common stock during the Tender Offer period and until August 15, 2007.

Under the Stock Purchase Agreement executed on July 2, 2007 with Chairman and CEO Charles R. Schwab, CSC’s largest stockholder, and with certain additional stockholders whose shares Mr. Schwab is deemed to beneficially own, CSC purchased 18 million shares at a price of $20.50 per share for a total of $369 million on August 15, 2007.

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

Off-Balance-Sheet Arrangements

The Company enters into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit. Additionally, the Company enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For information on each of these arrangements, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 19. Commitments and Contingent Liabilities.”

Contractual Obligations

A summary of the Company’s principal contractual obligations as of December 31, 2007 is shown in the following table. Excluded from this table are liabilities recorded on the consolidated balance sheet that are generally short-term in nature (e.g., drafts payable) or without contractual payment terms (e.g., deposits from banking clients, payables to brokerage clients, and deferred compensation). Management believes that funds generated by its continuing operations, as well as cash provided by external financing, will continue to be the primary funding sources in meeting these obligations.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit-related financial instruments (1)	$497	$1	$106	$2,717	$3,321
Leases (2)	122	222	133	231	708
Long-term debt (3)	15	208	—	550	773
Purchase obligations (4)	316	154	9	—	479
Long-term incentive plan	119	71	—	—	190

Total	$1,069	$656	$248	$3,498	$5,471

(1)	Represents Schwab Bank’s firm commitments to extend credit primarily for loans to banking clients.

(2)	Represents minimum rental commitments, net of sublease commitments, and includes facilities under the Company’s past restructuring initiatives and maturities under a lease financing liability.

(3)	Excludes maturities under a lease financing liability, interest payments, unamortized discounts, and the effect of interest rate swaps.

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

The Company also faces technology and operating risk when it employs the services of various external vendors, including domestic and international outsourcing of certain technology, processing, and support functions. The Company manages its exposure to such outsourcing risks through contractual provisions, control standards, and ongoing monitoring of vendor performance. The Company maintains policies and procedures regarding the standard of care expected with Company data, whether the data is internal company information, employee information, or non-public client information. The Company clearly defines for employees, contractors, and vendors the Company’s expected standards of care for confidential data. Regular training is provided by the Company in regard to data security.

The Company is actively engaged in the research and development of new technologies, services, and products. The Company endeavors to protect its research and development efforts, and its brands, through the use of copyrights, patents, trade secrets, and contracts.

Credit Risk

Credit risk is the potential for loss due to a client or counterparty failing to perform its contractual obligations, or the value of collateral held to secure obligations proving to be inadequate. The Company’s direct exposure to credit risk mainly results from margin lending activities, securities lending activities, mortgage lending activities, its role as a counterparty in financial contracts and investing activities, and indirectly from the investing activities of certain of the proprietary funds that the Company sponsors. To manage the risks of such losses, the Company has established policies and procedures which include: establishing and reviewing credit limits, monitoring of credit limits and quality of counterparties, and adjusting margin requirements for certain securities. In addition, most of the Company’s credit extensions, such as margin loans to clients, securities lending agreements, and resale agreements, are supported by collateral arrangements. These arrangements are subject to requirements to provide additional collateral in the event that market fluctuations result in declines in the value of collateral received.

Additionally, the Company has exposure to credit risk associated with the Company’s banking loan portfolios held at Schwab Bank. This client credit exposure is actively managed through individual and portfolio reviews performed by management. Management regularly reviews asset quality including concentrations, delinquencies,

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

non-performing loans to banking clients, losses, and recoveries. All are factors in the determination of an appropriate allowance for credit losses, which is reviewed quarterly by senior management.

The Company’s loans to banking client portfolios primarily include first lien 3-, 5- and 7- year adjustable rate mortgage loans (First Mortgage portfolio) of $2.1 billion and home equity lines of credit (HELOC portfolio) of $1.2 billion at December 31, 2007. The Company does not offer loans that allow for negative amortization. The Company maintains credit underwriting standards that have limited the exposure to the types of loans that experienced high foreclosures and loss rates elsewhere in 2007. The Company does not originate or purchase sub prime loans (generally defined as extensions of credit to borrowers with a Fair Isaac & Company (FICO) credit score of less than 620 at origination), unless the borrower has compensating credit factors. At December 31, 2007, approximately 1% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with FICO credit scores of less than 620.

The Company has exposure to credit risk associated with its securities available for sale portfolio. This portfolio includes U.S. agency and non-agency CMOs, corporate debt securities, long term certificates of deposit and U.S. agency notes. The securities available for sale portfolio totaled $7.5 billion as of December 31, 2007. U.S. agency CMOs do not have explicit credit ratings, however management considers these to be rated “AAA” (defined as a rating equivalent to a Moody’s rating of “Aaa” or a Standard and Poor’s rating of “AAA”) based on the guarantee of principal and interest by the U.S. agencies. At December 31, 2007, the corporate debt securities were not rated lower than investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard and Poor’s rating of “BBB” or higher).

Schwab performs clearing services for all securities transactions in its client accounts. Schwab has exposure to credit risk due to its obligation to settle transactions with clearing corporations, mutual funds, and other financial institutions even if Schwab’s client or a counterparty fails to meet its obligations to Schwab.

Concentration Risk

The Company is subject to concentration risk when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry. The Company’s investments in mortgage-backed securities including CMOs totaled $6.4 billion at December 31, 2007. Of these, $2.9 billion were U.S. agency securities. The mortgage-backed securities portfolio also includes $768 million of CMOs in which the underlying loans are considered “Alt-A” (defined as loans with reduced documentation at origination) and were rated “AAA”. The Company’s investments in corporate debt securities totaled $784 million at December 31, 2007, with the majority issued by institutions in the financial services industry. The Company’s balance of loans to banking clients, net, totaled $3.4 billion at December 31, 2007. At December 31, 2007, approximately 80% of the First Mortgage portfolio consisted of loans with interest-only payment terms. At December 31, 2007, the interest rates on approximately 80% of these interest-only loans are not scheduled to reset for 3 or more years. At December 31, 2007, 31% of the residential real estate mortgages and 45% of the home equity lines of credit balances were secured by properties which are located in California. The Company is also subject to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry.

The Company is subject to indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. U.S. Government and agency securities held as collateral for resale agreements at December 31, 2007 totaled $2.8 billion.

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

Other than Temporary Impairment of Securities Available for Sale: The Company evaluates the determination of other than temporary impairment on a quarterly basis. The determination of whether or not other-than-temporary impairment exists is a matter of judgment. The evaluation includes the assessment of several factors including: 1) whether the unrealized loss is solely due to changes in interest rates or changes in the credit standing of the issuer, 2) the length of time and the extent to which the fair value has been less than amortized cost, 3) the financial condition of the issuer, 4) the credit ratings of the issuer or security, 5) the collateral underlying the security, and 6) the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery. If the Company determines other-than-temporary impairment exists, the cost basis of the security is adjusted to the then-current fair value, with a corresponding loss recognized in current earnings. If future evaluations conclude that an impairment now considered to be temporary is other-than temporary, the Company would recognize a realized loss through earnings at that time. At December 31, 2007 and 2006, the

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Company’s gross unrealized losses on securities available for sale were $60 million and $28 million, respectively. The Company’s total securities available for sale at December 31, 2007 and 2006 were $7.5 billion and $6.0 billion, respectively.

Income Tax Benefit Related to the Sale of U.S. Trust: In 2006, the Company recorded a $205 million income tax benefit related to the estimated difference between the tax and book bases of the Company’s U.S. Trust stock. This amount was included in income from discontinued operations, net of tax, on the Company’s consolidated statements of income. This initial estimate of the tax benefit was based on publicly available information, including information on the composition of U.S. Trust’s stockholders at the acquisition date and the market price of U.S. Trust stock during relevant periods, and was subject to adjustment following a survey of former U.S. Trust stockholders. Based upon results of this survey, the Company recorded an additional $72 million income tax benefit in 2007. This tax benefit estimate is subject to examination by the Internal Revenue Service.

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

The Company has elected April 1 as its annual goodwill impairment testing date. In testing for a potential impairment of goodwill on April 1, 2007, management estimated the fair value of each of the Company’s reporting units (generally defined as the Company’s businesses for which financial information is available and reviewed regularly by management) and compared this value to the carrying value of the reporting unit. The estimated fair value of each reporting unit was greater than its carrying value, and therefore management concluded that no amount of goodwill was impaired. The estimated fair value of the reporting units was established using a discounted cash flow model that includes significant assumptions about the future operating results and cash flows of each reporting unit. Adverse changes in the Company’s planned business operations such as unanticipated competition, a loss of key personnel, the sale of a reporting unit or a significant portion of a reporting unit, or other unforeseen developments could result in an impairment of the Company’s recorded goodwill. The Company’s goodwill balance was $525 million and $419 million at December 31, 2007 and 2006, respectively.

Allowance for Credit Losses: The Company regularly evaluates its portfolio of loans to banking clients and provides allowances for the portion management believes may be uncollectible. Several factors are taken into consideration in this evaluation including current economic conditions, the composition of the loan portfolio, past loss experience, and risks inherent in the loan portfolio. For Schwab Bank’s portfolio, which primarily consists of mortgage loans, a risk-based methodology is used to determine the allowance for credit losses. Mortgage loans are categorized into portfolios by loan type and risk characteristics. A probable loss rate, based on company and industry experience, is used to determine the credit allowance. At December 31, 2007 and 2006, the Company’s allowance for credit losses was $7 million and $4 million on loan portfolios of $3.5 billion and $2.3 billion, respectively.

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

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things:

•	the Company’s ability to pursue its business strategy (see “Item 1 – Business – Business Strategy and Competitive Environment”);

•

the impact of legal proceedings and regulatory matters (see “Item 3 – Legal Proceedings” and “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 19. Commitments and Contingent Liabilities – Legal Contingencies”);

•	target capital ratios (see Liquidity and Capital Resources);

•	sources of liquidity, capital, and level of dividends (see Liquidity and Capital Resources and – Contractual Obligations);

•	capital expenditures (see Liquidity and Capital Resources – Capital Resources);

•	the impact of changes in management’s estimates on the Company’s results of operations (see Critical Accounting Estimates);

•	the impact of changes in the income tax benefit related to the sale of U.S. Trust (see Critical Accounting Estimates);

•

the outcome of audits of federal and state tax returns and the impact of changes in unrecognized tax benefits on the Company’s results of operations (see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 13. Taxes on Income”);

•

the impact on the Company’s results of operations of recording stock option expense (see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 14. Employee Incentive, Deferred Compensation, and Retirement Plans”);

•

the impact of changes in estimated costs related to past restructuring initiatives on the Company’s results of operations (see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 17. Restructuring Charges and Reserves and 24. Discontinued Operations”); and

•

the impact of changes in the likelihood of indemnification and guarantee payment obligations on the Company’s results of operations (see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 19. Commitments and Contingent Liabilities”).

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

Important factors that may cause actual results to differ include, but are not limited to:

•	changes in general economic and financial market conditions;

•	unanticipated adverse developments in litigation or regulatory matters;

•	changes in revenues and profit margin due to changes in interest rates;

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

•	the amount of loans to the Company’s brokerage and banking clients;

•	the level of the Company’s stock repurchase activity;

•	the timing and impact of tax examinations and the settlement of tax audits;

•	the timing and impact of changes in the Company’s level of investments in leasehold improvements and technology;

•	the Company’s ability to sublease certain properties; and

•	potential breaches of contractual terms for which the Company has indemnification obligations.

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

For the Company’s market risk related to interest rate fluctuations, it has disclosed below a sensitivity analysis, referred to as a net interest revenue simulation model. The Company is exposed to interest rate risk primarily from changes in the interest rates on its interest-earning assets (mainly margin loans to clients, investments, loans to banking clients, mortgage-backed securities, and other fixed-rate investments) and its funding sources (including brokerage client cash balances, banking deposits, proceeds from stock-lending activities, and long-term debt) which finance these assets. To mitigate the risk of loss, the Company has established policies and procedures which include setting guidelines on the amount of net interest revenue at risk, and by monitoring the net interest margin and average maturity of its interest-earning assets and funding sources. To remain within these guidelines, the Company manages the maturity, repricing, and cash flow characteristics of the investment portfolios. The Company also has the ability to adjust the rates paid on certain brokerage client cash balances and certain banking deposits and the rates charged on margin loans.

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

Net Interest Revenue Simulation

The Company uses net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation model (the model) includes all interest-sensitive assets and liabilities, as well as interest rate swap agreements utilized by the Company to hedge its interest rate risk. Key variables in the model include the repricing of financial instruments, prepayment and reinvestment assumptions, and product pricing assumptions. Historically, the Company included additional variables (e.g., changes in the balances of client loans, deposits, brokerage client cash, and changes in the level and term structure of interest rates) in the model assumptions. Effective in 2007 for all periods presented, the Company uses constant balances and market rates in the model assumptions in order to minimize the number of variables and to better isolate risks. The simulations involve assumptions that are inherently uncertain and, as a result, cannot precisely estimate net interest revenue or precisely predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to balance growth or decline, the timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies, including changes in asset and liability mix.

As represented by the simulations presented below, the Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets generally reprice more quickly than interest-bearing liabilities).

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a graduated 200 basis point increase or decrease in interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next twelve months at December 31, 2007 and 2006.

December 31,	2007	2006
Increase of 200 basis points	7.7%	7.4%
Decrease of 200 basis points	(7.2%)	(5.5%)

THE CHARLES SCHWAB CORPORATION

The simulations show an increase in exposure to rate changes at December 31, 2007 from December 31, 2006, and the Company remains positioned to experience increases in net interest revenue as rates rise and decreases as rates fall.

THE CHARLES SCHWAB CORPORATION

Item 8.	Financial Statements and Supplementary Data

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Income

(In Millions, Except Per Share Amounts)

Year Ended December 31,	2007	2006	2005
Net Revenues
Asset management and administration fees	$2,358	$1,945	$1,674

Interest revenue	2,270	2,113	1,523
Interest expense	(623)	(679)	(501)

Net interest revenue	1,647	1,434	1,022

Trading revenue	860	785	778
Other	129	145	145

Total net revenues	4,994	4,309	3,619

Expenses Excluding Interest
Compensation and benefits	1,781	1,619	1,449
Professional services	324	285	222
Occupancy and equipment	282	260	262
Advertising and market development	230	189	165
Communications	200	180	174
Depreciation and amortization	156	157	179
Other	168	143	141

Total expenses excluding interest	3,141	2,833	2,592

Income from continuing operations before taxes on income	1,853	1,476	1,027
Taxes on income	(733)	(585)	(393)

Income from continuing operations	1,120	891	634
Income from discontinued operations, net of tax	1,287	336	91

Net Income	$2,407	$1,227	$725

Weighted-Average Common Shares Outstanding — Diluted	1,222	1,286	1,308

Earnings Per Share — Basic
Income from continuing operations	$.93	$.70	$.49
Income from discontinued operations, net of tax	$1.06	$.27	$.07
Net income	$1.99	$.97	$.56
Earnings Per Share — Diluted
Income from continuing operations	$.92	$.69	$.48
Income from discontinued operations, net of tax	$1.05	$.26	$.07
Net income	$1.97	$.95	$.55

Dividends Declared Per Common Share	$1.200	$.135	$.089

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Balance Sheets

(In Millions, Except Share and Per Share Amounts)

December 31,	2007	2006
Assets
Cash and cash equivalents	$6,764	$4,507
Cash and investments segregated and on deposit for federal or other regulatory purposes	8,803	10,862
Securities owned — at market value	8,201	6,386
Receivables from brokers, dealers and clearing organizations	725	650
Receivables from brokerage clients — net	12,314	10,927
Loans to banking clients — net	3,443	2,334
Loans held for sale	44	30
Equipment, office facilities, and property — net	617	602
Goodwill	525	419
Deferred tax assets — net	254	406
Other assets	596	524
Assets retained from discontinued operations	—	749
Assets of discontinued operations	—	10,596

Total	$42,286	$48,992

Liabilities and Stockholders’ Equity
Deposits from banking clients	$13,822	$11,020
Payables to brokers, dealers and clearing organizations	1,922	1,498
Payables to brokerage clients	20,290	20,621
Accrued expenses and other liabilities	1,621	1,393
Long-term debt	899	388
Liabilities of discontinued operations	—	9,064

Total liabilities	38,554	43,984

Stockholders’ equity:
Preferred stock — 9,940,000 shares authorized; $.01 par value per share; none issued	—	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,392,091,544 shares issued	14	14
Additional paid-in capital	2,107	1,868
Retained earnings	5,776	4,901
Treasury stock — 231,274,906 and 126,904,699 shares in 2007 and 2006, respectively, at cost	(4,148)	(1,739)
Accumulated other comprehensive loss	(17)	(36)

Total stockholders’ equity	3,732	5,008

Total	$42,286	$48,992

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Cash Flows

(In Millions)

Year Ended December 31,	2007	2006	2005
Cash Flows from Operating Activities
Net income	$2,407	$1,227	$725
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(1,287)	(336)	(91)
Depreciation and amortization expense	156	157	179
Stock-based compensation expense	58	39	17
Excess tax benefits from stock-based compensation	(108)	(64)	30
Provision for deferred income taxes	175	(31)	(4)
Other	16	(2)	11
Originations of loans held for sale	(863)	(638)	(823)
Proceeds from sales of loans held for sale	849	626	830
Net change in:
Cash and investments segregated and on deposit for federal or other regulatory purposes	2,059	4,331	3,697
Securities owned (excluding securities available for sale)	(277)	73	(5)
Receivables from brokers, dealers, and clearing organizations	(75)	170	(338)
Receivables from brokerage clients	(1,394)	(151)	(946)
Other assets	(33)	(6)	(6)
Payables to brokers, dealers, and clearing organizations	424	204	(174)
Payables to brokerage clients	(331)	(4,079)	(2,454)
Accrued expenses and other liabilities	(419)	164	(182)
Net cash provided by discontinued operations	389	76	311

Net cash provided by operating activities	1,746	1,760	777

Cash Flows from Investing Activities
Purchases of securities available for sale	(3,554)	(3,224)	(2,161)
Proceeds from sales of securities available for sale	—	81	16
Proceeds from maturities, calls, and mandatory redemptions of securities available for sale	2,034	854	670
Net increase in loans to banking clients	(1,129)	(442)	(755)
Purchase of equipment, office facilities, and property	(168)	(122)	(98)
Proceeds from sales of equipment, office facilities, and property	—	63	20
Proceeds from sale of U.S. Trust, net of transaction costs	3,237	—	—
Cash payments for business combinations, net of cash acquired	(119)	—	4
Other investing activities	(1)	6	(2)
Net cash provided by (used for) discontinued operations	67	(456)	(1,062)

Net cash provided by (used for) investing activities	367	(3,240)	(3,368)

Cash Flows from Financing Activities
Net change in deposits from banking clients	2,802	4,051	2,362
Issuance of long-term debt	549	—	—
Repayment of long-term debt	(43)	(68)	(56)
Excess tax benefits from stock-based compensation	108	64	—
Dividends paid	(1,500)	(173)	(116)
Purchase of treasury stock	(2,742)	(868)	(697)
Proceeds from stock options exercised and other	414	253	115
Other financing activities	(7)	1	—
Net cash provided by discontinued operations	563	822	637

Net cash provided by financing activities	144	4,082	2,245

Increase (Decrease) in Cash and Cash Equivalents	2,257	2,602	(346)
Cash and Cash Equivalents at Beginning of Year	4,507	1,905	2,251

Cash and Cash Equivalents at End of Year	$6,764	$4,507	$1,905

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Stockholders’ Equity

(In Millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Unamortized Stock-based Compensation	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2004	1,392	$14	$1,769	$3,258	$(591)	$(59)	$(5)	$4,386

Comprehensive income:
Net income	—	—	—	725	—	—	—	725
Net unrealized gain on cash flow hedging instruments, net of tax	—	—	—	—	—	—	12	12
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	—	(39)	(39)
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)

Total comprehensive income								697
Dividends declared on common stock	—	—	—	(116)	—	—	—	(116)
Purchase of treasury stock	—	—	—	—	(688)	—	—	(688)
Stock options exercised and shares issued under stock-based compensation plans	—	—	57	(20)	155	(60)	—	132
Non-cash stock-based compensation expense related to restructuring	—	—	1	—	—	3	—	4
Amortization of stock-based compensation awards	—	—	—	—	—	35	—	35

Balance at December 31, 2005	1,392	14	1,827	3,847	(1,124)	(81)	(33)	4,450

Comprehensive income:
Net income	—	—	—	1,227	—	—	—	1,227
Net unrealized loss on cash flow hedging instruments, net of reclassification adjustment and tax	—	—	—	—	—	—	(6)	(6)
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	7	7
Foreign currency translation adjustment	—	—	—	—	—	—	1	1

Total comprehensive income								1,229
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	—	—	(5)	(5)
Dividends declared on common stock	—	—	—	(173)	—	—	—	(173)
Purchase of treasury stock	—	—	—	—	(859)	—	—	(859)
Stock option exercises and other	—	—	6	—	249	—	—	255
Stock-based compensation expense	—	—	52	—	—	—	—	52
Excess tax benefits from stock-based compensation	—	—	64	—	—	—	—	64
Restricted shares withheld for tax	—	—	—	—	(5)	—	—	(5)
Adoption of SFAS No. 123R	—	—	(81)	—	—	81	—	—

Balance at December 31, 2006	1,392	14	1,868	4,901	(1,739)	—	(36)	5,008

Comprehensive income:
Net income	—	—	—	2,407	—	—	—	2,407
Net unrealized loss on cash flow hedging instruments, net of reclassification adjustment and tax	—	—	—	—	—	—	(3)	(3)
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	17	17
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	5	5

Total comprehensive income								2,426
Dividends declared on common stock	—	—	—	(1,498)		—	—	(1,498)
Purchase of treasury stock	—	—	—	—	(2,742)	—	—	(2,742)
Stock option exercises and other	—	—	53	—	362	—	—	415
Stock-based compensation expense	—	—	78	—	—	—	—	78
Excess tax benefits from stock-based compensation	—	—	108	—	—	—	—	108
Adoption of EITF 06-02	—	—	—	(17)	—	—	—	(17)
Adoption of FIN 48	—	—	—	(17)	—	—	—	(17)
Restricted shares withheld for tax	—	—	—	—	(29)	—	—	(29)

Balance at December 31, 2007	1,392	$14	$2,107	$5,776	$(4,148)	—	$(17)	$3,732

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

1.	Introduction and Basis of Presentation

The Charles Schwab Corporation (CSC) is a savings and loan holding company engaged, through its subsidiaries, in securities brokerage, banking, and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 308 domestic branch offices in 45 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, U.K. In addition, Schwab serves clients in Hong Kong through one of CSC’s subsidiaries. Other subsidiaries include Charles Schwab Bank (Schwab Bank), a retail bank; and Charles Schwab Investment Management, Inc., the investment advisor for Schwab’s proprietary mutual funds, which are referred to as the Schwab Funds®. In December 2007, CyberTrader, Inc., formerly a subsidiary of CSC, which provides electronic trading and brokerage services to highly active, online traders, was merged into Schwab.

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

On July 1, 2007, the Company completed the sale of all of the outstanding stock of U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) to Bank of America Corporation. U.S. Trust was a subsidiary that provided wealth management services. U.S. Trust is presented as a discontinued operation for all periods prior to the completion of the sale. All other information contained in this Annual Report on Form 10-K is presented on a continuing operations basis unless otherwise noted.

2.	Significant Accounting Policies

Asset management and administration fees: Asset management and administration fees, which include mutual fund service fees and fees for other asset-based financial services provided to individual and institutional clients, are recognized as revenue over the period that the related service is provided, based upon average net asset balances. The Company earns mutual fund service fees for transfer agent services, shareholder services, administration, and investment management provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. Mutual fund service fees are based upon the daily balances of client assets invested in third-party funds and the Company’s proprietary funds. These daily asset balances are based upon quoted market prices and other observable market data. The Company also earns asset management fees for advisory and managed account services, which are based on the daily balances of client assets subject to the specific fee for service.

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

Cash and investments segregated and on deposit for federal or other regulatory purposes include securities purchased under agreements to resell (resale agreements) of $2.7 billion and $4.7 billion in 2007 and 2006, respectively, which are collateralized by U.S. Government and agency securities, and certificates of deposit. Resale agreements are collateralized investing transactions that are recorded at their contractual amounts plus accrued interest. The Company obtains control of collateral (U.S. Government and agency securities) with a market value equal to or in excess of the principal amount loaned and accrued interest under resale agreements. Collateral is valued daily by the Company, with additional collateral obtained when necessary. Certificates of deposit are recorded at market value. Amounts included in cash and investments segregated and on deposit for federal or other regulatory purposes represent actual balances on deposit, whereas cash and investments required to be segregated for federal or other regulatory purposes at December 31, 2007 and 2006, excluding $201 million of intercompany repurchase agreements and associated interest at December 31, 2006, were $10.2 billion and $11.1 billion, respectively. On January 3, 2008 and January 3, 2007, the Company deposited a net amount of $1.7 billion and $554 million, respectively, into its segregated reserve bank accounts.

Securities owned include securities available for sale, which are recorded at fair value based on quoted market prices and other observable market data. Securities available for sale include U.S. agency and non-agency collateralized mortgage obligations (CMOs), corporate debt securities, and long-term certificates of deposit. The Company evaluates the determination of other-than-temporary impairment on a quarterly basis. If the Company determines other-than-temporary impairment exists, the cost basis of the security is adjusted to the then-current fair value, with a corresponding loss recognized in current earnings. Unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders’ equity. Realized gains and losses from sales of securities available for sale are determined on a specific identification basis and are included in other revenue.

Securities owned also include Schwab Funds® money market funds, fixed income securities, equity and other securities, and equity and bond mutual funds recorded at estimated fair value based on quoted market prices. Unrealized gains and losses are included in trading revenue.

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

Receivables from brokerage clients include margin loans to clients and are stated net of allowance for doubtful accounts of $1 million at December 31, 2007 and $2 million at December 31, 2006. Cash receivables from brokerage clients that remain unsecured or partially secured for more than 30 days are fully reserved.

Loans to banking clients are stated net of allowance for credit losses of $7 million and $4 million at December 31, 2007 and 2006, respectively. The allowance is established through charges to income based on management’s evaluation of the existing portfolio. The adequacy of the allowance is reviewed regularly by management, taking

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

into consideration current economic conditions, the existing loan portfolio composition, past loss experience, and risks inherent in the portfolio, as more fully described below.

The Company performs a quarterly analysis to estimate the allowance for credit losses. This process utilizes loan-level statistical models that estimate prepayments, defaults, and lifetime contractual losses for our loan portfolios based on predicted behavior of individual loans within the portfolios. The models consider effects of borrower behavior and a variety of factors including, but not limited to, interest rate fluctuations, housing price movements, current economic conditions, estimated defaults and foreclosures, delinquencies, the loan portfolio composition (including concentrations of credit risk), past loss experience, estimates of loss severity, and credit scores. The more significant variables within the models are interest rates and housing prices. Predicted housing price scenarios are based on 20 years of historical prices at the metropolitan statistical area level. Interest rate projections are based on the current term structure of interest rates and historical volatilities to project various possible future interest rate paths. Other variables in the model, such as probability of default, are derived from historical data. This quarterly analysis results in a loss factor that is applied to the outstanding balances to determine the allowance for credit loss for each loan category.

Nonaccrual loans: Loans are placed on nonaccrual status upon becoming 90 days past due as to interest or principal (unless the loans are both well-secured and in the process of collection), or when the full timely collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement or when the loan is both well-secured and in the process of collection and collectibility is no longer doubtful.

Loans held for sale consist of fixed-rate and adjustable-rate residential real estate mortgage loans intended for sale. Loans held for sale are stated at lower of cost or market value. Market value is estimated using quoted market prices for securities backed by similar types of loans.

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

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. Goodwill is tested for impairment annually and whenever indications of impairment exist. In testing for a potential impairment of goodwill, management estimates the fair value of each of the Company’s reporting units (defined as the Company’s businesses for which financial information is available and reviewed regularly by management), and compares it to their carrying value. If the estimated fair value of a reporting unit is less than its carrying value, management is required to estimate the fair value of all assets and liabilities of the reporting unit, including goodwill. If the carrying value of the reporting unit’s goodwill is greater than the estimated fair value, an impairment charge is recognized for the excess. The Company has elected April 1 as its annual impairment testing date. At December 31, 2007 and December 31, 2006, the Company’s goodwill balance was $525 million and $419 million, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

The carrying amount of goodwill by reportable segment is presented in the following table:

December 31,	2007	2006
Schwab Investor Services	$416	$416
Schwab Corporate and Retirement Services	109	3

Total	$525	$419

The increase in goodwill in 2007 was primarily due to the acquisition of The 401(k) Company on March 31, 2007.

Intangible assets: The Company has certain intangible assets which are non-amortizing but are subject to impairment testing annually and whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The Company’s non-amortizing intangible asset balances were $14 million at both December 31, 2007 and 2006, and are included in other assets. These balances are comprised of the value of contracts to manage investments of mutual funds. The Company has amortizing intangible assets of $9 million at December 31, 2007, which consist primarily of purchased client accounts. These intangible assets have finite lives and are amortized over their estimated useful lives and subject to impairment testing whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. These amortizing intangible assets have a remaining weighted-average useful life of 14 years.

Derivative financial instruments are recorded on the balance sheet in other assets and other liabilities at fair value. As part of its consolidated asset and liability management process, the Company utilizes interest rate swap agreements (Swaps) to effectively convert the interest rate characteristics of a portion of its Medium-Term Notes from fixed to variable. These Swaps have been designated as fair value hedges and therefore, changes in fair value of the Swaps are offset by changes in the fair value of the hedged Medium-Term Notes.

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

Income taxes: The Company provides for income taxes on all transactions that have been recognized in the consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 109 – Accounting for Income Taxes (SFAS No. 109). Accordingly, deferred tax assets are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax assets and deferred tax liabilities, as well as other changes in income tax laws, are recorded in earnings in the period during which such changes are enacted. Beginning January 1, 2007, the Company records uncertain tax positions in accordance with Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. See note “13 – Taxes on Income,” for disclosures pursuant to FIN No. 48.

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

Stock-based compensation expense for 2007 and 2006 is based on awards expected to vest, and therefore has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and revised in subsequent periods if actual forfeitures differ from those estimates. For periods prior to 2006, the Company recognized forfeitures as they occurred. Upon adoption of SFAS No. 123R, the Company recorded an immaterial cumulative adjustment to estimate forfeitures for unvested stock awards outstanding at January 1, 2006. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position No. FAS 123R-3 for calculating the tax effects of stock-based compensation.

Employee Stock Purchase Plan: In May 2007, CSC’s stockholders approved the adoption of the Employee Stock Purchase Plan (ESPP). Eligible employees may purchase shares of CSC’s common stock using amounts withheld through payroll deductions subject to limitations. Payroll deductions are accumulated during six-month offering periods that start each year on February 1st and August 1st. The purchase price for each share of stock is 85% of the fair market value of the shares on the last trading day of the offering period. At December 31, 2007, the Company had 50 million shares reserved for future issuance under the ESPP. The Company recognized $2 million of compensation expense related to the ESPP in 2007.

Long-term incentive compensation: Eligible officers have received cash long-term incentive plan units under a long-term incentive plan (LTIP). These awards are restricted from transfer or sale and vest annually over a three- to four-year performance period. Each award provides for a one-time cash payment for an amount that varies based upon the Company’s cumulative earnings per share (EPS) over the respective performance period of each grant. The Company accrues the estimated total cost for each grant on a straight-line basis over each LTIP’s vesting period, with periodic cumulative adjustments to expense as estimates of the total grant cost are revised. The last performance period on existing grants under this incentive plan ends on December 31, 2008.

New accounting standards: SFAS No. 155 – Accounting for Certain Hybrid Financial Instruments was effective for all financial instruments acquired or issued after December 31, 2006. This statement allows financial instruments that contain an embedded derivative to be accounted for as a whole (i.e., eliminating the need to account for the embedded derivative separately) if an election is made to report the whole instrument on a fair value basis. The Company made no such election and therefore, the adoption of SFAS No. 155 did not impact the Company’s financial position, results of operations, EPS, or cash flows.

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

SFAS No. 157 – Fair Value Measurements is effective beginning January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The adoption of SFAS No. 157 will not have a material impact on the Company’s financial position, results of operations, EPS, or cash flows, but will expand the amount of disclosures in the Company’s consolidated financial statements.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities was issued in February 2007 and is effective beginning January 1, 2008. This statement permits entities to elect to measure eligible financial instruments, commitments, and certain other arrangements at fair value at specified election dates with changes in fair value recognized in earnings at each subsequent reporting period. The adoption of SFAS No. 159 will not have an impact on the Company’s financial position, results of operations, EPS, or cash flows.

SFAS No. 141R – Business Combinations was issued in December 2007 and is effective for all business acquisitions with an acquisition date on or after January 1, 2009. This statement generally requires an acquirer to recognize the assets acquired, the liabilities assumed, contingent purchase consideration, and any noncontrolling interest in the acquiree, at fair value on the date of acquisition. SFAS No. 141R also requires an acquirer to expense most transaction and restructuring costs as incurred, and not include such items in the cost of the acquired entity. The Company is currently evaluating the impact of the adoption of SFAS No. 141R on its financial position, results of operations, EPS, and cash flows.

SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements, was issued in December 2007 and is effective beginning January 1, 2009. This statement amends Accounting Research Bulletin No. 51 – Consolidated Financial Statements by establishing financial statement presentation and disclosure requirements for reporting noncontrolling ownership interests. SFAS No. 160 also establishes consistent accounting methods for changes in ownership interest and for the valuation of retained noncontrolling investments upon deconsolidation. The Company is currently evaluating the impact of the adoption of SFAS No. 160 on its financial position, results of operations, EPS, and cash flows.

Emerging Issues Task Force Issue (EITF) No. 06-02 – Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 – Accounting for Compensated Absences, was effective beginning January 1, 2007. This issue requires the recognition of compensation expense associated with a sabbatical leave or other similar benefit arrangement that does not vest over the requisite service period. The Company previously recorded compensation expense related to its sabbatical program in the period the sabbatical was taken by an employee. As a result of this change in accounting principle, the Company recorded a charge, net of estimated forfeitures, to retained earnings as of January 1, 2007 of $17 million after tax. This accounting change did not have a material impact on the Company’s results of operations, EPS, or cash flows.

FIN No. 48 – Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109, was effective beginning January 1, 2007. This interpretation provides new requirements for the recognition, measurement, and disclosure in the financial statements of a tax position taken or expected to be taken in a tax return when there is uncertainty about whether that tax position will ultimately be sustained. The adoption of FIN No. 48 resulted in a charge to retained earnings as of January 1, 2007 of $17 million. The adoption of FIN No. 48 did not have a material impact on the Company’s results of operations, EPS, or cash flows.

3.	Capital Restructuring

During 2007, CSC completed a capital restructuring that returned approximately $3.3 billion in capital to stockholders to create a more efficient and cost-effective capital structure. The capital restructuring included the following components:

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

•

In September 2007, CSC issued $250 million of 6.375% Senior Medium-Term Notes due in 2017. In October 2007, CSC issued $300 million of junior subordinated notes. See note “12 – Borrowings” for further discussion of the issuance of the junior subordinated notes.

4.	Business Acquisition

On March 31, 2007, the Company completed its acquisition of The 401(k) Company, which offers defined contribution plan services, for $115 million in cash. The acquisition enhances the Company’s ability to meet the needs of retirement plans of all sizes, as well as provides the opportunity to capture rollover accounts from retirement plans served by The 401(k) Company and cross-sell the Company’s other investment and banking services to plan participants. The Company’s consolidated financial statements include The 401(k) Company as a wholly-owned subsidiary of CSC from March 31, 2007. Pro-forma financial information for The 401(k) Company is not presented as it is not material to the Company’s consolidated financial statements.

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

5.	Securities Owned

A summary of securities owned is as follows:

December 31,	2007	2006
Securities available for sale	$7,526	$5,988
Schwab Funds® money market funds	413	182
Fixed income, equity, and other securities	175	163
Equity and bond mutual funds	87	53

Total securities owned (1)	$8,201	$6,386

(1)	Amounts include securities pledged of $6 million in 2007 and $5 million in 2006.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

The amortized cost, estimated fair value, and gross unrealized gains and losses on securities available for sale are as follows:

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities:
Non-agency	$3,503	$4	$33	$3,474
U.S. agencies	2,889	25	6	2,908

Total mortgage-backed securities	6,392	29	39	6,382
Corporate debt securities	804	1	21	784
U.S. agency notes	15	—	—	15
Certificates of deposit	345	—	—	345

Total	$7,556	$30	$60	$7,526

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities:
Non-agency	$3,115	$2	$19	$3,098
U.S. agencies	1,920	3	9	1,914

Total mortgage-backed securities	5,035	5	28	5,012
Corporate debt securities	677	—	—	677
U.S. agency notes	249	—	—	249
Certificates of deposit	50	—	—	50

Total	$6,011	$5	$28	$5,988

A summary of investments with unrealized losses, aggregated by category and period of continuous unrealized loss, at December 31, 2007, is as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
Non-agency	$1,382	$12	$1,263	$21	$2,645	$33
U.S. agencies	549	4	106	2	655	6

Total mortgaged-backed securities	1,931	16	1,369	23	3,300	39
Corporate debt securities	620	21	—	—	620	21

Total temporarily impaired securities	$2,551	$37	$1,369	$23	$3,920	$60

The Company evaluates the determination of other than temporary impairment on a quarterly basis. The determination of whether or not other-than-temporary impairment exists is a matter of judgment. The evaluation includes the assessment of several factors including: 1) whether the unrealized loss is solely due to changes in interest rates or changes in the credit standing of the issuer, 2) the length of time and the extent to which the fair value has been less than amortized cost, 3) the financial condition of the issuer, 4) the credit ratings of the issuer or security, 5) the collateral underlying the security, and 6) the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery. If the Company determines other-than-temporary impairment exists, the cost basis of the security is adjusted to the then-current fair value, with a corresponding loss recognized in current earnings. If future evaluations conclude that an impairment now considered to be temporary is other-than temporary, the Company would recognize a realized loss through earnings at that time.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Securities available for sale with unrealized losses of $60 million as of December 31, 2007 included U.S. agency and non-agency CMOs and corporate debt securities. U.S. agency CMOs do not have explicit credit ratings, however management considers these to be rated “AAA” (defined as a rating equivalent to a Moody’s rating of “Aaa” or a Standard and Poor’s rating of “AAA”) based on the guarantee of principal and interest by the U.S. agencies. The unrealized losses on U.S. agency CMOs were attributable to changes in interest rates. For non-agency CMOs, the Company reviewed the credit default experience of the underlying collateral as well as the extent of the unrealized losses to determine whether an other-than-temporary impairment existed. At December 31, 2007, the non-agency CMO’s were rated “AAA”. For corporate debt securities, the Company reviewed the issuer’s financial condition and the extent and duration of the unrealized losses to determine whether an other-than-temporary impairment existed. At December 31, 2007, the corporate debt securities were not rated lower than investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard and Poor’s rating of “BBB” or higher). Based on the Company’s evaluation and the Company’s ability and intent to hold such securities for a period of time sufficient to allow for anticipated recovery, the Company determined the unrealized losses were temporary as of December 31, 2007.

As of December 31, 2007, the number of investment positions with unrealized losses totaled 202.

The maturities of securities available for sale at December 31, 2007 are as follows:

December 31, 2007	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Mortgage-backed securities (1):
Non-agency	—	—	—	$3,474	$3,474
U.S. agencies	—	—	$166	2,742	2,908

Total mortgage-backed securities	—	—	166	6,216	6,382

Corporate debt securities	$96	$688	—	—	784
U.S. agency notes	—	15	—	—	15
Certificates of deposit	270	75	—	—	345

Estimated fair value	$366	$778	$166	$6,216	$7,526
Total amortized cost	$371	$793	$166	$6,226	$7,556

Net unrealized losses	$5	$15	$—	$10	$30

(1)

CMOs have been allocated over maturity groupings based on contractual maturities. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

There were no gross proceeds or gross realized gains or losses related to sales of securities available for sale in 2007. Gross proceeds related to sales of securities available for sale were $81 million and $16 million in 2006 and 2005, respectively. Gross realized gains on sales of securities available for sale were not material in 2006 and 2005. There were no gross realized losses in 2006 and 2005. Realized gains and losses of securities available for sale are included in other revenue on the Company’s consolidated income statements.

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

Securities sold, but not yet purchased of $6 million at December 31, 2007 and $20 million at December 31, 2006, consisted primarily of mutual fund shares that are distributed to clients to satisfy their dividend reinvestment requests. These securities are recorded at market value in accrued expenses and other liabilities.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

6.	Receivables from Brokerage Clients

Receivables from brokerage clients, which are stated net of allowance for doubtful accounts, consist primarily of margin loans to brokerage clients of $11.6 billion and $10.4 billion at December 31, 2007 and 2006, respectively. Securities owned by brokerage clients are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. There were no significant charge-offs related to margin loans during 2007, 2006, and 2005. The weighted-average interest rate charged on margin loan balances was 8.00% and 8.17% at December 31, 2007 and 2006, respectively.

7.	Loans to Banking Clients and Related Allowance for Credit Losses

An analysis of the composition of the loan portfolio is as follows:

December 31,	2007	2006
Residential real estate mortgages	$2,101	$1,127
Home equity lines of credit	1,234	1,192
Secured personal loans	102	9
Other	13	10

Total loans to banking clients	3,450	2,338
Less: allowance for credit losses	(7)	(4)

Loans to banking clients – net	$3,443	$2,334

Included in the loan portfolio are non-accrual loans totaling $4 million and $1 million at December 31, 2007 and 2006, respectively. Non-accrual loans represent all of the Company’s nonperforming assets at both December 31, 2007 and 2006. The Company did not have any impaired loans during 2007 and 2006. There were no loans accruing interest that were contractually 90 days or more past due at both December 31, 2007 and 2006. For 2007 and 2006, the amount of interest revenue which would have been earned on non-accrual loans versus interest revenue recognized on these loans was not material to the Company’s results of operations.

The secured personal loan product allows clients to use eligible assets in a designated brokerage account at Schwab as collateral for a secured loan.

Changes in the allowance for credit losses were as follows:

December 31,	2007	2006	2005
Balance at beginning of year	$4	$3	$2
Charge-offs	—	—	—
Recoveries	—	—	—
Provision for credit loss	3	1	1

Balance at end of year	$7	$4	$3

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

8.	Equipment, Office Facilities, and Property

Equipment, office facilities, and property are detailed below:

December 31,	2007	2006
Software	$781	$684
Buildings	383	382
Information technology equipment	369	366
Leasehold improvements	257	245
Furniture and equipment	122	117
Telecommunications equipment	98	96
Land	52	52
Software development and construction in progress	6	2

Subtotal	2,068	1,944
Accumulated depreciation and amortization	(1,451)	(1,342)

Total equipment, office facilities, and property - net	$617	$602

9.	Deposits from Banking Clients

Deposits from banking clients consist of money market and other savings deposits, certificates of deposit, and noninterest-bearing deposits. Interest-bearing deposits were $13.8 billion and $11.0 billion at December 31, 2007 and 2006, respectively. Noninterest-bearing deposits were not material at both December 31, 2007 and 2006. Demand deposit overdrafts included as other loans within loans to banking clients were not material for both December 31, 2007 and 2006.

10.	Payables to Brokers, Dealers, and Clearing Organizations

Payables to brokers, dealers, and clearing organizations consist primarily of securities loaned of $1.7 billion and $1.4 billion at December 31, 2007 and 2006, respectively. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned.

11.	Payables to Brokerage Clients

The principal source of funding for Schwab’s margin lending is cash balances in brokerage client accounts. At December 31, 2007, Schwab was paying interest at 1.6% on $15.0 billion of cash balances in brokerage client accounts, which were included in payables to brokerage clients. At December 31, 2006, Schwab was paying interest at 2.5% on $15.8 billion of such cash balances.

12.	Borrowings

CSC may borrow up to $800 million under a committed, unsecured credit facility with a group of eighteen banks which is scheduled to expire in June 2008. This facility replaced a facility that expired in June 2007. The funds under this facility are available for general corporate purposes and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of stockholders’ equity, Schwab to maintain a minimum net capital ratio, as defined, and Schwab Bank to be well capitalized, as defined. These facilities were unused at December 31, 2007 and 2006.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of eight banks totaling $861 million at December 31, 2007. CSC has access to $811 million of these credit lines. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. There were no borrowings outstanding under these lines at December 31, 2007 and 2006.

To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured letter of credit agreements with twelve banks in favor of the OCC aggregating $1.1 billion at December 31, 2007. Schwab pays a fee to maintain these arrangements. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging letters of credit (LOCs), in favor of these brokerage clients, which are issued by multiple banks. Schwab also pays a fee to maintain these arrangements. At December 31, 2007, the aggregate face amount of these outstanding LOCs totaled $195 million. No funds were drawn under these LOCs at December 31, 2007 and 2006.

Long-term debt net of unamortized debt discounts, where applicable, consists of the following:

December 31,	2007	2006
Senior Medium-Term Notes, Series A	$473	$262
Junior Subordinated Notes	299	—
Lease financing liability	121	126
Fair value adjustment (1)	6	—

Total long-term debt	$899	$388

(1)	Represents the fair value adjustment related to hedged Medium-Term Notes.

In October 2007, CSC and Schwab Capital Trust I, a statutory trust formed under the laws of the State of Delaware (Trust), closed a public offering of $300 million of the Trust’s fixed to floating rate trust preferred securities. The proceeds from the sale of the trust preferred securities were invested by the Trust in fixed to floating rate junior subordinated notes issued by CSC (Subordinated Debt). The Subordinated Debt has a fixed interest rate of 7.50% until November 15, 2017 and a floating rate thereafter. The Subordinated Debt may be redeemed at a redemption price of principal plus accrued but unpaid interest on November 15, 2017, on or after November 15, 2037, or following the occurrence of certain events, and at a make-whole redemption price at any other time. CSC has contractually agreed, pursuant to a replacement capital covenant, for the benefit of certain holders of the Company’s long-term indebtedness ranking senior to the Subordinated Debt, not to redeem, repay or purchase the Subordinated Debt or the trust preferred securities prior to November 15, 2047 unless it has received proceeds of the issuance of certain replacement capital securities, among other conditions. At December 31, 2007, the Company’s 6.375% Senior Medium-Term Notes due 2017 is the series of long-term indebtedness whose holders are entitled to the benefits of the replacement capital covenant.

The aggregate principal amount of Senior Medium-Term Notes, Series A (Medium-Term Notes) outstanding at December 31, 2007 had maturities ranging from 2008 to 2017. The aggregate principal amount of Medium-Term Notes outstanding at December 31, 2007 and 2006 had fixed interest rates ranging from 6.38% to 8.05% and 6.52% to 8.05%, respectively. At December 31, 2007 and 2006, the Medium-Term Notes carried a weighted-average interest rate of 7.11% and 7.77%, respectively.

Upon adoption of FIN No. 46 in the first quarter of 2003, the Company consolidated a trust and recorded a note payable of $235 million. This trust was formed in 2000 to finance the acquisition and renovation of an office building and land. In 2004, the Company exercised its option to purchase this property from the trust and repaid $99 million of the note payable. Simultaneously, the Company completed a transaction on this property with American Financial Realty Trust, a publicly-traded real estate investment trust, resulting in proceeds of $136 million, which was used to repay the remainder of the note payable, and a 20-year lease. This transaction

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

was accounted for as a financing lease. The remaining lease financing liability of $121 million at December 31, 2007 is being reduced by a portion of the lease payments over the 20-year term.

Annual maturities on long-term debt outstanding at December 31, 2007 are as follows:

2008	$20
2009	13
2010	205
2011	6
2012	6
Thereafter	644

Total maturities	894
Fair value adjustment	6
Unamortized discount	(1)

Total long-term debt	$899

13.	Taxes on Income

Income tax expense on income from continuing operations is as follows:

	2007	2006	2005
Current:
Federal	$441	$505	$337
State	117	111	60

Total current	558	616	397

Deferred:
Federal	144	(25)	(3)
State	31	(6)	(1)

Total deferred	175	(31)	(4)

Taxes on income	$733	$585	$393

The excess tax benefits from the exercise of stock options and the vesting of restricted stock awards, which for accounting purposes are recorded in additional paid-in capital, were $108 million, $64 million, and $30 million in 2007, 2006, and 2005, respectively.

The net income tax expense from discontinued operations was $691 million in 2007 and includes $763 million of income tax expense related to income from discontinued operations and the gain on sale of U.S. Trust and a $72 million income tax benefit related to the excess of the tax basis of U.S. Trust stock over book basis. The net income tax benefit from discontinued operations was $134 million in 2006 and includes a $205 million income tax benefit related to the excess of the tax basis of U.S. Trust stock over the book basis. The income tax expense related to income from discontinued operations was $71 million in 2005.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

The temporary differences that created deferred tax assets and liabilities are detailed below:

December 31,	2007	2006
Deferred tax assets:
Employee compensation, severance and benefits	$163	$127
Facilities lease commitments	89	105
State and local taxes	39	2
Reserves and allowances	27	25
Net unrealized loss on securities available for sale	12	9
Deferred income	7	9
Excess tax basis of investment in subsidiary	—	205
Other	3	12

Total deferred tax assets	340	494

Deferred tax liabilities:
Capitalized internal-use software development costs	(53)	(45)
Depreciation and amortization	(15)	(30)
Deferred loan costs	(14)	(13)
Other	(4)	—

Total deferred tax liabilities	(86)	(88)

Net deferred tax asset	$254	$406

The Company determined that no valuation allowance against deferred tax assets at December 31, 2007 and 2006 was necessary.

The effective income tax rate on income from continuing operations differs from the amount computed by applying the federal statutory income tax rate as follows:

	2007	2006	2005
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	5.3	4.6	3.4
Other	(.7)	—	(.1)

Effective income tax rate	39.6%	39.6%	38.3%

The effective income tax rate including discontinued operations was 37.2% in 2007, 26.9% in 2006, and 39.0% in 2005. In 2007 and 2006, the difference between the effective income tax rate on income from continuing operations and the effective income tax rate including discontinued operations was primarily due to the $72 million and $205 million income tax benefits, respectively, discussed above.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

On January 1, 2007, the Company adopted FIN No. 48. Upon the adoption of FIN No. 48, the Company recorded a charge to retained earnings of $17 million related to various federal and state income tax matters, including estimated interest. Of this charge, $14 million related to discontinued operations. The balance of the Company’s unrecognized tax benefits at December 31 and January 1, 2007 is approximately $7 million and $20 million, respectively. The January 1, 2007 balance includes $15 million, related to discontinued operations. The Company’s unrecognized tax benefits, which are included in accrued expenses and other liabilities on the Company’s consolidated balance sheets, represent the difference between positions taken on tax return filings and the requirements under FIN No. 48 to consider potential tax settlement outcomes. Resolving these uncertain tax matters in the Company’s favor would reduce income tax expense from continuing operations by $7 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefit
Balance at January 1, 2007	$20
Additions based on tax provisions related to the current year	—
Additions for tax positions of prior years	3
Reductions for tax positions of prior years (1)	(16)
Settlements	—

Balance at December 31, 2007	$7

(1)	Amount relates to the sale of U.S. Trust.

The Company recognizes interest and penalties related to unrecognized tax benefits in taxes on income. Interest charges for the year ended December 31, 2007 was $1 million. At December 31, 2007, the Company had a liability for estimated interest on the unrecognized tax benefits of $3 million.

CSC and its subsidiaries file income tax returns in the federal jurisdiction, as well as most state and applicable local jurisdictions and are subject to routine examinations by the respective taxing authorities. Based upon the expected completion of audits within the next 12 months, management does not expect a change in the unrecognized tax benefits to be material to the financial statements. Federal returns have been audited through 2004. Those audits are complete subject to the resolution of a 1989 tax matter in which a decision has been rendered by the 9th Circuit Court of Appeals and is expected to be final in 2008. Until final resolution of this matter, the statutes of limitation for all federal and state income tax returns for the years 1989 through 2004 remain open.

14.	Employee Incentive, Deferred Compensation, and Retirement Plans

A summary of the Company’s stock-based compensation expense and related income tax benefit is as follows:

	2007	2006	2005
Stock option expense	$18	$16	$2
Restricted stock expense	38	23	15
Employee stock purchase plan expense	2	—	—

Total stock-based compensation expense (1,2)	$58	$39	$17

Income tax benefit on stock-based compensation expense	$(23)	$(15)	$(7)

(1)	Effective January 1, 2006, stock-based compensation expense is computed net of expected forfeitures.

(2)	Total stock-based compensation expense including discontinued operations was $80 million, $52 million, and $23 million in 2007, 2006, and 2005, respectively.

The Company issues shares for stock options and restricted stock awards from treasury stock. At December 31, 2007, the Company was authorized to grant up to 38 million common shares under its existing stock incentive plans.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

As of December 31, 2007, there was $132 million of total unrecognized compensation cost, net of forfeitures, related to outstanding stock option and restricted stock awards, which is expected to be recognized through 2011 with a remaining weighted-average period of 3.0 years.

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

The Company’s stock option activity (including options held by employees of discontinued operations) is summarized below:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	89	$16.22
Adjustment to options related to capital restructuring	3	$16.36
Granted	10	$22.81
Exercised	(32)	$13.15
Forfeited	(3)	$16.01
Expired	(4)	$26.69

Outstanding at December 31, 2007	63	$17.30	3.81	$551

Vested and expected to vest at December 31, 2007	61	$17.14	3.70	$540
Vested and exercisable at December 31, 2007	50	$16.31	3.14	$496

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

The weighted-average fair value of options granted during each of the years 2007, 2006, and 2005 was $7.06, $5.43, and $2.56 per share, respectively. Cash received from options exercised for each of the years 2007, 2006, and 2005 was $414 million, $252 million, and $115 million, respectively. The total tax benefits recognized from the exercise of employee stock options during each of the years 2007, 2006, and 2005 was $97 million, $57 million, and $30 million, respectively. The total intrinsic value of options exercised during each of the years 2007, 2006, and 2005 was $244 million, $149 million, and $80 million, respectively.

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

	2007	2006	2005
Weighted-average expected dividend yield	.46%	.46%	.48%
Weighted-average expected volatility	35%	29%	28%
Weighted-average risk-free interest rate	4.2%	4.7%	4.1%
Expected life (in years)	2.8 – 7.2	2.5 – 5.8	1.0 – 4.0

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

2005
Expense for stock-based compensation (after tax) (1):
As reported	$14
Pro forma (2)	$58

Net income:
As reported	$725
Pro forma	$681

Basic EPS:
As reported	$.56
Pro forma	$.53

Diluted EPS:
As reported	$.55
Pro forma	$.52

(1)	Includes discontinued operations.

(2)	Includes pro forma compensation expense related to stock options granted during 2005 and prior periods.

Restricted Stock Plans

The Company’s stock incentive plans provide for granting restricted stock awards to employees and officers. Restricted stock awards are restricted from transfer or sale and generally vest annually over a four-year period, but some vest based upon the Company or one of its subsidiaries achieving certain financial or other measures. The fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant and is generally amortized to restricted stock expense on a straight-line basis over the requisite service period. The total fair value of the restricted stock awards (including awards held by employees of discontinued operations) that vested during each of the years 2007, 2006, and 2005 was $96 million, $55 million, and $33 million, respectively.

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

The Company’s restricted stock awards activity (including awards held by employees of discontinued operations) is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2006	9	$15.06
Granted	3	$20.98
Vested	(5)	$14.10
Forfeited	(2)	$16.25

Outstanding at December 31, 2007	5	$18.29

Employee Stock Purchase Plan

In May 2007, CSC’s stockholders approved the adoption of the ESPP. Eligible employees may purchase shares of CSC’s common stock using amounts withheld through payroll deductions subject to limitations. Payroll deductions are accumulated during six month offering periods that start each year on February 1st and August 1st. The purchase price for each share of stock is 85% of the fair market value of the shares on the last trading day of the offering period. At December 31, 2007, the Company had 50 million shares reserved for future issuance under the ESPP.

Long-term Incentive Plans

Eligible officers have received LTIP units under the Company’s long-term incentive program. These awards are restricted from transfer or sale and generally vest annually over a three- to four-year performance period. The cash payout of the LTIP units, which may range from $0 to $4 per unit, will be made following the end of the performance period based upon the Company achieving certain cumulative EPS levels. The last performance period on existing grants under this incentive program ends on December 31, 2008.

LTIP unit information (including units held by employees of discontinued operations) is as follows:

	2007	2006	2005
LTIP units granted during the year	—	—	44
LTIP units outstanding at year end	72	117	124
LTIP unit compensation expense	$88	$78	$37
LTIP liability at year end	$190	$140	$61

Other Deferred Compensation Plans

The Company sponsors deferred compensation plans for eligible officers and non-employee directors. The Company’s deferred compensation plan for officers permits participants to defer the payment of certain cash compensation. The deferred compensation liability was $155 million and $145 million at December 31, 2007 and 2006, respectively. The Company’s deferred compensation plan for non-employee directors permits participants to defer receipt of all or a portion of their directors’ fees and to receive either a grant of stock options, or upon ceasing to serve as a director, the number of shares of CSC’s common stock that would have resulted from investing the deferred fee amount into CSC’s common stock.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Retirement Plan

Eligible employees of the Company who have met certain service requirements may participate in the Company’s qualified retirement plan, the SchwabPlan® Retirement Savings and Investment Plan. The Company may match certain employee contributions or make additional contributions to this plan at its discretion. Total company contribution expense was $52 million in 2007, $47 million in 2006, and $41 million in 2005.

15.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income (loss) are as follows:

	2007			2006			2005
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Foreign currency translation adjustment	—	—	—	$1	—	$1	$(1)	—	$(1)

Securities available for sale:
Net unrealized gain (loss) arising during the year	$(29)	$12	$(17)	9	$(2)	7	(64)	$25	(39)
Reclassification adjustment for realized loss included in net income (1)	59	(25)	34	—	—	—	—	—	—

Net unrealized gain (loss) on securities available for sale	30	(13)	17	9	(2)	7	(64)	25	(39)

Hedging instruments:
Net unrealized gain arising during the year	1	—	1	4	(2)	2	20	(8)	12
Reclassification adjustment for realized gain included in net income (1)	(7)	3	(4)	(13)	5	(8)	—	—	—

Net unrealized gain (loss) on cash flow hedging instruments	(6)	3	(3)	(9)	3	(6)	20	(8)	12

Minimum pension liability adjustment (1)	9	(4)	5	—	—	—	—	—	—

Other comprehensive income (loss)	$33	$(14)	$19	$1	$1	$2	$(45)	$17	$(28)

(1)	Reclassification adjustment in 2007 is related to the sale of U.S. Trust.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Accumulated other comprehensive loss balances were:

	Foreign currency translation adjustment	Net unrealized gain (loss) on securities available for sale	Net unrealized gain (loss) on cash flow hedging instruments	Minimum pension liability adjustment	Total accumulated other comprehensive loss
Balance, December 31, 2004	$1	$(3)	$(3)	—	$(5)
Net change	(1)	(39)	12	—	(28)

Balance, December 31, 2005	—	(42)	9	—	(33)
Net change	1	7	(6)	—	2
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	$(5)	(5)

Balance, December 31, 2006	1	(35)	3	(5)	(36)
Net change	—	17	(3)	5	19

Balance, December 31, 2007	$1	$(18)	—	—	$(17)

16.	Earnings Per Share

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

	2007	2006	2005
Net income	$2,407	$1,227	$725

Weighted-average common shares outstanding — basic	1,208	1,270	1,295
Common stock equivalent shares related to stock incentive plans	14	16	13

Weighted-average common shares outstanding — diluted (1)	1,222	1,286	1,308

Basic EPS:
Income from continuing operations	$.93	$.70	$.49
Income from discontinued operations, net of tax	$1.06	$.27	$.07
Net income	$1.99	$.97	$.56

Diluted EPS:
Income from continuing operations	$.92	$.69	$.48
Income from discontinued operations, net of tax	$1.05	$.26	$.07
Net income	$1.97	$.95	$.55

(1)

Total antidilutive stock options and restricted stock awards excluded from the calculation of diluted earnings per share were 39 million, 35 million, and 71 million shares for the years ended December 31, 2007, 2006, and 2005, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

17.	Restructuring Charges and Reserves

In 2005, the Company recorded pre-tax restructuring charges of $16 million, primarily comprised of severance costs and facilities reduction charges related to its past restructuring initiatives and included in other expenses excluding interest on the Company’s consolidated statements of income. These past restructuring initiatives were completed in the first half of 2005.

A summary of the activity in the restructuring reserve related to the Company’s past restructuring initiatives is as follows:

	Workforce Reduction	Facilities Reduction	Total
Balance at December 31, 2004	$45	$184	$229
Restructuring charges	23	(7)	16
Cash payments – net	(60)	(67)	(127)
Non-cash charges (1)	(3)	(2)	(5)
Other (2)	—	19	19

Balance at December 31, 2005	5	127	132
Cash payments – net	(5)	(35)	(40)
Other (2)	—	5	5

Balance at December 31, 2006	—	97	97
Restructuring credit (3)	—	(4)	(4)
Cash payments – net	—	(30)	(30)
Other (2)	—	3	3

Balance at December 31, 2007 (4)	$—	$66	$66

(1)	Primarily includes charges for officers’ stock-based compensation and write-downs of fixed assets.

(2)

Includes the reclassification of deferred rent amounts in 2005 and the accretion of facilities restructuring reserves in 2007, 2006 and 2005, which are initially recorded at net present value. Accretion expense is recorded in occupancy and equipment expense on the Company’s consolidated statements of income.

(3)	Represents change in sublease assumptions.

(4)	The Company expects to substantially utilize the remaining facilities restructuring reserve through cash payments for the net lease expense over the respective lease terms through 2017.

In addition to these restructuring reserves, see note “24 – Discontinued Operations” for a discussion of the Company’s restructuring reserves related to discontinued operations. All restructuring reserve liabilities are included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

The actual costs of the remaining restructuring reserves related to these restructuring initiatives could differ from the estimated costs, depending primarily on the Company’s ability to sublease properties.

18.	Regulatory Requirements

On November 15, 2007, Schwab Bank converted its charter from a national association to a federal savings bank. As a result of this conversion, CSC became a savings and loan holding company. As a federal savings bank and savings and loan holding company, respectively, Schwab Bank and CSC are both subject to supervision and regulation by the Office of Thrift Supervision (OTS). Prior to the conversion, CSC was a financial holding company, which is a type of bank holding company subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, and Schwab Bank was a national association subject to supervision and regulation by the Office of the Comptroller of the Currency.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

As CSC’s depository institution subsidiary, Schwab Bank is subject to regulation and supervision and to various requirements and restrictions under federal and state laws, including regulatory capital guidelines. Among other things, these requirements govern transactions with CSC and its non-depository institution subsidiaries, including loans and other extensions of credit, investments or asset purchases, dividends and investments. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the Federal Deposit Insurance Act, Schwab Bank could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories.

As a savings and loan holding company, CSC is no longer subject to specific statutory capital requirements. CSC is required to maintain capital that is sufficient to support the holding company and its subsidiaries’ business activities, and the risks inherent in those activities. Schwab Bank is required to maintain a capital level that at least equals minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank. At December 31, 2007, CSC and Schwab Bank met all the above requirements.

The regulatory capital and ratios for Schwab Bank are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$861	12.9%	$268	4.0%	$402	6.0%
Total Capital	$869	13.0%	$535	8.0%	$669	10.0%
Leverage	$861	5.8%	$591	4.0%	$739	5.0%
Tangible Equity	$861	5.8%	$222	1.5%	N/A

N/A Not applicable.

The regulatory capital and ratios pursuant to the Bank Holding Company Act of 1956, as amended, and Office of the Comptroller of the Currency were as follows:

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

Based on its regulatory capital ratios at December 31, 2007 and 2006, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events that management believes have changed Schwab Bank’s well-capitalized status.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Schwab Bank is required, under federal regulations, to maintain reserve balances at the Federal Reserve Bank based on deposit levels. These amounts are included in cash and investments segregated and on deposit for federal or other regulatory purposes. The average balances were $69 million in 2007 and $63 million in 2006.

Schwab is subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule). Schwab computes net capital under the alternative method permitted by the Uniform Net Capital Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. At December 31, 2007, 2% of aggregate debits was $251 million, which exceeded the minimum dollar requirement for Schwab of $250,000. At December 31, 2007, Schwab’s net capital was $1.2 billion (10% of aggregate debit balances), which was $990 million in excess of its minimum required net capital and $613 million in excess of 5% of aggregate debit balances. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

Schwab had portions of its cash and investments segregated for the exclusive benefit of clients at December 31, 2007, in accordance with applicable regulations.

19.	Commitments and Contingent Liabilities

Operating leases and other commitments: The Company has noncancelable operating leases for office space and equipment. Future minimum rental commitments under these leases, net of committed subleases, at December 31, 2007 are as follows:

	Operating Leases (1)	Subleases (1)	Net
2008	$154	$(43)	$111
2009	147	(40)	107
2010	128	(35)	93
2011	96	(28)	68
2012	68	(24)	44
Thereafter	211	(104)	107

Total	$804	$(274)	$530

(1)	Amounts include facilities under the Company’s past restructuring initiatives.

Certain leases contain provisions for renewal options, purchase options, and rent escalations based on increases in certain costs incurred by the lessor. Rent expense was $180 million in 2007, $166 million in 2006, and $164 million in 2005.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Purchase Obligations: The Company has purchase obligations for services such as advertising and marketing, telecommunications, professional services, and hardware- and software-related agreements. At December 31, 2007, the Company has purchase obligations as follows:

2008	$316
2009	96
2010	58
2011	8
2012	1
Thereafter	—

Total	$479

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

Separately, the Company has guaranteed certain payments in the event of a termination of certain mutual fund sub-advisor agreements, related to the adoption of AXA Rosenberg LLC’s U.S. family of mutual funds, known as the Laudus Funds®. Additionally, the Company has provided indemnifications related to facility leases and technology services to a counterparty in connection with the disposition of certain of its assets. At December 31, 2007, the Company’s maximum potential future liability under these agreements was approximately $140 million. Further, as discussed below under “Legal contingencies,” the Company provided an indemnification to UBS Securities LLC and UBS Americas Inc. (collectively referred to as UBS) for expenses associated with certain litigation. At December 31, 2007, the Company has a recorded liability of approximately $30 million reflecting the estimated fair value of these guarantees and indemnifications. The fair value of these guarantees and indemnifications is not necessarily indicative of amounts that would be paid in the event a payment was required.

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company satisfies the margin requirements by arranging LOCs, in favor of the clearing houses, which are issued by multiple banks. At December 31, 2007, the aggregate face amount of these outstanding LOCs totaled $1.1 billion. Schwab pays a fee to maintain these arrangements. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. Schwab also pays a fee to maintain these arrangements. At December 31, 2007, the aggregate face amount of these outstanding LOCs totaled $195 million. No funds were drawn under these LOCs at December 31, 2007.

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

SoundView Litigation: As part of the sale of Schwab Capital Markets L.P. and all of the outstanding capital stock of SoundView Technology Group, Inc. (SoundView) to UBS, the Company agreed to indemnify UBS for certain litigation, including the claims described below.

SoundView and certain of its subsidiaries are among the numerous financial institutions named as defendants in multiple purported securities class actions filed in the United States District Court for the Southern District of New York (the IPO Allocation Litigation) between June and December 2001. The IPO Allocation Litigation was brought on behalf of persons who either directly or in the aftermarket purchased IPO securities between March 1997 and December 2000. The plaintiffs allege that SoundView entities and the other underwriters named as defendants required customers receiving allocations of IPO shares to pay excessive and undisclosed commissions on unrelated trades and to purchase shares in the aftermarket at prices higher than the IPO price, in violation of the federal securities laws. SoundView entities have been named in 31 of the actions, each involving a different company’s IPO, and had underwriting commitments in approximately 90 other IPOs that are the subject of lawsuits. SoundView entities have not been named as defendants in these cases, although the lead underwriters in those IPOs have asserted that depending on the outcome of the cases, SoundView entities may have indemnification or contribution obligations based on underwriting commitments in the IPOs. The parties, with the assent of the District Court, selected 17 cases as focus cases for the purpose of case-specific discovery, and in October 2004, the District Court allowed 6 of the focus cases to proceed as class actions. Defendants appealed that decision to the United States Court of Appeals for the Second Circuit, which issued an order on December 5, 2006 reversing the District Court’s decision to allow the 6 focus cases to proceed as class actions. On April 6, 2007, the Court of Appeals denied the plaintiffs’ request for rehearing. In August and September 2007, plaintiffs filed amended class action complaints and renewed motions for class certification, which again seek approval for the cases to proceed as class actions. The Company will continue to vigorously contest these claims on behalf of SoundView pursuant to the indemnity with UBS.

20.	Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk, or Market Risk

Securities lending: Through Schwab, the Company loans client securities temporarily to other brokers in connection with its securities lending activities. The Company receives cash as collateral for the securities loaned.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Increases in security prices may cause the market value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company mitigates this risk by requiring credit approvals for counterparties, by monitoring the market value of securities loaned, and by requiring additional cash as collateral when necessary. The market value of Schwab’s client securities pledged in securities lending transactions to other broker-dealers was $1.6 billion and $1.3 billion at December 31, 2007 and 2006, respectively. Additionally, Schwab borrows securities from other broker-dealers to fulfill short sales of its clients. The market value of these borrowed securities was $320 million and $401 million at December 31, 2007 and 2006, respectively.

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

Margin lending: Schwab provides margin loans to its clients which are collateralized by securities in their brokerage accounts. Schwab may be liable for the margin requirement of its client margin securities transactions. As clients write options or sell securities short, the Company may incur losses if the clients do not fulfill their obligations and the collateral in client accounts is not sufficient to fully cover losses which clients may incur from these strategies. To mitigate this risk, the Company monitors required margin levels and clients are required to deposit additional collateral, or reduce positions, when necessary. Clients with margin loans have agreed to allow Schwab to pledge collateralized securities in their brokerage accounts in accordance with federal regulations. Schwab was allowed, under such regulations, to pledge securities with a market value of $16.7 billion and $14.8 billion at December 31, 2007 and 2006, respectively. The market value of Schwab’s client securities pledged to fulfill the short sales of its clients was $1.3 billion and $1.4 billion at December 31, 2007 and 2006, respectively. The market value of Schwab’s client securities pledged to fulfill Schwab’s proprietary short sales was $38 million and $33 million at December 31, 2007 and 2006, respectively. Schwab has also pledged a portion of its securities owned in order to fulfill the short sales of clients and in connection with securities lending transactions to other broker-dealers. The market value of these pledged securities was $6 million and $5 million at December 31, 2007 and 2006, respectively. The Company may also pledge client securities to fulfill client margin requirements for open option contracts established with the OCC. The market value of these pledged securities to the OCC was $215 million and $151 million at December 31, 2007 and 2006, respectively.

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

Resale and repurchase agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty to the transaction does not purchase the securities held as collateral for the cash advanced and the market value of these securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a market value in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. At December 31, 2007 and 2006, the market value of collateral received in connection with resale agreements that are available to be repledged or sold was $2.8 billion and $4.8 billion, respectively. For Schwab to repledge or sell this collateral, it would be required to deposit into its segregated reserve bank accounts cash and/or securities of an equal amount in order to meet its segregated cash and investment requirement.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Concentration risk: The Company is subject to concentration risk when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry. The Company’s investments in mortgage-backed securities including CMOs totaled $6.4 billion and $5.0 billion at December 31, 2007 and 2006, respectively. Of these, $2.9 billion and $1.9 billion were U.S. agency securities at December 31, 2007 and 2006, respectively. The mortgage-backed securities portfolio also includes $768 million and $916 million of CMOs at December 31, 2007 and 2006, respectively, in which the underlying loans are considered “Alt-A” (defined as loans with reduced documentation at origination). The Company’s investments in corporate debt securities totaled $784 million and $677 million at December 31, 2007 and 2006, respectively, with the majority issued by institutions in the financial services industry. The Company’s balance of loans to banking clients, net, totaled $3.4 billion and $2.3 billion at December 31, 2007 and 2006, respectively. At December 31, 2007, approximately 80% of the First Mortgage portfolio consisted of loans with interest-only payment terms. At December 31, 2007, the interest rates on approximately 80% of these interest-only loans are not scheduled to reset for 3 or more years. At both December 31, 2007 and 2006, 31% of residential real estate mortgages and 45% of the home equity lines of credit balances were secured by properties which are located in California. The Company is also subject to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry.

The Company is subject to indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. U.S. Government and agency securities held as collateral for resale agreements at December 31, 2007 and 2006 totaled $2.8 billion and $4.8 billion, respectively.

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

Credit-related financial instruments represent firm commitments to extend credit (firm commitments). Firm commitments are legally binding agreements to lend to a client that generally have fixed expiration dates or other termination clauses, may require payment of a fee and are not secured by collateral until funds are advanced. Collateral held includes marketable securities, real estate mortgages or other assets. The majority of Schwab Bank’s firm commitments are related to mortgage lending to banking clients. Firm commitments totaled $3.3 billion and $2.7 billion at December 31, 2007 and 2006, respectively.

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

December 31,	2007	2006
Notional principal amount	$215	$253
Weighted-average variable interest rate	7.77%	7.91%
Weighted-average fixed interest rate	7.94%	7.78%
Weighted-average maturity (in years)	2.0	2.7

These Swaps have been designated as fair value hedges under SFAS No. 133, and are recorded on the Company’s consolidated balance sheet. Changes in fair value of the Swaps are offset by changes in fair value of the hedged Medium-Term Notes. Therefore, there is no effect on net income. At December 31, 2007 and 2006, CSC recorded a derivative asset of $6 million and approximately $500,000, respectively, for these Swaps. Concurrently, the carrying value of the Medium-Term Notes was increased by $6 million and approximately $500,000 at December 31, 2007 and 2006, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Forward sale and interest rate lock commitments: Schwab Bank’s loans held for sale portfolio consists of fixed- and adjustable-rate mortgages, which are subject to a loss in value when market interest rates rise. Schwab Bank uses forward sale commitments to manage this risk. These forward sale commitments have been designated as cash flow hedging instruments with respect to the loans held for sale. Accordingly, the fair values of these forward sale commitments are recorded on the Company’s consolidated balance sheet, with gains or losses recorded in other comprehensive income (loss). Amounts included in other comprehensive income (loss) are reclassified into earnings when the related loan is sold. At both December 31, 2007 and 2006, the derivative asset and liability recorded by Schwab Bank for these forward sale commitments were immaterial.

Additionally, Schwab Bank uses forward sale commitments to hedge interest rate lock commitments issued on mortgage loans that will be held for sale. Schwab Bank considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely based on changes in market interest rates. Any changes in fair value of the interest rate lock commitments are completely offset by changes in fair value of the related forward sale commitments. Schwab Bank had interest rate lock commitments on mortgage loans to be held for sale with principal balances totaling approximately $131 million and $122 million at December 31, 2007 and 2006, respectively. At both December 31, 2007 and 2006, the derivative asset and liability recorded by Schwab Bank for these interest rate lock commitments and the related forward sale commitments were immaterial.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

21.	Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments are recorded at estimated fair value or amounts that approximate fair value. The carrying amounts (as recorded on the Company’s consolidated balance sheets) and estimated fair values of the Company’s financial instruments are as follows:

	2007		2006
December 31,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$6,764	$6,764	$4,507	$4,507
Cash and investments segregated	8,803	8,803	10,862	10,862
Securities owned	8,201	8,201	6,386	6,386
Receivables from brokers, dealers and clearing organizations	725	725	650	650
Receivables from brokerage clients – net	12,314	12,314	10,927	10,927
Loans to banking clients – net	3,443	3,422	2,334	2,312
Loans held for sale	44	45	30	30
Interest rate swaps	6	6	—	—

Total	$40,300	$40,280	$35,696	$35,674

Financial Liabilities:
Deposits from banking clients	$13,822	$13,822	$11,020	$11,020
Drafts payable	384	384	324	324
Payables to brokers, dealers and clearing organizations	1,922	1,922	1,498	1,498
Payables to brokerage clients	20,290	20,290	20,621	20,621
Accrued expenses and other liabilities	1,237	1,237	1,069	1,069
Long-term debt	899	908	388	403

Total	$38,554	$38,563	$34,920	$34,935

Cash and cash equivalents, cash and investments segregated, receivables, deposits from banking clients, payables, accrued expenses and other liabilities are short-term in nature and accordingly are recorded at fair value or amounts that approximate fair value.

Securities owned include securities available for sale, which are recorded at fair value based on quoted market prices and other observable market data. Securities owned also include Schwab Funds®, money market funds, fixed income securities, equity and other securities, and equity and bond mutual funds recorded at estimated fair value based on quoted market prices.

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

Interest rate swaps: The fair value of the Company’s Swaps are estimated using dealer quotes and third-party pricing services.

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Off-balance sheet financial instruments: In the normal course of business, the Company is a party to certain off-balance sheet financial instruments, primarily consisting of firm commitments, which represent obligations of the Company. As of December 31, 2007, 15% of these commitments mature within one year. The fair value of firm commitments is estimated based on fees charged to enter into similar agreements, considering the creditworthiness of the counterparties. The Company has reviewed the unfunded portion of its firm commitments and determined that the fair values of these instruments were immaterial at December 31, 2007 and 2006.

22.	Segment Information

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

As a result of organizational and related business changes in the second quarter of 2007, the corporate and retirement services business, which was historically included within the Schwab Investor Services segment, has been separated into its own segment called Schwab Corporate and Retirement Services. Additionally, the mutual fund clearing services business, which was historically included in unallocated and other, is included within the Schwab Corporate and Retirement Services segment. Previously-reported segment information has been revised to reflect these changes, which include a goodwill balance at December 31, 2006 and 2005 of $3 million at Schwab Corporate and Retirement Services. As a result of the Company’s sale of U.S. Trust in 2007, the previously-reported U.S. Trust segment has been eliminated.

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

The Company evaluates the performance of its segments on a pre-tax basis excluding items such as restructuring charges, impairment charges, discontinued operations, and extraordinary items. Segment assets are not disclosed because the balances are not used for evaluating segment performance and deciding how to allocate resources to segments. However, capital expenditures are used in evaluating segment performance and are therefore disclosed. There are no revenues from transactions with other segments within the Company. Capital expenditures are reported gross, as opposed to net of proceeds from the sale of fixed assets.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Financial information for the Company’s reportable segments is presented in the following table:

	2007	2006	2005
Net revenues:
Schwab Investor Services	$3,352	$2,940	$2,504
Schwab Institutional	1,121	966	803
Schwab Corporate & Retirement Services	506	373	294
Unallocated and other (1, 2)	15	30	18

Total net revenues	$4,994	$4,309	$3,619

Net interest revenue:
Schwab Investor Services	$1,337	$1,179	$882
Schwab Institutional	229	204	134
Schwab Corporate & Retirement Services	86	60	21
Unallocated and other	(5)	(9)	(15)

Total net interest revenue	$1,647	$1,434	$1,022

Income from continuing operations before taxes on income:
Schwab Investor Services	$1,237	$958	$699
Schwab Institutional	482	404	317
Schwab Corporate & Retirement Services	139	105	82
Unallocated and other (2, 3)	(5)	9	(71)

Income from continuing operations before taxes on income	1,853	1,476	1,027
Taxes on income	(733)	(585)	(393)
Income from discontinued operations, net of tax	1,287	336	91

Net Income	$2,407	$1,227	$725

Capital expenditures:
Schwab Investor Services	$111	$82	$73
Schwab Institutional	43	25	18
Schwab Corporate & Retirement Services	11	15	6
Unallocated and other	3	—	1

Total capital expenditures	$168	$122	$98

Depreciation and amortization:
Schwab Investor Services	$98	$117	$132
Schwab Institutional	25	26	29
Schwab Corporate & Retirement Services	15	10	14
Unallocated and other	18	4	4

Total depreciation and amortization	$156	$157	$179

(1)	Includes gains (losses) on investments.

(2)	Includes $25 million related to the confidential resolution of a legal matter in 2006.

(3)	Includes pre-tax restructuring charges of $16 million in 2005.

Fees received from Schwab’s proprietary mutual funds represented approximately 23% of the Company’s consolidated net revenues in 2007, 22% in 2006, and 23% in 2005. Except for Schwab’s proprietary mutual funds, which are considered a single client for purposes of this computation, no single client accounted for more than 10% of the Company’s consolidated net revenues in 2007, 2006, or 2005. Substantially all of the Company’s revenues and assets are generated or located in the U.S. The percentage of Schwab’s total client accounts located in California was approximately 24%, 25%, and 25% at December 31, 2007, 2006, and 2005, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Net revenues categorized by similar products and services are shown in the following table:

	2007	2006	2005
Mutual fund service fees	$1,892	$1,563	$1,342
Investment management and trust fees	378	310	228
Other asset management and administration fees	88	72	104
Interest revenue:
Margin loans to clients	859	837	654
Investments, client-related	518	609	522
Securities available for sale	399	319	128
Loans to banking clients	169	128	78
Short-term Investments	125	56	19
Other	200	164	122
Interest expense	(623)	(679)	(501)
Commissions	755	703	693
Principal transactions	105	82	85
Other	129	145	145

Total net revenues	$4,994	$4,309	$3,619

23. Supplemental Cash Flow Information
	2007	2006	2005
Income taxes paid (1)	$1,071	$618	$390

Interest paid:
Brokerage client cash balances	$331	$425	$376
Deposits from banking clients	242	194	65
Long-term debt	24	23	23
Other	19	24	17

Total interest paid	$616	$666	$481

Non-cash investing and financing activities:
Treasury stock (2)	—	—	$9

(1)	Includes discontinued operations.

(2)	Amount purchased during the period, but settled after period end.

24.	Discontinued Operations

U.S. Trust:

On July 1, 2007, the Company completed the sale of all of the outstanding common stock of U.S. Trust for $3.3 billion in cash. CSC recognized a gain on the sale of $1.9 billion, or $1.2 billion after tax, in the third quarter of 2007.

The results of operations, net of income taxes, and cash flows of U.S. Trust have been presented as discontinued operations on the Company’s consolidated statements of income and of cash flows for all periods through the date of the sale. The assets and liabilities of U.S. Trust prior to the sale have each been combined and presented as assets and liabilities of discontinued operations on the Company’s consolidated balance sheets. The Company’s consolidated prior period revenues, expenses, taxes on income, assets, liabilities, and cash flows also reflect this presentation.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

The assets and liabilities of U.S. Trust included in assets of discontinued operations and liabilities of discontinued operations at December 31, 2006 were as follows:

December 31, 2006
Assets
Cash and cash equivalents	$625
Cash and investment segregated and on deposit for federal and other regulatory purposes	11
Loans to banking clients – net	7,090
Securities owned	2,571
Equipment, office facilities, and property – net	97
Goodwill	390
Intangible assets – net	119
Other assets	442
Assets retained from discontinued operations	(749)

Total assets	$10,596

Liabilities
Deposits from banking clients (net of liabilities retained)	$8,532
Accrued expenses and other liabilities	379
Short-term borrowings	101
Long-term debt	52

Total liabilities	$9,064

The components of income from discontinued operations related to U.S. Trust are as follows:

	2007	2006	2005
Net revenues	$446	$892	$845

Income from discontinued operations, before taxes (1)	$116	$197	$158
Gain on sale of U.S. Trust, before taxes	$1,862	$—	$—
Tax benefit (expense) on income	$(691)	$136	$(62)

Income from discontinued operations, net of tax (1)	$1,287	$333	$96

(1)	Includes $6 million pre-tax, or $4 million after tax, of transaction-related costs recorded in 2006.

When calculating the Company’s gain on the sale of U.S. Trust for income tax purposes, the acquisition date tax basis is the basis of U.S. Trust’s prior stockholders in their shares as of the date U.S. Trust was acquired by the Company, since the transaction qualified as a tax-free exchange. In the fourth quarter of 2006, the Company recorded a $205 million income tax benefit related to the estimated difference between the tax and book bases of the Company’s U.S. Trust stock. This amount was included in income from discontinued operations, net of tax on the Company’s consolidated statements of income. This initial estimate of the tax benefit was based on publicly available information, including information on the composition of U.S. Trust’s stockholders at the acquisition date and the market price of U.S. Trust stock during relevant periods, and was subject to adjustment following a survey of former U.S. Trust stockholders. The Company completed the survey in the third quarter of 2007. Based upon the results of this survey, the Company recorded an additional $72 million income tax benefit in 2007. This tax benefit estimate is subject to examination by the Internal Revenue Service.

In May 2007, Schwab terminated an arrangement with U.S. Trust by which the excess cash held in certain Schwab brokerage client accounts was swept into a money market deposit account at U.S. Trust. Schwab moved all of these balances to a similar existing arrangement with Schwab Bank. At December 31, 2006, these balances totaled $749 million and were included in deposits from banking clients with a corresponding amount in assets retained from discontinued operations on the Company’s consolidated balance sheets. The interest expense

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

related to these client deposit balances maintained at U.S. Trust is included in interest expense from continuing operations on the Company’s consolidated statements of income. This interest expense was $4 million, $11 million, and $6 million for 2007, 2006, and 2005, respectively. The corresponding interest revenue on the invested cash balances related to these deposits is included in interest revenue from continuing operations on the Company’s consolidated statements of income. This interest revenue was $14 million, $38 million, and $22 million for 2007, 2006, and 2005, respectively. The interest revenue amount was calculated using the Company’s funds transfer pricing methodology, which is used by management to estimate the interest earned on the investment of these deposit balances.

Capital Markets Business:

In 2004, the Company sold its capital markets business to UBS. Pursuant to the agreement, UBS acquired all of the partnership interests of Schwab Capital Markets L.P. and all of the outstanding capital stock of SSCM for $265 million in cash.

In addition to the restructuring reserves discussed in note “17 – Restructuring Charges and Reserves,” the Company retained certain restructuring-related obligations following the sales of SSCM and Charles Schwab Europe in 2004 and 2003, respectively, and recorded reserves for severance, facilities leases and systems. A summary of the activity in these reserves is as follows:

	Workforce Reduction	Facilities Reduction	Total
Balance at December 31, 2004	$23	$38	$61
Restructuring charges (1)	1	1	2
Cash payments – net	(22)	(17)	(39)
Non-cash charges	(1)	—	(1)
Other (2)	—	2	2

Balance at December 31, 2005	1	24	25
Restructuring credit (1)	—	(3)	(3)
Cash payments – net	(1)	(6)	(7)

Balance at December 31, 2006	—	15 (3)	15
Restructuring credit (1)	—	(1)	(1)
Cash payments – net	—	(4)	(4)
Other (2)	—	1	1

Balance at December 31, 2007	$—	$11	$11

(1)	Changes in sublease assumptions are included in income from discontinued operations, net of tax.

(2)	Includes the reclassification of deferred rent amounts and the accretion of facilities restructuring reserves, which are initially recorded at net present value.

(3)	The Company expects to substantially utilize the remaining facilities reduction reserve through cash payments for the net lease expense over the respective lease terms through 2015.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

25.	The Charles Schwab Corporation – Parent Company Only Financial Statements (Unconsolidated)

Condensed Statements of Income

Year ended December 31	2007	2006	2005
Interest revenue	$68	$44	$37
Interest expense	(34)	(31)	(27)

Net interest revenue	34	13	10
Other revenues	13	21	3
Other expenses	(20)	(16)	(12)

Income before income tax (expense) benefit and equity in earnings of subsidiaries	27	18	1
Income tax (expense) benefit	(9)	(8)	5

Income from continuing operations before equity in earnings of subsidiaries	18	10	6
Equity in earnings of subsidiaries:
Equity in undistributed earnings/(distributions in excess of earnings) of subsidiaries	548	48	(190)
Dividends paid by banking subsidiary	65	—	—
Dividends paid by non-banking subsidiaries	489	833	818

Income from continuing operations	1,120	891	634
Equity in undistributed earnings of subsidiaries – discontinued operations	32	107	96
Dividends paid by discontinued operation	40	25	—
Tax benefit (expense) on discontinued operations	(657)	206	(9)
Income (loss) on discontinued operations	1,872	(2)	4

Net Income	$2,407	$1,227	$725

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Condensed Balance Sheets

December 31,	2007	2006
Assets
Cash and cash equivalents	$827	$696
Securities owned – at market value	92	86
Receivables from subsidiaries	70	9
Loans to non-banking subsidiaries	220	220
Investments in non-banking subsidiaries, at equity	2,637	2,163
Investments in banking subsidiary, at equity	850	689
Investments in subsidiaries – discontinued operations, at equity	—	1,330
Deferred tax assets	73	256
Other assets	61	71

Total	$4,830	$5,520

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$246	$235
Payables to subsidiaries	74	15
Long-term debt	778	262

Total liabilities	1,098	512

Stockholders’ equity	3,732	5,008

Total	$4,830	$5,520

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

Condensed Statements of Cash Flows

Year ended December 31	2007	2006	2005
Cash Flows from Operating Activities
Net income	$2,407	$1,227	$725
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) from discontinued operations, net of tax	(1,215)	1	5
Distributions in excess of earnings/ (equity in undistributed earnings) of subsidiaries	(548)	(51)	190
Equity in undistributed earnings of subsidiaries-discontinued operations	(32)	(107)	(96)
Excess tax benefits from stock-based compensation	(108)	(64)	—
Provision for deferred income taxes	192	(192)	(4)
Other	(6)	(17)	7
Net change in:
Other assets	52	(10)	7
Accrued expenses and other liabilities	(647)	80	(51)

Net cash provided by operating activities	95	867	783

Cash Flows from Investing Activities
Due from (to) subsidiaries – net	122	54	(139)
Purchase of equipment, office facilities, and property	(5)	—	—
Decrease (Increase) in investments in subsidiaries	14	22	(33)
Cash payments for business combinations and investments, net of cash received	(116)	(8)	3
Proceeds from sale of subsidiary	3,237	—	—

Net cash provided by (used for) investing activities	3,252	68	(169)

Cash Flows from Financing Activities
Issuance of long-term debt	549	—	—
Repayment of long-term debt	(38)	(68)	(56)
Excess tax benefits from stock-based compensation	108	64	—
Dividends paid	(1,500)	(173)	(116)
Purchase of treasury stock	(2,742)	(868)	(697)
Proceeds from stock options exercised and other	414	253	115
Other financing activities	(7)	—	—

Net cash used for financing activities	(3,216)	(792)	(754)

Increase (Decrease) in Cash and Cash Equivalents	131	143	(140)
Cash and Cash Equivalents at Beginning of Year	696	553	693

Cash and Cash Equivalents at End of Year	$827	$696	$553

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

26.	Quarterly Financial Information (Unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year Ended December 31, 2007:
Net revenues (1)	$1,345	$1,291	$1,205	$1,153
Expenses, Excluding Interest (1)	$819	$779	$781	$762
Net Income	$308	$1,534	$292	$273
Weighted Average Common Shares – Diluted	1,167	1,201	1,257	1,266
Basic Earnings Per Share (2)	$.27	$1.29	$.24	$.22
Diluted Earnings Per Share (2)	$.26	$1.28	$.23	$.22
Dividends Declared Per Common Share	$.050	$1.050	$.050	$.050
Range of Common Stock Price Per Share:
High	$25.55	$22.48	$22.69	$20.35
Low	$21.60	$17.90	$18.55	$17.76
Range of Price/Earnings Ratio (3):
High	13	11	22	21
Low	11	9	18	18

Year Ended December 31, 2006:
Net revenues (1)	$1,096	$1,066	$1,093	$1,054
Expenses, Excluding Interest (1)	$724	$684	$724	$701
Net Income	$467	$266	$251	$243
Weighted Average Common Shares – Diluted	1,274	1,277	1,294	1,296
Basic Earnings Per Share (2)	$.37	$.21	$.20	$.19
Diluted Earnings Per Share (2)	$.37	$.21	$.19	$.19
Dividends Declared Per Common Share	$.050	$.030	$.030	$.025
Range of Common Stock Price Per Share:
High	$19.36	$17.91	$18.45	$18.13
Low	$16.64	$14.26	$14.55	$14.43
Range of Price/Earnings Ratio (3):
High	20	25	27	29
Low	17	20	21	23

(1)	Amounts have been adjusted to summarize the impact of the sale of U.S. Trust in income from discontinued operations.

(2)	Both basic and diluted earnings per share include income from discontinued operations.

(3)	Price/earnings ratio is computed by dividing the high and low market prices by diluted earnings per share for the 12-month period ended on the last day of the quarter presented.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Charles Schwab Corporation:

We have audited the accompanying consolidated balance sheets of The Charles Schwab Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule of the Company on page F-2. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R – Share-Based Payment effective January 1, 2006.

/s/ Deloitte & Touche LLP

San Francisco, California

February 22, 2008

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

As of December 31, 2007, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2007.

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

The Company’s internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the previous page.

/s/ Charles R. Schwab
Charles R. Schwab
Chairman and Chief Executive Officer
February 22, 2008

/s/ Joseph R. Martinetto
Joseph R. Martinetto
Executive Vice President and Chief Financial Officer
February 22, 2008

THE CHARLES SCHWAB CORPORATION

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in “Item 8 – Financial Statements and Supplementary Data.”

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information relating to directors of CSC required to be furnished pursuant to this item is incorporated by reference from portions of the Company’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 29, 2008 (the Proxy Statement) under “The Board of Directors – Members of the Board of Directors,” “The Board of Directors – Board and Committee Meetings,” “The Board of Directors – Director Nominations,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company’s Code of Conduct and Business Ethics, applicable to directors and all employees, including senior financial officers, is available on the Company’s website at www.aboutschwab.com/governance. If the Company makes any amendments to or grants any waivers from its Code of Conduct and Business Ethics which are required to be disclosed pursuant to the Securities Exchange Act of 1934, the Company will make such disclosures on this website.

Executive Officers of the Registrant

The following table provides certain information about each of the Company’s current executive officers.

THE CHARLES SCHWAB CORPORATION

Executive Officers of the Registrant

Name	Age	Title

Charles R. Schwab	70	Chairman, Chief Executive Officer, and Director

Jay L. Allen	51	Executive Vice President – Human Resources

Walter W. Bettinger II	47	President and Chief Operating Officer

Benjamin L. Brigeman	45	Executive Vice President – Schwab Investor Services

Carrie E. Dwyer	57	Executive Vice President, General Counsel and Corporate Secretary

Charles G. Goldman	46	Executive Vice President – Schwab Institutional

Joseph R. Martinetto	45	Executive Vice President and Chief Financial Officer

James D. McCool	49	Executive Vice President – Schwab Corporate and Retirement Services

Rebecca Saeger	52	Executive Vice President and Chief Marketing Officer

Mr. Schwab has been Chairman and a director of CSC since its incorporation in 1986. In 2004, CSC’s Board of Directors appointed Mr. Schwab as Chief Executive Officer of CSC. Mr. Schwab was Co-Chief Executive Officer of CSC from 1998 to 2003, and Chief Executive Officer of CSC from 1986 to 1997. Mr. Schwab was a founder of Schwab in 1971, its Chairman since 1978, and its Chief Executive Officer since 2004. Mr. Schwab is Chairman of Schwab Bank and Chairman and a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust, and Schwab Annuity Portfolios, all registered investment companies.

Mr. Allen has been Executive Vice President – Human Resources of CSC and Schwab since October 2007. He served as Senior Vice President – Human Resources of Schwab Investor Services from 2004 to October 2007. Mr. Allen joined Schwab in 2003 as Vice President – Human Resources of Schwab Investor Services. Before joining Schwab Mr. Allen was Vice President – Human Resources and Administration for GE Consumer Finance – Japan, based in Tokyo.

Mr. Bettinger was appointed President and Chief Operating Officer of CSC by the Board of Directors in February 2007. He served as Executive Vice President and President – Schwab Investor Services (formerly the Individual Investor Enterprise) of CSC and Schwab from 2005 to February 2007. He served as Executive Vice President and Chief Operating Officer – Individual Investor Enterprise of CSC and Schwab from 2004 until 2005, and Executive Vice President and President – Corporate Services of Schwab from 2002 until 2004. Mr. Bettinger joined Schwab in 1995.

Mr. Brigeman has been Executive Vice President – Schwab Investor Services since July 2007. Mr. Brigeman was Senior Vice President –Schwab Investor Services from 2005 to July 2007 and Senior Vice President—Schwab Retirement Plan Services from 2000 to 2005. Mr. Brigeman joined Schwab in 1996.

Ms. Dwyer has been Executive Vice President, General Counsel and Corporate Secretary of CSC and Executive Vice President – Corporate Oversight of Schwab since 1996. Ms. Dwyer joined Schwab in 1996.

THE CHARLES SCHWAB CORPORATION

Mr. Goldman has been Executive Vice President – Schwab Institutional of CSC and Schwab since July 2007. He served as Executive Vice President and Chief Operating Officer – Schwab Institutional of CSC and of Schwab from 2005 until July 2007. He also served as Executive Vice President – Strategy and Corporate Development of CSC and Schwab from 2004 until 2005 and as Senior Vice President of Corporate Development of Schwab from 2002 until 2004. Mr. Goldman joined Schwab in 2001 as Senior Vice President of Venture Capital Investing.

Mr. Martinetto has been Executive Vice President and Chief Financial Officer of CSC and Schwab since May 2007. Mr. Martinetto served as Senior Vice President and Treasurer of CSC and Schwab from 2003 to May 2007 and Senior Vice President – Individual Investor Finance from 2002 to 2003. Mr. Martinetto joined Schwab in 1997.

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

Ms. Saeger has been Executive Vice President and Chief Marketing Officer of Schwab since 2006. She has served as Executive Vice President – Brand Management and Marketing Communications of CSC since 2004, and as Executive Vice President – Brand Management and Marketing Communications of Schwab since joining the Company in 2004. Prior to joining Schwab, Ms. Saeger was Executive Vice President of Brand Marketing for Visa USA from 1997 to 2004.

Item 11.	Executive Compensation

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under “Compensation Information – Compensation Discussion and Analysis,” “Compensation Information – Summary Compensation Table,” “Compensation Information – Grants of Plan-Based Awards,” “Compensation Information – Narrative to Summary Compensation Table and Grants of Plan-Based Awards,” “Compensation Information – Termination and Change in Control Benefits,” “Compensation Information – Outstanding Equity Awards at Fiscal Year-End,” “Compensation Information – Option Exercises and Stock Vested,” “Compensation Information – Nonqualified Deferred Compensation,” “Compensation Information – Director Compensation,” and “The Board of Directors – Compensation Committee Interlocks and Insider Participation.” In addition, the information from a portion of the Proxy Statement under “Compensation Information – Compensation Committee Report,” is incorporated by reference from the Proxy Statement and furnished on this Form 10-K, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

THE CHARLES SCHWAB CORPORATION

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

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders’ Equity

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedule

The financial statement schedule required to be furnished pursuant to this item is listed in the accompanying index appearing on page F-1.

(b)	Exhibits

The	exhibits listed below are filed as part of this annual report on Form 10-K.

Exhibit Number	Exhibit

1.3	The Charles Schwab Corporation Medium-Term Notes Distribution Agreement filed as Exhibit 1.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

3.11	Fifth Restated Certificate of Incorporation, effective May 7, 2001, of the Registrant (supersedes Exhibit 3.10), filed as Exhibit 3.11 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.

3.13	Fourth Restated Bylaws, as amended on December 12, 2007, of the Registrant (supersedes Exhibit 3.12).

4.2	Neither the Registrant nor its subsidiaries are parties to any instrument with respect to long-term debt for which securities authorized thereunder exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be provided to the SEC upon request.

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.4	Form of Release Agreement dated as of March 31, 1987 among BAC, Registrant, Schwab Holdings, Inc., Charles Schwab & Co., Inc. and former shareholders of Schwab Holdings, Inc.	(1)

10.57	Registration Rights and Stock Restriction Agreement, dated as of March 31, 1987, between the Registrant and the holders of the Common Stock, filed as Exhibit 4.23 to Registrant’s Registration Statement No. 33-16192 on Form S-1 and incorporated herein by reference.

10.72	Restatement of Assignment and License, as amended January 25, 1988, among Charles Schwab & Co., Inc., Charles R. Schwab and the Registrant, filed as Exhibit 10.72 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.87	Trust Agreement under the Charles Schwab Profit Sharing and Employee Stock Ownership Plan, effective November 1, 1990, dated October 25, 1990, filed as Exhibit 10.87 to the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.	(4)

10.101	First Amendment to the Trust Agreement under the Charles Schwab Profit Sharing and Employee Stock Ownership Plan, effective January 1, 1992, dated December 20, 1991, filed as Exhibit 10.101 to the Registrant’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.	(4)

10.116	Second Amendment to the Trust Agreement for the Charles Schwab Profit Sharing and Employee Stock Ownership Plan effective July 1, 1992, dated June 30, 1992, filed as Exhibit 10.116 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.	(4)

10.169	Third Amendment to the Trust Agreement for the Charles Schwab Profit Sharing and Employee Stock Ownership Plan effective January 1, 1996, dated May 8, 1996 filed as Exhibit 10.169 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.	(4)

10.202	Fourth Amendment to the Trust Agreement for the Charles Schwab Profit Sharing and Employee Stock Ownership Plan effective January 1, 1998, filed as Exhibit 10.202 to the Registrant’s Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.	(4)

10.226	The Charles Schwab Corporation Employee Stock Incentive Plan, restated and amended as of September 20, 2001 (supersedes Exhibit 10.190), filed as Exhibit 10.226 to the Registrant’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.	(4)

10.242	The Charles Schwab Corporation 1987 Stock Option Plan, amended and restated as of September 25, 2002, with form of Non-Qualified Stock Option Agreement attached (supersedes Exhibit 10.222), filed as Exhibit 10.242 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.	(4)

10.243	The Charles Schwab Corporation 1987 Executive Officer Stock Option Plan, amended and restated as of September 25, 2002, with form of Non-Qualified Stock Option Agreement attached (supersedes Exhibit 10.223), filed as Exhibit 10.243 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.	(4)

10.244	The Charles Schwab Corporation 1992 Stock Incentive Plan, amended and restated as of September 25, 2002 (supersedes Exhibit 10.224), filed as Exhibit 10.244 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.	(4)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.251	The Charles Schwab Corporation 2001 Stock Incentive Plan, restated to include amendments through May 2003 (supersedes Exhibit 10.248), filed as Exhibit 10.251 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.	(4)

10.252	The Charles Schwab Corporation Long-Term Incentive Plan, filed as Exhibit 10.252 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.	(4)

10.253	Employment Agreement dated as of March 31, 2003 between the Registrant and Charles R. Schwab (supersedes Exhibit 10.149), filed as Exhibit 10.253 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.	(4)

10.261	Purchase Agreement by and among The Charles Schwab Corporation, CS Capital Markets and Co., Schwab Associates and Co., UBS Securities LLC, and UBS Americas Inc., dated as of August 31, 2004, filed as Exhibit 10.261 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.	(3)

10.262	Equities Order Handling Agreement dated October 29, 2004 by and among UBS Securities LLC, Schwab Capital Markets L.P., Charles Schwab & Co., Inc., and The Charles Schwab Corporation, filed as Exhibit 10.262 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.	(3)

10.264	The Charles Schwab Corporation Deferred Compensation Plan II, effective December 9, 2004, filed as Exhibit 10.264 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(4)

10.265	The Charles Schwab Corporation Directors’ Deferred Compensation Plan II, effective December 9, 2004, filed as Exhibit 10.265 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(4)

10.266	Form of Notice and Restricted Stock Agreement for Non-Employee Directors Under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.266 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(4)

10.267	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors Under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.267 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(4)

10.268	Form of Notice and Stock Option Agreement for Non-Employee Directors Under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.268 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(4)

10.269	Form of Notice and Non-Qualified Stock Option Agreement Under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.269 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(4)

10.270	Form of Notice and Restricted Stock Agreement Under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.270 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(4)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.271	The Charles Schwab Corporation Directors’ Deferred Compensation Plan, as amended through December 8, 2004 (supersedes Exhibit 10.215), filed as Exhibit 10.271 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(4)

10.272	The Charles Schwab Corporation Deferred Compensation Plan, as amended through December 8, 2004 (supersedes Exhibit 10.257), filed as Exhibit 10.272 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(4)

10.274	Summary of Director Compensation, filed as Exhibit 10.274 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.	(4)

10.275	Peter K. Scaturro Offer Letter, filed as Exhibit 10.275 to the Registrant’s Form 8-K dated May 19, 2005 and incorporated herein by reference.	(4)

10.277	The Charles Schwab Corporation Corporate Executive Bonus Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 19, 2005 (supersedes Exhibit 10.240), filed as Exhibit 10.277 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.	(4)

10.278	The Charles Schwab Corporation 2004 Stock Incentive Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 19, 2005 (supersedes Exhibit 10.259), filed as Exhibit 10.278 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.	(4)

10.280	Form of Notice and Restricted Stock Agreement for Peter K. Scaturro under The Charles Schwab Corporation 2004 Stock Incentive Plan dated May 19, 2005, filed as Exhibit 10.280 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.	(3,4)

10.281	Form of Notice and Stock Option Grant for Peter K. Scaturro under The Charles Schwab Corporation 2004 Stock Incentive Plan, dated May 19, 2005, filed as Exhibit 10.281 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.	(4)

10.282	Form of Notice and Premium-Priced Stock Option Agreement under The Charles Schwab Corporation 2004 Stock Incentive plan, filed as Exhibit 10.282 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.	(4)

10.284	The Charles Schwab Severance Pay Plan, as Amended and Restated Effective January 1, 2006, including Amendment Numbers 1 and 2 (supersedes Exhibit 10.260), filed as Exhibit 10.284 to the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.	(4)

10.285	Amendment to The Charles Schwab Corporation Long Term Incentive Plan, filed as Exhibit 10.285 to the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.	(4)

10.286	Credit Agreement (364-Day Commitment) dated as of June 16, 2006 between the Registrant and the financial institutions listed therein (supersedes Exhibit 10.276), filed as Exhibit 10.286 to the Registrant’s Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.287	Retention Agreement by and between Peter K. Scaturro and the Registrant, dated as of November 17, 2006 and incorporated herein by reference.	(4)

10.288	Stock Purchase Agreement by and between the Registrant and Bank of America Corporation, dated as of November 19, 2006 and incorporated herein by reference.

10.289	Form of Notice and Restricted Stock Agreement for Walter W. Bettinger under The Charles Schwab Corporation 2004 Stock Incentive Plan dated February 20, 2007, filed as Exhibit 10.289 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.	(4)

10.290	Summary of Non-Employee Director Compensation (supersedes Exhibit 10.274), filed as Exhibit 10.290 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.	(4)

10.291	The Charles Schwab Corporation 2004 Stock Incentive Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 17, 2007 (supersedes Exhibit 10.278), filed as Exhibit 10.291 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.	(4)

10.292	Form of Notice and Restricted Stock Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan (supersedes Exhibit 10.266), filed as Exhibit 10.292 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.	(4)

10.293	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan (supersedes Exhibit 10.268), filed as Exhibit 10.293 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.	(4)

10.294	Form of Notice and Restricted Stock Agreement for Joseph R. Martinetto under The Charles Schwab Corporation 2004 Stock Incentive Plan dated May 18, 2007, filed as Exhibit 10.294 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.	(4)

10.295	Form of Notice and Nonqualified Stock Option Agreement for Joseph R. Martinetto under The Charles Schwab Corporation 2004 Stock Incentive Plan dated May 18, 2007, filed as Exhibit 10.295 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.	(4)

10.296	Stock Purchase Agreement dated July 2, 2007 by and among Charles R. Schwab, Helen O. Schwab, The Charles & Helen Schwab Living Trust, HOS Family Partners, LLC, 188 Partners, LP, and the Charles & Helen Schwab Foundation, and The Charles Schwab Corporation, filed as Exhibit 10.296 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.	(4)

10.297	Credit Agreement (364-Day Commitment) dated as of June 15, 2007 between the Registrant and the financial institutions listed therein (supersedes Exhibit 10.286), filed as Exhibit 10.297 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.298	Directed Employee Benefit Trust Agreement under the SchwabPlan Retirement Savings and Investment Plan dated August 17, 2007 (supersedes exhibits 10.87, 10.101, 10.116, 10.169 and 10.202), filed as Exhibit 10.298 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.	(4)

10.299	Amendment to Credit Agreement (364-Day Commitment) dated as of June 15, 2007 between the Registrant and the financial institutions listed therein, dated August 3, 2007, filed as Exhibit 10.299 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.	(4)

10.300	The Charles Schwab Corporation Employee Stock Incentive Plan, as amended and restated as of December 12, 2007 (supersedes Exhibit 10.226).	(4)

10.301	The Charles Schwab Corporation 1992 Stock Incentive Plan, as amended and restated as of December 12, 2007 (supersedes Exhibit 10.244).	(4)

10.302	The Charles Schwab Corporation 2001 Stock Incentive Plan, as amended and restated as of December 12, 2007 (supersedes Exhibit 10.251).	(4)

10.303	The Charles Schwab Corporation Long-Term Incentive Plan, as amended and restated as of December 12, 2007 (supersedes Exhibit 10.252).	(4)

10.304	The Charles Schwab Corporation Deferred Compensation Plan II, as amended and restated as of December 12, 2007 (supersedes Exhibit 10.264).	(4)

10.305	The Charles Schwab Corporation Directors’ Deferred Compensation Plan II, as amended and restated as of December 12, 2007 (supersedes Exhibit 10.265).	(4)

10.306	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan (supersedes Exhibit 10.269).	(4)

10.307	Form of Notice and Restricted Stock Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan (supersedes Exhibit 10.270).	(4)

10.308	The Charles Schwab Corporation Corporate Executive Bonus Plan, as amended and restated as of December 12, 2007 (supersedes Exhibit 10.277).	(4)

10.309	Form of Notice and Premium-Priced Stock Option Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan (supersedes Exhibit 10.282), filed as Exhibit 10.309 to the Registrant’s Form 10-K for the year ended December 31, 2007.	(4)

10.310	The Charles Schwab Corporation 2004 Stock Incentive Plan, as amended and restated as of December 12, 2007 (supersedes Exhibit 10.291).	(4)

10.311	Form of Notice and Restricted Stock Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan (supersedes Exhibit 10.292).	(4)

10.312	Form of Notice and Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan (supersedes Exhibit 10.293).	(4)

10.313	Form of Notice and Performance-Based Restricted Stock Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan.	(4)

12.1	Computation of Ratio of Earnings to Fixed Charges.

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

21.1	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

(1)	Incorporated by reference to the identically-numbered exhibit to Registrant’s Registration Statement No. 33-16192 on Form S-1, as amended and declared effective on September 22, 1987.
(2)	Furnished as an exhibit to this annual report on Form 10-K.
(3)	Confidential treatment has been granted for portions of this exhibit.
(4)	Management contract or compensatory plan.

THE CHARLES SCHWAB CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2008.

THE CHARLES SCHWAB CORPORATION
(Registrant)

BY:	/s/ Charles R. Schwab
Charles R. Schwab Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 22, 2008.

Signature / Title	Signature / Title

/s/ Charles R. Schwab	/s/ Joseph R. Martinetto
Charles R. Schwab,	Joseph R. Martinetto,
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ William F. Aldinger III	/s/ Nancy H. Bechtle
William F. Aldinger III, Director	Nancy H. Bechtle, Director

/s/ C. Preston Butcher	/s/ Donald G. Fisher
C. Preston Butcher, Director	Donald G. Fisher, Director

/s/ Frank C. Herringer	/s/ Marjorie Magner
Frank C. Herringer, Director	Marjorie Magner, Director

/s/ Stephen T. McLin	/s/ Paula A. Sneed
Stephen T. McLin, Director	Paula A. Sneed, Director

/s/ Roger O. Walther	/s/ Robert N. Wilson
Roger O. Walther, Director	Robert N. Wilson, Director

THE CHARLES SCHWAB CORPORATION

Index to Financial Statement Schedule

Page
Schedule II - Valuation and Qualifying Accounts	F-2

Combined Supplemental Financial Data for Charles Schwab Bank (Unaudited)	F-3 – F-7

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the Company’s consolidated financial statements and notes in “Item 8 – Financial Statements and Supplementary Data.”

THE CHARLES SCHWAB CORPORATION

SCHEDULE II

Valuation and Qualifying Accounts

(In millions)

Description	Balance at Beginning of Year	Additions		Written off	Balance at End of Year
		Charged to Expense	Other (1)
For the year ended December 31, 2007:
Allowance for doubtful accounts of brokerage clients (2)	$2	$6	$1	$(8)	$1

For the year ended December 31, 2006:
Allowance for doubtful accounts of brokerage clients (2)	$2	$4	—	$(4)	$2

For the year ended December 31, 2005:
Allowance for doubtful accounts of brokerage clients (2)	$1	$7	—	$(6)	$2

(1)	Represents collections of previously written-off accounts.

(2)

Excludes banking-related valuation and qualifying accounts. See “Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 7. Loans to Banking Clients and Related Allowance for Credit Losses.”

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

The following supplemental financial data is presented in accordance with the Securities Exchange Act of 1934, Industry Guide 3 – Statistical Disclosure by Savings and Loan Holding Companies. The accompanying unaudited financial information represents Charles Schwab Bank (Schwab Bank), which is a subsidiary of The Charles Schwab Corporation. Schwab Bank is a retail bank which commenced operations in 2003. All periods have been adjusted to exclude U.S. Trust Corporation in light of its sale.

1.	Three-year Net Interest Revenue and Average Balances

For the Year Ended December 31,	2007			2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Commercial paper	$956	$52	5.42%	$320	$17	5.25%	$63	$2	3.28%
Certificates of deposit	907	47	5.22%	365	19	5.19%	220	7	3.15%
Federal funds sold	595	31	5.14%	412	21	5.04%	291	10	3.27%
Resale agreements	—	—	—	209	6	2.70%	400	10	2.45%
Money market investment	66	3	5.46%	74	4	5.35%	—	—	—
Securities available for sale (1)	7,334	399	5.44%	6,126	319	5.20%	3,376	128	3.80%
Loans to banking clients (2)	2,786	169	6.07%	2,162	128	5.94%	1,613	78	4.84%
Other interest-earning assets	78	5	6.16%	63	2	5.33%	59	3	5.02%

Total interest-earning assets	12,722	706	5.55%	9,731	516	5.31%	6,022	238	3.95%

Non-interest-earning assets	131			48			30

Total Assets	$12,853			$9,779			$6,052

Liabilities and Stockholder’s Equity:
Interest-bearing banking deposits	$12,047	238	1.98%	$9,137	200	2.19%	$5,597	74	1.32%

Total sources on which interest is paid	12,047	238	1.98%	9,137	200	2.19%	5,597	74	1.32%

Non-interest-bearing liabilities	134			104			46
Stockholder’s equity	672			538			409

Total Liabilities and Stockholder’s Equity	$12,853			$9,779			$6,052

Net interest revenue		468			316			164
Net free funds	$675			$594			$425

Provision for credit loss		(3)			(1)			(1)

		$465			$315			$163

Net yield on interest earning assets			3.68%			3.25%			2.72%

(1)	The average balance and average rate for securities available for sale have been calculated using their amortized cost.

(2)	Includes average principal balances of non-accrual loans.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

2.	Analysis of Change in Net Interest Revenue

An analysis of the year-to-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	2007 Compared to 2006 Increase (Decrease) Due to Change in:			2006 Compared to 2005 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest-earning assets:
Commercial paper	$33	$2	$35	$9	$6	$15
Certificates of deposit	28	—	28	5	7	12
Federal funds sold	9	1	10	4	7	11
Resale agreements	(6)	—	(6)	(5)	1	(4)
Money market investment	—	(1)	(1)	—	4	4
Securities available for sale (1,2)	63	17	80	105	86	191
Loans to banking clients (3)	37	4	41	26	24	50
Other interest-earning assets	1	2	3	—	(1)	(1)

Total interest-earning assets	165	25	190	144	134	278

Interest-bearing sources of funds:
Interest-bearing banking deposits	64	(26)	38	47	79	126

Total sources on which interest is paid	64	(26)	38	47	79	126

Change in net interest revenue	$101	$51	$152	$97	$55	$152

Provision for credit loss			(2)			—

			$150			$152

Changes that are not due solely to volume or rate have been allocated to rate.

(1)	The average balance and average rate for securities available for sale have been calculated using their amortized cost.

(2)	Includes collateralized mortgage obligations securities issued by agencies including FNMA and FHLMC.

(3)	Includes average principal balances of non-accrual loans.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

3.	Securities Available for Sale

The amortized cost, estimated fair value, and gross unrealized gains and losses on securities available for sale are as follows:

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities:
Non-agency	$3,503	$4	$33	$3,474
U.S. agencies	2,889	25	6	2,908

Total mortgage-backed securities	6,392	29	39	6,382
Corporate debt securities	804	1	21	784
U.S. agency notes	15	—	—	15
Certificates of deposit	345	—	—	345

Total	$7,556	$30	$60	$7,526

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities:
Non-agency	$3,115	$2	$19	$3,098
U.S. agencies	1,920	3	9	1,914

Total mortgage-backed securities	5,035	5	28	5,012
Corporate debt securities	677	—	—	677
U.S. agency notes	249	—	—	249
Certificates of deposit	50	—	—	50

Total	$6,011	$5	$28	$5,988

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities:
Non-agency	$2,210	$1	$20	$2,191
U.S. agencies	1,440	5	10	1,435

Total mortgage-backed securities	3,650	6	30	3,626
U.S. agency notes	100	—	1	99

Total	$3,750	$6	$31	$3,725

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

The maturities and related weighted-average yields of securities available for sale at December 31, 2007 are as follows:

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Mortgage-backed securities (1):
Non-agency	—	—	—	$3,474	$3,474
U.S. agencies	—	—	$166	2,742	2,908

Total mortgage-backed securities	—	—	166	6,216	6,382
Corporate debt securities	$96	$688	—	—	784
U.S. agency notes	—	15	—	—	15
Certificates of deposit	270	75	—	—	345

Estimated fair value	$366	$778	$166	$6,216	$7,526
Total amortized cost	$371	$793	$166	$6,226	$7,556

Net unrealized losses	$5	$15	$—	$10	$30

Weighted-average yield (2)	5.22%	4.89%	5.27%	5.35%	5.33%

(1)

Collateralized mortgage obligations have been allocated over maturity groupings based on contractual maturities. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

(2)	The weighted-average yield is computed using the amortized cost of securities available for sale at December 31, 2007.

4.	Loans to Banking Clients and Related Allowance for Credit Losses

An analysis of the composition of the loan portfolio is as follows:

December 31,	2007	2006	2005	2004
Residential real estate mortgages	$2,101	$1,127	$1,193	$866
Home equity lines of credit	1,234	1,192	746	323
Secured personal loans	102	9	—	—
Other	13	10	10	5

Total	$3,450	$2,338	$1,949	$1,194

An analysis of nonperforming assets is as follows:
December 31,	2007	2006	2005	2004
Non-accrual loans	$4	$1	$1	—
Average non-accrual loans	$1	—	—	—
An analysis of the allowance for credit losses on the loan portfolio is as follows:
December 31,	2007	2006	2005	2004
Balance at beginning of year	$4	$3	$2	$1
Charge-Offs	—	—	—	—
Recoveries	—	—	—	—
Provision for credit loss	3	1	1	1

Balance at end of year	$7	$4	$3	$2

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

The maturities of the loan portfolio at December 31, 2007 are as follows:

	Within 1 Year	1-5 Years	Over 5 Years	Total
Residential real estate mortgages (1)	—	—	$2,101	$2,101
Home equity lines of credit	—	—	1,234	1,234
Secured personal loans	—	$102	—	102
Other	$2	2	9	13

Total	$2	$104	$3,344	$3,450

(1)	Maturities are based upon the contractual terms of the loans.

The interest sensitivity of loans with maturities in excess of one year at December 31, 2007 is as follows:

	1-5 Years	Over 5 Years	Total
Loans with predetermined interest rates	$2	$442	$444
Loans with floating or adjustable interest rates	102	2,902	3,004

Total	$104	$3,344	$3,448

5.	Summary of Credit Loss on Banking Loans Experience

December 31,	2007	2006	2005	2004
Average loans	$2,786	$2,162	$1,163	$733
Allowance to year end loans	.20%	.17%	.17%	.14%
Allowance to nonperforming loans	173%	N/M	N/M	N/M
Nonperforming assets to average loans and real estate owned	.143%	.031%	.041%	.005%

N/M Not meaningful.

6.	Deposits from Banking Clients

	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
Analysis of average daily deposits:
Certificates of deposits of $100,000 or more	—	—	—	—	—	—
Money market and other savings deposits	$12,047	1.98%	$9,137	2.19%	$5,597	1.32%

Total deposits	$12,047		$9,137		$5,597

At December 31, 2007, the Company had one certificate of deposit of $100,000 or more, in the amount of $102,000, with a contractual maturity of over twelve months.

7.	Ratios

December 31,	2007	2006	2005	2004
Return on average stockholder’s equity	34.31%	26.34%	14.23%	8.75%
Return on average total assets	1.83%	1.57%	1.08%	.74%
Average stockholder’s equity as a percentage of average total assets	5.33%	5.96%	7.60%	8.45%