Form 10-Q
period 2008-03-31
SCHWAB CHARLES CORP
filed 2008-05-08
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐

Non-accelerated filer  ☐             (Do not check if a smaller reporting company)            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

1,146,454,335 shares of $.01 par value Common Stock

Outstanding on April 23, 2008

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2008

Part I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net Revenues
Asset management and administration fees	$613	$534

Interest revenue	510	551
Interest expense	(91)	(167)

Net interest revenue	419	384

Trading revenue	246	202
Other	29	33

Total net revenues	1,307	1,153

Expenses Excluding Interest
Compensation and benefits	437	430
Professional services	84	74
Occupancy and equipment	74	68
Advertising and market development	76	66
Communications	52	49
Depreciation and amortization	38	39
Other	38	36

Total expenses excluding interest	799	762

Income from continuing operations before taxes on income	508	391
Taxes on income	(203)	(155)

Income from continuing operations	305	236
Income from discontinued operations, net of tax	—	37

Net Income	$305	$273

Weighted-Average Common Shares Outstanding — Diluted	1,159	1,266

Earnings Per Share - Basic
Income from continuing operations	$.27	$.19
Income from discontinued operations, net of tax	—	$.03
Net income	$.27	$.22
Earnings Per Share - Diluted
Income from continuing operations	$.26	$.19
Income from discontinued operations, net of tax	—	$.03
Net income	$.26	$.22

Dividends Declared Per Common Share	$.05	$.05

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$4,791	$6,764
Cash and investments segregated and on deposit for federal or other regulatory purposes	11,074	8,803
Securities owned — at market value	10,259	8,201
Receivables from brokers, dealers, and clearing organizations	688	725
Receivables from brokerage clients — net	11,491	12,314
Loans to banking clients — net	4,025	3,443
Loans held for sale	156	44
Equipment, office facilities, and property — net	628	617
Goodwill	528	525
Deferred tax assets — net	335	254
Other assets	576	596

Total	$44,551	$42,286

Liabilities and Stockholders’ Equity
Deposits from banking clients	$15,560	$13,822
Payables to brokers, dealers, and clearing organizations	2,639	1,922
Payables to brokerage clients	20,365	20,290
Accrued expenses and other liabilities	1,522	1,621
Long-term debt	903	899

Total liabilities	40,989	38,554

Stockholders’ equity:
Preferred stock — 9,940,000 shares authorized; $.01 par value per share; none issued	—	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,392,091,544 shares issued	14	14
Additional paid-in capital	2,135	2,107
Retained earnings	6,024	5,776
Treasury stock — 246,444,790 and 231,274,906 shares in 2008 and 2007, respectively, at cost	(4,476)	(4,148)
Accumulated other comprehensive loss	(135)	(17)

Total stockholders’ equity	3,562	3,732

Total	$44,551	$42,286

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net income	$305	$273
Adjustments to reconcile net income to net cash used for operating activities:
Income from discontinued operations, net of tax	—	(37)
Depreciation and amortization expense	38	39
Stock-based compensation expense	17	12
Excess tax benefits from stock-based compensation	(6)	(26)
Provision for deferred income taxes	(3)	35
Other	6	3
Originations of loans held for sale	(548)	(206)
Proceeds from sales of loans held for sale	436	194
Net change in:
Cash and investments segregated and on deposit for federal or other regulatory purposes	(2,271)	320
Securities owned (excluding securities available for sale)	113	9
Receivables from brokers, dealers, and clearing organizations	37	(44)
Receivables from brokerage clients	819	125
Other assets	35	4
Payables to brokers, dealers, and clearing organizations	717	247
Payables to brokerage clients	75	(1,536)
Accrued expenses and other liabilities	(92)	(90)
Net cash provided by discontinued operations	—	508

Net cash used for operating activities	(322)	(170)

Cash Flows from Investing Activities
Purchases of securities available for sale	(2,743)	(879)
Proceeds from maturities, calls, and mandatory redemptions of securities available for sale	376	481
Net increase in loans to banking clients	(595)	(117)
Purchase of equipment, office facilities, and property	(48)	(39)
Cash payments for business combinations, net of cash acquired	(5)	(117)
Other investing activities	(1)	(1)
Net cash provided by discontinued operations	—	124

Net cash used for investing activities	(3,016)	(548)

Cash Flows from Financing Activities
Net change in deposits from banking clients	1,738	423
Repayment of long-term debt	(1)	—
Excess tax benefits from stock-based compensation	6	26
Dividends paid	(58)	(63)
Purchase of treasury stock	(350)	(391)
Proceeds from stock options exercised and other	21	98
Other financing activities	9	—
Net cash used for discontinued operations	—	(625)

Net cash provided by (used for) financing activities	1,365	(532)

Decrease in Cash and Cash Equivalents	(1,973)	(1,250)
Cash and Cash Equivalents at Beginning of Period	6,764	4,507

Cash and Cash Equivalents at End of Period	$4,791	$3,257

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

1.	Basis of Presentation

The Charles Schwab Corporation (CSC) is a savings and loan holding company engaged, through its subsidiaries, in securities brokerage, banking, and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 308 domestic branch offices in 45 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, U.K. In addition, Schwab serves clients in Hong Kong through one of CSC’s subsidiaries. Other subsidiaries include Charles Schwab Bank (Schwab Bank), a federal savings bank, and Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab’s proprietary mutual funds, which are referred to as the Schwab Funds®. In January 2008, the Charles Schwab Trust Company, formerly a subsidiary of CSC, which serves as a trustee for employee benefit plans, was merged into Schwab Bank.

The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in conformity with generally accepted accounting principles in the U.S. (GAAP). All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period.

On July 1, 2007, the Company completed the sale of all of the outstanding stock of U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust). U.S. Trust was a subsidiary that provided wealth management services. U.S. Trust is presented as a discontinued operation for all periods prior to the completion of the sale. All other information contained in this Form 10-Q is presented on a continuing operations basis unless otherwise noted.

2.	New Accounting Standards

Statement of Financial Accounting Standards No. 157 – Fair Value Measurements (SFAS No. 157) was effective beginning January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations, earnings per share (EPS), or cash flows, but expanded the disclosures in the Company’s condensed consolidated financial statements. See note “3 – Fair Value of Financial Instruments,” for disclosures pursuant to SFAS No. 157.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities was effective beginning January 1, 2008. This statement permits entities to elect to measure eligible financial instruments, commitments, and certain other arrangements at fair value at specified election dates with changes in fair value recognized in earnings at each subsequent reporting period. The Company made no such election on January 1, 2008 or during the quarter ended March 31, 2008. The adoption of SFAS No. 159 did not have any impact on the Company’s financial position, results of operations, EPS, or cash flows.

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

SFAS No. 161 - Disclosures about Derivative Instruments and Hedging Activities, was issued in March 2008 and is effective beginning January 1, 2009. This statement amends the disclosure requirements of SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 does not require any new derivative or hedging measurements. The adoption of SFAS No. 161 will not impact the Company’s financial position, results of operations, EPS, or cash flows, but will expand the disclosures in the Company’s condensed consolidated financial statements.

3.	Fair Value of Financial Instruments

SFAS No. 157 defines fair value as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are based on market pricing data obtained from sources independent of the Company. Unobservable inputs reflect management’s judgment about the assumptions market participants would use in pricing the asset or liability. The fair value hierarchy includes three levels based on the objectivity of the inputs as follows:

•

Level 1 inputs are quoted prices in active markets as of the measurement date for identical assets or liabilities that the Company has the ability to access. This category includes active exchange-traded money market funds, mutual funds, and equity securities.

•

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. This category includes mortgage-backed securities, corporate debt securities, long-term certificates of deposit, non-publicly traded mutual funds, U.S. agency and municipal debt securities, and derivative contracts.

•

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not have any financial assets or liabilities utilizing Level 3 inputs as of March 31, 2008.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

The following table presents the Company’s fair value hierarchy for assets and liabilities measured on a recurring basis as of March 31, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets
Investments segregated and on deposit for federal or other regulatory purposes	$—	$6,493	$—	$6,493
Securities owned:
Mortgage-backed securities:
Non-agency	—	3,238	—	3,238
U.S. agencies	—	4,812	—	4,812

Total mortgage-backed securities	—	8,050	—	8,050
Corporate debt securities	—	840	—	840
U.S. agency notes	—	15	—	15
Certificates of deposit	—	793	—	793

Total available-for-sale securities	—	9,698	—	9,698
Schwab Funds money market funds	319	—	—	319
Fixed income, equity, and other securities	106	85	—	191
Equity and bond mutual funds	51	—	—	51

Total securities owned	476	9,783	—	10,259
Other assets:
Derivative contracts	—	12	—	12

Total other assets	—	12	—	12

Total assets at fair value	$476	$16,288	$—	$16,764

Liabilities
Accrued expenses and other liabilities:
Deferred compensation liability	$109	$47	$—	$156
Securities sold, not yet purchased	11	1	—	12
Derivative contracts	—	2	—	2

Total accrued expenses and other liabilities	120	50	—	170

Total liabilities at fair value	$120	$50	$—	$170

4.	Securities Owned

A summary of securities owned is as follows:

	March 31, 2008	December 31, 2007
Securities available for sale	$9,698	$7,526
Schwab Funds® money market funds	319	413
Fixed income, equity, and other securities	191	175
Equity and bond mutual funds	51	87

Total securities owned (1)	$10,259	$8,201

(1)	Amounts include securities pledged of $3 million at March 31, 2008 and $6 million at December 31, 2007.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

The amortized cost, fair value, and gross unrealized gains and losses on securities available for sale at March 31, 2008 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities:
Non-agency	$3,439	$—	$201	$3,238
U.S. agencies	4,803	44	35	4,812

Total mortgage-backed securities	8,242	44	236	8,050
Corporate debt securities	872	2	34	840
U.S. agency notes	15	—	—	15
Certificates of deposit	795	—	2	793

Total	$9,924	$46	$272	$9,698

A summary of investments with unrealized losses, aggregated by category and period of continuous unrealized loss at March 31, 2008 is as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
Non-agency	$2,711	$138	$442	$63	$3,153	$201
U.S. agencies	1,427	34	71	1	1,498	35

Total mortgage-backed securities	4,138	172	513	64	4,651	236
Corporate debt securities	765	29	29	5	794	34
Certificates of deposit	743	2	—	—	743	2

Total temporarily impaired securities	$5,646	$203	$542	$69	$6,188	$272

Management evaluates securities available for sale for other than temporary impairment on a quarterly basis. The evaluation of whether other-than-temporary impairment exists is a matter of judgment. The evaluation includes the assessment of several factors including: 1) whether the unrealized loss is solely due to changes in interest rates, 2) the length of time and the extent to which the fair value has been less than amortized cost, 3) the financial condition of the issuer, 4) the credit ratings of the issuer or security, 5) the collateral underlying the security, and 6) the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery. If management determines other-than-temporary impairment exists, the cost basis of the security is adjusted to the then-current fair value, with a corresponding loss recognized in current earnings. If future evaluations conclude that an impairment now considered to be temporary is other-than-temporary, the Company would recognize a realized loss through earnings at that time.

Securities available for sale with unrealized losses of $272 million as of March 31, 2008 included U.S. agency and non-agency collateralized mortgage obligations (CMOs), corporate debt securities and long- term certificates of deposit. U.S. agency CMOs do not have explicit credit ratings, however management considers these to be rated “AAA” (defined as a rating equivalent to a Moody’s rating of “Aaa” or a Standard and Poor’s rating of “AAA”) based on the guarantee of principal and interest by the U.S. agencies. For non-agency CMOs, management has reviewed the credit default experience of the underlying collateral and the extent of the unrealized losses to determine whether an other-than-temporary impairment existed. At March 31, 2008, the non-agency CMO’s were rated “AAA”. For corporate debt securities, management has reviewed the issuer’s financial condition and the extent and duration of the unrealized losses to determine whether an other-than-temporary impairment existed. At March 31, 2008, the corporate debt securities were not rated lower than investment grade (defined as a rating

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

equivalent to a Moody’s rating of “Baa” or higher, or a Standard and Poor’s rating of “BBB” or higher). Based on management’s evaluation and the Company’s intent and ability to hold such securities for a period of time sufficient to allow for anticipated recovery, management determined the unrealized losses were temporary as of March 31, 2008.

As of March 31, 2008, the number of investment positions with unrealized losses totaled 271.

The maturities of securities available for sale at March 31, 2008 are as follows:

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Mortgage-backed securities (1):
Non-agency	—	—	—	$3,238	$3,238
U.S. agencies	—	—	$182	4,630	4,812

Total mortgage-backed securities	—	—	182	7,868	8,050
Corporate debt securities	$168	$672	—	—	840
U.S. agency notes	15	—	—	—	15
Certificates of deposit	643	150	—	—	793

Estimated fair value	$826	$822	$182	$7,868	$9,698
Total amortized cost	$830	$852	$181	$8,061	$9,924

Net unrealized (losses) gains	$(4)	$(30)	$1	$(193)	$(226)

(1)

CMOs have been allocated over maturity groupings based on contractual maturities. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

There were no gross proceeds or gross realized gains or losses on sales of securities available for sale during the first quarters of 2008 or 2007. Realized gains and losses, if any, of securities available for sale would be recorded in other revenue on the Company’s condensed consolidated statements of income.

5.	Comprehensive Income

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is presented in the following table:

	Three Months Ended March 31,
	2008	2007
Net income	$305	$273
Other comprehensive (loss) income:
Change in net unrealized loss on cash flow hedging instruments:
Unrealized gain (loss)	—	(2)
Income tax effect	—	1

Net	—	(1)

Change in net unrealized loss on securities available for sale:
Unrealized (loss) gain	(196)	13
Income tax effect	78	(5)

Net	(118)	8

Total other comprehensive (loss) income	(118)	7

Comprehensive income	$187	$280

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

	Three Months Ended March 31,
	2008	2007
Net income	$305	$273

Weighted-average common shares outstanding – basic	1,149	1,251
Common stock equivalent shares related to stock incentive plans	10	15

Weighted-average common shares outstanding – diluted (1)	1,159	1,266

Basic EPS:
Income from continuing operations	$.27	$.19
Income from discontinued operations, net of tax	$—	$.03
Net income	$.27	$.22

Diluted EPS:
Income from continuing operations	$.26	$.19
Income from discontinued operations, net of tax	$—	$.03
Net income	$.26	$.22

(1)

Total antidilutive stock options and restricted stock awards excluded from the calculation of diluted earnings per share were 23 million and 31 million shares for the first quarters of 2008 and 2007, respectively.

7.	Regulatory Requirements

CSC is a savings and loan holding company and Schwab Bank is a federal savings bank. CSC and Schwab Bank are both subject to supervision and regulation by the Office of Thrift Supervision (OTS). CSC’s depository institution subsidiary is Schwab Bank.

As a savings and loan holding company, CSC is not subject to specific statutory capital requirements. CSC is required to maintain capital that is sufficient to support the holding company and its subsidiaries’ business activities, and the risks inherent in those activities. As CSC’s depository institution subsidiary, Schwab Bank is required to maintain a capital level that at least equals minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. At March 31, 2008, CSC and Schwab Bank met the capital level requirements.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

The regulatory capital and ratios for Schwab Bank at March 31, 2008 are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$1,060	13.3%	$318	4.0%	$478	6.0%
Total Capital	$1,070	13.4%	$637	8.0%	$796	10.0%
Leverage	$1,060	6.2%	$682	4.0%	$852	5.0%
Tangible Equity	$1,060	6.2%	$256	1.5%	N/A

N/A	Not applicable.

Based on its regulatory capital ratios at March 31, 2008, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events that management believes have changed Schwab Bank’s well-capitalized status.

Schwab is subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule). Schwab computes net capital under the alternative method permitted by the Uniform Net Capital Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. At March 31, 2008, 2% of aggregate debits was $237 million, which exceeded the minimum dollar requirement for Schwab of $250,000. At March 31, 2008, Schwab’s net capital was $1.1 billion (10% of aggregate debit balances), which was $912 million in excess of its minimum required net capital and $558 million in excess of 5% of aggregate debit balances. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

8.	Commitments and Contingent Liabilities

Guarantees: The Company recognizes, at the inception of a guarantee, a liability for the estimated fair value of the obligation undertaken in issuing the guarantee. The fair values of the obligations relating to guarantees are estimated based on transactions for similar guarantees or expected present value measures.

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

Separately, the Company has guaranteed certain payments in the event of a termination of certain mutual fund sub-advisor agreements, related to the adoption of AXA Rosenberg LLC’s U.S. family of mutual funds, known as the Laudus Funds®. Additionally, the Company has provided indemnifications related to facility leases to a counterparty in connection with the disposition of certain of its assets. At March 31, 2008, the Company’s maximum potential future liability under these agreements was approximately $130 million. Further, as discussed below under “Legal contingencies,” the Company provided an indemnification to UBS Securities LLC and UBS Americas Inc. (collectively referred to as UBS) for expenses associated with certain litigation. At March 31, 2008, the Company has a recorded liability of approximately $20 million reflecting the estimated fair value of these

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

guarantees and indemnifications. The fair value of these guarantees and indemnifications is not necessarily indicative of amounts that would be paid in the event a payment was required.

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company satisfies the margin requirements by arranging standby letters of credit (LOCs), in favor of the clearing houses, which are issued by multiple banks. At March 31, 2008, the aggregate face amount of these outstanding LOCs totaled $850 million. Schwab pays a fee to maintain these arrangements. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. Schwab also pays a fee to maintain these arrangements. At March 31, 2008, the aggregate face amount of these outstanding LOCs totaled $317 million. No funds were drawn under these LOCs at March 31, 2008.

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

The Company believes it has strong defenses in all significant matters currently pending and is contesting liability and the damages claimed. Nevertheless, some of these matters may result in adverse judgments or awards, including penalties, injunctions, or other relief, and the Company may also determine to settle a matter because of the uncertainty and risks of litigation. Predicting the outcome of a matter is inherently difficult, particularly where claimants seek substantial or unspecified damages, or when investigations or legal proceedings are at an early stage. In many cases, including those matters described below, it is not possible to determine whether a loss will be incurred or to estimate the range of that loss until the matter is close to resolution. However, based on current information and consultation with counsel, management believes that the resolution of matters currently pending, including those described below, will not have a material adverse impact on the financial condition or cash flows of the Company, but could be material to the Company’s operating results for a particular future period, depending on results for that period.

YieldPlus Fund Litigation: In March 2008, two purported class action lawsuits were filed on behalf of investors in the Schwab YieldPlus Fund® alleging that the mutual fund’s registration statements and prospectuses were false and misleading in violation of federal securities laws. Six additional purported class action lawsuits asserting largely identical claims were filed in April 2008. Named defendants in the eight lawsuits include the Company, Schwab, CSIM, Randall W. Merk, Charles R. Schwab, and other current and former management affiliated trustees and officers of the fund and/or Schwab. In addition, several of the lawsuits name the fund itself, Schwab Investments (registrant and issuer of the fund’s shares), and/or current and former independent trustees of the fund. Claimants seek unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, and costs and attorneys fees. Five of the lawsuits have been filed in the U.S. District Court for the Northern District of California, two in the U.S. District Court for Massachusetts, and one in the U.S. District Court for the Southern District of New York. The five California cases have been assigned to the same judge, and the Company will seek consolidation of all eight cases into a single action.

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

The Company structures its segments according to its various types of clients and the services provided to those clients. The Company’s three reportable segments are Schwab Investor Services, Schwab Institutional®, and Schwab Corporate and Retirement Services. The Company evaluates the performance of its segments on a pre-tax basis excluding items such as restructuring charges, impairment charges, discontinued operations, and extraordinary items. Segment assets are not disclosed because the balances are not used for evaluating segment performance and deciding how to allocate resources to segments. There are no revenues from transactions with other segments within the Company.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

Financial information for the Company’s reportable segments is presented in the following table:

	Three Months Ended March 31,
	2008	2007
Net revenues:
Schwab Investor Services	$864	$777
Schwab Institutional	310	261
Schwab Corporate and Retirement Services	129	110
Unallocated	4	5

Total net revenues	$1,307	$1,153

Income from continuing operations before taxes on income:
Schwab Investor Services	$322	$252
Schwab Institutional	156	109
Schwab Corporate and Retirement Services	31	30
Unallocated	(1)	—

Income from continuing operations before taxes on income	508	391
Taxes on income	(203)	(155)
Income from discontinued operations, net of tax	—	37

Net income	$305	$273

10.	Supplemental Cash Flow Information

Certain information affecting the cash flows of the Company is presented in the following table:

	Three Months Ended March 31,
	2008	2007
Income taxes paid (1)	$63	$12

Interest paid:
Payables to brokerage clients	$37	$97
Deposits from banking clients	40	60
Long-term debt	12	5
Other	4	6

Total interest paid	$93	$168

(1)	In 2007, amount includes discontinued operations.

11.	Discontinued Operations

On July 1, 2007, the Company completed the sale of all of the outstanding stock of U.S. Trust. The components of income from discontinued operations related to the sale of U.S. Trust for the first quarter of 2007 are as follows: net revenues of $219 million; pre-tax income of $58 million; taxes on income of $22 million; and after-tax income of $36 million.

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

(Unaudited)

U.S. Trust stock. This amount was included in income from discontinued operations, net of tax on the Company’s condensed consolidated statements of income. This initial estimate of the tax benefit was based on publicly available information, including information on the composition of U.S. Trust’s stockholders at the acquisition date and the market price of U.S. Trust stock during relevant periods, and was subject to adjustment following a survey of former U.S. Trust stockholders. The Company completed the survey in the third quarter of 2007. Based upon the results of this survey, the Company recorded an additional $72 million income tax benefit in the third quarter of 2007. This tax benefit estimate is subject to examination by the Internal Revenue Service (IRS). The IRS accepted the Company’s request for a pre-filing agreement related to this tax benefit. The related examination is expected to be completed in 2008.

12.	Restructuring Reserve

A summary of the activity in the facilities restructuring reserve related to the Company’s past restructuring initiatives, as well as certain retained restructuring-related obligations following the past sales of SSCM and Charles Schwab Europe, for the first quarter of 2008 is as follows:

Balance at December 31, 2007	$77
Cash payments - net	(5)

Balance at March 31, 2008 (1)	$72

(1)	The Company expects to substantially utilize the remaining facilities restructuring reserve through cash payments for the net lease expense over the respective lease terms through 2017.

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

OVERVIEW

Management of The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key financial and non-financial metrics in evaluating the Company’s financial position and operating performance. All information contained in this Form 10-Q is presented on a continuing operations basis unless otherwise noted. Results for the first quarters of 2008 and 2007 are shown in the following table:

	Three Months Ended March 31,		Percent
	2008	2007	Change
Client Activity Metrics:
Net new client assets (in billions) (1,2)	$41.3	$54.4	(24%)
Client assets (in billions, at quarter end)	$1,393.0	$1,305.7	7%
Clients’ daily average trades (in thousands)	327.2	266.3	23%

Company Financial Metrics:
Net revenue growth from prior year’s period	13%	9%
Pre-tax profit margin from continuing operations	38.9%	33.9%
Return on stockholders’ equity	33%	22%
Annualized net revenue per average full-time equivalent employee (in thousands) (3)	$391	$366	7%

(1)	Includes inflows of $17.8 billion in the first quarter of 2007 related to the acquisition of The 401(k) Company.

(2)	Effective in the third quarter of 2007, amounts include the Company’s mutual fund clearing services business’ daily net settlements. All prior period amounts have been recast to reflect this change.

(3)	Amount excludes the impact of 365 employees related to the acquisition of The 401(k) Company on March 31, 2007 as there was no associated revenue recorded in the first quarter of 2007.

The first quarter of 2008 was marked by significant ongoing disruption to the housing and credit markets, as well as a general economic slow down. The equity markets experienced increased volatility and all major equity indexes decreased. The Nasdaq Composite Index, S&P 500 Index, and the Dow Jones Industrial Average decreased 14%, 10% and 8%, respectively, during the first quarter of 2008. The Federal Reserve reduced the federal funds rate by 200 basis points to 2.25% during the first quarter of 2008 citing slowing economic growth and deterioration in the financial markets.

Despite the difficult economic environment, clients remained actively engaged with the Company in managing their investments. Net new client assets were $41.3 billion during the first quarter of 2008. Net new client assets decreased from the first quarter of 2007 due to client assets obtained from the acquisition of The 401(k) Company in 2007. Excluding the effect of this acquisition, net new client assets rose 13% percent in the first quarter of 2008. Total client assets ended the first quarter of 2008 at $1.393 trillion, up 7% from the prior year. Additionally, clients’ daily average trades increased 23% to 327,200 in the first quarter of 2008.

Net revenues grew on a year-over-year basis, rising by 13% compared to the first quarter of 2007 as all major sources of revenue (asset management and administration fees, net interest revenue, and trading revenue) increased. Total expenses in the first quarter of 2008 increased $37 million, or 5%, compared to the first quarter of 2007, primarily due to higher advertising and market development expense, professional services expense, and compensation and benefits expense. As a result of revenue growth and expense discipline, the Company achieved a pre-tax profit margin from continuing operations of 38.9%, up from 33.9% for the same period in 2007. Annualized net revenue per average full-time equivalent employee was $391,000 in the first quarter of 2008, up 7% from the first quarter of 2007 due to revenue growth. Return on stockholders’ equity increased to 33% in the

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

first quarter of 2008, compared to 22% in the first quarter of 2007, reflecting earnings growth and the Company’s continued active management of its capital base.

Segment Information

The Company provides financial services to individuals and institutional and corporate clients through three segments – Schwab Investor Services, Schwab Institutional®, and Schwab Corporate and Retirement Services. The Schwab Investor Services segment includes the Company’s retail brokerage and banking operations. The Schwab Institutional segment provides custodial, trading, and support services to independent investment advisors. The Schwab Corporate and Retirement Services segment provides retirement plan services, plan administrator services, stock plan services, and mutual fund clearing services. The Company evaluates the performance of its segments on a pre-tax basis excluding items such as restructuring charges, impairment charges, discontinued operations, and extraordinary items.

Financial information for the Company’s reportable segments is presented in the following table:

	Three Months Ended March 31,		Percent
	2008	2007	Change
Schwab Investor Services:
Net revenues	$864	$777	11%
Expenses excluding interest	542	525	3%

Contribution margin	$322	$252	28%

Schwab Institutional:
Net revenues	$310	$261	19%
Expenses excluding interest	154	152	1%

Contribution margin	$156	$109	43%

Schwab Corporate and Retirement Services:
Net revenues	$129	$110	17%
Expenses excluding interest	98	80	23%

Contribution margin	$31	$30	3%

Unallocated:
Net revenues	$4	$5	N/M
Expenses excluding interest	5	5	N/M

Contribution margin	$(1)	$—	N/M

Total:
Net revenues	$1,307	$1,153	13%
Expenses excluding interest	799	762	5%

Contribution margin	$508	$391	30%

N/M Not meaningful.

Schwab Investor Services

Net revenues increased by $87 million, or 11%, from the first quarter of 2007, due to an increase in all major sources of revenue (asset management and administration fees, net interest revenue, and trading revenue). Asset management and administration fees increased as a result of higher balances of client assets in the Company’s proprietary and other third-party mutual funds. Net interest revenue increased due to higher levels of interest-earning assets, partially offset by the impact of a decrease in the average net yield earned on interest-earning assets. Trading revenue increased primarily due to higher daily average revenue trades. Expenses excluding interest increased by $17 million, or 3%, from the first quarter of 2007 primarily due to an increase in client servicing costs as well as higher marketing expense.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Schwab Institutional

Net revenues increased by $49 million, or 19%, from the first quarter of 2007 primarily due to increases in asset management and administration fees and trading revenues. Asset management and administration fees increased as a result of increases in the balances of client assets in the Company’s proprietary and other third-party mutual funds. Trading revenue increased primarily due to higher daily average revenue trades. Expenses excluding interest remained relatively flat in the first quarter of 2008 compared to the first quarter of 2007.

Schwab Corporate and Retirement Services

Net revenues increased by $19 million, or 17%, from the first quarter of 2007 due to higher asset management and administration fees and the acquisition of The 401(k) Company on March 31, 2007. Asset management and administration fees increased as a result of an increase in balances of client assets in the Company’s proprietary and other third-party mutual funds. Expenses excluding interest increased by $18 million, or 23%, from the first quarter of 2007 primarily due to increased costs to service additional corporate retirement plan participants resulting from the acquisition of The 401(k) Company on March 31, 2007.

RESULTS OF OPERATIONS

	Three Months Ended March 31,		Percent
	2008	2007	Change
Asset management and administration fees	$613	$534	15%
Net interest revenue	419	384	9%
Trading revenue	246	202	22%
Other	29	33	(12%)

Total net revenues	1,307	1,153	13%
Expenses excluding interest	799	762	5%

Income from continuing operations before taxes on income	508	391	30%
Taxes on income	(203)	(155)	31%

Income from continuing operations	305	236	29%
Income from discontinued operations, net of tax	—	37	N/M

Net income	$305	$273	12%

Earnings per share from continuing operations – diluted	$.26	$.19	37%
Earnings per share – diluted	$.26	$.22	18%
Pre-tax profit margin from continuing operations	38.9%	33.9%
Effective income tax rate on income from continuing operations	40.0%	39.6%

N/M Not meaningful.

Asset management and administration fees increased from the first quarter of 2007 due to higher levels of client assets. Net interest revenue increased from the first quarter of 2007 due to higher levels of interest earning assets, partially offset by the impact of a decrease in the average net yield earned on interest-earning assets in the first quarter of 2008. The increase in trading revenue from the first quarter of 2007 was primarily due to higher daily average revenue trades. The increase in expenses excluding interest from the first quarter of 2007 was primarily due to higher advertising and market development expense, professional services expense, and compensation and benefits expense. Income from continuing operations increased by 29% to $305 million in the first quarter of 2008 as compared to the same period in 2007.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Net Revenues

The Company categorizes its revenues as either asset-based and other revenues or trading revenue. As shown in the following table, both total asset-based and other revenues and total trading revenue increased in the first quarter of 2008 from the first quarter of 2007.

Three Months Ended March 31,		2008		2007
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset-based and other revenues:
Asset management and administration fees (1)
Mutual fund service fees:
Proprietary funds (Schwab Funds® and Laudus Funds® )	20%	$322	25%	$268	23%
Mutual Fund OneSource®	4%	148	11%	142	12%
Clearing and other	53%	29	2%	19	2%
Investment management and trust fees	3%	90	7%	87	7%
Other	33%	24	2%	18	1%

Asset management and administration fees	15%	613	47%	534	45%

Net Interest revenue
Interest revenue	(7%)	510	39%	551	48%
Interest expense	(46%)	91	7%	167	14%

Net Interest revenue	9%	419	32%	384	34%

Other	(12%)	29	2%	33	3%

Total asset-based and other revenues	12%	1,061	81%	951	82%

Trading revenue:
Commissions	22%	213	16%	175	15%
Principal transactions	22%	33	3%	27	3%

Total trading revenue	22%	246	19%	202	18%

Total net revenues	13%	$1,307	100%	$1,153	100%

(1)	Certain prior-year amounts have been reclassified to conform to the 2008 presentation.

Asset Management and Administration Fees

Asset management and administration fees include mutual fund service fees and fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for transfer agent services, shareholder services, administration, and investment management provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. These fees are based upon the daily balances of client assets invested in third-party funds and the Company’s proprietary funds. The Company also earns asset management fees for advisory and managed account services, which are based on the daily balances of client assets subject to the specific fee for service. The fair values of client assets, which include proprietary and third-party mutual funds, are based on quoted market prices and other observable market data. Asset management and administration fees may vary with changes in the balances of client assets due to market fluctuations and levels of net new client assets.

The $79 million increase in asset management and administration fees from the first quarter of 2007 was primarily due to higher proprietary mutual fund balances and revenues from The 401(k) Company, which was acquired on March 31, 2007. The $70 million, or 16% increase in mutual fund service fees from the first quarter of 2007 was primarily due to a 23% rise in the Company’s proprietary mutual fund asset balances. The 401(k)

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Company revenues, which are included in clearing and other mutual fund service fees and other asset management and administration fees, totaled $11 million in the first quarter of 2008.

Net Interest Revenue

Net interest revenue is the difference between interest earned on certain assets (mainly receivables from brokerage clients, cash and investments segregated, securities available for sale, cash and cash equivalents, and loans to banking clients) and interest paid on interest-bearing liabilities (mainly payables to brokerage clients, deposits from banking clients, and long-term debt). Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. The Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets generally reprice more quickly than interest-bearing liabilities). In the event of falling interest rates, the Company might attempt to mitigate some of this negative impact by extending the maturities of assets in investment portfolios to lock-in asset yields as well as by lowering rates paid to clients on interest-bearing liabilities. The Company’s flexibility in repricing these liabilities is increasingly constrained as short term rates approach zero.

In clearing its clients’ trades, Schwab holds cash balances payable to clients. In most cases, Schwab pays its clients interest on cash balances awaiting investment, and may invest these funds and earn interest revenue. Receivables from brokerage clients consist primarily of margin loans to brokerage clients. Margin loans arise when Schwab lends funds to clients on a secured basis to purchase securities. Pursuant to Securities and Exchange Commission (SEC) regulations, client cash balances that are not used for margin lending are generally segregated into investment accounts that are maintained for the exclusive benefit of clients.

The amount of excess cash held in certain Charles Schwab & Co., Inc. (Schwab) brokerage client accounts that is swept into money market deposit accounts at Charles Schwab Bank (Schwab Bank) and (through May 2007) at U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) has increased significantly since the program’s inception in 2003. Average interest-bearing banking deposits increased $3.4 billion, or 30%, to $14.6 billion from the first quarter of 2007. As a result, the average balance of securities available for sale increased $1.4 billion, or 20%, to $8.2 billion while the average balance of loans to banking clients increased $1.3 billion, or 55%, to $3.7 billion from the first quarter of 2007.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheet:

Three Months Ended March 31,	2008			2007 (1)
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$5,160	$49	3.82%	$3,861	$51	5.36%
Cash and investments segregated	10,294	99	3.87%	11,140	139	5.06%
Securities available for sale (2)	8,213	99	4.85%	6,844	91	5.39%
Receivables from brokers, dealers and clearing organizations	558	4	2.88%	563	7	5.04%
Receivables from brokerage clients	11,204	181	6.50%	10,183	208	8.28%
Loans to banking clients	3,697	48	5.22%	2,391	37	6.28%

Total interest-earning assets	39,126	480	4.93%	34,982	533	6.18%

Other interest revenue		30			18

Total interest-earning assets	$39,126	$510	5.24%	$34,982	$551	6.39%

Funding sources:
Deposits from banking clients	$14,634	$36.99%		$11,281	$59	2.12%
Payables to brokerage clients	15,317	35.92%		15,647	96	2.49%
Long-term debt	901	15	6.70%	387	7	7.34%

Total interest-bearing liabilities	30,852	86	1.12%	27,315	162	2.41%

Non-interest bearing funding sources	8,274	—		7,667	—
Other interest expense		5			5

Total funding sources	$39,126	$91.93%		$34,982	$167	1.94%

Net interest revenue		$419	4.31%		$384	4.45%

(1)

Prior to 2008 the Company presented tabular information of net interest revenue based on selected client balance and other activity. Prior period information has been recast to conform to the current presentation which is based on all interest-earning assets and funding sources on the condensed consolidated balance sheet.

(2)	Amounts have been calculated based on amortized cost.

The increase in net interest revenue from the first quarter of 2007 was due to higher average interest-earning assets, partially offset by the impact of a decrease in the net interest yield from 4.45% in the first quarter of 2007 to 4.31% in the first quarter of 2008. Consistent with declines in general market interest rates prevalent in the first quarter of 2008, the Company experienced declines in the yields of all interest-earning assets during the first quarter of 2008 compared to the first quarter of 2007. Accordingly, the rates on deposits to banking clients and payables to brokerage clients also decreased during the first quarter of 2008 compared to the first quarter of 2007. The decline in the average interest rate on long-term debt was due to the additional debt issued at lower interest rates as part of the capital restructuring in mid 2007.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Trading Revenue

Trading revenue includes commission revenue (generated by executing client trades) and principal transaction revenues (from client fixed income securities trading activity). The increase in trading revenue from the first quarter of 2007 was primarily due to a 19% increase in daily average revenue trades. The increase in daily average revenue trades was due to higher volumes of equity and option trading.

	Three Months Ended March 31,		Percent
	2008	2007	Change
Daily average revenue trades (in thousands) (1)	274.6	230.4	19%
Number of trading days	61.0	61.0	—
Average revenue earned per revenue trade	$14.47	$14.33	1%

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

Expenses Excluding Interest

As shown in the table below, total expenses excluding interest increased in the first quarter of 2008 primarily due to higher advertising and market development expense, professional services expense, and compensation and benefits expense.

	Three Months Ended March 31,		Percent
	2008	2007	Change
Compensation and benefits	$437	$430	2%
Professional services	84	74	14%
Occupancy and equipment	74	68	9%
Advertising and market development	76	66	15%
Communications	52	49	6%
Depreciation and amortization	38	39	(3%)
Other	38	36	6%

Total expenses excluding interest	$799	$762	5%

Expenses as a percentage of total net revenues:
Total expenses excluding interest	61.1%	66.1%
Advertising and market development	5.8%	5.7%

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Compensation and Benefits

The increase in compensation and benefits expense from the first quarter of 2007 was primarily due to an increase in full-time equivalent employees, offset in part by a decline in employee benefits and other expenses due to a decrease in deferred compensation expense. The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended March 31,		Percent
	2008	2007	Change
Salaries and wages	$250	$237	5%
Incentive compensation (1)	116	116	—
Employee benefits and other	71	77	(8%)

Total compensation and benefits expense	$437	$430	2%

Compensation and benefits expense as a percentage of total net revenues:
Salaries and wages	19.1%	20.6%
Incentive compensation	8.9%	10.1%
Employee benefits and other	5.4%	6.6%

Total compensation and benefits expense	33.4%	37.3%

Full-time equivalent employees (in thousands) (2)
At quarter end	13.4	13.0	3%
Average	13.4	12.7	6%

(1)	Includes incentives, discretionary bonus costs, long-term incentive plan compensation, stock-based compensation, and employee stock purchase plan expense.

(2)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

For the first quarter of 2008, net revenue growth exceeded compensation and benefits expense growth, resulting in a declining ratio of compensation and benefits expense as a percentage of total net revenues.

Expenses Excluding Compensation and Benefits

The increase in professional services expense from the first quarter of 2007 was primarily due to increases in fees paid to outsourced service providers and consultants. The increase in occupancy and equipment expense from the first quarter of 2007 was due to increases in data processing equipment expense of $3 million and occupancy expense of $3 million. The increase in advertising and marketing development expense from the first quarter of 2007 was due to higher media spending related to the Company’s “Talk to Chuck™” national advertising campaign and higher marketing expenses related to the Schwab Bank High Yield Investor Checking™ product. The increase in communications expense from the first quarter of 2007 was due to higher levels of postage and printing costs.

Taxes on Income

The Company’s effective income tax rate on income from continuing operations was 40.0% for the first quarter of 2008, compared to a tax rate of 39.6% for the first quarter of 2007. The increase in the first quarter of 2008 was primarily due to higher state income tax rates.

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

CSC is a savings and loan holding company and Schwab Bank is a federal savings bank. CSC and Schwab Bank are both subject to supervision and regulation by the Office of Thrift Supervision. CSC’s depository institution subsidiary is Schwab Bank.

As a savings and loan holding company, CSC is not subject to specific statutory capital requirements. CSC is required to maintain capital that is sufficient to support the holding company and its subsidiaries’ business activities, and the risks inherent in those activities. To manage capital adequacy, CSC currently utilizes a target Tier 1 Leverage Ratio, as defined by the Board of Governors of the Federal Reserve System, of at least 6%. As CSC’s depository institution subsidiary, Schwab Bank is required to maintain a capital level that at least equals minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct effect on Schwab Bank. Based on its regulatory capital ratios at March 31, 2008, Schwab Bank is considered well capitalized.

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

CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes, of which $473 million was outstanding at March 31, 2008, have maturities ranging from 2008 to 2017 and fixed interest rates ranging from 6.38% to 8.05% with interest payable semiannually. The Medium-Term Notes are rated A2 by Moody’s Investors Service (Moody’s), A by Standard & Poor’s Ratings Group (S&P), and A by Fitch Ratings, Ltd. (Fitch).

CSC has a prospectus supplement on file with the SEC enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At March 31, 2008, $500 million of these notes remained unissued.

CSC has a Registration Statement under the Securities Act of 1933 on Form S-3 on file with the SEC relating to a universal shelf registration for the issuance of up to $1.0 billion aggregate amount of various securities, including common stock, preferred stock, debt securities, and warrants. At March 31, 2008, $300 million of junior subordinated notes under this registration statement were outstanding and have a fixed interest rate of 7.50% until 2017 and a floating rate thereafter. At March 31, 2008, $700 million of these securities remained unissued.

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and is not subject to voluntary prepayment. The proceeds of the commercial paper program are to be used for general corporate purposes. At March 31, 2008, no commercial paper had

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

been issued. CSC commenced issuing Notes on April 22, 2008. CSC’s ratings for these short-term borrowings are P-1 by Moody’s, A-1 by S&P, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of eighteen banks which is scheduled to expire in June 2008. CSC plans to establish a similar facility to replace this one when it expires. This facility was unused during the first quarter of 2008. The funds under this facility are available for general corporate purposes, including repayment of the Notes discussed above, and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of stockholders’ equity, Schwab to maintain a minimum net capital ratio, as defined, and Schwab Bank to be well capitalized, as defined. Management believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $1.1 billion of the $1.2 billion uncommitted, unsecured bank credit lines provided by eight banks that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. These lines were not used by CSC during the first quarter of 2008.

In addition, Schwab provides CSC with a $1.0 billion credit facility maturing in 2009. No funds were drawn under this facility at March 31, 2008.

Schwab

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $19.5 billion at both March 31, 2008 and December 31, 2007. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.

The Company has a lease financing liability related to an office building and land under a 20-year lease. The remaining lease financing liability of $120 million at March 31, 2008 is being reduced by a portion of the lease payments over the remaining lease term of approximately 17 years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of eight banks totaling $1.2 billion at March 31, 2008. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-bearing investments, and movements of cash to meet segregation requirements. Schwab used such borrowings for four days during the first quarter of 2008, with daily amounts borrowed averaging $289 million. There were no borrowings outstanding under these lines at March 31, 2008.

To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured standby letter of credit (LOCs) agreements with eleven banks in favor of the OCC aggregating $850 million at March 31, 2008. Schwab pays a fee to maintain these arrangements. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. Schwab also pays a fee to maintain these arrangements. At March 31, 2008, the aggregate face amount of these outstanding LOCs totaled $317 million. No funds were drawn under these LOCs at March 31, 2008.

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At March 31, 2008, Schwab’s net capital was $1.1 billion (10% of aggregate debit

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

balances), which was $912 million in excess of its minimum required net capital and $558 million in excess of 5% of aggregate debit balances.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility which is scheduled to expire in March 2010. The amount outstanding under this facility at March 31, 2008 was $220 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $1.0 billion credit facility maturing in 2009. Borrowings under this facility do not qualify as regulatory capital for Schwab. No funds were drawn under this facility at March 31, 2008.

Schwab Bank

Schwab Bank’s current liquidity needs are generally met through deposits from banking clients and equity capital.

The excess cash held in certain Schwab brokerage client accounts is swept into a money market deposit account at Schwab Bank. At March 31, 2008, these balances totaled $13.1 billion.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, CSC provides Schwab Bank with a $100 million short-term credit facility maturing in December 2009. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. No funds were drawn under this facility at March 31, 2008.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System (FHLB). At March 31, 2008, $537 million was available, and no funds were drawn under this facility.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio of less than 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at March 31, 2008 was $4.5 billion, down $166 million, or 4%, from December 31, 2007.

At March 31, 2008, the Company had long-term debt of $903 million, or 20% of total financial capital, that bears interest at a weighted-average rate of 7.02%. At December 31, 2007, the Company had long-term debt of $899 million, or 19% of total financial capital. The Company repaid $1 million of long-term debt in the first quarter of 2008.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Capital Expenditures

In the first quarters of 2008 and 2007, the Company’s capital expenditures were $48 million and $39 million, respectively. Capital expenditures in the first quarters of 2008 and 2007 were primarily for software and equipment relating to the Company’s information technology systems. Capital expenditures include capitalized costs for developing internal-use software of $13 million in the first quarters of both 2008 and 2007.

Dividends

During the first quarters of 2008 and 2007, CSC paid common stock cash dividends of $58 million and $63 million, respectively.

Share Repurchases

On March 13, 2008, CSC’s Board of Directors authorized the repurchase of up to $500 million of CSC’s common stock, in addition to the remaining authorization previously granted by the Board of Directors. During the first quarter of 2008, CSC repurchased 17 million shares of its common stock for $350 million. CSC repurchased 21 million shares of its common stock for $391 million in the first quarter of 2007. As of March 31, 2008, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock.

Off-Balance-Sheet Arrangements

The Company enters into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit. Additionally, the Company enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For discussion on the Company’s off-balance-sheet arrangements, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and note “8 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements.

RISK MANAGEMENT

For discussion on the Company’s principal risks and some of the policies and procedures for risk identification, assessment, and management, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. For updated information on the Company’s credit risk and concentration risk exposures, see below. For a discussion on liquidity risk, see “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” for additional information relating to market risk.

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

Credit Risk Exposures

The Company has exposure to credit risk associated with the Company’s loans to banking clients held at Schwab Bank. The Company’s loans to banking clients primarily include portfolios of first lien 3-, 5- and 7- year adjustable

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

rate mortgage loans (First Mortgage portfolio) of $2.5 billion and home equity lines of credit (HELOC portfolio) of $1.4 billion at March 31, 2008. The Company does not offer loans that allow for negative amortization. The Company maintains credit underwriting standards that have limited the exposure to the types of loans that experienced high foreclosures and loss rates elsewhere in 2007 and the first quarter of 2008. The Company does not originate or purchase subprime loans (generally defined as extensions of credit to borrowers with a Fair Isaac & Company (FICO) credit score of less than 620 at origination), unless the borrower has compensating credit factors. At March 31, 2008, approximately 1% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with FICO credit scores of less than 620. The allowance for credit losses was $9 million and nonaccrual loans totaled $5 million at March 31, 2008. Loan charge-offs were insignificant during the first quarter of 2008.

The Company has exposure to credit risk associated with its securities available for sale portfolio. This portfolio includes U.S. agency and non-agency collateralized mortgage obligations (CMOs), corporate debt securities, long term certificates of deposit, and U.S. agency notes. The securities available for sale portfolio totaled $9.7 billion as of March 31, 2008. U.S. agency CMOs do not have explicit credit ratings, however management considers these to be rated “AAA” (defined as a rating equivalent to a Moody’s rating of “Aaa” or a Standard and Poor’s rating of “AAA”) based on the guarantee of principal and interest by the U.S. agencies. At March 31, 2008, the corporate debt securities were not rated lower than investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard and Poor’s rating of “BBB” or higher).

Concentration Risk Exposures

The Company has concentration risk exposure when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry. The Company’s investments in mortgage-backed securities including CMOs totaled $8.1 billion at March 31, 2008. Of these, $4.8 billion were U.S. agency securities. The mortgage-backed securities portfolio also included $674 million of CMOs at March 31, 2008, in which the underlying loans are considered “Alt-A” (defined as loans with reduced documentation at origination) and were rated “AAA”. The Company’s investments in corporate debt securities totaled $840 million at March 31, 2008, with the majority issued by institutions in the financial services industry. The Company’s balance of loans to banking clients, net, totaled $4.0 billion at March 31, 2008. Approximately 80% of the First Mortgage portfolio consisted of loans with interest-only payment terms. The interest rates on approximately 80% of these interest-only loans are not scheduled to reset for 3 or more years. At March 31, 2008, 32% of the residential real estate mortgages and 45% of the home equity lines of credit balances were secured by properties which are located in California. The Company is also subject to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry.

The Company is subject to indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. U.S. Government and agency securities held as collateral for resale agreements at March 31, 2008 totaled $3.3 billion.

CRITICAL ACCOUNTING ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to these critical accounting estimates during the first quarter of 2008.

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

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things:

•

the impact of changes in the likelihood of indemnification and guarantee payment obligations (see note “8 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements);

•

the impact of legal proceedings and regulatory matters (see note “8 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements and Part II – Other Information, Item 1 – Legal Proceedings);

•	the impact of changes in the income tax benefit related to the sale of U.S. Trust (see note “11 – Discontinued Operations” in the Notes to Condensed Consolidated Financial Statements);

•	the impact of changes in estimated costs related to past restructuring initiatives (see note “12 – Restructuring Reserve” in the Notes to Condensed Consolidated Financial Statements);

•	target capital ratios (see Liquidity and Capital Resources); and

•	sources of liquidity and capital (see Liquidity and Capital Resources – Liquidity).

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

Important factors that may cause such differences are noted in this interim report and include, but are not limited to:

•	potential breaches of contractual terms for which the Company has indemnification obligations;

•	unanticipated adverse developments in litigation or regulatory matters;

•	the timing and impact of tax examinations and the settlement of tax audits;

•	the Company’s ability to sublease certain properties;

•	the level of the Company’s stock repurchase activity;

•	the amount of loans to the Company’s brokerage and banking clients; and

•	changes in general economic and financial market conditions.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

THE CHARLES SCHWAB CORPORATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for loss due to a change in the value of a financial instrument held by the Company as a result of fluctuations in interest rates or equity prices.

For the Company’s market risk related to its interest rate risk, a sensitivity analysis, referred to as a net interest revenue simulation model, is shown below. The Company is exposed to interest rate risk primarily from changes in the interest rates on its interest-earning assets (cash and cash equivalents, cash and investments segregated, securities available for sale, receivables from brokers, dealers, and clearing organizations, receivables from brokerage clients, and loans to banking clients) and its funding sources (including deposits from banking clients, payables to brokerage clients, and long-term debt) which finance these assets. To mitigate the risk of loss, the Company has established policies and procedures which include setting guidelines on the amount of net interest revenue at risk, and by monitoring the net interest margin and average maturity of its interest-earning assets and funding sources. To remain within these guidelines, the Company manages the maturity, repricing, and cash flow characteristics of the investment portfolios. The Company also has the ability to adjust the rates paid on certain brokerage client cash balances and certain banking deposits and the rates charged on margin loans.

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

THE CHARLES SCHWAB CORPORATION

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next twelve months at March 31, 2008 and December 31, 2007. While the Company typically uses a gradual 200 basis point change, it revised the methodology at March 31, 2008 due to the current low levels of interest rates. The Company will use a gradual 100 basis point change until such time as the level of interest rates justifies a return to the previous methodology.

Percentage Increase (Decrease)	March 31, 2008	December 31, 2007
Increase of 100 basis points	4.1%	4.4%
Decrease of 100 basis points	(6.8%)	(3.1%)

The disproportionate net interest revenue sensitivity in the decrease of 100 basis points scenario is primarily due to assumptions that rates paid on certain brokerage client cash balances and banking deposits cannot go below zero percent. The Company remains positioned to experience increases in net interest revenue as rates rise and decreases as rates fall.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to claims and lawsuits in the ordinary course of its business, including arbitrations, class actions, and other litigation, some of which include claims for substantial or unspecified damages. The Company is also the subject of inquiries, investigations, and proceedings by various regulatory and other governmental agencies. In addition, the Company is responding to certain litigation claims brought against former subsidiaries pursuant to indemnities it has provided to purchasers of those entities. Certain of these matters are described below and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company believes it has strong defenses in all significant matters currently pending and is contesting liability and the damages claimed. Nevertheless, some of these matters may result in adverse judgments or awards, including penalties, injunctions, or other relief, and the Company may also determine to settle a matter because of the uncertainty and risks of litigation. Predicting the outcome of a matter is inherently difficult, particularly where claimants seek substantial or unspecified damages, or when investigations or legal proceedings are at an early stage. In many cases, including those matters described below, it is not possible to

THE CHARLES SCHWAB CORPORATION

determine whether a loss will be incurred or to estimate the range of that loss until the matter is close to resolution. However, based on current information and consultation with counsel, management believes that the resolution of matters currently pending will not have a material adverse impact on the financial condition or cash flows of the Company, but could be material to the Company’s operating results for a particular future period, depending on results for that period.

YieldPlus Fund Litigation: In March 2008, two purported class action lawsuits were filed on behalf of investors in the Schwab YieldPlus Fund® alleging that the mutual fund’s registration statements and prospectuses were false and misleading in violation of federal securities laws. Six additional purported class action lawsuits asserting largely identical claims were filed in April 2008. Named defendants in the eight lawsuits include the Company, Schwab, Charles Schwab Investment Management, Inc., Randall W. Merk, Charles R. Schwab, and other current and former management affiliated trustees and officers of the fund and/or Schwab. In addition, several of the lawsuits name the fund itself, Schwab Investments (registrant and issuer of the fund’s shares), and/or current and former independent trustees of the fund. Claimants seek unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, and costs and attorneys fees. Five of the lawsuits have been filed in the U.S. District Court for the Northern District of California, two in the U.S. District Court for Massachusetts, and one in the U.S. District Court for the Southern District of New York. The five California cases have been assigned to the same judge, and the Company will seek consolidation of all eight cases into a single action.

Item 1A.	Risk Factors

During the first quarter of 2008, there have been no material changes to the risk factors in “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

THE CHARLES SCHWAB CORPORATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the first quarter of 2008.

Month	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in millions)
January:
Share repurchase program (1)	3,200	$21.57	3,200	$377
Employee transactions (2)	18	$23.24	N/A	N/A
February:
Share repurchase program (1)	9,004	$20.23	9,004	$194
Employee transactions (2)	13	$20.35	N/A	N/A
March:
Share repurchase program (1)	5,049	$19.51	5,049	$596
Employee transactions (2)	10	$19.26	N/A	N/A

Total:
Share repurchase program (1)	17,253	$20.27	17,253	$596
Employee transactions (2)	41	$21.34	N/A	N/A

N/A	Not applicable.

(1)

All shares were repurchased under authorizations by CSC’s Board of Directors covering up to $500 million of common stock publicly announced by the Company on April 25, 2007. On March 13, 2008, CSC’s Board of Directors publicly announced the authorization to repurchase up to an additional $500 million of the Company’s common stock. The remaining authorizations do not have an expiration date.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

THE CHARLES SCHWAB CORPORATION

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit

10.314	Employment Agreement dated as of March 13, 2008 between the Registrant and Charles R. Schwab (supersedes Exhibit 10.253)	(2)

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

(1)	Furnished as an exhibit to this quarterly report on Form 10-Q.
(2)	Management contract or compensatory plan.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION (Registrant)

Date: May 8, 2008	/s/ Joseph R. Martinetto
Joseph R. Martinetto Executive Vice President and Chief Financial Officer