Form 10-Q
period 2008-06-30
SCHWAB CHARLES CORP
filed 2008-08-07
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

1,151,716,028 shares of $.01 par value Common Stock

Outstanding on July 24, 2008

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2008

Part I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Revenues
Asset management and administration fees	$618	$586	$1,231	$1,120

Interest revenue	478	553	988	1,104
Interest expense	(51)	(164)	(142)	(331)

Net interest revenue	427	389	846	773

Trading revenue	230	198	476	400
Other	33	32	62	65

Total net revenues	1,308	1,205	2,615	2,358

Expenses Excluding Interest
Compensation and benefits	438	449	875	879
Professional services	84	81	168	155
Occupancy and equipment	72	70	146	138
Advertising and market development	58	52	134	118
Communications	52	51	104	100
Depreciation and amortization	37	39	75	78
Other	53	39	91	75

Total expenses excluding interest	794	781	1,593	1,543

Income from continuing operations before taxes on income	514	424	1,022	815
Taxes on income	(201)	(168)	(404)	(323)

Income from continuing operations	313	256	618	492
(Loss) income from discontinued operations, net of tax	(18)	36	(18)	73

Net Income	$295	$292	$600	$565

Weighted-Average Common Shares Outstanding — Diluted	1,154	1,257	1,157	1,262

Earnings Per Share - Basic
Income from continuing operations	$.27	$.21	$.54	$.39
(Loss) income from discontinued operations, net of tax	$(.01)	$.03	$(.02)	$.06
Net income	$.26	$.24	$.52	$.45
Earnings Per Share - Diluted
Income from continuing operations	$.27	$.20	$.53	$.39
(Loss) income from discontinued operations, net of tax	$(.01)	$.03	$(.01)	$.06
Net income	$.26	$.23	$.52	$.45

Dividends Declared Per Common Share	$.05	$.05	$.10	$.10

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$5,239	$6,764
Cash and investments segregated and on deposit for regulatory purposes	9,354	8,803
Securities owned — at market value	13,280	8,201
Receivables from brokers, dealers, and clearing organizations	513	725
Receivables from brokerage clients — net	12,922	12,314
Loans to banking clients — net	4,891	3,443
Loans held for sale	74	44
Equipment, office facilities, and property — net	623	617
Goodwill	528	525
Deferred tax assets — net	345	254
Other assets	591	596

Total	$48,360	$42,286

Liabilities and Stockholders’ Equity
Deposits from banking clients	$19,909	$13,822
Payables to brokers, dealers, and clearing organizations	2,787	1,922
Payables to brokerage clients	19,502	20,290
Accrued expenses and other liabilities	1,389	1,621
Long-term debt	882	899

Total liabilities	44,469	38,554

Stockholders’ equity:
Preferred stock — 9,940,000 shares authorized; $.01 par value per share; none issued	—	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,392,091,544 shares issued	14	14
Additional paid-in capital	2,172	2,107
Retained earnings	6,261	5,776
Treasury stock — 240,719,577 and 231,274,906 shares in 2008 and 2007, respectively, at cost	(4,414)	(4,148)
Accumulated other comprehensive loss	(142)	(17)

Total stockholders’ equity	3,891	3,732

Total	$48,360	$42,286

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$600	$565
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Loss (income) from discontinued operations, net of tax	18	(73)
Depreciation and amortization expense	75	78
Stock-based compensation expense	33	26
Excess tax benefits from stock-based compensation	(34)	(59)
Other	5	22
Originations of loans held for sale	(1,054)	(418)
Proceeds from sales of loans held for sale	1,019	406
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	(551)	1,714
Securities owned (excluding securities available for sale)	203	55
Receivables from brokers, dealers, and clearing organizations	212	(372)
Receivables from brokerage clients	(614)	(415)
Other assets	15	(26)
Payables to brokers, dealers, and clearing organizations	865	653
Payables to brokerage clients	(788)	(1,863)
Accrued expenses and other liabilities	(228)	(41)
Net cash provided by discontinued operations	—	389

Net cash (used for) provided by operating activities	(224)	641

Cash Flows from Investing Activities
Purchases of securities available for sale	(6,294)	(2,904)
Principal payments on securities available for sale	826	997
Net increase in loans to banking clients	(1,461)	(408)
Purchase of equipment, office facilities, and property	(81)	(83)
Cash payments for business combinations, net of cash acquired	(5)	(117)
Net cash provided by discontinued operations	—	67

Net cash used for investing activities	(7,015)	(2,448)

Cash Flows from Financing Activities
Net change in deposits from banking clients	6,087	665
Repayment of long-term debt	(17)	—
Excess tax benefits from stock-based compensation	34	59
Dividends paid	(115)	(125)
Purchase of treasury stock	(350)	(624)
Proceeds from stock options exercised and other	75	233
Net cash provided by discontinued operations	—	563

Net cash provided by financing activities	5,714	771

Decrease in Cash and Cash Equivalents	(1,525)	(1,036)
Cash and Cash Equivalents at Beginning of Period	6,764	4,507

Cash and Cash Equivalents at End of Period	$5,239	$3,471

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$142	$331
Income taxes (amounts include discontinued operations)	428	222
Noncash financing activity:
Treasury stock purchased during the period, but settled after period end	$—	$18

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

1.	Basis of Presentation

The Charles Schwab Corporation (CSC) is a savings and loan holding company engaged, through its subsidiaries, in securities brokerage, banking, and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 309 domestic branch offices in 45 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, U.K. In addition, Schwab serves clients in Hong Kong through one of CSC’s subsidiaries. Other subsidiaries include Charles Schwab Bank (Schwab Bank), a federal savings bank, and Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab’s proprietary mutual funds, which are referred to as the Schwab Funds®. In January 2008, the Charles Schwab Trust Company, formerly a subsidiary of CSC, which served as a trustee for employee benefit plans, was merged into Schwab Bank.

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

Statement of Financial Accounting Standards No. 157 – Fair Value Measurements (SFAS No. 157) was effective beginning January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations, earnings per share (EPS), or cash flows, but expanded the disclosures in the Company’s condensed consolidated financial statements. See note “3—Fair Value of Financial Instruments,” for disclosures pursuant to SFAS No. 157.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities was effective beginning January 1, 2008. This statement permits entities to elect to measure eligible financial instruments, commitments, and certain other arrangements at fair value at specified election dates with changes in fair value recognized in earnings at each subsequent reporting period. The Company made no such election on January 1, 2008 or during the first half of 2008. The adoption of SFAS No. 159 did not have any impact on the Company’s financial position, results of operations, EPS, or cash flows.

SFAS No. 141R – Business Combinations, was issued in December 2007 and is effective for all business acquisitions with an acquisition date on or after January 1, 2009. This statement generally requires an acquirer to recognize the assets acquired, the liabilities assumed, contingent purchase consideration, and any noncontrolling interest in the acquiree, at fair value on the date of acquisition. SFAS No. 141R also requires an acquirer to expense most transaction and restructuring costs as incurred, and not include such items in the cost of the

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

acquired entity. The Company is currently evaluating the impact of the adoption of SFAS No. 141R on its financial position, results of operations, EPS, and cash flows.

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

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities, was issued in March 2008 and is effective beginning January 1, 2009. This statement amends the disclosure requirements of SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 does not require any new derivative or hedging measurements. The adoption of SFAS No. 161 will not impact the Company’s financial position, results of operations, EPS, or cash flows, but will expand the disclosures in the Company’s condensed consolidated financial statements.

FASB Staff Position (FSP) on Emerging Issues Task Force (EITF) Issue 03-6-1 (FSP EITF 03-6-1) – Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, was issued in June 2008 and is effective beginning January 1, 2009. This statement requires the inclusion of unvested share-based payment awards with non-forfeitable rights to dividends or dividend equivalents as participating securities in the computation of earnings per share under the two-class method described in SFAS No. 128—Earnings per Share. The requirements of this statement require retrospective adjustment to all prior-period earnings per share data presented. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of FSP EITF 03-6-1 on its disclosures of EPS. The adoption of FSP EITF 03-6-1 will not impact the Company’s financial position, results of operations, or cash flows.

3.	Fair Value of Financial Instruments

SFAS No. 157 defines fair value as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are based on market pricing data obtained from sources independent of the Company. Unobservable inputs reflect management’s judgment about the assumptions market participants would use in pricing the asset or liability. The fair value hierarchy includes three levels based on the objectivity of the inputs as follows:

•

Level 1 inputs are quoted prices in active markets as of the measurement date for identical assets or liabilities that the Company has the ability to access. This category includes active exchange-traded money market funds, mutual funds, and equity securities.

•

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. This category includes mortgage-backed securities, asset-backed securities, corporate debt securities, long-term certificates of deposit, non-publicly traded mutual funds, U.S. agency and municipal debt securities, and derivative contracts.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

•

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not have any financial assets or liabilities utilizing Level 3 inputs as of June 30, 2008.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured on a recurring basis as of June 30, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets
Investments segregated and on deposit for regulatory purposes	$—	$5,046	$—	$5,046
Securities owned:
Mortgage-backed securities:
Non-agency	—	3,080	—	3,080
U.S. agencies	—	7,701	—	7,701

Total mortgage-backed securities	—	10,781	—	10,781
Asset-backed securities	—	145	—	145
Corporate debt securities	—	923	—	923
U.S. agency notes	—	15	—	15
Certificates of deposit	—	944	—	944

Total available-for-sale securities	—	12,808	—	12,808
Schwab Funds® money market funds	278	—	—	278
Fixed income, equity, and other securities	96	78	—	174
Equity and bond mutual funds	20	—	—	20

Total securities owned	394	12,886	—	13,280
Other assets:
Derivative contracts	—	8	—	8

Total other assets	—	8	—	8

Total assets at fair value	$394	$17,940	$—	$18,334

Liabilities
Accrued expenses and other liabilities:
Deferred compensation liability	$112	$43	$—	$155
Securities sold, not yet purchased	2	—	—	2
Derivative contracts	—	1	—	1

Total accrued expenses and other liabilities	114	44	—	158

Total liabilities at fair value	$114	$44	$—	$158

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

4.	Securities Owned

A summary of securities owned is as follows:

	June 30, 2008	December 31, 2007
Securities available for sale	$12,808	$7,526
Schwab Funds® money market funds	278	413
Fixed income, equity, and other securities	174	175
Equity and bond mutual funds	20	87

Total securities owned (1)	$13,280	$8,201

(1)	Amounts include securities pledged of $3 million at June 30, 2008 and $6 million at December 31, 2007.

The amortized cost, fair value, and gross unrealized gains and losses on securities available for sale at June 30, 2008 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities:
Non-agency	$3,294	$—	$214	$3,080
U.S. agencies	7,704	32	35	7,701

Total mortgage-backed securities	10,998	32	249	10,781
Asset-backed securities	145	—	—	145
Corporate debt securities	942	1	20	923
U.S. agency notes	15	—	—	15
Certificates of deposit	945	—	1	944

Total	$13,045	$33	$270	$12,808

A summary of investments with unrealized losses, aggregated by category and period of continuous unrealized loss at June 30, 2008 is as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
Non-agency	$2,487	$141	$416	$73	$2,903	$214
U.S. agencies	4,317	33	117	2	4,434	35

Total mortgage-backed securities	6,804	174	533	75	7,337	249
Asset-backed securities	95	—	—	—	95	—
Corporate debt securities	657	13	89	7	746	20
Certificates of deposit	694	1	—	—	694	1

Total temporarily impaired securities	$8,250	$188	$622	$82	$8,872	$270

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

Securities available for sale with unrealized losses of $270 million as of June 30, 2008 included U.S. agency and non-agency mortgage-backed securities, corporate debt securities, asset-backed securities, and long-term certificates of deposit. U.S. agency mortgage-backed securities do not have explicit credit ratings, however management considers these to be of the highest credit quality given the guarantee of principal and interest by the U.S. agencies. At June 30, 2008, the non-agency mortgage-backed securities were rated “AAA” (defined as a rating equivalent to a Moody’s rating of “Aaa” or a Standard and Poor’s rating of “AAA”). For non-agency mortgage-backed securities, management has reviewed the credit default experience of the underlying collateral and the extent of the unrealized losses to determine whether an other-than-temporary impairment existed. At June 30, 2008, the corporate debt securities were not rated lower than investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard and Poor’s rating of “BBB-” or higher). For corporate debt securities, management has reviewed the issuer’s financial condition and the extent and duration of the unrealized losses to determine whether an other-than-temporary impairment existed. Based on management’s evaluation and the Company’s intent and ability to hold such securities for a period of time sufficient to allow for anticipated recovery, management determined the unrealized losses were temporary as of June 30, 2008.

As of June 30, 2008, the number of investment positions with unrealized losses totaled 354.

The maturities of securities available for sale at June 30, 2008 are as follows:

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Mortgage-backed securities (1) :
Non-agency	$—	$—	$13	$3,067	$3,080
U.S. agencies	—	—	170	7,531	7,701

Total mortgage-backed securities	—	—	183	10,598	10,781
Asset-backed securities	—	145	—	—	145
Corporate debt securities	337	586	—	—	923
U.S. agency notes	15	—	—	—	15
Certificates of deposit	794	150	—	—	944

Estimated fair value	$1,146	$881	$183	$10,598	$12,808
Total amortized cost	$1,152	$895	$182	$10,816	$13,045

Net unrealized (losses) gains	$(6)	$(14)	$1	$(218)	$(237)

(1)

Mortgage-backed securities have been allocated over maturity groupings based on contractual maturities. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

There were no gross proceeds or gross realized gains or losses on sales of securities available for sale during the second quarters or first halves of 2008 and 2007. Realized gains and losses, if any, of securities available for sale would be recorded in other revenue on the Company’s condensed consolidated statements of income.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

5.	Loans to Banking Clients and Related Allowance for Credit Losses

An analysis of the composition of the loan portfolio is as follows:

	June 30, 2008	December 31, 2007
Residential real estate mortgages	$2,992	$2,101
Home equity lines of credit	1,724	1,234
Secured personal loans	170	102
Other	17	13

Total loans to banking clients	4,903	3,450
Less: allowance for credit losses	(12)	(7)

Loans to banking clients – net	$4,891	$3,443

The secured personal loan product allows clients to use eligible assets in a designated brokerage account at Schwab as collateral for a secured loan.

Included in the loan portfolio are nonaccrual loans totaling $5 million and $4 million at June 30, 2008 and December 31, 2007, respectively. Nonperforming assets which include nonaccrual loans and other real estate owned totaled $6 million and $4 million at June 30, 2008 and December 31, 2007, respectively. The Company did not have any impaired loans during the first halves of 2008 and 2007. At June 30, 2008 and December 31, 2007, there were no loans accruing interest that were contractually 90 days or more past due. For the first halves of 2008 and 2007, the amount of interest revenue which would have been earned on non-accrual loans versus interest revenue recognized on these loans was not material to the Company’s results of operations.

Changes in the allowance for credit losses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$9	$5	$7	$4
Charge-offs	(1)	—	(1)	—
Recoveries	—	—	—	—
Provision for credit loss	4	—	6	1

Balance at end of period	$12	$5	$12	$5

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

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$295	$292	$600	$565
Other comprehensive loss:
Net change in net unrealized gain on cash flow hedging instruments	—	2	—	1
Change in net unrealized loss on securities available for sale:
Unrealized loss	(11)	(49)	(207)	(36)
Income tax effect	4	20	82	15

Net	(7)	(29)	(125)	(21)

Total other comprehensive loss	(7)	(27)	(125)	(20)

Comprehensive income	$288	$265	$475	$545

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$295	$292	$600	$565

Weighted-average common shares outstanding – basic	1,145	1,243	1,147	1,247
Common stock equivalent shares related to stock incentive plans	9	14	10	15

Weighted-average common shares outstanding – diluted (1)	1,154	1,257	1,157	1,262

Basic EPS:
Income from continuing operations	$.27	$.21	$.54	$.39
(Loss) income from discontinued operations, net of tax	$(.01)	$.03	$(.02)	$.06
Net income	$.26	$.24	$.52	$.45

Diluted EPS:
Income from continuing operations	$.27	$.20	$.53	$.39
(Loss) income from discontinued operations, net of tax	$(.01)	$.03	$(.01)	$.06
Net income	$.26	$.23	$.52	$.45

(1)

Total antidilutive stock options and restricted stock awards excluded from the calculation of diluted earnings per share were 22 million and 24 million shares for the second quarters of 2008 and 2007, respectively, and 23 million and 27 million shares for the first halves of 2008 and 2007, respectively.

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

As a savings and loan holding company, CSC is not subject to specific statutory capital requirements. CSC is required to maintain capital that is sufficient to support the holding company and its subsidiaries’ business activities, and the risks inherent in those activities. As CSC’s depository institution subsidiary, Schwab Bank is required to maintain a capital level that at least equals minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. At June 30, 2008, CSC and Schwab Bank met the capital level requirements.

The regulatory capital and ratios for Schwab Bank at June 30, 2008 are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$1,411	15.1%	$374	4.0%	$561	6.0%
Total Capital	$1,424	15.2%	$749	8.0%	$936	10.0%
Leverage	$1,411	6.5%	$870	4.0%	$1,088	5.0%
Tangible Equity	$1,411	6.5%	$435	2.0%	N/A

N/A Not applicable.

Based on its regulatory capital ratios at June 30, 2008, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events that management believes have changed Schwab Bank’s well-capitalized status.

Schwab is subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule). Schwab computes net capital under the alternative method permitted by the Uniform Net Capital Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. At June 30, 2008, 2% of aggregate debits was $265 million, which exceeded the minimum dollar requirement for Schwab of $250,000. At June 30, 2008, Schwab’s net capital was $1.2 billion (9% of aggregate debit balances), which was $948 million in excess of its minimum required net capital and $551 million in excess of 5% of aggregate debit balances. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

9.	Commitments and Contingent Liabilities

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company satisfies the margin requirements by arranging standby letters of credit (LOCs), in favor of the clearing houses, which are issued by multiple banks. At June 30, 2008, the aggregate face amount of these outstanding LOCs totaled $850 million. Schwab pays a fee to maintain these arrangements. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. Schwab also pays a fee to maintain these arrangements. At June 30, 2008, the aggregate face amount of these outstanding LOCs totaled $365 million. No funds were drawn under these LOCs at June 30, 2008.

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

Legal contingencies: The Company is subject to claims and lawsuits in the ordinary course of business, including arbitrations, class actions, and other litigation, some of which include claims for substantial or unspecified damages. The Company is also the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies. In addition, the Company is responding to certain litigation claims brought against former subsidiaries pursuant to indemnities it has provided to purchasers of those entities. Certain of these matters are described below.

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

YieldPlus Fund Litigation: The Company is the subject of eight purported class action lawsuits filed in March and April 2008 on behalf of investors in the Schwab YieldPlus Fund® alleging that the mutual fund’s registration statements and prospectuses were false and misleading in violation of federal securities laws. Defendants named in one or more of the lawsuits include the Company, Schwab, CSIM, the fund itself, Schwab Investments (registrant and issuer of the fund’s shares), Charles R. Schwab, Randall W. Merk (current president of the fund), and current and former trustees and officers of the fund and/or Schwab. Claimants seek unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, and costs and attorneys fees. In May 2008, a ninth purported class action on behalf of fund investors was filed in the U.S. District Court for the Northern District of California. The lawsuit, which alleges violations of state law and federal securities law in connection with the fund’s investment policy and fund marketing, names the Company and many of the same defendants named in the prior eight lawsuits and seeks similar relief. On July 3, 2008, the U.S. District Court for the Northern District of California consolidated all nine lawsuits into a single action for purposes of pre-trial proceedings and appointed a group of fund investors as lead plaintiff.

SoundView Litigation: As part of the sale of Schwab Capital Markets L.P. and all of the outstanding capital stock of SoundView Technology Group, Inc. (SoundView), (collectively referred to as Schwab Soundview Capital Markets, or SSCM), to UBS Securities LLC and UBS Americas Inc. (collectively referred to as UBS), the Company agreed to indemnify UBS for certain litigation. SoundView and certain of its subsidiaries are among the numerous financial institutions named as defendants in multiple purported securities class actions filed in the United States District Court for the Southern District of New York (the IPO Allocation Litigation) between June and December 2001. The IPO Allocation Litigation was brought on behalf of persons who either directly or in the aftermarket purchased IPO securities between March 1997 and December 2000. The plaintiffs allege that SoundView entities and the other underwriters named as defendants required customers receiving allocations of IPO shares to pay excessive and undisclosed commissions on unrelated trades and to purchase shares in the aftermarket at prices higher than the IPO price, in violation of the federal securities laws. SoundView entities have been named in 31 of the actions, each involving a different company’s IPO, and had underwriting commitments in approximately 90 other IPOs that are the subject of lawsuits. SoundView entities have not been named as defendants in these cases, although the lead underwriters in those IPOs have asserted that depending on the

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

outcome of the cases, SoundView entities may have indemnification or contribution obligations based on underwriting commitments in the IPOs. The parties, with the assent of the District Court, selected 17 cases as focus cases for the purpose of case-specific discovery, and on October 13, 2004, the District Court allowed six of the focus cases to proceed as class actions. Defendants appealed that decision to the United States Court of Appeals for the Second Circuit, which issued an order on December 5, 2006 reversing the District Court’s decision to allow the six focus cases to proceed as class actions. On April 6, 2007, the Court of Appeals denied the plaintiffs’ request for rehearing. In August and September 2007, plaintiffs filed amended class action complaints and renewed motions for class certification, which again seek approval for the cases to proceed as class actions. On March 26, 2008, the District Court denied defendants’ motion to dismiss the amended class action complaints, except with respect to certain claims of a limited number of plaintiffs who sold securities at prices in excess of the initial offering price or who purchased securities outside the class period. Plaintiffs’ motion for class certification remains pending.

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

Financial information for the Company’s reportable segments is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues:
Schwab Investor Services	$873	$811	$1,737	$1,588
Schwab Institutional	302	270	612	531
Schwab Corporate and Retirement Services	130	127	259	237
Unallocated	3	(3)	7	2

Total net revenues	$1,308	$1,205	$2,615	$2,358

Income from continuing operations before taxes on income:
Schwab Investor Services	$332	$291	$654	$543
Schwab Institutional	148	108	304	217
Schwab Corporate and Retirement Services	32	34	63	64
Unallocated	2	(9)	1	(9)

Income from continuing operations before taxes on income:	514	424	1,022	815
Taxes on income	(201)	(168)	(404)	(323)
(Loss) income from discontinued operations, net of tax	(18)	36	(18)	73

Net income	$295	$292	$600	$565

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

11.	Discontinued Operations

On July 1, 2007, the Company completed the sale of all of the outstanding stock of U.S. Trust. The components of (loss) income from discontinued operations related to U.S. Trust are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues	$—	$227	$—	$446
Income, before taxes	$—	$58	$—	$116
Taxes on income	$(18)	$(21)	$(18)	$(43)
(Loss) income, net of tax	$(18)	$37	$(18)	$73

When calculating the Company’s gain on the sale of U.S. Trust for income tax purposes, the acquisition date tax basis is the basis of U.S. Trust’s prior stockholders in their shares as of the date U.S. Trust was acquired by the Company, since the transaction qualified as a tax-free exchange. In 2006, the Company recorded a $205 million income tax benefit related to the estimated difference between the tax and book bases of the Company’s U.S. Trust stock. This amount was included in income from discontinued operations, net of tax on the Company’s condensed consolidated statements of income. This initial estimate of the tax benefit was based on publicly available information, including information on the composition of U.S. Trust’s stockholders at the acquisition date and the market price of U.S. Trust stock during relevant periods, and was subject to adjustment following a survey of former U.S. Trust stockholders. The Company completed the survey in the third quarter of 2007. Based upon the results of this survey, the Company recorded an additional $72 million income tax benefit in the third quarter of 2007. The IRS completed their examination of the acquisition date tax basis under a pre-filing agreement in the second quarter of 2008. In connection with the determination of the final income tax gain on the sale of U.S. Trust, the Company recorded additional tax expense of $18 million in the second quarter of 2008. This amount was recorded in loss from discontinued operations.

12.	Restructuring Reserve

A summary of the activity in the facilities restructuring reserve related to the Company’s past restructuring initiatives, as well as certain retained restructuring-related obligations for the second quarter and first half of 2008 is as follows:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Beginning balance	$72	$77
Restructuring credit	(3)	(3)
Cash payments - net	(5)	(10)
Other	1	1

Ending balance at June 30, 2008 (1)	$65	$65

(1)	The Company expects to substantially utilize the remaining facilities restructuring reserve through cash payments for the net lease expense over the respective lease terms through 2017.

The actual costs of these restructuring initiatives could differ from the estimated costs, depending primarily on the Company’s sublease activities at the properties.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key financial and non-financial metrics in evaluating the Company’s financial position and operating performance. All information contained in this Form 10-Q is presented on a continuing operations basis unless otherwise noted. Results for the second quarters and first halves of 2008 and 2007 are shown in the following table:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2008	2007		2008	2007
Client Activity Metrics:
Net new client assets (in billions) (1,2)	$26.0	$29.0	(10%)	$67.3	$83.4	(19%)
Client assets (in billions, at quarter end)	$1,396.9	$1,383.6	1%
Clients’ daily average trades (in thousands)	299.4	257.9	16%	312.9	262.0	19%

Company Financial Metrics:
Net revenue growth from prior year’s period	9%	10%		11%	10%
Pre-tax profit margin from continuing operations	39.3%	35.2%		39.1%	34.6%
Return on stockholders’ equity	32%	23%		31%	22%
Annualized net revenue per average full-time equivalent employee (in thousands)	$390	$371	5%	$391	$369	6%

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

The significant disruption to the housing and credit markets, weak equity markets, and the slowing economic growth that existed in the first quarter of 2008 continued during the second quarter of 2008. The S&P 500 Index and the Dow Jones Industrial Average decreased 3% and 7%, respectively, while the Nasdaq Composite Index remained relatively unchanged during the second quarter of 2008. The Federal Reserve reduced the federal funds rate by 25 basis points during the second quarter of 2008 to 2.00% after lowering it by 200 basis points during the first quarter of 2008.

Despite the difficult economic environment, clients remained actively engaged with the Company in managing their investments. Although net new client assets decreased $3 billion, or 10%, on a year-over-year basis to $26.0 billion during the second quarter of 2008, the second quarter of 2007 included client assets of $5.2 billion obtained from the acquisition of The 401(k) Company as noted above. Excluding the effect of this one-time asset inflow, net new client assets in the second quarter of 2008 increased by 9% over the same period in 2007. Total client assets ended the second quarter of 2008 at $1.397 trillion, up 1% from the prior year. Additionally, clients’ daily average trades increased 16% to 299,400 in the second quarter of 2008.

The Company’s revenue growth and expense discipline in the first quarter of 2008 continued in the second quarter of 2008. Net revenues grew 9% on a year-over-year basis, as all major sources of revenue (asset management and administration fees, net interest revenue, and trading revenue) increased. Expenses excluding interest in the second quarter of 2008 increased $13 million, or 2%, compared to the second quarter of 2007, primarily due to increases in other expense, advertising and market development expense, and professional services expense, partially offset by a decrease in compensation and benefits expense. As a result of revenue growth and expense discipline, the Company achieved a pre-tax profit margin from continuing operations of

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

39.3% in the second quarter of 2008, up from 35.2% for the same period in 2007. Annualized net revenue per average full-time equivalent employee was $390,000 in the second quarter of 2008, up 5% from the second quarter of 2007 due to revenue growth. Return on stockholders’ equity increased to 32% in the second quarter of 2008, compared to 23% in the second quarter of 2007, reflecting earnings growth and the Company’s continued active management of its capital base.

Segment Information

The Company provides financial services to individuals and institutional and corporate clients through three segments—Schwab Investor Services, Schwab Institutional®, and Schwab Corporate and Retirement Services. The Schwab Investor Services segment includes the Company’s retail brokerage and banking operations. The Schwab Institutional segment provides custodial, trading, and support services to independent investment advisors. The Schwab Corporate and Retirement Services segment provides retirement plan services, plan administrator services, stock plan services, and mutual fund clearing services. The Company evaluates the performance of its segments on a pre-tax basis excluding items such as restructuring charges, impairment charges, discontinued operations, and extraordinary items.

Financial information for the Company’s reportable segments is presented in the following table:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2008	2007		2008	2007
Schwab Investor Services:
Net revenues	$873	$811	8%	$1,737	$1,588	9%
Expenses excluding interest	541	520	4%	1,083	1,045	4%

Contribution margin	332	291	14%	654	543	20%

Schwab Institutional:
Net revenues	302	270	12%	612	531	15%
Expenses excluding interest	154	162	(5%)	308	314	(2%)

Contribution margin	148	108	37%	304	217	40%

Schwab Corporate and Retirement Services:
Net revenues	130	127	2%	259	237	9%
Expenses excluding interest	98	93	5%	196	173	13%

Contribution margin	32	34	(6%)	63	64	(2%)

Unallocated:
Net revenues	3	(3)	N/M	7	2	N/M
Expenses excluding interest	1	6	N/M	6	11	N/M

Contribution margin	2	(9)	N/M	1	(9)	N/M

Total:
Net revenues	$1,308	$1,205	9%	$2,615	$2,358	11%
Expenses excluding interest	$794	$781	2%	$1,593	$1,543	3%

Contribution margin	$514	$424	21%	$1,022	$815	25%

N/M Not meaningful.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Schwab Investor Services

Net revenues increased by $62 million, or 8%, and $149 million, or 9%, from the second quarter and first half of 2007, respectively, due to an increase in all major sources of revenue (asset management and administration fees, net interest revenue, and trading revenue). Asset management and administration fees increased as a result of higher balances of client assets in the Company’s proprietary and other third-party mutual funds. Net interest revenue increased due to higher levels of interest-earning assets, partially offset by the impact of a decrease in the average net yield earned on interest-earning assets. Trading revenue increased primarily due to higher daily average revenue trades. Expenses excluding interest increased by $21 million, or 4%, and $38 million, or 4%, from the second quarter and first half of 2007, respectively, primarily due to the charge for individual client complaints and arbitration claims relating to Schwab YieldPlus Fund investments in the second quarter of 2008 as well as increases in client servicing costs and marketing expense, partially offset by lower incentive compensation expense.

Schwab Institutional

Net revenues increased by $32 million, or 12%, and $81 million, or 15%, from the second quarter and first half of 2007, respectively, primarily due to increases in asset management and administration fees and trading revenues. Asset management and administration fees increased as a result of higher balances of client assets in the Company’s proprietary and other third-party mutual funds. Trading revenue increased primarily due to higher daily average revenue trades. Expenses excluding interest decreased by $8 million, or 5%, and $6 million, or 2% from the second quarter and first half of 2007, respectively, primarily due to lower incentive compensation expense.

Schwab Corporate and Retirement Services

Net revenues increased by $3 million, or 2%, and $22 million, or 9%, from the second quarter and first half of 2007, respectively, due to higher asset management and administration fees and trading revenues. Asset management and administration fees increased as a result of higher balances of client assets in the Company’s proprietary mutual funds. Expenses excluding interest increased by $5 million, or 5%, and $23 million, or 13%, from the second quarter and first half of 2007, respectively, primarily due to severance and relocation expenses and higher account servicing costs, partially offset by lower incentive compensation expense.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2008	2007		2008	2007
Asset management and administration fees	$618	$586	5%	$1,231	$1,120	10%
Net interest revenue	427	389	10%	846	773	9%
Trading revenue	230	198	16%	476	400	19%
Other	33	32	3%	62	65	(5%)

Total net revenues	1,308	1,205	9%	2,615	2,358	11%
Expenses excluding interest	794	781	2%	1,593	1,543	3%

Income from continuing operations before taxes on income	514	424	21%	1,022	815	25%
Taxes on income	(201)	(168)	20%	(404)	(323)	25%

Income from continuing operations	313	256	22%	618	492	26%
(Loss) income from discontinued operations, net of tax	(18)	36	N/M	(18)	73	N/M

Net income	$295	$292	1%	$600	$565	6%

Earnings per share from continuing operations – diluted	$.27	$.20	35%	$.53	$.39	36%
Earnings per share – diluted	$.26	$.23	13%	$.52	$.45	16%
Pre-tax profit margin from continuing operations	39.3%	35.2%		39.1%	34.6%
Effective income tax rate on income from continuing operations	39.1%	39.6%		39.5%	39.6%

N/M Not meaningful.

Asset management and administration fees increased from the second quarter and first half of 2007 due to higher levels of client assets. Net interest revenue increased from the second quarter and first half of 2007 due to higher levels of interest earning assets, partially offset by the impact of a decrease in the average net yield earned on interest-earning assets in the second quarter and first half of 2008. The increase in trading revenue from the second quarter and first half of 2007 was primarily due to higher daily average revenue trades. The increase in expenses excluding interest from the second quarter and first half of 2007 was primarily due to increases in other expense, advertising and market development expense, and professional services expense, partially offset by a decrease in compensation and benefits expense. Income from continuing operations increased in the second quarter and first half of 2008 by $57 million, or 22%, and $126 million, or 26%, respectively, as compared to the same periods in 2007.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Net Revenues

The Company categorizes its revenues as either asset-based and other revenues or trading revenue. As shown in the following tables, both total asset-based and other revenues and total trading revenue increased in the second quarter and first half of 2008, as compared to the same periods in 2007.

Three Months Ended June 30,		2008		2007
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset-based and other revenues:
Asset management and administration fees (1)
Mutual fund service fees:
Proprietary funds (Schwab Funds® and Laudus Funds® )	11%	$315	24%	$285	24%
Mutual Fund OneSource®	—	155	12%	155	13%
Clearing and other	7%	29	2%	27	3%
Investment management and trust fees	(3%)	93	7%	96	8%
Other	13%	26	2%	23	1%

Asset management and administration fees	5%	618	47%	586	49%

Net interest revenue
Interest revenue	(14%)	478	37%	553	46%
Interest expense	(69%)	51	4%	164	14%

Net interest revenue	10%	427	33%	389	32%

Other	3%	33	2%	32	3%

Total asset-based and other revenues	7%	1,078	82%	1,007	84%

Trading revenue:
Commissions	14%	199	16%	175	15%
Principal transactions	35%	31	2%	23	1%

Total trading revenue	16%	230	18%	198	16%

Total net revenues	9%	$1,308	100%	$1,205	100%

(1)	Certain prior-year amounts have been reclassified to conform to the 2008 presentation.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Six Months Ended June 30,		2008		2007
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset-based and other revenues:
Asset management and administration fees (1)
Mutual fund service fees:
Proprietary funds (Schwab Funds® and Laudus Funds® )	15%	$637	24%	$553	23%
Mutual Fund OneSource®	2%	303	12%	297	13%
Clearing and other	26%	58	2%	46	2%
Investment management and trust fees	—	183	7%	183	8%
Other	22%	50	2%	41	1%

Asset management and administration fees	10%	1,231	47%	1,120	47%

Net interest revenue
Interest revenue	(11%)	988	38%	1,104	47%
Interest expense	(57%)	142	6%	331	14%

Net interest revenue	9%	846	32%	773	33%

Other	(5%)	62	3%	65	3%

Total asset-based and other revenues	9%	2,139	82%	1,958	83%

Trading revenue:
Commissions	18%	412	15%	350	15%
Principal transactions	28%	64	3%	50	2%

Total trading revenue	19%	476	18%	400	17%

Total net revenues	11%	$2,615	100%	$2,358	100%

(1)	Certain prior-year amounts have been reclassified to conform to the 2008 presentation.

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

Mutual fund service fees increased by $32 million, or 7%, and $102 million, or 11%, from the second quarter and first half of 2007, respectively, primarily due to a 10% rise in the Company’s proprietary mutual fund asset balances.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

The Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets generally reprice more quickly than interest-bearing liabilities). In the event of falling interest rates, the Company might attempt to mitigate some of this negative impact by extending the maturities of assets in investment portfolios to lock-in asset yields as well as by lowering rates paid to clients on interest-bearing liabilities. The Company’s flexibility in repricing these liabilities is increasingly constrained as short-term rates approach zero.

In clearing its clients’ trades, Schwab holds cash balances payable to clients. In most cases, Schwab pays its clients interest on cash balances awaiting investment, and may invest these funds and earn interest revenue. Receivables from brokerage clients consist primarily of margin loans to brokerage clients. Margin loans are loans made by Schwab to clients on a secured basis to purchase securities. Pursuant to Securities and Exchange Commission (SEC) regulations, client cash balances that are not used for margin lending are generally segregated into investment accounts that are maintained for the exclusive benefit of clients.

The amount of excess cash held in certain Charles Schwab & Co., Inc. (Schwab) brokerage client accounts that is swept into money market deposit accounts at Charles Schwab Bank (Schwab Bank) and (through May 2007) at U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) has increased significantly since the program’s inception in 2003. Average interest-bearing banking deposits increased $6.7 billion, or 57%, to $18.5 billion from the second quarter of 2007, and $5.0 billion, or 44%, to $16.6 billion from the first half of 2007. As a result, the average balance of securities available for sale increased $3.9 billion, or 55%, to $10.9 billion from the second quarter of 2007, and $2.6 billion, or 38%, to $9.5 billion from the first half of 2007, while the average balance of loans to banking clients increased $1.9 billion, or 75%, to $4.5 billion from the second quarter of 2007, and $1.6 billion, or 65%, to $4.1 billion from the first half of 2007.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheet:

Three Months Ended June 30,	2008			2007 (1)
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$4,935	$32	2.61%	$3,692	$45	4.89%
Cash and investments segregated	10,247	68	2.67%	10,382	135	5.22%
Securities available for sale (2)	10,860	116	4.30%	6,995	96	5.50%
Receivables from brokers, dealers and clearing organizations	510	2	1.58%	656	7	4.28%
Receivables from brokerage clients	11,709	168	5.77%	10,390	212	8.18%
Loans to banking clients	4,535	54	4.79%	2,590	39	6.04%

Total interest-earning assets	42,796	440	4.14%	34,705	534	6.17%

Other interest revenue		38			19

Total interest-earning assets	$42,796	$478	4.49%	$34,705	$553	6.39%

Funding sources:
Deposits from banking clients	$18,507	$21	0.46%	$11,759	$63	2.15%
Payables to brokerage clients	15,031	9	0.24%	14,758	89	2.42%
Short-term borrowings (3)	95	—	2.17%	—	—	—
Long-term debt	894	15	6.75%	386	7	7.27%

Total interest-bearing liabilities	34,527	45	0.52%	26,903	159	2.37%

Non-interest bearing funding sources	8,269			7,802
Other interest expense		6			5

Total funding sources	$42,796	$51	0.48%	$34,705	$164	1.90%

Net interest revenue		$427	4.01%		$389	4.50%

(1)

Prior to 2008 the Company presented tabular information of net interest revenue based on selected client balance and other activity. Prior period information has been recast to conform to the current presentation which is based on all interest-earning assets and funding sources on the condensed consolidated balance sheet.

(2)	Amounts have been calculated based on amortized cost.

(3)	Interest expense on short-term borrowings was less than $500,000 in the second quarter of 2008.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Six Months Ended June 30,	2008			2007 (1)
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$5,048	$81	3.23%	$3,776	$96	5.13%
Cash and investments segregated	10,271	167	3.27%	10,759	274	5.14%
Securities available for sale (2)	9,537	215	4.53%	6,920	187	5.45%
Receivables from brokers, dealers and clearing organizations	534	6	2.26%	610	14	4.63%
Receivables from brokerage clients	11,456	349	6.13%	10,287	419	8.21%
Loans to banking clients	4,116	102	4.98%	2,491	77	6.23%

Total interest-earning assets	40,962	920	4.52%	34,843	1,067	6.18%

Other interest revenue		68			37

Total interest-earning assets	$40,962	$988	4.85%	$34,843	$1,104	6.39%

Funding sources:
Deposits from banking clients	$16,570	$57	0.69%	$11,521	$122	2.14%
Payables to brokerage clients	15,174	44	0.58%	15,200	185	2.45%
Short-term borrowings (3)	48	—	2.17%	—	—	—
Long-term debt	898	30	6.72%	387	14	7.30%

Total interest-bearing liabilities	32,690	131	0.81%	27,108	321	2.39%

Non-interest bearing funding sources	8,272			7,735
Other interest expense		11			10

Total funding sources	$40,962	$142	0.70%	$34,843	$331	1.92%

Net interest revenue		$846	4.15%		$773	4.47%

(1)

Prior to 2008 the Company presented tabular information of net interest revenue based on selected client balance and other activity. Prior period information has been recast to conform to the current presentation which is based on all interest-earning assets and funding sources on the condensed consolidated balance sheet.

(2)	Amounts have been calculated based on amortized cost.

(3)	Interest expense on short-term borrowings was less than $500,000 in the first half of 2008.

The increase in net interest revenue from the second quarter and first half of 2007 was due to higher average interest-earning assets, partially offset by the impact of a decrease in the net interest yield from 4.50% in the second quarter of 2007 to 4.01% in the second quarter of 2008 and from 4.47% in the first half of 2007 to 4.15% in the first half of 2008. Consistent with declines in general market interest rates prevalent in the first half of 2008, the Company experienced declines in the yields of all interest-earning assets during the second quarter and first half of 2008 compared to the second quarter and first half of 2007. Accordingly, the rates on deposits to banking clients and payables to brokerage clients also decreased during the second quarter and first half of 2008 compared to the second quarter and first half of 2007. The decline in the average interest rate on long-term debt was due to the additional debt issued at lower interest rates as part of the capital restructuring in 2007.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Trading Revenue

Trading revenue includes commission revenue (generated by executing client trades) and principal transaction revenues (from client fixed income securities trading activity). The increase in trading revenue from the second quarter and first half of 2007 was primarily due to a 15% and 17% increase, respectively, in daily average revenue trades. The increase in daily average revenue trades was due to higher volumes of equity and option trades.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2008	2007		2008	2007
Daily average revenue trades (in thousands) (1)	254.7	221.4	15%	264.4	225.8	17%
Number of trading days	64.0	63.0	2%	125.0	124.0	1%
Average revenue earned per revenue trade	$14.38	$14.27	1%	$14.42	$14.30	1%

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

Expenses Excluding Interest

As shown in the table below, total expenses excluding interest increased in the second quarter and first half of 2008 primarily due to increases in other expense, advertising and market development expense, and professional services expense, partially offset by a decrease in compensation and benefits expense.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2008	2007		2008	2007
Compensation and benefits	$438	$449	(2%)	$875	$879	—
Professional services	84	81	4%	168	155	8%
Occupancy and equipment	72	70	3%	146	138	6%
Advertising and market development	58	52	12%	134	118	14%
Communications	52	51	2%	104	100	4%
Depreciation and amortization	37	39	(5%)	75	78	(4%)
Other	53	39	36%	91	75	21%

Total expenses excluding interest	$794	$781	2%	$1,593	$1,543	3%

Expenses as a percentage of total net revenues:
Total expenses excluding interest	60.7%	64.8%		60.9%	65.4%
Advertising and market development	4.4%	4.3%		5.1%	5.0%

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Compensation and Benefits

The decrease in compensation and benefits expense from the second quarter and first half of 2007 was primarily due to decreases in incentive compensation expense and employee benefits and other expense, partially offset by an increase in salaries and wages expense. The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2008	2007		2008	2007
Salaries and wages	$255	$240	6%	$505	$477	6%
Incentive compensation (1)	117	137	(15%)	233	253	(8%)
Employee benefits and other	66	72	(8%)	137	149	(8%)

Total compensation and benefits expense	$438	$449	(2%)	$875	$879	—

Compensation and benefits expense as a percentage of total net revenues:
Salaries and wages	19.5%	19.9%		19.3%	20.2%
Incentive compensation	8.9%	11.4%		8.9%	10.7%
Employee benefits and other	5.1%	6.0%		5.3%	6.4%

Total compensation and benefits expense	33.5%	37.3%		33.5%	37.3%

Full-time equivalent employees (in thousands) (2)
At quarter end	13.4	12.9	4%
Average	13.4	13.0	3%	13.4	12.8	5%

(1)	Includes incentives, discretionary bonus costs, long-term incentive plan compensation, stock-based compensation, and employee stock purchase plan expense.

(2)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

The increase in salaries and wages expense from the second quarter and first half of 2007 was due to an increase in full-time employees and higher severance and relocation expenses during the second quarter of 2008. The decrease in incentive compensation expense from the second quarter and first half of 2007 was primarily due to lower long-term incentive compensation expense. The decrease in employee benefits and other expense from the second quarter and first half of 2007 was primarily due to a decrease in deferred compensation expense.

For the second quarter and first half of 2008, net revenue growth exceeded compensation and benefits expense growth, resulting in a declining ratio of compensation and benefits expense as a percentage of total net revenues.

Expenses Excluding Compensation and Benefits

The increase in professional services expense from the second quarter and first half of 2007 was primarily due to increases in fees paid to outsourced service providers and consultants. The increase in occupancy and equipment expense from the first half of 2007 was primarily due to increases in data processing equipment expense of $3 million and occupancy expense of $4 million. The increase in advertising and marketing development expense from the second quarter and first half of 2007 was due to higher media spending related to the Company’s “Talk to Chuck™” national advertising campaign and higher marketing expenses related to the Schwab Bank High Yield Investor Checking® product. The increase in communications expense from the first half of 2007 was due to higher levels of postage and printing costs. Other expense increased from the second quarter and first half of 2007 primarily due to a charge of $16 million for individual client complaints and arbitration claims relating to Schwab YieldPlus Fund investments in the second quarter of 2008.

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

As a savings and loan holding company, CSC is not subject to specific statutory capital requirements. CSC is required to maintain capital that is sufficient to support the holding company and its subsidiaries’ business activities, and the risks inherent in those activities. To manage capital adequacy, CSC currently utilizes a target Tier 1 Leverage Ratio, as defined by the Board of Governors of the Federal Reserve System, of at least 6%. As CSC’s depository institution subsidiary, Schwab Bank is required to maintain a capital level that at least equals minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct effect on Schwab Bank. Based on its regulatory capital ratios at June 30, 2008, Schwab Bank is considered well capitalized.

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

CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes, of which $458 million was outstanding at June 30, 2008, have maturities ranging from 2009 to 2017 and fixed interest rates ranging from 6.38% to 8.05% with interest payable semiannually. The Medium-Term Notes are rated A2 by Moody’s Investors Service (Moody’s), A by Standard & Poor’s Ratings Group (S&P), and A by Fitch Ratings, Ltd. (Fitch).

CSC has a prospectus supplement on file with the SEC enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At June 30, 2008, $500 million of these notes remained unissued.

CSC has a Registration Statement under the Securities Act of 1933 on Form S-3 on file with the SEC relating to a universal shelf registration for the issuance of up to $1.0 billion aggregate amount of various securities, including common stock, preferred stock, debt securities, and warrants. At June 30, 2008, $300 million of junior subordinated notes under this registration statement were outstanding and have a fixed interest rate of 7.50% until 2017 and a floating rate thereafter. At June 30, 2008, $700 million of these securities remained unissued.

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and is not subject to voluntary prepayment. The proceeds of the commercial paper program are to be used for general corporate purposes.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

CSC commenced issuing Notes on April 22, 2008, and there were none outstanding at June 30, 2008. CSC’s ratings for these short-term borrowings are P-1 by Moody’s, A-1 by S&P, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of 14 banks which is scheduled to expire in June 2009. This facility replaced a similar facility that expired in June 2008. These facilities were unused during the first half of 2008. The funds under this facility are available for general corporate purposes, including repayment of the Commercial Paper Notes discussed above, and CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of stockholders’ equity, Schwab to maintain a minimum net capital ratio, as defined, and Schwab Bank to be well capitalized, as defined. Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $1.1 billion of the $1.2 billion uncommitted, unsecured bank credit lines provided by eight banks that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. These lines were not used by CSC during the first half of 2008.

In addition, Schwab provides CSC with a $1.0 billion credit facility maturing in 2009. No funds were drawn under this facility at June 30, 2008.

Schwab

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $18.7 billion and $19.5 billion at June 30, 2008 and December 31, 2007, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.

The Company has a lease financing liability related to an office building and land under a 20-year lease. The remaining lease financing liability of $119 million at June 30, 2008 is being reduced by a portion of the lease payments over the remaining lease term of approximately 16 years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of eight banks totaling $1.2 billion at June 30, 2008. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-bearing investments, and movements of cash to meet segregation requirements. Schwab used such borrowings for five days during the first half of 2008, with daily amounts borrowed averaging $248 million. There were no borrowings outstanding under these lines at June 30, 2008.

To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured standby letter of credit (LOCs) agreements with 11 banks in favor of the OCC aggregating $850 million at June 30, 2008. Schwab pays a fee to maintain these arrangements. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. Schwab also pays a fee to maintain these arrangements. At June 30, 2008, the aggregate face amount of these outstanding LOCs totaled $365 million. No funds were drawn under these LOCs at June 30, 2008.

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At June 30, 2008, Schwab’s net capital was $1.2 billion (9% of aggregate debit

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

balances), which was $948 million in excess of its minimum required net capital and $551 million in excess of 5% of aggregate debit balances.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility, which is scheduled to expire in March 2010. The amount outstanding under this facility at June 30, 2008 was $220 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $1.5 billion credit facility maturing in 2011. Borrowings under this facility do not qualify as regulatory capital for Schwab. No funds were drawn under this facility at June 30, 2008.

Schwab Bank

Schwab Bank’s current liquidity needs are generally met through deposits from banking clients and equity capital.

The excess cash held in certain Schwab brokerage client accounts is swept into a money market deposit account at Schwab Bank. At June 30, 2008, these balances totaled $17.3 billion.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, CSC provides Schwab Bank with a $100 million short-term credit facility maturing in December 2009. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. No funds were drawn under this facility at June 30, 2008.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System (FHLB). At June 30, 2008, $589 million was available, and no funds were drawn under this facility.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio of less than 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at June 30, 2008 was $4.8 billion, up $142 million, or 3%, from December 31, 2007.

At June 30, 2008, the Company had long-term debt of $882 million, or 18% of total financial capital, that bears interest at a weighted-average rate of 7.03%. At December 31, 2007, the Company had long-term debt of $899 million, or 19% of total financial capital. The Company repaid $17 million of long-term debt in the first half of 2008.

The Company’s cash position (reported as cash and cash equivalents on its condensed consolidated balance sheet) and cash flows are affected by changes in brokerage client cash balances and the associated amounts required to be segregated under regulatory guidelines. Timing differences between cash and investments actually segregated on a given date and the amount required to be segregated for that date may arise in the ordinary course of business and are addressed by the Company in accordance with applicable regulations. Other factors which affect the Company’s cash position and cash flows include investment activity in securities, levels of capital expenditures, acquisition and divestiture activity, banking client deposit activity, brokerage and banking client loan activity, financing activity in long-term debt, payments of dividends, and repurchases of CSC’s common stock. The combination of these factors can cause significant fluctuations in the levels of cash and cash equivalents during specific time periods.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Capital Expenditures

In the first halves of 2008 and 2007, the Company’s capital expenditures were $81 million and $83 million, respectively. Capital expenditures in the first halves of 2008 and 2007 were primarily for software and equipment relating to the Company’s information technology systems. Capital expenditures include capitalized costs for developing internal-use software of $25 million in the first half of 2008 and $29 million in the first half of 2007.

Dividends

During the first halves of 2008 and 2007, CSC paid common stock cash dividends of $115 million and $125 million, respectively.

Share Repurchases

During the first half of 2008, CSC repurchased 17 million shares of its common stock for $350 million. CSC repurchased 33 million shares of its common stock for $642 million in the first half of 2007. As of June 30, 2008, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock.

Off-Balance-Sheet Arrangements

The Company enters into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit. Additionally, the Company enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For discussion on the Company’s off-balance-sheet arrangements, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and note “9 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements.

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

Credit Risk Exposures

The Company has exposure to credit risk associated with the Company’s loans to banking clients held at Schwab Bank. The Company’s loans to banking clients primarily include portfolios of first lien 3-, 5- and 7- year adjustable rate mortgage loans (First Mortgage portfolio) of $3.0 billion and home equity lines of credit (HELOC portfolio) of $1.7 billion at June 30, 2008. The Company does not offer loans that allow for negative amortization. The

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Company maintains credit underwriting standards that have limited the exposure to the types of loans that experienced high foreclosures and loss rates elsewhere in the industry during 2007 and the first half of 2008. The Company does not originate or purchase subprime loans (generally defined as extensions of credit to borrowers with a Fair Isaac & Company (FICO) credit score of less than 620 at origination), unless the borrower has compensating credit factors. At June 30, 2008, approximately 1% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with FICO credit scores of less than 620.

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

	June 30, 2008	December 31, 2007

Loan delinquencies (1)	0.32%	0.80%
Nonaccrual loans	0.10%	0.12%
Allowance for credit losses	0.24%	0.20%

(1)	Loan delinquencies are defined as loans that are 30 days or more past due.

The Company has exposure to credit risk associated with its securities available for sale portfolio. This portfolio includes U.S. agency and non-agency mortgage-backed securities, corporate debt securities, asset-backed securities, and long-term certificates of deposit, and U.S. agency notes. The securities available for sale portfolio totaled $12.8 billion as of June 30, 2008. U.S. agency mortgage-backed securities do not have explicit credit ratings, however management considers these to be of the highest credit quality given the guarantee of principal and interest by the U.S. agencies. At June 30, 2008, the non-agency mortgage-backed securities were rated “AAA” (defined as a rating equivalent to a Moody’s rating of “Aaa” or a Standard and Poor’s rating of “AAA”). At June 30, 2008, the corporate debt securities were not rated lower than investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard and Poor’s rating of “BBB-” or higher).

Concentration Risk Exposures

The Company has concentration risk exposure when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry. The Company’s investments in mortgage-backed securities totaled $10.8 billion at June 30, 2008. Of these, $7.7 billion were U.S. agency securities. At June 30, 2008, $635 million of the mortgage-backed securities portfolio was collateralized by loans that are considered to be “Alt-A” (defined as loans with reduced documentation at origination) and were rated “AAA”, as defined above. The Company’s investments in corporate debt securities totaled $923 million at June 30, 2008, with the majority issued by institutions in the financial services industry. The Company’s balance of loans to banking clients, net, totaled $4.9 billion at June 30, 2008. Approximately 80% of the First Mortgage portfolio consisted of loans with interest-only payment terms. The interest rates on approximately 80% of these interest-only loans are not scheduled to reset for three or more years. All interest-only loans are underwritten based on underwriting standards that do not include interest terms described as temporary introductory rates below current market rates. At June 30, 2008, 33% of the residential real estate mortgages and 45% of the home equity lines of credit balances were secured by properties which are located in California. The Company is also subject to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry.

The Company is subject to indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. U.S. Government and agency securities held as collateral for resale agreements at June 30, 2008 totaled $3.4 billion.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

CRITICAL ACCOUNTING ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to these critical accounting estimates during the first half of 2008.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company’s annual goodwill impairment testing date is April 1. In testing for a potential impairment of goodwill on April 1, 2008, management estimated the fair value of each of the Company’s reporting units (generally defined as the Company’s businesses for which financial information is available and reviewed regularly by management) and compared this value to the carrying value of the reporting unit. The estimated fair value of each reporting unit was greater than its carrying value, and therefore management concluded that no amount of goodwill was impaired.

SUBSEQUENT EVENTS

On July 22, 2008, the Board of Directors appointed Walter W. Bettinger II as President and Chief Executive Officer of CSC and a member of the Board of Directors effective October 1, 2008. Mr. Bettinger had previously served as President and Chief Operating Officer of CSC. Charles R. Schwab, who is currently Chairman of the Board and Chief Executive Officer of CSC, will continue to serve as Chairman of the Board of CSC after October 1, 2008.

Additionally, on July 22, 2008, the Board of Directors increased the quarterly cash dividend from $.05 per share to $.06 per share, payable on August 22, 2008 to stockholders of record on August 8, 2008.

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

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things:

•	the impact of changes in the likelihood of guarantee payment obligations (see note “9 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements);

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

For the Company’s market risk related to its interest rate risk, a sensitivity analysis, referred to as a net interest revenue simulation model, is shown below. The Company is exposed to interest rate risk primarily from changes in the interest rates on its interest-earning assets (cash and cash equivalents, cash and investments segregated, securities available for sale, receivables from brokers, dealers, and clearing organizations, receivables from brokerage clients, and loans to banking clients) and its funding sources (including deposits from banking clients, payables to brokerage clients, short-term borrowings, and long-term debt) which finance these assets. To mitigate the risk of loss, the Company has established policies and procedures which include setting guidelines on the amount of net interest revenue at risk, and by monitoring the net interest margin and average maturity of its interest-earning assets and funding sources. To remain within these guidelines, the Company manages the maturity, repricing, and cash flow characteristics of the investment portfolios. The Company also has the ability to adjust the rates paid on certain brokerage client cash balances and certain banking deposits and the rates charged on margin loans.

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

THE CHARLES SCHWAB CORPORATION

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months at June 30, 2008 and December 31, 2007. While the Company typically uses a gradual 200 basis point change, it revised the methodology at March 31, 2008 due to the current low levels of interest rates. The Company will use a gradual 100 basis point change until such time as the level of interest rates justifies a return to the previous methodology.

Percentage Increase (Decrease)	June 30, 2008	December 31, 2007
Increase of 100 basis points	3.4%	4.4%
Decrease of 100 basis points	(7.8%)	(3.1%)

The disproportionate net interest revenue sensitivity in the decrease of 100 basis points scenario is primarily due to assumptions that rates paid on certain brokerage client cash balances and banking deposits cannot go below zero percent. The Company remains positioned to experience increases in net interest revenue as rates rise and decreases as rates fall.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see note “9 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

During the first half of 2008, there have been no material changes to the risk factors in “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

THE CHARLES SCHWAB CORPORATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the second quarter of 2008.

Month	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in millions)
April:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	24	$21.44	N/A	N/A
May:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	6	$22.57	N/A	N/A
June:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	5	$21.78	N/A	N/A

Total:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	35	$21.68	N/A	N/A

N/A Not applicable.

(1)

There were no share repurchases under the Share Repurchase Program during the second quarter. Repurchases under this program are under authorizations by CSC’s Board of Directors covering up to $500 million and $500 million of common stock publicly announced by the Company on April 25, 2007 and March 13, 2008, respectively. The remaining authorizations do not have an expiration date.

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

The Annual Meeting of Stockholders of CSC was held on May 15, 2008. There were a total of 1,146,948,645 shares entitled to vote at the Annual Meeting, and a total of 1,043,522,214 shares were present in person or by proxy at the Annual Meeting. The voting results are provided below:

		Shares For	Shares Against	Abstentions
1.	Election of Directors:
	(a) Frank C. Herringer	1,014,495,117	19,913,295	9,113,802
	(b) Stephen T. McLin	980,567,239	53,802,405	9,152,570
	(c) Charles R. Schwab	1,021,382,161	14,591,395	7,548,658
	(d) Roger O. Walther	1,017,787,666	16,699,124	9,035,424
	(e) Robert N. Wilson	1,025,538,787	8,898,769	9,084,658

		Shares For	Shares Against	Abstentions	Broker Non-Votes
2.	Stockholder proposal regarding political contributions	218,491,594	577,913,313	126,228,078	120,889,229

3.	Stockholder proposal regarding submission of non-binding stockholder proposals	27,841,256	875,881,052	18,910,677	120,889,229

All nominees for the election to the Board of Directors were elected. The stockholders did not approve either of the stockholder proposals.

Item 5.	Other Information

None.

THE CHARLES SCHWAB CORPORATION

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit

10.315	Credit Agreement (364-Day Commitment) dated as of June 13, 2008 between the Registrant and the financial institutions listed therein (supersedes Exhibit 10.297)

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

(1)	Furnished as an exhibit to this quarterly report on Form 10-Q.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date: August 7, 2008	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Executive Vice President and
Chief Financial Officer