Form 10-Q
period 2008-09-30
SCHWAB CHARLES CORP
filed 2008-11-06
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

1,155,200,311 shares of $.01 par value Common Stock

Outstanding on October 23, 2008

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2008

Part I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Revenues
Asset management and administration fees	$596	$610	$1,827	$1,730

Interest revenue	497	593	1,485	1,697
Interest expense	(50)	(160)	(192)	(491)

Net interest revenue	447	433	1,293	1,206

Trading revenue	252	218	728	618
Other	(44)	30	18	95

Total net revenues	1,251	1,291	3,866	3,649

Expenses Excluding Interest
Compensation and benefits	390	447	1,265	1,326
Professional services	86	81	254	236
Occupancy and equipment	75	70	221	208
Advertising and market development	47	44	181	162
Communications	51	50	155	150
Depreciation and amortization	38	39	113	117
Other	65	48	156	123

Total expenses excluding interest	752	779	2,345	2,322

Income from continuing operations before taxes on income	499	512	1,521	1,327
Taxes on income	(195)	(189)	(599)	(512)

Income from continuing operations	304	323	922	815
(Loss) income from discontinued operations, net of tax	—	1,211	(18)	1,284

Net Income	$304	$1,534	$904	$2,099

Weighted-Average Common Shares Outstanding — Diluted	1,158	1,201	1,157	1,242

Earnings Per Share - Basic
Income from continuing operations	$.26	$.27	$.80	$.66
(Loss) income from discontinued operations, net of tax	$—	$1.02	$(.01)	$1.05
Net income	$.26	$1.29	$.79	$1.71
Earnings Per Share - Diluted
Income from continuing operations	$.26	$.27	$.80	$.66
(Loss) income from discontinued operations, net of tax	$—	$1.01	$(.02)	$1.03
Net income	$.26	$1.28	$.78	$1.69

Dividends Declared Per Common Share	$.06	$1.05	$.16	$1.15

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$5,323	$6,764
Cash and investments segregated and on deposit for regulatory purposes	13,754	8,803
Securities owned — at fair value	14,230	8,201
Receivables from brokers, dealers, and clearing organizations	1,045	725
Receivables from brokerage clients — net	10,604	12,314
Loans to banking clients — net	5,527	3,443
Loans held for sale	49	44
Equipment, office facilities, and property — net	633	617
Goodwill	528	525
Deferred tax assets — net	462	254
Other assets	605	596

Total	$52,760	$42,286

Liabilities and Stockholders’ Equity
Deposits from banking clients	$21,959	$13,822
Payables to brokers, dealers, and clearing organizations	2,446	1,922
Payables to brokerage clients	21,514	20,290
Accrued expenses and other liabilities	1,897	1,621
Long-term debt	881	899

Total liabilities	48,697	38,554

Stockholders’ equity:
Preferred stock — 9,940,000 shares authorized; $.01 par value per share; none issued	—	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,392,091,544 shares issued	14	14
Additional paid-in capital	2,213	2,107
Retained earnings	6,496	5,776
Treasury stock — 237,352,820 and 231,274,906 shares in 2008 and 2007, respectively, at cost	(4,375)	(4,148)
Accumulated other comprehensive loss	(285)	(17)

Total stockholders’ equity	4,063	3,732

Total	$52,760	$42,286

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$904	$2,099
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Loss (income) from discontinued operations, net of tax	18	(1,284)
Depreciation and amortization expense	113	117
Stock-based compensation expense	49	40
Excess tax benefits from stock-based compensation	(47)	(85)
Other	64	192
Originations of loans held for sale	(1,316)	(628)
Proceeds from sales of loans held for sale	1,305	615
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	(4,951)	1,461
Securities owned (excluding securities available for sale)	(319)	51
Receivables from brokers, dealers, and clearing organizations	(310)	(167)
Receivables from brokerage clients	1,701	(239)
Other assets	7	(37)
Payables to brokers, dealers, and clearing organizations	524	438
Payables to brokerage clients	1,224	(1,692)
Accrued expenses and other liabilities	322	(102)
Net cash provided by discontinued operations	—	389

Net cash (used for) provided by operating activities	(712)	1,168

Cash Flows from Investing Activities
Purchases of securities available for sale	(7,566)	(3,100)
Principal payments on securities available for sale	1,335	1,471
Net increase in loans to banking clients	(2,111)	(748)
Purchase of equipment, office facilities, and property	(128)	(116)
Proceeds from sale of U.S. Trust, net of transaction costs	—	3,237
Cash payments for business combinations, net of cash acquired	(5)	(117)
Net cash provided by discontinued operations	—	67

Net cash (used for) provided by investing activities	(8,475)	694

Cash Flows from Financing Activities
Net change in deposits from banking clients	8,137	1,450
Issuance of long-term debt	—	249
Repayment of long-term debt	(19)	(10)
Excess tax benefits from stock-based compensation	47	85
Dividends paid	(185)	(1,442)
Purchase of treasury stock	(350)	(2,740)
Proceeds from stock options exercised and other	116	345
Net cash provided by discontinued operations	—	563

Net cash provided by (used for) financing activities	7,746	(1,500)

(Decrease) increase in Cash and Cash Equivalents	(1,441)	362
Cash and Cash Equivalents at Beginning of Period	6,764	4,507

Cash and Cash Equivalents at End of Period	$5,323	$4,869

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$184	$491
Income taxes (amounts include discontinued operations)	$626	$421

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

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities was effective beginning January 1, 2008. This statement permits entities to elect to measure eligible financial instruments, commitments, and certain other arrangements at fair value at specified election dates with changes in fair value recognized in earnings at each subsequent reporting period. The Company made no such election on January 1, 2008 or during the first nine months of 2008. The adoption of SFAS No. 159 did not have any impact on the Company’s financial position, results of operations, EPS, or cash flows.

SFAS No. 141R – Business Combinations, was issued in December 2007. This statement generally requires an acquirer to recognize the assets acquired, the liabilities assumed, contingent purchase consideration, and any noncontrolling interest in the acquiree, at fair value on the date of acquisition. SFAS No. 141R also requires an acquirer to expense most transaction and restructuring costs as incurred, and not include such items in the cost of the acquired entity. The adoption of SFAS No. 141R will not have an impact on the Company’s financial

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

position, results of operations, EPS, or cash flows, as SFAS No. 141R applies prospectively for all business acquisitions with an acquisition date on or after January 1, 2009. Early adoption is prohibited.

SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements, was issued in December 2007 and is effective beginning January 1, 2009. This statement amends Accounting Research Bulletin No. 51 – Consolidated Financial Statements by establishing financial statement presentation and disclosure requirements for reporting noncontrolling ownership interests. SFAS No. 160 also establishes consistent accounting methods for changes in ownership interest and for the valuation of retained noncontrolling investments upon deconsolidation. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations, EPS, or cash flows.

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

FASB Staff Position (FSP) on EITF Issue 03-6-1 (FSP EITF 03-6-1) – Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, was issued in June 2008 and is effective beginning January 1, 2009. This statement requires the inclusion of unvested share-based payment awards with non-forfeitable rights to dividends or dividend equivalents as participating securities in the computation of earnings per share under the two-class method described in SFAS No. 128 – Earnings per Share. The requirements of this statement require retrospective adjustment to all prior-period earnings per share data presented. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of FSP EITF 03-6-1 on its disclosures of EPS. The adoption of FSP EITF 03-6-1 will not impact the Company’s financial position, results of operations, or cash flows.

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

•

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. This category includes mortgage-backed securities, asset-backed securities, corporate debt securities, long-term certificates of deposit, U.S. agency and municipal debt securities, U.S. treasury securities, and derivative contracts.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

•

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not have any financial assets or liabilities utilizing Level 3 inputs as of September 30, 2008.

The following table presents the Company’s fair value hierarchy as of September 30, 2008 for assets and liabilities measured at fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets
Investments segregated and on deposit for regulatory purposes	$—	$5,291	$—	$5,291
Securities owned:
U.S. agency mortgage-backed securities	—	7,697	—	7,697
Non-agency mortgage-backed securities	—	2,793	—	2,793
Certificates of deposit	—	1,119	—	1,119
Corporate debt securities	—	897	—	897
Asset-backed securities	—	716	—	716
U.S. agency notes	—	15	—	15

Total available-for-sale securities	—	13,237	—	13,237
Schwab Funds® money market funds	777	—	—	777
Fixed income, equity, and other securities	87	114	—	201
Equity and bond mutual funds	15	—	—	15

Total securities owned	879	13,351	—	14,230
Other assets:
Derivative contracts	—	8	—	8

Total other assets	—	8	—	8

Total assets at fair value	$879	$18,650	$—	$19,529

Liabilities
Accrued expenses and other liabilities:
Securities sold, not yet purchased	$465	$—	$—	$465
Derivative contracts	—	2	—	2

Total accrued expenses and other liabilities	465	2	—	467

Total liabilities at fair value	$465	$2	$—	$467

4.	Securities Owned

A summary of securities owned is as follows:

	September 30, 2008	December 31, 2007
Securities available for sale	$13,237	$7,526
Schwab Funds® money market funds	777	413
Fixed income, equity, and other securities	201	175
Equity and bond mutual funds	15	87

Total securities owned (1)	$14,230	$8,201

(1)	Amounts include securities pledged of $6 million at both September 30, 2008 and December 31, 2007.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

The amortized cost, fair value, and gross unrealized gains and losses on securities available for sale at September 30, 2008 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. agency mortgage-backed securities	$7,742	$32	$77	$7,697
Non-agency mortgage-backed securities	3,178	—	385	2,793
Certificates of deposit	1,120	—	1	1,119
Corporate debt securities	928	1	32	897
Asset-backed securities	724	—	8	716
U.S. agency notes	15	—	—	15

Total	$13,707	$33	$503	$13,237

A summary of investments with unrealized losses, aggregated by category and period of continuous unrealized loss at September 30, 2008 is as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency mortgage-backed securities	$4,184	$66	$381	$11	$4,565	$77
Non-agency mortgage-backed securities	2,089	186	697	199	2,786	385
Certificates of deposit	944	1	75	—	1,019	1
Corporate debt securities	467	5	354	27	821	32
Asset-backed securities	716	8	—	—	716	8

Total temporarily impaired securities (1)	$8,400	$266	$1,507	$237	$9,907	$503

(1)	The number of investment positions with unrealized losses totaled 372.

Management evaluates securities available for sale for other-than-temporary impairment on a quarterly basis. The evaluation of whether other-than-temporary impairment exists is a matter of judgment. The evaluation includes the assessment of several factors including: 1) whether the unrealized loss is solely due to changes in interest rates, 2) the length of time and the extent to which the fair value has been less than amortized cost, 3) the financial condition of the issuer, if applicable, 4) the credit ratings of the issuer or security, 5) the collateral underlying the security, including the credit default experience of the underlying collateral for non-agency mortgage-backed securities, and 6) the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery. If management determines other-than-temporary impairment exists, the cost basis of the security is adjusted to the then-current fair value, with a corresponding loss recognized in current earnings. If future evaluations conclude that an impairment now considered to be temporary is other-than-temporary, the Company would recognize a realized loss through earnings at that time.

Securities available for sale with unrealized losses of $503 million as of September 30, 2008 included U.S. agency and non-agency mortgage-backed securities, corporate debt securities, asset-backed securities, and long-term certificates of deposit. U.S. agency mortgage-backed securities do not have explicit credit ratings, however management considers these to be of the highest credit quality given the guarantee of principal and interest by the U.S. agencies. At September 30, 2008, approximately 99% of the non-agency mortgage-backed securities, based on fair value, were rated “AAA” by at least one of the Nationally Recognized Statistical Rating Agencies. At September 30, 2008, the corporate debt securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard and Poor’s rating of “BBB-” or higher), with the exception of debt securities issued by Lehman Brothers Holdings, Inc. (Lehman). Based on management’s

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

evaluation of the factors described in the preceding paragraph, management determined the unrealized losses were temporary as of September 30, 2008, except as described below.

The Company recorded losses of $73 million related to two corporate debt securities in the third quarter and first nine months of 2008. On September 15, 2008, Lehman filed a Chapter 11 bankruptcy petition and therefore the Company recognized an other-than-temporary impairment charge of $44 million on debt securities issued by Lehman. The Company sold these securities in October 2008. On September 25, 2008, the Federal Deposit Insurance Corporation seized Washington Mutual Bank and as a result the Company sold debt securities issued by Washington Mutual Bank prior to September 30, 2008, and recorded a loss of $29 million. The sale of these securities reflected significant unanticipated changes in the financial condition of their issuers during the third quarter of 2008 and does not impact the Company’s ability and intent to hold the remaining securities. There were no gross realized gains on sales of securities available for sale during the third quarter and first nine months of 2008. Realized gains and losses from sales of securities available for sale and other-than-temporary impairment charges are included in other revenue on the Company’s condensed consolidated statements of income.

The maturities of securities available for sale at September 30, 2008 are as follows:

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
U.S. agency mortgage-backed securities (1)	$—	$—	$161	$7,536	$7,697
Non-agency mortgage-backed securities (1)	—	—	20	2,773	2,793
Certificates of deposit	969	150	—	—	1,119
Corporate debt securities	374	523	—	—	897
Asset-backed securities	—	554	162	—	716
U.S. agency notes	15	—	—	—	15

Estimated fair value	$1,358	$1,227	$343	$10,309	$13,237
Total amortized cost	$1,380	$1,243	$344	$10,740	$13,707

Net unrealized losses	$22	$16	$1	$431	$470

(1)

Mortgage-backed securities have been allocated over maturity groupings based on contractual maturities. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Securities sold, but not yet purchased were $465 million at September 30, 2008 and consisted primarily of overnight positions related to clients’ money market fund trading activity. Securities sold, but not yet purchased were $6 million at December 31, 2007 and consisted primarily of mutual fund shares that are distributed to clients to satisfy their dividend reinvestment requests. These securities are recorded at market value in accrued expenses and other liabilities.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

5.	Loans to Banking Clients and Related Allowance for Credit Losses

An analysis of the composition of the loan portfolio is as follows:

	September 30, 2008	December 31, 2007
Residential real estate mortgages	$3,147	$2,101
Home equity lines of credit	2,175	1,234
Secured personal loans	202	102
Other	19	13

Total loans to banking clients	5,543	3,450
Less: allowance for credit losses	(16)	(7)

Loans to banking clients – net	$5,527	$3,443

Included in the loan portfolio are nonaccrual loans totaling $8 million and $4 million at September 30, 2008 and December 31, 2007, respectively. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $10 million and $4 million at September 30, 2008 and December 31, 2007, respectively. The Company did not have any impaired loans during the first nine months of 2008 and 2007. At September 30, 2008 and December 31, 2007, there were no loans accruing interest that were contractually 90 days or more past due. For the first nine months of 2008 and 2007, the amount of interest revenue which would have been earned on non-accrual loans versus interest revenue recognized on these loans was not material to the Company’s results of operations.

Changes in the allowance for credit losses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$12	$5	$7	$4
Charge-offs	(1)	—	(2)	—
Recoveries	—	—	—	—
Provision for credit loss	5	1	11	2

Balance at end of period	$16	$6	$16	$6

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

Comprehensive income includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. Comprehensive income is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$304	$1,534	$904	$2,099
Other comprehensive (loss) income:
Change in net unrealized loss on securities available for sale:
Unrealized (loss) gain	(306)	15	(513)	(21)
Reclassification of realized loss included in net income (1,2)	73	59	73	59
Income tax effect	91	(31)	173	(16)

Net	(142)	43	(267)	22

Minimum pension liability adjustment, net of tax (2)	—	5	—	5
Net change in net unrealized loss on cash flow hedging instruments	—	(4)	—	(3)
Foreign currency translation adjustment	(1)	—	(1)	—

Total other comprehensive (loss) income	(143)	44	(268)	24

Comprehensive income	$161	$1,578	$636	$2,123

(1)	In the third quarter and first nine months of 2008, the Company reclassified realized losses of $73 million related to the sale and other-than-temporary impairment of two corporate debt securities.

(2)	Reclassification adjustment in the third quarter and first nine months 2007 is related to the sale of U.S. Trust.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$304	$1,534	$904	$2,099

Weighted-average common shares outstanding – basic	1,148	1,188	1,147	1,227
Common stock equivalent shares related to stock incentive plans	10	13	10	15

Weighted-average common shares outstanding – diluted (1)	1,158	1,201	1,157	1,242

Basic EPS:
Income from continuing operations	$.26	$.27	$.80	$.66
(Loss) income from discontinued operations, net of tax	$—	$1.02	$(.01)	$1.05
Net income	$.26	$1.29	$.79	$1.71

Diluted EPS:
Income from continuing operations	$.26	$.27	$.80	$.66
(Loss) income from discontinued operations, net of tax	$—	$1.01	$(.02)	$1.03
Net income	$.26	$1.28	$.78	$1.69

(1)

Total antidilutive stock options and restricted stock awards excluded from the calculation of diluted earnings per share were 19 million shares for both the third quarters of 2008 and 2007, and 22 million and 23 million shares for the first nine months of 2008 and 2007, respectively.

8.	Regulatory Requirements

CSC is a savings and loan holding company and Schwab Bank is a federal savings bank. CSC and Schwab Bank are both subject to supervision and regulation by the Office of Thrift Supervision (OTS). CSC’s depository institution subsidiary is Schwab Bank.

As a savings and loan holding company, CSC is not subject to specific statutory capital requirements. CSC is required to maintain capital that is sufficient to support the holding company and its subsidiaries’ business activities, and the risks inherent in those activities. Schwab Bank is required to maintain a capital level that at least equals minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. At September 30, 2008, CSC and Schwab Bank met the capital level requirements.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

The regulatory capital and ratios for Schwab Bank at September 30, 2008 are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$1,530	16.0%	$382	4.0%	$572	6.0%
Total Capital	$1,547	16.2%	$763	8.0%	$954	10.0%
Leverage	$1,530	6.4%	$960	4.0%	$1,200	5.0%
Tangible Equity	$1,530	6.4%	$480	2.0%	N/A

N/A Not applicable.

Based on its regulatory capital ratios at September 30, 2008, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events that management believes have changed Schwab Bank’s well-capitalized status.

Schwab is subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule). Schwab computes net capital under the alternative method permitted by the Uniform Net Capital Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. At September 30, 2008, 2% of aggregate debits was $229 million, which exceeded the minimum dollar requirement for Schwab of $250,000. At September 30, 2008, Schwab’s net capital was $1.1 billion (10% of aggregate debit balances), which was $882 million in excess of its minimum required net capital and $539 million in excess of 5% of aggregate debit balances. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

9.	Commitments and Contingent Liabilities

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company satisfies the margin requirements by arranging standby letters of credit (LOCs), in favor of the clearing houses, which are issued by multiple banks. At September 30, 2008, the aggregate face amount of these outstanding LOCs totaled $750 million. Schwab pays a fee to maintain these arrangements. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. Schwab also pays a fee to maintain these arrangements. At September 30, 2008, the aggregate face amount of these outstanding LOCs totaled $307 million. No funds were drawn under these LOCs at September 30, 2008.

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

Legal contingencies: The Company is subject to claims and lawsuits in the ordinary course of business, including arbitrations, class actions and other litigation, some of which include claims for substantial or unspecified damages. The Company is also the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies. In addition, the Company is responding to certain litigation claims brought against former

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

(Unaudited)

subsidiaries pursuant to indemnities it has provided to purchasers of those entities. Certain of these matters are described below.

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

YieldPlus Fund Litigation: The Company is the subject of nine purported class action lawsuits filed between March and May 2008 on behalf of investors in the Schwab YieldPlus Fund® alleging violations of state law and federal securities law in connection with the fund’s investment policy, disclosures and fund marketing. Defendants named in one or more of the lawsuits include the Company, Schwab, CSIM, the fund itself, Schwab Investments (registrant and issuer of the fund’s shares), Charles R. Schwab, Randall W. Merk (current president of the fund), and current and former trustees and officers of the fund and/or Schwab. Claimants seek unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, and costs and attorneys fees. On July 3, 2008, the U.S. District Court for the Northern District of California consolidated all nine lawsuits into a single action for purposes of pre-trial proceedings and appointed a group of fund investors as lead plaintiff. On October 2, 2008, plaintiffs filed a consolidated amended complaint which seeks certification of two separate classes of plaintiffs for the federal and state law claims.

Total Bond Market Fund Litigation: On August 28, 2008, a class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of investors in the Schwab Total Bond Market Fund™. The lawsuit, which alleges violations of state law and federal securities law in connection with the fund’s investment policy, names the fund, Schwab Investments (registrant and issuer of the fund’s shares), Schwab, and CSIM as defendants. Claimants seek unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, and costs and attorneys fees.

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

The Company structures its segments according to its various types of clients and the services provided to those clients. The Company’s three reportable segments are Schwab Investor Services, Schwab Institutional, and Schwab Corporate and Retirement Services. The Company evaluates the performance of its segments on a pre-tax basis excluding items such as restructuring charges, impairment charges on non-financial assets, discontinued operations, and extraordinary items. Segment assets are not disclosed because the balances are not used for evaluating segment performance and deciding how to allocate resources to segments. There are no revenues from transactions with other segments within the Company.

Financial information for the Company’s reportable segments is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues:
Schwab Investor Services	$820	$862	$2,557	$2,450
Schwab Institutional	299	287	911	818
Schwab Corporate and Retirement Services	129	134	388	371
Unallocated	3	8	10	10

Total net revenues	$1,251	$1,291	$3,866	$3,649

Income from continuing operations before taxes on income:
Schwab Investor Services	$315	$343	$969	$886
Schwab Institutional	150	125	454	342
Schwab Corporate and Retirement Services	35	40	98	104
Unallocated	(1)	4	—	(5)

Income from continuing operations before taxes on income:	499	512	1,521	1,327
Taxes on income	(195)	(189)	(599)	(512)
(Loss) income from discontinued operations, net of tax	—	1,211	(18)	1,284

Net income	$304	$1,534	$904	$2,099

11.	Discontinued Operations

On July 1, 2007, the Company completed the sale of all of the outstanding stock of U.S. Trust. The components of (loss) income from discontinued operations related to U.S. Trust are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues	$—	$—	$—	$446

Income from discontinued operations, before taxes	$—	$—	$—	$116
Gain on sale of U.S. Trust, before taxes	—	1,862	—	1,862
Taxes on income	—	(651)	(18)	(694)

(Loss) income from discontinued operations, net of tax	$—	$1,211	$(18)	$1,284

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

A summary of the activity in the facilities restructuring reserve related to the Company’s past restructuring initiatives, as well as certain retained restructuring-related obligations for the third quarter and first nine months of 2008 is as follows:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Beginning balance	$65	$77
Restructuring credit	—	(3)
Cash payments - net	(4)	(14)
Other	—	1

Ending balance at September 30, 2008 (1)	$61	$61

(1)	The Company expects to substantially utilize the remaining facilities restructuring reserve through cash payments for the net lease expense over the respective lease terms through 2017.

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

OVERVIEW

Management of The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key financial and non-financial metrics in evaluating the Company’s financial position and operating performance. All information contained in this Form 10-Q is presented on a continuing operations basis unless otherwise noted. Results for the third quarters and first nine months of 2008 and 2007 are shown in the following table:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2008	2007		2008	2007
Client Activity Metrics:
Net new client assets (in billions) (1)	$24.4	$37.3	(35%)	$91.7	$120.7	(24%)
Client assets (in billions, at quarter end)	$1,304.5	$1,440.7	(9%)
Clients’ daily average trades (in thousands)	334.8	294.3	14%	320.3	272.8	17%

Company Financial Metrics:
Net revenue growth from prior year’s period	(3%)	21%		6%	14%
Pre-tax profit margin from continuing operations	39.9%	39.7%		39.3%	36.4%
Return on stockholders’ equity	31%	145%		31%	67%
Annualized net revenue per average full-time equivalent employee (in thousands)	$371	$400	(7%)	$384	$379	1%

(1)

The first nine months of 2007 includes $17.8 billion related to the acquisition of The 401(k) Company. Effective in the second quarter of 2007, amount includes balances covered by 401(k) record-keeping only services, which totaled $5.2 billion at May 31, 2007, related to the March 2007 acquisition of The 401(k) Company.

The third quarter of 2008 was marked by extraordinary market conditions, including continued downward pressure on home prices, tighter credit markets, liquidity concerns, significant volatility and sharp declines in the equity markets, and continued slowing of general economic activity. The S&P 500 Index, Nasdaq Composite Index, and the Dow Jones Industrial Average decreased 9%, 9%, and 4%, respectively, during the third quarter of 2008 and were down 21%, 21%, and 18%, respectively, on a year to date basis. Although the federal funds rate remained unchanged at 2.00% during the quarter, the Federal Reserve reduced the federal funds rate by 2.25% during the first half of 2008.

During this unprecedented market environment in the third quarter of 2008, clients remained actively engaged with the Company in managing their investments and made heavy use of all of the Company’s service channels – branch, phone and internet. Net new client assets totaled $24.4 billion in the third quarter of 2008, down 35% on a year-over-year basis, reflecting continued deterioration in the equity markets and lower asset valuations. Total client assets ended the third quarter of 2008 at $1.305 trillion, down 9% from the prior year. Additionally, clients’ daily average trades increased 14% on a year-over-year basis to 334,800 in the third quarter of 2008.

Net revenues decreased in the third quarter of 2008 on a year-over-year basis primarily due to the decrease in other revenue relating to losses of $73 million on investments in the Company’s securities available for sale portfolio. The decrease in net revenues was partially offset by increases in net interest revenue and trading revenue of 3% and 16%, respectively. Expenses excluding interest in the third quarter of 2008 decreased $27 million, or 3%, compared to the third quarter of 2007, primarily due to a decrease in compensation and benefits expense, partially offset by an increase in other expense. As a result of the Company’s diverse revenue mix and ongoing expense discipline, the Company achieved a pre-tax profit margin from continuing operations of 39.9% and return on stockholders’ equity of 31% in the third quarter of 2008. Return on stockholders’ equity of

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

145% in the third quarter of 2007 included a $1.2 billion after-tax gain on the sale of U.S. Trust, as well as incremental interest revenue generated from temporarily investing the proceeds from the sale. Annualized net revenue per average full-time equivalent employee was $371,000 in the third quarter of 2008, down 7% from the third quarter of 2007 due to lower revenue in the third quarter of 2008.

Net revenues grew 6% in the first nine months of 2008 as compared to the same period in 2007, as all major sources of revenue (asset management and administration fees, net interest revenue, and trading revenue) increased, offset by the decrease in other revenue due to the losses incurred in the third quarter of 2008 as discussed above. Although expenses excluding interest remained relatively flat in the first nine months of 2008 as compared to the same period in 2007, compensation and benefits expense decreased while other expense, advertising and market development expense, and professional services expense increased. The Company achieved a pre-tax profit margin from continuing operations of 39.3% for the first nine months of 2008, up from 36.4% for the same period in 2007, due to revenue growth and continued expense discipline.

In October 2008, the Federal Reserve lowered the federal funds rate by 1.00% and the S&P 500 Index, Nasdaq Composite Index, and the Dow Jones Industrial Average decreased 17%, 18%, and 14%, respectively. These declines put further pressure on the Company’s net interest revenue and asset management and administration fees.

Segment Information

The Company provides financial services to individuals and institutional and corporate clients through three segments – Schwab Investor Services, Schwab Institutional, and Schwab Corporate and Retirement Services. The Schwab Investor Services segment includes the Company’s retail brokerage and retail banking operations. The Schwab Institutional segment provides custodial, trading, and support services to independent investment advisors. The Schwab Corporate and Retirement Services segment provides retirement plan services, plan administrator services, stock plan services, and mutual fund clearing services. The Company evaluates the performance of its segments on a pre-tax basis excluding items such as restructuring charges, impairment charges on non-financial assets, discontinued operations, and extraordinary items.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Financial information for the Company’s reportable segments is presented in the following table:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2008	2007		2008	2007
Schwab Investor Services:
Net revenues	$820	$862	(5%)	$2,557	$2,450	4%
Expenses excluding interest	505	519	(3%)	1,588	1,564	2%

Contribution margin	315	343	(8%)	969	886	9%

Schwab Institutional:
Net revenues	299	287	4%	911	818	11%
Expenses excluding interest	149	162	(8%)	457	476	(4%)

Contribution margin	150	125	20%	454	342	33%

Schwab Corporate and Retirement Services:
Net revenues	129	134	(4%)	388	371	5%
Expenses excluding interest	94	94	—	290	267	9%

Contribution margin	35	40	(13%)	98	104	(6%)

Unallocated:
Net revenues	3	8	N/M	10	10	N/M
Expenses excluding interest	4	4	N/M	10	15	N/M

Contribution margin	(1)	4	N/M	—	(5)	N/M

Total:
Net revenues	$1,251	$1,291	(3%)	$3,866	$3,649	6%
Expenses excluding interest	$752	$779	(3%)	$2,345	$2,322	1%

Contribution margin	$499	$512	(3%)	$1,521	$1,327	15%

N/M Not meaningful.

Schwab Investor Services

Net revenues decreased in the third quarter of 2008 by $42 million, or 5%, from the same period in 2007 due to the decreases in other revenue and asset management and administration fees, partially offset by the increases in net interest revenue and trading revenue. Other revenue decreased primarily due to losses on investments in the Company’s securities available for sale portfolio. Asset management and administration fees decreased as a result of lower balances of client assets in the Company’s Mutual Fund OneSource® funds. Net interest revenue increased due to higher levels of interest-earning assets, partially offset by the impact of a decrease in the average net yield earned on interest-earning assets. Additionally, net interest revenue in the third quarter of 2007 included incremental interest revenue generated from temporarily investing the proceeds from the sale of U.S. Trust. Trading revenue increased due to higher daily average revenue trades and higher average revenue earned per revenue trade. Expenses excluding interest decreased $14 million, or 3%, from the third quarter of 2007 primarily due to lower incentive compensation expense, partially offset by a charge for individual client complaints and arbitration claims related to Schwab YieldPlus Fund® investments in the third quarter of 2008.

Net revenues increased in the first nine months of 2008 by $107 million, or 4%, from the same period in 2007 due to an increase in all major sources of revenue (asset management and administration fees, net interest revenue, and trading revenue), offset by the decrease in other revenue related to losses on investments in the Company’s securities available for sale portfolio. Asset management and administration fees increased as a result of higher balances of client assets in the Company’s proprietary funds. Net interest revenue increased due to higher levels of interest-earning assets, partially offset by the impact of a decrease in the average net yield earned on interest-earning assets. Trading revenue increased primarily due to higher daily average revenue trades. Expenses excluding interest increased by $24 million, or 2%, from the first nine months of 2007, primarily due to charges for individual client complaints and arbitration claims relating to Schwab YieldPlus Fund investments in the first nine months of 2008.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Schwab Institutional

Net revenues increased by $12 million, or 4%, and $93 million, or 11%, from the third quarter and first nine months of 2007, respectively, primarily due to increases in asset management and administration fees and trading revenues, partially offset by decreases in net interest revenue and other revenue. Asset management and administration fees increased as a result of higher balances of client assets in the Company’s proprietary funds. Trading revenue increased due to higher daily average revenue trades. Net interest revenue decreased primarily due to the incremental interest revenue generated from temporarily investing the proceeds from the sale of U.S. Trust in the third quarter of 2007, as well as the impact of a decrease in the average net yield earned on interest-earning assets in the third quarter and first nine months of 2008. The decrease in other revenue is related to losses on investments in the Company’s securities available for sale portfolio. Expenses excluding interest decreased by $13 million, or 8%, and $19 million, or 4%, from the third quarter and first nine months of 2007, respectively, primarily due to lower incentive compensation expense.

Schwab Corporate and Retirement Services

Net revenues decreased in the third quarter of 2008 by $5 million, or 4%, from the same period in 2007 due to decreases in asset management and administration fees and net interest revenue, partially offset by an increase in trading revenue. Asset management and administration fees decreased as a result of lower balances of client assets in the Company’s Mutual Fund OneSource funds. Net interest revenue decreased primarily due to the impact of a decrease in the average net yield earned on interest-earning assets. Trading revenue increased due to higher daily average revenue trades.

Net revenues increased in the first nine months of 2008 by $17 million, or 5%, from the same period in 2007 primarily due to higher asset management and administration fees and trading revenues. Asset management and administration fees increased as a result of the acquisition of The 401(k) Company in March 2007, as well as growth in the number of corporate retirement plans and participants. Trading revenue increased due to higher daily average revenue trades. Expenses excluding interest increased by $23 million, or 9%, from the first nine months of 2007, primarily due to increased costs to service additional corporate retirement plan participants resulting from the acquisition of The 401(k) Company.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2008	2007		2008	2007
Asset management and administration fees	$596	$610	(2%)	$1,827	$1,730	6%
Net interest revenue	447	433	3%	1,293	1,206	7%
Trading revenue	252	218	16%	728	618	18%
Other	(44)	30	N/M	18	95	(81%)

Total net revenues	1,251	1,291	(3%)	3,866	3,649	6%
Expenses excluding interest	752	779	(3%)	2,345	2,322	1%

Income from continuing operations before taxes on income	499	512	(3%)	1,521	1,327	15%
Taxes on income	(195)	(189)	3%	(599)	(512)	17%

Income from continuing operations	304	323	(6%)	922	815	13%
(Loss) income from discontinued operations, net of tax	—	1,211	N/M	(18)	1,284	N/M

Net income	$304	$1,534	N/M	$904	$2,099	N/M

Earnings per share from continuing operations – diluted	$.26	$.27	(4%)	$.80	$.66	21%
Earnings per share – diluted	$.26	$1.28	N/M	$.78	$1.69	N/M
Pre-tax profit margin from continuing operations	39.9%	39.7%		39.3%	36.4%
Effective income tax rate on income from continuing operations	39.1%	36.9%		39.4%	38.6%

N/M Not meaningful.

Asset management and administration fees decreased from the third quarter of 2007 due to decreases in mutual fund service fees and investment management and trust fees. Net interest revenue increased from the third quarter of 2007 due to higher levels of interest-earning assets, partially offset by the impact of a decrease in the average net yield earned on interest-earning assets in the third quarter of 2008. Net interest revenue in the third quarter of 2007 included incremental interest revenue generated from temporarily investing the proceeds from the sale of U.S. Trust. The increase in trading revenue from the third quarter of 2007 was primarily due to higher daily average revenue trades and higher average revenue earned per revenue trade. The decrease in other revenue from the third quarter of 2007 was primarily due to losses related to two corporate debt securities in the third quarter of 2008. The decrease in expenses excluding interest from the third quarter of 2007 was primarily due to a decrease in compensation and benefits expense, partially offset by an increase in other expense. Income from continuing operations decreased in the third quarter of 2008 by $19 million, or 6%, as compared to the same period for 2007.

Asset management and administration fees increased from the first nine months of 2007 primarily due to an increase in mutual fund service fees. Net interest revenue increased from the first nine months of 2007 due to higher levels of interest-earning assets, partially offset by the impact of a decrease in the average net yield earned on interest-earning assets in the first nine months of 2008. The increase in trading revenue from the first nine months of 2007 was primarily due to higher daily average revenue trades. The decrease in other revenue from the first nine months of 2007 was due to the losses incurred in the third quarter of 2008 as discussed above. Although expenses excluding interest remained relatively flat in the first nine months of 2008 as compared to the same period in 2007, compensation and benefits expense decreased while other expense, advertising and market development expense, and professional services expense increased. Income from continuing operations increased in the first nine months of 2008 by $107 million, or 13%, as compared to the same period in 2007.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Net Revenues

The Company categorizes its major sources of revenue as asset management and administration fees, net interest revenue, or trading revenue. Total asset management and administration fees decreased while net interest revenue and total trading revenue increased in the third quarter of 2008, as compared to the third quarter of 2007. Asset management and administration fees, net interest revenue, and total trading revenue increased in the first nine months of 2008, as compared to the first nine months of 2007.

Three Months Ended September 30,		2008		2007
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees (1)
Mutual fund service fees:
Proprietary funds (Schwab Funds® and Laudus Funds® )	4%	$312	25%	$301	23%
Mutual Fund OneSource®	(10%)	143	12%	159	12%
Clearing and other	(3%)	28	2%	29	2%
Investment management and trust fees	(9%)	88	7%	97	8%
Other	4%	25	2%	24	2%

Asset management and administration fees	(2%)	596	48%	610	47%

Net interest revenue
Interest revenue	(16%)	497	40%	593	46%
Interest expense	(69%)	50	4%	160	12%

Net interest revenue	3%	447	36%	433	34%

Trading revenue
Commissions	19%	222	18%	187	15%
Principal transactions	(3%)	30	2%	31	2%

Trading revenue	16%	252	20%	218	17%

Other	N/M	(44)	(4%)	30	2%

Total net revenues	(3%)	$1,251	100%	$1,291	100%

N/M Not meaningful.

(1)	Certain prior-year amounts have been reclassified to conform to the 2008 presentation.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Nine Months Ended September 30,		2008		2007
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees (1)
Mutual fund service fees:
Proprietary funds (Schwab Funds® and Laudus Funds® )	11%	$949	25%	$854	23%
Mutual Fund OneSource®	(2%)	446	12%	456	12%
Clearing and other	15%	86	2%	75	2%
Investment management and trust fees	(3%)	271	7%	280	8%
Other	15%	75	1%	65	2%

Asset management and administration fees	6%	1,827	47%	1,730	47%

Net interest revenue
Interest revenue	(12%)	1,485	38%	1,697	47%
Interest expense	(61%)	192	5%	491	14%

Net interest revenue	7%	1,293	33%	1,206	33%

Trading revenue
Commissions	18%	634	17%	537	15%
Principal transactions	16%	94	2%	81	2%

Trading revenue	18%	728	19%	618	17%

Other	(81%)	18	1%	95	3%

Total net revenues	6%	$3,866	100%	$3,649	100%

(1)	Certain prior-year amounts have been reclassified to conform to the 2008 presentation.

Asset Management and Administration Fees

Asset management and administration fees include mutual fund service fees and fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for transfer agent services, shareholder services, administration, and investment management provided to its proprietary funds, and record-keeping and shareholder services provided to third-party funds. These fees are based upon the daily balances of client assets invested in third-party funds and the Company’s proprietary funds. The Company also earns asset management fees for advisory and managed account services, which are based on the daily balances of client assets subject to the specific fee for service. The fair values of client assets, which include proprietary and third-party mutual funds, are based on quoted market prices and other observable market data. Asset management and administration fees may vary with changes in the balances of client assets due to market fluctuations and levels of net new client assets.

Asset management and administration fees decreased in the third quarter of 2008 by $14 million, or 2%, on a year-over-year basis due to decreases in mutual fund service fees and investment management and trust fees. The decrease in mutual fund service fees was primarily due to a 15% decrease in the average asset balance of the Company’s Mutual Fund OneSource funds, which was partially offset by a 9% increase in the average asset balance of the Company’s proprietary funds. The decrease in investment management and trust fees was primarily due to decreases in client assets in advisory and managed account services programs.

Asset management and administration fees increased in the first nine months of 2008 by $97 million, or 6%, as compared to the same period in 2007 primarily due to an increase in mutual fund service fees. The increase in mutual fund service fees was primarily due to a 16% increase in the average balance of the Company’s proprietary funds.

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

In clearing its clients’ trades, Charles Schwab & Co., Inc. (Schwab) holds cash balances payable to clients. In most cases, Schwab pays its clients interest on cash balances awaiting investment, and may invest these funds and earn interest revenue. Receivables from brokerage clients consist primarily of margin loans to brokerage clients. Margin loans are loans made by Schwab to clients on a secured basis to purchase securities. Pursuant to Securities and Exchange Commission (SEC) regulations, client cash balances that are not used for margin lending are generally segregated into investment accounts that are maintained for the exclusive benefit of clients.

The amount of excess cash held in certain Schwab brokerage client accounts that is swept into money market deposit accounts at Charles Schwab Bank (Schwab Bank) and (through May 2007) at U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust) has increased significantly since the program’s inception in 2003. Average interest-bearing banking deposits increased $8.3 billion, or 68%, to $20.4 billion from the third quarter of 2007, and $6.1 billion, or 52%, to $17.9 billion from the first nine months of 2007. As a result, the average balance of securities available for sale increased $5.7 billion, or 72%, to $13.5 billion from the third quarter of 2007, and $3.6 billion, or 50%, to $10.9 billion from the first nine months of 2007, while the average balance of loans to banking clients increased $2.3 billion, or 80%, to $5.2 billion from the third quarter of 2007, and $1.9 billion, or 71%, to $4.5 billion from the first nine months of 2007.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheet:

Three Months Ended September 30,	2008			2007 (1)
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$4,333	$27	2.48%	$4,844	$66	5.41%
Cash and investments segregated	10,506	64	2.42%	9,400	123	5.19%
Securities available for sale (2)	13,493	145	4.28%	7,833	109	5.52%
Receivables from brokers, dealers and clearing organizations	435	2	1.83%	634	8	5.01%
Receivables from brokerage clients	11,133	159	5.68%	10,852	222	8.12%
Loans to banking clients	5,232	62	4.71%	2,901	44	6.02%

Total interest-earning assets	45,132	459	4.05%	36,464	572	6.22%

Other interest revenue		38			21

Total interest-earning assets	$45,132	$497	4.38%	$36,464	$593	6.45%

Funding sources:
Deposits from banking clients	$20,416	$22	0.43%	$12,143	$65	2.12%
Payables to brokerage clients	15,084	6	0.16%	14,288	84	2.33%
Short-term borrowings (3)	47	—	2.27%	—	—	—
Long-term debt	882	14	6.31%	429	7	6.47%

Total interest-bearing liabilities	36,429	42	0.46%	26,860	156	2.30%

Non-interest bearing funding sources	8,703			9,604
Other interest expense		8			4

Total funding sources	$45,132	$50	0.44%	$36,464	$160	1.74%

Net interest revenue		$447	3.94%		$433	4.71%

(1)

Prior to 2008 the Company presented tabular information of net interest revenue based on selected client balance and other activity. Prior period information has been recast to conform to the current presentation which is based on all interest-earning assets and funding sources on the condensed consolidated balance sheet.

(2)	Amounts have been calculated based on amortized cost.

(3)	Interest expense on short-term borrowings was less than $500,000 in the third quarter of 2008.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Nine Months Ended September 30,	2008			2007 (1)
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$4,808	$108	3.00%	$4,136	$162	5.24%
Cash and investments segregated	10,350	231	2.98%	10,301	397	5.15%
Securities available for sale (2)	10,865	360	4.43%	7,228	296	5.48%
Receivables from brokers, dealers and clearing organizations	501	8	2.13%	618	22	4.76%
Receivables from brokerage clients	11,348	508	5.98%	10,477	641	8.18%
Loans to banking clients	4,491	164	4.88%	2,629	121	6.15%

Total interest-earning assets	42,363	1,379	4.35%	35,389	1,639	6.19%

Other interest revenue		106			58

Total interest-earning assets	$42,363	$1,485	4.68%	$35,389	$1,697	6.41%

Funding sources:
Deposits from banking clients	$17,862	$79	0.59%	$11,731	$187	2.13%
Payables to brokerage clients	15,144	49	0.43%	14,892	269	2.42%
Short-term borrowings	47	1	2.20%	—	—	—
Long-term debt	892	44	6.59%	401	21	7.00%

Total interest-bearing liabilities	33,945	173	0.68%	27,024	477	2.36%

Non-interest bearing funding sources	8,418			8,365
Other interest expense		19			14

Total funding sources	$42,363	$192	0.60%	$35,389	$491	1.85%

Net interest revenue		$1,293	4.08%		$1,206	4.56%

(1)

Prior to 2008 the Company presented tabular information of net interest revenue based on selected client balance and other activity. Prior period information has been recast to conform to the current presentation which is based on all interest-earning assets and funding sources on the condensed consolidated balance sheet.

(2)	Amounts have been calculated based on amortized cost.

The increase in net interest revenue from the third quarter and first nine months of 2007 was due to higher average interest-earning assets, partially offset by the impact of a decrease in the net interest yield from 4.71% in the third quarter of 2007 to 3.94% in the third quarter of 2008 and from 4.56% in the first nine months of 2007 to 4.08% in the first nine months of 2008. Net interest revenue in the third quarter and first nine months of 2007 included incremental interest revenue generated from temporarily investing the proceeds from the sale of U.S. Trust. Consistent with declines in general market interest rates prevalent in the first nine months of 2008, the Company experienced declines in the yields of all interest-earning assets during the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007. Accordingly, the rates on deposits to banking clients and payables to brokerage clients also decreased during the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007. The decline in the average interest rate on long-term debt was due to the additional debt issued at lower interest rates as part of the capital restructuring in 2007.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Trading Revenue

Trading revenue includes commission revenue (generated by executing client trades) and principal transaction revenues (from client fixed income securities trading activity). The increase in trading revenue from the third quarter and first nine months of 2007 was primarily due to an increase in daily average revenue trades and higher average revenue earned per revenue trade.

As shown in the following table, daily average revenue trades executed by the Company increased 12% and 15% from the third quarter and the first nine months of 2007, respectively. The increase in daily average revenue trades was due to higher volumes of equity, option, mutual fund, and principal transaction trades. Average revenue earned per revenue trade for the third quarter and first nine months of 2008 increased 8% and 3%, respectively, due to higher revenue per trade for fixed income and equity securities.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2008	2007		2008	2007
Daily average revenue trades (in thousands) (1)	282.9	253.5	12%	270.7	235.1	15%
Number of trading days	63.5	62.5	2%	188.5	186.5	1%
Average revenue earned per revenue trade	$14.59	$13.56	8%	$14.48	$14.03	3%

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

Other Revenue

Other revenue includes realized gains and losses on sales of securities available for sale, other-than-temporary impairment charges, service fees, and software maintenance fees. The decrease in other revenue from the third quarter and first nine months of 2007 was primarily due to losses of $73 million related to two corporate debt securities in the Company’s securities available for sale portfolio in the third quarter of 2008. On September 15, 2008, Lehman Brothers Holdings, Inc. (Lehman) filed a Chapter 11 bankruptcy petition and therefore the Company recognized an other-than-temporary impairment charge of $44 million on debt securities issued by Lehman. The Company sold these securities in October 2008. On September 25, 2008, the Federal Deposit Insurance Corporation seized Washington Mutual Bank and as a result the Company sold debt securities issued by Washington Mutual Bank prior to September 30, 3008, and recorded a loss of $29 million.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Expenses Excluding Interest

As shown in the table below, total expenses excluding interest decreased in the third quarter of 2008 as compared to the third quarter of 2007, primarily due to a decrease in compensation and benefits expense, partially offset by an increase in other expense. Although expenses excluding interest remained relatively flat in the first nine months of 2008 as compared to the same period in 2007, compensation and benefits expense decreased while other expense, advertising and market development expense, and professional services expense increased.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2008	2007		2008	2007
Compensation and benefits	$390	$447	(13%)	$1,265	$1,326	(5%)
Professional services	86	81	6%	254	236	8%
Occupancy and equipment	75	70	7%	221	208	6%
Advertising and market development	47	44	7%	181	162	12%
Communications	51	50	2%	155	150	3%
Depreciation and amortization	38	39	(3%)	113	117	(3%)
Other	65	48	35%	156	123	27%

Total expenses excluding interest	$752	$779	(3%)	$2,345	$2,322	1%

Expenses as a percentage of total net revenues:
Total expenses excluding interest	60.1%	60.3%		60.7%	63.6%
Advertising and market development	3.8%	3.4%		4.7%	4.4%

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

Compensation and Benefits

The decrease in compensation and benefits expense from the third quarter and first nine months of 2007 was due to decreases in incentive compensation expense and employee benefits and other expense, offset by an increase in salaries and wages expense. The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2008	2007		2008	2007
Salaries and wages	$248	$234	6%	$753	$711	6%
Incentive compensation (1)	83	149	(44%)	316	402	(21%)
Employee benefits and other	59	64	(8%)	196	213	(8%)

Total compensation and benefits expense	$390	$447	(13%)	$1,265	$1,326	(5%)

Compensation and benefits expense as a percentage of total net revenues:
Salaries and wages	19.8%	18.1%		19.5%	19.5%
Incentive compensation	6.6%	11.5%		8.2%	11.0%
Employee benefits and other	4.8%	5.0%		5.0%	5.8%

Total compensation and benefits expense	31.2%	34.6%		32.7%	36.3%

Full-time equivalent employees (in thousands) (2)
At quarter end	13.5	12.9	5%
Average	13.5	12.9	5%	13.4	12.9	4%

(1)	Includes incentives, discretionary bonus costs, long-term incentive plan compensation, stock-based compensation, and employee stock purchase plan expense.

(2)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

The increase in salaries and wages expense from the third quarter and first nine months of 2007 was due to an increase in full-time employees and higher severance expense. The decrease in incentive compensation expense from the third quarter and first nine months of 2007 was primarily due to lower discretionary bonus costs and long-term incentive plan compensation. Incentive compensation is based on the achievement of specified performance objectives, including revenue growth, profit margin, and EPS, and therefore will fluctuate with these measures. Discretionary bonus costs decreased based on actual performance in the first nine months of 2008. Long-term incentive plan expense decreased due to the maturity of certain plan units that matured in 2007. The decrease in employee benefits and other expense from the third quarter and first nine months of 2007 was primarily due to a decrease in deferred compensation expense.

For the third quarter of 2008, the decrease in compensation and benefits expense exceeded the decrease in net revenues, resulting in a declining ratio of compensation and benefits expense as a percentage of total net revenues. For the first nine months of 2008, the increase in net revenues and the decrease in compensation and benefits expense resulted in a declining ratio of compensation and benefits expense as a percentage of total net revenues.

Expenses Excluding Compensation and Benefits

The increase in professional services expense from the third quarter and first nine months of 2007 was primarily due to increases in fees paid to outsourced service providers and consultants. The increase in occupancy and equipment expense from the first nine months of 2007 was primarily due to increases in data processing equipment expense of $8 million and occupancy expense of $5 million. The increase in advertising and market development expense from the third quarter and first nine months of 2007 was due to higher media spending related to the Company’s “Talk to Chuck™” national advertising campaign. The increase in communications

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

expense from the first nine months of 2007 was due to higher levels of postage and printing costs. Other expense increased in the third quarter and first nine months of 2008 as compared to the same periods in 2007, primarily due to charges of $8 million and $24 million, respectively, for individual client complaints and arbitration claims relating to Schwab YieldPlus Fund investments.

Taxes on Income

The Company’s effective income tax rate on income from continuing operations was 39.1% and 36.9% for the third quarters of 2008 and 2007, respectively. The Company’s effective income tax rate on income from continuing operations was 39.4% and 38.6% for the first nine months of 2008 and 2007, respectively. The increases in the third quarter and first nine months of 2008 were primarily due to a $15 million tax benefit related to the special cash dividend paid on August 24, 2007.

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

As a savings and loan holding company, CSC is not subject to specific statutory capital requirements. CSC is required to maintain capital that is sufficient to support the holding company and its subsidiaries’ business activities, and the risks inherent in those activities. To manage capital adequacy, CSC currently utilizes a target Tier 1 Leverage Ratio, as defined by the Board of Governors of the Federal Reserve System, of at least 6%. At September 30, 2008, CSC’s Tier 1 Leverage Ratio was 8.5%. As CSC’s depository institution subsidiary, Schwab Bank is required to maintain a capital level that at least equals minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct effect on Schwab Bank. Based on its regulatory capital ratios at September 30, 2008, Schwab Bank is considered well capitalized.

Liquidity

CSC

CSC’s liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. Schwab and Schwab Bank are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC’s subsidiaries will continue to be the primary funding source for meeting CSC’s liquidity needs, providing adequate liquidity to meet Schwab Bank’s capital guidelines, and maintaining Schwab’s net capital.

CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes, of which $458 million was outstanding at September 30, 2008, have maturities ranging from 2009 to 2017 and fixed interest rates ranging from 6.38% to 8.05% with interest payable semiannually. The Medium-Term Notes are rated A2 by Moody’s Investors Service (Moody’s), A by Standard & Poor’s Ratings Group (S&P), and A by Fitch Ratings, Ltd. (Fitch).

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

CSC has a prospectus supplement on file with the SEC enabling CSC to issue up to $750 million in Senior or Senior Subordinated Medium-Term Notes, Series A. At September 30, 2008, $500 million of these notes remained unissued.

CSC has a Registration Statement under the Securities Act of 1933 on Form S-3 on file with the SEC relating to a universal shelf registration for the issuance of up to $1.0 billion aggregate amount of various securities, including common stock, preferred stock, debt securities, and warrants. At September 30, 2008, $300 million of junior subordinated notes under this registration statement were outstanding and have a fixed interest rate of 7.50% until 2017 and a floating rate thereafter. At September 30, 2008, $700 million of these securities remained unissued.

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and is not subject to voluntary prepayment. The proceeds of the commercial paper program are to be used for general corporate purposes. CSC commenced issuing Commercial Paper Notes on April 22, 2008, and there were none outstanding at September 30, 2008. CSC’s ratings for these short-term borrowings are P-1 by Moody’s, A-1 by S&P, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of 14 banks which is scheduled to expire in June 2009. This facility replaced a similar facility that expired in June 2008. These facilities were unused during the first nine months of 2008. The funds under this facility are available for general corporate purposes, including repayment of the Commercial Paper Notes discussed above. CSC pays a commitment fee on the unused balance of this facility. The financial covenants in this facility require CSC to maintain a minimum level of stockholders’ equity, Schwab to maintain a minimum net capital ratio, as defined, and Schwab Bank to be well capitalized, as defined. Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $1.0 billion of the $1.1 billion uncommitted, unsecured bank credit lines provided by seven banks that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. These lines were not used by CSC during the first nine months of 2008.

In addition, Schwab provides CSC with a $1.0 billion credit facility which is scheduled to expire in 2009. No funds were drawn under this facility at September 30, 2008.

Schwab

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $20.6 billion and $19.5 billion at September 30, 2008 and December 31, 2007, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.

The Company has a lease financing liability related to an office building and land under a 20-year lease. The remaining lease financing liability of $118 million at September 30, 2008 is being reduced by a portion of the lease payments over the remaining lease term of approximately 16 years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of seven banks totaling $1.1 billion at September 30, 2008. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earning investments, and movements of cash to meet segregation requirements. Schwab used such borrowings for seven days during the

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

first nine months of 2008, with daily amounts borrowed averaging $197 million. There were no borrowings outstanding under these lines at September 30, 2008.

To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured standby letter of credit (LOCs) agreements with 10 banks in favor of the OCC aggregating $750 million at September 30, 2008. Schwab pays a fee to maintain these arrangements. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. Schwab also pays a fee to maintain these arrangements. At September 30, 2008, the aggregate face amount of these outstanding LOCs totaled $307 million. No funds were drawn under these LOCs at September 30, 2008.

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At September 30, 2008, Schwab’s net capital was $1.1 billion (10% of aggregate debit balances), which was $882 million in excess of its minimum required net capital and $539 million in excess of 5% of aggregate debit balances.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility which is scheduled to expire in March 2010. The amount outstanding under this facility at September 30, 2008 was $220 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $1.5 billion credit facility which is scheduled to expire in 2011. Borrowings under this facility do not qualify as regulatory capital for Schwab. No funds were drawn under this facility at September 30, 2008.

Schwab Bank

Schwab Bank’s current liquidity needs are generally met through deposits from banking clients and equity capital.

The excess cash held in certain Schwab brokerage client accounts is swept into a money market deposit account at Schwab Bank. At September 30, 2008, these balances totaled $18.1 billion.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, CSC provides Schwab Bank with a $100 million short-term credit facility which is scheduled to expire in December 2009. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. No funds were drawn under this facility at September 30, 2008.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System (FHLB). At September 30, 2008, $657 million was available, and no funds were drawn under this facility.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio of less than 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at September 30, 2008 was $4.9 billion, up $313 million, or 7%, from December 31, 2007.

At September 30, 2008, the Company had long-term debt of $881 million, or 18% of total financial capital, that bears interest at a weighted-average rate of 7.03%. At December 31, 2007, the Company had long-term debt of

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

$899 million, or 19% of total financial capital. The Company repaid $19 million of long-term debt in the first nine months of 2008.

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

Capital Expenditures

In the first nine months of 2008 and 2007, the Company’s capital expenditures were $128 million and $116 million, respectively. Capital expenditures in the first nine months of 2008 were for software and equipment relating to the Company’s information technology systems, a building, and leasehold improvements. Capital expenditures in the first nine months of 2007 were primarily for software and equipment relating to the Company’s information technology systems. Capital expenditures include capitalized costs for developing internal-use software of $34 million in the first nine months of 2008 and $43 million in the first nine months of 2007. As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, management anticipated that 2008 capital expenditures would be 10% higher than 2007 spending. Due to the decision to acquire certain buildings as part of the Company’s long-term strategy to manage facility costs, as well as increased spending on software relating to the Company’s information technology systems, management currently anticipates that full-year 2008 capital expenditures will be approximately 25% higher than 2007 levels.

Dividends

During the first nine months of 2008, CSC paid common stock cash dividends of $185 million. On July 22, 2008, the Board of Directors increased the quarterly cash dividend from $.05 per share to $.06 per share. During the first nine months of 2007, CSC paid common stock cash dividends of $1.4 billion, which included a special cash dividend of $1.2 billion.

Share Repurchases

During the first nine months of 2008, CSC repurchased 17 million shares of its common stock for $350 million. During the first nine months of 2007, CSC repurchased 135 million shares of its common stock, including shares repurchased under the tender offer and the Stock Purchase Agreement described below for $2.7 billion. As of September 30, 2008, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock.

On July 31, 2007, CSC completed a share repurchase through a tender offer. CSC accepted for purchase 84 million shares of its common stock at a price of $20.50 per share, for a total purchase price of $1.7 billion. Pursuant to the tender offer rules, CSC was prohibited from making open market repurchases of its common stock during the tender offer period and until August 15, 2007.

Under the Stock Purchase Agreement executed on July 2, 2007 with Chairman and former CEO Charles R. Schwab, CSC’s largest stockholder, and with certain additional stockholders whose shares Mr. Schwab is deemed to beneficially own, CSC purchased 18 million shares at a price of $20.50 per share for a total of $369 million on August 15, 2007.

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

Credit Risk Exposures

The Company has exposure to credit risk associated with the Company’s loans to banking clients held at Schwab Bank. The Company’s loans to banking clients primarily include portfolios of first lien 3-, 5- and 7- year adjustable rate mortgage loans (First Mortgage portfolio) of $3.1 billion and home equity lines of credit (HELOC portfolio) of $2.2 billion at September 30, 2008. The Company does not offer loans that allow for negative amortization. The Company maintains credit underwriting standards that have limited the exposure to the types of loans that experienced high foreclosures and loss rates elsewhere in the industry during 2007 and the first nine months of 2008. The Company does not originate or purchase subprime loans (generally defined as extensions of credit to borrowers with a Fair Isaac & Company (FICO) credit score of less than 620 at origination), unless the borrower has compensating credit factors. At September 30, 2008, approximately 1% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with FICO credit scores of less than 620.

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

	September 30, 2008	December 31, 2007
Loan delinquencies (1)	0.45%	0.80%
Nonaccrual loans	0.15%	0.12%
Allowance for credit losses	0.29%	0.20%

(1)	Loan delinquencies are defined as loans that are 30 days or more past due.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, and as Noted)

The Company has exposure to credit risk associated with its securities available for sale portfolio. This portfolio includes U.S. agency and non-agency mortgage-backed securities, long-term certificates of deposit, corporate debt securities, asset-backed securities, and U.S. agency notes. The securities available for sale portfolio totaled $13.2 billion as of September 30, 2008. U.S. agency mortgage-backed securities do not have explicit credit ratings, however management considers these to be of the highest credit quality given the guarantee of principal and interest by the U.S. agencies. At September 30, 2008, approximately 99% of the non-agency mortgage-backed securities, based on fair value, were rated “AAA” by at least one of the Nationally Recognized Statistical Rating Agencies (“NRSRA”). At September 30, 2008, the corporate debt securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard and Poor’s rating of “BBB-” or higher), with the exception of debt securities issued by Lehman.

Concentration Risk Exposures

The Company has concentration risk exposure when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry. The Company’s investments in mortgage-backed securities totaled $10.5 billion at September 30, 2008. Of these, $7.7 billion were U.S. agency securities. At September 30, 2008, $609 million of the mortgage-backed securities portfolio was collateralized by loans that are considered to be “Alt-A” (defined as loans with reduced documentation at origination), of which approximately 95%, based on fair value, were rated “AAA” by at least one of the NRSRA. The Company’s investments in corporate debt securities totaled $897 million at September 30, 2008, with the majority issued by institutions in the financial services industry. The Company’s balance of loans to banking clients, net, totaled $5.5 billion at September 30, 2008. Approximately 80% of the First Mortgage portfolio consisted of loans with interest-only payment terms. The interest rates on approximately 80% of these interest-only loans are not scheduled to reset for three or more years. All interest-only loans are underwritten based on underwriting standards that do not include interest terms described as temporary introductory rates below current market rates. At September 30, 2008, 33% of the residential real estate mortgages and 45% of the home equity lines of credit balances were secured by properties which are located in California. The Company is also subject to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry.

The Company is subject to indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. U.S. Government and agency securities held as collateral for resale agreements at September 30, 2008 totaled $6.7 billion.

CRITICAL ACCOUNTING ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to these critical accounting estimates during the first nine months of 2008.

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

•

the impact of legal proceedings and regulatory matters (see note “9 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements and “Part II – Other Information, Item 1 – Legal Proceedings”);

•	the impact of changes in estimated costs related to past restructuring initiatives (see note “12 – Restructuring Reserve” in the Notes to Condensed Consolidated Financial Statements);

•	target capital ratios (see “Liquidity and Capital Resources”);

•	sources of liquidity and capital (see “Liquidity and Capital Resources – Liquidity”); and

•	capital expenditures (see “Liquidity and Capital Resources – Capital Resources”).

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

Important factors that may cause such differences are noted in this interim report and include, but are not limited to:

•	unanticipated adverse developments in litigation or regulatory matters;

•	the Company’s ability to sublease certain properties;

•	the level of the Company’s stock repurchase activity;

•	the amount of loans to the Company’s brokerage and banking clients;

•	changes in general economic and financial market conditions; and

•	the timing and impact of changes in the Company’s level of investments in buildings and technology.

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

The Company has market risk as a result of fluctuations in equity prices. However, the Company’s exposure to equity prices is not material. Additionally, the Company’s market risk related to financial instruments held for trading, financial instruments held for purposes other than trading, including interest rate swaps related to a portion of its fixed interest rate medium-term notes, and forward sale and interest rate lock commitments related to its loans held for sale portfolio is not material.

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

THE CHARLES SCHWAB CORPORATION

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months at September 30, 2008 and December 31, 2007. While the Company typically uses a gradual 200 basis point change, it revised the methodology at March 31, 2008 due to the current low levels of interest rates. The Company will use a gradual 100 basis point change until such time as the level of interest rates justifies a return to the previous methodology.

Percentage Increase (Decrease)	September 30, 2008	December 31, 2007
Increase of 100 basis points	3.4%	4.4%
Decrease of 100 basis points	(7.7%)	(3.1%)

The disproportionate net interest revenue sensitivity in the decrease of 100 basis points scenario is primarily due to assumptions that rates paid on certain brokerage client cash balances and banking deposits cannot go below zero percent. The Company remains positioned to experience increases in net interest revenue as rates rise and decreases as rates fall.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see note “9 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

During the first nine months of 2008, there have been no material changes to the risk factors in “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

THE CHARLES SCHWAB CORPORATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the third quarter of 2008.

Month	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in millions)
July:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	41	$22.01	N/A	N/A
August:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	5	$23.08	N/A	N/A
September:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	1	$23.66	N/A	N/A

Total:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	47	$22.15	N/A	N/A

N/A Not applicable.

(1)

There were no share repurchases under the Share Repurchase Program during the third quarter. Repurchases under this program are under authorizations by CSC’s Board of Directors covering up to $500 million and $500 million of common stock publicly announced by the Company on April 25, 2007 and March 13, 2008, respectively. The remaining authorizations do not have an expiration date.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

THE CHARLES SCHWAB CORPORATION

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit

10.316	Form of Notice and Restricted Stock Agreement for Walter W. Bettinger under The Charles Schwab Corporation 2004 Stock Incentive Plan dated October 1, 2008	(2)

10.317	Form of Notice and Nonqualified Stock Option Agreement for Walter W. Bettinger under The Charles Schwab Corporation 2004 Stock Incentive Plan dated October 1, 2008	(2)

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

(1)	Furnished as an exhibit to this quarterly report on Form 10-Q.

(2)	Management contract or compensatory plan.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date: November 6, 2008	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Executive Vice President and Chief Financial Officer