Form 10-K
period 2008-12-31
SCHWAB CHARLES CORP
filed 2009-02-25
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008	Commission file number 1-9700

THE CHARLES SCHWAB CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3025021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was $19.6 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant, and certain investment companies managed by Charles Schwab Investment Management, Inc. were deemed to be shares of the voting stock held by affiliates.

The number of shares of Common Stock outstanding as of January 30, 2009, was 1,157,306,315.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information contained in the registrant’s definitive proxy statement for its annual meeting of stockholders, to be held May 14, 2009, by reference to that document.

THE CHARLES SCHWAB CORPORATION

Annual Report On Form 10-K

For Fiscal Year Ended December 31, 2008

THE CHARLES SCHWAB CORPORATION

PART I

Item 1.	Business

General Corporate Overview

The Charles Schwab Corporation (CSC), headquartered in San Francisco, California, was incorporated in 1986 and engages, through its subsidiaries (collectively referred to as the Company, and primarily located in San Francisco except as indicated), in securities brokerage, banking, and related financial services. At December 31, 2008, the Company had $1.137 trillion in client assets, 7.4 million active brokerage accounts(a), 1.4 million corporate retirement plan participants, and 447,000 banking accounts. Significant subsidiaries of CSC include: Charles Schwab & Co., Inc. (Schwab), which was incorporated in 1971, is a securities broker-dealer with 306 domestic branch offices in 45 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, U.K., and serves clients in Hong Kong through one of CSC’s subsidiaries; Charles Schwab Bank (Schwab Bank), which commenced operations in 2003, is a federal savings bank located in Reno, Nevada; and Charles Schwab Investment Management, Inc. (CSIM) is the investment advisor for Schwab’s proprietary mutual funds, which are referred to as the Schwab Funds®.

The Company provides financial services to individuals and institutional clients through three segments – Investor Services (formerly called Schwab Investor Services), Advisor Services (formerly called Schwab Institutional®), and Corporate and Retirement Services (formerly called Schwab Corporate and Retirement Services). The Investor Services segment includes the Company’s retail brokerage and banking operations. The Advisor Services segment provides custodial, trading and support services to independent investment advisors (IAs). The Corporate and Retirement Services segment provides retirement plan services for employers and employees, as well as support services for plan administrators. For financial information by segment for the three years ended December 31, 2008, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 21. Segment Information.”

As of December 31, 2008, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of about 13,400 full-time employees.

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

On March 31, 2007, the Company completed its acquisition of The 401(k) Company, which offers retirement plan services. The acquisition enhanced the Company’s ability to meet the needs of retirement plans of all sizes. The acquisition also provided the opportunity to capture rollover accounts from individuals participating in retirement plans served by The 401(k) Company and to cross-sell the Company’s other investment and banking services to plan participants.

In 2004, the Company sold its capital markets business, consisting of partnership interests of Schwab Capital Markets L.P. and all of the outstanding capital stock of SoundView Technology Group, Inc. (collectively referred to as Schwab Soundview Capital Markets, or SSCM).

Business Strategy and Competitive Environment

The Company’s purpose is to help everyone become financially fit. The Company’s strategy is to meet the financial services needs of individual investors both directly and indirectly through its three segments. The Company provides clients with a compelling combination of personalized relationships, superior service, and great value, delivered through a blend of people and technology. People provide the client focus and personal touch that are essential in serving investors, while technology

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

The Company’s competition in serving individual investors includes a wide range of brokerage, wealth management, asset management firms, banks, and trust companies. In serving these investors and competing for a growing percentage of the investable wealth in the U.S., the Company offers a multi-channel service delivery model which includes branch, telephonic, and online capabilities. Under this model, the Company can offer personalized service at competitive prices while giving clients the choice of where, when, and how they do business with the Company. Schwab’s branches and regional telephone service centers are staffed with trained and experienced financial consultants (FCs) focused on building and sustaining client relationships. The Company offers the ability to meet client investing needs through a single ongoing point of contact, even as those needs change over time. In particular, management believes that the Company’s ability to provide those clients seeking help, guidance, or advice with an integrated, individually tailored solution – ranging from occasional consultations to an ongoing relationship with a Schwab FC or an IA – is a competitive strength compared to the more fragmented offerings of other firms.

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

Individuals investing for retirement through 401(k) plans can take advantage of the Company’s bundled offering of multiple investment choices, education, and third-party advice. Management also believes the Company is able to compete with the wide variety of financial services firms striving to attract individual client relationships by complementing these capabilities with the extensive array of investment, banking, and lending products and services described in the following section.

In the IA arena, the Company competes with institutional custodians, traditional and discount brokers, banks, and trust companies. Management believes that its Advisor Services segment can maintain its market leadership position primarily through the efforts of its expanded sales and support teams, which are dedicated to helping IAs grow, compete, and succeed in serving their clients. In addition to focusing on superior service, Advisor Services competes by utilizing technology to provide IAs with a highly-developed, scalable platform for administering their clients’ assets easily and efficiently. Advisor Services sponsors a variety of national, regional, and local events designed to help IAs identify and implement better ways to grow and manage their practices efficiently.

Another important aspect of the Company’s ability to compete is its ongoing focus on efficiency and productivity, as lower costs give the Company greater flexibility in its approach to pricing and investing for growth. Management believes that this flexibility remains important in light of the current competitive environment, in which a number of competitors offer reduced online trading commission rates and account fees, as well as lower expense ratios on certain classes of mutual funds. Additionally, the Company’s nationwide marketing effort is an important competitive tool because it reinforces the attributes of the Schwab® brand.

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

•	Trust – trust custody services, personal trust reporting services, and administrative trustee services; and

THE CHARLES SCHWAB CORPORATION

•

Mutual funds – third-party mutual funds through Mutual Fund Marketplace®, including no-load mutual funds through the Mutual Fund OneSource® service, proprietary mutual funds from two fund families – Schwab Funds® and Laudus Funds®, other third-party mutual funds, and mutual fund trading and clearing services to broker-dealers.

These products, and the Company’s full array of investing services, are made available through its three segments – Investor Services, Advisor Services, and Corporate and Retirement Services.

Investor Services

Through the Investor Services segment, the Company provides retail brokerage and banking services to individual investors. Most clients with assets totaling $250,000 or more at Schwab have a specific FC designated as their primary point of contact for utilizing Schwab’s services.

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

THE CHARLES SCHWAB CORPORATION

Advisor Services

Through the Advisor Services segment, Schwab provides custodial, trading, technology, practice management, trust asset, and other support services to IAs. To attract and serve IAs, Advisor Services has a dedicated sales force and service teams assigned to meet their needs.

IAs who custody client accounts at Schwab may use proprietary software that provides them with up-to-date client account information, as well as trading capabilities. The Advisor Services website is the core platform for IAs to conduct daily business activities online with Schwab, including submitting client account information and retrieving news and market information. This platform provides IAs with a comprehensive suite of electronic and paper-based reporting capabilities. Advisor Services offers online cashiering services, as well as internet-based eDocuments sites for both IAs and their clients that provide multi-year archiving of online statements, trade confirms and tax reports, along with document search capabilities.

To help IAs grow and manage their practices, Advisor Services offers a variety of services, including marketing and business development, business strategy and planning, and transition support. Regulatory compliance consulting and support services are available, as well as website design and development capabilities. Advisor Services maintains a website that provides interactive tools, educational content, and research reports to assist advisors thinking about establishing their own independent practices.

In addition, Advisor Services offers an array of services to help advisors establish their own independent practices through the Business Start-up Solutions package. This includes access to dedicated service teams and outsourcing of back-office operations, as well as third-party firms who provide assistance with real estate, errors and omissions insurance, and company benefits.

The Company offers a variety of educational materials and events to IAs seeking to expand their knowledge of industry issues and trends, as well as sharpen their individual expertise and practice management skills. Advisor Services updates and shares market research on an ongoing basis, and it holds a series of events and conferences every year to discuss topics of interest to IAs, including business strategies and best practices. The Company sponsors the annual IMPACT® conference, which provides a national forum for the Company, IAs, and other industry participants to gather and share information and insights.

IAs and their clients have access to a broad range of the Company’s products and services, including managed accounts and cash products.

Corporate and Retirement Services

Through the Corporate and Retirement Services segment, the Company provides retirement plan services, plan administrator services, advice services, education, stock plan services, and mutual fund clearing services, and supports the availability of Schwab proprietary mutual funds on third-party platforms. The Company serves all aspects of employer sponsored plans: equity compensation, defined contribution plans, defined benefit plans, and other investment related benefits plans.

The Company’s bundled 401(k) retirement plan product offers plan sponsors a wide array of investment options, trustee services, and participant-level recordkeeping. Plan design features which increase plan efficiency and achieve employer goals are also offered, such as automatic enrollment, automatic fund mapping at conversion, and automatic contribution increases. Services such as Roth 401(k) and designated brokerage accounts are also offered. The Company provides a robust suite of tools to plan sponsors to manage their plans including plan-specific reports, studies and research, access to legislative updates and benchmarking reports that provide perspective of their plan’s features compared with overall industry and segment-specific plans. Participants in bundled 401(k) plans receive targeted education materials, have access to electronic tools and resources, may attend onsite and virtual seminars, and can receive customized advice provided by a third party.

Participants in 401(k) plans administered by Corporate and Retirement Services have access to personalized advice online, by phone, or in person, including recommendations specific to the core investment fund choices in their retirement plan and specific recommended savings rates. Advice services include the automatic rebalancing of participant accounts to maintain proper asset allocations.

THE CHARLES SCHWAB CORPORATION

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

In the Company’s Plan Administrator Services business, the Company and third-party administrators work together to serve plan sponsors, combining the consulting and administrative expertise of the administrator with the Company’s investment, technology, participant education and trustee services.

Schwab also offers its proprietary mutual funds on third party retirement platforms, allowing plan sponsors outside of the Company’s bundled platform access to the Schwab Managed Retirement Trust Fund family. These target-date retirement collective trusts have independent sub-managers and leverage both active and passive management, which offer institutional structure and pricing.

Regulation

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution subsidiary, is a federal savings bank. CSC and Schwab Bank are both subject to supervision and regulation by the Office of Thrift Supervision (OTS). As a savings and loan holding company, CSC is not subject to specific statutory capital requirements. However, CSC is required to maintain capital that is sufficient to support the holding company and its subsidiaries’ business activities, and the risks inherent in those activities.

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

Much of the regulation of broker-dealers has been delegated to self-regulatory organizations (SROs), namely the Financial Industry Regulatory Authority, Inc. (FINRA), and the Municipal Securities Rulemaking Board (MSRB). Schwab is a member of the Nasdaq Stock Market and the Chicago Board Options Exchange and is consequently subject to their rules and regulations. The primary regulators of Schwab and 401(k) Investment Services, Inc. are FINRA and, for municipal securities, the MSRB. The CFTC has designated the National Futures Association (NFA) as Schwab’s primary regulator for futures and commodities trading activities. The Company’s business is also subject to oversight by regulatory bodies in other countries in which the Company operates.

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

Sources of Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. The Company generates asset management and administration fees through its proprietary and third-party mutual fund offerings, as well as fee-based investment management and advisory services. Net interest revenue is the difference between interest earned on interest-earning assets (such as cash, short- and long-term investments, and mortgage and margin loans) and interest paid on funding sources (including deposits in banking and brokerage accounts, short-term borrowings, and long-term debt). The Company generates trading revenues through commissions earned for executing trades for clients and principal transaction revenues from trading activity in fixed income securities.

For revenue information by source for the three years ended December 31, 2008, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Net Revenues.”

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

For a discussion of the Company’s risk management, including technology and operating risk, credit risk, concentration risk, market risk, fiduciary risk, and legal and regulatory risk, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.”

THE CHARLES SCHWAB CORPORATION

Developments in the business, economic, and geopolitical environment could negatively impact the Company’s business.

The Company’s business can be adversely affected by the general environment – economic, corporate, securities market, regulatory, and geopolitical developments all play a role in client asset valuations, trading activity, interest rates and overall investor engagement, and are outside of the Company’s control. Deterioration in the housing and credit markets, reductions in short-term interest rates, and decreases in securities valuations are negatively impacting the Company’s net interest revenue, asset management and administration fees, and capital resources.

A significant decrease in the Company’s liquidity could negatively affect the Company’s business and financial management as well as reduce client confidence in the Company.

Maintaining adequate liquidity is crucial to the business operations of the Company, including margin lending, mortgage lending, and transaction settlement, among other liquidity needs. The Company meets its liquidity needs primarily through cash generated by client activity and operating earnings, as well as cash provided by external financing. Fluctuations in client cash or deposit balances, as well as changes in market conditions, may affect the Company’s ability to meet its liquidity needs. A reduction in the Company’s liquidity position could reduce client confidence in the Company, which could result in the loss of client accounts. In addition, if the Company’s broker-dealer or depository institution subsidiaries fail to meet regulatory capital guidelines, regulators could limit the subsidiaries’ operations or their ability to upstream funds to CSC, which could reduce CSC’s liquidity and adversely affect its ability to repay debt and pay cash dividends.

Factors which may adversely affect the Company’s liquidity position include a reduction in cash held in banking or brokerage client accounts and/or a dramatic increase in the Company’s client lending activities (including margin and personal lending). The Company also experiences liquidity demands as a result of brokerage client asset flows. In the ordinary course of business, clients’ asset flows between cash balances and investment products and timing differences between when amounts are segregated for regulatory purposes and when amounts are required to fund settlement of client transactions can create significant daily changes in the Company’s cash position. The unpredictability of such timing differences and liquidity demands has increased with recent market conditions as client asset flows have become more volatile.

When cash generated by client activity and operating earnings is not sufficient for the Company’s liquidity needs, the Company must seek external financing. Due to significant disruptions in the credit and capital markets, potential sources of external financing have been reduced for many firms, and borrowing costs have increased. Although CSC and Schwab maintain uncommitted, unsecured bank credit lines and CSC has a commercial paper issuance program, as well as a universal shelf registration statement filed with the SEC, financing may not be available on acceptable terms or at all due to market conditions and disruptions in the credit markets. In addition, a significant downgrade in the Company’s credit ratings could increase its borrowing costs and limit its access to the capital markets.

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

The Company has exposure to credit risk associated with its securities available for sale portfolio, which includes U.S. agency and non-agency collateralized mortgage obligations and corporate debt securities among other investments. The Company’s loans to banking clients primarily consist of first-lien mortgage loans and home equity lines of credit. Housing price declines, increases in the unemployment rate, increases in delinquency and default rates, changes in the interest rate environment and other economic factors can result in write-downs on such loans and the loss of value of securities available for sale and securities held to maturity.

THE CHARLES SCHWAB CORPORATION

Loss of value of securities available for sale and securities held to maturity can result in charges if management determines that the impairments are other than temporary. The evaluation of whether other-than-temporary impairment exists is a matter of judgment which includes the assessment of several factors. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.” If management determines that a security is other-than-temporarily impaired, the cost basis of the security must be adjusted to the then-current fair value and a corresponding loss must be recognized in current earnings. Certain securities available for sale experienced deteriorating credit characteristics in 2008. Further deterioration in the performance of securities available for sale could result in the recognition of future impairment charges.

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

The Company sponsors a number of proprietary money market funds. Although the Company has no obligation to do so, the Company may decide for competitive reasons to provide credit, liquidity or other support to its funds in the event of significant declines in valuation of fund holdings or significant redemption activity that exceeds available liquidity. Such support could cause the Company to take significant charges and could reduce the Company’s liquidity. If the Company chose not to provide credit, liquidity or other support in such a situation, the Company could suffer reputational damage and its business could be adversely affected.

Significant interest rate changes could affect the Company’s profitability and financial condition.

The Company is exposed to interest rate risk primarily from changes in the interest rates on its interest-earning assets (such as cash, short- and long-term investments, and mortgage and margin loans) relative to changes in the costs of its funding sources (including deposits in banking and brokerage accounts, short-term borrowings, and long-term debt). Changes in interest rates generally affect the interest earned on interest-earning assets differently than the interest the Company pays on its interest-bearing liabilities. In addition, certain funding sources do not bear interest and their cost therefore does not vary. Overall, the Company is positioned to benefit from a rising interest rate environment; the Company could be adversely affected by a decline in interest rates if the rates that the Company earns on interest-earning assets decline more than the rates that the Company pays on its funding sources, or if prepayment rates increase on the mortgages and mortgage-backed securities that the Company holds. With the recent decline in interest rates, the Company’s revenue from interest-earning assets has been declining more than the rates that the Company pays on its funding sources. The Company may also be limited in the amount it can reduce interest rates on deposit accounts and still offer a competitive return.

To the extent certain money market mutual funds replace maturing securities with lower yielding securities and the overall yield on such funds falls to a level at or below the management fees on those funds, the Company may waive a portion of its fee in order to continue providing some return to clients. Such fee waivers negatively impact the Company’s asset management and administration fees.

The Company is subject to litigation and regulatory investigations and proceedings and may not always be successful in defending itself against such claims or proceedings.

The financial services industry faces substantial litigation and regulatory risks. The Company is subject to arbitration claims and lawsuits in the ordinary course of its business, as well as class actions and other significant litigation. The Company is also the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies. Actions brought against the Company may result in settlements, awards, injunctions, fines, penalties or other results adverse to the Company. Predicting the outcome of matters is inherently difficult, particularly where claims are brought on behalf of various classes of claimants, claimants seek substantial or unspecified damages, or when investigations or legal proceedings are at an early

THE CHARLES SCHWAB CORPORATION

stage. A substantial judgment, settlement, fine, or penalty could be material to the Company’s operating results or cash flows for a particular future period, depending on the Company’s results for that period. In market downturns, the volume of legal claims and amount of damages sought in litigation and regulatory proceedings against financial services companies have historically increased. See “Item 3 – Legal Proceedings.”

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

As a participant in the securities, banking and financial services industries, the Company is subject to extensive regulation under both federal and state laws by governmental agencies, supervisory authorities, and SROs. Such regulation is expected to become more extensive and complex in response to the recent market disruptions. The requirements imposed by the Company’s regulators are designed to ensure the integrity of the financial markets, the safety and soundness of financial institutions, and the protection of clients. These regulations often serve to limit the Company’s activities by way of capital, customer protection and market conduct requirements, and restrictions on the businesses in which the Company may operate. Despite the Company’s efforts to comply with applicable regulations, there are a number of risks, particularly in areas where applicable regulations may be unclear or where regulators revise their previous guidance. Any enforcement actions or other proceedings brought by the Company’s regulators against the Company or its affiliates, officers or employees could result in fines, penalties, cease and desist orders, enforcement actions, or suspension or expulsion, any of which could harm the Company’s reputation and adversely affect the Company’s results of operations and financial condition.

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

The Company continually monitors its pricing in relation to competitors and periodically adjusts trade commission rates, interest rates on deposits and loans, fees for advisory services, and other fee structures to enhance its competitive position. Increased price competition from other financial services firms, such as reduced commissions to attract trading volume or higher deposit rates to attract client cash balances, could impact the Company’s results of operations and financial condition.

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

The Company faces competition in hiring and retaining qualified employees, especially for employees who are key to the Company’s ability to build and enhance client relationships.

The market for quality professionals and other personnel in the Company’s business is highly competitive. Competition is particularly strong for financial consultants who build and sustain the Company’s client relationships. The Company’s ability

THE CHARLES SCHWAB CORPORATION

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

THE CHARLES SCHWAB CORPORATION

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

A summary of the Company’s significant locations at December 31, 2008 is presented in the following table. Locations are leased or owned as noted below. The square footage amounts are presented net of space that has been subleased to third parties.

	Square Footage
(amounts in thousands)	Leased	Owned
Location
Corporate office space:

San Francisco, CA (1)	1,273	—

Service centers:

Phoenix, AZ (2, 3)	154	709

Denver, CO (2)	274	—

Austin, TX (2)	146	—

Indianapolis, IN (2)	—	113

Orlando, FL (2)	106	—

Other:

Richfield, OH (4)	—	117

(1)	Includes Schwab headquarters.

(2)	Includes a regional telephone service center.

(3)	Includes two data centers and an administrative support center.

(4)	Includes the Corporate and Retirement Services division headquarters.

Substantially all of the Company’s branch offices are located in leased premises. The corporate headquarters, data centers, offices, and service centers generally support all of the Company’s segments.

Item 3.	Legal Proceedings

For a discussion of legal proceedings, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 13. Commitments and Contingent Liabilities.”

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2008, no matters were submitted to a vote of CSC’s security holders.

THE CHARLES SCHWAB CORPORATION

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

CSC’s common stock is listed on The Nasdaq Stock Market under the ticker symbol SCHW. The number of common stockholders of record as of January 30, 2009 was 9,115. The closing market price per share on that date was $13.59.

The other information required to be furnished pursuant to this item is included in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 17. Employee Incentive, Deferred Compensation, and Retirement Plans and 27. Quarterly Financial Information (Unaudited).”

The following graph shows a five-year comparison of cumulative total returns for CSC’s common stock, the Dow Jones U.S. Investment Services Index, and the Standard & Poor’s 500 Index, each of which assumes an initial investment of $100 and reinvestment of dividends.

December 31,	2003	2004	2005	2006	2007	2008
The Charles Schwab Corporation	$100	$102	$126	$167	$234	$150
Dow Jones U.S. Investment Services Index	$100	$108	$132	$178	$161	$53
Standard & Poor’s 500 Index	$100	$111	$116	$135	$142	$90

THE CHARLES SCHWAB CORPORATION

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the fourth quarter of 2008.

Month	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in millions)
October:
Share Repurchase Program (1)	—	$—	—	$596
Employee transactions (2)	217	$18.66	N/A	N/A
November:
Share Repurchase Program (1)	—	$—	—	$596
Employee transactions (2)	117	$19.19	N/A	N/A
December:
Share Repurchase Program (1)	—	$—	—	$596
Employee transactions (2)	165	$16.46	N/A	N/A

Total:
Share Repurchase Program (1)	—	$—	—	$596
Employee transactions (2)	499	$18.06	N/A	N/A

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

THE CHARLES SCHWAB CORPORATION

Item 6.	Selected Financial Data

Selected Financial and Operating Data

(In Millions, Except Per Share Amounts, Ratios, or as Noted)

	Growth Rates
	Compounded	Annual
	4-Year 2004-2008	1-Year 2007-2008	2008	2007	2006	2005	2004
Results of Operations
Net revenues	11%	3%	$5,150	$4,994	$4,309	$3,619	$3,416
Expenses excluding interest	2%	(1%)	$3,122	$3,141	$2,833	$2,592	$2,869
Income from continuing operations	37%	10%	$1,230	$1,120	$891	$634	$350
Net income (1)	43%	N/M	$1,212	$2,407	$1,227	$725	$286
Income from continuing operations per share — basic	42%	15%	$1.07	$.93	$.70	$.49	$.26
Income from continuing operations per share — diluted	42%	15%	$1.06	$.92	$.69	$.48	$.26
Basic earnings per share (1,2)	50%	N/M	$1.06	$1.99	$.97	$.56	$.21
Diluted earnings per share (1,2)	50%	N/M	$1.05	$1.97	$.95	$.55	$.21
Dividends declared per common share	31%	10%	$.220	$.200	$.135	$.089	$.074
Special dividend declared per common share	N/M	N/M	$—	$1.00	$—	$—	$—
Weighted-average common shares outstanding — diluted	(4%)	(5%)	1,157	1,222	1,286	1,308	1,365
Asset management and administration fees as a percentage of net revenues			46%	47%	45%	46%	45%
Net interest revenue as a percentage of net revenues			32%	33%	33%	28%	21%
Trading revenue as a percentage of net revenues (3)			21%	17%	18%	21%	30%
Effective income tax rate on income from continuing operations			39.3%	39.6%	39.6%	38.3%	36.0%
Capital expenditures — purchases of equipment, office facilities, and property, net (4)	2%	15%	$194	$168	$59	$78	$177
Capital expenditures, net, as a percentage of net revenues			4%	3%	1%	2%	5%

Performance Measures
Net revenue growth			3%	16%	19%	6%	5%
Pre-tax profit margin from continuing operations			39.4%	37.1%	34.3%	28.4%	16.0%
Return on stockholders’ equity			31%	55%	26%	16%	6%

Financial Condition (at year end)
Total assets	2%	22%	$51,675	$42,286	$48,992	$47,351	$47,133
Long-term debt	13%	(2%)	$883	$899	$388	$462	$533
Stockholders’ equity	(2%)	9%	$4,061	$3,732	$5,008	$4,450	$4,386
Assets to stockholders’ equity ratio			13	11	10	11	11
Long-term debt to total financial capital (long-term debt plus stockholders’ equity)			18%	19%	7%	9%	11%

Employee Information
Full-time equivalent employees (5) (at year end, in thousands)	3%	1%	13.4	13.3	12.4	11.6	11.8
Net revenues per average full-time equivalent employee (in thousands)	10%	(1%)	$383	$387	$362	$319	$260

Note: All information contained in this Annual Report on Form 10-K is presented on a continuing basis unless otherwise noted.

(1)	Net income in 2007 includes a gain of $1.2 billion, after tax, on the sale of U.S. Trust.

(2)	Both basic and diluted earnings per share include discontinued operations.

(3)	Trading revenue includes commission and principal transaction revenues.

(4)	Capital expenditures in 2006 are presented net of proceeds of $63 million primarily from the sale of a data center and in 2005 are presented net of proceeds of $20 million from the sale of equipment.

(5)	Full-time equivalent employees in 2007 includes 365 employees related to the acquisition of The 401(k) Company on March 31, 2007.

N/M	Not meaningful.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of the Company focuses on several key financial and non-financial metrics in evaluating the Company’s financial position and operating performance. All information contained in this Annual Report on Form 10-K is presented on a continuing operations basis unless otherwise noted. Results for the years ended December 31, 2008, 2007, and 2006 are shown in the following table:

	Growth Rate 1-year 2007-2008	2008	2007	2006
Client Activity Metrics:
Net new client assets (in billions) (1, 2)	(29%)	$113.4	$160.2	$83.3
Client assets (in billions, at year end)	(21%)	$1,137.0	$1,445.5	$1,239.2
Clients’ daily average trades (in thousands)	22%	346.6	284.9	270.0

Company Financial Metrics:
Net revenues	3%	$5,150	$4,994	$4,309
Expenses excluding interest	(1%)	3,122	3,141	2,833

Income from continuing operations before taxes on income	9%	2,028	1,853	1,476
Taxes on income	9%	(798)	(733)	(585)

Income from continuing operations	10%	1,230	1,120	891
(Loss) income from discontinued operations, net of tax	N/M	(18)	1,287	336

Net income	N/M	$1,212	$2,407	$1,227

Earnings per share from continuing operations – diluted	15%	$1.06	$.92	$.69
Earnings per share – diluted	N/M	$1.05	$1.97	$.95
Net revenue growth from prior year		3%	16%	19%
Pre-tax profit margin from continuing operations		39.4%	37.1%	34.3%
Return on stockholders’ equity		31%	55%	26%
Net revenue per average full-time equivalent employee (in thousands)	(1%)	$383	$387	$362

(1)	Net new client assets in 2007 includes $23.0 billion related to the acquisition of The 401(k) Company and $3.3 billion related to a mutual fund clearing services client.

(2)	Effective in 2007, amounts include the Company’s mutual fund clearing services business’ daily net settlements. All prior period amounts have been recast to reflect this change.

N/M Not meaningful.

•

Net new client assets is defined as the total inflows of client cash and securities to the firm less client outflows. Management believes that this metric depicts how well the Company’s products and services appeal to new and existing clients.

•

Client assets is the market value of all client assets housed at the Company. Management considers client assets to be indicative of the Company’s appeal in the marketplace. Additionally, fluctuations in certain components of client assets (e.g., Mutual Fund OneSource funds) directly impacts asset management and administration fee revenues.

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

(Tabular Amounts in Millions, Except Ratios, or as Noted)

•	Net revenue per average full-time equivalent employee is considered by management to be the Company’s broadest measure of productivity.

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. The Company generates asset management and administration fees through its proprietary and third-party mutual fund offerings, as well as fee-based investment management and advisory services. Net interest revenue is the difference between interest earned on interest-earning assets and interest paid on funding sources. Asset management and administration fees and net interest revenue are impacted by securities valuations, interest rates, the Company’s ability to attract new clients, and client activity levels. The Company generates trading revenues through commissions earned for executing trades for clients and principal transaction revenues from trading activity in fixed income securities. Trading revenues are impacted by trading volumes, the volatility of equity prices in the securities markets and commission rates.

2008 Compared to 2007

2008 was marked by extraordinary market conditions, including continued downward pressure on home prices, tighter credit markets, liquidity concerns, significant volatility and sharp declines in the equity markets, and continued slowing of general economic activity. The Nasdaq Composite Index, Standard and Poor’s 500 Index, and the Dow Jones Industrial Average decreased during the year by 41%, 38%, and 34%, respectively, with a significant portion of these decreases occurring in the fourth quarter. In addition, the federal funds rate decreased during the year by 4.25% to a range of zero to 0.25% at December 31, 2008.

Even with this unprecedented market environment, clients remained actively engaged with the Company in managing their investments and made heavy use of all of the Company’s service channels – branch, phone, and internet. Net new client assets totaled $113.4 billion for the year, down 29% from a year ago, reflecting continued deterioration in the equity markets and lower asset valuations. Total client assets were $1.137 trillion at December 31, 2008, down 21% from December 31, 2007. Additionally, clients’ daily average trades increased 22% to 346,600 in 2008 from 2007.

Net revenues grew by 3% in 2008 from the prior year primarily due to an increase in trading revenue partially offset by a decrease in other revenue. Trading revenue increased in 2008 primarily due to higher trading volume as a result of significant volatility in the equity markets during the year. The decrease in other revenue in 2008 related to losses of $75 million on investments in the Company’s securities available for sale portfolio. Asset management and administration fees remained relatively flat in 2008 reflecting the Company’s ability to attract and retain clients. Net interest revenue increased by 1% in 2008 due to higher levels of interest-earning assets offset by the impact of a decrease in the average net yield earned on these assets. Although expenses excluding interest remained relatively flat in 2008, compensation and benefits expense decreased reflecting lower incentive compensation, while other expense and occupancy and equipment expense increased. The loss from discontinued operations of $18 million in 2008 relates to the adjustment to finalize the income tax gain related to the sale of U.S. Trust. As a result of the Company’s sustained expense discipline in 2008, the Company achieved a pre-tax profit margin from continuing operations of 39.4% and return on stockholders’ equity of 31% in 2008. Return on stockholders’ equity in 2007 included a $1.2 billion after-tax gain on the sale of U.S. Trust, as well as incremental interest revenue generated from temporarily investing the proceeds from the sale. Net revenue per average full-time equivalent employee was $383,000 in 2008, down 1% from 2007 as net revenue growth was lower than the increase in average full-time equivalent employees.

2007 Compared to 2006

Overall equity market returns for 2007 showed gains for the three major indices – the Nasdaq Composite Index increased by 10%, the Dow Jones Industrial Average increased 6%, and the Standard and Poor’s 500 Index increased 4%.

Net new client assets totaled $160.2 billion for 2007, up 92% from 2006, which included $23.0 billion related to the acquisition of The 401(k) Company in 2007. Total client assets were $1.446 trillion at December 31, 2007, up 17% from December 31, 2006. Clients’ daily average trades increased 6% to 284,900 in 2007 from 2006.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net revenues grew by 16% in 2007 as compared to 2006 primarily due to an increase in asset management and administration fees driven by growth in client assets, as well as an increase in net interest revenue due to higher interest rate spreads. Expenses excluding interest increased in 2007 as compared to 2006 primarily due to higher compensation and benefits expense, advertising and market development expense, and professional services expense. The Company’s pre-tax profit margin from continuing operations was 37.1% in 2007 as compared to 34.3% in 2006 due to revenue growth and disciplined expense management during the year. Return on stockholders’ equity increased to 55% in 2007 as compared to 26% in 2006, reflecting the sale of U.S. Trust, earnings growth, and the Company’s active management of its capital base. Net revenue per average full-time equivalent employee was $387,000 in 2007, up 7% from 2006 due to revenue growth partially offset by the increase in average full-time equivalent employees as a result of the acquisition of The 401(k) Company.

Certain reclassifications have been made to prior year amounts to conform to the current presentation. All references to EPS information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect diluted earnings per share unless otherwise noted.

CURRENT MARKET ENVIRONMENT

The adverse market conditions in 2008 discussed above continue to negatively impact the Company’s revenues.

The Company earns mutual fund service fees and asset management fees based upon daily balances of certain client assets. Fluctuations in these client asset balances caused by changes in equity valuations directly impact the amount of fee revenue earned by the Company. Continued depressed equity valuations in 2009 will negatively impact asset management and administration fees on a year-over-year basis. Additionally, mutual fund service fees may be further reduced if the current interest rate environment persists. To the extent certain money market mutual funds replace maturing securities with lower yielding securities and the overall yield on such funds falls to a level at or below the management fees on those funds, the Company may waive a portion of its fee in order to continue providing some return to clients.

With the recent decline in interest rates, the Company’s revenue from interest-earning assets such as securities held and loans to clients has been declining more than the rates that the Company pays on funding sources such as customer deposits. The Company’s ability to reduce those rates has been limited as short term rates have approached zero. If the current interest rate environment persists through 2009, it will negatively impact net interest revenue on a year-over-year basis.

The level at which clients utilize margin loans will also impact net interest revenue. While the average balance of margin loans was $10.3 billion for all of 2008, by month-end December the balance had declined to $6.2 billion.

The Company recorded pre-tax losses of $75 million related to two corporate debt securities in its securities available for sale portfolio in 2008. Certain securities available for sale experienced deteriorating credit characteristics in 2008. Further deterioration in the performance of these securities, including non-agency mortgage-backed securities, could result in the recognition of future impairment charges.

RESULTS OF OPERATIONS

The following discussion presents an analysis of the Company’s results of operations for the years ended December 31, 2008, 2007, and 2006.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. Asset management and administration fees were relatively flat, while net interest revenue and trading revenue increased in 2008 as compared to 2007. Asset management and administration fees, net interest revenue, and trading revenue increased in 2007 as compared to 2006.

Year Ended December 31,		2008		2007		2006
	Growth Rate 2007-2008	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Mutual fund service fees: (1)
Proprietary funds (Schwab Funds® and Laudus Funds®)	8%	$1,265	24%	$1,167	23%	$963	22%
Mutual Fund OneSource®	(12%)	544	11%	621	13%	526	12%
Clearing and other	4%	108	2%	104	2%	74	2%
Investment management and trust fees	(10%)	340	7%	378	8%	310	7%
Other	11%	98	2%	88	1%	72	2%

Asset management and administration fees	—	2,355	46%	2,358	47%	1,945	45%

Net interest revenue
Interest revenue	(16%)	1,908	37%	2,270	46%	2,113	49%
Interest expense	(61%)	(243)	(5%)	(623)	(13%)	(679)	(16%)

Net interest revenue	1%	1,665	32%	1,647	33%	1,434	33%

Trading revenue
Commissions	21%	915	18%	755	15%	703	16%
Principal transactions	57%	165	3%	105	2%	82	2%

Trading revenue	26%	1,080	21%	860	17%	785	18%

Other	(61%)	50	1%	129	3%	145	4%

Total net revenues	3%	$5,150	100%	$4,994	100%	$4,309	100%

(1)	Certain prior-year amounts have been reclassified to conform to the 2008 presentation.

Asset Management and Administration Fees

Asset management and administration fees include mutual fund service fees and fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for transfer agent services, shareholder services, administration, and investment management provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. These fees are based upon the daily balances of client assets invested in third-party funds and the Company’s proprietary funds. The Company also earns asset management fees for advisory and managed account services, which are based on the daily balances of client assets subject to the specific fee for service. The fair values of client assets, which include proprietary and third-party mutual funds, are based on quoted market prices and other observable market data. Asset management and administration fees may vary with changes in the balances of client assets due to market fluctuations and levels of net new client assets. For discussion of the impact of current market conditions on asset management and administration fees, see “Current Market Environment”.

Asset management and administration fees remained relatively flat in 2008 from 2007, primarily due to lower third-party mutual fund and advisory service fees, partially offset by higher proprietary fund fees. Mutual Fund OneSource service fees decreased by $77 million, or 12%, in 2008 from 2007 primarily due to a 39% decline in Schwab’s Mutual Fund OneSource asset balances. The Company’s proprietary mutual fund service fees increased $98 million, or 8%, in 2008 from 2007 primarily due to a 15% increase in money market mutual fund asset balances. Investment management and trust fees decreased by $38 million, or 10%, in 2008 from 2007 due to lower balances of client assets participating in advisory and managed account services programs.

Asset management and administration fees increased by $413 million, or 21%, in 2007 from 2006 primarily due to higher mutual fund, advisory, and managed account asset balances. Mutual fund service fees increased $329 million, or 21% in 2007

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

from 2006 primarily due to a 26% rise in the Company’s proprietary mutual fund asset balances and an 11% increase in asset balances in Schwab’s Mutual Fund OneSource service. Investment management and trust fees increased by $68 million, or 22%, in 2007 from 2006 primarily due to higher balances of client assets participating in advisory and managed account services programs.

Net Interest Revenue

Net interest revenue is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. The Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets generally reprice more quickly than interest-bearing liabilities). In the event of falling interest rates, the Company might attempt to mitigate some of this negative impact by extending the maturities of assets in investment portfolios to lock-in asset yields as well as by lowering rates paid to clients on interest-bearing liabilities. Since the Company establishes the rates paid on certain brokerage client cash balances and deposits from banking clients, as well as the rates charged on receivables from brokerage clients, and also controls the composition of its investment securities, it has some ability to manage its net interest spread. However, the spread is influenced by external factors such as the interest rate environment and competition. For discussion of the impact of current market conditions on net interest revenue, see “Current Market Environment”.

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

When investing segregated client cash balances, Schwab must adhere to SEC regulations that restrict investments to securities guaranteed by the full faith and credit of the U.S. government, participation certificates, mortgage-backed securities guaranteed by the Government National Mortgage Association, certificates of deposit issued by U.S. banks and thrifts, and resale agreements collateralized by qualified securities. Additionally, Schwab has established policies for the minimum credit quality and maximum maturity of these investments. Schwab Bank also maintains investment portfolios for liquidity as well as to invest funding from deposits raised in excess of loans to banking clients. Schwab Bank’s securities available for sale include mortgage-backed securities, corporate debt securities, certificates of deposit, asset-backed securities, and U.S. agency notes. Schwab Bank’s securities held to maturity include asset-backed securities. Schwab Bank lends funds to banking clients primarily in the form of mortgage loans. These loans are largely funded by interest-bearing deposits from banking clients.

The Company’s interest-earning assets are financed primarily by brokerage client cash balances and deposits from banking clients. Other funding sources include noninterest-bearing brokerage client cash balances and proceeds from stock-lending activities, as well as stockholders’ equity.

The amount of excess cash held in certain Schwab brokerage client accounts that is swept into money market deposit accounts at Schwab Bank and (through May 2007) at U.S. Trust has increased significantly since the program’s inception in 2003. Average interest-bearing banking deposits increased $7.2 billion, or 59%, to $19.2 billion in 2008 from 2007, and $2.9 billion, or 32%, to $12.0 billion in 2007 from 2006. As a result, the average securities available for sale balances increased $4.4 billion, or 60%, to $11.8 billion in 2008 from 2007, and $1.2 billion, or 20%, to $7.3 billion in 2007 from 2006, while the average balance of loans to banking clients increased $2.0 billion, or 73%, to $4.8 billion in 2008 from 2007, and $629 million, or 29%, to $2.8 billion in 2007 from 2006.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the consolidated balance sheet:

Year Ended December 31,	2008			2007			2006
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$5,217	$129	2.47%	$4,290	$223	5.20%	$2,450	$125	5.10%
Cash and investments segregated	11,223	280	2.49%	9,991	511	5.11%	12,758	602	4.72%
Broker-related receivables (1)	428	8	1.87%	595	27	4.54%	533	25	4.69%
Receivables from brokerage clients	10,278	612	5.95%	10,736	859	8.00%	10,252	837	8.16%
Securities available for sale (2)	11,772	517	4.39%	7,335	399	5.44%	6,125	319	5.21%
Securities held to maturity	22	1	5.86%	—	—	—	—	—	—
Loans to banking clients	4,831	227	4.70%	2,786	169	6.07%	2,157	128	5.93%

Total interest-earning assets	43,771	1,774	4.05%	35,733	2,188	6.12%	34,275	2,036	5.94%

Other interest revenue		134			82			77

Total interest-earning assets	$43,771	$1,908	4.36%	$35,733	$2,270	6.35%	$34,275	$2,113	6.16%

Funding sources:
Deposits from banking clients	$19,203	$104	0.54%	$12,046	$238	1.98%	$9,135	$200	2.19%
Payables to brokerage clients	15,220	55	0.36%	14,768	329	2.23%	17,865	426	2.38%
Short-term borrowings	40	1	2.54%	—	—	—	—	—	—
Long-term debt	890	59	6.63%	531	38	7.16%	419	29	6.92%

Total interest-bearing liabilities	35,353	219	0.62%	27,345	605	2.21%	27,419	655	2.39%

Non-interest bearing funding sources	8,418			8,388			6,856
Other interest expense		24			18			24

Total funding sources	$43,771	$243	0.56%	$35,733	$623	1.74%	$34,275	$679	1.98%

Net interest revenue		$1,665	3.80%		$1,647	4.61%		$1,434	4.18%

(1)	Includes receivables from brokers, dealers, and clearing organizations.

(2)	Amounts have been calculated based on amortized cost.

The increases in net interest revenue in the last two years were primarily due to higher average interest-earning assets, including increases in securities available for sale, and loans to banking clients, partially offset by higher average balances on deposits from banking clients. In addition, the increase in net interest revenue in 2008 was also partially offset by a decrease in receivables from brokerage clients, as well as generally lower yields on interest-earning assets. Net interest revenue in 2007 included incremental interest revenue generated from temporarily investing the proceeds from the sale of U.S. Trust. Consistent with declines in general market interest rates prevalent in 2008, the Company experienced declines in the yields of all interest-earning assets during 2008 as compared to 2007 and 2006. Accordingly, the average interest rates on deposits from banking clients and payables to brokerage clients also decreased during 2008 compared to 2007 and 2006. The decline in the average interest rate on long-term debt was due to the additional debt issued at lower interest rates as part of the Company’s capital restructuring in 2007.

Certain interest-bearing assets and liabilities of U.S. Trust retained by the Company in 2007 and 2006: The excess cash held in certain Schwab brokerage client accounts was previously swept into a money market deposit account at U.S. Trust. In May 2007, Schwab terminated this arrangement and moved all of these balances to a similar existing arrangement with Schwab Bank. The interest expense related to these client deposit balances maintained at U.S. Trust is included in interest expense from continuing operations on the Company’s consolidated statements of income for 2007 and 2006. The interest expense was $4 million and $11 million for 2007 and 2006, respectively. The corresponding interest revenue on the invested cash balances related to these deposits is included in interest revenue from continuing operations on the Company’s consolidated statements of income for 2007 and 2006. The interest revenue was $14 million and $38 million for 2007 and 2006, respectively. The interest revenue amount was calculated using the Company’s funds transfer pricing methodology.

Trading Revenue

Trading revenue includes commission and principal transaction revenues. Commission revenues are affected by the number of revenue trades executed and the average revenue earned per revenue trade. Principal transaction revenues are primarily

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

comprised of revenues from client fixed income securities trading activity. Factors that influence principal transaction revenues include the volume of client trades, market price volatility, and competitive pressures.

Trading revenue increased by $220 million, or 26%, in 2008 from 2007 and $75 million, or 10%, in 2007 from 2006 due to higher daily average revenue trades and higher average revenue earned per revenue trade.

As shown in the following table, daily average revenue trades executed by the Company increased 19% in 2008. The increase in daily average revenue trades was due to higher volumes of equity, mutual fund, option, and principal transaction trades. Average revenue earned per revenue trade increased 4% in 2008 from 2007 primarily due to higher average revenue earned per revenue trade for fixed income securities, partially offset by lower average revenue earned per revenue trade for option securities. Average revenue earned per revenue trade increased 4% in 2007 from 2006 primarily due to a higher proportion of equity trading volume outside the Company’s active investor programs.

	Growth Rate 2007-2008	2008	2007	2006
Daily average revenue trades (in thousands) (1)	19%	292.6	245.3	234.4
Number of trading days	1%	251.5	249.5	250.0
Average revenue earned per revenue trade	4%	$14.53	$13.99	$13.39

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

Other Revenue

Other revenue includes realized gains and losses on sales of securities available for sale, service fees, and software maintenance fees. Other revenue decreased by $79 million, or 61%, in 2008 from 2007 primarily due to losses of $75 million related to two corporate debt securities in the Company’s securities available for sale portfolio in 2008. On September 15, 2008, Lehman Brothers Holdings, Inc. (Lehman) filed a Chapter 11 bankruptcy petition and on September 25, 2008, the Federal Deposit Insurance Corporation (FDIC) seized Washington Mutual Bank. As a result of these events, the Company sold these debt securities in 2008.

Expenses Excluding Interest

As shown in the table below, expenses excluding interest were relatively flat in 2008 as compared to 2007 primarily due to a decrease in compensation and benefits expense, partially offset by increases in other expense and occupancy and equipment expense. Expenses excluding interest increased in 2007 as compared to 2006 primarily due to higher compensation and benefits expense, advertising and market development expense, and professional services expense.

	Growth Rate 2007-2008	2008	2007	2006
Compensation and benefits	(6%)	$1,667	$1,781	$1,619
Professional services	3%	334	324	285
Occupancy and equipment	6%	299	282	260
Advertising and market development	6%	243	230	189
Communications	6%	211	200	180
Depreciation and amortization	(3%)	152	156	157
Other	29%	216	168	143

Total expenses excluding interest	(1%)	$3,122	$3,141	$2,833

Expenses as a percentage of total net revenues:
Total expenses excluding interest		61%	63%	66%
Advertising and market development		5%	5%	4%

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Compensation and Benefits

Compensation and benefits expense includes salaries and wages, incentive compensation, and related employee benefits and taxes. Incentive compensation is based on the achievement of specified performance objectives, including revenue growth, profit margin, and EPS, and therefore will fluctuate with these measures.

Compensation and benefits expense decreased by $114 million, or 6%, in 2008 from 2007 due to decreases in incentive compensation and employee benefits and other expense, offset by an increase in salaries and wages. Compensation and benefits expense increased by $162 million, or 10%, in 2007 from 2006 due to increases in salaries and wages, incentive compensation, and employee benefits and other expense. The following table shows a comparison of certain compensation and benefits components and employee data:

	Growth Rate 2007-2008	2008	2007	2006
Salaries and wages	7%	$1,020	$955	$872
Incentive compensation (1)	(27%)	402	552	504
Employee benefits and other	(11%)	245	274	243

Total compensation and benefits expense	(6%)	$1,667	$1,781	$1,619

Compensation and benefits expense as a percentage of total net revenues:
Salaries and wages		20%	19%	20%
Incentive compensation		8%	11%	12%
Employee benefits and other		4%	6%	6%

Total compensation and benefits expense		32%	36%	38%

Full-time equivalent employees (in thousands) (2)
At year end	1%	13.4	13.3	12.4
Average	5%	13.5	12.9	11.9

(1)	Includes incentives, discretionary bonus costs, long-term incentive plan, stock-based compensation, and employee stock purchase plan expense.
(2)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

Salaries and wages increased in 2008 from 2007 due to higher severance expense. Incentive compensation decreased in 2008 from 2007 primarily due to lower long-term incentive plan compensation, discretionary bonus costs, and variable compensation. Discretionary bonus costs and variable compensation decreased in 2008 from 2007 based on actual performance in 2008. Long-term incentive plan compensation decreased in 2008 from 2007 primarily due to the maturity of certain plan units that matured in 2007. Employee benefits and other expense decreased in 2008 from 2007 primarily due to a decrease in deferred compensation.

Salaries and wages and employee benefit and other expense increased in 2007 from 2006 due to an increase in full-time employees. Incentive compensation increased in 2007 from 2006 primarily due to the increased cost of performance-based incentive plans as a result of the Company’s improved financial results in 2007 and stock-based compensation.

Expenses Excluding Compensation and Benefits

Occupancy and equipment expense increased in 2008 from 2007 primarily due to increases in data processing equipment and maintenance expense of $12 million and occupancy expense of $5 million. Advertising and market development expense increased in 2008 from 2007 due to an increase in media spending related to the Company’s “Talk to Chuck™” national advertising campaign. Communications expense increased in 2008 from 2007 primarily due to higher levels of postage and printing costs of $8 million. Other expense increased in 2008 from 2007 primarily due to charges of $29 million for individual client complaints and arbitration claims relating to Schwab YieldPlus Fund® investments.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Professional services expense increased in 2007 from 2006 primarily due to higher levels of fees paid to outsourced service providers and consultants. Occupancy and equipment expense increased in 2007 from 2006 due to increases in data processing equipment and maintenance expense of $17 million and occupancy expense of $5 million. Advertising and market development expense increased in 2007 from 2006 primarily due to the Company’s media and marketing spending related to its “Talk to Chuck™” national advertising campaign. Communications expense increased in 2007 from 2006 due to higher levels of postage and printing costs of $15 million and news and quotes services of $5 million. Other expense increased in 2007 from 2006 primarily due to increases in regulatory fees of $7 million, bank service charges of $7 million, and charitable contributions of $4 million.

Taxes on Income

The Company’s effective income tax rate on income from continuing operations was 39.3% in 2008 and 39.6% in both 2007 and 2006.

Segment Information

The Company provides financial services to individuals, and institutional and corporate clients through three segments – Investor Services (formerly called Schwab Investor Services), Advisor Services (formerly called Schwab Institutional®), and Corporate and Retirement Services (formerly called Schwab Corporate and Retirement Services). The Investor Services segment includes the Company’s retail brokerage and banking operations. The Advisor Services segment provides custodial, trading, and support services to independent investment advisors. The Corporate and Retirement Services segment provides retirement plan services, plan administrator services, stock plan services, and mutual fund clearing services and supports the availability of Schwab proprietary mutual funds on third-party platforms. The Company evaluates the performance of its segments on a pre-tax basis excluding items such as restructuring charges, impairment charges on non-financial assets, discontinued operations, and extraordinary items. Segment assets are not disclosed because the balances are not used for evaluating segment performance and deciding how to allocate resources to segments.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Financial information for the Company’s reportable segments is presented in the following table:

For the year ended December 31,	Growth Rate 2007-2008	2008	2007	2006
Investor Services:
Net revenues	1%	$3,385	$3,352	$2,940
Expenses excluding interest	—	(2,107)	(2,115)	(1,982)

Contribution margin	3%	$1,278	$1,237	$958

Advisor Services:
Net revenues	12%	$1,250	$1,121	$966
Expenses excluding interest	(4%)	(612)	(639)	(562)

Contribution margin	32%	$638	$482	$404

Corporate and Retirement Services:
Net revenues	—	$504	$506	$373
Expenses excluding interest	6%	(389)	(367)	(268)

Contribution margin	(17%)	$115	$139	$105

Unallocated and other:
Net revenues	N/M	$11	$15	$30
Expenses excluding interest	N/M	(14)	(20)	(21)

Contribution margin	N/M	$(3)	$(5)	$9

Total:
Net revenues	3%	$5,150	$4,994	$4,309
Expenses excluding interest	(1%)	(3,122)	(3,141)	(2,833)

Contribution margin	9%	$2,028	$1,853	$1,476

N/M Not meaningful.

Investor Services

Net revenues increased in 2008 by $33 million, or 1%, from 2007 primarily due to increases in trading revenue and net interest revenue, partially offset by the decrease in other revenue. Trading revenue increased due to higher daily average revenue trades. Net interest revenue increased due to higher levels of interest-earning assets, partially offset by the impact of a decrease in the average net yield earned on these assets. The decrease in other revenue was primarily due to losses on investments in the Company’s securities available for sale portfolio. Expenses excluding interest were relatively flat in 2008 as compared to 2007 as a result of lower incentive compensation expense, offset by a charge for individual client complaints and arbitration claims related to Schwab YieldPlus Fund investments in 2008.

Net revenues increased in 2007 by $412 million, or 14%, from 2006 due to increases in net interest revenue and asset management and administration fees. Net interest revenue increased due to higher levels of market interest rates and changes in the composition of interest-earning assets, including increases in securities available for sale and loans to banking clients. Asset management and administration fees increased as a result of higher balances of client assets in the Company’s proprietary mutual funds and Mutual Fund OneSource® service, as well as balances participating in advisory and managed account service programs. Expenses excluding interest increased in 2007 by $133 million, or 7%, from 2006 primarily due to higher client servicing and other related expenses, as well as higher market development expense.

Advisor Services

Net revenues increased in 2008 by $129 million, or 12%, from 2007 due to increases in trading revenue and asset management and administration fees, offset by the decrease in net interest revenue. Trading revenue increased due to higher daily average revenue trades. Asset management and administration fees increased as a result of higher balances of client assets in the Company’s proprietary funds. Net interest revenue decreased due to the impact of a decrease in the average net yield earned on interest-earning assets. Expenses excluding interest decreased in 2008 by $27 million, or 4%, from 2007 primarily due to lower incentive compensation expense.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net revenues increased in 2007 by $155 million, or 16%, from 2006 due to increases in asset management and administration fees and net interest revenue. Asset management and administration fees increased as a result of higher balances of client assets in the Company’s proprietary mutual funds and Mutual Fund OneSource® service, as well as balances participating in managed account service programs. Net interest revenue increased due to higher levels of market interest rates and changes in the composition of interest-earning assets, including increases in securities available for sale. Expenses excluding interest increased in 2007 by $77 million, or 14%, from 2006 primarily due to higher business development, marketing and account servicing related expenses, as well as increased infrastructure investment.

Corporate and Retirement Services

Net revenues were flat in 2008 as compared to 2007 as a result of an increase in trading revenue offset by a decrease in net interest revenue. Trading revenue increased due to higher daily average revenue trades. Net interest revenue decreased due to the impact of a decrease in the average net yield earned on interest-earning assets. Expenses excluding interest increased in 2008 by $22 million, or 6%, from 2007 due to increased costs to service additional corporate retirement plan participants resulting from the acquisition of the 401(k) Company, offset by lower incentive compensation expense.

Net revenues increased in 2007 by $133 million, or 36%, from 2006 due to increases in asset management and administration fees and net interest revenue, as well as the acquisition of the 401(k) Company in March 2007. Asset management and administration fees increased as a result of higher balances of client assets in the Company’s mutual funds and advisory and managed account service programs. Net interest revenue increased due to higher levels of market interest rates and changes in the composition of interest-earning assets. Expenses excluding interest increased in 2007 by $99 million, or 37%, from 2006 primarily due to costs to service additional corporate retirement plan participants as a result of the acquisition of the 401(k) Company.

Capital Restructuring

In 2007, CSC completed a capital restructuring that returned approximately $3.3 billion in capital to stockholders to create a more efficient and cost-effective capital structure. The capital restructuring included the following components:

•	CSC paid a special cash dividend of $1.00 per common share, which returned $1.2 billion to stockholders. The special dividend was paid on August 24, 2007, to stockholders of record on July 24, 2007.

•

CSC repurchased 84 million shares of its common stock through a modified “Dutch Auction” tender offer in August 2007. The tender offer period closed on July 31, 2007, and CSC accepted for purchase 84 million shares of its common stock, at a purchase price of $20.50 per share, for a total purchase price of $1.7 billion.

•

CSC executed a separate Stock Purchase Agreement with Chairman and former CEO Charles R. Schwab, CSC’s largest stockholder, and with certain additional stockholders whose shares Mr. Schwab was deemed to beneficially own. Under the Stock Purchase Agreement, Mr. Schwab and the other stockholders who are parties to the agreement did not participate in the tender offer, but instead, sold, and CSC purchased, 18 million shares, at a purchase price ($20.50 per share), which is the same as was determined and paid in the tender offer, for a total purchase price of $369 million. The number of shares repurchased resulted in Mr. Schwab maintaining the same beneficial percentage interest in CSC’s outstanding common stock that he had prior to the tender offer and sale of shares pursuant to the Stock Purchase Agreement (approximately 18 percent, which does not take into consideration Mr. Schwab’s outstanding options to acquire stock). The shares under this agreement were repurchased on August 15, 2007.

•

CSC issued $250 million of 6.375% Senior Medium-Term Notes due in 2017 in September 2007 and $300 million of junior subordinated notes in October 2007. For further discussion of the issuance of the junior subordinated notes, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 12. Borrowings.”

Discontinued Operations

On July 1, 2007, the Company completed the sale of all of the outstanding common stock of U.S. Trust for $3.3 billion in cash. CSC recognized a gain on the sale of $1.9 billion, or $1.2 billion after tax, in third quarter of 2007. In connection with the determination of the final income tax gain on the sale of U.S. Trust, the Company recorded additional tax expense of

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

$18 million in the second quarter of 2008. U.S. Trust is presented as a discontinued operation for all periods prior to the completion of the sale.

Business Acquisition

On March 31, 2007, the Company completed its acquisition of The 401(k) Company, which offers retirement plan services, for $115 million in cash. As a result of a purchase price allocation, the Company recorded goodwill of $106 million and intangible assets of $8 million. The intangible assets are being amortized over 16 years.

LIQUIDITY AND CAPITAL RESOURCES

CSC conducts substantially all of its business through its wholly-owned subsidiaries. The capital structure among CSC and its subsidiaries is designed to provide each entity with capital and liquidity to meet its operational needs and regulatory requirements.

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution, is a federal savings bank. CSC and Schwab Bank are both subject to supervision and regulation by the Office of Thrift Supervision.

Liquidity

CSC

As a savings and loan holding company, CSC is not subject to specific statutory capital requirements. However, CSC is required to maintain capital that is sufficient to support the holding company and its subsidiaries’ business activities, and the risks inherent in those activities. To manage capital adequacy, CSC currently utilizes a target Tier 1 Leverage Ratio, as defined by the Board of Governors of the Federal Reserve Board, of at least 6%. At December 31, 2008, CSC’s Tier 1 Leverage Ratio was 8.6%.

CSC’s liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. CSC maintains excess liquidity in the form of overnight cash deposits to cover daily funding needs and to support growth in the Company’s business. Generally, CSC does not hold liquidity at its subsidiaries in excess of amounts deemed sufficient to support the subsidiaries’ operations, including any regulatory capital requirements. Schwab and Schwab Bank are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC’s subsidiaries will continue to be the primary funding source in meeting CSC’s liquidity needs, providing adequate liquidity to meet Schwab Bank’s capital guidelines, and maintaining Schwab’s net capital.

CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), and junior subordinated notes, as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes, of which $458 million was outstanding at December 31, 2008, have maturities ranging from 2009 to 2017 and fixed interest rates ranging from 6.375% to 8.05% with interest payable semiannually. The Medium-Term Notes are rated A2 by Moody’s Investors Service (Moody’s), A by Standard & Poor’s Ratings Group (S&P), and A by Fitch IBCA, Inc. (Fitch). At December 31, 2008, $300 million of junior subordinated notes were outstanding and have a fixed interest rate of 7.50% until 2017 and a floating rate thereafter. The junior subordinated notes are not rated, however the trust preferred securities related to these notes are rated A3 by Moody’s, BBB+ by S&P, and A- by Fitch. For further discussion of the issuance of the junior subordinated notes, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 12. Borrowings.”

CSC has a universal automatic shelf registration statement on file with the SEC which enables CSC to issue debt, equity and other securities. This registration statement was filed in December 2008. CSC’s prior shelf registration statement/prospectus supplement for issuing Medium-Term Notes and universal shelf registration statement both expired in November 2008.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and is not subject to voluntary prepayment. The proceeds of the commercial paper program are to be used for general corporate purposes. CSC commenced issuing Commercial Paper Notes in April 2008. Average borrowings for the year ended December 31, 2008 were $40 million. There were no Commercial Paper Notes outstanding at December 31, 2008. CSC’s ratings for these short-term borrowings are P-1 by Moody’s, A-1 by S&P, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of fourteen banks which is scheduled to expire in June 2009. CSC plans to establish a similar facility to replace this one when it expires. This facility was unused in 2008. Any issuances under CSC’s commercial paper program will reduce the amount available under this facility. The funds under this facility are available for general corporate purposes, including repayment of the Commercial Paper Notes discussed above. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity. At December 31, 2008, the minimum level of stockholders’ equity required under this facility was $2.6 billion. Management believes that these restrictions will not have a material effect on its ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $1.0 billion of the $1.1 billion uncommitted, unsecured bank credit lines discussed below, that are primarily utilized by Schwab to manage short-term liquidity. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. These lines were not used by CSC in 2008.

In addition, Schwab provides CSC with a $1.0 billion credit facility maturing in 2009. No funds were drawn under this facility at December 31, 2008.

Schwab

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At December 31, 2008, Schwab’s net capital was $1.2 billion (16% of aggregate debit balances), which was $1.1 billion in excess of its minimum required net capital and $840 million in excess of 5% of aggregate debit balances.

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

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $19.2 billion, $19.5 billion, and $19.9 billion at December 31, 2008, 2007, and 2006, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.

The Company has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $116 million at December 31, 2008 is being reduced by a portion of the lease payments over the remaining lease term of approximately 16 years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of six banks totaling $1.1 billion at December 31, 2008. The need for short-term borrowings arises primarily from timing differences

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

between cash flow requirements, scheduled liquidation of interest-bearing investments, and movements of cash to meet segregation requirements. Schwab used such borrowings for eighteen days in 2008, with daily amounts borrowed averaging $117 million. There were no borrowings outstanding under these lines at December 31, 2008.

To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured standby letter of credit (LOCs) agreements with seven banks in favor of the OCC aggregating $550 million at December 31, 2008. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At December 31, 2008, the aggregate face amount of these LOCs totaled $100 million. No funds were drawn under any of these LOCs during 2008.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility which is scheduled to expire in March 2010. The amount outstanding under this facility at December 31, 2008 was $220 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $1.5 billion credit facility which is scheduled to expire in 2011. Borrowings under this facility do not qualify as regulatory capital for Schwab. At December 31, 2008, $153 million was outstanding under this facility, which was subsequently repaid on January 2, 2009.

Schwab Bank

Schwab Bank is required to maintain a capital level that at least equals minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct effect on Schwab Bank. Based on its regulatory capital ratios at December 31, 2008, Schwab Bank is considered well capitalized. Schwab Bank’s regulatory capital and ratios are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$ 1,650	15.3%	$ 432	4.0%	$ 647	6.0%
Total Capital	$ 1,671	15.5%	$ 863	8.0%	$ 1,079	10.0%
Leverage	$ 1,650	6.4%	$ 1,037	4.0%	$ 1,296	5.0%
Tangible Equity	$ 1,650	6.4%	$ 518	2.0%	N/A

N/A Not applicable.

Schwab Bank’s current liquidity needs are generally met through deposits from banking clients and equity capital.

The excess cash held in certain Schwab brokerage client accounts is swept into a money market deposit account at Schwab Bank. At December 31, 2008, these balances totaled $18.4 billion.

Additionally, Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Schwab Bank has access to short-term funding through the Federal Reserve Bank (FRB) discount window. Amounts available under the FRB discount window are dependent on the amount of Schwab Bank’s mortgage-backed securities available for sale that are pledged as collateral. At December 31, 2008, $187 million was available under this arrangement. There were no funds drawn under this arrangement during 2008.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System (FHLB). Amounts available under this facility are dependent on the amount of Schwab Bank’s home equity lines of credit that are pledged as collateral. At December 31, 2008, $415 million was available under this facility. There were no funds drawn under this facility during 2008.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

CSC provides Schwab Bank with a $100 million short-term credit facility which is scheduled to expire in December 2009. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. No funds were drawn under this facility during 2008.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio of less than 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at December 31, 2008 was $4.9 billion, up $313 million, or 7%, from December 31, 2007.

At December 31, 2008, the Company had long-term debt of $883 million, or 18% of total financial capital, that bears interest at a weighted-average rate of 7.03%. At December 31, 2007, the Company had long-term debt of $899 million, or 19% of total financial capital. The Company repaid $20 million and $43 million of long-term debt in 2008 and 2007, respectively.

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

Capital Expenditures

The Company’s capital expenditures were $196 million in 2008 and $168 million in 2007. Capital expenditures as a percentage of net revenues were 4% and 3% in 2008 and 2007, respectively. Capital expenditures in 2008 included software and equipment relating to the Company’s information technology systems, buildings, and leasehold improvements. Capital expenditures in 2007 were primarily for software and equipment relating to the Company’s information technology systems. Capital expenditures include capitalized costs for developing internal-use software of $46 million in 2008 and $57 million in 2007.

Management currently anticipates that 2009 capital expenditures will be approximately 25% lower than 2008 spending, primarily due to decreased spending on software relating to the Company’s information technology systems, as well as decreased spending on buildings. As has been the case in recent years, the Company may adjust its capital expenditures from period to period as business conditions change. Management believes that funds generated by its operations will continue to be the primary funding source of its capital expenditures.

Dividends

CSC paid common stock cash dividends of $253 million in 2008. CSC paid common stock cash dividends of $1.5 billion in 2007, which included a special cash dividend of $1.2 billion. Since the initial dividend in 1989, CSC has paid 79 consecutive quarterly dividends and has increased the quarterly dividend 19 times, including a 20% increase in the third quarter of 2008. Since 1989, dividends have increased by a 28% compounded annual growth rate, excluding the special cash dividend of $1.00 per common share in 2007. CSC paid common stock dividends of $.220, $1.200, and $.135 per share in 2008, 2007, and 2006, respectively. While the payment and amount of dividends are at the discretion of the Board, subject to certain regulatory and other restrictions, the Company currently targets its cash dividend at approximately 20% to 30% of net income.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Share Repurchases

CSC repurchased 17 million shares of its common stock for $350 million in 2008. CSC repurchased 135 million shares of its common stock, including shares repurchased under the tender offer and the Stock Purchase Agreement described below for $2.7 billion in 2007. As of December 31, 2008, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock.

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

Acquisition and Divestiture

On July 1, 2007, the Company completed the sale of U.S. Trust and received proceeds of $3.3 billion. On March 31, 2007, the Company completed its acquisition of The 401(k) Company for $115 million in cash.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Contractual Obligations

A summary of the Company’s principal contractual obligations as of December 31, 2008, is shown in the following table. Excluded from this table are liabilities recorded on the consolidated balance sheet that are generally short-term in nature (e.g., drafts payable) or without contractual payment terms (e.g., deposits from banking clients, payables to brokerage clients, and deferred compensation). Management believes that funds generated by its continuing operations, as well as cash provided by external financing, will continue to be the primary funding sources in meeting these obligations.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit-related financial instruments (1)	$711	$8	$352	$3,885	$4,956
Long-term debt (2)	63	285	77	705	1,130
Leases (3)	129	234	125	237	725
Purchase obligations (4)	214	106	3	—	323
Long-term incentive plan	90	—	—	—	90

Total	$1,207	$633	$557	$4,827	$7,224

(1)	Represents Schwab Bank’s firm commitments to extend credit to banking clients.

(2)

Includes estimated future interest payments through 2017. The junior subordinated notes have a fixed interest rate of 7.50% until 2017 and a floating rate from 2018 to 2067. Based on the current interest rate of 7.50% and no repayments of principal, the estimated future interest payments on the junior subordinated notes in 2018 to 2067 would be $22 million per year. Amounts exclude maturities under a finance lease obligation, unamortized discounts, and the effect of interest rate swaps.

(3)	Represents minimum rental commitments, net of sublease commitments, and includes facilities under the Company’s past restructuring initiatives and rental commitments under a finance lease obligation.

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

Functional risk sub-committees focusing on specific areas of risk report into the Global Risk Committee. These sub-committees include:

•	Corporate Asset-Liability Management and Pricing Committee, which focuses on the Company’s liquidity, capital resources, interest rate risk, and investments;

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

(Tabular Amounts in Millions, Except Ratios, or as Noted)

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

(Tabular Amounts in Millions, Except Ratios, or as Noted)

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

The Company’s credit exposure related to loans to banking clients is actively managed through individual and portfolio reviews performed by management. Management regularly reviews asset quality including concentrations, delinquencies, non-performing loans, losses, and recoveries. All are factors in the determination of an appropriate allowance for credit losses, which is reviewed quarterly by senior management.

The Company’s loan portfolios primarily include first lien 3-, 5- and 7-year adjustable rate mortgage loans (First Mortgage portfolio) of $3.2 billion and home equity lines of credit (HELOC portfolio) of $2.7 billion at December 31, 2008. The Company does not offer loans that allow for negative amortization. The Company maintains credit underwriting standards that have limited the exposure to the types of loans that experienced high foreclosures and loss rates elsewhere in the industry during 2008. The Company does not originate or purchase subprime loans (generally defined as extensions of credit to borrowers with a Fair Isaac & Company (FICO) credit score of less than 620 at origination), unless the borrower has compensating credit factors. At December 31, 2008, approximately 1% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with FICO credit scores of less than 620.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

December 31,	2008	2007
Loan delinquencies (1)	0.54%	0.80%
Nonaccrual loans	0.13%	0.12%
Allowance for credit losses	0.33%	0.20%

(1)	Loan delinquencies are defined as loans that are 30 days or more past due.

The Company has exposure to credit risk associated with its securities available for sale portfolio, which totaled $14.4 billion at December 31, 2008. This portfolio includes U.S. agency and non-agency mortgage-backed securities, corporate debt securities, long term certificates of deposit, asset-backed securities and U.S. agency notes. U.S. agency mortgage-backed securities do not have explicit credit ratings, however management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. agencies. Included in non-agency mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined by the Company as loans to borrowers with a FICO credit score of 620 or higher at origination), and “Alt-A” (defined by the Company as Prime loans with reduced documentation at origination).

The table below presents the credit ratings for U.S. agency and non-agency mortgage-backed securities, including prime and Alt-A mortgage-backed securities by year of origination. In some instances securities have divergent ratings from Moody’s, Fitch Ratings or Standard and Poor’s. In these instances the Company has used the lowest rating as of December 31, 2008 for purposes of presenting the table below. Mortgage-backed securities, particularly Alt-A securities, experienced deteriorating credit characteristics, including increased delinquencies, and valuation pressure in 2008. For a discussion of the impact of current market conditions on mortgage-backed securities available for sale, see “Current Market Environment”.

	AAA		AA to A		BBB		BB or Lower		Total
	Amortized Cost	Net Unrealized Gain (Loss)	Amortized Cost	Net Unrealized Gain (Loss)	Amortized Cost	Net Unrealized Gain (Loss)	Amortized Cost	Net Unrealized Gain (Loss)	Amortized Cost	Net Unrealized Gain (Loss)
U.S. agency mortgage-backed securities:
2005	$813	$(11)	$—	$—	$—	$—	$—	$—	$813	$(11)
2006	509	(13)	—	—	—	—	—	—	509	(13)
2007	1,053	20	—	—	—	—	—	—	1,053	20
2008	5,828	30	—	—	—	—	—	—	5,828	30

Total	8,203	26	—	—	—	—	—	—	8,203	26

Non-agency mortgage-backed securities:
2003	130	(16)	—	—	—	—	—	—	130	(16)
2004	337	(68)	—	—	—	—	—	—	337	(68)
2005	987	(226)	62	(29)	—	—	15	(7)	1,064	(262)
2006	260	(90)	202	(63)	126	(35)	309	(181)	897	(369)
2007	347	(54)	121	(32)	42	(10)	147	(51)	657	(147)

Total	2,061	(454)	385	(124)	168	(45)	471	(239)	3,085	(862)

Total mortgage-backed securities	$10,264	$(428)	$385	$(124)	$168	$(45)	$471	$(239)	$11,288	$(836)

% of Total mortgage-backed securities	91%		3%		2%		4%		100%

At December 31, 2008, the corporate debt securities and non-mortgage asset-backed securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard and Poor’s rating of “BBB-” or higher).

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab performs clearing services for all securities transactions in its client accounts. Schwab has exposure to credit risk due to its obligation to settle transactions with clearing corporations, mutual funds, and other financial institutions even if Schwab’s client or a counterparty fails to meet its obligations to Schwab.

Concentration Risk

The Company is subject to concentration risk when holding large positions of financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry.

The Company’s investments in mortgage-backed securities totaled $10.4 billion at December 31, 2008. Of these, $8.2 billion were U.S. agency securities and $2.2 billion were non-agency securities. Included in non-agency mortgage-backed securities are securities collateralized by Alt-A loans. At December 31, 2008, the amortized cost and fair value of Alt-A mortgage-backed securities were $798 million and $429 million, respectively.

The Company’s investments in corporate debt securities and commercial paper totaled $3.5 billion at December 31, 2008, with the majority issued by institutions in the financial services industry. Included in corporate debt securities and commercial paper at December 31, 2008, were $2.6 billion of securities issued by financial institutions and guaranteed under the FDIC Temporary Liquidity Guarantee Program. These corporate debt securities and commercial paper are included in securities available for sale and cash and investments segregated and on deposit for regulatory purposes in the Company’s consolidated balance sheets.

The Company’s loans to banking clients includes $3.2 billion of first lien residential real estate mortgage loans at December 31, 2008. Approximately 80% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 80% of these interest-only loans are not scheduled to reset for three or more years. All interest-only loans are underwritten based on underwriting standards that do not include interest terms described as temporary introductory rates below current market rates. At December 31, 2008, 33% of the residential real estate mortgages and 46% of the home equity lines of credit balances were secured by properties which are located in California. The Company is also subject to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry.

The Company is subject to indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. U.S. Government and agency securities held as collateral for resale agreements, at December 31, 2008, totaled $6.8 billion.

Market Risk

Market risk is the potential for changes in revenue or the value of financial instruments held by the Company as a result of fluctuations in interest rates, equity prices or market conditions. For discussion of the Company’s market risk, see “Item 7A – Quantitative and Qualitative Disclosures About Market Risk.”

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

(Tabular Amounts in Millions, Except Ratios, or as Noted)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record certain financial assets and liabilities at fair value in accordance with SFAS No. 157 – Fair Value Measurements (SFAS No. 157), and to determine fair value disclosures. At December 31, 2008, 42% of total assets ($21.9 billion) were recorded at fair value. All of these assets were measured at fair value using quoted prices or market-based information and accordingly were classified as Level 1 or Level 2 measurements in accordance with SFAS No. 157. Liabilities recorded at fair value were not material at December 31, 2008. See note “15 – Fair Value of Assets and Liabilities” for more information on the Company’s assets and liabilities accounted for at fair value.

The Company uses prices obtained from an independent third-party pricing service to measure the fair value of certain investment securities. The Company validates prices received from the pricing service using various methods including, comparison to prices received from additional pricing services, comparison to available quoted market prices, internal valuation models, and review of other relevant market data including implied yields of major categories of securities. The Company does not adjust the prices received from the independent third-party pricing service unless such prices are inconsistent with SFAS No. 157 and result in a material difference in the recorded amounts. At December 31, 2008, the Company did not adjust prices received from the independent third-party pricing service. For certificates of deposits and treasury securities included in investments segregated and on deposit for regulatory purposes, the Company uses discounted cash-flow models to measure the fair value that utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Other- than-Temporary Impairment of Securities Available for Sale and Securities Held to Maturity: Management evaluates securities available for sale and securities held to maturity for other-than-temporary impairment on a quarterly basis. For debt securities, other-than-temporary impairment exists if management determines it is probable that the Company will not collect all amounts due under the contractual terms of the security. Other-than-temporary impairment also exists if management no longer has the ability or intent to hold a security with an unrealized loss for a period of time sufficient to allow for any anticipated recovery. If management determines other-than temporary impairment exists, the cost basis of the security is adjusted to the then-current fair value, with a corresponding loss recognized in current earnings. If future evaluations conclude that an impairment now considered to be temporary is other-than-temporary, the Company would recognize a realized loss through earnings at that time.

The evaluation of whether other-than-temporary impairment exists is a matter of judgment. The evaluation includes the assessment of several factors including: 1) whether the unrealized loss is solely due to changes in interest rates, 2) the length of time and the extent to which the fair value has been less than amortized cost, 3) the financial condition of the issuer, if applicable, 4) the credit ratings of the issuer or security, 5) the credit characteristics of the collateral underlying the security, including the credit default experience, delinquency rates, cumulative losses to date and the ratio of credit enhancement available under the terms of the security to expected losses for non-agency mortgage-backed securities, and 6) the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery. Additionally, management utilizes cash flow models for securities that exhibit deteriorating credit characteristics to estimate the expected cash flow from the securities in order to assess whether it is probable that the Company will not collect all amounts due under the contractual terms of the security. These cash flow models require management to estimate future principal prepayments, default rates, and default loss severities based on underlying collateral, and future housing price changes. Further deterioration of these characteristics could result in the recognition of other-than-temporary impairment.

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

The Company has elected April 1 st as its annual goodwill impairment testing date. In testing for a potential impairment of goodwill on April 1, 2008, management estimated the fair value of each of the Company’s reporting units (generally defined as the Company’s businesses for which financial information is available and reviewed regularly by management) and compared this value to the carrying value of the reporting unit. The estimated fair value of each reporting unit was greater than its carrying value, and therefore management concluded that no amount of goodwill was impaired. The estimated fair value of the reporting units was established using a discounted cash flow model that includes significant assumptions about the future operating results and cash flows of each reporting unit. Adverse changes in the Company’s planned business operations such as unanticipated competition, a loss of key personnel, the sale of a reporting unit or a significant portion of a reporting unit, or other unforeseen developments could result in an impairment of the Company’s recorded goodwill.

Allowance for Credit Losses: The Company regularly evaluates its portfolio of loans to banking clients and provides allowances for the portion management believes may be uncollectible. Several factors are taken into consideration in this evaluation including current economic conditions, the composition of the loan portfolio, past loss experience, and risks inherent in the loan portfolio. For Schwab Bank’s portfolio, which primarily consists of mortgage loans and home equity lines of credit, a risk-based methodology is used to determine the allowance for credit losses. Loans are categorized into portfolios by loan type and risk characteristics. A probable loss rate, based on company and industry experience, is used to determine the credit allowance.

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

(Tabular Amounts in Millions, Except Ratios, or as Noted)

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

•

the impact of legal proceedings and regulatory matters (see “Item 3 – Legal Proceedings” and “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements –13. Commitments and Contingent Liabilities – Legal Contingencies”);

•	the impact of current market conditions on the Company’s results of operations (see “Current Market Environment”);

•	target capital ratios (see “Liquidity and Capital Resources”);

•	sources of liquidity, capital, and level of dividends (see “Liquidity and Capital Resources and Contractual Obligations”);

•	capital expenditures (see “Liquidity and Capital Resources – Capital Resources”);

•	the impact of changes in management’s estimates on the Company’s results of operations (see “Critical Accounting Estimates”);

•

the impact on the Company’s results of operations of recording stock option expense (see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 17. Employee Incentive, Deferred Compensation, and Retirement Plans”);

•

the impact of changes in estimated costs related to past restructuring initiatives on the Company’s results of operations (see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 25. Restructuring Reserve); and

•

the impact of changes in the likelihood of indemnification and guarantee payment obligations on the Company’s results of operations (see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 13. Commitments and Contingent Liabilities”).

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

Important factors that may cause actual results to differ include, but are not limited to:

•	changes in general economic and financial market conditions;

•	changes in revenues and profit margin due to changes in interest rates;

•	unanticipated adverse developments in litigation or regulatory matters;

•	fluctuations in client asset values due to changes in equity valuations;

•	the performance of securities available for sale;

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

•	the amount of loans to the Company’s brokerage and banking clients;

•	the level of brokerage client cash balances and deposits from banking clients;

•	the availability and terms of external financing;

•	the level of the Company’s stock repurchase activity;

•	the timing and impact of changes in the Company’s level of investments in technology and buildings;

•	the Company’s ability to sublease certain properties; and

•	potential breaches of contractual terms for which the Company has indemnification obligations.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in this Annual Report on Form 10-K, including “Item 1A – Risk Factors.”

THE CHARLES SCHWAB CORPORATION

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for changes in revenue or the value of financial instruments held by the Company as a result of fluctuations in interest rates, equity prices or market conditions.

For the Company’s market risk related to interest rates, a sensitivity analysis, referred to as a net interest revenue simulation model, is shown below. The Company is exposed to interest rate risk primarily from changes in the interest rates on its interest-earning assets relative to changes in the costs of its funding sources which finance these assets.

Net interest revenue is affected by various factors, such as the distribution and composition of interest-earning assets and interest bearing liabilities, the spread between yields earned on interest-earning assets and rates paid on interest-bearing liabilities, which may re-price at different times or by different amounts, and the spread between short and long term interest rates. Interest earning-assets include residential real estate loans and mortgage backed securities. These assets are sensitive to changes in interest rates and to changes to prepayment levels, which tend to increase in a declining rate environment.

To mitigate the risk of loss, the Company has established policies and procedures which include setting guidelines on the amount of net interest revenue at risk, and monitoring the net interest margin and average maturity of its interest-earning assets and funding sources. To remain within these guidelines, the Company manages the maturity, repricing, and cash flow characteristics of its investment portfolios. Because the Company establishes the rates paid on certain brokerage client cash balances and deposits from banking clients, the rates charged on margin loans, and controls the composition of its investment securities, it has some ability to manage its net interest spread, depending on competitive factors and market conditions.

The Company is also subject to market risk as a result of fluctuations in equity prices. The Company’s direct holdings of equity securities and its associated exposure to equity prices are not material. The Company is indirectly exposed to equity market fluctuations in connection with securities collateralizing margin loans to brokerage customers, and customer securities loaned out as part of the Company’s securities lending activities. Equity market valuations may also affect the level of brokerage client trading activity, margin borrowing, and overall client engagement with the Company. Additionally, the Company earns mutual fund service fees and asset management fees based upon daily balances of certain client assets. Fluctuations in these client asset balances caused by changes in equity valuations directly impact the amount of fee revenue earned by the Company.

Financial instruments held by the Company are also subject to liquidity risk – that is, the risk that valuations will be negatively affected by changes in demand and the underlying market for a financial instrument. Recent conditions in the credit markets have significantly reduced market liquidity in a wide range of financial instruments, including the types of instruments held by the Company, and fair value can differ significantly from the value implied by the credit quality and actual performance of the instrument’s underlying cash flows.

Financial instruments held by the Company are also subject to valuation risk as a result of changes in valuations of the underlying collateral, such as housing prices in the case of residential real estate loans and mortgage-backed securities.

For discussion of the impact of current market conditions on asset management and administration fees, net interest, and securities available for sale, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Market Environment”.

The Company’s market risk related to financial instruments held for trading, interest rate swaps related to a portion of its fixed interest rate medium-term notes, and forward sale and interest rate lock commitments related to its loans held for sale portfolio is not material.

Net Interest Revenue Simulation

The Company uses net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation model (the model) includes all interest-sensitive assets and liabilities, as well as interest rate swap agreements utilized by the Company to hedge its interest rate risk. Key variables in the model include the repricing of financial instruments, prepayment and reinvestment assumptions, and product pricing assumptions. The Company uses

THE CHARLES SCHWAB CORPORATION

constant balances and market rates in the model assumptions in order to minimize the number of variables and to better isolate risks. The simulations involve assumptions that are inherently uncertain and, as a result, cannot precisely estimate net interest revenue or precisely predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to balance growth or decline and the timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies, including changes in asset and liability mix.

As represented by the simulations presented below, the Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets generally reprice more quickly than interest-bearing liabilities).

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in market interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months at December 31, 2008 and 2007. While the Company typically uses a gradual 200 basis point change, it revised the methodology at March 31, 2008 due to the current low levels of interest rates. The Company will use a gradual 100 basis point change until such time as the level of interest rates justifies a return to the previous methodology.

December 31,	2008	2007
Increase of 100 basis points	6.4%	4.4%
Decrease of 100 basis points	(6.8%)	(3.1%)

The sensitivity shown in the 100 basis point decrease scenario reflects the fact that the rates paid on brokerage client cash balances and banking deposits had reached minimal levels by year-end 2008. With liability costs essentially fixed, lower rates earned on interest-bearing assets would have a direct impact on net interest income. The Company remains positioned to experience increases in net interest revenue as rates rise and decreases as rates fall.

THE CHARLES SCHWAB CORPORATION

Item 8.	Financial Statements and Supplementary Data

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Income

(In Millions, Except Per Share Amounts)

Year Ended December 31,	2008	2007	2006
Net Revenues
Asset management and administration fees	$2,355	$2,358	$1,945

Interest revenue	1,908	2,270	2,113
Interest expense	(243)	(623)	(679)

Net interest revenue	1,665	1,647	1,434

Trading revenue	1,080	860	785
Other	50	129	145

Total net revenues	5,150	4,994	4,309

Expenses Excluding Interest
Compensation and benefits	1,667	1,781	1,619
Professional services	334	324	285
Occupancy and equipment	299	282	260
Advertising and market development	243	230	189
Communications	211	200	180
Depreciation and amortization	152	156	157
Other	216	168	143

Total expenses excluding interest	3,122	3,141	2,833

Income from continuing operations before taxes on income	2,028	1,853	1,476
Taxes on income	(798)	(733)	(585)

Income from continuing operations	1,230	1,120	891
(Loss) income from discontinued operations, net of tax	(18)	1,287	336

Net Income	$1,212	$2,407	$1,227

Weighted-Average Common Shares Outstanding — Diluted	1,157	1,222	1,286

Earnings Per Share — Basic
Income from continuing operations	$1.07	$.93	$.70
(Loss) income from discontinued operations, net of tax	$(.01)	$1.06	$.27
Net income	$1.06	$1.99	$.97
Earnings Per Share — Diluted
Income from continuing operations	$1.06	$.92	$.69
(Loss) income from discontinued operations, net of tax	$(.01)	$1.05	$.26
Net income	$1.05	$1.97	$.95

Dividends Declared Per Common Share	$.220	$1.200	$.135

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Balance Sheets

(In Millions, Except Share and Per Share Amounts)

December 31,	2008	2007
Assets
Cash and cash equivalents	$ 5,442	$ 6,764
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $6,701 in 2008 and $2,722 in 2007)	14,685	8,803
Receivables from brokers, dealers, and clearing organizations	759	725
Receivables from brokerage clients — net	7,129	12,314
Other securities owned — at fair value	626	675
Securities available for sale	14,446	7,526
Securities held to maturity (fair value — $244 at December 31, 2008)	243	—
Loans to banking clients — net	6,044	3,443
Loans held for sale	41	44
Equipment, office facilities, and property — net	661	617
Goodwill	528	525
Other assets	1,071	850

Total	$ 51,675	$ 42,286

Liabilities and Stockholders’ Equity
Deposits from banking clients	$ 23,841	$ 13,822
Payables to brokers, dealers, and clearing organizations	1,100	1,922
Payables to brokerage clients	20,256	20,290
Accrued expenses and other liabilities	1,534	1,621
Long-term debt	883	899

Total Liabilities	47,614	38,554

Stockholders’ equity:
Preferred stock — 9,940,000 shares authorized; $.01 par value per share; none issued	—	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,392,091,544 shares issued	14	14
Additional paid-in capital	2,214	2,107
Retained earnings	6,735	5,776
Treasury stock — 234,991,565 and 231,274,906 shares in 2008 and 2007, respectively, at cost	(4,349)	(4,148)
Accumulated other comprehensive loss	(553)	(17)

Total stockholders’ equity	4,061	3,732

Total	$ 51,675	$ 42,286

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Cash Flows

(In Millions)

Year Ended December 31,	2008	2007	2006
Cash Flows from Operating Activities
Net income	$1,212	$2,407	$1,227
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	18	(1,287)	(336)
Depreciation and amortization expense	152	156	157
Stock-based compensation expense	69	58	39
Excess tax benefits from stock-based compensation	(50)	(108)	(64)
Provision for deferred income taxes	97	175	(31)
Other	114	16	(2)
Originations of loans held for sale	(1,526)	(863)	(638)
Proceeds from sales of loans held for sale	1,522	849	626
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	(5,882)	2,059	4,331
Other securities owned	48	(277)	73
Receivables from brokers, dealers, and clearing organizations	(32)	(75)	170
Receivables from brokerage clients	5,171	(1,394)	(151)
Other assets	51	(33)	(6)
Payables to brokers, dealers, and clearing organizations	(822)	424	204
Payables to brokerage clients	(34)	(331)	(4,079)
Accrued expenses and other liabilities	(106)	(419)	164
Net cash provided by discontinued operations	—	389	76

Net cash provided by operating activities	2	1,746	1,760

Cash Flows from Investing Activities
Purchases of securities available for sale	(9,839)	(3,554)	(3,224)
Proceeds from sales of securities available for sale	14	—	81
Principal payments on securities available for sale	2,003	2,034	854
Purchases of securities held to maturity	(245)	—	—
Principal payments on securities held to maturity	2	—	—
Net increase in loans to banking clients	(2,642)	(1,129)	(442)
Purchase of equipment, office facilities, and property	(188)	(168)	(122)
Proceeds from sales of equipment, office facilities, and property	2	—	63
Proceeds from sale of U.S. Trust, net of transaction costs	—	3,237	—
Cash payments for business combinations, net of cash acquired	(5)	(119)	—
Other investing activities	(3)	(1)	6
Net cash provided by (used for) discontinued operations	—	67	(456)

Net cash (used for) provided by investing activities	(10,901)	367	(3,240)

Cash Flows from Financing Activities
Net change in deposits from banking clients	10,019	2,802	4,051
Issuance of long-term debt	—	549	—
Repayment of long-term debt	(20)	(43)	(68)
Excess tax benefits from stock-based compensation	50	108	64
Dividends paid	(253)	(1,500)	(173)
Purchase of treasury stock	(350)	(2,742)	(868)
Proceeds from stock options exercised and other	131	414	253
Other financing activities	—	(7)	1
Net cash provided by discontinued operations	—	563	822

Net cash provided by financing activities	9,577	144	4,082

(Decrease) increase in Cash and Cash Equivalents	(1,322)	2,257	2,602
Cash and Cash Equivalents at Beginning of Year	6,764	4,507	1,905

Cash and Cash Equivalents at End of Year	$5,442	$6,764	$4,507

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$232	$616	$666
Income taxes (amounts include discontinued operations)	$767	$1,071	$618

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Stockholders’ Equity

(In Millions)

			Additional Paid-In	Retained	Treasury Stock,	Unamortized Stock-based	Accumulated Other Comprehensive
	Common Stock
	Shares	Amount	Capital	Earnings	at cost	Compensation	Loss	Total
Balance at December 31, 2005	1,392	$14	$1,827	$3,847	$(1,124)	$(81)	$(33)	$4,450

Comprehensive income:
Net income	—	—	—	1,227	—	—	—	1,227
Net unrealized loss on cash flow hedging instruments, net of reclassification adjustment and tax	—	—	—	—	—	—	(6)	(6)
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	7	7
Foreign currency translation adjustment	—	—	—	—	—	—	1	1

Total comprehensive income								1,229
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	—	—	(5)	(5)
Dividends declared on common stock	—	—	—	(173)	—	—	—	(173)
Purchase of treasury stock	—	—	—	—	(859)	—	—	(859)
Stock option exercises and other	—	—	6	—	249	—	—	255
Stock-based compensation expense	—	—	52	—	—	—	—	52
Excess tax benefits from stock-based compensation	—	—	64	—	—	—	—	64
Restricted shares withheld for tax	—	—	—	—	(5)	—	—	(5)
Adoption of SFAS No. 123R	—	—	(81)	—	—	81	—	—

Balance at December 31, 2006	1,392	14	1,868	4,901	(1,739)	—	(36)	5,008

Comprehensive income:
Net income	—	—	—	2,407	—	—	—	2,407
Net unrealized loss on cash flow hedging instruments, net of reclassification adjustment and tax	—	—	—	—	—	—	(3)	(3)
Net unrealized gain on securities available for sale, net of tax	—	—	—	—	—	—	17	17
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	5	5

Total comprehensive income								2,426
Dividends declared on common stock	—	—	—	(1,498)	—	—	—	(1,498)
Purchase of treasury stock	—	—	—	—	(2,742)	—	—	(2,742)
Stock option exercises and other	—	—	53	—	362	—	—	415
Stock-based compensation expense	—	—	78	—	—	—	—	78
Excess tax benefits from stock-based compensation	—	—	108	—	—	—	—	108
Adoption of EITF 06-02	—	—	—	(17)	—	—	—	(17)
Adoption of FIN 48	—	—	—	(17)	—	—	—	(17)
Restricted shares withheld for tax	—	—	—	—	(29)	—	—	(29)

Balance at December 31, 2007	1,392	14	2,107	5,776	(4,148)	—	(17)	3,732

Comprehensive income:
Net income	—	—	—	1,212	—	—	—	1,212
Net unrealized loss on securities available for sale, net of tax	—	—	—	—	—	—	(535)	(535)
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)

Total comprehensive income								676
Dividends declared on common stock	—	—	—	(253)	—	—	—	(253)
Purchase of treasury stock	—	—	—	—	(350)	—	—	(350)
Stock option exercises and other	—	—	(20)	—	149	—	—	129
Stock-based compensation expense	—	—	65	—	—	—	—	65
Excess tax benefits from stock-based compensation	—	—	50	—	—	—	—	50
Restricted shares withheld for tax	—	—	—	—	(11)	—	—	(11)
Employee stock purchase plan purchases	—	—	12	—	11	—	—	23

Balance at December 31, 2008	1,392	$14	$2,214	$6,735	$(4,349)	—	$(553)	$4,061

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

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

The consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). All material intercompany balances and transactions have been eliminated. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (GAAP), which require management to make certain estimates and assumptions that affect the reported amounts in the accompanying financial statements. Certain estimates include other-than-temporary impairment of securities available for sale and securities held to maturity, the valuation of goodwill, the allowance for credit losses, and legal reserves. Actual results could differ from those estimates. Certain prior-year amounts have been reclassified to conform to the 2008 presentation.

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

2.	Summary of Significant Accounting Policies

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

Interest revenue: Interest revenue represents interest earned on certain assets, which include cash and cash equivalents, cash and investments segregated, receivables from brokerage clients, securities available for sale, securities held to maturity, and loans to banking clients. Interest revenue is recognized in the period earned based upon average daily asset balances and respective interest rates.

Securities transactions: Trading revenue includes commission revenues and revenues from principal transactions. Clients’ securities transactions are recorded on the date that they settle, while the related commission revenues and expenses are recorded on the date that the trade occurs. Principal transactions are recorded on a trade date basis.

Cash and cash equivalents: The Company considers all highly liquid investments with original maturities of three months or less that are not segregated and on deposit for regulatory purposes to be cash equivalents. Cash and cash equivalents include money market funds, deposits with banks, certificates of deposit, federal funds sold, commercial paper, and treasury securities. Cash and cash equivalents also include balances that Schwab Bank maintains at the Federal Reserve Bank.

Cash and investments segregated and on deposit for regulatory purposes include securities purchased under agreements to resell (resale agreements) which are collateralized by U.S. Government and agency securities. Resale agreements are collateralized investing transactions that are recorded at their contractual amounts plus accrued interest. The Company obtains

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

control of collateral with a market value equal to or in excess of the principal amount loaned and accrued interest under resale agreements. Collateral is valued daily by the Company, with additional collateral obtained when necessary. Cash and investments segregated also include certificates of deposit and U.S. Treasury securities, as well as corporate debt securities and commercial paper guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program. Certificates of deposit, U.S. Treasury securities, corporate debt securities, and commercial paper are recorded at fair value.

Receivables from brokerage clients include margin loans to clients and are stated net of allowance for doubtful accounts. Cash receivables from brokerage clients that remain unsecured or partially secured for more than 30 days are fully reserved.

Other securities owned include Schwab Funds® money market funds, fixed income securities, equity and other securities, and equity and bond mutual funds recorded at fair value based on quoted market prices. Unrealized gains and losses are included in trading revenue.

Securities available for sale are recorded at fair value based on quoted prices for similar securities in active markets and other observable market data. Securities available for sale include U.S. agency and non-agency mortgage-backed securities, corporate debt securities, asset-backed securities, certificates of deposit, and U.S. agency notes. The Company evaluates these securities for other-than-temporary impairment on a quarterly basis. If the Company determines other-than-temporary impairment exists, the cost basis of the security is adjusted to the then-current fair value, with a corresponding loss recognized in current earnings. Unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders’ equity. Realized gains and losses from sales of securities available for sale are determined on a specific identification basis and are included in other revenue.

Securities held to maturity are recorded at amortized cost based on the Company’s positive intent and ability to hold these securities to maturity. The Company evaluates these securities for other-than-temporary impairment on a quarterly basis. If the Company determines other-than-temporary impairment exists, the cost basis of the security is adjusted to the then-current fair value, with a corresponding loss recognized in current earnings.

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

Loans to banking clients are stated net of allowance for credit losses. The allowance is established through charges to income based on management’s evaluation of the existing portfolio. The adequacy of the allowance is reviewed regularly by management, taking into consideration current economic conditions, the existing loan portfolio composition, past loss experience, and risks inherent in the portfolio, as more fully described below.

The Company performs a quarterly analysis to estimate the allowance for credit losses. This process utilizes loan-level statistical models that estimate prepayments, defaults, and lifetime contractual losses for our loan portfolios based on predicted behavior of individual loans within the portfolios. The models consider effects of borrower behavior and a variety of factors including, but not limited to, interest rate fluctuations, housing price movements, current economic conditions, estimated defaults and foreclosures, delinquencies, the loan portfolio composition (including concentrations of credit risk), past loss experience, estimates of loss severity, and credit scores. The more significant variables within the models are interest rates and housing prices. Predicted housing price scenarios are primarily based on 20 years of historical prices at the metropolitan statistical area level. Interest rate projections are based on the current term structure of interest rates and historical volatilities to project various possible future interest rate paths. Other variables in the model, such as probability of default, are derived from historical data. This quarterly analysis results in a loss factor that is applied to the outstanding balances to determine the allowance for credit loss for each loan category.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Nonaccrual loans: Loans are placed on nonaccrual status upon becoming 90 days past due as to interest or principal (unless the loans are both well-secured and in the process of collection), or when the full timely collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement, or when the loan is both well-secured and in the process of collection and collectability is no longer doubtful.

Loans held for sale consist of fixed-rate and adjustable-rate residential real estate mortgage loans intended for sale. Loans held for sale are stated at lower of cost or market value. Fair value is estimated using quoted market prices for securities backed by similar types of loans.

Equipment, office facilities, and property: Equipment and office facilities are depreciated on a straight-line basis over the estimated useful life of the asset of three to ten years. Buildings are depreciated on a straight-line basis over forty years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the term of the lease. Software and certain costs incurred for purchasing or developing software for internal use are amortized on a straight-line basis over an estimated useful life of three or five years. Equipment, office facilities, and property are stated at cost net of accumulated depreciation and amortization, except for land, which is stated at cost. Equipment, office facilities, and property are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. Goodwill is tested for impairment annually and whenever indications of impairment exist. In testing for a potential impairment of goodwill, management estimates the fair value of each of the Company’s reporting units (defined as the Company’s businesses for which financial information is available and reviewed regularly by management), and compares it to their carrying value. If the estimated fair value of a reporting unit is less than its carrying value, management is required to estimate the fair value of all assets and liabilities of the reporting unit, including goodwill. If the carrying value of the reporting unit’s goodwill is greater than the estimated fair value, an impairment charge is recognized for the excess. The Company has elected April 1st as its annual impairment testing date.

Intangible assets: The Company has non-amortizing intangible assets related to contracts acquired to manage investments of mutual funds that totaled $14 million at December 31, 2008 and 2007. Non-amortizing intangible assets are subject to impairment testing annually and whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The Company has amortizing intangible assets, primarily related to purchased client accounts, that totaled $10 million at December 31, 2008. These intangible assets have finite lives and are amortized over their estimated useful lives and are subject to impairment testing whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. These amortizing intangible assets have a remaining weighted-average useful life of 12 years. All intangible assets are recorded in other assets.

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

Schwab Bank’s loans held for sale portfolio consists of fixed-rate and adjustable-rate mortgages, which are subject to a loss in value when market interest rates rise. Schwab Bank uses forward sale commitments to manage this risk. These forward sale commitments have been designated as cash flow hedging instruments with respect to the loans held for sale. Accordingly, the fair values of these forward sale commitments are recorded on the Company’s consolidated balance sheet, with gains or losses recorded in other comprehensive income (loss).

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

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

Stock-based compensation: The Company measures and recognizes compensation expense based on estimated fair values for all share-based payment arrangements including employee and director stock option and restricted stock awards, in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) – Share Based Payment (SFAS No. 123R).

Stock-based compensation expense is based on awards expected to vest and therefore is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and revised in subsequent periods if actual forfeitures differ from those estimates.

Long-term incentive compensation: Eligible officers received long-term incentive plan units under a long-term incentive plan (LTIP). These awards are restricted from transfer or sale and vest annually over a three- to four-year performance period. Each award provides for a one-time cash payment for an amount that varies based upon the Company’s cumulative earnings per share (EPS) over the respective performance period of each grant. The Company accrues the estimated total cost for each grant on a straight-line basis over each LTIP’s vesting period with periodic cumulative adjustments to expense as estimates of the total grant cost are revised. The last performance period on existing grants under this incentive plan ended on December 31, 2008.

New accounting standards: SFAS No. 157 – Fair Value Measurements was effective beginning January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations, EPS, or cash flows, but expanded the disclosures in the Company’s consolidated financial statements. See note “15 – Fair Values of Assets and Liabilities,” for disclosures pursuant to SFAS No. 157.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities was effective beginning January 1, 2008. This statement permits entities to elect to measure eligible financial instruments, commitments, and certain other arrangements at fair value at specified election dates with changes in fair value recognized in earnings at each subsequent reporting period. The Company made no such election on January 1, 2008, or during 2008. The adoption of SFAS No. 159 did not have any impact on the Company’s financial position, results of operations, EPS, or cash flows.

SFAS No. 141R – Business Combinations was issued in December 2007. This statement generally requires an acquirer to recognize the assets acquired, the liabilities assumed, contingent purchase consideration, and any noncontrolling interest in the acquiree, at fair value on the date of acquisition. SFAS No. 141R also requires an acquirer to expense most transaction and restructuring costs as incurred, and not include such items in the cost of the acquired entity. The adoption of SFAS No. 141R will not have an impact on the Company’s financial position, results of operations, EPS, or cash flows, as SFAS No. 141R applies prospectively for all business acquisitions with an acquisition date on or after January 1, 2009. Early adoption is prohibited.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

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

FASB Staff Position (FSP) on EITF Issue 03-6-1 (FSP EITF 03-6-1) – Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, was issued in June 2008 and is effective beginning January 1, 2009. This statement requires the inclusion of unvested share-based payment awards with non-forfeitable rights to dividends or dividend equivalents as participating securities in the computation of EPS under the two-class method described in SFAS No. 128 – Earnings per Share. The requirements of this statement require retrospective adjustment to all prior-period EPS data presented. Early adoption is prohibited. The Company is currently evaluating the impact of the adoption of FSP EITF 03-6-1 on its disclosures of EPS. The adoption of FSP EITF 03-6-1 will not impact the Company’s financial position, results of operations, or cash flows.

3.	Receivables from Brokerage Clients

Receivables from brokerage clients are stated net of allowance for doubtful accounts of $4 million and $1 million at December 31, 2008 and 2007, respectively. Receivables from brokerage clients consist primarily of margin loans to brokerage clients of $6.2 billion and $11.6 billion at December 31, 2008 and 2007, respectively. Securities owned by brokerage clients are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. Charge-offs related to margin loans were not material in 2008, 2007 and 2006. The average yield earned on margin loans was 5.95% and 8.00% in 2008 and 2007, respectively.

4.	Other Securities Owned

A summary of other securities owned is as follows:

December 31,	2008	2007
Schwab Funds® money market funds	$ 440	$ 413
Fixed income, equity, and other securities	124	175
Equity and bond mutual funds	62	87

Total other securities owned (1)	$ 626	$ 675

(1)	Amounts include securities pledged of $7 million in 2008 and $6 million in 2007.

The Company’s positions in Schwab Funds® money market funds arise from certain overnight funding of clients’ redemption, check-writing, and debit card activities. Fixed income, equity, and other securities include investments made by the Company relating to its deferred compensation plan and fixed income securities held to meet clients’ trading activities. Equity and bond mutual funds include mutual fund investments held at CSC and inventory maintained to facilitate certain Schwab Funds and third-party mutual fund clients’ transactions.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Securities sold, but not yet purchased of $2 million at December 31, 2008 and $6 million at December 31, 2007, consisted primarily of mutual fund shares that are distributed to clients to satisfy their dividend reinvestment requests. These securities are recorded at fair value in accrued expenses and other liabilities.

5.	Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency mortgage-backed securities	$8,203	$108	$82	$8,229
Non-agency mortgage-backed securities	3,085	—	862	2,223
Corporate debt securities	1,762	2	31	1,733
Certificates of deposit	925	—	3	922
Asset-backed securities	866	—	44	822
U.S. agency notes	515	2	—	517

Total securities available for sale	$15,356	$112	$1,022	$14,446

Securities held to maturity:
Asset-backed securities	$243	$1	$—	$244

Total securities held to maturity	$243	$1	$—	$244

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency mortgage-backed securities	$2,889	$25	$6	$2,908
Non-agency mortgage-backed securities	3,503	4	33	3,474
Corporate debt securities	804	1	21	784
Certificates of deposit	345	—	—	345
U.S. agency notes	15	—	—	15

Total securities available for sale	$7,556	$30	$60	$7,526

There were no securities classified as held to maturity at December 31, 2007.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss is as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency mortgage-backed securities	$2,231	$63	$381	$19	$2,612	$82
Non-agency mortgage-backed securities	1,704	512	513	350	2,217	862
Corporate debt securities	477	11	436	20	913	31
Certificates of deposit	647	3	—	—	647	3
Asset-backed securities	822	44	—	—	822	44

Total temporarily impaired securities (1)	$5,881	$633	$1,330	$389	$7,211	$1,022

(1)	The number of investment positions with unrealized losses totaled 334.

	Less than 12 months		12 months or longer		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency mortgage-backed securities	$549	$4	$106	$2	$655	$6
Non-agency mortgage-backed securities	1,382	12	1,263	21	2,645	33
Corporate debt securities	620	21	—	—	620	21

Total temporarily impaired securities	$2,551	$37	$1,369	$23	$3,920	$60

Management evaluates securities available for sale and securities held to maturity for other-than-temporary impairment on a quarterly basis. For debt securities, other-than-temporary impairment exists if management determines it is probable that the Company will not collect all amounts due under the contractual terms of the security. Other-than-temporary impairment also exists if management no longer has the ability or intent to hold a security with an unrealized loss for a period of time sufficient to allow for any anticipated recovery. If management determines other-than-temporary impairment exists, the cost basis of the security is adjusted to the then-current fair value, with a corresponding loss recognized in current earnings. If future evaluations conclude that an impairment now considered to be temporary is other-than-temporary, the Company would recognize a realized loss through earnings at that time. Based on management’s evaluation, no other-than-temporary impairment was indicated as of December 31, 2008.

The evaluation of whether other-than-temporary impairment exists is a matter of judgment. The evaluation includes the assessment of several factors including: 1) whether the unrealized loss is solely due to changes in interest rates, 2) the length of time and the extent to which the fair value has been less than amortized cost, 3) the financial condition of the issuer, if applicable, 4) the credit ratings of the issuer or security, 5) the credit characteristics of collateral underlying the security, including the credit default experience, delinquency rates, cumulative losses to date and the ratio of credit enhancement available under the terms of the security to expected losses for non-agency mortgage-backed securities, and 6) the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery. Additionally, management utilizes cash flow models for securities that exhibit deteriorating credit characteristics to estimate the expected cash flow from the securities in order to assess whether it is probable that the Company will not collect all amounts due under the contractual terms of the security. These cash flow models require management to estimate future principal prepayments, default rates, and default loss severities based on underlying collateral, and future housing price changes. Further deterioration of these characteristics could result in the recognition of other-than-temporary impairment.

Unrealized losses in securities available for sale were $1.0 billion as of December 31, 2008, and were concentrated in non-agency mortgage-backed securities. U.S. agency mortgage-backed securities do not have explicit credit ratings, however

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

management considers these to be of the highest credit quality given the guarantee of principal and interest by the U.S. agencies. Included in non-agency mortgage-backed securities are securities collateralized by loans that are considered to be “Alt-A” (defined as loans with reduced documentation at origination). Although Alt-A mortgage-backed securities experienced deteriorating credit characteristics and valuation pressure in 2008, management determined that no other-than-temporary impairment existed at December 31, 2008 for these securities. At December 31, 2008, the amortized cost and fair value of Alt-A mortgage-backed securities were $798 million and $429 million, respectively.

Included in corporate debt securities were $876 million of securities issued by financial institutions and guaranteed under the FDIC Temporary Liquidity Guarantee Program. The Company recorded losses of $75 million related to two corporate debt securities in its securities available for sale portfolio in 2008. On September 15, 2008, Lehman Brothers Holdings, Inc. (Lehman) filed a Chapter 11 bankruptcy petition and on September 25, 2008, the FDIC seized Washington Mutual Bank. As a result of these events, the Company sold these debt securities in 2008. These sales reflected significant unanticipated changes in the financial condition of their issuers and do not impact the Company’s ability and intent to hold the remaining securities.

The maturities of securities available for sale and securities held to maturity at December 31, 2008 are as follows:

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Securities available for sale:
U.S. agency mortgage-backed securities (1)	$—	$—	$239	$7,990	$8,229
Non-agency mortgage-backed securities (1)	—	—	44	2,179	2,223
Corporate debt securities	490	1,243	—	—	1,733
Certificates of deposit	774	148	—	—	922
Asset-backed securities	—	624	198	—	822
U.S. agency notes	316	201	—	—	517

Total fair value	$1,580	$2,216	$481	$10,169	$14,446
Total amortized cost	$1,598	$2,265	$487	$11,006	$15,356

Securities held to maturity:
Asset-backed securities	$—	$217	$27	$—	$244

Total fair value	$—	$217	$27	$—	$244
Total amortized cost	$—	$216	$27	$—	$243

(1)

Mortgage-backed securities have been allocated over maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because a certain portion of loans underlying these securities require scheduled principal payments and borrowers have the right to prepay obligations.

The proceeds and gross realized gains (losses) from the sale of securities available for sale are as follows:

December 31,	2008	2007	2006
Proceeds	$14	$—	$81
Gross realized gains	$—	$—	$—
Gross realized losses	$(75)	$—	$—

Realized gains and losses from sales of securities available for sale and other-than-temporary impairment charges are included in other revenue.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

6.	Loans to Banking Clients and Related Allowance for Credit Losses

An analysis of the composition of the loan portfolio is as follows:

December 31,	2008	2007
Residential real estate mortgages	$3,195	$2,101
Home equity lines of credit	2,662	1,234
Secured personal loans	187	102
Other	20	13

Total loans to banking clients	6,064	3,450
Allowance for credit losses	(20)	(7)

Total loans to banking clients – net	$6,044	$3,443

Included in the loan portfolio are nonaccrual loans totaling $8 million and $4 million at December 31, 2008 and 2007, respectively. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $9 million and $4 million at December 31, 2008 and 2007, respectively. The Company did not have any impaired loans during 2008 and 2007. There were no loans accruing interest that were contractually 90 days or more past due at both December 31, 2008 and 2007. For 2008 and 2007, the amount of interest revenue which would have been earned on nonaccrual loans versus interest revenue recognized on these loans was not material to the Company’s results of operations.

Changes in the allowance for credit losses were as follows:

December 31,	2008	2007	2006
Balance at beginning of year	$7	$4	$3
Charge-offs	(4)	—	—
Recoveries	—	—	—
Provision for credit loss	17	3	1

Balance at end of year	$20	$7	$4

7.	Equipment, Office Facilities, and Property

Equipment, office facilities, and property are detailed below:

December 31,	2008	2007
Software	$846	$781
Buildings	414	383
Information technology equipment	392	369
Leasehold improvements	251	257
Furniture and equipment	123	122
Telecommunications equipment	97	98
Land	57	52
Construction in progress	14	6

Total equipment, office facilities, and property	2,194	2,068
Accumulated depreciation and amortization	(1,533)	(1,451)

Total equipment, office facilities, and property—net	$661	$617

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

8.	Other Assets

The components of other assets are as follows:

December 31,	2008	2007
Deferred tax asset – net	$502	$254
Accounts receivable (1)	216	326
Interest and dividends receivable	92	110
Prepaid expenses	66	53
Other investments	45	42
Intangible assets – net	24	23
Other	126	42

Total other assets	$1,071	$850

(1)	Accounts receivable include accrued service fee income and receivable from loan servicer.

9.	Deposits from Banking Clients

Deposits from banking clients consist of money market, high-yield investor checking, and other savings deposits, certificates of deposit, and noninterest-bearing deposits. Interest-bearing deposits were $23.8 billion and $13.8 billion at December 31, 2008 and 2007, respectively. Noninterest-bearing deposits were not material at December 31, 2008 and 2007. Demand deposit overdrafts included as other loans within loans to banking clients were not material at December 31, 2008 and 2007.

10.	Payables to Brokers, Dealers, and Clearing Organizations

Payables to brokers, dealers, and clearing organizations consist primarily of securities loaned of $883 million and $1.7 billion at December 31, 2008 and 2007, respectively. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned.

11.	Payables to Brokerage Clients

The principal source of funding for Schwab’s margin lending is cash balances in brokerage client accounts, which are included in payables to brokerage clients. Cash balances in interest-bearing brokerage client accounts were $15.8 billion and $15.0 billion at December 31, 2008 and 2007, respectively. The average rate paid on cash balances in interest-bearing brokerage client accounts was 0.36% and 2.23% in 2008 and 2007, respectively.

12.	Borrowings

Long-term debt net of unamortized debt discounts, where applicable, consists of the following:

December 31,	2008	2007
Senior Medium-Term Notes, Series A	$458	$473
Junior subordinated notes	300	299
Finance lease obligation	116	121
Fair value adjustment	9	6

Total long-term debt	$883	$899

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The aggregate principal amount of Senior Medium-Term Notes, Series A (Medium-Term Notes) outstanding at December 31, 2008 had maturities ranging from 2009 to 2017. At both December 31, 2008 and 2007, the aggregate principal amount of Medium-Term Notes outstanding had fixed interest rates ranging from 6.375% to 8.05%. At December 31, 2008 and 2007, the Medium-Term Notes carried a weighted-average interest rate of 7.13% and 7.11%, respectively. A portion of the Medium-Term Notes are subject to fair value hedging instruments as described in note “14 – Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk, or Market Risk.”

In October 2007, CSC and Schwab Capital Trust I, a statutory trust formed under the laws of the State of Delaware (Trust), closed a public offering of $300 million of the Trust’s fixed to floating rate trust preferred securities. The proceeds from the sale of the trust preferred securities were invested by the Trust in fixed to floating rate junior subordinated notes issued by CSC (Subordinated Debt). The Subordinated Debt has a fixed interest rate of 7.50% until November 15, 2017, and a floating rate thereafter. The Subordinated Debt may be redeemed at a redemption price of principal plus accrued but unpaid interest on November 15, 2017, on or after November 15, 2037, or following the occurrence of certain events, and at a make-whole redemption price at any other time. CSC has contractually agreed, pursuant to a replacement capital covenant, for the benefit of certain holders of the Company’s long-term indebtedness ranking senior to the Subordinated Debt, not to redeem, repay or purchase the Subordinated Debt or the trust preferred securities prior to November 15, 2047, unless it has received proceeds of the issuance of certain replacement capital securities, among other conditions. At December 31, 2008, the Company’s 6.375% Senior Medium-Term Notes due 2017 is the series of long-term indebtedness whose holders are entitled to the benefits of the replacement capital covenant.

In 2004, the Company sold an office building for proceeds of $136 million and leased the property back for a 20-year term. This transaction was accounted for as a financing lease. The remaining finance lease obligation of $116 million at December 31, 2008 is being reduced by a portion of the lease payments over the remaining lease term of approximately 16 years.

Annual maturities on long-term debt outstanding at December 31, 2008 are as follows:

2009	$13
2010	205
2011	6
2012	6
2013	6
Thereafter	639

Total maturities	875
Fair value adjustment	9
Unamortized discount	(1)

Total long-term debt	$883

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and is not subject to voluntary prepayment. The proceeds of the commercial paper program are to be used for general corporate purposes. CSC commenced issuing Commercial Paper Notes in April 2008. There were no Commercial Paper Notes outstanding at December 31, 2008.

CSC maintains an $800 million committed, unsecured credit facility with a group of fourteen banks which is scheduled to expire in June 2009. This facility replaced a facility that expired in June 2008. Any issuances under CSC’s commercial program will reduce the amount available under this facility. The funds under this facility are available for general corporate purposes, including repayment of Commercial Paper Notes discussed above. The financial covenants in this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity. At December 31, 2008, the minimum level of stockholders’ equity required under this facility was $2.6 billion. These facilities were unused at December 31, 2008 and 2007.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of six banks totaling $1.1 billion at December 31, 2008. CSC has access to $1.0 billion of these credit lines. The amount available to CSC under these lines is lower than the amount available to Schwab because the credit line provided by one of these banks is only available to Schwab. There were no borrowings outstanding under these lines at December 31, 2008 and 2007.

To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured standby letter of credit (LOCs) agreements with seven banks in favor of the OCC aggregating $550 million at December 31, 2008. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At December 31, 2008, the aggregate face amount of these LOCs totaled $100 million. No funds were drawn under any of these LOCs at December 31, 2008 and 2007.

13.	Commitments and Contingent Liabilities

Operating leases and other commitments: The Company has noncancelable operating leases for office space and equipment. Future minimum rental commitments under these leases, net of committed subleases, at December 31, 2008 are as follows:

	Operating Leases (1)	Subleases (1)	Net
2009	$161	$(43)	$118
2010	150	(35)	115
2011	127	(28)	99
2012	84	(24)	60
2013	66	(22)	44
Thereafter	208	(84)	124

Total	$796	$(236)	$560

(1)	Amounts include facilities under the Company’s past restructuring initiatives.

Certain leases contain provisions for renewal options, purchase options, and rent escalations based on increases in certain costs incurred by the lessor. Rent expense was $186 million in 2008, $180 million in 2007, and $166 million in 2006.

Purchase Obligations: The Company has purchase obligations for services such as advertising and marketing, telecommunications, professional services, and hardware- and software-related agreements. At December 31, 2008, the Company has purchase obligations as follows:

2009	$214
2010	85
2011	21
2012	2
2013	1
Thereafter	—

Total	$323

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

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

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

Separately, the Company has guaranteed certain payments in the event of a termination of certain mutual fund sub-advisor agreements, related to the adoption of AXA Rosenberg LLC’s U.S. family of mutual funds, known as the Laudus Funds®. Additionally, the Company has provided indemnifications related to facility leases and technology services to a counterparty in connection with the disposition of certain of its assets. At December 31, 2008, the Company’s maximum potential future liability under these agreements was approximately $120 million. Further, as discussed below under “Legal contingencies,” the Company provided an indemnification to UBS Securities LLC and UBS Americas Inc. (collectively referred to as UBS) for expenses associated with certain litigation. At December 31, 2008, the Company has a recorded liability of approximately $20 million reflecting the estimated fair value of these guarantees and indemnifications. The fair value of these guarantees and indemnifications is not necessarily indicative of amounts that would be paid in the event a payment was required.

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company satisfies the margin requirements by arranging LOCs, in favor of the clearing houses, which are issued by multiple banks. At December 31, 2008, the aggregate face amount of these LOCs totaled $550 million. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At December 31, 2008, the aggregate face amount of these LOCs totaled $100 million. No funds were drawn under any of these LOCs at December 31, 2008.

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

The Company believes it has strong defenses in all significant matters currently pending and is contesting liability and the damages claimed. Nevertheless, some of these matters may result in adverse judgments or awards, including penalties, injunctions, or other relief, and the Company may also determine to settle a matter because of the uncertainty and risks of litigation. Predicting the outcome of a matter is inherently difficult, particularly where claims are brought on behalf of various classes of claimants, claimants seek substantial or unspecified damages, or when investigations or legal proceedings are at an early stage. In many cases, including those matters described below, it is not possible to determine whether a loss will be incurred or to estimate the range of that loss until the matter is close to resolution. However, based on current information and consultation with counsel, management believes that the resolution of matters currently pending will not have a material adverse impact on the financial condition or cash flows of the Company, but could be material to the Company’s operating results for a particular future period, depending on results for that period.

YieldPlus Fund Litigation: The Company is the subject of nine purported class action lawsuits filed between March and May 2008 on behalf of investors in the Schwab YieldPlus Fund® alleging violations of state law and federal securities law in

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

connection with the fund’s investment policy, disclosures and fund marketing. Defendants named in one or more of the lawsuits include the Company, Schwab, CSIM, the fund itself, Schwab Investments (registrant and issuer of the fund’s shares), Charles R. Schwab, Randall W. Merk (current president of the fund), and current and former trustees and officers of the fund and/or Schwab. Claimants seek unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, and costs and attorneys fees. On July 3, 2008, the U.S. District Court for the Northern District of California consolidated all nine lawsuits into a single action for purposes of pre-trial proceedings and appointed a group of fund investors as lead plaintiff. On October 2, 2008, plaintiffs filed a consolidated amended complaint which seeks certification of two separate classes of plaintiffs for the federal and state law claims. On February 4, 2009, the court denied defendants’ motion to dismiss plaintiffs’ federal law and certain state law claims, dismissed certain state law claims without prejudice, and lifted a stay on discovery.

Total Bond Market Fund Litigation: On August 28, 2008, a class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of investors in the Schwab Total Bond Market Fund™. The lawsuit, which alleges violations of state law and federal securities law in connection with the fund’s investment policy, names the fund, Schwab Investments (registrant and issuer of the fund’s shares), Schwab, and CSIM as defendants. Claimants seek unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, and costs and attorneys fees. On February 19, 2009, the court denied defendants’ motion to dismiss plaintiff’s federal law claim, and dismissed certain state law claims with leave to amend.

SoundView Litigation: As part of the sale of Schwab Capital Markets L.P. and all of the outstanding capital stock of SoundView Technology Group, Inc. (SoundView), (collectively referred to as Schwab SoundView Capital Markets, or SSCM), to UBS, the Company agreed to indemnify UBS for certain litigation. SoundView and certain of its subsidiaries are among the numerous financial institutions named as defendants in multiple purported securities class actions filed in the United States District Court for the Southern District of New York (the IPO Allocation Litigation) between June and December 2001. The IPO Allocation Litigation was brought on behalf of persons who either directly or in the aftermarket purchased IPO securities between March 1997 and December 2000. The plaintiffs allege that SoundView entities and the other underwriters named as defendants required customers receiving allocations of IPO shares to pay excessive and undisclosed commissions on unrelated trades and to purchase shares in the aftermarket at prices higher than the IPO price, in violation of the federal securities laws. SoundView entities have been named in 31 of the actions, each involving a different company’s IPO, and had underwriting commitments in approximately 90 other IPOs that are the subject of lawsuits. SoundView entities have not been named as defendants in these cases, although the lead underwriters in those IPOs have asserted that depending on the outcome of the cases, SoundView entities may have indemnification or contribution obligations based on underwriting commitments in the IPOs. The parties, with the assent of the District Court, selected 17 cases as focus cases for the purpose of case-specific discovery, and on October 13, 2004, the District Court allowed six of the focus cases to proceed as class actions. Defendants appealed that decision to the United States Court of Appeals for the Second Circuit, which issued an order on December 5, 2006 reversing the District Court’s decision to allow the six focus cases to proceed as class actions. On April 6, 2007, the Court of Appeals denied the plaintiffs’ request for rehearing. In August and September 2007, plaintiffs filed amended class action complaints and renewed motions for class certification, which again seek approval for the cases to proceed as class actions. On March 26, 2008, the District Court denied defendants’ motion to dismiss the amended class action complaints, except with respect to certain claims of a limited number of plaintiffs who sold securities at prices in excess of the initial offering price or who purchased securities outside the class period.

14.	Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk, or Market Risk

Securities lending: Through Schwab, the Company loans client securities temporarily to other brokers in connection with its securities lending activities. The Company receives cash as collateral for the securities loaned. Increases in security prices may cause the market value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company mitigates this risk by requiring credit approvals for counterparties, by monitoring the market value of securities loaned, and by requiring additional cash as collateral when necessary. The market value of Schwab’s client securities pledged

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

in securities lending transactions to other broker-dealers was $760 million and $1.6 billion at December 31, 2008 and 2007, respectively. Additionally, Schwab borrows securities from other broker-dealers to fulfill short sales of its clients. The market value of these borrowed securities was $259 million and $320 million at December 31, 2008 and 2007, respectively.

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

Margin lending: Schwab provides margin loans to its clients which are collateralized by securities in their brokerage accounts. Schwab may be liable for the margin requirement of its client margin securities transactions. As clients write options or sell securities short, the Company may incur losses if the clients do not fulfill their obligations and the collateral in client accounts is not sufficient to fully cover losses which clients may incur from these strategies. To mitigate this risk, the Company monitors required margin levels and clients are required to deposit additional collateral, or reduce positions, when necessary. Clients with margin loans have agreed to allow Schwab to pledge collateralized securities in their brokerage accounts in accordance with federal regulations. Schwab was allowed, under such regulations, to pledge securities with a market value of $9.2 billion and $16.7 billion at December 31, 2008 and 2007, respectively. The market value of Schwab’s client securities pledged to fulfill the short sales of its clients was $591 million and $1.3 billion at December 31, 2008 and 2007, respectively. The market value of Schwab’s client securities pledged to fulfill Schwab’s proprietary short sales was $42 million and $38 million at December 31, 2008 and 2007, respectively. Schwab has also pledged a portion of its securities owned in order to fulfill the short sales of clients and in connection with securities lending transactions to other broker-dealers. The market value of these pledged securities was $7 million and $6 million at December 31, 2008 and 2007, respectively. The Company may also pledge client securities to fulfill client margin requirements for open option contracts established with the OCC. The market value of these pledged securities to the OCC was $774 million and $215 million at December 31, 2008 and 2007, respectively.

Financial instruments held for trading purposes: The Company maintains inventories in securities on a long and short basis relating to its fixed income operations. The Company could incur losses or gains as a result of changes in the fair value of these securities. To mitigate the risk of losses, long and short positions are marked to market and are monitored by management to assure compliance with limits established by the Company.

Resale and repurchase agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty to the transaction does not purchase the securities held as collateral for the cash advanced and the market value of these securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a market value in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. At December 31, 2008 and 2007, the market value of collateral received in connection with resale agreements that are available to be repledged or sold was $6.8 billion and $2.8 billion, respectively. For Schwab to repledge or sell this collateral, it would be required to deposit into its segregated reserve bank accounts cash and/or securities of an equal amount in order to meet its segregated cash and investment requirement.

Concentration risk: The Company is subject to concentration risk when holding large positions of financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry.

The Company’s investments in mortgage-backed securities totaled $10.4 billion and $6.4 billion at December 31, 2008 and 2007, respectively. Of these, $8.2 billion and $2.9 billion were U.S. agency securities and $2.2 billion and $3.5 billion were non-agency securities at December 31, 2008 and 2007, respectively. Included in the non-agency mortgage-backed securities portfolio at December 31, 2008 are securities collateralized by loans that are considered “Alt-A”. Alt-A mortgage-backed securities experienced deteriorating credit characteristics and valuation pressure in 2008. At December 31, 2008, the

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

amortized cost and fair value of Alt-A mortgage-backed securities were $798 million and $429 million, respectively.

The Company’s investments in corporate debt securities and commercial paper totaled $3.5 billion and $784 million at December 31, 2008 and 2007, respectively, with the majority issued by institutions in the financial services industry. Included in corporate debt securities and commercial paper at December 31, 2008, were $2.6 billion of securities issued by financial institutions and guaranteed under the FDIC Temporary Liquidity Guarantee Program. These corporate debt securities and commercial paper are included in securities available for sale and cash and investments segregated and on deposit for regulatory purposes.

The Company’s portfolio of loans to banking clients totaled $6.0 billion and $3.4 billion at December 31, 2008 and 2007, respectively. At December 31, 2008, approximately 80% of the residential real estate mortgages consisted of loans with interest-only payment terms. At December 31, 2008, the interest rates on approximately 80% of these interest-only loans are not scheduled to reset for three or more years. All interest-only loans are underwritten based on underwriting standards that do not include interest terms described as temporary introductory rates below current market rates. At December 31, 2008, 33% of residential real estate mortgages and 46% of the home equity lines of credit (HELOC) balances were secured by properties which are located in California. At December 31, 2007, 31% of residential real estate mortgages and 45% of the HELOC balances were secured by properties which are located in California.

The Company is also subject to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry.

The Company is subject to indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. U.S. Government and agency securities held as collateral for resale agreements at December 31, 2008 and 2007 totaled $6.8 billion and $2.8 billion, respectively.

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

Credit-related financial instruments represent firm commitments to extend credit (firm commitments). Firm commitments are legally binding agreements to lend to a client that generally have fixed expiration dates or other termination clauses, may require payment of a fee and are not secured by collateral until funds are advanced. Collateral held includes marketable securities, real estate mortgages or other assets. The majority of Schwab Bank’s firm commitments are related to mortgage lending to banking clients. Firm commitments totaled $5.0 billion and $3.3 billion at December 31, 2008 and 2007, respectively.

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

December 31,	2008	2007
Notional principal amount	$200	$215
Weighted-average variable interest rate	4.94%	7.77%
Weighted-average fixed interest rate	8.05%	7.94%
Weighted-average maturity (in years)	1.2	2.0

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

These Swaps have been designated as fair value hedges under SFAS No. 133, and are recorded on the Company’s consolidated balance sheet at fair value. Changes in fair value of the Swaps are completely offset by changes in fair value of the hedged Medium-Term Notes resulting in no effect on net income. At December 31, 2008 and 2007, CSC recorded a derivative asset of $9 million and $6 million, respectively, for these Swaps. Concurrently, the carrying value of the Medium-Term Notes was increased by $9 million and $6 million at December 31, 2008 and 2007, respectively.

Forward sale and interest rate lock commitments: Schwab Bank’s loans held for sale portfolio consists of fixed-rate and adjustable-rate mortgages, which are subject to a loss in value when market interest rates rise. Schwab Bank uses forward sale commitments to manage this risk. These forward sale commitments have been designated as cash flow hedging instruments, and are recorded on the Company’s consolidated balance sheet at fair value with gains or losses recorded in other comprehensive income (loss). Amounts included in other comprehensive income (loss) are reclassified into earnings when the related loan is sold. At both December 31, 2008 and 2007, the derivative asset and liability recorded by Schwab Bank for these forward sale commitments were not material.

Additionally, Schwab Bank uses forward sale commitments to hedge interest rate lock commitments issued on mortgage loans that will be held for sale. Schwab Bank considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely based on changes in market interest rates. Any changes in fair value of the interest rate lock commitments are completely offset by changes in fair value of the related forward sale commitments. Schwab Bank had interest rate lock commitments on mortgage loans to be held for sale with principal balances totaling approximately $452 million and $131 million at December 31, 2008 and 2007, respectively. At both December 31, 2008 and 2007, the derivative asset and liability recorded by Schwab Bank for these interest rate lock commitments and the related forward sale commitments were not material.

15.	Fair Values of Assets and Liabilities

SFAS No. 157 defines fair value as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a hierarchy for disclosing assets and liabilities measured at fair value based on the inputs used to value them. The fair value hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are based on market pricing data obtained from sources independent of the Company. A quoted price in an active market provides the most reliable evidence of fair value and is generally used to measure fair value whenever available. Unobservable inputs reflect management’s judgment about the assumptions market participants would use in pricing the asset or liability. Where inputs used to measure fair value of an asset or liability are from different levels of the hierarchy, the asset or liability is categorized based on the lowest level input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input requires judgment. The fair value hierarchy includes three levels based on the objectivity of the inputs as follows:

•

Level 1 inputs are quoted prices in active markets as of the measurement date for identical assets or liabilities that the Company has the ability to access. This category includes active exchange-traded money market funds, mutual funds, and equity securities.

•

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. This category includes mortgage-backed securities, asset-backed securities, corporate debt securities, certificates of deposit, commercial paper, U.S. agency and municipal debt securities, U.S. Treasury securities, and derivative contracts.

•

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not have any financial assets or liabilities utilizing Level 3 inputs as of December 31, 2008.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Assets and Liabilities Recorded at Fair Value

The Company’s assets recorded at fair value include certain investments segregated and on deposit for regulatory purposes, other securities owned, and securities available for sale. The Company uses prices obtained from an independent third-party pricing service to measure the fair value of certain investment securities. The Company validates prices received from the pricing service using various methods including comparison to prices received from additional pricing services, comparison to quoted market prices, where available, comparison to internal valuation models, and review of other relevant market data including implied yields of major categories of securities. The Company does not adjust the prices received from the independent third-party pricing service unless such prices are inconsistent with SFAS No. 157 and result in a material difference in the recorded amounts. At December 31, 2008, the Company did not adjust prices received from the independent third-party pricing service. To measure the fair value of certificates of deposits and treasury securities included in investments segregated and on deposit for regulatory purposes, the Company uses discounted cash flow models that utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates. Liabilities recorded at fair value are not material.

The following table presents the Company’s fair value hierarchy as of December 31, 2008 for assets and liabilities measured at fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets
Investments segregated and on deposit for regulatory purposes	$—	$6,829	$—	$6,829
Other securities owned	578	48	—	626
Securities available for sale	—	14,446	—	14,446
Other assets (1)	—	11	—	11

Total assets at fair value	$578	$21,334	$—	$21,912

Liabilities
Accrued expenses and other liabilities (2)	$2	$3	$—	$5

(1)	Other assets recorded at fair value include derivative contracts.
(2)	Accrued expenses and other liabilities include securities sold, not yet purchased, and derivative contracts.

Fair Value of Assets and Liabilities Not Recorded at Fair Value

Descriptions of the valuation methodologies used to estimate the fair value of assets and liabilities not recorded at fair value, are as follows:

Cash and cash equivalents, receivables, deposits from banking clients, payables, and accrued expenses and other liabilities include cash and highly liquid investments, receivables and payables from/ to brokers, dealers and clearing organizations, receivables and payables from/ to brokerage clients, interest and non-interest bearing deposits from banking clients, and drafts, accounts, taxes, interest, and compensation payable. Assets and liabilities in these categories are short-term in nature and accordingly are recorded at amounts that approximate fair value.

Cash and investments segregated and on deposit for regulatory purposes include securities purchased under resale agreements. Securities purchased under resale agreements are recorded at par value plus accrued interest. Securities purchased under resale agreements are short-term in nature and are backed by collateral that both exceeds the carrying value of the resale agreement and is highly liquid in nature. Accordingly, the carrying value approximates fair value.

Securities held to maturity include asset-backed securities collateralized by credit card and student loans. Securities held to maturity are recorded at amortized cost. The fair value of these securities is obtained using an independent third-party pricing service, as discussed above.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Loans to banking clients primarily include adjustable-rate first-mortgage and HELOC loans. Loans to banking clients are recorded at carrying value net of an allowance for credit losses. The fair value of the Company’s loans to banking clients is estimated based on market prices for mortgage-backed securities collateralized by similar types of loans.

Loans held for sale include fixed rate first-mortgage and HELOC loans. Loans held for sale are recorded at the lower of cost or market value. The fair value of the Company’s loans held for sale is estimated using quoted market prices for securities backed by similar types of loans.

Long-term debt includes medium term notes, junior subordinated notes, and a finance lease obligation. The fair value of the Company’s long-term debt is estimated using indicative, non-binding quotes from independent brokers.

Firm commitments to extend credit: The Company extends credit to banking clients through HELOC commitments. The Company considers the fair value of unused HELOC commitments to be not material because the interest rate earned on HELOC outstanding balances is based on the Prime rate and resets monthly. Future utilization of HELOC commitments will earn a then current market interest rate. The Company does not charge a fee to maintain a HELOC.

The table below presents the Company’s fair value estimates as of December 31, 2008 and 2007 for financial instruments excluding short-term financial assets and liabilities, for which carrying amounts approximate fair value, and excluding financial instruments recorded at fair value.

	2008		2007
December 31,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Securities held to maturity	$243	$244	$—	$—
Loans to banking clients – net	$6,044	$5,389	$3,443	$3,422
Loans held for sale	$41	$42	$44	$45
Financial Liabilities:
Long-term debt	$883	$705	$899	$908

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, and as Noted)

16.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive (loss) income are as follows:

	2008			2007			2006
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Securities available for sale:
Net unrealized (loss) gain arising during the year	$(955)	$374	$(581)	$(29)	$12	$(17)	$9	$(2)	$7
Reclassification of realized losses to earnings	75	(29)	46	59	(25)	34	—	—	—

Net unrealized (loss) gain on securities available for sale	(880)	345	(535)	30	(13)	17	9	(2)	7

Net unrealized loss on cash flow hedging instruments	—	—	—	(6)	3	(3)	(9)	3	(6)
Minimum pension liability adjustment	—	—	—	9	(4)	5	—	—	—
Foreign currency translation adjustment	(1)	—	(1)	—	—	—	1	—	1

Other comprehensive (loss) income	$(881)	$345	$(536)	$33	$(14)	$19	$1	$1	$2

Accumulated other comprehensive loss balances were:

	Foreign currency translation adjustment	Net unrealized (loss) gain on securities available for sale	Net unrealized gain (loss) on cash flow hedging instruments	Minimum pension liability adjustment	Total accumulated other comprehensive loss
Balance at December 31, 2005	$—	$(42)	$9	$—	$(33)
Net change	1	7	(6)	—	2
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	(5)	(5)

Balance at December 31, 2006	1	(35)	3	(5)	(36)
Net change	—	17	(3)	5	19

Balance at December 31, 2007	1	(18)	—	—	(17)
Net change	(1)	(535)	—	—	(536)

Balance at December 31, 2008	$—	$(553)	$—	$—	$(553)

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

17.	Employee Incentive, Deferred Compensation, and Retirement Plans

A summary of the Company’s stock-based compensation expense and related income tax benefit is as follows:

	2008	2007	2006
Stock option expense	$28	$18	$16
Restricted stock expense	38	38	23
Employee stock purchase plan expense	3	2	—

Total stock-based compensation expense (1)	$69	$58	$39

Income tax benefit on stock-based compensation expense	$(27)	$(23)	$(15)

(1)	Total stock-based compensation expense including discontinued operations was $80 million and $52 million in 2007 and 2006, respectively.

The Company issues shares for stock options and restricted stock awards from treasury stock. At December 31, 2008, the Company was authorized to grant up to 32 million common shares under its existing stock incentive plans.

As of December 31, 2008, there was $143 million of total unrecognized compensation cost, net of forfeitures, related to outstanding stock option and restricted stock awards, which is expected to be recognized through 2013 with a remaining weighted-average period of 3.1 years.

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

The Company’s stock option activity (including options held by employees of discontinued operations) is summarized below:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	63	$17.30
Granted	8	$19.92
Exercised	(12)	$11.10
Forfeited	(1)	$21.04
Expired	(2)	$26.25

Outstanding at December 31, 2008	56	$18.48	4.13	$90

Vested and expected to vest at December 31, 2008	53	$18.35	3.94	$90

Vested and exercisable at December 31, 2008	40	$17.53	2.80	$90

The aggregate intrinsic value in the table above represents the difference between CSC’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Information on stock options granted and exercised during the years is presented below:

Year Ended December 31,	2008	2007	2006
Weighted-average fair value of options granted per share	$7.94	$7.06	$5.43
Cash received from options exercised	$131	$414	$252
Tax benefit realized on options exercised	$48	$97	$57
Aggregate intrinsic value of options exercised	$127	$244	$149

Management uses a binomial option pricing model to estimate the fair value of options granted. The binomial model takes into account the contractual term of the stock option, expected volatility, dividend yield, and risk-free interest rate. Expected volatility is based on the implied volatility of publicly-traded options on CSC’s stock. Dividend yield is based on the average historical CSC dividend yield. The risk-free interest rate is based on the yield of a U.S. Treasury zero-coupon issue with a remaining term equal to the contractual term of the option. Management uses historical option exercise data, which includes employee termination data to estimate the probability of future option exercises. Management uses the Black-Scholes model to solve for the expected life of options valued with the binomial model presented below. The assumptions used to value the Company’s options and their expected life were as follows:

	2008	2007	2006
Weighted-average expected dividend yield	.51%	.46%	.46%
Weighted-average expected volatility	44%	35%	29%
Weighted-average risk-free interest rate	3.9%	4.2%	4.7%
Expected life (in years)	2.7 – 5.0	2.8 – 7.2	2.5 – 5.8

Restricted Stock Plans

The Company’s stock incentive plans provide for granting restricted stock awards to employees, officers, and directors. Restricted stock awards are restricted from transfer or sale and generally vest annually over a three- to four-year period, but some vest based upon the Company achieving certain financial or other measures. The fair value of restricted stock awards is based on the market price of the Company’s stock on the date of grant and is generally amortized to restricted stock expense on a straight-line basis over the requisite service period. The total fair value of the restricted stock awards (including awards held by employees of discontinued operations in 2007 and 2006) that vested during each of the years 2008, 2007, and 2006 was $41 million, $96 million, and $55 million, respectively.

The Company’s restricted stock awards activity is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at December 31, 2007	5	$18.29
Granted	2	$19.66
Vested	(2)	$16.44
Forfeited	—	$—

Outstanding at December 31, 2008	5	$19.64

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (ESPP), eligible employees can purchase shares of CSC’s common stock using amounts withheld through payroll deductions subject to limitations. Payroll deductions are accumulated during six month offering periods that start each year on February 1st and August 1st. The purchase price for each share of common stock

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

is 85% of the fair market value of the shares on the last trading day of the offering period. At December 31, 2008, the Company had 49 million shares reserved for future issuance under the ESPP.

Long-term Incentive Plans

Eligible officers received LTIP units under the Company’s long-term incentive program. These awards are restricted from transfer or sale and generally vest annually over a three- to four-year performance period. The cash payout of the LTIP units, which may range from $0 to $4 per unit, are made following the end of the performance period based upon the Company achieving certain cumulative EPS levels. The last performance period on existing grants under this incentive program ended on December 31, 2008.

LTIP unit information (including units held by employees of discontinued operations) is as follows:

	2008	2007	2006
LTIP units outstanding at year end	33	72	117
LTIP unit compensation expense	$19	$88	$78
LTIP liability at year end	$90	$190	$140

Other Deferred Compensation Plans

The Company sponsors deferred compensation plans for eligible officers and non-employee directors. The Company’s deferred compensation plan for officers permits participants to defer the payment of certain cash compensation. The deferred compensation liability was $121 million and $155 million at December 31, 2008 and 2007, respectively. The Company’s deferred compensation plan for non-employee directors permits participants to defer receipt of all or a portion of their directors’ fees and to receive either a grant of stock options, or upon ceasing to serve as a director, the number of shares of CSC’s common stock that would have resulted from investing the deferred fee amount into CSC’s common stock.

Retirement Plan

Eligible employees of the Company who have met certain service requirements may participate in the Company’s qualified retirement plan, the SchwabPlan® Retirement Savings and Investment Plan. The Company may match certain employee contributions or make additional contributions to this plan at its discretion. The Company’s total contribution expense was $53 million in 2008, $52 million in 2007, and $47 million in 2006.

18.	Taxes on Income

Income tax expense on income from continuing operations is as follows:

	2008	2007	2006
Current:
Federal	$584	$441	$505
State	117	117	111

Total current	701	558	616

Deferred:
Federal	79	144	(25)
State	18	31	(6)

Total deferred	97	175	(31)

Taxes on income	$798	$733	$585

The excess tax benefits from the exercise of stock options and the vesting of restricted stock awards, which for accounting purposes are recorded in additional paid-in capital, were $50 million, $108 million, and $64 million in 2008, 2007, and 2006, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Income tax expense from discontinued operations was $18 million in 2008 and related to the determination of the final income tax gain on the sale of U.S. Trust. The net income tax expense from discontinued operations was $691 million in 2007 and included $763 million of income tax expense related to income from discontinued operations and the gain on sale of U.S. Trust and a $72 million income tax benefit related to the excess of the tax basis of U.S. Trust stock over book basis. The net income tax benefit from discontinued operations was $134 million in 2006 and included a $205 million income tax benefit related to the excess of the tax basis of U.S. Trust stock over the book basis.

The temporary differences that created deferred tax assets and liabilities are detailed below:

December 31,	2008	2007
Deferred tax assets:
Employee compensation, severance, and benefits	$97	$163
Facilities lease commitments	70	89
State and local taxes	30	39
Reserves and allowances	36	27
Unrealized loss on securities available for sale – net	357	12
Deferred income	3	7
Other	3	3

Total deferred tax assets	596	340

Deferred tax liabilities:
Capitalized internal-use software development costs	(52)	(53)
Depreciation and amortization	(21)	(15)
Deferred loan costs	(21)	(14)
Other	—	(4)

Total deferred tax liabilities	(94)	(86)

Deferred tax asset – net	$502	$254

The Company determined that no valuation allowance against deferred tax assets at December 31, 2008 and 2007 was necessary.

The effective income tax rate on income from continuing operations differs from the amount computed by applying the federal statutory income tax rate as follows:

	2008	2007	2006
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.4	5.3	4.6
Other	(0.1)	(0.7)	—

Effective income tax rate	39.3%	39.6%	39.6%

The effective income tax rate including discontinued operations was 40.2% in 2008, 37.2% in 2007, and 26.9% in 2006. The difference between the effective income tax rate on income from continuing operations and the effective income tax rate including discontinued operations was primarily due to the $18 million income tax expense in 2008, and the $72 million and $205 million income tax benefits in 2007 and 2006, respectively, discussed above.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The Company’s unrecognized tax benefits, which are included in accrued expenses and other liabilities, represent the difference between positions taken on tax return filings and the requirements under FIN No. 48 to consider potential tax settlement outcomes. Resolving these uncertain tax matters in the Company’s favor would reduce income tax expense from continuing operations by $8 million, net of federal tax benefit. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Balance at beginning of year	$7	$20
Additions based on tax provisions related to the current year	—	—
Additions for tax positions of prior years	8	3
Reductions for tax positions of prior years (1)	(2)	(16)
Settlements	(1)	—

Balance at end of year	$12	$7

(1)	Amount in 2007 relates to the sale of U.S. Trust.

The Company recognizes interest and penalties related to unrecognized tax benefits in taxes on income. Interest charges for the year ended December 31, 2008 and 2007 were not material. At December 31, 2008 and 2007, the Company had a liability for estimated interest on the unrecognized tax benefits of $3 million and $3 million, respectively.

CSC and its subsidiaries file income tax returns in the federal jurisdiction, as well as most state and applicable local jurisdictions and are subject to routine examinations by the respective taxing authorities. Federal return audits have been completed through 2005.

19.	Earnings Per Share

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

	2008	2007	2006
Net income	$1,212	$2,407	$1,227

Weighted-average common shares outstanding — basic	1,148	1,208	1,270
Common stock equivalent shares related to stock incentive plans	9	14	16

Weighted-average common shares outstanding — diluted (1)	1,157	1,222	1,286

Basic EPS:
Income from continuing operations	$1.07	$.93	$.70
(Loss) income from discontinued operations, net of tax	$(.01)	$1.06	$.27
Net income	$1.06	$1.99	$.97

Diluted EPS:
Income from continuing operations	$1.06	$.92	$.69
(Loss) income from discontinued operations, net of tax	$(.01)	$1.05	$.26
Net income	$1.05	$1.97	$.95

(1)

Total antidilutive stock options and restricted stock awards excluded from the calculation of diluted earnings per share were 33 million, 39 million, and 35 million shares for the years ended December 31, 2008, 2007, and 2006, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

20.	Regulatory Requirements

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution subsidiary, is a federal savings bank. CSC and Schwab Bank are both subject to supervision and regulation by the Office of Thrift Supervision (OTS). As a savings and loan holding company, CSC is not subject to specific statutory capital requirements. However, CSC is required to maintain capital that is sufficient to support the holding company and its subsidiaries’ business activities, and the risks inherent in those activities.

Schwab Bank is subject to regulation and supervision and to various requirements and restrictions under federal and state laws, including regulatory capital guidelines. Among other things, these requirements govern transactions with CSC and its non-depository institution subsidiaries, including loans and other extensions of credit, investments or asset purchases, dividends and investments. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the Federal Deposit Insurance Act, Schwab Bank could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. Schwab Bank is required to maintain a capital level that at least equals minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. At December 31, 2008, CSC and Schwab Bank met all the above requirements.

The regulatory capital and ratios for Schwab Bank are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$1,650	15.3%	$432	4.0%	$647	6.0%
Total Capital	$1,671	15.5%	$863	8.0%	$1,079	10.0%
Leverage	$1,650	6.4%	$1,037	4.0%	$1,296	5.0%
Tangible Equity	$1,650	6.4%	$518	2.0%	N/A

December 31, 2007
Tier 1 Capital	$861	12.9%	$268	4.0%	$402	6.0%
Total Capital	$869	13.0%	$535	8.0%	$669	10.0%
Leverage	$861	5.8%	$591	4.0%	$739	5.0%
Tangible Equity	$861	5.8%	$296	2.0%	N/A

N/A Not applicable.

Based on its regulatory capital ratios at December 31, 2008 and 2007, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events that management believes have changed Schwab Bank’s well-capitalized status.

The Board of Governors of the Federal Reserve System requires Schwab Bank to maintain reserve balances at the Federal Reserve Bank based on certain deposit levels. Schwab Bank’s average reserve requirement was $284 million in 2008 and $68 million in 2007.

Schwab is subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule). Schwab computes net capital under the alternative method permitted by the Uniform Net Capital Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. At December 31, 2008, 2% of aggregate debits was $156 million, which exceeded the minimum dollar requirement for Schwab of $250,000. At December 31, 2008, Schwab’s net capital was $1.2 billion (16% of aggregate debit balances), which was $1.1 billion in excess of its minimum required net capital and $840 million in excess of 5% of aggregate debit balances. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

Schwab is also subject to Rule 15c3-3 under the Securities Exchange Act of 1934, which requires Schwab to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of clients. In accordance with Rule 15c3-3, Schwab had portions of its cash and investments segregated for the exclusive benefit of clients at December 31, 2008. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit, whereas cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2008 and 2007 were $14.5 billion and $10.2 billion respectively. On January 5, 2009 and January 3, 2008, the Company deposited a net amount of $216 million and $1.7 billion, respectively, into its segregated reserve bank accounts.

21.	Segment Information

Operating segments are defined as components of a company in which separate financial information is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company structures its operating segments according to its various types of clients and the services provided to those clients. The Company’s three reportable segments are Investor Services (formerly called Schwab Investor Services), Advisor Services (formerly called Schwab Institutional® ), and Corporate and Retirement Services (formerly called Schwab Corporate and Retirement Services).

The Investor Services segment includes the Company’s retail brokerage and banking operations. The Advisor Services segment provides custodial, trading, and support services to independent investment advisors. The Corporate and Retirement Services segment provides retirement plan services, plan administrator services, stock plan services, and mutual fund clearing services and supports the availability of Schwab proprietary mutual funds on third-party platforms.

The accounting policies of the segments are the same as those described in note “2 – Summary of Significant Accounting Policies.” Financial information for the Company’s reportable segments is presented in the following table. For the computation of its segment information, the Company utilizes an activity-based costing model to allocate traditional income statement line item expenses (e.g., compensation and benefits, depreciation, and professional services) to the business activities driving segment expenses (e.g., client service, opening new accounts, or business development) and a funds transfer pricing methodology to allocate certain revenues.

The Company evaluates the performance of its segments on a pre-tax basis excluding items such as restructuring charges, impairment charges on non-financial assets, discontinued operations, and extraordinary items. Assets are not disclosed because the balances are not used for evaluating segment performance and deciding how to allocate resources to segments. However, capital expenditures are used in resource allocation and are therefore disclosed. There are no revenues from transactions with other segments within the Company. Capital expenditures are reported gross, as opposed to net of proceeds from the sale of fixed assets.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Financial information for the Company’s reportable segments is presented in the following table:

Year Ended December 31,	2008	2007	2006
Net revenues:
Investor Services	$ 3,385	$ 3,352	$ 2,940
Advisor Services	1,250	1,121	966
Corporate & Retirement Services	504	506	373
Unallocated and other	11	15	30

Total net revenues	$ 5,150	$ 4,994	$ 4,309

Net interest revenue:
Investor Services	$ 1,383	$ 1,337	$ 1,179
Advisor Services	207	229	204
Corporate & Retirement Services	74	86	60
Unallocated and other	1	(5)	(9)

Total net interest revenue	$ 1,665	$ 1,647	$ 1,434

Income from continuing operations before taxes on income:
Investor Services	$ 1,278	$ 1,237	$ 958
Advisor Services	638	482	404
Corporate & Retirement Services	115	139	105
Unallocated and other	(3)	(5)	9

Income from continuing operations before taxes on income:	2,028	1,853	1,476
Taxes on income	(798)	(733)	(585)
(Loss) income from discontinued operations, net of tax	(18)	1,287	336

Net Income	$ 1,212	$ 2,407	$ 1,227

Capital expenditures:
Investor Services	$ 125	$ 111	$ 82
Advisor Services	48	43	25
Corporate & Retirement Services	22	11	15
Unallocated and other	1	3	—

Total capital expenditures	$ 196	$ 168	$ 122

Depreciation and amortization:
Investor Services	$ 100	$ 98	$ 117
Advisor Services	36	25	26
Corporate & Retirement Services	16	15	10
Unallocated and other	—	18	4

Total depreciation and amortization	$ 152	$ 156	$ 157

Fees received from Schwab’s proprietary mutual funds represented approximately 24% of the Company’s consolidated net revenues in 2008, 23% in 2007, and 22% in 2006. Except for Schwab’s proprietary mutual funds, which are considered a single client for purposes of this computation, no single client accounted for more than 10% of the Company’s consolidated net revenues in 2008, 2007, or 2006. Substantially all of the Company’s revenues and assets are generated or located in the U.S. The percentage of Schwab’s total client accounts located in California was approximately 24%, 24%, and 25% at December 31, 2008, 2007, and 2006, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Net revenues categorized by similar products and services are shown in the following table:

Year Ended December 31,	2008	2007	2006
Mutual fund service fees	$1,917	$1,892	$1,563
Investment management and trust fees	340	378	310
Other asset management and administration fees	98	88	72
Interest revenue:
Cash and cash equivalents	129	223	125
Cash and investments segregated	280	511	602
Receivables from brokers, dealers and clearing organizations	8	27	25
Receivables from brokerage clients	612	859	837
Securities available for sale	517	399	319
Securities held to maturity	1	—	—
Loans to banking clients	227	169	128
Other	134	82	77
Interest expense	(243)	(623)	(679)
Commissions	915	755	703
Principal transactions	165	105	82
Other	50	129	145

Total net revenues	$5,150	$4,994	$4,309

The carrying amount of goodwill is allocated to the Company’s reportable segments for purposes of testing goodwill for impairment as presented in the following table:

December 31,	2008	2007
Investor Services	$416	$416
Advisor Services	3	—
Corporate and Retirement Services	109	109

Total goodwill	$528	$525

22.	Capital Restructuring

In 2007, CSC completed a capital restructuring that returned approximately $3.3 billion in capital to stockholders to create a more efficient and cost-effective capital structure. The capital restructuring included the following components:

•	CSC paid a special cash dividend of $1.00 per common share, which returned $1.2 billion to stockholders. The special dividend was paid on August 24, 2007 to stockholders of record on July 24, 2007.

•

CSC repurchased 84 million shares of its common stock through a modified “Dutch Auction” tender offer in August 2007. The tender offer period closed on July 31, 2007 and CSC accepted for purchase 84 million shares of its common stock, at a purchase price of $20.50 per share, for a total purchase price of $1.7 billion.

•

CSC executed a separate Stock Purchase Agreement with Chairman and former CEO Charles R. Schwab, CSC’s largest stockholder, and with certain additional stockholders whose shares Mr. Schwab was deemed to beneficially own. Under the Stock Purchase Agreement, Mr. Schwab and the other stockholders who are parties to the agreement did not participate in the tender offer, but instead, sold, and CSC purchased, 18 million shares, at a purchase price ($20.50 per share), which is the same as was determined and paid in the tender offer, for a total purchase price of $369 million. The number of shares repurchased resulted in Mr. Schwab maintaining the same beneficial ownership percentage in CSC’s outstanding common stock that he had prior to the tender offer and sale of shares pursuant to the Stock Purchase Agreement (approximately 18 percent, which does not take into consideration Mr. Schwab’s outstanding options to acquire stock). The shares under this agreement were repurchased on August 15, 2007.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

•

CSC issued $250 million of 6.375% Senior Medium-Term Notes due in 2017 in September 2007 and $300 million of junior subordinated notes in October 2007. See note “12 – Borrowings” for further discussion of the issuance of the junior subordinated notes.

23.	Business Acquisition

On March 31, 2007, the Company completed its acquisition of The 401(k) Company, which offers retirement plan services, for $115 million in cash. The acquisition enhanced the Company’s ability to meet the needs of retirement plans of all sizes, as well as provided the opportunity to capture rollover accounts from individuals participating in retirement plans served by The 401(k) Company and to cross-sell the Company’s other investment and banking services to plan participants. The Company’s consolidated financial statements include The 401(k) Company as a wholly-owned subsidiary of CSC from March 31, 2007. Pro-forma financial information for The 401(k) Company is not presented as it is not material to the Company’s consolidated financial statements. As a result of a purchase price allocation, the Company recorded goodwill of $106 million and intangible assets of $8 million, both of which are deductible for tax purposes over a period of 15 years. The intangible assets, which relate to customer relationships, are being amortized on a straight-line basis over 16 years. The goodwill was allocated to the Corporate and Retirement Services segment.

24.	Discontinued Operations

On July 1, 2007, the Company completed the sale of all of the outstanding common stock of U.S. Trust for $3.3 billion in cash. The components of (loss) income from discontinued operations related to U.S. Trust are as follows:

	2008	2007	2006
Net revenues	$—	$446	$892

Income from discontinued operations, before taxes (1)	$—	$116	$197
Gain on sale of U.S. Trust, before taxes	—	1,862	—
Tax (expense) benefit on income	(18)	(691)	136

(Loss) income from discontinued operations, net of tax (1)	$(18)	$1,287	$333

(1)	Includes $6 million pre-tax, or $4 million after tax, of transaction-related costs recorded in 2006.

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

In May 2007, Schwab terminated an arrangement with U.S. Trust by which the excess cash held in certain Schwab brokerage client accounts was swept into a money market deposit account at U.S. Trust. Schwab moved all of these balances to a similar existing arrangement with Schwab Bank. The interest expense related to these client deposit balances maintained at U.S. Trust is included in interest expense from continuing operations on the Company’s consolidated statements of income for 2007 and 2006. This interest expense was $4 million and $11 million for 2007 and 2006, respectively. The corresponding interest revenue on the invested cash balances related to these deposits is included in interest revenue from continuing operations on the Company’s consolidated statements of income for 2007 and 2006. This interest revenue was $14 million and $38 million

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

for 2007 and 2006, respectively. The interest revenue amount was calculated using the Company’s funds transfer pricing methodology.

25.	Restructuring Reserve

A summary of the activity in the facilities restructuring reserve related to the Company’s past restructuring initiatives, as well as certain restructuring-related obligations, is as follows:

December 31,	2008	2007	2006
Balance at beginning of year	$77	$112	$151
Restructuring credit	(3)	(5)	(3)
Cash payments – net	(21)	(34)	(41)
Other	2	4	5

Balance at end of year (1)	$55	$77	$112

(1)

As of December 31, 2008, the Company expects to substantially utilize the remaining facilities restructuring reserve through cash payments for the net lease expense over the respective lease terms through 2017.

All restructuring reserve liabilities are included in accrued expenses and other liabilities.

The actual costs of these restructuring initiatives could differ from the estimated costs, depending primarily on the Company’s sublease activities at the properties.

26.	The Charles Schwab Corporation – Parent Company Only Financial Statements

Condensed Statements of Income

Year ended December 31,	2008	2007	2006
Interest revenue	$27	$68	$44
Interest expense	(54)	(34)	(31)

Net interest revenue	(27)	34	13
Other revenues	9	13	21
Other expenses	7	(20)	(16)

(Loss) income before income tax benefit (expense) and equity in earnings of subsidiaries	(11)	27	18
Income tax benefit (expense)	2	(9)	(8)

(Loss) income from continuing operations before equity in earnings of subsidiaries	(9)	18	10
Equity in earnings of subsidiaries:
Equity in undistributed earnings of subsidiaries	251	548	48
Dividends from banking subsidiary	—	65	—
Dividends from non-banking subsidiaries	988	489	833

Income from continuing operations	1,230	1,120	891
Equity in undistributed earnings of subsidiaries – discontinued operations	—	32	107
Dividends from discontinued operation	—	40	25
Tax (expense) benefit from discontinued operations	(18)	(657)	206
Income (loss) from discontinued operations	—	1,872	(2)

Net Income	$1,212	$2,407	$1,227

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Condensed Balance Sheets

December 31,	2008	2007
Assets
Cash and cash equivalents	$755	$827
Receivables from brokers, dealers, and clearing organizations	34	—
Receivables from subsidiaries	81	70
Other securities owned – at fair value	109	92
Loans to non-banking subsidiaries	373	220
Investment in non-banking subsidiaries	2,437	2,637
Investment in banking subsidiary	1,096	850
Equipment, office facilities, and property – net	6	5
Other assets	133	129

Total	$5,024	$4,830

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$178	$246
Payables to subsidiaries	19	74
Long-term debt	766	778

Total liabilities	963	1,098

Stockholders’ equity	4,061	3,732

Total	$5,024	$4,830

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Condensed Statements of Cash Flows

Year ended December 31,	2008	2007	2006
Cash Flows from Operating Activities
Net income	$1,212	$2,407	$1,227
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) from discontinued operations, net of tax	19	(1,215)	1
Equity in undistributed earnings of subsidiaries	(251)	(548)	(51)
Equity in undistributed earnings of subsidiaries – discontinued operations	—	(32)	(107)
Excess tax benefits from stock-based compensation	(50)	(108)	(64)
Provision for deferred income taxes	48	192	(192)
Other	2	(6)	(17)
Net change in:
Receivables from brokers, dealers, and clearing organizations	(34)	—	—
Other securities owned	(17)	—	—
Other assets	(52)	52	(10)
Accrued expenses and other liabilities	(85)	(647)	80

Net cash provided by operating activities	792	95	867

Cash Flows from Investing Activities
Due (to) from subsidiaries – net	(94)	122	54
Purchase of equipment, office facilities, and property	(2)	(5)	—
(Increase) decrease in investments in subsidiaries	(330)	14	22
Cash payments for business combinations and investments, net of cash received	—	(116)	(8)
Proceeds from sale of subsidiary	—	3,237	—

Net cash (used for) provided by investing activities	(426)	3,252	68

Cash Flows from Financing Activities
Issuance of long-term debt	—	549	—
Repayment of long-term debt	(15)	(38)	(68)
Excess tax benefits from stock-based compensation	50	108	64
Dividends paid	(253)	(1,500)	(173)
Purchase of treasury stock	(350)	(2,742)	(868)
Proceeds from stock options exercised and other	131	414	253
Other financing activities	(1)	(7)	—

Net cash used for financing activities	(438)	(3,216)	(792)

(Decrease) increase in Cash and Cash Equivalents	(72)	131	143
Cash and Cash Equivalents at Beginning of Year	827	696	553

Cash and Cash Equivalents at End of Year	$755	$827	$696

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

27.	Quarterly Financial Information (Unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year Ended December 31, 2008:
Net Revenues	$1,284	$1,251	$1,308	$1,307
Expenses Excluding Interest	$777	$752	$794	$799
Net Income	$308	$304	$295	$305
Weighted Average Common Shares – Diluted	1,158	1,158	1,154	1,159
Basic Earnings Per Share (1)	$.27	$.26	$.26	$.27
Diluted Earnings Per Share (1)	$.27	$.26	$.26	$.26
Dividends Declared Per Common Share	$.06	$.06	$.05	$.05
Range of Common Stock Price Per Share:
High	$24.37	$26.00	$22.78	$24.78
Low	$14.59	$18.78	$18.31	$18.04
Range of Price/Earnings Ratio (2):
High	23	25	11	12
Low	14	18	9	9

Year Ended December 31, 2007:
Net Revenues	$1,345	$1,291	$1,205	$1,153
Expenses Excluding Interest	$819	$779	$781	$762
Net Income	$308	$1,534	$292	$273
Weighted Average Common Shares – Diluted	1,167	1,201	1,257	1,266
Basic Earnings Per Share (1)	$.27	$1.29	$.24	$.22
Diluted Earnings Per Share (1)	$.26	$1.28	$.23	$.22
Dividends Declared Per Common Share	$.05	$1.05	$.05	$.05
Range of Common Stock Price Per Share:
High	$25.55	$22.48	$22.69	$20.35
Low	$21.60	$17.90	$18.55	$17.76
Range of Price/Earnings Ratio (2):
High	13	11	22	21
Low	11	9	18	18

(1)	Both basic and diluted earnings per share include (loss) income from discontinued operations.
(2)	Price/earnings ratio is computed by dividing the high and low market prices by diluted earnings per share for the preceding 12-month period ending on the last day of the quarter presented.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Charles Schwab Corporation:

We have audited the accompanying consolidated balance sheets of The Charles Schwab Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule of the Company on page F-2. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California

February 24, 2009

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

As of December 31, 2008, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

The Company’s internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the previous page.

THE CHARLES SCHWAB CORPORATION

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in “Item 8 – Financial Statements and Supplementary Data.”

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information relating to directors of CSC required to be furnished pursuant to this item is incorporated by reference from portions of the Company’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2009 (the Proxy Statement) under “The Board of Directors – Members of the Board of Directors,” “The Board of Directors – Corporate Governance Information,” “The Board of Directors – Director Nominations,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company’s Code of Conduct and Business Ethics, applicable to directors and all employees, including senior financial officers, is available on the Company’s website at www.aboutschwab.com/governance. If the Company makes any amendments to or grants any waivers from its Code of Conduct and Business Ethics which are required to be disclosed pursuant to the Securities Exchange Act of 1934, the Company will make such disclosures on this website.

THE CHARLES SCHWAB CORPORATION

Executive Officers of the Registrant

The following table provides certain information about each of the Company’s current executive officers.

Executive Officers of the Registrant

Name	Age	Title

Charles R. Schwab	71	Chairman

Walter W. Bettinger II	48	President and Chief Executive Officer

Jay L. Allen	52	Executive Vice President – Human Resources and Employee Services

Benjamin L. Brigeman	46	Executive Vice President – Investor Services

Carrie E. Dwyer	58	Executive Vice President, General Counsel and Corporate Secretary

Joseph R. Martinetto	46	Executive Vice President and Chief Financial Officer

James D. McCool	50	Executive Vice President – Institutional Services

Rebecca Saeger	53	Executive Vice President and Chief Marketing Officer

Mr. Schwab has been Chairman and a director of CSC since its incorporation in 1986. He also served as Chief Executive Officer of CSC from 1986 to 1997, and as Co-Chief Executive Officer from 1998 until 2003. He was re-appointed Chief Executive Officer in 2004 and served in that role until October 2008. Mr. Schwab is Chairman of Charles Schwab & Co., Inc., and Charles Schwab Bank, and a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust, and Schwab Annuity Portfolios, all registered investment companies.

Mr. Bettinger was named President and Chief Executive Officer of CSC and Schwab effective October 2008. Concurrent with this appointment, he was named to the Board of Directors of CSC. Mr. Bettinger also serves on the Board of Directors of Charles Schwab & Co., Inc. and Charles Schwab Bank, and as a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust and Schwab Annuity Portfolios, all registered investment companies. Prior to assuming his current role, he was most recently President and Chief Operating Officer of CSC. He served as Executive Vice President and President – Schwab Investor Services (formerly the Individual Investor Enterprise) of CSC and Schwab from 2005 to 2007. He served as Executive Vice President and Chief Operating Officer – Individual Investor Enterprise of CSC and Schwab from 2004 until 2005, and Executive Vice President and President – Corporate Services of Schwab from 2002 until 2004. Mr. Bettinger joined Schwab in 1995.

Mr. Allen has been Executive Vice President – Human Resources and Employee Services of CSC and Schwab since 2007. He served as Senior Vice President – Human Resources of Schwab Investor Services from 2004 to 2007. Mr. Allen joined Schwab in 2003 as Vice President – Human Resources of Schwab Investor Services. Before joining Schwab, Mr. Allen was Vice President – Human Resources and Administration for GE Consumer Finance – Japan, based in Tokyo.

Mr. Brigeman has been Executive Vice President – Investor Services of CSC and Schwab since 2007. Mr. Brigeman was Senior Vice President – Schwab Investor Services of Schwab from 2005 to 2007 and Senior Vice President – Schwab Retirement Plan Services of Schwab from 2000 to 2005. Mr. Brigeman joined Schwab in 1996.

THE CHARLES SCHWAB CORPORATION

Ms. Dwyer has been Executive Vice President, General Counsel and Corporate Secretary of CSC and Executive Vice President – Corporate Oversight of Schwab since 1996. Ms. Dwyer joined Schwab in 1996.

Mr. Martinetto has been Executive Vice President and Chief Financial Officer of CSC and Schwab since 2007. Mr. Martinetto served as Senior Vice President and Treasurer of CSC and Schwab from 2003 to 2007 and Senior Vice President – Individual Investor Finance of Schwab from 2002 to 2003. Mr. Martinetto joined Schwab in 1997.

Mr. McCool has been Executive Vice President – Institutional Services of CSC and Schwab since November 2008. Mr. McCool served as Executive Vice President – Schwab Corporate and Retirement Services of CSC from 2007 until November 2008 and of Schwab from 2006 until November 2008. Mr. McCool served as Senior Vice President – Corporate Services of Schwab from 2004 until 2006. Mr. McCool also served as President and Chief Executive Officer of The Charles Schwab Trust Company (the “Trust Company”) from 2005 until it merged into Charles Schwab Bank, effective January 1, 2008. Mr. McCool served as Senior Vice President – Plan Administrative Services of the Trust Company from 2004 until 2005, Chief Operating Officer of the Trust Company from 2003 until 2004, and Vice President – Development and Business Technology of the Trust Company from 2002 until 2003. Mr. McCool joined Schwab in 1995.

Ms. Saeger has been Executive Vice President and Chief Marketing Officer of CSC and Schwab since 2006. She served as Executive Vice President – Brand Management and Marketing Communications of CSC and Schwab from 2004 until 2006. Prior to joining Schwab, Ms. Saeger was Executive Vice President of Brand Marketing for Visa USA from 1997 to 2004.

Item 11.	Executive Compensation

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under “Compensation Information – Compensation Discussion and Analysis,” “Compensation Information – Executive Compensation Tables – 2008 Summary Compensation Table,” “Compensation Information – Executive Compensation Tables – 2008 Grants of Plan-Based Awards Table,” “Compensation Information – Executive Compensation Tables – Narrative to Summary Compensation and Grants of Plan-Based Awards Tables,” “Compensation Information – Executive Compensation Tables – 2008 Termination and Change in Control Benefits Table,” “Compensation Information – Executive Compensation Tables – Outstanding Equity Awards as of December 31, 2008,” “Compensation Information – Executive Compensation Tables – 2008 Option Exercises and Stock Vested Table,” “Compensation Information – Executive Compensation Tables – 2008 Nonqualified Deferred Compensation Table,” “Compensation Information – Director Compensation,” and “The Board of Directors – Compensation Committee Interlocks and Insider Participation.” In addition, the information from a portion of the Proxy Statement under “Compensation Information – Compensation Committee Report,” is incorporated by reference from the Proxy Statement and furnished on this Form 10-K, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

The information required to be furnished pursuant to this item is incorporated by reference from a portion of the Proxy Statement under “The Board of Directors – Auditor Selection and Fees.”

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

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders’ Equity

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedule

The financial statement schedule required to be furnished pursuant to this item is listed in the accompanying index appearing on page F-1.

(b)	Exhibits

The exhibits listed below are filed as part of this annual report on Form 10-K.

Exhibit Number	Exhibit

3.11	Fifth Restated Certificate of Incorporation, effective May 7, 2001, of the Registrant, filed as Exhibit 3.11 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.

3.13	Fourth Restated Bylaws, as amended on December 12, 2007, of the Registrant. Filed as Exhibit 3.13 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

4.2	Neither the Registrant nor its subsidiaries are parties to any instrument with respect to long-term debt for which securities authorized thereunder exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be provided to the SEC upon request.

10.4	Form of Release Agreement dated as of March 31, 1987 among BAC, Registrant, Schwab Holdings, Inc., Charles Schwab & Co., Inc. and former shareholders of Schwab Holdings, Inc.	(1)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.57	Registration Rights and Stock Restriction Agreement, dated as of March 31, 1987, between the Registrant and the holders of the Common Stock, filed as Exhibit 4.23 to Registrant’s Registration Statement No. 33-16192 on Form S-1 and incorporated herein by reference.

10.72	Restatement of Assignment and License, as amended January 25, 1988, among Charles Schwab & Co., Inc., Charles R. Schwab and the Registrant, filed as Exhibit 10.72 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.253	Employment Agreement dated as of March 31, 2003 between the Registrant and Charles R. Schwab (supersedes Exhibit 10.149), filed as Exhibit 10.253 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.	(4)

10.261	Purchase Agreement by and among The Charles Schwab Corporation, CS Capital Markets and Co., Schwab Associates and Co., UBS Securities LLC, and UBS Americas Inc., dated as of August 31, 2004, filed as Exhibit 10.261 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.	(3)

10.262	Equities Order Handling Agreement dated October 29, 2004 by and among UBS Securities LLC, Schwab Capital Markets L.P., Charles Schwab & Co., Inc., and The Charles Schwab Corporation, filed as Exhibit 10.262 to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.	(3)

10.267	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors Under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.267 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(4)

10.271	The Charles Schwab Corporation Directors’ Deferred Compensation Plan, as amended through December 8, 2004, filed as Exhibit 10.271 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(4)

10.272	The Charles Schwab Corporation Deferred Compensation Plan, as amended through December 8, 2004, filed as Exhibit 10.272 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.	(4)

10.284	The Charles Schwab Severance Pay Plan, as Amended and Restated Effective January 1, 2006, including Amendment Numbers 1 and 2, filed as Exhibit 10.284 to the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.	(4)

10.288	Stock Purchase Agreement by and between the Registrant and Bank of America Corporation, dated as of November 19, 2006 and incorporated herein by reference.

10.289	Form of Notice and Restricted Stock Agreement for Walter W. Bettinger under The Charles Schwab Corporation 2004 Stock Incentive Plan dated February 20, 2007, filed as Exhibit 10.289 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.	(4)

10.290	Summary of Non-Employee Director Compensation, filed as Exhibit 10.290 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.	(4)

10.294	Form of Notice and Restricted Stock Agreement for Joseph R. Martinetto under The Charles Schwab Corporation 2004 Stock Incentive Plan dated May 18, 2007, filed as Exhibit 10.294 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.	(4)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.295	Form of Notice and Nonqualified Stock Option Agreement for Joseph R. Martinetto under The Charles Schwab Corporation 2004 Stock Incentive Plan dated May 18, 2007, filed as Exhibit 10.295 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.	(4)

10.296	Stock Purchase Agreement dated July 2, 2007 by and among Charles R. Schwab, Helen O. Schwab, The Charles & Helen Schwab Living Trust, HOS Family Partners, LLC, 188 Partners, LP, and the Charles & Helen Schwab Foundation, and The Charles Schwab Corporation, filed as Exhibit 10.296 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.	(4)

10.297	Credit Agreement (364-Day Commitment) dated as of June 15, 2007 between the Registrant and the financial institutions listed therein, filed as Exhibit 10.297 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

10.298	Directed Employee Benefit Trust Agreement under the SchwabPlan Retirement Savings and Investment Plan dated August 17, 2007, filed as Exhibit 10.298 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.	(4)

10.299	Amendment to Credit Agreement (364-Day Commitment) dated as of June 15, 2007 between the Registrant and the financial institutions listed therein, dated August 3, 2007, filed as Exhibit 10.299 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.	(4)

10.300	The Charles Schwab Corporation Employee Stock Incentive Plan, as amended and restated as of December 12, 2007. Filed as Exhibit 10.300 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(4)

10.301	The Charles Schwab Corporation 1992 Stock Incentive Plan, as amended and restated as of December 12, 2007. Filed as Exhibit 10.301 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(4)

10.302	The Charles Schwab Corporation 2001 Stock Incentive Plan, as amended and restated as of December 12, 2007. Filed as Exhibit 10.302 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(4)

10.303	The Charles Schwab Corporation Long-Term Incentive Plan, as amended and restated as of December 12, 2007. Filed as Exhibit 10.303 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(4)

10.304	The Charles Schwab Corporation Deferred Compensation Plan II, as amended and restated as of December 12, 2007. Filed as Exhibit 10.304 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(4)

10.305	The Charles Schwab Corporation Directors’ Deferred Compensation Plan II, as amended and restated as of December 12, 2007. Filed as Exhibit 10.305 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(4)

10.306	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan. Filed as Exhibit 10.306 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(4)

10.307	Form of Notice and Restricted Stock Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan. Filed as Exhibit 10.307 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(4)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.308	The Charles Schwab Corporation Corporate Executive Bonus Plan, as amended and restated as of December 12, 2007. Filed as Exhibit 10.308 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(4)

10.309	Form of Notice and Premium-Priced Stock Option Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.309 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(4)

10.310	The Charles Schwab Corporation 2004 Stock Incentive Plan, as amended and restated as of December 12, 2007. Filed as Exhibit 10.310 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(4)

10.311	Form of Notice and Restricted Stock Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan. Filed as Exhibit 10.311 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(4)

10.312	Form of Notice and Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan. Filed as Exhibit 10.312 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(4)

10.313	Form of Notice and Performance-Based Restricted Stock Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan. Filed as Exhibit 10.313 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(4)

10.314	Employment Agreement dated as of March 13, 2008 between the Registrant and Charles R. Schwab (supersedes Exhibit 10.253), filed as Exhibit 10.314 to the Registrant’s Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.	(4)

10.315	Credit Agreement (364-Day Commitment) dated as of June 13, 2008 between the Registrant and the financial institutions listed therein (supersedes Exhibit 10.297), filed as Exhibit 10.315 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

10.316	From of Notice and Restricted Stock Agreement for Walter W. Bettinger under the Charles Schwab Corporation 2004 Stock Incentive Plan dated October 1, 2008, filed as Exhibit 10.316 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.	(4)

10.317	Form of Notice and Nonqualified Stock Option Agreement for Walter W. Bettinger under The Charles Schwab Corporation 2004 Stock Incentive Plan dated October 1, 2008, filed as Exhibit 10.317 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.	(4)

10.318	Form of Notice and Performance-Based Restricted Stock Agreement under the Charles Schwab Corporation 2004 Stock Incentive Plan (supersedes Exhibit 10.313).	(2,4)

10.319	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under the Charles Schwab Corporation 2004 Stock Incentive Plan (supersedes Exhibit 10.267).	(2,4)

10.320	The Charles Schwab Corporation Corporate Executive Bonus Plan, as amended and restated as of October 23, 2008 (supersedes Exhibit 10.308).	(2,4)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.321	The Charles Schwab Corporation Long Term Incentive Plan, as amended and restated as of October 23, 2008 (supersedes Exhibit 10.303).	(2,4)

10.322	The Charles Schwab Corporation Deferred Compensation Plan II, as amended and restated as of October 23, 2008 (supersedes Exhibit 10.304).	(2,4)

10.323	The Charles Schwab Corporation Directors’ Deferred Compensation Plan II, as amended and restated as of October 23, 2008 (supersedes Exhibit 10.305).	(2,4)

10.324	The Charles Schwab Severance Pay Plan, as amended and restated effective January 1, 2009 (supersedes Exhibit 10.284).	(2,4)

10.325	The Charles Schwab Severance Pay Plan, as amended and restated effective April 1, 2009	(2,4)

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

(1)	Incorporated by reference to the identically-numbered exhibit to Registrant’s Registration Statement No. 33-16192 on Form S-1, as amended and declared effective on September 22, 1987.
(2)	Furnished as an exhibit to this annual report on Form 10-K.
(3)	Confidential treatment has been granted for portions of this exhibit.
(4)	Management contract or compensatory plan.

THE CHARLES SCHWAB CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2009.

THE CHARLES SCHWAB CORPORATION
(Registrant)

BY:	/s/ Walter W. Bettinger II
Walter W. Bettinger II President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 24, 2009.

Signature / Title	Signature / Title

/s/ Walter W. Bettinger II	/s/ Joseph R. Martinetto
Walter W. Bettinger II,	Joseph R. Martinetto,
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ Charles R. Schwab	/s/ William F. Aldinger III
Charles R. Schwab, Chairman	William F. Aldinger III, Director

/s/ Nancy H. Bechtle	/s/ C. Preston Butcher
Nancy H. Bechtle, Director	C. Preston Butcher, Director

/s/ Donald G. Fisher	/s/ Frank C. Herringer
Donald G. Fisher, Director	Frank C. Herringer, Director

/s/ Stephen T. McLin	/s/ Paula A. Sneed
Stephen T. McLin, Director	Paula A. Sneed, Director

/s/ Roger O. Walther	/s/ Robert N. Wilson
Roger O. Walther, Director	Robert N. Wilson, Director

THE CHARLES SCHWAB CORPORATION

Index to Financial Statement Schedule

Page
Schedule II - Valuation and Qualifying Accounts	F-2

Supplemental Financial Data for Charles Schwab Bank (Unaudited)	F-3 – F-8

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the Company’s consolidated financial statements and notes in “Item 8 – Financial Statements and Supplementary Data.”

THE CHARLES SCHWAB CORPORATION

SCHEDULE II

Valuation and Qualifying Accounts

(in millions)

Description	Balance at Beginning of Year	Additions		Written off	Balance at End of Year
		Charged to Expense	Other(1)
For the year ended December 31, 2008:
Allowance for doubtful accounts of brokerage clients (2)	$1	$13	$1	$(11)	$4

For the year ended December 31, 2007:
Allowance for doubtful accounts of brokerage clients (2)	$2	$6	$1	$(8)	$1

For the year ended December 31, 2006:
Allowance for doubtful accounts of brokerage clients (2)	$2	$4	$—	$(4)	$2

(1)	Represents collections of previously written-off accounts.

(2)

Excludes banking-related valuation and qualifying accounts. See “Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 6. Loans to Banking Clients and Related Allowance for Credit Losses.”

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

The following supplemental financial data is presented in accordance with the Securities Exchange Act of 1934, Industry Guide 3 – Statistical Disclosure by Savings and Loan Holding Companies. The accompanying unaudited financial information represents Charles Schwab Bank (Schwab Bank), which is a subsidiary of The Charles Schwab Corporation. Schwab Bank is a federal savings bank which commenced operations in 2003.

1.	Three-year Net Interest Revenue and Average Balances

For the Year Ended December 31,	2008			2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Cash due from banks	$1,007	$11	1.13%	$66	$3	5.46%	$74	$4	5.35%
Short term investments	2,283	69	3.04%	1,862	99	5.32%	685	36	5.22%
Federal funds sold	657	15	2.34%	595	31	5.14%	412	21	5.04%
Resale agreements	—	—	—	—	—	—	209	6	2.70%
Securities available for sale (1)	11,772	517	4.39%	7,335	399	5.44%	6,125	319	5.21%
Securities held to maturity	22	1	5.86%	—	—	—	—	—	—
Loans to banking clients (2)	4,829	227	4.70%	2,786	169	6.07%	2,157	128	5.93%
Other interest-earning assets	95	6	5.70%	78	5	6.16%	63	2	5.33%

Total interest-earning assets	20,665	846	4.10%	12,722	706	5.55%	9,725	516	5.31%

Non-interest-earning assets	211			132			53

Total Assets	$20,876			$12,854			$9,778

Liabilities and Stockholder’s Equity:
Interest-bearing banking deposits	$19,203	104	0.54%	$12,046	238	1.98%	$9,135	200	2.19%

Total sources on which interest is paid	19,203	104	0.54%	12,046	238	1.98%	9,135	200	2.19%

Non-interest-bearing liabilities	779			134			104
Stockholder’s equity	894			674			539

Total Liabilities and Stockholder’s Equity	$20,876			$12,854			$9,778

Net interest revenue		742			468			316
Net free funds	$1,462			$676			$590

Provision for credit loss		(17)			(3)			(1)

		$725			$465			$315

Net yield on interest-earning assets			3.59%			3.68%			3.25%

(1)	Amounts have been calculated based on amortized cost.

(2)	Includes average principal balances of non-accrual loans.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

2.	Analysis of Change in Net Interest Revenue

An analysis of the year-to-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	2008 Compared to 2007 Increase (Decrease) Due to Change in:			2007 Compared to 2006 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest-earning assets:
Cash due from banks	$52	$(44)	$8	$—	$(1)	$(1)
Short term investments	22	(52)	(30)	61	2	63
Federal funds sold	3	(19)	(16)	9	1	10
Resale agreements	—	—	—	(6)	—	(6)
Securities available for sale (1)	241	(123)	118	63	17	80
Securities held to maturity	—	1	1	—	—	—
Loans to banking clients (2)	124	(66)	58	37	4	41
Other interest-earning assets	1	—	1	1	2	3

Total interest-earning assets	$443	$(303)	$140	$165	$25	$190

Interest-bearing sources of funds:
Interest-bearing banking deposits	$141	$(275)	$(134)	$64	$(26)	$38

Total sources on which interest is paid	$141	$(275)	$(134)	$64	$(26)	$38

Change in net interest revenue	$302	$(28)	$274	$101	$51	$152

Provision for credit loss			(14)			(2)

			$260			$150

Changes that are not due solely to volume or rate have been allocated to rate.

(1)	Amounts have been calculated based on amortized cost.

(2)	Includes average principal balances of non-accrual loans.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

3.	Securities Available for Sale and Securities Held to Maturity

The amortized cost, estimated fair value, and gross unrealized gains and losses on securities available for sale and securities held to maturity are as follows:

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency mortgage-backed securities	$8,203	$108	$82	$8,229
Non-agency mortgage-backed securities	3,085	—	862	2,223
Corporate debt securities	1,762	2	31	1,733
Certificates of deposit	925	—	3	922
Asset-backed securities	866	—	44	822
U.S. agency notes	515	2	—	517

Total securities available for sale	$15,356	$112	$1,022	$14,446

Securities held to maturity:
Asset-backed securities	$243	$1	$—	$244

Total securities held to maturity	$243	$1	$—	$244

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency mortgage-backed securities	$2,889	$25	$6	$2,908
Non-agency mortgage-backed securities	3,503	4	33	3,474
Corporate debt securities	804	1	21	784
Certificates of deposit	345	—	—	345
U.S. agency notes	15	—	—	15

Total securities available for sale	$7,556	$30	$60	$7,526

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency mortgage-backed securities	$1,920	$3	$9	$1,914
Non-agency mortgage-backed securities	3,115	2	19	3,098
Corporate debt securities	677	—	—	677
Certificates of deposit	50	—	—	50
U.S. agency notes	249	—	—	249

Total securities available for sale	$6,011	$5	$28	$5,988

There were no securities classified as held to maturity at December 31, 2007 or 2006.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

The maturities and related weighted-average yields of securities available for sale and securities held to maturity at December 31, 2008, are as follows:

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Securities available for sale:
U.S. agency mortgage-backed securities (1)	$—	$—	$239	$7,990	$8,229
Non-agency mortgage-backed securities (1)	—	—	44	2,179	2,223
Corporate debt securities	490	1,243	—	—	1,733
Certificates of deposit	774	148	—	—	922
Asset-backed securities	—	624	198	—	822
U.S. agency notes	316	201	—	—	517

Total fair value	$1,580	$2,216	$481	$10,169	$14,446
Total amortized cost	$1,598	$2,265	$487	$11,006	$15,356

Weighted-average yield (2)	2.51%	2.66%	3.56%	4.16%	3.74%

Securities held to maturity:
Asset-backed securities	$—	$217	$27	$—	$244

Total fair value	$—	$217	$27	$—	$244
Total amortized cost	$—	$216	$27	$—	$243

Weighted-average yield (2)	—	5.26%	3.80%	—	5.10%

(1)

Mortgage-backed securities have been allocated over maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because a certain portion of loans underlying these securities require scheduled principal payments and borrowers have the right to prepay obligations.

(2)	The weighted-average yield is computed using the amortized cost at December 31, 2008.

4.	Loans to Banking Clients and Related Allowance for Credit Losses

An analysis of the composition of the loan portfolio is as follows:

December 31,	2008	2007	2006	2005
Residential real estate mortgages	$3,195	$2,101	$1,127	$1,193
Home equity lines of credit	2,662	1,234	1,192	746
Secured personal loans	187	102	9	—
Other	18	13	10	10

Total	$6,062	$3,450	$2,338	$1,949

An analysis of nonperforming assets is as follows:
December 31,	2008	2007	2006	2005
Non-accrual loans	$8	$4	$1	$1
Average non-accrual loans	$6	$1	$—	$—

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

An analysis of the allowance for credit losses on the loan portfolio is as follows:

December 31,	2008	2007	2006	2005
Balance at beginning of year	$7	$4	$3	$2
Charge-offs	(4)	—	—	—
Recoveries	—	—	—	—
Provision for credit loss	17	3	1	1

Balance at end of year	$20	$7	$4	$3

The maturities of the loan portfolio at December 31, 2008, are as follows:
	Within 1 Year	1-5 Years	Over 5 Years	Total
Residential real estate mortgages (1)	$—	$—	$3,195	$3,195
Home equity lines of credit	—	187	2,475	2,662
Secured personal loans	—	187	—	187
Other	6	2	10	18

Total	$6	$376	$5,680	$6,062

(1)	Maturities are based upon the contractual terms of the loans.

The interest sensitivity of loans with contractual maturities in excess of one year at December 31, 2008, is as follows:

	1-5 Years	Over 5 Years	Total
Loans with predetermined interest rates	$2	$748	$750
Loans with floating or adjustable interest rates	374	4,932	5,306

Total	$376	$5,680	$6,056

5.	Summary of Credit Loss on Banking Loans Experience

December 31,	2008	2007	2006	2005
Average loans	$4,831	$2,786	$2,162	$1,163
Allowance to year end loans	.33%	.20%	.17%	.17%
Allowance to nonperforming loans	235%	173%	N/M	N/M
Nonperforming assets to average loans and real estate owned	.179%	.143%	.031%	.041%

N/M Not meaningful.

6.	Deposits from Banking Clients

	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
Analysis of average daily deposits:
Certificates of deposits of $100,000 or more	$—	—	$—	—	$—	—
Money market and other savings deposits	19,203	0.54%	12,047	1.98%	9,137	2.19%

Total deposits	$19,203		$12,047		$9,137

At December 31, 2008, the Company had one certificate of deposit of $100,000 or more, in the amount of $104,000, with a contractual maturity of three months or less.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

7.	Ratios

December 31,	2008	2007	2006	2005
Return on average stockholder’s equity	40.36%	34.31%	26.34%	14.23%
Return on average total assets	1.76%	1.83%	1.57%	1.08%
Average stockholder’s equity as a percentage of average total assets	4.35%	5.33%	5.96%	7.60%