Form 10-Q
period 2009-03-31
SCHWAB CHARLES CORP
filed 2009-05-07
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission File Number: 1-9700

THE CHARLES SCHWAB CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	94-3025021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Kearny Street, San Francisco, CA 94108

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (415) 636-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

1,159,332,160 shares of $.01 par value Common Stock

Outstanding on April 23, 2009

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2009

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net Revenues
Asset management and administration fees	$502	$613

Interest revenue	346	510
Interest expense	(40)	(91)

Net interest revenue	306	419

Trading revenue	259	246
Other	58	29

Total other-than-temporary impairment losses	(150)	—
Noncredit portion of loss recognized in other comprehensive income	136	—

Net impairment losses on securities	(14)	—

Total net revenues	1,111	1,307

Expenses Excluding Interest
Compensation and benefits	425	437
Professional services	60	84
Occupancy and equipment	81	74
Advertising and market development	58	76
Communications	53	52
Depreciation and amortization	42	38
Other	37	38

Total expenses excluding interest	756	799

Income before taxes on income	355	508
Taxes on income	(137)	(203)

Net Income	$218	$305

Weighted-Average Common Shares Outstanding — Diluted	1,156	1,159

Earnings Per Share — Basic	$.19	$.27
Earnings Per Share — Diluted	$.19	$.26

Dividends Declared Per Common Share	$.06	$.05

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$6,535	$5,442
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $7,554 at March 31, 2009 and $6,701 at December 31, 2008)	15,919	14,685
Receivables from brokers, dealers, and clearing organizations	803	759
Receivables from brokerage clients — net	6,346	7,129
Other securities owned — at fair value	426	626
Securities available for sale	15,443	14,446
Securities held to maturity (fair value — $733 at March 31, 2009 and $244 at December 31, 2008)	723	243
Loans to banking clients — net	6,288	6,044
Loans held for sale	208	41
Equipment, office facilities, and property — net	649	661
Goodwill	528	528
Other assets	1,030	1,071

Total assets	$54,898	$51,675

Liabilities and Stockholders’ Equity
Deposits from banking clients	$26,637	$23,841
Payables to brokers, dealers, and clearing organizations	1,159	1,100
Payables to brokerage clients	20,626	20,256
Accrued expenses and other liabilities	1,359	1,534
Long-term debt	816	883

Total liabilities	50,597	47,614

Stockholders’ equity:
Preferred stock — 9,940,000 shares authorized; $.01 par value per share; none issued	—	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,392,091,544 shares issued	14	14
Additional paid-in capital	2,234	2,214
Retained earnings	6,883	6,735
Treasury stock, at cost — 233,315,771 shares at March 31, 2009 and 234,991,565 shares at December 31, 2008	(4,330)	(4,349)
Accumulated other comprehensive loss	(500)	(553)

Total stockholders’ equity	4,301	4,061

Total liabilities and stockholders’ equity	$54,898	$51,675

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities
Net income	$218	$305
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization expense	42	38
Stock-based compensation expense	18	17
Other	(12)	(3)
Originations of loans held for sale	(994)	(548)
Proceeds from sales of loans held for sale	832	436
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	(1,234)	(2,271)
Other securities owned	200	113
Receivables from brokers, dealers, and clearing organizations	(39)	37
Receivables from brokerage clients	782	819
Other assets	34	35
Payables to brokers, dealers, and clearing organizations	109	717
Payables to brokerage clients	370	75
Accrued expenses and other liabilities	(167)	(92)

Net cash provided by (used for) operating activities	159	(322)

Cash Flows from Investing Activities
Purchases of securities available for sale	(2,147)	(2,743)
Principal payments on securities available for sale	1,176	376
Purchases of securities held to maturity	(484)	—
Principal payments on securities held to maturity	4	—
Net increase in loans to banking clients	(283)	(595)
Purchase of equipment, office facilities, and property	(32)	(48)
Other investing activities	(1)	(6)

Net cash used for investing activities	(1,767)	(3,016)

Cash Flows from Financing Activities
Net change in deposits from banking clients	2,796	1,738
Repayment of long-term debt	(39)	(1)
Dividends paid	(69)	(58)
Purchase of treasury stock	—	(350)
Proceeds from stock options exercised and other	12	21
Other financing activities	1	15

Net cash provided by financing activities	2,701	1,365

Increase (decrease) in Cash and Cash Equivalents	1,093	(1,973)
Cash and Cash Equivalents at Beginning of Period	5,442	6,764

Cash and Cash Equivalents at End of Period	$6,535	$4,791

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$29	$93
Income taxes	$55	$63

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

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

The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). All material intercompany balances and transactions have been eliminated. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (GAAP), which require management to make certain estimates and assumptions that affect the reported amounts in the accompanying financial statements. Certain estimates include other-than-temporary impairment of securities available for sale and securities held to maturity, the valuation of goodwill, the allowance for credit losses, and legal reserves. Actual results could differ from those estimates. These condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature. Certain prior-year amounts have been reclassified to conform to the 2009 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period.

2.	New Accounting Standards

Statement of Financial Accounting Standards No. 141R – Business Combinations (SFAS No. 141R), was effective beginning January 1, 2009. This statement generally requires an acquirer to recognize the assets acquired, the liabilities assumed, contingent purchase consideration, and any noncontrolling interest in the acquiree, at fair value on the date of acquisition. SFAS No. 141R also requires an acquirer to expense most transaction and restructuring costs as incurred, and not include such items in the cost of the acquired entity. SFAS No. 141R will apply to any business acquisition with an acquisition date on or after January 1, 2009.

SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements, was effective beginning January 1, 2009. This statement amends Accounting Research Bulletin No. 51 – Consolidated Financial Statements by establishing financial statement presentation and disclosure requirements for reporting noncontrolling ownership interests. SFAS No. 160 also establishes consistent accounting methods for changes in ownership interest and for the valuation of retained noncontrolling investments upon deconsolidation. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial position, results of operations, earnings per share (EPS), or cash flows.

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities, was effective beginning January 1, 2009. This statement amends the disclosure requirements of SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 does not require any new derivative or hedging measurements. The adoption of SFAS No. 161 did not have a material impact to the Company’s disclosures about derivative instruments and hedging activities.

FASB Staff Position (FSP) on Emerging Issues Task Force (EITF) Issue 03-6-1 (FSP EITF 03-6-1) – Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, was effective beginning January 1, 2009. This FSP requires the inclusion of unvested share-based payment awards with non-forfeitable rights to dividends or dividend equivalents as participating securities in the computation of EPS under the two-class method described in SFAS No. 128 – Earnings Per Share. This FSP requires retrospective adjustment to all prior-period EPS data presented. As a result of the adoption of FSP EITF 03-6-1, the Company does have participating securities in the form of unvested restricted

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

common shares related to the Company’s stock incentive plans. However, these participating securities do not have a material impact on the Company’s EPS data presented.

FSP on SFAS No. 115-2 and SFAS No. 124-2 (FSP SFAS 115-2 and 124-2) – Recognition and Presentation of Other-Than-Temporary Impairments, was issued in April 2009 and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for interim periods ending after March 15, 2009. This FSP modifies the requirements for recognizing impairment charges on other-than-temporarily impaired (OTTI) debt securities and expands the disclosures related to OTTI debt and equity securities. The Company adopted this FSP in the first quarter of 2009. See note “3 – Securities Available for Sale and Securities Held to Maturity,” for additional information and disclosures pursuant to FSP SFAS 115-2 and 124-2.

FSP on SFAS No. 157-4 (FSP SFAS 157-4) – Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly, was issued in April 2009 and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 – Fair Value Measurements (SFAS No. 157) when the volume and level of activity for an asset or liability have significantly decreased, including guidance on identifying circumstances that indicate a transaction is not orderly. This FSP also requires additional disclosures for instruments within the scope of SFAS No. 157. The Company adopted this FSP in the first quarter of 2009, and the adoption did not have a material impact on the Company’s financial position, results of operations, EPS or cash flows. See note “6 – Fair Values of Assets and Liabilities,” for disclosures pursuant to FSP SFAS 157-4.

FSP on SFAS 107-1 and Accounting Principles Board Opinion (APB) 28-1 – Interim Disclosures About Fair Value of Financial Instruments, was issued in April 2009 and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107 – Disclosures about Fair Value of Financial Instruments to interim periods and requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The Company adopted this FSP in the first quarter of 2009. See note “6 – Fair Values of Assets and Liabilities,” for disclosures pursuant to FSP SFAS 107-1 and APB 28-1.

3.	Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

March 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$8,522	$138	$60	$8,600
Non-agency residential mortgage-backed securities	2,918	—	874	2,044
Corporate debt securities	1,868	10	19	1,859
U.S. agency notes	998	3	1	1,000
Certificates of deposit	975	—	2	973
Asset-backed securities	981	1	15	967

Total securities available for sale	$16,262	$152	$971	$15,443

Securities held to maturity:
Asset-backed securities	$568	$11	$—	$579
Corporate debt securities	155	2	3	154

Total securities held to maturity	$723	$13	$3	$733

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$8,203	$108	$82	$8,229
Non-agency residential mortgage-backed securities	3,085	—	862	2,223
Corporate debt securities	1,762	2	31	1,733
U.S. agency notes	515	2	—	517
Certificates of deposit	925	—	3	922
Asset-backed securities	866	—	44	822

Total securities available for sale	$15,356	$112	$1,022	$14,446

Securities held to maturity:
Asset-backed securities	$243	$1	$—	$244

Total securities held to maturity	$243	$1	$—	$244

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
March 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency residential mortgage-backed securities	$1,911	$34	$1,229	$26	$3,140	$60
Non-agency residential mortgage-backed securities	87	28	1,957	846	2,044	874
Corporate debt securities	373	6	418	13	791	19
U.S. agency notes	200	1	—	—	200	1
Certificates of deposit	573	2	—	—	573	2
Asset-backed securities	852	15	—	—	852	15

Total	$3,996	$86	$3,604	$885	$7,600	$971

Securities held to maturity:
Corporate debt securities	$154	$3	$—	$—	$154	$3

Total	$154	$3	$—	$—	$154	$3

Total securities with unrealized losses (1)	$4,150	$89	$3,604	$885	$7,754	$974

(1)	The number of investment positions with unrealized losses totaled 338 for securities available for sale and 6 for securities held to maturity.

	Less than 12 months		12 months or longer		Total
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency residential mortgage-backed securities	$2,231	$63	$381	$19	$2,612	$82
Non-agency residential mortgage-backed securities	1,704	512	513	350	2,217	862
Corporate debt securities	477	11	436	20	913	31
Certificates of deposit	647	3	—	—	647	3
Asset-backed securities	822	44	—	—	822	44

Total securities with unrealized losses	$5,881	$633	$1,330	$389	$7,211	$1,022

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Management evaluates whether securities available for sale and securities held to maturity are OTTI on a quarterly basis. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security or if the Company will be required to sell such security prior to any anticipated recovery. If management determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and then-current fair value. A security is also OTTI if management does not expect to recover the amortized cost of the security. However, in this circumstance, if the Company does not intend to sell the security and will not be required to sell the security, the impairment recognized in earnings equals the estimated credit losses as measured by the difference between the present value of expected cash flows and the amortized cost of the security. Expected cash flows are discounted using the security’s effective interest rate.

The evaluation of whether the Company expects to recover the amortized cost of a security is a matter of judgment. The evaluation includes the assessment of several factors including: 1) the length of time and the extent to which the fair value has been less than amortized cost, 2) the financial condition of the issuer, if applicable, 3) the credit ratings of the issuer or security, 4) the credit characteristics of collateral underlying the security, including the credit default experience, delinquency rates, cumulative losses to date and the ratio of credit enhancement available under the terms of the security to expected losses, 5) failure of the issuer to make scheduled principal or interest payments and 6) other adverse conditions related to the issuer or security. Management utilizes cash flow models to estimate the expected cash flow from the securities in order to assess whether the Company expects to recover the amortized cost of a security. These cash flow models require management to estimate future principal prepayments, default rates, and default loss severities based on underlying collateral, and future housing price changes.

Unrealized losses in securities available for sale were $971 million as of March 31, 2009, and were concentrated in non-agency residential mortgage-backed securities. U.S. agency residential mortgage-backed securities do not have explicit credit ratings, however management considers these to be of the highest credit quality given the guarantee of principal and interest by the U.S. agencies. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Alt-A” (defined as loans with reduced documentation at origination). At March 31, 2009, the amortized cost and fair value of Alt-A mortgage-backed securities were $758 million and $384 million, respectively.

In the first quarter of 2009 certain Alt-A mortgage-backed securities experienced increases in delinquencies and foreclosures on underlying loans, and reductions in available credit enhancement used to absorb actual losses on underlying loans. As a result of this significant credit deterioration, management determined that it does not expect to recover all of the amortized cost of these securities and therefore determined that these securities were OTTI. Because the Company does not intend to sell these securities and will not be required to sell these securities, the Company recognized an impairment charge equal to the securities’ expected credit losses of $14 million in the first quarter of 2009. The expected credit losses were measured as the difference between the present value of expected cash flows and the amortized cost of the securities. The amortized cost and fair value of these securities at March 31, 2009, were $230 million and $94 million, respectively. As of March 31, 2009, the Company has not incurred an actual credit loss on any of its residential mortgage-backed securities. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional future impairment charges.

Corporate debt securities at March 31, 2009, included $983 million of securities issued by financial institutions and guaranteed under the Federal Deposit Insurance Corporation Temporary Liquidity Guarantee Program.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The maturities of securities available for sale and securities held to maturity at March 31, 2009, are as follows:

	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Total
Securities available for sale:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$225	$8,375	$8,600
Non-agency residential mortgage-backed securities (1)	—	—	40	2,004	2,044
Corporate debt securities	504	1,355	—	—	1,859
U.S. agency notes	301	699	—	—	1,000
Certificates of deposit	973	—	—	—	973
Asset-backed securities	—	767	200	—	967

Total fair value	$1,778	$2,821	$465	$10,379	$15,443
Total amortized cost	$1,789	$2,834	$462	$11,177	$16,262

Securities held to maturity:
Asset-backed securities	$—	$368	$211	$—	$579
Corporate debt securities	12	142	—	—	154

Total fair value	$12	$510	$211	$—	$733
Total amortized cost	$12	$500	$211	$—	$723

(1)

Mortgage-backed securities have been allocated over maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because a certain portion of loans underlying these securities require scheduled principal payments and borrowers have the right to prepay obligations.

There were no proceeds or gross realized gains or losses from the sale of securities available for sale in the first quarter of 2009 or 2008. OTTI charges recognized in earnings were $14 million in the first quarter of 2009. There were no impairment charges recognized in earnings in the first quarter of 2008. Realized gains and losses from sales of securities available for sale and impairment charges recognized in earnings are included in net impairment losses on securities.

The following table is a rollforward of the amount of credit losses recognized in earnings for OTTI securities held by the Company during the period for which a portion of the impairment was recognized in other comprehensive income:

Three Months Ended March 31, 2009
Balance at beginning of period	$—
Credit losses recognized into current quarter earnings on debt securities for which an other-than-temporary impairment was not previously recognized	14

Balance at end of period	$14

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

4.	Loans to Banking Clients and Related Allowance for Credit Losses

The composition of the loan portfolio is as follows:

	March 31, 2009	December 31, 2008
Residential real estate mortgages	$3,171	$3,195
Home equity lines of credit	2,926	2,662
Secured personal loans	199	187
Other	20	20

Total loans to banking clients	6,316	6,064
Allowance for credit losses	(28)	(20)

Total loans to banking clients – net	$6,288	$6,044

Included in the loan portfolio are nonaccrual loans totaling $14 million and $8 million at March 31, 2009 and December 31, 2008, respectively. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $16 million and $9 million at March 31, 2009 and December 31, 2008, respectively. There were no loans accruing interest that were contractually 90 days or more past due at March 31, 2009 or December 31, 2008. The amount of interest revenue that would have been earned on non-accrual loans, versus interest revenue recognized on these loans, was not material to the Company’s results of operations for the first quarters of 2009 and 2008.

Changes in the allowance for credit losses were as follows:

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$20	$7
Charge-offs	(1)	—
Recoveries	—	—
Provision for credit losses	9	2

Balance at end of period	$28	$9

5.	Commitments and Contingent Liabilities

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company satisfies the margin requirements by arranging standby letters of credit (LOCs) agreements, in favor of the clearing houses, which are issued by multiple banks. At March 31, 2009, the aggregate face amount of these LOCs totaled $445 million. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At March 31, 2009, the aggregate face amount of these LOCs totaled $63 million. There were no funds drawn under any of these LOCs at March 31, 2009.

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

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

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

The Company believes it has strong defenses in all significant matters currently pending and is contesting liability and the damages claimed. Nevertheless, some of these matters may result in adverse judgments or awards, including penalties, injunctions, or other relief, and the Company may also determine to settle a matter because of the uncertainty and risks of litigation. Based on current information and consultation with counsel, management believes that the resolution of matters currently pending will not have a material impact on the financial condition or cash flows of the Company, but could be material to the Company’s operating results for a particular future period, depending on results for that period. However, predicting the outcome of a matter is inherently difficult, particularly where claims are brought on behalf of various classes of claimants, claimants seek substantial or unspecified damages, or when investigations or legal proceedings are at an early stage, and in many cases, including those matters described below, it is not possible to determine whether a loss will be incurred or to estimate the range of that loss until the matter is closer to resolution.

YieldPlus Fund Litigation: The Company is the subject of nine purported class action lawsuits filed between March and May 2008 on behalf of investors in the Schwab YieldPlus Fund® alleging violations of state law and federal securities law in connection with the fund’s investment policy, disclosures and fund marketing. Allegations include changes to the investment policy of the fund regarding limits on positions in mortgage-backed securities without obtaining a shareholder vote; inadequate disclosure of the risks associated with fund investments in mortgage-backed securities; inaccurate reporting of the fund’s weighted average duration; and failure to disclose redemptions of positions in YieldPlus by other Schwab investment funds. Defendants named in one or more of the lawsuits include the Company, Schwab, CSIM, the fund itself, Schwab Investments (registrant and issuer of the fund’s shares), Charles R. Schwab, Randall W. Merk (current president of the fund), and current and former trustees and officers of the fund and/or Schwab. Claimants seek unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, and costs and attorneys fees. On July 3, 2008, the U.S. District Court for the Northern District of California consolidated all nine lawsuits into a single action for purposes of pre-trial proceedings and appointed a group of fund investors as lead plaintiff. On October 2, 2008, plaintiffs filed a consolidated amended complaint which seeks certification of two separate classes of plaintiffs for the federal and state law claims. On February 4, 2009, the court denied defendants’ motion to dismiss plaintiffs’ federal law and certain state law claims, dismissed certain state law claims without prejudice, and lifted a stay on discovery. On February 26, 2009, plaintiffs filed for permission to amend those state law claims previously dismissed, and defendants filed an opposition on March 12, 2009. At this time the Company is unable to estimate whether it will incur a liability or the range of any such liability in these lawsuits; any liability could exceed the limits of applicable insurance policies.

Total Bond Market Fund Litigation: On August 28, 2008, a class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of investors in the Schwab Total Bond Market Fund™. The lawsuit, which alleges violations of state law and federal securities law in connection with the fund’s investment policy, names the fund, Schwab Investments (registrant and issuer of the fund’s shares), Schwab, and CSIM as defendants. Allegations include that the fund improperly deviated from its stated investment objectives by investing in collateralized mortgage obligations (CMOs) and investing more than 25% of fund assets in CMOs and mortgage-backed securities without obtaining a shareholder vote. Claimants seek unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, and costs and attorneys fees. On February 19, 2009, the court denied defendants’ motion to dismiss plaintiffs’ federal securities law claim, and dismissed certain state law claims with leave to amend. On April 27, 2009, the court issued a stay of proceedings while defendants seek an appeal of the court’s February 19, 2009 decision refusing to dismiss plaintiffs’ federal securities law claim.

SoundView Litigation: As part of the sale of Schwab Capital Markets L.P. and all of the outstanding capital stock of SoundView Technology Group, Inc. (SoundView), (collectively referred to as Schwab Soundview Capital Markets, or SSCM), to UBS Securities LLC and UBS Americas Inc. (collectively referred to as UBS), the Company agreed to indemnify UBS for certain litigation. SoundView and certain of its subsidiaries are among the numerous financial institutions named as defendants in multiple purported securities class actions filed in the United States District Court for the Southern District of New York (the IPO Allocation Litigation) between June and December 2001. The IPO Allocation Litigation was brought on behalf of persons who either directly or in the aftermarket purchased IPO securities between March 1997 and

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

December 2000. The plaintiffs allege that SoundView entities and the other underwriters named as defendants required customers receiving allocations of IPO shares to pay excessive and undisclosed commissions on unrelated trades and to purchase shares in the aftermarket at prices higher than the IPO price, in violation of the federal securities laws. SoundView entities have been named in 31 of the actions, each involving a different company’s IPO, and had underwriting commitments in approximately 90 other IPOs that are the subject of lawsuits. SoundView entities have not been named as defendants in these cases, although the lead underwriters in those IPOs have asserted that depending on the outcome of the cases, SoundView entities may have indemnification or contribution obligations based on underwriting commitments in the IPOs. The parties, with the assent of the District Court, selected 17 cases as focus cases for the purpose of case-specific discovery, and on October 13, 2004, the District Court allowed six of the focus cases to proceed as class actions. Defendants appealed that decision to the United States Court of Appeals for the Second Circuit, which issued an order on December 5, 2006, reversing the District Court’s decision to allow the six focus cases to proceed as class actions. On April 6, 2007, the Court of Appeals denied the plaintiffs’ request for rehearing. In August and September 2007, plaintiffs filed amended class action complaints and renewed motions for class certification, which again seek approval for the cases to proceed as class actions. On March 26, 2008, the District Court denied defendants’ motion to dismiss the amended class action complaints, except with respect to certain claims of a limited number of plaintiffs who sold securities at prices in excess of the initial offering price or who purchased securities outside the class period. On April 2, 2009, plaintiffs filed for preliminary court approval of a global settlement reached with lead underwriters. The Company’s liability in connection with contribution amounts for SoundView entities under the proposed settlement would not be material.

6.	Fair Values of Assets and Liabilities

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

•

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates, benchmark yields, issuer spreads, new issue data, and collateral performance. This category includes residential mortgage-backed securities, asset-backed securities, corporate debt securities, certificates of deposit, commercial paper, U.S. agency and municipal debt securities, U.S. Treasury securities, and derivative contracts.

•

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not have any financial assets or liabilities utilizing Level 3 inputs as of March 31, 2009 or December 31, 2008.

Assets and Liabilities Recorded at Fair Value

The Company’s assets recorded at fair value include certain investments segregated and on deposit for regulatory purposes, other securities owned, and securities available for sale. The Company uses prices obtained from an independent third-party pricing service to measure the fair value of certain investment securities. The Company validates prices received from the

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

pricing service using various methods including comparison to prices received from additional pricing services, comparison to quoted market prices, where available, comparison to internal valuation models, and review of other relevant market data including implied yields of major categories of securities. The Company does not adjust the prices received from the independent third-party pricing service unless such prices are inconsistent with SFAS No. 157 and result in a material difference in the recorded amounts. At March 31, 2009 and December 31, 2008, the Company did not adjust prices received from the independent third-party pricing service. Liabilities recorded at fair value are not material.

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value:

March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets
Investments segregated and on deposit for regulatory purposes
Certificates of deposit	$—	$3,429	$—	$3,429
Corporate debt securities	—	1,737	—	1,737
U.S. Government securities	—	1,144	—	1,144

Total investments segregated and on deposit for regulatory purposes	—	6,310	—	6,310
Other securities owned
Schwab Funds® money market funds	264	—	—	264
Equity and bond mutual funds	95	—	—	95
State and municipal debt obligations	—	50	—	50
Equity, U.S. Government and corporate debt, and other securities	2	15	—	17

Total other securities owned	361	65	—	426
Securities available for sale
U.S. agency residential mortgage-backed securities	—	8,600	—	8,600
Non-agency residential mortgage-backed securities	—	2,044	—	2,044
Corporate debt securities	—	1,859	—	1,859
U.S. agency notes	—	1,000	—	1,000
Certificates of deposit	—	973	—	973
Asset-backed securities	—	967	—	967

Total securities available for sale	—	15,443	—	15,443
Other assets (1)	—	10	—	10

Total assets at fair value	$361	$21,828	$—	$22,189

Liabilities
Accrued expenses and other liabilities (2)	$1	$8	$—	$9

(1)	Other assets recorded at fair value include derivative contracts.
(2)	Accrued expenses and other liabilities include securities sold, not yet purchased, and derivative contracts.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets
Investments segregated and on deposit for regulatory purposes
Certificates of deposit	$—	$3,888	$—	$3,888
Corporate debt securities	—	1,501	—	1,501
U.S. Government securities	—	1,190	—	1,190
Commercial paper	—	250	—	250

Total investments segregated and on deposit for regulatory purposes	—	6,829	—	6,829
Other securities owned
Schwab Funds® money market funds	440	—	—	440
Equity and bond mutual funds	135	—	—	135
State and municipal debt obligations	—	37	—	37
Equity, U.S. Government and corporate debt, and other securities	3	11	—	14

Total other securities owned	578	48	—	626
Securities available for sale
U.S. agency residential mortgage-backed securities	—	8,229	—	8,229
Non-agency residential mortgage-backed securities	—	2,223	—	2,223
Corporate debt securities	—	1,733	—	1,733
U.S. agency notes	—	517	—	517
Certificates of deposit	—	922	—	922
Asset-backed securities	—	822	—	822

Total securities available for sale	—	14,446	—	14,446
Other assets (1)	—	11	—	11

Total assets at fair value	$578	$21,334	$—	$21,912

Liabilities
Accrued expenses and other liabilities (2)	$2	$3	$—	$5

(1)	Other assets recorded at fair value include derivative contracts.
(2)	Accrued expenses and other liabilities include securities sold, not yet purchased, and derivative contracts.

Fair Value of Assets and Liabilities Not Recorded at Fair Value

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of assets and liabilities not recorded at fair value are described below. There were no significant changes in these methodologies or assumptions during the first quarter of 2009.

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

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Loans to banking clients primarily include adjustable-rate first-mortgage and HELOC loans. Loans to banking clients are recorded at carrying value net of an allowance for credit losses. The fair value of the Company’s loans to banking clients is estimated based on market prices for mortgage-backed securities collateralized by similar types of loans.

Loans held for sale include fixed rate first-mortgage and HELOC loans. Loans held for sale are recorded at the lower of cost or fair value. The fair value of the Company’s loans held for sale is estimated using quoted market prices for securities backed by similar types of loans.

Other assets include cost method investments, including the Company’s investment in Federal Home Loan Bank (FHLB) stock. The cost method investments’ carrying values approximate their fair values.

Deposits from banking clients: The Company considers the fair value of deposits with no stated maturity, such as deposits from banking clients to be equal to the amount payable on demand as of the balance sheet date.

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

The table below presents the Company’s fair value estimates for financial instruments excluding short-term financial assets and liabilities, for which carrying amounts approximate fair value, and excluding financial instruments recorded at fair value.

	March 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Securities held to maturity	$723	$733	$243	$244
Loans to banking clients – net	$6,288	$5,542	$6,044	$5,389
Loans held for sale	$208	$214	$41	$42
Financial Liabilities:
Long-term debt	$816	$699	$883	$705

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

7.	Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2009	2008
Net income	$218	$305
Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities available for sale:
Unrealized gain (loss) on Non-OTTI securities	79	(196)
Unrealized loss on OTTI securities	(2)	—
OTTI charges recognized in earnings	14	—
Income tax effect	(38)	78

Total other comprehensive income (loss)	53	(118)

Comprehensive income	$271	$187

Accumulated other comprehensive loss represents cumulative gains and losses that are not reflected in earnings. Accumulated other comprehensive loss balances were:

	Net unrealized loss on securities available for sale		Foreign currency translation adjustment	Total accumulated other comprehensive loss
	Portion of unrealized loss on Non-OTTI securities	Portion of unrealized loss on OTTI securities
Balance at December 31, 2007	$(18)	$—	$1	$(17)
Net change	(118)	—	—	(118)

Balance at March 31, 2008	$(136)	$—	$1	$(135)

Balance at December 31, 2008	$(553)	$—	$—	$(553)
Reclassification of OTTI securities	80	(80)	—	—
Other net changes	53	—	—	53

Balance at March 31, 2009	$(420)	$(80)	$—	$(500)

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

8.	Earnings Per Share

Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Dilutive potential common shares are determined using the treasury stock method, and include outstanding stock options and unvested restricted stock awards. EPS under the basic and diluted computations are as follows:

	Three Months Ended March 31,
	2009	2008
Net income available to common shareholders (1)	$218	$305

Weighted-average common shares outstanding — basic	1,153	1,149
Common stock equivalent shares related to stock incentive plans	3	10

Weighted-average common shares outstanding — diluted (2)	1,156	1,159

Basic EPS	$.19	$.27
Diluted EPS	$.19	$.26

(1)	Net income available to participating securities (unvested restricted shares) was not material for the first quarters of 2009 or 2008.
(2)	Total antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS were 52 million and 23 million shares for the first quarters of 2009 and 2008, respectively.

9.	Regulatory Requirements

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

Schwab Bank is required to maintain a capital level that at least equals minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. At March 31, 2009, CSC and Schwab Bank met the capital level requirements.

The regulatory capital and ratios for Schwab Bank at March 31, 2009, are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$1,866	15.1%	$496	4.0%	$744	6.0%
Total Capital	$1,895	15.3%	$991	8.0%	$1,239	10.0%
Leverage	$1,866	6.5%	$1,157	4.0%	$1,447	5.0%
Tangible Equity	$1,866	6.5%	$579	2.0%	N/A

N/A Not applicable.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Based on its regulatory capital ratios at March 31, 2009, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events since March 31, 2009, that management believes have changed Schwab Bank’s capital category.

Schwab is subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule). Schwab computes net capital under the alternative method permitted by the Uniform Net Capital Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. At March 31, 2009, 2% of aggregate debits was $146 million, which exceeded the minimum dollar requirement for Schwab of $250,000. At March 31, 2009, Schwab’s net capital was $1.1 billion (15% of aggregate debit balances), which was $975 million in excess of its minimum required net capital and $756 million in excess of 5% of aggregate debit balances. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

10.	Segment Information

The Company structures its segments according to its various types of clients and the services provided to those clients. The Company’s two reportable segments are Investor Services and Institutional Services. As a result of organizational and related business changes in the first quarter of 2009, the segments formerly reported as Advisor Services and Corporate and Retirement Services have been combined into a single segment called Institutional Services. Previously-reported segment information has been revised to reflect this change. The Company evaluates the performance of its segments on a pre-tax basis excluding items such as impairment charges on non-financial assets, discontinued operations, extraordinary items, and other significant restructuring charges. Segment assets and liabilities are not disclosed because the balances are not used for evaluating segment performance and deciding how to allocate resources to segments. There are no revenues from transactions with other segments within the Company.

Financial information for the Company’s reportable segments is presented in the following table:

	Three Months Ended March 31,
	2009	2008
Net revenues:
Investor Services	$706	$864
Institutional Services	405	439
Unallocated	—	4

Total net revenues	$1,111	$1,307

Income before taxes on income:
Investor Services	$242	$322
Institutional Services	172	187
Unallocated	(59)	(1)

Income before taxes on income	355	508
Taxes on income	(137)	(203)

Net income	$218	$305

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key financial and non-financial metrics in evaluating the Company’s financial position and operating performance. Results for the first quarters of 2009 and 2008 are shown in the following table:

	Three Months Ended March 31,		Percent Change
	2009	2008
Client Activity Metrics:
Net new client assets (in billions)	$25.3	$41.3	(39%)
Client assets (in billions, at quarter end)	$1,099.7	$1,393.0	(21%)
Clients’ daily average trades (in thousands)	359.4	327.2	10%

Company Financial Metrics:
Net revenues	$1,111	$1,307	(15%)
Expenses excluding interest	756	799	(5%)

Income before taxes on income	355	508	(30%)
Taxes on income	(137)	(203)	(33%)

Net income	$218	$305	(29%)

Earnings per share – diluted	$.19	$.26
Net revenue growth from prior year	(15%)	13%
Pre-tax profit margin	32.0%	38.9%
Return on stockholders’ equity (annualized)	21%	33%
Annualized net revenue per average full-time equivalent employee (in thousands)	$350	$391	(10%)

Difficult market conditions persisted in the first quarter of 2009, including continued downward pressure on home prices, tight credit markets, liquidity concerns, significant volatility and declines in the equity markets. The Dow Jones Industrial Average, Standard and Poor’s 500 Index, and the Nasdaq Composite Index ended the quarter down 13%, 12%, and 3%, respectively, after declining by 20% or more earlier in the quarter. In addition, the depressed interest rate environment continued in the first quarter as the federal funds rate remained unchanged at a range of zero to 0.25%.

During the first quarter of 2009, clients remained actively engaged with the Company in managing their investments and made heavy use of all of the Company’s service channels – branch, phone and internet. Clients’ daily average trades increased 10% on a year-over-year basis to 359,400 in the first quarter of 2009. Net new client assets totaled $25.3 billion in the first quarter of 2009, down 39% from the first quarter of 2008, reflecting continued deterioration in the equity markets. Lower valuations also affected total client assets, which ended the first quarter of 2009 at $1.10 trillion, down 21% from the prior year.

Net revenues decreased by 15% in the first quarter of 2009 compared to the same period in 2008 primarily due to the decrease in asset management and administration fees and net interest revenue, which in turn resulted from lower equity valuations and the low interest rate environment, respectively. The decrease in net revenues was partially offset by the recognition of a $26 million gain on the repurchase of a portion of the Company’s long-term debt. Net revenues in the first quarter of 2009 were also negatively impacted by net impairment charges of $14 million relating to certain mortgage-backed securities available for sale. Expenses excluding interest decreased by 5% in the first quarter of 2009 from the first quarter of 2008 primarily due to decreases in professional services expense, advertising and market development expense, and compensation and benefits expense, partially offset by an increase in occupancy and equipment expense. During the first quarter of 2009, expenses excluding interest included severance and facilities charges of $59 million relating to the Company’s cost reduction measures. Expenses excluding interest in the first quarter of 2009 were reduced by a net credit of

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

$11 million relating to insurance recoveries of certain charges for individual client complaints and arbitration claims relating to Schwab YieldPlus Fund investments. As a result of the Company’s cost reduction measures and ongoing expense discipline, the Company achieved a pre-tax profit margin of 32.0% and return on stockholders’ equity of 21% in the first quarter of 2009. Annualized net revenue per average full-time equivalent employee was $350,000 in the first quarter of 2009, down 10% from the first quarter of 2008 due to lower net revenue in the current quarter.

CURRENT MARKET ENVIRONMENT

The market conditions discussed above continue to negatively impact the Company’s revenues.

The Company earns mutual fund service fees and asset management fees based upon daily balances of certain client assets. Fluctuations in these client asset balances caused by changes in equity valuations directly impact the amount of fee revenue earned by the Company. Continued depressed equity valuations in 2009 will negatively impact asset management and administration fees on a year-over-year basis. Additionally, mutual fund service fees may be further reduced if the current interest rate environment persists. The overall yield on certain money market mutual funds has fallen to a level at or below the management fees on those funds, and the Company is waiving a portion of its fees in order to continue providing some return to clients. To the extent these and other money market mutual funds find it necessary to replace maturing securities with lower yielding securities on an ongoing basis, the amount of fees waived may increase.

Given the low interest rate environment, the Company’s revenue from interest-earning assets, such as securities held and loans to clients, has been declining more than the rates that the Company pays on funding sources, such as customer deposits. The Company’s ability to reduce those rates has been limited as short term rates have approached zero. If the current interest rate environment persists through 2009, it will negatively impact net interest revenue on a year-over-year basis.

The level at which clients utilize margin loans will also impact net interest revenue. The average balance of margin loans for the first quarter of 2009 was $6.1 billion, down $1.0 billion, or 14%, from $7.1 billion for the fourth quarter of 2008. The average yield earned on margin loans decreased to 5.52% for the first quarter of 2009 from 5.83% for the fourth quarter of 2008.

The Company recorded net impairment charges of $14 million related to certain non-agency residential mortgage-backed securities in the first quarter of 2009 due to credit deterioration of the securities’ underlying collateral. Further deterioration in the performance of the underlying loans in the Company’s mortgage-backed securities portfolio could result in the recognition of additional future impairment charges.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

The following discussion presents an analysis of the Company’s results of operations for the first quarters of 2009 and 2008.

Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. Asset management and administration fees and net interest revenue decreased while trading revenue increased in the first quarter of 2009 from the first quarter of 2008.

Three Months Ended March 31,		2009		2008
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Mutual fund service fees:
Proprietary funds (Schwab Funds® and Laudus Funds®)	(6%)	$304	27%	$322	25%
Mutual Fund OneSource®	(39%)	90	8%	148	11%
Clearing and other	(28%)	21	2%	29	2%
Investment management and trust fees	(28%)	65	6%	90	7%
Other	(8%)	22	2%	24	2%

Asset management and administration fees	(18%)	502	45%	613	47%

Net interest revenue
Interest revenue	(32%)	346	31%	510	39%
Interest expense	(56%)	(40)	(3%)	(91)	(7%)

Net interest revenue	(27%)	306	28%	419	32%

Trading revenue
Commissions	8%	229	21%	213	16%
Principal transactions	(9%)	30	2%	33	3%

Trading revenue	5%	259	23%	246	19%

Other	100%	58	5%	29	2%

Net impairment losses on securities	N/M	(14)	(1%)	—	—

Total net revenues	(15%)	$1,111	100%	$1,307	100%

N/M Not meaningful.

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

Asset management and administration fees decreased by $111 million, or 18%, in the first quarter of 2009 from the first quarter of 2008 due to lower mutual fund service fees and investment management and trust fees, which resulted from lower equity valuations. Mutual fund service fees decreased by $84 million, or 17%, primarily due to a 37% decrease in the

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Company’s Mutual Fund OneSource asset balances, and a 4% decrease in the Company’s proprietary funds. Investment management and trust fees decreased by $25 million, or 28%, primarily due to lower client asset balances participating in advisory and managed account services programs.

Net Interest Revenue

Net interest revenue is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. The Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets generally reprice more quickly than interest-bearing liabilities). In the event of falling interest rates, the Company might attempt to mitigate some of this negative impact by extending the maturities of assets in investment portfolios to lock-in asset yields as well as by lowering rates paid to clients on interest-bearing liabilities. Since the Company establishes the rates paid on certain brokerage client cash balances and deposits from banking clients, as well as the rates charged on receivables from brokerage clients, and also controls the composition of its investment securities, it has some ability to manage its net interest spread. However, the spread is influenced by external factors such as the interest rate environment and competition. For discussion of the impact of current market conditions on net interest revenue, see “Current Market Environment.”

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

The Company’s interest-earning assets are financed primarily by brokerage client cash balances and deposits from banking clients. Other funding sources include non-interest-bearing brokerage client cash balances and proceeds from stock-lending activities, as well as stockholders’ equity.

The amount of excess cash held in certain Schwab brokerage client accounts that is swept into deposit accounts at Charles Schwab Bank (Schwab Bank) has increased significantly since the program’s inception in 2003. Average interest-bearing deposits from banking clients increased $9.9 billion, or 68%, to $24.5 billion in the first quarter of 2009 from the first quarter of 2008. The average balance of securities available for sale increased $7.5 billion, or 91%, to $15.7 billion in the first quarter of 2009, while the average balance of loans to banking clients increased $2.5 billion, or 68%, to $6.2 billion in the same period.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheet:

Three Months Ended March 31,	2009			2008
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$5,515	$10	0.74%	$5,160	$49	3.82%
Cash and investments segregated	14,552	29	0.81%	10,294	99	3.87%
Broker-related receivables (1, 2)	354	—	0.37%	558	4	2.88%
Receivables from brokerage clients	6,094	83	5.52%	11,204	181	6.50%
Securities available for sale (3)	15,673	134	3.47%	8,213	99	4.85%
Securities held to maturity	442	5	4.34%	—	—	—
Loans to banking clients	6,220	57	3.72%	3,697	48	5.22%

Total interest-earning assets	48,850	318	2.64%	39,126	480	4.93%

Other interest revenue		28			30

Total interest-earning assets	$48,850	$346	2.87%	$39,126	$510	5.24%

Funding sources:
Deposits from banking clients	$24,538	$15	0.25%	$14,634	$36	0.99%
Payables to brokerage clients	16,220	1	0.03%	15,317	35	0.92%
Long-term debt	834	14	6.81%	901	15	6.70%

Total interest-bearing liabilities	41,592	30	0.29%	30,852	86	1.12%

Non-interest-bearing funding sources	7,258			8,274
Provision for credit losses		9			2
Other interest expense		1			3

Total funding sources	$48,850	$40	0.33%	$39,126	$91	0.93%

Net interest revenue		$306	2.54%		$419	4.31%

(1)	Includes receivables from brokers, dealers, and clearing organizations.
(2)	Interest revenue on broker-related receivables was less than $500,000 in the first quarter of 2009.
(3)	Amounts have been calculated based on amortized cost.

Net interest revenue decreased in the first quarter of 2009 from the first quarter of 2008 due to the impact of a decrease in the average net interest yield from 4.31% in the first quarter of 2008 to 2.54% in the first quarter of 2009. As a result of the low interest rate environment in the first quarter of 2009, the Company experienced declines in the yields of all interest-earning assets compared to the first quarter of 2008. The average rates on deposits to banking clients and payables to brokerage clients were reduced in the first quarter of 2009 compared to the first quarter of 2008.

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

Trading revenue increased by $13 million, or 5%, in the first quarter of 2009 from the first quarter in 2008 due to higher daily average revenue trades, offset by lower investment gains and lower average revenue earned per revenue trade.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

As shown in the following table, daily average revenue trades executed by the Company increased 10% in the first quarter of 2009. The increase in daily average revenue trades was due to higher volumes of equity, mutual fund, and principal transaction trades, offset by lower volume of option trades. Average revenue earned per revenue trade decreased 3% in the first quarter of 2009 primarily due to lower average revenue earned per revenue trade for mutual funds.

	Three Months Ended March 31,		Percent Change
	2009	2008
Daily average revenue trades (in thousands) (1)	302.9	274.6	10%
Number of trading days	61.0	61.0	—
Average revenue earned per revenue trade	$14.06	$14.47	(3%)

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

Other Revenue

Other revenue includes gains and losses on sales of loans held for sale, service fees, and software maintenance fees. Other revenue increased by $29 million, or 100%, in the first quarter of 2009 from the first quarter of 2008 primarily due to the recognition of a gain on the repurchase of a portion of the Company’s long-term debt in the first quarter of 2009. The Company repurchased $64 million of trust preferred securities related to its junior subordinated notes for a cash payment of $38 million in the first quarter of 2009. The repurchase of the trust preferred securities was accounted for as an extinguishment of a portion of the junior subordinated notes and resulted in a gain of $26 million.

Net Impairment Losses on Securities

The Company recorded net impairment charges of $14 million related to certain non-agency residential mortgage-backed securities in the first quarter of 2009 due to credit deterioration of the securities’ underlying collateral. See note “3 – Securities Available for Sale and Securities Held to Maturity” for further discussion.

Expenses Excluding Interest

As shown in the table below, expenses excluding interest decreased in the first quarter of 2009 from the first quarter of 2008, primarily due to decreases in professional services expense, advertising and market development expense, and compensation and benefits expense, partially offset by an increase in occupancy and equipment expense.

	Three Months Ended March 31,		Percent Change
	2009	2008
Compensation and benefits	$425	$437	(3%)
Professional services	60	84	(29%)
Occupancy and equipment	81	74	9%
Advertising and market development	58	76	(24%)
Communications	53	52	2%
Depreciation and amortization	42	38	11%
Other	37	38	(3%)

Total expenses excluding interest	$756	$799	(5%)

Expenses as a percentage of total net revenues:
Total expenses excluding interest	68%	61%
Advertising and market development	5%	6%

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Compensation and Benefits

Compensation and benefits expense includes salaries and wages, incentive compensation, and related employee benefits and taxes. Incentive compensation is based on the achievement of specified performance objectives, including revenue growth and profit margin, and therefore will fluctuate with these measures.

Compensation and benefits expense decreased by $12 million, or 3%, in the first quarter of 2009 from the first quarter of 2008 due to decreases in incentive compensation and employee benefits and other expense, offset by an increase in salaries and wages expense. The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended March 31,		Percent Change
	2009	2008
Salaries and wages	$273	$250	9%
Incentive compensation (1)	85	116	(27%)
Employee benefits and other	67	71	(6%)

Total compensation and benefits expense	$425	$437	(3%)

Compensation and benefits expense as a percentage of total net revenues:
Salaries and wages	25%	19%
Incentive compensation	8%	9%
Employee benefits and other	5%	5%

Total compensation and benefits expense	38%	33%

Full-time equivalent employees (in thousands) (2)
At quarter end	12.4	13.4	(7%)
Average	12.7	13.4	(5%)

(1)	Includes incentives, discretionary bonus costs, stock-based compensation, and employee stock purchase plan expense.
(2)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

Salaries and wages in the first quarter of 2009 included severance expense of $44 million relating to the Company’s cost reduction measures. The increase in salaries and wages was partially offset by lower expense as a result of decreases in full-time employees and persons employed on a contract basis.

Incentive compensation decreased in the first quarter of 2009 from the first quarter of 2008 primarily due to lower discretionary bonus costs and variable compensation based on actual performance in the first quarter of 2009. In addition, incentive compensation in the first quarter of 2008 included long-term incentive plan compensation. The last performance period under the Company’s long-term incentive program ended on December 31, 2008.

Employee benefits and other expense decreased in the first quarter of 2009 from the first quarter of 2008 primarily due to a decrease in payroll taxes as a result of a decrease in full-time and part-time employees.

Expenses Excluding Compensation and Benefits

Professional services expense decreased in the first quarter of 2009 from the first quarter of 2008 primarily due to a decrease in fees paid to outsourced service providers and consultants. Occupancy and equipment expense and depreciation and amortization expense in the first quarter of 2009 included facilities charges of $15 million relating to the Company’s cost reduction measures. Advertising and market development expense decreased in the first quarter of 2009 from the first quarter of 2008 due to decreases in media spending of $10 million and marketing expense of $8 million. Other expense in the first quarter of 2009 included charges of $19 million for individual client complaints and arbitration claims relating to

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab YieldPlus Fund® investments, offset by $30 million of insurance recoveries, resulting in a net credit of $11 million for the quarter.

Taxes on Income

The Company’s effective income tax rate on income before taxes was 38.6% and 40.0% for the first quarters of 2009 and 2008, respectively. The effective income tax rate on income before taxes decreased in the first quarter of 2009 from the first quarter of 2008 primarily due to lower effective state income tax rates and a reversal of tax liabilities resulting from the resolution of prior period tax positions.

Segment Information

The Company provides financial services to individuals and institutional clients through two segments – Investor Services and Institutional Services. As a result of organizational and related business changes in the first quarter of 2009, the segments formerly reported as Advisor Services and Corporate and Retirement Services have been combined into a single segment called Institutional Services. Previously reported segment information has been revised to reflect this change. The Investor Services segment includes the Company’s retail brokerage and banking operations. The Institutional Services segment provides custodial, trading, and support services to independent investment advisors, as well as retirement plan services, plan administrator services, stock plan services, and mutual fund clearing services. In addition, the Institutional Services segment supports the availability of Schwab proprietary mutual funds on third-party platforms. The Company evaluates the performance of its segments on a pre-tax basis excluding items such as impairment charges on non-financial assets, discontinued operations, extraordinary items, and other significant restructuring charges.

Financial information for the Company’s reportable segments is presented in the following table:

	Three Months Ended March 31,		Percent Change
	2009	2008
Investor Services:
Net revenues	$706	$864	(18%)
Expenses excluding interest	464	542	(14%)

Contribution margin	$242	$322	(25%)

Institutional Services:
Net revenues	$405	$439	(8%)
Expenses excluding interest	233	252	(8%)

Contribution margin	$172	$187	(8%)

Unallocated:
Net revenues	$—	$4	N/M
Expenses excluding interest	59	5	N/M

Contribution margin	$(59)	$(1)	N/M

Total:
Net revenues	$1,111	$1,307	(15%)
Expenses excluding interest	756	799	(5%)

Contribution margin	$355	$508	(30%)

N/M Not meaningful.

Investor Services

Net revenues decreased in the first quarter of 2009 by $158 million, or 18%, from the first quarter of 2008 primarily due to decreases in asset management and administration fees and net interest revenue, partially offset by an increase in other revenue. Asset management and administration fees decreased as a result of lower equity valuations of client assets. Net interest revenue decreased primarily due to the impact of a decrease in the average net yield earned on interest-earning assets

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

as a result of the low interest rate environment in the first quarter of 2009. Other revenue increased due to the recognition of a gain on the repurchase of a portion of the Company’s long-term debt, offset by net impairment charges on investments in the Company’s securities available for sale portfolio. Expenses excluding interest decreased in the first quarter of 2009 by $78 million, or 14%, from the first quarter of 2008, primarily due to lower incentive compensation, advertising and market development, and professional services expenses. Expenses excluding interest in the first quarter of 2009 were partially offset by a net credit resulting from recording insurance recoveries of charges for individual client complaints and arbitration claims relating to Schwab YieldPlus Fund® investments.

Institutional Services

Net revenues decreased in the first quarter of 2009 by $34 million, or 8%, from the first quarter of 2008 due to decreases in asset management and administration fees and net interest revenue, partially offset by increases in trading revenue and other revenue. Asset management and administration fees decreased as a result of lower equity valuations of client assets. Net interest revenue decreased primarily due to the impact of a decrease in the average net yield earned on interest-earning assets as a result of the low interest rate environment in the first quarter of 2009. Trading revenue increased due to higher daily average revenue trades, partially offset by lower average revenue earned per revenue trade. Other revenue increased primarily due to the recognition of a gain on the repurchase of a portion of the Company’s long-term debt. Expenses excluding interest decreased in the first quarter of 2009 by $19 million, or 8%, from the first quarter of 2008, primarily due to lower incentive compensation and professional services expenses.

Unallocated

Expenses excluding interest in the first quarter of 2009 include severance and facilities charges of $59 million relating to the Company’s cost reduction measures.

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

Liquidity

CSC

As a savings and loan holding company, CSC is not subject to specific statutory capital requirements. However, CSC is required to maintain capital that is sufficient to support the holding company and its subsidiaries’ business activities, and the risks inherent in those activities. To manage capital adequacy, CSC currently utilizes a target Tier 1 Leverage Ratio, as defined by the Board of Governors of the Federal Reserve System, of at least 6%. At March 31, 2009, CSC’s Tier 1 Leverage Ratio was 8.7%.

CSC’s liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. CSC maintains excess liquidity in the form of overnight cash deposits and short-term investments to cover daily funding needs and to support growth in the Company’s business. Generally, CSC does not hold liquidity at its subsidiaries in excess of amounts deemed sufficient to support the subsidiaries’ operations, including any regulatory capital requirements. Schwab and Schwab Bank are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC’s subsidiaries will continue to be the primary funding source in meeting CSC’s liquidity needs, providing adequate liquidity to meet Schwab Bank’s capital guidelines, and maintaining Schwab’s net capital.

CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), and junior subordinated notes, as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Notes, of which $458 million was outstanding at March 31, 2009, have maturities ranging from 2009 to 2017 and fixed interest rates ranging from 6.375% to 8.05% with interest payable semiannually. The Medium-Term Notes are rated A2 by Moody’s Investors Service (Moody’s), A by Standard & Poor’s Ratings Group (S&P), and A by Fitch Ratings, Ltd. (Fitch). At March 31, 2009, $236 million of junior subordinated notes were outstanding and have a fixed interest rate of 7.50% until 2017 and a floating rate thereafter. The junior subordinated notes are not rated, however the trust preferred securities related to these notes are rated A3 by Moody’s, BBB+ by S&P, and A- by Fitch. In the first quarter of 2009, CSC repurchased $64 million of trust preferred securities related to its junior subordinated notes for a cash payment of $38 million. The repurchase of the trust preferred securities was accounted for as an extinguishment of a portion of the junior subordinated notes and resulted in a gain of $26 million.

CSC has a universal automatic shelf registration statement on file with the SEC which enables CSC to issue debt, equity and other securities.

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and is not subject to voluntary prepayment. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no Commercial Paper Notes outstanding at March 31, 2009. CSC’s ratings for these short-term borrowings are P-1 by Moody’s, A-1 by S&P, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of 14 banks which is scheduled to expire in June 2009. CSC plans to establish a similar facility to replace this one when it expires. This facility was unused during the first quarter of 2009. The funds under this facility are available for general corporate purposes, including repayment of the Commercial Paper Notes discussed above. If any Commercial Paper Notes are outstanding, the amount of this facility that CSC could use for other general corporate purposes will be reduced. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity. At March 31, 2009, the minimum level of stockholders’ equity required under this facility was $2.7 billion. Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $713 million of the $763 million uncommitted, unsecured bank credit lines discussed below, that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used by CSC during the first quarter of 2009.

In addition, Schwab provides CSC with a $1.0 billion credit facility maturing in December 2009. No funds were drawn under this facility at March 31, 2009.

Schwab

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At March 31, 2009, Schwab’s net capital was $1.1 billion (15% of aggregate debit balances), which was $975 million in excess of its minimum required net capital and $756 million in excess of 5% of aggregate debit balances.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $19.7 billion and $19.2 billion at March 31, 2009 and December 31, 2008, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $115 million at March 31, 2009, is being reduced by a portion of the lease payments over the remaining lease term of approximately 16 years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of five banks totaling $763 million at March 31, 2009. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earning investments, and movements of cash to meet segregation requirements. These lines were not used by Schwab during the first quarter of 2009.

To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured standby letter of credit (LOCs) agreements with six banks in favor of the OCC aggregating $445 million at March 31, 2009. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At March 31, 2009, the aggregate face amount of these LOCs totaled $63 million. There were no funds drawn under any of these LOCs during the first quarter of 2009.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility which is scheduled to expire in March 2010. The amount outstanding under this facility at March 31, 2009, was $220 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $1.5 billion credit facility which is scheduled to expire in 2011. Borrowings under this facility do not qualify as regulatory capital for Schwab. There were no funds drawn under this facility at March 31, 2009.

Schwab Bank

Schwab Bank is required to maintain a capital level that at least equals minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. Based on its regulatory capital ratios at March 31, 2009, Schwab Bank is considered well capitalized. Schwab Bank’s regulatory capital and ratios are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
March 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$1,866	15.1%	$496	4.0%	$744	6.0%
Total Capital	$1,895	15.3%	$991	8.0%	$1,239	10.0%
Leverage	$1,866	6.5%	$1,157	4.0%	$1,447	5.0%
Tangible Equity	$1,866	6.5%	$579	2.0%	N/A

N/A Not applicable.

Schwab Bank’s current liquidity needs are generally met through deposits from banking clients and equity capital.

The excess cash held in certain Schwab brokerage client accounts is swept into deposit accounts at Schwab Bank. At March 31, 2009, these balances totaled $19.6 billion.

Additionally, Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Schwab Bank has access to short-term funding through the Federal Reserve Bank (FRB) discount

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

window. Amounts available under the FRB discount window are dependent on the amount of certain of Schwab Bank’s securities available for sale and securities held to maturity that are pledged as collateral. At March 31, 2009, $1.1 billion was available under this arrangement. There were no funds drawn under this arrangement during the first quarter of 2009.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System (FHLB). Amounts available under this facility are dependent on the amount of Schwab Bank’s home equity lines of credit that are pledged as collateral. At March 31, 2009, $514 million was available under this facility. There were no funds drawn under this facility during the first quarter of 2009.

CSC provides Schwab Bank with a $100 million short-term credit facility which is scheduled to expire in December 2009. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. There were no funds drawn under this facility during the first quarter of 2009.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio of less than 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at March 31, 2009, was $5.1 billion, up $173 million, or 3%, from December 31, 2008.

At March 31, 2009, the Company had long-term debt of $816 million, or 16% of total financial capital, that bears interest at a weighted-average rate of 7.00%. At December 31, 2008, the Company had long-term debt of $883 million, or 18% of total financial capital. The Company repaid $1 million of long-term debt in the first quarter of 2009. In addition, the Company repurchased $64 million of trust preferred securities related to its junior subordinated notes for a cash payment of $38 million in the first quarter of 2009. The repurchase of the trust preferred securities was accounted for as an extinguishment of a portion of the junior subordinated notes and resulted in a gain of $26 million.

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

Capital Expenditures

The Company’s capital expenditures were $31 million and $48 million in the first quarters of 2009 and 2008, respectively. Capital expenditures in the first quarter of 2009 were primarily for leasehold improvements and software and equipment relating to the Company’s information technology systems. Capital expenditures in the first quarter of 2008 were primarily for software and equipment relating to the Company’s information technology systems. Capital expenditures include capitalized costs for developing internal-use software of $5 million in the first quarter of 2009 and $13 million in the first quarter of 2008.

Dividends

CSC paid common stock cash dividends of $69 million and $58 million in the first quarters of 2009 and 2008, respectively.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Share Repurchases

There were no share repurchases of CSC’s common stock in the first quarter of 2009. CSC repurchased 17 million shares of its common stock for $350 million in the first quarter of 2008. As of March 31, 2009, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock.

Off-Balance-Sheet Arrangements

The Company enters into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit. Additionally, the Company enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For discussion on the Company’s off-balance-sheet arrangements, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and note “5 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements.

RISK MANAGEMENT

The Company’s business activities expose it to a variety of risks, including technology and operations risk, credit, market and liquidity risk, and legal and reputational risk. Identification and management of these risks are essential to the success and financial soundness of the Company.

Senior management takes an active role in the Company’s risk management process and has developed policies and procedures under which specific business and control units are responsible for identifying, measuring, and controlling various risks. Oversight of risk management has been delegated to the Global Risk Committee, which is comprised of senior managers of major business and control functions. The Global Risk Committee is responsible for reviewing and monitoring the Company’s risk exposures and leading the continued development of the Company’s risk management policies and practices.

Functional risk sub-committees focusing on specific areas of risk report into the Global Risk Committee. These sub-committees include the:

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

•	Information Security and Privacy Steering Committee, which oversees information security and privacy programs and policies;

•	Investment Advisory and ERISA Committee, which oversees activities in which the Company and its principals operate in an investment advisory capacity or as an ERISA fiduciary; and

•	Investment Products Review Board, which provides senior level oversight of products and services made available to clients.

The Global Risk Committee reports regularly to the Audit Committee of the Board of Directors (Audit Committee), which reviews major risk exposures and the steps management has taken to monitor and control such exposures.

The Company’s Disclosure Committee is responsible for monitoring and evaluating the effectiveness of the Company’s (a) disclosure controls and procedures and (b) internal control over financial reporting as of the end of each fiscal quarter. The Disclosure Committee reports on this evaluation to the CEO and CFO prior to their certification required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

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

Risk is inherent in the Company’s business. Consequently, despite the Company’s efforts to identify areas of risk and implement risk management policies and procedures, there can be no assurance that the Company will not suffer unexpected losses due to operating or other risks.

For a discussion on risks that the Company faces, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. For updated information on the Company’s credit risk and concentration risk exposures, see below. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” for additional information relating to market risk.

Credit Risk Exposures

The Company has exposure to credit risk associated with the Company’s loans to banking clients. The Company’s loan portfolios primarily include first lien 3-, 5- and 7- year adjustable rate mortgage loans (First Mortgage portfolio) of $3.2 billion and home equity lines of credit (HELOC portfolio) of $2.9 billion at March 31, 2009. The Company does not offer loans that allow for negative amortization. The Company maintains credit underwriting standards that have limited the exposure to the types of loans that experienced high foreclosures and loss rates elsewhere in the industry during 2008 and the first quarter of 2009. The Company does not originate or purchase subprime loans (generally defined as extensions of credit to borrowers with a Fair Isaac & Company (FICO) credit score of less than 620 at origination), unless the borrower has compensating credit factors. At March 31, 2009, approximately 1% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with FICO credit scores of less than 620.

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

	March 31, 2009	December 31, 2008
Loan delinquencies (1)	0.54%	0.54%
Nonaccrual loans	0.22%	0.13%
Allowance for credit losses	0.44%	0.33%

(1)	Loan delinquencies are defined as loans that are 30 days or more past due.

The Company has exposure to credit risk associated with its securities available for sale portfolio, which totaled $15.4 billion at March 31, 2009. This portfolio includes U.S. agency and non-agency residential mortgage-backed securities, corporate debt securities, certificates of deposit, asset-backed securities and U.S. agency notes. U.S. agency residential mortgage-backed securities do not have explicit credit ratings, however management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. agencies. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined by the Company as loans to borrowers with a FICO credit score of 620 or higher at origination), and “Alt-A” (defined by the Company as Prime loans with reduced documentation at origination).

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The table below presents the credit ratings for U.S. agency and non-agency residential mortgage-backed securities, including prime and Alt-A mortgage-backed securities, by year of origination. In some instances securities have divergent ratings from Moody’s, Fitch Ratings, or Standard and Poor’s. In these instances, the Company has used the lowest rating as of March 31, 2009, for purposes of presenting the table below. Mortgage-backed securities, particularly Alt-A securities, experienced deteriorating credit characteristics, including increased delinquencies and valuation pressure, in the first quarter of 2009. For a discussion of the impact of current market conditions on mortgage-backed securities available for sale, see “Current Market Environment.”

	AAA		AA to A		BBB		BB or Lower		Total
	Amortized Cost	Net Unrealized Gain (Loss)	Amortized Cost	Net Unrealized Gain (Loss)	Amortized Cost	Net Unrealized Gain (Loss)	Amortized Cost	Net Unrealized Gain (Loss)	Amortized Cost	Net Unrealized Gain (Loss)
U.S. agency residential mortgage-backed securities:
2005	$765	$(2)	$—	$—	$—	$—	$—	$—	$765	$(2)
2006	484	(3)	—	—	—	—	—	—	484	(3)
2007	958	18	—	—	—	—	—	—	958	18
2008	5,526	72	—	—	—	—	—	—	5,526	72
2009	789	(7)	—	—	—	—	—	—	789	(7)

Total	8,522	78	—	—	—	—	—	—	8,522	78

Non-agency residential mortgage-backed securities:
2003	112	(13)	9	(2)	—	—	—	—	121	(15)
2004	282	(42)	29	(15)	—	—	—	—	311	(57)
2005	691	(116)	59	(30)	104	(51)	160	(70)	1,014	(267)
2006	225	(84)	180	(60)	117	(40)	330	(184)	852	(368)
2007	253	(55)	151	(41)	40	(12)	176	(59)	620	(167)

Total	1,563	(310)	428	(148)	261	(103)	666	(313)	2,918	(874)

Total residential mortgage-backed securities	$10,085	$(232)	$428	$(148)	$261	$(103)	$666	$(313)	$11,440	$(796)

% of Total residential mortgage-backed securities	88%		4%		2%		6%		100%

At March 31, 2009, the corporate debt securities and non-mortgage asset-backed securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard and Poor’s rating of “BBB-” or higher).

Concentration Risk Exposures

The Company has concentration risk exposure when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry.

The fair value of the Company’s investments in residential mortgage-backed securities totaled $10.6 billion at March 31, 2009. Of these, $8.6 billion were U.S. agency securities and $2.0 billion were non-agency securities. Included in non-agency residential mortgage-backed securities are securities collateralized by Alt-A loans. At March 31, 2009, the amortized cost and fair value of Alt-A mortgage-backed securities were $758 million and $384 million, respectively.

The Company’s investments in corporate debt securities totaled $3.8 billion at March 31, 2009, with the majority issued by institutions in the financial services industry. Included in corporate debt securities at March 31, 2009, were $2.7 billion of securities issued by financial institutions and guaranteed under the FDIC Temporary Liquidity Guarantee Program. These corporate debt securities are included in securities available for sale, securities held to maturity, and cash and investments segregated and on deposit for regulatory purposes in the Company’s condensed consolidated balance sheets.

The Company’s loans to banking clients include $3.2 billion of first lien residential real estate mortgage loans at March 31, 2009. Approximately 80% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 75% of these interest-only loans are not scheduled to reset for three or more years. The Company’s interest-

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

only loans do not include interest terms described as temporary introductory rates below current market rates. At March 31, 2009, 34% of the residential real estate mortgages and 47% of the home equity lines of credit balances were secured by properties which are located in California. The Company is also subject to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry.

The Company is subject to indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. U.S. Government and agency securities held as collateral for resale agreements totaled $7.7 billion at March 31, 2009.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record certain financial assets and liabilities at fair value in accordance with SFAS No. 157 – Fair Value Measurements (SFAS No. 157), and to determine fair value disclosures. At March 31, 2009, $22.2 billion or 40% of total assets were recorded at fair value. At December 31, 2008, $21.9 billion or 42% of total assets were recorded at fair value. All of these assets were measured at fair value using quoted prices or market-based information and accordingly were classified as Level 1 or Level 2 measurements in accordance with SFAS No. 157. Liabilities recorded at fair value were not material at March 31, 2009 or December 31, 2008. See note “6 – Fair Values of Assets and Liabilities” for more information on the Company’s assets and liabilities accounted for at fair value.

The Company uses prices obtained from an independent third-party pricing service to measure the fair value of certain investment securities. The Company validates prices received from the pricing service using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, internal valuation models, and review of other relevant market data including implied yields of major categories of securities. The Company does not adjust the prices received from the independent third-party pricing service unless such prices are inconsistent with SFAS No. 157 and result in a material difference in the recorded amounts. At March 31, 2009 and December 31, 2008, the Company did not adjust prices received from the independent third-party pricing service.

CRITICAL ACCOUNTING ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Other than the change noted below, there have been no material changes to these critical accounting estimates during the first quarter of 2009.

The Company adopted FASB Staff Position (FSP) on Statement of Financial Accounting Standards (SFAS) No. 115-2 and SFAS No. 124-2 (FSP SFAS 115-2 and 124-2) – Recognition and Presentation of Other-Than-Temporary Impairments in the first quarter of 2009. As a result of the adoption, management has revised its process for the quarterly evaluation of other-than-temporary impairment on securities available for sale and securities held to maturity. Debt securities with unrealized losses are considered other-than-temporarily impaired (OTTI) if the Company intends to sell the security or if the Company will be required to sell such security prior to any anticipated recovery. If management determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and then-current fair value. A security is also OTTI if management does not expect to recover the amortized cost of the security. However, in this circumstance, if the Company does not intend to sell the security and will not be required to sell the security, the impairment recognized in earnings equals the estimated credit losses as measured by the difference between the present value of expected cash flows and the amortized cost of the security. Expected cash flows are discounted using the security’s effective interest rate.

The evaluation of whether the Company expects to recover the amortized cost of a security is a matter of judgment. The evaluation includes the assessment of several factors including: 1) the length of time and the extent to which the fair value has been less than amortized cost, 2) the financial condition of the issuer, if applicable, 3) the credit ratings of the issuer or

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

security, 4) the credit characteristics of collateral underlying the security, including the credit default experience, delinquency rates, cumulative losses to date and the ratio of credit enhancement available under the terms of the security to expected losses, 5) failure of the issuer to make scheduled principal or interest payments and 6) other adverse conditions related to the issuer or security. Management utilizes cash flow models to estimate the expected cash flow from the securities in order to assess whether the Company expects to recover the amortized cost of a security. These cash flow models require management to estimate future principal prepayments, default rates, and default loss severities based on underlying collateral, and future housing price changes.

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

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things:

•

the impact of current market conditions on the Company’s results of operations (see note “3 – Securities Available for Sale and Securities Held to Maturity” in the Notes to Condensed Consolidated Financial Statements and “Current Market Environment”);

•	the impact of changes in the likelihood of guarantee payment obligations (see note “5 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements);

•

the impact of legal proceedings and regulatory matters (see note “5 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements and “Part II – Other Information, Item 1 – Legal Proceedings”);

•	target capital ratios (see “Liquidity and Capital Resources”); and

•	sources of liquidity and capital (see “Liquidity and Capital Resources – Liquidity”).

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

Important factors that may cause actual results to differ include, but are not limited to:

•	changes in general economic and financial market conditions;

•	the performance of securities available for sale;

•	fluctuations in client asset values due to changes in equity valuations;

•	the level of interest rates;

•	the amount of loans to the Company’s brokerage and banking clients;

•	unanticipated adverse developments in litigation or regulatory matters;

•	the level of the Company’s stock repurchase activity;

•	the level of brokerage client cash balances and deposits from banking clients; and

•	the availability and terms of external financing.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Net interest revenue is affected by various factors, such as the distribution and composition of interest-earning assets and interest bearing liabilities, the spread between yields earned on interest-earning assets and rates paid on interest-bearing liabilities, which may re-price at different times or by different amounts, and the spread between short and long term interest rates. Interest earning-assets include residential real estate loans and mortgage-backed securities. These assets are sensitive to changes in interest rates and to changes to prepayment levels, which tend to increase in a declining rate environment.

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

The Company is also subject to market risk as a result of fluctuations in equity prices. The Company’s direct holdings of equity securities and its associated exposure to equity prices are not material. The Company is indirectly exposed to equity market fluctuations in connection with securities collateralizing margin loans to brokerage customers, and customers securities loaned out as part of the Company’s securities lending activities. Equity market valuations may also affect the level of brokerage client trading activity, margin borrowing, and overall client engagement with the Company. Additionally, the Company earns mutual fund service fees and asset management fees based upon daily balances of certain client assets. Fluctuations in these client asset balances caused by changes in equity valuations directly impact the amount of fee revenue earned by the Company.

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

For discussion of the impact of current market conditions on asset management and administration fees, net interest revenue, and securities available for sale, see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Market Environment”.

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

THE CHARLES SCHWAB CORPORATION

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

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in market interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months at March 31, 2009 and December 31, 2008. While the Company typically uses a gradual 200 basis point change, it revised the methodology at March 31, 2008, due to the current low levels of interest rates. The Company will use a gradual 100 basis point change until such time as the level of interest rates justifies a return to the previous methodology.

	March 31, 2009	December 31, 2008
Increase of 100 basis points	16.4%	6.4%
Decrease of 100 basis points	(8.9%)	(6.8%)

The sensitivity shown in the 100 basis point decrease scenario reflects the fact that the rates paid on brokerage client cash balances and banking deposits had reached minimal levels through the end of the first quarter of 2009. With liability costs essentially fixed, lower rates earned on interest-earning assets would have a direct impact on net interest revenue.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see note “5 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Item 1A.	Risk Factors

During the first quarter of 2009, there have been no material changes to the risk factors in “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the first quarter of 2009:

Month	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in millions)
January:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	—	$—	N/A	N/A
February:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	3	$12.76	N/A	N/A
March:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	1	$15.03	N/A	N/A

Total:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	4	$13.49	N/A	N/A

N/A Not applicable.

(1)

There were no share repurchases under the Share Repurchase Program during the first quarter. Repurchases under this program are under authorizations by CSC’s Board of Directors covering up to $500 million and $500 million of common stock publicly announced by the Company on April 25, 2007 and March 13, 2008, respectively. The remaining authorizations do not have an expiration date.

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

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	May 7, 2009	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Executive Vice President and Chief Financial Officer