Form 10-Q
period 2009-06-30
SCHWAB CHARLES CORP
filed 2009-08-06
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Commission File Number: 1-9700

THE CHARLES SCHWAB CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	94-3025021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 Main Street, San Francisco, CA 94105

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

1,160,852,817 shares of $.01 par value Common Stock

Outstanding on July 24, 2009

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2009

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Revenues
Asset management and administration fees	$486	$618	$988	$1,231

Interest revenue	361	478	707	988
Interest expense	(59)	(51)	(99)	(142)

Net interest revenue	302	427	608	846

Trading revenue	272	230	531	476
Other	38	33	96	62

Total other-than-temporary impairment losses	(37)	—	(187)	—
Noncredit portion of loss recognized in other comprehensive income	24	—	160	—

Net impairment losses on securities	(13)	—	(27)	—

Total net revenues	1,085	1,308	2,196	2,615

Expenses Excluding Interest
Compensation and benefits	377	438	802	875
Professional services	64	84	124	168
Occupancy and equipment	97	72	178	146
Advertising and market development	49	58	107	134
Communications	54	52	107	104
Depreciation and amortization	41	37	83	75
Other	68	53	105	91

Total expenses excluding interest	750	794	1,506	1,593

Income from continuing operations before taxes on income	335	514	690	1,022
Taxes on income	(130)	(201)	(267)	(404)

Income from continuing operations	205	313	423	618
Loss from discontinued operations, net of tax	—	(18)	—	(18)

Net Income	$205	$295	$423	$600

Weighted-Average Common Shares Outstanding — Diluted	1,160	1,154	1,158	1,157

Earnings Per Share — Basic
Income from continuing operations	$.18	$.27	$.37	$.54
Loss from discontinued operations, net of tax	$—	$(.01)	$—	$(.02)
Net income	$.18	$.26	$.37	$.52
Earnings Per Share — Diluted
Income from continuing operations	$.18	$.27	$.36	$.53
Loss from discontinued operations, net of tax	$—	$(.01)	$—	$(.01)
Net income	$.18	$.26	$.36	$.52

Dividends Declared Per Common Share	$.06	$.05	$.12	$.10

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$9,362	$5,442
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $6,795 at June 30, 2009 and $6,701 at December 31, 2008)	15,524	14,685
Receivables from brokers, dealers, and clearing organizations	490	759
Receivables from brokerage clients — net	7,704	7,129
Other securities owned — at fair value	381	626
Securities available for sale	17,249	14,446
Securities held to maturity (fair value — $2,721 at June 30, 2009 and $244 at December 31, 2008)	2,680	243
Loans to banking clients — net	6,539	6,044
Loans held for sale	169	41
Equipment, office facilities, and property — net	650	661
Goodwill	528	528
Other assets	985	1,071

Total assets	$62,261	$51,675

Liabilities and Stockholders’ Equity
Deposits from banking clients	$31,705	$23,841
Payables to brokers, dealers, and clearing organizations	1,466	1,100
Payables to brokerage clients	21,601	20,256
Accrued expenses and other liabilities	1,315	1,534
Long-term debt	1,560	883

Total liabilities	57,647	47,614

Stockholders’ equity:
Preferred stock — 9,940,000 shares authorized; $.01 par value per share; none issued	—	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,392,091,544 shares issued	14	14
Additional paid-in capital	2,253	2,214
Retained earnings	7,019	6,735
Treasury stock, at cost — 231,767,899 shares at June 30, 2009 and 234,991,565 shares at December 31, 2008	(4,310)	(4,349)
Accumulated other comprehensive loss	(362)	(553)

Total stockholders’ equity	4,614	4,061

Total liabilities and stockholders’ equity	$62,261	$51,675

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$423	$600
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Loss from discontinued operations, net of tax	—	18
Depreciation and amortization expense	83	75
Stock-based compensation expense	35	33
Net impairment losses on securities	27	—
Other	(20)	(29)
Originations of loans held for sale	(1,900)	(1,054)
Proceeds from sales of loans held for sale	1,777	1,019
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	(839)	(551)
Other securities owned	245	203
Receivables from brokers, dealers, and clearing organizations	275	212
Receivables from brokerage clients	(577)	(614)
Other assets	28	15
Payables to brokers, dealers, and clearing organizations	416	865
Payables to brokerage clients	1,345	(788)
Accrued expenses and other liabilities	(212)	(228)

Net cash provided by (used for) operating activities	1,106	(224)

Cash Flows from Investing Activities
Purchases of securities available for sale	(5,511)	(6,294)
Proceeds from sales of securities available for sale	85	—
Principal payments on securities available for sale	2,869	826
Purchases of securities held to maturity	(2,464)	—
Principal payments on securities held to maturity	28	—
Net increase in loans to banking clients	(581)	(1,461)
Purchase of equipment, office facilities, and property	(69)	(81)
Other investing activities	(1)	(5)

Net cash used for investing activities	(5,644)	(7,015)

Cash Flows from Financing Activities
Net change in deposits from banking clients	7,864	6,087
Issuance of long-term debt	747	—
Repayment of long-term debt	(40)	(17)
Dividends paid	(139)	(115)
Purchase of treasury stock	—	(350)
Proceeds from stock options exercised and other	31	75
Other financing activities	(5)	34

Net cash provided by financing activities	8,458	5,714

Increase (decrease) in Cash and Cash Equivalents	3,920	(1,525)
Cash and Cash Equivalents at Beginning of Period	5,442	6,764

Cash and Cash Equivalents at End of Period	$9,362	$5,239

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$68	$142
Income taxes	$203	$428

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

Management has evaluated subsequent events through the date the condensed consolidated financial statements were issued, which was August 6, 2009.

2.	New Accounting Standards

Statement of Financial Accounting Standards No. 141R – Business Combinations (SFAS No. 141R), was effective beginning January 1, 2009. This statement generally requires an acquirer to recognize the assets acquired, the liabilities assumed, contingent purchase consideration, and any noncontrolling interest in the acquiree, at fair value on the date of acquisition. SFAS No. 141R also requires an acquirer to expense most transaction and restructuring costs as incurred, and not include such items in the cost of the acquired entity. SFAS No. 141R applies to any business acquisition with an acquisition date on or after January 1, 2009.

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

SFAS No. 165 – Subsequent Events, was issued in May 2009 and was effective for interim and annual reporting periods ending after June 15, 2009. This statement establishes general standards of accounting for and disclosure of subsequent events. The Company adopted this statement in the second quarter of 2009, and the adoption did not have a material impact

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

on the Company’s financial position, results of operations, EPS or cash flows. See note “1 – Basis of Presentation,” for disclosures pursuant to SFAS No. 165.

SFAS No. 166 – Accounting for Transfers of Financial Assets, was issued in June 2009 and is effective for financial asset transfers occurring after January 1, 2010. This statement removes the concept of a qualifying special-purpose entity and amends the standards of accounting for a transfer of a portion of a financial asset as a sale and related disclosures. The adoption of SFAS No. 166 is not expected to have a material impact on the Company’s financial position, results of operations, EPS or cash flows.

SFAS No. 167 – Amendments to Financial Accounting Standards Board (FASB) Interpretation No. 46(R), was issued in June 2009 and is effective January 1, 2010. This statement amends the consolidation guidance applicable to variable interest entities (VIEs), including changing the approach to determining a VIE’s primary beneficiary (the reporting entity that must consolidate the VIE) and the frequency of reassessment. The Company is currently evaluating the impact of the adoption of SFAS No. 167 on its financial position, results of operations, EPS or cash flows.

SFAS No. 168 – The FASB Accounting Standards Codification and the Hierarchy of GAAP, was issued in June 2009 and is effective for interim and annual reporting periods ending after September 15, 2009. This statement establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The adoption of SFAS No. 168 will not have an impact on the Company’s financial position, results of operations, EPS or cash flows.

FASB Staff Position (FSP) on Emerging Issues Task Force (EITF) Issue 03-6-1 (FSP EITF 03-6-1) – Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, was effective beginning January 1, 2009. This FSP requires the inclusion of unvested share-based payment awards with non-forfeitable rights to dividends or dividend equivalents as participating securities in the computation of EPS under the two-class method described in SFAS No. 128 – Earnings Per Share. This FSP requires retrospective adjustment to all prior-period EPS data presented. The Company does have participating securities in the form of unvested restricted common shares related to the Company’s stock incentive plans. However, these participating securities do not have a material impact on the Company’s EPS data presented.

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

FSP on SFAS No. 157-4 (FSP SFAS 157-4) – Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly, was issued in April 2009 and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 – Fair Value Measurements (SFAS No. 157) when the volume and level of activity for an asset or liability have significantly decreased, including guidance on identifying circumstances that indicate a transaction is not orderly. This FSP also requires additional disclosures for instruments within the scope of SFAS No. 157. The Company adopted this FSP in the first quarter of 2009, and the adoption did not have a material impact on the Company’s financial position, results of operations, EPS or cash flows. See note “7 – Fair Values of Assets and Liabilities,” for disclosures pursuant to FSP SFAS 157-4.

FSP on SFAS 107-1 and Accounting Principles Board Opinion (APB) 28-1 – Interim Disclosures About Fair Value of Financial Instruments, was issued in April 2009 and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107 – Disclosures about Fair Value of Financial Instruments to interim periods and requires entities to disclose the methods and significant assumptions used to

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The Company adopted this FSP in the first quarter of 2009. See note “7 – Fair Values of Assets and Liabilities,” for disclosures pursuant to FSP SFAS 107-1 and APB 28-1.

3.	Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$8,714	$169	$41	$8,842
Corporate debt securities	2,443	15	3	2,455
Non-agency residential mortgage-backed securities	2,678	—	739	1,939
Certificates of deposit	1,576	1	2	1,575
U.S. agency notes	1,386	4	—	1,390
Asset-backed securities	1,008	7	2	1,013
Commercial paper	35	—	—	35

Total securities available for sale	$17,840	$196	$787	$17,249

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$1,252	$22	$—	$1,274
Asset-backed securities	1,173	15	—	1,188
Corporate debt securities	255	4	—	259

Total securities held to maturity	$2,680	$41	$—	$2,721

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$8,203	$108	$82	$8,229
Corporate debt securities	1,762	2	31	1,733
Non-agency residential mortgage-backed securities	3,085	—	862	2,223
Certificates of deposit	925	—	3	922
U.S. agency notes	515	2	—	517
Asset-backed securities	866	—	44	822

Total securities available for sale	$15,356	$112	$1,022	$14,446

Securities held to maturity:
Asset-backed securities	$243	$1	$—	$244

Total securities held to maturity	$243	$1	$—	$244

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
June 30, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency residential mortgage-backed securities	$1,072	$10	$2,319	$31	$3,391	$41
Corporate debt securities	524	1	288	2	812	3
Non-agency residential mortgage-backed securities	—	—	1,934	739	1,934	739
Certificates of deposit	699	1	99	1	798	2
Asset-backed securities	210	1	266	1	476	2

Total securities with unrealized losses (1)	$2,505	$13	$4,906	$774	$7,411	$787

(1)	The number of investment positions with unrealized losses totaled 332.

	Less than 12 months		12 months or longer		Total
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency residential mortgage-backed securities	$2,231	$63	$381	$19	$2,612	$82
Corporate debt securities	477	11	436	20	913	31
Non-agency residential mortgage-backed securities	1,704	512	513	350	2,217	862
Certificates of deposit	647	3	—	—	647	3
Asset-backed securities	822	44	—	—	822	44

Total securities with unrealized losses	$5,881	$633	$1,330	$389	$7,211	$1,022

Unrealized losses in securities available for sale were $787 million as of June 30, 2009, and were concentrated in non-agency residential mortgage-backed securities. U.S. agency residential mortgage-backed securities do not have explicit credit ratings, however management considers these to be of the highest credit quality given the guarantee of principal and interest by the U.S. agencies. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined as loans to borrowers with a Fair Isaac & Company credit score of 620 or higher at origination), and “Alt-A” (defined as Prime loans with reduced documentation at origination). At June 30, 2009, the amortized cost and fair value of Alt-A mortgage-backed securities were $709 million and $382 million, respectively. Corporate debt securities at June 30, 2009, included $983 million of securities issued by financial institutions and guaranteed under the Federal Deposit Insurance Corporation Temporary Liquidity Guarantee Program.

Assessment of Other-Than-Temporary Impairment

Management evaluates whether securities available for sale and securities held to maturity are OTTI on a quarterly basis. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security or if the Company will be required to sell such security prior to any anticipated recovery. If management determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and then-current fair value. A security is also OTTI if management does not expect to recover the amortized cost of the security. However, if the Company does not intend to sell the security and will not be required to sell the security, management utilizes cash flow models to estimate the expected future cash flow from the securities and to assess the probability that the Company will experience a loss. In this circumstance, the impairment recognized in earnings equals the estimated credit losses as measured by the difference between the present value of expected cash flows and the amortized cost of the security. Expected cash flows are discounted using the security’s effective interest rate.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The evaluation of whether the Company expects to recover the amortized cost of a security is inherently judgmental. The evaluation includes the assessment of several bond performance indicators including: the portion of the underlying loans that are delinquent (30 days, 60 days, 90+ days), in bankruptcy, in foreclosure or converted to real estate owned; the actual amount of loss incurred on the underlying loans in which the property was foreclosed and sold; the amount of credit support provided by the structure of the security available to absorb credit losses on the underlying loans; the current credit ratings issued by either Standard & Poor’s, Fitch Ratings, or Moody’s; the current price and magnitude of the unrealized loss; and whether the Company has received all scheduled principal and interest payments.

Certain Alt-A and Prime mortgage-backed securities experienced deteriorating credit characteristics in the first half of 2009, including increased payment delinquencies and decreased prepayments due to the slowing of general economic activity and increased unemployment. Losses on foreclosures of underlying mortgages increased as a result of housing price declines. Management uses cash flow models to further assess the likelihood of other-than-temporary impairment for all Alt-A securities, as well as Prime securities with deteriorating bond performance indicators such as those described above. To develop the cash flow models, the Company uses forecasted loss severity, prepayment speeds (i.e. the rate at which the principal on underlying loans are paid down), and default rates over the securities’ remaining maturities. Forecasted home price fluctuations are an important variable in forecasting the expected loss severity and default rates. Based on these cash flow projections, management determined that it does not expect to recover all of the amortized cost of certain securities and therefore determined that these securities were OTTI.

The Company does not intend to sell these securities and it will not be required to sell these securities before anticipated recovery. The Company employs a buy and hold strategy relative to its mortgage-related securities. Further, the Company has an adequate liquidity position at June 30, 2009, with cash and cash equivalents totaling $9.4 billion, a loan-to-deposit ratio of 21%, adequate access to short-term borrowing facilities and regulatory capital ratios in excess of “well capitalized” levels. Because the Company does not intend to sell these securities and will not be required to sell these securities, the Company recognized an impairment charge equal to the securities’ expected credit losses of $13 million and $27 million during the second quarter and first half of 2009, respectively. The expected credit losses were measured as the difference between the present value of expected cash flows and the amortized cost of the securities.

As of June 30, 2009, the Company has not realized an actual credit loss on any of its residential mortgage-backed securities. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional future impairment charges.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The maturities of securities available for sale and securities held to maturity at June 30, 2009, are as follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Securities available for sale:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$206	$8,636	$8,842
Corporate debt securities	647	1,808	—	—	2,455
Non-agency residential mortgage-backed securities (1)	—	—	36	1,903	1,939
Certificates of deposit	1,275	300	—	—	1,575
U.S. agency notes	300	1,090	—	—	1,390
Asset-backed securities	—	684	329	—	1,013
Commercial Paper	35	—	—	—	35

Total fair value	$2,257	$3,882	$571	$10,539	$17,249
Total amortized cost	$2,257	$3,863	$567	$11,153	$17,840

Securities held to maturity:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$—	$1,274	$1,274
Asset-backed securities	—	923	265	—	1,188
Corporate debt securities	12	247	—	—	259

Total fair value	$12	$1,170	$265	$1,274	$2,721
Total amortized cost	$12	$1,150	$266	$1,252	$2,680

(1)

Mortgage-backed securities have been allocated over maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because a certain portion of loans underlying these securities require scheduled principal payments and borrowers have the right to prepay obligations.

Proceeds from sales of securities available for sale were $85 million in the second quarter and first half of 2009. Gross realized gains and losses on sales of securities available for sale were less than $500,000 in the second quarter and first half of 2009. There were no proceeds or gross realized gains or losses from the sale of securities available for sale in the second quarter and first half of 2008. Other-than-temporary impairment charges recognized in earnings were $13 million and $27 million in the second quarter and first half of 2009, respectively. There were no impairment charges recognized in earnings in the second quarter or first half of 2008. Realized gains and losses from sales of securities available for sale are included in other revenue. Impairment charges recognized in earnings are included in net impairment losses on securities.

The following table is a rollforward of the amount of credit losses recognized in earnings for OTTI securities held by the Company during the period for which a portion of the impairment was recognized in other comprehensive income:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Balance at beginning of period	$14	$—
Credit losses recognized into current period earnings on debt securities for which an other-than-temporary impairment was not previously recognized	5	27
Credit losses recognized into current period earnings on debt securities for which an other-than-temporary impairment was previously recognized	8	—

Balance at end of period	$27	$27

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

4.	Loans to Banking Clients and Related Allowance for Credit Losses

The composition of the loan portfolio is as follows:

	June 30, 2009	December 31, 2008
Residential real estate mortgages	$3,244	$3,195
Home equity lines of credit	3,083	2,662
Secured personal loans	233	187
Other	20	20

Total loans to banking clients	6,580	6,064
Allowance for credit losses	(41)	(20)

Total loans to banking clients – net	$6,539	$6,044

Included in the loan portfolio are nonaccrual loans totaling $17 million and $8 million at June 30, 2009 and December 31, 2008, respectively. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $20 million and $9 million at June 30, 2009 and December 31, 2008, respectively. There were no loans accruing interest that were contractually 90 days or more past due at June 30, 2009 or December 31, 2008. The amount of interest revenue that would have been earned on non-accrual loans, versus interest revenue recognized on these loans, was not material to the Company’s results of operations for the first halves of 2009 and 2008.

Changes in the allowance for credit losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$28	$9	$20	$7
Charge-offs	(4)	(1)	(5)	(1)
Recoveries	—	—	—	—
Provision for credit losses	17	4	26	6

Balance at end of period	$41	$12	$41	$12

5.	Long-term Debt

Long-term debt net of unamortized debt discounts, where applicable, consists of the following:

	June 30, 2009	December 31, 2008
Senior Notes	$747	$—
Senior Medium-Term Notes, Series A	458	458
Junior Subordinated Notes	235	300
Finance lease obligation	114	116
Fair value adjustment	6	9

Total long-term debt	$1,560	$883

In June 2009, the Company issued $750 million of Senior Notes that mature in 2014. The Senior Notes have a fixed interest rate of 4.950% with interest payable semiannually.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

In the first quarter of 2009, the Company repurchased $64 million of trust preferred securities related to its Junior Subordinated Notes for a cash payment of $38 million. The repurchase of the trust preferred securities was accounted for as an extinguishment of a portion of the Junior Subordinated Notes and resulted in a gain of $26 million.

6.	Commitments and Contingent Liabilities

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company satisfies the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the clearing houses, which are issued by multiple banks. At June 30, 2009, the aggregate face amount of these LOCs totaled $445 million. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At June 30, 2009, the aggregate face amount of these LOCs totaled $52 million. There were no funds drawn under any of these LOCs at June 30, 2009.

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

Auction Rate Securities Regulatory Inquiries: Schwab has been responding to industry wide inquiries from federal and state regulators regarding sales of auction rate securities to clients who were unable to sell their holdings when the normal auction process for those securities froze unexpectedly in February 2008. By letter dated July 17, 2009, Schwab was notified by the Office of the Attorney General of the State of New York of its intention to pursue civil claims against the firm; the letter alleges material misrepresentations and omissions by the firm regarding the risks of auction rate securities, and indicates that the attorney general’s office intends to seek injunctive relief, restitution, penalties and other damages. As reflected in a statement issued July 20, 2009, Schwab has responded that the allegations are without merit and that the firm intends to contest any charges.

YieldPlus Fund Litigation and Regulatory Inquiries: The Company is the subject of nine purported class action lawsuits filed between March and May 2008 on behalf of investors in the Schwab YieldPlus Fund® alleging violations of state law and federal securities law in connection with the fund’s investment policy, disclosures and fund marketing. Allegations include changes to the investment policy of the fund regarding limits on positions in mortgage-backed securities without obtaining a shareholder vote; inadequate disclosure of the risks associated with fund investments in mortgage-backed securities; inaccurate reporting of the fund’s weighted-average duration; and failure to disclose redemptions of positions in YieldPlus

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

by other Schwab investment funds. Defendants named in one or more of the lawsuits include the Company, Schwab, CSIM, the fund itself, Schwab Investments (registrant and issuer of the fund’s shares), Charles R. Schwab, Randall W. Merk (current president of the fund), and current and former trustees and officers of the fund and/or Schwab. Claimants seek unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, and costs and attorneys fees. On July 3, 2008, the U.S. District Court for the Northern District of California consolidated all nine lawsuits into a single action for purposes of pre-trial proceedings and appointed a group of fund investors as lead plaintiff. On October 2, 2008, plaintiffs filed a consolidated amended complaint which seeks certification of two separate classes of plaintiffs for the federal and state law claims. On February 4, 2009, the court denied defendants’ motion to dismiss plaintiffs’ federal law claims, dismissed all but one state law claim without prejudice, and lifted a stay on discovery. On May 15, 2009, the court denied plaintiffs’ request to amend those state law claims previously dismissed. On June 18, 2009, the court held a hearing on class certification to determine which investors in the fund are appropriate to include as plaintiffs in the class action; a decision of the court remains pending. Separately, the Company has been responding to investigations by federal and state regulators regarding these matters. At this time the Company is unable to estimate whether it will incur a liability or the range of any such liability in these matters; any liability could exceed the limits of applicable insurance policies.

Total Bond Market Fund Litigation: On August 28, 2008, a class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of investors in the Schwab Total Bond Market Fund™. The lawsuit, which alleges violations of state law and federal securities law in connection with the fund’s investment policy, names the fund, Schwab Investments (registrant and issuer of the fund’s shares), Schwab, and CSIM as defendants. Allegations include that the fund improperly deviated from its stated investment objectives by investing in collateralized mortgage obligations (CMOs) and investing more than 25% of fund assets in CMOs and mortgage-backed securities without obtaining a shareholder vote. Claimants seek unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, and costs and attorneys fees. On February 19, 2009, the court denied defendants’ motion to dismiss plaintiffs’ federal securities law claim, and dismissed certain state law claims with leave to amend. On April 27, 2009, the court issued a stay of proceedings while defendants appeal the court’s February 19, 2009 decision refusing to dismiss plaintiffs’ federal securities law claim, currently under review by the U.S. Court of Appeals for the Ninth Circuit.

SoundView Litigation: As part of the sale of Schwab Capital Markets L.P. and all of the outstanding capital stock of SoundView Technology Group, Inc. (SoundView), (collectively referred to as Schwab Soundview Capital Markets, or SSCM), to UBS Securities LLC and UBS Americas Inc. (collectively referred to as UBS), the Company agreed to indemnify UBS for certain litigation. SoundView and certain of its subsidiaries are among the numerous financial institutions named as defendants in multiple purported securities class actions filed in the United States District Court for the Southern District of New York (the IPO Allocation Litigation) between June and December 2001. The IPO Allocation Litigation was brought on behalf of persons who either directly or in the aftermarket purchased IPO securities between March 1997 and December 2000. The plaintiffs allege that SoundView entities and the other underwriters named as defendants required customers receiving allocations of IPO shares to pay excessive and undisclosed commissions on unrelated trades and to purchase shares in the aftermarket at prices higher than the IPO price, in violation of the federal securities laws. SoundView entities have been named in 31 of the actions, each involving a different company’s IPO, and had underwriting commitments in approximately 90 other IPOs that are the subject of lawsuits. SoundView entities have not been named as defendants in these cases, although the lead underwriters in those IPOs have asserted that depending on the outcome of the cases, SoundView entities may have indemnification or contribution obligations based on underwriting commitments in the IPOs. The parties, with the assent of the District Court, selected 17 cases as focus cases for the purpose of case-specific discovery, and on October 13, 2004, the District Court allowed six of the focus cases to proceed as class actions. Defendants appealed that decision to the United States Court of Appeals for the Second Circuit, which issued an order on December 5, 2006, reversing the District Court’s decision to allow the six focus cases to proceed as class actions. On April 6, 2007, the Court of Appeals denied the plaintiffs’ request for rehearing. In August and September 2007, plaintiffs filed amended class action complaints and renewed motions for class certification, which again seek approval for the cases to proceed as class actions. On March 26, 2008, the District Court denied defendants’ motion to dismiss the amended class action complaints, except with respect to certain claims of a limited number of plaintiffs who sold securities at prices in excess of the initial offering price or who purchased securities outside the class period. On June 9, 2009, the District Court preliminarily approved a global settlement reached with lead underwriters. The Company’s liability in connection with contribution amounts for SoundView entities under the proposed settlement would not be material.

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

•

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company did not have any financial assets or liabilities utilizing Level 3 inputs as of June 30, 2009 or December 31, 2008.

Assets and Liabilities Recorded at Fair Value

The Company’s assets recorded at fair value include certain investments segregated and on deposit for regulatory purposes, other securities owned, and securities available for sale. The Company uses prices obtained from an independent third-party pricing service to measure the fair value of certain investment securities. The Company validates prices received from the pricing service using various methods including comparison to prices received from additional pricing services, comparison to quoted market prices, where available, comparison to internal valuation models, and review of other relevant market data including implied yields of major categories of securities. The Company does not adjust the prices received from the independent third-party pricing service unless such prices are inconsistent with SFAS No. 157 and result in a material difference in the recorded amounts. At June 30, 2009 and December 31, 2008, the Company did not adjust prices received from the independent third-party pricing service. Liabilities recorded at fair value are not material.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value:

June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets
Investments segregated and on deposit for regulatory purposes
Certificates of deposit	$—	$2,525	$—	$2,525
Corporate debt securities	—	2,041	—	2,041
U.S. Government securities	—	1,701	—	1,701
Commercial paper	—	100	—	100

Total investments segregated and on deposit for regulatory purposes	—	6,367	—	6,367
Other securities owned
Schwab Funds® money market funds	226	—	—	226
Equity and bond mutual funds	94	—	—	94
State and municipal debt obligations	—	35	—	35
Equity, U.S. Government and corporate debt, and other securities	2	24	—	26

Total other securities owned	322	59	—	381
Securities available for sale
U.S. agency residential mortgage-backed securities	—	8,842	—	8,842
Corporate debt securities	—	2,455	—	2,455
Non-agency residential mortgage-backed securities	—	1,939	—	1,939
Certificates of deposit	—	1,575	—	1,575
U.S. agency notes	—	1,390	—	1,390
Asset-backed securities	—	1,013	—	1,013
Commercial paper	—	35	—	35

Total securities available for sale	—	17,249	—	17,249
Other assets (1)	—	10	—	10

Total assets at fair value	$322	$23,685	$—	$24,007

Liabilities
Accrued expenses and other liabilities (2)	$—	$2	$—	$2

(1)	Other assets recorded at fair value include derivative contracts.

(2)	Accrued expenses and other liabilities include securities sold, not yet purchased, and derivative contracts.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets
Investments segregated and on deposit for regulatory purposes
Certificates of deposit	$—	$3,888	$—	$3,888
Corporate debt securities	—	1,501	—	1,501
U.S. Government securities	—	1,190	—	1,190
Commercial paper	—	250	—	250

Total investments segregated and on deposit for regulatory purposes	—	6,829	—	6,829
Other securities owned
Schwab Funds® money market funds	440	—	—	440
Equity and bond mutual funds	135	—	—	135
State and municipal debt obligations	—	37	—	37
Equity, U.S. Government and corporate debt, and other securities	3	11	—	14

Total other securities owned	578	48	—	626
Securities available for sale
U.S. agency residential mortgage-backed securities	—	8,229	—	8,229
Corporate debt securities	—	1,733	—	1,733
Non-agency residential mortgage-backed securities	—	2,223	—	2,223
Certificates of deposit	—	922	—	922
U.S. agency notes	—	517	—	517
Asset-backed securities	—	822	—	822

Total securities available for sale	—	14,446	—	14,446
Other assets (1)	—	11	—	11

Total assets at fair value	$578	$21,334	$—	$21,912

Liabilities
Accrued expenses and other liabilities (2)	$2	$3	$—	$5

(1)	Other assets recorded at fair value include derivative contracts.

(2)	Accrued expenses and other liabilities include securities sold, not yet purchased, and derivative contracts.

Fair Value of Assets and Liabilities Not Recorded at Fair Value

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of assets and liabilities not recorded at fair value are described below. There were no significant changes in these methodologies or assumptions during the second half of 2009.

Cash and cash equivalents, receivables, payables, and accrued expenses and other liabilities include cash and highly liquid investments, receivables and payables from/ to brokers, dealers and clearing organizations, receivables and payables from/ to brokerage clients, and drafts, accounts, taxes, interest, and compensation payable. Assets and liabilities in these categories are short-term in nature and accordingly are recorded at amounts that approximate fair value.

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

Securities held to maturity include asset-backed securities collateralized by credit card and student loans and agency mortgage-backed securities. Securities held to maturity are recorded at amortized cost. The fair value of these securities is obtained using an independent third-party pricing service, as discussed above.

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

Long-term debt includes Senior Notes, Medium-Term Notes, and Junior Subordinated Notes, and a finance lease obligation. The fair value of the Company’s long-term debt is estimated using indicative, non-binding quotes from independent brokers.

Firm commitments to extend credit: The Company extends credit to banking clients through HELOC commitments. The Company considers the fair value of unused HELOC commitments to be not material because the interest rate earned on HELOC outstanding balances is based on the Prime rate and resets monthly. Future utilization of HELOC commitments will earn a then-current market interest rate. The Company does not charge a fee to maintain a HELOC.

The table below presents the Company’s fair value estimates for financial instruments excluding short-term financial assets and liabilities, for which carrying amounts approximate fair value, and excluding financial instruments recorded at fair value.

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Securities held to maturity	$2,680	$2,721	$243	$244
Loans to banking clients – net	$6,539	$5,670	$6,044	$5,389
Loans held for sale	$169	$174	$41	$42
Financial Liabilities:
Long-term debt	$1,560	$1,556	$883	$705

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

8.	Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$205	$295	$423	$600
Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities available for sale:
Unrealized gain (loss) on Non-OTTI securities	265	(11)	344	(207)
Unrealized loss on OTTI securities	(50)	—	(52)	—
OTTI charges recognized in earnings	13	—	27	—
Income tax effect	(90)	4	(128)	82

Total other comprehensive income (loss)	138	(7)	191	(125)

Comprehensive income	$343	$288	$614	$475

Accumulated other comprehensive loss represents cumulative gains and losses that are not reflected in earnings. Accumulated other comprehensive loss balances were:

	Net unrealized loss on securities available for sale		Foreign currency translation adjustment	Total accumulated other comprehensive loss
	Portion of unrealized loss on Non-OTTI securities	Portion of unrealized loss on OTTI securities
Balance at December 31, 2007	$(18)	$—	$1	$(17)
Net change	(125)	—	—	(125)

Balance at June 30, 2008	$(143)	$—	$1	$(142)

Balance at December 31, 2008	$(553)	$—	$—	$(553)
Reclassification of OTTI securities	97	(97)	—	—
Other net changes	191	—	—	191

Balance at June 30, 2009	$(265)	$(97)	$—	$(362)

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

9.	Earnings Per Share

Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Dilutive potential common shares are determined using the treasury stock method, and include outstanding stock options and unvested restricted stock awards. EPS under the basic and diluted computations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income available to common shareholders (1)	$205	$295	$423	$600

Weighted-average common shares outstanding – basic	1,156	1,145	1,154	1,147
Common stock equivalent shares related to stock incentive plans	4	9	4	10

Weighted-average common shares outstanding – diluted (2)	1,160	1,154	1,158	1,157

Basic EPS:
Income from continuing operations	$.18	$.27	$.37	$.54
Loss from discontinued operations, net of tax	$—	$(.01)	$—	$(.02)
Net income	$.18	$.26	$.37	$.52
Diluted EPS:
Income from continuing operations	$.18	$.27	$.36	$.53
Loss from discontinued operations, net of tax	$—	$(.01)	$—	$(.01)
Net income	$.18	$.26	$.36	$.52

(1)	Net income available to participating securities (unvested restricted shares) was not material for the second quarters and first halves of 2009 or 2008.

(2)

Total antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS were 39 million and 22 million shares for the second quarters of 2009 and 2008, respectively, and 39 million and 23 million shares for the first halves of 2009 and 2008, respectively.

10.	Regulatory Requirements

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

Schwab Bank is required to maintain a capital level that at least equals minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. At June 30, 2009, CSC and Schwab Bank met the capital level requirements.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The regulatory capital and ratios for Schwab Bank at June 30, 2009, are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$2,339	16.8%	$555	4.0%	$833	6.0%
Total Capital	$2,381	17.2%	$1,111	8.0%	$1,388	10.0%
Leverage	$2,339	6.8%	$1,380	4.0%	$1,725	5.0%
Tangible Equity	$2,339	6.8%	$690	2.0%	N/A

N/A Not applicable.

Based on its regulatory capital ratios at June 30, 2009, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events since June 30, 2009, that management believes have changed Schwab Bank’s capital category.

Schwab is subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule). Schwab computes net capital under the alternative method permitted by the Uniform Net Capital Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. At June 30, 2009, 2% of aggregate debits was $170 million, which exceeded the minimum dollar requirement for Schwab of $250,000. At June 30, 2009, Schwab’s net capital was $1.1 billion (13% of aggregate debit balances), which was $909 million in excess of its minimum required net capital and $654 million in excess of 5% of aggregate debit balances. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Financial information for the Company’s reportable segments is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues:
Investor Services	$705	$873	$1,411	$1,737
Institutional Services	380	432	785	871
Unallocated	—	3	—	7

Total net revenues	$1,085	$1,308	$2,196	$2,615

Income from continuing operations before taxes on income:
Investor Services	$216	$332	$458	$654
Institutional Services	146	180	318	367
Unallocated	(27)	2	(86)	1

Income from continuing operations before taxes on income	335	514	690	1,022
Taxes on income	(130)	(201)	(267)	(404)
Loss from discontinued operations, net of tax	—	(18)	—	(18)

Net income	$205	$295	$423	$600

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key financial and non-financial metrics in evaluating the Company’s financial position and operating performance. Results for the second quarters and first halves of 2009 and 2008 are shown in the following table:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2009	2008		2009	2008
Client Activity Metrics:
Net new client assets (in billions)	$17.3	$26.0	(33%)	$42.6	$67.3	(37%)
Client assets (in billions, at quarter end)	$1,224.3	$1,396.9	(12%)
Clients’ daily average trades (in thousands)	349.7	299.4	17%	354.4	312.9	13%

Company Financial Metrics:
Net revenues	$1,085	$1,308	(17%)	$2,196	$2,615	(16%)
Expenses excluding interest	750	794	(6%)	1,506	1,593	(5%)

Income from continuing operations before taxes on income	335	514	(35%)	690	1,022	(32%)
Taxes on income	(130)	(201)	(35%)	(267)	(404)	(34%)

Income from continuing operations	205	313	(35%)	423	618	(32%)
Loss from discontinued operations, net of tax	—	(18)	N/M	—	(18)	N/M

Net income	$205	$295	(31%)	$423	$600	(30%)

Earning per share from continuing operations – diluted	$.18	$.27	(33%)	$.36	$.53	(32%)
Earnings per share – diluted	$.18	$.26	(31%)	$.36	$.52	(31%)
Net revenue (decline) growth from prior year	(17%)	9%		(16%)	11%
Pre-tax profit margin from continuing operations	30.9%	39.3%		31.4%	39.1%
Return on stockholders’ equity (annualized)	18%	32%		20%	31%
Annualized net revenue per average full-time equivalent employee (in thousands)	$356	$390	(9%)	$351	$391	(10%)

N/M Not meaningful.

Economic and market conditions remained challenging in the second quarter of 2009, marked by tight credit markets, continued liquidity concerns, increases in home foreclosures and delinquencies, and unsettled equity markets. Although the Nasdaq Composite Index, the Standard and Poor’s 500 Index, and the Dow Jones Industrial Average increased 20%, 15%, and 11%, respectively, during the second quarter, these indices ended the quarter down 20%, 28%, and 26%, respectively, from the second quarter of 2008. In addition, the depressed interest rate environment continued in the second quarter as the federal funds rate remained unchanged at a range of zero to 0.25% and the three-month LIBOR decreased by 65 basis points from 1.27% in March 2009 to 0.62% in June 2009.

During the second quarter of 2009, clients remained actively engaged with the Company. Clients’ daily average trades increased 17% on a year-over-year basis to 349,700 in the second quarter of 2009. Net new client assets totaled $17.3 billion in the second quarter of 2009, down 33% from the second quarter of 2008. Lower equity valuations affected total client assets, which ended the second quarter of 2009 at $1.22 trillion, down 12% from the prior year.

Net revenues decreased by 17% and 16% in the second quarter and first half of 2009 compared to the same periods in 2008, respectively, primarily due to the decreases in asset management and administration fees and net interest revenue, which resulted from lower equity valuations and the low interest rate environment. The decrease in net revenues was partially offset by the increase in trading revenue. For the first half of 2009, the decrease in net revenues was partially offset by the recognition of a $26 million gain on the repurchase of a portion of the Company’s long-term debt in the first quarter of 2009.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net revenues were also negatively impacted by net impairment charges of $13 million and $27 million in the second quarter and first half of 2009, respectively, relating to certain residential mortgage-backed securities available for sale.

Expenses excluding interest decreased by 6% and 5% in the second quarter and first half of 2009 compared to the same periods in 2008, respectively, due to decreases in compensation and benefits expense, professional services expense, and advertising and market development expense, partially offset by increases in occupancy and equipment expense and other expense. Expenses excluding interest in the second quarter and first half of 2009 include total facilities and severance charges of $40 million and $99 million, respectively, relating to the Company’s cost reduction measures. Additionally, the Company incurred a $16 million Federal Deposit Insurance Corporation (FDIC) special industry assessment in the second quarter. Expenses excluding interest in the second quarter and first half of 2009 were reduced by a net credit of $2 million and $13 million, respectively, relating to insurance recoveries of certain charges for individual client complaints and arbitration claims relating to Schwab YieldPlus Fund investments.

As a result of the Company’s cost reduction measures and ongoing expense discipline, the Company achieved a pre-tax profit margin of 30.9% and return on stockholders’ equity of 18% in the second quarter of 2009. Annualized net revenue per average full-time equivalent employee decreased 9% and 10% in the second quarter and first half of 2009 due to lower net revenues, partially offset by the decrease in average full-time equivalent employees.

CURRENT MARKET ENVIRONMENT

The market conditions discussed above continue to negatively impact the Company’s revenues.

The Company earns mutual fund service fees and asset management fees based upon daily balances of certain client assets. Fluctuations in these client asset balances caused by changes in equity valuations directly impact the amount of fee revenue earned by the Company. If reduced equity valuations continue in 2009, asset management and administration fees will be negatively impacted on a year-over-year basis. Additionally, mutual fund service fees may be further reduced if the current interest rate environment persists. The overall yields on certain money market mutual funds have fallen to levels at or below the management fees on those funds, and the Company is waiving a portion of its fees in order to continue providing some return to clients. To the extent these and other money market mutual funds find it necessary to replace maturing securities with lower yielding securities on an ongoing basis, the amount of fees waived may increase.

Given the low interest rate environment, the Company’s revenue from interest-earning assets, such as securities held and loans to clients, has been declining more than the rates that the Company pays on funding sources, such as customer deposits. The Company’s ability to reduce those rates has been limited as short-term rates have approached zero. Continuation of the current interest rate environment through 2009 will negatively impact net interest revenue on a year-over-year basis.

The level at which clients utilize margin loans will also impact net interest revenue. Although the average balance of margin loans for the second quarter of 2009 increased $168 million, or 3%, from the first quarter of 2009, the average balance decreased by $5.4 billion, or 47%, from the second quarter of 2008. The average yield earned on margin loans decreased to 5.25% for the second quarter of 2009 from 5.52% for the first quarter of 2009 and from 5.77% for the second quarter of 2008. The average balance of margin loans decreased in the first half of 2009 by $5.3 billion, or 46%, from the first half of 2008 and the average yield earned on margin loans decreased to 5.39% from 6.13% for the same periods.

The Company recorded net impairment charges of $13 million and $27 million related to certain non-agency residential mortgage-backed securities in the second quarter and first half of 2009, respectively, due to credit deterioration of the securities’ underlying collateral. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional future impairment charges.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

The following discussion presents an analysis of the Company’s results of operations for the second quarter and first half of 2009 compared to the same periods in 2008.

Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. Asset management and administration fees and net interest revenue decreased while trading revenue increased in the second quarter and first half of 2009 compared to the same periods in 2008.

Three Months Ended June 30,		2009		2008
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Mutual fund service fees:
Proprietary funds (Schwab Funds® and Laudus Funds®)	(15%)	$269	25%	$315	24%
Mutual Fund OneSource®	(32%)	105	10%	155	12%
Clearing and other	(24%)	22	2%	29	2%
Investment management and trust fees	(31%)	64	6%	93	7%
Other	—	26	2%	26	2%

Asset management and administration fees	(21%)	486	45%	618	47%

Net interest revenue
Interest revenue	(24%)	361	33%	478	37%
Interest expense	16%	(59)	(5%)	(51)	(4%)

Net interest revenue	(29%)	302	28%	427	33%

Trading revenue
Commissions	17%	233	21%	199	16%
Principal transactions	26%	39	4%	31	2%

Trading revenue	18%	272	25%	230	18%

Other	15%	38	3%	33	2%

Net impairment losses on securities	N/M	(13)	(1%)	—	—

Total net revenues	(17%)	$1,085	100%	$1,308	100%

N/M Not meaningful.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Six Months Ended June 30,		2009		2008
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Mutual fund service fees:
Proprietary funds (Schwab Funds® and Laudus Funds®)	(10%)	$573	26%	$637	24%
Mutual Fund OneSource®	(36%)	195	9%	303	12%
Clearing and other	(26%)	43	2%	58	2%
Investment management and trust fees	(30%)	129	6%	183	7%
Other	(4%)	48	2%	50	2%

Asset management and administration fees	(20%)	988	45%	1,231	47%

Net interest revenue
Interest revenue	(28%)	707	32%	988	38%
Interest expense	(30%)	(99)	(4%)	(142)	(6%)

Net interest revenue	(28%)	608	28%	846	32%

Trading revenue
Commissions	12%	462	21%	412	15%
Principal transactions	8%	69	3%	64	3%

Trading revenue	12%	531	24%	476	18%

Other	55%	96	4%	62	3%

Net impairment losses on securities	N/M	(27)	(1%)	—	—

Total net revenues	(16%)	$2,196	100%	$2,615	100%

N/M Not meaningful.

Asset Management and Administration Fees

Asset management and administration fees include mutual fund service fees and fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for transfer agent services, shareholder services, administration, and investment management provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. These fees are based upon the daily balances of client assets invested in third-party funds and the Company’s proprietary funds. The Company also earns asset management fees for advisory and managed account services, which are based on the daily balances of client assets subject to the specific fee for service. The fair values of client assets, which include proprietary and third-party mutual funds, are based on quoted market prices and other observable market data. Asset management and administration fees may vary with changes in the balances of client assets due to market fluctuations and client activity. For discussion of the impact of current market conditions on asset management and administration fees, see “Current Market Environment”.

Asset management and administration fees decreased by $132 million, or 21%, and $243 million, or 20%, in the second quarter and first half of 2009 compared to the same periods in 2008, respectively, primarily due to decreases in mutual fund service fees and investment management and trust fees, which resulted from lower equity valuations of client assets and an increase in money market mutual fund waivers due to the low interest rate environment.

Mutual fund service fees decreased by $103 million, or 21%, and $187 million, or 19%, in the second quarter and first half of 2009 compared to the same periods in 2008, respectively. The decrease was primarily due to a 24% decrease in the Company’s Mutual Fund OneSource client asset balances, a 22% decrease in mutual fund clearing services client asset balances, and a 4% decrease in the Company’s proprietary funds client asset balances. Given the low interest rate environment in the second quarter and first half of 2009, the overall yields on certain of the Company’s money market mutual funds have fallen to levels at or below the management fees on those funds. As a result, the Company waived a

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

portion of its fees which totaled $30 million and $36 million in the second quarter and first half of 2009, respectively, in order to provide some return to clients.

Investment management and trust fees decreased by $29 million, or 31%, and $54 million, or 30%, in the second quarter and first half of 2009 compared to the same periods in 2008, respectively, primarily due to lower client asset balances participating in advisory and managed account services programs, as well as temporary fee waivers relating to these programs which totaled $14 million and $18 million in the second quarter and first half of 2009, respectively.

Net Interest Revenue

Net interest revenue is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. The Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets generally reprice more quickly than interest-bearing liabilities). When interest rates fall, the Company attempts to mitigate some of this negative impact by extending the maturities of assets in investment portfolios to lock-in asset yields as well as by lowering rates paid to clients on interest-bearing liabilities. Since the Company establishes the rates paid on certain brokerage client cash balances and deposits from banking clients, as well as the rates charged on receivables from brokerage clients, and also controls the composition of its investment securities, it has some ability to manage its net interest spread. However, the spread is influenced by external factors such as the interest rate environment and competition. For discussion of the impact of current market conditions on net interest revenue, see “Current Market Environment.”

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

The amount of excess cash held in certain Schwab brokerage client accounts that is swept into deposit accounts at Charles Schwab Bank (Schwab Bank) has increased significantly since the program’s inception in 2003. Additionally, balances in Schwab Bank’s investor checking and investor savings deposit accounts have grown significantly since the products were introduced in 2005 and the beginning of 2009, respectively. Average interest-bearing deposits from banking clients increased $10.9 billion, or 59%, in the second quarter of 2009 and $10.4 billion, or 63%, in the first half of 2009, compared to the same periods in 2008. The average balance of securities available for sale increased $6.2 billion, or 57%, in the second quarter of 2009 and $6.8 billion, or 72%, in the first half of 2009, while the average balance of loans to banking clients increased $1.9 billion, or 43%, and $2.2 billion, or 54%, in the same periods.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheet:

Three Months Ended June 30,	2009			2008
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$8,462	$10	0.47%	$4,935	$32	2.61%
Cash and investments segregated	16,287	22	0.54%	10,247	68	2.67%
Broker-related receivables (1)	329	—	0.17%	510	2	1.58%
Receivables from brokerage clients	6,262	82	5.25%	11,709	168	5.77%
Securities available for sale (2)	17,056	128	3.01%	10,860	116	4.30%
Securities held to maturity	986	10	4.07%	—	—	—
Loans to banking clients	6,470	59	3.66%	4,535	54	4.79%
Loans held for sale	148	2	5.42%	89	1	4.52%

Total interest-earning assets	56,000	313	2.24%	42,885	441	4.14%

Other interest revenue		48			37

Total interest-earning assets	$56,000	$361	2.58%	$42,885	$478	4.48%

Funding sources:
Deposits from banking clients	$29,423	$26	0.35%	$18,507	$21	0.46%
Payables to brokerage clients	17,459	1	0.02%	15,031	9	0.24%
Short-term borrowings (3)	—	—	—	95	—	2.17%
Long-term debt	1,028	15	5.85%	894	15	6.75%

Total interest-bearing liabilities	47,910	42	0.35%	34,527	45	0.52%

Non-interest-bearing funding sources	8,090			8,358
Provision for credit losses		17			4
Other interest expense		—			2

Total funding sources	$56,000	$59	0.42%	$42,885	$51	0.48%

Net interest revenue		$302	2.16%		$427	4.00%

(1)	Includes receivables from brokers, dealers, and clearing organizations. Interest revenue on broker-related receivables was less than $500,000 in the second quarter of 2009.

(2)	Amounts have been calculated based on amortized cost.

(3)	Interest expense on short-term borrowings was less than $500,000 in the second quarter of 2008.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheet:

Six Months Ended June 30,	2009			2008
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$6,996	$20	0.58%	$5,048	$81	3.23%
Cash and investments segregated	15,424	51	0.67%	10,271	167	3.27%
Broker-related receivables (1)	341	—	0.27%	534	6	2.26%
Receivables from brokerage clients	6,178	165	5.39%	11,456	349	6.13%
Securities available for sale (2)	16,368	262	3.23%	9,537	215	4.53%
Securities held to maturity	716	15	4.22%	—	—	—
Loans to banking clients	6,346	116	3.69%	4,116	102	4.98%
Loans held for sale	147	4	5.49%	85	2	4.73%

Total interest-earning assets	52,516	633	2.43%	41,047	922	4.52%

Other interest revenue		74			66

Total interest-earning assets	$52,516	$707	2.71%	$41,047	$988	4.84%

Funding sources:
Deposits from banking clients	$26,994	$41	0.31%	$16,570	$57	0.69%
Payables to brokerage clients	16,843	2	0.02%	15,174	44	0.58%
Short-term borrowings (3)	—	—	—	48	—	2.17%
Long-term debt	932	29	6.27%	898	30	6.72%

Total interest-bearing liabilities	44,769	72	0.32%	32,690	131	0.81%

Non-interest-bearing funding sources	7,747			8,357
Provision for credit losses		26			6
Other interest expense		1			5

Total funding sources	$52,516	$99	0.38%	$41,047	$142	0.70%

Net interest revenue		$608	2.33%		$846	4.14%

(1)	Includes receivables from brokers, dealers, and clearing organizations. Interest revenue on broker-related receivables was less than $500,000 in the first half of 2009.

(2)	Amounts have been calculated based on amortized cost.

(3)	Interest expense on short-term borrowings was less than $500,000 in the first half of 2008.

Net interest revenue decreased in the second quarter and first half of 2009 compared to the same periods in 2008, due to the impact of a decrease in the average net interest yield in the current periods. As a result of the low interest rate environment in the second quarter and first half of 2009, the Company experienced declines in the yields of almost all interest-earning assets compared to the second quarter and first half of 2008. The average rates on deposits to banking clients and payables to brokerage clients were reduced in the second quarter and first half of 2009 compared to the second quarter and first half of 2008.

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

Trading revenue increased by $42 million, or 18%, and $55 million, or 12%, in the second quarter and first half of 2009 compared to the same periods in 2008, respectively, due to higher daily average revenue trades and higher investment gains, offset by lower average revenue earned per revenue trade.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

As shown in the following table, daily average revenue trades increased 18% and 14% in the second quarter and first half of 2009, respectively. The increase in daily average revenue trades was due to higher volumes of equity, principal transaction, and mutual fund trades, offset by a lower volume of option trades. Average revenue earned per revenue trade decreased 4% and 3% in the second quarter and first half of 2009, respectively, primarily due to lower average revenue earned per revenue trade for principal transactions and mutual funds.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2009	2008	Change	2009	2008	Change
Daily average revenue trades (in thousands) (1)	301.2	254.7	18%	302.1	264.4	14%
Number of trading days	63.0	64.0	(2%)	124.0	125.0	(1%)
Average revenue earned per revenue trade	$13.84	$14.38	(4%)	$13.95	$14.42	(3%)

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

Other Revenue

Other revenue includes gains on repurchases of long-term debt, gains and losses on sales of loans held for sale, service fees, and software maintenance fees. Other revenue increased by $34 million, or 55%, in the first half of 2009 from the first half of 2008 primarily due to the recognition of a gain on the repurchase of a portion of the Company’s long-term debt in the first quarter of 2009. The Company repurchased $64 million of trust preferred securities related to its Junior Subordinated Notes for a cash payment of $38 million in the first quarter of 2009. The repurchase of the trust preferred securities was accounted for as an extinguishment of a portion of the Junior Subordinated Notes and resulted in a gain of $26 million.

Net Impairment Losses on Securities

The Company recorded net impairment charges of $13 million and $27 million related to certain non-agency residential mortgage-backed securities in the second quarter and first half of 2009, respectively, due to credit deterioration of the securities’ underlying collateral. See note “3 – Securities Available for Sale and Securities Held to Maturity” for further discussion.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses Excluding Interest

As shown in the table below, expenses excluding interest decreased in the second quarter and first half of 2009 compared to the same periods in 2008, due to decreases in compensation and benefits expense, professional services expense, and advertising and market development expense, partially offset by increases in occupancy and equipment expense and other expense.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2009	2008	Change	2009	2008	Change
Compensation and benefits	$377	$438	(14%)	$802	$875	(8%)
Professional services	64	84	(24%)	124	168	(26%)
Occupancy and equipment	97	72	35%	178	146	22%
Advertising and market development	49	58	(16%)	107	134	(20%)
Communications	54	52	4%	107	104	3%
Depreciation and amortization	41	37	11%	83	75	11%
Other	68	53	28%	105	91	15%

Total expenses excluding interest	$750	$794	(6%)	$1,506	$1,593	(5%)

Expenses as a percentage of total net revenues:
Total expenses excluding interest	69%	61%		69%	61%
Advertising and market development	5%	4%		5%	5%

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Compensation and benefits expense decreased by $61 million, or 14%, and $73 million, or 8%, in the second quarter and first half of 2009 compared to the same periods in 2008, respectively, due to decreases in incentive compensation and salaries and wages expense. The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2009	2008	Change	2009	2008	Change
Salaries and wages	$226	$255	(11%)	$499	$505	(1%)
Incentive compensation (1)	85	117	(27%)	170	233	(27%)
Employee benefits and other	66	66	—	133	137	(3%)

Total compensation and benefits expense	$377	$438	(14%)	$802	$875	(8%)

Compensation and benefits expense as a percentage of total net revenues:
Salaries and wages	21%	19%		23%	19%
Incentive compensation	8%	9%		8%	9%
Employee benefits and other	6%	5%		6%	5%

Total compensation and benefits expense	35%	33%		37%	33%

Full-time equivalent employees (in thousands) (2)
At quarter end	12.1	13.4	(10%)
Average	12.2	13.4	(9%)	12.5	13.4	(7%)

(1)	Includes incentives, discretionary bonus costs, stock-based compensation, and employee stock purchase plan expense.

(2)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

Salaries and wages decreased in the second quarter and first half of 2009 compared to the same periods in 2008 primarily due to lower expense as a result of decreases in full-time employees and persons employed on a contract basis. The decrease in salaries and wages in the first half of 2009 was offset by severance expense of $56 million relating to the Company’s cost reduction measures.

Incentive compensation decreased in the second quarter and first half of 2009 compared to the same periods in 2008 primarily due to lower discretionary bonus costs and variable compensation based on actual performance in the second quarter and first half of 2009. In addition, incentive compensation in the second quarter and first half of 2008 included long-term incentive plan compensation. The last performance period under the Company’s long-term incentive program ended on December 31, 2008.

Expenses Excluding Compensation and Benefits

Professional services expense decreased in the second quarter and first half of 2009 compared to the same periods in 2008 primarily due to a decrease in fees paid to outsourced service providers and consultants.

Occupancy and equipment expense in the second quarter and first half of 2009 included facilities charges of $28 million and $43 million, respectively, relating to the Company’s cost reduction measures.

Advertising and market development expense decreased in the second quarter and first half of 2009 compared to the same periods in 2008 due to lower media spending relating to the Company’s “Talk to Chuck TM” national advertising campaign. Media spending decreased by $7 million and $17 million and marketing expense decreased by $2 million and $10 million in the second quarter and first half of 2009, respectively.

Other expense increased primarily due to a $16 million FDIC special industry assessment and higher FDIC insurance premiums in the second quarter of 2009, partially offset by a decrease in employee travel expenses. Other expense in the second quarter and first half of 2009 also included charges of $2 million and $21 million, respectively, for individual client

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

complaints and arbitration claims relating to Schwab YieldPlus Fund® investments. These expenses were offset by $4 million and $34 million of insurance recoveries, resulting in a net credit of $2 million and $13 million for the second quarter and first half of 2009, respectively.

Taxes on Income

The Company’s effective income tax rate on income from continuing operations before taxes was 38.8% and 39.1% for the second quarters of 2009 and 2008, respectively. The Company’s effective income tax rate on income from continuing operations before taxes was 38.7% and 39.5% for the first half of 2009 and 2008, respectively. The decrease in the second quarter and first half of 2009 was primarily due to lower effective state income tax rates.

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

Financial information for the Company’s reportable segments is presented in the following table:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2009	2008	Change	2009	2008	Change
Investor Services:
Net revenues	$705	$873	(19%)	$1,411	$1,737	(19%)
Expenses excluding interest	489	541	(10%)	953	1,083	(12%)

Contribution margin	$216	$332	(35%)	$458	$654	(30%)

Institutional Services:
Net revenues	$380	$432	(12%)	$785	$871	(10%)
Expenses excluding interest	234	252	(7%)	467	504	(7%)

Contribution margin	$146	$180	(19%)	$318	$367	(13%)

Unallocated:
Net revenues	$—	$3	N/M	$—	$7	N/M
Expenses excluding interest	27	1	N/M	86	6	N/M

Contribution margin	$(27)	$2	N/M	$(86)	$1	N/M

Total:
Net revenues	$1,085	$1,308	(17%)	$2,196	$2,615	(16%)
Expenses excluding interest	750	794	(6%)	1,506	1,593	(5%)

Contribution margin	$335	$514	(35%)	$690	$1,022	(32%)

N/M Not meaningful.

Investor Services

Net revenues decreased by $168 million, or 19%, and $326 million, or 19%, in the second quarter and first half of 2009 compared to the same periods in 2008, respectively, due to decreases in asset management and administration fees and net interest revenue, offset by increases in trading revenue and other revenue. Asset management and administration fees

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

decreased as a result of lower equity valuations of client assets and an increase in money market mutual fund waivers due to the low interest rate environment. Net interest revenue decreased primarily due to the impact of a decrease in the average net yield earned on interest-earning assets as a result of the low interest rate environment. Trading revenue increased due to higher daily average revenue trades, partially offset by lower average revenue earned per revenue trade. Other revenue increased due to the recognition of a gain on the repurchase of a portion of the Company’s long-term debt in the first quarter of 2009, offset by net impairment charges on investments in the Company’s securities available for sale portfolio. Expenses excluding interest decreased by $52 million, or 10%, and $130 million, or 12%, in the second quarter and first half of 2009 compared to the same periods in 2008, respectively, primarily due to lower compensation and benefits, professional services, and advertising and market development expenses, offset by an FDIC special industry assessment in the second quarter of 2009. Expenses excluding interest in the second quarter and first half of 2009 were also reduced by a net credit resulting from recording insurance recoveries of charges for individual client complaints and arbitration claims relating to Schwab YieldPlus Fund® investments.

Institutional Services

Net revenues decreased by $52 million, or 12%, and $86 million, or 10%, in the second quarter and first half of 2009 compared to the same periods in 2008, respectively, due to decreases in asset management and administration fees and net interest revenue, partially offset by an increase in trading revenue. Asset management and administration fees decreased as a result of lower equity valuations of client assets. Net interest revenue decreased primarily due to the impact of a decrease in the average net yield earned on interest-earning assets as a result of the low interest rate environment. Trading revenue increased due to higher daily average revenue trades, partially offset by lower average revenue earned per revenue trade. Net revenues in the first half of 2009 included the recognition of a gain on the repurchase of a portion of the Company’s long-term debt in the first quarter of 2009. Expenses excluding interest decreased by $18 million, or 7%, and $37 million, or 7%, in the second quarter and first half of 2009 compared to the same periods in 2008, respectively, primarily due to lower compensation and benefits and professional services expenses, offset by an FDIC special industry assessment in the second quarter of 2009.

Unallocated

Expenses excluding interest in the second quarter and first half of 2009 include facilities and severance charges relating to the Company’s cost reduction measures.

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

Liquidity

CSC

As a savings and loan holding company, CSC is not subject to specific statutory capital requirements. However, CSC is required to maintain capital that is sufficient to support the holding company and its subsidiaries’ business activities, and the risks inherent in those activities. To manage capital adequacy, CSC currently utilizes a target Tier 1 Leverage Ratio, as defined by the Board of Governors of the Federal Reserve System, of at least 6%. At June 30, 2009, CSC’s Tier 1 Leverage Ratio was 7.9%.

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

CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), Junior Subordinated Notes, and Senior Notes, as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes, of which $458 million was outstanding at June 30, 2009, have maturities ranging from 2009 to 2017 and fixed interest rates ranging from 6.375% to 8.05% with interest payable semiannually. The Medium-Term Notes are rated A2 by Moody’s Investors Service (Moody’s), A by Standard & Poor’s Ratings Group (S&P), and A by Fitch Ratings, Ltd. (Fitch). At June 30, 2009, $236 million of Junior Subordinated Notes were outstanding and have a fixed interest rate of 7.50% until 2017 and a floating rate thereafter. The Junior Subordinated Notes are not rated, however the trust preferred securities related to these notes are rated A3 by Moody’s, BBB+ by S&P, and A- by Fitch. In the first quarter of 2009, CSC repurchased $64 million of trust preferred securities related to its Junior Subordinated Notes for a cash payment of $38 million. The repurchase of the trust preferred securities was accounted for as an extinguishment of a portion of the Junior Subordinated Notes and resulted in a gain of $26 million.

CSC has a universal automatic shelf registration statement on file with the SEC which enables CSC to issue debt, equity and other securities. In June 2009, the Company issued $750 million of Senior Notes that mature in 2014 under this registration statement. The Senior Notes have a fixed interest rate of 4.950% with interest payable semiannually. The Senior Notes are rated A2 by Moody’s, A by S&P, and A by Fitch.

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and is not subject to voluntary prepayment. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no Commercial Paper Notes outstanding at June 30, 2009. CSC’s ratings for these short-term borrowings are P-1 by Moody’s, A-1 by S&P, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of 12 banks which is scheduled to expire in June 2010. This facility replaced a similar facility that expired in June 2009. These facilities were unused during the first half of 2009. The funds under this facility are available for general corporate purposes, including repayment of the Commercial Paper Notes discussed above. If any Commercial Paper Notes are outstanding, the amount of this facility that CSC could use for other general corporate purposes will be reduced. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity. At June 30, 2009, the minimum level of stockholders’ equity required under this facility was $3.1 billion. Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $689 million of the $739 million uncommitted, unsecured bank credit lines discussed below, that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used by CSC during the second quarter of 2009.

In addition, Schwab provides CSC with a $1.0 billion credit facility maturing in December 2009. No funds were drawn under this facility at June 30, 2009.

Schwab

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At June 30, 2009, Schwab’s net capital was $1.1 billion (13% of aggregate debit balances), which was $909 million in excess of its minimum required net capital and $654 million in excess of 5% of aggregate debit balances.

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

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $20.8 billion and $19.2 billion at June 30, 2009 and December 31, 2008, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $114 million at June 30, 2009, is being reduced by a portion of the lease payments over the remaining lease term of approximately 15 years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of five banks totaling $739 million at June 30, 2009. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earning investments, and movements of cash to meet segregation requirements. Schwab used such borrowings for three days during the first half of 2009, with daily amounts borrowed averaging $12 million. There were no borrowings outstanding under these lines at June 30, 2009.

To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured standby letter of credit agreements (LOCs) with six banks in favor of the OCC aggregating $445 million at June 30, 2009. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At June 30, 2009, the aggregate face amount of these LOCs totaled $52 million. There were no funds drawn under any of these LOCs during the first half of 2009.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility which is scheduled to expire in March 2010. The amount outstanding under this facility at June 30, 2009, was $220 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $1.5 billion credit facility which is scheduled to expire in 2011. Borrowings under this facility do not qualify as regulatory capital for Schwab. There were no funds drawn under this facility at June 30, 2009.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab Bank

Schwab Bank is required to maintain a capital level that at least equals minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. Based on its regulatory capital ratios at June 30, 2009, Schwab Bank is considered well capitalized. Schwab Bank’s regulatory capital and ratios are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
June 30, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$2,339	16.8%	$555	4.0%	$833	6.0%
Total Capital	$2,381	17.2%	$1,111	8.0%	$1,388	10.0%
Leverage	$2,339	6.8%	$1,380	4.0%	$1,725	5.0%
Tangible Equity	$2,339	6.8%	$690	2.0%	N/A

N/A Not applicable.

Schwab Bank’s current liquidity needs are generally met through deposits from banking clients and equity capital.

The excess cash held in certain Schwab brokerage client accounts is swept into deposit accounts at Schwab Bank. At June 30, 2009, these balances totaled $20.6 billion.

Additionally, Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Schwab Bank has access to short-term funding through the Federal Reserve Bank (FRB) discount window. Amounts available under the FRB discount window are dependent on the amount of certain of Schwab Bank’s securities available for sale and securities held to maturity that are pledged as collateral. At June 30, 2009, $1.0 billion was available under this arrangement. There were no funds drawn under this arrangement during the first half of 2009.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System (FHLB). Amounts available under this facility are dependent on the amount of Schwab Bank’s home equity lines of credit that are pledged as collateral. At June 30, 2009, $565 million was available under this facility. There were no funds drawn under this facility during the first half of 2009.

CSC provides Schwab Bank with a $100 million short-term credit facility which is scheduled to expire in December 2009. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. There were no funds drawn under this facility during the first half of 2009.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio of less than 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at June 30, 2009, was $6.2 billion, up $1.2 billion, or 25%, from December 31, 2008.

At June 30, 2009, the Company had long-term debt of $1.6 billion, or 25% of total financial capital, that bears interest at a weighted-average rate of 6.01%. At December 31, 2008, the Company had long-term debt of $883 million, or 18% of total financial capital. In June 2009, the Company issued $750 million of Senior Notes that mature in 2014 and have a fixed interest rate of 4.950%. The Company repaid $2 million of long-term debt in the first half of 2009. In addition, the Company repurchased $64 million of trust preferred securities related to its Junior Subordinated Notes for a cash payment of $38 million in the first quarter of 2009. The repurchase of the trust preferred securities was accounted for as an extinguishment of a portion of the Junior Subordinated Notes and resulted in a gain of $26 million.

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

Capital Expenditures

The Company’s capital expenditures were $72 million and $81 million in the first halves of 2009 and 2008, respectively. Capital expenditures in the first half of 2009 were primarily for leasehold improvements, equipment relating to the Company’s information technology systems, and building improvements. Capital expenditures in the first half of 2008 were primarily for software and equipment relating to the Company’s information technology systems. Capital expenditures include capitalized costs for developing internal-use software of $9 million in the first half of 2009 and $25 million in the first half of 2008.

Dividends

CSC paid common stock cash dividends of $139 million and $115 million in the first halves of 2009 and 2008, respectively.

Share Repurchases

There were no share repurchases of CSC’s common stock in the first half of 2009. CSC repurchased 17 million shares of its common stock for $350 million in the first half of 2008. As of June 30, 2009, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock.

Off-Balance-Sheet Arrangements

The Company enters into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit. Additionally, the Company enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For discussion on the Company’s off-balance-sheet arrangements, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and note “6 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements.

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

Credit Risk Exposures

The Company has exposure to credit risk associated with the Company’s loans to banking clients. The Company’s loan portfolios primarily include first lien 3-, 5- and 7- year adjustable rate residential mortgage loans (First Mortgage portfolio) of $3.2 billion and home equity lines of credit (HELOC portfolio) of $3.1 billion at June 30, 2009.

The Company’s First Mortgage portfolio underwriting requirements are generally consistent with the underwriting requirements in the secondary market for loan portfolios. The Company’s guidelines include maximum loan-to-value (LTV) ratios, cash out limits, and minimum Fair Isaac & Company (FICO) credit scores. The specific guidelines are dependent on the individual characteristics of a loan (for example, whether the property is a primary or secondary residence, whether the loan is for investment property, whether the loan is for an initial purchase of a home or refinance of an existing home, and whether the loan is conforming or jumbo). These credit underwriting standards have limited the exposure to the types of loans that experienced high foreclosures and loss rates elsewhere in the industry during 2008 and the first half of 2009. There have been no significant changes to the LTV ratio or FICO credit score guidelines related to the Company’s First Mortgage or HELOC portfolios during the first half of 2009. At June 30, 2009, the weighted-average originated LTV ratios were 63% and 59% for the First Mortgage and HELOC portfolios, respectively, and the weighted-average originated FICO credit scores were 758 and 767 for the First Mortgage and HELOC portfolios, respectively.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company does not offer loans that allow for negative amortization and does not originate or purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO credit score of less than 620 at origination), unless the borrower has compensating credit factors. At June 30, 2009, approximately 2% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with FICO credit scores of less than 620.

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

	June 30, 2009	December 31, 2008
Loan delinquencies (1)	0.64%	0.54%
Nonaccrual loans	0.26%	0.13%
Allowance for credit losses	0.62%	0.33%

(1)	Loan delinquencies are defined as loans that are 30 days or more past due.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios which totaled $17.2 billion and $2.7 billion, respectively, at June 30, 2009. These portfolios include U.S. agency residential mortgage-backed securities, corporate debt securities, non-agency residential mortgage-backed securities, certificates of deposit, U.S. agency notes, asset-backed securities, and commercial paper. U.S. agency residential mortgage-backed securities do not have explicit credit ratings, however management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. agencies. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined by the Company as loans to borrowers with a FICO credit score of 620 or higher at origination), and “Alt-A” (defined by the Company as Prime loans with reduced documentation at origination).

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The table below presents the credit ratings for U.S. agency and non-agency residential mortgage-backed securities available for sale and securities held to maturity, including Prime and Alt-A mortgage-backed securities, by year of origination. In some instances securities have divergent ratings from Moody’s, Fitch Ratings, or Standard and Poor’s. In these instances, the Company has used the lowest rating as of June 30, 2009, for purposes of presenting the table below. Residential mortgage-backed securities, particularly Alt-A securities, experienced deteriorating credit characteristics, including increased delinquencies and valuation pressure, in the first half of 2009. For a discussion of the impact of current market conditions on residential mortgage-backed securities, see “Current Market Environment.”

	AAA		AA to A		BBB		BB or Lower		Total
	Amortized Cost	Net Unrealized Gain (Loss)	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Gain (Loss)
U.S. agency residential mortgage-backed securities:
2005	$693	$2	$—	$—	$—	$—	$—	$—	$693	$2
2006	447	(4)	—	—	—	—	—	—	447	(4)
2007	906	26	—	—	—	—	—	—	906	26
2008	5,004	101	—	—	—	—	—	—	5,004	101
2009	2,916	25	—	—	—	—	—	—	2,916	25

Total	9,966	150	—	—	—	—	—	—	9,966	150

Non-agency residential mortgage-backed securities:
2003	98	(11)	9	(1)	—	—	—	—	107	(12)
2004	223	(24)	41	(15)	10	(5)	—	—	274	(44)
2005	205	(30)	226	(68)	229	(58)	270	(86)	930	(242)
2006	80	(25)	90	(26)	40	(9)	583	(248)	793	(308)
2007	160	(12)	37	(7)	34	(5)	343	(109)	574	(133)

Total	766	(102)	403	(117)	313	(77)	1,196	(443)	2,678	(739)

Total residential mortgage-backed securities	$10,732	$48	$403	$(117)	$313	$(77)	$1,196	$(443)	$12,644	$(589)

% of Total residential mortgage-backed securities	85%		3%		3%		9%		100%

At June 30, 2009, the corporate debt securities and non-mortgage asset-backed securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard and Poor’s rating of “BBB-” or higher), except for one corporate debt security with an amortized cost and fair value of $25 million.

Concentration Risk Exposures

The Company has concentration risk exposure when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry.

The fair value of the Company’s investments in residential mortgage-backed securities totaled $12.0 billion at June 30, 2009. Of these, $10.1 billion were U.S. agency securities and $1.9 billion were non-agency securities. The U.S. agency securities are included in securities available for sale and securities held to maturity and the non-agency securities are included in securities available for sale. Included in non-agency residential mortgage-backed securities are securities collateralized by Alt-A loans. At June 30, 2009, the amortized cost and fair value of Alt-A mortgage-backed securities were $709 million and $382 million, respectively.

The Company’s investments in corporate debt securities and commercial paper totaled $5.7 billion at June 30, 2009, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, securities held to maturity, cash and investments segregated and on deposit for regulatory purposes, cash and cash equivalents, and other securities owned in the Company’s condensed consolidated balance sheets. Included in corporate debt securities and commercial paper at June 30, 2009, were $3.1 billion of securities issued by financial institutions and guaranteed under the FDIC Temporary Liquidity Guarantee Program.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company’s loans to banking clients include $3.2 billion of first lien residential real estate mortgage loans at June 30, 2009. Approximately 80% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 75% of these interest-only loans are not scheduled to reset for three or more years. The Company’s interest-only loans do not include interest terms described as temporary introductory rates below current market rates. At June 30, 2009, 36% of the residential real estate mortgages and 47% of the home equity lines of credit balances were secured by properties which are located in California. The Company is also subject to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry.

The Company is subject to indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. U.S. Government and agency securities held as collateral for resale agreements totaled $6.9 billion at June 30, 2009.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record certain financial assets and liabilities at fair value in accordance with SFAS No. 157 – Fair Value Measurements (SFAS No. 157), and to determine fair value disclosures. At June 30, 2009, $24.0 billion, or 39% of total assets, were recorded at fair value. At December 31, 2008, $21.9 billion, or 42% of total assets, were recorded at fair value. All of these assets were measured at fair value using quoted prices or market-based information and accordingly were classified as Level 1 or Level 2 measurements in accordance with SFAS No. 157. Liabilities recorded at fair value were not material at June 30, 2009 or December 31, 2008. See note “7 – Fair Values of Assets and Liabilities” for more information on the Company’s assets and liabilities accounted for at fair value.

The Company uses prices obtained from an independent third-party pricing service to measure the fair value of certain investment securities. The Company validates prices received from the pricing service using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, internal valuation models, and review of other relevant market data including implied yields of major categories of securities. The Company does not adjust the prices received from the independent third-party pricing service unless such prices are inconsistent with SFAS No. 157 and result in a material difference in the recorded amounts. At June 30, 2009 and December 31, 2008, the Company did not adjust prices received from the independent third-party pricing service.

CRITICAL ACCOUNTING ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Other than the change noted below, there have been no material changes to these critical accounting estimates during the first half of 2009.

The Company adopted FASB Staff Position (FSP) on Statement of Financial Accounting Standards (SFAS) No. 115-2 and SFAS No. 124-2 (FSP SFAS 115-2 and 124-2) – Recognition and Presentation of Other-Than-Temporary Impairments in the first quarter of 2009. As a result of the adoption, management has revised its process for the quarterly evaluation of other-than-temporary impairment on securities available for sale and securities held to maturity. Debt securities with unrealized losses are considered other-than-temporarily impaired (OTTI) if the Company intends to sell the security or if the Company will be required to sell such security prior to any anticipated recovery. If management determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and then-current fair value. A security is also OTTI if management does not expect to recover the amortized cost of the security. However, if the Company does not intend to sell the security and will not be required to sell the security, management utilizes cash flow models to estimate the expected future cash flow from the securities and to assess the probability that the Company will experience a loss. In this circumstance, the impairment recognized in earnings equals the estimated credit losses as measured by the difference between the present value of expected cash flows and the amortized cost of the security. Expected cash flows are discounted using the security’s effective interest rate.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The evaluation of whether the Company expects to recover the amortized cost of a security is inherently judgmental. The evaluation includes the assessment of several bond performance indicators including: the portion of the underlying loans that are delinquent (30 days, 60 days, 90+ days), in bankruptcy, in foreclosure or converted to real estate owned; the actual amount of loss incurred on the underlying loans in which the property was foreclosed and sold; the amount of credit support provided by the structure of the security available to absorb credit losses on the underlying loans; the current credit ratings issued by either Standard & Poor’s, Fitch Ratings, or Moody’s; the current price and magnitude of the unrealized loss; and whether the Company has received all scheduled principal and interest payments.

Management uses cash flow models to further assess the likelihood of other-than-temporary impairment for all Alt-A securities, as well as Prime securities with deteriorating bond performance indicators such as those described above. To develop the cash flow models, the Company uses forecasted loss severity, prepayment speeds (i.e. the rate at which the principal on underlying loans are paid down), and default rates over the securities’ remaining maturities. Forecasted home price fluctuations are an important variable in forecasting the expected loss severity and default rates. Based on these cash flow projections, management determines if the Company expects to recover all of the amortized cost of the securities and therefore if the securities are OTTI.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company’s annual goodwill impairment testing date is April 1. In testing for a potential impairment of goodwill on April 1, 2009, management estimated the fair value of each of the Company’s reporting units (generally defined as the Company’s businesses for which financial information is available and reviewed regularly by management) and compared this value to the carrying value of the reporting unit. The estimated fair value of each reporting unit was greater than its carrying value, and therefore management concluded that no amount of goodwill was impaired.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “aim,” “target,” “could”, and other similar expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.

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

•	the impact of changes in the likelihood of guarantee payment obligations (see note “6 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements);

•

the impact of legal proceedings and regulatory matters (see note “6 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements and “Part II – Other Information, Item 1 – Legal Proceedings”);

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Important factors that may cause actual results to differ include, but are not limited to:

•	changes in general economic and financial market conditions;

•	the performance of securities available for sale;

•	fluctuations in client asset values due to changes in equity valuations;

•	the level of interest rates, including yields available on money market mutual fund eligible instruments;

•	the amount of loans to the Company’s brokerage and banking clients;

•	unanticipated adverse developments in litigation or regulatory matters;

•	the level of the Company’s stock repurchase activity;

•	the level of brokerage client cash balances and deposits from banking clients; and

•	the availability and terms of external financing.

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

Net interest revenue is affected by various factors, such as the distribution and composition of interest-earning assets and interest-bearing liabilities, the spread between yields earned on interest-earning assets and rates paid on interest-bearing liabilities, which may re-price at different times or by different amounts, and the spread between short and long-term interest rates. Interest-earning assets include residential real estate loans and mortgage-backed securities. These assets are sensitive to changes in interest rates and to changes to prepayment levels, which tend to increase in a declining rate environment.

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

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in market interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months at June 30, 2009 and December 31, 2008. While the Company typically uses a gradual 200 basis point change, it revised the methodology at June 30, 2008, due to the current low levels of interest rates. The Company will use a gradual 100 basis point change until such time as the level of interest rates justifies a return to the previous methodology.

	June 30, 2009	December 31, 2008
Increase of 100 basis points	18.3%	6.4%
Decrease of 100 basis points	(5.3%)	(6.8%)

The sensitivities shown reflect the fact that the rates paid on the majority of brokerage client cash balances and banking deposits had reached minimal levels by the end of the first half of 2009. With liability costs essentially fixed, lower rates earned on interest-earning assets would have a negative impact on net interest revenue.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see note “6 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Item 1A.	Risk Factors

During the first half of 2009, there have been no material changes to the risk factors in “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the second quarter of 2009:

Month	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in millions)
April:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	12	$17.34	N/A	N/A
May:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	4	$18.07	N/A	N/A
June:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	2	$18.25	N/A	N/A

Total:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	18	$17.61	N/A	N/A

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

The Annual Meeting of Stockholders of CSC was held on May 14, 2009. There were a total of 1,158,323,238 shares entitled to vote at the Annual Meeting, and a total of 1,060,482,089 shares were present in person or by proxy at the Annual Meeting. The voting results are provided below:

			Shares For	Shares Against	Abstentions
1.	Election of Directors:
	(a) Nancy H. Bechtle		1,037,833,854	19,331,372	3,316,863
	(b) Walter W. Bettinger II		1,039,600,750	18,493,093	2,388,246
	(c) C. Preston Butcher		1,034,055,790	22,594,993	3,831,306

		Shares For	Shares Against	Abstentions	Broker Non-Votes

2.	Stockholder proposal regarding political contributions	227,869,653	614,942,130	102,184,902	115,485,404

3.	Stockholder proposal regarding senior executive death benefits	298,239,758	645,131,628	2,625,299	114,485,404

4.	Stockholder proposal regarding changes to the Corporate Executive Bonus Plan	226,384,549	716,364,963	3,247,173	114,485,404

All nominees for the election to the Board of Directors were elected. The stockholders did not approve any of the stockholder proposals.

Item 5.	Other Information

None.

THE CHARLES SCHWAB CORPORATION

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit

10.326	Credit Agreement (364-Day Commitment) dated as of June 12, 2009, between the Registrant and the financial institutions listed therein (supersedes Exhibit 10.315).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Instance Document	(1,2)

101.SCH	XBRL Taxonomy Extension Schema	(1,2)

101.CAL	XBRL Taxonomy Extension Calculation	(1,2)

101.LAB	XBRL Taxonomy Extension Label	(1,2)

101.PRE	XBRL Taxonomy Extension Presentation	(1,2)

(1)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

(2)	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	August 6, 2009	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Executive Vice President and Chief Financial Officer