Form 10-Q
period 2009-09-30
SCHWAB CHARLES CORP
filed 2009-11-05
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

1,162,131,202 shares of $.01 par value Common Stock

Outstanding on October 23, 2009

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2009

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Revenues
Asset management and administration fees	$451	$596	$1,439	$1,827

Interest revenue	356	497	1,063	1,485
Interest expense	(62)	(50)	(161)	(192)

Net interest revenue	294	447	902	1,293

Trading revenue	241	252	772	728
Other	36	—	132	62

Total other-than-temporary impairment losses	(52)	(44)	(239)	(44)
Noncredit portion of loss recognized in other comprehensive income	41	—	201	—

Net impairment losses on securities	(11)	(44)	(38)	(44)

Total net revenues	1,011	1,251	3,207	3,866

Expenses Excluding Interest
Compensation and benefits	371	390	1,173	1,265
Professional services	70	86	194	254
Occupancy and equipment	67	75	245	221
Advertising and market development	34	47	141	181
Communications	48	51	155	155
Depreciation and amortization	38	38	121	113
Other	63	65	168	156

Total expenses excluding interest	691	752	2,197	2,345

Income from continuing operations before taxes on income	320	499	1,010	1,521
Taxes on income	(120)	(195)	(387)	(599)

Income from continuing operations	200	304	623	922
Loss from discontinued operations, net of tax	—	—	—	(18)

Net Income	$200	$304	$623	$904

Weighted-Average Common Shares Outstanding — Diluted	1,163	1,158	1,160	1,157

Earnings Per Share — Basic
Income from continuing operations	$.17	$.26	$.54	$.80
Loss from discontinued operations, net of tax	$—	$—	$—	$(.01)
Net income	$.17	$.26	$.54	$.79

Earnings Per Share — Diluted
Income from continuing operations	$.17	$.26	$.54	$.80
Loss from discontinued operations, net of tax	$—	$—	$—	$(.02)
Net income	$.17	$.26	$.54	$.78

Dividends Declared Per Common Share	$.06	$.06	$.18	$.16

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$8,116	$5,442
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $8,112 at September 30, 2009 and $6,701 at December 31, 2008)	17,439	14,685
Receivables from brokers, dealers, and clearing organizations	572	759
Receivables from brokerage clients — net	7,877	7,129
Other securities owned — at fair value	665	626
Securities available for sale	21,300	14,446
Securities held to maturity (fair value — $3,049 at September 30, 2009 and $244 at December 31, 2008)	2,979	243
Loans to banking clients — net	6,913	6,044
Loans held for sale	66	41
Equipment, office facilities, and property — net	646	661
Goodwill	528	528
Other assets	883	1,071

Total assets	$67,984	$51,675

Liabilities and Stockholders’ Equity
Deposits from banking clients	$35,500	$23,841
Payables to brokers, dealers, and clearing organizations	1,245	1,100
Payables to brokerage clients	23,443	20,256
Accrued expenses and other liabilities	1,377	1,534
Long-term debt	1,516	883

Total liabilities	63,081	47,614

Stockholders’ equity:
Preferred stock — 9,940,000 shares authorized; $.01 par value per share; none issued	—	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,392,091,544 shares issued	14	14
Additional paid-in capital	2,278	2,214
Retained earnings	7,149	6,735
Treasury stock, at cost — 230,052,516 shares at September 30, 2009 and 234,991,565 shares at December 31, 2008	(4,292)	(4,349)
Accumulated other comprehensive loss	(246)	(553)

Total stockholders’ equity	4,903	4,061

Total liabilities and stockholders’ equity	$67,984	$51,675

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$623	$904
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Loss from discontinued operations, net of tax	—	18
Depreciation and amortization expense	121	113
Stock-based compensation expense	54	49
Excess tax benefits from stock-based compensation	(7)	(47)
Net impairment losses on securities	38	44
Other	(19)	20
Originations of loans held for sale	(2,279)	(1,316)
Proceeds from sales of loans held for sale	2,264	1,305
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	(2,754)	(4,951)
Other securities owned	(39)	(319)
Receivables from brokers, dealers, and clearing organizations	189	(310)
Receivables from brokerage clients	(751)	1,701
Other assets	11	7
Payables to brokers, dealers, and clearing organizations	195	524
Payables to brokerage clients	3,187	1,224
Accrued expenses and other liabilities	(133)	322

Net cash provided by (used for) operating activities	700	(712)

Cash Flows from Investing Activities
Purchases of securities available for sale	(11,144)	(7,566)
Proceeds from sales of securities available for sale	107	—
Principal payments on securities available for sale	4,613	1,335
Purchases of securities held to maturity	(2,808)	—
Principal payments on securities held to maturity	73	—
Net increase in loans to banking clients	(921)	(2,111)
Purchase of equipment, office facilities, and property	(108)	(128)
Other investing activities	—	(5)

Net cash used for investing activities	(10,188)	(8,475)

Cash Flows from Financing Activities
Net change in deposits from banking clients	11,659	8,137
Issuance of long-term debt	747	—
Repayment of long-term debt	(79)	(19)
Excess tax benefits from stock-based compensation	7	47
Dividends paid	(209)	(185)
Purchase of treasury stock	—	(350)
Proceeds from stock options exercised and other	46	116
Other financing activities	(9)	—

Net cash provided by financing activities	12,162	7,746

Increase (decrease) in Cash and Cash Equivalents	2,674	(1,441)
Cash and Cash Equivalents at Beginning of Period	5,442	6,764

Cash and Cash Equivalents at End of Period	$8,116	$5,323

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$111	$184
Income taxes	$350	$626

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

Management has evaluated subsequent events through the date the condensed consolidated financial statements were issued, which was November 5, 2009.

2.	New Accounting Standards

Adoption of New Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 168 – The Financial Accounting Standards Board (FASB) Accounting Standards Codification and the Hierarchy of GAAP, was effective for interim and annual reporting periods ending after September 15, 2009. This standard establishes the FASB Accounting Standards Codification (ASC or the Codification) as the source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. New accounting standards will be issued as Accounting Standards Updates which will serve to update the Codification. The adoption of the Codification changed the Company’s references to GAAP standards but did not have an impact on the Company’s financial position, results of operations, earnings per share (EPS), or cash flows. This standard is part of ASC 105 – GAAP.

SFAS No. 141R – Business Combinations (ASC 805 – Business Combinations), was effective beginning January 1, 2009. This standard generally requires an acquirer to recognize the assets acquired, the liabilities assumed, contingent purchase consideration, and any noncontrolling interest in the acquiree, at fair value on the date of acquisition. This standard also requires an acquirer to expense most transaction and restructuring costs as incurred, and not include such items in the cost of the acquired entity. This standard applies to any business acquisition with an acquisition date on or after January 1, 2009.

SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements (ASC 810 – Consolidation), was effective beginning January 1, 2009. This standard amends financial statement presentation and disclosure requirements for reporting noncontrolling ownership interests. This standard also establishes consistent accounting methods for changes in ownership interest and for the valuation of retained noncontrolling investments upon deconsolidation. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, EPS, or cash flows.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities (ASC 815 – Derivatives and Hedging), was effective beginning January 1, 2009. This standard amends the disclosure requirements for qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. This standard does not require any new derivative or hedging measurements. The adoption of this standard did not have a material impact to the Company’s disclosures about derivative instruments and hedging activities.

SFAS No. 165 – Subsequent Events (ASC 855 – Subsequent Events), was effective for interim and annual reporting periods ending after June 15, 2009. This standard establishes the accounting for and disclosure of subsequent events. The Company adopted this standard in the second quarter of 2009, and the adoption did not have a material impact on the Company’s financial position, results of operations, EPS or cash flows. See note “1 – Basis of Presentation,” for disclosures pursuant to this standard.

FASB Staff Position (FSP) on Emerging Issues Task Force Issue 03-6-1 – Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (ASC 260 – Earnings Per Share), was effective beginning January 1, 2009. This standard requires the inclusion of unvested share-based payment awards with non-forfeitable rights to dividends or dividend equivalents as participating securities in the computation of EPS under the two-class method. This standard requires retrospective adjustment to all prior-period EPS data presented. The Company does have participating securities in the form of unvested restricted common shares related to the Company’s stock incentive plans. However, these participating securities do not have a material impact on the Company’s EPS data presented.

FSP on SFAS No. 115-2 and SFAS No. 124-2 – Recognition and Presentation of Other-Than-Temporary Impairments, was effective for interim and annual reporting periods ending after June 15, 2009 (ASC 320 – Investments – Debt and Equity Securities), with early adoption permitted for interim periods ending after March 15, 2009. This standard modifies the requirements for recognizing impairment charges on other-than-temporarily impaired (OTTI) debt securities and expands the disclosures related to OTTI debt and equity securities. The Company adopted this standard in the first quarter of 2009. See note “3 – Securities Available for Sale and Securities Held to Maturity,” for additional information and disclosures pursuant to this standard.

FSP on SFAS No. 157-4 – Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (ASC 820 – Fair Value Measurements and Disclosures), was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This standard provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased, including guidance on identifying circumstances that indicate a transaction is not orderly. This standard also requires additional disclosures related to fair value. The Company adopted this standard in the first quarter of 2009, and the adoption did not have a material impact on the Company’s financial position, results of operations, EPS or cash flows. See note “7 – Fair Values of Assets and Liabilities,” for disclosures pursuant to this standard.

FSP on SFAS 107-1 and Accounting Principles Board Opinion 28-1 – Interim Disclosures About Fair Value of Financial Instruments (ASC 820 – Fair Value Measurements and Disclosures), was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This standard expands the fair value disclosures required for financial instruments to interim periods and requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The Company adopted this standard in the first quarter of 2009. See note “7 – Fair Values of Assets and Liabilities,” for disclosures pursuant to this standard.

New Accounting Standards Not Yet Adopted

SFAS No. 166 – Accounting for Transfers of Financial Assets, was issued in June 2009 and is effective for financial asset transfers occurring after January 1, 2010. This standard removes the concept of a qualifying special-purpose entity and amends the requirements for a transfer of a portion of a financial asset to be accounted for as a sale and related disclosures. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations, EPS, or cash flows. This standard will update ASC 810 – Consolidation.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

SFAS No. 167 – Amendments to FASB Interpretation No. 46(R), was issued in June 2009 and is effective January 1, 2010. This standard amends the consolidation guidance applicable to variable interest entities (VIEs), including changing the approach to determining a VIE’s primary beneficiary (the reporting entity that must consolidate the VIE) and the frequency of reassessment. The Company is currently evaluating the impact of the adoption of this standard on its financial position, results of operations, EPS, and cash flows. This standard will update ASC 810 – Consolidation.

Accounting Standards Update (ASU) 2009-05 – Measuring Liabilities at Fair Value (ASC 820 – Fair Value Measurements and Disclosures), was issued in August 2009 and is effective for interim and annual reporting periods beginning after the issuance date of ASU 2009-5. This standard clarifies that the quoted price for an identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, an entity must use either a valuation technique that uses a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations, EPS, or cash flows.

3.	Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$10,487	$205	$56	$10,636
U.S. agency notes	3,645	7	1	3,651
Corporate debt securities	2,519	16	1	2,534
Non-agency residential mortgage-backed securities	2,461	—	585	1,876
Certificates of deposit	1,425	2	—	1,427
Asset-backed securities	1,164	12	—	1,176

Total securities available for sale	$21,701	$242	$643	$21,300

Securities held to maturity:
Asset-backed securities	$1,425	$30	$—	$1,455
U.S. agency residential mortgage-backed securities	1,229	34	—	1,263
Corporate debt securities	325	6	—	331

Total securities held to maturity	$2,979	$70	$—	$3,049

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$8,203	$108	$82	$8,229
U.S. agency notes	515	2	—	517
Corporate debt securities	1,762	2	31	1,733
Non-agency residential mortgage-backed securities	3,085	—	862	2,223
Certificates of deposit	925	—	3	922
Asset-backed securities	866	—	44	822

Total securities available for sale	$15,356	$112	$1,022	$14,446

Securities held to maturity:
Asset-backed securities	$243	$1	$—	$244

Total securities held to maturity	$243	$1	$—	$244

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
September 30, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency residential mortgage-backed securities	$2,085	$24	$2,099	$32	$4,184	$56
U.S. agency notes	399	1	—	—	399	1
Corporate debt securities	274	1	—	—	274	1
Non-agency residential mortgage-backed securities	—	—	1,862	585	1,862	585

Total securities with unrealized losses (1)	$2,758	$26	$3,961	$617	$6,719	$643

(1) The number of investment positions with unrealized losses totaled 311.

	Less than 12 months		12 months or longer		Total
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency residential mortgage-backed securities	$2,231	$63	$381	$19	$2,612	$82
Corporate debt securities	477	11	436	20	913	31
Non-agency residential mortgage-backed securities	1,704	512	513	350	2,217	862
Certificates of deposit	647	3	—	—	647	3
Asset-backed securities	822	44	—	—	822	44

Total securities with unrealized losses (1)	$5,881	$633	$1,330	$389	$7,211	$1,022

(1)	The number of investment positions with unrealized losses totaled 372.

Unrealized losses in securities available for sale were $643 million as of September 30, 2009, and were concentrated in non-agency residential mortgage-backed securities. U.S. agency residential mortgage-backed securities do not have explicit credit ratings, however management considers these to be of the highest credit quality given the guarantee of principal and interest by the U.S. agencies. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined as loans to borrowers with a Fair Isaac & Company credit score of 620 or higher at origination), and “Alt-A” (defined as Prime loans with reduced documentation at origination). At September 30, 2009, the

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

amortized cost and fair value of Alt-A mortgage-backed securities were $672 million and $393 million, respectively. Corporate debt securities at September 30, 2009, included $983 million of securities issued by financial institutions and guaranteed under the Federal Deposit Insurance Corporation (FDIC) Temporary Liquidity Guarantee Program.

Assessment of Other-Than-Temporary Impairment

Management evaluates whether securities available for sale and securities held to maturity are OTTI on a quarterly basis. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security or if the Company will be required to sell such security prior to any anticipated recovery. If management determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and then-current fair value. A security is also OTTI if management does not expect to recover the amortized cost of the security. However in this circumstance, if the Company does not intend to sell the security and will not be required to sell the security, management utilizes cash flow models to estimate the expected future cash flow from the securities and to assess the probability that the Company will experience a loss. In this circumstance, the impairment recognized in earnings equals the estimated credit losses as measured by the difference between the present value of expected cash flows and the amortized cost of the security. Expected cash flows are discounted using the security’s effective interest rate.

The evaluation of whether the Company expects to recover the amortized cost of a security is inherently judgmental. The evaluation includes the assessment of several bond performance indicators including: the portion of the underlying loans that are delinquent (30 days, 60 days, 90+ days), in bankruptcy, in foreclosure or converted to real estate owned; the actual amount of loss incurred on the underlying loans in which the property has been foreclosed and sold; the amount of credit support provided by the structure of the security available to absorb credit losses on the underlying loans; the current credit ratings issued by either Standard & Poor’s, Fitch Ratings, or Moody’s; the current price and magnitude of the unrealized loss; and whether the Company has received all scheduled principal and interest payments. Management uses cash flow models to further assess the likelihood of other-than-temporary impairment for the Company’s non-agency residential mortgage-backed securities. To develop the cash flow models, the Company uses forecasted loss severity, prepayment speeds (i.e. the rate at which the principal on underlying loans are paid down), and default rates over the securities’ remaining maturities.

Certain Alt-A and Prime mortgage-backed securities experienced deteriorating credit characteristics in the first nine months of 2009, including increased payment delinquencies and decreased prepayments due to the slowing of general economic activity and increased unemployment. Losses on foreclosures of underlying mortgages increased as a result of housing price declines. Forecasted home price fluctuations are an important variable in forecasting the expected loss severity and default rates. Based on the Company’s cash flow projections, management determined that it does not expect to recover all of the amortized cost of these securities and therefore determined that these securities were OTTI. The Company does not intend to sell the securities available for sale and it will not be required to sell these securities before anticipated recovery. The Company employs a buy and hold strategy relative to its mortgage-related securities. Further, the Company has an adequate liquidity position at September 30, 2009, with cash and cash equivalents totaling $8.1 billion, a loan-to-deposit ratio of 19%, adequate access to short-term borrowing facilities and regulatory capital ratios in excess of “well capitalized” levels. Because the Company does not intend to sell these securities and will not be required to sell these securities, the Company recognized an impairment charge equal to the securities’ expected credit losses of $11 million and $38 million during the third quarter and first nine months of 2009, respectively. The expected credit losses were measured as the difference between the present value of expected cash flows and the amortized cost of the securities.

In the third quarter and first nine months of 2008, the Company recognized an other-than-temporary impairment charge of $44 million on corporate debt securities issued by Lehman Brothers Holdings, Inc. (Lehman) as a result of Lehman’s Chapter 11 bankruptcy petition filing in September 2008. The Company sold these securities in October 2008. Impairment charges recognized in earnings are included in net impairment losses on securities.

As of September 30, 2009, the Company has not realized an actual credit loss on any of its residential mortgage-backed securities. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional future impairment charges.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The following table is a rollforward of the amount of credit losses recognized in earnings for OTTI securities held by the Company during the period for which a portion of the impairment was recognized in other comprehensive income:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Balance at beginning of period	$27	$—
Credit losses recognized into current period earnings on debt securities for which an other-than-temporary impairment was not previously recognized	6	38
Credit losses recognized into current period earnings on debt securities for which an other-than-temporary impairment was previously recognized	5	—

Balance at end of period	$38	$38

The maturities of securities available for sale and securities held to maturity at September 30, 2009, are as follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Securities available for sale:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$188	$10,448	$10,636
U.S. agency notes	450	3,201	—	—	3,651
Corporate debt securities	678	1,856	—	—	2,534
Non-agency residential mortgage-backed securities (1)	—	—	34	1,842	1,876
Certificates of deposit	1,127	300	—	—	1,427
Asset-backed securities	—	835	341	—	1,176

Total fair value	$2,255	$6,192	$563	$12,290	$21,300
Total amortized cost	$2,251	$6,167	$552	$12,731	$21,701

Securities held to maturity:
Asset-backed securities	$—	$1,196	$259	$—	$1,455
U.S. agency residential mortgage-backed securities (1)	—	—	—	1,263	1,263
Corporate debt securities	33	298	—	—	331

Total fair value	$33	$1,494	$259	$1,263	$3,049
Total amortized cost	$33	$1,462	$255	$1,229	$2,979

(1)

Mortgage-backed securities have been allocated over maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because a certain portion of loans underlying these securities require scheduled principal payments and borrowers have the right to prepay obligations.

The proceeds and gross realized gains (losses) from sales of securities available for sale are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Proceeds	$22	$—	$107	$—
Gross realized gains	$—	$—	$1	$—
Gross realized losses	$(3)	$(29)	$(4)	$(29)

Realized gains and losses from sales of securities available for sale are included in other revenue.

In the third quarter and first nine months of 2008, the Company recorded a loss of $29 million on the sale of corporate debt securities issued by Washington Mutual Bank as a result of its seizure by the FDIC in September 2008. The sale reflected

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

significant unanticipated changes in the financial condition of the issuer and did not impact the Company’s ability and intent to hold remaining securities.

4.	Loans to Banking Clients and Related Allowance for Credit Losses

The composition of the loan portfolio is as follows:

	September 30, 2009	December 31, 2008
Residential real estate mortgages	$3,450	$3,195
Home equity lines of credit	3,209	2,662
Secured personal loans	274	187
Other	24	20

Total loans to banking clients	6,957	6,064
Allowance for credit losses	(44)	(20)

Total loans to banking clients – net	$6,913	$6,044

Included in the loan portfolio are nonaccrual loans totaling $26 million and $8 million at September 30, 2009 and December 31, 2008, respectively. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $28 million and $9 million at September 30, 2009 and December 31, 2008, respectively. There were no loans accruing interest that were contractually 90 days or more past due at September 30, 2009 or December 31, 2008. The amount of interest revenue that would have been earned on non-accrual loans, versus interest revenue recognized on these loans, was not material to the Company’s results of operations for the first nine months of 2009 or 2008.

Changes in the allowance for credit losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$41	$12	$20	$7
Charge-offs	(4)	(1)	(9)	(2)
Recoveries	—	—	—	—
Provision for credit losses	7	5	33	11

Balance at end of period	$44	$16	$44	$16

5.	Long-term Debt

Long-term debt net of unamortized debt discounts, where applicable, consists of the following:

	September 30, 2009	December 31, 2008
Senior Notes	$747	$—
Senior Medium-Term Notes, Series A	450	458
Junior Subordinated Notes	202	300
Finance lease obligation	113	116
Fair value adjustment	4	9

Total long-term debt	$1,516	$883

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

In June 2009, the Company issued $750 million of Senior Notes that mature in 2014. The Senior Notes have a fixed interest rate of 4.950% with interest payable semiannually.

In the first nine months of 2009, the Company repurchased $98 million of trust preferred securities related to its Junior Subordinated Notes for a cash payment of $67 million. The repurchase of the trust preferred securities was accounted for as an extinguishment of a portion of the Junior Subordinated Notes and resulted in a gain of $31 million.

6.	Commitments and Contingent Liabilities

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company satisfies the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the clearing houses, which are issued by multiple banks. At September 30, 2009, the aggregate face amount of these LOCs totaled $445 million. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At September 30, 2009, the aggregate face amount of these LOCs totaled $31 million. There were no funds drawn under any of these LOCs at September 30, 2009.

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

Auction Rate Securities Regulatory Inquiries: Schwab has been responding to industry wide inquiries from federal and state regulators regarding sales of auction rate securities to clients who were unable to sell their holdings when the normal auction process for those securities froze unexpectedly in February 2008. On August 17, 2009, a civil complaint was filed against Schwab in New York state court by the Attorney General of the State of New York (NYAG) alleging material misrepresentations and omissions by Schwab regarding the risks of auction rate securities, and seeking restitution, disgorgement, penalties and other relief, including repurchase of securities held in client accounts. As reflected in a statement issued August 17, 2009, Schwab has responded that the allegations are without merit and that Schwab intends to contest any charges. On September 5, 2009, Schwab removed the case to the U.S. District Court for the Southern District of New York; a motion by the NYAG to remand the case back to state court was filed on October 21, 2009, and remains pending.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

YieldPlus Fund Litigation and Regulatory Inquiries: The Company is the subject of nine purported class action lawsuits filed between March and May 2008 on behalf of investors in the Schwab YieldPlus Fund® alleging violations of state law and federal securities law in connection with the fund’s investment policy, disclosures and fund marketing. Allegations include changes to the investment policy of the fund regarding limits on positions in mortgage-backed securities without obtaining a shareholder vote; inadequate disclosure of the risks associated with fund investments in mortgage-backed securities; inaccurate reporting of the fund’s weighted-average duration; and failure to disclose redemptions of positions in YieldPlus by other Schwab investment funds. Defendants named in one or more of the lawsuits include the Company, Schwab, CSIM, the fund itself, Schwab Investments (registrant and issuer of the fund’s shares), Charles R. Schwab, Randall W. Merk (current president of the fund), and current and former trustees and officers of the fund and/or Schwab. Claimants seek unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, and costs and attorneys fees. On July 3, 2008, the U.S. District Court for the Northern District of California consolidated all nine lawsuits into a single action for purposes of pre-trial proceedings and appointed a group of fund investors as lead plaintiff. On February 4, 2009, the court denied defendants’ motion to dismiss plaintiffs’ federal law claims, dismissed all but one state law claim, and lifted a stay on discovery. On August 21, 2009, the court certified two classes of plaintiffs for purposes of the federal law claims and a single class of plaintiffs for purposes of the remaining state law claim. On October 22, 2009, the court denied plaintiffs’ motion to amend the complaint to add an additional federal securities law claim, but allowed plaintiffs to amend their complaint to allege additional misrepresentations regarding fund risk management and asset liquidity.

Separately, the Company has been responding to investigations by federal and state regulators regarding these matters. On October 14, 2009, the Company received a Wells notice from the staff of the SEC that the staff intends to recommend the filing of a civil enforcement action against Schwab Investments, CSIM, Charles Schwab & Co., Inc., and the president of the fund for possible violations of the securities laws with respect to the fund. On October 27, 2009, the Company received a Wells notice from the Financial Industry Regulatory Authority (FINRA) regarding a preliminary determination to recommend disciplinary action against Charles Schwab & Co., Inc. for possible violation of securities laws and FINRA rules with respect to the fund. A Wells notice provides recipients an opportunity to respond to issues raised in an investigation prior to any decision on an enforcement proceeding, and is neither a formal allegation nor a finding of wrongdoing. The Company intends to respond to the notices to explain why it believes enforcement charges are unwarranted.

At this time the Company is unable to estimate whether it will incur a liability or the range of any such liability in these litigation and regulatory matters; if a liability were incurred, in view of claims to date under the Company’s insurance policies, it is increasingly likely that such a liability would exceed the limits of applicable policies.

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

The SEC Wells notice received by the Company on October 14, 2009, concerning the YieldPlus Fund also provided notice of the SEC staff’s intention to recommend additional charges against Schwab Investments and CSIM for possible violations of the securities laws with respect to the Total Bond Market Fund. The Company intends to respond to the notice to explain why it believes these additional enforcement charges are also unwarranted.

SoundView Litigation: On October 5, 2009, the United States District Court for the Southern District of New York granted final approval of a global settlement reached between plaintiffs and lead underwriters in consolidated class action litigation relating to allocation of shares in initial public offerings between March 1997 and December 2000 (IPO Allocation Litigation). As part of the sale of Schwab Capital Markets L.P. and all of the outstanding capital stock of SoundView Technology Group, Inc. (SoundView) to UBS Securities LLC and UBS Americas Inc. (collectively referred to as UBS), the

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Company agreed to indemnify UBS for certain litigation, including this matter. The Company’s liability for contribution amounts for SoundView entities under the settlement is not material.

7.	Fair Values of Assets and Liabilities

SFAS No. 157 – Fair Value Measurements (ASC 820 – Fair Value Measurements and Disclosures) defines fair value as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard also establishes a hierarchy for disclosing assets and liabilities measured at fair value based on the inputs used to value them. The fair value hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are based on market pricing data obtained from sources independent of the Company. A quoted price in an active market provides the most reliable evidence of fair value and is generally used to measure fair value whenever available. Unobservable inputs reflect management’s judgment about the assumptions market participants would use in pricing the asset or liability. Where inputs used to measure fair value of an asset or liability are from different levels of the hierarchy, the asset or liability is categorized based on the lowest level input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input requires judgment. The fair value hierarchy includes three levels based on the objectivity of the inputs as follows:

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

•

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company did not have any financial assets or liabilities utilizing Level 3 inputs as of September 30, 2009 or December 31, 2008.

Assets and Liabilities Recorded at Fair Value

The Company’s assets recorded at fair value include certain investments segregated and on deposit for regulatory purposes, other securities owned, and securities available for sale. The Company uses prices obtained from an independent third-party pricing service to measure the fair value of certain investment securities. The Company validates prices received from the pricing service using various methods including comparison to prices received from additional pricing services, comparison to quoted market prices, where available, comparison to internal valuation models, and review of other relevant market data including implied yields of major categories of securities. The Company does not adjust the prices received from the independent third-party pricing service unless such prices are inconsistent with ASC 820 and result in a material difference in the recorded amounts. At September 30, 2009 and December 31, 2008, the Company did not adjust prices received from the independent third-party pricing service. Liabilities recorded at fair value are not material.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The following tables present the Company’s fair value hierarchy for assets and liabilities measured at fair value:

September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets
Investments segregated and on deposit for regulatory purposes
Certificates of deposit	$—	$2,359	$—	$2,359
Corporate debt securities	—	2,139	—	2,139
U.S. Government securities	—	2,019	—	2,019
Commercial paper	—	100	—	100

Total investments segregated and on deposit for regulatory purposes	—	6,617	—	6,617
Other securities owned
Commercial paper	—	250	—	250
Schwab Funds® money market funds	220	—	—	220
Equity and bond mutual funds	98	—	—	98
State and municipal debt obligations	—	66	—	66
Equity, U.S. Government and corporate debt, and other securities	2	29	—	31

Total other securities owned	320	345	—	665
Securities available for sale
U.S. agency residential mortgage-backed securities	—	10,636	—	10,636
U.S. agency notes	—	3,651	—	3,651
Corporate debt securities	—	2,534	—	2,534
Non-agency residential mortgage-backed securities	—	1,876	—	1,876
Certificates of deposit	—	1,427	—	1,427
Asset-backed securities	—	1,176	—	1,176

Total securities available for sale	—	21,300	—	21,300
Other assets (1)	—	5	—	5

Total assets at fair value	$320	$28,267	$—	$28,587

Liabilities
Accrued expenses and other liabilities (2)	$1	$2	$—	$3

(1)	Other assets recorded at fair value include derivative contracts.

(2)	Accrued expenses and other liabilities include securities sold, not yet purchased, and derivative contracts.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets
Investments segregated and on deposit for regulatory purposes
Certificates of deposit	$—	$3,888	$—	$3,888
Corporate debt securities	—	1,501	—	1,501
U.S. Government securities	—	1,190	—	1,190
Commercial paper	—	250	—	250

Total investments segregated and on deposit for regulatory purposes	—	6,829	—	6,829
Other securities owned
Schwab Funds® money market funds	440	—	—	440
Equity and bond mutual funds	135	—	—	135
State and municipal debt obligations	—	37	—	37
Equity, U.S. Government and corporate debt, and other securities	3	11	—	14

Total other securities owned	578	48	—	626
Securities available for sale
U.S. agency residential mortgage-backed securities	—	8,229	—	8,229
U.S. agency notes	—	517	—	517
Corporate debt securities	—	1,733	—	1,733
Non-agency residential mortgage-backed securities	—	2,223	—	2,223
Certificates of deposit	—	922	—	922
Asset-backed securities	—	822	—	822

Total securities available for sale	—	14,446	—	14,446
Other assets (1)	—	11	—	11

Total assets at fair value	$578	$21,334	$—	$21,912

Liabilities
Accrued expenses and other liabilities (2)	$2	$3	$—	$5

(1)	Other assets recorded at fair value include derivative contracts.

(2)	Accrued expenses and other liabilities include securities sold, not yet purchased, and derivative contracts.

Fair Value of Assets and Liabilities Not Recorded at Fair Value

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of assets and liabilities not recorded at fair value are described below. There were no significant changes in these methodologies or assumptions during the first nine months of 2009.

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

Securities held to maturity include asset-backed securities collateralized by credit card, student, and auto loans and U.S. agency residential mortgage-backed securities. Securities held to maturity are recorded at amortized cost. The fair value of these securities is obtained using an independent third-party pricing service, as discussed above.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Loans to banking clients primarily include adjustable rate residential first-mortgage and home equity lines of credit (HELOC) loans. Loans to banking clients are recorded at carrying value net of an allowance for credit losses. The fair value of the Company’s loans to banking clients is estimated based on market prices for mortgage-backed securities collateralized by similar types of loans.

Loans held for sale include fixed rate residential first-mortgage and HELOC loans. Loans held for sale are recorded at the lower of cost or fair value. The fair value of the Company’s loans held for sale is estimated using quoted market prices for securities backed by similar types of loans.

Other assets include cost method investments, including the Company’s investment in Federal Home Loan Bank (FHLB) stock. The cost method investments’ carrying values approximate their fair values.

Deposits from banking clients: The Company considers the fair value of deposits with no stated maturity, such as deposits from banking clients, to be equal to the amount payable on demand as of the balance sheet date.

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

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Securities held to maturity	$2,979	$3,049	$243	$244
Loans to banking clients – net	$6,913	$6,362	$6,044	$5,389
Loans held for sale	$66	$67	$41	$42
Financial Liabilities:
Long-term debt	$1,516	$1,578	$883	$705

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

8.	Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$200	$304	$623	$904
Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities available for sale:
Unrealized gain (loss) on Non-OTTI securities	241	(306)	585	(513)
Unrealized loss on OTTI securities	(64)	—	(116)	—
OTTI charges recognized in earnings	11	44	38	44
Reclassification of realized loss included in earnings	3	29	3	29
Income tax effect	(75)	91	(203)	173

Net	116	(142)	307	(267)

Foreign currency translation adjustment	—	(1)	—	(1)

Total other comprehensive income (loss)	116	(143)	307	(268)

Comprehensive income	$316	$161	$930	$636

Accumulated other comprehensive loss represents cumulative gains and losses that are not reflected in earnings. Accumulated other comprehensive loss balances were:

	Net unrealized loss on securities available for sale
	Portion of unrealized loss on Non-OTTI securities	Portion of unrealized loss on OTTI securities	Foreign currency translation adjustment	Total accumulated other comprehensive loss
Balance at December 31, 2007	$(18)	$—	$1	$(17)
Net change	(267)	—	(1)	(268)

Balance at September 30, 2008	$(285)	$—	$—	$(285)

Balance at December 31, 2008	$(553)	$—	$—	$(553)
Reclassification of OTTI securities	121	(121)	—	—
Other net changes	307	—	—	307

Balance at September 30, 2009	$(125)	$(121)	$—	$(246)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income available to common shareholders (1)	$200	$304	$623	$904

Weighted-average common shares outstanding — basic	1,157	1,148	1,155	1,147
Common stock equivalent shares related to stock incentive plans	6	10	5	10

Weighted-average common shares outstanding — diluted (2)	1,163	1,158	1,160	1,157

Basic EPS:
Income from continuing operations	$.17	$.26	$.54	$.80
Loss from discontinued operations, net of tax	$—	$—	$—	$(.01)
Net income	$.17	$.26	$.54	$.79
Diluted EPS:
Income from continuing operations	$.17	$.26	$.54	$.80
Loss from discontinued operations, net of tax	$—	$—	$—	$(.02)
Net income	$.17	$.26	$.54	$.78

(1)	Net income available to participating securities (unvested restricted shares) was not material for the third quarters and first nine months of 2009 or 2008.

(2)

Total antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS were 28 million and 19 million shares for the third quarters of 2009 and 2008, respectively, and 35 million and 22 million shares for the first nine months of 2009 and 2008, respectively.

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

Schwab Bank is required to maintain a capital level that at least equals minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. At September 30, 2009, CSC and Schwab Bank met the capital level requirements.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The regulatory capital and ratios for Schwab Bank at September 30, 2009, are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$2,454	17.0%	$578	4.0%	$868	6.0%
Total Capital	$2,498	17.3%	$1,157	8.0%	$1,446	10.0%
Leverage	$2,454	6.4%	$1,538	4.0%	$1,922	5.0%
Tangible Equity	$2,454	6.4%	$769	2.0%	N/A

N/A Not applicable.

Based on its regulatory capital ratios at September 30, 2009, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events since September 30, 2009, that management believes have changed Schwab Bank’s capital category.

Schwab is subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule). Schwab computes net capital under the alternative method permitted by the Uniform Net Capital Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. At September 30, 2009, 2% of aggregate debits was $182 million, which exceeded the minimum dollar requirement for Schwab of $250,000. At September 30, 2009, Schwab’s net capital was $1.1 billion (12% of aggregate debit balances), which was $897 million in excess of its minimum required net capital and $624 million in excess of 5% of aggregate debit balances. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

11.	Segment Information

The Company structures its segments according to its various types of clients and the services provided to those clients. The Company’s two reportable segments are Investor Services and Institutional Services. As a result of organizational and related business changes in the first quarter of 2009, the segments formerly reported as Advisor Services and Corporate and Retirement Services were combined into a single segment called Institutional Services. Previously-reported segment information has been revised to reflect this change. The Company evaluates the performance of its segments on a pre-tax basis excluding items such as impairment charges on non-financial assets, discontinued operations, extraordinary items, and other significant restructuring charges. Segment assets and liabilities are not disclosed because the balances are not used for evaluating segment performance and deciding how to allocate resources to segments. There are no revenues from transactions with other segments within the Company.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Financial information for the Company’s reportable segments is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues:
Investor Services	$658	$820	$2,069	$2,557
Institutional Services	353	428	1,138	1,299
Unallocated	—	3	—	10

Total net revenues	$1,011	$1,251	$3,207	$3,866

Income from continuing operations before taxes on income:
Investor Services	$196	$315	$654	$969
Institutional Services	125	185	443	552
Unallocated	(1)	(1)	(87)	—

Income from continuing operations before taxes on income	320	499	1,010	1,521
Taxes on income	(120)	(195)	(387)	(599)
Loss from discontinued operations, net of tax	—	—	—	(18)

Net income	$200	$304	$623	$904

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key financial and non-financial metrics in evaluating the Company’s financial position and operating performance. Results for the third quarters and first nine months of 2009 and 2008 are shown in the following table:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2009	2008		2009	2008
Client Activity Metrics:
Net new client assets (in billions)	$19.9	$24.4	(18%)	$62.5	$91.7	(32%)
Client assets (in billions, at quarter end)	$1,363.6	$1,304.5	5%
Clients’ daily average trades (in thousands)	318.5	334.8	(5%)	342.2	320.3	7%

Company Financial Metrics:
Net revenues	$1,011	$1,251	(19%)	$3,207	$3,866	(17%)
Expenses excluding interest	691	752	(8%)	2,197	2,345	(6%)

Income from continuing operations before taxes on income	320	499	(36%)	1,010	1,521	(34%)
Taxes on income	(120)	(195)	(38%)	(387)	(599)	(35%)

Income from continuing operations	200	304	(34%)	623	922	(32%)
Loss from discontinued operations, net of tax	—	—	—	—	(18)	N/M

Net income	$200	$304	(34%)	$623	$904	(31%)

Earnings per share from continuing operations – diluted	$.17	$.26	(35%)	$.54	$.80	(33%)
Earnings per share – diluted	$.17	$.26	(35%)	$.54	$.78	(31%)
Net revenue (decline) growth from prior year	(19%)	(3%)		(17%)	6%
Pre-tax profit margin from continuing operations	31.7%	39.9%		31.5%	39.3%
Return on stockholders’ equity (annualized)	17%	31%		19%	31%
Annualized net revenue per average full-time equivalent employee (in thousands)	$331	$371	(11%)	$345	$384	(10%)

N/M	Not meaningful.

Economic and market conditions remained challenging in the third quarter of 2009, marked by declines in home valuations, further increases in home foreclosures and delinquencies, and continued tight credit markets. At the same time, a measure of optimism returned to the equity markets as the Nasdaq Composite Index, the Standard and Poor’s 500 Index, and the Dow Jones Industrial Average increased 16%, 15%, and 15%, respectively, during the quarter. The equity markets were mixed when compared to the third quarter of 2008 as the Nasdaq Composite Index increased 1%, and the Standard and Poor’s 500 Index and the Dow Jones Industrial Average decreased 9% and 10%, respectively. In addition, the low interest rate environment continued in the third quarter as the federal funds target rate remained unchanged at a range of zero to 0.25% and the three-month LIBOR further decreased by 32 basis points to 0.30%.

During the third quarter of 2009, clients remained actively engaged with the Company. The Company attracted $19.9 billion in net new client assets during the third quarter. Total client assets ended the third quarter at $1.36 trillion, up 5% from the prior year, reflecting the Company’s success in continuing to attract and retain clients. Client trading activity slowed modestly in the third quarter as clients’ daily average trades decreased 5% on a year-over-year basis to 318,500. This was the second highest third quarter trading activity in the Company’s history – surpassed only by the trading volume experienced in the third quarter of 2008.

Net revenues decreased by 19% and 17% in the third quarter and first nine months of 2009 compared to the same periods in 2008, respectively, primarily due to the decreases in asset management and administration fees and net interest revenue. Asset management and administration fees decreased in the third quarter of 2009 primarily due to money market mutual

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

fund fee waivers of $78 million in the quarter. Asset management and administration fees decreased in the first nine months of 2009 due to lower average equity market valuations and money market mutual fund fee waivers of $114 million. There were no money market mutual fund fee waivers in 2008. Net interest revenue decreased as a result of the low interest rate environment, partially offset by higher average interest-earning assets. These decreases were partially offset by the increase in other revenue. Other revenue in the first nine months of 2009 included a $31 million gain on the repurchase of a portion of the Company’s long-term debt. Other revenue in the third quarter and first nine months of 2008 included a loss of $29 million on the sale of a corporate debt security. Net revenues were also negatively impacted by net impairment charges of $11 million and $38 million in the third quarter and first nine months of 2009, respectively, relating to certain residential mortgage-backed securities available for sale. Net impairment losses on securities in the third quarter and first nine months of 2008 included an other-than-temporary impairment charge of $44 million related to a corporate debt security.

Expenses excluding interest decreased by 8% and 6% in the third quarter and first nine months of 2009 compared to the same periods in 2008, respectively, primarily due to decreases in compensation and benefits expense, professional services expense, and advertising and market development expense. The decrease in expenses excluding interest in the first nine months of 2009 was partially offset by the increase in occupancy and equipment expense. Expenses excluding interest in the first nine months of 2009 include total facilities and severance charges of $99 million relating to the Company’s cost reduction measures and a $16 million Federal Deposit Insurance Corporation (FDIC) special industry assessment that was recorded in the second quarter. Expenses excluding interest in the first nine months of 2009 were reduced by a net credit of $13 million relating to insurance recoveries of certain charges for individual client complaints and arbitration claims relating to Schwab YieldPlus Fund investments.

As a result of the Company’s cost reduction measures and ongoing expense discipline, the Company achieved a pre-tax profit margin of 31.7% and return on stockholders’ equity of 17% in the third quarter of 2009. Annualized net revenue per average full-time equivalent employee decreased 11% in the third quarter of 2009 compared to the same period in 2008 due to lower net revenues, partially offset by the decrease in average full-time equivalent employees.

CURRENT MARKET ENVIRONMENT

The market conditions discussed above continue to negatively impact the Company’s revenues.

The Company earns mutual fund service fees and asset management fees based upon daily balances of certain client assets. Fluctuations in these client asset balances caused by changes in equity valuations directly impact the amount of fee revenue earned by the Company. If equity valuations decline when compared to corresponding year-earlier periods, asset management and administration fees will be negatively impacted on a year-over-year basis. Additionally, mutual fund service fees may be reduced if the current interest rate environment persists. The overall yields on certain money market mutual funds have fallen to levels at or below the management fees on those funds, and the Company is waiving a portion of its fees in order to continue providing a positive return to clients. To the extent these and other money market mutual funds find it necessary to replace maturing securities with lower yielding securities on an ongoing basis, the amount of fees waived may increase.

Given the low interest rate environment, the Company’s revenue from interest-earning assets, such as securities held and loans to clients, has been declining more than the rates that the Company pays on funding sources, such as customer deposits. The Company’s ability to reduce those rates has been limited as short-term rates have approached zero. Continuation of the current interest rate environment will negatively impact net interest revenue.

The level at which clients utilize margin loans will also impact net interest revenue. Although the average balance of margin loans for the third quarter of 2009 increased $744 million, or 12%, from the second quarter of 2009, the average balance decreased by $4.1 billion, or 37%, from the third quarter of 2008. The average yield earned on margin loans decreased to 5.04% for the third quarter of 2009 from 5.25% for the second quarter of 2009 and from 5.68% for the third quarter of 2008. The average balance of margin loans decreased in the first nine months of 2009 by $4.9 billion, or 43%, from the first nine months of 2008 and the average yield earned on margin loans decreased to 5.26% from 5.98% for the same period.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company recorded net impairment charges of $11 million and $38 million related to certain non-agency residential mortgage-backed securities in the third quarter and first nine months of 2009, respectively, due to credit deterioration of the securities’ underlying collateral. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional future impairment charges.

RESULTS OF OPERATIONS

The following discussion presents an analysis of the Company’s results of operations for the third quarter and first nine months of 2009 compared to the same periods in 2008.

Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. Asset management and administration fees and net interest revenue decreased in the third quarter and first nine months of 2009 compared to the same periods in 2008. Trading revenue decreased in the third quarter and increased in the first nine months of 2009 compared to the same periods in 2008.

Three Months Ended September 30,		2009		2008
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Mutual fund service fees:
Proprietary funds (Schwab Funds® and Laudus Funds®)	(34%)	$207	21%	$312	25%
Mutual Fund OneSource®	(12%)	126	12%	143	12%
Clearing and other	(18%)	23	2%	28	2%
Investment management and trust fees	(20%)	70	7%	88	7%
Other	—	25	3%	25	2%

Asset management and administration fees	(24%)	451	45%	596	48%

Net interest revenue
Interest revenue	(28%)	356	35%	497	40%
Interest expense	24%	(62)	(6%)	(50)	(4%)

Net interest revenue	(34%)	294	29%	447	36%

Trading revenue
Commissions	(2%)	217	21%	222	18%
Principal transactions	(20%)	24	3%	30	2%

Trading revenue	(4%)	241	24%	252	20%

Other	N/M	36	3%	—	—

Net impairment losses on securities	(75%)	(11)	(1%)	(44)	(4%)

Total net revenues	(19%)	$1,011	100%	$1,251	100%

N/M Not meaningful.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Nine Months Ended September 30,		2009		2008
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Mutual fund service fees:
Proprietary funds (Schwab Funds® and Laudus Funds®)	(18%)	$780	24%	$949	25%
Mutual Fund OneSource®	(28%)	321	10%	446	12%
Clearing and other	(23%)	66	2%	86	2%
Investment management and trust fees	(27%)	199	6%	271	7%
Other	(3%)	73	3%	75	1%

Asset management and administration fees	(21%)	1,439	45%	1,827	47%

Net interest revenue
Interest revenue	(28%)	1,063	33%	1,485	38%
Interest expense	(16%)	(161)	(5%)	(192)	(5%)

Net interest revenue	(30%)	902	28%	1,293	33%

Trading revenue
Commissions	7%	679	21%	634	17%
Principal transactions	(1%)	93	3%	94	2%

Trading revenue	6%	772	24%	728	19%

Other	113%	132	4%	62	2%

Net impairment losses on securities	(14%)	(38)	(1%)	(44)	(1%)

Total net revenues	(17%)	$3,207	100%	$3,866	100%

Asset Management and Administration Fees

Asset management and administration fees include mutual fund service fees and fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for shareholder services, administration, and investment management provided to its proprietary funds, recordkeeping and shareholder services provided to third-party funds, and transfer agent services (through July 2009). These fees are based upon the daily balances of client assets invested in third-party funds and the Company’s proprietary funds. The Company also earns asset management fees for advisory and managed account services, which are based on the daily balances of client assets subject to the specific fee for service. The fair values of client assets, which include proprietary and third-party mutual funds, are based on quoted market prices and other observable market data. Asset management and administration fees may vary with changes in the balances of client assets due to market fluctuations and client activity. For discussion of the impact of current market conditions on asset management and administration fees, see “Current Market Environment.”

Asset management and administration fees decreased by $145 million, or 24%, and $388 million, or 21%, in the third quarter and first nine months of 2009 compared to the same periods in 2008, respectively, primarily due to decreases in mutual fund service fees and investment management and trust fees, which resulted from money market mutual fund fee waivers and lower average equity market valuations of client assets.

Mutual fund service fees decreased by $127 million, or 26%, and $314 million, or 21%, in the third quarter and first nine months of 2009 compared to the same periods in 2008, respectively. Given the low interest rate environment in the third quarter and first nine months of 2009, the overall yields on certain of the Company’s money market mutual funds have fallen to levels at or below the management fees on those funds. As a result, the Company waived a portion of its fees which totaled $78 million and $114 million in the third quarter and first nine months of 2009, respectively, in order to provide a positive return to clients. The decrease in the third quarter of 2009 was also due to a 7% decrease in the average balances of client assets invested in the Company’s proprietary funds. The decrease in the first nine months of 2009 was also due to

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

decreases of 18% and 21% in the average balances of client assets invested in the Company’s Mutual Fund OneSource funds and mutual fund clearing services, respectively.

Investment management and trust fees decreased by $18 million, or 20%, and $72 million, or 27%, in the third quarter and first nine months of 2009 compared to the same periods in 2008, respectively, primarily due to temporary fee waivers of $21 million and $39 million, respectively, relating to client asset balances participating in advisory and managed account services programs. The decrease in the first nine months of 2009 was also due to lower average client asset balances in these programs.

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

In clearing its clients’ trades, Charles Schwab & Co., Inc. (Schwab) holds cash balances payable to clients. In most cases, Schwab pays its clients interest on cash balances awaiting investment, and may invest these funds and earn interest revenue. Receivables from brokerage clients consist primarily of margin loans to brokerage clients. Margin loans are loans made by Schwab to clients on a secured basis to purchase securities. Pursuant to Securities and Exchange Commission (SEC) regulations, client cash balances that are not used for margin lending are generally segregated into investment accounts that are maintained for the exclusive benefit of clients which are recorded in cash and investments segregated on the Company’s condensed consolidated balance sheet.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheet:

Three Months Ended September 30,	2009			2008
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$9,366	$7	0.30%	$4,333	$27	2.48%
Cash and investments segregated	16,584	16	0.38%	10,506	64	2.42%
Broker-related receivables (1)	383	—	0.14%	435	2	1.83%
Receivables from brokerage clients	7,006	89	5.04%	11,133	159	5.68%
Other securities owned (2)	158	—	0.87%	—	—	—
Securities available for sale (3)	18,942	127	2.66%	13,493	145	4.28%
Securities held to maturity	2,874	28	3.87%	—	—	—
Loans to banking clients	6,795	61	3.56%	5,232	62	4.71%
Loans held for sale	69	1	5.75%	51	1	7.80%

Total interest-earning assets	62,177	329	2.10%	45,183	460	4.05%

Other interest revenue		27			37

Total interest-earning assets	$62,177	$356	2.27%	$45,183	$497	4.38%

Funding sources:
Deposits from banking clients	$33,792	$32	0.38%	$20,416	$22	0.43%
Payables to brokerage clients (2)	18,474	—	0.01%	15,084	6	0.16%
Short-term borrowings (4)	—	—	—	47	—	2.27%
Long-term debt	1,535	22	5.69%	882	14	6.31%

Total interest-bearing liabilities	53,801	54	0.40%	36,429	42	0.46%

Non-interest-bearing funding sources	8,376			8,754
Provision for credit losses		7			5
Other interest expense		1			3

Total funding sources	$62,177	$62	0.39%	$45,183	$50	0.44%

Net interest revenue		$294	1.88%		$447	3.94%

(1)	Includes receivables from brokers, dealers, and clearing organizations. Interest revenue on broker-related receivables was less than $500,000 in the third quarter of 2009.

(2)	Interest revenue on other securities owned and interest expense on payables to brokerage clients was less than $500,000 in the third quarter of 2009.

(3)	Amounts have been calculated based on amortized cost.

(4)	Interest expense on short-term borrowings was less than $500,000 in the third quarter of 2008.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Nine Months Ended September 30,	2009			2008
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$7,795	$27	0.46%	$4,808	$108	3.00%
Cash and investments segregated	15,815	67	0.57%	10,350	231	2.98%
Broker-related receivables	355	1	0.38%	501	8	2.13%
Receivables from brokerage clients	6,457	254	5.26%	11,348	508	5.98%
Other securities owned (1)	53	—	0.88%	—	—	—
Securities available for sale (2)	17,235	389	3.02%	10,865	360	4.43%
Securities held to maturity	1,443	43	3.98%	—	—	—
Loans to banking clients	6,497	177	3.64%	4,491	164	4.88%
Loans held for sale	121	5	5.52%	73	3	5.49%

Total interest-earning assets	55,771	963	2.31%	42,436	1,382	4.35%

Other interest revenue		100			103

Total interest-earning assets	$55,771	$1,063	2.55%	$42,436	$1,485	4.67%

Funding sources:
Deposits from banking clients	$29,285	$73	0.33%	$17,862	$79	0.59%
Payables to brokerage clients	17,393	2	0.02%	15,144	49	0.43%
Short-term borrowings	—	—	—	47	1	2.20%
Long-term debt	1,134	51	6.01%	892	44	6.59%

Total interest-bearing liabilities	47,812	126	0.35%	33,945	173	0.68%

Non-interest-bearing funding sources	7,959			8,491
Provision for credit losses		33			11
Other interest expense		2			8

Total funding sources	$55,771	$161	0.39%	$42,436	$192	0.60%

Net interest revenue		$902	2.16%		$1,293	4.07%

(1)	Interest revenue on other securities owned was less than $500,000 in the first nine months of 2009.

(2)	Amounts have been calculated based on amortized cost.

Net interest revenue decreased in the third quarter and first nine months of 2009 compared to the same periods in 2008, due to the low interest rate environment that persisted in the third quarter and first nine months of 2009. As a result, the Company experienced declines in the yields and rates of almost all interest-earning assets and interest-bearing liabilities compared to the third quarter and first nine months of 2008. The mix of interest-earning assets also negatively affected net interest revenue – most notably the decrease in average margin loans resulted in higher average balances of cash and investments segregated, a lower yielding asset category. The effect of the low interest rate environment and asset mix was partially offset by the growth in average balances. The Company experienced significant growth in deposits from banking clients, which in turn funded increases in the average balances of securities available for sale, loans to banking clients, and cash and cash equivalents.

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

Trading revenue decreased by $11 million, or 4%, in the third quarter of 2009 compared to the third quarter of 2008 due to lower daily average revenue trades and lower average revenue earned per revenue trade, offset by lower investment losses.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Trading revenue increased by $44 million, or 6%, in the first nine months of 2009 compared to the first nine months of 2008 due to higher daily average revenue trades and investment gains, offset by lower average revenue earned per revenue trade.

As shown in the following table, daily average revenue trades decreased 3% in the third quarter of 2009 primarily due to lower volumes of principal transaction and equity trades. Daily average revenue trades increased 8% in the first nine months of 2009 due to higher volumes of equity and mutual fund trades, offset by lower volumes of principal transaction and option trades. Average revenue earned per revenue trade decreased 5% in the third quarter of 2009 primarily due to lower average revenue earned per revenue trade for mutual funds and principal transactions, offset by higher average revenue earned per revenue trade for options. Average revenue earned per revenue trade decreased 4% in the first nine months of 2009 primarily due to lower average revenue earned per revenue trade for principal transactions and mutual funds, offset by higher average revenue earned per revenue trade for equity securities.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2009	2008		2009	2008
Daily average revenue trades (in thousands) (1)	273.7	282.9	(3%)	292.4	270.7	8%
Number of trading days	64.0	63.5	1%	188.0	188.5	—
Average revenue earned per revenue trade	$13.93	$14.59	(5%)	$13.94	$14.48	(4%)

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

Other Revenue

Other revenue includes gains on the repurchases of long-term debt, realized gains and losses on sales of securities available for sale, gains and losses on sales of loans held for sale, service fees, and software maintenance fees. Other revenue increased by $70 million, or 113%, in the first nine months of 2009 from the first nine months of 2008 primarily due to the recognition of a gain on the repurchase of a portion of the Company’s long-term debt. The Company repurchased $98 million of trust preferred securities related to its Junior Subordinated Notes for a cash payment of $67 million in the first nine months of 2009. The repurchase of the trust preferred securities was accounted for as an extinguishment of a portion of the Junior Subordinated Notes and resulted in a gain of $31 million. Other revenue in the third quarter and first nine months of 2008 included a realized loss of $29 million on the sale of corporate debt securities issued by Washington Mutual Bank as a result of its seizure by the FDIC in September 2008.

Net Impairment Losses on Securities

The Company recorded net impairment charges of $11 million and $38 million related to certain non-agency residential mortgage-backed securities in the third quarter and first nine months of 2009, respectively, due to credit deterioration of the securities’ underlying collateral. In the third quarter and first nine months of 2008, the Company recognized an other-than-temporary impairment charge of $44 million on corporate debt securities issued by Lehman Brothers Holdings, Inc. (Lehman) as a result of Lehman’s Chapter 11 bankruptcy petition filing in September 2008. The Company sold these securities in October 2008. See note “3 – Securities Available for Sale and Securities Held to Maturity” for further discussion.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses Excluding Interest

As shown in the table below, expenses excluding interest decreased in the third quarter and first nine months of 2009 compared to the same periods in 2008, primarily due to decreases in compensation and benefits expense, professional services expense, and advertising and market development expense. The decrease in the first nine months of 2009 was partially offset by the increase in occupancy and equipment expense.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2009	2008		2009	2008
Compensation and benefits	$371	$390	(5%)	$1,173	$1,265	(7%)
Professional services	70	86	(19%)	194	254	(24%)
Occupancy and equipment	67	75	(11%)	245	221	11%
Advertising and market development	34	47	(28%)	141	181	(22%)
Communications	48	51	(6%)	155	155	—
Depreciation and amortization	38	38	—	121	113	7%
Other	63	65	(3%)	168	156	8%

Total expenses excluding interest	$691	$752	(8%)	$2,197	$2,345	(6%)

Expenses as a percentage of total net revenues:
Total expenses excluding interest	68%	60%		69%	61%
Advertising and market development	3%	4%		4%	5%

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Compensation and benefits expense decreased by $19 million, or 5%, in the third quarter of 2009 compared to the third quarter of 2008 primarily due to a decrease in salaries and wages expense. Compensation and benefits expense decreased $92 million, or 7%, in the first nine months of 2009 compared to the first nine months of 2008 primarily due to decreases in incentive compensation and salaries and wages expense. The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2009	2008		2009	2008
Salaries and wages	$214	$248	(14%)	$713	$753	(5%)
Incentive compensation (1)	91	83	10%	261	316	(17%)
Employee benefits and other	66	59	12%	199	196	2%

Total compensation and benefits expense	$371	$390	(5%)	$1,173	$1,265	(7%)

Compensation and benefits expense as a percentage of total net revenues:
Salaries and wages	21%	20%		22%	20%
Incentive compensation	9%	7%		8%	8%
Employee benefits and other	7%	4%		7%	5%

Total compensation and benefits expense	37%	31%		37%	33%

Full-time equivalent employees (in thousands) (2)
At quarter end	12.2	13.5	(10%)
Average	12.2	13.5	(10%)	12.4	13.4	(7%)

(1)	Includes variable compensation, discretionary bonus costs, stock-based compensation, and employee stock purchase plan expense.

(2)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

Salaries and wages decreased in the third quarter and first nine months of 2009 compared to the same periods in 2008 primarily due to lower expense as a result of decreases in full-time employees and persons employed on a contract basis. The decrease in salaries and wages in the first nine months of 2009 was offset by severance expense of $56 million relating to the Company’s cost reduction measures.

Incentive compensation decreased in the first nine months of 2009 compared to the first nine months of 2008 primarily due to lower variable compensation based on actual performance in the first nine months of 2009. In addition, incentive compensation in the first nine months of 2008 included long-term incentive plan compensation. The last performance period under the Company’s long-term incentive program ended on December 31, 2008.

Expenses Excluding Compensation and Benefits

Professional services expense decreased in the third quarter and first nine months of 2009 compared to the same periods in 2008 primarily due to a decrease in fees paid to outsourced service providers and consultants.

Occupancy and equipment expense increased in the first nine months of 2009 compared to the first nine months of 2008 primarily due to facilities charges of $43 million relating to the Company’s cost reduction measures, partially offset by lower purchases of equipment.

Advertising and market development expense decreased in the third quarter and first nine months of 2009 compared to the same periods in 2008 primarily due to lower media spending relating to the Company’s “Talk to ChuckTM” national advertising campaign. Media spending decreased by $10 million and $27 million and marketing expense decreased by $3 million and $13 million in the third quarter and first nine months of 2009, respectively.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Other expense increased in the first nine months of 2009 compared to the first nine months of 2008 primarily due to a $16 million FDIC special industry assessment recorded in the second quarter and higher FDIC insurance premiums caused by higher deposits from banking clients, partially offset by a decrease in employee travel expenses. Other expense in the first nine months of 2009 also included charges of $21 million for individual client complaints and arbitration claims relating to Schwab YieldPlus Fund® investments (YieldPlus Expenses), offset by $34 million of insurance recoveries, resulting in a net credit of $13 million. YieldPlus Expenses and insurance recoveries in the third quarter of 2009 were not material. Other expense in the first nine months of 2008 included YieldPlus Expenses of $24 million.

Taxes on Income

The Company’s effective income tax rate on income from continuing operations before taxes was 37.5% and 39.1% for the third quarters of 2009 and 2008, respectively. The Company’s effective income tax rate on income from continuing operations before taxes was 38.3% and 39.4% for the first nine months of 2009 and 2008, respectively. The decrease in the third quarter and first nine months of 2009 was primarily due to lower effective state income tax rates.

Segment Information

The Company provides financial services to individuals and institutional clients through two segments – Investor Services and Institutional Services. As a result of organizational and related business changes in the first quarter of 2009, the segments formerly reported as Advisor Services and Corporate and Retirement Services were combined into a single segment called Institutional Services. Previously reported segment information has been revised to reflect this change. The Investor Services segment includes the Company’s retail brokerage and banking operations. The Institutional Services segment provides custodial, trading, and support services to independent investment advisors, as well as retirement plan services, plan administrator services, stock plan services, and mutual fund clearing services. In addition, the Institutional Services segment supports the availability of Schwab proprietary mutual funds on third-party platforms. The Company evaluates the performance of its segments on a pre-tax basis excluding items such as impairment charges on non-financial assets, discontinued operations, extraordinary items, and other significant restructuring charges.

Financial information for the Company’s reportable segments is presented in the following table:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2009	2008		2009	2008
Investor Services:
Net revenues	$658	$820	(20%)	$2,069	$2,557	(19%)
Expenses excluding interest	462	505	(9%)	1,415	1,588	(11%)

Contribution margin	$196	$315	(38%)	$654	$969	(33%)

Institutional Services:
Net revenues	$353	$428	(18%)	$1,138	$1,299	(12%)
Expenses excluding interest	228	243	(6%)	695	747	(7%)

Contribution margin	$125	$185	(32%)	$443	$552	(20%)

Unallocated:
Net revenues	$—	$3	N/M	$—	$10	N/M
Expenses excluding interest	1	4	N/M	87	10	N/M

Contribution margin	$(1)	$(1)	N/M	$(87)	$—	N/M

Total:
Net revenues	$1,011	$1,251	(19%)	$3,207	$3,866	(17%)
Expenses excluding interest	691	752	(8%)	2,197	2,345	(6%)

Contribution margin	$320	$499	(36%)	$1,010	$1,521	(34%)

N/M Not meaningful.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Investor Services

Net revenues decreased by $162 million, or 20%, in the third quarter of 2009 compared to the third quarter of 2008 primarily due to decreases in asset management and administration fees and net interest revenue, offset by an increase in other revenue and lower net impairment losses on securities. Asset management and administration fees decreased primarily due to money market mutual fund fee waivers. Net interest revenue decreased as a result of the low interest rate environment, partially offset by higher average interest-earning assets. Other revenue and net impairment losses on securities in the prior year included a loss on the sale and an other-than-temporary impairment charge, respectively, related to two corporate debt securities in the third quarter of 2008. Expenses excluding interest decreased by $43 million, or 9%, in the third quarter of 2009 compared to the third quarter of 2008 primarily due to lower professional services, advertising and market development, and other expenses.

Net revenues decreased by $488 million, or 19%, in the first nine months of 2009 compared to the first nine months of 2008 primarily due to decreases in asset management and administration fees, net interest revenue, and other revenue, partially offset by an increase in trading revenue. Asset management and administration fees decreased due to lower average equity market valuations and money market mutual fund fee waivers. Net interest revenue decreased as a result of the low interest rate environment, partially offset by higher average interest-earning assets. Trading revenue increased due to higher daily average revenue trades. Other revenue increased primarily due to a gain on the repurchase of a portion of the Company’s long-term debt in the first nine months of 2009. The increase in other revenue is also attributed to the loss on the sale of a corporate debt security in the third quarter of 2008 discussed above. Expenses excluding interest decreased by $173 million, or 11%, in the first nine months of 2009 compared to the first nine months of 2008 primarily due to lower compensation and benefits, professional services, and other expenses.

Institutional Services

Net revenues decreased by $75 million, or 18%, in the third quarter of 2009 compared to the third quarter of 2008 due to decreases in asset management and administration fees and net interest revenue, offset by an increase in other revenue and lower net impairment losses on securities. Asset management and administration fees decreased primarily due to money market mutual fund fee waivers. Net interest revenue decreased as a result of the low interest rate environment, partially offset by higher average interest-earning assets. Other revenue and net impairment losses on securities in the prior year included a loss on the sale and an other-than-temporary impairment charge, respectively, related to two corporate debt securities in the third quarter of 2008. Expenses excluding interest decreased by $15 million, or 6%, in the third quarter of 2009 compared to the third quarter of 2008 primarily due to lower compensation and benefits and professional services expenses.

Net revenues decreased by $161 million, or 12%, in the first nine months of 2009 compared to the first nine months of 2008, due to decreases in asset management and administration fees and net interest revenue, offset by increases in trading revenue and other revenue. Asset management and administration fees decreased due to lower average equity market valuations and money market mutual fund fee waivers. Net interest revenue decreased as a result of the low interest rate environment, partially offset by higher average interest-earning assets. Trading revenue increased due to higher daily average revenue trades. Other revenue increased primarily due to a gain on the repurchase of a portion of the Company’s long-term debt in the first nine months of 2009. The increase in other revenue is also attributed to the loss on the sale of a corporate debt security in the third quarter of 2008 discussed above. Expenses excluding interest decreased by $52 million, or 7%, in the first nine months of 2009 compared to the first nine months of 2008 primarily due to lower compensation and benefits and professional services expenses, partially offset by other expense.

Unallocated

Expenses excluding interest in the first nine months of 2009 include facilities and severance charges relating to the Company’s cost reduction measures.

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

Liquidity

CSC

As a savings and loan holding company, CSC is not subject to specific statutory capital requirements. However, CSC is required to maintain capital that is sufficient to support the holding company and its subsidiaries’ business activities, and the risks inherent in those activities. To manage capital adequacy, CSC currently utilizes a target Tier 1 Leverage Ratio, as defined by the Board of Governors of the Federal Reserve System, of at least 6%. At September 30, 2009, CSC’s Tier 1 Leverage Ratio was 7.4%.

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

CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), Junior Subordinated Notes, and Senior Notes, as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes, of which $450 million was outstanding at September 30, 2009, have maturities ranging from 2010 to 2017 and fixed interest rates ranging from 6.375% to 8.05% with interest payable semiannually. The Medium-Term Notes are rated A2 by Moody’s Investors Service (Moody’s), A by Standard & Poor’s Ratings Group (S&P), and A by Fitch Ratings, Ltd. (Fitch). At September 30, 2009, $202 million of Junior Subordinated Notes were outstanding and have a fixed interest rate of 7.50% until 2017 and a floating rate thereafter. The Junior Subordinated Notes are not rated, however the trust preferred securities related to these notes are rated A3 by Moody’s, BBB+ by S&P, and A- by Fitch. In the first nine months of 2009, CSC repurchased $98 million of trust preferred securities related to its Junior Subordinated Notes for a cash payment of $67 million. The repurchase of the trust preferred securities was accounted for as an extinguishment of a portion of the Junior Subordinated Notes and resulted in a gain of $31 million.

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

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and is not subject to voluntary prepayment. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no Commercial Paper Notes outstanding at September 30, 2009. CSC’s ratings for these short-term borrowings are P-1 by Moody’s, A-1 by S&P, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of 12 banks which is scheduled to expire in June 2010. This facility replaced a similar facility that expired in June 2009. These facilities were unused during the first

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

nine months of 2009. The funds under this facility are available for general corporate purposes, including repayment of the Commercial Paper Notes discussed above. If any Commercial Paper Notes are outstanding, the amount of this facility that CSC could use for other general corporate purposes will be reduced. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity. At September 30, 2009, the minimum level of stockholders’ equity required under this facility was $3.2 billion. Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $745 million of the $822 million uncommitted, unsecured bank credit lines discussed below, that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used by CSC during the first nine months of 2009.

In addition, Schwab provides CSC with a $1.0 billion credit facility maturing in December 2009. No funds were drawn under this facility at September 30, 2009.

Schwab

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings to CSC, paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At September 30, 2009, Schwab’s net capital was $1.1 billion (12% of aggregate debit balances), which was $897 million in excess of its minimum required net capital and $624 million in excess of 5% of aggregate debit balances.

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

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $22.8 billion and $19.2 billion at September 30, 2009 and December 31, 2008, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $113 million at September 30, 2009, is being reduced by a portion of the lease payments over the remaining lease term of approximately 15 years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of seven banks totaling $822 million at September 30, 2009. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earning investments, and movements of cash to meet segregation requirements. Schwab used such borrowings for four days during the first nine months of 2009, with daily amounts borrowed averaging $31 million. There were no borrowings outstanding under these lines at September 30, 2009.

To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured standby letter of credit agreements (LOCs) with seven banks in favor of the OCC aggregating $445 million at September 30, 2009. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At September 30, 2009, the aggregate face amount of these LOCs totaled $31 million. There were no funds drawn under any of these LOCs during the first nine months of 2009.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility which is scheduled to expire in March 2010. The amount outstanding under this facility at September 30, 2009, was $220 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $1.5 billion credit facility which is scheduled to expire in 2011. Borrowings under this facility do not qualify as regulatory capital for Schwab. There were no funds drawn under this facility at September 30, 2009.

Schwab Bank

Schwab Bank is required to maintain a capital level that at least equals minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. Based on its regulatory capital ratios at September 30, 2009, Schwab Bank is considered well capitalized. Schwab Bank’s regulatory capital and ratios at September 30, 2009, are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$2,454	17.0%	$578	4.0%	$868	6.0%
Total Capital	$2,498	17.3%	$1,157	8.0%	$1,446	10.0%
Leverage	$2,454	6.4%	$1,538	4.0%	$1,922	5.0%
Tangible Equity	$2,454	6.4%	$769	2.0%	N/A

N/A Not applicable.

Schwab Bank’s current liquidity needs are generally met through deposits from banking clients and equity capital.

The excess cash held in certain Schwab brokerage client accounts is swept into deposit accounts at Schwab Bank. At September 30, 2009, these balances totaled $21.8 billion.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, Schwab Bank has access to short-term funding through the Federal Reserve Bank (FRB) discount window. Amounts available under the FRB discount window are dependent on the fair value of certain of Schwab Bank’s securities available for sale and securities held to maturity that are pledged as collateral. At September 30, 2009, $1.1 billion was available under this arrangement. There were no funds drawn under this arrangement during the first nine months of 2009.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System (FHLB). Amounts available under this facility are dependent on the amount of Schwab Bank’s residential real estate mortgages and home equity lines of credit that are pledged as collateral. At September 30, 2009, $2.4 billion was available under this facility. There were no funds drawn under this facility during the first nine months of 2009.

CSC provides Schwab Bank with a $100 million short-term credit facility which is scheduled to expire in December 2009. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. There were no funds drawn under this facility during the first nine months of 2009.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio not to exceed 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at September 30, 2009, was $6.4 billion, up $1.5 billion, or 30%, from December 31, 2008.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

At September 30, 2009, the Company had long-term debt of $1.5 billion, or 24% of total financial capital, that bears interest at a weighted-average rate of 5.97%. At December 31, 2008, the Company had long-term debt of $883 million, or 18% of total financial capital. In June 2009, the Company issued $750 million of Senior Notes that mature in 2014 and have a fixed interest rate of 4.950%. The Company repaid $12 million of long-term debt in the first nine months of 2009. In addition, the Company repurchased $98 million of trust preferred securities related to its Junior Subordinated Notes for a cash payment of $67 million in the first nine months of 2009. The repurchase of the trust preferred securities was accounted for as an extinguishment of a portion of the Junior Subordinated Notes and resulted in a gain of $31 million.

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

Capital Expenditures

The Company’s capital expenditures were $107 million and $128 million in the first nine months of 2009 and 2008, respectively. Capital expenditures in the first nine months of 2009 were primarily for leasehold improvements, software and equipment relating to the Company’s information technology systems, and building improvements. Capital expenditures in the first nine months of 2008 were for software and equipment relating to the Company’s information technology systems, a building, and leasehold improvements. Capital expenditures include capitalized costs for developing internal-use software of $12 million in the first nine months of 2009 and $34 million in the first nine months of 2008.

Dividends

CSC paid common stock cash dividends of $209 million and $185 million in the first nine months of 2009 and 2008, respectively.

Share Repurchases

There were no repurchases of CSC’s common stock in the first nine months of 2009. CSC repurchased 17 million shares of its common stock for $350 million in the first nine months of 2008. As of September 30, 2009, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock.

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

Credit Risk Exposures

The Company has exposure to credit risk associated with the Company’s loans to banking clients. The Company’s loan portfolios primarily include first lien 3-, 5- and 7- year adjustable rate residential mortgage loans (First Mortgage portfolio) of $3.5 billion and home equity lines of credit (HELOC portfolio) of $3.2 billion at September 30, 2009.

The Company’s First Mortgage portfolio underwriting requirements are generally consistent with the underwriting requirements in the secondary market for loan portfolios. The Company’s guidelines include maximum loan-to-value (LTV) ratios, cash out limits, and minimum Fair Isaac & Company (FICO) credit scores. The specific guidelines are dependent on the individual characteristics of a loan (for example, whether the property is a primary or secondary residence, whether the

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

loan is for investment property, whether the loan is for an initial purchase of a home or refinance of an existing home, and whether the loan is conforming or jumbo). These credit underwriting standards have limited the exposure to the types of loans that experienced high foreclosures and loss rates elsewhere in the industry during 2008 and the first nine months of 2009. There have been no significant changes to the LTV ratio or FICO credit score guidelines related to the Company’s First Mortgage or HELOC portfolios during the first nine months of 2009. At September 30, 2009, the weighted-average originated LTV ratios were 62% and 59% for the First Mortgage and HELOC portfolios, respectively, and the weighted-average originated FICO credit scores were 759 and 767 for the First Mortgage and HELOC portfolios, respectively.

The Company does not offer loans that allow for negative amortization and does not originate or purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO credit score of less than 620 at origination), unless the borrower has compensating credit factors. At September 30, 2009, approximately 2% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with FICO credit scores of less than 620.

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

	September 30, 2009	December 31, 2008
Loan delinquencies (1)	0.78%	0.54%
Nonaccrual loans	0.37%	0.13%
Allowance for credit losses	0.63%	0.33%

(1)	Loan delinquencies are defined as loans that are 30 days or more past due.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios which totaled $21.3 billion and $3.0 billion, respectively, at September 30, 2009. These portfolios include U.S. agency residential mortgage-backed securities, U.S. agency notes, corporate debt securities, non-agency residential mortgage-backed securities, certificates of deposit, and asset-backed securities. U.S. agency residential mortgage-backed securities do not have explicit credit ratings, however management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. agencies. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined by the Company as loans to borrowers with a FICO credit score of 620 or higher at origination), and “Alt-A” (defined by the Company as Prime loans with reduced documentation at origination).

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The table below presents the credit ratings for U.S. agency and non-agency residential mortgage-backed securities available for sale and securities held to maturity, including Prime and Alt-A mortgage-backed securities, by year of origination. In some instances securities have divergent ratings from Moody’s, Fitch Ratings, or Standard and Poor’s. In these instances, the Company has used the lowest rating as of September 30, 2009, for purposes of presenting the table below. Residential mortgage-backed securities, particularly Alt-A securities, experienced deteriorating credit characteristics, including increased delinquencies and valuation pressure, in the first nine months of 2009. For a discussion of the impact of current market conditions on residential mortgage-backed securities, see “Current Market Environment.”

	AAA		AA to A		BBB		BB or Lower		Total
	Amortized Cost	Net Unrealized Gain (Loss)	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Gain (Loss)
U.S. agency residential mortgage-backed securities:
2005	$630	$4	$—	$—	$—	$—	$—	$—	$630	$4
2006	415	(1)	—	—	—	—	—	—	415	(1)
2007	791	28	—	—	—	—	—	—	791	28
2008	4,633	109	—	—	—	—	—	—	4,633	109
2009	5,247	43	—	—	—	—	—	—	5,247	43

Total	11,716	183	—	—	—	—	—	—	11,716	183

Non-agency residential mortgage-backed securities:
2003	87	(7)	8	(1)	—	—	—	—	95	(8)
2004	156	(13)	80	(14)	10	(4)	—	—	246	(31)
2005	37	(2)	176	(43)	252	(54)	385	(96)	850	(195)
2006	14	—	40	(4)	—	—	693	(241)	747	(245)
2007	104	(6)	—	—	35	(6)	384	(94)	523	(106)

Total	398	(28)	304	(62)	297	(64)	1,462	(431)	2,461	(585)

Total residential mortgage-backed securities	$12,114	$155	$304	$(62)	$297	$(64)	$1,462	$(431)	$14,177	$(402)

% of Total residential mortgage-backed securities	86%		2%		2%		10%		100%

At September 30, 2009, the corporate debt securities and non-mortgage asset-backed securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard and Poor’s rating of “BBB-” or higher).

Concentration Risk Exposures

The Company has concentration risk exposure when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry.

The fair value of the Company’s investments in residential mortgage-backed securities totaled $13.8 billion at September 30, 2009. Of these, $11.9 billion were U.S. agency securities and $1.9 billion were non-agency securities. The U.S. agency securities are included in securities available for sale and securities held to maturity and the non-agency securities are included in securities available for sale. Included in non-agency residential mortgage-backed securities are securities collateralized by Alt-A loans. At September 30, 2009, the amortized cost and fair value of Alt-A mortgage-backed securities were $672 million and $393 million, respectively.

The Company’s investments in corporate debt securities and commercial paper totaled $6.2 billion at September 30, 2009, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, securities held to maturity, cash and investments segregated and on deposit for regulatory purposes, cash and cash equivalents, and other securities owned in the Company’s condensed consolidated balance sheets. Included in corporate debt securities and commercial paper at September 30, 2009, were $3.2 billion of securities issued by financial institutions and guaranteed under the FDIC Temporary Liquidity Guarantee Program.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company’s loans to banking clients include $3.5 billion of first lien residential real estate mortgage loans at September 30, 2009. Approximately 75% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 75% of these interest-only loans are not scheduled to reset for three or more years. The Company’s interest-only loans do not include interest terms described as temporary introductory rates below current market rates. At September 30, 2009, 37% of the residential real estate mortgages and 48% of the home equity lines of credit balances were secured by properties which are located in California. The Company is also subject to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry.

The Company is subject to indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. U.S. Government and agency securities held as collateral for resale agreements totaled $8.3 billion at September 30, 2009.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record certain financial assets and liabilities at fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 – Fair Value Measurements (ASC 820 – Fair Value Measurements and Disclosures), and to determine fair value disclosures. At September 30, 2009, $28.6 billion, or 42% of total assets, were recorded at fair value. At December 31, 2008, $21.9 billion, or 42% of total assets, were recorded at fair value. All of these assets were measured at fair value using quoted prices or market-based information and accordingly were classified as Level 1 or Level 2 measurements in accordance with ASC 820. Liabilities recorded at fair value were not material at September 30, 2009 or December 31, 2008. See note “7 – Fair Values of Assets and Liabilities” for more information on the Company’s assets and liabilities accounted for at fair value.

The Company uses prices obtained from an independent third-party pricing service to measure the fair value of certain investment securities. The Company validates prices received from the pricing service using various methods including comparison to prices received from additional pricing services, comparison to available quoted market prices, internal valuation models, and review of other relevant market data including implied yields of major categories of securities. The Company does not adjust the prices received from the independent third-party pricing service unless such prices are inconsistent with ASC 820 and result in a material difference in the recorded amounts. At September 30, 2009 and December 31, 2008, the Company did not adjust prices received from the independent third-party pricing service.

CRITICAL ACCOUNTING ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Other than the change noted below, there have been no material changes to these critical accounting estimates during the first nine months of 2009.

The Company adopted FASB Staff Position on SFAS No. 115-2 and SFAS No. 124-2 – Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320 – Investments Debt and Equity Securities) in the first quarter of 2009. As a result of the adoption, management has revised its process for the quarterly evaluation of other-than-temporary impairment on securities available for sale and securities held to maturity. Debt securities with unrealized losses are considered other-than-temporarily impaired (OTTI) if the Company intends to sell the security or if the Company will be required to sell such security prior to any anticipated recovery. If management determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and then-current fair value. A security is also OTTI if management does not expect to recover the amortized cost of the security. However in this circumstance, if the Company does not intend to sell the security and will not be required to sell the security, management utilizes cash flow models to estimate the expected future cash flow from the securities and to assess the probability that the Company will experience a loss. In this circumstance, the impairment recognized in earnings equals the estimated credit

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

losses as measured by the difference between the present value of expected cash flows and the amortized cost of the security. Expected cash flows are discounted using the security’s effective interest rate.

The evaluation of whether the Company expects to recover the amortized cost of a security is inherently judgmental. The evaluation includes the assessment of several bond performance indicators including: the portion of the underlying loans that are delinquent (30 days, 60 days, 90+ days), in bankruptcy, in foreclosure or converted to real estate owned; the actual amount of loss incurred on the underlying loans in which the property has been foreclosed and sold; the amount of credit support provided by the structure of the security available to absorb credit losses on the underlying loans; the current credit ratings issued by either Standard & Poor’s, Fitch Ratings, or Moody’s; the current price and magnitude of the unrealized loss; and whether the Company has received all scheduled principal and interest payments. Management uses cash flow models to further assess the likelihood of other-than-temporary impairment for the Company’s non-agency residential mortgage-backed securities. To develop the cash flow models, the Company uses forecasted loss severity, prepayment speeds (i.e. the rate at which the principal on underlying loans are paid down), and default rates over the securities’ remaining maturities. Forecasted home price fluctuations are an important variable in forecasting the expected loss severity and default rates. Based on these cash flow projections, management determines if the Company expects to recover all of the amortized cost of the securities and therefore if the securities are OTTI.

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

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “aim,” “target,” “could,” and other similar expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.

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

•	target capital ratios (see note “10 – Regulatory Requirements” in the Notes to the Condensed Consolidated Financial Statements and “Liquidity and Capital Resources”); and

•	sources of liquidity and capital (see “Liquidity and Capital Resources – Liquidity”).

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

For the Company’s market risk related to interest rates, a sensitivity analysis, referred to as a net interest revenue simulation model, is shown below. The Company is exposed to interest rate risk primarily from changes in the interest rates on its interest-earning assets relative to changes in the costs of its funding sources that finance these assets.

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

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in market interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months at September 30, 2009 and December 31, 2008. While the Company typically uses a gradual 200 basis point change, it revised the methodology at September 30, 2008, due to the current low levels of interest rates. The Company will use a gradual 100 basis point change until such time as the level of interest rates justifies a return to the previous methodology.

	September 30, 2009	December 31, 2008
Increase of 100 basis points	19.4%	6.4%
Decrease of 100 basis points	(3.8%)	(6.8%)

The sensitivities shown reflect the fact that the rates paid on the majority of brokerage client cash balances and banking deposits had reached minimal levels by the end of the first nine months of 2009. With liability costs essentially fixed, lower rates earned on interest-earning assets would have a negative impact on net interest revenue.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see note “6 – Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Item 1A.	Risk Factors

During the first nine months of 2009, there have been no material changes to the risk factors in “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the third quarter of 2009:

Month	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in millions)
July:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	4	$17.27	N/A	N/A
August:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	2	$17.84	N/A	N/A
September:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	1	$17.82	N/A	N/A

Total:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	7	$17.51	N/A	N/A

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

THE CHARLES SCHWAB CORPORATION

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Instance Document	(1,2)

101.SCH	XBRL Taxonomy Extension Schema	(1,2)

101.CAL	XBRL Taxonomy Extension Calculation	(1,2)

101.LAB	XBRL Taxonomy Extension Label	(1,2)

101.PRE	XBRL Taxonomy Extension Presentation	(1,2)

(1)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

(2)	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	November 5, 2009	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Executive Vice President and Chief Financial Officer