Form 10-K
period 2009-12-31
SCHWAB CHARLES CORP
filed 2010-02-25
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009	Commission file number 1-9700

THE CHARLES SCHWAB CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3025021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant was $16.9 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant, and certain investment companies managed by Charles Schwab Investment Management, Inc. were deemed to be shares of the voting stock held by affiliates.

The number of shares of Common Stock outstanding as of January 29, 2010, was 1,192,216,294.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information contained in the registrant’s definitive proxy statement for its annual meeting of stockholders, to be held May 13, 2010, by reference to that document.

THE CHARLES SCHWAB CORPORATION

Annual Report On Form 10-K

For Fiscal Year Ended December 31, 2009

THE CHARLES SCHWAB CORPORATION

PART I

Item 1.	Business

General Corporate Overview

The Charles Schwab Corporation (CSC), headquartered in San Francisco, California, was incorporated in 1986 and engages, through its subsidiaries (collectively referred to as the Company, and primarily located in San Francisco except as indicated), in securities brokerage, banking, and related financial services. At December 31, 2009, the Company had $1.42 trillion in client assets, 7.7 million active brokerage accounts(a) , 1.5 million corporate retirement plan participants, and 722,000 banking accounts.

Significant subsidiaries of CSC include:

•

Charles Schwab & Co., Inc. (Schwab), which was incorporated in 1971, is a securities broker-dealer with 304 domestic branch offices in 45 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, U.K., and serves clients in Hong Kong through one of CSC’s subsidiaries;

•	Charles Schwab Bank (Schwab Bank), which commenced operations in 2003, is a federal savings bank located in Reno, Nevada; and

•	Charles Schwab Investment Management, Inc. (CSIM) is the investment advisor for Schwab’s proprietary mutual funds, which are referred to as the Schwab Funds®.

The Company provides financial services to individuals and institutional clients through two segments – Investor Services and Institutional Services. The Investor Services segment includes the Company’s retail brokerage and banking operations. The Institutional Services segment provides custodial, trading, and support services to independent investment advisors (IAs), as well as retirement plan, equity compensation plan, and other financial services to corporations and their employees. For financial information by segment for the three years ended December 31, 2009, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 21. Segment Information.”

As of December 31, 2009, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of about 12,400 full-time employees.

Acquisition and Divestiture

In July 2007, the Company sold all of the outstanding stock of U.S. Trust Corporation (USTC, and with its subsidiaries collectively referred to as U.S. Trust). U.S. Trust was a subsidiary that provided wealth management services.

In March 2007, the Company acquired The 401(k) Company, which offers retirement plan services. The acquisition enhanced the Company’s ability to meet the needs of retirement plans of all sizes. The acquisition also provided the opportunity to capture rollover accounts from individuals participating in retirement plans served by The 401(k) Company and to cross-sell the Company’s other investment and banking services to plan participants.

Business Strategy and Competitive Environment

The Company’s purpose is to help everyone be financially fit. The Company’s strategy is to meet the financial services needs of individual investors, both directly and indirectly, through its two segments. To pursue its strategy, the Company focuses on: building client loyalty; innovating in ways that benefit clients; operating in a disciplined manner; and leveraging its strengths through shared core processes and technology platforms. The Company provides clients with a compelling combination of personalized relationships, superior service, and great value, delivered through a blend of people and technology. People provide the client focus and personal touch that are essential in serving investors, while technology helps create services that are scalable and consistent. This combination helps the Company address a wide range of client needs – from tools and information for self-directed or active investors, to advice services, to retirement and equity-based incentive

(a)	Accounts with balances or activity within the preceding eight months.

THE CHARLES SCHWAB CORPORATION

plans, to support services for independent IAs – while enabling each client to easily utilize some or all of these capabilities according to their unique circumstances.

The Company’s competition in serving individual investors includes a wide range of brokerage, wealth management, and asset management firms, as well as banks and trust companies. In serving these investors and competing for a growing percentage of the investable wealth in the U.S., the Company offers a multi-channel service delivery model, which includes branch, telephonic, and online capabilities. Under this model, the Company can offer personalized service at competitive prices while giving clients the choice of where, when, and how they do business with the Company. Schwab’s branches and regional telephone service centers are staffed with trained and experienced financial consultants (FCs) focused on building and sustaining client relationships. The Company offers the ability to meet client investing needs through a single ongoing point of contact, even as those needs change over time. In particular, management believes that the Company’s ability to provide those clients seeking help, guidance, or advice with an integrated, individually tailored solution – ranging from occasional consultations to an ongoing relationship with a Schwab FC or an IA – is a competitive strength compared to the more fragmented offerings of other firms.

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

In the IA arena, the Company competes with institutional custodians, traditional and discount brokers, banks, and trust companies. Management believes that its Institutional Services segment can maintain its market leadership position primarily through the efforts of its expanded sales and support teams, which are dedicated to helping IAs grow, compete, and succeed in serving their clients. In addition to focusing on superior service, Institutional Services competes by utilizing technology to provide IAs with a highly-developed, scalable platform for administering their clients’ assets easily and efficiently. Institutional Services sponsors a variety of national, regional, and local events designed to help IAs identify and implement better ways to grow and manage their practices efficiently.

Another important aspect of the Company’s ability to compete is its ongoing focus on efficiency and productivity, as lower costs give the Company greater flexibility in its approach to pricing and investing for growth. Management believes that this flexibility remains important in light of the current competitive environment, in which a number of competitors offer reduced online trading commission rates and lower expense ratios on certain classes of mutual funds. Additionally, the Company’s nationwide marketing effort is an important competitive tool because it reinforces the attributes of the Schwab® brand.

Products and Services

The Company offers a broad range of products to address individuals’ varying investment and financial needs. Examples of these product offerings include:

•

Brokerage – an array of asset management accounts including some with check-writing features, debit card, and billpay; individual retirement accounts; retirement plans for small to large businesses; 529 college savings accounts; separately managed accounts; designated brokerage accounts; equity incentive plan accounts; and margin loans, as well as access to fixed income securities, equity and debt offerings, and exchange traded funds;

•

Banking – first mortgages, home equity lines of credit, pledged-asset loans, certificates of deposit, demand deposit accounts, checking accounts linked to brokerage accounts, savings accounts, and credit cards;

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

THE CHARLES SCHWAB CORPORATION

These products, and the Company’s full array of investing services, are made available through its two segments – Investor Services and Institutional Services.

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

Schwab strives to demystify investing by educating and assisting clients in the development of investment plans. Educational tools include workshops, interactive courses, and online information about investing. Additionally, Schwab provides various internet-based research and analysis tools that are designed to help clients achieve better investment outcomes. As an example of such tools, Schwab Equity Ratings® is a quantitative model-based stock rating system that provides all clients with ratings on approximately 3,000 stocks, assigning each equity a single grade: A, B, C, D, or F. Stocks are rated based on specific factors relating to fundamentals, valuation, momentum, and risk and ranked so that the number of ‘buy consideration’ ratings – As and Bs – equals the number of ‘sell consideration’ ratings – Ds and Fs.

Clients may need specific investment recommendations, either from time to time or on an ongoing basis. The Company provides clients seeking advice with customized solutions. The Company’s approach to advice is based on long-term investment strategies and guidance on portfolio diversification and asset allocation. This approach is designed to be offered consistently across all of Schwab’s delivery channels.

Schwab Private ClientTM features a personal advice relationship with a designated FC, supported by a team of investment professionals who provide individualized service, a customized investment strategy developed in collaboration with the client, and ongoing guidance and execution.

For clients seeking a relationship in which investment decisions are fully delegated to a financial professional, the Company offers several alternatives. The Company provides investors access to professional investment management in a diversified account that is invested exclusively in either mutual funds or exchange traded funds through the Schwab Managed PortfolioTM program. The Company also refers investors who want to utilize a specific third-party money manager to direct a portion of their investment assets to the Schwab Managed Account program. In addition, clients who want the assistance of an independent professional in managing their financial affairs may be referred to IAs in the Schwab Advisor Network®. These IAs provide personalized portfolio management, financial planning, and wealth management solutions.

The Company strives to deliver information, education, technology, service, and pricing that meet the specific needs of clients who trade actively. Schwab offers integrated Web- and software-based trading platforms, which incorporate intelligent order routing technology, real-time market data, options trading, premium stock research, and multi-channel access, as well as sophisticated account and trade management features, risk management tools, decision support tools, and dedicated personal support.

The Company serves both foreign investors and non-English-speaking U.S. clients who wish to trade or invest in U.S. dollar-based securities. The Company has a physical presence in the United Kingdom and Hong Kong. In the U.S., the Company serves Chinese-, Korean-, Spanish-, and Vietnamese-speaking clients through a combination of its branch offices and Web-based and telephonic services.

Institutional Services

Through the Institutional Services segment, Schwab provides custodial, trading, technology, practice management, trust asset, and other support services to IAs. To attract and serve IAs, Institutional Services has a dedicated sales force and service teams assigned to meet their needs.

THE CHARLES SCHWAB CORPORATION

IAs who custody client accounts at Schwab may use proprietary software that provides them with up-to-date client account information, as well as trading capabilities. The Institutional Services website is the core platform for IAs to conduct daily business activities online with Schwab, including submitting client account information and retrieving news and market information. This platform provides IAs with a comprehensive suite of electronic and paper-based reporting capabilities. Institutional Services offers online cashiering services, as well as internet-based eDocuments sites for both IAs and their clients that provide multi-year archiving of online statements, trade confirms and tax reports, along with document search capabilities.

To help IAs grow and manage their practices, Institutional Services offers a variety of services, including marketing and business development, business strategy and planning, and transition support. Regulatory compliance consulting and support services are available, as well as website design and development capabilities. Institutional Services maintains a website that provides interactive tools, educational content, and research reports to assist advisors thinking about establishing their own independent practices.

Institutional Services offers an array of services to help advisors establish their own independent practices through the Business Start-up Solutions package. This includes access to dedicated service teams and outsourcing of back-office operations, as well as third-party firms who provide assistance with real estate, errors and omissions insurance, and company benefits.

The Company offers a variety of educational materials and events to IAs seeking to expand their knowledge of industry issues and trends, as well as sharpen their individual expertise and practice management skills. Institutional Services updates and shares market research on an ongoing basis, and it holds a series of events and conferences every year to discuss topics of interest to IAs, including business strategies and best practices. The Company sponsors the annual IMPACT® conference, which provides a national forum for the Company, IAs, and other industry participants to gather and share information and insights.

IAs and their clients have access to a broad range of the Company’s products and services, including managed accounts and cash products.

The Institutional Services segment also provides retirement plan services, plan administrator services, stock plan services, and mutual fund clearing services, and supports the availability of Schwab proprietary mutual funds on third-party platforms. The Company serves a range of employer sponsored plans: equity compensation plans, defined contribution plans, defined benefit plans, and other investment related benefits plans.

The Company’s bundled 401(k) retirement plan product offers plan sponsors a wide array of investment options, trustee services, and participant-level recordkeeping. Plan design features, which increase plan efficiency and achieve employer goals, are also offered, such as automatic enrollment, automatic fund mapping at conversion, and automatic contribution increases. Services such as Roth 401(k) and designated brokerage accounts are also offered. The Company provides a robust suite of tools to plan sponsors to manage their plans, including plan-specific reports, studies and research, access to legislative updates and benchmarking reports that provide perspective of their plan’s features compared with overall industry and segment-specific plans. Participants in bundled 401(k) plans receive targeted education materials, have access to electronic tools and resources, may attend onsite and virtual seminars, and can receive customized advice provided by a third party.

Participants in 401(k) plans administered by Institutional Services have access to personalized advice online, by phone, or in person, including recommendations specific to the core investment fund choices in their retirement plan and specific recommended savings rates. Advice services include the automatic rebalancing of participant accounts to maintain proper asset allocations.

The Company’s equity compensation plan product offers plan sponsors full-service recordkeeping for stock plans: stock options, restricted stock, performance shares and stock appreciation rights. Specialized services for executive transactions and reporting, grant acceptance tracking and other services are offered to employers to meet the needs of administering the reporting and compliance aspects of an equity compensation plan.

THE CHARLES SCHWAB CORPORATION

Through the Plan Administrator Services unit, the Company and third-party administrators work together to serve plan sponsors, combining the consulting and administrative expertise of the administrator with the Company’s investment, technology, participant education and trustee services.

Schwab also offers its proprietary mutual funds and collective trust funds on third-party retirement platforms, allowing plan sponsors outside of the Company’s bundled platform access to the Schwab Managed Retirement Trust Fund family. These target-date retirement collective trusts have independent sub-managers and leverage both active and passive management, which offer institutional structure and pricing.

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

The securities industry in the United States is subject to extensive regulation under both federal and state laws. Schwab is registered as a broker-dealer with the Securities and Exchange Commission (SEC), the fifty states, and the District of Columbia and Puerto Rico. Schwab and CSIM are registered as investment advisors with the SEC. Additionally, Schwab is regulated by the Commodities Futures Trading Commission (CFTC) with respect to the futures and commodities trading activities it conducts as an introducing broker.

Much of the regulation of broker-dealers has been delegated to self-regulatory organizations (SROs), namely the Financial Industry Regulatory Authority, Inc. (FINRA), and the Municipal Securities Rulemaking Board (MSRB). Schwab is a member of the Nasdaq Stock Market and the Chicago Board Options Exchange and is consequently subject to their rules and regulations. The primary regulators of Schwab are the FINRA and, for municipal securities, the MSRB. The CFTC has designated the National Futures Association (NFA) as Schwab’s primary regulator for futures and commodities trading activities. The Company’s business is also subject to oversight by regulatory bodies in other countries in which the Company operates.

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

As a registered broker-dealer, Schwab is subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule) and related SRO requirements. The CFTC and NFA also impose net capital requirements. The Uniform Net Capital Rule specifies minimum capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. Because CSC itself is not a registered broker-dealer, it is not subject to the Uniform Net Capital Rule. However, if Schwab failed to maintain specified levels of net capital, such failure would constitute a default by CSC under certain debt covenants.

THE CHARLES SCHWAB CORPORATION

The Uniform Net Capital Rule limits broker-dealers’ ability to transfer capital to parent companies and other affiliates. Compliance with the Uniform Net Capital Rule could limit Schwab’s operations and its ability to repay subordinated debt to CSC, which in turn could limit CSC’s ability to repay debt, pay cash dividends, and purchase shares of its outstanding stock.

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

For revenue information by source for the three years ended December 31, 2009, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Net Revenues.”

Available Information

The Company files annual, quarterly, and current reports, proxy statements, and other information with the SEC. The Company’s SEC filings are available to the public over the Internet on the SEC’s website at http://www.sec.gov. You may read and copy any document that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

On the Company’s Internet website, http://www.aboutschwab.com, the Company posts the following recent filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: the Company’s annual reports on Form 10-K, the Company’s quarterly reports on Form 10-Q, the Company’s current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge either on the Company’s website or by request via email (investor.relations@schwab.com), telephone (415-667-1959), or mail (Charles Schwab Investor Relations at 211 Main Street, San Francisco, CA 94105).

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

The Company’s businesses are subject to the risk that a client, counterparty or issuer will fail to perform its contractual obligations, or that the value of collateral held to secure obligations will prove to be inadequate. While the Company has policies and procedures designed to manage this risk, the policies and procedures may not be fully effective. The Company’s exposure mainly results from margin lending activities, securities lending activities, mortgage lending activities, its role as a counterparty in financial contracts and investing activities, and indirectly from the investing activities of certain of the proprietary funds that the Company sponsors.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios, which includes U.S. agency and non-agency residential mortgage-backed securities, consumer loan asset-backed securities, corporate debt securities, and certificates of deposit among other investments. These instruments are also subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in the unemployment rate, delinquency and default rates, housing price declines, changes in prevailing interest rates and other economic factors.

Loss of value of securities available for sale and securities held to maturity can result in charges if management determines that the impairments are other than temporary. The evaluation of whether other-than-temporary impairment exists is a matter of judgment which includes the assessment of several factors. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.” If management determines that a security is other-than-temporarily impaired, the cost basis of the security may be adjusted and a corresponding loss may be recognized in current earnings. Certain securities available for sale experienced deteriorating credit characteristics in 2009 which resulted in impairment charges. Deterioration in the performance of securities available for sale and securities held to maturity could result in the recognition of future impairment charges.

THE CHARLES SCHWAB CORPORATION

The Company’s loans to banking clients primarily consist of first-lien mortgage loans and home equity lines of credit. Increases in delinquency and default rates, housing price declines, increases in the unemployment rate, and other economic factors can result in charges for loan loss reserves and write downs on such loans.

Heightened credit exposures to specific counterparties or instruments (concentration risk) can increase the Company’s risk of loss. Examples of the Company’s credit concentration risk include:

•	large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry;

•	mortgage loans and home equity lines of credit to banking clients which are secured by properties in the same geographic region; and

•	margin and securities lending activities collateralized by securities of a single issuer or industry.

The Company may also be subject to concentration risk when lending to a particular counterparty, borrower or issuer.

The Company sponsors a number of proprietary money market mutual funds and other proprietary funds. Although the Company has no obligation to do so, the Company may decide for competitive reasons to provide credit, liquidity or other support to its funds in the event of significant declines in valuation of fund holdings or significant redemption activity that exceeds available liquidity. Such support could cause the Company to take significant charges and could reduce the Company’s liquidity. If the Company chose not to provide credit, liquidity or other support in such a situation, the Company could suffer reputational damage and its business could be adversely affected.

Significant interest rate changes could affect the Company’s profitability and financial condition.

The Company is exposed to interest rate risk primarily from changes in the interest rates on its interest-earning assets (such as cash, short- and long-term investments, and mortgage and margin loans) relative to changes in the costs of its funding sources (including deposits in banking and brokerage accounts, short-term borrowings, and long-term debt). Changes in interest rates generally affect the interest earned on interest-earning assets differently than the interest the Company pays on its interest-bearing liabilities. In addition, certain funding sources do not bear interest and their cost therefore does not vary. Overall, the Company is positioned to benefit from a rising interest rate environment; the Company could be adversely affected by a decline in interest rates if the rates that the Company earns on interest-earning assets decline more than the rates that the Company pays on its funding sources, or if prepayment rates increase on the mortgages and mortgage-backed securities that the Company holds. With the low interest rate environment, the Company’s revenue from interest-earning assets has been declining more than the rates that the Company pays on its funding sources. The Company may also be limited in the amount it can reduce interest rates on deposit accounts and still offer a competitive return.

To the extent certain Schwab-sponsored money market mutual funds replace maturing securities with lower yielding securities and the overall yield on such funds falls to a level at or below the management fees on those funds, the Company may waive a portion of its fee in order to continue providing some return to clients. As a result of the low interest rate environment, the Company has been waiving and may continue to waive a portion of its management fees for certain Schwab-sponsored money market mutual funds. Such fee waivers negatively impact the Company’s asset management and administration fees.

The Company is subject to litigation and regulatory investigations and proceedings and may not always be successful in defending itself against such claims or proceedings.

The financial services industry faces substantial litigation and regulatory risks. The Company is subject to arbitration claims and lawsuits in the ordinary course of its business, as well as class actions and other significant litigation. The Company is also the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies. Actions brought against the Company may result in settlements, awards, injunctions, fines, penalties or other results adverse to the Company including reputational harm. Even if the Company is successful in defending against these actions, the defense of such matters may result in the Company incurring significant expenses. Predicting the outcome of matters is inherently difficult, particularly where claims are brought on behalf of various classes of claimants, claimants seek substantial or unspecified damages, or when investigations or legal proceedings are at an early stage. A substantial judgment, settlement, fine, or penalty could be material to the Company’s operating results or cash flows for a particular future period, depending on the

THE CHARLES SCHWAB CORPORATION

Company’s results for that period. In market downturns, the volume of legal claims and amount of damages sought in litigation and regulatory proceedings against financial services companies have historically increased. See “Item 3 – Legal Proceedings.”

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

As a participant in the securities, banking and financial services industries, the Company is subject to extensive regulation under both federal and state laws by governmental agencies, supervisory authorities, and SROs. Such regulation is expected to become more extensive and complex in response to the recent market disruptions. The requirements imposed by the Company’s regulators are designed to ensure the integrity of the financial markets, the safety and soundness of financial institutions, and the protection of clients. These regulations often serve to limit the Company’s activities by way of capital, customer protection and market conduct requirements, and restrictions on the businesses activities that the Company may conduct. Despite the Company’s efforts to comply with applicable regulations, there are a number of risks, particularly in areas where applicable regulations may be unclear or where regulators revise their previous guidance. Any enforcement actions or other proceedings brought by the Company’s regulators against the Company or its affiliates, officers or employees could result in fines, penalties, cease and desist orders, enforcement actions, suspension or expulsion, or other disciplinary sanctions, including limitations on the Company’s business activities, any of which could harm the Company’s reputation and adversely affect the Company’s results of operations and financial condition.

Legislation or changes in rules and regulations could negatively impact the Company’s business and financial results.

New legislation, rule changes, or changes in the interpretation or enforcement of existing federal, state and SRO rules and regulations may directly affect the operation and profitability of the Company or its specific business lines. The profitability of the Company could also be affected by rules and regulations which impact the business and financial communities generally, including changes to the laws governing taxation, electronic commerce, client privacy and security of client data. In addition, the rules and regulations could result in limitations on the lines of business the Company conducts, modifications to the Company’s business practices, increased capital requirements, or additional costs.

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

The Company faces technology and operating risk which is the potential for loss due to deficiencies in control processes or technology systems of the Company, its vendors or its outsourced service providers that constrain the Company’s ability to gather, process, and communicate information and process client transactions efficiently and securely, without interruptions. This risk also includes the risk of human error, employee misconduct, external fraud, computer viruses, terrorist attacks, and natural disaster. The Company’s business and operations could be negatively impacted by any significant technology and operational failures. Moreover, instances of fraud or other misconduct, including improper use or disclosure of confidential client, employee, or company information, might also negatively impact the Company’s reputation and client confidence in the Company, in addition to any direct losses that might result from such instances. Despite the Company’s efforts to identify areas of risk, oversee operational areas involving risk, and implement policies and procedures designed to manage risk, there can be no assurance that the Company will not suffer unexpected losses, reputational damage or regulatory action due to technology or other operational failures, including those of its vendors.

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

The Company relies on external service providers to perform certain key technology, processing, servicing, and support functions. These service providers also face technology and operating risk and any significant failures by them, including the improper use or disclosure of the Company’s confidential client, employee, or company information, could cause the Company to incur losses and could harm the Company’s reputation. An interruption in or the cessation of service by any external service provider as a result of systems failures, capacity constraints, financial difficulties or for any other reason, and the Company’s inability to make alternative arrangements in a timely manner could disrupt the Company’s operations. Switching to an alternative service provider may require a transition period and result in less efficient operations.

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

The Company’s stock price can be volatile. Among the factors that may affect the volatility of the Company’s stock price are the following:

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

Future sales of CSC’s equity securities may adversely affect the market price of CSC’s common stock and result in dilution.

CSC’s certificate of incorporation authorizes CSC’s Board of Directors to, among other things, issue additional shares of common or preferred stock or securities convertible or exchangeable into equity securities, without stockholder approval. CSC may issue additional equity or convertible securities to raise additional capital or for other purposes. The issuance of any additional equity or convertible securities could be substantially dilutive to holders of CSC’s common stock and may adversely affect the market price of CSC’s common stock.

Item 1B.	Unresolved Securities and Exchange Commission Staff Comments

None.

Item 2.	Properties

A summary of the Company’s significant locations at December 31, 2009, is presented in the following table. Locations are leased or owned as noted below. The square footage amounts are presented net of space that has been subleased to third parties.

	Square Footage
(amounts in thousands)	Leased	Owned
Location
Corporate office space:

San Francisco, CA (1)	901	—

Service centers:

Phoenix, AZ (2)	146	709

Denver, CO	383	—

Austin, TX	167	—

Orlando, FL	140	—

Richfield, OH	—	117

Indianapolis, IN	—	113

(1)	Includes the Company’s headquarters.

(2)	Includes two data centers.

Substantially all of the Company’s branch offices are located in leased premises. The corporate headquarters, data centers, offices, and service centers generally support all of the Company’s segments.

THE CHARLES SCHWAB CORPORATION

Item 3.	Legal Proceedings

For a discussion of legal proceedings, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 13. Commitments and Contingent Liabilities.”

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

CSC’s common stock is listed on The Nasdaq Stock Market under the ticker symbol SCHW. The number of common stockholders of record as of January 29, 2010, was 8,722. The closing market price per share on that date was $18.29. On February 22, 2010, CSC announced that it is transferring the listing of its common stock to the New York Stock Exchange (NYSE). CSC expects its common stock to begin trading on the NYSE on March 5, 2010, using its current symbol.

The quarterly high and low sales prices for CSC’s common stock and the other information required to be furnished pursuant to this item are included in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 25. Quarterly Financial Information (Unaudited) and 17. Employee Incentive, Deferred Compensation, and Retirement Plans.”

The following graph shows a five-year comparison of cumulative total returns for CSC’s common stock, the Dow Jones U.S. Investment Services Index, and the Standard & Poor’s 500 Index, each of which assumes an initial investment of $100 and reinvestment of dividends.

December 31,	2004	2005	2006	2007	2008	2009
The Charles Schwab Corporation	$100	$124	$164	$230	$147	$174
Dow Jones U.S. Investment Services Index	$100	$122	$165	$149	$49	$78
Standard & Poor’s 500 Index	$100	$105	$121	$128	$81	$102

THE CHARLES SCHWAB CORPORATION

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the fourth quarter of 2009:

Month	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in millions)
October:
Share Repurchase Program (1)	—	$—	—	$596
Employee transactions (2)	196	$17.62	N/A	N/A
November:
Share Repurchase Program (1)	—	$—	—	$596
Employee transactions (2)	211	$17.30	N/A	N/A
December:
Share Repurchase Program (1)	—	$—	—	$596
Employee transactions (2)	3	$18.16	N/A	N/A

Total:
Share Repurchase Program (1)	—	$—	—	$596
Employee transactions (2)	410	$17.46	N/A	N/A

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

THE CHARLES SCHWAB CORPORATION

Item 6.	Selected Financial Data

Selected Financial and Operating Data

(In Millions, Except Per Share Amounts, Ratios, or as Noted)

	Growth Rates
	Compounded	Annual
	4-Year 2005-2009	1-Year 2008-2009	2009	2008	2007	2006	2005
Results of Operations
Net revenues	4%	(19%)	$4,193	$5,150	$4,994	$4,309	$3,619
Expenses excluding interest	3%	(7%)	$2,917	$3,122	$3,141	$2,833	$2,592
Income from continuing operations	6%	(36%)	$787	$1,230	$1,120	$891	$634
Net income (1)	2%	(35%)	$787	$1,212	$2,407	$1,227	$725
Income from continuing operations per share — basic	9%	(36%)	$.68	$1.07	$.93	$.70	$.49
Income from continuing operations per share — diluted	9%	(36%)	$.68	$1.06	$.92	$.69	$.48
Basic earnings per share (1, 2)	5%	(36%)	$.68	$1.06	$1.98	$.96	$.56
Diluted earnings per share (1, 2)	5%	(35%)	$.68	$1.05	$1.96	$.95	$.55
Dividends declared per common share	28%	9%	$.240	$.220	$.200	$.135	$.089
Special dividend declared per common share	N/M	—	$—	$—	$1.00	$—	$—
Weighted-average common shares outstanding — diluted	(3%)	—	1,160	1,157	1,222	1,286	1,308
Asset management and administration fees as a percentage of net revenues			45%	46%	47%	45%	46%
Net interest revenue as a percentage of net revenues			29%	32%	33%	33%	28%
Trading revenue as a percentage of net revenues (3)			24%	21%	17%	18%	21%
Effective income tax rate on income from continuing operations			38.3%	39.3%	39.6%	39.6%	38.3%
Capital expenditures — purchases of equipment, office facilities, and property, net (4)	16%	(28%)	$139	$194	$168	$59	$78
Capital expenditures, net, as a percentage of net revenues			3%	4%	3%	1%	2%

Performance Measures
Net revenue (decline) growth			(19%)	3%	16%	19%	6%
Pre-tax profit margin from continuing operations			30.4%	39.4%	37.1%	34.3%	28.4%
Return on stockholders’ equity			17%	31%	55%	26%	16%

Financial Condition (at year end)
Total assets	12%	46%	$75,431	$51,675	$42,286	$48,992	$47,351
Long-term debt	35%	71%	$1,512	$883	$899	$388	$462
Stockholders’ equity	3%	25%	$5,073	$4,061	$3,732	$5,008	$4,450
Assets to stockholders’ equity ratio			15	13	11	10	11
Long-term debt to total financial capital (long-term debt plus stockholders’ equity)			23%	18%	19%	7%	9%

Employee Information
Full-time equivalent employees (5) (at year end, in thousands)	2%	(7%)	12.4	13.4	13.3	12.4	11.6
Net revenues per average full-time equivalent employee (in thousands)	1%	(12%)	$338	$383	$387	$362	$319

Note: All information contained in this Annual Report on Form 10-K is presented on a continuing basis unless otherwise noted.

(1)	Net income in 2007 includes a gain of $1.2 billion, after tax, on the sale of U.S. Trust.

(2)	Both basic and diluted earnings per share include discontinued operations.

(3)	Trading revenue includes commission and principal transaction revenues.

(4)	Capital expenditures in 2006 are presented net of proceeds of $63 million primarily from the sale of a data center and in 2005 are presented net of proceeds of $20 million from the sale of equipment.

(5)	Full-time equivalent employees in 2007 includes 365 employees related to the acquisition of The 401(k) Company in March 2007.

N/M Not meaningful.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of the Company focuses on several key financial and non-financial metrics in evaluating the Company’s financial position and operating performance. All information contained in this Annual Report on Form 10-K is presented on a continuing operations basis unless otherwise noted. Summarized results for the years ended December 31, 2009, 2008, and 2007 are shown in the following table:

Year Ended December 31,	Growth Rate 1-Year 2008-2009	2009	2008	2007
Client Activity Metrics:
Net new client assets (in billions) (1)	(23%)	$87.3	$113.4	$160.2
Client assets (in billions, at year end)	25%	$1,422.6	$1,137.0	$1,445.5
Clients’ daily average trades (in thousands)	(4%)	333.6	346.6	284.9

Company Financial Metrics:
Net revenues	(19%)	$4,193	$5,150	$4,994
Expenses excluding interest	(7%)	2,917	3,122	3,141

Income from continuing operations before taxes on income	(37%)	1,276	2,028	1,853
Taxes on income	(39%)	(489)	(798)	(733)

Income from continuing operations	(36%)	787	1,230	1,120
(Loss) income from discontinued operations, net of tax	N/M	—	(18)	1,287

Net income	(35%)	$787	$1,212	$2,407

Earnings per share from continuing operations – diluted	(36%)	$.68	$1.06	$.92
Earnings per share – diluted	(35%)	$.68	$1.05	$1.96
Net revenue (decline) growth from prior year		(19%)	3%	16%
Pre-tax profit margin from continuing operations		30.4%	39.4%	37.1%
Return on stockholders’ equity		17%	31%	55%
Net revenue per average full-time equivalent employee (in thousands)	(12%)	$338	$383	$387

(1)	Net new client assets in 2007 includes $23.0 billion related to the acquisition of The 401(k) Company and $3.3 billion related to a mutual fund clearing services client.

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

•

Management believes that earnings per share, net revenue growth, pre-tax profit margin from continuing operations, and return on stockholders’ equity provide broad indicators of the Company’s overall financial health, operating efficiency, and ability to generate acceptable returns within the context of a given operating environment.

•	Net revenue per average full-time equivalent employee is considered by management to be the Company’s broadest measure of productivity.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. The Company generates asset management and administration fees through its proprietary and third-party mutual fund offerings, as well as fee-based investment management and advisory services. Net interest revenue is the difference between interest earned on interest-earning assets and interest paid on funding sources. Asset management and administration fees and net interest revenue are impacted by securities valuations, interest rates, the Company’s ability to attract new clients, and client activity levels. The Company generates trading revenues through commissions earned for executing trades for clients and principal transaction revenues from trading activity in fixed income securities. Trading revenues are impacted by trading volumes, the volatility of prices in the equity and fixed income markets, and commission rates.

2009 Compared to 2008

Economic and market conditions remained challenging throughout 2009, marked by unprecedented market dynamics including further declines in short-term interest rates and home valuations, increases in home foreclosures and delinquencies, and tight credit markets. While the federal funds target rate remained unchanged at a range of zero to 0.25%, the three-month LIBOR decreased by 158 basis points to 0.25%. At the same time, although the equity markets showed sustained improvement from their March 2009 lows – the Nasdaq Composite Index, the Standard & Poor’s 500 Index, and the Dow Jones Industrial Average increased during the year by 44%, 24%, and 19%, respectively – average equity market valuations declined in 2009 from 2008.

In this shifting market environment, clients continued to actively utilize the Company’s products and services. The Company attracted $87.3 billion in net new client assets during the year. Total client assets were $1.42 trillion at December 31, 2009, up 25% from the prior year, reflecting the Company’s success in continuing to attract and retain clients. Client trading activity slowed modestly during the year as clients’ daily average trades decreased 4% to 333,600 in 2009 from 2008.

Net revenues decreased by 19% in 2009 from 2008, primarily due to the decreases in asset management and administration fees and net interest revenue. Asset management and administration fees decreased in 2009 primarily due to money market mutual fund fee waivers and lower average equity market valuations. Given the low interest rate environment, the overall yields on certain Schwab-sponsored money market mutual funds have fallen to levels at or below the management fees on those funds. As a result, the Company waived a portion of its fees which totaled $224 million in order to provide a positive return to clients. There were no money market mutual fund fee waivers in 2008 or 2007. Net interest revenue decreased as a result of the low interest rate environment, partially offset by higher average balances of interest-earning assets. These decreases were offset by the increase in other revenue. Other revenue in 2009 included a $31 million gain on the repurchase of a portion of the Company’s long-term debt. In addition, other revenue in 2008 included a loss of $29 million on the sale of a corporate debt security held in the Company’s available for sale portfolio. Net revenues were also negatively impacted by net impairment charges of $60 million in 2009 relating to certain residential mortgage-backed securities in the Company’s available for sale portfolio. Net impairment losses on securities in 2008 included an other-than-temporary impairment charge of $44 million related to a corporate debt security held in the Company’s available for sale portfolio.

Expenses excluding interest decreased by 7% in 2009 from 2008, primarily due to the decreases in compensation and benefits, professional services, and advertising and market development expenses. The decrease in expenses was partially offset by severance and facilities charges of $101 million relating to the Company’s cost reduction measures and a $16 million Federal Deposit Insurance Corporation (FDIC) special industry assessment.

As a result of the Company’s cost reduction measures and ongoing expense discipline, the Company achieved a pre-tax profit margin from continuing operations of 30.4% and return on stockholders’ equity of 17% in 2009. Net revenue per average full-time equivalent employee was $338,000 in 2009, down 12% from 2008 due to lower net revenues, partially offset by the decrease in average full-time equivalent employees.

2008 Compared to 2007

2008 was also marked by extraordinary market conditions, including downward pressure on home prices, tight credit markets, liquidity concerns, significant volatility and sharp declines in the equity markets, and slow general economic activity. The

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Nasdaq Composite Index, Standard & Poor’s 500 Index, and the Dow Jones Industrial Average decreased in 2008 by 41%, 38%, and 34%, respectively, with a significant portion of these decreases occurring in the fourth quarter. In addition, the federal funds target rate decreased during 2008 by 4.25% to a range of zero to 0.25% at December 31, 2008.

Net new client assets totaled $113.4 billion for 2008, down 29% from 2007, reflecting deterioration in the equity markets and lower asset valuations. Total client assets were $1.14 trillion at December 31, 2008, down 21% from December 31, 2007. Additionally, clients’ daily average trades increased 22% to 346,600 in 2008 from 2007.

Net revenues grew by 3% in 2008 from 2007 primarily due to an increase in trading revenue, partially offset by a decrease in other revenue, as well as net impairment losses on securities incurred in 2008. Trading revenue increased in 2008 primarily due to higher trading volume as a result of significant volatility in the equity markets during the year. The decrease in other revenue related to a loss of $29 million on the sale of a corporate debt security and net impairment losses on securities included an other-than-temporary impairment charge of $44 million related to another corporate debt security, which were held in the Company’s available for sale portfolio. Asset management and administration fees remained relatively flat in 2008, reflecting the Company’s ability to attract and retain clients. Net interest revenue increased slightly in 2008 due to higher levels of interest-earning assets offset by the impact of a decrease in the average net yield earned on these assets.

Although expenses excluding interest remained relatively flat in 2008, compensation and benefits expense decreased reflecting lower incentive compensation, while other expense and occupancy and equipment expense increased. The loss from discontinued operations of $18 million in 2008 relates to the adjustment to finalize the income tax gain related to the sale of U.S. Trust. The Company’s pre-tax profit margin from continuing operations was 39.4% and return on stockholders’ equity was 31% in 2008, which reflected the Company’s sustained expense discipline during the year. Return on stockholders’ equity in 2007 included a $1.2 billion after-tax gain on the sale of U.S. Trust, as well as incremental interest revenue generated from temporarily investing the proceeds from the sale. Net revenue per average full-time equivalent employee was $383,000 in 2008, down 1% from 2007 as net revenue growth was lower than the increase in average full-time equivalent employees.

Certain prior period amounts have been reclassified to conform to the current period presentation. All references to EPS information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect diluted EPS unless otherwise noted.

Subsequent Event

On January 26, 2010, the Company completed the sale of 29,670,300 shares of its common stock, $.01 par value, at a public offering price of $19.00 per share. Net proceeds received from the offering were $543 million and will be used to support the Company’s balance sheet growth, including expansion of its deposit base and potential migration of certain client balances from money market funds into Schwab Bank.

CURRENT MARKET ENVIRONMENT

The difficult market conditions in 2009 continue to adversely affect the Company’s net revenues.

While the Company generally earns asset management and administration fees based upon daily balances of certain client assets, these fees are currently being affected by the low interest rate environment as well. The overall yields on certain Schwab-sponsored money market mutual funds have fallen to levels at or below the management fees on those funds. The Company continues to waive a portion of its management fees, which it began to do in the first quarter of 2009, so that the funds may continue providing a positive return to clients. These and other money market mutual funds may continue to find it necessary to replace maturing securities with lower yielding securities as a result of the current interest rate environment and the overall yield on such funds may fall below or further below the management fees on those funds. To the extent this occurs, the amount of fees waived may increase from fourth quarter 2009 levels, which would adversely affect asset management and administration fees.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Given the low interest rate environment, the Company’s revenue from interest-earning assets, such as securities held and loans to clients, was declining more than the interest that the Company pays on funding sources, such as client deposits. The Company’s ability to reduce the interest expense paid on funding sources has been limited as the rates paid on funding sources, which are largely tied to shorter-term interest rates, approached zero. Concurrently, interest-earning asset yields, which are often tied to longer-term interest rates, continued to decline. By the end of 2009, however, the pace of further declines in interest-earning asset yields had slowed significantly.

The Company recorded net impairment charges of $60 million related to certain non-agency residential mortgage-backed securities in 2009 due to credit deterioration of the securities’ underlying collateral. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional future impairment charges.

RESULTS OF OPERATIONS

The following discussion presents an analysis of the Company’s results of operations for the years ended December 31, 2009, 2008, and 2007.

Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. Asset management and administration fees, net interest revenue, and trading revenue decreased in 2009 as compared to 2008. Asset management and administration fees were relatively flat, while net interest revenue and trading revenue increased in 2008 as compared to 2007.

Year Ended December 31,		2009		2008		2007
	Growth Rate 2008-2009	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Mutual fund service fees:
Proprietary funds (Schwab Funds® and Laudus Funds®)	(25%)	$949	23%	$1,265	24%	$1,167	23%
Mutual Fund OneSource®	(15%)	461	11%	544	11%	621	13%
Clearing and other	(14%)	93	2%	108	2%	104	2%
Investment management and trust fees	(20%)	273	7%	340	7%	378	8%
Other	1%	99	2%	98	2%	88	1%

Asset management and administration fees	(20%)	1,875	45%	2,355	46%	2,358	47%

Net interest revenue
Interest revenue	(25%)	1,428	34%	1,908	37%	2,270	46%
Interest expense	(9%)	(221)	(5%)	(243)	(5%)	(623)	(13%)

Net interest revenue	(28%)	1,207	29%	1,665	32%	1,647	33%

Trading revenue
Commissions	(3%)	884	21%	915	18%	755	15%
Principal transactions	(32%)	112	3%	165	3%	105	2%

Trading revenue	(8%)	996	24%	1,080	21%	860	17%

Other	86%	175	3%	94	2%	129	3%

Net impairment losses on securities	36%	(60)	(1%)	(44)	(1%)	—	—

Total net revenues	(19%)	$4,193	100%	$5,150	100%	$4,994	100%

Asset Management and Administration Fees

Asset management and administration fees include mutual fund service fees and fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for shareholder services, administration, investment management, and transfer agent services (through July 2009) provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. These fees are based upon the daily balances of client

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

assets invested in the Company’s proprietary funds and third-party funds. The Company also earns asset management fees for advisory and managed account services, which are based on the daily balances of client assets subject to the specific fee for service. The fair values of client assets included in proprietary and third-party mutual funds are based on quoted market prices and other observable market data. Asset management and administration fees may vary with changes in the balances of client assets due to market fluctuations and client activity. For discussion of the impact of current market conditions on asset management and administration fees, see “Current Market Environment.”

As shown in the following table, asset management and administration fees decreased by $480 million, or 20%, in 2009 from 2008. This decrease was due to decreases in mutual fund service fees and investment management and trust fees.

Year Ended December 31,	Growth Rate 2008-2009	2009	2008	2007
Asset management and administration fees before money market mutual fund fee waivers	(11%)	$2,099	$2,355	$2,358
Money market mutual fund fee waivers	N/M	(224)	—	—

Asset management and administration fees	(20%)	$1,875	$2,355	$2,358

N/M Not meaningful.

Mutual fund service fees decreased by $414 million, or 22%, in 2009 from 2008 primarily due to money market mutual fund fee waivers. Given the low interest rate environment in 2009, the overall yields on certain Schwab-sponsored money market mutual funds have fallen to levels at or below the management fees on those funds. As a result, the Company waived a portion of its fees which totaled $224 million in 2009 in order to provide a positive return to clients. There were no money market mutual fund fee waivers in 2008 or 2007. In addition, mutual fund service fees decreased during the year due to lower average balances of client assets invested in the Company’s Mutual Fund OneSource funds and mutual fund clearing services as a result of lower average equity market valuations.

Investment management and trust fees decreased by $67 million, or 20%, in 2009 from 2008 due to temporary fee rebates offered to qualifying clients for choosing to participate in advisory or managed account services programs.

Asset management and administration fees remained relatively flat in 2008 from 2007, primarily due to lower third-party mutual fund and advisory service fees, partially offset by higher proprietary fund fees. Mutual Fund OneSource service fees decreased by $77 million, or 12%, in 2008 from 2007 primarily due to lower average balances of client assets invested in the Company’s Mutual Fund OneSource funds. The Company’s proprietary mutual fund service fees increased $98 million, or 8%, in 2008 from 2007 primarily due to higher average balances of client assets invested in the Company’s money market mutual funds. Investment management and trust fees decreased by $38 million, or 10%, in 2008 from 2007 due to lower average balances of client assets participating in advisory and managed account services programs.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

In clearing its clients’ trades, Schwab holds cash balances payable to clients. In most cases, Schwab pays its clients interest on cash balances awaiting investment, and may invest these funds and earn interest revenue. Receivables from brokerage clients consist primarily of margin loans to brokerage clients. Margin loans are loans made by Schwab to clients on a secured basis to purchase securities. Pursuant to SEC regulations, client cash balances that are not used for margin lending are generally segregated into investment accounts that are maintained for the exclusive benefit of clients, which are recorded in cash and investments segregated on the Company’s consolidated balance sheet.

When investing segregated client cash balances, Schwab must adhere to SEC regulations that restrict investments to securities guaranteed by the full faith and credit of the U.S. government, participation certificates, mortgage-backed securities guaranteed by the Government National Mortgage Association, certificates of deposit issued by U.S. banks and thrifts, and resale agreements collateralized by qualified securities. Additionally, Schwab has established policies for the minimum credit quality and maximum maturity of these investments. Schwab Bank also maintains investment portfolios for liquidity as well as to invest funding from deposits raised in excess of loans to banking clients. Schwab Bank’s securities available for sale include residential mortgage-backed securities, U.S. agency notes, corporate debt securities, certificates of deposit, and asset-backed securities. Schwab Bank’s securities held to maturity include residential mortgage-backed securities, asset-backed securities, and corporate debt securities. Schwab Bank lends funds to banking clients primarily in the form of mortgage loans. These loans are largely funded by interest-bearing deposits from banking clients.

The Company’s interest-earning assets are financed primarily by brokerage client cash balances and deposits from banking clients. Non-interest bearing funding sources include noninterest-bearing brokerage client cash balances and proceeds from stock-lending activities, as well as stockholders’ equity.

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the consolidated balance sheet:

Year Ended December 31,	2009			2008			2007
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$7,848	$33	0.42%	$5,217	$129	2.47%	$4,290	$223	5.20%
Cash and investments segregated	16,291	80	0.49%	11,223	280	2.49%	9,991	511	5.11%
Broker-related receivables (1)	363	1	0.28%	428	8	1.87%	595	27	4.54%
Receivables from brokerage clients	6,749	351	5.20%	10,278	612	5.95%	10,736	859	8.00%
Other securities owned	126	1	0.79%	—	—	—	—	—	—
Securities available for sale (2)	18,558	521	2.81%	11,772	517	4.39%	7,335	399	5.44%
Securities held to maturity	1,915	74	3.86%	22	1	5.86%	—	—	—
Loans to banking clients	6,671	241	3.61%	4,831	227	4.70%	2,786	169	6.07%
Loans held for sale	110	5	4.55%	66	4	6.06%	37	2	5.41%

Total interest-earning assets	58,631	1,307	2.23%	43,837	1,778	4.06%	35,770	2,190	6.12%

Other interest revenue		121			130			80

Total interest-earning assets	$58,631	$1,428	2.44%	$43,837	$1,908	4.35%	$35,770	$2,270	6.35%

Funding sources:
Deposits from banking clients	$31,249	$107	0.34%	$19,203	$104	0.54%	$12,046	$238	1.98%
Payables to brokerage clients	18,002	3	0.02%	15,220	55	0.36%	14,768	329	2.23%
Short-term borrowings	—	—	—	40	1	2.54%	—	—	—
Long-term debt	1,231	71	5.77%	890	59	6.63%	531	38	7.16%

Total interest-bearing liabilities	50,482	181	0.36%	35,353	219	0.62%	27,345	605	2.21%

Non-interest bearing funding sources	8,149			8,484			8,425
Provision for credit losses		38			17			3
Other interest expense		2			7			15

Total funding sources	$58,631	$221	0.38%	$43,837	$243	0.55%	$35,770	$623	1.74%

Net interest revenue		$1,207	2.06%		$1,665	3.80%		$1,647	4.61%

(1)	Includes receivables from brokers, dealers, and clearing organizations.

(2)	Amounts have been calculated based on amortized cost.

Net interest revenue decreased in 2009 from 2008 due to the low interest rate environment that persisted throughout the year. As a result, the Company experienced declines in the yields and rates of all interest-earning assets and interest-bearing

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

liabilities compared to 2008, with yields on interest-earning assets declining more than the cost of funding sources as short-term interest rates approached zero. The mix of interest-earning assets also negatively affected net interest revenue – most notably the decrease in average margin loans resulted in higher average balances of cash and investments segregated, a lower yielding asset category. The effect of the low interest rate environment and asset mix was partially offset by the growth in average balances. The Company experienced significant growth in deposits from banking clients, which in turn funded increases in the average balances of securities available for sale, loans to banking clients, and cash and cash equivalents.

Net interest revenue slightly increased in 2008 from 2007 primarily due to higher average balances of interest-earning assets, including increases in securities available for sale and loans to banking clients, offset by lower yields on interest-earning assets. Net interest revenue in 2007 included incremental interest revenue generated from temporarily investing the proceeds from the sale of U.S. Trust. Consistent with declines in general market interest rates prevalent in 2008, the Company experienced declines in the yields of all interest-earning assets during 2008 as compared to 2007. Accordingly, the average interest rates on deposits from banking clients and payables to brokerage clients also decreased during 2008. The decline in the average interest rate on long-term debt was due to the additional debt issued at lower interest rates as part of the Company’s capital restructuring in 2007.

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

Trading revenue decreased by $84 million, or 8%, in 2009 from 2008 due to lower daily average revenue trades and lower average revenue earned per revenue trade, as trading volume and market volatility eased from 2008 levels. Trading revenue increased by $220 million, or 26%, in 2008 from 2007 due to higher daily average revenue trades and higher average revenue earned per revenue trade.

As shown in the following table, daily average revenue trades decreased 2% in 2009. The decrease was primarily due to lower volumes of principal transaction and mutual fund trades. Average revenue earned per revenue trade decreased 5% in 2009 from 2008 primarily due to lower average revenue earned per revenue trade for principal transactions and mutual funds, partially offset by higher average revenue earned per revenue trade for option securities. Daily average revenue trades increased 19% in 2008 from 2007 due to higher volumes of equity, mutual fund, option, and principal transaction trades. Average revenue earned per revenue trade increased 4% in 2008 from 2007 primarily due to higher average revenue earned per revenue trade for principal transactions, partially offset by lower average revenue earned per revenue trade for option securities.

Year Ended December 31,	Growth Rate 2008-2009	2009	2008	2007
Daily average revenue trades (in thousands) (1)	(2%)	285.8	292.6	245.3
Number of trading days	—	251.0	251.5	249.5
Average revenue earned per revenue trade	(5%)	$13.86	$14.53	$13.99

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

Other Revenue

Other revenue includes gains on the repurchases of long-term debt, realized gains and losses on sales of securities available for sale, gains and losses on sales of loans held for sale, service fees, and software maintenance fees. Other revenue increased by $81 million, or 86%, in 2009 from 2008 primarily due to the recognition of a gain on the repurchase of a portion of the Company’s long-term debt. The Company repurchased $98 million of trust preferred securities related to its Junior Subordinated Notes for a cash payment of $67 million in 2009. The repurchase of the trust preferred securities is considered

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

an extinguishment of a portion of the Junior Subordinated Notes and resulted in a gain of $31 million. Other revenue decreased by $35 million, or 27%, in 2008 from 2007 primarily due to a realized loss of $29 million on the sale of a corporate debt security issued by Washington Mutual Bank as a result of its seizure by the FDIC in September 2008. This security was held in the Company’s available for sale portfolio.

Net Impairment Losses on Securities

The Company recorded net impairment charges of $60 million related to certain non-agency residential mortgage-backed securities in the Company’s available for sale portfolio in 2009 due to credit deterioration of the securities’ underlying collateral. In 2008, the Company recognized an other-than-temporary impairment charge of $44 million on a corporate debt security issued by Lehman Brothers Holdings, Inc. (Lehman) as a result of Lehman’s Chapter 11 bankruptcy petition filing in September 2008. The Company sold this security in October 2008. This security was held in the Company’s available for sale portfolio. For further discussion, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 5. Securities Available for Sale and Securities Held to Maturity.”

Expenses Excluding Interest

As shown in the table below, expenses excluding interest decreased in 2009 from 2008 primarily due to decreases in compensation and benefits expense, professional services expense, and advertising and market development expense. Expenses excluding interest were relatively flat in 2008 compared to 2007 primarily due to a decrease in compensation and benefits expense, partially offset by increases in other expense and occupancy and equipment expense.

Year Ended December 31,	Growth Rate 2008-2009	2009	2008	2007
Compensation and benefits	(7%)	$1,544	$1,667	$1,781
Professional services	(18%)	275	334	324
Occupancy and equipment	6%	318	299	282
Advertising and market development	(21%)	191	243	230
Communications	(2%)	206	211	200
Depreciation and amortization	5%	159	152	156
Other	4%	224	216	168

Total expenses excluding interest	(7%)	$2,917	$3,122	$3,141

Expenses as a percentage of total net revenues:
Total expenses excluding interest		70%	61%	63%
Advertising and market development		5%	5%	5%

Compensation and Benefits

Compensation and benefits expense includes salaries and wages, incentive compensation, and related employee benefits and taxes. Incentive compensation is based on the achievement of specified performance objectives, including revenue growth and pre-tax profit margin, and therefore will fluctuate with these measures.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Compensation and benefits expense decreased by $123 million, or 7%, in 2009 from 2008 primarily due to decreases in salaries and wages expense and incentive compensation. Compensation and benefits expense decreased by $114 million, or 6%, in 2008 from 2007 due to decreases in incentive compensation and employee benefits and other expense, offset by an increase in salaries and wages expense. The following table shows a comparison of certain compensation and benefits components and employee data:

Year Ended December 31,	Growth Rate 2008-2009	2009	2008	2007
Salaries and wages	(9%)	$930	$1,020	$955
Incentive compensation (1)	(12%)	355	402	552
Employee benefits and other	6%	259	245	274

Total compensation and benefits expense	(7%)	$1,544	$1,667	$1,781

Compensation and benefits expense as a percentage of total net revenues:
Salaries and wages		22%	20%	19%
Incentive compensation		8%	8%	11%
Employee benefits and other		7%	4%	6%

Total compensation and benefits expense		37%	32%	36%

Full-time equivalent employees (in thousands) (2)
At year end	(7%)	12.4	13.4	13.3
Average	(8%)	12.4	13.5	12.9

(1)	Includes variable compensation, discretionary bonus costs, stock-based compensation, and employee stock purchase plan expense.

(2)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

Salaries and wages decreased in 2009 from 2008 primarily due to lower expense as a result of decreases in full-time employees and persons employed on a contract basis, offset by severance expense of $58 million relating to the Company’s cost reduction measures. Incentive compensation decreased in 2009 from 2008 primarily due to lower variable compensation based on actual performance in 2009. In addition, incentive compensation in 2008 included long-term incentive plan compensation. The last performance period under the Company’s long-term incentive program ended on December 31, 2008.

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

Expenses Excluding Compensation and Benefits

Professional services expense decreased in 2009 from 2008 primarily due to a decrease in fees paid to outsourced service providers and consultants.

Occupancy and equipment expense increased in 2009 from 2008 primarily due to facilities charges of $43 million relating to the Company’s cost reduction measures, partially offset by lower purchases of equipment. Occupancy and equipment expense increased in 2008 from 2007 primarily due to increases in data processing equipment and maintenance expense of $12 million and occupancy expense of $5 million.

Advertising and market development expense decreased in 2009 from 2008 primarily due to lower media spending relating to the Company’s “Talk to Chuck™” national advertising campaign. Media spending and marketing expense decreased by $39 million and $13 million, respectively. Advertising and market development expense increased in 2008 from 2007 due to higher media spending related to the “Talk to Chuck™” national advertising campaign.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Other expense increased in 2009 from 2008 primarily due to a $16 million FDIC special industry assessment and higher FDIC insurance premiums caused by higher deposits from banking clients, partially offset by a decrease in employee travel expenses and insurance recovery of certain costs incurred in 2008. Other expense increased in 2008 from 2007 primarily due to charges of $29 million for individual client complaints and arbitration claims relating to Schwab YieldPlus Fund® investments.

Taxes on Income

The Company’s effective income tax rate on income from continuing operations before taxes was 38.3% in 2009, 39.3% in 2008, and 39.6% in 2007. The decrease in the Company’s effective income tax rate on income from continuing operations from 2008 was primarily due to lower effective state income tax rates.

Segment Information

The Company provides financial services to individuals and institutional clients through two segments – Investor Services and Institutional Services. The Investor Services segment includes the Company’s retail brokerage and banking operations. The Institutional Services segment provides custodial, trading, and support services to independent investment advisors, as well as retirement plan services, plan administrator services, equity compensation plan services, and mutual fund clearing services. In addition, the Institutional Services segment supports the availability of Schwab proprietary mutual funds and collective trust funds on third-party platforms. The Company evaluates the performance of its segments on a pre-tax basis, excluding items such as impairment charges on non-financial assets, discontinued operations, extraordinary items, and other significant restructuring charges. Segment assets and liabilities are not disclosed because the balances are not used for evaluating segment performance and deciding how to allocate resources to segments.

Financial information for the Company’s reportable segments is presented in the following table:

Year Ended December 31,	Growth Rate 2008-2009	2009	2008	2007
Investor Services:
Net revenues	(20%)	$2,710	$3,385	$3,352
Expenses excluding interest	(10%)	1,906	2,107	2,115

Contribution margin	(37%)	$804	$1,278	$1,237

Institutional Services:
Net revenues	(15%)	$1,483	$1,754	$1,627
Expenses excluding interest	(7%)	929	1,001	1,006

Contribution margin	(26%)	$554	$753	$621

Unallocated:
Net revenues	N/M	$—	$11	$15
Expenses excluding interest	N/M	82	14	20

Contribution margin	N/M	$(82)	$(3)	$(5)

Total:
Net revenues	(19%)	$4,193	$5,150	$4,994
Expenses excluding interest	(7%)	2,917	3,122	3,141

Contribution margin	(37%)	$1,276	$2,028	$1,853

N/M Not meaningful.

Investor Services

Net revenues decreased by $675 million, or 20%, in 2009 from 2008 due to decreases in asset management and administration fees and net interest revenue, partially offset by an increase in other revenue. Asset management and administration fees decreased primarily due to lower average asset valuations and money market mutual fund fee waivers. Net interest revenue decreased as a result of the low interest rate environment, partially offset by higher average balances of interest-earning

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

assets. The increase in other revenue was primarily due to the recognition of a gain on the repurchase of a portion of the Company’s long-term debt. In addition, other revenue in 2008 included a loss on the sale of a corporate debt security held in the Company’s available for sale portfolio. Net revenues were also negatively impacted by net impairment charges relating to certain residential mortgage-backed securities in the Company’s available for sale portfolio. Expenses excluding interest decreased by $201 million, or 10%, in 2009 from 2008, primarily due to lower compensation and benefits, professional services, and advertising and market development expenses.

Net revenues increased by $33 million, or 1%, in 2008 from 2007 primarily due to increases in trading revenue and net interest revenue, partially offset by a decrease in other revenue. Trading revenue increased due to higher daily average revenue trades. Net interest revenue increased due to higher levels of interest-earning assets, partially offset by the impact of a decrease in the average net yield earned on these assets. The decrease in other revenue was primarily due to a loss on the sale of a corporate debt security. The increase in net revenues was also offset by an other-than-temporary impairment charge related to another corporate debt security. These securities were held in the Company’s available for sale portfolio. Expenses excluding interest were relatively flat in 2008 as compared to 2007 as a result of lower incentive compensation expense, offset by a charge for individual client complaints and arbitration claims related to Schwab YieldPlus Fund investments in 2008.

Institutional Services

Net revenues decreased by $271 million, or 15%, in 2009 from 2008 due to decreases in asset management and administration fees, net interest revenue, and trading revenue, partially offset by an increase in other revenue. Asset management and administration fees decreased primarily due to lower average asset valuations and money market mutual fund fee waivers. Net interest revenue decreased as a result of the low interest rate environment, partially offset by higher average balances of interest-earning assets. Trading revenue decreased due to lower daily average revenue trades and lower average revenue earned per revenue trade. Net impairment losses on securities increased due to credit deterioration of certain mortgage-backed securities’ underlying collateral. The increase in other revenue was primarily due to the recognition of a gain on the repurchase of a portion of the Company’s long-term debt. Expenses excluding interest decreased by $72 million, or 7%, in 2009 from 2008 primarily due to lower compensation and benefits and professional services expenses, partially offset by an increase in other expense.

Net revenues increased by $127 million, or 8%, in 2008 from 2007 due to increases in trading revenue and asset management and administration fees, offset by a decrease in net interest revenue. Trading revenue increased due to higher daily average revenue trades. Asset management and administration fees increased as a result of higher average balances of client assets invested in the Company’s proprietary funds. Net interest revenue decreased due to the impact of a decrease in the average net yield earned on interest-earning assets. Expenses excluding interest were relatively flat in 2008 as compared to 2007 as a result of lower incentive compensation expense, offset by increased costs to service additional corporate retirement plan participants resulting from the acquisition of the 401(k) Company in 2007.

Unallocated

Expenses excluding interest in 2009 include facilities and severance charges relating to the Company’s cost reduction measures.

Discontinued Operations

In July 2007, the Company sold all of the outstanding common stock of U.S. Trust for $3.3 billion in cash and recognized a gain on the sale of $1.9 billion, or $1.2 billion after tax. In connection with the determination of the final income tax gain on the sale of U.S. Trust, the Company recorded additional tax expense of $18 million in the second quarter of 2008.

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

Liquidity

CSC

As a savings and loan holding company, CSC is not subject to specific statutory capital requirements. However, CSC is required to maintain capital that is sufficient to support the holding company and its subsidiaries’ business activities, and the risks inherent in those activities. To manage capital adequacy, CSC currently utilizes a target Tier 1 Leverage Ratio, as defined by the Board of Governors of the Federal Reserve System, of at least 6%. At December 31, 2009, CSC’s Tier 1 Leverage Ratio was 7.1%.

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

CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), Junior Subordinated Notes, and Senior Notes, as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes, of which $450 million were outstanding at December 31, 2009, have maturities ranging from 2010 to 2017 and fixed interest rates ranging from 6.375% to 8.05% with interest payable semiannually. The Medium-Term Notes are rated A2 by Moody’s Investors Service (Moody’s), A by Standard & Poor’s Ratings Group (Standard & Poor’s), and A by Fitch Ratings, Ltd. (Fitch). At December 31, 2009, $202 million of Junior Subordinated Notes were outstanding and have a fixed interest rate of 7.50% until 2017 and a floating rate thereafter. The Junior Subordinated Notes are not rated, however the trust preferred securities related to these notes are rated Baa1 by Moody’s, BBB+ by Standard & Poor’s, and BBB+ by Fitch. In 2009, CSC repurchased $98 million of trust preferred securities related to its Junior Subordinated Notes for a cash payment of $67 million. The repurchase of the trust preferred securities is considered an extinguishment of a portion of the Junior Subordinated Notes and resulted in a gain of $31 million.

CSC has a universal automatic shelf registration statement on file with the SEC which enables CSC to issue debt, equity and other securities. In June 2009, the Company issued $750 million of Senior Notes that mature in 2014 under this registration statement. The Senior Notes have a fixed interest rate of 4.950% with interest payable semiannually. The Senior Notes are rated A2 by Moody’s, A by Standard & Poor’s, and A by Fitch. In January 2010, the Company completed an equity offering of 29,670,300 shares of its common stock under this registration statement. For further discussion of the equity offering, see “Subsequent Event.”

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no Commercial Paper Notes outstanding at December 31, 2009. CSC’s ratings for these short-term borrowings are P-1 by Moody’s, A-1 by Standard & Poor’s, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of 12 banks, which is scheduled to expire in June 2010. This facility replaced a similar facility that expired in June 2009. These facilities were unused in 2009. The funds under this facility are available for general corporate purposes, including repayment of the Commercial Paper Notes discussed above. The amount of this facility that CSC can use for other general corporate purposes is reduced by the amount of any

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Commercial Paper Notes outstanding. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity. At December 31, 2009, the minimum level of stockholders’ equity required under this facility was $3.3 billion. Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $744 million of the $824 million uncommitted, unsecured bank credit lines discussed below, that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used by CSC in 2009.

In addition, Schwab provides CSC with a $1.0 billion credit facility maturing in December 2011. No funds were drawn under this facility at December 31, 2009.

Schwab

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings from CSC, paying cash dividends, or making unsecured advances or loans to its parent company or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At December 31, 2009, Schwab’s net capital was $1.1 billion (11% of aggregate debit balances), which was $868 million in excess of its minimum required net capital and $580 million in excess of 5% of aggregate debit balances.

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

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $25.3 billion and $19.2 billion at December 31, 2009 and 2008, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $111 million at December 31, 2009, is being reduced by a portion of the lease payments over the remaining lease term of approximately 15 years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of seven banks totaling $824 million at December 31, 2009. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-bearing investments, and movements of cash to meet segregation requirements. Schwab used such borrowings for ten days in 2009, with daily amounts borrowed averaging $18 million. There were no borrowings outstanding under these lines at December 31, 2009.

To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured standby letter of credit agreements (LOCs) with seven banks in favor of the OCC aggregating $445 million at December 31, 2009. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At December 31, 2009, the aggregate face amount of these LOCs totaled $37 million. There were no funds drawn under any of these LOCs during 2009.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility which is scheduled to expire in March 2010. The amount outstanding under this facility at December 31, 2009, was $220 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $1.5 billion credit facility which is scheduled to expire in 2011. Borrowings under this facility do not qualify as regulatory capital for Schwab. There were no funds drawn under this facility at December 31, 2009.

Schwab Bank

Schwab Bank is required to maintain a capital level that at least equals minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. Based on its regulatory capital ratios at December 31, 2009, Schwab Bank is considered well capitalized. Schwab Bank’s regulatory capital and ratios at December 31, 2009, are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$2,724	18.3%	$595	4.0%	$893	6.0%
Total Capital	$2,770	18.6%	$1,191	8.0%	$1,488	10.0%
Tier 1 Leverage	$2,724	6.3%	$1,737	4.0%	$2,171	5.0%
Tangible Equity	$2,724	6.3%	$868	2.0%	N/A

N/A Not applicable.

In light of the evolving regulatory environment and capitalization trends observed across the banking industry, management has established a target Tier 1 Leverage Ratio for Schwab Bank of at least 7.5% beginning in the first quarter of 2010. Schwab Bank’s current liquidity needs are generally met through deposits from banking clients and equity capital.

The excess cash held in certain Schwab brokerage client accounts is swept into deposit accounts at Schwab Bank. At December 31, 2009, these balances totaled $23.0 billion.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, Schwab Bank has access to short-term funding through the Federal Reserve Bank (FRB) discount window. Amounts available under the FRB discount window are dependent on the fair value of certain of Schwab Bank’s securities available for sale and securities held to maturity that are pledged as collateral. At December 31, 2009, $974 million was available under this arrangement. There were no funds drawn under this arrangement during 2009.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System (FHLB). Amounts available under this facility are dependent on the amount of Schwab Bank’s residential real estate mortgages and home equity lines of credit that are pledged as collateral. At December 31, 2009, $2.9 billion was available under this facility. There were no funds drawn under this facility during 2009.

CSC provides Schwab Bank with a $100 million short-term credit facility which is scheduled to expire in December 2011. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. There were no funds drawn under this facility during 2009.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company’s total financial capital (long-term debt plus stockholders’ equity) at December 31, 2009, was $6.6 billion, up $1.6 billion, or 33%, from December 31, 2008.

At December 31, 2009, the Company had long-term debt of $1.5 billion, or 23% of total financial capital, that bears interest at a weighted-average rate of 5.97%. At December 31, 2008, the Company had long-term debt of $883 million, or 18% of total financial capital. In June 2009, the Company issued $750 million of Senior Notes that mature in 2014 and have a fixed interest rate of 4.950%. The Company repaid $13 million and $20 million of long-term debt in 2009 and 2008, respectively. In addition, the Company repurchased $98 million of trust preferred securities related to its Junior Subordinated Notes for a cash payment of $67 million in 2009, resulting in a gain of $31 million.

The Company’s cash position (reported as cash and cash equivalents on its consolidated balance sheet) and cash flows are affected by changes in brokerage client cash balances and the associated amounts required to be segregated under regulatory guidelines. Timing differences between cash and investments actually segregated on a given date and the amount required to be segregated for that date may arise in the ordinary course of business and are addressed by the Company in accordance with applicable regulations. Other factors which affect the Company’s cash position and cash flows include investment activity in securities, levels of capital expenditures, acquisition and divestiture activity, banking client deposit activity, brokerage and banking client loan activity, financing activity in long-term debt, payments of dividends, and repurchases of CSC’s common stock. The combination of these factors can cause significant fluctuations in the levels of cash and cash equivalents during specific time periods.

Capital Expenditures

The Company’s capital expenditures were $139 million in 2009 and $196 million in 2008. Capital expenditures as a percentage of net revenues were 3% and 4% in 2009 and 2008, respectively. Capital expenditures in 2009 were primarily for leasehold improvements, software and equipment relating to the Company’s information technology systems, and building improvements. Capital expenditures in 2008 were primarily for software and equipment relating to the Company’s information technology systems, buildings, and leasehold improvements. Capital expenditures include capitalized costs for developing internal-use software of $16 million in 2009 and $46 million in 2008.

Management currently anticipates that 2010 capital expenditures will be approximately 5% lower than 2009 spending primarily due to decreased spending on leasehold improvements, partially offset by increased costs for developing internal-use software. As has been the case in recent years, the Company may adjust its capital expenditures from period to period as business conditions change. Management believes that funds generated by its operations will continue to be the primary funding source of its capital expenditures.

Dividends

CSC paid common stock cash dividends of $279 million and $253 million in 2009 and 2008, respectively. Since the initial dividend in 1989, CSC has paid 83 consecutive quarterly dividends and has increased the quarterly dividend 19 times, including a 20% increase in the third quarter of 2008. Since 1989, dividends have increased by a 27% compounded annual growth rate, excluding the special cash dividend of $1.00 per common share in 2007. CSC paid common stock dividends of $.24, $.22, and $1.20 per share in 2009, 2008, and 2007, respectively. While the payment and amount of dividends are at the discretion of the Board, subject to certain regulatory and other restrictions, the Company currently targets its cash dividend at approximately 20% to 30% of net income.

Share Repurchases

There were no repurchases of CSC’s common stock in 2009. CSC repurchased 17 million shares of its common stock for $350 million in 2008. As of December 31, 2009, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock.

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

Contractual Obligations

A summary of the Company’s principal contractual obligations as of December 31, 2009, is shown in the following table. Excluded from this table are liabilities recorded on the consolidated balance sheet that are generally short-term in nature (e.g., payables to brokers, dealers, and clearing organizations) or without contractual payment terms (e.g., deposits from banking clients, payables to brokerage clients, and deferred compensation). Management believes that funds generated by its continuing operations, as well as cash provided by external financing, will continue to be the primary funding sources in meeting these obligations.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit-related financial instruments (1)	$832	$80	$918	$3,544	$5,374
Long-term debt (2)	276	137	867	546	1,826
Leases (3)	126	168	99	218	611
Purchase obligations (4)	130	61	1	—	192

Total	$1,364	$446	$1,885	$4,308	$8,003

(1)	Represents Schwab Bank’s firm commitments to extend credit to banking clients.

(2)

Includes estimated future interest payments through 2017. The Junior Subordinated Notes have a fixed interest rate of 7.50% until 2017 and a floating rate from 2018 to 2067. Based on the current interest rate of 7.50% and no repayments of principal, the estimated future interest payments on the Junior Subordinated Notes in 2018 to 2067 would be $15 million per year. Amounts exclude maturities under a finance lease obligation, unamortized discounts, and the effect of interest rate swaps.

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

RISK MANAGEMENT

Overview

The Company’s business activities expose it to a variety of risks including technology, operations, credit, market, liquidity, legal, and reputational risk. Identification and management of these risks are essential to the success and financial soundness of the Company.

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

•	Information Security and Privacy Steering Committee, which oversees information security and privacy programs and policies;

•	Investment Management and ERISA Risk Committee, which oversees activities in which the Company and its principals operate in an investment advisory capacity or as an ERISA fiduciary; and

•	Investment Products Review Board, which provides senior level oversight of investment products and services made available to clients.

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

The Company also faces technology and operating risk when it employs the services of various external vendors, including domestic and international outsourcing of certain technology, processing, and support functions. The Company manages its exposure to external vendor risk through contractual provisions, control standards, and ongoing monitoring of vendor performance. The Company maintains policies and procedures regarding the standard of care expected with Company data, whether the data is internal company information, employee information, or non-public client information. The Company clearly defines for employees, contractors, and vendors the Company’s expected standards of care for confidential data. Regular training is provided by the Company in regard to data security.

The Company is actively engaged in the research and development of new technologies, services, and products. The Company endeavors to protect its research and development efforts, and its brands, through the use of copyrights, patents, trade secrets, and contracts.

Credit Risk

Credit risk is the potential for loss due to a borrower, counterparty, or issuer failing to perform its contractual obligations. The Company’s direct exposure to credit risk mainly results from margin lending activities, securities lending activities, mortgage lending activities, its role as a counterparty in financial contracts and investing activities, and indirectly from the investing activities of certain of the proprietary funds that the Company sponsors. To manage the risks of such losses, the Company has established policies and procedures which include: establishing and reviewing credit limits, monitoring of credit limits and quality of counterparties, and adjusting margin requirements for certain securities. Most of the Company’s credit extensions are supported by collateral arrangements. Collateral arrangements relating to margin loans, securities lending agreements, and resale agreements are subject to requirements that provide additional collateral in the event that market fluctuations result in declines in the value of collateral received.

The Company’s credit risk exposure related to loans to banking clients is actively managed through individual and portfolio reviews performed by management. Management regularly reviews asset quality including concentrations, delinquencies, non-performing loans, losses, and recoveries. All are factors in the determination of an appropriate allowance for credit losses, which is reviewed quarterly by senior management.

The Company’s mortgage loan portfolios primarily include first lien 3-, 5- and 7-year adjustable rate residential mortgage loans (First Mortgage portfolio) of $3.7 billion and home equity lines of credit (HELOC portfolio) of $3.3 billion at December 31, 2009.

The Company’s First Mortgage portfolio underwriting requirements are generally consistent with the underwriting requirements in the secondary market for loan portfolios. The Company’s guidelines include maximum loan-to-value (LTV) ratios, cash out limits, and minimum Fair Issac & Company (FICO) credit scores. The specific guidelines are dependent on the individual characteristics of a loan (for example, whether the property is a primary or secondary residence, whether the loan is for investment property, whether the loan is for an initial purchase of a home or refinance of an existing home, and whether the loan is conforming or jumbo). These credit underwriting standards have limited the exposure to the types of loans that experienced high foreclosures and loss rates elsewhere in the industry during 2009 and 2008. There have been no

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

significant changes to the LTV ratio or FICO credit score guidelines related to the Company’s First Mortgage or HELOC portfolios during 2009. At December 31, 2009, the weighted-average originated LTV ratios were 62% and 59% for the First Mortgage and HELOC portfolios, respectively, and the weighted-average originated FICO credit scores were 760 and 767 for the First Mortgage and HELOC portfolios, respectively.

The Company does not offer loans that allow for negative amortization and does not originate or purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO credit score of less than 620 at origination), unless the borrower has compensating credit factors. At December 31, 2009, approximately 2% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with FICO credit scores of less than 620.

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

December 31,	2009	2008
Loan delinquencies (1)	0.87%	0.54%
Nonaccrual loans	0.46%	0.13%
Allowance for credit losses	0.61%	0.33%

(1)	Loan delinquencies are defined as loans that are 30 days or more past due.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios, whose fair values totaled $22.1 billion and $6.9 billion at December 31, 2009, respectively. These portfolios include U.S. agency and non-agency residential mortgage-backed securities, U.S. agency notes, corporate debt securities, certificates of deposit, and asset-backed securities. U.S. agency residential mortgage-backed securities do not have explicit credit ratings, however management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. agencies. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined by the Company as loans to borrowers with a FICO credit score of 620 or higher at origination), and “Alt-A” (defined by the Company as Prime loans with reduced documentation at origination).

The table below presents the credit ratings for U.S. agency and non-agency residential mortgage-backed securities available for sale and securities held to maturity, including Prime and Alt-A residential mortgage-backed securities, by year of origination. In some instances securities have divergent ratings from Moody’s, Fitch, or Standard & Poor’s. In these instances, the Company has used the lowest rating as of December 31, 2009, for purposes of presenting the table below. Residential mortgage-backed securities, particularly Alt-A securities, experienced deteriorating credit characteristics, including increased delinquencies and valuation pressure, in 2009. For a discussion of the impact of current market conditions on residential mortgage-backed securities, see “Current Market Environment.”

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

	AAA		AA to A		BBB		BB or Lower		Total
	Amortized Cost	Net Unrealized Gain (Loss)	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Gain (Loss)
U.S. agency residential mortgage-backed securities:
2005	$584	$6	$—	$—	$—	$—	$—	$—	$584	$6
2006	390	1	—	—	—	—	—	—	390	1
2007	709	25	—	—	—	—	—	—	709	25
2008	4,360	129	—	—	—	—	—	—	4,360	129
2009	10,663	26	—	—	—	—	—	—	10,663	26

Total	16,706	187	—	—	—	—	—	—	16,706	187

Non-agency residential mortgage-backed securities:
2003	80	(7)	8	(1)	—	—	—	—	88	(8)
2004	134	(9)	84	(13)	9	(5)	—	—	227	(27)
2005	64	(6)	303	(37)	236	(50)	366	(91)	969	(184)
2006	13	—	37	(5)	—	—	644	(201)	694	(206)
2007	93	(4)	—	—	34	(5)	355	(85)	482	(94)

Total	384	(26)	432	(56)	279	(60)	1,365	(377)	2,460	(519)

Total residential mortgage-backed securities	$17,090	$161	$432	$(56)	$279	$(60)	$1,365	$(377)	$19,166	$(332)

% of Total residential mortgage-backed securities	89%		2%		2%		7%		100%

At December 31, 2009, all of the corporate debt securities and non-mortgage asset-backed securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard & Poor’s rating of “BBB-” or higher).

Schwab performs clearing services for all securities transactions in its client accounts. Schwab has exposure to credit risk due to its obligation to settle transactions with clearing corporations, mutual funds, and other financial institutions even if Schwab’s client or a counterparty fails to meet its obligations to Schwab.

Concentration Risk

The Company has exposure to concentration risk when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry.

The fair value of the Company’s investments in residential mortgage-backed securities totaled $18.8 billion at December 31, 2009. Of these, $16.9 billion were U.S. agency securities and $1.9 billion were non-agency securities. The U.S. agency securities are included in securities available for sale and securities held to maturity and the non-agency securities are included in securities available for sale. Included in non-agency residential mortgage-backed securities are securities collateralized by Alt-A loans. At December 31, 2009, the amortized cost and fair value of Alt-A mortgage-backed securities were $628 million and $387 million, respectively.

The Company’s investments in corporate debt securities and commercial paper totaled $5.6 billion at December 31, 2009, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, securities held to maturity, cash and investments segregated and on deposit for regulatory purposes, cash and cash equivalents, and other securities owned in the Company’s consolidated balance sheets. Included in corporate debt securities and commercial paper at December 31, 2009, were $3.2 billion of securities issued by financial institutions and guaranteed under the FDIC Temporary Liquidity Guarantee Program.

The Company’s loans to banking clients include $3.7 billion of first lien residential real estate mortgage loans at December 31, 2009. Approximately 75% of these mortgages consisted of loans with interest-only payment terms. The interest

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

rates on approximately 75% of these interest-only loans are not scheduled to reset for three or more years. The Company’s interest-only loans do not include interest terms described as temporary introductory rates below current market rates. At December 31, 2009, 39% of the residential real estate mortgages and 48% of the home equity lines of credit balances were secured by properties which are located in California.

The Company also has exposure to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. U.S. Government and agency securities held as collateral for resale agreements totaled $8.5 billion at December 31, 2009.

Market Risk

Market risk is the potential for changes in revenue or the value of financial instruments held by the Company as a result of fluctuations in interest rates, equity prices or market conditions. For discussion of the Company’s market risk, see “Item 7A – Quantitative and Qualitative Disclosures About Market Risk.”

Fiduciary Risk

Fiduciary risk is the potential for financial or reputational loss through breach of fiduciary duties to a client. Fiduciary activities include, but are not limited to, individual and institutional trust, investment management, custody, and cash and securities processing. The Company attempts to manage this risk by establishing procedures to ensure that obligations to clients are discharged faithfully and in compliance with applicable legal and regulatory requirements. Business units have the primary responsibility for adherence to the procedures applicable to their business. Guidance and control are provided through the creation, approval, and ongoing review of applicable policies by business units and various risk committees.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record certain financial assets and liabilities at fair value, and to determine fair value disclosures. At December 31, 2009, $30.1 billion, or 40% of total assets, were recorded at fair value. At December 31, 2008, $21.9 billion, or 42% of total assets, were recorded at fair value. All of these assets were measured at fair value using quoted prices or market-based information and accordingly were classified as Level 1 or Level 2 measurements in accordance with the fair value hierarchy described in fair value measurement accounting guidance. Liabilities recorded at fair value were not material at December 31, 2009 or 2008. See note “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 15. Fair Value of Assets and Liabilities” for more information on the Company’s assets and liabilities accounted for at fair value.

The Company uses prices obtained from an independent third-party pricing service to measure the fair value of certain investment securities. The Company validates prices received from the pricing service using various methods including, comparison to prices received from additional pricing services, comparison to available quoted market prices, internal valuation models, and review of other relevant market data. The Company does not adjust the prices received from the independent third-party pricing service unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts. At December 31, 2009 and 2008, the Company did not adjust prices received from the independent third-party pricing service. For certificates of deposits and treasury securities included in investments segregated and on deposit for regulatory purposes, the Company uses discounted cash-flow models to measure the fair value that utilize market-based inputs including observable market interest rates that correspond to the remaining maturities or next interest reset dates.

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

Other-than-Temporary Impairment of Securities Available for Sale and Securities Held to Maturity: Management evaluates whether securities available for sale and securities held to maturity are other-than-temporarily impaired (OTTI) on a quarterly basis. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security or if the Company will be required to sell such security prior to any anticipated recovery. If management determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and then-current fair value.

A security is also OTTI if management does not expect to recover the amortized cost of the security. In this circumstance, management utilizes cash flow models to estimate the expected future cash flow from the securities and to estimate the credit loss. The impairment recognized in earnings is measured by the difference between the present value of expected cash flows and the amortized cost of the security. Expected cash flows are discounted using the security’s effective interest rate.

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

Valuation of Goodwill: The Company tests goodwill for impairment at least annually, or whenever indications of impairment exist. An impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess.

The Company has elected April 1st as its annual goodwill impairment testing date. In testing for a potential impairment of goodwill on April 1, 2009, management estimated the fair value of each of the Company’s reporting units (generally defined as the Company’s businesses for which financial information is available and reviewed regularly by management) and compared this value to the carrying value of the reporting unit. The estimated fair value of each reporting unit substantially exceeded its carrying value, and therefore management concluded that no amount of goodwill was impaired. The estimated fair value of the reporting units was established using a discounted cash flow model that includes significant assumptions about the future operating results and cash flows of each reporting unit. Adverse changes in the Company’s planned business operations such as unanticipated competition, a loss of key personnel, the sale of a reporting unit or a significant portion of a reporting unit, or other unforeseen developments could result in an impairment of the Company’s recorded goodwill.

Allowance for Credit Losses: The adequacy of the allowance for credit losses is reviewed regularly by management, taking into consideration current economic conditions, the existing loan portfolio composition, past loss experience, and risks inherent in the portfolio, as more fully described below.

The Company performs a quarterly analysis to estimate the allowance for credit losses. This process utilizes loan-level statistical models that estimate prepayments, defaults, and expected life of loan losses for our loan portfolios based on predicted behavior of individual loans within the portfolios. The models consider effects of borrower behavior and a variety of factors including, but not limited to, interest rate fluctuations, housing price movements, current economic conditions, estimated defaults and foreclosures, delinquencies, the loan portfolio composition (including concentrations of credit risk), past loss experience, estimates of loss severity, and credit scores.

The more significant variables within the models include a measure of delinquency roll rates, the amount of loss in the event of default, housing prices, and interest rates. Delinquency roll rates (i.e., the rates at which loans transition through delinquency stages and ultimately result in a loss) are estimated from the Company’s historical loss experience adjusted for current trends and market information. Loss in the event of default is based on the Company’s historical loss experience and market trends. Housing price trends are derived from historical home price indices and statistical forecasts of future home values. Factors affecting the home price index include: housing inventory, unemployment, interest rates, and inflation expectations. Interest rate projections are based on the current term structure of interest rates and historical volatilities to project various possible future interest rate paths. This quarterly analysis results in a loss factor that is applied to the outstanding balances to determine the allowance for credit loss for each loan category.

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

•

the impact of current market conditions on the Company’s results of operations (see “Current Market Environment” and “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 5. Securities Available for Sale and Securities Held to Maturity”);

•	sources of liquidity, capital, and level of dividends (see “Liquidity and Capital Resources” and “Contractual Obligations”);

•	target capital ratios (see “Liquidity and Capital Resources”);

•	capital expenditures (see “Liquidity and Capital Resources – Capital Resources”);

•	the impact of changes in management’s estimates on the Company’s results of operations (see “Critical Accounting Estimates”);

•

the impact of changes in the likelihood of indemnification and guarantee payment obligations on the Company’s results of operations (see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 13. Commitments and Contingent Liabilities”);

•

the impact on the Company’s results of operations of recording stock option expense (see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 17. Employee Incentive, Deferred Compensation, and Retirement Plans”); and

Achievement of the expressed beliefs, objectives and expectations described in these statements is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed beliefs, objectives, and expectations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or, in the case of documents incorporated by reference, as of the date of those documents.

Important factors that may cause actual results to differ include, but are not limited to:

•	changes in general economic and financial market conditions;

•	changes in revenues and profit margin due to changes in interest rates;

•	unanticipated adverse developments in litigation or regulatory matters;

•	fluctuations in client asset values due to changes in equity valuations;

•	the performance of securities available for sale;

•	the level of interest rates, including yields available on money market mutual fund eligible investments;

•	the amount of loans to the Company’s brokerage and banking clients;

•	the level of brokerage client cash balances and deposits from banking clients;

•	the availability and terms of external financing;

•	the level of the Company’s stock repurchase activity;

•	the timing and impact of changes in the Company’s level of investments in leasehold improvements and technology;

•	potential breaches of contractual terms for which the Company has indemnification obligations; and

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

Net interest revenue is affected by various factors, such as the distribution and composition of interest-earning assets and interest bearing liabilities, the spread between yields earned on interest-earning assets and rates paid on interest-bearing liabilities, which may re-price at different times or by different amounts, and the spread between short and long-term interest rates. Interest-earning assets include residential real estate loans and residential mortgage-backed securities. These assets are sensitive to changes in interest rates and to changes to prepayment levels, which tend to increase in a declining rate environment.

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

For discussion of the impact of current market conditions on asset management and administration fees, net interest revenue, and securities available for sale, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Market Environment”.

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

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in market interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months at December 31, 2009 and 2008. While the Company typically uses a gradual 200 basis point change, it revised the methodology at March 31, 2008 due to the current low levels of interest rates. The Company will use a gradual 100 basis point change until such time as the level of interest rates justifies a return to the previous methodology.

December 31,	2009	2008
Increase of 100 basis points	16.8%	6.4%
Decrease of 100 basis points	(2.9%)	(6.8%)

The sensitivities shown in the simulation reflect the fact that short-term interest rates in 2009 continued to decline even though the Fed Funds target rate remained at a range of zero to 0.25%. During 2009, the Company’s yield on interest-earning assets fell faster than its already low cost of funding sources. Since current short-term interest rates are so low, further declines have a lesser impact on net interest revenue, while increases in short-term interest rates result in a greater impact as yields on interest-earning assets rise faster than the cost of funding sources.

THE CHARLES SCHWAB CORPORATION

Item 8.	Financial Statements and Supplementary Data

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Income

(In Millions, Except Per Share Amounts)

Year Ended December 31,	2009	2008	2007
Net Revenues
Asset management and administration fees	$1,875	$2,355	$2,358

Interest revenue	1,428	1,908	2,270
Interest expense	(221)	(243)	(623)

Net interest revenue	1,207	1,665	1,647

Trading revenue	996	1,080	860
Other	175	94	129

Total other-than-temporary impairment losses	(278)	(44)	—
Noncredit portion of loss recognized in other comprehensive income	218	—	—

Net impairment losses on securities	(60)	(44)	—

Total net revenues	4,193	5,150	4,994

Expenses Excluding Interest
Compensation and benefits	1,544	1,667	1,781
Professional services	275	334	324
Occupancy and equipment	318	299	282
Advertising and market development	191	243	230
Communications	206	211	200
Depreciation and amortization	159	152	156
Other	224	216	168

Total expenses excluding interest	2,917	3,122	3,141

Income from continuing operations before taxes on income	1,276	2,028	1,853
Taxes on income	(489)	(798)	(733)

Income from continuing operations	787	1,230	1,120
(Loss) income from discontinued operations, net of tax	—	(18)	1,287

Net Income	$787	$1,212	$2,407

Weighted-Average Common Shares Outstanding — Diluted	1,160	1,157	1,222

Earnings Per Share — Basic
Income from continuing operations	$.68	$1.07	$.93
(Loss) income from discontinued operations, net of tax	$—	$(.01)	$1.05
Net income	$.68	$1.06	$1.98
Earnings Per Share — Diluted
Income from continuing operations	$.68	$1.06	$.92
(Loss) income from discontinued operations, net of tax	$—	$(.01)	$1.04
Net income	$.68	$1.05	$1.96

Dividends Declared Per Common Share	$.24	$.22	$1.20

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Balance Sheets

(In Millions, Except Share and Per Share Amounts)

December 31,	2009	2008
Assets
Cash and cash equivalents	$8,241	$5,442
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $8,346 in 2009 and $6,701 in 2008)	18,373	14,685
Receivables from brokers, dealers, and clearing organizations	560	759
Receivables from brokerage clients — net	8,627	7,129
Other securities owned — at fair value	916	626
Securities available for sale	22,120	14,446
Securities held to maturity (fair value — $6,880 in 2009 and $244 in 2008)	6,839	243
Loans to banking clients — net	7,348	6,044
Loans held for sale	104	41
Equipment, office facilities, and property — net	641	661
Goodwill	528	528
Other assets	1,134	1,071

Total assets	$75,431	$51,675

Liabilities and Stockholders’ Equity
Deposits from banking clients	$38,820	$23,841
Payables to brokers, dealers, and clearing organizations	2,373	1,100
Payables to brokerage clients	26,246	20,256
Accrued expenses and other liabilities	1,407	1,534
Long-term debt	1,512	883

Total liabilities	70,358	47,614

Stockholders’ equity:
Preferred stock — 9,940,000 shares authorized; $.01 par value per share; none issued	—	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,392,091,544 shares issued	14	14
Additional paid-in capital	2,298	2,214
Retained earnings	7,243	6,735
Treasury stock, at cost — 229,983,936 shares in 2009 and 234,991,565 shares in 2008	(4,291)	(4,349)
Accumulated other comprehensive loss	(191)	(553)

Total stockholders’ equity	5,073	4,061

Total liabilities and stockholders’ equity	$75,431	$51,675

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Cash Flows

(In Millions)

Year Ended December 31,	2009	2008	2007
Cash Flows from Operating Activities
Net income	$787	$1,212	$2,407
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	—	18	(1,287)
Depreciation and amortization expense	159	152	156
Stock-based compensation expense	75	69	58
Excess tax benefits from stock-based compensation	(8)	(50)	(108)
Provision for deferred income taxes	16	97	175
Net impairment losses on securities	60	44	—
Other	(4)	70	16
Originations of loans held for sale	(2,746)	(1,526)	(863)
Proceeds from sales of loans held for sale	2,695	1,522	849
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	(3,688)	(5,882)	2,059
Other securities owned	(290)	48	(277)
Receivables from brokers, dealers, and clearing organizations	202	(32)	(75)
Receivables from brokerage clients	(1,503)	5,171	(1,394)
Other assets	(253)	51	(33)
Payables to brokers, dealers, and clearing organizations	56	(822)	424
Payables to brokerage clients	5,990	(34)	(331)
Accrued expenses and other liabilities	(111)	(106)	(419)
Net cash provided by discontinued operations	—	—	389

Net cash provided by operating activities	1,437	2	1,746

Cash Flows from Investing Activities
Purchases of securities available for sale	(14,342)	(9,839)	(3,554)
Proceeds from sales of securities available for sale	107	14	—
Principal payments on securities available for sale	7,063	2,003	2,034
Purchases of securities held to maturity	(5,470)	(245)	—
Principal payments on securities held to maturity	139	2	—
Net increase in loans to banking clients	(1,411)	(2,642)	(1,129)
Purchase of equipment, office facilities, and property	(140)	(188)	(168)
Proceeds from sale of U.S. Trust, net of transaction costs	—	—	3,237
Cash payments for business combinations, net of cash acquired	—	(5)	(119)
Other investing activities	(3)	(1)	(1)
Net cash provided by discontinued operations	—	—	67

Net cash (used for) provided by investing activities	(14,057)	(10,901)	367

Cash Flows from Financing Activities
Net change in deposits from banking clients	14,979	10,019	2,802
Issuance of long-term debt	747	—	549
Repayment of long-term debt	(80)	(20)	(43)
Excess tax benefits from stock-based compensation	8	50	108
Dividends paid	(279)	(253)	(1,500)
Purchase of treasury stock	—	(350)	(2,742)
Proceeds from stock options exercised and other	53	131	414
Other financing activities	(9)	—	(7)
Net cash provided by discontinued operations	—	—	563

Net cash provided by financing activities	15,419	9,577	144

Increase (decrease) in Cash and Cash Equivalents	2,799	(1,322)	2,257
Cash and Cash Equivalents at Beginning of Year	5,442	6,764	4,507

Cash and Cash Equivalents at End of Year	$8,241	$5,442	$6,764

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$173	$232	$616
Income taxes (2008 and 2007 amounts include discontinued operations)	$446	$767	$1,071
Non-cash investing activity:
Securities purchased during the year but settled after year end	$1,267	$—	$—

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Stockholders’ Equity

(In Millions)

	Common Stock		Additional Paid-In	Retained	Treasury Stock,	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	at cost	Loss	Total
Balance at December 31, 2006	1,392	$14	$1,868	$4,901	$(1,739)	$(36)	$5,008

Comprehensive income:
Net income	—	—	—	2,407	—	—	2,407
Other comprehensive income, net of tax:
Net unrealized loss on cash flow hedging instruments	—	—	—	—	—	(3)	(3)
Net unrealized gain on securities available for sale	—	—	—	—	—	17	17
Minimum pension liability adjustment	—	—	—	—	—	5	5

Total comprehensive income							2,426
Dividends declared on common stock	—	—	—	(1,498)	—	—	(1,498)
Purchase of treasury stock	—	—	—	—	(2,742)	—	(2,742)
Stock option exercises and other	—	—	53	—	362	—	415
Stock-based compensation expense	—	—	78	—	—	—	78
Excess tax benefits from stock-based compensation	—	—	108	—	—	—	108
Effect of change in accounting for sabbatical leave	—	—	—	(17)	—	—	(17)
Effect of change in accounting for income taxes	—	—	—	(17)	—	—	(17)
Restricted shares withheld for tax	—	—	—	—	(29)	—	(29)

Balance at December 31, 2007	1,392	14	2,107	5,776	(4,148)	(17)	3,732

Comprehensive income:
Net income	—	—	—	1,212	—	—	1,212
Other comprehensive income, net of tax:
Net unrealized loss on securities available for sale	—	—	—	—	—	(535)	(535)
Foreign currency translation adjustment	—	—	—	—	—	(1)	(1)

Total comprehensive income							676
Dividends declared on common stock	—	—	—	(253)	—	—	(253)
Purchase of treasury stock	—	—	—	—	(350)	—	(350)
Stock option exercises and other	—	—	(20)	—	149	—	129
Stock-based compensation expense	—	—	65	—	—	—	65
Excess tax benefits from stock-based compensation	—	—	50	—	—	—	50
Restricted shares withheld for tax	—	—	—	—	(11)	—	(11)
Employee stock purchase plan purchases	—	—	12	—	11	—	23

Balance at December 31, 2008	1,392	14	2,214	6,735	(4,349)	(553)	4,061

Comprehensive income:
Net income	—	—	—	787	—	—	787
Other comprehensive income, net of tax:
Net unrealized gain on securities available for sale—Non-OTTI securities	—	—	—	—	—	327	327
Net unrealized gain on securities available for sale—OTTI securities	—	—	—	—	—	35	35

Total comprehensive income							1,149
Dividends declared on common stock	—	—	—	(279)	—	—	(279)
Stock option exercises and other	—	—	—	—	52	—	52
Stock-based compensation expense	—	—	72	—	—	—	72
Excess tax benefits from stock-based compensation	—	—	8	—	—	—	8
Restricted shares withheld for tax	—	—	—	—	(7)	—	(7)
Employee stock purchase plan purchases	—	—	4	—	13	—	17

Balance at December 31, 2009	1,392	$14	$2,298	$7,243	$(4,291)	$(191)	$5,073

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

The accompanying consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). All material intercompany balances and transactions have been eliminated. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP), which require management to make certain estimates and assumptions that affect the reported amounts in the accompanying financial statements. Certain estimates include other-than-temporary impairment of securities available for sale and securities held to maturity, the valuation of goodwill, the allowance for credit losses, and legal reserves. Actual results could differ from those estimates. Certain prior-period amounts have been reclassified to conform to the current period presentation.

Management has evaluated subsequent events through the date the consolidated financial statements were issued, which was February 24, 2010.

2.	Summary of Significant Accounting Policies

Asset management and administration fees: Asset management and administration fees, which include mutual fund service fees and fees for other asset-based financial services provided to individual and institutional clients, are recognized as revenue over the period that the related service is provided, based upon average net asset balances. The Company earns mutual fund service fees for shareholder services, administration, investment management, and transfer agent services (through July 2009) provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. Mutual fund service fees are based upon the daily balances of client assets invested in third-party funds and the Company’s proprietary funds. The Company also earns asset management fees for advisory and managed account services, which are based on the daily balances of client assets subject to the specific fee for service. The fair values of client assets included in proprietary and third-party mutual funds are based on quoted market prices and other observable market data.

In 2009, the Company waived a portion of its asset management fees earned from certain Schwab-sponsored money market mutual funds in order to provide a positive return to clients. Under agreements with these funds, the Company may recover such fee waivers depending on the future performance of the funds and approval by the boards of the respective funds. Recoveries of previously-waived asset management fees are recognized as revenue when substantially all uncertainties about timing and amount of realization are resolved. The Company did not recognize any revenue for recoveries of previously-waived asset management fees in 2009.

Interest revenue: Interest revenue represents interest earned on certain assets, which include cash and cash equivalents, cash and investments segregated, broker-related receivables, receivables from brokerage clients, other securities owned, securities available for sale, securities held to maturity, loans to banking clients, and loans held for sale. Interest revenue is recognized in the period earned based upon average asset balances and respective interest rates.

Securities transactions: Trading revenue includes commission and principal transaction revenues. Clients’ securities transactions are recorded on the date that they settle, while the related commission revenues and expenses are recorded on the date that the trade occurs. Principal transaction revenues are primarily comprised of revenues from client fixed income securities trading activity, which are recorded on a trade date basis.

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

Cash and investments segregated and on deposit for regulatory purposes include securities purchased under agreements to resell (resale agreements) which are collateralized by United States (U.S.) Government and agency securities. Resale agreements are accounted for as collateralized investing transactions that are recorded at their contractual amounts plus accrued interest. The Company obtains control of collateral with a market value equal to or in excess of the principal amount loaned and accrued interest under resale agreements. Collateral is valued daily by the Company, with additional collateral obtained when necessary. Cash and investments segregated also include certificates of deposit and U.S. Government securities, as well as corporate debt securities and commercial paper guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program. Certificates of deposit, U.S. Government securities, corporate debt securities, and commercial paper are recorded at fair value.

Receivables from brokerage clients include margin loans to clients and are stated net of allowance for doubtful accounts. Cash receivables from brokerage clients that remain unsecured or partially secured for more than 30 days are fully reserved.

Other securities owned include Schwab Funds® money market funds, commercial paper, certificates of deposit, equity and bond mutual funds, state and municipal debt obligations, equity, U.S. Government and corporate debt, and other securities recorded at fair value based on quoted market prices. Unrealized gains and losses are included in trading revenue.

Securities available for sale and securities held to maturity: Securities available for sale are recorded at fair value based on quoted prices for similar securities in active markets and other observable market data. Securities available for sale include U.S. agency and non-agency residential mortgage-backed securities, U.S. agency notes, corporate debt securities, certificates of deposit, and asset-backed securities. Unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders’ equity. Realized gains and losses from sales of securities available for sale are determined on a specific identification basis and are included in other revenue. Securities held to maturity are recorded at amortized cost based on the Company’s positive intent and ability to hold these securities to maturity. Securities held to maturity include U.S. agency residential mortgage-backed securities, asset-based securities, and corporate debt securities.

Management evaluates whether securities available for sale and securities held to maturity are other-than-temporarily impaired (OTTI) on a quarterly basis. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security or if the Company will be required to sell such security prior to any anticipated recovery. If management determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and the then-current fair value.

A security is also OTTI if management does not expect to recover the amortized cost of the security. In this circumstance, management utilizes cash flow models to estimate the expected future cash flow from the securities and to estimate the credit loss. The impairment recognized in earnings is measured by the difference between the present value of expected cash flows and the amortized cost of the security. Expected cash flows are discounted using the security’s effective interest rate.

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Securities borrowed and securities loaned: Securities borrowed require the Company to deliver cash to the lender in exchange for securities and are included in receivables from brokers, dealers, and clearing organizations. For securities loaned, the Company receives collateral in the form of cash in an amount equal to or greater than the market value of securities loaned. Securities loaned are included in payables to brokers, dealers, and clearing organizations. The Company monitors the market value of securities borrowed and loaned, with additional collateral obtained or refunded when necessary. Fees received or paid are recorded in interest revenue or interest expense.

Loans to banking clients are stated net of allowance for credit losses. The allowance is established through charges to earnings based on management’s evaluation of the existing portfolio. The adequacy of the allowance is reviewed regularly by management, taking into consideration current economic conditions, the existing loan portfolio composition, past loss experience, and risks inherent in the portfolio, as more fully described below.

The Company performs a quarterly analysis to estimate the allowance for credit losses. This process utilizes loan-level statistical models that estimate prepayments, defaults, and expected life of loan losses for our loan portfolios based on predicted behavior of individual loans within the portfolios. The models consider effects of borrower behavior and a variety of factors including, but not limited to, interest rate fluctuations, housing price movements, current economic conditions, estimated defaults and foreclosures, delinquencies, the loan portfolio composition (including concentrations of credit risk), past loss experience, estimates of loss severity, and credit scores.

The more significant variables within the models include a measure of delinquency roll rates, the amount of loss in the event of default, housing prices, and interest rates. Delinquency roll rates (i.e., the rates at which loans transition through delinquency stages and ultimately result in a loss) are estimated from the Company’s historical loss experience adjusted for current trends and market information. Loss in the event of default is based on the Company’s historical loss experience and market trends. Housing price trends are derived from historical home price indices and statistical forecasts of future home values. Factors affecting the home price index include: housing inventory, unemployment, interest rates, and inflation expectations. Interest rate projections are based on the current term structure of interest rates and historical volatilities to project various possible future interest rate paths. This quarterly analysis results in a loss factor that is applied to the outstanding balances to determine the allowance for credit loss for each loan category.

Nonaccrual loans: Loans are placed on nonaccrual status upon becoming 90 days past due as to interest or principal (unless the loans are well-secured and in the process of collection), or when the full timely collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal is repaid and the loan is performing in accordance with the terms of the loan agreement, or when the loan is both well-secured and in the process of collection and collectability is no longer doubtful.

Loans held for sale include fixed-rate residential first-mortgage loans intended for sale. Loans held for sale are recorded at the lower of cost or fair value. The fair value of loans held for sale is estimated using quoted market prices for securities backed by similar types of loans.

Equipment, office facilities, and property: Equipment, office facilities, and property are stated at cost net of accumulated depreciation and amortization, except for land, which is stated at cost. Equipment and office facilities are depreciated on a straight-line basis over an estimated useful life of three to ten years. Buildings are depreciated on a straight-line basis over 40 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the term of the lease. Software and certain costs incurred for purchasing or developing software for internal use are amortized on a straight-line basis over an estimated useful life of three or five years. Equipment, office facilities, and property are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Goodwill represents the cost of acquired businesses in excess of the fair value of the related net assets acquired. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. In testing for a potential

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

impairment of goodwill, management estimates the fair value of each of the Company’s reporting units (defined as the Company’s businesses for which financial information is available and reviewed regularly by management), and compares it to their carrying value. If the estimated fair value of a reporting unit is less than its carrying value, management is required to estimate the fair value of all assets and liabilities of the reporting unit, including goodwill. If the carrying value of the reporting unit’s goodwill is greater than the estimated fair value, an impairment charge is recognized for the excess. The Company has elected April 1st as its annual impairment testing date. The Company did not recognize any goodwill impairment in 2009, 2008, or 2007.

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

Schwab Bank’s loans held for sale portfolio includes fixed-rate residential first-mortgage, which are subject to a loss in value when market interest rates rise. Schwab Bank uses forward sale commitments to manage this risk. These forward sale commitments have been designated as cash flow hedging instruments with respect to the loans held for sale. Accordingly, the fair values of these forward sale commitments are recorded on the Company’s consolidated balance sheet, with gains or losses recorded in other comprehensive income until the associated loan is sold.

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

Guarantees and indemnifications: The Company recognizes, at the inception of a guarantee, a liability equal to the estimated fair value of the obligation undertaken in issuing the guarantee. The fair values of the obligations relating to standby letter of credit agreements (LOCs) are estimated based on fees charged to enter into similar agreements, considering the creditworthiness of the counterparties. The fair values of the obligations relating to other guarantees are estimated based on transactions for similar guarantees or expected present value measures.

Income taxes: The Company provides for income taxes on all transactions that have been recognized in the consolidated financial statements. Accordingly, deferred tax assets are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax assets and deferred tax liabilities, as well as other changes in income tax laws, are recorded in earnings in the period during which such changes are enacted. The Company’s unrecognized tax benefits, which are included in accrued expenses and other liabilities, represent the difference between positions taken on tax return filings and estimated potential tax settlement outcomes.

Stock-based compensation: Stock-based compensation includes employee and board of director stock options, restricted stock awards, and restricted stock units. The Company measures compensation expense for these share-based payment arrangements based on their estimated fair values as of the awards’ grant date. The fair value of the share-based award is recognized over the vesting period as stock-based compensation.

Stock-based compensation expense is based on awards expected to vest and therefore is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and revised in subsequent periods if actual forfeitures differ from those estimates.

Adoption of New Accounting Standards

FASB Accounting Standards Codification: The FASB Accounting Standards Codification (the Codification) was effective for interim and annual reporting periods ending after September 15, 2009. This standard establishes the Codification as the source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. Rules and

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The adoption of the Codification changed the Company’s references to GAAP standards but did not have an impact on the Company’s financial position, results of operations, EPS, or cash flows. Throughout this Annual Report on Form 10-K, all references to prior FASB, AICPA, and EITF accounting pronouncements have been removed.

Business Combinations: On January 1, 2009, the Company adopted new guidance that requires an acquirer to recognize the assets acquired, the liabilities assumed, contingent purchase consideration, and any noncontrolling interest in the acquiree, at fair value on the date of acquisition. This new guidance also requires an acquirer to expense most transaction and restructuring costs as incurred, and not include such items in the cost of the acquired entity. This new standard applies to any business acquisition with an acquisition date on or after January 1, 2009.

Noncontrolling Interests: On January 1, 2009, the Company adopted new guidance that amends financial statement presentation and disclosure requirements for reporting noncontrolling ownership interests. This new guidance also establishes consistent accounting methods for changes in ownership interest and for the valuation of retained noncontrolling investments upon deconsolidation. The adoption of this new guidance did not have a material impact on the Company’s financial position, results of operations, EPS, or cash flows.

Subsequent Events: In the second quarter of 2009, the Company adopted new guidance that establishes the accounting for and disclosure of subsequent events. The adoption of this new guidance did not have a material impact on the Company’s financial position, results of operations, EPS, or cash flows. See note “1 – Introduction and Basis of Presentation,” for disclosures pursuant to this guidance.

Instruments Granted in Share-Based Payment Transactions: On January 1, 2009, the Company adopted new guidance that requires the inclusion of unvested share-based payment awards with non-forfeitable rights to dividends or dividend equivalents as participating securities in the computation of EPS under the two-class method. This new guidance requires retrospective adjustment to all prior-period EPS data presented. The Company has participating securities in the form of unvested restricted common shares related to the Company’s stock incentive plans. However, these participating securities do not have a material impact on the Company’s EPS data presented.

Other-Than-Temporary Impairments: In the first quarter of 2009, the Company adopted new guidance that modifies the requirements for recognizing impairment charges on OTTI debt securities and expands the disclosures related to OTTI debt and equity securities. See note “5 – Securities Available for Sale and Securities Held to Maturity,” for additional information and disclosures pursuant to this new guidance.

Fair Value Measurements: In the first quarter of 2009, the Company adopted new guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased, including guidance on identifying circumstances that indicate a transaction is not orderly. This new guidance also requires additional disclosures related to fair value. The adoption of this new guidance did not have a material impact on the Company’s financial position, results of operations, EPS, or cash flows. See note “15 – Fair Values of Assets and Liabilities,” for disclosures pursuant to this new guidance.

Fair Value Measurements and Disclosures of Financial Instruments: In the first quarter of 2009, the Company adopted new guidance that expands the fair value disclosures required for financial instruments to interim periods and requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. See note “15 – Fair Values of Assets and Liabilities,” for disclosures pursuant to this new guidance.

New Accounting Standards Not Yet Adopted

Transfers of Financial Assets: In June 2009, the FASB issued new guidance on accounting for transfers of financial assets which is effective for financial asset transfers occurring after January 1, 2010. This new guidance removes the concept of a qualifying special-purpose entity and amends the requirements for a transfer of a portion of a financial asset to be accounted

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

for as a sale and related disclosures. The adoption of this new guidance is not expected to have a material impact on the Company’s financial position, results of operations, EPS, or cash flows.

Consolidation of Variable Interest Entities: In June 2009, the FASB issued new guidance on consolidation of variable interest entities (VIEs) which is effective January 1, 2010. This new guidance amends the consolidation guidance applicable to VIEs, including changing the approach to determining a VIE’s primary beneficiary (the reporting entity that must consolidate the VIE) and the frequency of reassessment. In January 2010, the FASB voted to defer the effective date of this new guidance for a reporting enterprise’s interest in certain investment companies and for certain money market funds. The adoption of this new guidance, except the deferred portion which the Company is currently evaluating, is not expected to have a material impact on the Company’s financial position, results of operations, EPS, or cash flows.

3.	Receivables from Brokerage Clients

Receivables from brokerage clients are stated net of allowance for doubtful accounts of $2 million and $4 million at December 31, 2009 and 2008, respectively. Receivables from brokerage clients consist primarily of margin loans to brokerage clients of $7.9 billion and $6.2 billion at December 31, 2009 and 2008, respectively. Securities owned by brokerage clients are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. Charge-offs related to margin loans were not material in 2009, 2008 and 2007. The average yield earned on margin loans was 5.20% and 5.95% in 2009 and 2008, respectively.

4.	Other Securities Owned

A summary of other securities owned is as follows:

December 31,	2009	2008
Schwab Funds® money market funds	$321	$440
Commercial paper	220	—
Certificates of deposit	200	—
Equity and bond mutual funds	103	135
State and municipal debt obligations	49	37
Equity, U.S. Government and corporate debt, and other securities	23	14

Total other securities owned (1)	$916	$626

(1)	Amounts include securities pledged of $3 million and $7 million at December 31, 2009 and 2008, respectively.

The Company’s positions in Schwab Funds® money market funds arise from certain overnight funding of clients’ redemption, check-writing, and debit card activities. Equity and bond mutual funds include investments made by the Company relating to its deferred compensation plan, mutual fund investments held at CSC, and inventory maintained to facilitate certain Schwab Funds and third-party mutual fund clients’ transactions. State and municipal debt obligations, equity, U.S. Government and corporate debt, and other securities include securities held to meet clients’ trading activities.

Securities sold, but not yet purchased were not material at December 31, 2009 and 2008.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

5.	Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$11,601	$199	$21	$11,779
Non-agency residential mortgage-backed securities	2,460	—	519	1,941
U.S. agency notes	2,975	4	1	2,978
Corporate debt securities	2,368	13	1	2,380
Certificates of deposit	1,950	3	—	1,953
Asset-backed securities	1,077	12	—	1,089

Total securities available for sale	$22,431	$231	$542	$22,120

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$5,105	$36	$27	$5,114
Asset-backed securities	1,389	25	—	1,414
Corporate debt securities	345	7	—	352

Total securities held to maturity	$6,839	$68	$27	$6,880

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$8,203	$108	$82	$8,229
Non-agency residential mortgage-backed securities	3,085	—	862	2,223
U.S. agency notes	515	2	—	517
Corporate debt securities	1,762	2	31	1,733
Certificates of deposit	925	—	3	922
Asset-backed securities	866	—	44	822

Total securities available for sale	$15,356	$112	$1,022	$14,446

Securities held to maturity:
Asset-backed securities	$243	$1	$—	$244

Total securities held to maturity	$243	$1	$—	$244

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency residential mortgage-backed securities	$3,801	$11	$1,994	$10	$5,795	$21
Non-agency residential mortgage-backed securities	171	10	1,770	509	1,941	519
U.S. agency notes	864	1	—	—	864	1
Corporate debt securities	374	1	—	—	374	1

Total	$5,210	$23	$3,764	$519	$8,974	$542

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$1,885	$27	$—	$—	$1,885	$27

Total	$1,885	$27	$—	$—	$1,885	$27

Total securities with unrealized losses (1)	$7,095	$50	$3,764	$519	$10,859	$569

(1)	The number of investment positions with unrealized losses totaled 333 for securities available for sale and 30 for securities held to maturity.

	Less than 12 months		12 months or longer		Total
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency residential mortgage-backed securities	$2,231	$63	$381	$19	$2,612	$82
Non-agency residential mortgage-backed securities	1,704	512	513	350	2,217	862
Corporate debt securities	477	11	436	20	913	31
Certificates of deposit	647	3	—	—	647	3
Asset-backed securities	822	44	—	—	822	44

Total securities with unrealized losses (1)	$5,881	$633	$1,330	$389	$7,211	$1,022

(1)	The number of investment positions with unrealized losses totaled 334.

Unrealized losses in securities available for sale were $542 million as of December 31, 2009, and were concentrated in non-agency residential mortgage-backed securities. U.S. agency residential mortgage-backed securities do not have explicit credit ratings, however management considers these to be of the highest credit quality given the guarantee of principal and interest by the U.S. agencies. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined as loans to borrowers with a Fair Isaac & Company credit score of 620 or higher at origination), and “Alt-A” (defined as Prime loans with reduced documentation at origination). At December 31, 2009, the amortized cost and fair value of Alt-A mortgage-backed securities were $628 million and $387 million, respectively. Corporate debt securities at December 31, 2009, included $981 million of securities issued by financial institutions and guaranteed under the Federal Deposit Insurance Corporation (FDIC) Temporary Liquidity Guarantee Program.

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

A security is also OTTI if management does not expect to recover the amortized cost of the security. In this circumstance, management utilizes cash flow models to estimate the expected future cash flow from the securities and to estimate the credit loss. The impairment recognized in earnings is measured by the difference between the present value of expected cash flows and the amortized cost of the security. Expected cash flows are discounted using the security’s effective interest rate.

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

Certain Alt-A and Prime residential mortgage-backed securities experienced deteriorating credit characteristics in 2009, including increased payment delinquencies and decreased prepayments due to the slowing of general economic activity and increased unemployment. Losses on foreclosures of underlying mortgages increased as a result of housing price declines. Forecasted home price fluctuations are an important variable in forecasting the expected loss severity and default rates. Based on the Company’s cash flow projections, management determined that it does not expect to recover all of the amortized cost of these securities and therefore determined that these securities were OTTI. The Company does not intend to sell the securities available for sale and it will not be required to sell these securities before anticipated recovery. The Company employs a buy and hold strategy relative to its mortgage-related securities. Further, the Company has an adequate liquidity position at December 31, 2009, with cash and cash equivalents totaling $8.2 billion, a loan-to-deposit ratio of 19%, adequate access to short-term borrowing facilities and regulatory capital ratios in excess of “well capitalized” levels. Because the Company does not intend to sell these securities and will not be required to sell these securities, the Company recognized an impairment charge equal to the securities’ expected credit losses of $60 million in 2009. The expected credit losses were measured as the difference between the present value of expected cash flows and the amortized cost of the securities.

In 2008, the Company recognized an other-than-temporary impairment charge of $44 million on a corporate debt security issued by Lehman Brothers Holdings, Inc. (Lehman) as a result of Lehman’s Chapter 11 bankruptcy petition filing in September 2008. The Company sold this security in October 2008. Impairment charges recognized in earnings are included in net impairment losses on securities.

As of December 31, 2009, the Company has not realized an actual credit loss on any of its residential mortgage-backed securities. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional future impairment charges.

The following table is a rollforward of the amount of credit losses recognized in earnings for OTTI securities held by the Company during the period for which a portion of the impairment was recognized in other comprehensive income:

2009
Balance at beginning of year	$—
Credit losses recognized into current year earnings on debt securities for which an other-than-temporary impairment was not previously recognized	60

Balance at end of year	$60

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The maturities of securities available for sale and securities held to maturity at December 31, 2009, are as follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Securities available for sale:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$173	$11,606	$11,779
Non-agency residential mortgage-backed securities (1)	—	—	32	1,909	1,941
U.S. agency notes	325	2,653	—	—	2,978
Corporate debt securities	1,366	1,014	—	—	2,380
Certificates of deposit	1,853	100	—	—	1,953
Asset-backed securities	—	940	149	—	1,089

Total fair value	$3,544	$4,707	$354	$13,515	$22,120
Total amortized cost	$3,534	$4,692	$345	$13,860	$22,431

Securities held to maturity:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$—	$5,114	$5,114
Asset-backed securities	—	1,259	155	—	1,414
Corporate debt securities	33	319	—	—	352

Total fair value	$33	$1,578	$155	$5,114	$6,880
Total amortized cost	$32	$1,548	$154	$5,105	$6,839

(1)

Residential mortgage-backed securities have been allocated over maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because a certain portion of loans underlying these securities require scheduled principal payments and borrowers have the right to prepay obligations.

The proceeds and gross realized gains (losses) from sales of securities available for sale are as follows:

December 31,	2009	2008	2007
Proceeds	$107	$14	$—
Gross realized gains	$1	$—	$—
Gross realized losses	$(4)	$(31)	$—

Realized gains and losses from sales of securities available for sale are included in other revenue.

In 2008, the Company recorded a loss of $29 million on the sale of a corporate debt security issued by Washington Mutual Bank as a result of its seizure by the FDIC in September 2008.

6.	Loans to Banking Clients and Related Allowance for Credit Losses

The composition of the loan portfolio is as follows:

December 31,	2009	2008
Residential real estate mortgages	$3,710	$3,195
Home equity lines of credit	3,304	2,662
Secured personal loans	366	187
Other	13	20

Total loans to banking clients	7,393	6,064
Allowance for credit losses	(45)	(20)

Total loans to banking clients – net	$7,348	$6,044

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Included in the loan portfolio are nonaccrual loans totaling $34 million and $8 million at December 31, 2009 and 2008, respectively. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $37 million and $9 million at December 31, 2009 and 2008, respectively. There were no loans accruing interest that were contractually 90 days or more past due at December 31, 2009 and 2008. The amount of interest revenue that would have been earned on nonaccrual loans, versus interest revenue recognized on these loans, was not material to the Company’s results of operations for 2009 and 2008.

Changes in the allowance for credit losses were as follows:

December 31,	2009	2008	2007
Balance at beginning of year	$20	$7	$4
Charge-offs	(13)	(4)	—
Recoveries	—	—	—
Provision for credit losses	38	17	3

Balance at end of year	$45	$20	$7

7.	Equipment, Office Facilities, and Property

Equipment, office facilities, and property are detailed below:

December 31,	2009	2008
Software	$854	$846
Buildings	428	414
Information technology equipment	392	392
Leasehold improvements	296	251
Furniture and equipment	128	123
Telecommunications equipment	100	97
Land	57	57
Construction in progress	4	14

Total equipment, office facilities, and property	2,259	2,194
Accumulated depreciation and amortization	(1,618)	(1,533)

Total equipment, office facilities, and property – net	$641	$661

8.	Other Assets

The components of other assets are as follows:

December 31,	2009	2008
Accounts receivable (1)	$327	$216
Deferred tax asset – net	249	502
Prepaid expenses	224	66
Interest and dividends receivable	141	92
Other investments	59	45
Intangible assets – net	23	24
Other	111	126

Total other assets	$1,134	$1,071

(1)	Accounts receivable includes accrued service fee income and receivable from loan servicer.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

9.	Deposits from Banking Clients

Deposits from banking clients consist of interest-bearing deposits as follows:

December 31,	2009	2008
Deposits swept from brokerage accounts	$22,955	$18,439
Savings	8,257	—
Checking	7,608	5,402

Total deposits from banking clients	$38,820	$23,841

Demand deposit overdrafts included as other loans within loans to banking clients were not material at December 31, 2009 and 2008.

10.    Payables to Brokers, Dealers, and Clearing Organizations

Payables to brokers, dealers, and clearing organizations include securities loaned of $996 million and $883 million at December 31, 2009 and 2008, respectively. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned. Payables to brokers, dealers, and clearing organizations at December 31, 2009, also included unsettled purchases of securities held to maturity of $1.3 billion.

11.    Payables to Brokerage Clients

The principal source of funding for Schwab’s margin lending is cash balances in brokerage client accounts, which are included in payables to brokerage clients. Cash balances in interest-bearing brokerage client accounts were $20.8 billion and $15.8 billion at December 31, 2009 and 2008, respectively. The average rate paid on cash balances in interest-bearing brokerage client accounts was 0.02% and 0.36% in 2009 and 2008, respectively.

12.    Borrowings

Long-term debt net of unamortized debt discounts, where applicable, consists of the following:

December 31,	2009	2008
Senior Notes	$747	$—
Senior Medium-Term Notes, Series A	450	458
Junior Subordinated Notes	202	300
Finance lease obligation	111	116
Fair value adjustment	2	9

Total long-term debt	$1,512	$883

CSC has a universal automatic shelf registration statement on file with the SEC which enables CSC to issue debt, equity and other securities. In June 2009, the Company issued $750 million of Senior Notes that mature in 2014 under this registration statement. The Senior Notes have a fixed interest rate of 4.950% with interest payable semiannually.

The aggregate principal amount of Senior Medium-Term Notes, Series A (Medium-Term Notes) outstanding at December 31, 2009, had maturities ranging from 2010 to 2017. At December 31, 2009 and 2008, the aggregate principal amount of Medium-Term Notes outstanding had fixed interest rates ranging from 6.375% to 8.05% with interest payable semiannually. At December 31, 2009 and 2008, the Medium-Term Notes carried a weighted-average interest rate of 7.12% and 7.13%,

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

respectively. A portion of the Medium-Term Notes is subject to fair value hedging instruments as described in note “14 – Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk, or Market Risk.”

In October 2007, CSC and Schwab Capital Trust I, a statutory trust formed under the laws of the State of Delaware (Trust), closed a public offering of $300 million of the Trust’s fixed to floating rate trust preferred securities. The proceeds from the sale of the trust preferred securities were invested by the Trust in fixed to floating rate Junior Subordinated Notes issued by CSC. The Junior Subordinated Notes have a fixed interest rate of 7.50% until November 15, 2017, and a floating rate thereafter. The Junior Subordinated Notes may be redeemed at a redemption price of principal plus accrued but unpaid interest on November 15, 2017, on or after November 15, 2037, or following the occurrence of certain events, and at a make-whole redemption price at any other time. CSC has contractually agreed, pursuant to a replacement capital covenant, for the benefit of certain holders of the Company’s long-term indebtedness ranking senior to the Junior Subordinated Notes, not to redeem, repay or purchase the Junior Subordinated Notes or the trust preferred securities prior to November 15, 2047, unless it has received proceeds of the issuance of certain replacement capital securities, among other conditions. At December 31, 2009, the Company’s 6.375% Senior Medium-Term Notes due 2017 is the series of long-term indebtedness whose holders are entitled to the benefits of the replacement capital covenant. In 2009, the Company repurchased $98 million of trust preferred securities related to its Junior Subordinated Notes for a cash payment of $67 million. The repurchase of the trust preferred securities is considered an extinguishment of a portion of the Junior Subordinated Notes and resulted in a gain of $31 million.

In 2004, the Company sold an office building for proceeds of $136 million and leased the property back for a 20-year term. This transaction was accounted for as a financing lease. The remaining finance lease obligation of $111 million at December 31, 2009, is being reduced by a portion of the lease payments over the remaining lease term of approximately 15 years.

Annual maturities on long-term debt outstanding at December 31, 2009, are as follows:

2010	$205
2011	6
2012	6
2013	6
2014	756
Thereafter	535

Total maturities	1,514
Fair value adjustment	2
Unamortized discount	(4)

Total long-term debt	$1,512

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no Commercial Paper Notes outstanding at December 31, 2009.

CSC maintains an $800 million committed, unsecured credit facility with a group of twelve banks which is scheduled to expire in June 2010. This facility replaced a similar facility that expired in June 2009. The funds under this facility are available for general corporate purposes, including repayment of Commercial Paper Notes discussed above. The amount of this facility that CSC can use for other general corporate purposes is reduced by the amount of any Commercial Paper Notes outstanding. The financial covenants in this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity. At December 31, 2009, the minimum level of stockholders’ equity required under this facility was $3.3 billion. These facilities were unused at December 31, 2009 and 2008.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of seven banks totaling $824 million at December 31, 2009. CSC has access to $744 million of these credit lines. There were no borrowings outstanding under these lines at December 31, 2009 and 2008.

To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured standby LOCs with seven banks in favor of the OCC aggregating $445 million at December 31, 2009. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At December 31, 2009, the aggregate face amount of these LOCs totaled $37 million. There were no funds drawn under any of these LOCs during 2009 and 2008.

13.	Commitments and Contingent Liabilities

Operating leases and other commitments: The Company has non-cancelable operating leases for office space and equipment. Future minimum rental commitments under these leases, net of contractual subleases, at December 31, 2009, are as follows:

	Operating Leases	Subleases	Net
2010	$157	$41	$116
2011	128	35	93
2012	84	30	54
2013	67	25	42
2014	58	22	36
Thereafter	179	64	115

Total	$673	$217	$456

Certain leases contain provisions for renewal options, purchase options, and rent escalations based on increases in certain costs incurred by the lessor. Rent expense was $213 million, $186 million, and $180 million in 2009, 2008, and 2007, respectively. Rent expense in 2009 included charges of $37 million relating to the Company’s cost reduction measures.

Purchase obligations: The Company has purchase obligations for services such as advertising and marketing, telecommunications, professional services, and hardware- and software-related agreements. At December 31, 2009, the Company has purchase obligations as follows:

2010	$130
2011	50
2012	11
2013	1
2014	—
Thereafter	—

Total	$192

Guarantees and indemnifications: In the normal course of business, the Company provides certain indemnifications (i.e., protection against damage or loss) to counterparties in connection with the disposition of certain of its assets. Such indemnifications are generally standard contractual terms with various expiration dates and typically relate to title to the assets transferred, ownership of intellectual property rights (e.g., patents), accuracy of financial statements, compliance with laws and regulations, failure to pay, satisfy or discharge any liability, or to defend claims, as well as errors, omissions, and misrepresentations. The maximum potential future liability under these indemnifications cannot be estimated. The Company has not recorded a liability for these indemnifications and believes that the occurrence of events that would trigger payments under these agreements is remote.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Separately, the Company has guaranteed certain payments in the event of a termination of certain mutual fund sub-advisor agreements, related to the adoption of AXA Rosenberg LLC’s U.S. family of mutual funds, known as the Laudus Funds®. Additionally, the Company has provided indemnifications related to facility leases to a counterparty in connection with the disposition of certain of its assets. At December 31, 2009, the Company’s maximum potential future liability under these agreements was approximately $120 million. At December 31, 2009, the Company has a recorded liability of approximately $15 million reflecting the estimated fair value of these guarantees and indemnifications. The fair value of these guarantees and indemnifications is not necessarily indicative of amounts that would be paid in the event a payment was required.

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company satisfies the margin requirements by arranging standby LOCs, in favor of the clearing houses, which are issued by multiple banks. At December 31, 2009, the aggregate face amount of these LOCs totaled $445 million. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At December 31, 2009, the aggregate face amount of these LOCs totaled $37 million. There were no funds drawn under any of these LOCs at December 31, 2009.

The Company also provides guarantees to securities clearing houses and exchanges under their standard membership agreement, which requires members to guarantee the performance of other members. Under the agreement, if another member becomes unable to satisfy its obligations to the clearing houses and exchanges, other members would be required to meet shortfalls. The Company’s liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these arrangements is remote. Accordingly, no liability has been recognized for these guarantees.

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

Auction Rate Securities Regulatory Inquiries: Schwab has been responding to industry wide inquiries from federal and state regulators regarding sales of auction rate securities to clients who were unable to sell their holdings when the normal auction process for those securities froze unexpectedly in February 2008. On August 17, 2009, a civil complaint was filed against Schwab in New York state court by the Attorney General of the State of New York (NYAG) alleging material misrepresentations and omissions by Schwab regarding the risks of auction rate securities, and seeking restitution, disgorgement, penalties and other relief, including repurchase of securities held in client accounts. As reflected in a statement issued August 17, 2009, Schwab has responded that the allegations are without merit and that Schwab intends to contest any charges. On September 5, 2009, Schwab removed the case to the U.S. District Court for the Southern District of New York; on January 19, 2010, the case was remanded to New York state court.

Separately, on November 19, 2009, the Company received a Wells notice from the Financial Industry Regulatory Authority (FINRA) regarding a preliminary determination to recommend disciplinary action against Schwab for possible rule violations regarding sales of auction rate securities through the Company. A Wells notice provides recipients an opportunity to respond

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

to issues raised in an investigation prior to any decision on an enforcement proceeding, and is neither a formal allegation nor a finding of wrongdoing. The Company has responded to the notice to explain why it believes enforcement charges are unwarranted.

YieldPlus Fund Litigation and Regulatory Inquiries: The Company is the subject of nine class action lawsuits filed between March and May 2008 on behalf of investors in the Schwab YieldPlus Fund® alleging violations of state law and federal securities law in connection with the fund’s investment policy, disclosures and fund marketing. Allegations include changes to the investment policy of the fund regarding limits on positions in mortgage-backed securities without obtaining a shareholder vote; inadequate disclosure of the risks associated with fund investments in mortgage-backed securities and fund risk management; inaccurate reporting of the fund’s weighted-average duration; and failure to disclose redemptions of positions in YieldPlus by other Schwab investment funds. Defendants named in one or more of the lawsuits include the Company, Schwab, CSIM, the fund itself, Schwab Investments (registrant and issuer of the fund’s shares), Charles R. Schwab, Randall W. Merk (current president of the fund), and current and former trustees and officers of the fund and/or Schwab. Claimants seek unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, and costs and attorneys fees. On July 3, 2008, the U.S. District Court for the Northern District of California consolidated all nine lawsuits into a single action for purposes of pre-trial proceedings and appointed a group of fund investors as lead plaintiff. On February 4, 2009, the court denied defendants’ motion to dismiss plaintiffs’ federal law claims, dismissed all but one state law claim, and lifted a stay on discovery. On August 21, 2009, the court certified two classes of plaintiffs for purposes of the federal law claims and a single class of plaintiffs for purposes of the remaining state law claim. Plaintiffs and defendants filed motions for summary judgment on February 11, 2010, and the court has set a trial date for May 10, 2010.

Separately, the Company has been responding to investigations by federal and state regulators regarding these matters. On October 14, 2009, the Company received a Wells notice from the staff of the SEC that the staff intends to recommend the filing of a civil enforcement action against Schwab Investments, CSIM, Schwab, and the president of the fund for possible violations of the securities laws with respect to the fund. On October 27, 2009, the Company received a Wells notice from FINRA regarding a preliminary determination to recommend disciplinary action against Schwab for possible violation of securities laws and FINRA rules with respect to the fund. The Company has responded to the notices to explain why it believes enforcement charges are unwarranted.

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

The SEC Wells notice received by the Company on October 14, 2009, concerning the YieldPlus Fund, also provided notice of the SEC staff’s intention to recommend additional charges against Schwab Investments and CSIM for possible violations of the securities laws with respect to the Total Bond Market Fund. The Company has responded to the notice to explain why it believes these additional enforcement charges are also unwarranted.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

14.	Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk, or Market Risk

Securities lending: Through Schwab, the Company loans client securities temporarily to other brokers in connection with its securities lending activities. The Company receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company mitigates this risk by requiring credit approvals for counterparties, by monitoring the fair value of securities loaned, and by requiring additional cash as collateral when necessary. The fair value of Schwab’s client securities pledged in securities lending transactions to other broker-dealers was $871 million and $760 million at December 31, 2009 and 2008, respectively. Additionally, Schwab borrows securities from other broker-dealers to fulfill short sales of its clients. The fair value of these borrowed securities was $274 million and $259 million at December 31, 2009 and 2008, respectively.

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

Margin lending: Schwab provides margin loans to its clients which are collateralized by securities in their brokerage accounts. Schwab may be liable for the margin requirement of its client margin securities transactions. As clients write options or sell securities short, the Company may incur losses if the clients do not fulfill their obligations and the collateral in client accounts is not sufficient to fully cover losses which clients may incur from these strategies. To mitigate this risk, the Company monitors required margin levels and clients are required to deposit additional collateral, or reduce positions to meet minimum collateral requirements. Clients with margin loans have agreed to allow Schwab to pledge collateralized securities in their brokerage accounts in accordance with federal regulations. Schwab was allowed, under such regulations, to pledge securities with a fair value of $11.4 billion and $9.2 billion at December 31, 2009 and 2008, respectively. The fair value of Schwab’s client securities pledged to fulfill the short sales of its clients was $1.2 billion and $591 million at December 31, 2009 and 2008, respectively. The fair value of Schwab’s client securities pledged to fulfill Schwab’s proprietary short sales, which resulted from facilitating clients’ dividend reinvestment elections, was $33 million and $42 million at December 31, 2009 and 2008, respectively. Schwab has also pledged a portion of its securities owned in order to fulfill the short sales of clients and in connection with securities lending transactions to other broker-dealers. The fair value of these pledged securities was $3 million and $7 million at December 31, 2009 and 2008, respectively. The Company may also pledge client securities to fulfill client margin requirements for open option contracts established with the OCC. The fair value of these pledged securities to the OCC was $647 million and $774 million at December 31, 2009 and 2008, respectively.

Financial instruments held for trading purposes: The Company maintains inventories in securities on a long and short basis relating to its fixed income operations. The Company could incur losses or gains as a result of changes in the fair value of these securities. To mitigate the risk of losses, long and short positions are marked to fair value and are monitored by management to assure compliance with limits established by the Company.

Resale and repurchase agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. At December 31, 2009 and 2008, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $8.5 billion and $6.8 billion, respectively. For Schwab to repledge or sell this collateral, it would be required to deposit into its segregated reserve bank accounts cash and/or securities of an equal amount in order to meet its segregated cash and investment requirement.

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

For discussion on the Company’s exposure to concentration risk relating to residential mortgage-backed securities, see note “5 – Securities Available for Sale and Securities Held to Maturity.”

The Company’s investments in corporate debt securities and commercial paper totaled $5.6 billion and $3.5 billion at December 31, 2009 and 2008, respectively, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, securities held to maturity, and cash and investments segregated and on deposit for regulatory purposes, cash and cash equivalents, and other securities owned. Included in corporate debt securities and commercial paper at December 31, 2009, were $3.2 billion of securities issued by financial institutions and guaranteed under the FDIC Temporary Liquidity Guarantee Program.

The Company’s loans to banking clients include $3.7 billion and $3.2 billion of first lien residential real estate mortgage loans at December 31, 2009 and 2008, respectively. At December 31, 2009, approximately 75% of the residential real estate mortgages consisted of loans with interest-only payment terms. At December 31, 2009, the interest rates on approximately 75% of these interest-only loans are not scheduled to reset for three or more years. The Company’s interest-only loans do not include interest terms described as temporary introductory rates below current market rates. At December 31, 2009, 39% of residential real estate mortgages and 48% of the home equity lines of credit (HELOC) balances were secured by properties which are located in California. At December 31, 2008, 33% of residential real estate mortgages and 46% of the HELOC balances were secured by properties which are located in California.

The Company also has exposure to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. U.S. Government and agency securities held as collateral for resale agreements totaled $8.5 billion and $6.8 billion at December 31, 2009 and 2008, respectively.

Commitments to extend credit: In the normal course of business, Schwab Bank enters into commitments to extend credit to banking clients primarily relating to mortgage lending. The credit risk associated with these commitments varies depending on the creditworthiness of the client and the value of any collateral held. Collateral requirements vary by type of loan. These commitments are legally binding agreements to lend to a client that generally have fixed expiration dates or other termination clauses, may require payment of a fee and are not secured by collateral until funds are advanced. Firm commitments totaled $5.4 billion and $5.0 billion at December 31, 2009 and 2008, respectively.

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

December 31,	2009	2008
Notional principal amount	$200	$200
Weighted-average variable interest rate	2.99%	4.94%
Weighted-average fixed interest rate	8.05%	8.05%
Weighted-average maturity (in years)	0.2	1.2

These Swaps have been designated as fair value hedges and are recorded on the Company’s consolidated balance sheet at fair value. Changes in fair value of the Swaps are completely offset by changes in fair value of the hedged Medium-Term Notes

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

resulting in no effect on net income. At December 31, 2009 and 2008, CSC recorded a derivative asset of $2 million and $9 million, respectively, for these Swaps. Concurrently, the carrying value of the Medium-Term Notes was increased by $2 million and $9 million at December 31, 2009 and 2008, respectively.

Forward sale and interest rate lock commitments: Schwab Bank’s loans held for sale portfolio consists of fixed-rate and adjustable-rate mortgages, which are subject to a loss in value when market interest rates rise. Schwab Bank uses forward sale commitments to manage this risk. These forward sale commitments have been designated as cash flow hedging instruments, and are recorded on the Company’s consolidated balance sheet at fair value with gains or losses recorded in other comprehensive income (loss). Amounts included in other comprehensive income (loss) are reclassified into earnings when the related loan is sold. At both December 31, 2009 and 2008, the derivative asset and liability recorded by Schwab Bank for these forward sale commitments were not material.

Additionally, Schwab Bank uses forward sale commitments to hedge interest rate lock commitments issued on mortgage loans that will be held for sale. Schwab Bank considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely based on changes in market interest rates. Any changes in fair value of the interest rate lock commitments are completely offset by changes in fair value of the related forward sale commitments. Schwab Bank had interest rate lock commitments on mortgage loans to be held for sale with principal balances totaling approximately $440 million and $452 million at December 31, 2009 and 2008, respectively. At both December 31, 2009 and 2008, the derivative asset and liability recorded by Schwab Bank for these interest rate lock commitments and the related forward sale commitments were not material.

15.	Fair Values of Assets and Liabilities

Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurement accounting guidance describes the fair value hierarchy for disclosing assets and liabilities measured at fair value based on the inputs used to value them. The fair value hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are based on market pricing data obtained from sources independent of the Company. A quoted price in an active market provides the most reliable evidence of fair value and is generally used to measure fair value whenever available. Unobservable inputs reflect management’s judgment about the assumptions market participants would use in pricing the asset or liability. Where inputs used to measure fair value of an asset or liability are from different levels of the hierarchy, the asset or liability is categorized based on the lowest level input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input requires judgment. The fair value hierarchy includes three levels based on the objectivity of the inputs as follows:

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

•

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company did not have any financial assets or liabilities utilizing Level 3 inputs as of December 31, 2009 or 2008.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Assets and Liabilities Recorded at Fair Value

The Company’s assets recorded at fair value include certain investments segregated and on deposit for regulatory purposes, other securities owned, and securities available for sale. The Company uses prices obtained from an independent third-party pricing service to measure the fair value of certain investment securities. The Company validates prices received from the pricing service using various methods including comparison to prices received from additional pricing services, comparison to quoted market prices, where available, comparison to internal valuation models, and review of other relevant market data. The Company does not adjust the prices received from the independent third-party pricing service unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts. At December 31, 2009 and 2008, the Company did not adjust prices received from the independent third-party pricing service. Liabilities recorded at fair value are not material.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets
Investments segregated and on deposit for regulatory purposes:
U.S. Government securities	$—	$2,681	$—	$2,681
Corporate debt securities	—	2,135	—	2,135
Certificates of deposit	—	2,091	—	2,091
Commercial paper	—	100	—	100

Total investments segregated and on deposit for regulatory purposes	—	7,007	—	7,007
Other securities owned:
Schwab Funds® money market funds	321	—	—	321
Commercial paper	—	220	—	220
Certificates of deposit	—	200	—	200
Equity and bond mutual funds	103	—	—	103
State and municipal debt obligations	—	49	—	49
Equity, U.S. Government and corporate debt, and other securities	2	21	—	23

Total other securities owned	426	490	—	916
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	11,779	—	11,779
Non-agency residential mortgage-backed securities	—	1,941	—	1,941
U.S. agency notes	—	2,978	—	2,978
Corporate debt securities	—	2,380	—	2,380
Certificates of deposit	—	1,953	—	1,953
Asset-backed securities	—	1,089	—	1,089

Total securities available for sale	—	22,120	—	22,120
Other assets (1)	—	9	—	9

Total assets at fair value	$426	$29,626	$—	$30,052

Liabilities
Accrued expenses and other liabilities (2)	$1	$6	$—	$7

(1)	Other assets recorded at fair value include derivative contracts.

(2)	Accrued expenses and other liabilities include securities sold, not yet purchased, and derivative contracts.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	$—	$3,888	$—	$3,888
Corporate debt securities	—	1,501	—	1,501
U.S. Government securities	—	1,190	—	1,190
Commercial paper	—	250	—	250

Total investments segregated and on deposit for regulatory purposes	—	6,829	—	6,829
Other securities owned:
Schwab Funds® money market funds	440	—	—	440
Equity and bond mutual funds	135	—	—	135
State and municipal debt obligations	—	37	—	37
Equity, U.S. Government and corporate debt, and other securities	3	11	—	14

Total other securities owned	578	48	—	626
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	8,229	—	8,229
Non-agency residential mortgage-backed securities	—	2,223	—	2,223
U.S. agency notes	—	517	—	517
Corporate debt securities	—	1,733	—	1,733
Certificates of deposit	—	922	—	922
Asset-backed securities	—	822	—	822

Total securities available for sale	—	14,446	—	14,446
Other assets (1)	—	11	—	11

Total assets at fair value	$578	$21,334	$—	$21,912

Liabilities
Accrued expenses and other liabilities (2)	$2	$3	$—	$5

(1)	Other assets recorded at fair value include derivative contracts.

(2)	Accrued expenses and other liabilities include securities sold, not yet purchased, and derivative contracts.

Fair Value of Assets and Liabilities Not Recorded at Fair Value

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of assets and liabilities not recorded at fair value are described below. There were no significant changes in these methodologies or assumptions during 2009.

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

Securities held to maturity include U.S. agency residential mortgage-backed securities, asset-backed securities collateralized by credit card, student, auto loans, and corporate debt securities. Securities held to maturity are recorded at amortized cost. The fair value of these securities is obtained using an independent third-party pricing service, as discussed above.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Loans to banking clients primarily include adjustable-rate residential first-mortgage and HELOC loans. Loans to banking clients are recorded at carrying value net of an allowance for credit losses. The fair value of the Company’s loans to banking clients is estimated based on market prices for mortgage-backed securities collateralized by similar types of loans.

Loans held for sale include fixed rate residential first-mortgage loans intended for sale. Loans held for sale are recorded at the lower of cost or fair value. The fair value of the Company’s loans held for sale is estimated using quoted market prices for securities backed by similar types of loans.

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

The table below presents the Company’s fair value estimates as of December 31, 2009 and 2008 for financial instruments excluding short-term financial assets and liabilities, for which carrying amounts approximate fair value, and excluding financial instruments recorded at fair value.

	2009		2008
December 31,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Securities held to maturity	$6,839	$6,880	$243	$244
Loans to banking clients – net	$7,348	$6,888	$6,044	$5,389
Loans held for sale	$104	$107	$41	$42
Financial Liabilities:
Long-term debt	$1,512	$1,580	$883	$705

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

16.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income (loss) are as follows:

	2009			2008			2007
Year Ended December 31,	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Securities available for sale:
Net unrealized gain (loss) arising during the year for Non-OTTI securities	$539	$(214)	$325	$(955)	$374	$(581)	$(29)	$12	$(17)
Net unrealized loss arising during the year for OTTI securities	(3)	2	(1)	—	—	—	—	—	—
OTTI charges recognized in earnings	60	(24)	36	44	(17)	27	—	—	—
Reclassification of realized losses to earnings	3	(1)	2	31	(12)	19	59	(25)	34

Net unrealized gain (loss) on securities available for sale	599	(237)	362	(880)	345	(535)	30	(13)	17

Net unrealized loss on cash flow hedging instruments	—	—	—	—	—	—	(6)	3	(3)
Minimum pension liability adjustment	—	—	—	—	—	—	9	(4)	5
Foreign currency translation adjustment	—	—	—	(1)	—	(1)	—	—	—

Other comprehensive income (loss)	$599	$(237)	$362	$(881)	$345	$(536)	$33	$(14)	$19

	Net unrealized loss on securities available for sale		Net unrealized gain on cash flow hedging instruments	Foreign currency translation adjustment	Minimum pension liability adjustment	Total accumulated other comprehensive loss

	Portion of unrealized loss on Non-OTTI securities	Portion of unrealized loss on OTTI securities
Balance at December 31, 2006	$(35)	$—	$3	$1	$(5)	$(36)
Net change	17	—	(3)	—	5	19

Balance at December 31, 2007	(18)	—	—	1	—	(17)
Net change	(535)	—	—	(1)	—	(536)

Balance at December 31, 2008	(553)	—	—	—	—	(553)
Reclassification of OTTI securities	149	(149)	—	—	—	—
Other net change	327	35	—	—	—	362

Balance at December 31, 2009	$(77)	$(114)	$—	$—	$—	$(191)

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

17.	Employee Incentive, Deferred Compensation, and Retirement Plans

A summary of the Company’s stock-based compensation expense and related income tax benefit is as follows:

Year Ended December 31,	2009	2008	2007
Stock option expense	$44	$28	$18
Restricted stock award expense	27	38	38
Restricted stock unit expense	1	—	—
Employee stock purchase plan expense	3	3	2

Total stock-based compensation expense (1)	$75	$69	$58

Income tax benefit on stock-based compensation expense	$(29)	$(27)	$(23)

(1)	Total stock-based compensation expense including discontinued operations was $80 million in 2007.

The Company issues shares for stock options and restricted stock awards from treasury stock. At December 31, 2009, the Company was authorized to grant up to 25 million common shares under its existing stock incentive plans.

As of December 31, 2009, there was $172 million of total unrecognized compensation cost, net of forfeitures, related to outstanding stock options, restricted stock awards, and restricted stock units, which is expected to be recognized through 2013 with a remaining weighted-average period of 2.8 years.

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

The Company’s stock option activity (including options held by employees of discontinued operations) is summarized below:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	56	$18.48
Granted	14	$14.98
Exercised	(5)	$11.62
Forfeited	(2)	$18.79
Expired	(6)	$26.09

Outstanding at December 31, 2009	57	$17.30	5.01	$171

Vested and expected to vest at December 31, 2009	53	$17.30	4.74	$161

Vested and exercisable at December 31, 2009	34	$17.11	2.71	$120

The aggregate intrinsic value in the table above represents the difference between CSC’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Information on stock options granted and exercised is presented below:

Year Ended December 31,	2009	2008	2007
Weighted-average fair value of options granted per share	$6.42	$7.94	$7.06
Cash received from options exercised	$53	$131	$414
Tax benefit realized on options exercised	$8	$48	$97
Aggregate intrinsic value of options exercised	$25	$127	$244

Management uses a binomial option pricing model to estimate the fair value of options granted. The binomial model takes into account the contractual term of the stock option, expected volatility, dividend yield, and risk-free interest rate. Expected volatility is based on the implied volatility of publicly-traded options on CSC’s stock. Dividend yield is based on the average historical CSC dividend yield. The risk-free interest rate is based on the yield of a U.S. Treasury zero-coupon issue with a remaining term equal to the contractual term of the option. Management uses historical option exercise data, which includes employee termination data to estimate the probability of future option exercises. Management uses the Black-Scholes model to solve for the expected life of options valued with the binomial model presented below. The assumptions used to value the Company’s options granted during the years presented and their expected lives were as follows:

Year Ended December 31,	2009	2008	2007
Weighted-average expected dividend yield	.58%	.51%	.46%
Weighted-average expected volatility	52%	44%	35%
Weighted-average risk-free interest rate	3.0%	3.9%	4.2%
Expected life (in years)	1.4 – 5.3	2.7 – 5.0	2.8 – 7.2

Restricted Stock Plans

The Company’s stock incentive plans provide for granting restricted stock awards and restricted stock units to employees, officers, and directors. Restricted stock units are awards that entitle the holder to receive shares of CSC’s common stock following a vesting period.

Restricted stock awards and units are restricted from transfer or sale and generally vest annually over a three- to four-year period, but some vest based upon the Company achieving certain financial or other measures. The fair value of restricted stock awards and units is based on the market price of the Company’s stock on the date of grant and is amortized to compensation expense on a straight-line basis over the requisite service period. The total fair value of the restricted stock awards (including awards held by employees of discontinued operations in 2007) that vested during each of the years 2009, 2008, and 2007 was $28 million, $41 million, and $96 million, respectively.

The Company’s restricted stock awards and units activity is summarized below:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Units	Weighted- Average Grant Date Fair Value per Unit
Outstanding at December 31, 2008	5	$19.64	—	$—
Granted	—	$—	2	$17.28
Vested	(2)	$18.97	—	$—
Forfeited	—	$—	—	$—

Outstanding at December 31, 2009	3	$19.95	2	$17.28

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (ESPP), eligible employees can purchase shares of CSC’s common stock using amounts withheld through payroll deductions subject to limitations. Payroll deductions are accumulated during six month offering periods that start each year on February 1st and August 1st. The purchase price for each share of common stock is 85% of the fair market value of the shares on the last trading day of the offering period. At December 31, 2009, the Company had 48 million shares reserved for future issuance under the ESPP.

Other Deferred Compensation Plans

The Company sponsors deferred compensation plans for eligible officers and non-employee directors. The Company’s deferred compensation plan for officers permits participants to defer the receipt of certain cash compensation. The deferred compensation liability was $142 million and $121 million at December 31, 2009 and 2008, respectively. The Company’s deferred compensation plan for non-employee directors permits participants to defer receipt of all or a portion of their directors’ fees and to receive either a grant of stock options, or upon ceasing to serve as a director, the number of shares of CSC’s common stock that would have resulted from investing the deferred fee amount into CSC’s common stock.

Retirement Plan

Upon completing three months of consecutive service, employees of the Company may participate in the Company’s qualified retirement plan, the SchwabPlan® Retirement Savings and Investment Plan. The Company may match certain employee contributions or make additional contributions to this plan at its discretion. The Company’s total contribution expense was $49 million, $53 million, and $52 million in 2009, 2008, and 2007, respectively.

Long-term Incentive Plan

Eligible officers received LTIP units under the Company’s long-term incentive program. These awards were restricted from transfer or sale and vested annually over a three- to four-year performance period. The cash payout of the LTIP units was made following the end of the performance period based upon the Company’s achievement of certain cumulative EPS levels. The last performance period under this incentive program ended on December 31, 2008.

LTIP unit information (including units held by employees of discontinued operations) is as follows:

	2008	2007
LTIP units outstanding at year end	33	72
LTIP unit compensation expense	$19	$88
LTIP liability at year end	$90	$190

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

18.	Taxes on Income

Income tax expense on income from continuing operations is as follows:

Year Ended December 31,	2009	2008	2007
Current:
Federal	$400	$584	$441
State	73	117	117

Total current	473	701	558

Deferred:
Federal	12	79	144
State	4	18	31

Total deferred	16	97	175

Taxes on income	$489	$798	$733

The excess tax benefits from the exercise of stock options and the vesting of restricted stock awards, which for accounting purposes are recorded in additional paid-in capital, were $8 million, $50 million, and $108 million in 2009, 2008, and 2007, respectively.

Income tax expense from discontinued operations was $18 million in 2008 and related to the determination of the final income tax gain on the sale of U.S. Trust. The net income tax expense from discontinued operations was $691 million in 2007, which included $763 million of income tax expense related to income from discontinued operations and the gain on sale of U.S. Trust, offset by a $72 million income tax benefit related to the excess of the tax basis of U.S. Trust stock over book basis.

The temporary differences that created deferred tax assets and liabilities are detailed below:

December 31,		2009	2008
Deferred tax assets:
Employee compensation, severance, and benefits		$91	$97
Facilities lease commitments		69	70
State and local taxes		15	30
Reserves and allowances		36	36
Unrealized loss on securities available for sale – net		144	357
Other		4	6

Total deferred tax assets		359	596

Deferred tax liabilities:
Capitalized internal-use software development costs		(42)	(52)
Depreciation and amortization		(33)	(21)
Deferred cancellation of debt income		(11)	—
Deferred loan costs		(20)	(21)
Other		(4)	—

Total deferred tax liabilities		(110)	(94)

Deferred tax asset – net		$249	$502

The Company determined that no valuation allowance against deferred tax assets at December 31, 2009 and 2008 was necessary.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The effective income tax rate on income from continuing operations before taxes differs from the amount computed by applying the federal statutory income tax rate as follows:

Year Ended December 31,	2009	2008	2007
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.7	4.4	5.3
Other	(0.4)	(0.1)	(0.7)

Effective income tax rate	38.3%	39.3%	39.6%

The effective income tax rate including discontinued operations was 40.2% in 2008 and 37.2% in 2007. The difference between the effective income tax rate on income from continuing operations and the effective income tax rate including discontinued operations was primarily due to the $18 million income tax expense in 2008 and the $72 million income tax benefit in 2007 discussed above.

The Company’s unrecognized tax benefits, which are included in accrued expenses and other liabilities, represent the difference between positions taken on tax return filings and estimated potential tax settlement outcomes. Resolving these uncertain tax matters in the Company’s favor would reduce income tax expense from continuing operations by $7 million, net of federal tax benefit. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
Balance at beginning of year	$12	$7
Additions for tax positions of prior years	4	8
Reductions for tax positions of prior years	(4)	(2)
Reductions due to lapse of statue of limitations	(2)	—
Settlements	—	(1)

Balance at end of year	$10	$12

The Company recognizes interest and penalties related to unrecognized tax benefits in taxes on income. Interest charges for the years ended December 31, 2009, 2008, and 2007 were not material. At December 31, 2009 and 2008, the Company had a liability for estimated interest on the unrecognized tax benefits of $2 million and $3 million, respectively.

CSC and its subsidiaries file income tax returns in the federal jurisdiction, as well as most state and applicable local jurisdictions and are subject to routine examinations by the respective taxing authorities. Federal return audits have been completed through 2005.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

19.	Earnings Per Share

Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Dilutive potential common shares are determined using the treasury stock method, and include outstanding stock options and unvested restricted stock awards and units. EPS under the basic and diluted computations are as follows:

Year Ended December 31,	2009	2008	2007
Net income available to common shareholders (1)	$787	$1,212	$2,407

Weighted-average common shares outstanding — basic	1,156	1,148	1,208
Common stock equivalent shares related to stock incentive plans	4	9	14

Weighted-average common shares outstanding — diluted (2)	1,160	1,157	1,222

Basic EPS:
Income from continuing operations	$.68	$1.07	$.93
(Loss) income from discontinued operations, net of tax	$—	$(.01)	$1.05
Net income	$.68	$1.06	$1.98

Diluted EPS:
Income from continuing operations	$.68	$1.06	$.92
(Loss) income from discontinued operations, net of tax	$—	$(.01)	$1.04
Net income	$.68	$1.05	$1.96

(1)	Net income available to participating securities (unvested restricted shares) was not material for the years ended December 31, 2009, 2008, and 2007.

(2)

Total antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS were 53 million, 33 million, and 39 million shares for the years ended December 31, 2009, 2008, and 2007, respectively.

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

Schwab Bank is subject to regulation and supervision and to various requirements and restrictions under federal and state laws, including regulatory capital guidelines. Among other things, these requirements govern transactions with CSC and its non-depository institution subsidiaries, including loans and other extensions of credit, investments or asset purchases, dividends and investments. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the Federal Deposit Insurance Act, Schwab Bank could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. Schwab Bank is required to maintain a capital level that at least equals minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. At December 31, 2009, CSC and Schwab Bank met the capital level requirements.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The regulatory capital and ratios for Schwab Bank are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$2,724	18.3%	$595	4.0%	$893	6.0%
Total Capital	$2,770	18.6%	$1,191	8.0%	$1,488	10.0%
Tier 1 Leverage	$2,724	6.3%	$1,737	4.0%	$2,171	5.0%
Tangible Equity	$2,724	6.3%	$868	2.0%	N/A

December 31, 2008
Tier 1 Capital	$1,650	15.3%	$432	4.0%	$647	6.0%
Total Capital	$1,671	15.5%	$863	8.0%	$1,079	10.0%
Tier 1 Leverage	$1,650	6.4%	$1,037	4.0%	$1,296	5.0%
Tangible Equity	$1,650	6.4%	$518	2.0%	N/A

N/A Not applicable.

Based on its regulatory capital ratios at December 31, 2009 and 2008, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events since December 31, 2009, that management believes have changed Schwab Bank’s capital category.

The Board of Governors of the Federal Reserve System requires Schwab Bank to maintain reserve balances at the Federal Reserve Bank based on certain deposit levels. Schwab Bank’s average reserve requirement was $628 million in 2009 and $284 million in 2008.

Schwab is subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule). Schwab computes net capital under the alternative method permitted by the Uniform Net Capital Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. At December 31, 2009, 2% of aggregate debits was $192 million, which exceeded the minimum dollar requirement for Schwab of $250,000. At December 31, 2009, Schwab’s net capital was $1.1 billion (11% of aggregate debit balances), which was $868 million in excess of its minimum required net capital and $580 million in excess of 5% of aggregate debit balances. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent company or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

Schwab is also subject to Rule 15c3-3 under the Securities Exchange Act of 1934, which requires Schwab to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of clients. In accordance with Rule 15c3-3, Schwab had portions of its cash and investments segregated for the exclusive benefit of clients at December 31, 2009. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit, whereas cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2009 and 2008 were $18.9 billion and $14.5 billion, respectively. On January 5, 2010, and January 5, 2009, the Company deposited a net amount of $1.0 billion and $216 million, respectively, into its segregated reserve bank accounts.

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The Investor Services segment includes the Company’s retail brokerage and banking operations. The Institutional Services segment provides custodial, trading, and support services to independent investment advisors, as well as retirement plan services, plan administrator services, equity compensation plan services, and mutual fund clearing services. In addition, the Institutional Services segment supports the availability of Schwab proprietary mutual funds and collective trust funds on third-party platforms.

The accounting policies of the segments are the same as those described in note “2 – Summary of Significant Accounting Policies.” Financial information for the Company’s reportable segments is presented in the following table. For the computation of its segment information, the Company utilizes an activity-based costing model to allocate traditional income statement line item expenses (e.g., compensation and benefits, depreciation and amortization, and professional services) to the business activities driving segment expenses (e.g., client service, opening new accounts, or business development) and a funds transfer pricing methodology to allocate certain revenues.

The Company evaluates the performance of its segments on a pre-tax basis, excluding items such as impairment charges on non-financial assets, discontinued operations, extraordinary items, and other significant restructuring charges. Segment assets and liabilities are not disclosed because the balances are not used for evaluating segment performance and deciding how to allocate resources to segments. However, capital expenditures are used in resource allocation and are therefore disclosed. There are no revenues from transactions with other segments within the Company. Capital expenditures are reported gross, and are not net of proceeds from the sale of fixed assets.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Selected financial information for the Company’s reportable segments is presented in the following table:

Year Ended December 31,	2009	2008	2007
Net revenues:
Investor Services	$2,710	$3,385	$3,352
Institutional Services	1,483	1,754	1,627
Unallocated	—	11	15

Total net revenues	$4,193	$5,150	$4,994

Net interest revenue:
Investor Services	$1,024	$1,383	$1,337
Institutional Services	183	281	315
Unallocated	—	1	(5)

Total net interest revenue	$1,207	$1,665	$1,647

Income from continuing operations before taxes on income:
Investor Services	$804	$1,278	$1,237
Institutional Services	554	753	621
Unallocated	(82)	(3)	(5)

Income from continuing operations before taxes on income	1,276	2,028	1,853
Taxes on income	(489)	(798)	(733)
(Loss) income from discontinued operations, net of tax	—	(18)	1,287

Net Income	$787	$1,212	$2,407

Capital expenditures:
Investor Services	$95	$125	$111
Institutional Services	44	70	54
Unallocated	—	1	3

Total capital expenditures	$139	$196	$168

Depreciation and amortization:
Investor Services	$100	$100	$98
Institutional Services	59	52	40
Unallocated	—	—	18

Total depreciation and amortization	$159	$152	$156

Fees received from Schwab’s proprietary mutual funds represented approximately 23%, 24%, and 23% of the Company’s net revenues in 2009, 2008, and 2007, respectively. Except for Schwab’s proprietary mutual funds, which are considered a single client for purposes of this computation, no single client accounted for more than 10% of the Company’s net revenues in 2009, 2008, or 2007. Substantially all of the Company’s revenues and assets are generated or located in the U.S. The percentage of Schwab’s total client accounts located in California was approximately 24% at December 31, 2009, 2008, and 2007.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Net revenues categorized by similar products and services are shown in the following table:

Year Ended December 31,	2009	2008	2007
Mutual fund service fees	$1,503	$1,917	$1,892
Investment management and trust fees	273	340	378
Other asset management and administration fees	99	98	88
Interest revenue	1,428	1,908	2,270
Interest expense	(221)	(243)	(623)
Commissions	884	915	755
Principal transactions	112	165	105
Net impairment losses on securities	(60)	(44)	—
Other	175	94	129

Total net revenues	$4,193	$5,150	$4,994

The carrying amount of goodwill, as allocated to the Company’s reportable segments for purposes of testing goodwill for impairment, is presented in the following table:
December 31,		2009	2008
Investor Services		$416	$416
Institutional Services		112	112

Total goodwill		$528	$528

22.    Discontinued Operations

In July 2007, the Company sold all of the outstanding common stock of U.S. Trust for $3.3 billion in cash. The components of (loss) income from discontinued operations related to U.S. Trust are as follows:

Year Ended December 31,		2008	2007
Net revenues		$—	$446

Income from discontinued operations, before taxes		$—	$116
Gain on sale of U.S. Trust, before taxes		—	1,862
Taxes on income		(18)	(691)

(Loss) income from discontinued operations, net of tax		$(18)	$1,287

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

23.	Subsequent Event

On January 26, 2010, the Company completed the sale of 29,670,300 shares of its common stock, $.01 par value, at a public offering price of $19.00 per share. Net proceeds received from the offering were $543 million and will be used to support the Company’s balance sheet growth, including expansion of its deposit base and potential migration of certain client balances from money market funds into Schwab Bank.

24.	The Charles Schwab Corporation – Parent Company Only Financial Statements

Condensed Statements of Income

Year Ended December 31,	2009	2008	2007
Interest revenue	$8	$27	$68
Interest expense	(66)	(54)	(34)

Net interest revenue	(58)	(27)	34
Other revenues	33	9	13
Other expenses	(15)	7	(20)

(Loss) income before income tax benefit (expense) and equity in earnings of subsidiaries	(40)	(11)	27
Income tax benefit (expense)	16	2	(9)

(Loss) income from continuing operations before equity in earnings of subsidiaries	(24)	(9)	18
Equity in earnings of subsidiaries:
Equity in undistributed earnings of subsidiaries	228	251	548
Dividends from Schwab Bank	—	—	65
Dividends from non-banking subsidiaries	583	988	489

Income from continuing operations	787	1,230	1,120
Equity in undistributed earnings of subsidiaries – discontinued operations	—	—	32
Dividends from discontinued operations	—	—	40
Tax expense from discontinued operations	—	(18)	(657)
Income from discontinued operations	—	—	1,872

Net Income	$787	$1,212	$2,407

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Condensed Balance Sheets

December 31,	2009	2008
Assets
Cash and cash equivalents	$875	$755
Receivables from brokers, dealers, and clearing organizations	11	34
Receivables from subsidiaries	74	81
Other securities owned – at fair value	513	109
Loans to non-banking subsidiaries	220	373
Investment in non-banking subsidiaries	2,319	2,437
Investment in Schwab Bank	2,549	1,096
Equipment, office facilities, and property – net	5	6
Other assets	130	133

Total	$6,696	$5,024

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$177	$178
Payables to subsidiaries	45	19
Long-term debt	1,401	766

Total liabilities	1,623	963

Stockholders’ equity	5,073	4,061

Total	$6,696	$5,024

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Condensed Statements of Cash Flows

Year Ended December 31,	2009	2008	2007
Cash Flows from Operating Activities
Net income	$787	$1,212	$2,407
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) from discontinued operations, net of tax	—	19	(1,215)
Equity in undistributed earnings of subsidiaries	(253)	(251)	(548)
Equity in undistributed earnings of subsidiaries – discontinued operations	—	—	(32)
Excess tax benefits from stock-based compensation	(8)	(50)	(108)
Provision for deferred income taxes	20	48	192
Other	(27)	2	(6)
Net change in:
Receivables from brokers, dealers, and clearing organizations	23	(34)	—
Other securities owned	(404)	(17)	—
Other assets	(16)	(52)	52
Accrued expenses and other liabilities	(1)	(85)	(647)

Net cash provided by operating activities	121	792	95

Cash Flows from Investing Activities
Due from (to) subsidiaries – net	279	(94)	122
Purchase of equipment, office facilities, and property	—	(2)	(5)
(Increase) decrease in investments in subsidiaries	(725)	(330)	14
Cash payments for business combinations and investments, net of cash received	—	—	(116)
Proceeds from sale of subsidiary	—	—	3,237

Net cash (used for) provided by investing activities	(446)	(426)	3,252

Cash Flows from Financing Activities
Issuance of long-term debt	747	—	549
Repayment of long-term debt	(76)	(15)	(38)
Excess tax benefits from stock-based compensation	8	50	108
Dividends paid	(279)	(253)	(1,500)
Purchase of treasury stock	—	(350)	(2,742)
Proceeds from stock options exercised and other	53	131	414
Other financing activities	(8)	(1)	(7)

Net cash provided by (used for) financing activities	445	(438)	(3,216)

Increase (decrease) in Cash and Cash Equivalents	120	(72)	131
Cash and Cash Equivalents at Beginning of Year	755	827	696

Cash and Cash Equivalents at End of Year	$875	$755	$827

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

25.	Quarterly Financial Information (Unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year Ended December 31, 2009:
Net Revenues	$986	$1,011	$1,085	$1,111
Expenses Excluding Interest	$720	$691	$750	$756
Net Income	$164	$200	$205	$218
Weighted Average Common Shares – Diluted	1,163	1,163	1,160	1,156
Basic Earnings Per Share	$.14	$.17	$.18	$.19
Diluted Earnings Per Share	$.14	$.17	$.18	$.19
Dividends Declared Per Common Share	$.06	$.06	$.06	$.06
Range of Common Stock Price Per Share:
High	$19.49	$19.45	$18.92	$16.63
Low	$16.94	$16.47	$15.31	$11.34
Range of Price/Earnings Ratio (1):
High	29	24	21	17
Low	25	20	17	12

Year Ended December 31, 2008:
Net Revenues	$1,284	$1,251	$1,308	$1,307
Expenses Excluding Interest	$777	$752	$794	$799
Net Income	$308	$304	$295	$305
Weighted Average Common Shares – Diluted	1,158	1,158	1,154	1,159
Basic Earnings Per Share (2)	$.27	$.26	$.26	$.27
Diluted Earnings Per Share (2)	$.27	$.26	$.26	$.26
Dividends Declared Per Common Share	$.06	$.06	$.05	$.05
Range of Common Stock Price Per Share:
High	$24.37	$26.00	$22.78	$24.78
Low	$14.59	$18.78	$18.31	$18.04
Range of Price/Earnings Ratio (1):
High	23	25	11	12
Low	14	18	9	9

(1)	Price/earnings ratio is computed by dividing the high and low market prices by diluted earnings per share for the preceding 12-month period ending on the last day of the quarter presented.
(2)	In the second quarter of 2008, both basic and diluted earnings per share include loss from discontinued operations.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Charles Schwab Corporation:

We have audited the accompanying consolidated balance sheets of The Charles Schwab Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule of the Company on page F-2. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California

February 24, 2010

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

As of December 31, 2009, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

The Company’s internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the previous page.

THE CHARLES SCHWAB CORPORATION

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in “Item 8 – Financial Statements and Supplementary Data.”

Item 9B.	Other Information

On February 22, 2010, CSC announced that it is transferring the listing of its common stock to the New York Stock Exchange (NYSE). CSC expects its common stock to begin trading on the NYSE on March 5, 2010, using its current symbol.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information relating to directors of CSC required to be furnished pursuant to this item is incorporated by reference from portions of the Company’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2010 (the Proxy Statement) under “The Board of Directors – Members of the Board of Directors,” “The Board of Directors – Corporate Governance Information,” “The Board of Directors – Director Nominations,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company’s Code of Conduct and Business Ethics, applicable to directors and all employees, including senior financial officers, is available on the Company’s website at http://www.aboutschwab.com/governance. If the Company makes any amendments to or grants any waivers from its Code of Conduct and Business Ethics which are required to be disclosed pursuant to the Securities Exchange Act of 1934, the Company will make such disclosures on this website.

THE CHARLES SCHWAB CORPORATION

Executive Officers of the Registrant

The following table provides certain information about each of the Company’s current executive officers.

Executive Officers of the Registrant

Name	Age	Title

Charles R. Schwab	72	Chairman of the Board

Walter W. Bettinger II	49	President and Chief Executive Officer

Jay L. Allen	53	Executive Vice President – Human Resources and Employee Services

Benjamin L. Brigeman	47	Executive Vice President – Investor Services

Carrie E. Dwyer	59	Executive Vice President, General Counsel and Corporate Secretary

Joseph R. Martinetto	47	Executive Vice President and Chief Financial Officer

James D. McCool	51	Executive Vice President – Institutional Services

Rebecca Saeger	54	Executive Vice President and Chief Marketing Officer

Mr. Schwab has been Chairman of the Board and a director of CSC since its incorporation in 1986. He also served as Chief Executive Officer of CSC from 1986 to 1997, and as Co-Chief Executive Officer from 1998 until 2003. He was re-appointed Chief Executive Officer in 2004 and served in that role until October 2008. Mr. Schwab is Chairman of Charles Schwab & Co., Inc., and Charles Schwab Bank, and trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust, Schwab Annuity Portfolios, Laudus Trust, and Laudus Institutional Trust, all registered investment companies.

Mr. Bettinger has been President and Chief Executive Officer of CSC and Schwab since 2008. He also serves on the Board of Directors of CSC, Charles Schwab & Co., Inc. and Charles Schwab Bank, and as a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust, Schwab Annuity Portfolios, Laudus Trust, Laudus Institutional Trust, and Schwab Strategic Trust, all registered investment companies. Prior to assuming his current role, Mr. Bettinger served as President and Chief Operating Officer of CSC from 2007 until 2008 and as Executive Vice President and President – Schwab Investor Services of CSC and Schwab from 2005 to 2007. He served as Executive Vice President and Chief Operating Officer – Individual Investor Enterprise of CSC and Schwab from 2004 until 2005, and Executive Vice President – Corporate Services of Schwab from 2002 until 2004. Mr. Bettinger joined Schwab in 1995.

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

Mr. McCool has been Executive Vice President – Institutional Services of CSC and Schwab since 2008. Mr. McCool served as Executive Vice President – Schwab Corporate and Retirement Services of CSC from 2007 until 2008 and of Schwab from 2006 until 2008. Mr. McCool served as Senior Vice President – Corporate Services of Schwab from 2004 until 2006. Mr. McCool also served as President and Chief Executive Officer of The Charles Schwab Trust Company (CSTC) from 2005 until 2007. Mr. McCool served as Senior Vice President – Plan Administrative Services of CSTC from 2004 until 2005, Chief Operating Officer of CSTC from 2003 until 2004, and Vice President – Development and Business Technology of CSTC from 2002 until 2003. Mr. McCool joined Schwab in 1995.

Ms. Saeger has been Executive Vice President and Chief Marketing Officer of CSC and Schwab since 2006. She served as Executive Vice President – Brand Management and Marketing Communications of CSC and Schwab from 2004 until 2006. Ms. Saeger joined Schwab in 2004.

Item 11.	Executive Compensation

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under “Compensation Information – Compensation Discussion and Analysis,” “Compensation Information – Executive Compensation Tables – 2009 Summary Compensation Table,” “Compensation Information – Executive Compensation Tables – 2009 Grants of Plan-Based Awards Table,” “Compensation Information – Executive Compensation Tables – Narrative to Summary Compensation and Grants of Plan-Based Awards Tables,” “Compensation Information – Executive Compensation Tables – 2009 Termination and Change in Control Benefits Table,” “Compensation Information – Executive Compensation Tables – Outstanding Equity Awards as of December 31, 2009,” “Compensation Information – Executive Compensation Tables – 2009 Option Exercises and Stock Vested Table,” “Compensation Information – Executive Compensation Tables – 2009 Nonqualified Deferred Compensation Table,” “Compensation Information – Director Compensation,” and “The Board of Directors – Compensation Committee Interlocks and Insider Participation.” In addition, the information from a portion of the Proxy Statement under “Compensation Information – Compensation Committee Report,” is incorporated by reference from the Proxy Statement and furnished on this Form 10-K, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

The information required to be furnished pursuant to this item is incorporated by reference from a portion of the Proxy Statement under “The Board of Directors – Auditor Fees.”

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

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders’ Equity

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedule

The financial statement schedule required to be furnished pursuant to this item is listed in the accompanying index appearing on page F-1.

(b)	Exhibits

The exhibits listed below are filed as part of this annual report on Form 10-K.

Exhibit Number	Exhibit

3.11	Fifth Restated Certificate of Incorporation, effective May 7, 2001, of the Registrant, filed as Exhibit 3.11 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.

3.13	Fourth Restated Bylaws, as amended on December 12, 2007, of the Registrant, filed as Exhibit 3.13 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

3.14	Fourth Restated Bylaws, as amended on January 27, 2010 (supersedes Exhibit 3.13), of the Registrant, filed as Exhibit 3.1 to the Registrant’s Form 8-K dated January 27, 2010, and incorporated herein by reference.

4.2	Neither the Registrant nor its subsidiaries are parties to any instrument with respect to long-term debt for which securities authorized thereunder exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be provided to the SEC upon request.

10.4	Form of Release Agreement dated as of March 31, 1987 among BAC, Registrant, Schwab Holdings, Inc., Charles Schwab & Co., Inc. and former shareholders of Schwab Holdings, Inc.	(1)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.57	Registration Rights and Stock Restriction Agreement, dated as of March 31, 1987, between the Registrant and the holders of the Common Stock, filed as Exhibit 4.23 to Registrant’s Registration Statement No. 33-16192 on Form S-1 and incorporated herein by reference.

10.72	Restatement of Assignment and License, as amended January 25, 1988, among Charles Schwab & Co., Inc., Charles R. Schwab and the Registrant.

10.271	The Charles Schwab Corporation Directors’ Deferred Compensation Plan, as amended through December 8, 2004.	(4)

10.272	The Charles Schwab Corporation Deferred Compensation Plan, as amended through December 8, 2004.	(4)

10.288	Stock Purchase Agreement by and between the Registrant and Bank of America Corporation, dated as of November 19, 2006 and incorporated herein by reference.

10.289	Form of Notice and Restricted Stock Agreement for Walter W. Bettinger under The Charles Schwab Corporation 2004 Stock Incentive Plan dated February 20, 2007, filed as Exhibit 10.289 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.	(4)

10.290	Summary of Non-Employee Director Compensation, filed as Exhibit 10.290 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.	(4)

10.294	Form of Notice and Restricted Stock Agreement for Joseph R. Martinetto under The Charles Schwab Corporation 2004 Stock Incentive Plan dated May 18, 2007, filed as Exhibit 10.294 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.	(4)

10.295	Form of Notice and Nonqualified Stock Option Agreement for Joseph R. Martinetto under The Charles Schwab Corporation 2004 Stock Incentive Plan dated May 18, 2007, filed as Exhibit 10.295 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.	(4)

10.296	Stock Purchase Agreement dated July 2, 2007 by and among Charles R. Schwab, Helen O. Schwab, The Charles & Helen Schwab Living Trust, HOS Family Partners, LLC, 188 Partners, LP, and the Charles & Helen Schwab Foundation, and The Charles Schwab Corporation, filed as Exhibit 10.296 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.	(4)

10.298	Directed Employee Benefit Trust Agreement under the SchwabPlan Retirement Savings and Investment Plan dated August 17, 2007, filed as Exhibit 10.298 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.	(4)

10.300	The Charles Schwab Corporation Employee Stock Incentive Plan, as amended and restated as of December 12, 2007, filed as Exhibit 10.300 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(4)

10.301	The Charles Schwab Corporation 1992 Stock Incentive Plan, as amended and restated as of December 12, 2007, filed as Exhibit 10.301 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(4)

10.302	The Charles Schwab Corporation 2001 Stock Incentive Plan, as amended and restated as of December 12, 2007, filed as Exhibit 10.302 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(4)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.306	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.306 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(4)

10.307	Form of Notice and Restricted Stock Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.307 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(4)

10.309	Form of Notice and Premium-Priced Stock Option Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.309 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(4)

10.310	The Charles Schwab Corporation 2004 Stock Incentive Plan, as amended and restated as of December 12, 2007, filed as Exhibit 10.310 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(4)

10.311	Form of Notice and Restricted Stock Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.311 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(4)

10.312	Form of Notice and Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.312 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(4)

10.314	Employment Agreement dated as of March 13, 2008 between the Registrant and Charles R. Schwab, filed as Exhibit 10.314 to the Registrant’s Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.	(4)

10.315	Credit Agreement (364-Day Commitment) dated as of June 13, 2008 between the Registrant and the financial institutions listed therein, filed as Exhibit 10.315 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

10.316	Form of Notice and Restricted Stock Agreement for Walter W. Bettinger under the Charles Schwab Corporation 2004 Stock Incentive Plan dated October 1, 2008, filed as Exhibit 10.316 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.	(4)

10.317	Form of Notice and Nonqualified Stock Option Agreement for Walter W. Bettinger under The Charles Schwab Corporation 2004 Stock Incentive Plan dated October 1, 2008, filed as Exhibit 10.317 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.	(4)

10.318	Form of Notice and Performance-Based Restricted Stock Agreement under the Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.318 to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.	(4)

10.319	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under the Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.319 to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.	(4)

10.320	The Charles Schwab Corporation Corporate Executive Bonus Plan, as amended and restated as of October 23, 2008, filed as Exhibit 10.320 to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.	(4)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.321	The Charles Schwab Corporation Long Term Incentive Plan, as amended and restated as of October 23, 2008, filed as Exhibit 10.321 to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.	(4)

10.322	The Charles Schwab Corporation Deferred Compensation Plan II, as amended and restated as of October 23, 2008, filed as Exhibit 10.322 to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.	(4)

10.323	The Charles Schwab Corporation Directors’ Deferred Compensation Plan II, as amended and restated as of October 23, 2008, filed as Exhibit 10.323 to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.	(4)

10.324	The Charles Schwab Severance Pay Plan, as amended and restated effective January 1, 2009, filed as Exhibit 10.324 to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.	(4)

10.325	The Charles Schwab Severance Pay Plan, as amended and restated effective April 1, 2009 (supersedes Exhibit 10.324), filed as Exhibit 10.325 to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.	(4)

10.326	Credit Agreement (364-Day Commitment) dated as of June 12, 2009, between the Registrant and the financial institutions listed therein (supersedes Exhibit 10.315), files as Exhibit 10.326 to the Registrant’s Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.

10.327	The Charles Schwab Corporation 2004 Stock Incentive Plan, as amended and restated as of December 10, 2009 (supersedes Exhibit 10.310).	(4)

10.328	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan.	(4)

10.329	Form of Notice and Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan.	(4)

10.330	Form of Notice and Restricted Stock Unit Agreement under the Charles Schwab Corporation 2004 Stock Incentive Plan.	(4)

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

101.INS	XBRL Instance Document	(2, 5)

101.SCH	XBRL Taxonomy Extension Schema	(2, 5)

101.CAL	XBRL Taxonomy Extension Calculation	(2, 5)

101.DEF	XBRL Extension Definition	(2, 5)

101.LAB	XBRL Taxonomy Extension Label	(2, 5)

101.PRE	XBRL Taxonomy Extension Presentation	(2, 5)

(1)	Incorporated by reference to the identically-numbered exhibit to Registrant’s Registration Statement No. 33-16192 on Form S-1, as amended and declared effective on September 22, 1987.
(2)	Furnished as an exhibit to this annual report on Form 10-K.
(3)	Confidential treatment has been granted for portions of this exhibit.
(4)	Management contract or compensatory plan.
(5)	Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2009, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

THE CHARLES SCHWAB CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2010.

THE CHARLES SCHWAB CORPORATION
(Registrant)

BY:	/s/ Walter W. Bettinger II
Walter W. Bettinger II
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 24, 2010.

Signature / Title	Signature / Title

/s/ Walter W. Bettinger II	/s/ Joseph R. Martinetto
Walter W. Bettinger II, President and Chief Executive Officer	Joseph R. Martinetto, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ Charles R. Schwab	/s/ William F. Aldinger III
Charles R. Schwab, Chairman of the Board	William F. Aldinger III, Director

/s/ Nancy H. Bechtle	/s/ C. Preston Butcher
Nancy H. Bechtle, Director	C. Preston Butcher, Director

/s/ Frank C. Herringer	/s/ Stephen T. McLin
Frank C. Herringer, Director	Stephen T. McLin, Director

/s/ Arun Sarin	/s/ Paula A. Sneed
Arun Sarin, Director	Paula A. Sneed, Director

/s/ Roger O. Walther	/s/ Robert N. Wilson
Roger O. Walther, Director	Robert N. Wilson, Director

THE CHARLES SCHWAB CORPORATION

Index to Financial Statement Schedule

Page
Schedule II - Valuation and Qualifying Accounts	F-2

Supplemental Financial Data for Charles Schwab Bank (Unaudited)	F-3 – F-8

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the Company’s consolidated financial statements and notes in “Item 8 – Financial Statements and Supplementary Data.”

THE CHARLES SCHWAB CORPORATION

SCHEDULE II

Valuation and Qualifying Accounts

(In millions)

	Balance at	Additions			Balance at
Description	Beginning of Year	Charged to Expense	Other(1)	Written off	End of Year
For the year ended December 31, 2009:
Allowance for doubtful accounts of brokerage clients (2)	$4	$3	$2	$(7)	$2

For the year ended December 31, 2008:
Allowance for doubtful accounts of brokerage clients (2)	$1	$13	$1	$(11)	$4

For the year ended December 31, 2007:
Allowance for doubtful accounts of brokerage clients (2)	$2	$6	$1	$(8)	$1

(1)	Represents collections of previously written-off accounts.

(2)

Excludes banking-related valuation and qualifying accounts. See “Item 8-Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 6. Loans to Banking Clients and Related Allowance for Credit Losses.”

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

The following supplemental financial data is consistent with the Securities Exchange Act of 1934, Industry Guide 3 – Statistical Disclosure by Bank Holding Companies. The accompanying unaudited financial information represents Charles Schwab Bank (Schwab Bank), which is a subsidiary of The Charles Schwab Corporation (CSC). CSC is a savings and loan holding company and Schwab Bank is a federal savings bank.

1.	Three-year Net Interest Revenue and Average Balances

For the Year Ended December 31,	2009			2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Cash and cash equivalents (1)	$6,352	$26	0.40%	$3,947	$95	2.44%	$2,523	$133	5.28%
Securities available for sale (2)	18,558	521	2.81%	11,772	517	4.39%	7,335	399	5.44%
Securities held to maturity	1,915	74	3.86%	22	1	5.86%	—	—	—
Loans to banking clients (3)	6,668	241	3.61%	4,829	227	4.70%	2,786	169	6.07%
Loans held for sale	110	5	4.55%	66	4	6.06%	37	2	5.41%
Other interest-earning assets	30	—	0.49%	29	2	5.54%	41	3	5.98%

Total interest-earning assets	33,633	867	2.58%	20,665	846	4.10%	12,722	706	5.55%

Net unrealized loss on securities available for sale	(614)			(323)			(23)
Non-interest-earning assets	331			211			132

Total Assets	$33,350			$20,553			$12,831

Liabilities and Stockholder’s Equity:
Interest-bearing banking deposits	$31,249	107	0.34%	$19,203	104	0.54%	$12,046	238	1.98%

Total sources on which interest is paid	31,249	107	0.34%	19,203	104	0.54%	12,046	238	1.98%

Non-interest-bearing liabilities	513			456			111
Stockholder’s equity	1,588			894			674

Total Liabilities and Stockholder’s Equity	$33,350			$20,553			$12,831

Net interest revenue		760			742			468
Provision for credit loss		(38)			(17)			(3)

		$722			$725			$465

Net yield on interest-earning assets			2.26%			3.59%			3.68%

(1)	Includes deposits with banks, short-term investments, and federal funds sold.

(2)	Amounts have been calculated based on amortized cost.

(3)	Includes average principal balances of non-accrual loans.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

2.	Analysis of Change in Net Interest Revenue

An analysis of the year-to-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	2009 Compared to 2008 Increase (Decrease) Due to Change in:			2008 Compared to 2007 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest-earning assets:
Cash and cash equivalents (1)	$59	$(128)	$(69)	$77	$(115)	$(38)
Securities available for sale (2)	298	(294)	4	241	(123)	118
Securities held to maturity	111	(38)	73	—	1	1
Loans to banking clients (3)	86	(72)	14	124	(66)	58
Loans held for sale	3	(2)	1	2	—	2
Other interest-earning assets	—	(2)	(2)	(1)	—	(1)

Total interest-earning assets	$557	$(536)	$21	$443	$(303)	$140

Interest-bearing sources of funds:
Interest-bearing banking deposits	$65	$(62)	$3	$141	$(275)	$(134)

Total sources on which interest is paid	$65	$(62)	$3	$141	$(275)	$(134)

Change in net interest revenue	$492	$(474)	$18	$302	$(28)	$274

Provision for credit loss			(21)			(14)

			$(3)			$260

Changes that are not due solely to volume or rate have been allocated to rate.

(1)	Includes deposits with banks, short-term investments, and federal funds sold.

(2)	Amounts have been calculated based on amortized cost.

(3)	Includes average principal balances of non-accrual loans.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

3.	Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$11,601	$199	$21	$11,779
Non-agency residential mortgage-backed securities	2,460	—	519	1,941
U.S. agency notes	2,975	4	1	2,978
Corporate debt securities	2,368	13	1	2,380
Certificates of deposit	1,950	3	—	1,953
Asset-backed securities	1,077	12	—	1,089

Total securities available for sale	$22,431	$231	$542	$22,120

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$5,105	$36	$27	$5,114
Asset-backed securities	1,389	25	—	1,414
Corporate debt securities	345	7	—	352

Total securities held to maturity	$6,839	$68	$27	$6,880

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$8,203	$108	$82	$8,229
Non-agency residential mortgage-backed securities	3,085	—	862	2,223
U.S. agency notes	515	2	—	517
Corporate debt securities	1,762	2	31	1,733
Certificates of deposit	925	—	3	922
Asset-backed securities	866	—	44	822

Total securities available for sale	$15,356	$112	$1,022	$14,446

Securities held to maturity:
Asset-backed securities	$243	$1	$—	$244

Total securities held to maturity	$243	$1	$—	$244

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$2,889	$25	$6	$2,908
Non-agency residential mortgage-backed securities	3,503	4	33	3,474
U.S. agency notes	15	—	—	15
Corporate debt securities	804	1	21	784
Certificates of deposit	345	—	—	345

Total securities available for sale	$7,556	$30	$60	$7,526

There were no securities classified as held to maturity at December 31, 2007.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

The maturities and related weighted-average yields of securities available for sale and securities held to maturity at December 31, 2009, are as follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Securities available for sale:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$173	$11,606	$11,779
Non-agency residential mortgage-backed securities (1)	—	—	32	1,909	1,941
U.S. agency notes	325	2,653	—	—	2,978
Corporate debt securities	1,366	1,014	—	—	2,380
Certificates of deposit	1,853	100	—	—	1,953
Asset-backed securities	—	940	149	—	1,089

Total fair value	$3,544	$4,707	$354	$13,515	$22,120
Total amortized cost	$3,534	$4,692	$345	$13,860	$22,431

Weighted-average yield (2)	0.89%	1.14%	3.24%	2.93%	2.24%

Securities held to maturity:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$—	$5,114	$5,114
Asset-backed securities	—	1,259	155	—	1,414
Corporate debt securities	33	319	—	—	352

Total fair value	$33	$1,578	$155	$5,114	$6,880
Total amortized cost	$32	$1,548	$154	$5,105	$6,839

Weighted-average yield (2)	4.19%	3.14%	2.09%	1.82%	2.14%

(1)

Residential mortgage-backed securities have been allocated over maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because a certain portion of loans underlying these securities require scheduled principal payments and borrowers have the right to prepay obligations.

(2)	The weighted-average yield is computed using the amortized cost at December 31, 2009.

4.	Loans to Banking Clients and Related Allowance for Credit Losses

The composition of the loan portfolio is as follows:

December 31,	2009	2008	2007	2006	2005
Residential real estate mortgages	$3,710	$3,195	$2,101	$1,127	$1,193
Home equity lines of credit	3,304	2,662	1,234	1,192	746
Secured personal loans	366	187	102	9	—
Other	11	18	13	10	10

Total loans to banking clients	$7,391	$6,062	$3,450	$2,338	$1,949

An analysis of nonperforming assets is as follows:

December 31,	2009	2008	2007	2006	2005
Non-accrual loans	$34	$8	$4	$1	$1
Average non-accrual loans	$17	$6	$1	$—	$—

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

Changes in the allowance for credit losses were as follows:

December 31,	2009	2008	2007	2006	2005
Balance at beginning of year	$20	$7	$4	$3	$2
Charge-offs	(13)	(4)	—	—	—
Recoveries	—	—	—	—	—
Provision for credit losses	38	17	3	1	1

Balance at end of year	$45	$20	$7	$4	$3

The maturities of the loan portfolio at December 31, 2009, are as follows:
	Within 1 year	After 1 year through 5 years	After 5 years	Total
Residential real estate mortgages (1)	$—	$—	$3,710	$3,710
Home equity lines of credit	—	498	2,806	3,304
Secured personal loans	—	366	—	366
Other	5	1	5	11

Total	$5	$865	$6,521	$7,391

(1)	Maturities are based upon the contractual terms of the loans.

The interest sensitivity of loans with contractual maturities in excess of one year at December 31, 2009, is as follows:

After 1 year
Loans with predetermined interest rates	$976
Loans with floating or adjustable interest rates	6,410

Total	$7,386

5.	Summary of Credit Loss on Banking Loans Experience

December 31,	2009	2008	2007	2006	2005
Average loans	$6,668	$4,831	$2,786	$2,162	$1,163
Allowance to year end loans	.61%	.33%	.20%	.17%	.17%
Allowance to nonperforming loans	132%	235%	173%	N/M	N/M
Nonperforming assets to average loans and real estate owned	.51%	.18%	.14%	.03%	.04%

N/M Not meaningful.

6.	Deposits from Banking Clients

	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
Analysis of average daily deposits:
Certificates of deposit of $100,000 or more	$—	—	$—	—	$—	—
Money market and other savings deposits	31,250	0.34%	19,203	0.54%	12,047	1.98%

Total deposits	$31,250		$19,203		$12,047

There were no certificates of deposit of $100,000 or more at December 31, 2009.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank, N.A. (Unaudited)

(Dollars in Millions)

7.	Ratios

December 31,	2009	2008	2007
Return on average stockholder’s equity	21.95%	40.36%	34.31%
Return on average total assets	1.05%	1.76%	1.83%
Average stockholder’s equity as a percentage of average total assets	4.76%	4.35%	5.33%