Form 10-Q
period 2010-03-31
SCHWAB CHARLES CORP
filed 2010-05-07
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Commission File Number: 1-9700

THE CHARLES SCHWAB CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3025021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 Main Street, San Francisco, CA 94105

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (415) 667-7000

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

1,193,508,302 shares of $.01 par value Common Stock

Outstanding on April 23, 2010

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2010

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net Revenues
Asset management and administration fees	$420	$502

Interest revenue	391	346
Interest expense	(65)	(40)

Net interest revenue	326	306

Trading revenue	209	259
Other	31	58
Net impairment losses on securities (1)	(8)	(14)

Total net revenues	978	1,111

Expenses Excluding Interest
Compensation and benefits	402	425
Professional services	80	60
Occupancy and equipment	68	81
Advertising and market development	62	58
Communications	52	53
Depreciation and amortization	37	42
Class action litigation reserve	196	—
Other	68	37

Total expenses excluding interest	965	756

Income before taxes on income	13	355
Taxes on income	(7)	(137)

Net Income	$6	$218

Weighted-Average Common Shares Outstanding — Diluted	1,188	1,156

Earnings Per Share — Basic	$—	$.19
Earnings Per Share — Diluted	$—	$.19

(1)

Net impairment losses on securities includes total other-than-temporary impairment losses of $28 and $150, net of $20 and $136 recognized in other comprehensive income, for the three months ended March 31, 2010 and 2009, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Cash and cash equivalents	$6,294	$8,241
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $9,789 at March 31, 2010 and $8,346 at December 31, 2009)	19,506	18,373
Receivables from brokers, dealers, and clearing organizations	890	560
Receivables from brokerage clients — net	9,017	8,627
Other securities owned — at fair value	516	916
Securities available for sale	23,429	22,120
Securities held to maturity (fair value — $8,852 at March 31, 2010 and $6,880 at December 31, 2009)	8,763	6,839
Loans to banking clients — net	7,601	7,348
Loans held for sale	65	104
Equipment, office facilities, and property — net	628	641
Goodwill	528	528
Other assets	1,100	1,134

Total assets	$78,337	$75,431

Liabilities and Stockholders’ Equity
Deposits from banking clients	$42,055	$38,820
Payables to brokers, dealers, and clearing organizations	1,531	2,373
Payables to brokerage clients	26,435	26,246
Accrued expenses and other liabilities	1,336	1,407
Long-term debt	1,309	1,512

Total liabilities	72,666	70,358

Stockholders’ equity:
Preferred stock — 9,940,000 shares authorized; $.01 par value per share; none issued	—	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,421,761,844 shares issued at March 31, 2010 and 1,392,091,544 shares issued at December 31, 2009	14	14
Additional paid-in capital	2,866	2,298
Retained earnings	7,177	7,243
Treasury stock, at cost — 228,591,078 shares at March 31, 2010 and 229,983,936 shares at December 31, 2009	(4,275)	(4,291)
Accumulated other comprehensive loss	(111)	(191)

Total stockholders’ equity	5,671	5,073

Total liabilities and stockholders’ equity	$78,337	$75,431

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net income	$6	$218
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Net impairment losses on securities	8	14
Stock-based compensation	21	18
Depreciation and amortization	37	42
Excess tax benefits from stock-based compensation	(2)	(1)
Other	4	(25)
Originations of loans held for sale	(504)	(994)
Proceeds from sales of loans held for sale	545	832
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	(1,133)	(1,234)
Receivables from brokers, dealers, and clearing organizations	(322)	(39)
Receivables from brokerage clients	(390)	782
Other securities owned	400	200
Other assets	(5)	34
Payables to brokers, dealers, and clearing organizations	171	109
Payables to brokerage clients	460	370
Accrued expenses and other liabilities	115	(167)

Net cash (used for) provided by operating activities	(589)	159

Cash Flows from Investing Activities
Purchases of securities available for sale	(4,622)	(2,147)
Principal payments on securities available for sale	3,431	1,176
Purchases of securities held to maturity	(3,178)	(484)
Principal payments on securities held to maturity	238	4
Net increase in loans to banking clients	(275)	(283)
Purchase of equipment, office facilities, and property	(29)	(32)
Other investing activities	—	(1)

Net cash used for investing activities	(4,435)	(1,767)

Cash Flows from Financing Activities
Net change in deposits from banking clients	2,793	2,796
Repayment of long-term debt	(201)	(39)
Excess tax benefits from stock-based compensation	2	1
Net proceeds from common stock offering	543	—
Dividends paid	(72)	(69)
Proceeds from stock options exercised and other	12	12

Net cash provided by financing activities	3,077	2,701

(Decrease) increase in Cash and Cash Equivalents	(1,947)	1,093
Cash and Cash Equivalents at Beginning of Period	8,241	5,442

Cash and Cash Equivalents at End of Period	$6,294	$6,535

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$42	$29
Income taxes	$70	$55
Non-cash investing activity:
Securities purchased during the period but settled after period end	$254	$—

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

The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). All material intercompany balances and transactions have been eliminated. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP), which require management to make certain estimates and assumptions that affect the reported amounts in the accompanying financial statements. Certain estimates include other-than-temporary impairment of securities available for sale and securities held to maturity, the valuation of goodwill, the allowance for credit losses, and legal reserves. Actual results could differ from those estimates. These condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature. Certain prior-year amounts have been reclassified to conform to the 2010 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period.

2.	New Accounting Standards

Adoption of New Accounting Standards

Transfers of Financial Assets: On January 1, 2010, the Company adopted new guidance on accounting for transfers of financial assets for transfers occurring after January 1, 2010. This new guidance removes the concept of a qualifying special-purpose entity and amends the requirements for a transfer of a portion of a financial asset to be accounted for as a sale and related disclosures. This new standard applies to transfers of financial assets after January 1, 2010.

Consolidation of Variable Interest Entities: On January 1, 2010, the Company adopted new guidance on consolidation of variable interest entities (VIEs). This new guidance amends the consolidation guidance applicable to VIEs, including changing the approach to determining a VIE’s primary beneficiary (the reporting entity that must consolidate the VIE) and the frequency of reassessment. The adoption of this new guidance did not have a material impact on the Company’s financial position, results of operations, earnings per share (EPS), or cash flows.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

3.	Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$12,891	$219	$6	$13,104
Non-agency residential mortgage-backed securities	2,291	1	424	1,868
U.S. agency notes	2,990	4	—	2,994
Corporate debt securities	2,324	9	—	2,333
Certificates of deposit	1,910	2	—	1,912
Asset-backed securities	1,104	14	—	1,118
Commercial paper	100	—	—	100

Total securities available for sale	$23,610	$249	$430	$23,429

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$7,109	$77	$20	$7,166
Asset-backed securities	1,321	24	—	1,345
Corporate debt securities	333	8	—	341

Total securities held to maturity	$8,763	$109	$20	$8,852

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$11,601	$199	$21	$11,779
Non-agency residential mortgage-backed securities	2,460	—	519	1,941
U.S. agency notes	2,975	4	1	2,978
Corporate debt securities	2,368	13	1	2,380
Certificates of deposit	1,950	3	—	1,953
Asset-backed securities	1,077	12	—	1,089

Total securities available for sale	$22,431	$231	$542	$22,120

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$5,105	$36	$27	$5,114
Asset-backed securities	1,389	25	—	1,414
Corporate debt securities	345	7	—	352

Total securities held to maturity	$6,839	$68	$27	$6,880

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
March 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency residential mortgage-backed securities	$2,225	$4	$491	$2	$2,716	$6
Non-agency residential mortgage-backed securities	67	4	1,707	420	1,774	424

Total	$2,292	$8	$2,198	$422	$4,490	$430

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$3,187	$20	$—	$—	$3,187	$20

Total	$3,187	$20	$—	$—	$3,187	$20

Total securities with unrealized losses (1)	$5,479	$28	$2,198	$422	$7,677	$450

(1) The number of investment positions with unrealized losses totaled 258 for securities available for sale and 51 for securities held to maturity.

	Less than 12 months		12 months or longer		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency residential mortgage-backed securities	$3,801	$11	$1,994	$10	$5,795	$21
Non-agency residential mortgage-backed securities	171	10	1,770	509	1,941	519
U.S. agency notes	864	1	—	—	864	1
Corporate debt securities	374	1	—	—	374	1

Total	$5,210	$23	$3,764	$519	$8,974	$542

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$1,885	$27	$—	$—	$1,885	$27

Total	$1,885	$27	$—	$—	$1,885	$27

Total securities with unrealized losses (1)	$7,095	$50	$3,764	$519	$10,859	$569

(1)	The number of investment positions with unrealized losses totaled 333 for securities available for sale and 30 for securities held to maturity.

Unrealized losses in securities available for sale were $430 million as of March 31, 2010, and were concentrated in non-agency residential mortgage-backed securities. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined as loans to borrowers with a Fair Isaac & Company credit score of 620 or higher at origination), and “Alt-A” (defined as Prime loans with reduced documentation at origination). At March 31, 2010, the amortized cost and fair value of Alt-A residential mortgage-backed securities were $596 million and $383 million, respectively.

Assessment of Other-Than-Temporary Impairment

Management evaluates whether securities available for sale and securities held to maturity are other-than-temporarily impaired (OTTI) on a quarterly basis. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security or if it is more likely than not that the Company will be required to sell such security prior to any anticipated recovery. If management determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and then-current fair value.

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

Certain Alt-A and Prime residential mortgage-backed securities experienced deteriorating credit characteristics in the first quarter of 2010, including increased payment delinquencies and decreased prepayments due to the slowing of general economic activity and increased unemployment over the life of the securities. Losses on foreclosures of underlying mortgages increased as a result of housing price declines. Forecasted home price fluctuations are an important variable in forecasting the expected loss severity and default rates. Based on the Company’s cash flow projections, management determined that it does not expect to recover all of the amortized cost of these securities and therefore determined that these securities were OTTI. The Company does not intend to sell the securities available for sale and it will not be required to sell these securities before anticipated recovery. The Company employs a buy and hold strategy relative to its mortgage-related securities. Further, the Company has an adequate liquidity position at March 31, 2010, with cash and cash equivalents totaling $6.3 billion, a loan-to-deposit ratio of 18%, adequate access to short-term borrowing facilities and regulatory capital ratios in excess of “well capitalized” levels. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities, the Company recognized an impairment charge equal to the securities’ expected credit losses of $8 million in the first quarter of 2010. The expected credit losses were measured as the difference between the present value of expected cash flows and the amortized cost of the securities. Impairment charges recognized in earnings are included in net impairment losses on securities.

Actual credit losses on the Company’s residential mortgage-backed securities were not material during the first quarter of 2010. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional impairment charges.

The following table is a rollforward of the amount of credit losses recognized in earnings for OTTI securities held by the Company during the period for which a portion of the impairment was recognized in other comprehensive income:

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$60	$—
Credit losses recognized into current period earnings on debt securities for which an other-than-temporary impairment was not previously recognized	3	14
Credit losses recognized into current period earnings on debt securities for which an other-than-temporary impairment was previously recognized	5	—

Balance at end of period	$68	$14

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The maturities of securities available for sale and securities held to maturity at March 31, 2010, are as follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Securities available for sale:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$156	$12,948	$13,104
Non-agency residential mortgage-backed securities (1)	—	—	29	1,839	1,868
U.S. agency notes	50	2,944	—	—	2,994
Corporate debt securities	1,376	957	—	—	2,333
Certificates of deposit	1,751	161	—	—	1,912
Asset-backed securities	—	947	171	—	1,118
Commercial paper	100	—	—	—	100

Total fair value	$3,277	$5,009	$356	$14,787	$23,429
Total amortized cost	$3,269	$4,993	$346	$15,002	$23,610

Securities held to maturity:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$—	$7,166	$7,166
Asset-backed securities	—	1,215	130	—	1,345
Corporate debt securities	95	246	—	—	341

Total fair value	$95	$1,461	$130	$7,166	$8,852
Total amortized cost	$92	$1,433	$129	$7,109	$8,763

(1)

Residential mortgage-backed securities have been allocated over maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because a certain portion of loans underlying these securities require scheduled principal payments and borrowers have the right to prepay obligations.

There were no proceeds and gross realized gains or losses from sales of securities available for sale in the first quarter of 2010 or 2009. Realized gains and losses from sales of securities available for sale, if any, would be recorded in other revenue.

4.	Loans to Banking Clients and Related Allowance for Credit Losses

The composition of the loan portfolio is as follows:

	March 31, 2010	December 31, 2009
Residential real estate mortgages	$3,872	$3,710
Home equity lines of credit	3,350	3,304
Secured personal loans	418	366
Other	14	13

Total loans to banking clients	7,654	7,393
Allowance for credit losses	(53)	(45)

Total loans to banking clients – net	$7,601	$7,348

Included in the loan portfolio are nonaccrual loans totaling $34 million at March 31, 2010 and December 31, 2009. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $37 million at March 31, 2010 and December 31, 2009. There were no loans accruing interest that were contractually 90 days or more past due at March 31, 2010 or December 31, 2009. The amount of interest revenue that would have been earned on nonaccrual loans, versus interest revenue recognized on these loans, was not material to the Company’s results of operations for the first quarter of 2010 or 2009.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Changes in the allowance for credit losses were as follows:

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$45	$20
Charge-offs	(6)	(1)
Recoveries	—	—
Provision for credit losses	14	9

Balance at end of period	$53	$28

5.	Commitments and Contingent Liabilities

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company satisfies the margin requirements by arranging standby letter of credit agreements (LOCs), in favor of the clearing houses, which are issued by multiple banks. At March 31, 2010, the aggregate face amount of these LOCs totaled $445 million. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At March 31, 2010, the aggregate face amount of these LOCs totaled $29 million. There were no funds drawn under any of these LOCs at March 31, 2010.

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

The Company believes it has strong defenses in all significant matters currently pending and is contesting liability and the damages claimed. Nevertheless, some of these matters may result in adverse judgments or awards, including penalties, injunctions, or other relief, and the Company may also determine to settle a matter because of the uncertainty and risks of litigation. Except as otherwise noted below, based on current information and consultation with counsel, management believes that the resolution of matters currently pending will not have a material impact on the financial condition or cash flows of the Company, but could be material to the Company’s operating results for a particular future period, depending on results for that period. However, predicting the outcome of a matter is inherently difficult, particularly where claims are brought on behalf of various classes of claimants, claimants seek substantial or unspecified damages, or when investigations or legal proceedings are at an early stage, and in many cases, including certain matters described below, it is not possible to determine whether a loss will be incurred or to estimate the range of that loss until the matter is closer to resolution.

Auction Rate Securities Regulatory Inquiries: Schwab has been responding to industry wide inquiries from federal and state regulators regarding sales of auction rate securities to clients who were unable to sell their holdings when the normal auction process for those securities froze unexpectedly in February 2008. On August 17, 2009, a civil complaint was filed against Schwab in New York state court by the Attorney General of the State of New York (NYAG) alleging material misrepresentations and omissions by Schwab regarding the risks of auction rate securities, and seeking restitution, disgorgement, penalties and other relief, including repurchase of securities held in client accounts. As reflected in a

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

statement issued August 17, 2009, Schwab has responded that the allegations are without merit and that Schwab intends to contest any charges. On March 15, 2010, Schwab filed a motion to dismiss the case and various claims in the civil complaint.

Separately, on November 19, 2009, Schwab received a Wells notice from the Financial Industry Regulatory Authority (FINRA) regarding a preliminary determination to recommend disciplinary action against Schwab for possible rule violations regarding sales of auction rate securities through the Company. On February 9, 2010, Schwab received a second letter from FINRA regarding additional disciplinary charges. A Wells notice provides recipients an opportunity to respond to issues raised in an investigation prior to any decision on an enforcement proceeding, and is neither a formal allegation nor a finding of wrongdoing. The Company has responded to FINRA to explain why it believes enforcement charges are unwarranted.

YieldPlus Fund Litigation and Regulatory Inquiries: The Company is the subject of consolidated class action litigation, regulatory investigations and individual investor arbitration claims relating to the Schwab YieldPlus Fund®, an ultra-short bond fund (“Bond Fund”). The Bond Fund was designed to invest in a variety of fixed income instruments, including corporate bonds, asset-backed securities, mortgage-backed securities and other fixed income investments. The credit crisis that began in mid-2007 led to a decline in the value of a majority of fixed income investments market wide. As a result, certain Schwab clients who chose to invest in the Bond Fund experienced a decline in their investments, leading to the litigation.

Nine class action lawsuits were filed between March and May 2008 on behalf of investors in the Bond Fund alleging violations of state law and federal securities law in connection with the fund’s investment policy, disclosures and marketing. These cases were consolidated in a single action on July 3, 2008, in the U.S. District Court for the Northern District of California. Specific allegations include changes to the investment policy of the fund regarding limits on positions in mortgage-backed securities without obtaining a shareholder vote; inadequate disclosure of the risks associated with fund investments in mortgage-backed securities and fund risk management; inaccurate reporting of the fund’s weighted-average duration; and failure to disclose redemptions of positions in YieldPlus by other Schwab investment funds. The lawsuit seeks unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, and costs and attorneys’ fees. Defendants named in the lawsuit include the Company, Schwab, CSIM, the fund itself, Schwab Investments (registrant and issuer of the fund’s shares), Charles R. Schwab, Randall W. Merk (current president of the fund), and current and former trustees and officers of the fund and/or Schwab. On February 4, 2009, the court denied defendants’ motion to dismiss plaintiffs’ federal law claims and dismissed all but one state law claim. On August 21, 2009, the court certified two classes of plaintiffs for purposes of the federal law claims and a single class of plaintiffs for purposes of the remaining state law claim.

On March 30, 2010, the court granted plaintiffs’ motion for summary judgment holding defendants liable for plaintiffs’ state law claim regarding changes to the investment policy of the Bond Fund, which plaintiffs alleged were made without shareholder approval in violation of Section 13(a) of the Investment Company Act of 1940. On April 5, 2010, defendants filed a motion for interlocutory appeal of this ruling, which the court denied at a hearing on April 26, 2010. On April 8, 2010, the court issued an order denying defendants’ motion for summary judgment on plaintiffs’ federal law claims. On April 23, 2010, the Company entered into a settlement agreement with plaintiffs in which the Company, without admitting liability, agreed to a total of $200 million to resolve plaintiffs’ federal law claims. On May 5, 2010, the Company agreed to amend the settlement agreement to include resolution of plaintiffs’ state law claim, without admitting liability, for an additional $35 million. The settlement agreement remains subject to preliminary and final court approval. For the quarter ended March 31, 2010, the Company has accrued a reserve of $196 million in connection with the lawsuit, reflecting the preliminary settlement of plaintiffs’ state and federal claims and expected insurance coverage under applicable policies. The Company will continue to evaluate the reserve pending final resolution of the litigation; actual liability could be higher or lower than the amount reserved.

Separately, the Company has been responding to investigations by federal and state regulators regarding these matters. On October 14, 2009, the Company received a Wells notice from the staff of the SEC regarding the staff’s preliminary determination to recommend the filing of a civil enforcement action against Schwab Investments, CSIM, Schwab, and the president of the Bond Fund for possible violations of the securities laws with respect to the fund. On October 27, 2009, the Company also received a Wells notice from FINRA regarding a preliminary determination to recommend disciplinary action against Schwab for possible violation of securities laws and FINRA rules with respect to the fund. The Company has

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

responded to the notices to explain why it believes enforcement charges are unwarranted, and has been in discussions with the SEC staff regarding a potential settlement of civil charges proposed by the staff. Given the status of those discussions, the Company is unable to predict whether a settlement with the SEC, or with other regulators who are investigating these matters, is probable or to estimate the range of any potential liability, and therefore has not established a reserve in connection therewith. Although the Company believes it has strong defenses if enforcement proceedings were instituted, any adverse judgment could result in the imposition of disgorgement, penalties, and other monetary and injunctive relief against the Company.

In addition to the above matters, as of March 31, 2010, the Company remained the subject of 194 individual arbitration claims seeking $34 million in damages relating to investments in the Bond Fund, for which the Company has been accruing reserves.

Total Bond Market Fund Litigation: On August 28, 2008, a class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of investors in the Schwab Total Bond Market Fund™. The lawsuit, which alleges violations of state law and federal securities law in connection with the fund’s investment policy, names Schwab Investments (registrant and issuer of the fund’s shares) and CSIM as defendants. Allegations include that the fund improperly deviated from its stated investment objectives by investing in collateralized mortgage obligations (CMOs) and investing more than 25% of fund assets in CMOs and mortgage-backed securities without obtaining a shareholder vote. Plaintiffs seek unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, and costs and attorneys’ fees. On February 19, 2009, the court denied defendants’ motion to dismiss plaintiffs’ federal securities law claim, and dismissed certain state law claims with leave to amend. On April 27, 2009, the court issued a stay of proceedings while defendants appeal the court’s February 19, 2009 decision refusing to dismiss plaintiffs’ federal securities law claim. A hearing on the appeal was held on April 12, 2010, before the U.S. Court of Appeals for the Ninth Circuit, but no ruling has been issued.

The SEC Wells notice received by the Company on October 14, 2009, concerning the Bond Fund, also provided notice of the SEC staff’s intention to recommend the inclusion of additional charges against Schwab Investments and CSIM for possible violations of the securities laws with respect to the Total Bond Market Fund. The Company has responded to the SEC Wells notice to explain why the proposed charges regarding the Total Bond Market Fund are unwarranted, and has also addressed the proposed charges in the discussions with SEC staff described above concerning the Bond Fund.

6.	Fair Values of Assets and Liabilities

Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurement accounting guidance describes the fair value hierarchy for disclosing assets and liabilities measured at fair value based on the inputs used to value them. The fair value hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are based on market pricing data obtained from sources independent of the Company. A quoted price in an active market provides the most reliable evidence of fair value and is generally used to measure fair value whenever available. Unobservable inputs reflect management’s judgment about the assumptions market participants would use in pricing the asset or liability. Where inputs used to measure fair value of an asset or liability are from different levels of the hierarchy, the asset or liability is categorized based on the lowest level input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input requires judgment. The fair value hierarchy includes three levels based on the objectivity of the inputs as follows:

•

Level 1 inputs are quoted prices in active markets as of the measurement date for identical assets or liabilities that the Company has the ability to access. This category includes active exchange-traded money market funds, mutual funds, and equity securities. The Company did not transfer any assets or liabilities between Level 1 and Level 2 as of March 31, 2010, or December 31, 2009.

•

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates, benchmark yields, issuer spreads, new issue data, and collateral performance. This category includes residential mortgage-

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

backed securities, asset-backed securities, corporate debt securities, certificates of deposit, commercial paper, U.S. agency and municipal debt securities, and U.S. Treasury securities.

•

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company did not have any financial assets or liabilities utilizing Level 3 inputs as of March 31, 2010, or December 31, 2009.

Assets and Liabilities Recorded at Fair Value

The Company’s assets recorded at fair value include certain investments segregated and on deposit for regulatory purposes, other securities owned, and securities available for sale. The Company uses prices obtained from an independent third-party pricing service to measure the fair value of investment securities categorized as Level 2. The Company validates prices received from the pricing service using various methods including comparison to prices received from additional pricing services, comparison to quoted market prices, where available, comparison to internal valuation models, and review of other relevant market data. The Company does not adjust the prices received from the independent third-party pricing service unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts. At March 31, 2010, and December 31, 2009, the Company did not adjust prices received from the independent third-party pricing service. Liabilities recorded at fair value are not material.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets
Cash equivalents:
Money market funds	$712	$—	$—	$712
Commercial paper	—	144	—	144

Total cash equivalents	712	144	—	856
Investments segregated and on deposit for regulatory purposes:
U.S. Government securities	—	2,691	—	2,691
Corporate debt securities	—	2,133	—	2,133
Certificates of deposit	—	1,900	—	1,900

Total investments segregated and on deposit for regulatory purposes	—	6,724	—	6,724
Other securities owned:
Schwab Funds® money market funds	160	—	—	160
Commercial paper	—	70	—	70
Certificates of deposit	—	100	—	100
Equity and bond mutual funds	94	—	—	94
State and municipal debt obligations	—	52	—	52
Equity, U.S. Government and corporate debt, and other securities	2	38	—	40

Total other securities owned	256	260	—	516
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	13,104	—	13,104
Non-agency residential mortgage-backed securities	—	1,868	—	1,868
U.S. agency notes	—	2,994	—	2,994
Corporate debt securities	—	2,333	—	2,333
Certificates of deposit	—	1,912	—	1,912
Asset-backed securities	—	1,118	—	1,118
Commercial paper	—	100	—	100

Total securities available for sale	—	23,429	—	23,429

Total assets at fair value	$968	$30,557	$—	$31,525

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets
Cash equivalents (1):
Money market funds	$2,278	$—	$—	$2,278
Commercial paper	—	370	—	370

Total cash equivalents	2,278	370	—	2,648
Investments segregated and on deposit for regulatory purposes:
U.S. Government securities	—	2,681	—	2,681
Corporate debt securities	—	2,135	—	2,135
Certificates of deposit	—	2,091	—	2,091
Commercial paper	—	100	—	100

Total investments segregated and on deposit for regulatory purposes	—	7,007	—	7,007
Other securities owned:
Schwab Funds® money market funds	321	—	—	321
Commercial paper	—	220	—	220
Certificates of deposit	—	200	—	200
Equity and bond mutual funds	103	—	—	103
State and municipal debt obligations	—	49	—	49
Equity, U.S. Government and corporate debt, and other securities	2	21	—	23

Total other securities owned	426	490	—	916
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	11,779	—	11,779
Non-agency residential mortgage-backed securities	—	1,941	—	1,941
U.S. agency notes	—	2,978	—	2,978
Corporate debt securities	—	2,380	—	2,380
Certificates of deposit	—	1,953	—	1,953
Asset-backed securities	—	1,089	—	1,089

Total securities available for sale	—	22,120	—	22,120
Other assets (2)	—	9	—	9

Total assets at fair value	$2,704	$29,996	$—	$32,700

Liabilities
Accrued expenses and other liabilities (3)	$1	$6	$—	$7

(1)	Beginning in the first quarter of 2010, the fair value information for certain cash equivalents was included. Information as of December 31, 2009 was recast to reflect this change.
(2)	Other assets recorded at fair value include derivative contracts.
(3)	Accrued expenses and other liabilities include securities sold, not yet purchased, and derivative contracts.

Fair Value of Assets and Liabilities Not Recorded at Fair Value

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of assets and liabilities not recorded at fair value are described below. There were no significant changes in these methodologies or assumptions during the first quarter of 2010.

Other cash equivalents, receivables, payables, and accrued expenses and other liabilities include cash and highly liquid investments, receivables and payables from/ to brokers, dealers and clearing organizations, receivables and payables from/ to brokerage clients, and drafts, accounts, taxes, interest, and compensation payable. Assets and liabilities in these categories are short-term in nature and accordingly are recorded at amounts that approximate fair value.

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

Securities held to maturity include U.S. agency residential mortgage-backed securities, asset-backed securities collateralized by credit card, student, and auto loans, and corporate debt securities. Securities held to maturity are recorded at amortized cost. The fair value of these securities is obtained using an independent third-party pricing service, as discussed above.

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

Other assets include cost method investments whose carrying values approximate their fair values. Other assets also include Federal Home Loan Bank stock recorded at par, which approximates fair value.

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

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Securities held to maturity	$8,763	$8,852	$6,839	$6,880
Loans to banking clients – net	$7,601	$7,376	$7,348	$6,888
Loans held for sale	$65	$65	$104	$107
Financial Liabilities:
Long-term debt	$1,309	$1,378	$1,512	$1,580

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

7.	Equity Offering

On January 26, 2010, the Company completed the sale of 29,670,300 shares of its common stock, $.01 par value, at a public offering price of $19.00 per share. Net proceeds received from the offering were $543 million and are being used to support the Company’s balance sheet growth, including expansion of its deposit base and migration of certain client balances from money market funds into Schwab Bank.

8.	Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2010	2009
Net income	$6	$218
Other comprehensive income:
Change in net unrealized gain (loss) on securities available for sale:
Unrealized gain on Non-OTTI securities	97	79
Unrealized gain (loss) on OTTI securities	25	(2)
OTTI charges recognized in earnings	8	14
Income tax effect	(50)	(38)

Total other comprehensive income	80	53

Comprehensive income	$86	$271

Accumulated other comprehensive loss represents cumulative gains and losses that are not reflected in earnings. Accumulated other comprehensive loss balances were:

	Net unrealized loss on securities available for sale		Total accumulated other comprehensive loss
	Portion of unrealized loss on Non-OTTI securities	Portion of unrealized loss on OTTI securities
Balance at December 31, 2008	$(553)	$—	$(553)
Reclassification of OTTI securities	80	(80)	—
Other net change	53	—	53

Balance at March 31, 2009	$(420)	$(80)	$(500)

Balance at December 31, 2009	$(77)	$(114)	$(191)
Reclassification of OTTI securities	16	(16)	—
Other net change	66	14	80

Balance at March 31, 2010	$5	$(116)	$(111)

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

	Three Months Ended March 31,
	2010	2009
Net income available to common shareholders (1)	$6	$218

Weighted-average common shares outstanding — basic	1,183	1,153
Common stock equivalent shares related to stock incentive plans	5	3

Weighted-average common shares outstanding — diluted (2)	1,188	1,156

Basic EPS	$—	$.19
Diluted EPS	$—	$.19

(1)	Net income available to participating securities (unvested restricted shares) was not material for the first quarter of 2010 or 2009.
(2)	Total antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS were 33 million and 52 million shares for the first quarters of 2010 and 2009, respectively.

10.	Regulatory Requirements

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

Schwab Bank is required to maintain a capital level that at least equals minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. At March 31, 2010, CSC and Schwab Bank met the capital level requirements.

The regulatory capital and ratios for Schwab Bank at March 31, 2010, are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$3,516	24.3%	$580	4.0%	$870	6.0%
Total Capital	$3,569	24.6%	$1,160	8.0%	$1,450	10.0%
Tier 1 Leverage	$3,516	7.6%	$1,839	4.0%	$2,299	5.0%
Tangible Equity	$3,516	7.6%	$920	2.0%	N/A

N/A Not applicable.

Based on its regulatory capital ratios at March 31, 2010, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events since March 31, 2010, that management believes have changed Schwab Bank’s capital category.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Schwab is subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule). Schwab computes net capital under the alternative method permitted by the Uniform Net Capital Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. At March 31, 2010, 2% of aggregate debits was $205 million, which exceeded the minimum dollar requirement for Schwab of $250,000. At March 31, 2010, Schwab’s net capital was $1.1 billion (11% of aggregate debit balances), which was $890 million in excess of its minimum required net capital and $582 million in excess of 5% of aggregate debit balances. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent company or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

11.	Segment Information

The Company structures its operating segments according to its various types of clients and the services provided to those clients. The Company’s two reportable segments are Investor Services and Institutional Services. The Company evaluates the performance of its segments on a pre-tax basis excluding items such as impairment charges on non-financial assets, discontinued operations, extraordinary items, and significant restructuring and other charges. Segment assets and liabilities are not disclosed because the balances are not used for evaluating segment performance and deciding how to allocate resources to segments. There are no revenues from transactions with other segments within the Company.

Selected financial information for the Company’s reportable segments is presented in the following table:

	Three Months Ended March 31,
	2010	2009
Net revenues:
Investor Services	$641	$706
Institutional Services	337	405
Unallocated	—	—

Total net revenues	$978	$1,111

Income before taxes on income:
Investor Services	$112	$242
Institutional Services	95	172
Unallocated (1)	(194)	(59)

Income before taxes on income	13	355
Taxes on income	(7)	(137)

Net income	$6	$218

(1)

Includes the recognition of a class action litigation reserve of $196 million in the first quarter of 2010 and facilities and severance charges relating to the Company’s cost reduction measures in the first quarter of 2009.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key financial and non-financial metrics in evaluating the Company’s financial position and operating performance. Results for the first quarters of 2010 and 2009 are shown in the following table:

	Three Months Ended March 31,		Percent Change
	2010	2009
Client Activity Metrics:
Net new client assets (in billions)	$23.3	$25.3	(8%)
Client assets (in billions, at quarter end)	$1,491.1	$1,099.7	36%
Clients’ daily average trades (1) (in thousands)	415.5	441.9	(6%)

Company Financial Metrics:
Net revenues	$978	$1,111	(12%)
Expenses excluding interest	965	756	28%

Income before taxes on income	13	355	(96%)
Taxes on income	(7)	(137)	(95%)

Net income	$6	$218	(97%)

Earnings per share – diluted	$—	$.19	N/M
Net revenue decline from prior year	(12%)	(15%)
Pre-tax profit margin	1.3%	32.0%
Return on stockholders’ equity (annualized)	—	21%
Annualized net revenue per average full-time equivalent employee (in thousands)	$310	$350	(11%)

(1)

Beginning in the first quarter of 2010, amounts include all commission free trades, including the Company’s Mutual Fund OneSource® funds and Exchange-Traded Funds, and other proprietary products. The prior period amount has been recast to reflect this change.

N/M Not meaningful.

Economic and market conditions continued to improve in the first quarter of 2010. The equity markets showed sustained improvement from their March 2009 lows as the Nasdaq Composite Index, the Standard and Poor’s 500 Index, and the Dow Jones Industrial Average rose sequentially 6%, 5%, and 4%, respectively, and ended the quarter up by 57%, 47%, and 43%, from their year-earlier levels. Short-term interest rates also showed sequential improvement during the first quarter, with the three-month LIBOR rising by four basis points to 0.29%, but remained below year-earlier levels. The federal funds target rate remained unchanged during the quarter at a range of zero to 0.25%.

The Company’s investments in improved pricing, client solutions, service and brand yielded continued strength in its key client activity metrics during the first quarter of 2010 – net new assets totaled $23.3 billion in the first quarter and total client assets reached a record of $1.49 trillion at March 31, 2010, up 36% year-over-year. In addition, clients’ daily average trades of 415,500 were the highest in three quarters.

Net revenues decreased by 12% in the first quarter of 2010 compared to the first quarter of 2009 primarily due to the decreases in asset management and administration fees, trading revenue, and other revenue. Asset management and administration fees decreased primarily due to money market mutual fund fee waivers of $125 million, partially offset by higher average equity market valuations. Money market mutual fund fee waivers were $6 million in the first quarter of 2009. Trading revenue decreased as a result of lower daily average revenue trades and lower average revenue earned per revenue trade. Other revenue decreased due to the recognition of a $26 million gain on the repurchase of a portion of the Company’s long-term debt in the first quarter of 2009. These decreases were partially offset by the increase in net interest revenue as a result of higher average balances of interest-earning assets in the quarter.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses excluding interest increased by 28% in the first quarter of 2010 compared to the first quarter of 2009 primarily due to the recognition of a class action litigation reserve of $196 million relating to the Schwab YieldPlus Fund®. For further discussion of the Schwab YieldPlus Fund litigation, see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 5. Commitments and Contingent Liabilities.”

CURRENT MARKET ENVIRONMENT

While recent improvements in the equity markets and increases in short-term interest rates helped to stabilize and improve the Company’s net revenues in the first quarter of 2010, the interest rate environment remains challenging and may continue to negatively affect the Company’s net revenues.

Although short-term interest rates began to rise at the end of the quarter, they remained at historically low levels throughout the period. To the extent rates remain at these low levels, the Company’s net interest revenue will continue to be constrained. The low rate environment also affects asset management and administration fees. The overall yields on certain Schwab-sponsored money market mutual funds have fallen to levels at or below the management fees on those funds. The Company continues to waive a portion of its management fees, which it began to do in the first quarter of 2009, so that the funds may continue providing a positive return to clients. These and other money market mutual funds may continue to find it necessary to replace maturing securities with low yielding securities and the overall yield on such funds may remain below the management fees on those funds. To the extent this occurs, fees may continue to be waived, which would negatively affect asset management and administration fees.

The Company recorded net impairment charges of $8 million related to certain non-agency residential mortgage-backed securities in the first quarter of 2010 due to credit deterioration of the securities’ underlying collateral. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional impairment charges.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

The following discussion presents an analysis of the Company’s results of operations for the first quarters of 2010 and 2009.

Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. Asset management and administration fees and trading revenue decreased, while net interest revenue increased in the first quarter of 2010 compared to the first quarter of 2009.

Three Months Ended March 31,	Percent Change	2010		2009
		Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Mutual fund service fees:
Proprietary funds (Schwab Funds® and Laudus Funds®)	(54%)	$141	14%	$304	27%
Mutual Fund OneSource®	66%	149	15%	90	8%
Clearing and other	29%	27	3%	21	2%
Investment management and trust fees	17%	76	8%	65	6%
Other	23%	27	3%	22	2%

Asset management and administration fees	(16%)	420	43%	502	45%

Net interest revenue
Interest revenue	13%	391	40%	346	31%
Interest expense	63%	(65)	(7%)	(40)	(3%)

Net interest revenue	7%	326	33%	306	28%

Trading revenue
Commissions	(16%)	193	20%	229	21%
Principal transactions	(47%)	16	2%	30	2%

Trading revenue	(19%)	209	22%	259	23%

Other	(47%)	31	3%	58	5%

Net impairment losses on securities	(43%)	(8)	(1%)	(14)	(1%)

Total net revenues	(12%)	$978	100%	$1,111	100%

Asset Management and Administration Fees

Asset management and administration fees include mutual fund service fees and fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for shareholder services, administration, investment management, and transfer agent services (through July 2009) provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. These fees are based upon the daily balances of client assets invested in the Company’s proprietary funds and third-party funds. The Company also earns asset management fees for advisory and managed account services, which are based on the daily balances of client assets subject to the specific fee for service. The fair values of client assets included in proprietary and third-party mutual funds are based on quoted market prices and other observable market data. Asset management and administration fees may vary with changes in the balances of client assets due to market fluctuations and client activity. For discussion of the impact of current market conditions on asset management and administration fees, see “Current Market Environment.”

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

As shown in the following table, asset management and administration fees decreased by $82 million, or 16%, in the first quarter of 2010 compared to the first quarter of 2009. This decrease was due to the decrease in mutual fund service fees, offset by increases in investment management and trust and other fees.

	Three Months Ended March 31,		Percent Change
	2010	2009
Asset management and administration fees before money market mutual fund fee waivers	$545	$508	7%
Money market mutual fund fee waivers	(125)	(6)	N/M

Asset management and administration fees	$420	$502	(16%)

N/M Not meaningful.

Mutual fund service fees decreased by $98 million, or 24%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to money market mutual fund fee waivers. Given the low interest rate environment in the first quarters of 2010 and 2009, the overall yields on certain Schwab-sponsored money market mutual funds have fallen to levels at or below the management fees on those funds. As a result, the Company waived a portion of its fees which totaled $125 million and $6 million in the first quarters of 2010 and 2009, respectively, in order to provide a positive return to clients. The decrease in mutual fund service fee was partially offset by higher average balances of client assets invested in the Company’s Mutual Fund OneSource funds as a result of higher average equity market valuations.

Investment management and trust fees increased by $11 million, or 17%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to higher average balances of client assets participating in advisory and managed account services programs, partially offset by temporary fee rebates offered to qualifying clients for choosing to participate in these programs.

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

In clearing its clients’ trades, Charles Schwab & Co., Inc. (Schwab) holds cash balances payable to clients. In most cases, Schwab pays its clients interest on cash balances awaiting investment, and may invest these funds and earn interest revenue. Receivables from brokerage clients consist primarily of margin loans to brokerage clients. Margin loans are loans made by Schwab to clients on a secured basis to purchase securities. Pursuant to Securities and Exchange Commission (SEC) regulations, client cash balances that are not used for margin lending are generally segregated into investment accounts that are maintained for the exclusive benefit of clients, which are recorded in cash and investments segregated on the Company’s condensed consolidated balance sheet.

The Company’s interest-earning assets are financed primarily by brokerage client cash balances and deposits from banking clients. Non-interest-bearing funding sources include non-interest-bearing brokerage client cash balances and proceeds from stock-lending activities, as well as stockholders’ equity.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheet:

Three Months Ended March 31,	2010			2009
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$8,050	$5	0.25%	$5,515	$10	0.74%
Cash and investments segregated	18,840	11	0.24%	14,552	29	0.81%
Broker-related receivables (1)	262	—	—	354	—	0.37%
Receivables from brokerage clients	8,080	100	5.02%	6,094	83	5.52%
Other securities owned (2)	252	—	0.44%	—	—	—
Securities available for sale (3)	22,735	128	2.28%	15,673	134	3.47%
Securities held to maturity	6,406	59	3.74%	442	5	4.34%
Loans to banking clients	7,564	67	3.59%	6,220	57	3.72%
Loans held for sale	86	1	4.72%	146	2	5.56%

Total interest-earning assets	72,275	371	2.08%	48,996	320	2.65%

Other interest revenue		20			26

Total interest-earning assets	$72,275	$391	2.19%	$48,996	$346	2.86%

Funding sources:
Deposits from banking clients	$40,211	$31	0.31%	$24,538	$15	0.25%
Payables to brokerage clients (4)	21,242	—	0.01%	16,220	1	0.03%
Long-term debt	1,442	20	5.62%	834	14	6.81%

Total interest-bearing liabilities	62,895	51	0.33%	41,592	30	0.29%

Non-interest-bearing funding sources	9,380			7,404
Provision for credit losses		14			9
Other interest expense		—			1

Total funding sources	$72,275	$65	0.36%	$48,996	$40	0.33%

Net interest revenue		$326	1.83%		$306	2.53%

(1)	Includes receivables from brokers, dealers, and clearing organizations. Interest revenue on broker-related receivables was less than $500,000 in the first quarter of 2009.
(2)	Interest revenue on other securities owned was less than $500,000 in the first quarter of 2010.
(3)	Amounts have been calculated based on amortized cost.
(4)	Interest expense on payables to brokerage clients was less than $500,000 in the first quarter of 2010.

Net interest revenue increased slightly in the first quarter of 2010 compared to the first quarter in 2009 due to significant growth in average balances of deposits from banking clients, which in turn funded increases in the average balances of securities available for sale, securities held to maturity, and loans to banking clients. These interest-earning assets are invested at rates above the cost of supporting funding sources. In addition, the increase in net interest revenue was offset by the low interest rate environment that persisted in the first quarter of 2010, which resulted in the decline in the yields of all interest-earning assets compared to the first quarter of 2009.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Trading revenue decreased by $50 million, or 19%, in the first quarter of 2010 compared to the first quarter of 2009 due to lower average revenue earned per revenue trade and lower daily average revenue trades.

As shown in the following table, daily average revenue trades decreased 9% in the first quarter of 2010. The decrease was primarily due to lower volumes of equity and principal transaction trades. Average revenue earned per revenue trade decreased 10% in the first quarter of 2010, primarily due to lower average revenue earned per revenue trade for equity securities as a result of lower online trade commissions, which were implemented in January 2010.

	Three Months Ended March 31,		Percent Change
	2010	2009
Daily average revenue trades (in thousands) (1)	275.7	302.9	(9%)
Number of trading days	61.0	61.0	—
Average revenue earned per revenue trade	$12.60	$14.06	(10%)

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

Other Revenue

Other revenue includes gains on the repurchases of long-term debt, gains and losses on sales of loans held for sale, service fees, and software maintenance fees. Other revenue decreased by $27 million, or 47%, in the first quarter of 2010 from the first quarter of 2009 due to the recognition of a $26 million gain on the repurchase of a portion of the Company’s long-term debt in the first quarter of 2009.

Net Impairment Losses on Securities

The Company recorded net impairment charges of $8 million and $14 million in the first quarters of 2010 and 2009, respectively, related to certain non-agency residential mortgage-backed securities in the Company’s available for sale portfolio due to credit deterioration of the securities’ underlying collateral. See “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 3. Securities Available for Sale and Securities Held to Maturity” for further discussion.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses Excluding Interest

As shown in the table below, expenses excluding interest increased in the first quarter of 2010 compared to the first quarter of 2009, primarily due to the recognition of a class action litigation reserve relating to the Schwab YieldPlus Fund. Expenses excluding interest also increased due to increases in professional services expense and other expense, partially offset by decreases in compensation and benefits expense and occupancy and equipment expense.

	Three Months Ended March 31,		Percent Change
	2010	2009
Compensation and benefits	$402	$425	(5%)
Professional services	80	60	33%
Occupancy and equipment	68	81	(16%)
Advertising and market development	62	58	7%
Communications	52	53	(2%)
Depreciation and amortization	37	42	(12%)
Class action litigation reserve	196	—	N/M
Other	68	37	84%

Total expenses excluding interest	$965	$756	28%

Expenses as a percentage of total net revenues:
Total expenses excluding interest	99%	68%
Advertising and market development	6%	5%

N/M Not meaningful.

Compensation and Benefits

Compensation and benefits expense includes salaries and wages, incentive compensation, and related employee benefits and taxes. Incentive compensation is based on the achievement of specified performance objectives, including earnings per share, revenue growth, and pre-tax profit margin, and therefore will fluctuate with these measures.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Compensation and benefits expense decreased by $23 million, or 5%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to a decrease in salaries and wages expense, partially offset by an increase in incentive compensation. The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended March 31,		Percent Change
	2010	2009
Salaries and wages	$236	$273	(14%)
Incentive compensation (1)	98	85	15%
Employee benefits and other	68	67	1%

Total compensation and benefits expense	$402	$425	(5%)

Compensation and benefits expense as a percentage of total net revenues:
Salaries and wages	24%	25%
Incentive compensation	10%	8%
Employee benefits and other	7%	5%

Total compensation and benefits expense	41%	38%

Full-time equivalent employees (in thousands) (2)
At quarter end	12.6	12.4	2%
Average	12.6	12.7	(1%)

(1)	Includes variable compensation, discretionary bonus costs, stock-based compensation, and employee stock purchase plan expense.
(2)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

Salaries and wages decreased in the first quarter of 2010 primarily due to severance expense of $44 million in the first quarter of 2009 relating to the Company’s cost reduction measures. This decrease was partially offset by an increase in persons employed on a contract basis.

Incentive compensation increased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to higher variable compensation based on sales performance in the Company’s branch offices.

Expenses Excluding Compensation and Benefits

Professional services expense increased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to an increase in fees paid to outsourced service providers and consultants.

Occupancy and equipment expense decreased in the first quarter of 2010 primarily due to facilities charges of $12 million in the first quarter of 2009 relating to the Company’s cost reduction measures.

Advertising and market development expense increased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to higher media spending relating to the Company’s “Talk to ChuckTM” national advertising campaign.

In the first quarter of 2010, the Company recognized a class action litigation reserve of $196 million relating to the Schwab YieldPlus Fund. For further discussion of the Schwab YieldPlus Fund litigation, see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 5. Commitments and Contingent Liabilities.”

Other expense in the first quarter of 2009 included charges of $19 million for individual client complaints and arbitration claims relating to Schwab YieldPlus Fund investments, offset by $30 million of insurance recoveries, resulting in a net credit of $11 million. These expenses were not material in the first quarter of 2010. Other expense also increased in the first quarter of 2010 compared to the first quarter of 2009 due to higher Federal Deposit Insurance Corporation (FDIC) insurance premiums caused by higher deposits from banking clients.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Taxes on Income

The Company’s effective income tax rate on income before taxes was 53.8% and 38.6% for the first quarters of 2010 and 2009, respectively. The increase in the first quarter of 2010 was primarily due to the impact of non-recurring items on the computation of the effective income tax rate in relation to lower income before taxes.

Segment Information

The Company provides financial services to individuals and institutional clients through two segments – Investor Services and Institutional Services. The Investor Services segment includes the Company’s retail brokerage and banking operations. The Institutional Services segment provides custodial, trading, and support services to independent investment advisors, as well as retirement plan services, plan administrator services, equity compensation plan services, and mutual fund clearing services. In addition, the Institutional Services segment supports the availability of Schwab proprietary mutual funds and collective trust funds on third-party platforms. The Company evaluates the performance of its segments on a pre-tax basis, excluding items such as impairment charges on non-financial assets, discontinued operations, extraordinary items, and significant restructuring and other charges.

Financial information for the Company’s reportable segments is presented in the following table:

	Three Months Ended March 31,		Percent Change
	2010	2009
Investor Services:
Net revenues	$641	$706	(9%)
Expenses excluding interest	529	464	14%

Contribution margin	$112	$242	(54%)

Institutional Services:
Net revenues	$337	$405	(17%)
Expenses excluding interest	242	233	4%

Contribution margin	$95	$172	(45%)

Unallocated:
Net revenues	$—	$—	N/M
Expenses excluding interest	194	59	N/M

Contribution margin	$(194)	$(59)	N/M

Total:
Net revenues	$978	$1,111	(12%)
Expenses excluding interest	965	756	28%

Contribution margin	$13	$355	(96%)

N/M Not meaningful.

Investor Services

Net revenues decreased by $65 million, or 9%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to decreases in asset management and administration fees, trading revenue, and other revenue. Asset management and administration fees decreased primarily due to money market mutual fund fee waivers, partially offset by higher average equity valuations. Trading revenue decreased due to lower daily average revenue trades and lower average revenue earned per revenue trade. Other revenue decreased due to the recognition of a gain on the repurchase of a portion of the Company’s long-term debt in the first quarter of 2009. Net interest revenue increased as a result of higher average balances of interest-earning assets in the quarter. Expenses excluding interest increased by $65 million, or 14%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to higher compensation and benefits and professional services expenses.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Institutional Services

Net revenues decreased by $68 million, or 17%, in the first quarter of 2010 compared to the first quarter of 2009 due to decreases in asset management and administration fees, trading revenue, and other revenue. Asset management and administration fees decreased primarily due to money market mutual fund fee waivers, partially offset by higher average equity valuations. Trading revenue decreased due to lower daily average revenue trades and lower average revenue earned per revenue trade. Other revenue decreased due to the recognition of a gain on the repurchase of a portion of the Company’s long-term debt in the first quarter of 2009. Expenses excluding interest increased by $9 million, or 4%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to higher compensation and benefits and professional services expenses.

Unallocated

Expenses excluding interest in the first quarter of 2010 primarily include the recognition of a class action litigation reserve relating to the Schwab YieldPlus Fund. Expenses excluding interest in the first quarter of 2009 include facilities and severance charges relating to the Company’s cost reduction measures.

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

Liquidity

CSC

As a savings and loan holding company, CSC is not subject to specific statutory capital requirements. However, CSC is required to maintain capital that is sufficient to support the holding company and its subsidiaries’ business activities, and the risks inherent in those activities. To manage capital adequacy, CSC currently utilizes a target Tier 1 Leverage Ratio, as defined by the Board of Governors of the Federal Reserve System, of at least 6%. At March 31, 2010, CSC’s Tier 1 Leverage Ratio was 7.3%.

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

CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), Junior Subordinated Notes, and Senior Notes, as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes, of which $250 million were outstanding at March 31, 2010, mature in 2017 and have a fixed interest rate of 6.375% with interest payable semiannually. The Medium-Term Notes are rated A2 by Moody’s Investors Service (Moody’s), A by Standard & Poor’s Ratings Group (Standard & Poor’s), and A by Fitch Ratings, Ltd. (Fitch). At March 31, 2010, $202 million of Junior Subordinated Notes, which mature in 2067, were outstanding and have a fixed interest rate of 7.50% until 2017 and a floating rate thereafter. The Junior Subordinated Notes are not rated, however the trust preferred securities related to these notes are rated Baa1 by Moody’s, BBB+ by Standard & Poor’s, and BBB+ by Fitch. The Senior Notes, of which $750 million were outstanding at March 31, 2010, mature in 2014 and have a fixed interest rate

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

of 4.950% with interest payable semiannually. The Senior Notes are rated A2 by Moody’s, A by Standard & Poor’s, and A by Fitch.

CSC has a universal automatic shelf registration statement on file with the SEC which enables CSC to issue debt, equity and other securities. In January 2010, the Company completed an equity offering of 29,670,300 shares of its common stock under this registration statement. Net proceeds received from the offering were $543 million and are being used to support the Company’s balance sheet growth.

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no Commercial Paper Notes outstanding at March 31, 2010. CSC’s ratings for these short-term borrowings are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of 12 banks, which is scheduled to expire in June 2010. CSC plans to establish a similar facility to replace this facility when it expires. This facility was unused during the first quarter of 2010. The funds under this facility are available for general corporate purposes, including repayment of the Commercial Paper Notes discussed above. The amount of this facility that CSC can use for other general corporate purposes is reduced by the amount of any Commercial Paper Notes outstanding. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity. At March 31, 2010, the minimum level of stockholders’ equity required under this facility was $3.3 billion. Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $700 million of the $825 million uncommitted, unsecured bank credit lines discussed below, that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used by CSC during the first quarter of 2010.

In addition, Schwab provides CSC with a $1.0 billion credit facility maturing in December 2011. There were no funds drawn under this facility during the first quarter of 2010.

Schwab

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings from CSC, paying cash dividends, or making unsecured advances or loans to its parent company or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At March 31, 2010, Schwab’s net capital was $1.1 billion (11% of aggregate debit balances), which was $890 million in excess of its minimum required net capital and $582 million in excess of 5% of aggregate debit balances.

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

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $25.8 billion and $25.3 billion at March 31, 2010 and December 31, 2009, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $110 million at March 31, 2010, is being reduced by a portion of the lease payments over the remaining lease term of approximately 15 years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of seven banks totaling $825 million at March 31, 2010. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earning investments, and movements of cash to meet segregation requirements. Schwab used such borrowings for nine days during the first quarter of 2010, with daily amounts borrowed averaging $18 million. There were no borrowings outstanding under these lines at March 31, 2010.

To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured standby letter of credit agreements (LOCs) with seven banks in favor of the OCC aggregating $445 million at March 31, 2010. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At March 31, 2010, the aggregate face amount of these LOCs totaled $29 million. There were no funds drawn under any of these LOCs during the first quarter of 2010.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility, which is scheduled to expire in March 2012. The amount outstanding under this facility at March 31, 2010, was $220 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $1.5 billion credit facility which is scheduled to expire in 2011. Borrowings under this facility do not qualify as regulatory capital for Schwab. The amount outstanding under this facility at March 31, 2010, was $171 million, which was subsequently repaid on April 1, 2010.

Schwab Bank

Schwab Bank is required to maintain a capital level that at least equals minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. Based on its regulatory capital ratios at March 31, 2010, Schwab Bank is considered well capitalized. Schwab Bank’s regulatory capital and ratios at March 31, 2010, are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$3,516	24.3%	$580	4.0%	$870	6.0%
Total Capital	$3,569	24.6%	$1,160	8.0%	$1,450	10.0%
Tier 1 Leverage	$3,516	7.6%	$1,839	4.0%	$2,299	5.0%
Tangible Equity	$3,516	7.6%	$920	2.0%	N/A

N/A Not applicable.

Beginning in the first quarter of 2010, in light of the evolving regulatory environment and capitalization trends observed across the banking industry, management established a target Tier 1 Leverage Ratio for Schwab Bank of at least 7.5%. Schwab Bank’s current liquidity needs are generally met through deposits from banking clients and equity capital.

The excess cash held in certain Schwab brokerage client accounts is swept into deposit accounts at Schwab Bank. At March 31, 2010, these balances totaled $24.1 billion.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, Schwab Bank has access to short-term funding through the Federal Reserve Bank (FRB) discount window. Amounts available under the FRB discount window are dependent on the fair value of certain of Schwab Bank’s

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

securities available for sale and securities held to maturity that are pledged as collateral. At March 31, 2010, $1.2 billion was available under this arrangement. There were no funds drawn under this arrangement during the first quarter of 2010.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System (FHLB). Amounts available under this facility are dependent on the amount of Schwab Bank’s residential real estate mortgages and home equity lines of credit that are pledged as collateral. At March 31, 2010, $3.3 billion was available under this facility. There were no funds drawn under this facility during the first quarter of 2010.

CSC provides Schwab Bank with a $100 million short-term credit facility, which is scheduled to expire in December 2011. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. There were no funds drawn under this facility during the first quarter of 2010.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio not to exceed 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at March 31, 2010, was $7.0 billion, up $395 million, or 6%, from December 31, 2009.

At March 31, 2010, the Company had long-term debt of $1.3 billion, or 19% of total financial capital, that bears interest at a weighted-average rate of 5.66%. At December 31, 2009, the Company had long-term debt of $1.5 billion, or 23% of total financial capital. The Company repaid $201 million of long-term debt in the first quarter of 2010, which included the maturity of $200 million of Medium-Term Notes.

The Company’s cash position (reported as cash and cash equivalents on its condensed consolidated balance sheet) and cash flows are affected by changes in brokerage client cash balances and the associated amounts required to be segregated under regulatory guidelines. Timing differences between cash and investments actually segregated on a given date and the amount required to be segregated for that date may arise in the ordinary course of business and are addressed by the Company in accordance with applicable regulations. Other factors which affect the Company’s cash position and cash flows include investment activity in securities, levels of capital expenditures, acquisition and divestiture activity, banking client deposit activity, brokerage and banking client loan activity, financing activity in long-term debt, payments of dividends, and repurchases and sales of CSC’s common stock. The combination of these factors can cause significant fluctuations in the levels of cash and cash equivalents during specific time periods.

Capital Expenditures

The Company’s capital expenditures were $24 million and $31 million in the first quarters of 2010 and 2009, respectively. Capital expenditures in the first quarters of 2010 and 2009 were primarily for software and equipment relating to the Company’s information technology systems and leasehold improvements. Capital expenditures include capitalized costs for developing internal-use software of $5 million in the first quarters of 2010 and 2009.

Equity Offering

On January 26, 2010, the Company completed the sale of 29,670,300 shares of its common stock, $.01 par value, at a public offering price of $19.00 per share. Net proceeds received from the offering were $543 million and are being used to support the Company’s balance sheet growth, including expansion of its deposit base and migration of certain client balances from money market funds into Schwab Bank.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Dividends

CSC paid common stock cash dividends of $72 million and $69 million in the first quarters of 2010 and 2009, respectively. CSC paid common stock dividends of $.06 per share in the first quarters of 2009 and 2008.

Share Repurchases

There were no repurchases of CSC’s common stock in the first quarter of 2010 or 2009. As of March 31, 2010, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock.

Off-Balance-Sheet Arrangements

The Company enters into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit. Additionally, the Company enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For discussion on the Company’s off-balance-sheet arrangements, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 13. Commitments and Contingent Liabilities.”

RISK MANAGEMENT

The Company’s business activities expose it to a variety of risks, including technology, operations, credit, market, liquidity, legal, and reputational risk. Identification and management of these risks are essential to the success and financial soundness of the Company. For a discussion on risks that the Company faces and the policies and procedures for risk identification, assessment, and management, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. For updated information on the Company’s credit risk and concentration risk exposures, see below. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” for additional information relating to market risk.

Risk is inherent in the Company’s business. Consequently, despite the Company’s efforts to identify areas of risk and implement risk management policies and procedures, there can be no assurance that the Company will not suffer unexpected losses due to operating or other risks.

Credit Risk Exposures

The Company has exposure to credit risk associated with the Company’s loans to banking clients. The Company’s mortgage loan portfolios primarily include first lien 3-, 5- and 7- year adjustable rate residential mortgage loans (First Mortgage portfolio) of $3.9 billion and home equity lines of credit (HELOC portfolio) of $3.4 billion at March 31, 2010.

The Company’s First Mortgage portfolio underwriting requirements are generally consistent with the underwriting requirements in the secondary market for loan portfolios. The Company’s guidelines include maximum loan-to-value (LTV) ratios, cash out limits, and minimum Fair Isaac & Company (FICO) credit scores. The specific guidelines are dependent on the individual characteristics of a loan (for example, whether the property is a primary or secondary residence, whether the loan is for investment property, whether the loan is for an initial purchase of a home or refinance of an existing home, and whether the loan is conforming or jumbo). These credit underwriting standards have limited the exposure to the types of loans that experienced high foreclosures and loss rates elsewhere in the industry during 2009 and the first quarter of 2010. There have been no significant changes to the LTV ratio or FICO credit score guidelines related to the Company’s First Mortgage or HELOC portfolios during the first quarter of 2010. At March 31, 2010, the weighted-average originated LTV ratios were 61% and 59% for the First Mortgage and HELOC portfolios, respectively, and the weighted-average originated FICO credit scores were 761 and 767 for the First Mortgage and HELOC portfolios, respectively.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company does not offer loans that allow for negative amortization and does not originate or purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO credit score of less than 620 at origination), unless the borrower has compensating credit factors. At March 31, 2010, approximately 2% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with FICO credit scores of less than 620.

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

	March 31, 2010	December 31, 2009
Loan delinquencies (1)	0.76%	0.87%
Nonaccrual loans	0.44%	0.46%
Allowance for credit losses	0.69%	0.61%

(1)	Loan delinquencies are defined as loans that are 30 days or more past due.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios, whose fair values totaled $23.4 billion and $8.9 billion at March 31, 2010, respectively. These portfolios include U.S. agency and non-agency residential mortgage-backed securities, U.S. agency notes, corporate debt securities, certificates of deposit, asset-backed securities, and commercial paper. U.S. agency residential mortgage-backed securities do not have explicit credit ratings, however management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. agencies. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined by the Company as loans to borrowers with a FICO credit score of 620 or higher at origination), and “Alt-A” (defined by the Company as Prime loans with reduced documentation at origination).

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The table below presents the credit ratings for U.S. agency and non-agency residential mortgage-backed securities available for sale and securities held to maturity, including Prime and Alt-A residential mortgage-backed securities, by year of origination. In some instances securities have divergent ratings from Moody’s, Fitch, or Standard & Poor’s. In these instances, the Company has used the lowest rating as of March 31, 2010, for purposes of presenting the table below. Residential mortgage-backed securities, particularly Alt-A securities, experienced deteriorating credit characteristics, including increased delinquencies and valuation pressure, in the first quarter of 2010. For a discussion of the impact of current market conditions on residential mortgage-backed securities, see “Current Market Environment.”

	AAA		AA to A		BBB		BB or Lower		Total
	Amortized Cost	Net Unrealized Gain (Loss)	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Gain (Loss)
U.S. agency residential mortgage-backed securities:
2005	$530	$7	$—	$—	$—	$—	$—	$—	$530	$7
2006	349	2	—	—	—	—	—	—	349	2
2007	553	18	—	—	—	—	—	—	553	18
2008	3,905	135	—	—	—	—	—	—	3,905	135
2009	8,818	105	—	—	—	—	—	—	8,818	105
2010	5,845	3	—	—	—	—	—	—	5,845	3

Total	20,000	270	—	—	—	—	—	—	20,000	270

Non-agency residential mortgage-backed securities:
2003	73	(5)	7	(1)	—	—	—	—	80	(6)
2004	121	(7)	76	(11)	12	(5)	—	—	209	(23)
2005	56	(4)	215	(18)	154	(18)	474	(114)	899	(154)
2006	11	—	36	(3)	—	—	608	(166)	655	(169)
2007	85	(3)	—	—	32	(4)	331	(64)	448	(71)

Total	346	(19)	334	(33)	198	(27)	1,413	(344)	2,291	(423)

Total residential mortgage-backed securities	$20,346	$251	$334	$(33)	$198	$(27)	$1,413	$(344)	$22,291	$(153)

% of Total residential mortgage-backed securities	91%		2%		1%		6%		100%

At March 31, 2010, all of the corporate debt securities and non-mortgage asset-backed securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard & Poor’s rating of “BBB-” or higher).

Concentration Risk Exposures

The Company has exposure to concentration risk when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry.

The fair value of the Company’s investments in residential mortgage-backed securities totaled $22.1 billion at March 31, 2010. Of these, $20.3 billion were U.S. agency securities and $1.9 billion were non-agency securities. The U.S. agency securities are included in securities available for sale and securities held to maturity and the non-agency securities are included in securities available for sale. Included in non-agency residential mortgage-backed securities are securities collateralized by Alt-A loans. At March 31, 2010, the amortized cost and fair value of Alt-A mortgage-backed securities were $596 million and $383 million, respectively.

The Company’s investments in corporate debt securities and commercial paper totaled $5.1 billion at March 31, 2010, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, securities held to maturity, cash and investments segregated and on deposit for regulatory purposes, cash and cash equivalents, and other securities owned in the Company’s condensed consolidated balance sheets. Included in corporate debt securities and commercial paper at March 31, 2010, were $3.1 billion of securities issued by financial institutions and guaranteed under the FDIC Temporary Liquidity Guarantee Program.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company’s loans to banking clients include $3.9 billion of first lien residential real estate mortgage loans at March 31, 2010. Approximately 75% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 75% of these interest-only loans are not scheduled to reset for three or more years. The Company’s interest-only loans do not include interest terms described as temporary introductory rates below current market rates. At March 31, 2010, 39% of the residential real estate mortgages and 48% of the home equity lines of credit balances were secured by properties which are located in California.

The Company also has exposure to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. U.S. Government and agency securities held as collateral for resale agreements totaled $10.0 billion at March 31, 2010.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record certain financial assets and liabilities at fair value, and to determine fair value disclosures. At March 31, 2010, $31.5 billion, or 40% of total assets, were recorded at fair value. At December 31, 2009, $32.7 billion, or 43% of total assets, were recorded at fair value. All of these assets were measured at fair value using quoted prices or market-based information and accordingly were classified as Level 1 or Level 2 measurements in accordance with the fair value hierarchy described in fair value measurement accounting guidance. Liabilities recorded at fair value were not material at March 31, 2010 or December 31, 2009. See “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 6. Fair Values of Assets and Liabilities” for more information on the Company’s assets and liabilities recorded at fair value.

The Company uses prices obtained from an independent third-party pricing service to measure the fair value of certain investment securities. The Company validates prices received from the pricing service using various methods, including comparison to prices received from additional pricing services, comparison to available quoted market prices, internal valuation models, and review of other relevant market data. The Company does not adjust the prices received from the independent third-party pricing service unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts. At March 31, 2010 and December 31, 2009, the Company did not adjust prices received from the independent third-party pricing service.

CRITICAL ACCOUNTING ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to these critical accounting estimates during the first quarter of 2010.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things:

•

the impact of current market conditions on the Company’s results of operations (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 3. Securities Available for Sale and Securities Held to Maturity” and “Current Market Environment”);

•

the impact of changes in the likelihood of guarantee payment obligations on the Company’s results of operations (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 5. Commitments and Contingent Liabilities”);

•

the impact of legal proceedings and regulatory matters (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 5. Commitments and Contingent Liabilities” and “Part II – Other Information – Item 1 – Legal Proceedings”);

•	target capital ratios (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 10. Regulatory Requirements” and “Liquidity and Capital Resources”); and

•	sources of liquidity, capital, and level of dividends (see “Liquidity and Capital Resources”).

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

Important factors that may cause actual results to differ include, but are not limited to:

•	changes in general economic and financial market conditions;

•	fluctuations in client asset values due to changes in equity valuations;

•	the performance of securities available for sale;

•	the level of interest rates, including yields available on money market mutual fund eligible instruments;

•	the amount of loans to the Company’s brokerage and banking clients;

•	unanticipated adverse developments in litigation or regulatory matters;

•	preliminary and final court approval regarding settlement of the civil class action litigation relating to the Schwab YieldPlus Fund;

•	amounts recovered on insurance policies;

•	the level of the Company’s stock repurchase activity;

•	the level of brokerage client cash balances and deposits from banking clients; and

•	the availability and terms of external financing.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

For discussion of the impact of current market conditions on asset management and administration fees, net interest revenue, and securities available for sale, see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Market Environment.”

The Company’s market risk related to financial instruments held for trading and forward sale and interest rate lock commitments related to its loans held for sale portfolio is not material.

Net Interest Revenue Simulation

The Company uses net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation model (the model) includes all interest-sensitive assets and liabilities. Key variables in the model include the repricing of financial instruments, prepayment and reinvestment assumptions, and product pricing assumptions. The Company uses constant balances and market rates in the model assumptions in order to minimize the

THE CHARLES SCHWAB CORPORATION

number of variables and to better isolate risks. The simulations involve assumptions that are inherently uncertain and, as a result, cannot precisely estimate net interest revenue or precisely predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to balance growth or decline and the timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies, including changes in asset and liability mix.

As represented by the simulations presented below, the Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets generally reprice more quickly than interest-bearing liabilities).

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in market interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months at March 31, 2010 and December 31, 2009. While the Company typically uses a gradual 200 basis point change, it revised the methodology at March 31, 2009, due to the current low levels of interest rates. The Company will use a gradual 100 basis point change until such time as the level of interest rates justifies a return to the previous methodology.

	March 31, 2010	December 31, 2009
Increase of 100 basis points	17.5%	16.8%
Decrease of 100 basis points	(6.7%)	(2.9%)

The sensitivities shown in the simulation reflect the fact that short-term interest rates in the first quarter of 2010 remained at historically low levels, including the federal funds target rate, which was unchanged at a range of zero to 0.25%. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources in a declining interest rate scenario. A decline in interest rates could therefore negatively impact the yield on the Company’s investment portfolio to a greater degree than any offsetting reduction in interest expense, further compressing net interest margin. Any increases in short-term interest rates result in a greater impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CHARLES SCHWAB CORPORATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see “Part I – Financial Information – Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 5. Commitments and Contingent Liabilities.”

Item 1A.	Risk Factors

During the first quarter of 2010, there have been no material changes to the risk factors in “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the first quarter of 2010:

Month	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in millions)
January:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	1	$19.34	N/A	N/A
February:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	25	$18.71	N/A	N/A
March:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	—	$—	N/A	N/A

Total:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	26	$18.73	N/A	N/A

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

Item 3.	Defaults Upon Senior Securities

None.

THE CHARLES SCHWAB CORPORATION

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Instance Document	(1,2)

101.SCH	XBRL Taxonomy Extension Schema	(1,2)

101.CAL	XBRL Taxonomy Extension Calculation	(1,2)

101.DEF	XBRL Extension Definition	(1,2)

101.LAB	XBRL Taxonomy Extension Label	(1,2)

101.PRE	XBRL Taxonomy Extension Presentation	(1,2)

(1)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.
(2)	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	May 7, 2010	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Executive Vice President and Chief Financial Officer