Form 10-Q
period 2010-06-30
SCHWAB CHARLES CORP
filed 2010-08-05
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

1,193,865,665 shares of $.01 par value Common Stock

Outstanding on July 23, 2010

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2010

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Revenues
Asset management and administration fees	$437	$486	$857	$988

Interest revenue	428	361	819	707
Interest expense	(46)	(59)	(111)	(99)

Net interest revenue	382	302	708	608

Trading revenue	233	272	442	531
Other	36	38	67	96
Net impairment losses on securities (1)	(8)	(13)	(16)	(27)

Total net revenues	1,080	1,085	2,058	2,196

Expenses Excluding Interest
Compensation and benefits	393	377	795	802
Professional services	84	64	164	124
Occupancy and equipment	68	97	136	178
Advertising and market development	43	49	105	107
Communications	53	54	105	107
Depreciation and amortization	36	41	73	83
Class action litigation reserve	—	—	196	—
Other	65	68	133	105

Total expenses excluding interest	742	750	1,707	1,506

Income before taxes on income	338	335	351	690
Taxes on income	(133)	(130)	(140)	(267)

Net Income	$205	$205	$211	$423

Weighted-Average Common Shares Outstanding — Diluted	1,195	1,160	1,191	1,158

Earnings Per Share — Basic	$.17	$.18	$.18	$.37
Earnings Per Share — Diluted	$.17	$.18	$.18	$.36

(1)

Net impairment losses on securities include total other-than-temporary impairment losses of $13 and $37, net of $5 and $24 recognized in other comprehensive income, for the three months ended June 30, 2010 and 2009, respectively. Net impairment losses on securities include total other-than-temporary impairment losses of $41 and $187, net of $25 and $160 recognized in other comprehensive income, for the six months ended June 30, 2010 and 2009, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$9,510	$8,241
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $10,151 at June 30, 2010 and $8,346 at December 31, 2009)	18,873	18,373
Receivables from brokers, dealers, and clearing organizations	506	560
Receivables from brokerage clients — net	9,874	8,627
Other securities owned — at fair value	401	916
Securities available for sale	23,703	22,120
Securities held to maturity (fair value — $9,738 at June 30, 2010 and $6,880 at December 31, 2009)	9,470	6,839
Loans to banking clients — net	7,825	7,348
Loans held for sale	49	104
Equipment, office facilities, and property — net	617	641
Goodwill	528	528
Other assets	939	1,134

Total assets	$82,295	$75,431

Liabilities and Stockholders’ Equity
Deposits from banking clients	$45,887	$38,820
Payables to brokers, dealers, and clearing organizations	1,405	2,373
Payables to brokerage clients	26,416	26,246
Accrued expenses and other liabilities	1,400	1,407
Long-term debt	1,308	1,512

Total liabilities	76,416	70,358

Stockholders’ equity:
Preferred stock — 9,940,000 shares authorized; $.01 par value per share; none issued	—	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,421,761,844 shares issued at June 30, 2010 and 1,392,091,544 shares issued at December 31, 2009	14	14
Additional paid-in capital	2,888	2,298
Retained earnings	7,310	7,243
Treasury stock, at cost — 228,034,290 shares at June 30, 2010 and 229,983,936 shares at December 31, 2009	(4,268)	(4,291)
Accumulated other comprehensive loss	(65)	(191)

Total stockholders’ equity	5,879	5,073

Total liabilities and stockholders’ equity	$82,295	$75,431

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$211	$423
Adjustments to reconcile net income to net cash provided by operating activities:
Net impairment losses on securities	16	27
Stock-based compensation	43	35
Depreciation and amortization	73	83
Other	(2)	(20)
Originations of loans held for sale	(810)	(1,900)
Proceeds from sales of loans held for sale	870	1,777
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	(500)	(839)
Receivables from brokers, dealers, and clearing organizations	57	275
Receivables from brokerage clients	(1,248)	(577)
Other securities owned	517	245
Other assets	116	28
Payables to brokers, dealers, and clearing organizations	299	416
Payables to brokerage clients	441	1,345
Accrued expenses and other liabilities	193	(212)

Net cash provided by operating activities	276	1,106

Cash Flows from Investing Activities
Purchases of securities available for sale	(8,542)	(5,511)
Proceeds from sales of securities available for sale	125	85
Principal payments on securities available for sale	7,028	2,869
Purchases of securities held to maturity	(4,506)	(2,464)
Principal payments on securities held to maturity	598	28
Net increase in loans to banking clients	(504)	(581)
Purchase of equipment, office facilities, and property	(54)	(69)
Other investing activities	4	(1)

Net cash used for investing activities	(5,851)	(5,644)

Cash Flows from Financing Activities
Net change in deposits from banking clients	6,625	7,864
Issuance of long-term debt	—	747
Repayment of long-term debt	(203)	(40)
Net proceeds from common stock offering	543	—
Dividends paid	(143)	(139)
Proceeds from stock options exercised and other	19	31
Other financing activities	3	(5)

Net cash provided by financing activities	6,844	8,458

Increase in Cash and Cash Equivalents	1,269	3,920
Cash and Cash Equivalents at Beginning of Period	8,241	5,442

Cash and Cash Equivalents at End of Period	$9,510	$9,362

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$93	$68
Income taxes	$130	$203

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

1.	Introduction and Basis of Presentation

The Charles Schwab Corporation (CSC) is a savings and loan holding company engaged, through its subsidiaries, in securities brokerage, banking, and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 302 domestic branch offices in 45 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, U.K. In addition, Schwab serves clients in Hong Kong through one of CSC’s subsidiaries. Other subsidiaries include Charles Schwab Bank (Schwab Bank), a federal savings bank, and Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab’s proprietary mutual funds, which are referred to as the Schwab Funds®.

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

Adoption of New Accounting Standards

Transfers of Financial Assets: On January 1, 2010, the Company adopted new guidance on accounting for transfers of financial assets for transfers occurring after January 1, 2010. This new guidance removes the concept of a qualifying special-purpose entity and amends the requirements for a transfer of a portion of a financial asset to be accounted for as a sale and related disclosures. This new standard applies to transfers of financial assets after January 1, 2010. There were no transfers of financial assets during the first half of 2010 for which this guidance was applicable.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

3.	Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$12,310	$218	$3	$12,525
Non-agency residential mortgage-backed securities	2,127	1	369	1,759
U.S. agency notes	3,796	32	—	3,828
Corporate debt securities	2,342	5	1	2,346
Certificates of deposit	2,050	1	1	2,050
Asset-backed securities	984	11	—	995
Commercial paper	200	—	—	200

Total securities available for sale	$23,809	$268	$374	$23,703

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$7,941	$261	$15	$8,187
Asset-backed securities	1,170	16	—	1,186
Corporate debt securities	359	6	—	365

Total securities held to maturity	$9,470	$283	$15	$9,738

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$11,601	$199	$21	$11,779
Non-agency residential mortgage-backed securities	2,460	—	519	1,941
U.S. agency notes	2,975	4	1	2,978
Corporate debt securities	2,368	13	1	2,380
Certificates of deposit	1,950	3	—	1,953
Asset-backed securities	1,077	12	—	1,089

Total securities available for sale	$22,431	$231	$542	$22,120

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$5,105	$36	$27	$5,114
Asset-backed securities	1,389	25	—	1,414
Corporate debt securities	345	7	—	352

Total securities held to maturity	$6,839	$68	$27	$6,880

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
June 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency residential mortgage-backed securities	$271	$2	$307	$1	$578	$3
Non-agency residential mortgage-backed securities	105	4	1,569	365	1,674	369
Corporate debt securities	750	1	—	—	750	1
Certificates of deposit	949	1	—	—	949	1

Total	$2,075	$8	$1,876	$366	$3,951	$374

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$442	$15	$—	$—	$442	$15

Total	$442	$15	$—	$—	$442	$15

Total securities with unrealized losses (1)	$2,517	$23	$1,876	$366	$4,393	$389

(1)	The number of investment positions with unrealized losses totaled 213 for securities available for sale and 3 for securities held to maturity.

	Less than 12 months		12 months or longer		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency residential mortgage-backed securities	$3,801	$11	$1,994	$10	$5,795	$21
Non-agency residential mortgage-backed securities	171	10	1,770	509	1,941	519
U.S. agency notes	864	1	—	—	864	1
Corporate debt securities	374	1	—	—	374	1

Total	$5,210	$23	$3,764	$519	$8,974	$542

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$1,885	$27	$—	$—	$1,885	$27

Total	$1,885	$27	$—	$—	$1,885	$27

Total securities with unrealized losses (1)	$7,095	$50	$3,764	$519	$10,859	$569

(1)	The number of investment positions with unrealized losses totaled 333 for securities available for sale and 30 for securities held to maturity.

Unrealized losses in securities available for sale of $374 million as of June 30, 2010, were concentrated in non-agency residential mortgage-backed securities. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined as loans to borrowers with a Fair Isaac & Company credit score of 620 or higher at origination), and “Alt-A” (defined as Prime loans with reduced documentation at origination). At June 30, 2010, the amortized cost and fair value of Alt-A residential mortgage-backed securities were $563 million and $368 million, respectively.

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

Certain Alt-A and Prime residential mortgage-backed securities experienced deteriorating credit characteristics in the first half of 2010, including increased payment delinquencies and increased losses on foreclosures of underlying mortgages as a result of housing price declines. Additionally, the securities have experienced a decrease in prepayment rates due to the slowing of general economic activity and heightened levels of unemployment. Forecasted home price fluctuations are an important variable in forecasting the expected loss severity and default rates. Based on the Company’s cash flow projections, management determined that it does not expect to recover all of the amortized cost of these securities and therefore determined that these securities were OTTI. The Company does not intend to sell the securities available for sale and it will not be required to sell these securities before anticipated recovery. The Company employs a buy and hold strategy relative to its mortgage-related securities. Further, the Company has an adequate liquidity position at June 30, 2010, with cash and cash equivalents totaling $9.5 billion, a loan-to-deposit ratio of 17%, adequate access to short-term borrowing facilities and regulatory capital ratios in excess of “well capitalized” levels. Because the Company does not intend to sell these securities and it is not “more likely than not” that the Company will be required to sell these securities, the Company recognized an impairment charge equal to the securities’ expected credit losses of $8 million and $16 million during the second quarter and first half of 2010, respectively. The expected credit losses were measured as the difference between the present value of expected cash flows and the amortized cost of the securities. Impairment charges recognized in earnings are included in net impairment losses on securities. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional impairment charges.

Actual credit losses on the Company’s residential mortgage-backed securities were not material during the second quarter or first half of 2010.

The following table is a rollforward of the amount of credit losses recognized in earnings for OTTI securities held by the Company during the period for which a portion of the impairment was recognized in other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$68	$14	$60	$—
Credit losses recognized into current period earnings on debt securities for which an other-than-temporary impairment was not previously recognized	1	5	4	27
Credit losses recognized into current period earnings on debt securities for which an other-than-temporary impairment was previously recognized	7	8	12	—

Balance at end of period	$76	$27	$76	$27

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The maturities of securities available for sale and securities held to maturity at June 30, 2010, are as follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Securities available for sale:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$122	$12,403	$12,525
Non-agency residential mortgage-backed securities (1)	—	—	27	1,732	1,759
U.S. agency notes	50	3,778	—	—	3,828
Corporate debt securities	1,702	644	—	—	2,346
Certificates of deposit	1,850	200	—	—	2,050
Asset-backed securities	—	829	166	—	995
Commercial paper	200	—	—	—	200

Total fair value	$3,802	$5,451	$315	$14,135	$23,703
Total amortized cost	$3,797	$5,412	$308	$14,292	$23,809

Securities held to maturity:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$—	$8,187	$8,187
Asset-backed securities	—	1,075	111	—	1,186
Corporate debt securities	195	170	—	—	365

Total fair value	$195	$1,245	$111	$8,187	$9,738
Total amortized cost	$192	$1,226	$111	$7,941	$9,470

(1)

Residential mortgage-backed securities have been allocated over maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because a certain portion of loans underlying these securities require scheduled principal payments and borrowers have the right to prepay obligations.

Proceeds and gross realized gains (losses) from sales of securities available for sale are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Proceeds	$125	$85	$125	$85
Gross realized gains	$—	$—	$—	$—
Gross realized losses	$—	$—	$—	$—

Realized gains and losses from sales of securities available for sale, if any, are included in other revenue.

4.	Loans to Banking Clients and Related Allowance for Credit Losses

The composition of the loan portfolio is as follows:

	June 30, 2010	December 31, 2009
Residential real estate mortgages	$3,962	$3,710
Home equity lines of credit	3,418	3,304
Secured personal loans	479	366
Other	17	13

Total loans to banking clients	7,876	7,393
Allowance for credit losses	(51)	(45)

Total loans to banking clients – net	$7,825	$7,348

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Included in the loan portfolio are nonaccrual loans totaling $39 million and $34 million at June 30, 2010, and December 31, 2009, respectively. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $43 million and $37 million at June 30, 2010, and December 31, 2009, respectively. There were no loans accruing interest that were contractually 90 days or more past due at June 30, 2010, or December 31, 2009. The amount of interest revenue that would have been earned on nonaccrual loans, versus interest revenue recognized on these loans, was not material to the Company’s results of operations for the first half of 2010 or 2009.

Changes in the allowance for credit losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$53	$28	$45	$20
Charge-offs	(4)	(4)	(10)	(5)
Recoveries	1	—	1	—
Provision for credit losses	1	17	15	26

Balance at end of period	$51	$41	$51	$41

5.	Commitments and Contingent Liabilities

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company satisfies the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the clearing houses, which are issued by multiple banks. At June 30, 2010, the aggregate face amount of these LOCs totaled $445 million. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At June 30, 2010, the aggregate face amount of these LOCs totaled $13 million. There were no funds drawn under any of these LOCs at June 30, 2010.

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

On March 30, 2010, the court granted plaintiffs’ motion for summary judgment holding defendants liable for plaintiffs’ state law claim regarding changes to the investment policy of the Bond Fund, which plaintiffs alleged were made without shareholder approval in violation of Section 13(a) of the Investment Company Act of 1940. On April 5, 2010, defendants filed a motion for interlocutory appeal of this ruling, which the court denied at a hearing on April 26, 2010. On April 8, 2010, the court issued an order denying defendants’ motion for summary judgment on plaintiffs’ federal law claims. On April 23, 2010, the Company entered into a settlement agreement with plaintiffs in which the Company, without admitting liability, agreed to a total of $200 million to resolve plaintiffs’ federal law claims. On May 14, 2010, the Company entered into a settlement agreement with plaintiffs in which the Company, without admitting liability, agreed to resolve plaintiffs’ state law claim for $35 million. The settlement agreements were preliminarily approved by the court on May 26, 2010, and remain subject to final court approval. For the six months ended June 30, 2010, the Company has accrued a reserve of $196 million in connection with the lawsuit, reflecting the preliminary settlements, net of insurance proceeds of $39 million under applicable policies. The Company will continue to evaluate the reserve pending final resolution of the litigation; actual liability could be higher or lower than the amount reserved.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Separately, the Company has been responding to investigations by federal and state regulators regarding these matters. On October 14, 2009, the Company received a Wells notice from the staff of the Securities and Exchange Commission (SEC) regarding the staff’s preliminary determination to recommend the filing of a civil enforcement action against Schwab Investments, CSIM, Schwab, and the president of the Bond Fund for possible violations of the securities laws with respect to the fund. On October 27, 2009, the Company also received a Wells notice from FINRA regarding a preliminary determination to recommend disciplinary action against Schwab for possible violation of securities laws and FINRA rules with respect to the fund. The Company has responded to the notices to explain why it believes enforcement charges are unwarranted, and has been in discussions with the SEC and FINRA staff and state regulators regarding potential settlement of civil regulatory charges. Given the status of those discussions, the Company is unable to predict whether a settlement with the SEC or other regulators is probable, or to estimate the range of any potential liability, and therefore has not established a reserve in connection therewith. Although the Company believes it has strong defenses if enforcement proceedings were instituted, any adverse judgment could result in the imposition of disgorgement, penalties, and other monetary and injunctive relief against the Company.

In addition to the above matters, as of June 30, 2010, the Company remained the subject of 145 individual arbitration claims seeking $26 million in damages relating to investments in the Bond Fund, for which the Company has been accruing reserves.

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

Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurement accounting guidance describes the fair value hierarchy for disclosing assets and liabilities measured at fair value based on the inputs used to value them. The fair value hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are based on market pricing data obtained from sources independent of the Company. A quoted price in an active market provides the most reliable evidence of fair value and is generally used to measure fair value whenever available. Unobservable inputs reflect management’s judgment about the assumptions market participants would use in pricing the asset or liability. Where inputs used to measure fair value of an asset or liability are from different levels of the hierarchy, the asset or liability is categorized based on the lowest level input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input requires judgment. The fair value hierarchy includes three levels based on the objectivity of the inputs as follows:

•

Level 1 inputs are quoted prices in active markets as of the measurement date for identical assets or liabilities that the Company has the ability to access. This category includes active exchange-traded money market funds, mutual

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

funds, and equity securities. The Company did not transfer any assets or liabilities between Level 1 and Level 2 as of June 30, 2010, or December 31, 2009.

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

•

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company did not have any financial assets or liabilities utilizing Level 3 inputs as of June 30, 2010, or December 31, 2009.

Assets and Liabilities Recorded at Fair Value

The Company’s assets recorded at fair value include certain investments segregated and on deposit for regulatory purposes, other securities owned, and securities available for sale. The Company uses prices obtained from an independent third-party pricing service to measure the fair value of investment securities categorized as Level 2. The Company validates prices received from the pricing service using various methods including comparison to prices received from additional pricing services, comparison to quoted market prices, where available, comparison to internal valuation models, and review of other relevant market data. The Company does not adjust the prices received from the independent third-party pricing service unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts. At June 30, 2010, and December 31, 2009, the Company did not adjust prices received from the independent third-party pricing service. Liabilities recorded at fair value are not material.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets
Cash equivalents:
Money market funds	$1,097	$—	$—	$1,097
Certificates of deposit	—	950	—	950
Commercial paper	—	1,522	—	1,522

Total cash equivalents	1,097	2,472	—	3,569
Investments segregated and on deposit for regulatory purposes:
U.S. Government securities	—	1,505	—	1,505
Corporate debt securities	—	2,181	—	2,181
Certificates of deposit	—	2,024	—	2,024

Total investments segregated and on deposit for regulatory purposes	—	5,710	—	5,710
Other securities owned:
Schwab Funds® money market funds	233	—	—	233
Equity and bond mutual funds	94	—	—	94
State and municipal debt obligations	—	48	—	48
Equity, U.S. Government and corporate debt, and other securities	3	23	—	26

Total other securities owned	330	71	—	401
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	12,525	—	12,525
Non-agency residential mortgage-backed securities	—	1,759	—	1,759
U.S. agency notes	—	3,828	—	3,828
Corporate debt securities	—	2,346	—	2,346
Certificates of deposit	—	2,050	—	2,050
Asset-backed securities	—	995	—	995
Commercial paper	—	200	—	200

Total securities available for sale	—	23,703	—	23,703

Total assets at fair value	$1,427	$31,956	$—	$33,383

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets
Cash equivalents (1) :
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

Fair Value of Assets and Liabilities Not Recorded at Fair Value

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of assets and liabilities not recorded at fair value are described below. There were no significant changes in these methodologies or assumptions during the first half of 2010.

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

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Securities held to maturity	$9,470	$9,738	$6,839	$6,880
Loans to banking clients – net	$7,825	$7,732	$7,348	$6,888
Loans held for sale	$49	$51	$104	$107
Financial Liabilities:
Long-term debt	$1,308	$1,401	$1,512	$1,580

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

7.	Equity Offering

On January 26, 2010, the Company completed the sale of 29,670,300 shares of its common stock, $.01 par value, at a public offering price of $19.00 per share. Net proceeds received from the offering were $543 million and were used to support the Company’s balance sheet growth, including expansion of its deposit base and migration of certain client balances from money market funds into Schwab Bank.

8.	Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$205	$205	$211	$423
Other comprehensive income:
Change in net unrealized loss on securities available for sale:
Unrealized gain on Non-OTTI securities	91	265	188	344
Unrealized (loss) gain on OTTI securities	(24)	(50)	1	(52)
OTTI charges recognized in earnings	8	13	16	27
Income tax effect	(29)	(90)	(79)	(128)

Total other comprehensive income	46	138	126	191

Comprehensive income	$251	$343	$337	$614

Accumulated other comprehensive loss represents cumulative gains and losses that are not reflected in earnings. Accumulated other comprehensive loss balances were:

	Net unrealized loss on securities available for sale		Total accumulated other comprehensive loss
	Portion of unrealized loss on Non-OTTI securities	Portion of unrealized loss on OTTI securities
Balance at December 31, 2008	$(553)	$—	$(553)
Reclassification of OTTI securities	97	(97)	—
Other net change	191	—	191

Balance at June 30, 2009	$(265)	$(97)	$(362)

Balance at December 31, 2009	$(77)	$(114)	$(191)
Reclassification of OTTI securities	21	(21)	—
Other net change	101	25	126

Balance at June 30, 2010	$45	$(110)	$(65)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income available to common shareholders (1)	$205	$205	$211	$423

Weighted-average common shares outstanding – basic	1,191	1,156	1,187	1,154
Common stock equivalent shares related to stock incentive plans	4	4	4	4

Weighted-average common shares outstanding – diluted (2)	1,195	1,160	1,191	1,158

Basic EPS	$.17	$.18	$.18	$.37
Diluted EPS	$.17	$.18	$.18	$.36

(1)	Net income available to participating securities (unvested restricted shares) was not material for the second quarters and first halves of 2010 or 2009.

(2)

Total antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS were 38 million and 39 million shares for the second quarters of 2010 and 2009, respectively, and 38 million and 39 million shares for the first halves of 2010 and 2009, respectively.

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

Schwab Bank is required to maintain a capital level that at least equals minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. At June 30, 2010, CSC and Schwab Bank met the capital level requirements.

The regulatory capital and ratios for Schwab Bank at June 30, 2010, are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$3,788	24.0%	$631	4.0%	$947	6.0%
Total Capital	$3,839	24.3%	$1,262	8.0%	$1,578	10.0%
Tier 1 Leverage	$3,788	7.6%	$1,993	4.0%	$2,491	5.0%
Tangible Equity	$3,788	7.6%	$996	2.0%	N/A

N/A Not applicable.

Based on its regulatory capital ratios at June 30, 2010, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events since June 30, 2010, that management believes have changed Schwab Bank’s capital category.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Schwab is subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule). Schwab computes net capital under the alternative method permitted by the Uniform Net Capital Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent company or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement. At June 30, 2010, 2% of aggregate debit balances was $221 million, which exceeded the minimum dollar requirement for Schwab of $250,000. At June 30, 2010, Schwab’s net capital was $1.2 billion (11% of aggregate debit balances), which was $986 million in excess of its minimum required net capital and $655 million in excess of 5% of aggregate debit balances.

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

Selected financial information for the Company’s reportable segments is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues:
Investor Services	$721	$705	$1,362	$1,411
Institutional Services	359	380	696	785
Unallocated	—	—	—	—

Total net revenues	$1,080	$1,085	$2,058	$2,196

Income before taxes on income:
Investor Services	$218	$216	$330	$458
Institutional Services	118	146	213	318
Unallocated (1)	2	(27)	(192)	(86)

Income before taxes on income	338	335	351	690
Taxes on income	(133)	(130)	(140)	(267)

Net income	$205	$205	$211	$423

(1)

Includes the recognition of a class action litigation reserve of $196 million in the first half of 2010 and facilities and severance charges relating to the Company’s cost reduction measures in the second quarter and first half of 2009.

12.	Subsequent Event

On July 22, 2010, the Company issued $600 million of Senior Notes that mature in 2020 under CSC’s universal automatic shelf registration statement on file with the SEC. The Senior Notes have a fixed interest rate of 4.45% with interest payable semi-annually.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key financial and non-financial metrics in evaluating the Company’s financial position and operating performance. Results for the second quarters and first halves of 2010 and 2009 are shown in the following table:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2010	2009		2010	2009
Client Activity Metrics:
Net new client assets (1) (in billions)	$(37.5)	$17.3	N/M	$(14.2)	$42.6	N/M
Client assets (in billions, at quarter end)	1,361.5	1,224.3	11%
Clients’ daily average trades (2) (in thousands)	436.6	430.8	1%	426.2	436.3	(2%)

Company Financial Metrics:
Net revenues	$1,080	$1,085	—	$2,058	$2,196	(6%)
Expenses excluding interest	742	750	(1%)	1,707	1,506	13%

Income before taxes on income	338	335	1%	351	690	(49%)
Taxes on income	(133)	(130)	2%	(140)	(267)	(48%)

Net income	$205	$205	—	$211	$423	(50%)

Earnings per share – diluted	$.17	$.18	(6%)	$.18	$.36	(50%)
Net revenue decline from prior year	—	(17%)		(6%)	(16%)
Pre-tax profit margin	31.3%	30.9%		17.1%	31.4%
Return on stockholders’ equity (annualized)	14%	18%		8%	20%
Annualized net revenue per average full-time equivalent employee (in thousands)	$343	$356	(4%)	$327	$351	(7%)

(1)	Includes net outflows of $51.5 billion in the second quarter of 2010 related to the planned deconversion of a mutual fund clearing services client.
(2)

Beginning in the first quarter of 2010, amounts include all commission free trades, including the Company’s Mutual Fund OneSource® funds and Exchange-Traded Funds, and other proprietary products. Prior period amounts have been recast to reflect this change.

N/M Not meaningful.

Short-term interest rates showed sequential improvement during the second quarter as the three-month LIBOR rose by 24 basis points to 0.53% (while remaining below year-earlier levels). The federal funds target rate remained unchanged during the quarter at a range of zero to 0.25%. At the same time, while the Nasdaq Composite Index, the Standard and Poor’s 500 Index, and the Dow Jones Industrial Average decreased sequentially during the second quarter, these indices ended the quarter up by 15%, 12%, and 16%, respectively, from the second quarter of 2009.

The Company’s ongoing focus on expanding and improving products, services, and value for its clients was reflected in continued strength in its key client activity metrics during the second quarter of 2010 — net new client assets totaled $14.0 billion, excluding outflows relating to a single Mutual Fund Clearing client who completed a planned transfer to an internal platform in the second quarter, and total client assets ended the second quarter at $1.36 trillion, up 11% from the second quarter of 2009. In addition, clients’ daily average trades of 436,600 were the highest in four quarters.

Net revenues were relatively flat in the second quarter of 2010 compared to the second quarter of 2009 primarily due to an increase in net interest revenue, offset by decreases in asset management and administration fees and trading revenue. Net interest revenue increased due to higher average balances of interest-earning assets during the quarter. Asset management and administration fees decreased due to money market mutual fund fee waivers of $113 million, partially offset by the effect of higher average equity market valuations combined with continued asset inflows. Money market mutual fund fee waivers were $30 million in the second quarter of 2009. Trading revenue decreased due to lower average revenue earned per revenue trade as a result of lower online trade commissions, which were implemented in January 2010.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net revenues decreased by 6% in the first half of 2010 compared to the first half of 2009 primarily due to decreases in asset management and administration fees, trading revenue, and other revenue, offset by an increase in net interest revenue. Asset management and administration fees decreased primarily due to money market mutual fund fee waivers of $238 million, partially offset by the effect of higher average equity market valuations combined with continued asset inflows. Money market mutual fund fee waivers were $36 million in the first half of 2009. Trading revenue decreased due to lower average revenue earned per revenue trade and lower daily average revenue trades. Other revenue decreased due to a gain of $26 million on the repurchase of a portion of the Company’s long-term debt in the first half of 2009. The increase in net interest revenue resulted from higher average balances of interest-earning assets during the first half of 2010, partially offset by a decrease in the average yield earned compared to the year earlier period.

Expenses excluding interest were also relatively flat in the second quarter of 2010 compared to the second quarter of 2009 as a result of the Company’s ongoing expense discipline.

Expenses excluding interest increased by 13% in the first half of 2010 compared to the first half of 2009 primarily due to the recognition of a class action litigation reserve of $196 million relating to the Schwab YieldPlus Fund® in the first quarter of 2010. For further discussion of the Schwab YieldPlus Fund litigation and regulatory matters, see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 5. Commitments and Contingent Liabilities.”

Subsequent Event

On July 22, 2010, the Company issued $600 million of Senior Notes that mature in 2020 under CSC’s universal automatic shelf registration statement on file with the Securities and Exchange Commission (SEC). The Senior Notes have a fixed interest rate of 4.45% with interest payable semi-annually.

CURRENT MARKET AND REGULATORY ENVIRONMENT

While improvements in the equity markets from their March 2009 lows and increases in short-term interest rates helped to strengthen the Company’s net revenues in the second quarter and first half of 2010, the interest rate environment remains challenging and may continue to limit growth in the Company’s net revenues.

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

The Company recorded net impairment charges of $8 million and $16 million related to certain non-agency residential mortgage-backed securities in the second quarter and first half of 2010, respectively, due to credit deterioration of the securities’ underlying collateral. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional impairment charges.

The “Dodd-Frank Wall Street Reform and Consumer Protection Act” was signed into law on July 21, 2010. Among other things, the legislation authorizes various assessments and fees, requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions and contains several provisions that could increase the Federal Deposit Insurance Corporation (FDIC) deposit insurance premiums paid by the Company. CSC is currently reviewing the impact the legislation will have on the Company’s business, financial condition, and results of operations.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

The following discussion presents an analysis of the Company’s results of operations for the second quarter and first half of 2010 compared to the same periods in 2009.

Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. Asset management and administration fees and trading revenue decreased, while net interest revenue increased in the second quarter and first half of 2010 compared to the same periods in 2009.

Three Months Ended June 30,		2010		2009
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Mutual fund service fees:
Proprietary funds (Schwab Funds® and Laudus Funds®)	(46%)	$144	13%	$269	25%
Mutual Fund OneSource®	46%	153	14%	105	10%
Clearing and other	27%	28	3%	22	2%
Investment management and trust fees	33%	85	8%	64	6%
Other	4%	27	2%	26	2%

Asset management and administration fees	(10%)	437	40%	486	45%

Net interest revenue
Interest revenue	19%	428	39%	361	33%
Interest expense	(22%)	(46)	(4%)	(59)	(5%)

Net interest revenue	26%	382	35%	302	28%

Trading revenue
Commissions	(8%)	214	20%	233	21%
Principal transactions	(51%)	19	2%	39	4%

Trading revenue	(14%)	233	22%	272	25%

Other	(5%)	36	4%	38	3%

Net impairment losses on securities	(38%)	(8)	(1%)	(13)	(1%)

Total net revenues	—	$1,080	100%	$1,085	100%

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Six Months Ended June 30,		2010		2009
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Mutual fund service fees:
Proprietary funds (Schwab Funds® and Laudus Funds®)	(50%)	$285	14%	$573	26%
Mutual Fund OneSource®	55%	302	15%	195	9%
Clearing and other	28%	55	3%	43	2%
Investment management and trust fees	25%	161	8%	129	6%
Other	13%	54	2%	48	2%

Asset management and administration fees	(13%)	857	42%	988	45%

Net interest revenue
Interest revenue	16%	819	40%	707	32%
Interest expense	12%	(111)	(6%)	(99)	(4%)

Net interest revenue	16%	708	34%	608	28%

Trading revenue
Commissions	(12%)	407	20%	462	21%
Principal transactions	(49%)	35	1%	69	3%

Trading revenue	(17%)	442	21%	531	24%

Other	(30%)	67	4%	96	4%

Net impairment losses on securities	(41%)	(16)	(1%)	(27)	(1%)

Total net revenues	(6%)	$2,058	100%	$2,196	100%

Asset Management and Administration Fees

Asset management and administration fees include mutual fund service fees and fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for shareholder services, administration, investment management, and transfer agent services (through July 2009) provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. These fees are based upon the daily balances of client assets invested in the Company’s proprietary funds and third-party funds. The Company also earns asset management fees for advisory and managed account services, which are based on the daily balances of client assets subject to the specific fee for service. The fair values of client assets included in proprietary and third-party mutual funds are based on quoted market prices and other observable market data. Asset management and administration fees may vary with changes in the balances of client assets due to market fluctuations and client activity. For discussion of the impact of current market conditions on asset management and administration fees, see “Current Market and Regulatory Environment.”

As shown in the following table, asset management and administration fees decreased by $49 million, or 10%, and $131 million, or 13%, in the second quarter and first half of 2010 compared to the same periods in 2009, respectively. This decrease was due to the decrease in mutual fund service fees, offset by increases in investment management and trust and other fees.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2010	2009		2010	2009
Asset management and administration fees before money market mutual fund fee waivers	$550	$516	7%	$1,095	$1,024	7%
Money market mutual fund fee waivers	(113)	(30)	N/M	(238)	(36)	N/M

Asset management and administration fees	$437	$486	(10%)	$857	$988	(13%)

N/M Not meaningful.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Mutual fund service fees decreased by $71 million, or 18%, and $169 million, or 21%, in the second quarter and first half of 2010 compared to the same periods in 2009, respectively, primarily due to money market mutual fund fee waivers. Given the low interest rate environment in the second quarters and first halves of 2010 and 2009, the overall yields on certain Schwab-sponsored money market mutual funds have fallen to levels at or below the management fees on those funds. As a result, the Company waived a portion of its fees in the second quarters and first halves of 2010 and 2009, in order to provide a positive return to clients. The decrease in mutual fund service fees was partially offset by higher average balances of client assets invested in the Company’s Mutual Fund OneSource funds as a result of higher average equity market valuations combined with continued asset inflows.

Investment management and trust fees increased by $21 million, or 33%, and $32 million, or 25%, in the second quarter and first half of 2010 compared to the same periods in 2009, respectively, primarily due to higher average balances of client assets participating in advisory and managed account services programs. This increase was partially offset by temporary fee rebates of $23 million and $52 million in the second quarter and first half of 2010, respectively, offered to qualifying clients for choosing to participate in these programs.

Net Interest Revenue

Net interest revenue is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. The Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets generally reprice more quickly than interest-bearing liabilities). When interest rates fall, the Company may attempt to mitigate some of this negative impact by extending the maturities of assets in investment portfolios to lock-in asset yields as well as by lowering rates paid to clients on interest-bearing liabilities. Since the Company establishes the rates paid on certain brokerage client cash balances and deposits from banking clients, as well as the rates charged on receivables from brokerage clients, and also controls the composition of its investment securities, it has some ability to manage its net interest spread. However, the spread is influenced by external factors such as the interest rate environment and competition. For discussion of the impact of current market conditions on net interest revenue, see “Current Market and Regulatory Environment.”

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

Three Months Ended June 30,	2010			2009
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$7,226	$5	0.28%	$8,462	$10	0.47%
Cash and investments segregated	19,007	14	0.30%	16,287	22	0.54%
Broker-related receivables (1)	341	—	0.10%	329	—	0.17%
Receivables from brokerage clients	8,917	111	4.99%	6,262	82	5.25%
Other securities owned (2)	46	—	0.51%	—	—	—
Securities available for sale (3)	23,615	124	2.11%	17,056	128	3.01%
Securities held to maturity	9,168	86	3.76%	986	10	4.07%
Loans to banking clients	7,785	68	3.50%	6,470	59	3.66%
Loans held for sale	51	1	5.00%	148	2	5.42%

Total interest-earning assets	76,156	409	2.15%	56,000	313	2.24%

Other interest revenue		19			48

Total interest-earning assets	$76,156	$428	2.25%	$56,000	$361	2.58%

Funding sources:
Deposits from banking clients	$43,076	$25	0.23%	$29,423	$26	0.35%
Payables to brokerage clients	22,168	1	0.02%	17,459	1	0.02%
Long-term debt	1,309	19	5.82%	1,028	15	5.85%

Total interest-bearing liabilities	66,553	45	0.27%	47,910	42	0.35%

Non-interest-bearing funding sources	9,603			8,090
Provision for credit losses		1			17

Total funding sources	$76,156	$46	0.24%	$56,000	$59	0.42%
Net interest revenue		$382	2.01%		$302	2.16%

(1)	Includes receivables from brokers, dealers, and clearing organizations. Interest revenue on broker-related receivables was less than $500,000 in the second quarters of 2010 and 2009.
(2)	Interest revenue on other securities owned was less than $500,000 in the second quarter of 2010.
(3)	Amounts have been calculated based on amortized cost.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Six Months Ended June 30,	2010			2009
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$7,636	$10	0.26%	$6,996	$20	0.58%
Cash and investments segregated	18,924	25	0.27%	15,424	51	0.67%
Broker-related receivables (1)	302	—	—	341	—	0.27%
Receivables from brokerage clients	8,501	211	5.01%	6,178	165	5.39%
Other securities owned (2)	148	—	0.45%	—	—	—
Securities available for sale (3)	23,177	252	2.19%	16,368	262	3.23%
Securities held to maturity	7,795	145	3.75%	716	15	4.22%
Loans to banking clients	7,675	135	3.55%	6,346	116	3.69%
Loans held for sale	68	2	4.91%	147	4	5.49%

Total interest-earning assets	74,226	780	2.12%	52,516	633	2.43%

Other interest revenue		39			74

Total interest-earning assets	$74,226	$819	2.22%	$52,516	$707	2.71%

Funding sources:
Deposits from banking clients	$41,651	$56	0.27%	$26,994	$41	0.31%
Payables to brokerage clients	21,708	1	0.01%	16,843	2	0.02%
Long-term debt	1,375	39	5.72%	932	29	6.27%

Total interest-bearing liabilities	64,734	96	0.30%	44,769	72	0.32%

Non-interest-bearing funding sources	9,492			7,747
Provision for credit losses		15			26
Other interest expense		—			1

Total funding sources	$74,226	$111	0.30%	$52,516	$99	0.38%

Net interest revenue		$708	1.92%		$608	2.33%

(1)	Includes receivables from brokers, dealers, and clearing organizations. Interest revenue on broker-related receivables was less than $500,000 in the first halves of 2010 and 2009.
(2)	Interest revenue on other securities owned was less than $500,000 in the first half of 2010.
(3)	Amounts have been calculated based on amortized cost.

Net interest revenue increased in the second quarter and first half of 2010 compared to the same periods in 2009 due to higher average balances of interest-earning assets. This resulted from significant growth in average balances of deposits from banking clients, which in turn funded increases in the average balances of securities available for sale, securities held to maturity, and loans to banking clients. These interest-earning assets are invested at rates above the cost of supporting funding sources. The increase in net interest revenue was partially offset by the low interest rate environment that persisted in the second quarter and first half of 2010, which resulted in the decline in the yields of almost all interest-earning assets compared to the second quarter and first half of 2009.

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

Trading revenue decreased by $39 million, or 14%, in the second quarter of 2010 compared to the second quarter of 2009 due to lower average revenue earned per revenue trade. Trading revenue decreased by $89 million, or 17%, in the first half of 2010 compared to the first half of 2009 due to lower average revenue earned per revenue trade and lower daily average revenue trades.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

As shown in the following table, daily average revenue trades decreased 4% in the first half of 2010 primarily due to lower volumes of equity and principal transaction trades, partially offset by a higher volume of option trades. Average revenue earned per revenue trade decreased 12% and 11% in the second quarter and first half of 2010, respectively, primarily due to lower average revenue earned per revenue trade for equity securities as a result of lower online trade commissions, which were implemented in January 2010.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2010	2009		2010	2009
Daily average revenue trades (in thousands) (1)	302.9	301.2	1%	289.5	302.1	(4%)
Number of trading days	63.0	63.0	—	124.0	124.0	—
Average revenue earned per revenue trade	$12.15	$13.84	(12%)	$12.36	$13.95	(11%)

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

Other Revenue

Other revenue includes gains on the repurchases of long-term debt, gains and losses on sales of loans held for sale, service fees, and software maintenance fees. Other revenue decreased by $29 million, or 30%, in the first half of 2010 from the first half of 2009 due to a gain of $26 million on the repurchase of a portion of the Company’s long-term debt in the first half of 2009.

Net Impairment Losses on Securities

The Company recorded net impairment charges of $8 million and $16 million in the second quarter and first half of 2010, respectively. Net impairment charges were $13 million and $27 million in the second quarter and first half of 2009, respectively. These charges related to certain non-agency residential mortgage-backed securities in the Company’s available for sale portfolio as a result of credit deterioration of the securities’ underlying collateral. See “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 3. Securities Available for Sale and Securities Held to Maturity” for further discussion.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses Excluding Interest

As shown in the table below, expenses excluding interest were relatively flat in the second quarter of 2010 compared to the second quarter of 2009, primarily due to decreases in occupancy and equipment expense and advertising and market development expense, partially offset by increases in professional services expense and compensation and benefits expense. Expenses excluding interest increased in the first half of 2010 compared to the first half of 2009, primarily due to the recognition of a class action litigation reserve relating to the Schwab YieldPlus Fund in the first quarter of 2010. Expenses excluding interest also increased in the first half of 2010 due to increases in professional services expense and other expense, partially offset by a decrease in occupancy and equipment expense.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2010	2009		2010	2009
Compensation and benefits	$393	$377	4%	$795	$802	(1%)
Professional services	84	64	31%	164	124	32%
Occupancy and equipment	68	97	(30%)	136	178	(24%)
Advertising and market development	43	49	(12%)	105	107	(2%)
Communications	53	54	(2%)	105	107	(2%)
Depreciation and amortization	36	41	(12%)	73	83	(12%)
Class action litigation reserve	—	—	—	196	—	N/M
Other	65	68	(4%)	133	105	27%

Total expenses excluding interest	$742	$750	(1%)	$1,707	$1,506	13%

Expenses as a percentage of total net revenues:
Total expenses excluding interest	69%	69%		83%	69%
Advertising and market development	4%	5%		5%	5%

N/M Not meaningful.

Compensation and Benefits

Compensation and benefits expense includes salaries and wages, incentive compensation, and related employee benefits and taxes. Incentive compensation primarily includes variable compensation and discretionary bonus costs. Variable compensation includes payments to certain individuals based on their sales performance. Discretionary bonus costs are based on the Company’s overall performance as measured by earnings per share, and therefore will fluctuate with this measure.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Compensation and benefits expense increased by $16 million, or 4%, in the second quarter of 2010 compared to the second quarter of 2009 primarily due to increases in salaries and wages expense and incentive compensation. Compensation and benefits expense decreased by $7 million, or 1%, in the first half of 2010 compared to the first half of 2009 primarily due to a decrease in salaries and wages expense, partially offset by an increase in incentive compensation. The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Percent Change	2010	2009	Percent Change
Salaries and wages	$237	$226	5%	$473	$499	(5%)
Incentive compensation (1)	97	85	14%	195	170	15%
Employee benefits and other	59	66	(11%)	127	133	(5%)

Total compensation and benefits expense	$393	$377	4%	$795	$802	(1%)

Compensation and benefits expense as a percentage of total net revenues:
Salaries and wages	22%	21%		23%	23%
Incentive compensation	9%	8%		10%	8%
Employee benefits and other	5%	6%		6%	6%

Total compensation and benefits expense	36%	35%		39%	37%

Full-time equivalent employees (in thousands) (2)
At quarter end	12.5	12.1	3%
Average	12.6	12.2	3%	12.6	12.5	1%

(1)	Includes variable compensation, discretionary bonus costs, stock-based compensation, and employee stock purchase plan expense.
(2)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

Salaries and wages increased in the second quarter of 2010 compared to the second quarter of 2009 primarily due to an increase in persons employed on a contract basis. Salaries and wages decreased in the first half of 2010 compared to the first half of 2009 primarily due to severance expense of $56 million in the first half of 2009 relating to the Company’s cost reduction measures. This decrease was partially offset by an increase in persons employed on a contract basis.

Incentive compensation increased in the second quarter and first half of 2010 compared to the same periods in 2009 primarily due to higher variable compensation based on sales performance in the Company’s branch offices.

Expenses Excluding Compensation and Benefits

Professional services expense increased in the second quarter and first half of 2010 compared to the same periods in 2009 primarily due to an increase in fees paid to outsourced service providers and consultants.

Occupancy and equipment expense decreased in the second quarter and first half of 2010 compared to the same periods in 2009 primarily due to facilities charges of $28 million and $43 million in the second quarter and first half of 2009, respectively, relating to the Company’s cost reduction measures.

Advertising and market development expense decreased in the second quarter of 2010 compared to the second quarter of 2009 primarily due to lower media spending.

Depreciation and amortization expense decreased in the second quarter and first half of 2010 compared to the same periods in 2009 due to lower capital expenditures.

In the first quarter of 2010, the Company recognized a class action litigation reserve of $196 million relating to the Schwab YieldPlus Fund. For further discussion of the Schwab YieldPlus Fund litigation and regulatory matters, see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 5. Commitments and Contingent Liabilities.”

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Other expense in the first half of 2009 included charges of $21 million for individual client complaints and arbitration claims relating to Schwab YieldPlus Fund investments, offset by $34 million of insurance recoveries, resulting in a net credit of $13 million, respectively. These expenses were not material in the second quarter and first half of 2010. Other expense also increased in the first half of 2010 compared to the first half of 2009 due to an increase in employee travel expenses.

Taxes on Income

The Company’s effective income tax rate on income before taxes was 39.3% and 38.8% for the second quarters of 2010 and 2009, respectively. The Company’s effective income tax rate on income before taxes was 39.9% and 38.7% for the first halves of 2010 and 2009, respectively. The increase in the first half of 2010 was primarily due to the impact of non-recurring items on the computation of the effective income tax rate in relation to lower income before taxes.

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

Financial information for the Company’s reportable segments is presented in the following table:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2010	2009	Change	2010	2009	Change
Investor Services:
Net revenues	$721	$705	2%	$1,362	$1,411	(3%)
Expenses excluding interest	503	489	3%	1,032	953	8%

Contribution margin	$218	$216	1%	$330	$458	(28%)

Institutional Services:
Net revenues	$359	$380	(6%)	$696	$785	(11%)
Expenses excluding interest	241	234	3%	483	467	3%

Contribution margin	$118	$146	(19%)	$213	$318	(33%)

Unallocated:
Net revenues	$—	$—	N/M	$—	$—	N/M
Expenses excluding interest	(2)	27	N/M	192	86	N/M

Contribution margin	$2	$(27)	N/M	$(192)	$(86)	N/M

Total:
Net revenues	$1,080	$1,085	—	$2,058	$2,196	(6%)
Expenses excluding interest	742	750	(1%)	1,707	1,506	13%

Contribution margin	$338	$335	1%	$351	$690	(49%)

N/M Not meaningful.

Investor Services

Net revenues were relatively flat in the second quarter of 2010 compared to the second quarter of 2009 primarily due to an increase in net interest revenue, offset by decreases in asset management and administration fees and trading revenue. Net interest revenue increased due to higher average balances of interest-earning assets during the quarter. Asset management and administration fees decreased due to money market mutual fund fee waivers, partially offset by higher average equity

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

valuations combined with continued asset inflows. Trading revenue decreased due to lower average revenue earned per revenue trade as a result of lower online trade commissions, which were implemented in January 2010. Expenses excluding interest were also relatively flat in the second quarter of 2010 compared to the second quarter of 2009.

Net revenues decreased by $49 million, or 3%, in the first half of 2010 compared to the first half of 2009 primarily due to decreases in asset management and administration fees, trading, and other revenue, partially offset by an increase in net interest revenue. Asset management and administration fees decreased due to money market mutual fund fee waivers, partially offset by higher average equity valuations combined with continued asset inflows. Trading revenue decreased due to lower average revenue earned per revenue trade and lower daily average revenue trades. Other revenue decreased due to a gain on the repurchase of a portion of the Company’s long-term debt in the first half of 2009. The increase in net interest revenue resulted from higher average balances of interest-earning assets during the first half of 2010, partially offset by a decrease in the average yield earned compared to the year earlier period. Expenses excluding interest increased by $79 million, or 8%, in the first half of 2010 compared to the first half of 2009 primarily due to increases in professional services expense and other expense.

Institutional Services

Net revenues decreased by $21 million, or 6%, in the second quarter of 2010 compared to the second quarter of 2009 primarily due to a decrease in asset management and administration fees, partially offset by an increase in net interest revenue. Asset management and administration fees decreased due to money market mutual fund fee waivers, partially offset by higher average equity valuations combined with continued asset inflows. Net interest revenue increased due to higher average balances of interest-earning assets during the quarter. Expenses excluding interest were also relatively flat in the second quarter of 2010 compared to the second quarter of 2009.

Net revenues decreased by $89 million, or 11%, in the first half of 2010 compared to the first half of 2009 primarily due to decreases in asset management and administration fees, trading, and other revenue, partially offset by an increase in net interest revenue. Asset management and administration fees decreased due to money market mutual fund fee waivers, partially offset by higher average equity valuations combined with continued asset inflows. Trading revenue decreased due to lower average revenue earned per revenue trade and lower daily average revenue trades. Other revenue decreased due to a gain on the repurchase of a portion of the Company’s long-term debt in the first half of 2009. The increase in net interest revenue resulted from higher average balances of interest-earning assets during the first half of 2010, partially offset by a decrease in the average yield earned compared to the year earlier period. Expenses excluding interest were relatively flat in the first half of 2010 compared to the first half of 2009.

Unallocated

Expenses excluding interest in the first half of 2010 primarily include the recognition of a class action litigation reserve relating to the Schwab YieldPlus Fund in the first quarter of 2010. Expenses excluding interest in the second quarter of 2009 include facilities and severance charges relating to the Company’s cost reduction measures.

LIQUIDITY AND CAPITAL RESOURCES

CSC conducts substantially all of its business through its wholly-owned subsidiaries. The Company’s capital structure is designed to provide each subsidiary with capital and liquidity to meet its operational needs and any regulatory requirements.

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution, is a federal savings bank. CSC and Schwab Bank are both subject to supervision and regulation by the Office of Thrift Supervision.

Liquidity

CSC

As a savings and loan holding company, CSC is not subject to specific statutory capital requirements. However, CSC is required to maintain capital that is sufficient to support the holding company and its subsidiaries’ business activities, and the

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

risks inherent in those activities. To manage capital adequacy, CSC currently utilizes a target Tier 1 Leverage Ratio, as defined by the Board of Governors of the Federal Reserve System, of at least 6%. At June 30, 2010, CSC’s Tier 1 Leverage Ratio was 7.2%.

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

CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), Junior Subordinated Notes, and Senior Notes, as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes, of which $250 million were outstanding at June 30, 2010, mature in 2017 and have a fixed interest rate of 6.375% with interest payable semiannually. The Medium-Term Notes are rated A2 by Moody’s Investors Service (Moody’s), A by Standard & Poor’s Ratings Group (Standard & Poor’s), and A by Fitch Ratings, Ltd. (Fitch). At June 30, 2010, $202 million of Junior Subordinated Notes, which mature in 2067, were outstanding and have a fixed interest rate of 7.50% until 2017 and a floating rate thereafter. The Junior Subordinated Notes are not rated, however the trust preferred securities related to these notes are rated Baa1 by Moody’s, BBB+ by Standard & Poor’s, and BBB+ by Fitch. The Senior Notes, of which $750 million were outstanding at June 30, 2010, mature in 2014 and have a fixed interest rate of 4.950% with interest payable semiannually. The Senior Notes are rated A2 by Moody’s, A by Standard & Poor’s, and A by Fitch.

CSC has a universal automatic shelf registration statement on file with the SEC which enables CSC to issue debt, equity and other securities. On July 22, 2010, the Company issued $600 million of additional Senior Notes that mature in 2020 under this registration statement. These Senior Notes have a fixed interest rate of 4.45% with interest payable semi-annually. In January 2010, the Company completed an equity offering of 29,670,300 shares of its common stock under this registration statement. Net proceeds received from the offering were $543 million and were used to support the Company’s balance sheet growth.

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no Commercial Paper Notes outstanding at June 30, 2010. CSC’s ratings for these short-term borrowings are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of 12 banks, which is scheduled to expire in June 2011. This facility replaced a similar facility that expired in June 2010. These facilities were unused during the first half of 2010. The funds under this facility are available for general corporate purposes, including repayment of the Commercial Paper Notes discussed above. The amount of this facility that CSC can use for other general corporate purposes is reduced by the amount of any Commercial Paper Notes outstanding. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity. At June 30, 2010, the minimum level of stockholders’ equity required under this facility was $4.3 billion. Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $706 million of the $831 million uncommitted, unsecured bank credit lines discussed below, that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used by CSC during the first half of 2010.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

In addition, Schwab provides CSC with a $1.0 billion credit facility maturing in December 2011. No funds were drawn under this facility at June 30, 2010.

Schwab

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings from CSC, paying cash dividends, or making unsecured advances or loans to its parent company or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At June 30, 2010, Schwab’s net capital was $1.2 billion (11% of aggregate debit balances), which was $986 million in excess of its minimum required net capital and $655 million in excess of 5% of aggregate debit balances.

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

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $25.7 billion and $25.3 billion at June 30, 2010 and December 31, 2009, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $109 million at June 30, 2010, is being reduced by a portion of the lease payments over the remaining lease term of approximately 14 years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of seven banks totaling $831 million at June 30, 2010. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earning investments, and movements of cash to meet segregation requirements. Schwab used such borrowings for 17 days during the first half of 2010, with daily amounts borrowed averaging $33 million. There were no borrowings outstanding under these lines at June 30, 2010.

To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured standby letter of credit agreements (LOCs) with seven banks in favor of the OCC aggregating $445 million at June 30, 2010. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At June 30, 2010, the aggregate face amount of these LOCs totaled $13 million. There were no funds drawn under any of these LOCs during the first half of 2010.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility, which is scheduled to expire in March 2012. The amount outstanding under this facility at June 30, 2010, was $220 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $1.5 billion credit facility which is scheduled to expire in December 2011. Borrowings under this facility do not qualify as regulatory capital for Schwab. There were no funds drawn under this facility at June 30, 2010.

Schwab Bank

Schwab Bank is required to maintain a capital level that at least equals minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. Based on its

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

regulatory capital ratios at June 30, 2010, Schwab Bank is considered well capitalized. Schwab Bank’s regulatory capital and ratios at June 30, 2010, are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$3,788	24.0%	$631	4.0%	$947	6.0%
Total Capital	$3,839	24.3%	$1,262	8.0%	$1,578	10.0%
Tier 1 Leverage	$3,788	7.6%	$1,993	4.0%	$2,491	5.0%
Tangible Equity	$3,788	7.6%	$996	2.0%	N/A

N/A Not applicable.

Beginning in the first quarter of 2010, in light of the evolving regulatory environment and capitalization trends observed across the banking industry, management established a target Tier 1 Leverage Ratio for Schwab Bank of at least 7.5%. Schwab Bank’s current liquidity needs are generally met through deposits from banking clients and equity capital.

The excess cash held in certain Schwab brokerage client accounts is swept into deposit accounts at Schwab Bank. At June 30, 2010, these balances totaled $28.1 billion.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, Schwab Bank has access to short-term funding through the Federal Reserve Bank (FRB) discount window. Amounts available under the FRB discount window are dependent on the fair value of certain of Schwab Bank’s securities available for sale and securities held to maturity that are pledged as collateral. At June 30, 2010, $940 million was available under this arrangement. There were no funds drawn under this arrangement during the first half of 2010.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System. Amounts available under this facility are dependent on the amount of Schwab Bank’s residential real estate mortgages and home equity lines of credit that are pledged as collateral. At June 30, 2010, $3.3 billion was available under this facility. There were no funds drawn under this facility during the first half of 2010.

CSC provides Schwab Bank with a $100 million short-term credit facility, which is scheduled to expire in December 2011. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. There were no funds drawn under this facility during the first half of 2010.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio not to exceed 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at June 30, 2010, was $7.2 billion, up $602 million, or 9%, from December 31, 2009.

At June 30, 2010, the Company had long-term debt of $1.3 billion, or 18% of total financial capital, that bears interest at a weighted-average rate of 5.66%. At December 31, 2009, the Company had long-term debt of $1.5 billion, or 23% of total financial capital. The Company repaid $203 million of long-term debt in the first half of 2010, which included the maturity of $200 million of Medium-Term Notes in the first quarter of 2010.

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

Capital Expenditures

The Company’s capital expenditures were $49 million and $72 million in the first halves of 2010 and 2009, respectively. Capital expenditures in the first half of 2010 were primarily for software and equipment relating to the Company’s information technology systems and leasehold improvements. Capital expenditures in the first half of 2009 were primarily for leasehold improvements, equipment relating to the Company’s information technology systems, and building improvements. Capital expenditures include capitalized costs for developing internal-use software of $10 million in the first half of 2010 and $9 million in the first half of 2009.

Equity Offering

On January 26, 2010, the Company completed the sale of 29,670,300 shares of its common stock, $.01 par value, at a public offering price of $19.00 per share. Net proceeds received from the offering were $543 million and were used to support the Company’s balance sheet growth, including expansion of its deposit base and migration of certain client balances from money market funds into Schwab Bank.

Dividends

CSC paid common stock cash dividends of $143 million and $139 million in the first halves of 2010 and 2009, respectively. CSC paid common stock cash dividends of $0.12 per share in the first halves of 2010 and 2009.

Share Repurchases

There were no repurchases of CSC’s common stock in the first half of 2010 or 2009. As of June 30, 2010, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock.

Off-Balance-Sheet Arrangements

The Company enters into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit. Additionally, the Company enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For discussion on the Company’s off-balance-sheet arrangements, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 5. Commitments and Contingent Liabilities.”

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Credit Risk Exposures

The Company has exposure to credit risk associated with the Company’s loans to banking clients. The Company’s mortgage loan portfolios primarily include first lien 3-, 5- and 7- year adjustable rate residential mortgage loans (First Mortgage portfolio) of $4.0 billion and home equity lines of credit (HELOC portfolio) of $3.4 billion at June 30, 2010.

The Company’s First Mortgage portfolio underwriting requirements are generally consistent with the underwriting requirements in the secondary market for loan portfolios. The Company’s guidelines include maximum loan-to-value (LTV) ratios, cash out limits, and minimum Fair Isaac & Company (FICO) credit scores. The specific guidelines are dependent on the individual characteristics of a loan (for example, whether the property is a primary or secondary residence, whether the loan is for investment property, whether the loan is for an initial purchase of a home or refinance of an existing home, and whether the loan is conforming or jumbo). These credit underwriting standards have limited the exposure to the types of loans that experienced high foreclosures and loss rates elsewhere in the industry during 2009 and the first half of 2010. There have been no significant changes to the LTV ratio or FICO credit score guidelines related to the Company’s First Mortgage or HELOC portfolios during the first half of 2010. At June 30, 2010, the weighted-average originated LTV ratios were 61% and 59% for the First Mortgage and HELOC portfolios, respectively, and the weighted-average originated FICO credit scores were 762 and 768 for the First Mortgage and HELOC portfolios, respectively.

The Company does not offer loans that allow for negative amortization and does not originate or purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO credit score of less than 620 at origination), unless the borrower has compensating credit factors. At June 30, 2010, approximately 2% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with FICO credit scores of less than 620.

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

	June 30, 2010	December 31, 2009
Loan delinquencies (1)	0.85%	0.87%
Nonaccrual loans	0.50%	0.46%
Allowance for credit losses	0.65%	0.61%

(1)	Loan delinquencies are defined as loans that are 30 days or more past due.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios, whose fair values totaled $23.7 billion and $9.7 billion at June 30, 2010, respectively. These portfolios include U.S. agency and non-agency residential mortgage-backed securities, U.S. agency notes, corporate debt securities, certificates of deposit, asset-backed securities, and commercial paper. U.S. agency residential mortgage-backed securities do not have explicit credit ratings, however management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. agencies. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined by the Company as loans to borrowers with a FICO credit score of 620 or higher at origination), and “Alt-A” (defined by the Company as Prime loans with reduced documentation at origination).

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The table below presents the credit ratings for U.S. agency and non-agency residential mortgage-backed securities available for sale and securities held to maturity, including Prime and Alt-A residential mortgage-backed securities, by year of origination. In some instances securities have divergent ratings from Moody’s, Fitch, or Standard & Poor’s. In these instances, the Company has used the lowest rating as of June 30, 2010, for purposes of presenting the table below. Residential mortgage-backed securities, particularly Alt-A securities, experienced deteriorating credit characteristics, including increased delinquencies and valuation pressure, in the first half of 2010. For a discussion of the impact of current market conditions on residential mortgage-backed securities, see “Current Market and Regulatory Environment.”

	AAA		AA to A		BBB		BB or Lower		Total
	Amortized Cost	Net Unrealized Gain (Loss)	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Gain (Loss)
U.S. agency residential mortgage-backed securities:
2005	$510	$7	$—	$—	$—	$—	$—	$—	$510	$7
2006	407	2	—	—	—	—	—	—	407	2
2007	424	11	—	—	—	—	—	—	424	11
2008	3,455	111	—	—	—	—	—	—	3,455	111
2009	8,107	193	—	—	—	—	—	—	8,107	193
2010	7,348	137	—	—	—	—	—	—	7,348	137

Total	20,251	461	—	—	—	—	—	—	20,251	461

Non-agency residential mortgage-backed securities:
2003	67	(4)	6	—	—	—	—	—	73	(4)
2004	109	(5)	72	(9)	12	(4)	—	—	193	(18)
2005	24	—	109	(12)	57	(7)	647	(115)	837	(134)
2006	10	—	—	—	—	—	605	(151)	615	(151)
2007	75	(2)	—	—	—	—	334	(59)	409	(61)

Total	285	(11)	187	(21)	69	(11)	1,586	(325)	2,127	(368)

Total residential mortgage-backed securities	$20,536	$450	$187	$(21)	$69	$(11)	$1,586	$(325)	$22,378	$93

% of Total residential mortgage-backed securities	92%		1%		—		7%		100%

At June 30, 2010, all of the corporate debt securities and non-mortgage asset-backed securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard & Poor’s rating of “BBB-” or higher).

Concentration Risk Exposures

The Company has exposure to concentration risk when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry.

The fair value of the Company’s investments in residential mortgage-backed securities totaled $22.5 billion at June 30, 2010. Of these, $20.7 billion were U.S. agency securities and $1.8 billion were non-agency securities. The U.S. agency securities are included in securities available for sale and securities held to maturity and the non-agency securities are included in securities available for sale. Included in non-agency residential mortgage-backed securities are securities collateralized by Alt-A loans. At June 30, 2010, the amortized cost and fair value of Alt-A mortgage-backed securities were $563 million and $368 million, respectively.

The Company’s investments in corporate debt securities and commercial paper totaled $6.6 billion at June 30, 2010, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, securities held to maturity, cash and investments segregated and on deposit for regulatory purposes, cash and cash equivalents, and other securities owned in the Company’s condensed consolidated balance sheets. Included in corporate debt securities and commercial paper at June 30, 2010, were $3.2 billion of securities issued by financial institutions and guaranteed under the FDIC Temporary Liquidity Guarantee Program.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company’s loans to banking clients include $4.0 billion of first lien residential real estate mortgage loans at June 30, 2010. Approximately 70% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 65% of these interest-only loans are not scheduled to reset for three or more years. The Company’s interest-only loans do not include interest terms described as temporary introductory rates below current market rates. At June 30, 2010, 40% of the residential real estate mortgages and 49% of the home equity lines of credit balances were secured by properties which are located in California.

The Company also has exposure to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. U.S. Government and agency securities held as collateral for resale agreements totaled $10.3 billion at June 30, 2010.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record certain financial assets and liabilities at fair value, and to determine fair value disclosures. At June 30, 2010, $33.4 billion, or 41% of total assets, were recorded at fair value. At December 31, 2009, $32.7 billion, or 43% of total assets, were recorded at fair value. All of these assets were measured at fair value using quoted prices or market-based information and accordingly were classified as Level 1 or Level 2 measurements in accordance with the fair value hierarchy described in fair value measurement accounting guidance. Liabilities recorded at fair value were not material at June 30, 2010 or December 31, 2009. See “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 6. Fair Values of Assets and Liabilities” for more information on the Company’s assets and liabilities recorded at fair value.

The Company uses prices obtained from an independent third-party pricing service to measure the fair value of certain investment securities. The Company validates prices received from the pricing service using various methods, including comparison to prices received from additional pricing services, comparison to available quoted market prices, internal valuation models, and review of other relevant market data. The Company does not adjust the prices received from the independent third-party pricing service unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts. At June 30, 2010 and December 31, 2009, the Company did not adjust prices received from the independent third-party pricing service.

CRITICAL ACCOUNTING ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to these critical accounting estimates during the first half of 2010.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company’s annual goodwill impairment testing date is April 1. In testing for a potential impairment of goodwill on April 1, 2010, management estimated the fair value of each of the Company’s reporting units (generally defined as the Company’s businesses for which financial information is available and reviewed regularly by management) and compared this value to the carrying value of the reporting unit. The estimated fair value of each reporting unit exceeded its carrying value, and therefore management concluded that no amount of goodwill was impaired.

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

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things:

•

the impact of current market conditions on the Company’s results of operations (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 3. Securities Available for Sale and Securities Held to Maturity” and “Current Market and Regulatory Environment”);

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

Important factors that may cause actual results to differ include, but are not limited to:

•	changes in general economic and financial market conditions;

•	fluctuations in client asset values due to changes in equity valuations;

•	the performance of securities available for sale;

•	the level of interest rates, including yields available on money market mutual fund eligible instruments;

•	the amount of loans to the Company’s brokerage and banking clients;

•	unanticipated adverse developments in litigation or regulatory matters;

•	final court approval regarding settlement of the civil class action litigation relating to the Schwab YieldPlus Fund;

•

the extent of any charges associated with legal matters, including the outcome of ongoing discussions with state and federal regulators and the Financial Industry Regulatory Authority regarding the Schwab YieldPlus Fund;

•	the adverse impact of legislative and regulatory initiatives affecting the financial services industry;

•	amounts recovered on insurance policies;

•	the level of the Company’s stock repurchase activity;

•	the level of brokerage client cash balances and deposits from banking clients; and

•	the availability and terms of external financing.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in “Part I –Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and “Part II – Other Information – Item 1A – Risk Factors.”

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

For discussion of the impact of current market conditions on asset management and administration fees, net interest revenue, and securities available for sale, see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Market and Regulatory Environment.”

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

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in market interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months at June 30, 2010 and December 31, 2009. While the Company typically uses a gradual 200 basis point change, it revised the methodology at March 31, 2009, due to the current low levels of interest rates. The Company will use a gradual 100 basis point change until such time as the level of interest rates justifies a return to the previous methodology.

	June 30, 2010	December 31, 2009
Increase of 100 basis points	15.4%	16.8%
Decrease of 100 basis points	(6.7%)	(2.9%)

The sensitivities shown in the simulation reflect the fact that short-term interest rates in the first half of 2010 remained at historically low levels, including the federal funds target rate, which was unchanged at a range of zero to 0.25%. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources in a declining interest rate scenario. A decline in interest rates could therefore negatively impact the yield on the Company’s investment portfolio to a greater degree than any offsetting reduction in interest expense, further compressing net interest margin. Any increases in short-term interest rates result in a greater impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CHARLES SCHWAB CORPORATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see “Part I – Financial Information – Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 5. Commitments and Contingent Liabilities.”

Item 1A.	Risk Factors

During the first half of 2010, there have been no material changes to the risk factors in “Part I – Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, except for the following addition:

Financial reforms and related regulations may affect the Company’s business activities, financial position and profitability.

The “Dodd-Frank Wall Street Reform and Consumer Protection Act” was signed into law on July 21, 2010. This legislation makes extensive changes to the laws regulating financial services firms and requires significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. CSC is currently reviewing the impact the legislation will have on the Company’s business, financial condition, and results of operations.

The legislation charges the Federal Reserve with drafting enhanced regulatory requirements for “systemically important” bank holding companies and certain other non-bank financial institutions, which may include CSC. The enhanced requirements include higher capital, leverage and liquidity standards and numerous other requirements. The legislation permits the Federal Reserve to tailor its enhanced requirements to the perceived riskiness of an individual financial institution. Among other things, the legislation authorizes various assessments and fees, requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions, eliminates the Office of Thrift Supervision, which is currently CSC’s primary regulator, and requires the SEC to complete studies and develop rules regarding various investor protection issues. As a result, the Federal Reserve will become CSC’s primary regulator and the Office of the Comptroller of the Currency will become the primary regulator of Schwab Bank. In addition, the legislation contains several provisions that could increase the FDIC deposit insurance premiums paid by the Company.

The legislation also establishes a new independent Consumer Financial Protection Bureau, which will have broad rulemaking, supervisory and enforcement authority over consumer products, including mortgages, home-equity loans and credit cards. States will be permitted to adopt stricter consumer protection laws and state attorney generals can enforce consumer protection rules issued by the Bureau.

The changes resulting from the legislation may impact the profitability of the Company’s business activities, require changes to certain of its business practices, impose upon the Company more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect the Company’s business. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes.

THE CHARLES SCHWAB CORPORATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the second quarter of 2010:

Month	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
April:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	3	$19.46	N/A	N/A
May:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	3	$18.83	N/A	N/A
June:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	2	$16.01	N/A	N/A

Total:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	8	$18.54	N/A	N/A

N/A Not applicable.

(1)

There were no share repurchases under the Share Repurchase Program during the second quarter. Repurchases under this program are under authorizations by CSC’s Board of Directors covering up to $500 million and $500 million of common stock publicly announced by the Company on April 25, 2007, and March 13, 2008, respectively. The remaining authorizations do not have an expiration date.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

THE CHARLES SCHWAB CORPORATION

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit

10.331	The Charles Schwab Corporation Corporate Executive Bonus Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 13, 2010 (supersedes Exhibit 10.320).	(1)

10.332	Credit Agreement (364-Day Commitment) dated as of June 11, 2010, between the Registrant and the financial institutions listed therein (supersedes Exhibit 10.326).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

101.INS	XBRL Instance Document	(3)

101.SCH	XBRL Taxonomy Extension Schema	(3)

101.CAL	XBRL Taxonomy Extension Calculation	(3)

101.DEF	XBRL Extension Definition	(3)

101.LAB	XBRL Taxonomy Extension Label	(3)

101.PRE	XBRL Taxonomy Extension Presentation	(3)

(1)	Management contract or compensatory plan.

(2)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

(3)	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will file an amendment to this Form 10-Q within 30 days, to furnish the XBRL interactive data files as Exhibit 101, as required by Rule 405 of Regulation S-T.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	August 5, 2010	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Executive Vice President and Chief Financial Officer