Form 10-Q/A
period 2010-06-30
SCHWAB CHARLES CORP
filed 2010-08-13
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Outstanding on July 23, 2010

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of The Charles Schwab Corporation for the quarterly period ended June 30, 2010, filed on August 5, 2010 (“Form 10-Q”), for the sole purpose of furnishing the interactive data files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6.	Exhibits

Exhibit Number	Exhibit

10.331	The Charles Schwab Corporation Corporate Executive Bonus Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 13, 2010 (supersedes Exhibit 10.320).	(1,2)

10.332	Credit Agreement (364-Day Commitment) dated as of June 11, 2010, between the Registrant and the financial institutions listed therein (supersedes Exhibit 10.326).	(2)

12.1	Computation of Ratio of Earnings to Fixed Charges.	(2)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	(2)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	(2)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(3)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(3)

101.INS	XBRL Instance Document	(4,5)

101.SCH	XBRL Taxonomy Extension Schema	(4,5)

101.CAL	XBRL Taxonomy Extension Calculation	(4,5)

101.DEF	XBRL Extension Definition	(4,5)

101.LAB	XBRL Taxonomy Extension Label	(4,5)

101.PRE	XBRL Taxonomy Extension Presentation	(4,5)

(1)	Management contract or compensatory plan.

(2)	Previously filed with The Charles Schwab Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (filed on August 5, 2010).

(3)	Previously furnished in The Charles Schwab Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (filed on August 5, 2010).

(4)	Furnished as an exhibit to this Form 10-Q/A.

(5)	Attached as Exhibit 101 to this Form 10-Q/A, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	August 13, 2010	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

Ex 10.331	The Charles Schwab Corporation Corporate Executive Bonus Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 13, 2010 (supersedes Exhibit 10.320).	(1,2)

Ex 10.332	Credit Agreement (364-Day Commitment) dated as of June 11, 2010, between the Registrant and the financial institutions listed therein (supersedes Exhibit 10.326).	(2)

Ex 12.1	Computation of Ratio of Earnings to Fixed Charges.	(2)

Ex 31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	(2)

Ex 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	(2)

Ex 32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(3)

Ex 32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(3)

Ex 101.INS	XBRL Instance Document	(4,5)

Ex 101.SCH	XBRL Taxonomy Extension Schema	(4,5)

Ex 101.CAL	XBRL Taxonomy Extension Calculation	(4,5)

Ex 101.DEF	XBRL Extension Definition	(4,5)

Ex 101.LAB	XBRL Taxonomy Extension Label	(4,5)

Ex 101.PRE	XBRL Taxonomy Extension Presentation	(4,5)

(1)	Management contract or compensatory plan.

(2)	Previously filed with The Charles Schwab Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (filed on August 5, 2010).

(3)	Previously furnished in The Charles Schwab Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (filed on August 5, 2010).

(4)	Furnished as an exhibit to this Form 10-Q/A.

(5)	Attached as Exhibit 101 to this Form 10-Q/A, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.