Form 10-Q
period 2010-09-30
SCHWAB CHARLES CORP
filed 2010-11-08
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

1,194,827,651 shares of $.01 par value Common Stock

Outstanding on October 22, 2010

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2010

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Revenues
Asset management and administration fees	$468	$451	$1,325	$1,439

Interest revenue	442	356	1,261	1,063
Interest expense	(58)	(62)	(169)	(161)

Net interest revenue	384	294	1,092	902

Trading revenue	182	241	624	772
Other	32	36	99	132
Net impairment losses on securities (1)	(3)	(11)	(19)	(38)

Total net revenues	1,063	1,011	3,121	3,207

Expenses Excluding Interest
Compensation and benefits	381	371	1,176	1,173
Professional services	85	70	249	194
Occupancy and equipment	66	67	202	245
Advertising and market development	34	34	139	141
Communications	49	48	154	155
Depreciation and amortization	35	38	108	121
Class action litigation reserve	—	—	196	—
Money market mutual fund charges	132	—	132	—
Other	82	63	215	168

Total expenses excluding interest	864	691	2,571	2,197

Income before taxes on income	199	320	550	1,010
Taxes on income	(75)	(120)	(215)	(387)

Net Income	$124	$200	$335	$623

Weighted-Average Common Shares Outstanding — Diluted	1,194	1,163	1,192	1,160

Earnings Per Share — Basic	$.10	$.17	$.28	$.54
Earnings Per Share — Diluted	$.10	$.17	$.28	$.54

(1)

Net impairment losses on securities include total other-than-temporary impairment losses of $0 million and $52 million, net of $(3) million and $41 million recognized in other comprehensive income, for the three months ended September 30, 2010 and 2009, respectively, and total other-than-temporary impairment losses of $41 million and $239 million, net of $22 million and $201 million recognized in other comprehensive income, for the nine months ended September 30, 2010 and 2009, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$5,701	$8,241
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $11,642 at September 30, 2010 and $8,346 at December 31, 2009)	20,066	18,373
Receivables from brokers, dealers, and clearing organizations	510	560
Receivables from brokerage clients — net	9,842	8,627
Other securities owned — at fair value	341	916
Securities available for sale	26,017	22,120
Securities held to maturity (fair value — $14,826 at September 30, 2010 and $6,880 at December 31, 2009)	14,390	6,839
Loans to banking clients — net	8,178	7,348
Loans held for sale	121	104
Equipment, office facilities, and property — net	610	641
Goodwill	528	528
Other assets	994	1,134

Total assets	$87,298	$75,431

Liabilities and Stockholders’ Equity
Deposits from banking clients	$48,836	$38,820
Payables to brokers, dealers, and clearing organizations	1,483	2,373
Payables to brokerage clients	27,676	26,246
Accrued expenses and other liabilities	1,260	1,407
Long-term debt	2,008	1,512

Total liabilities	81,263	70,358

Stockholders’ equity:
Preferred stock — 9,940,000 shares authorized; $.01 par value per share; none issued	—	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,421,761,844 shares issued at September 30, 2010 and 1,392,091,544 shares issued at December 31, 2009	14	14
Additional paid-in capital	2,912	2,298
Retained earnings	7,363	7,243
Treasury stock, at cost — 227,014,531 shares at September 30, 2010 and 229,983,936 shares at December 31, 2009	(4,257)	(4,291)
Accumulated other comprehensive income (loss)	3	(191)

Total stockholders’ equity	6,035	5,073

Total liabilities and stockholders’ equity	$87,298	$75,431

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$335	$623
Adjustments to reconcile net income to net cash provided by operating activities:
Net impairment losses on securities	19	38
Stock-based compensation	64	54
Depreciation and amortization	108	121
Other	12	(26)
Originations of loans held for sale	(1,277)	(2,279)
Proceeds from sales of loans held for sale	1,267	2,264
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	(1,693)	(2,754)
Receivables from brokers, dealers, and clearing organizations	51	189
Receivables from brokerage clients	(1,218)	(751)
Other securities owned	577	(39)
Other assets	57	11
Payables to brokers, dealers, and clearing organizations	377	195
Payables to brokerage clients	1,701	3,187
Accrued expenses and other liabilities	62	(133)

Net cash provided by operating activities	442	700

Cash Flows from Investing Activities
Purchases of securities available for sale	(13,791)	(11,144)
Proceeds from sales of securities available for sale	220	107
Principal payments on securities available for sale	9,979	4,613
Purchases of securities held to maturity	(10,149)	(2,808)
Principal payments on securities held to maturity	1,314	73
Net increase in loans to banking clients	(897)	(921)
Purchase of equipment, office facilities, and property	(82)	(108)
Other investing activities	4	—

Net cash used for investing activities	(13,402)	(10,188)

Cash Flows from Financing Activities
Net change in deposits from banking clients	9,574	11,659
Issuance of long-term debt	701	747
Repayment of long-term debt	(204)	(79)
Net proceeds from common stock offering	543	—
Dividends paid	(215)	(209)
Proceeds from stock options exercised and other	23	46
Other financing activities	(2)	(2)

Net cash provided by financing activities	10,420	12,162

(Decrease) Increase in Cash and Cash Equivalents	(2,540)	2,674
Cash and Cash Equivalents at Beginning of Period	8,241	5,442

Cash and Cash Equivalents at End of Period	$5,701	$8,116

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$131	$111
Income taxes	$281	$350

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

The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). All material intercompany balances and transactions have been eliminated. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make certain estimates and assumptions that affect the reported amounts in the accompanying financial statements. Certain estimates include other-than-temporary impairment of securities available for sale and securities held to maturity, the valuation of goodwill, the allowance for credit losses, and legal reserves. Actual results could differ from those estimates. These condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature. Certain prior-year amounts have been reclassified to conform to the 2010 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period.

2.	New Accounting Standards

Adoption of New Accounting Standards

Transfers of Financial Assets: On January 1, 2010, the Company adopted new guidance on accounting for transfers of financial assets for transfers occurring after January 1, 2010. This new guidance removes the concept of a qualifying special-purpose entity and amends the requirements for a transfer of a portion of a financial asset to be accounted for as a sale and related disclosures. There were no transfers of financial assets during the first nine months of 2010 for which this guidance was applicable.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

3.	Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$13,421	$249	$1	$13,669
Non-agency residential mortgage-backed securities	1,943	4	297	1,650
Corporate debt securities	2,795	8	—	2,803
Certificates of deposit	2,799	3	—	2,802
U.S. agency notes	2,757	28	—	2,785
Asset-backed securities	2,197	11	—	2,208
Commercial paper	100	—	—	100

Total securities available for sale	$26,012	$303	$298	$26,017

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$13,074	$416	$—	$13,490
Asset-backed securities	978	13	—	991
Corporate debt securities	338	7	—	345

Total securities held to maturity	$14,390	$436	$—	$14,826

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$11,601	$199	$21	$11,779
Non-agency residential mortgage-backed securities	2,460	—	519	1,941
Corporate debt securities	2,368	13	1	2,380
Certificates of deposit	1,950	3	—	1,953
U.S. agency notes	2,975	4	1	2,978
Asset-backed securities	1,077	12	—	1,089

Total securities available for sale	$22,431	$231	$542	$22,120

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$5,105	$36	$27	$5,114
Asset-backed securities	1,389	25	—	1,414
Corporate debt securities	345	7	—	352

Total securities held to maturity	$6,839	$68	$27	$6,880

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
September 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency residential mortgage-backed securities	$495	$1	$—	$—	$495	$1
Non-agency residential mortgage-backed securities	8	1	1,364	296	1,372	297

Total securities with unrealized losses (1)	$503	$2	$1,364	$296	$1,867	$298

(1) The number of investment positions with unrealized losses totaled 173.
	Less than 12 months		12 months or longer		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency residential mortgage-backed securities	$3,801	$11	$1,994	$10	$5,795	$21
Non-agency residential mortgage-backed securities	171	10	1,770	509	1,941	519
Corporate debt securities	374	1	—	—	374	1
U.S. agency notes	864	1	—	—	864	1

Total	$5,210	$23	$3,764	$519	$8,974	$542

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$1,885	$27	$—	$—	$1,885	$27

Total	$1,885	$27	$—	$—	$1,885	$27

Total securities with unrealized losses (1)	$7,095	$50	$3,764	$519	$10,859	$569

(1)	The number of investment positions with unrealized losses totaled 333 for securities available for sale and 30 for securities held to maturity.

Unrealized losses in securities available for sale of $298 million as of September 30, 2010, were concentrated in non-agency residential mortgage-backed securities. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined as loans to borrowers with a Fair Isaac & Company credit score of 620 or higher at origination), and “Alt-A” (defined as Prime loans with reduced documentation at origination). At September 30, 2010, the amortized cost and fair value of Alt-A residential mortgage-backed securities were $536 million and $374 million, respectively.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The evaluation of whether the Company expects to recover the amortized cost of a security is inherently judgmental. The evaluation includes the assessment of several bond performance indicators including: the portion of the underlying loans that are delinquent (30 days, 60 days, 90+ days), in bankruptcy, in foreclosure or converted to real estate owned; the actual amount of loss incurred on the underlying loans in which the property has been foreclosed and sold; the amount of credit support provided by the structure of the security available to absorb credit losses on the underlying loans; the current credit ratings issued by either Standard & Poor’s, Fitch Ratings, or Moody’s; the current price and magnitude of the unrealized loss; and whether the Company has received all scheduled principal and interest payments. Management uses cash flow models to further assess the likelihood of other-than-temporary impairment for the Company’s non-agency residential mortgage-backed securities. To develop the cash flow models, the Company uses forecasted loss severity, prepayment speeds (i.e. the rate at which the principal on underlying loans are paid down), and default rates over the securities’ expected remaining maturities.

Certain Alt-A and Prime residential mortgage-backed securities experienced deteriorating credit characteristics in the first nine months of 2010, including increased payment delinquencies and increased losses on foreclosures of underlying mortgages as a result of housing price declines. Additionally, the securities have experienced a decrease in prepayment rates due to the slowing of general economic activity and heightened levels of unemployment. Forecasted home price fluctuations are an important variable in forecasting the expected loss severity and default rates. Based on the Company’s cash flow projections, management determined that it does not expect to recover all of the amortized cost of these securities and therefore determined that these securities were OTTI. The Company does not intend to sell the securities available for sale and it will not be required to sell these securities before anticipated recovery. The Company employs a buy and hold strategy relative to its mortgage-related securities. Further, the Company has an adequate liquidity position at September 30, 2010, with cash and cash equivalents totaling $5.7 billion, a loan-to-deposit ratio of 17%, adequate access to short-term borrowing facilities and regulatory capital ratios in excess of “well capitalized” levels. Because the Company does not intend to sell these securities and it is not “more likely than not” that the Company will be required to sell these securities, the Company recognized an impairment charge equal to the securities’ expected credit losses of $3 million and $19 million during the third quarter and first nine months of 2010, respectively. The expected credit losses were measured as the difference between the present value of expected cash flows and the amortized cost of the securities. Impairment charges recognized in earnings are included in net impairment losses on securities. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional impairment charges.

Actual credit losses on the Company’s residential mortgage-backed securities were not material during the third quarter or first nine months of 2010.

The following table is a rollforward of the amount of credit losses recognized in earnings for OTTI securities held by the Company during the period for which a portion of the impairment was recognized in other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$76	$27	$60	$—
Credit losses recognized into current period earnings on debt securities for which an other-than-temporary impairment was not previously recognized	—	6	4	38
Credit losses recognized into current period earnings on debt securities for which an other-than-temporary impairment was previously recognized	3	5	15	—

Balance at end of period	$79	$38	$79	$38

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The maturities of securities available for sale and securities held to maturity at September 30, 2010, are as follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Securities available for sale:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$106	$13,563	$13,669
Non-agency residential mortgage-backed securities (1)	—	—	24	1,626	1,650
Corporate debt securities	1,547	1,256	—	—	2,803
Certificates of deposit	2,277	525	—	—	2,802
U.S. agency notes	—	2,785	—	—	2,785
Asset-backed securities	—	701	362	1,145	2,208
Commercial paper	100	—	—	—	100

Total fair value	$3,924	$5,267	$492	$16,334	$26,017
Total amortized cost	$3,919	$5,227	$485	$16,381	$26,012

Securities held to maturity:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$393	$13,097	$13,490
Asset-backed securities	—	898	93	—	991
Corporate debt securities	174	171	—	—	345

Total fair value	$174	$1,069	$486	$13,097	$14,826
Total amortized cost	$172	$1,052	$484	$12,682	$14,390

(1)

Residential mortgage-backed securities have been allocated over maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because a certain portion of loans underlying these securities require scheduled principal payments and borrowers have the right to prepay obligations.

Proceeds and gross realized gains (losses) from sales of securities available for sale are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Proceeds	$95	$22	$220	$107
Gross realized gains	$—	$—	$—	$1
Gross realized losses	$—	$(3)	$—	$(4)

Realized gains and losses from sales of securities available for sale are included in other revenue.

4.	Loans to Banking Clients and Related Allowance for Credit Losses

The composition of the loan portfolio is as follows:

	September 30, 2010	December 31, 2009
Residential real estate mortgages	$4,219	$3,710
Home equity lines of credit	3,480	3,304
Personal loans secured by securities	510	366
Other	19	13

Total loans to banking clients	8,228	7,393
Allowance for credit losses	(50)	(45)

Total loans to banking clients – net	$8,178	$7,348

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Included in the loan portfolio are nonaccrual loans totaling $48 million and $34 million at September 30, 2010, and December 31, 2009, respectively. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $52 million and $37 million at September 30, 2010, and December 31, 2009, respectively. There were no loans accruing interest that were contractually 90 days or more past due at September 30, 2010, or December 31, 2009. The amount of interest revenue that would have been earned on nonaccrual loans, versus interest revenue recognized on these loans, was not material to the Company’s results of operations for the first nine months of 2010 or 2009.

Changes in the allowance for credit losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$51	$41	$45	$20
Charge-offs	(4)	(4)	(14)	(9)
Recoveries	—	—	1	—
Provision for credit losses	3	7	18	33

Balance at end of period	$50	$44	$50	$44

5.	Long-term Debt

Long-term debt net of unamortized debt discounts and premiums, where applicable, consists of the following:

	September 30, 2010	December 31, 2009
Senior Notes	$1,449	$747
Senior Medium-Term Notes, Series A	250	450
Junior Subordinated Notes	202	202
Finance lease obligation	107	111
Fair value adjustment	—	2

Total long-term debt	$2,008	$1,512

CSC has a universal automatic shelf registration statement on file with the Securities and Exchange Commission (SEC), which enables CSC to issue debt, equity and other securities. In the third quarter of 2010, the Company issued $700 million of Senior Notes that mature in 2020 under this registration statement. The Senior Notes have a fixed interest rate of 4.45% with interest payable semi-annually.

6.	Commitments and Contingent Liabilities

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company satisfies the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the clearing houses, which are issued by multiple banks. At September 30, 2010, the aggregate face amount of these LOCs totaled $445 million. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At September 30, 2010, the aggregate face amount of these LOCs totaled $14 million. There were no funds drawn under any of these LOCs at September 30, 2010.

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

On March 30, 2010, the court granted plaintiffs’ motion for summary judgment holding defendants liable for plaintiffs’ state law claim regarding changes to the investment policy of the Bond Fund, which plaintiffs alleged were made without shareholder approval in violation of Section 13(a) of the Investment Company Act of 1940. On April 5, 2010, defendants filed a motion for interlocutory appeal of this ruling, which the court denied at a hearing on April 26, 2010. On April 8, 2010, the court issued an order denying defendants’ motion for summary judgment on plaintiffs’ federal law claims. On April 23, 2010, the Company entered into a settlement agreement with plaintiffs in which the Company, without admitting liability, agreed to a total of $200 million to resolve plaintiffs’ federal law claims. On May 14, 2010, the Company entered into a settlement agreement with plaintiffs in which the Company, without admitting liability, agreed to resolve plaintiffs’ state law claim for $35 million. Pursuant to a joint motion by plaintiffs and defendants in support of the proposed settlements, the settlement agreements were preliminarily approved by the court on May 26, 2010, and have been awaiting final court approval. On October 14, 2010, the court issued an opinion interpreting the proposed settlement terms and holding that federal securities law class members resident outside of California would not be precluded under the proposed settlement agreements from bringing further claims under California law against the defendants. In light of the court’s opinion, the Company is evaluating its litigation options, including whether to seek termination of the proposed federal and state settlements.

For the nine months ended September 30, 2010, the Company has accrued a reserve of $196 million in connection with the lawsuit, reflecting the preliminary settlements, net of insurance proceeds of $39 million under applicable policies. The Company will continue to evaluate the reserve pending final resolution of the litigation; actual liability could be higher or lower than the amount reserved.

Separately, the Company has been responding to investigations by federal and state regulators regarding these matters. On October 14, 2009, the Company received a Wells notice from the staff of the Securities and Exchange Commission (SEC) regarding the staff’s preliminary determination to recommend the filing of a civil enforcement action against Schwab Investments, CSIM, Schwab, and the president of the Bond Fund for possible violations of the securities laws with respect to the fund. On October 27, 2009, the Company also received a Wells notice from FINRA regarding a preliminary determination to recommend disciplinary action against Schwab for possible violation of securities laws and FINRA rules with respect to the fund. The Company has responded to the notices to explain why it believes enforcement charges are unwarranted, and has been in discussions with the SEC and FINRA staff and state regulators regarding potential settlement of civil regulatory charges. Given the status of those discussions, the Company is unable to predict whether a settlement with the SEC or other regulators can be reached, or to estimate the range of any potential liability, and therefore has not established a reserve in connection therewith. Although the Company believes it has strong defenses if enforcement proceedings were instituted, any adverse judgment could result in the imposition of disgorgement, penalties, and other monetary and injunctive relief against the Company.

In addition to the above matters, as of September 30, 2010, the Company remained the subject of 68 individual arbitration claims seeking $17 million in damages relating to investments in the Bond Fund, for which the Company has been accruing reserves.

Total Bond Market Fund Litigation: On August 28, 2008, a class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of investors in the Schwab Total Bond Market Fund™. The lawsuit, which alleges violations of state law and federal securities law in connection with the fund’s investment policy, names Schwab Investments (registrant and issuer of the fund’s shares) and CSIM as defendants. Allegations include that the fund improperly deviated from its stated investment objectives by investing in collateralized mortgage obligations (CMOs) and investing more than 25% of fund assets in CMOs and mortgage-backed securities without obtaining a shareholder vote. Plaintiffs seek unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, and costs and attorneys’ fees. On February 19, 2009, the court denied defendants’ motion to dismiss plaintiffs’ federal securities law claim, and dismissed certain state law claims with leave to amend. On April 27, 2009, the court issued a stay of proceedings while defendants

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

appealed the court’s February 19, 2009 decision refusing to dismiss plaintiffs’ federal securities law claim. On August 12, 2010, the Ninth Circuit Court of Appeals ruled in favor of the defendants and dismissed plaintiffs’ federal securities law claim. On September 28, 2010, plaintiffs filed a second amended class action complaint dropping the federal securities law claim and certain of its state law claims. On September 3, 2010, a second class action lawsuit by a different law firm was filed in the U.S. District Court for the Northern District of California on behalf of investors in the fund. The new lawsuit, which also names Schwab Investments and CSIM as defendants, alleges violations of state law in connection with the fund’s deviation from the performance of its benchmark index and concentration in mortgage-backed securities, and seeks restitution and disgorgement of management or other fees. On October 11, 2010, defendants filed a motion to consolidate the two class actions.

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

7.	Fair Values of Assets and Liabilities

Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurement accounting guidance describes the fair value hierarchy for disclosing assets and liabilities measured at fair value based on the inputs used to value them. The fair value hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are based on market pricing data obtained from sources independent of the Company. A quoted price in an active market provides the most reliable evidence of fair value and is generally used to measure fair value whenever available. Unobservable inputs reflect management’s judgment about the assumptions market participants would use in pricing the asset or liability. Where inputs used to measure fair value of an asset or liability are from different levels of the hierarchy, the asset or liability is categorized based on the lowest level input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input requires judgment. The fair value hierarchy includes three levels based on the objectivity of the inputs as follows:

•

Level 1 inputs are quoted prices in active markets as of the measurement date for identical assets or liabilities that the Company has the ability to access. This category includes active exchange-traded money market funds, mutual funds, and equity securities. The Company did not transfer any assets or liabilities between Level 1 and Level 2 as of September 30, 2010, or December 31, 2009.

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

•

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company did not have any financial assets or liabilities utilizing Level 3 inputs as of September 30, 2010, or December 31, 2009.

Assets and Liabilities Recorded at Fair Value

The Company’s assets recorded at fair value include certain cash equivalents, investments segregated and on deposit for regulatory purposes, other securities owned, and securities available for sale. The Company uses prices obtained from an independent third-party pricing service to measure the fair value of investment securities categorized as Level 2. The Company validates prices received from the pricing service using various methods including comparison to prices received from additional pricing services, comparison to quoted market prices, where available, comparison to internal valuation

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

models, and review of other relevant market data. The Company does not adjust the prices received from the independent third-party pricing service unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts. At September 30, 2010, and December 31, 2009, the Company did not adjust prices received from the independent third-party pricing service. Liabilities recorded at fair value are not material, and therefore are not included in the following tables.

The following tables present the fair value hierarchy for assets measured at fair value:

September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Cash equivalents:
Money market funds	$1,656	$—	$—	$1,656
Certificates of deposit	—	250	—	250
Commercial paper	—	525	—	525

Total cash equivalents	1,656	775	—	2,431
Investments segregated and on deposit for regulatory purposes:
U.S. Government securities	—	1,086	—	1,086
Corporate debt securities	—	2,179	—	2,179
Certificates of deposit	—	2,176	—	2,176

Total investments segregated and on deposit for regulatory purposes	—	5,441	—	5,441
Other securities owned:
Schwab Funds® money market funds	164	—	—	164
Equity and bond mutual funds	96	—	—	96
State and municipal debt obligations	—	54	—	54
Equity, U.S. Government and corporate debt, and other securities	2	25	—	27

Total other securities owned	262	79	—	341
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	13,669	—	13,669
Non-agency residential mortgage-backed securities	—	1,650	—	1,650
Corporate debt securities	—	2,803	—	2,803
Certificates of deposit	—	2,802	—	2,802
U.S. agency notes	—	2,785	—	2,785
Asset-backed securities	—	2,208	—	2,208
Commercial paper	—	100	—	100

Total securities available for sale	—	26,017	—	26,017

Total	$1,918	$32,312	$—	$34,230

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Cash equivalents (1) :
Money market funds	$2,278	$—	$—	$2,278
Commercial paper	—	370	—	370

Total cash equivalents	2,278	370	—	2,648
Investments segregated and on deposit for regulatory purposes:
U.S. Government securities	—	2,681	—	2,681
Corporate debt securities	—	2,135	—	2,135
Certificates of deposit	—	2,091	—	2,091
Commercial paper	—	100	—	100

Total investments segregated and on deposit for regulatory purposes	—	7,007	—	7,007
Other securities owned:
Schwab Funds® money market funds	321	—	—	321
Commercial paper	—	220	—	220
Certificates of deposit	—	200	—	200
Equity and bond mutual funds	103	—	—	103
State and municipal debt obligations	—	49	—	49
Equity, U.S. Government and corporate debt, and other securities	2	21	—	23

Total other securities owned	426	490	—	916
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	11,779	—	11,779
Non-agency residential mortgage-backed securities	—	1,941	—	1,941
Corporate debt securities	—	2,380	—	2,380
Certificates of deposit	—	1,953	—	1,953
U.S. agency notes	—	2,978	—	2,978
Asset-backed securities	—	1,089	—	1,089

Total securities available for sale	—	22,120	—	22,120

Total	$2,704	$29,987	$—	$32,691

(1)	Beginning in the first quarter of 2010, the fair value information for certain cash equivalents was included. Information as of December 31, 2009, was recast to reflect this change.

Fair Value of Assets and Liabilities Not Recorded at Fair Value

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of assets and liabilities not recorded at fair value are described below. There were no significant changes in these methodologies or assumptions during the first nine months of 2010.

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

Long-term debt includes Senior Notes, Senior Medium-Term Notes, Series A, Junior Subordinated Notes, and a finance lease obligation. The fair value of the Senior Notes, Senior Medium-Term Notes, Series A, and Junior Subordinated Notes is estimated using indicative, non-binding quotes from independent brokers. The finance lease obligation is recorded at carrying value, which approximates fair value.

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

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Securities held to maturity	$14,390	$14,826	$6,839	$6,880
Loans to banking clients – net	$8,178	$8,095	$7,348	$6,888
Loans held for sale	$121	$127	$104	$107
Financial Liabilities:
Long-term debt	$2,008	$2,223	$1,512	$1,580

8.	Equity Offering

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

9.	Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$124	$200	$335	$623
Other comprehensive income:
Change in net unrealized gain (loss) on securities available for sale:
Net unrealized gain	108	177	297	469
Reclassification of OTTI charges included in earnings	3	11	19	38
Other reclassifications of net losses included in earnings	—	3	—	3
Income tax effect	(43)	(75)	(122)	(203)

Total other comprehensive income	68	116	194	307

Comprehensive income	$192	$316	$529	$930

Accumulated other comprehensive income (loss) represents cumulative gains and losses that are not reflected in earnings. Accumulated other comprehensive income (loss) balances were:

	Net unrealized gain (loss) on securities available for sale
	Portion of unrealized gain (loss) on Non-OTTI securities	Portion of unrealized loss on OTTI securities	Total accumulated other comprehensive income (loss)
Balance at December 31, 2008	$(553)	$—	$(553)
Reclassification of OTTI securities	121	(121)	—
Other net changes	307	—	307

Balance at September 30, 2009	$(125)	$(121)	$(246)

Balance at December 31, 2009	$(77)	$(114)	$(191)
Reclassification of OTTI securities	21	(21)	—
Other net changes	150	44	194

Balance at September 30, 2010	$94	$(91)	$3

10.	Money Market Mutual Fund Charges

In the third quarter of 2010, the Company decided to cover the net remaining losses recognized by Schwab money market mutual funds as a result of their investments in a single structured investment vehicle that defaulted in 2008 and recorded a charge of $132 million.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

11.	Earnings Per Share

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Dilutive potential common shares include the effect of outstanding stock options and unvested restricted stock awards and units. EPS under the basic and diluted computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income available to common stockholders (1)	$124	$200	$335	$623

Weighted-average common shares outstanding — basic	1,192	1,157	1,189	1,155
Common stock equivalent shares related to stock incentive plans	2	6	3	5

Weighted-average common shares outstanding — diluted (2)	1,194	1,163	1,192	1,160

Basic EPS	$.10	$.17	$.28	$.54
Diluted EPS	$.10	$.17	$.28	$.54

(1)	Net income available to participating securities (unvested restricted shares) was not material for the third quarters and first nine months of 2010 or 2009.
(2)

Total antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS were 49 million and 28 million shares for the third quarters of 2010 and 2009, respectively, and 40 million and 35 million shares for the first nine months of 2010 and 2009, respectively.

12.	Regulatory Requirements

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

Schwab Bank is required to maintain a capital level that at least equals minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. At September 30, 2010, CSC and Schwab Bank met the capital level requirements.

The regulatory capital and ratios for Schwab Bank at September 30, 2010, are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$4,008	23.6%	$678	4.0%	$1,017	6.0%
Total Capital	$4,057	23.9%	$1,356	8.0%	$1,695	10.0%
Tier 1 Leverage	$4,008	7.6%	$2,119	4.0%	$2,649	5.0%
Tangible Equity	$4,008	7.6%	$1,060	2.0%	N/A

N/A Not applicable.

Based on its regulatory capital ratios at September 30, 2010, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events since September 30, 2010, that management believes have changed Schwab Bank’s capital category.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Schwab is subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule). Schwab computes net capital under the alternative method permitted by the Uniform Net Capital Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent company or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement. At September 30, 2010, 2% of aggregate debit balances was $224 million, which exceeded the minimum dollar requirement for Schwab of $250,000. At September 30, 2010, Schwab’s net capital was $1.1 billion (10% of aggregate debit balances), which was $887 million in excess of its minimum required net capital and $550 million in excess of 5% of aggregate debit balances.

13.	Segment Information

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

Selected financial information for the Company’s reportable segments is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues:
Investor Services	$718	$658	$2,080	$2,069
Institutional Services	346	353	1,042	1,138
Unallocated	(1)	—	(1)	—

Total net revenues	$1,063	$1,011	$3,121	$3,207

Income before taxes on income:
Investor Services	$215	$196	$545	$654
Institutional Services	114	125	327	443
Unallocated (1, 2)	(130)	(1)	(322)	(87)

Income before taxes on income	199	320	550	1,010
Taxes on income	(75)	(120)	(215)	(387)

Net income	$124	$200	$335	$623

(1)	Includes money market mutual fund charges of $132 million in the third quarter of 2010.
(2)

Includes a class action litigation reserve of $196 million in the first nine months of 2010 and facilities and severance charges relating to the Company’s cost reduction measures in the first nine months of 2009.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key financial and non-financial metrics in evaluating the Company’s financial position and operating performance. Results for the third quarters and first nine months of 2010 and 2009 are shown in the following table:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2010	2009		2010	2009
Client Activity Metrics:
Net new client assets (1) (in billions)	$14.6	$19.9	(27%)	$0.4	$62.5	(99%)
Client assets (in billions, at quarter end)	$1,471.3	$1,363.6	8%
Clients’ daily average trades (2) (in thousands)	352.6	399.2	(12%)	401.1	423.6	(5%)

Company Financial Metrics:
Net revenues	$1,063	$1,011	5%	$3,121	$3,207	(3%)
Expenses excluding interest	864	691	25%	2,571	2,197	17%

Income before taxes on income	199	320	(38%)	550	1,010	(46%)
Taxes on income	(75)	(120)	(38%)	(215)	(387)	(44%)

Net income	$124	$200	(38%)	$335	$623	(46%)

Earnings per share – diluted	$.10	$.17	(41%)	$.28	$.54	(48%)
Net revenue growth (decline) from prior year	5%	(19%)		(3%)	(17%)
Pre-tax profit margin	18.7%	31.7%		17.6%	31.5%
Return on stockholders’ equity (annualized)	8%	17%		8%	19%
Annualized net revenue per average full-time equivalent employee (in thousands)	$340	$331	3%	$330	$345	(4%)

(1)	Includes net outflows of $51.5 billion in the first nine months of 2010 related to the planned deconversion of a mutual fund clearing services client.
(2)

Beginning in the first quarter of 2010, amounts include all commission free trades, including the Company’s Mutual Fund OneSource® funds and Exchange-Traded Funds, and other proprietary products. Prior period amounts have been recast to reflect this change.

The equity markets showed sequential improvement during the third quarter as the Nasdaq Composite Index, the Standard & Poor’s 500 Index, and the Dow Jones Industrial Average increased 12%, 11%, and 10%, respectively. These indices also increased 12%, 8%, and 11%, respectively, from the first nine months of 2009. The low interest rate environment continued in the third quarter as the federal funds target rate remained unchanged during the quarter at a range of zero to 0.25% and the three-month LIBOR decreased by 24 basis points to 0.29%.

The Company’s continued investment in expanding and improving product and service capabilities for its clients was reflected in continued strength in its key client activity metrics during the third quarter of 2010 — net new client assets totaled $14.6 billion and total client assets ended the third quarter at $1.47 trillion, up 8% from the third quarter of 2009. Client trading activity slowed in the third quarter as clients’ daily average trades decreased 12% on a year-over-year basis to 352,600.

Net revenues increased by 5% in the third quarter of 2010 compared to the third quarter of 2009 primarily due to increases in net interest revenue and asset management and administration fees, partially offset by a decrease in trading revenue. Net interest revenue increased due to higher average balances of interest-earning assets during the quarter. Asset management and administration fees increased due to higher average asset valuations combined with continued asset inflows, offset by money market mutual fund fee waivers of $93 million. Money market mutual fund fee waivers were $78 million in the third quarter of 2009. Trading revenue decreased due to lower daily average revenue trades and lower average revenue earned per revenue trade resulting from improved online trade pricing for clients, which was implemented in January 2010.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net revenues decreased by 3% in the first nine months of 2010 compared to the first nine months of 2009 primarily due to decreases in asset management and administration fees, trading revenue, and other revenue, partially offset by an increase in net interest revenue. Asset management and administration fees decreased primarily due to money market mutual fund fee waivers of $331 million, partially offset by the effect of higher average asset valuations combined with continued asset inflows. Money market mutual fund fee waivers were $114 million in the first nine months of 2009. Trading revenue decreased due to lower daily average revenue trades and lower average revenue earned per revenue trade. Other revenue decreased due to a gain of $31 million on the repurchase of a portion of the Company’s long-term debt in the first nine months of 2009. The increase in net interest revenue resulted from higher average balances of interest-earning assets during the first nine months of 2010, partially offset by a decrease in the average yield earned compared to the year earlier period.

Expenses excluding interest increased by 25% in the third quarter of 2010 compared to the third quarter of 2009 primarily due to the recognition of two charges in the third quarter of 2010. The Company decided to cover the net remaining losses recognized by Schwab money market mutual funds as a result of their investments in a single structured investment vehicle that defaulted in 2008 and recorded a charge of $132 million. Additionally, the Company recorded a charge of $21 million relating to the Company’s Invest First® and WorldPoints(a) Visa(b) credit cards, as the Company ended its sponsorship due to challenging credit card industry economics. This charge is included in other expense on the Company’s condensed consolidated statements of income.

Expenses excluding interest increased by 17% in the first nine months of 2010 compared to the first nine months of 2009 primarily due to the recognition of a class action litigation reserve of $196 million relating to the Schwab YieldPlus Fund® in the first quarter of 2010 and the two charges previously discussed above in the third quarter of 2010. For further discussion of the Schwab YieldPlus Fund litigation and regulatory matters, see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 6. Commitments and Contingent Liabilities.”

Business Acquisition

On August 30, 2010, the Company announced an agreement to acquire Windward Investment Management, Inc., for $150 million in stock and cash. The transaction is expected to close in the fourth quarter of 2010, subject to customary closing conditions. Windward Investment Management, Inc., is an investment advisory firm that manages diversified investment portfolios comprised primarily of exchange-traded fund securities.

CURRENT MARKET AND REGULATORY ENVIRONMENT

While the equity markets have improved from their March 2009 lows, which helped to strengthen the Company’s net revenues in the third quarter and first nine months of 2010, the interest rate environment remains challenging and may continue to limit growth in the Company’s net revenues.

Short-term interest rates remained at historically low levels throughout the period with certain rates, such as the one-month and three-month LIBOR, declining from the previous quarter end. To the extent rates remain at these low levels, the Company’s net interest revenue will continue to be constrained. The low rate environment also affects asset management and administration fees. The overall yields on certain Schwab-sponsored money market mutual funds have fallen to levels at or below the management fees on those funds. The Company continues to waive a portion of its management fees, which it began to do in the first quarter of 2009, so that the funds may continue providing a positive return to clients. These and other money market mutual funds may continue to find it necessary to replace maturing securities with low yielding securities and the overall yield on such funds may remain below the management fees on those funds. To the extent this occurs, fees may continue to be waived and could increase from the third quarter 2010 level, which would negatively affect asset management and administration fees.

The Company recorded net impairment charges of $3 million and $19 million related to certain non-agency residential

(a)	WorldPoints is a registered trademark of FIA Card Services, N.A.
(b)	Visa is a registered trademark of Visa International Service Association.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

mortgage-backed securities in the third quarter and first nine months of 2010, respectively, due to credit deterioration of the securities’ underlying collateral. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional impairment charges.

The “Dodd-Frank Wall Street Reform and Consumer Protection Act” was signed into law on July 21, 2010. Among other things, the legislation authorizes various assessments and fees, requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions and contains several provisions that could increase the Federal Deposit Insurance Corporation (FDIC) deposit insurance premiums paid by the Company. CSC is reviewing the impact the legislation will have on the Company’s business, financial condition, and results of operations.

RESULTS OF OPERATIONS

The following discussion presents an analysis of the Company’s results of operations for the third quarter and first nine months of 2010 compared to the same periods in 2009.

Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. Asset management and administration fees and net interest revenue increased, while trading revenue decreased in the third quarter of 2010 compared to the third quarter of 2009. Asset management and administration fees and trading revenue decreased, while net interest revenue increased in the first nine months of 2010 compared to the first nine months of 2009.

Three Months Ended September 30,		2010		2009
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Mutual fund service fees:
Proprietary funds (Schwab Funds® and Laudus Funds®)	(22%)	$162	15%	$207	21%
Mutual Fund OneSource®	24%	156	15%	126	12%
Clearing and other	—	23	2%	23	2%
Investment management and trust fees	41%	99	9%	70	7%
Other	12%	28	3%	25	3%

Asset management and administration fees	4%	468	44%	451	45%

Net interest revenue
Interest revenue	24%	442	42%	356	35%
Interest expense	(6%)	(58)	(6%)	(62)	(6%)

Net interest revenue	31%	384	36%	294	29%

Trading revenue
Commissions	(23%)	168	16%	217	21%
Principal transactions	(42%)	14	1%	24	3%

Trading revenue	(24%)	182	17%	241	24%

Other	(11%)	32	3%	36	3%

Net impairment losses on securities	(73%)	(3)	—	(11)	(1%)

Total net revenues	5%	$1,063	100%	$1,011	100%

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Nine Months Ended September 30,		2010		2009
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Mutual fund service fees:
Proprietary funds (Schwab Funds® and Laudus Funds®)	(43%)	$447	14%	$780	24%
Mutual Fund OneSource®	43%	458	15%	321	10%
Clearing and other	18%	78	3%	66	2%
Investment management and trust fees	31%	260	8%	199	6%
Other	12%	82	3%	73	3%

Asset management and administration fees	(8%)	1,325	43%	1,439	45%

Net interest revenue
Interest revenue	19%	1,261	40%	1,063	33%
Interest expense	5%	(169)	(5%)	(161)	(5%)

Net interest revenue	21%	1,092	35%	902	28%

Trading revenue
Commissions	(15%)	575	18%	679	21%
Principal transactions	(47%)	49	2%	93	3%

Trading revenue	(19%)	624	20%	772	24%

Other	(25%)	99	3%	132	4%

Net impairment losses on securities	(50%)	(19)	(1%)	(38)	(1%)

Total net revenues	(3%)	$3,121	100%	$3,207	100%

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset management and administration fees increased by $17 million, or 4%, in the third quarter of 2010 compared to the third quarter of 2009 primarily due to an increase in investment management and trust fees, offset by a decrease in mutual fund service fees. Asset management and administration fees decreased by $114 million, or 8%, in the first nine months of 2010 compared to the first nine months of 2009 primarily due to the decrease in mutual fund service fees, partially offset by an increase in investment management and trust fees.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2010	2009		2010	2009
Asset management and administration fees before money market mutual fund fee waivers	$561	$529	6%	$1,656	$1,553	7%
Money market mutual fund fee waivers	(93)	(78)	19%	(331)	(114)	190%

Asset management and administration fees	$468	$451	4%	$1,325	$1,439	(8%)

Mutual fund service fees decreased by $15 million, or 4%, and $184 million, or 16%, in the third quarter and first nine months of 2010 compared to the same periods in 2009, respectively, primarily due to money market mutual fund fee waivers. Given the low interest rate environment in the third quarters and first nine months of 2010 and 2009, the overall yields on certain Schwab-sponsored money market mutual funds have fallen to levels at or below the management fees on those funds. As a result, the Company waived a portion of its fees in the third quarters and first nine months of 2010 and 2009, in order to provide a positive return to clients. The decrease in mutual fund service fees was partially offset by higher average balances of client assets invested in the Company’s Mutual Fund OneSource funds as a result of higher average asset valuations combined with continued asset inflows.

Investment management and trust fees increased by $29 million, or 41%, and $61 million, or 31%, in the third quarter and first nine months of 2010 compared to the same periods in 2009, respectively, primarily due to higher average balances of client assets participating in advisory and managed account services programs. This increase was partially offset by temporary fee rebates of $10 million and $62 million in the third quarter and first nine months of 2010, respectively, offered to qualifying clients for choosing to participate in these programs.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheet:

Three Months Ended September 30,	2010			2009
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$8,265	$6	0.29%	$9,366	$7	0.30%
Cash and investments segregated	19,286	16	0.33%	16,584	16	0.38%
Broker-related receivables (1)	287	—	0.12%	383	—	0.14%
Receivables from brokerage clients	9,151	111	4.81%	7,006	89	5.04%
Other securities owned (2)	—	—	—	158	—	0.87%
Securities available for sale (3)	25,148	124	1.96%	18,942	127	2.66%
Securities held to maturity	10,776	95	3.50%	2,874	28	3.87%
Loans to banking clients	8,052	69	3.40%	6,795	61	3.56%
Loans held for sale	69	1	4.72%	69	1	5.75%

Total interest-earning assets	81,034	422	2.07%	62,177	329	2.10%

Other interest revenue		20			27

Total interest-earning assets	$81,034	$442	2.16%	$62,177	$356	2.27%

Funding sources:
Deposits from banking clients	$46,942	$29	0.25%	$33,792	$32	0.38%
Payables to brokerage clients (2)	22,882	1	0.02%	18,474	—	0.01%
Long-term debt	1,827	25	5.43%	1,535	22	5.69%

Total interest-bearing liabilities	71,651	55	0.30%	53,801	54	0.40%

Non-interest-bearing funding sources	9,383			8,376
Other interest expense		—			1

Total funding sources	$81,034	$55	0.27%	$62,177	$55	0.35%

Net interest revenue before provision for credit losses		$387	1.89%		$301	1.92%

Provision for credit losses		3			7

Net interest revenue		$384	1.88%		$294	1.88%

(1)	Includes receivables from brokers, dealers, and clearing organizations. Interest revenue on broker-related receivables was less than $500,000 in the third quarters of 2010 and 2009.
(2)	Interest revenue on other securities owned and interest expense on payables to brokerage clients was less than $500,000 in the third quarter of 2009.
(3)	Amounts have been calculated based on amortized cost.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Nine Months Ended September 30,	2010			2009
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$7,848	$16	0.27%	$7,795	$27	0.46%
Cash and investments segregated	19,046	41	0.29%	15,815	67	0.57%
Broker-related receivables (1)	297	—	0.04%	355	1	0.38%
Receivables from brokerage clients	8,720	322	4.94%	6,457	254	5.26%
Other securities owned (2)	98	—	0.45%	53	—	0.88%
Securities available for sale (3)	23,841	376	2.11%	17,235	389	3.02%
Securities held to maturity	8,799	240	3.65%	1,443	43	3.98%
Loans to banking clients	7,802	204	3.50%	6,497	177	3.64%
Loans held for sale	69	3	4.84%	121	5	5.52%

Total interest-earning assets	76,520	1,202	2.10%	55,771	963	2.31%

Other interest revenue		59			100

Total interest-earning assets	$76,520	$1,261	2.20%	$55,771	$1,063	2.55%

Funding sources:
Deposits from banking clients	$43,434	$85	0.26%	$29,285	$73	0.33%
Payables to brokerage clients	22,103	2	0.01%	17,393	2	0.02%
Long-term debt	1,527	64	5.60%	1,134	51	6.01%

Total interest-bearing liabilities	67,064	151	0.30%	47,812	126	0.35%

Non-interest-bearing funding sources	9,456			7,959
Other interest expense		—			2

Total funding sources	$76,520	$151	0.26%	$55,771	$128	0.31%

Net interest revenue before provision for credit losses		$1,110	1.94%		$935	2.24%

Provision for credit losses		18			33

Net interest revenue		$1,092	1.91%		$902	2.16%

(1)	Includes receivables from brokers, dealers, and clearing organizations. Interest revenue on broker-related receivables was less than $500,000 in the first nine months of 2010.
(2)	Interest revenue on other securities owned was less than $500,000 in the first nine months of 2010 and 2009.
(3)	Amounts have been calculated based on amortized cost.

Net interest revenue increased in the third quarter and first nine months of 2010 compared to the same periods in 2009 due to higher average balances of interest-earning assets. This resulted from significant growth in average balances of deposits from banking clients, which in turn funded increases in the average balances of securities held to maturity, securities available for sale, and loans to banking clients. These interest-earning assets are invested at rates above the cost of supporting funding sources. The increase in net interest revenue was partially offset by the low interest rate environment that persisted in the third quarter and first nine months of 2010, which resulted in the decline in the yields of all interest-earning assets compared to the third quarter and first nine months of 2009.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Trading revenue decreased by $59 million, or 24%, and $148 million, or 19%, in the third quarter and first nine months of 2010 compared to the same periods in 2009 due to lower daily average revenue trades and lower average revenue earned per revenue trade.

As shown in the following table, daily average revenue trades decreased 15% and 8% in the third quarter and first nine months of 2010 primarily due to lower volumes of equity and principal transaction trades, partially offset by a higher volume of option trades. Average revenue earned per revenue trade decreased 12% and 11% in the third quarter and first nine months of 2010, respectively, primarily due to lower online equity trade commissions, which were implemented in January 2010.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2010	2009		2010	2009
Daily average revenue trades (in thousands) (1)	233.2	273.7	(15%)	270.3	292.4	(8%)
Number of trading days	64.0	64.0	—	188.0	188.0	—
Average revenue earned per revenue trade	$12.32	$13.93	(12%)	$12.35	$13.94	(11%)

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

Other Revenue

Other revenue includes gains on the repurchases of long-term debt, gains and losses on sales of loans held for sale, service fees, and software maintenance fees. Other revenue decreased by $33 million, or 25%, in the first nine months of 2010 from the first nine months of 2009 due to a gain of $31 million on the repurchase of a portion of the Company’s long-term debt in the first nine months of 2009.

Net Impairment Losses on Securities

The Company recorded net impairment charges of $3 million and $19 million in the third quarter and first nine months of 2010, respectively. Net impairment charges were $11 million and $38 million in the third quarter and first nine months of 2009, respectively. These charges related to certain non-agency residential mortgage-backed securities in the Company’s available for sale portfolio as a result of credit deterioration of the securities’ underlying collateral. See “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 3. Securities Available for Sale and Securities Held to Maturity” for further discussion.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses Excluding Interest

As shown in the table below, expenses excluding interest increased in the third quarter of 2010 compared to the third quarter of 2009, primarily due to the recognition of two charges in the third quarter of 2010 relating to losses recognized by Schwab money market mutual funds and the termination of the Company’s Invest First and WorldPoints Visa credit card program. These charges and the recognition of a class action litigation reserve relating to the Schwab YieldPlus Fund in the first quarter of 2010 resulted in the increase of expenses excluding interest in the first nine months of 2010 compared to the first nine months of 2009. Expenses excluding interest also increased in the first nine months of 2010 due to increases in professional services expense and other expense, partially offset by a decrease in occupancy and equipment expense.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2010	2009		2010	2009
Compensation and benefits	$381	$371	3%	$1,176	$1,173	—
Professional services	85	70	21%	249	194	28%
Occupancy and equipment	66	67	(1%)	202	245	(18%)
Advertising and market development	34	34	—	139	141	(1%)
Communications	49	48	2%	154	155	(1%)
Depreciation and amortization	35	38	(8%)	108	121	(11%)
Class action litigation reserve	—	—	—	196	—	N/M
Money market mutual fund charges	132	—	N/M	132	—	N/M
Other	82	63	30%	215	168	28%

Total expenses excluding interest	$864	$691	25%	$2,571	$2,197	17%

Expenses as a percentage of total net revenues:
Total expenses excluding interest	81%	68%		82%	69%
Advertising and market development	3%	3%		4%	4%

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Compensation and benefits expense increased by $10 million, or 3%, in the third quarter of 2010 compared to the third quarter of 2009 primarily due to an increase in salaries and wages expense. Compensation and benefits expense was relatively flat in the first nine months of 2010 compared to the first nine months of 2009 primarily due to an increase in incentive compensation, partially offset by a decrease in salaries and wages expense. The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2010	2009		2010	2009
Salaries and wages	$228	$214	7%	$701	$713	(2%)
Incentive compensation (1)	88	91	(3%)	283	261	8%
Employee benefits and other	65	66	(2%)	192	199	(4%)

Total compensation and benefits expense	$381	$371	3%	$1,176	$1,173	—

Compensation and benefits expense as a percentage of total net revenues:
Salaries and wages	21%	21%		22%	22%
Incentive compensation	8%	9%		9%	8%
Employee benefits and other	7%	7%		7%	7%

Total compensation and benefits expense	36%	37%		38%	37%

Full-time equivalent employees (in thousands) (2)
At quarter end	12.5	12.2	2%
Average	12.5	12.2	2%	12.6	12.4	2%

(1)	Includes variable compensation, discretionary bonus costs, stock-based compensation, and employee stock purchase plan expense.
(2)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

Salaries and wages increased in the third quarter of 2010 compared to the third quarter of 2009 due to an increase in full-time employees and persons employed on a contract basis. Salaries and wages decreased in the first nine months of 2010 compared to the first nine months of 2009 primarily due to severance expense of $56 million in the first nine months of 2009 relating to the Company’s cost reduction measures. This decrease was partially offset by an increase in persons employed on a contract basis.

Incentive compensation increased in the first nine months of 2010 compared to the first nine months of 2009 primarily due to higher variable compensation resulting from product sales performance in the Company’s branch offices.

Expenses Excluding Compensation and Benefits

Professional services expense increased in the third quarter and first nine months of 2010 compared to the same periods in 2009 primarily due to an increase in fees paid to outsourced service providers and consultants.

Occupancy and equipment expense decreased in the first nine months of 2010 compared to the first nine months of 2009 primarily due to facilities charges of $43 million in the first nine months of 2009 relating to the Company’s cost reduction measures.

Depreciation and amortization expense decreased in the third quarter and first nine months of 2010 compared to the same periods in 2009 primarily due to certain assets becoming fully depreciated.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

In the third quarter of 2010, the Company decided to cover the net remaining losses recognized by Schwab money market mutual funds as a result of their investments in a single structured investment vehicle that defaulted in 2008 and recorded a charge of $132 million.

Other expense increased in the third quarter and first nine months of 2010 compared to the same periods in 2009 primarily due to a charge of $21 million in the third quarter of 2010 relating to the Company’s Invest First and WorldPoints Visa credit cards, as the Company ended its sponsorship due to challenging credit card industry economics. A charge of $9 million was previously recognized in the first quarter of 2010 relating to this termination. Other expense also increased in the first nine months of 2010 due to an increase in employee travel expenses. Other expense in the first nine months of 2009 included charges of $21 million for individual client complaints and arbitration claims relating to Schwab YieldPlus Fund investments, offset by $34 million of insurance recoveries, resulting in a net credit of $13 million. These expenses were not material in the third quarter and first nine months of 2010.

Taxes on Income

The Company’s effective income tax rate on income before taxes was 37.7% and 37.5% for the third quarters of 2010 and 2009, respectively. The Company’s effective income tax rate on income before taxes was 39.1% and 38.3% for the first nine months of 2010 and 2009, respectively. The increase in the first nine months of 2010 was primarily due to the impact of non-recurring items on the computation of the effective income tax rate in relation to lower income before taxes.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Financial information for the Company’s reportable segments is presented in the following table:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2010	2009		2010	2009
Investor Services:
Net revenues	$718	$658	9%	$2,080	$2,069	1%
Expenses excluding interest	503	462	9%	1,535	1,415	8%

Contribution margin	$215	$196	10%	$545	$654	(17%)

Institutional Services:
Net revenues	$346	$353	(2%)	$1,042	$1,138	(8%)
Expenses excluding interest	232	228	2%	715	695	3%

Contribution margin	$114	$125	(9%)	$327	$443	(26%)

Unallocated:
Net revenues	$(1)	$—	N/M	$(1)	$—	N/M
Expenses excluding interest	129	1	N/M	321	87	N/M

Contribution margin	$(130)	$(1)	N/M	$(322)	$(87)	N/M

Total:
Net revenues	$1,063	$1,011	5%	$3,121	$3,207	(3%)
Expenses excluding interest	864	691	25%	2,571	2,197	17%

Contribution margin	$199	$320	(38%)	$550	$1,010	(46%)

N/M Not meaningful.

Investor Services

Net revenues increased by $60 million, or 9%, in the third quarter of 2010 compared to the third quarter of 2009 primarily due to increases in net interest revenue and asset management and administration fees, partially offset by a decrease in trading revenue. Net interest revenue increased due to higher average balances of interest earning assets during the quarter. Asset management and administration fees increased due to higher average asset valuations combined with continued asset inflows, partially offset by money market mutual fund fee waivers. Trading revenue decreased due to lower daily average revenue trades and lower average revenue earned per revenue trade resulting from improved online trade pricing for clients, which was implemented in January 2010. Expenses excluding interest increased by $41 million, or 9%, in the third quarter of 2010 compared to the third quarter of 2009 primarily due to increases in professional services expense and other expense. Other expense includes a charge relating to the Company’s Invest First and WorldPoints Visa credit cards, as the Company ended its sponsorship due to challenging credit card industry economics.

Net revenues were relatively flat in the first nine months of 2010 compared to the first nine months of 2009 primarily due to an increase in net interest revenue, offset by decreases in trading revenue, asset management and administration fees and other revenue. Net interest revenue increased due to higher average balances of interest earning assets during the first nine months of 2010. Trading revenue decreased due to lower daily average revenue trades and lower average revenue earned per revenue trade. Asset management and administration fees decreased primarily due to money market mutual fund fee waivers, partially offset by the effect of higher average asset valuations combined with continued asset inflows. Other revenue decreased due to a gain on the repurchase of a portion of the Company’s long-term debt in the first nine months of 2009. Expenses excluding interest increased by $120 million, or 8%, in the first nine months of 2010 compared to the first nine months of 2009 primarily due to increases in professional services expense and other expense. Other expense includes the termination charge relating to the Company’s Invest First and WorldPoints Visa credit card program in the third quarter of 2010 previously discussed.

Institutional Services

Net revenues were relatively flat in the third quarter of 2010 compared to the third quarter of 2009 primarily due to a decrease in trading revenue, offset by an increase in net interest revenue. Trading revenue decreased due to lower daily average revenue trades and lower average revenue earned per revenue trade. Net interest revenue increased due to higher

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

average balances of interest-earning assets during the quarter. Expenses excluding interest were also relatively flat in the third quarter of 2010 compared to the third quarter of 2009.

Net revenues decreased by $96 million, or 8%, in the first nine months of 2010 compared to the first nine months of 2009 primarily due to decreases in trading revenue, asset management and administration fees, and other revenue, partially offset by an increase in net interest revenue. Trading revenue decreased due to lower daily average revenue trades and lower average revenue earned per revenue trade. Asset management and administration fees decreased due to money market mutual fund fee waivers, partially offset by the effect of higher average asset valuations combined with continued asset inflows. Other revenue decreased due to a gain on the repurchase of a portion of the Company’s long-term debt in the first nine months of 2009. Net interest revenue increased due to higher average balances of interest-earning assets during the first nine months of 2010. Expenses excluding interest increased by $20 million, or 3%, in the first nine months of 2010 compared to the first nine months of 2009 primarily due to an increase in professional services expense.

Unallocated

Expenses excluding interest in the third quarter and first nine months of 2010 include the recognition of a charge relating to the Company’s decision to cover the net remaining losses recognized by Schwab money market mutual funds as a result of their investments in a single structured investment vehicle that defaulted in 2008. Expenses excluding interest in the first nine months of 2010 also include the recognition of a class action litigation reserve relating to the Schwab YieldPlus Fund in the first quarter of 2010. Expenses excluding interest in the first nine months of 2009 include facilities and severance charges relating to the Company’s cost reduction measures.

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

Liquidity

CSC

As a savings and loan holding company, CSC is not subject to specific statutory capital requirements. However, CSC is required to maintain capital that is sufficient to support the holding company and its subsidiaries’ business activities, and the risks inherent in those activities. To manage capital adequacy, CSC currently utilizes a target Tier 1 Leverage Ratio, as defined by the Board of Governors of the Federal Reserve System, of at least 6%. At September 30, 2010, CSC’s Tier 1 Leverage Ratio was 6.8%.

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

CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), Junior Subordinated Notes, and Senior Notes, as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes, of which $250 million were outstanding at September 30, 2010, mature in 2017 and have a fixed interest rate of 6.375% with interest payable semi-annually. The Medium-Term Notes are rated A2 by Moody’s Investors Service (Moody’s), A by Standard & Poor’s Ratings Group (Standard & Poor’s), and A by Fitch Ratings, Ltd. (Fitch). At

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

September 30, 2010, $202 million of Junior Subordinated Notes, which mature in 2067, were outstanding and have a fixed interest rate of 7.50% until 2017 and a floating rate thereafter. The Junior Subordinated Notes are not rated, however the trust preferred securities related to these notes are rated Baa1 by Moody’s, BBB+ by Standard & Poor’s, and BBB+ by Fitch.

CSC has a universal automatic shelf registration statement on file with the SEC which enables CSC to issue debt, equity and other securities. In the third quarter of 2010, the Company issued $700 million of additional Senior Notes under this registration statement. At September 30, 2010, there were $1.5 billion of Senior Notes outstanding with maturities ranging from 2014 to 2020 and fixed interest rates ranging from 4.45% to 4.950% with interest payable semi-annually. The Senior Notes are rated A2 by Moody’s, A by Standard & Poor’s, and A by Fitch. In January 2010, the Company completed an equity offering of 29,670,300 shares of its common stock under this registration statement. Net proceeds received from the offering were $543 million and were used to support the Company’s balance sheet growth.

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no Commercial Paper Notes outstanding at September 30, 2010. CSC’s ratings for these short-term borrowings are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of 12 banks, which is scheduled to expire in June 2011. This facility replaced a similar facility that expired in June 2010. These facilities were unused during the first nine months of 2010. The funds under this facility are available for general corporate purposes, including repayment of the Commercial Paper Notes discussed above. The amount of this facility that CSC can use for other general corporate purposes is reduced by the amount of any Commercial Paper Notes outstanding. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity. At September 30, 2010, the minimum level of stockholders’ equity required under this facility was $4.4 billion. Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $707 million of the $832 million uncommitted, unsecured bank credit lines discussed below, that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used by CSC during the first nine months of 2010.

In addition, Schwab provides CSC with a $1.0 billion credit facility maturing in December 2011. No funds were drawn under this facility at September 30, 2010.

Schwab

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings from CSC, paying cash dividends, or making unsecured advances or loans to its parent company or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At September 30, 2010, Schwab’s net capital was $1.1 billion (10% of aggregate debit balances), which was $887 million in excess of its minimum required net capital and $550 million in excess of 5% of aggregate debit balances.

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

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $27.1 billion and $25.3 billion at September 30, 2010 and December 31, 2009,

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $107 million at September 30, 2010, is being reduced by a portion of the lease payments over the remaining lease term of approximately 14 years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of seven banks totaling $832 million at September 30, 2010. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earning investments, and movements of cash to meet segregation requirements. Schwab used such borrowings for 25 days during the first nine months of 2010, with daily amounts borrowed averaging $28 million. There were no borrowings outstanding under these lines at September 30, 2010.

To satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured standby letter of credit agreements (LOCs) with seven banks in favor of the OCC aggregating $445 million at September 30, 2010. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At September 30, 2010, the aggregate face amount of these LOCs totaled $14 million. There were no funds drawn under any of these LOCs during the first nine months of 2010.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility, which is scheduled to expire in March 2012. The amount outstanding under this facility at September 30, 2010, was $220 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $1.5 billion credit facility, which is scheduled to expire in December 2011. Borrowings under this facility do not qualify as regulatory capital for Schwab. There were no funds drawn under this facility at September 30, 2010.

Schwab Bank

Schwab Bank is required to maintain a capital level that at least equals minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. Based on its regulatory capital ratios at September 30, 2010, Schwab Bank is considered well capitalized. Schwab Bank’s regulatory capital and ratios at September 30, 2010, are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$4,008	23.6%	$678	4.0%	$1,017	6.0%
Total Capital	$4,057	23.9%	$1,356	8.0%	$1,695	10.0%
Tier 1 Leverage	$4,008	7.6%	$2,119	4.0%	$2,649	5.0%
Tangible Equity	$4,008	7.6%	$1,060	2.0%	N/A

N/A Not applicable.

Beginning in the first quarter of 2010, in light of the evolving regulatory environment and capitalization trends observed across the banking industry, management established a target Tier 1 Leverage Ratio for Schwab Bank of at least 7.5%. Schwab Bank’s current liquidity needs are generally met through deposits from banking clients and equity capital.

The excess cash held in certain Schwab brokerage client accounts is swept into deposit accounts at Schwab Bank. At September 30, 2010, these balances totaled $29.7 billion.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, Schwab Bank has access to short-term funding through the Federal Reserve Bank (FRB) discount window. Amounts available under the FRB discount window are dependent on the fair value of certain of Schwab Bank’s securities available for sale and securities held to maturity that are pledged as collateral. At September 30, 2010, $981 million was available under this arrangement. There were no funds drawn under this arrangement during the first nine months of 2010.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System. Amounts available under this facility are dependent on the amount of Schwab Bank’s residential real estate mortgages and home equity lines of credit that are pledged as collateral. At September 30, 2010, $3.7 billion was available under this facility. There were no funds drawn under this facility during the first nine months of 2010.

CSC provides Schwab Bank with a $100 million short-term credit facility, which is scheduled to expire in December 2011. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. There were no funds drawn under this facility during the first nine months of 2010.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio not to exceed 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at September 30, 2010, was $8.0 billion, up $1.5 billion, or 22%, from December 31, 2009.

At September 30, 2010, the Company had long-term debt of $2.0 billion, or 25% of total financial capital, that bears interest at a weighted-average rate of 5.24%. At December 31, 2009, the Company had long-term debt of $1.5 billion, or 23% of total financial capital. In the third quarter of 2010, the Company issued $700 million of Senior Notes that mature in 2020 and have a fixed interest rate of 4.45%. The Company repaid $204 million of long-term debt in the first nine months of 2010, which included the maturity of $200 million of Medium-Term Notes in the first quarter of 2010.

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

Capital Expenditures

The Company’s capital expenditures were $76 million and $107 million in the first nine months of 2010 and 2009, respectively. Capital expenditures in the first nine months of 2010 were primarily for software and equipment relating to the Company’s information technology systems and leasehold improvements. Capital expenditures in the first nine months of 2009 were primarily for leasehold improvements, software and equipment relating to the Company’s information technology systems, and building improvements. Capital expenditures include capitalized costs for developing internal-use software of $14 million in the first nine months of 2010 and $12 million in the first nine months of 2009.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Dividends

CSC paid common stock cash dividends of $215 million and $209 million in the first nine months of 2010 and 2009, respectively. CSC paid common stock cash dividends of $0.18 per share in the first nine months of 2010 and 2009.

Share Repurchases

There were no repurchases of CSC’s common stock in the first nine months of 2010 or 2009. As of September 30, 2010, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock.

Business Acquisition

On August 30, 2010, the Company announced an agreement to acquire Windward Investment Management, Inc., for $150 million in stock and cash. The transaction is expected to close in the fourth quarter of 2010, subject to customary closing conditions.

Off-Balance-Sheet Arrangements

The Company enters into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit. Additionally, the Company enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For discussion on the Company’s off-balance-sheet arrangements, see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 6. Commitments and Contingent Liabilities.”

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

Credit Risk Exposures

The Company has exposure to credit risk associated with the Company’s loans to banking clients. The Company’s mortgage loan portfolios primarily include first lien 3-, 5- and 7- year adjustable rate residential mortgage loans (First Mortgage portfolio) of $4.2 billion and home equity lines of credit (HELOC portfolio) of $3.5 billion at September 30, 2010.

The Company’s First Mortgage portfolio underwriting requirements are generally consistent with the underwriting requirements in the secondary market for loan portfolios. The Company’s guidelines include maximum loan-to-value (LTV) ratios, cash out limits, and minimum Fair Isaac & Company (FICO) credit scores. The specific guidelines are dependent on the individual characteristics of a loan (for example, whether the property is a primary or secondary residence, whether the loan is for investment property, whether the loan is for an initial purchase of a home or refinance of an existing home, and whether the loan is conforming or jumbo). These credit underwriting standards have limited the exposure to the types of

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

loans that experienced high foreclosures and loss rates elsewhere in the industry during 2009 and the first nine months of 2010. There have been no significant changes to the LTV ratio or FICO credit score guidelines related to the Company’s First Mortgage or HELOC portfolios during the first nine months of 2010. At September 30, 2010, the weighted-average originated LTV ratios were 61% and 59% for the First Mortgage and HELOC portfolios, respectively, and the weighted-average originated FICO credit scores were 763 and 768 for the First Mortgage and HELOC portfolios, respectively.

The Company does not offer loans that allow for negative amortization and does not originate or purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO credit score of less than 620 at origination), unless the borrower has compensating credit factors. At September 30, 2010, approximately 2% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with FICO credit scores of less than 620.

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

	September 30, 2010	December 31, 2009
Loan delinquencies (1)	0.96%	0.87%
Nonaccrual loans	0.58%	0.46%
Allowance for credit losses	0.61%	0.61%

(1)	Loan delinquencies are defined as loans that are 30 days or more past due.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios, whose fair values totaled $26.0 billion and $14.8 billion at September 30, 2010, respectively. These portfolios include U.S. agency and non-agency residential mortgage-backed securities, U.S. agency notes, corporate debt securities, certificates of deposit, asset-backed securities, and commercial paper. U.S. agency residential mortgage-backed securities do not have explicit credit ratings, however management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. agencies. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined by the Company as loans to borrowers with a FICO credit score of 620 or higher at origination), and “Alt-A” (defined by the Company as Prime loans with reduced documentation at origination).

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The table below presents the credit ratings for U.S. agency and non-agency residential mortgage-backed securities available for sale and securities held to maturity, including Prime and Alt-A residential mortgage-backed securities, by year of origination. In some instances securities have divergent ratings from Moody’s, Fitch, or Standard & Poor’s. In these instances, the Company has used the lowest rating as of September 30, 2010, for purposes of presenting the table below. Residential mortgage-backed securities, particularly Alt-A securities, experienced deteriorating credit characteristics, including increased delinquencies, in the first nine months of 2010. For a discussion of the impact of current market conditions on residential mortgage-backed securities, see “Current Market and Regulatory Environment.”

	AAA		AA to A		BBB		BB or Lower		Total
	Amortized Cost	Net Unrealized Gain (Loss)	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Gain (Loss)
U.S. agency residential mortgage-backed securities:
2005	$476	$6	$—	$—	$—	$—	$—	$—	$476	$6
2006	432	1	—	—	—	—	—	—	432	1
2007	474	8	—	—	—	—	—	—	474	8
2008	3,124	93	—	—	—	—	—	—	3,124	93
2009	7,610	269	—	—	—	—	—	—	7,610	269
2010	14,379	287	—	—	—	—	—	—	14,379	287

Total	26,495	664	—	—	—	—	—	—	26,495	664

Non-agency residential mortgage-backed securities
2003	60	(3)	6	—	—	—	—	—	66	(3)
2004	96	(4)	68	(8)	13	(4)	—	—	177	(16)
2005	19	—	75	(1)	35	(2)	633	(105)	762	(108)
2006	8	—	—	—	—	—	565	(123)	573	(123)
2007	64	1	—	—	—	—	301	(44)	365	(43)

Total	247	(6)	149	(9)	48	(6)	1,499	(272)	1,943	(293)

Total residential mortgage-backed securities	$26,742	$658	$149	$(9)	$48	$(6)	$1,499	$(272)	$28,438	$371

% of Total residential mortgage-backed securities	94%		1%		—		5%		100%

At September 30, 2010, all of the corporate debt securities and non-mortgage asset-backed securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard & Poor’s rating of “BBB-” or higher).

Concentration Risk Exposures

The Company has exposure to concentration risk when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry.

The fair value of the Company’s investments in residential mortgage-backed securities totaled $28.8 billion at September 30, 2010. Of these, $27.2 billion were U.S. agency securities and $1.6 billion were non-agency securities. The U.S. agency securities are included in securities available for sale and securities held to maturity and the non-agency securities are included in securities available for sale. Included in non-agency residential mortgage-backed securities are securities collateralized by Alt-A loans. At September 30, 2010, the amortized cost and fair value of Alt-A mortgage-backed securities were $536 million and $374 million, respectively.

The Company’s investments in corporate debt securities and commercial paper totaled $6.0 billion at September 30, 2010, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, securities held to maturity, cash and investments segregated and on deposit for regulatory purposes, cash and cash equivalents, and other securities owned in the Company’s condensed consolidated balance sheets. Included in corporate debt securities and commercial paper at September 30, 2010, were $3.2 billion of securities issued by financial institutions and guaranteed under the FDIC Temporary Liquidity Guarantee Program.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company’s loans to banking clients include $4.2 billion of first lien residential real estate mortgage loans at September 30, 2010. Approximately 70% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 65% of these interest-only loans are not scheduled to reset for three or more years. The Company’s interest-only loans do not include interest terms described as temporary introductory rates below current market rates. At September 30, 2010, 41% of the residential real estate mortgages and 49% of the home equity lines of credit balances were secured by properties which are located in California.

The Company also has exposure to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. U.S. Government and agency securities held as collateral for resale agreements totaled $11.8 billion at September 30, 2010.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record certain financial assets and liabilities at fair value, and to determine fair value disclosures. All of these assets were measured at fair value using quoted prices or market-based information and accordingly were classified as Level 1 or Level 2 measurements in accordance with the fair value hierarchy described in fair value measurement accounting guidance. Liabilities recorded at fair value were not material at September 30, 2010 or December 31, 2009. See “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 7. Fair Values of Assets and Liabilities” for more information on the Company’s assets and liabilities recorded at fair value.

The Company uses prices obtained from an independent third-party pricing service to measure the fair value of certain investment securities. The Company validates prices received from the pricing service using various methods, including comparison to prices received from additional pricing services, comparison to available quoted market prices, internal valuation models, and review of other relevant market data. The Company does not adjust the prices received from the independent third-party pricing service unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts. At September 30, 2010 and December 31, 2009, the Company did not adjust prices received from the independent third-party pricing service.

CRITICAL ACCOUNTING ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to these critical accounting estimates during the first nine months of 2010.

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

•

the impact of changes in the likelihood of guarantee payment obligations on the Company’s results of operations (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 6. Commitments and Contingent Liabilities”);

•

the impact of legal proceedings and regulatory matters (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 6. Commitments and Contingent Liabilities” and “Part II – Other Information – Item 1 – Legal Proceedings”);

•	target capital ratios (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 12. Regulatory Requirements” and “Liquidity and Capital Resources”); and

•	sources of liquidity, capital, and level of dividends (see “Liquidity and Capital Resources”).

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

Important factors that may cause actual results to differ include, but are not limited to:

•	changes in general economic and financial market conditions;

•	fluctuations in client asset values due to changes in equity valuations;

•	the performance of securities available for sale;

•	the level of interest rates, including yields available on money market mutual fund eligible instruments;

•	the amount of loans to the Company’s brokerage and banking clients;

•	adverse developments in litigation or regulatory matters;

•

the extent of any charges associated with litigation and regulatory matters, including class action litigation and ongoing discussions with state and federal regulators and the Financial Industry Regulatory Authority regarding the Schwab YieldPlus Fund;

•	amounts recovered on insurance policies;

•	the adverse impact of financial reform legislation and related regulations;

•	the level of the Company’s stock repurchase activity;

•	the level of brokerage client cash balances and deposits from banking clients; and

•	the availability and terms of external financing.

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

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in market interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months at September 30, 2010 and December 31, 2009. While the Company typically uses a gradual 200 basis point change, it revised the methodology at March 31, 2008, due to the current low levels of interest rates. The Company will use a gradual 100 basis point change subject to certain floors until such time as the level of interest rates justifies a return to the previous methodology.

	September 30, 2010	December 31, 2009
Increase of 100 basis points	16.9%	16.8%
Decrease of 100 basis points	(7.8%)	(2.9%)

The sensitivities shown in the simulation reflect the fact that short-term interest rates in the first nine months of 2010 remained at historically low levels, including the federal funds target rate, which was unchanged at a range of zero to 0.25%. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources in a declining interest rate scenario. A decline in interest rates could therefore negatively impact the yield on the Company’s investment portfolio to a greater degree than any offsetting reduction in interest expense, further compressing net interest margin. Any increases in short-term interest rates result in a greater impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CHARLES SCHWAB CORPORATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see “Part I – Financial Information – Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 6. Commitments and Contingent Liabilities.”

Item 1A.	Risk Factors

During the first nine months of 2010, there have been no material changes to the risk factors in “Part I – Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, except for the following addition:

Financial reforms and related regulations may affect the Company’s business activities, financial position and profitability.

The “Dodd-Frank Wall Street Reform and Consumer Protection Act” was signed into law on July 21, 2010. This legislation makes extensive changes to the laws regulating financial services firms and requires significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. CSC is reviewing the impact the legislation will have on the Company’s business, financial condition, and results of operations.

The legislation charges the Federal Reserve with drafting enhanced regulatory requirements for “systemically important” bank holding companies and certain other non-bank financial institutions designated as “systemically important” by the Financial Stability Oversight Council, which may include CSC. The enhanced requirements include higher capital, leverage and liquidity standards and numerous other requirements. The legislation permits the Federal Reserve to tailor its enhanced requirements to the perceived riskiness of an individual financial institution. Among other things, the legislation authorizes various assessments and fees, requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions, eliminates the Office of Thrift Supervision, which is currently CSC’s primary regulator, and requires the SEC to complete studies and develop rules regarding various investor protection issues. As a result, the Federal Reserve will become CSC’s primary regulator and the Office of the Comptroller of the Currency will become the primary regulator of Schwab Bank. In addition, the legislation contains several provisions that could increase the FDIC deposit insurance premiums paid by the Company.

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

THE CHARLES SCHWAB CORPORATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the third quarter of 2010:

Month	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
July:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	3	$14.07	N/A	N/A
August:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	1	$14.85	N/A	N/A
September:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	1	$13.64	N/A	N/A

Total:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	5	$14.13	N/A	N/A

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

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

THE CHARLES SCHWAB CORPORATION

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit

10.333	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan (supersedes Exhibit 10.328).	(1)

10.334	Form of Notice and Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan (supersedes Exhibit 10.329).	(1)

10.335	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan (supersedes Exhibit 10.330).	(1)

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

101.INS	XBRL Instance Document	(2, 3)

101.SCH	XBRL Taxonomy Extension Schema	(2, 3)

101.CAL	XBRL Taxonomy Extension Calculation	(2, 3)

101.DEF	XBRL Extension Definition	(2, 3)

101.LAB	XBRL Taxonomy Extension Label	(2, 3)

101.PRE	XBRL Taxonomy Extension Presentation	(2, 3)

(1)	Management contract or compensatory plan.

(2)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

(3)	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	November 8, 2010	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Executive Vice President and Chief Financial Officer