Form 10-K
period 2010-12-31
SCHWAB CHARLES CORP
filed 2011-02-25
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010	Commission file number 1-9700

THE CHARLES SCHWAB CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3025021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

211 Main Street, San Francisco, CA 94105

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (415) 667-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock - $.01 par value per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant was $14.2 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant, and certain investment companies managed by Charles Schwab Investment Management, Inc. were deemed to be shares of the voting stock held by affiliates.

The number of shares of Common Stock outstanding as of January 31, 2011, was 1,203,314,123.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information contained in the registrant’s definitive proxy statement for its annual meeting of stockholders, to be held May 17, 2011, by reference to that document.

THE CHARLES SCHWAB CORPORATION

Annual Report On Form 10-K

For Fiscal Year Ended December 31, 2010

THE CHARLES SCHWAB CORPORATION

PART I

Item 1.	Business

General Corporate Overview

The Charles Schwab Corporation (CSC), headquartered in San Francisco, California, was incorporated in 1986 and engages, through its subsidiaries (collectively referred to as the Company, and primarily located in San Francisco except as indicated), in securities brokerage, banking, asset management, and related financial services. At December 31, 2010, the Company had $1.57 trillion in client assets, 8.0 million active brokerage accounts(a), 1.5 million corporate retirement plan participants, and 690,000 banking accounts.

Significant business subsidiaries of CSC include:

•

Charles Schwab & Co., Inc. (Schwab), which was incorporated in 1971, is a securities broker-dealer with 302 domestic branch offices in 45 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, U.K., and serves clients in Hong Kong through one of CSC’s subsidiaries;

•	Charles Schwab Bank (Schwab Bank), which commenced operations in 2003, is a federal savings bank located in Reno, Nevada; and

•	Charles Schwab Investment Management, Inc. (CSIM), which is the investment advisor for Schwab’s proprietary mutual funds, referred to as the Schwab Funds®.

The Company provides financial services to individuals and institutional clients through two segments – Investor Services and Institutional Services. The Investor Services segment includes the Company’s retail brokerage and banking operations. The Institutional Services segment provides custodial, trading, and support services to independent investment advisors (IAs), as well as retirement plan, equity compensation plan, and other financial services to corporations and their employees. For financial information by segment for the three years ended December 31, 2010, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 24. Segment Information.”

As of December 31, 2010, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of about 12,800 full-time employees.

Acquisitions and Divestiture

On November 9, 2010, the Company completed its acquisition of substantially all of the assets of Windward Investment Management, Inc. (Windward), which was an investment advisory firm that managed diversified investment portfolios comprised primarily of exchange-traded fund securities.

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

Products and Services

The Company offers a broad range of products to address individuals’ varying investment and financial needs. Examples of these product offerings include:

•

Brokerage – an array of brokerage accounts including some with check-writing features, debit card, and billpay; individual retirement accounts; retirement plans for small to large businesses; 529 college savings accounts; designated brokerage accounts; equity incentive plan accounts; and margin loans, as well as access to fixed income securities, and equity and debt offerings;

•

Banking – checking accounts linked to brokerage accounts, savings accounts, certificates of deposit, demand deposit accounts, first mortgages, home equity lines of credit (HELOCs), and pledged asset loans;

•	Trust – trust custody services, personal trust reporting services, and administrative trustee services;

THE CHARLES SCHWAB CORPORATION

•	Advice – separately managed accounts, customized personal advice for tailored portfolios, and specialized planning and full-time portfolio management;

•

Mutual funds – third-party mutual funds through Mutual Fund Marketplace®, including no-load mutual funds through the Mutual Fund OneSource® service, proprietary mutual funds from two fund families – Schwab Funds® and Laudus Funds®, other third-party mutual funds, and mutual fund trading and clearing services to broker-dealers; and

•	Exchange-traded funds (ETFs) – third-party and proprietary ETFs, as well as separately managed portfolios of ETFs.

These products, and the Company’s full array of investing services, are made available through its two segments – Investor Services and Institutional Services.

Investor Services

Through the Investor Services segment, the Company provides retail brokerage and banking services to individual investors.

The Company offers research, analytic tools, performance reports, market analysis, and educational material to all clients. Clients looking for more guidance have access to online portfolio planning tools, professional advice from Schwab’s portfolio consultants who can help develop an investment strategy and carry out investment and portfolio management decisions, as well as a range of fully delegated managed solutions that provide ongoing portfolio management.

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

Schwab Private ClientTM features a personal advice relationship with a designated portfolio consultant, supported by a team of investment professionals who provide individualized service, a customized investment strategy developed in collaboration with the client, and ongoing guidance and execution.

For clients seeking a relationship in which investment decisions are fully delegated to a financial professional, the Company offers several alternatives. The Company provides investors access to professional investment management in a diversified account that is invested exclusively in either mutual funds or ETFs through the Schwab Managed PortfolioTM program. The Company also refers investors who want to utilize a specific third-party money manager to direct a portion of their investment assets to the Schwab Managed Account program. In addition, clients who want the assistance of an independent professional in managing their financial affairs may be referred to IAs in the Schwab Advisor Network®. These IAs provide personalized portfolio management, financial planning, and wealth management solutions.

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

The Company serves both foreign investors and non-English-speaking U.S. clients who wish to trade or invest in U.S. dollar-based securities. The Company has a physical presence in the United Kingdom and Hong Kong. In the U.S., the Company serves Chinese-, Portuguese-, Spanish-, and Vietnamese-speaking clients through a combination of its branch offices and Web-based and telephonic services.

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

The Institutional Services segment also provides retirement plan recordkeeping and related services, retirement plan trust and custody services, stock plan services, and mutual fund clearing services, and supports the availability of Schwab proprietary investment funds on third-party platforms. The Company serves a range of employer sponsored plans: equity compensation plans, defined contribution plans, defined benefit plans, nonqualified deferred compensation plans and other employee benefit plans.

The Company’s bundled 401(k) retirement plan product offers plan sponsors a wide array of investment options, trustee or custodial services, and participant-level recordkeeping. Plan design features, which increase plan efficiency and achieve employer goals, are also offered, such as automatic enrollment, automatic fund mapping at conversion, and automatic contribution increases. Services also include support for Roth 401(k) accounts and profit sharing and defined benefit plans. The Company provides a robust suite of tools to plan sponsors to manage their plans, including plan-specific reports, studies and research, access to legislative updates and benchmarking reports that provide perspective on their plan’s features compared with overall industry and segment-specific plans. Participants in bundled plans serviced by the Company receive targeted education materials, have access to electronic tools and resources, may attend onsite and virtual seminars, and can receive third-party advice delivered by Schwab. This third-party advice service is delivered online, by phone, or in person, including recommendations based on the core investment fund choices in their retirement plan and specific recommended savings rates.

THE CHARLES SCHWAB CORPORATION

Through the Retirement Business Services unit, the Company and independent retirement plan providers work together to serve plan sponsors, combining the consulting and administrative expertise of the administrator with the Company’s investment, technology, trust, and custodial services. Retirement Business Services also offers the Schwab Personal Choice Retirement Account®, a self-directed brokerage offering for retirement plans.

The Company’s Corporate Brokerage Services unit provides specialty brokerage-related services to corporate clients through its Stock Plan Services and Designated Brokerage Services businesses. Stock Plan Services offers equity compensation plan sponsors full-service recordkeeping for stock plans: stock options, restricted stock, performance shares and stock appreciation rights. Specialized services for executive transactions and reporting, grant acceptance tracking and other services are offered to employers to meet the needs of administering the reporting and compliance aspects of an equity compensation plan. Designated Brokerage Services provides solutions for compliance departments of regulated companies and firms with special requirements to monitor employee personal trading. The Corporate Brokerage Services unit also provides mutual fund clearing services to banks, brokerage firms and trust companies and offers Schwab-generated Investment Solutions outside the Company to institutional channels.

Regulation

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution subsidiary, is a federal savings bank. CSC and Schwab Bank are both currently subject to supervision and regulation by the Office of Thrift Supervision. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act legislation eliminates the Office of Thrift Supervision and transfers its functions to other federal banking agencies effective July 21, 2011, unless extended or delayed for up to an additional six months. As a result, the Federal Reserve will become CSC’s primary regulator and the Office of the Comptroller of the Currency will become the primary regulator of Schwab Bank. As a savings and loan holding company, CSC is not subject to specific statutory capital requirements. However, CSC is required to maintain capital that is sufficient to support the holding company and its subsidiaries’ business activities, and the risks inherent in those activities.

Schwab Bank is subject to regulation and supervision and to various requirements and restrictions under federal and state laws, including regulatory capital guidelines. Among other things, these requirements govern transactions with CSC and its non-depository institution subsidiaries, including loans and other extensions of credit, investments or asset purchases, dividends, and investments. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Schwab Bank is required to maintain minimum capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank.

The securities industry in the United States is subject to extensive regulation under both federal and state laws. Schwab is registered as a broker-dealer with the United States Securities and Exchange Commission (SEC), the fifty states, and the District of Columbia and Puerto Rico. Schwab and CSIM are registered as investment advisors with the SEC. Additionally, Schwab is regulated by the Commodities Futures Trading Commission (CFTC) with respect to the futures and commodities trading activities it conducts as an introducing broker.

Much of the regulation of broker-dealers has been delegated to self-regulatory organizations (SROs), which in Schwab’s case includes the Financial Industry Regulatory Authority, Inc. (FINRA), the Municipal Securities Rulemaking Board (MSRB), NYSE Arca, and the Chicago Board Options Exchange. The primary regulators of Schwab are FINRA and, for municipal securities, the MSRB. The CFTC has designated the National Futures Association (NFA) as Schwab’s primary regulator for futures and commodities trading activities. The Company’s business is also subject to oversight by regulatory bodies in other countries in which the Company operates.

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

Sources of Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. The Company generates asset management and administration fees through its proprietary and third-party mutual fund offerings, as well as fee-based investment management and advisory services. Net interest revenue is the difference between interest earned on interest-earning assets (such as cash, short- and long-term investments, and mortgage and margin loans) and interest paid on funding sources (including banking deposits and client cash in brokerage accounts, short-term borrowings, and long-term debt). The Company generates trading revenue through commissions earned for executing trades for clients and principal transaction revenue from trading activity in fixed income securities.

For revenue information by source for the three years ended December 31, 2010, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Net Revenues.”

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

The Company’s business can be adversely affected by the general environment – economic, corporate, securities market, regulatory, and geopolitical developments all play a role in client asset valuations, trading activity, interest rates and overall investor engagement, and are outside of the Company’s control. Deterioration in the housing and credit markets, reductions in short-term interest rates, and decreases in securities valuations negatively impact the Company’s net interest revenue, asset management and administration fees, and capital resources.

A significant decrease in the Company’s liquidity could negatively affect the Company’s business and financial management as well as reduce client confidence in the Company.

Maintaining adequate liquidity is crucial to the business operations of the Company, including margin lending, mortgage lending, and transaction settlement, among other liquidity needs. The Company meets its liquidity needs primarily through cash generated by client activity and operating earnings, as well as cash provided by external financing. Fluctuations in client cash or deposit balances, as well as changes in market conditions, may affect the Company’s ability to meet its liquidity needs. A reduction in the Company’s liquidity position could reduce client confidence in the Company, which could result in the loss of client accounts. In addition, if the Company’s broker-dealer or depository institution subsidiaries fail to meet regulatory capital guidelines, regulators could limit the subsidiaries’ operations or their ability to upstream funds to CSC, which could reduce CSC’s liquidity and adversely affect its ability to repay debt and pay cash dividends. In addition, CSC may need to provide additional funding to such subsidiaries.

Factors which may adversely affect the Company’s liquidity position include a reduction in cash held in banking or brokerage client accounts, a dramatic increase in the Company’s client lending activities (including margin and personal lending), unanticipated outflows of company cash, increased capital requirements, other regulatory changes or a loss of market or customer confidence in the Company. Schwab may also experience temporary liquidity demands due to timing differences between clients’ transaction settlements and the availability of segregated cash balances.

When cash generated by client activity and operating earnings is not sufficient for the Company’s liquidity needs, the Company must seek external financing. During periods of disruptions in the credit and capital markets, potential sources of external financing could be reduced, and borrowing costs could increase. Although CSC and Schwab maintain committed and uncommitted, unsecured bank credit lines and CSC has a commercial paper issuance program, as well as a universal shelf registration statement filed with the SEC, financing may not be available on acceptable terms or at all due to market conditions and disruptions in the credit markets. In addition, a significant downgrade in the Company’s credit ratings could increase its borrowing costs and limit its access to the capital markets.

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

Loss of value of securities available for sale and securities held to maturity can result in charges if management determines that the impairments are other than temporary. The evaluation of whether other-than-temporary impairment exists is a matter

THE CHARLES SCHWAB CORPORATION

of judgment, which includes the assessment of several factors. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.” If management determines that a security is other-than-temporarily impaired, the cost basis of the security may be adjusted and a corresponding loss may be recognized in current earnings. Certain securities available for sale experienced continued deteriorating credit characteristics in 2010, which resulted in impairment charges. Deterioration in the performance of securities available for sale and securities held to maturity could result in the recognition of future impairment charges.

The Company’s loans to banking clients primarily consist of first-lien mortgage loans and HELOCs. Increases in delinquency and default rates, housing price declines, increases in the unemployment rate, and other economic factors can result in charges for loan loss reserves and write downs on such loans.

Heightened credit exposures to specific counterparties or instruments (concentration risk) can increase the Company’s risk of loss. Examples of the Company’s credit concentration risk include:

•	large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry;

•	mortgage loans and HELOCs to banking clients which are secured by properties in the same geographic region; and

•	margin and securities lending activities collateralized by securities of a single issuer or industry.

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

The Company is exposed to interest rate risk primarily from changes in the interest rates on its interest-earning assets (such as cash equivalents, short- and long-term investments, and mortgage and margin loans) relative to changes in the costs of its funding sources (including deposits in banking and brokerage accounts, short-term borrowings, and long-term debt). Changes in interest rates generally affect the interest earned on interest-earning assets differently than the interest the Company pays on its interest-bearing liabilities. In addition, certain funding sources do not bear interest and their cost therefore does not vary. Overall, the Company is positioned to benefit from a rising interest rate environment; the Company could be adversely affected by a decline in interest rates if the rates that the Company earns on interest-earning assets decline more than the rates that the Company pays on its funding sources, or if prepayment rates increase on the mortgages and mortgage-backed securities that the Company holds. With the low interest rate environment, the Company’s revenue from interest-earning assets has been declining more than the rates that the Company pays on its funding sources. The Company may also be limited in the amount it can reduce interest rates on deposit accounts and still offer a competitive return.

To the extent the overall yield on certain Schwab-sponsored money market mutual funds falls to a level at or below the management fees on those funds, the Company may waive a portion of its fee in order to continue providing some return to clients. As a result of the low interest rate environment, the Company has been waiving and may continue to waive a portion of its management fees for certain Schwab-sponsored money market mutual funds. Such fee waivers negatively impact the Company’s asset management and administration fees.

The Company is subject to litigation and regulatory investigations and proceedings and may not always be successful in defending itself against such claims or proceedings.

The financial services industry faces substantial litigation and regulatory risks. The Company is subject to arbitration claims and lawsuits in the ordinary course of its business, as well as class actions and other significant litigation. The Company is also the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies. Actions brought against the Company may result in settlements, awards, injunctions, fines, penalties or other results adverse to the Company

THE CHARLES SCHWAB CORPORATION

including reputational harm. Even if the Company is successful in defending against these actions, the defense of such matters may result in the Company incurring significant expenses. Predicting the outcome of matters is inherently difficult, particularly where claims are brought on behalf of various classes of claimants, claimants seek substantial or unspecified damages, or when investigations or legal proceedings are at an early stage. A substantial judgment, settlement, fine, or penalty could be material to the Company’s operating results or cash flows for a particular future period, depending on the Company’s results for that period. In market downturns, the volume of legal claims and amount of damages sought in litigation and regulatory proceedings against financial services companies have historically increased. See “Item 8 – Financial Statements and Supplementary Data – Note to Consolidated Financial Statements – 14. Commitments and Contingent Liabilities.”

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

The “Dodd-Frank Wall Street Reform and Consumer Protection Act” was signed into law in July 2010. This legislation makes extensive changes to the laws regulating financial services firms and requires significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. CSC continues to review the impact that the legislation, studies and related rule-making will have on the Company’s business, financial condition, and results of operations.

The legislation charges the Federal Reserve with drafting enhanced regulatory requirements for “systemically important” bank holding companies and certain other non-bank financial institutions designated as “systemically important” by the Financial Stability Oversight Council, which may include CSC. The enhanced requirements include more stringent capital, leverage and liquidity standards. The legislation permits the Federal Reserve to tailor its enhanced requirements to the perceived risk profile of an individual financial institution. Among other things, the legislation authorizes various assessments and fees, requires the

THE CHARLES SCHWAB CORPORATION

establishment of minimum leverage and risk-based capital requirements for insured depository institutions, and requires the SEC to complete studies and develop rules regarding various investor protection issues.

The legislation also establishes a new independent Consumer Financial Protection Bureau, which will have broad rulemaking, supervisory and enforcement authority over consumer products, including mortgages, home-equity loans and credit cards. States will be permitted to adopt stricter consumer protection laws and state attorney generals can enforce consumer protection rules issued by the Bureau.

The legislation gives the SEC discretion to adopt rules regarding standards of conduct for broker-dealers providing investment advice to retail customers. The various studies required by the legislation could result in additional rulemaking or legislative action, which could impact our business and financial results.

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

The Company faces technology and operating risk which is the potential for loss due to deficiencies in control processes or technology systems of the Company, its vendors or its outsourced service providers that constrain the Company’s ability to gather, process, and communicate information and process client transactions efficiently and securely, without interruptions. This risk also includes the risk of human error, employee misconduct, external fraud, computer viruses, distributed denial of service attacks, terrorist attacks, and natural disaster. It could take several hours or more to restore full functionality in the event of an unforeseen event which could affect the Company’s ability to process and settle client transactions. Extraordinary trading volumes could cause the Company’s computer systems to operate at an unacceptably slow speed or even fail. The Company’s business and operations could be negatively impacted by any significant technology and operational failures. Moreover, instances of fraud or other misconduct, including improper use or disclosure of confidential client, employee, or company information, might also negatively impact the Company’s reputation and client confidence in the Company, in addition to any direct losses that might result from such instances. Despite the Company’s efforts to identify areas of risk,

THE CHARLES SCHWAB CORPORATION

oversee operational areas involving risk, and implement policies and procedures designed to manage risk, there can be no assurance that the Company will not suffer unexpected losses, reputational damage or regulatory action due to technology or other operational failures, including those of its vendors.

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

A summary of the Company’s significant locations at December 31, 2010, is presented in the following table. Locations are leased or owned as noted below. The square footage amounts are presented net of space that has been subleased to third parties.

	Square Footage
(amounts in thousands)	Leased	Owned
Location
Corporate office space:

San Francisco, CA (1)	778	—

Service centers:

Phoenix, AZ (2)	47	709

Denver, CO	383	—

Indianapolis, IN	—	274

Austin, TX	190	—

Orlando, FL	168	—

Richfield, OH	—	117

(1)	Includes the Company’s headquarters.

(2)	Includes two data centers.

Substantially all of the Company’s branch offices are located in leased premises. The corporate headquarters, data centers, offices, and service centers generally support all of the Company’s segments.

Item 3.	Legal Proceedings

For a discussion of legal proceedings, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 14. Commitments and Contingent Liabilities.”

THE CHARLES SCHWAB CORPORATION

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

CSC’s common stock is listed on The New York Stock Exchange under the ticker symbol SCHW. The number of common stockholders of record as of January 31, 2011, was 8,276. The closing market price per share on that date was $18.05.

The quarterly high and low sales prices for CSC’s common stock and the other information required to be furnished pursuant to this item are included in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 27. Quarterly Financial Information (Unaudited) and 19. Employee Incentive, Deferred Compensation, and Retirement Plans.”

The following graph shows a five-year comparison of cumulative total returns for CSC’s common stock, the Dow Jones U.S. Investment Services Index, and the Standard & Poor’s 500 Index, each of which assumes an initial investment of $100 and reinvestment of dividends.

December 31,	2005	2006	2007	2008	2009	2010
The Charles Schwab Corporation	$100	$133	$186	$119	$141	$130
Dow Jones U.S. Investment Services Index	$100	$135	$122	$40	$64	$66
Standard & Poor’s 500 Index	$100	$116	$122	$77	$97	$112

THE CHARLES SCHWAB CORPORATION

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the fourth quarter of 2010:

Month	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in millions)
October:
Share Repurchase Program (1)	—	$—	—	$596
Employee transactions (2)	4	$14.12	N/A	N/A
November:
Share Repurchase Program (1)	—	$—	—	$596
Employee transactions (2)	490	$15.42	N/A	N/A
December:
Share Repurchase Program (1)	—	$—	—	$596
Employee transactions (2)	3	$16.20	N/A	N/A

Total:
Share Repurchase Program (1)	—	$—	—	$596
Employee transactions (2)	497	$15.41	N/A	N/A

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

Recent Sales of Unregistered Securities

In connection with the acquisition of substantially all of the assets of Windward on November 9, 2010, CSC issued 4,789,875 and 2,052,803 shares of its common stock to Windward and the Stephen J. Cucchiaro 2001 Revocable Trust, respectively. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) as a transaction not involving any public offering.

THE CHARLES SCHWAB CORPORATION

Item 6.	Selected Financial Data

Selected Financial and Operating Data

(In Millions, Except Per Share Amounts, Ratios, or as Noted)

	Growth Rates
	Compounded	Annual
	4-Year 2006-2010	1-Year 2009-2010	2010	2009	2008	2007	2006
Results of Operations
Net revenues	—	1%	$4,248	$4,193	$5,150	$4,994	$4,309
Expenses excluding interest	5%	19%	$3,469	$2,917	$3,122	$3,141	$2,833
Income from continuing operations	(16%)	(42%)	$454	$787	$1,230	$1,120	$891
Net income (1)	(22%)	(42%)	$454	$787	$1,212	$2,407	$1,227
Income from continuing operations per share — basic	(14%)	(44%)	$.38	$.68	$1.07	$.93	$.70
Income from continuing operations per share — diluted	(14%)	(44%)	$.38	$.68	$1.06	$.92	$.69
Basic earnings per share (1, 2)	(21%)	(44%)	$.38	$.68	$1.06	$1.98	$.96
Diluted earnings per share (1, 2)	(20%)	(44%)	$.38	$.68	$1.05	$1.96	$.95
Dividends declared per common share	15%	—	$.240	$.240	$.220	$.200	$.135
Special dividend declared per common share	N/M	—	$—	$—	$—	$1.00	$—
Weighted-average common shares outstanding — diluted	(2%)	3%	1,194	1,160	1,157	1,222	1,286
Asset management and administration fees as a percentage of net revenues			43%	45%	46%	47%	45%
Net interest revenue as a percentage of net revenues			36%	30%	33%	33%	33%
Trading revenue as a percentage of net revenues (3)			20%	24%	21%	17%	18%
Effective income tax rate on income from continuing operations			41.7%	38.3%	39.3%	39.6%	39.6%
Capital expenditures — purchases of equipment, office facilities, and property, net (4)	21%	(9%)	$127	$139	$194	$168	$59
Capital expenditures, net, as a percentage of net revenues			3%	3%	4%	3%	1%

Performance Measures
Net revenue growth (decline)			1%	(19%)	3%	16%	19%
Pre-tax profit margin from continuing operations			18.3%	30.4%	39.4%	37.1%	34.3%
Return on stockholders’ equity			8%	17%	31%	55%	26%

Financial Condition (at year end)
Total assets	17%	23%	$92,568	$75,431	$51,675	$42,286	$48,992
Long-term debt	51%	33%	$2,006	$1,512	$883	$899	$388
Stockholders’ equity	6%	23%	$6,226	$5,073	$4,061	$3,732	$5,008
Assets to stockholders’ equity ratio			15	15	13	11	10
Long-term debt to total financial capital (long-term debt plus stockholders’ equity)			24%	23%	18%	19%	7%

Employee Information
Full-time equivalent employees (at year end, in thousands)	1%	3%	12.8	12.4	13.4	13.3	12.4
Net revenues per average full-time equivalent employee (in thousands)	(2%)	—	$337	$338	$383	$387	$362

Note: All information contained in this Annual Report on Form 10-K is presented on a continuing operations basis unless otherwise noted.

(1)	Net income in 2007 includes a gain of $1.2 billion, after tax, on the sale of U.S. Trust.
(2)	Both basic and diluted earnings per share in 2008, 2007, and 2006 include discontinued operations.
(3)	Trading revenue includes commission and principal transaction revenues.
(4)	Capital expenditures in 2006 are presented net of proceeds of $63 million primarily from the sale of a data center.

N/M Not meaningful.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of the Company focuses on several key financial and non-financial metrics in evaluating the Company’s financial position and operating performance. All information contained in this Annual Report on Form 10-K is presented on a continuing operations basis unless otherwise noted. Summarized results for the years ended December 31, 2010, 2009, and 2008 are shown in the following table:

Year Ended December 31,	Growth Rate 1-Year 2009-2010	2010	2009	2008
Client Activity Metrics:
Net new client assets (1) (in billions)	(70%)	$26.6	$87.3	$113.4
Client assets (in billions, at year end)	11%	$1,574.5	$1,422.6	$1,137.0
Clients’ daily average trades (2) (in thousands)	(4%)	399.7	414.8	432.1

Company Financial Metrics:
Net revenues	1%	$4,248	$4,193	$5,150
Expenses excluding interest	19%	3,469	2,917	3,122

Income from continuing operations before taxes on income	(39%)	779	1,276	2,028
Taxes on income	(34%)	(325)	(489)	(798)

Income from continuing operations	(42%)	454	787	1,230
Loss from discontinued operations, net of tax	—	—	—	(18)

Net income	(42%)	$454	$787	$1,212

Earnings per share from continuing operations – diluted	(44%)	$.38	$.68	$1.06
Earnings per share – diluted	(44%)	$.38	$.68	$1.05
Net revenue growth (decline) from prior year		1%	(19%)	3%
Pre-tax profit margin from continuing operations		18.3%	30.4%	39.4%
Return on stockholders’ equity		8%	17%	31%
Net revenue per average full-time equivalent employee (in thousands)	—	$337	$338	$383

(1)	Includes net outflows of $51.5 billion in 2010 related to the planned deconversion of a mutual fund clearing services client.
(2)

Beginning in 2010, amounts include all commission-free trades, including the Company’s Mutual Fund OneSource® funds and ETFs, and other proprietary products. Prior period amounts have been recast to reflect this change.

•

Net new client assets is defined as the total inflows of client cash and securities to the firm less client outflows. Management believes that this metric depicts how well the Company’s products and services appeal to new and existing clients in a given operating environment.

•

Client assets is the market value of all client assets housed at the Company. Management considers client assets to be indicative of the Company’s appeal in the marketplace. Additionally, fluctuations in certain components of client assets (e.g., Mutual Fund OneSource funds) directly impact asset management and administration fees.

•	Clients’ daily average trades is an indicator of client engagement with securities markets and the most prominent driver of trading revenue.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. The Company generates asset management and administration fees through its proprietary and third-party mutual fund offerings, as well as fee-based investment management and advisory services. Net interest revenue is the difference between interest earned on interest-earning assets and interest paid on funding sources. Asset management and administration fees and net interest revenue are impacted by securities valuations, interest rates, the Company’s ability to attract new clients, and client activity levels. The Company generates trading revenue through commissions earned for executing trades for clients and principal transaction revenue from trading activity in fixed income securities. Trading revenue is impacted by trading volumes, the volatility of prices in the equity and fixed income markets, and commission rates.

2010 Compared to 2009

The equity markets improved during 2010 and remained well above their prior year lows. The Nasdaq Composite Index, the Standard & Poor’s 500 Index, and the Dow Jones Industrial Average increased 17%, 13%, and 11%, respectively. The three-month LIBOR increased by 5 basis points to .30% in 2010, however the low interest rate environment continued throughout the year as the federal funds target rate remained unchanged during the year at a range of zero to 0.25%.

The Company’s sustained investment in expanding and improving product and service capabilities for its clients was reflected in the strength of its key client activity metrics in 2010 – net new client assets totaled $78.1 billion, excluding outflows related to a single Mutual Fund Clearing client who completed a planned transfer to an internal platform during the year, and total client assets ended 2010 at a record $1.57 trillion, up 11% from 2009. Client trading activity slowed during the year as clients’ daily average trades decreased 4% from 2009 to 399,700.

Net revenues were relatively flat in 2010 from 2009. However, the Company experienced a change in the mix of its revenue sources as the increase in net interest revenue was offset by decreases in trading revenue, asset management and administration fees, and other revenue. Net interest revenue increased due to higher average balances of interest-earning assets, partially offset by a decrease in the average yield earned. Trading revenue decreased due to lower average revenue per revenue trade resulting from improved online trade pricing for clients, which was implemented in January 2010, and slightly lower daily average revenue trades in 2010. While the low interest rate environment caused over $200 million of additional money market mutual fund fee waivers from the prior year, the decrease in asset management and administration fees was limited to 3% due to higher average asset valuations and continued asset inflows. Other revenue was lower in comparison to 2009 due to a gain of $31 million on the repurchase of a portion of the Company’s long-term debt in 2009.

Expenses excluding interest increased by 19% in 2010 from 2009 primarily due to the recognition of certain significant charges in 2010. The Company recognized class action litigation and regulatory reserves and other costs totaling $320 million relating to the Schwab YieldPlus Fund®. Additionally, the Company decided to cover the net remaining losses recognized by Schwab money market mutual funds as a result of their investments in a single structured investment vehicle that defaulted in 2008 and recorded a charge of $132 million in 2010. Also, as a result of challenging credit card industry economics, the Company ended its sponsorship in its Invest First® and WorldPoints(a) Visa(b) credit cards and recorded a charge of $30 million. The Company’s ongoing expense discipline helped limit the growth in all other expense categories in the aggregate to 3% over the prior year.

2009 Compared to 2008

Economic and market conditions were challenging throughout 2009, marked by unprecedented market dynamics including declines in short-term interest rates and home valuations, increases in home foreclosures and delinquencies, and tight credit markets. While the federal funds target rate was unchanged at a range of zero to 0.25%, the three-month LIBOR decreased by 158 basis points to 0.25%. At the same time, although the equity markets showed sustained improvement from their March

(a)	WorldPoints is a registered trademark of FIA Card Services, N.A.

(b)	Visa is a registered trademark of Visa International Service Association.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

2009 lows – the Nasdaq Composite Index, the Standard & Poor’s 500 Index, and the Dow Jones Industrial Average increased during the year by 44%, 24%, and 19%, respectively – average equity market valuations declined from 2008.

The Company attracted $87.3 billion in net new client assets during 2009 and total client assets were $1.42 trillion at December 31, 2009, up 25% from the prior year, reflecting the Company’s success in attracting and retaining clients. Client trading activity slowed modestly during 2009 as clients’ daily average trades decreased 4% to 414,800 from 2008.

Net revenues decreased by 19% in 2009 from 2008, primarily due to the decreases in asset management and administration fees and net interest revenue. Asset management and administration fees decreased in 2009 primarily due to money market mutual fund fee waivers of $224 million and lower average equity market valuations. There were no money market mutual fund fee waivers in 2008. Net interest revenue decreased as a result of the low interest rate environment, partially offset by higher average balances of interest-earning assets. These decreases were offset by the increase in other revenue. Other revenue in 2009 included a $31 million gain on the repurchase of a portion of the Company’s long-term debt. In addition, other revenue in 2008 included a loss of $29 million on the sale of a corporate debt security held in the Company’s available for sale portfolio. Net revenues were also negatively impacted by net impairment charges of $60 million in 2009 relating to certain residential mortgage-backed securities in the Company’s available for sale portfolio. Net impairment losses on securities in 2008 included an other-than-temporary impairment charge of $44 million related to a corporate debt security held in the Company’s available for sale portfolio.

Expenses excluding interest decreased by 7% in 2009 from 2008, primarily due to the decreases in compensation and benefits, professional services, and advertising and market development expenses. The decrease in expenses was partially offset by severance and facilities charges of $101 million relating to the Company’s cost reduction measures and a $16 million FDIC special industry assessment.

As a result of the Company’s cost reduction measures and expense discipline, the Company achieved a pre-tax profit margin from continuing operations of 30.4% and return on stockholders’ equity of 17% in 2009. Net revenue per average full-time equivalent employee was $338,000 in 2009, down 12% from 2008 due to lower net revenues, partially offset by the decrease in average full-time equivalent employees.

Certain prior period amounts have been reclassified to conform to the current period presentation. All references to EPS information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect diluted EPS unless otherwise noted.

Business Acquisition

On November 9, 2010, the Company completed its acquisition of substantially all of the assets of Windward for $106 million in common stock and $44 million in cash. Windward was an investment advisory firm that managed diversified investment portfolios comprised primarily of ETFs.

CURRENT MARKET AND REGULATORY ENVIRONMENT

While the equity markets improved from their March 2009 lows, which helped to strengthen the Company’s net revenues in 2010, the interest rate environment remains challenging and may continue to constrain the Company’s net revenues.

Short-term interest rates remained at historically low levels in 2010, as the federal funds target rate was unchanged at a range of zero to 0.25%, and the three-month and six-month LIBOR were below year-earlier levels for the majority of the year. To the extent rates remain at these low levels, the Company’s net interest revenue will continue to be constrained. The low rate environment also affects asset management and administration fees. The overall yields on certain Schwab-sponsored money market mutual funds have fallen to levels at or below the management fees the Company earns on those funds. The Company continues to waive a portion of its management fees, which it began to do in the first quarter of 2009, so that the funds may continue providing a positive return to clients. These and other money market mutual funds may continue to find it necessary

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

to replace maturing securities with low yielding securities and the overall yield on such funds may remain below the management fees on those funds. To the extent this occurs, fees may continue to be waived and could increase from the fourth quarter 2010 level, which would negatively affect asset management and administration fees.

The Company recorded net impairment charges of $36 million and $60 million related to certain non-agency residential mortgage-backed securities in 2010 and 2009, respectively, due to credit deterioration of the securities’ underlying collateral. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional impairment charges.

The “Dodd-Frank Wall Street Reform and Consumer Protection Act” was signed into law in July 2010. Among other things, the legislation authorizes various assessments and fees and requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions. CSC is continuing to review the impact the legislation, studies and related rule-making will have on the Company’s business, financial condition, and results of operations.

RESULTS OF OPERATIONS

The following discussion presents an analysis of the Company’s results of operations for the years ended December 31, 2010, 2009, and 2008.

Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. Asset management and administration fees and trading revenue decreased, while net interest revenue increased in 2010 as compared to 2009. Asset management and administration fees, net interest revenue, and trading revenue decreased in 2009 as compared to 2008.

Year Ended December 31,		2010		2009		2008
	Growth Rate 2009-2010	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Mutual fund service fees:
Proprietary funds (Schwab Funds® and Laudus Funds®)	(37%)	$601	14%	$949	23%	$1,265	24%
Mutual Fund OneSource®	36%	628	15%	461	11%	544	11%
Other	13%	105	2%	93	2%	108	2%
Investment management and trust fees	38%	377	9%	273	7%	340	7%
Other	12%	111	3%	99	2%	98	2%

Asset management and administration fees	(3%)	1,822	43%	1,875	45%	2,355	46%

Net interest revenue
Interest revenue	21%	1,723	41%	1,428	34%	1,908	37%
Interest expense	9%	(199)	(5%)	(183)	(4%)	(226)	(4%)

Net interest revenue	22%	1,524	36%	1,245	30%	1,682	33%

Trading revenue
Commissions	(13%)	770	18%	884	21%	915	18%
Principal transactions	(46%)	60	2%	112	3%	165	3%

Trading revenue	(17%)	830	20%	996	24%	1,080	21%

Other	(23%)	135	3%	175	3%	94	2%

Provision for loan losses	(29%)	(27)	(1%)	(38)	(1%)	(17)	(1%)

Net impairment losses on securities	(40%)	(36)	(1%)	(60)	(1%)	(44)	(1%)

Total net revenues	1%	$4,248	100%	$4,193	100%	$5,150	100%

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

Asset management and administration fees decreased by $53 million, or 3%, in 2010 from 2009 primarily due to the decrease in mutual fund service fees, partially offset by an increase in investment management and trust fees. Asset management and administration fees decreased by $480 million, or 20%, in 2009 from 2008 due to decreases in mutual fund service fees and investment management and trust fees.

Year Ended December 31,	Growth Rate 2009-2010	2010	2009	2008
Asset management and administration fees before money market mutual fund fee waivers	7%	$2,255	$2,099	$2,355
Money market mutual fund fee waivers	93%	(433)	(224)	—

Asset management and administration fees	(3%)	$1,822	$1,875	$2,355

Mutual fund service fees decreased by $169 million, or 11%, in 2010 from 2009 and by $414 million, or 22%, in 2009 from 2008 primarily due to money market mutual fund fee waivers. Given the low interest rate environment in 2010 and 2009, the overall yields on certain Schwab-sponsored money market mutual funds have fallen to levels at or below the management fees on those funds. As a result, the Company waived a portion of its fees in 2010 and 2009, in order to provide a positive return to clients. There were no money market mutual fund fee waivers in 2008. The decrease in mutual fund service fees in 2010 was partially offset by the effect of higher average balances of client assets invested in the Company’s Mutual Fund OneSource funds as a result of higher average asset valuations and continued asset inflows. The decrease in mutual fund service fees in 2009 was also due to lower average balances of client assets invested in the Company’s Mutual Fund OneSource funds and mutual fund clearing services as a result of lower average equity market valuations.

Investment management and trust fees increased by $104 million, or 38%, in 2010 from 2009 primarily due to higher average balances of client assets participating in advisory and managed account services programs. This increase was partially offset by temporary fees rebates of $63 million offered to qualifying clients that participated in those programs. Investment management and trust fees decreased by $67 million, or 20%, in 2009 from 2008 due to temporary fee rebates relating to the same programs discussed previously.

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

When investing segregated client cash balances, Schwab must adhere to SEC regulations that restrict investments to securities guaranteed by the full faith and credit of the U.S. government, participation certificates, mortgage-backed securities guaranteed by the Government National Mortgage Association, certificates of deposit issued by U.S. banks and thrifts, and resale agreements collateralized by qualified securities. Additionally, Schwab has established policies for the minimum credit quality and maximum maturity of these investments. Schwab Bank also maintains investment portfolios for liquidity as well as to invest funding from deposits raised in excess of loans to banking clients. Schwab Bank’s securities available for sale include residential mortgage-backed securities, U.S. agency notes, asset-backed securities, corporate debt securities, and certificates of deposit. Schwab Bank’s securities held to maturity include residential mortgage-backed securities, asset-backed securities, and corporate debt securities. Schwab Bank lends funds to banking clients primarily in the form of mortgage loans and HELOCs. These loans are largely funded by interest-bearing deposits from banking clients.

The Company’s interest-earning assets are financed primarily by brokerage client cash balances and deposits from banking clients. Noninterest-bearing funding sources include noninterest-bearing brokerage client cash balances and proceeds from stock-lending activities, as well as stockholders’ equity.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the consolidated balance sheet:

Year Ended December 31,	2010			2009			2008
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$7,269	$19	0.26%	$7,848	$33	0.42%	$5,217	$129	2.47%
Cash and investments segregated	19,543	57	0.29%	16,291	80	0.49%	11,223	280	2.49%
Broker-related receivables (1)	317	—	0.08%	363	1	0.28%	428	8	1.87%
Receivables from brokerage clients	8,981	437	4.87%	6,749	351	5.20%	10,278	612	5.95%
Other securities owned (2)	74	—	0.45%	126	1	0.79%	—	—	—
Securities available for sale (3)	24,209	486	2.01%	18,558	521	2.81%	11,772	517	4.39%
Securities held to maturity	10,440	361	3.46%	1,915	74	3.86%	22	1	5.86%
Loans to banking clients	7,987	275	3.44%	6,671	241	3.61%	4,831	227	4.70%
Loans held for sale	80	4	5.00%	110	5	4.55%	66	4	6.06%

Total interest-earning assets	78,900	1,639	2.08%	58,631	1,307	2.23%	43,837	1,778	4.06%

Other interest revenue		84			121			130

Total interest-earning assets	$78,900	$1,723	2.18%	$58,631	$1,428	2.44%	$43,837	$1,908	4.35%

Funding sources:
Deposits from banking clients	$44,858	$105	0.23%	$31,249	$107	0.34%	$19,203	$104	0.54%
Payables to brokerage clients	22,715	2	0.01%	18,002	3	0.02%	15,220	55	0.36%
Short-term borrowings	—	—	—	—	—	—	40	1	2.54%
Long-term debt	1,648	92	5.58%	1,231	71	5.77%	890	59	6.63%

Total interest-bearing liabilities	69,221	199	0.29%	50,482	181	0.36%	35,353	219	0.62%

Noninterest-bearing funding sources	9,679			8,149			8,484
Other interest expense		—			2			7

Total funding sources	$78,900	$199	0.25%	$58,631	$183	0.32%	$43,837	$226	0.51%

Net interest revenue		$1,524	1.93%		$1,245	2.12%		$1,682	3.84%

(1)	Includes receivables from brokers, dealers, and clearing organizations. Interest revenue on broker-related receivables was less than $500,000 in 2010.
(2)	Interest revenue on other securities owned was less than $500,000 in 2010.
(3)	Amounts have been calculated based on amortized cost.

Net interest revenue increased in 2010 from 2009 due to higher average balances of interest-earning assets. This resulted from significant growth in the average balance of deposits from banking clients, which in turn funded increases in the average balances of securities held to maturity, securities available for sale, and loans to banking clients. These interest-earning assets are invested at rates above the cost of supporting funding sources. The increase in net interest revenue was partially offset by the low interest rate environment that persisted in 2010, which resulted in the decline in the yields of almost all interest-earning assets compared to 2009.

Net interest revenue decreased in 2009 from 2008 due to the low interest rate environment in 2009. As a result, the Company experienced declines in the yields and rates of all interest-earning assets and interest-bearing liabilities compared to 2008, with yields on interest-earning assets declining more than the cost of funding sources as short-term interest rates approached zero. The mix of interest-earning assets also negatively affected net interest revenue – most notably the decrease in the average balance of margin loans resulted in a higher average balance of cash and investments segregated, a lower yielding asset category. The effect of the low interest rate environment and asset mix was partially offset by the growth in average balances. The Company experienced significant growth in deposits from banking clients, which in turn funded increases in the average balances of securities available for sale, loans to banking clients, and cash and cash equivalents.

Trading Revenue

Trading revenue includes commission and principal transaction revenues. Commission revenue is affected by the number of revenue trades executed and the average revenue earned per revenue trade. Principal transaction revenue is primarily comprised of revenue from client fixed income securities trading activity. Factors that influence principal transaction revenue include the volume of client trades and market price volatility.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Trading revenue decreased by $166 million, or 17%, in 2010 from 2009 and by $84 million, or 8%, in 2009 from 2008 due to lower average revenue per revenue trade resulting from improved online trade pricing for clients and lower daily average revenue trades, as trading volume and market volatility eased from 2008 levels.

As shown in the following table, daily average revenue trades decreased 5% in 2010. The decrease was primarily due to lower volumes of equity and principal transaction trades, partially offset by a higher volume of option trades. Average revenue per revenue trade decreased 11% in 2010, primarily due to lower online equity trade commissions, which were implemented in January 2010. Daily average revenue trades decreased 2% in 2009 from 2008 primarily due to lower volumes of principal transaction and mutual fund trades. Average revenue per revenue trade decreased 5% in 2009 from 2008 primarily due to lower average revenue per revenue trade for principal transactions and mutual funds, partially offset by higher average revenue per revenue trade for option securities.

Year Ended December 31,	Growth Rate 2009-2010	2010	2009	2008
Daily average revenue trades (1) (in thousands)	(5%)	270.7	285.8	292.6
Number of trading days	—	251.5	251.0	251.5
Average revenue per revenue trade	(11%)	$12.28	$13.86	$14.53

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

Other Revenue

Other revenue includes gains on the repurchases of long-term debt, realized gains and losses on sales of securities available for sale, gains and losses on sales of loans held for sale, service fees, and software maintenance fees. Other revenue decreased by $40 million, or 23%, in 2010 compared to 2009 primarily due to a gain of $31 million on the repurchase of a portion of the Company’s long-term debt in 2009. Other revenue increased by $81 million, or 86%, in 2009 compared to 2008 primarily due to the gain on the repurchase of long-term debt in 2009 previously discussed and a realized loss of $29 million on the sale of a corporate debt security in 2008.

Provision for Loan Losses

The provision for loan losses decreased by $11 million, or 29%, in 2010 from 2009, primarily due to stabilization in the levels of loan delinquencies and nonaccrual loans in 2010 compared to 2009, partially offset by growth in the Company’s residential real estate mortgage and HELOC portfolios. The provision for loan losses increased by $21 million, or 124%, in 2009 from 2008, primarily due to higher loan delinquencies and nonaccrual loans, as well as growth in the Company’s loan portfolio. Charge-offs were $20 million, $13 million, and $4 million in 2010, 2009, and 2008, respectively. For further discussion on the Company’s credit risk and the allowance for loan losses, see “Risk Management – Credit Risk” and “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 7. Loans to Banking Clients and Related Allowance for Loan Losses.”

Net Impairment Losses on Securities

Net impairment losses on securities were $36 million and $60 million in 2010 and 2009, respectively, and related to certain non-agency residential mortgage-backed securities in the Company’s available for sale portfolio. These charges resulted from credit deterioration of the securities’ underlying collateral. In 2008, the Company recognized an other-than-temporary impairment charge of $44 million on a corporate debt security issued by Lehman Brothers Holdings, Inc. (Lehman) as a result of Lehman’s Chapter 11 bankruptcy petition filing in September 2008 and subsequently sold the security in the following month. This security was held in the Company’s available for sale portfolio. For further discussion, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 6. Securities Available for Sale and Securities Held to Maturity.”

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses Excluding Interest

As shown in the table below, expenses excluding interest increased in 2010 from 2009 primarily due to the recognition of class action litigation and regulatory reserves relating to the Schwab YieldPlus Fund and losses recognized by Schwab money market mutual funds. Expenses excluding interest also increased in 2010 due to increases in professional services expense and other expense, partially offset by a decrease in occupancy and equipment expense. Expenses excluding interest decreased in 2009 from 2008 primarily due to decreases in compensation and benefits expense, professional services expense, and advertising and market development expense.

Year Ended December 31,	Growth Rate 2009-2010	2010	2009	2008
Compensation and benefits	2%	$1,573	$1,544	$1,667
Professional services	24%	341	275	334
Occupancy and equipment	(14%)	272	318	299
Advertising and market development	3%	196	191	243
Communications	—	207	206	211
Depreciation and amortization	(8%)	146	159	152
Class action litigation and regulatory reserve	N/M	320	—	—
Money market mutual fund charges	N/M	132	—	—
Other	26%	282	224	216

Total expenses excluding interest	19%	$3,469	$2,917	$3,122

Expenses as a percentage of total net revenues:
Total expenses excluding interest		82%	70%	61%
Advertising and market development		5%	5%	5%

N/M Not meaningful.

Compensation and Benefits

Compensation and benefits expense includes salaries and wages, incentive compensation, and related employee benefits and taxes. Incentive compensation primarily includes variable compensation and discretionary bonus costs. Variable compensation includes payments to certain individuals based on their sales performance. Discretionary bonus costs are based on the Company’s overall performance as measured by earnings per share, and therefore will fluctuate with this measure. In 2009 and 2008, discretionary bonus costs were based on the achievement of specified performance objectives, including revenue growth and pre-tax profit margin.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Compensation and benefits expense increased by $29 million, or 2%, in 2010 from 2009 primarily due to an increase in incentive compensation. Compensation and benefits expense decreased by $123 million, or 7%, in 2009 from 2008 primarily due to decreases in salaries and wages expense and incentive compensation. The following table shows a comparison of certain compensation and benefits components and employee data:

Year Ended December 31,	Growth Rate 2009-2010	2010	2009	2008
Salaries and wages	—	$931	$930	$1,020
Incentive compensation (1)	9%	386	355	402
Employee benefits and other	(1%)	256	259	245

Total compensation and benefits expense	2%	$1,573	$1,544	$1,667

Compensation and benefits expense as a percentage of total net revenues:
Salaries and wages		22%	22%	20%
Incentive compensation		9%	8%	8%
Employee benefits and other		6%	7%	4%

Total compensation and benefits expense		37%	37%	32%

Full-time equivalent employees (in thousands) (2)
At year end	3%	12.8	12.4	13.4
Average	2%	12.6	12.4	13.5

(1)	Includes variable compensation, discretionary bonus costs, and stock-based compensation.
(2)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

Salaries and wages were relatively flat in 2010 from 2009 primarily due to increases in persons employed on a contract basis and full-time employees, offset by severance expense of $58 million in 2009 relating to the Company’s cost reduction measures. Incentive compensation increased in 2010 from 2009 primarily due to higher variable compensation resulting from product sales performance in the Company’s branch offices and higher stock-based compensation relating to the amortization of its stock options and restricted stock units.

Salaries and wages decreased in 2009 from 2008 primarily due to decreases in full-time employees and persons employed on a contract basis, offset by severance expense of $58 million relating to the Company’s cost reduction measures. Incentive compensation decreased in 2009 from 2008 primarily due to lower variable compensation as a result of lower product sales performance in the Company’s branch offices. In addition, incentive compensation in 2008 included long-term incentive plan compensation. The last performance period under the Company’s long-term incentive program ended on December 31, 2008.

Expenses Excluding Compensation and Benefits

Professional services expense increased in 2010 from 2009 primarily due to increases in fees relating to technology services and enhancements, and investment advisor fees relating to the Company’s managed account service programs. Professional services expense decreased in 2009 from 2008 primarily due to a curtailment of certain technology projects.

Occupancy and equipment expense decreased in 2010 from 2009 and increased in 2009 from 2008, primarily due to facilities charges of $43 million in 2009 relating to the Company’s cost reduction measures.

Advertising and market development expense decreased in 2009 from 2008 primarily due to lower media spending relating to the Company’s “Talk to Chuck™” national advertising campaign. Media spending and marketing expense decreased by $39 million and $13 million, respectively, in 2009 from 2008.

Depreciation and amortization expense decreased in 2010 from 2009 primarily due to certain assets becoming fully depreciated.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

In 2010, the Company recognized class action litigation and regulatory reserves of $320 million relating to the Schwab YieldPlus Fund. For further discussion of the Schwab YieldPlus Fund litigation and regulatory matters, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 14. Commitments and Contingent Liabilities.”

In 2010, the Company decided to cover the net remaining losses recognized by Schwab money market mutual funds as a result of their investments in a single structured investment vehicle that defaulted in 2008 and recorded a charge of $132 million.

Other expense increased in 2010 from 2009 primarily due to a charge of $30 million in 2010, as the Company ended its sponsorship in its Invest First and WorldPoints Visa credit cards as a result of challenging credit card industry economics. Other expense also increased in 2010 due to an increase in employee travel expenses. Other expense increased in 2009 from 2008 primarily due to a $16 million FDIC special industry assessment and higher FDIC insurance premiums caused by higher deposits from banking clients, partially offset by a decrease in employee travel expenses and insurance recovery of certain costs incurred in 2008.

Taxes on Income

The Company’s effective income tax rate on income from continuing operations before taxes was 41.7% in 2010, 38.3% in 2009, and 39.3% in 2008. The increase in 2010 from 2009 reflects the impact of non-deductible penalties relating to the Schwab YieldPlus Fund regulatory settlements. The decrease in 2009 from 2008 was primarily due to lower effective state income tax rates.

Segment Information

The Company provides financial services to individuals and institutional clients through two segments – Investor Services and Institutional Services. The Investor Services segment includes the Company’s retail client offering. The Institutional Services segment provides custodial, trading, and support services to independent investment advisors, as well as retirement plan services, plan administrator services, equity compensation plan services, and mutual fund clearing services. In addition, the Institutional Services segment supports the availability of Schwab proprietary mutual funds and collective trust funds on third-party platforms. Banking revenues and expenses are allocated to the Company’s two segments based on which segment services the client. The Company evaluates the performance of its segments on a pre-tax basis, excluding items such as impairment charges on non-financial assets, discontinued operations, extraordinary items, and significant restructuring and other charges. Segment assets and liabilities are not disclosed because the balances are not used for evaluating segment performance and deciding how to allocate resources to segments.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services				Institutional Services
Year Ended December 31,	Growth Rate 2010-2009	2010	2009	2008	Growth Rate 2010-2009	2010	2009	2008
Net Revenues:
Asset management and administration fees	1%	$976	$968	$1,293	(7%)	$846	$907	$1,062
Net interest revenue	23%	1,297	1,058	1,398	21%	227	187	283
Trading revenue	(18%)	557	679	725	(14%)	273	317	355
Other	(25%)	70	93	24	(21%)	65	82	60
Provision for loan losses	(32%)	(23)	(34)	(15)	—	(4)	(4)	(2)
Net impairment losses on securities	(41%)	(32)	(54)	(40)	(33%)	(4)	(6)	(4)

Total net revenues	5%	2,845	2,710	3,385	(5%)	1,403	1,483	1,754

Expenses Excluding Interest	8%	2,065	1,906	2,107	3%	960	929	1,001

Income from continuing operations before taxes on income	(3%)	$780	$804	$1,278	(20%)	$443	$554	$753

	Unallocated				Total
Year Ended December 31,	Growth Rate 2010-2009	2010	2009	2008	Growth Rate 2010-2009	2010	2009	2008
Net Revenues:
Asset management and administration fees	—	$—	$—	$—	(3%)	$1,822	$1,875	$2,355
Net interest revenue	—	—	—	1	22%	1,524	1,245	1,682
Trading revenue	—	—	—	—	(17%)	830	996	1,080
Other	—	—	—	10	(23%)	135	175	94
Provision for loan losses	—	—	—	—	(29%)	(27)	(38)	(17)
Net impairment losses on securities	—	—	—	—	(40%)	(36)	(60)	(44)

Total net revenues	—	—	—	11	1%	4,248	4,193	5,150

Expenses Excluding Interest	N/M	444	82	14	19%	3,469	2,917	3,122

Income from continuing operations before taxes on income	N/M	$(444)	$(82)	(3)	(39%)	$779	$1,276	$2,028

Taxes on income					(34%)	(325)	(489)	(798)

Income from continuing operations					(42%)	454	787	1,230

Loss from discontinued operations, net of tax					—	—	—	(18)
Net Income					(42%)	$454	$787	$1,212

N/M Not meaningful.

Investor Services

Net revenues increased by $135 million, or 5%, in 2010 from 2009 primarily due to an increase in net interest revenue and lower net impairment losses on securities, partially offset by decreases in trading revenue and other revenue. Net interest revenue increased due to higher average balances of interest-earning assets, partially offset by a decrease in the average yield earned. Trading revenue decreased due to lower average revenue per revenue trade resulting from improved online trade pricing for clients, which was implemented in January 2010, and slightly lower daily average revenue trades in 2010. Other revenue was lower in comparison to 2009 due to a gain on the repurchase of a portion of the Company’s long-term debt in

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

2009. While the low interest rate environment caused additional money market mutual fund fee waivers from 2009, asset management and administration fees were relatively flat due to higher average asset valuations and continued asset inflows. Expenses excluding interest increased by $159 million, or 8%, in 2010 from 2009 primarily due to increases in compensation and benefits, professional services, and other expenses. Other expense includes a charge relating to the Company’s termination of its sponsorship in its Invest First and WorldPoints Visa credit cards in 2010 as a result of challenging credit card economics.

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

Institutional Services

Net revenues decreased by $80 million, or 5%, in 2010 from 2009 due to decreases in asset management and administration fees, trading revenue, and other revenue, offset by an increase in net interest revenue. Asset management and administration fees decreased primarily due to money market mutual fund fee waivers, partially offset by the effect of higher average asset valuations and continued asset inflows. Additionally, in August 2010 management transferred client assets associated with the Schwab Advisor Network to the Investor Services segment and started recording the related asset management and administration fee revenue to that segment. Trading revenue decreased due to lower average revenue per revenue trade resulting from improved online trade pricing for clients, which was implemented in January 2010, and slightly lower daily average revenue trades in 2010. Other revenue was lower in comparison to 2009 due to a gain on the repurchase of a portion of the Company’s long-term debt in 2009. Net interest revenue increased due to higher average balances of interest-earning assets, partially offset by a decrease in the average yield earned. Expenses excluding interest increased by $31 million, or 3%, in 2010 from 2009 primarily due to an increase in compensation and benefits expense.

Net revenues decreased by $271 million, or 15%, in 2009 from 2008 due to decreases in asset management and administration fees, net interest revenue, and trading revenue, partially offset by an increase in other revenue. Asset management and administration fees decreased primarily due to lower average asset valuations and money market mutual fund fee waivers. Net interest revenue decreased as a result of the low interest rate environment, partially offset by higher average balances of interest-earning assets. Trading revenue decreased due to lower daily average revenue trades and lower average revenue per revenue trade. Net impairment losses on securities increased due to credit deterioration of certain mortgage-backed securities’ underlying collateral. The increase in other revenue was primarily due to the recognition of a gain on the repurchase of a portion of the Company’s long-term debt. Expenses excluding interest decreased by $72 million, or 7%, in 2009 from 2008 primarily due to lower compensation and benefits and professional services expenses, partially offset by an increase in other expense.

Unallocated

Expenses excluding interest in 2010 primarily include the recognition of certain significant charges. The Company recognized class action litigation and regulatory reserves relating to the Schwab YieldPlus Fund and a charge relating to its decision to cover the net remaining losses recognized by Schwab money market mutual funds as a result of their investments in a single structured investment vehicle that defaulted in 2008. Expenses excluding interest in 2009 include facilities and severance charges relating to the Company’s cost reduction measures.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Discontinued Operations

In July 2007, the Company sold all of the outstanding common stock of U.S. Trust. In connection with the determination of the final income tax gain on the sale of U.S. Trust, the Company recorded additional tax expense of $18 million in 2008, which is included in loss from discontinued operations in the Company’s consolidated statements of income.

LIQUIDITY AND CAPITAL RESOURCES

CSC conducts substantially all of its business through its wholly-owned subsidiaries. The Company’s capital structure is designed to provide each subsidiary with capital and liquidity to meet its operational needs and regulatory requirements.

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution, is a federal savings bank. CSC and Schwab Bank are both currently subject to supervision and regulation by the Office of Thrift Supervision.

Liquidity

CSC

As a savings and loan holding company, CSC is not subject to specific statutory capital requirements. However, CSC is required to maintain capital that is sufficient to support the holding company and its subsidiaries’ business activities, and the risks inherent in those activities. To manage capital adequacy, CSC currently utilizes a target Tier 1 Leverage Ratio, as defined by the Board of Governors of the Federal Reserve System, of at least 6%. At December 31, 2010, CSC’s Tier 1 Leverage Ratio was 6.5%.

CSC’s liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. CSC has a universal automatic shelf registration statement (Shelf Registration Statement) on file with the SEC which enables CSC to issue debt, equity and other securities. CSC maintains excess liquidity in the form of overnight cash deposits and short-term investments to cover daily funding needs and to support growth in the Company’s business. Generally, CSC does not hold liquidity at its subsidiaries in excess of amounts deemed sufficient to support the subsidiaries’ operations, including any regulatory capital requirements. Schwab and Schwab Bank are subject to regulatory requirements that may restrict them from certain transactions with CSC. Management believes that funds generated by the operations of CSC’s subsidiaries will continue to be the primary funding source in meeting CSC’s liquidity needs, providing adequate liquidity to meet Schwab Bank’s capital guidelines, and maintaining Schwab’s net capital.

CSC has liquidity needs that arise from its Senior Medium-Term Notes, Series A (Medium-Term Notes), Junior Subordinated Notes, and Senior Notes, as well as from the funding of cash dividends, acquisitions, and other investments. The Medium-Term Notes, of which $250 million were outstanding at December 31, 2010, mature in 2017 and have a fixed interest rate of 6.375% with interest payable semi-annually. The Medium-Term Notes are rated A2 by Moody’s Investors Service (Moody’s), A by Standard & Poor’s Ratings Group (Standard & Poor’s), and A by Fitch Ratings, Ltd. (Fitch). At December 31, 2010, $202 million of Junior Subordinated Notes, which mature in 2067, were outstanding and have a fixed interest rate of 7.50% until 2017 and a floating rate thereafter. The Junior Subordinated Notes are not rated, however the trust preferred securities related to these notes are rated Baa1 by Moody’s, BBB+ by Standard & Poor’s, and BBB+ by Fitch.

In the third quarter of 2010, the Company issued $700 million of Senior Notes under the Shelf Registration Statement. At December 31, 2010, total Senior Notes outstanding were $1.5 billion, with maturities ranging from 2014 to 2020 and fixed interest rates ranging from 4.45% to 4.950% with interest payable semi-annually. The Senior Notes are rated A2 by Moody’s, A by Standard & Poor’s, and A by Fitch.

In January 2010, the Company completed an equity offering of 29,670,300 shares of its common stock under the Shelf Registration Statement. Net proceeds received from the offering were $543 million and were used to support the Company’s balance sheet growth.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no borrowings of Commercial Paper Notes during 2010. CSC’s ratings for these short-term borrowings are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of twelve banks, which is scheduled to expire in June 2011. This facility replaced a similar facility that expired in June 2010. These facilities were unused in 2010. The funds under this facility are available for general corporate purposes, including repayment of the Commercial Paper Notes discussed above. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity. At December 31, 2010, the minimum level of stockholders’ equity required under this facility was $4.4 billion. Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $704 million of the $829 million uncommitted, unsecured bank credit lines discussed below, that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used in 2010.

In addition, Schwab provides CSC with a $1.0 billion credit facility maturing in December 2011. No funds were drawn under this facility at December 31, 2010.

Schwab

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings from CSC, paying cash dividends, or making unsecured advances or loans to its parent company or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At December 31, 2010, Schwab’s net capital was $1.2 billion (9% of aggregate debit balances), which was $930 million in excess of its minimum required net capital and $553 million in excess of 5% of aggregate debit balances.

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

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $29.9 billion and $25.3 billion at December 31, 2010 and 2009, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $106 million at December 31, 2010, is being reduced by a portion of the lease payments over the remaining lease term of 14 years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of seven banks totaling $829 million at December 31, 2010. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earnings investments, and movements of cash to meet

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

regulatory cash segregation requirements. Schwab used such borrowings for 25 days in 2010, with average daily amounts borrowed of $28 million. There were no borrowings outstanding under these lines at December 31, 2010.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured standby letter of credit agreements (LOCs) with seven banks in favor of the OCC aggregating $445 million at December 31, 2010. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At December 31, 2010, the aggregate face amount of these LOCs totaled $37 million. There were no funds drawn under any of these LOCs during 2010.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility which is scheduled to expire in March 2012. The amount outstanding under this facility at December 31, 2010, was $220 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $1.5 billion credit facility, which is scheduled to expire in December 2011. Borrowings under this facility do not qualify as regulatory capital for Schwab. At December 31, 2010, $45 million was outstanding under this facility, which was subsequently repaid on January 3, 2011.

Schwab Bank

Schwab Bank is required to maintain minimum capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. Based on its regulatory capital ratios at December 31, 2010, Schwab Bank is considered well capitalized. Schwab Bank’s regulatory capital and ratios at December 31, 2010, are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$4,157	23.7%	$702	4.0%	$1,053	6.0%
Total Risk-Based Capital	$4,209	24.0%	$1,404	8.0%	$1,755	10.0%
Tier 1 Core Capital	$4,157	7.6%	$2,195	4.0%	$2,744	5.0%
Tangible Equity	$4,157	7.6%	$1,098	2.0%	N/A

N/A Not applicable.

Beginning in 2010, in light of the evolving regulatory environment and capitalization trends observed across the banking industry, management established a target Tier 1 Core Capital Ratio for Schwab Bank of at least 7.5%. Schwab Bank’s current liquidity needs are generally met through deposits from banking clients and equity capital.

The excess cash held in certain Schwab brokerage client accounts is swept into deposit accounts at Schwab Bank. At December 31, 2010, these balances totaled $31.0 billion.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, Schwab Bank has access to short-term funding through the Federal Reserve Bank (FRB) discount window. Amounts available under the FRB discount window are dependent on the fair value of certain of Schwab Bank’s securities available for sale and securities held to maturity that are pledged as collateral. At December 31, 2010, $1.1 billion was available under this arrangement. There were no funds drawn under this arrangement during 2010.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System. Amounts available under this facility are dependent on the amount of Schwab Bank’s residential real estate mortgages and HELOCs that are pledged as collateral. At December 31, 2010, $4.1 billion was available under this facility. There were no funds drawn under this facility during 2010.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

CSC provides Schwab Bank with a $100 million short-term credit facility, which is scheduled to expire in December 2011. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. There were no funds drawn under this facility during 2010.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio not to exceed 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at December 31, 2010, was $8.2 billion, up $1.6 billion, or 25%, from December 31, 2009.

At December 31, 2010, the Company had long-term debt of $2.0 billion, or 24% of total financial capital, that bears interest at a weighted-average rate of 5.24%. At December 31, 2009, the Company had long-term debt of $1.5 billion, or 23% of total financial capital. In the third quarter of 2010, the Company issued $700 million of additional Senior Notes that mature in 2020 and have a fixed interest rate of 4.45%. The Company repaid $205 million of long-term debt in 2010, which included the maturity of $200 million of Medium-Term Notes. In 2009, the Company issued $750 million of Senior Notes that mature in 2014 and have a fixed interest rate of 4.950%. The Company repaid $13 million of long-term debt in 2009. In addition, the Company repurchased $98 million of trust preferred securities related to its Junior Subordinated Notes for a cash payment of $67 million in 2009, which resulted in a gain of $31 million.

The Company’s cash position (reported as cash and cash equivalents on its consolidated balance sheet) and cash flows are affected by changes in brokerage client cash balances and the associated amounts required to be segregated under regulatory guidelines. Timing differences between cash and investments actually segregated on a given date and the amount required to be segregated for that date may arise in the ordinary course of business and are addressed by the Company in accordance with applicable regulations. Other factors which affect the Company’s cash position and cash flows include investment activity in securities, levels of capital expenditures, acquisition and divestiture activity, banking client deposit activity, brokerage and banking client loan activity, financing activity in long-term debt, payments of dividends, and repurchases and issuances of CSC’s common stock. The combination of these factors can cause significant fluctuations in the cash position during specific time periods.

Capital Expenditures

The Company’s capital expenditures were $127 million in 2010 and $139 million in 2009. Capital expenditures as a percentage of net revenues were 3% in 2010 and 2009. Capital expenditures in 2010 were primarily for software and equipment relating to the Company’s information technology systems, leasehold improvements, and capitalized costs for developing internal-use software. Capital expenditures in 2009 were primarily for leasehold improvements, software and equipment relating to the Company’s information technology systems, and building improvements.

Management currently anticipates that 2011 capital expenditures will be approximately 35% higher than 2010 spending primarily due to increased spending on software and equipment relating to the Company’s information systems and furniture and equipment. As has been the case in recent years, the Company may adjust its capital expenditures periodically as business conditions change. Management believes that funds generated by its operations will continue to be the primary funding source of its capital expenditures.

Equity Offering

On January 26, 2010, the Company completed the sale of 29,670,300 shares of its common stock, $.01 par value, at a public offering price of $19.00 per share. Net proceeds received from the offering were $543 million and were used to support the Company’s balance sheet growth, including expansion of its deposit base and migration of certain client balances from money market funds into deposit accounts at Schwab Bank.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Dividends

CSC paid common stock cash dividends of $288 million and $279 million in 2010 and 2009, respectively. Since the initial dividend in 1989, CSC has paid 87 consecutive quarterly dividends and has increased the quarterly dividend rate 19 times, including a 20% increase in the third quarter of 2008. Since 1989, dividends have increased by a 26% compounded annual growth rate, excluding the special cash dividend of $1.00 per common share in 2007. CSC paid common stock dividends of $.24, $.24, and $.22 per share in 2010, 2009, and 2008, respectively. While the payment and amount of dividends are at the discretion of the Board of Directors, subject to certain regulatory and other restrictions, the Company currently targets its cash dividend at approximately 20% to 30% of net income.

Share Repurchases

There were no repurchases of CSC’s common stock in 2010 or 2009. As of December 31, 2010, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock.

Business Acquisition

On November 9, 2010, the Company completed its acquisition of substantially all of the assets of Windward for $106 million in common stock and $44 million in cash.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Contractual Obligations

The Company’s principal contractual obligations as of December 31, 2010, are shown in the following table. Management believes that funds generated by its continuing operations, as well as cash provided by external financing, will continue to be the primary funding sources in meeting these obligations. Excluded from this table are liabilities recorded on the consolidated balance sheet that are generally short-term in nature (e.g., payables to brokers, dealers, and clearing organizations) or without contractual payment terms (e.g., deposits from banking clients, payables to brokerage clients, and deferred compensation).

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit-related financial instruments (1)	$1,241	$405	$1,195	$3,246	$6,087
Long-term debt (2)	99	199	893	1,371	2,562
Leases (3)	111	139	101	195	546
Purchase obligations (4)	132	80	43	—	255
Regulatory reserve (5)	18	—	—	—	18

Total	$1,601	$823	$2,232	$4,812	$9,468

(1)	Represents Schwab Bank’s firm commitments to extend credit to banking clients.
(2)

Includes estimated future interest payments through 2020 for Senior Notes and through 2017 for Medium-Term Notes and Junior Subordinated Notes. The Junior Subordinated Notes have a fixed interest rate of 7.50% until 2017 and a floating rate from 2018 to 2067. Based on the current interest rate of 7.50% and no repayments of principal, the estimated future interest payments on the Junior Subordinated Notes in 2018 to 2067 would be $15 million per year. Amounts exclude maturities under a finance lease obligation and unamortized discounts and premiums.

(3)	Represents minimum rental commitments, net of sublease commitments, and includes facilities under the Company’s past restructuring initiatives and rental commitments under a finance lease obligation.
(4)

Consists of purchase obligations for services such as advertising and marketing, telecommunications, professional services, and hardware- and software-related agreements. Includes purchase obligations, which can be canceled by the Company without penalty.

(5)	Represents a future payment for a regulatory settlement relating to the Schwab YieldPlus Fund.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

•	Information Security and Privacy Steering Committee, which oversees information security and privacy programs and policies;

•	Investment Management and ERISA Risk Committee, which oversees activities in which the Company and its principals operate in an investment advisory capacity or as an ERISA fiduciary;

•	Investment Products Review Board, which provides senior level oversight of investment products and services made available to clients; and

•

Operations Risk Committee, which focuses on risks relating to potential inadequate or failed internal processes or systems and from external events and relationships (e.g., vendors and business partners).

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

Technology and operating risk also includes the risk of human error, employee misconduct, external fraud, computer viruses, distributed denial of service attacks, terrorist attacks, and natural disaster. Employee misconduct could include fraud and misappropriation of client or Company assets, improper use or disclosure of confidential client or Company information, and unauthorized activities, such as transactions exceeding acceptable risks or authorized limits. External fraud includes misappropriation of client or Company assets by third parties, including through unauthorized access to Company systems and data and client accounts. The frequency and sophistication of such fraud attempts continue to increase.

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

Credit Risk

Credit risk is the potential for loss due to a borrower, counterparty, or issuer failing to perform its contractual obligations. The Company’s direct exposure to credit risk mainly results from margin lending activities, securities lending activities, mortgage lending activities, its role as a counterparty in financial contracts and investing activities, and indirectly from the investing activities of certain of the proprietary funds that the Company sponsors. To manage the risks of such losses, the Company has established policies and procedures which include: establishing and reviewing credit limits, monitoring of credit limits and quality of counterparties, and adjusting margin requirements for certain securities. Most of the Company’s credit extensions are supported by collateral arrangements. Collateral arrangements relating to margin loans, securities lending agreements, and resale agreements include provisions that require additional collateral in the event that market fluctuations result in declines in the value of collateral received.

The Company’s credit risk exposure related to loans to banking clients is actively managed through individual and portfolio reviews performed by management. Management regularly reviews asset quality including concentrations, delinquencies, nonperforming loans, losses, and recoveries. All are factors in the determination of an appropriate allowance for loan losses, which is reviewed quarterly by senior management. The Company’s mortgage loan portfolios primarily include first lien residential mortgage loans (First Mortgage portfolio) of $4.7 billion and home equity lines of credit (HELOC portfolio) of $3.5 billion at December 31, 2010.

The Company’s First Mortgage portfolio underwriting requirements are generally consistent with the underwriting requirements in the secondary market for loan portfolios. The Company’s guidelines include maximum loan-to-value (LTV) ratios, cash out limits, and minimum Fair Issac & Company (FICO) credit scores. The specific guidelines are dependent on the individual characteristics of a loan (for example, whether the property is a primary or secondary residence, whether the loan is for investment property, whether the loan is for an initial purchase of a home or refinance of an existing home, and whether the loan is conforming or jumbo). These credit underwriting standards have limited the exposure to the types of loans that experienced high foreclosures and loss rates elsewhere in the industry during 2010 and 2009. There have been no significant changes to the LTV ratio or FICO credit score guidelines related to the Company’s First Mortgage or HELOC portfolios during 2010. At December 31, 2010, the weighted-average originated LTV ratios were 60% and 59% for the First Mortgage and HELOC portfolios, respectively. The computation of the origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At December 31, 2010, 21% of HELOCs ($742 million of the HELOC portfolio) were in a first lien position. The weighted-average originated FICO credit scores were 764 and 768 for the First Mortgage and HELOC portfolios, respectively, at December 31, 2010.

The Company does not offer loans that allow for negative amortization and does not originate or purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO credit score of less than 620 at origination), unless the

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

borrower has compensating credit factors. At December 31, 2010, approximately 2% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with FICO credit scores of less than 620.

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

December 31,	2010	2009
Loan delinquencies (1)	0.96%	0.87%
Nonaccrual loans	0.58%	0.46%
Allowance for loan losses	0.60%	0.61%

(1)	Loan delinquencies are defined as loans that are 30 days or more past due.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios, whose fair values totaled $24.0 billion and $17.8 billion at December 31, 2010, respectively. These portfolios include U.S. agency and non-agency residential mortgage-backed securities, U.S. agency notes, corporate debt securities, asset-backed securities, and certificates of deposit. U.S. agency residential mortgage-backed securities do not have explicit credit ratings, however management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. agencies. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined by the Company as loans to borrowers with a FICO credit score of 620 or higher at origination), and “Alt-A” (defined by the Company as Prime loans with reduced documentation at origination).

The table below presents the credit ratings for U.S. agency and non-agency residential mortgage-backed securities available for sale and securities held to maturity, including Prime and Alt-A residential mortgage-backed securities, by year of origination. In some instances securities have divergent ratings from Moody’s, Fitch, or Standard & Poor’s. In these instances, the Company has used the lowest rating as of December 31, 2010, for purposes of presenting the table below. Residential mortgage-backed securities, particularly Alt-A securities, experienced continued deteriorating credit characteristics, including increased payment delinquencies, in 2010. For a discussion of the impact of current market conditions on residential mortgage-backed securities, see “Current Market and Regulatory Environment.”

	AAA		AA to A		BBB		BB or Lower		Total
	Amortized Cost	Net Unrealized Gain (Loss)	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Gain (Loss)
U.S. agency residential mortgage-backed securities:
2005	$410	$6	$—	$—	$—	$—	$—	$—	$410	$6
2006	396	2	—	—	—	—	—	—	396	2
2007	372	8	—	—	—	—	—	—	372	8
2008	2,723	86	—	—	—	—	—	—	2,723	86
2009	6,914	182	—	—	—	—	—	—	6,914	182
2010	18,786	7	—	—	—	—	—	—	18,786	7

Total	29,601	291	—	—	—	—	—	—	29,601	291

Non-agency residential mortgage-backed securities:
2003	52	(3)	6	—	—	—	—	—	58	(3)
2004	76	(3)	65	(7)	12	(5)	—	—	153	(15)
2005	12	—	68	(1)	29	(1)	550	(88)	659	(90)
2006	7	—	—	—	—	—	514	(97)	521	(97)
2007	49	1	—	—	—	—	261	(27)	310	(26)

Total	196	(5)	139	(8)	41	(6)	1,325	(212)	1,701	(231)

Total residential mortgage-backed securities	$29,797	$286	$139	$(8)	$41	$(6)	$1,325	$(212)	$31,302	$60

% of Total residential mortgage-backed securities	95%		—		—		5%		100%

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

At December 31, 2010, all of the corporate debt securities and non-mortgage asset-backed securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard & Poor’s rating of “BBB-” or higher).

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

The fair value of the Company’s investments in residential mortgage-backed securities totaled $31.4 billion at December 31, 2010. Of these, $29.9 billion were U.S. agency securities and $1.5 billion were non-agency securities. The U.S. agency securities are included in securities available for sale and securities held to maturity and the non-agency securities are included in securities available for sale. Included in non-agency residential mortgage-backed securities are securities collateralized by Alt-A loans. At December 31, 2010, the amortized cost and fair value of Alt-A mortgage-backed securities were $489 million and $359 million, respectively.

The Company’s investments in corporate debt securities and commercial paper totaled $4.6 billion at December 31, 2010, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, securities held to maturity, cash and investments segregated and on deposit for regulatory purposes, cash and cash equivalents, and other securities owned in the Company’s consolidated balance sheets. At December 31, 2010, the Company held $1.9 billion of corporate debt securities issued by financial institutions and guaranteed under the FDIC Temporary Liquidity Guarantee Program.

The Company’s loans to banking clients include $4.7 billion of adjustable rate first lien residential real estate mortgage loans at December 31, 2010. The Company’s adjustable rate mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 65% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 70% of these interest-only loans are not scheduled to reset for three or more years. The Company’s interest-only loans do not include interest terms described as temporary introductory rates below current market rates. At December 31, 2010, 42% of the residential real estate mortgages and 49% of the HELOC balances were secured by properties which are located in California.

The Company also has exposure to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. U.S. Government and agency securities held as collateral for resale agreements totaled $13.0 billion at December 31, 2010.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record certain financial assets and liabilities at fair value, and to determine fair value disclosures. All of these assets were measured at fair value using quoted prices or market-based information and accordingly were classified as Level 1 or Level 2 measurements in accordance with the fair value hierarchy described in fair value measurement accounting guidance. Liabilities recorded at fair value were not material at December 31, 2010 or 2009. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 16. Fair Values of Assets and Liabilities” for more information on the Company’s assets and liabilities recorded at fair value.

When available, the Company uses quoted prices in active markets to measure the fair value of assets. When quoted prices do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. The Company validates prices received from pricing services using various methods, including comparison to prices received from additional pricing services, comparison to available quoted market prices, internal valuation models, and review of other relevant market data. The Company does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts. At December 31, 2010 and 2009, the Company did not adjust prices received from independent third-party pricing services.

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

Allowance for Loan Losses: The adequacy of the allowance is reviewed quarterly by management, taking into consideration current economic conditions, the existing loan portfolio composition, past loss experience, and risks inherent in the portfolio.

The process to establish an allowance for loan losses utilizes loan-level statistical models that estimate prepayments, defaults, and probable losses for the loan portfolios based on predicted behavior of individual loans within the portfolios. The

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

methodology considers the effects of borrower behavior and a variety of factors including, but not limited to, interest rates, housing price movements as measured by a housing price index, economic conditions, estimated defaults and foreclosures measured by historical and expected delinquencies, changes in prepayment speeds, loan-to-value ratios, past loss experience, estimates of future loss severities, borrower credit risk measured by FICO scores, and the adequacy of collateral. The methodology also evaluates concentrations in the loan portfolios including loan products, year of origination, geographical distribution of collateral, and the portion of borrowers who have other client relationships with the Company.

The more significant variables considered include a measure of delinquency roll rates, loss severity, housing prices, and interest rates. Delinquency roll rates (i.e., the rates at which loans transition through delinquency stages and ultimately result in a loss) are estimated from the Company’s historical loss experience adjusted for current trends and market information. Loss severity estimates are based on the Company’s historical loss experience and market trends. Housing price trends are derived from historical home price indices and econometric forecasts of future home values. Factors affecting the home price index include: housing inventory, unemployment, interest rates, and inflation expectations. Interest rate projections are based on the current term structure of interest rates and historical volatilities to project various possible future interest rate paths. This quarterly analysis results in a loss factor that is applied to the outstanding balances to determine the allowance for loan loss for each loan segment.

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

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things:

•	the Company’s ability to pursue its business strategy (see “Part I – Item 1. – Business – Business Strategy and Competitive Environment”);

•

the impact of legal proceedings and regulatory matters (see “Part I – Item 3. – Legal Proceedings” and “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements –14. Commitments and Contingent Liabilities – Legal Contingencies”);

•

the impact of current market conditions on the Company’s results of operations (see “Current Market and Regulatory Environment” and “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 6. Securities Available for Sale and Securities Held to Maturity”);

•	sources of liquidity, capital, and level of dividends (see “Liquidity and Capital Resources” and “Contractual Obligations”);

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

•	target capital ratios (see “Liquidity and Capital Resources” and “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 23. Regulatory Requirements”);

•	capital expenditures (see “Liquidity and Capital Resources – Capital Resources”);

•	the impact of changes in management’s estimates on the Company’s results of operations (see “Critical Accounting Estimates”);

•

the impact of changes in the likelihood of indemnification and guarantee payment obligations on the Company’s results of operations (see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 14. Commitments and Contingent Liabilities”); and

•

the impact on the Company’s results of operations of recording stock option expense (see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 19. Employee Incentive, Deferred Compensation, and Retirement Plans”).

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

Important factors that may cause actual results to differ include, but are not limited to:

•	changes in general economic and financial market conditions;

•	changes in revenues and profit margin due to changes in interest rates;

•	the Company’s ability to attract and retain clients and grow client assets and relationships;

•	the Company’s ability to develop and launch new products, services and capabilities in a timely and successful manner;

•	adverse developments in litigation or regulatory matters;

•	the extent of any charges associated with litigation and regulatory matters;

•	amounts recovered on insurance policies;

•	fluctuations in client asset values due to changes in equity valuations;

•	the performance of securities available for sale;

•	the level of interest rates, including yields available on money market mutual fund eligible investments;

•	the amount of loans to the Company’s brokerage and banking clients;

•	the adverse impact of financial reform legislation and related regulations;

•	the level of the Company’s stock repurchase activity;

•	the level of brokerage client cash balances and deposits from banking clients;

•	the availability and terms of external financing;

•	the timing and impact of changes in the Company’s level of investments in technology and furniture and equipment; and

•	potential breaches of contractual terms for which the Company has indemnification and guarantee obligations.

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

For the Company’s market risk related to interest rates, a sensitivity analysis, referred to as a net interest revenue simulation model, is shown below. The Company is exposed to interest rate risk primarily from changes in market interest rates on its interest-earning assets relative to changes in the costs of its funding sources that finance these assets.

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

For discussion of the impact of current market conditions on asset management and administration fees, net interest revenue, and securities available for sale, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Market and Regulatory Environment”.

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

THE CHARLES SCHWAB CORPORATION

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

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in market interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months beginning December 31, 2010 and 2009.

December 31,	2010	2009
Increase of 100 basis points	13.5%	16.8%
Decrease of 100 basis points	(4.8%)	(2.9%)

The sensitivities shown in the simulation reflect the fact that short-term interest rates in 2010 remained at historically low levels, including the federal funds target rate, which was unchanged at a range of zero to 0.25%. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources in a declining interest rate scenario. A decline in interest rates could therefore negatively impact the yield on the Company’s investment portfolio to a greater degree than any offsetting reduction in interest expense, further compressing net interest margin. Any increases in short-term interest rates result in a greater impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources.

THE CHARLES SCHWAB CORPORATION

Item 8.	Financial Statements and Supplementary Data

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Income

(In Millions, Except Per Share Amounts)

Year Ended December 31,	2010	2009	2008
Net Revenues
Asset management and administration fees	$1,822	$1,875	$2,355

Interest revenue	1,723	1,428	1,908
Interest expense	(199)	(183)	(226)

Net interest revenue	1,524	1,245	1,682

Trading revenue	830	996	1,080
Other	135	175	94
Provision for loan losses	(27)	(38)	(17)
Net impairment losses on securities (1)	(36)	(60)	(44)

Total net revenues	4,248	4,193	5,150

Expenses Excluding Interest
Compensation and benefits	1,573	1,544	1,667
Professional services	341	275	334
Occupancy and equipment	272	318	299
Advertising and market development	196	191	243
Communications	207	206	211
Depreciation and amortization	146	159	152
Class action litigation and regulatory reserve	320	—	—
Money market mutual fund charges	132	—	—
Other	282	224	216

Total expenses excluding interest	3,469	2,917	3,122

Income from continuing operations before taxes on income	779	1,276	2,028
Taxes on income	(325)	(489)	(798)

Income from continuing operations	454	787	1,230
Loss from discontinued operations, net of tax	—	—	(18)

Net Income	$454	$787	$1,212

Weighted-Average Common Shares Outstanding — Diluted	1,194	1,160	1,157

Earnings Per Share — Basic
Income from continuing operations	$.38	$.68	$1.07
Loss from discontinued operations, net of tax	$—	$—	$(.01)
Net income	$.38	$.68	$1.06
Earnings Per Share — Diluted
Income from continuing operations	$.38	$.68	$1.06
Loss from discontinued operations, net of tax	$—	$—	$(.01)
Net income	$.38	$.68	$1.05

(1)

Net impairment losses on securities include total other-than-temporary impairment losses of $41 million, $278 million, and $44 million, net of $5 million, $218 million, and $0 million recognized in other comprehensive income in 2010, 2009, and 2008, respectively.

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Balance Sheets

(In Millions, Except Share and Per Share Amounts)

December 31,	2010	2009
Assets
Cash and cash equivalents	$4,931	$8,241
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $12,697 and $8,346 at December 31, 2010 and 2009, respectively)	22,749	18,373
Receivables from brokers, dealers, and clearing organizations	415	560
Receivables from brokerage clients — net	11,235	8,627
Other securities owned — at fair value	337	916
Securities available for sale	23,993	22,120
Securities held to maturity (fair value — $17,848 and $6,880 at December 31, 2010 and 2009, respectively)	17,762	6,839
Loans to banking clients — net	8,725	7,348
Loans held for sale	185	104
Equipment, office facilities, and property — net	624	641
Goodwill	631	528
Other assets	981	1,134

Total assets	$92,568	$75,431

Liabilities and Stockholders’ Equity
Deposits from banking clients	$50,590	$38,820
Payables to brokers, dealers, and clearing organizations	1,389	2,373
Payables to brokerage clients	30,861	26,246
Accrued expenses and other liabilities	1,496	1,407
Long-term debt	2,006	1,512

Total liabilities	86,342	70,358

Stockholders’ equity:
Preferred stock — 9,940,000 shares authorized; $.01 par value per share; none issued	—	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,428,604,522 shares and 1,392,091,544 shares issued at December 31, 2010 and 2009, respectively	14	14
Additional paid-in capital	3,034	2,298
Retained earnings	7,409	7,243
Treasury stock, at cost — 226,222,313 shares and 229,983,936 shares at December 31, 2010 and 2009, respectively	(4,247)	(4,291)
Accumulated other comprehensive income (loss)	16	(191)

Total stockholders’ equity	6,226	5,073

Total liabilities and stockholders’ equity	$92,568	$75,431

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Cash Flows

(In Millions)

Year Ended December 31,	2010	2009	2008
Cash Flows from Operating Activities
Net income	$454	$787	$1,212
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Loss from discontinued operations, net of tax	—	—	18
Provision for loan losses	27	38	17
Net impairment losses on securities	36	60	44
Stock-based compensation	87	75	69
Excess tax benefits from stock-based compensation	(3)	(8)	(50)
Depreciation and amortization	146	159	152
(Benefit) provision for deferred income taxes	(51)	16	97
Other	35	(42)	53
Originations of loans held for sale	(2,015)	(2,746)	(1,526)
Proceeds from sales of loans held for sale	1,943	2,695	1,522
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	(4,376)	(3,688)	(5,882)
Receivables from brokers, dealers, and clearing organizations	148	202	(32)
Receivables from brokerage clients	(2,612)	(1,503)	5,171
Other securities owned	581	(290)	48
Other assets	133	(253)	51
Payables to brokers, dealers, and clearing organizations	283	56	(822)
Payables to brokerage clients	4,886	5,990	(34)
Accrued expenses and other liabilities	289	(111)	(106)

Net cash (used for) provided by operating activities	(9)	1,437	2

Cash Flows from Investing Activities
Purchases of securities available for sale	(15,697)	(14,342)	(9,839)
Proceeds from sales of securities available for sale	871	107	14
Principal payments on securities available for sale	13,261	7,063	2,003
Purchases of securities held to maturity	(14,906)	(5,470)	(245)
Principal payments on securities held to maturity	2,672	139	2
Net increase in loans to banking clients	(1,443)	(1,411)	(2,642)
Purchase of equipment, office facilities, and property	(129)	(140)	(188)
Cash payments for business acquisitions, net of cash acquired	(44)	—	(5)
Other investing activities	5	(3)	(1)

Net cash used for investing activities	(15,410)	(14,057)	(10,901)

Cash Flows from Financing Activities
Net change in deposits from banking clients	11,328	14,979	10,019
Issuance of long-term debt	701	747	—
Repayment of long-term debt	(205)	(80)	(20)
Net proceeds from common stock offering	543	—	—
Excess tax benefits from stock-based compensation	3	8	50
Dividends paid	(288)	(279)	(253)
Purchase of treasury stock	—	—	(350)
Proceeds from stock options exercised and other	35	53	131
Other financing activities	(8)	(9)	—

Net cash provided by financing activities	12,109	15,419	9,577

(Decrease) Increase in Cash and Cash Equivalents	(3,310)	2,799	(1,322)
Cash and Cash Equivalents at Beginning of Year	8,241	5,442	6,764

Cash and Cash Equivalents at End of Year	$4,931	$8,241	$5,442

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$178	$173	$232
Income taxes (2008 amount includes discontinued operations)	$327	$446	$767
Non-cash investing activities:
Issuance of common stock for business acquisition	$106	$—	$—
Securities purchased during the year but settled after year end	$—	$1,267	$—
Non-cash financing activity:
Transfer of trust related balances to deposits from banking clients	$442	$—	$—

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Stockholders’ Equity

(In Millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2007	1,392	$14	$2,107	$5,776	$(4,148)	$(17)	$3,732

Comprehensive income:
Net income	—	—	—	1,212	—	—	1,212
Other comprehensive income, net of tax:
Net unrealized loss on securities available for sale	—	—	—	—	—	(535)	(535)
Foreign currency translation adjustment	—	—	—	—	—	(1)	(1)

Total comprehensive income							676
Dividends declared on common stock	—	—	—	(253)	—	—	(253)
Purchase of treasury stock	—	—	—	—	(350)	—	(350)
Stock option exercises and other	—	—	(20)	—	149	—	129
Stock-based compensation	—	—	65	—	—	—	65
Excess tax benefits from stock-based compensation	—	—	50	—	—	—	50
Restricted shares withheld for tax	—	—	—	—	(11)	—	(11)
Employee stock purchase plan purchases	—	—	12	—	11	—	23

Balance at December 31, 2008	1,392	14	2,214	6,735	(4,349)	(553)	4,061

Comprehensive income:
Net income	—	—	—	787	—	—	787
Other comprehensive income, net of tax:
Net unrealized gain on securities available for sale	—	—	—	—	—	362	362

Total comprehensive income							1,149
Dividends declared on common stock	—	—	—	(279)	—	—	(279)
Stock option exercises and other	—	—	—	—	52	—	52
Stock-based compensation	—	—	72	—	—	—	72
Excess tax benefits from stock-based compensation	—	—	8	—	—	—	8
Restricted shares withheld for tax	—	—	—	—	(7)	—	(7)
Employee stock purchase plan purchases	—	—	4	—	13	—	17

Balance at December 31, 2009	1,392	14	2,298	7,243	(4,291)	(191)	5,073

Comprehensive income:
Net income	—	—	—	454	—	—	454
Other comprehensive income, net of tax:
Net unrealized gain on securities available for sale	—	—	—	—	—	208	208
Net unrealized loss on cash flow hedging instruments	—	—	—	—	—	(1)	(1)

Total comprehensive income							661
Issuance of common stock	30	—	543	—	—	—	543
Issuance of common stock for business acquisition	7	—	106	—	—	—	106
Dividends declared on common stock	—	—	—	(288)	—	—	(288)
Stock option exercises and other	—	—	(4)	—	39	—	35
Stock-based compensation	—	—	84	—	—	—	84
Excess tax benefits from stock-based compensation	—	—	3	—	—	—	3
Restricted shares withheld for tax	—	—	—	—	(8)	—	(8)
Employee stock purchase plan purchases	—	—	4	—	13	—	17

Balance at December 31, 2010	1,429	$14	$3,034	$7,409	$(4,247)	$16	$6,226

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

The accompanying consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). All material intercompany balances and transactions have been eliminated. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make certain estimates and assumptions that affect the reported amounts in the accompanying financial statements. Certain estimates include other-than-temporary impairment of securities available for sale and securities held to maturity, the valuation of goodwill, the allowance for loan losses, and legal reserves. Actual results could differ from those estimates. Certain prior-period amounts have been reclassified to conform to the current period presentation.

2.	Summary of Significant Accounting Policies

Asset management and administration fees: Asset management and administration fees, which include mutual fund service fees and fees for other asset-based financial services provided to individual and institutional clients, are recognized as revenue over the period that the related service is provided, based upon average asset balances. The Company earns mutual fund service fees for shareholder services, administration, and investment management services provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. Mutual fund service fees are based upon the daily balances of client assets invested in third-party funds and the Company’s proprietary funds. The Company also earns asset management fees for advisory and managed account services, which are based on the daily balances of client assets subject to the specific fee for service. The fair values of client assets included in proprietary and third-party mutual funds are based on quoted market prices and other observable market data.

In 2010 and 2009, the Company waived a portion of its asset management fees earned from certain Schwab-sponsored money market mutual funds in order to provide a positive return to clients. Under agreements with these funds, the Company may recover such fee waivers depending on the future performance of the funds and approval by the boards of the respective funds until the third anniversary of the end of the fiscal year in which such fee waiver occurs, subject to certain limitations. Recoveries of previously-waived asset management fees are recognized as revenue when substantially all uncertainties about timing and amount of realization are resolved. Amounts recognized in revenue for recoveries of previously-waived asset management fees were not material in 2010 or 2009.

Interest revenue: Interest revenue represents interest earned on certain assets, which include cash and cash equivalents, cash and investments segregated, receivables from brokers, dealers, and clearing organizations, receivables from brokerage clients, other securities owned, securities available for sale, securities held to maturity, loans to banking clients, and loans held for sale. Interest revenue is recognized in the period earned based upon average or daily asset balances and respective interest rates.

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

Cash and investments segregated and on deposit for regulatory purposes include securities purchased under agreements to resell (resale agreements), which are collateralized by United States (U.S.) Government and agency securities. Resale agreements are accounted for as collateralized investing transactions that are recorded at their contractual amounts plus accrued interest. The Company obtains control of collateral with a market value equal to or in excess of the principal amount loaned and accrued interest under resale agreements. Collateral is valued daily by the Company, with additional collateral obtained to ensure full collateralization. Cash and investments segregated also include certificates of deposit and U.S. Government securities, as well as corporate debt securities and commercial paper guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program. Certificates of deposit, U.S. Government securities, corporate debt securities, and commercial paper are recorded at fair value.

Receivables from brokerage clients include margin loans to clients and are recorded net of an allowance for doubtful accounts. Receivables from brokerage clients that remain unsecured or partially secured for more than 30 days are fully reserved.

Other securities owned include Schwab Funds® money market funds, commercial paper, certificates of deposit, equity and bond mutual funds, state and municipal debt obligations, equity securities, U.S. Government and corporate debt, and other securities recorded at fair value based on quoted market prices. Unrealized gains and losses are included in trading revenue.

Securities available for sale and securities held to maturity: Securities available for sale include U.S. agency and non-agency residential mortgage-backed securities, U.S. agency notes, corporate debt securities, certificates of deposit, asset-backed securities, and commercial paper. Securities available for sale are recorded at fair value and unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders’ equity. Securities held to maturity include U.S. agency residential mortgage-backed securities, asset-backed securities, and corporate debt securities. Securities held to maturity are recorded at amortized cost based on the Company’s positive intent and ability to hold these securities to maturity. Realized gains and losses from sales of securities available for sale are determined on a specific identification basis and are included in other revenue.

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Securities borrowed and securities loaned: Securities borrowed require the Company to deliver cash to the lender in exchange for securities and are included in receivables from brokers, dealers, and clearing organizations. For securities loaned, the Company receives collateral in the form of cash in an amount equal to or greater than the market value of securities loaned. Securities loaned are included in payables to brokers, dealers, and clearing organizations. The Company monitors the market value of securities borrowed and loaned, with additional collateral obtained to ensure full collateralization or refunded. Fees received or paid are recorded in interest revenue or interest expense.

Loans to banking clients are recorded at their contractual principal amounts and include unamortized direct origination costs. Additionally, loans are recorded net of an allowance for loan losses. The Company’s loan portfolio includes four loan segments: residential real estate mortgages, home equity lines of credit (HELOC), personal loans secured by securities and other loans. Residential real estate mortgages include two loan classes: originated first mortgages and purchased first mortgages. Loan segments are defined as the level to which the Company disaggregates its loan portfolio when developing and documenting a methodology for determining the allowance for loan losses. A loan class is defined as a group of loans within a loan segment that has homogeneous risk characteristics.

The Company records an allowance for loan losses through a charge to earnings based on management’s evaluation of the existing portfolio. The adequacy of the allowance is reviewed quarterly by management, taking into consideration current economic conditions, the existing loan portfolio composition, past loss experience, and risks inherent in the portfolio.

The process to establish an allowance for loan losses utilizes loan-level statistical models that estimate prepayments, defaults, and probable losses for the loan portfolios based on predicted behavior of individual loans within the portfolios. The methodology considers the effects of borrower behavior and a variety of factors including, but not limited to, interest rates, housing price movements as measured by a housing price index, economic conditions, estimated defaults and foreclosures measured by historical and expected delinquencies, changes in prepayment speeds, loan-to-value ratios, past loss experience, estimates of future loss severities, borrower credit risk measured by FICO scores, and the adequacy of collateral. The methodology also evaluates concentrations in the loan portfolios including loan products, year of origination, geographical distribution of collateral, and the portion of borrowers who have other client relationships with the Company.

The more significant variables considered include a measure of delinquency roll rates, loss severity, housing prices, and interest rates. Delinquency roll rates (i.e., the rates at which loans transition through delinquency stages and ultimately result in a loss) are estimated from the Company’s historical loss experience adjusted for current trends and market information. Loss severity estimates are based on the Company’s historical loss experience and market trends. Housing price trends are derived from historical home price indices and econometric forecasts of future home values. Factors affecting the home price index include: housing inventory, unemployment, interest rates, and inflation expectations. Interest rate projections are based on the current term structure of interest rates and historical volatilities to project various possible future interest rate paths. This quarterly analysis results in a loss factor that is applied to the outstanding balances to determine the allowance for loan loss for each loan segment.

Nonaccrual loans: Residential real estate mortgages, HELOC, personal, and other loans are placed on nonaccrual status upon becoming 90 days past due as to interest or principal (unless the loans are well-secured and in the process of collection), or when the full timely collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal is repaid and the loan is performing in accordance with the terms of the loan agreement, or when the loan is both well-secured and in the process of collection and collectability is no longer doubtful.

Loans held for sale include fixed-rate residential first-mortgage loans intended for sale. Loans held for sale are recorded at the lower of cost or fair value. The fair value of loans held for sale is estimated using quoted market prices for securities backed by similar types of loans.

Equipment, office facilities, and property: Equipment, office facilities, and property are recorded at cost net of accumulated depreciation and amortization, except for land, which is recorded at cost. Equipment and office facilities are depreciated on a

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

straight-line basis over an estimated useful life of three to ten years. Buildings are depreciated on a straight-line basis over 20 to 40 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the term of the lease. Software and certain costs incurred for purchasing or developing software for internal use are amortized on a straight-line basis over an estimated useful life of three or five years. Equipment, office facilities, and property are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Goodwill represents the fair value of acquired businesses in excess of the fair value of the individually identified net assets acquired. Goodwill associated with acquisitions prior to January 1, 2009, represented the cost of the acquired business in excess of the fair value of the individually identified net asset acquired. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. In testing for a potential impairment of goodwill, management estimates the fair value of each of the Company’s reporting units (defined as the Company’s businesses for which financial information is available and reviewed regularly by management), and compares it to their carrying value. If the estimated fair value of a reporting unit is less than its carrying value, management is required to estimate the fair value of all assets and liabilities of the reporting unit, including goodwill. If the carrying value of the reporting unit’s goodwill is greater than the estimated fair value, an impairment charge is recognized for the excess. The Company’s annual impairment testing date is April 1st. The Company did not recognize any goodwill impairment in 2010, 2009, or 2008.

Derivative financial instruments are recorded on the balance sheet in other assets and other liabilities at fair value. Schwab Bank’s loans held for sale portfolio includes fixed-rate residential first-mortgages, which are subject to losses in value when market interest rates rise. Schwab Bank uses forward sale commitments to manage this risk. These forward sale commitments have been designated as cash flow hedging instruments with respect to the loans held for sale. Accordingly, the fair values of these forward sale commitments are recorded on the Company’s consolidated balance sheet, with gains or losses recorded in other comprehensive income until the associated loan is sold.

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Adoption of New Accounting Standards

Transfers of Financial Assets: On January 1, 2010, the Company adopted new guidance on accounting for transfers of financial assets for transfers occurring after January 1, 2010. This new guidance removes the concept of a qualifying special-purpose entity and amends the requirements for a transfer of a portion of a financial asset to be accounted for as a sale and related disclosures. There were no transfers of financial assets during 2010 for which this guidance was applicable.

Consolidation of Variable Interest Entities: On January 1, 2010, the Company adopted new guidance on consolidation of variable interest entities (VIEs). This new guidance amends the consolidation guidance applicable to VIEs, including changing the approach to determining a VIE’s primary beneficiary (the reporting entity that must consolidate a VIE) and the frequency of reassessment. The adoption of this new guidance did not impact the Company’s financial position, results of operations, earnings per share (EPS), or cash flows.

New Accounting Standard Not Yet Adopted

Goodwill Impairment Test: In December 2010, the FASB issued new guidance on when to perform the second step in the two-step goodwill impairment test, which is effective for all goodwill impairment tests performed after January 1, 2011. Specifically, if the carrying value of a reporting unit, as computed in step one of the goodwill impairment test, is zero or negative, step two must be performed when it is more likely than not that goodwill is impaired; under these circumstances, entities can no longer assume that no impairment exists because fair value, as computed in step two, would generally be greater than the zero. The adoption of this new guidance is not expected to have a material impact on the Company’s financial position, results of operations, EPS, or cash flows.

3.	Business Acquisition

On November 9, 2010, the Company completed its acquisition of substantially all of the assets of Windward Investment Management, Inc. (Windward) for $106 million in common stock and $44 million in cash. Windward was an investment advisory firm that managed diversified investment portfolios comprised primarily of exchange-traded fund securities.

The Company’s consolidated financial statements include the net assets and results of operations associated with this acquisition from November 9, 2010. Pro-forma financial information for the business acquired from Windward is not presented as it is not material to the Company’s consolidated financial statements. As a result of a fair value allocation, the Company recorded goodwill of $103 million and intangible assets of $47 million, both of which are deductible for tax purposes over a period of 15 years. The intangible assets, which primarily relate to customer relationships and technology, will be amortized on a straight-line basis over 11 years and 9 years, respectively. The goodwill was allocated to the Investor Services and Institutional Services segments in the amounts of $30 million and $73 million, respectively.

In connection with the acquisition, the Company established employee retention and incentive programs that provide for cash payments up to an aggregate $100 million. These payments are contingent upon the employees’ continued employment and achievement of certain assets under management thresholds prior to specified time periods concluding 102 months (the Service Period) following the acquisition, with payments due at intervals throughout the period if earned. These payments will be recorded as compensation expense if such payments are deemed probable, and will be recognized over the Service Period. At December 31, 2010, the estimated liability under this program was not material.

4.	Receivables from Brokerage Clients

Receivables from brokerage clients are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts was not material at December 31, 2010 or 2009. Receivables from brokerage clients consist primarily of margin loans to brokerage clients of $10.3 billion and $7.9 billion at December 31, 2010 and 2009, respectively. Securities owned by brokerage clients are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. Margin loans that were unsecured or partially secured were $8 million at December 31, 2010, and were not

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

material at December 31, 2009. The average yield earned on margin loans was 4.87% and 5.20% in 2010 and 2009, respectively.

5.	Other Securities Owned

A summary of other securities owned is as follows:

December 31,	2010	2009
Schwab Funds® money market funds	$172	$321
Equity and bond mutual funds	99	103
State and municipal debt obligations	47	49
Equity, U.S. Government and corporate debt, and other securities	19	23
Commercial paper	—	220
Certificates of deposit	—	200

Total other securities owned (1)	$337	$916

(1)	Securities pledged were not material at December 31, 2010 or 2009.

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

Securities sold, but not yet purchased were not material at December 31, 2010 or 2009, and are recorded at fair value in accrued expenses and other liabilities.

6.	Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$12,879	$222	$3	$13,098
Non-agency residential mortgage-backed securities	1,701	3	234	1,470
U.S. agency notes	2,757	23	—	2,780
Asset-backed securities	2,495	9	2	2,502
Corporate debt securities	2,261	8	1	2,268
Certificates of deposit	1,874	1	—	1,875

Total securities available for sale	$23,967	$266	$240	$23,993

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$16,722	$209	$137	$16,794
Asset-backed securities	702	9	—	711
Corporate debt securities	338	5	—	343

Total securities held to maturity	$17,762	$223	$137	$17,848

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$11,601	$199	$21	$11,779
Non-agency residential mortgage-backed securities	2,460	—	519	1,941
U.S. agency notes	2,975	4	1	2,978
Asset-backed securities	1,077	12	—	1,089
Corporate debt securities	2,368	13	1	2,380
Certificates of deposit	1,950	3	—	1,953

Total securities available for sale	$22,431	$231	$542	$22,120

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$5,105	$36	$27	$5,114
Asset-backed securities	1,389	25	—	1,414
Corporate debt securities	345	7	—	352

Total securities held to maturity	$6,839	$68	$27	$6,880

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency residential mortgage-backed securities	$707	$3	$—	$—	$707	$3
Non-agency residential mortgage-backed securities	—	—	1,207	234	1,207	234
Asset-backed securities	873	2	—	—	873	2
Corporate debt securities	549	1	—	—	549	1

Total	$2,129	$6	$1,207	$234	$3,336	$240

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$6,880	$137	$—	$—	$6,880	$137

Total	$6,880	$137	$—	$—	$6,880	$137

Total securities with unrealized losses (1)	$9,009	$143	$1,207	$234	$10,216	$377

(1)	The number of investment positions with unrealized losses totaled 178 for securities available for sale and 37 for securities held to maturity.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

	Less than 12 months		12 months or longer		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency residential mortgage-backed securities	$3,801	$11	$1,994	$10	$5,795	$21
Non-agency residential mortgage-backed securities	171	10	1,770	509	1,941	519
U.S. agency notes	864	1	—	—	864	1
Corporate debt securities	374	1	—	—	374	1

Total	$5,210	$23	$3,764	$519	$8,974	$542

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$1,885	$27	$—	$—	$1,885	$27

Total	$1,885	$27	$—	$—	$1,885	$27

Total securities with unrealized losses (1)	$7,095	$50	$3,764	$519	$10,859	$569

(1)	The number of investment positions with unrealized losses totaled 333 for securities available for sale and 30 for securities held to maturity.

Unrealized losses in securities available for sale of $240 million as of December 31, 2010, were concentrated in non-agency residential mortgage-backed securities. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined as loans to borrowers with a Fair Isaac & Company credit score of 620 or higher at origination), and “Alt-A” (defined as Prime loans with reduced documentation at origination). At December 31, 2010, the amortized cost and fair value of Alt-A residential mortgage-backed securities were $489 million and $359 million, respectively.

Management evaluates whether securities available for sale and securities held to maturity are other-than-temporarily impaired (OTTI) on a quarterly basis as described in note “2 – Summary of Significant Accounting Policies.”

Certain Alt-A and Prime residential mortgage-backed securities experienced continued deteriorating credit characteristics in 2010, including increased payment delinquencies and increased losses on foreclosures of underlying mortgages as a result of housing price declines. Additionally, the securities have experienced a decrease in prepayment rates due to the slowing of general economic activity and heightened levels of unemployment. Forecasted home price fluctuations are an important variable in forecasting the expected loss severity and default rates. Based on the Company’s cash flow projections, management determined that it does not expect to recover all of the amortized cost of these securities and therefore determined that these securities were OTTI. The Company does not intend to sell these securities and it will not be required to sell these securities before anticipated recovery. The Company employs a buy and hold strategy relative to its mortgage-related securities. Further, the Company has an adequate liquidity position at December 31, 2010, with cash and cash equivalents totaling $4.9 billion, a loan-to-deposit ratio of 17%, adequate access to short-term borrowing facilities and regulatory capital ratios in excess of “well capitalized” levels. Because the Company does not intend to sell these securities and it is not “more likely than not” that the Company will be required to sell these securities, the Company recognized an impairment charge equal to the securities’ expected credit losses of $36 million in 2010. The expected credit losses were measured as the difference between the present value of expected cash flows and the amortized cost of the securities. Impairment charges recognized in earnings are included in net impairment losses on securities. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional impairment charges.

Actual credit losses on the Company’s residential mortgage-backed securities were not material in 2010. There were no actual credit losses on the Company’s residential mortgage-backed securities in 2009.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table is a rollforward of the amount of credit losses recognized in earnings for OTTI securities held by the Company during the period for which a portion of the impairment was recognized in other comprehensive income:

Year Ended December 31,	2010	2009
Balance at beginning of year	$60	$—
Credit losses recognized into current year earnings on debt securities for which an other-than-temporary impairment was not previously recognized	7	60
Credit losses recognized into current year earnings on debt securities for which an other-than-temporary impairment was previously recognized	29	—

Balance at the end of year	$96	$60

In 2008, the Company recognized an other-than-temporary impairment charge of $44 million on a corporate debt security issued by Lehman Brothers Holdings, Inc. (Lehman) as a result of Lehman’s Chapter 11 bankruptcy petition filing in September 2008. The Company sold this security in October 2008.

The maturities of securities available for sale and securities held to maturity at December 31, 2010, are as follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Securities available for sale:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$757	$12,341	$13,098
Non-agency residential mortgage-backed securities (1)	—	—	21	1,449	1,470
U.S. agency notes	—	2,780	—	—	2,780
Asset-backed securities	—	706	511	1,285	2,502
Corporate debt securities	711	1,557	—	—	2,268
Certificates of deposit	1,051	824	—	—	1,875

Total fair value	$1,762	$5,867	$1,289	$15,075	$23,993
Total amortized cost	$1,760	$5,833	$1,285	$15,089	$23,967

Securities held to maturity:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$971	$15,823	$16,794
Asset-backed securities	—	634	77	—	711
Corporate debt securities	173	170	—	—	343

Total fair value	$173	$804	$1,048	$15,823	$17,848
Total amortized cost	$171	$792	$1,101	$15,698	$17,762

(1)

Residential mortgage-backed securities have been allocated over maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because a certain portion of loans underlying these securities include scheduled principal payments and borrowers have the right to prepay obligations.

Proceeds and gross realized gains (losses) from sales of securities available for sale are as follows:

Year Ended December 31,	2010	2009	2008
Proceeds	$871	$107	$14
Gross realized gains	$1	$1	$—
Gross realized losses (1)	$—	$(4)	$(31)

(1)	Includes a loss of $29 million in 2008 on the sale of a corporate debt security issued by Washington Mutual Bank as a result of its seizure by the FDIC in September 2008.

Realized gains and losses from sales of securities available for sale are included in other revenue.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

7.	Loans to Banking Clients and Related Allowance for Loan Losses

The composition of loans to banking clients and the allowance for loan losses by loan segment is as follows:

December 31,	2010	2009
Loans to banking clients:
Residential real estate mortgages	$4,695	$3,710
Home equity lines of credit	3,500	3,304
Personal loans secured by securities	562	366
Other	21	13

Total loans to banking clients (1)	8,778	7,393

Allowance for loan losses:
Residential real estate mortgages	(38)	(27)
Home equity lines of credit	(15)	(17)
Other	—	(1)

Total allowance for loan losses (1)	(53)	(45)

Total loans to banking clients – net	$8,725	$7,348

(1)	All loans are collectively evaluated for impairment by loan segment.

The allowance for loan losses is established through charges to earnings based on management’s evaluation of the existing portfolio. The adequacy of the allowance is reviewed quarterly by management, taking into consideration current economic conditions, the existing loan portfolio composition, past loss experience, and risks inherent in the portfolio, as described in note “2 – Summary of Significant Accounting Policies.”

In addition to the allowance for loan losses, the Company maintains a separate reserve for the losses inherent in unused commitments on its HELOC loans. This reserve is included in accrued expenses and other liabilities and was not material at December 31, 2010, and 2009.

Changes in the allowance for loan losses were as follows:

Year Ended December 31,	2010	2009	2008
Balance at beginning of year	$45	$20	$7
Charge-offs	(20)	(13)	(4)
Recoveries	1	—	—
Provision for loan losses	27	38	17

Balance at end of year	$53	$45	$20

Loans are placed on nonaccrual status upon becoming 90 days past due as to interest or principal (unless the loans are well-secured and in the process of collection), or when the full timely collection of interest or principal becomes uncertain. Included in the loan portfolio are nonaccrual loans totaling $51 million and $34 million at December 31, 2010 and 2009, respectively. There were no loans accruing interest that were contractually 90 days or more past due at December 31, 2010 or 2009. The amount of interest revenue that would have been earned on nonaccrual loans, versus interest revenue recognized on these loans, was not material to the Company’s results of operations for 2010 or 2009. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $54 million and $37 million at December 31, 2010 and 2009, respectively. The Company considers loan modifications in which it makes an economic concession to a borrower experiencing financial difficulty to be a troubled debt restructuring. Troubled debt restructurings were not material at December 31, 2010, or 2009.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

An aging analysis by loan class is as follows:

December 31, 2010	Current	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total loans
Residential real estate mortgages:
Originated first mortgages	$4,527	$18	$5	$38	$61	$4,588
Purchased first mortgages	100	2	1	4	7	107
Home equity lines of credit	3,489	5	2	4	11	3,500
Personal loans secured by securities	557	—	—	5	5	562
Other	21	—	—	—	—	21

Total loans to banking clients	$8,694	$25	$8	$51	$84	$8,778

December 31, 2009
Residential real estate mortgages:
Originated first mortgages	$3,565	$15	$4	$25	$44	$3,609
Purchased first mortgages	94	2	1	4	7	101
Home equity lines of credit	3,293	4	2	5	11	3,304
Personal loans secured by securities	365	1	—	—	1	366
Other	12	1	—	—	1	13

Total loans to banking clients	$7,329	$23	$7	$34	$64	$7,393

In addition to monitoring the delinquency characteristics as presented in the aging analysis above, the Company monitors the credit quality of residential real estate mortgages and HELOCs by reviewing borrower FICO scores at origination, updated FICO scores, loan-to-value ratio at origination (Origination LTV), and year of origination, as presented in the following tables. The Company also monitors the impact of changes in the home price index and the impact on collateral values. Borrowers’ FICO scores are provided by an independent third party credit reporting service and were last updated in December 2010. The Company monitors the credit quality of personal loans secured by securities by reviewing the fair value of collateral to ensure adequate collateralization of at least 100% of the principal amount of the loans. All of these loans were fully collateralized by securities with fair values in excess of borrowing amounts at December 31, 2010 and 2009.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

	Residential real estate mortgages
December 31, 2010	Originated first mortgages	Purchased first mortgages	Total	Home equity lines of credit
Year of origination
Pre-2007	$352	$58	$410	$1,132
2007	384	9	393	245
2008	728	8	736	1,345
2009	884	12	896	466
2010	2,240	20	2,260	312

Total	$4,588	$107	$4,695	$3,500

Origination FICO
< 620	$9	$2	$11	$—
620 - 679	115	15	130	26
680 - 739	907	33	940	677
≥ 740	3,557	57	3,614	2,797

Total	$4,588	$107	$4,695	$3,500

Updated FICO
< 620	$63	$9	$72	$49
620 - 679	147	8	155	99
680 - 739	730	29	759	499
≥ 740	3,648	61	3,709	2,853

Total	$4,588	$107	$4,695	$3,500

Origination LTV (1)
≤ 70%	$2,911	$55	$2,966	$2,375
71% - 89%	1,659	51	1,710	1,092
≥ 90%	18	1	19	33

Total	$4,588	$107	$4,695	$3,500

(1)

The computation of the origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At December 31, 2010, $742 million of HELOCs were in a first lien position.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

	Residential real estate mortgages
December 31, 2009	Originated first mortgages	Purchased first mortgages	Total	Home equity lines of credit
Year of origination
Pre-2007	$455	$69	$524	$1,182
2007	598	9	607	258
2008	1,102	9	1,111	1,410
2009	1,454	14	1,468	454

Total	$3,609	$101	$3,710	$3,304

Origination FICO
< 620	$14	$2	$16	$—
620 - 679	112	17	129	25
680 - 739	778	33	811	642
≥ 740	2,705	49	2,754	2,637

Total	$3,609	$101	$3,710	$3,304

Updated FICO
< 620	$64	$12	$76	$49
620 - 679	144	8	152	95
680 - 739	561	25	586	432
≥ 740	2,840	56	2,896	2,728

Total	$3,609	$101	$3,710	$3,304

Origination LTV (1)
≤ 70%	$2,202	$44	$2,246	$2,259
71% - 89%	1,383	56	1,439	1,011
≥ 90%	24	1	25	34

Total	$3,609	$101	$3,710	$3,304

(1)

The computation of the origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At December 31, 2009, $695 million of HELOCs were in a first lien position.

8.	Equipment, Office Facilities, and Property

Equipment, office facilities, and property are detailed below:

December 31,	2010	2009
Software	$902	$854
Buildings	438	428
Information technology equipment	405	392
Leasehold improvements	282	296
Furniture and equipment	118	128
Telecommunications equipment	91	100
Land	57	57
Construction in progress	15	4

Total equipment, office facilities, and property	2,308	2,259
Accumulated depreciation and amortization	(1,684)	(1,618)

Total equipment, office facilities, and property – net	$624	$641

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

9.	Other Assets

The components of other assets are as follows:

December 31,	2010	2009
Accounts receivable (1)	$320	$327
Prepaid expenses	172	224
Deferred tax assets – net	170	249
Interest and dividends receivable	134	141
Other investments	56	59
Intangible assets – net	54	23
Other	75	111

Total other assets	$981	$1,134

(1)	Accounts receivable includes accrued service fee income and receivable from loan servicer.

10.	Deposits from Banking Clients

Deposits from banking clients consist of interest-bearing and noninterest-bearing deposits as follows:

December 31,	2010	2009
Interest-bearing deposits:
Deposits swept from brokerage accounts	$30,980	$22,955
Checking	9,890	7,608
Savings	9,241	8,257

Total interest-bearing deposits	50,111	38,820

Noninterest-bearing deposits	479	—

Total deposits from banking clients	$50,590	$38,820

Demand deposit overdrafts included as other loans within loans to banking clients were not material at December 31, 2010 or 2009.

On January 1, 2010, the Company entered into deposit account agreements with existing trust clients and accordingly transferred balances totaling $442 million from payables to brokerage clients and accrued expenses and other liabilities to deposits from banking clients.

11.	Payables to Brokers, Dealers, and Clearing Organizations

Payables to brokers, dealers, and clearing organizations include securities loaned of $1.3 billion and $996 million at December 31, 2010 and 2009, respectively. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned. Payables to brokers, dealers, and clearing organizations at December 31, 2009, also included unsettled purchases of securities held to maturity of $1.3 billion.

12.	Payables to Brokerage Clients

The principal source of funding for Schwab’s margin lending is cash balances in brokerage client accounts, which are included in payables to brokerage clients. Cash balances in interest-bearing brokerage client accounts were $26.2 billion and $20.8 billion at December 31, 2010 and 2009, respectively. The average rate paid on cash balances in interest-bearing brokerage client accounts was 0.01% and 0.02% in 2010 and 2009, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

13.	Borrowings

Long-term debt including unamortized debt discounts and premiums, where applicable, consists of the following:

December 31,	2010	2009
Senior Notes	$1,449	$747
Senior Medium-Term Notes, Series A	249	450
Junior Subordinated Notes	202	202
Finance lease obligation	106	111
Fair value adjustment	—	2

Total long-term debt	$2,006	$1,512

CSC has a universal automatic shelf registration statement on file with the Securities and Exchange Commission (SEC), which enables CSC to issue debt, equity and other securities. In the third quarter of 2010, the Company issued $700 million of additional Senior Notes that mature in 2020 under this registration statement. These Senior Notes have a fixed interest rate of 4.45% with interest payable semi-annually. In 2009, the Company issued $750 million of Senior Notes that mature in 2014 under this registration statement. These Senior Notes have a fixed interest rate of 4.950% with interest payable semi-annually.

The Senior Medium-Term Notes, Series A (Medium-Term Notes) outstanding at December 31, 2010, mature in 2017 and have a fixed interest rate of 6.375% with interest payable semi-annually. In 2010, $200 million of Medium-Term Notes matured. At December 31, 2009, the Medium-Term Notes carried a weighted-average interest rate of 7.12%.

CSC and Schwab Capital Trust I, a statutory trust formed under the laws of the State of Delaware (Trust), previously closed a public offering of $300 million of the Trust’s fixed to floating-rate trust preferred securities. The proceeds from the sale of the trust preferred securities were invested by the Trust in fixed to floating rate Junior Subordinated Notes issued by CSC. The Junior Subordinated Notes, which mature in 2067, have a fixed interest rate of 7.50% until 2017, and a floating rate thereafter. The Junior Subordinated Notes may be redeemed at a redemption price of principal plus accrued but unpaid interest on November 15, 2017, on or after November 15, 2037, or following the occurrence of certain events, and at a make-whole redemption price at any other time. In 2010, the Company terminated the replacement capital covenant related to the trust preferred securities, upon receiving the requisite consents, in order to have more flexibility to manage its capital structure. The replacement capital covenant had restricted the Company from redeeming, repaying or purchasing the Junior Subordinated Notes or the trust preferred securities unless it received proceeds of the issuance of certain replacement capital securities, among other conditions. In 2009, the Company repurchased $98 million of trust preferred securities related to its Junior Subordinated Notes for a cash payment of $67 million. The repurchase of the trust preferred securities was considered an extinguishment of a portion of the Junior Subordinated Notes and resulted in a gain of $31 million.

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $106 million at December 31, 2010, is being reduced by a portion of the lease payments over the remaining lease term of 14 years.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Annual maturities on long-term debt outstanding at December 31, 2010, are as follows:

2011	$6
2012	6
2013	6
2014	756
2015	7
Thereafter	1,228

Total maturities	2,009
Unamortized discount, net	(3)

Total long-term debt	$2,006

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no Commercial Paper Notes outstanding at December 31, 2010 or 2009.

CSC maintains an $800 million committed, unsecured credit facility with a group of twelve banks, which is scheduled to expire in June 2011. This facility replaced a similar facility that expired in June 2010. The funds under this facility are available for general corporate purposes, including repayment of the Commercial Paper Notes discussed above. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity. At December 31, 2010, the minimum level of stockholders’ equity required under this facility was $4.4 billion. There were no borrowings outstanding under this facility at December 31, 2010 or 2009.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of seven banks totaling $829 million at December 31, 2010. CSC has access to $704 million of these credit lines. There were no borrowings outstanding under these lines at December 31, 2010 or 2009.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured standby LOCs with seven banks in favor of the OCC aggregating $445 million at December 31, 2010. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At December 31, 2010, the aggregate face amount of these LOCs totaled $37 million. There were no borrowings outstanding under any of these LOCs at December 31, 2010 or 2009.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

14.	Commitments and Contingent Liabilities

Operating leases and other commitments: The Company has non-cancelable operating leases for office space and equipment. Future annual minimum rental commitments under these leases, net of contractual subleases, at December 31, 2010, are as follows:

	Operating Leases	Subleases	Net
2011	$136	$35	$101
2012	97	31	66
2013	77	26	51
2014	67	24	43
2015	60	24	36
Thereafter	147	42	105

Total	$584	$182	$402

Certain leases contain provisions for renewal options, purchase options, and rent escalations based on increases in certain costs incurred by the lessor. Rent expense was $168 million, $213 million, and $186 million in 2010, 2009, and 2008, respectively. Rent expense in 2009 included charges of $37 million relating to the Company’s cost reduction measures.

Purchase obligations: The Company has purchase obligations for services such as advertising and marketing, telecommunications, professional services, and hardware- and software-related agreements. At December 31, 2010, the Company has purchase obligations as follows:

2011	$132
2012	55
2013	25
2014	21
2015	22
Thereafter	—

Total	$255

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

Separately, the Company has provided indemnifications related to facility leases to a counterparty in connection with the disposition of certain of its assets. At December 31, 2010, the Company’s maximum potential future liability under this agreement was approximately $45 million. The Company has not recorded a liability for these indemnifications and believes that the occurrence of events that would trigger payments under this agreement is remote. In the second quarter of 2010, the Company terminated its guarantee of certain payments in the event of termination of certain mutual fund sub-advisor agreements, related to the adoption of AXA Rosenberg LLC’s U.S. family of mutual funds, known as the Laudus Funds®.

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company partially satisfies the margin requirements by arranging unsecured standby LOCs, in favor of the clearing houses, which are issued by multiple banks. At December 31, 2010, the aggregate face amount of these LOCs totaled $445 million. In connection with its securities lending activities,

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At December 31, 2010, the aggregate face amount of these LOCs totaled $37 million. There were no funds drawn under any of these LOCs at December 31, 2010.

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

The Company believes it has strong defenses in all significant matters currently pending and is contesting liability and the damages claimed. Nevertheless, some of these matters may result in adverse judgments or awards, including penalties, injunctions, or other relief, and the Company may also determine to settle a matter because of the uncertainty and risks of litigation. Based on current information and consultation with counsel, management believes that the resolution of matters currently pending will not have a material impact on the financial condition or cash flows of the Company, but could be material to the Company’s operating results for a particular future period, depending on results for that period. However, predicting the outcome of a matter is inherently difficult, particularly where claims are brought on behalf of various classes of claimants, claimants seek substantial or unspecified damages, or when investigations or legal proceedings are at an early stage, and in many cases, including the Auction Rate Securities Regulatory Inquiries and Total Bond Market Fund Litigation matters described below, it is not possible to determine whether a loss will be incurred or to estimate the range of that loss until the matter is closer to resolution.

Auction Rate Securities Regulatory Inquiries: Schwab has been responding to industry wide inquiries from federal and state regulators regarding sales of auction rate securities to clients who were unable to sell their holdings when the normal auction process for those securities froze unexpectedly in February 2008. On August 17, 2009, a civil complaint was filed against Schwab in New York state court by the Attorney General of the State of New York alleging material misrepresentations and omissions by Schwab regarding the risks of auction rate securities, and seeking restitution, disgorgement, penalties and other relief, including repurchase of securities held in client accounts. As reflected in a statement issued August 17, 2009, Schwab has responded that the allegations are without merit and that Schwab intends to contest any charges. On March 15, 2010, Schwab filed a motion to dismiss the case and various claims in the civil complaint, which remains pending.

Separately, the Company previously disclosed receipt of Wells notices from the Financial Industry Regulatory Authority (FINRA) in November 2009 and February 2010 concerning its investigation into sales of auction rate securities through Schwab and providing an opportunity to respond. On February 11, 2011, Schwab was notified by FINRA that its Enforcement staff will not recommend the commencement of a disciplinary action against Schwab relating to this matter.

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

Nine class action lawsuits were filed between March and June 2008 on behalf of investors in the Bond Fund alleging violations of California state law and federal securities law in connection with the fund’s investment policy, disclosures and

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

marketing. These cases were consolidated in a single action in June and July 2008, in the U.S. District Court for the Northern District of California. Specific allegations include changes to the investment policy of the fund regarding limits on positions in mortgage-backed securities without obtaining a shareholder vote; inadequate disclosure of the risks associated with fund investments in mortgage-backed securities and fund risk management; inaccurate reporting of the fund’s weighted-average duration; and failure to disclose redemptions of positions in YieldPlus by other Schwab investment funds. The lawsuit seeks unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, and costs and attorneys’ fees. Defendants named in the lawsuit include the Company, Schwab, CSIM, the fund itself, Schwab Investments (registrant and issuer of the fund’s shares), Charles R. Schwab, Randall W. Merk (formerly president of the fund), and current and former trustees and officers of the fund and/or Schwab. On August 21, 2009, the court certified two classes of plaintiffs for purposes of the federal law claims and a single class of plaintiffs for purposes of the remaining California state law claim.

On April 23, 2010, and May 14, 2010, the Company entered into separate settlement agreements with plaintiffs in which the Company, without admitting liability, agreed to a total of $200 million to resolve plaintiffs’ federal law claims and $35 million to resolve plaintiffs’ California state law claim, respectively. On November 24, 2010, the court preliminarily approved an amendment to the settlement agreements which resolved a dispute regarding the scope of the original settlements and provided certain class members an opportunity to opt out of the settlements and pursue separate claims. On January 19, 2011, a single class member filed a motion to intervene in order to bring a new, alternative class action under California law on behalf of a broader class of plaintiffs than was certified by the court in 2009. On February 11, 2011, the court denied the motion and confirmed fairness and adequacy of the settlement agreements, subject to a final fairness determination scheduled for March 10, 2011. For the year ended December 31, 2010, the Company has accrued a reserve of $199 million for the settlements, net of insurance proceeds of $39 million under applicable policies. In addition, the Company remains the subject of 20 individual arbitration claims seeking $3 million in damages relating to investments in the Bond Fund, for which the Company has been accruing reserves.

On January 11, 2011, Schwab, CSIM and Schwab Investments, without admitting or denying liability, entered into a settlement with the SEC of a civil enforcement action for alleged violations of securities laws in connection with the Bond Fund’s investment policy, disclosures, marketing and internal controls. Monetary relief under the settlement was approved by the U.S. District Court for the Northern District of California on February 16, 2011. On January 11, 2011, Schwab entered into a separate settlement with FINRA relating to the fund, and together with CSIM, entered into settlements with Illinois and Connecticut state securities regulators on January 11, 2011, and January 31, 2011, respectively. The Company has accrued a total of $121 million relating to these settlements.

Total Bond Market Fund Litigation: On August 28, 2008, a class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of investors in the Schwab Total Bond Market Fund™ (“Northstar” lawsuit). The lawsuit, which alleges violations of state law and federal securities law in connection with the fund’s investment policy, names Schwab Investments (registrant and issuer of the fund’s shares) and CSIM as defendants. Allegations include that the fund improperly deviated from its stated investment objectives by investing in collateralized mortgage obligations (CMOs) and investing more than 25% of fund assets in CMOs and mortgage-backed securities without obtaining a shareholder vote. Plaintiffs seek unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, and costs and attorneys’ fees. On February 19, 2009, the court denied defendants’ motion to dismiss plaintiffs’ federal securities law claim, and dismissed certain state law claims with leave to amend. On April 27, 2009, the court issued a stay of proceedings while defendants appealed the court’s February 19, 2009 decision refusing to dismiss plaintiffs’ federal securities law claim. On August 12, 2010, the Ninth Circuit Court of Appeals ruled in favor of the defendants and dismissed plaintiffs’ federal securities law claim. On September 28, 2010, plaintiffs filed a second amended class action complaint dropping the federal securities law claim and certain of its state law claims. On September 3, 2010, a second class action lawsuit by a different law firm was filed in the U.S. District Court for the Northern District of California on behalf of investors in the fund (“Smit” lawsuit). The Smit lawsuit, which also names Schwab Investments and CSIM as defendants, alleges violations of state law in connection with the fund’s deviation from the performance of its benchmark index and concentration in mortgage-backed securities, and seeks restitution and disgorgement of management or other fees. The Northstar and Smit lawsuits were related and assigned to the same judge on October 6, 2010, and on October 11, 2010, defendants filed a motion to consolidate the two cases. On November 10, 2010, defendants filed motions to dismiss in both cases; the Smit plaintiffs responded to defendants’ motion to dismiss by filing an amended complaint on December 2, 2010. Defendants moved to dismiss the amended complaint on January 5, 2011. A decision on defendants’ motion to consolidate and motions to dismiss remain pending with the court.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The Company previously disclosed receipt of an SEC Wells notice in October 2009 that included potential charges against CSIM and Schwab Investments relating to the Total Bond Market Fund; that matter has been resolved as part of the January 11, 2011 settlement described above relating to the Bond Fund.

15.	Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk, or Market Risk

Securities lending: Through Schwab, the Company loans client securities temporarily to other brokers in connection with its securities lending activities. The Company receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company mitigates this risk by requiring credit approvals for counterparties, monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. The fair value of Schwab’s client securities pledged in securities lending transactions to other broker-dealers was $1.2 billion and $871 million at December 31, 2010 and 2009, respectively. Additionally, Schwab borrows securities from other broker-dealers to fulfill short sales by clients. The fair value of these borrowed securities was $113 million and $274 million at December 31, 2010 and 2009, respectively.

Client trade settlement: The Company is obligated to settle transactions with brokers and other financial institutions even if the Company’s clients fail to meet their obligations to the Company. Clients are required to complete their transactions on settlement date, generally three business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has established procedures to reduce this risk by requiring deposits from clients in excess of amounts prescribed by regulatory requirements for certain types of trades, and therefore the potential for Schwab to make payments under these client transactions is remote. Accordingly, no liability has been recognized for these transactions.

Margin lending: Schwab provides margin loans to its clients which are collateralized by securities in their brokerage accounts. Schwab may be liable for the margin requirement of its client margin securities transactions. As clients write options or sell securities short, the Company may incur losses if the clients do not fulfill their obligations and the collateral in client accounts is not sufficient to fully cover losses which clients may incur from these strategies. To mitigate this risk, the Company monitors required margin levels and clients are required to deposit additional collateral, or reduce positions to meet minimum collateral requirements. Clients with margin loans have agreed to allow Schwab to pledge collateralized securities in their brokerage accounts in accordance with federal regulations. Schwab was allowed, under such regulations, to pledge securities with a fair value of $15.0 billion and $11.4 billion at December 31, 2010 and 2009, respectively. The fair value of Schwab’s client securities pledged to fulfill the short sales of its clients was $1.4 billion and $1.2 billion at December 31, 2010 and 2009, respectively. The fair value of Schwab’s client securities pledged to fulfill Schwab’s proprietary short sales, which resulted from facilitating clients’ dividend reinvestment elections, was $99 million and $33 million at December 31, 2010 and 2009, respectively. Schwab has also pledged a portion of its securities owned in order to fulfill the short sales of clients and in connection with securities lending transactions to other broker-dealers. The fair value of these pledged securities was not material at December 31, 2010 or 2009. The Company may also pledge client securities to fulfill client margin requirements for open option contracts established with the OCC. The fair value of these pledged securities to the OCC was $1.2 billion and $647 million at December 31, 2010 and 2009, respectively.

Financial instruments held for trading purposes: The Company maintains inventories in securities on a long and short basis relating to its fixed income operations. The Company could incur losses or gains as a result of changes in the fair value of these securities. To mitigate the risk of losses, long and short positions are marked to fair value and monitored by management to assure compliance with limits established by the Company.

Resale and repurchase agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value in excess of the resale price. Schwab also sets standards for

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. At December 31, 2010 and 2009, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $13.0 billion and $8.5 billion, respectively. Schwab utilizes the collateral provided under repurchase agreements to meet obligations under broker-dealer client protection rules, which place limitations on its ability to access such segregated securities. For Schwab to repledge or sell this collateral, it would be required to deposit cash and/or securities of an equal amount into its segregated reserve bank accounts in order to meet its segregated cash and investment requirement.

Concentration risk: The Company has exposure to concentration risk when holding large positions of financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry. For discussion on the Company’s exposure to concentration risk relating to residential mortgage-backed securities, see note “6 – Securities Available for Sale and Securities Held to Maturity.”

The Company’s investments in corporate debt securities and commercial paper totaled $4.6 billion and $5.6 billion at December 31, 2010 and 2009, respectively, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, securities held to maturity, cash and investments segregated and on deposit for regulatory purposes, cash and cash equivalents, and other securities owned. At December 31, 2010, the Company held $1.9 billion of corporate debt securities issued by financial institutions and guaranteed under the FDIC Temporary Liquidity Guarantee Program. At December 31, 2009, the Company held $3.2 billion of corporate debt securities and commercial paper issued by financial institutions and guaranteed under the FDIC Temporary Liquidity Guarantee Program.

The Company’s loans to banking clients include $4.7 billion and $3.7 billion of first lien residential real estate mortgage loans at December 31, 2010 and 2009, respectively. At December 31, 2010, approximately 65% of these mortgages consisted of loans with interest-only payment terms. At December 31, 2010, the interest rates on approximately 70% of these interest-only loans are not scheduled to reset for three or more years. The Company’s interest-only loans do not include interest terms described as temporary introductory rates below current market rates. At December 31, 2010, 42% of the residential real estate mortgages and 49% of the HELOC balances were secured by properties which are located in California. At December 31, 2009, 39% of the residential real estate mortgages and 48% of the HELOC balances were secured by properties which are located in California.

The Company also has exposure to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. U.S. Government and agency securities held as collateral for resale agreements totaled $13.0 billion and $8.5 billion at December 31, 2010 and 2009, respectively.

Commitments to extend credit: Schwab Bank enters into commitments to extend credit to banking clients primarily relating to mortgage lending. The credit risk associated with these commitments varies depending on the creditworthiness of the client and the value of any collateral expected to be held. Collateral requirements vary by type of loan. These commitments are legally binding agreements to lend to a client that generally have fixed expiration dates or other termination clauses, may require payment of a fee and are not secured by collateral until funds are advanced. Schwab Bank also has commitments to extend credit related to its clients’ unused HELOC. Total amounts outstanding for these commitments to extend credit were $6.1 billion and $5.4 billion at December 31, 2010 and 2009, respectively.

Forward sale and interest rate lock commitments: Schwab Bank’s loans held for sale portfolio consists of fixed-rate and adjustable-rate mortgages, which are subject to a loss in value when market interest rates rise. Schwab Bank uses forward sale commitments to manage this risk. These forward sale commitments have been designated as cash flow hedging instruments, and are recorded on the Company’s consolidated balance sheet at fair value with gains or losses recorded in other comprehensive income (loss). Amounts included in other comprehensive income (loss) are reclassified into earnings when the

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

related loan is sold. At December 31, 2010 and 2009, the derivative asset and liability for these forward sale commitments were not material.

Additionally, Schwab Bank uses forward sale commitments to hedge interest rate lock commitments issued on mortgage loans that will be held for sale. Schwab Bank considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely based on changes in market interest rates. Any changes in fair value of the interest rate lock commitments are completely offset by changes in fair value of the related forward sale commitments. Schwab Bank had interest rate lock commitments on mortgage loans to be held for sale with principal balances totaling approximately $628 million and $440 million at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, the derivative asset and liability for these interest rate lock commitments and the related forward sale commitments were not material.

16.	Fair Values of Assets and Liabilities

Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurement accounting guidance describes the fair value hierarchy for disclosing assets and liabilities measured at fair value based on the inputs used to value them. The fair value hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are based on market pricing data obtained from sources independent of the Company. A quoted price in an active market provides the most reliable evidence of fair value and is generally used to measure fair value whenever available. Unobservable inputs reflect management’s judgment about the assumptions market participants would use in pricing the asset or liability. Where inputs used to measure fair value of an asset or liability are from different levels of the hierarchy, the asset or liability is categorized based on the lowest level input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input requires judgment. The fair value hierarchy includes three levels based on the objectivity of the inputs as follows:

•

Level 1 inputs are quoted prices in active markets as of the measurement date for identical assets or liabilities that the Company has the ability to access. This category includes active exchange-traded money market funds, mutual funds, and equity securities. The Company did not transfer any assets or liabilities between Level 1 and Level 2 during 2010 or 2009.

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

•

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company did not have any financial assets or liabilities utilizing Level 3 inputs as of December 31, 2010 or 2009.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Assets and Liabilities Recorded at Fair Value

The Company’s assets recorded at fair value include certain cash equivalents, investments segregated and on deposit for regulatory purposes, other securities owned, and securities available for sale. When available, the Company uses quoted prices in active markets to measure the fair value of assets. When quoted prices do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of assets. The Company validates prices received from the pricing service using various methods including comparison to prices received from additional pricing services, comparison to quoted market prices, where available, comparison to internal valuation models, and review of other relevant market data. The Company does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts. At December 31, 2010 and 2009, the Company did not adjust prices received from independent third-party pricing services. Liabilities recorded at fair value are not material, and therefore are not included in the following tables.

The following tables present the fair value hierarchy for assets measured at fair value:

December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Cash equivalents:
Money market funds	$988	$—	$—	$988
Commercial paper	—	242	—	242

Total cash equivalents	988	242	—	1,230
Investments segregated and on deposit for regulatory purposes:
U.S. Government securities	—	3,190	—	3,190
Certificates of deposit	—	2,201	—	2,201
Corporate debt securities	—	1,704	—	1,704

Total investments segregated and on deposit for regulatory purposes	—	7,095	—	7,095
Other securities owned:
Schwab Funds® money market funds	172	—	—	172
Equity and bond mutual funds	99	—	—	99
State and municipal debt obligations	—	47	—	47
Equity, U.S. Government and corporate debt, and other securities	1	18	—	19

Total other securities owned	272	65	—	337
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	13,098	—	13,098
Non-agency residential mortgage-backed securities	—	1,470	—	1,470
U.S. agency notes	—	2,780	—	2,780
Asset-backed securities	—	2,502	—	2,502
Corporate debt securities	—	2,268	—	2,268
Certificates of deposit	—	1,875	—	1,875

Total securities available for sale	—	23,993	—	23,993

Total	$1,260	$31,395	$—	$32,655

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Cash equivalents (1) :
Money market funds	$2,278	$—	$—	$2,278
Commercial paper	—	370	—	370

Total cash equivalents	2,278	370	—	2,648
Investments segregated and on deposit for regulatory purposes:
U.S. Government securities	—	2,681	—	2,681
Certificates of deposit	—	2,091	—	2,091
Corporate debt securities	—	2,135	—	2,135
Commercial paper	—	100	—	100

Total investments segregated and on deposit for regulatory purposes	—	7,007	—	7,007
Other securities owned:
Schwab Funds® money market funds	321	—	—	321
Equity and bond mutual funds	103	—	—	103
State and municipal debt obligations	—	49	—	49
Equity, U.S. Government and corporate debt, and other securities	2	21	—	23
Commercial paper	—	220	—	220
Certificates of deposit	—	200	—	200

Total other securities owned	426	490	—	916
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	11,779	—	11,779
Non-agency residential mortgage-backed securities	—	1,941	—	1,941
U.S. agency notes	—	2,978	—	2,978
Asset-backed securities	—	1,089	—	1,089
Corporate debt securities	—	2,380	—	2,380
Certificates of deposit	—	1,953	—	1,953

Total securities available for sale	—	22,120	—	22,120

Total	$2,704	$29,987	$—	$32,691

(1)	Beginning in 2010, the fair value information for certain cash equivalents was included. Information as of December 31, 2009, was recast to reflect this change.

Fair Value of Assets and Liabilities Not Recorded at Fair Value

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of assets and liabilities not recorded at fair value are described below. There were no significant changes in these methodologies or assumptions during 2010.

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

Loans to banking clients primarily include adjustable rate residential first-mortgage and HELOC loans. Loans to banking clients are recorded at carrying value net of an allowance for loan losses. The fair value of the Company’s loans to banking clients is estimated based on market prices for mortgage-backed securities collateralized by similar types of loans.

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

Long-term debt includes Senior Notes, Medium-Term Notes, Junior Subordinated Notes, and a finance lease obligation. The fair value of the Senior Notes, Medium-Term Notes, and Junior Subordinated Notes is estimated using indicative, non-binding quotes from independent brokers. The finance lease obligation is recorded at carrying value, which approximates fair value.

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

The table below presents the Company’s fair value estimates for financial instruments, excluding short-term financial assets and liabilities, for which carrying amounts approximate fair value, and excluding financial instruments recorded at fair value.

December 31,	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Securities held to maturity	$17,762	$17,848	$6,839	$6,880
Loans to banking clients – net	$8,725	$8,469	$7,348	$6,888
Loans held for sale	$185	$194	$104	$107
Financial Liabilities:
Long-term debt	$2,006	$2,116	$1,512	$1,580

17.	Equity Offering

On January 26, 2010, the Company completed the sale of 29,670,300 shares of its common stock, $.01 par value, at a public offering price of $19.00 per share. Net proceeds received from the offering were $543 million and were used to support the Company’s balance sheet growth, including expansion of its deposit base and migration of certain client balances from money market funds into deposit accounts at Schwab Bank.

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

Accumulated other comprehensive income (loss) represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income (loss) are as follows:

Year Ended December 31,	2010			2009			2008
	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax	Before tax	Tax effect	Net of tax
Securities available for sale:
Net unrealized gain (loss) arising during the year	$300	$(115)	$185	$536	$(212)	$324	$(955)	$374	$(581)
Reclassification of OTTI charges included in earnings	36	(14)	22	60	(24)	36	44	(17)	27
Other reclassifications of net losses in earnings	1	—	1	3	(1)	2	31	(12)	19

Net unrealized gain (loss) on securities available for sale	337	(129)	208	599	(237)	362	(880)	345	(535)

Foreign currency translation adjustment	—	—	—	—	—	—	(1)	—	(1)

Net unrealized loss on cash flow hedging instruments	(1)	—	(1)	—	—	—	—	—	—

Other comprehensive income (loss)	$336	$(129)	$207	$599	$(237)	$362	$(881)	$345	$(536)

Accumulated other comprehensive income (loss) balances were as follows:

	Net unrealized gain (loss) on securities available for sale
	Portion of unrealized gain (loss) on Non-OTTI securities	Portion of unrealized loss on OTTI securities	Foreign currency translation adjustment	Net unrealized loss on cash flow hedging instruments	Total accumulated other comprehensive income (loss)
Balance at December 31, 2007	$(18)	$—	$1	$—	$(17)
Net change	(535)	—	(1)	—	(536)

Balance at December 31, 2008	(553)	—	—	—	(553)
Reclassification of OTTI securities	149	(149)	—	—	—
Other net changes	327	35	—	—	362

Balance at December 31, 2009	(77)	(114)	—	—	(191)
Reclassification of OTTI securities	21	(21)	—	—	—
Other net changes	144	64	—	(1)	207

Balance at December 31, 2010	$88	$(71)	$—	$(1)	$16

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

19.	Employee Incentive, Deferred Compensation, and Retirement Plans

A summary of the Company’s stock-based compensation expense and related income tax benefit is as follows:

Year Ended December 31,	2010	2009	2008
Stock option expense	$53	$44	$28
Restricted stock award expense	21	27	38
Restricted stock unit expense	10	1	—
Employee stock purchase plan expense	3	3	3

Total stock-based compensation expense	$87	$75	$69

Income tax benefit on stock-based compensation expense	$(33)	$(29)	$(27)

The Company issues shares for stock options and restricted stock awards from treasury stock. At December 31, 2010, the Company was authorized to grant up to 17 million common shares under its existing stock incentive plans.

As of December 31, 2010, there was $174 million of total unrecognized compensation cost, net of forfeitures, related to outstanding stock options, restricted stock awards, and restricted stock units, which is expected to be recognized through 2014 with a remaining weighted-average service period of 2.7 years.

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

The Company’s stock option activity is summarized below:

	Life (in years)	Life (in years)	Life (in years)	Life (in years)
	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	57	$17.30
Granted	12	$15.61
Exercised	(3)	$11.61
Forfeited	(1)	$16.82
Expired	(5)	$27.19

Outstanding at December 31, 2010	60	$16.41	5.51	$116

Vested and expected to vest at December 31, 2010	55	$16.42	5.25	$109

Vested and exercisable at December 31, 2010	33	$16.30	3.08	$77

The aggregate intrinsic value in the table above represents the difference between CSC’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Information on stock options granted and exercised is presented below:

Year Ended December 31,	2010	2009	2008
Weighted-average fair value of options granted per share	$5.36	$6.42	$7.94
Cash received from options exercised	$35	$53	$131
Tax benefit realized on options exercised	$5	$8	$48
Aggregate intrinsic value of options exercised	$17	$25	$127

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

Year Ended December 31,	2010	2009	2008
Weighted-average expected dividend yield	.71%	.58%	.51%
Weighted-average expected volatility	35%	52%	44%
Weighted-average risk-free interest rate	2.8%	3.0%	3.9%
Expected life (in years)	3.0 – 5.9	1.4 – 5.3	2.7 – 5.0

Restricted Stock Plans

The Company’s stock incentive plans provide for granting restricted stock awards and restricted stock units to employees, officers, and directors. Restricted stock units are awards that entitle the holder to receive shares of CSC’s common stock following a vesting period.

Restricted stock awards and units are restricted from transfer or sale and generally vest annually over a three- to four-year period, but some vest based upon the Company achieving certain financial or other measures. The fair value of restricted stock awards and units is based on the market price of the Company’s stock on the date of grant. The grant date fair value is amortized to compensation expense on a straight-line basis over the requisite service period. The total fair value of the restricted stock awards and units that vested during each of the years 2010, 2009, and 2008 was $27 million, $28 million, and $41 million, respectively.

The Company’s restricted stock awards and units activity is summarized below:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Units	Weighted- Average Grant Date Fair Value per Unit
Outstanding at December 31, 2009	3	$19.95	2	$17.28
Granted	—	$—	3	$15.48
Vested	(2)	$19.41	(1)	$17.28
Forfeited	—	$—	—	$—

Outstanding at December 31, 2010	1	$20.49	4	$16.04

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (ESPP), eligible employees can purchase shares of CSC’s common stock using amounts withheld through payroll deductions, subject to limitations. Payroll deductions are accumulated during six-month offering periods that start each year on February 1st and August 1st. Beginning in 2011, share purchases are made on the last trading day of each three-month purchase period within the offering period. The three-month purchase periods end on January 31st, April 30th, July 31st, and October 31st of each year. The purchase price for each share of common stock is 85% of the fair market value of the shares on the last trading day of the offering period. At December 31, 2010, the Company had 47 million shares reserved for future issuance under the ESPP.

Other Deferred Compensation Plans

The Company sponsors deferred compensation plans for eligible officers and non-employee directors. The Company’s deferred compensation plan for officers permits participants to defer the receipt of certain cash compensation. The deferred compensation liability was $139 million and $142 million at December 31, 2010 and 2009, respectively. The Company’s deferred compensation plan for non-employee directors permits participants to defer receipt of all or a portion of their director fees and to receive either a grant of stock options, or upon ceasing to serve as a director, the number of shares of CSC’s common stock that would have resulted from investing the deferred fee amount into CSC’s common stock.

Retirement Plan

Upon completing three months of consecutive service, employees of the Company can participate in the Company’s qualified retirement plan, the SchwabPlan® Retirement Savings and Investment Plan. The Company may match certain employee contributions or make additional contributions to this plan at its discretion. The Company’s total contribution expense was $50 million, $49 million, and $53 million in 2010, 2009, and 2008, respectively.

20.	Money Market Mutual Fund Charges

In the third quarter of 2010, the Company decided to cover the net remaining losses recognized by Schwab money market mutual funds as a result of their investments in a single structured investment vehicle that defaulted in 2008 and recorded a charge of $132 million.

21.	Taxes on Income

Income tax expense on income from continuing operations is as follows:

Year Ended December 31,	2010	2009	2008
Current:
Federal	$326	$400	$584
State	50	73	117

Total current	376	473	701

Deferred:
Federal	(43)	12	79
State	(8)	4	18

Total deferred	(51)	16	97

Taxes on income	$325	$489	$798

The excess tax benefits from the exercise of stock options and the vesting of restricted stock awards, which for accounting purposes are recorded in additional paid-in capital, were $3 million, $8 million, and $50 million in 2010, 2009, and 2008, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Income tax expense from discontinued operations was $18 million in 2008 and was related to the determination of the final income tax gain on the sale of U.S. Trust Corporation, which was sold in 2007.

The temporary differences that created deferred tax assets and liabilities are detailed below:

December 31,	2010	2009
Deferred tax assets:
Employee compensation, severance, and benefits	$124	$91
Facilities lease commitments	44	69
State and local taxes	8	15
Reserves and allowances	104	36
Unrealized loss on securities available for sale – net	—	144
Other	10	4

Total deferred tax assets	290	359

Deferred tax liabilities:
Capitalized internal-use software development costs	(34)	(42)
Depreciation and amortization	(45)	(33)
Deferred cancellation of debt income	(11)	(11)
Deferred loan costs	(20)	(20)
Unrealized gain on securities available for sale – net	(10)	—
Other	—	(4)

Total deferred tax liabilities	(120)	(110)

Deferred tax asset – net	$170	$249

The Company determined that no valuation allowance against deferred tax assets at December 31, 2010 and 2009 was necessary.

The effective income tax rate on income from continuing operations before taxes differs from the amount computed by applying the federal statutory income tax rate as follows:

Year Ended December 31,	2010	2009	2008
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.3	3.7	4.4
Non-deductible penalties (1)	2.7	—	—
Other	0.7	(0.4)	(0.1)

Effective income tax rate	41.7%	38.3%	39.3%

(1)	Amount reflects the impact of regulatory settlements relating to the Schwab YieldPlus Fund in 2010.

The effective income tax rate including discontinued operations was 40.2% in 2008. The difference between the effective income tax rate on income from continuing operations and the effective income tax rate including discontinued operations was primarily due to the $18 million income tax expense in 2008 discussed above.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The Company’s unrecognized tax benefits, which are included in accrued expenses and other liabilities, represent the difference between positions taken on tax return filings and estimated potential tax settlement outcomes. Resolving these uncertain tax matters as of December 31, 2010, in the Company’s favor would reduce income tax expense from continuing operations by $7 million, net of federal tax benefit. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2010	2009
Balance at beginning of year	$10	$12
Additions for current year tax positions	4	—
Additions for tax positions of prior years	3	4
Reductions for tax positions of prior years	(2)	(4)
Reductions due to lapse of statute of limitations	(3)	(2)
Settlements	(1)	—

Balance at end of year	$11	$10

The Company recognizes interest and penalties related to unrecognized tax benefits in taxes on income. Interest charges for the years ended December 31, 2010, 2009, and 2008 were not material. The Company’s liability for estimated interest on the unrecognized tax benefits was not material at December 31, 2010 or 2009.

CSC and its subsidiaries file income tax returns in the federal jurisdiction, as well as most state and applicable local jurisdictions and are subject to routine examinations by the respective taxing authorities. Federal return audits have been completed through 2006.

22.	Earnings Per Share

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Dilutive potential common shares include the effect of outstanding stock options and unvested restricted stock awards and units. EPS under the basic and diluted computations is as follows:

Year Ended December 31,	2010	2009	2008
Net income available to common stockholders (1)	$454	$787	$1,212

Weighted-average common shares outstanding — basic	1,191	1,156	1,148
Common stock equivalent shares related to stock incentive plans	3	4	9

Weighted-average common shares outstanding — diluted (2)	1,194	1,160	1,157

Basic EPS:
Income from continuing operations	$.38	$.68	$1.07
Loss from discontinued operations, net of tax	$—	$—	$(.01)
Net income	$.38	$.68	$1.06

Diluted EPS:
Income from continuing operations	$.38	$.68	$1.06
Loss from discontinued operations, net of tax	$—	$—	$(.01)
Net income	$.38	$.68	$1.05

(1)	Net income available to participating securities (unvested restricted shares) was not material for the years ended December 31, 2010, 2009, or 2008.
(2)

Total antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS were 52 million, 53 million, and 33 million shares for the years ended December 31, 2010, 2009, and 2008, respectively.

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

Schwab Bank is subject to regulation and supervision and to various requirements and restrictions under federal and state laws, including regulatory capital guidelines. Among other things, these requirements govern transactions with CSC and its non-depository institution subsidiaries, including loans and other extensions of credit, investments or asset purchases, dividends and investments. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the Federal Deposit Insurance Act, Schwab Bank could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. Schwab Bank is required to maintain minimum capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. At December 31, 2010, CSC and Schwab Bank met the capital level requirements.

The regulatory capital and ratios for Schwab Bank are as follows:

	Amount	Amount	Amount	Amount	Amount	Amount
	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$4,157	23.7%	$702	4.0%	$1,053	6.0%
Total Risk-Based Capital	$4,209	24.0%	$1,404	8.0%	$1,755	10.0%
Tier 1 Core Capital	$4,157	7.6%	$2,195	4.0%	$2,744	5.0%
Tangible Equity	$4,157	7.6%	$1,098	2.0%	N/A

December 31, 2009
Tier 1 Risk-Based Capital	$2,724	18.3%	$595	4.0%	$893	6.0%
Total Risk-Based Capital	$2,770	18.6%	$1,191	8.0%	$1,488	10.0%
Tier 1 Core Capital	$2,724	6.3%	$1,737	4.0%	$2,171	5.0%
Tangible Equity	$2,724	6.3%	$868	2.0%	N/A

N/A Not applicable.

Based on its regulatory capital ratios at December 31, 2010 and 2009, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events since December 31, 2010, that management believes have changed Schwab Bank’s capital category.

The Board of Governors of the Federal Reserve System requires Schwab Bank to maintain reserve balances at the Federal Reserve Bank based on certain deposit levels. Schwab Bank’s average reserve requirement was $918 million in 2010 and $628 million in 2009.

Schwab is subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule). Schwab computes net capital under the alternative method permitted by the Uniform Net Capital Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent company or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement. At December 31, 2010, 2% of aggregate debit balances was $251 million, which exceeded the minimum dollar requirement for Schwab of $250,000. At December 31, 2010,

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Schwab’s net capital was $1.2 billion (9% of aggregate debit balances), which was $930 million in excess of its minimum required net capital and $553 million in excess of 5% of aggregate debit balances.

Schwab is also subject to Rule 15c3-3 under the Securities Exchange Act of 1934, which requires Schwab to maintain cash or qualified securities in a segregated reserve account for the exclusive benefit of clients. In accordance with Rule 15c3-3, Schwab had portions of its cash and investments segregated for the exclusive benefit of clients at December 31, 2010. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit, whereas cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2010 and 2009 were $22.0 billion and $18.9 billion, respectively. On January 4, 2011, the Company withdrew a net amount of $194 million of excess segregated cash from its segregated reserve bank accounts. On January 5, 2010, the Company deposited a net amount of $1.0 billion into its segregated reserve bank accounts.

24.	Segment Information

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

The Investor Services segment includes the Company’s retail client offering. The Institutional Services segment provides custodial, trading, and support services to independent investment advisors, as well as retirement plan services, plan administrator services, equity compensation plan services, and mutual fund clearing services. In addition, the Institutional Services segment supports the availability of Schwab proprietary mutual funds and collective trust funds on third-party platforms. Banking revenues and expenses are allocated to the Company’s two segments based on which segment services the client.

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Financial information for the Company’s reportable segments is presented in the following table:

	Investor Services			Institutional Services			Unallocated			Total
Year Ended December 31,	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008
Net Revenues:
Asset management and administration fees	$ 976	$ 968	$ 1,293	$ 846	$ 907	$ 1,062	$ —	$ —	$ —	$ 1,822	$ 1,875	$ 2,355
Net interest revenue	1,297	1,058	1,398	227	187	283	—	—	1	1,524	1,245	1,682
Trading revenue	557	679	725	273	317	355	—	—	—	830	996	1,080
Other	70	93	24	65	82	60	—	—	10	135	175	94
Provision for loan losses	(23)	(34)	(15)	(4)	(4)	(2)	—	—	—	(27)	(38)	(17)
Net impairment losses on securities	(32)	(54)	(40)	(4)	(6)	(4)	—	—	—	(36)	(60)	(44)

Total net revenues	2,845	2,710	3,385	1,403	1,483	1,754	—	—	11	4,248	4,193	5,150

Expenses Excluding Interest (1)	2,065	1,906	2,107	960	929	1,001	444	82	14	3,469	2,917	3,122

Income from continuing operations before taxes on income	$ 780	$ 804	$ 1,278	$ 443	$ 554	$ 753	$ (444)	$ (82)	$ (3)	$ 779	$ 1,276	$ 2,028

Taxes on income										(325)	(489)	(798)

Income from continuing operations										454	787	1,230

Loss from discontinued operations, net of tax										—	—	(18)

Net Income										$ 454	$ 787	$ 1,212

Capital expenditures	$ 91	$ 95	$ 125	$ 36	$ 44	$ 70	$ —	$ —	$ 1	$ 127	$ 139	$ 196
Depreciation and amortization	$ 93	$ 100	$ 100	$ 52	$ 59	$ 52	$ 1	$ —	$ —	$ 146	$ 159	$ 152

(1)

Unallocated amount primarily includes class action litigation and regulatory reserves of $320 million and money market mutual fund charges of $132 million in 2010, and facilities and severance charges relating to the Company’s cost reduction measures in 2009.

Fees received from Schwab’s proprietary mutual funds represented approximately 14%, 23%, and 24% of the Company’s net revenues in 2010, 2009, and 2008, respectively. Except for Schwab’s proprietary mutual funds, which are considered a single client for purposes of this computation, no single client accounted for more than 10% of the Company’s net revenues in 2010, 2009, or 2008. Substantially all of the Company’s revenues and assets are generated or located in the U.S. The percentage of Schwab’s total client accounts located in California was approximately 24% at December 31, 2010, 2009, and 2008.

The carrying amount of goodwill, as allocated to the Company’s reportable segments for purposes of testing goodwill for impairment, is presented in the following table:

December 31,	2010	2009
Investor Services	$446	$416
Institutional Services	185	112

Total goodwill	$631	$528

25.	Discontinued Operations

In July 2007, the Company sold all of the outstanding common stock of U.S. Trust. In connection with the determination of the final income tax gain on the sale of U.S. Trust, the Company recorded additional tax expense of $18 million in 2008, which is included in loss from discontinued operations.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

26.	The Charles Schwab Corporation – Parent Company Only Financial Statements

Condensed Statements of Income

	$0,000	$0,000	$0,000
Year Ended December 31,	2010	2009	2008
Interest revenue	$3	$8	$27
Interest expense	(86)	(66)	(54)

Net interest revenue	(83)	(58)	(27)
Other revenues	6	33	9
Other expenses	(18)	(15)	7

Loss before income tax benefit and equity in earnings of subsidiaries	(95)	(40)	(11)
Income tax benefit	36	16	2

Loss from continuing operations before equity in earnings of subsidiaries	(59)	(24)	(9)
Equity in earnings of subsidiaries:
Equity in undistributed earnings of subsidiaries	478	228	251
Dividends from non-banking subsidiaries	35	583	988

Income from continuing operations	454	787	1,230
Tax expense from discontinued operations	—	—	(18)

Net Income	$454	$787	$1,212

Condensed Balance Sheets

December 31,	2010	2009
Assets
Cash and cash equivalents	$1,149	$875
Receivables from brokers, dealers, and clearing organizations	—	11
Receivables from subsidiaries	92	74
Other securities owned – at fair value	91	513
Loans to non-banking subsidiaries	265	220
Investment in non-banking subsidiaries	2,509	2,319
Investment in Schwab Bank	4,189	2,549
Equipment, office facilities, and property – net	5	5
Other assets	91	130

Total	$8,391	$6,696

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$232	$177
Payables to subsidiaries	33	45
Long-term debt	1,900	1,401

Total liabilities	2,165	1,623

Stockholders’ equity	6,226	5,073

Total	$8,391	$6,696

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Condensed Statements of Cash Flows

Year Ended December 31,	2010	2009	2008
Cash Flows from Operating Activities
Net income	$454	$787	$1,212
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	—	19
Equity in undistributed earnings of subsidiaries	(478)	(253)	(251)
Excess tax benefits from stock-based compensation	(3)	(8)	(50)
Provision for deferred income taxes	3	20	48
Other	—	(27)	2
Net change in:
Receivables from brokers, dealers, and clearing organizations	11	23	(34)
Other securities owned	422	(404)	(17)
Other assets	40	(16)	(52)
Accrued expenses and other liabilities	(2)	(1)	(85)

Net cash provided by operating activities	447	121	792

Cash Flows from Investing Activities
Due from (to) subsidiaries – net	63	279	(94)
Increase in investments in subsidiaries	(1,025)	(725)	(330)
Purchase of equipment, office facilities, and property	—	—	(2)
Cash payments for business combinations and investments, net of cash received	4	—	—

Net cash used for investing activities	(958)	(446)	(426)

Cash Flows from Financing Activities
Issuance of long-term debt	701	747	—
Repayment of long-term debt	(200)	(76)	(15)
Net proceeds from common stock offering	543	—	—
Excess tax benefits from stock-based compensation	3	8	50
Dividends paid	(288)	(279)	(253)
Purchase of treasury stock	—	—	(350)
Proceeds from stock options exercised and other	35	53	131
Other financing activities	(9)	(8)	(1)

Net cash provided by (used for) financing activities	785	445	(438)

Increase (Decrease) in Cash and Cash Equivalents	274	120	(72)
Cash and Cash Equivalents at Beginning of Year	875	755	827

Cash and Cash Equivalents at End of Year	$1,149	$875	$755

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

27.	Quarterly Financial Information (Unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year Ended December 31, 2010:
Net Revenues	$1,127	$1,063	$1,080	$978
Expenses Excluding Interest	$898	$864	$742	$965
Net Income	$119	$124	$205	$6
Weighted Average Common Shares Outstanding – Diluted	1,200	1,194	1,195	1,188
Basic Earnings Per Share	$.10	$.10	$.17	$—
Diluted Earnings Per Share	$.10	$.10	$.17	$—
Dividends Declared Per Common Share	$.06	$.06	$.06	$.06
Range of Common Stock Price Per Share:
High	$17.42	$15.43	$19.88	$19.78
Low	$13.98	$12.76	$14.18	$17.50
Range of Price/Earnings Ratio (1):
High	47	38	41	40
Low	38	31	30	36

Year Ended December 31, 2009:
Net Revenues	$986	$1,011	$1,085	$1,111
Expenses Excluding Interest	$720	$691	$750	$756
Net Income	$164	$200	$205	$218
Weighted Average Common Shares Outstanding – Diluted	1,163	1,163	1,160	1,156
Basic Earnings Per Share	$.14	$.17	$.18	$.19
Diluted Earnings Per Share	$.14	$.17	$.18	$.19
Dividends Declared Per Common Share	$.06	$.06	$.06	$.06
Range of Common Stock Price Per Share:
High	$19.49	$19.45	$18.92	$16.63
Low	$16.94	$16.47	$15.31	$11.34
Range of Price/Earnings Ratio (1):
High	29	24	21	17
Low	25	20	17	12

(1)	Price/earnings ratio is computed by dividing the high and low market prices by diluted earnings per share for the preceding 12-month period ending on the last day of the quarter presented.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Charles Schwab Corporation:

We have audited the accompanying consolidated balance sheets of The Charles Schwab Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule of the Company on page F-2. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California

February 24, 2011

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

As of December 31, 2010, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

The Company’s internal control over financial reporting as of December 31, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the previous page.

THE CHARLES SCHWAB CORPORATION

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in “Item 8 – Financial Statements and Supplementary Data.”

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information relating to directors of CSC required to be furnished pursuant to this item is incorporated by reference from portions of the Company’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2011 (the Proxy Statement) under “The Board of Directors – Members of the Board of Directors,” “The Board of Directors – Corporate Governance Information,” “The Board of Directors – Director Nominations,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company’s Code of Conduct and Business Ethics, applicable to directors and all employees, including senior financial officers, is available on the Company’s website at http://www.aboutschwab.com/governance. If the Company makes any amendments to or grants any waivers from its Code of Conduct and Business Ethics, which are required to be disclosed pursuant to the Securities Exchange Act of 1934, the Company will make such disclosures on this website.

THE CHARLES SCHWAB CORPORATION

Executive Officers of the Registrant

The following table provides certain information about each of the Company’s current executive officers.

Executive Officers of the Registrant

Name	Age	Title

Charles R. Schwab	73	Chairman of the Board

Walter W. Bettinger II	50	President and Chief Executive Officer

Jay L. Allen	54	Executive Vice President – Human Resources and Employee Services

Benjamin L. Brigeman	48	Executive Vice President – Investor Services

John S. Clendening	48	Executive Vice President – Shared Strategic Services

Carrie E. Dwyer	60	Executive Vice President, General Counsel and Corporate Secretary

Joseph R. Martinetto	48	Executive Vice President and Chief Financial Officer

James D. McCool	52	Executive Vice President – Institutional Services

Mr. Schwab has been Chairman of the Board and a director of CSC since its incorporation in 1986. He also served as Chief Executive Officer of CSC from 1986 to 1997, and as Co-Chief Executive Officer from 1998 until 2004. He was re-appointed Chief Executive Officer in 2004 and served in that role until 2008. Mr. Schwab is also Chairman of Charles Schwab & Co., Inc. and Charles Schwab Bank, and a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust, Schwab Annuity Portfolios, Laudus Trust, and Laudus Institutional Trust, all registered investment companies.

Mr. Bettinger has been President and Chief Executive Officer of CSC since 2008. In January 2010, he took on responsibility as Chief Executive Officer of Charles Schwab Bank. He also serves on the Board of Directors of CSC, Charles Schwab & Co., Inc. and Charles Schwab Bank, and as a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust, Schwab Annuity Portfolios, Laudus Trust, Laudus Institutional Trust, and Schwab Strategic Trust, all registered investment companies. Prior to assuming his current role, Mr. Bettinger served as President and Chief Operating Officer of CSC from 2007 until 2008 and as Executive Vice President and President – Schwab Investor Services of CSC and Schwab from 2005 to 2007. He served as Executive Vice President and Chief Operating Officer – Individual Investor Enterprise of CSC and Schwab from 2004 until 2005, and Executive Vice President – Corporate Services of Schwab from 2002 until 2004. Mr. Bettinger joined Schwab in 1995.

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

THE CHARLES SCHWAB CORPORATION

Mr. Clendening has been Executive Vice President – Shared Strategic Services of CSC and Schwab since 2009. He served as Executive Vice President – Solution Services of CSC and Schwab from 2008 to 2009 and as Executive Vice President – Client Experience, Schwab Investor Services of CSC in 2007 and of Schwab from 2006 to 2008. Mr. Clendening served as Executive Vice President and President – Individual Investor Enterprise Marketing of Schwab from 2005 to 2007. He joined Schwab in 2004 as Senior Vice President – Individual Investor Enterprise Marketing.

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

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under “Compensation Information – Compensation Discussion and Analysis,” “Compensation Information – Executive Compensation Tables – 2010 Summary Compensation Table,” “Compensation Information – Executive Compensation Tables – 2010 Grants of Plan-Based Awards Table,” “Compensation Information – Executive Compensation Tables – Narrative to Summary Compensation and Grants of Plan-Based Awards Tables,” “Compensation Information – Executive Compensation Tables – 2010 Termination and Change in Control Benefits Table,” “Compensation Information – Executive Compensation Tables – Outstanding Equity Awards as of December 31, 2010,” “Compensation Information – Executive Compensation Tables – 2010 Option Exercises and Stock Vested Table,” “Compensation Information – Executive Compensation Tables – 2010 Nonqualified Deferred Compensation Table,” “Compensation Information – Director Compensation,” and “The Board of Directors – Compensation Committee Interlocks and Insider Participation.” In addition, the information from a portion of the Proxy Statement under “Compensation Information – Compensation Committee Report,” is incorporated by reference from the Proxy Statement and furnished on this Form 10-K, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders’ Equity

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedule

The financial statement schedule required to be furnished pursuant to this item is listed in the accompanying index appearing on page F-1.

(b)	Exhibits

The exhibits listed below are filed as part of this annual report on Form 10-K.

Exhibit Number	Exhibit

3.11	Fifth Restated Certificate of Incorporation, effective May 7, 2001, of the Registrant, filed as Exhibit 3.11 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.

3.14	Fourth Restated Bylaws, as amended on January 27, 2010, of the Registrant, filed as Exhibit 3.1 to the Registrant’s Form 8-K dated January 27, 2010 and incorporated herein by reference.

4.2	Neither the Registrant nor its subsidiaries are parties to any instrument with respect to long-term debt for which securities authorized thereunder exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be provided to the SEC upon request.

10.4	Form of Release Agreement dated as of March 31, 1987 among BAC, Registrant, Schwab Holdings, Inc., Charles Schwab & Co., Inc. and former shareholders of Schwab Holdings, Inc., filed as the identically-numbered exhibit to Registrant’s Registration Statement No. 33-16192 on Form S-1 and incorporated herein by reference.

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.57	Registration Rights and Stock Restriction Agreement, dated as of March 31, 1987, between the Registrant and the holders of the Common Stock, filed as Exhibit 4.23 to Registrant’s Registration Statement No. 33-16192 on Form S-1 and incorporated herein by reference.

10.72	Restatement of Assignment and License, as amended January 25, 1988, among Charles Schwab & Co., Inc., Charles R. Schwab and the Registrant, filed as Exhibit 10.72 to the Registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

10.271	The Charles Schwab Corporation Directors’ Deferred Compensation Plan, as amended through December 8, 2004, filed as Exhibit 10.271 to the Registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.	(2)

10.272	The Charles Schwab Corporation Deferred Compensation Plan, as amended through December 8, 2004, filed as Exhibit 10.272 to the Registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.	(2)

10.288	Stock Purchase Agreement by and between the Registrant and Bank of America Corporation, dated as of November 19, 2006 and incorporated herein by reference.

10.289	Form of Notice and Restricted Stock Agreement for Walter W. Bettinger under The Charles Schwab Corporation 2004 Stock Incentive Plan dated February 20, 2007, filed as Exhibit 10.289 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.	(2)

10.290	Summary of Non-Employee Director Compensation, filed as Exhibit 10.290 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.	(2)

10.294	Form of Notice and Restricted Stock Agreement for Joseph R. Martinetto under The Charles Schwab Corporation 2004 Stock Incentive Plan dated May 18, 2007, filed as Exhibit 10.294 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.	(2)

10.295	Form of Notice and Nonqualified Stock Option Agreement for Joseph R. Martinetto under The Charles Schwab Corporation 2004 Stock Incentive Plan dated May 18, 2007, filed as Exhibit 10.295 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.	(2)

10.296	Stock Purchase Agreement dated July 2, 2007 by and among Charles R. Schwab, Helen O. Schwab, The Charles & Helen Schwab Living Trust, HOS Family Partners, LLC, 188 Partners, LP, and the Charles & Helen Schwab Foundation, and The Charles Schwab Corporation, filed as Exhibit 10.296 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.	(2)

10.298	Directed Employee Benefit Trust Agreement under the SchwabPlan Retirement Savings and Investment Plan dated August 17, 2007, filed as Exhibit 10.298 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.	(2)

10.300	The Charles Schwab Corporation Employee Stock Incentive Plan, as amended and restated as of December 12, 2007, filed as Exhibit 10.300 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(2)

10.301	The Charles Schwab Corporation 1992 Stock Incentive Plan, as amended and restated as of December 12, 2007, filed as Exhibit 10.301 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(2)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.302	The Charles Schwab Corporation 2001 Stock Incentive Plan, as amended and restated as of December 12, 2007, filed as Exhibit 10.302 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(2)

10.306	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.306 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(2)

10.307	Form of Notice and Restricted Stock Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.307 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(2)

10.309	Form of Notice and Premium-Priced Stock Option Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.309 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(2)

10.311	Form of Notice and Restricted Stock Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.311 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(2)

10.312	Form of Notice and Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.312 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(2)

10.314	Employment Agreement dated as of March 13, 2008 between the Registrant and Charles R. Schwab, filed as Exhibit 10.314 to the Registrant’s Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.	(2)

10.316	Form of Notice and Restricted Stock Agreement for Walter W. Bettinger under the Charles Schwab Corporation 2004 Stock Incentive Plan dated October 1, 2008, filed as Exhibit 10.316 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.	(2)

10.317	Form of Notice and Nonqualified Stock Option Agreement for Walter W. Bettinger under The Charles Schwab Corporation 2004 Stock Incentive Plan dated October 1, 2008, filed as Exhibit 10.317 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.	(2)

10.318	Form of Notice and Performance-Based Restricted Stock Agreement under the Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.318 to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.	(2)

10.319	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under the Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.319 to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.	(2)

10.320	The Charles Schwab Corporation Corporate Executive Bonus Plan, as amended and restated as of October 23, 2008, filed as Exhibit 10.320 to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.	(2)

10.321	The Charles Schwab Corporation Long Term Incentive Plan, as amended and restated as of October 23, 2008, filed as Exhibit 10.321 to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.	(2)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.322	The Charles Schwab Corporation Deferred Compensation Plan II, as amended and restated as of October 23, 2008, filed as Exhibit 10.322 to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.	(2)

10.323	The Charles Schwab Corporation Directors’ Deferred Compensation Plan II, as amended and restated as of October 23, 2008, filed as Exhibit 10.323 to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.	(2)

10.325	The Charles Schwab Severance Pay Plan, as amended and restated effective April 1, 2009, filed as Exhibit 10.325 to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.	(2)

10.326	Credit Agreement (364-Day Commitment) dated as of June 12, 2009, between the Registrant and the financial institutions listed therein, filed as Exhibit 10.326 to the Registrant’s Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.

10.327	The Charles Schwab Corporation 2004 Stock Incentive Plan, as amended and restated as of December 10, 2009, filed as Exhibit 10.327 to the Registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.	(2)

10.328	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.328 to the Registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.	(2)

10.329	Form of Notice and Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.329 to the Registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.	(2)

10.330	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.330 to the Registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.	(2)

10.331	The Charles Schwab Corporation Corporate Executive Bonus Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 13, 2010 (supersedes Exhibit 10.320), filed as Exhibit 10.331 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference.	(2)

10.332	Credit Agreement (364-Day Commitment) dated as of June 11, 2010, between the Registrant and the financial institutions listed therein (supersedes Exhibit 10.326), filed as Exhibit 10.332 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference.

10.333	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan (supersedes Exhibit 10.328), filed as Exhibit 10.333 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference.	(2)

10.334	Form of Notice and Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan (supersedes Exhibit 10.329), filed as Exhibit 10.334 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference.	(2)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.335	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan (supersedes Exhibit 10.330), filed as Exhibit 10.335 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference.	(2)

10.336	Form of Notice and Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan (supersedes Exhibit 10.334).	(2)

10.337	The Charles Schwab Severance Pay Plan, as amended and restated effective July 1, 2011 (supersedes Exhibit 10.325).	(2)

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Instance Document	(1, 3)

101.SCH	XBRL Taxonomy Extension Schema	(1, 3)

101.CAL	XBRL Taxonomy Extension Calculation	(1, 3)

101.DEF	XBRL Extension Definition	(1, 3)

101.LAB	XBRL Taxonomy Extension Label	(1, 3)

101.PRE	XBRL Taxonomy Extension Presentation	(1, 3)

(1)	Furnished as an exhibit to this annual report on Form 10-K.

(2)	Management contract or compensatory plan.

(3)	Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2010, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2011.

THE CHARLES SCHWAB CORPORATION
(Registrant)

BY:	/s/ Walter W. Bettinger II
Walter W. Bettinger II
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 24, 2011.

Signature / Title	Signature / Title

/s/ Walter W. Bettinger II	/s/ Joseph R. Martinetto
Walter W. Bettinger II,	Joseph R. Martinetto,
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ Charles R. Schwab	/s/ Nancy H. Bechtle
Charles R. Schwab, Chairman of the Board	Nancy H. Bechtle, Director

/s/ C. Preston Butcher	/s/ Frank C. Herringer
C. Preston Butcher, Director	Frank C. Herringer, Director

/s/ Stephen T. McLin	/s/ Arun Sarin
Stephen T. McLin, Director	Arun Sarin, Director

/s/ Paula A. Sneed	/s/ Roger O. Walther
Paula A. Sneed, Director	Roger O. Walther, Director

/s/ Robert N. Wilson
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

THE CHARLES SCHWAB CORPORATION

SCHEDULE II

Valuation and Qualifying Accounts

(In millions)

	Balance at	Additions			Balance at
Description	Beginning of Year	Charged to Expense	Other(1)	Written off	End of Year
For the year ended December 31, 2010:
Allowance for doubtful accounts of brokerage clients (2)	$2	$3	$—	$(4)	$1

For the year ended December 31, 2009:
Allowance for doubtful accounts of brokerage clients (2)	$4	$3	$2	$(7)	$2

For the year ended December 31, 2008:
Allowance for doubtful accounts of brokerage clients (2)	$1	$13	$1	$(11)	$4

(1)	Represents collections of previously written-off accounts.

(2)

Excludes banking-related valuation and qualifying accounts. See “Item 8 - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 7. Loans to Banking Clients and Related Allowance for Loan Losses.”

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

The following supplemental financial data is consistent with the Securities Exchange Act of 1934, Industry Guide 3 – Statistical Disclosure by Bank Holding Companies. The accompanying unaudited financial information represents Charles Schwab Bank (Schwab Bank), which is a subsidiary of The Charles Schwab Corporation (CSC). CSC is a savings and loan holding company and Schwab Bank is a federal savings bank. The following information excludes intercompany balances and transactions with CSC and its affiliates.

1.	Three-year Net Interest Revenue and Average Balances

For the Year Ended December 31,	2010			2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Cash and cash equivalents (1)	$5,890	$16	0.27%	$6,352	$26	0.40%	$3,947	$95	2.44%
Securities available for sale (2)	24,209	486	2.01%	18,558	521	2.81%	11,772	517	4.39%
Securities held to maturity	10,440	361	3.46%	1,915	74	3.86%	22	1	5.86%
Loans to banking clients (3)	7,983	275	3.44%	6,668	241	3.61%	4,829	227	4.70%
Loans held for sale	80	4	5.00%	110	5	4.55%	66	4	6.06%
Other interest-earning assets	51	1	1.96%	30	—	0.49%	29	2	5.54%

Total interest-earning assets	48,653	1,143	2.35%	33,633	867	2.58%	20,665	846	4.10%

Net unrealized loss on securities available for sale	(109)			(614)			(323)
Non-interest-earning assets	297			331			211

Total Assets	$48,841			$33,350			$20,553

Liabilities and Stockholder’s Equity:
Interest-bearing banking deposits	$44,858	105	0.23%	$31,249	107	0.34%	$19,203	104	0.54%

Total sources on which interest is paid	44,858	105	0.23%	31,249	107	0.34%	19,203	104	0.54%

Non-interest-bearing liabilities	299			513			456
Stockholder’s equity	3,684			1,588			894

Total Liabilities and Stockholder’s Equity	$48,841			$33,350			$20,553

Net interest revenue		$1,038			$760			$742

Net yield on interest-earning assets			2.13%			2.26%			3.59%

(1)	Includes deposits with banks, short-term investments, and federal funds sold.

(2)	Amounts have been calculated based on amortized cost.

(3)	Includes average principal balances of nonaccrual loans.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

2.	Analysis of Change in Net Interest Revenue

An analysis of the year-to-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	2010 Compared to 2009 Increase (Decrease) Due to Change in:			2009 Compared to 2008 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest-earning assets:
Cash and cash equivalents (1)	$(2)	$(8)	$(10)	$59	$(128)	$(69)
Securities available for sale (2)	159	(194)	(35)	298	(294)	4
Securities held to maturity	329	(42)	287	111	(38)	73
Loans to banking clients (3)	47	(13)	34	86	(72)	14
Loans held for sale	(1)	—	(1)	3	(2)	1
Other interest-earning assets	—	1	1	—	(2)	(2)

Total interest-earning assets	$532	$(256)	$276	$557	$(536)	$21

Interest-bearing sources of funds:
Interest-bearing banking deposits	$46	$(48)	$(2)	$65	$(62)	$3

Total sources on which interest is paid	$46	$(48)	$(2)	$65	$(62)	$3

Change in net interest revenue	$486	$(208)	$278	$492	$(474)	$18

Changes that are not due solely to volume or rate have been allocated to rate.

(1)	Includes deposits with banks, short-term investments, and federal funds sold.

(2)	Amounts have been calculated based on amortized cost.

(3)	Includes average principal balances of nonaccrual loans.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

3.	Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

	$000,000	$000,000	$000,000	$000,000
December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$12,879	$222	$3	$13,098
Non-agency residential mortgage-backed securities	1,701	3	234	1,470
U.S. agency notes	2,757	23	—	2,780
Asset-backed securities	2,495	9	2	2,502
Corporate debt securities	2,261	8	1	2,268
Certificates of deposit	1,874	1	—	1,875

Total securities available for sale	$23,967	$266	$240	$23,993

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$16,722	$209	$137	$16,794
Asset-backed securities	702	9	—	711
Corporate debt securities	338	5	—	343

Total securities held to maturity	$17,762	$223	$137	$17,848

	$000,000	$000,000	$000,000	$000,000
December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$11,601	$199	$21	$11,779
Non-agency residential mortgage-backed securities	2,460	—	519	1,941
U.S. agency notes	2,975	4	1	2,978
Asset-backed securities	1,077	12	—	1,089
Corporate debt securities	2,368	13	1	2,380
Certificates of deposit	1,950	3	—	1,953

Total securities available for sale	$22,431	$231	$542	$22,120

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$5,105	$36	$27	$5,114
Asset-backed securities	1,389	25	—	1,414
Corporate debt securities	345	7	—	352

Total securities held to maturity	$6,839	$68	$27	$6,880

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

	$000,000	$000,000	$000,000	$000,000
December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$8,203	$108	$82	$8,229
Non-agency residential mortgage-backed securities	3,085	—	862	2,223
U.S. agency notes	515	2	—	517
Asset-backed securities	866	—	44	822
Corporate debt securities	1,762	2	31	1,733
Certificates of deposit	925	—	3	922

Total securities available for sale	$15,356	$112	$1,022	$14,446

Securities held to maturity:
Asset-backed securities	$243	$1	$—	$244

Total securities held to maturity	$243	$1	$—	$244

The maturities and related weighted-average yields of securities available for sale and securities held to maturity at December 31, 2010, are as follows:

	$000,000	$000,000	$000,000	$000,000	$000,000
		After 1 year	After 5 years
	Within 1 year	through 5 years	through 10 years	After 10 years	Total
Securities available for sale:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$757	$12,341	$13,098
Non-agency residential mortgage-backed securities (1)	—	—	21	1,449	1,470
U.S. agency notes	—	2,780	—	—	2,780
Asset-backed securities	—	706	511	1,285	2,502
Corporate debt securities	711	1,557	—	—	2,268
Certificates of deposit	1,051	824	—	—	1,875

Total fair value	$1,762	$5,867	$1,289	$15,075	$23,993
Total amortized cost	$1,760	$5,833	$1,285	$15,089	$23,967

Weighted-average yield (2)	0.87%	1.11%	1.06%	2.16%	1.75%

Securities held to maturity:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$971	$15,823	$16,794
Asset-backed securities	—	634	77	—	711
Corporate debt securities	173	170	—	—	343

Total fair value	$173	$804	$1,048	$15,823	$17,848
Total amortized cost	$171	$792	$1,101	$15,698	$17,762

Weighted-average yield (2)	3.14%	2.74%	3.34%	2.83%	2.86%

(1)

Residential mortgage-backed securities have been allocated over maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because a certain portion of loans underlying these securities include scheduled principal payments and borrowers have the right to prepay obligations.

(2)	The weighted-average yield is computed using the amortized cost at December 31, 2010.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

4.	Loans to Banking Clients and Related Allowance for Loan Losses

The composition of the loan portfolio is as follows:

	$00,000	$00,000	$00,000	$00,000	$00,000
December 31,	2010	2009	2008	2007	2006
Residential real estate mortgages	$4,695	$3,710	$3,195	$2,101	$1,127
Home equity lines of credit	3,500	3,304	2,662	1,234	1,192
Personal loans secured by securities	562	366	187	102	9
Other	16	11	18	13	10

Total loans to banking clients	$8,773	$7,391	$6,062	$3,450	$2,338

An analysis of nonaccrual loans is as follows:

December 31,	2010	2009	2008	2007	2006
Nonaccrual loans	$51	$34	$8	$4	$1
Average nonaccrual loans	$40	$17	$6	$1	$—

Changes in the allowance for loan losses were as follows:

December 31,	2010	2009	2008	2007	2006
Balance at beginning of year	$45	$20	$7	$4	$3
Charge-offs	(20)	(13)	(4)	—	—
Recoveries	1	—	—	—	—
Provision for loan losses	27	38	17	3	1

Balance at end of year	$53	$45	$20	$7	$4

The maturities of the loan portfolio at December 31, 2010, are as follows:

	After 1 year	After 1 year	After 1 year	After 1 year
	Within 1 year	After 1 year through 5 years	After 5 years	Total
Residential real estate mortgages (1)	$—	$—	$4,695	$4,695
Home equity lines of credit	—	870	2,630	3,500
Personal loans secured by securities	3	559	—	562
Other	5	—	11	16

Total	$8	$1,429	$7,336	$8,773

(1)	Maturities are based upon the contractual terms of the loans.

The interest sensitivity of loans with contractual maturities in excess of one year at December 31, 2010, is as follows:

$000,000
After 1 year
Loans with predetermined interest rates	$382
Loans with floating or adjustable interest rates	8,383

Total	$8,765

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

5.	Summary of Credit Loss on Banking Loans Experience

	$00,000	$00,000	$00,000	$00,000	$00,000
December 31,	2010	2009	2008	2007	2006
Average loans	$7,983	$6,668	$4,831	$2,786	$2,162
Allowance to year end loans	.60%	.61%	.33%	.20%	.17%
Allowance to nonperforming loans	104%	132%	235%	173%	N/M
Nonperforming assets to average loans and real estate owned	.68%	.51%	.18%	.14%	.03%

N/M Not meaningful.

6.	Deposits from Banking Clients

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
Analysis of average daily deposits:
Certificates of deposit of $100,000 or more	$—	—	$—	—	$—	—
Money market and other savings deposits	44,858	0.23%	31,250	0.34%	19,203	0.54%

Total deposits	$44,858		$31,250		$19,203

At December 31, 2010 the Company had three certificates of deposit of $100,000 or more, in the amounts of $148,000, $140,000, and $101,503, with contractual maturities of three months or less, six months through twelve months, and over twelve months, respectively.

7.	Ratios

	000,000	000,000	000,000
December 31,	2010	2009	2008
Return on average stockholder’s equity	14.22%	21.95%	40.36%
Return on average total assets	1.07%	1.05%	1.76%
Average stockholder’s equity as a percentage of average total assets	7.54%	4.76%	4.35%