Form 10-Q
period 2011-03-31
SCHWAB CHARLES CORP
filed 2011-05-06
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

1,206,729,570 shares of $.01 par value Common Stock

Outstanding on April 22, 2011

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2011

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net Revenues
Asset management and administration fees	$502	$420

Interest revenue	481	391
Interest expense	(45)	(51)

Net interest revenue	436	340

Trading revenue	241	209
Other	39	31
Provision for loan losses	(4)	(14)
Net impairment losses on securities (1)	(7)	(8)

Total net revenues	1,207	978

Expenses Excluding Interest
Compensation and benefits	437	402
Professional services	92	80
Occupancy and equipment	71	68
Advertising and market development	60	62
Communications	56	52
Depreciation and amortization	35	37
Class action litigation reserve	—	196
Other	62	68

Total expenses excluding interest	813	965

Income before taxes on income	394	13
Taxes on income	(151)	(7)

Net Income	$243	$6

Weighted-Average Common Shares Outstanding — Diluted	1,207	1,188

Earnings Per Share — Basic	$.20	$—
Earnings Per Share — Diluted	$.20	$—

(1)

Net impairment losses on securities include total other-than-temporary impairment losses of $0 million and $28 million, net of $(7) million and $20 million recognized in other comprehensive income, for the three months ended March 31, 2011 and 2010, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$5,548	$4,931
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $13,973 at March 31, 2011 and $12,697 at December 31, 2010)	23,071	22,749
Receivables from brokers, dealers, and clearing organizations	495	415
Receivables from brokerage clients — net	11,311	11,235
Other securities owned — at fair value	386	337
Securities available for sale	26,046	23,993
Securities held to maturity (fair value — $16,681 at March 31, 2011 and $17,848 at December 31, 2010)	16,646	17,762
Loans to banking clients — net	9,130	8,725
Loans held for sale	34	185
Equipment, office facilities, and property — net	627	624
Goodwill	631	631
Other assets	958	981

Total assets	$94,883	$92,568

Liabilities and Stockholders’ Equity
Deposits from banking clients	$51,259	$50,590
Payables to brokers, dealers, and clearing organizations	1,626	1,389
Payables to brokerage clients	32,106	30,861
Accrued expenses and other liabilities	1,400	1,496
Long-term debt	2,005	2,006

Total liabilities	88,396	86,342

Stockholders’ equity:
Preferred stock — 9,940,000 shares authorized; $.01 par value per share; none issued	—	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,428,604,522 shares issued	14	14
Additional paid-in capital	3,061	3,034
Retained earnings	7,580	7,409
Treasury stock, at cost — 222,879,855 shares at March 31, 2011 and 226,222,313 shares at December 31, 2010	(4,202)	(4,247)
Accumulated other comprehensive income	34	16

Total stockholders’ equity	6,487	6,226

Total liabilities and stockholders’ equity	$94,883	$92,568

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$243	$6
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	4	14
Net impairment losses on securities	7	8
Stock-based compensation	23	21
Excess tax benefits from stock-based compensation	(5)	(2)
Depreciation and amortization	35	37
Other	19	(10)
Originations of loans held for sale	(630)	(504)
Proceeds from sales of loans held for sale	788	545
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	(322)	(1,133)
Receivables from brokers, dealers, and clearing organizations	(83)	(322)
Receivables from brokerage clients	(76)	(390)
Other securities owned	(49)	400
Other assets	11	(5)
Payables to brokers, dealers, and clearing organizations	237	171
Payables to brokerage clients	1,245	460
Accrued expenses and other liabilities	(144)	115

Net cash provided by (used for) operating activities	1,303	(589)

Cash Flows from Investing Activities
Purchases of securities available for sale	(3,716)	(4,622)
Proceeds from sales of securities available for sale	200	—
Principal payments on securities available for sale	1,489	3,431
Purchases of securities held to maturity	—	(3,178)
Principal payments on securities held to maturity	1,092	238
Net increase in loans to banking clients	(414)	(275)
Purchase of equipment, office facilities, and property	(38)	(29)
Other investing activities	1	—

Net cash used for investing activities	(1,386)	(4,435)

Cash Flows from Financing Activities
Net change in deposits from banking clients	669	2,793
Proceeds from short-term borrowings	58	—
Repayment of long-term debt	(1)	(201)
Net proceeds from common stock offering	—	543
Excess tax benefits from stock-based compensation	5	2
Dividends paid	(72)	(72)
Proceeds from stock options exercised and other	38	12
Other financing activities	3	—

Net cash provided by financing activities	700	3,077

Increase (Decrease) in Cash and Cash Equivalents	617	(1,947)
Cash and Cash Equivalents at Beginning of Period	4,931	8,241

Cash and Cash Equivalents at End of Period	$5,548	$6,294

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$42	$42
Income taxes	$18	$70
Non-cash investing activity:
Securities purchased during the period but settled after period end	$—	$254

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

1.	Introduction and Basis of Presentation

The Charles Schwab Corporation (CSC) is a savings and loan holding company engaged, through its subsidiaries, in securities brokerage, banking, and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with 302 domestic branch offices in 45 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, U.K. In addition, Schwab serves clients in Hong Kong through one of CSC’s subsidiaries. Other subsidiaries include Charles Schwab Bank (Schwab Bank), a federal savings bank, and Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab’s proprietary mutual funds, which are referred to as the Schwab Funds®, and Schwab’s exchange-traded funds, which are referred to as the Schwab ETFs™.

The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). All material intercompany balances and transactions have been eliminated. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make certain estimates and assumptions that affect the reported amounts in the accompanying financial statements. Certain estimates relate to other-than-temporary impairment of securities available for sale and securities held to maturity, the valuation of goodwill, the allowance for loan losses, legal reserves, and incentive compensation. Actual results may differ from those estimates. These condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. These adjustments are of a normal recurring nature. Certain prior-year amounts have been reclassified to conform to the 2011 presentation. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2.	New Accounting Standards

Adoption of New Accounting Standards

Goodwill Impairment Test: In December 2010, the Financial Accounting Standards Board (FASB) issued new guidance on when to perform the second step in the two-step goodwill impairment test, which is effective for all goodwill impairment tests performed after January 1, 2011. Specifically, if the carrying value of a reporting unit, as computed in step one of the goodwill impairment test, is zero or negative, step two must be performed when it is “more likely than not” that goodwill is impaired; under these circumstances, entities can no longer assume that no impairment exists because fair value, as computed in step two, would generally be greater than zero. The adoption of this new guidance is not expected to have a material impact on the Company’s financial position, results of operations, earnings per share (EPS), or cash flows.

A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring: In April 2011, the FASB issued new guidance clarifying when a debt restructuring by a creditor constitutes a troubled debt restructuring, which is effective July 1, 2011 for all restructurings that occurred on or after January 1, 2011. Specifically, the guidance clarifies that a troubled debt restructuring only exists when a creditor makes a concession in interest rates or payment terms to a debtor experiencing financial difficulties. It provides additional guidance on determining what constitutes a concession, and on the use of probability in determining if a debtor could be experiencing financial difficulty prior to defaulting on payments. The adoption of this new guidance is not expected to have a material impact on the Company’s financial position, results of operations, EPS, or cash flows.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

3.	Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$14,112	$189	$5	$14,296
Non-agency residential mortgage-backed securities	1,503	3	172	1,334
U.S. agency notes	2,757	19	—	2,776
Corporate debt securities	2,709	11	—	2,720
Asset-backed securities	2,562	8	2	2,568
Certificates of deposit	2,348	4	—	2,352

Total securities available for sale	$25,991	$234	$179	$26,046

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$15,810	$186	$160	$15,836
Asset-backed securities	570	5	—	575
Corporate debt securities	266	4	—	270

Total securities held to maturity	$16,646	$195	$160	$16,681

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$12,879	$222	$3	$13,098
Non-agency residential mortgage-backed securities	1,701	3	234	1,470
U.S. agency notes	2,757	23	—	2,780
Corporate debt securities	2,261	8	1	2,268
Asset-backed securities	2,495	9	2	2,502
Certificates of deposit	1,874	1	—	1,875

Total securities available for sale	$23,967	$266	$240	$23,993

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$16,722	$209	$137	$16,794
Asset-backed securities	702	9	—	711
Corporate debt securities	338	5	—	343

Total securities held to maturity	$17,762	$223	$137	$17,848

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
March 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency residential mortgage-backed securities	$2,210	$5	$—	$—	$2,210	$5
Non-agency residential mortgage-backed securities	83	2	1,009	170	1,092	172
Asset-backed securities	803	2	—	—	803	2

Total	$3,096	$9	$1,009	$170	$4,105	$179

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$7,230	$160	$—	$—	$7,230	$160

Total	$7,230	$160	$—	$—	$7,230	$160

Total securities with unrealized losses (1)	$10,326	$169	$1,009	$170	$11,335	$339

(1)	The number of investment positions with unrealized losses totaled 185 for securities available for sale and 40 for securities held to maturity.

	Less than 12 months		12 months or longer		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency residential mortgage-backed securities	$707	$3	$—	$—	$707	$3
Non-agency residential mortgage-backed securities	—	—	1,207	234	1,207	234
Corporate debt securities	549	1	—	—	549	1
Asset-backed securities	873	2	—	—	873	2

Total	$2,129	$6	$1,207	$234	$3,336	$240

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$6,880	$137	$—	$—	$6,880	$137

Total	$6,880	$137	$—	$—	$6,880	$137

Total securities with unrealized losses (1)	$9,009	$143	$1,207	$234	$10,216	$377

(1)	The number of investment positions with unrealized losses totaled 178 for securities available for sale and 37 for securities held to maturity.

Unrealized losses in securities available for sale of $179 million as of March 31, 2011, were concentrated in non-agency residential mortgage-backed securities. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined as loans to borrowers with a Fair Isaac & Company credit score of 620 or higher at origination), and “Alt-A” (defined as Prime loans with reduced documentation at origination). At March 31, 2011, the amortized cost and fair value of Alt-A residential mortgage-backed securities were $459 million and $363 million, respectively.

Certain Alt-A and Prime residential mortgage-backed securities experienced continued credit deterioration in the first quarter of 2011, including increased payment delinquency rates and increased losses on foreclosures of underlying mortgages. Additionally, the securities have experienced a decrease in prepayment rates. Based on the Company’s cash flow projections, management determined that it does not expect to recover all of the amortized cost of these securities and therefore determined that these securities were other-than-temporarily impaired (OTTI). The Company does not intend to sell these securities and it will not be required to sell these securities before anticipated recovery of the unrealized losses on these securities. The Company employs a buy and hold strategy relative to its mortgage-related securities. Further, the Company has an adequate liquidity position at March 31, 2011, with cash and cash equivalents totaling $5.5 billion, a loan-to-deposit

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

ratio of 18%, adequate access to short-term borrowing facilities and regulatory capital ratios in excess of “well capitalized” levels. Because the Company does not intend to sell these securities and it is not “more likely than not” that the Company will be required to sell these securities, the Company recognized an impairment charge equal to the securities’ expected credit losses of $7 million during the first quarter of 2011. The expected credit losses were measured as the difference between the present value of expected cash flows and the amortized cost of the securities. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional impairment charges.

Actual credit losses on the Company’s residential mortgage-backed securities were not material during the first quarters of 2011 and 2010.

The following table is a rollforward of the amount of credit losses recognized in earnings for OTTI securities held by the Company during the period for which a portion of the impairment was recognized in other comprehensive income:

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$96	$60
Credit losses recognized into current period earnings on debt securities for which an other-than-temporary impairment was not previously recognized	—	3
Credit losses recognized into current period earnings on debt securities for which an other-than-temporary impairment was previously recognized	7	5

Balance at end of period	$103	$68

The maturities of securities available for sale and securities held to maturity at March 31, 2011, are as follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Securities available for sale:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$1,140	$13,156	$14,296
Non-agency residential mortgage-backed securities (1)	—	—	18	1,316	1,334
U.S. agency notes	—	2,776	—	—	2,776
Corporate debt securities	611	2,109	—	—	2,720
Asset-backed securities	—	834	484	1,250	2,568
Certificates of deposit	1,251	1,101	—	—	2,352

Total fair value	$1,862	$6,820	$1,642	$15,722	$26,046
Total amortized cost	$1,860	$6,783	$1,639	$15,709	$25,991

Securities held to maturity:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$960	$14,876	$15,836
Asset-backed securities	—	515	60	—	575
Corporate debt securities	152	118	—	—	270

Total fair value	$152	$633	$1,020	$14,876	$16,681
Total amortized cost	$150	$626	$1,083	$14,787	$16,646

(1)

Residential mortgage-backed securities have been allocated over maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Proceeds and gross realized gains (losses) from sales of securities available for sale are as follows:

	Three Months Ended March 31,
	2011	2010
Proceeds	$200	$—
Gross realized gains	$—	$—
Gross realized losses	$—	$—

4.	Loans to Banking Clients and Related Allowance for Loan Losses

The composition of loans to banking clients by loan segment is as follows:

	March 31, 2011	December 31, 2010
Residential real estate mortgages	$5,065	$4,695
Home equity lines of credit	3,494	3,500
Personal loans secured by securities	604	562
Other	20	21

Total loans to banking clients (1)	9,183	8,778
Allowance for loan losses	(53)	(53)

Total loans to banking clients – net	$9,130	$8,725

(1)	All loans are collectively evaluated for impairment by loan segment.

Changes in the allowance for loan losses were as follows:

	March 31, 2011
Three Months Ended	Residential real estate mortgages	Home equity lines of credit	Personal loans secured by securities	Other	Total	March 31, 2010
Balance at beginning of period	$38	$15	$—	$—	$53	$45
Charge-offs	(3)	(1)	—	—	(4)	(6)
Recoveries	—	—	—	—	—	—
Provision for loan losses	2	2	—	—	4	14

Balance at end of period	$37	$16	$—	$—	$53	$53

Included in the loan portfolio are nonaccrual loans totaling $51 million at March 31, 2011 and December 31, 2010. There were no loans accruing interest that were contractually 90 days or more past due at March 31, 2011 or December 31, 2010. The amount of interest revenue that would have been earned on nonaccrual loans, versus actual interest revenue recognized on these loans, was not material to the Company’s results of operations in the first three months of 2011 or 2010. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $58 million and $54 million at March 31, 2011 and December 31, 2010, respectively. The Company considers loan modifications in which it makes an economic concession to a borrower experiencing financial difficulty to be a troubled debt restructuring. Troubled debt restructurings were not material at March 31, 2011 or December 31, 2010.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The delinquency aging analysis by loan class is as follows:

March 31, 2011	Current	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total loans
Residential real estate mortgages:
Originated first mortgages	$4,905	$16	$5	$35	$56	$4,961
Purchased first mortgages	96	2	1	5	8	104
Home equity lines of credit	3,483	4	1	6	11	3,494
Personal loans secured by securities	599	—	—	5	5	604
Other	20	—	—	—	—	20

Total loans to banking clients	$9,103	$22	$7	$51	$80	$9,183

December 31, 2010
Residential real estate mortgages:
Originated first mortgages	$4,527	$18	$5	$38	$61	$4,588
Purchased first mortgages	100	2	1	4	7	107
Home equity lines of credit	3,489	5	2	4	11	3,500
Personal loans secured by securities	557	—	—	5	5	562
Other	21	—	—	—	—	21

Total loans to banking clients	$8,694	$25	$8	$51	$84	$8,778

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

In addition to monitoring the delinquency characteristics as presented in the aging analysis above, the Company monitors the credit quality of residential real estate mortgages and home equity lines of credit (HELOCs) by reviewing the year of origination, borrower Fair Issac & Company (FICO) scores at origination, updated FICO scores, and loan-to-value ratios at origination (Origination LTV), as presented in the following tables. Borrowers’ FICO scores are provided by an independent third party credit reporting service and were last updated in March 2011. The Company monitors the credit quality of personal loans secured by securities by reviewing the fair value of collateral to ensure adequate collateralization of at least 100% of the principal amount of the loans. All of these loans were fully collateralized by securities with fair values in excess of borrowing amounts at March 31, 2011 and December 31, 2010.

	Residential rea1 estate mortgages
March 31, 2011	Originated first mortgages	Purchased first mortgages	Total	Home equity lines of credit
Year of origination
Pre-2007	$336	$56	$392	$1,106
2007	355	9	364	241
2008	656	8	664	1,320
2009	754	12	766	451
2010	2,162	19	2,181	317
2011	698	—	698	59

Total	$4,961	$104	$5,065	$3,494

Origination FICO
< 620	$10	$2	$12	$—
620 - 679	119	14	133	24
680 - 739	967	32	999	672
≥ 740	3,865	56	3,921	2,798

Total	$4,961	$104	$5,065	$3,494

Updated FICO
< 620	$64	$7	$71	$47
620 - 679	145	8	153	94
680 - 739	751	27	778	477
≥ 740	4,001	62	4,063	2,876

Total	$4,961	$104	$5,065	$3,494

Origination LTV (1)
≤ 70%	$3,200	$53	$3,253	$2,370
71% - 89%	1,731	49	1,780	1,081
≥ 90%	30	2	32	43

Total	$4,961	$104	$5,065	$3,494

(1)

The computation of the origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At March 31, 2011, $742 million of HELOCs were in a first lien position.

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

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company partially satisfies the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the clearing houses, which are issued by multiple banks. At March 31, 2011, the aggregate face amount of these LOCs totaled $445 million. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At March 31, 2011, the aggregate face amount of these LOCs totaled $54 million. There were no funds drawn under any of these LOCs at March 31, 2011.

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

On March 21, 2011, the Company announced a definitive agreement to acquire optionsXpress Holdings, Inc. (optionsXpress), an online brokerage firm primarily focused on equity option securities and futures. Under the terms of the agreement, optionsXpress stockholders will receive 1.02 shares of the Company’s common stock for each share of optionsXpress stock. Based on the Company’s closing stock price on March 31, 2011, the transaction is valued at

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

approximately $1.0 billion. The transaction is expected to close in the third quarter of 2011, subject to optionsXpress stockholder approval, regulatory approvals, and customary closing conditions.

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

The Company believes it has strong defenses in all significant matters currently pending and is contesting liability and the damages claimed. Nevertheless, some of these matters may result in adverse judgments or awards, including penalties, injunctions, or other relief, and the Company may also determine to settle a matter because of the uncertainty and risks of litigation. Based on current information and consultation with counsel, management believes that the resolution of matters currently pending will not have a material impact on the financial condition or cash flows of the Company, but could be material to the Company’s operating results for a particular future period, depending on results for that period. However, predicting the outcome of a matter is inherently difficult, particularly where claims are brought on behalf of various classes of claimants, claimants seek substantial or unspecified damages, or when investigations or legal proceedings are at an early stage, and in many cases, including the Auction Rate Securities Regulatory Inquiries, Total Bond Market Fund Litigation and optionsXpress Merger Litigation matters described below, it is not possible to determine whether a loss will be incurred or to estimate the range of that loss until the matter is closer to resolution.

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

YieldPlus Fund Litigation: As disclosed previously, the Company recorded total charges in 2010 of $199 million, net of insurance proceeds of $39 million under applicable policies, for settlements to resolve consolidated class action litigation in the U.S. District Court for the Northern District of California relating to the Schwab YieldPlus Fund®. On April 19, 2011, the court granted final approval of the settlement agreements and entered final judgment in the litigation.

Total Bond Market Fund Litigation: On August 28, 2008, a class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of investors in the Schwab Total Bond Market Fund™ (Northstar lawsuit). The lawsuit, which alleges violations of state law and federal securities law in connection with the fund’s investment policy, names Schwab Investments (registrant and issuer of the fund’s shares) and CSIM as defendants. Allegations include that the fund improperly deviated from its stated investment objectives by investing in collateralized mortgage obligations (CMOs) and investing more than 25% of fund assets in CMOs and mortgage-backed securities without obtaining a shareholder vote. Plaintiffs seek unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, and costs and attorneys’ fees. On February 19, 2009, the court denied defendants’ motion to dismiss plaintiffs’ federal securities law claim, and dismissed certain state law claims with leave to amend. On April 27, 2009, the court issued a stay of proceedings while defendants appealed the court’s February 19, 2009 decision refusing to dismiss plaintiffs’ federal securities law claim. On August 12, 2010, the Ninth Circuit Court of Appeals ruled in favor of the defendants and dismissed plaintiffs’ federal securities law claim. On September 28, 2010, plaintiffs filed a second amended class action complaint which named Schwab Investments and current and former trustees and officers of the trust as the defendants and dropped the federal securities law claim and certain of the state law claims. On September 3, 2010, a second class action lawsuit by a different law firm was filed in the U.S. District Court for the Northern District of California on behalf of investors in the fund (Smit lawsuit). The Smit lawsuit, which names Schwab Investments, CSIM and Schwab as defendants, alleges violations of state law in connection with the fund’s deviation from the performance of its benchmark index and concentration in mortgage-backed securities, and seeks restitution and disgorgement of management or other fees. The Northstar and Smit lawsuits were related and assigned to the same judge on October 6, 2010, and on October 11, 2010, defendants filed a motion to consolidate the two cases. On November 10, 2010, defendants filed motions to dismiss in both cases.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

In the Smit case, plaintiffs responded to defendants’ motion to dismiss by filing an amended complaint on December 3, 2010. Defendants moved to dismiss the amended complaint on January 5, 2011, which was granted with leave to amend on March 8, 2011. Plaintiffs in Smit did not file a further amended complaint by the court-ordered deadline of March 29, 2011, and on April 19, 2011, the Court dismissed the case with prejudice.

On March 2, 2011, defendants’ motion to dismiss in the Northstar case was granted with leave to amend certain claims. On March 29, 2011, the Northstar plaintiffs filed a third amended complaint; defendants’ motion to dismiss the third amended complaint was filed April 25, 2011 and remains pending.

optionsXpress Merger Litigation: Between March 21, 2011 and April 6, 2011, ten purported class action lawsuits were filed by optionsXpress stockholders challenging Schwab’s proposed acquisition of optionsXpress. Named defendants include the Company, optionsXpress and members of its board of directors. Seven lawsuits were filed in the Circuit Court of Cook County, Illinois (three of which have now been consolidated in a single action) and three lawsuits were filed in the Court of Chancery of the State of Delaware and consolidated. The complaints generally allege that optionsXpress directors breached fiduciary duties owed to optionsXpress’ stockholders by allegedly approving the merger agreement at an unfair price and terms and through an unfair process, and that the Company aided and abetted the alleged fiduciary breaches. The lawsuits seek, among other relief, an injunction against the merger, rescission in the event the merger is completed, an accounting for alleged damages, and an award of costs and attorneys’ fees. On April 27, 2011, defendants filed a dual motion in Illinois and Delaware court moving to proceed in one jurisdiction and dismiss or stay litigation in the other jurisdiction. On April 28, 2011, the Delaware court granted defendants’ motion and stayed the consolidated Delaware proceeding in favor of the proceedings in Illinois.

6.	Fair Values of Assets and Liabilities

Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurement accounting guidance describes the fair value hierarchy for disclosing assets and liabilities measured at fair value based on the inputs used to value them. The fair value hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are based on market pricing data obtained from sources independent of the Company. A quoted price in an active market provides the most reliable evidence of fair value and is generally used to measure fair value whenever available. Unobservable inputs reflect management’s judgment about the assumptions market participants would use in pricing the asset or liability. Where inputs used to measure fair value of an asset or liability are from different levels of the hierarchy, the asset or liability is categorized based on the lowest level input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input requires judgment. The fair value hierarchy includes three levels based on the objectivity of the inputs as follows:

•

Level 1 inputs are quoted prices in active markets as of the measurement date for identical assets or liabilities that the Company has the ability to access. This category includes active exchange-traded money market funds, mutual funds, and equity securities. The Company did not transfer any assets or liabilities between Level 1 and Level 2 during the quarter ended March 31, 2011.

•

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates, benchmark yields, issuer spreads, new issue data, and collateral performance. This category includes residential mortgage-backed securities, asset-backed securities, corporate debt securities, certificates of deposit, U.S. agency and municipal debt securities, and U.S. Treasury securities.

•

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company did not have any financial assets or liabilities utilizing Level 3 inputs as of March 31, 2011, or December 31, 2010.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Assets and Liabilities Recorded at Fair Value

The Company’s assets recorded at fair value include certain cash equivalents, investments segregated and on deposit for regulatory purposes, other securities owned, and securities available for sale. When available, the Company uses quoted prices in active markets to measure the fair value of assets. When quoted prices do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. The Company validates prices received from the pricing services using various methods, including comparison to prices received from additional pricing services, comparison to quoted market prices, where available, comparison to internal valuation models, and review of other relevant market data. The Company does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts. At March 31, 2011, and December 31, 2010, the Company did not adjust prices received from independent third-party pricing services. Liabilities recorded at fair value are not material, and therefore are not included in the following tables.

The following tables present the fair value hierarchy for assets measured at fair value:

March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Cash equivalents:
Money market funds	$1,449	$—	$—	$1,449

Total cash equivalents	1,449	—	—	1,449
Investments segregated and on deposit for regulatory purposes:
U.S. Government securities	—	2,174	—	2,174
Certificates of deposit	—	2,054	—	2,054
Corporate debt securities	—	1,680	—	1,680

Total investments segregated and on deposit for regulatory purposes	—	5,908	—	5,908
Other securities owned:
Schwab Funds® money market funds	200	—	—	200
Equity and bond mutual funds	98	—	—	98
State and municipal debt obligations	—	53	—	53
Equity, U.S. Government and corporate debt, and other securities	1	34	—	35

Total other securities owned	299	87	—	386
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	14,296	—	14,296
Non-agency residential mortgage-backed securities	—	1,334	—	1,334
U.S. agency notes	—	2,776	—	2,776
Corporate debt securities	—	2,720	—	2,720
Asset-backed securities	—	2,568	—	2,568
Certificates of deposit	—	2,352	—	2,352

Total securities available for sale	—	26,046	—	26,046

Total	$1,748	$32,041	$—	$33,789

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Cash equivalents:
Money market funds	$988	$—	$—	$988
Commercial paper	—	242	—	242

Total cash equivalents	988	242	—	1,230
Investments segregated and on deposit for regulatory purposes:
U.S. Government securities	—	3,190	—	3,190
Certificates of deposit	—	2,201	—	2,201
Corporate debt securities	—	1,704	—	1,704

Total investments segregated and on deposit for regulatory purposes	—	7,095	—	7,095
Other securities owned:
Schwab Funds® money market funds	172	—	—	172
Equity and bond mutual funds	99	—	—	99
State and municipal debt obligations	—	47	—	47
Equity, U.S. Government and corporate debt, and other securities	1	18	—	19

Total other securities owned	272	65	—	337
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	13,098	—	13,098
Non-agency residential mortgage-backed securities	—	1,470	—	1,470
U.S. agency notes	—	2,780	—	2,780
Corporate debt securities	—	2,268	—	2,268
Asset-backed securities	—	2,502	—	2,502
Certificates of deposit	—	1,875	—	1,875

Total securities available for sale	—	23,993	—	23,993

Total	$1,260	$31,395	$—	$32,655

Fair Value of Assets and Liabilities Not Recorded at Fair Value

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of assets and liabilities not recorded at fair value are described below. There were no significant changes in these methodologies or assumptions during the first quarter of 2011.

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

Firm commitments to extend credit: The Company extends credit to banking clients through HELOC and personal loans secured by securities. The Company considers the fair value of these unused commitments to be not material because the interest rates earned on these balances are based on market interest rate indices and reset monthly. Future utilization of HELOC and personal loan commitments will earn a then-current market interest rate. The Company does not charge a fee to maintain a HELOC or personal loan.

The table below presents the Company’s fair value estimates for financial instruments excluding short-term financial assets and liabilities, for which carrying amounts approximate fair value, and excluding financial instruments recorded at fair value.

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Securities held to maturity	$16,646	$16,681	$17,762	$17,848
Loans to banking clients – net	$9,130	$8,816	$8,725	$8,469
Loans held for sale	$34	$36	$185	$194
Financial Liabilities:
Short-term borrowings	$58	$58	$—	$—
Long-term debt	$2,005	$2,127	$2,006	$2,116

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

7.	Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2011	2010
Net income	$243	$6
Other comprehensive income:
Change in net unrealized gain (loss) on securities available for sale:
Net unrealized gain	21	122
Reclassification of OTTI charges included in earnings	7	8
Income tax effect	(10)	(50)

Total other comprehensive income	18	80

Comprehensive income	$261	$86

Accumulated other comprehensive income (loss) represents cumulative gains and losses that are not reflected in earnings. Accumulated other comprehensive income (loss) balances were:

	Net unrealized gain (loss) on securities available for sale
	Portion of unrealized gain (loss) on Non-OTTI securities	Portion of unrealized loss on OTTI securities (1)	Net unrealized loss on cash flow hedging instruments	Total accumulated other comprehensive income (loss)
Balance at December 31, 2009	$(77)	$(114)	$—	$(191)
Reclassification of OTTI securities	16	(16)	—	—
Other net changes	66	14	—	80

Balance at March 31, 2010	$5	$(116)	$—	$(111)

Balance at December 31, 2010	$88	$(71)	$(1)	$16
Other net changes	5	12	1	18

Balance at March 31, 2011	$93	$(59)	$—	$34

(1)	OTTI securities are securities for which the Company has recognized an impairment charge through earnings.

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

	Three Months Ended March 31,
	2011	2010
Net income available to common stockholders (1)	$243	$6

Weighted-average common shares outstanding – basic	1,203	1,183
Common stock equivalent shares related to stock incentive plans	4	5

Weighted-average common shares outstanding – diluted (2)	1,207	1,188

Basic EPS	$.20	$—
Diluted EPS	$.20	$—

(1)	Net income available to participating securities (unvested restricted shares) was not material for the first quarter of 2011 or 2010.

(2)	Total antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS were 39 million and 33 million shares for the first quarters of 2011 and 2010, respectively.

9.	Regulatory Requirements

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

Schwab Bank is required to maintain minimum capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. At March 31, 2011, CSC and Schwab Bank met the capital level requirements.

The regulatory capital and ratios for Schwab Bank at March 31, 2011, are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$4,313	23.9%	$721	4.0%	$1,081	6.0%
Total Risk-Based Capital	$4,365	24.2%	$1,442	8.0%	$1,802	10.0%
Tier 1 Core Capital	$4,313	7.7%	$2,230	4.0%	$2,787	5.0%
Tangible Equity	$4,313	7.7%	$1,115	2.0%	N/A

N/A Not applicable.

Based on its regulatory capital ratios at March 31, 2011, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events since March 31, 2011, that management believes have changed Schwab Bank’s capital category.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Schwab is subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule). Schwab computes net capital under the alternative method permitted by the Uniform Net Capital Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent company or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement. At March 31, 2011, 2% of aggregate debit balances was $253 million, which exceeded the minimum dollar requirement for Schwab of $250,000. At March 31, 2011, Schwab’s net capital was $1.2 billion (10% of aggregate debit balances), which was $984 million in excess of its minimum required net capital and $604 million in excess of 5% of aggregate debit balances.

10.	Segment Information

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

Financial information for the Company’s reportable segments is presented in the following table:

	Investor Services		Institutional Services		Unallocated		Total
Three Months Ended March 31,	2011	2010	2011	2010	2011	2010	2011	2010
Net Revenues:
Asset management and administration fees	$276	$215	$226	$204	$—	$1	$502	$420
Net interest revenue	373	288	63	51	—	1	436	340
Trading revenue	160	140	80	69	1	—	241	209
Other	20	17	19	16	—	(2)	39	31
Provision for loan losses	(3)	(12)	(1)	(2)	—	—	(4)	(14)
Net impairment losses on securities	(6)	(7)	(1)	(1)	—	—	(7)	(8)

Total net revenues	820	641	386	337	1	—	1,207	978

Expenses Excluding Interest (1)	554	529	260	242	(1)	194	813	965

Income from continuing operations before taxes on income	$266	$112	$126	$95	$2	$(194)	$394	$13

Taxes on income							(151)	(7)

Net Income							$243	$6

(1)	Unallocated amount includes a class action litigation reserve of $196 million in the first quarter of 2010.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key financial and non-financial metrics in evaluating the Company’s financial position and operating performance. Results for the first quarters of 2011 and 2010 are shown in the following table:

	Three Months Ended March 31,		Percent Change
	2011	2010
Client Activity Metrics:
Net new client assets (in billions)	$23.0	$23.3	(1%)
Client assets (in billions, at quarter end)	$1,646.9	$1,491.1	10%
Clients’ daily average trades (1) (in thousands)	472.5	415.5	14%

Company Financial Metrics:
Net revenues	$1,207	$978	23%
Expenses excluding interest	813	965	(16%)

Income before taxes on income	394	13	N/M
Taxes on income	(151)	(7)	N/M

Net income	$243	$6	N/M

Earnings per share – diluted	$.20	$—	N/M
Net revenue growth (decline) from prior year	23%	(12%)
Pre-tax profit margin	32.6%	1.3%
Return on stockholders’ equity (annualized)	15%	—
Annualized net revenue per average full-time equivalent employee (in thousands)	$371	$310	20%

(1)	Amounts include all commission free trades, including the Company’s Mutual Fund OneSource® funds and Exchange-Traded Funds, and other proprietary products.

N/M Not meaningful.

The broad equity markets improved during the first quarter of 2011 compared to the first quarter of 2010, as the Nasdaq Composite Index, the Standard & Poor’s 500 Index, and the Dow Jones Industrial Average grew 16%, 13%, and 13%, respectively. The low interest rate environment, however, persisted in the first quarter as the federal funds target rate remained unchanged during the quarter at a range of zero to 0.25% and the three-month London Interbank Offered Rate (LIBOR) remained relatively flat at 0.30% compared to the first quarter of 2010.

The Company’s continued investment in expanding and improving product and service capabilities for its clients was reflected in continued strength in its key client activity metrics during the first quarter of 2011 — net new client assets totaled $23.0 billion and total client assets ended the first quarter at $1.65 trillion, up 10% from the first quarter of 2010. In addition, clients’ daily average trades of 472,500 in the first quarter of 2011 were up 14% on a year-over-year basis, and were the highest in nine quarters.

Net revenues increased by 23% in the first quarter of 2011 compared to the first quarter of 2010 due to growth in all three major sources of revenue — net interest revenue, asset management and administration fees, and trading revenue. Net interest revenue increased primarily due to higher average balances of interest-earning assets during the quarter. Asset management and administration fees increased due to higher average asset valuations, continued asset inflows, and increases in advice fees, offset by money market mutual fund fee waivers of $112 million. Money market mutual fund fee waivers were $125 million in the first quarter of 2010. Trading revenue increased due to higher daily average revenue trades, partially offset by lower average revenue earned per revenue trade.

Expenses excluding interest decreased by 16% in the first quarter of 2011 compared to the first quarter of 2010 primarily due to the recognition of a class action litigation reserve of $196 million relating to the Schwab YieldPlus Fund® in the first quarter of 2010, partially offset by increases in compensation and benefits expense and professional services expense. The

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Company’s ongoing expense discipline combined with a 23% increase in net revenues resulted in a 32.6% pre-tax profit margin in the first quarter of 2011 — the highest since the fourth quarter of 2008.

Business Acquisition

On March 21, 2011, the Company announced a definitive agreement to acquire optionsXpress Holdings, Inc. (optionsXpress), an online brokerage firm primarily focused on equity option securities and futures. Under the terms of the agreement, optionsXpress stockholders will receive 1.02 shares of the Company’s common stock for each share of optionsXpress stock. Based on the Company’s closing stock price on March 31, 2011, the transaction is valued at approximately $1.0 billion. The transaction is expected to close in the third quarter of 2011, subject to optionsXpress stockholder approval, regulatory approvals, and customary closing conditions.

CURRENT MARKET AND REGULATORY ENVIRONMENT

While the equity markets’ improvement from their March 2009 lows helped strengthen the Company’s net revenues in the first quarter of 2011, the interest rate environment remains challenging and may continue to constrain growth in the Company’s net revenues.

Short-term interest rates remained at historically low levels during the first quarter of 2011, as the federal funds target rate was unchanged at a range of zero to 0.25%. Additionally, one-month and three-month LIBOR remained relatively flat compared to the fourth quarter of 2010. To the extent rates remain at these low levels, the Company’s net interest revenue will continue to be constrained, even as growth in average balances helps increase net interest revenue. The low rate environment also affects asset management and administration fees. The overall yields on certain Schwab-sponsored money market mutual funds have remained at levels at or below the management fees on those funds. The Company continues to waive a portion of its management fees, which it began to do in the first quarter of 2009, so that the funds continue providing a positive return to clients. These and other money market mutual funds may continue to find it necessary to replace maturing securities with low-yielding securities and the overall yield on such funds may remain below the management fees on those funds. To the extent this occurs, fees may be waived and waivers could increase from the first quarter 2011 level, which would negatively affect asset management and administration fees.

The Company recorded net impairment charges of $7 million related to certain non-agency residential mortgage-backed securities in the first quarter of 2011 due to credit deterioration of the securities’ underlying loans. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional impairment charges. The Company has filed lawsuits in state court in San Francisco for rescission and damage against issuers and underwriters of certain non-agency residential mortgage-backed securities on which the Company has experienced realized and unrealized losses. The lawsuits allege that offering documents for the securities contained material untrue and misleading statements about the securities and the underwriting standards and credit quality of the underlying loans. The cases, which had been removed to federal court by defendants, were recently remanded to state court and remain pending.

The “Dodd-Frank Wall Street Reform and Consumer Protection Act” was signed into law in July 2010. Among other things, the legislation authorizes various assessments and fees and requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions. In addition, the legislation eliminates the Office of Thrift Supervision effective July 21, 2011 and, as a result, the Federal Reserve will become CSC’s primary regulator and the Office of the Comptroller of the Currency will become the primary regulator of Schwab Bank. CSC is continuing to review the impact the legislation, studies and related rule-making will have on the Company’s business, financial condition, and results of operations.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

The following discussion presents an analysis of the Company’s results of operations for the first quarters of 2011 and 2010.

Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. Asset management and administration fees, net interest revenue, and trading revenue increased in the first quarter of 2011 compared to the first quarter of 2010.

Three Months Ended March 31,		2011		2010
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Mutual fund service fees:
Proprietary funds (Schwab Funds® and Laudus Funds®)	1%	$142	12%	$141	14%
Mutual Fund OneSource®	19%	177	15%	149	15%
Other	4%	28	2%	27	3%
Investment management and trust fees	66%	126	10%	76	8%
Other	7%	29	3%	27	3%

Asset management and administration fees	20%	502	42%	420	43%

Net interest revenue
Interest revenue	23%	481	40%	391	40%
Interest expense	(12%)	(45)	(4%)	(51)	(5%)

Net interest revenue	28%	436	36%	340	35%

Trading revenue
Commissions	17%	225	19%	193	20%
Principal transactions	—	16	1%	16	2%

Trading revenue	15%	241	20%	209	22%

Other	26%	39	3%	31	3%

Provision for loan losses	(71%)	(4)	—	(14)	(2%)

Net impairment losses on securities	(13%)	(7)	(1%)	(8)	(1%)

Total net revenues	23%	$1,207	100%	$978	100%

Asset Management and Administration Fees

Asset management and administration fees include mutual fund service fees and fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for shareholder services, administration, and investment management provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. These fees are based upon the daily balances of client assets invested in these funds. The Company also earns asset management fees for advisory and managed account services, which are based on the daily balances of client assets subject to the specific fee for service. The fair values of client assets included in proprietary and third-party mutual funds are based on quoted market prices and other observable market data. Asset management and administration fees may vary with changes in the balances of client assets due to market fluctuations and client activity. For discussion of the impact of current market conditions on asset management and administration fees, see “Current Market and Regulatory Environment.”

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Asset management and administration fees increased by $82 million, or 20%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to an increase in investment management and trust fees and mutual fund service fees.

	Three Months Ended March 31,		Percent Change
	2011	2010
Asset management and administration fees before money market mutual fund fee waivers	$614	$545	13%
Money market mutual fund fee waivers	(112)	(125)	(10%)

Asset management and administration fees	$502	$420	20%

Mutual fund service fees increased by $30 million, or 9%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to higher average balances of client assets invested in the Company’s Mutual Fund OneSource funds as a result of higher average asset valuations and continued asset inflows. The increase in mutual fund service fees was also due to a decrease in money market mutual fund fee waivers. Given the low interest rate environment in the first quarters of 2011 and 2010, the overall yields on certain Schwab-sponsored money market mutual funds have remained at levels at or below the management fees on those funds. As a result, the Company waived a portion of its fees in the first quarters of 2011 and 2010 in order to provide a positive return to clients.

Investment management and trust fees increased by $50 million, or 66%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to higher average balances of client assets participating in advisory and managed account services programs. The increase in investment management and trust fees was also due to a $28 million decrease in temporary fee rebates under a rebate program that ended in 2010.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheet:

Three Months Ended March 31,	2011			2010
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$4,955	$3	0.25%	$8,050	$5	0.25%
Cash and investments segregated	23,191	14	0.24%	18,840	11	0.24%
Broker-related receivables (1)	373	—	0.16%	262	—	—
Receivables from brokerage clients	10,335	117	4.59%	8,080	100	5.02%
Other securities owned (2)	—	—	—	252	—	0.44%
Securities available for sale (3)	25,016	106	1.72%	22,735	128	2.28%
Securities held to maturity	17,138	140	3.31%	6,406	59	3.74%
Loans to banking clients	9,009	75	3.38%	7,564	67	3.59%
Loans held for sale	113	1	3.59%	86	1	4.72%

Total interest-earning assets	90,130	456	2.05%	72,275	371	2.08%

Other interest revenue		25			20

Total interest-earning assets	$90,130	$481	2.16%	$72,275	$391	2.19%

Funding sources:
Deposits from banking clients	$50,329	$17	0.14%	$40,211	$31	0.31%
Payables to brokerage clients (4)	27,055	1	0.01%	21,242	—	0.01%
Long-term debt	2,005	27	5.46%	1,442	20	5.62%

Total interest-bearing liabilities	79,389	45	0.23%	62,895	51	0.33%

Noninterest-bearing funding sources	10,741			9,380

Total funding sources	$90,130	$45	0.20%	$72,275	$51	0.28%

Net interest revenue		$436	1.96%		$340	1.91%

(1)	Includes receivables from brokers, dealers, and clearing organizations. Interest revenue on broker-related receivables was less than $500,000 in the first quarter of 2011.

(2)	Interest revenue on other securities owned was less than $500,000 in the first quarter of 2010.

(3)	Amounts have been calculated based on amortized cost.

(4)	Interest expense on payables to brokerage clients was less than $500,000 in the first quarter of 2010.

Net interest revenue increased in the first quarter of 2011 compared to the first quarter of 2010 due to higher average balances of interest-earning assets. This resulted from a growth in the average balances of deposits from banking clients and payables to brokerage clients, which in turn funded increases in the average balances of securities held to maturity and securities available for sale. These interest-earning assets are invested at rates above the cost of supporting funding sources.

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

Trading revenue increased by $32 million, or 15%, in the first quarter of 2011 compared to the first quarter of 2010 due to higher daily average revenue trades, partially offset by lower average revenue earned per revenue trade. Daily average revenue trades increased 16% in the first quarter of 2011 due to higher volumes of equity, option, mutual fund, and principal transaction trades. Average revenue earned per revenue trade decreased 4% in the first quarter of 2011 primarily due to lower revenue per trade for principal transactions and options.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Three Months Ended March 31,		Percent Change
	2011	2010
Daily average revenue trades (1) (in thousands)	319.9	275.7	16%
Number of trading days	62.0	61.0	2%
Average revenue earned per revenue trade	$12.12	$12.60	(4%)

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

Other Revenue

Other revenue includes gains on sales of mortgage loans, exchange processing fees, software maintenance fees, and other service fees. Other revenue increased by $8 million, or 26%, in the first quarter of 2011 from the first quarter of 2010 primarily due to an increase in service fees.

Provision for Loan Losses

The provision for loan losses decreased by $10 million in the first quarter of 2011 from the first quarter of 2010, due to a decrease in overall expected loss rates resulting from a decrease in first mortgage loan delinquencies, as well as a reduction in the Company’s estimated first mortgage loan loss severity assumption (i.e., the loss expected to be realized upon the default of a loan). Additionally, charge-offs were $4 million in the first quarter of 2011, down from $6 million in first quarter of 2010. For further discussion on the Company’s credit risk and the allowance for loan losses, see “Risk Management – Credit Risk Exposures” and “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 4. Loans to Banking Clients and Related Allowance for Loan Losses.”

Net Impairment Losses on Securities

Net impairment losses on securities were $7 million and $8 million in the first quarters of 2011 and 2010, respectively, and related to certain non-agency residential mortgage-backed securities in the Company’s available for sale portfolio. These charges resulted from credit deterioration of the securities’ underlying loans. For further discussion, see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 3. Securities Available for Sale and Securities Held to Maturity.”

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses Excluding Interest

As shown in the table below, expenses excluding interest decreased in the first quarter of 2011 compared to the first quarter of 2010, primarily due to the recognition of a class action litigation reserve relating to the Schwab YieldPlus Fund in the first quarter of 2010. The decrease in expenses excluding interest in the first quarter of 2011 was partially offset by increases in compensation and benefits expense and professional services expense.

	Three Months Ended March 31,		Percent Change
	2011	2010
Compensation and benefits	$437	$402	9%
Professional services	92	80	15%
Occupancy and equipment	71	68	4%
Advertising and market development	60	62	(3%)
Communications	56	52	8%
Depreciation and amortization	35	37	(5%)
Class action litigation reserve	—	196	N/M
Other	62	68	(9%)

Total expenses excluding interest	$813	$965	(16%)

Expenses as a percentage of total net revenues:
Total expenses excluding interest	67%	99%
Advertising and market development	5%	6%

N/M Not meaningful.

Compensation and Benefits

Compensation and benefits expense includes salaries and wages, incentive compensation, and related employee benefits and taxes. Incentive compensation includes variable compensation, discretionary bonus costs, and stock-based compensation. Variable compensation includes payments to certain individuals based on their sales performance. Discretionary bonus costs are based on the Company’s overall performance as measured by earnings per share, and therefore will fluctuate with this measure.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Total compensation and benefits expense increased by $35 million, or 9%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to increases in salaries and wages expense and incentive compensation. The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended March 31,		Percent Change
	2011	2010
Salaries and wages	$251	$236	6%
Incentive compensation	110	98	12%
Employee benefits and other	76	68	12%

Total compensation and benefits expense	$437	$402	9%

Compensation and benefits expense as a percentage of total net revenues:
Salaries and wages	21%	24%
Incentive compensation	9%	10%
Employee benefits and other	6%	7%

Total compensation and benefits expense	36%	41%

Full-time equivalent employees (in thousands) (1)
At quarter end	13.1	12.6	4%
Average	13.0	12.6	3%

(1)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

Salaries and wages increased in the first quarter of 2011 compared to the first quarter of 2010 primarily due to increases in full-time employees and persons employed on a contract basis. Incentive compensation increased in the first quarter of 2011 compared to the first quarter of 2010 primarily due to higher discretionary bonus costs and higher stock-based compensation.

Expenses Excluding Compensation and Benefits

Professional services expense increased in the first quarter of 2011 compared to the first quarter of 2010 primarily due to an increase in fees relating to technology services and enhancements.

Occupancy and equipment expense increased in the first quarter of 2011 compared to the first quarter of 2010 primarily due to an increase in data processing equipment expense.

Advertising and market development expense decreased in the first quarter of 2011 compared to the first quarter of 2010 primarily due to lower media spending relating to the Company’s “Talk to Chuck®” national advertising campaign.

Communications expense increased in the first quarter of 2011 compared to the first quarter of 2010 primarily due to increases in telephone service expense and third-party news and information expense.

Depreciation and amortization expense decreased in the first quarter of 2011 compared to the first quarter of 2010 primarily due to certain assets becoming fully depreciated.

In the first quarter of 2010, the Company recognized a class action litigation reserve of $196 million relating to the Schwab YieldPlus Fund.

Other expense decreased in the first quarter of 2011 compared to the first quarter of 2010 primarily due to a charge of $9 million in the first quarter of 2010 relating to the Company’s Invest First and WorldPoints(a) Visa(b) credit cards, as the Company ended its sponsorship due to challenging credit card industry economics.

(a)	WorldPoints is a registered trademark of FIA Card Services, N.A.

(b)	Visa is a registered trademark of Visa International Service Association.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Taxes on Income

The Company’s effective income tax rate on income before taxes was 38.3% and 53.8% for the first quarters of 2011 and 2010, respectively. The higher rate in the first quarter of 2010 was primarily due to the impact of non-recurring items on the computation of the effective income tax rate in relation to lower income before taxes.

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

Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services			Institutional Services
Three Months Ended March 31,	Percent Change	2011	2010	Percent Change	2011	2010
Net Revenues:
Asset management and administration fees	28%	$276	$215	11%	$226	$204
Net interest revenue	30%	373	288	24%	63	51
Trading revenue	14%	160	140	16%	80	69
Other	18%	20	17	19%	19	16
Provision for loan losses	(75%)	(3)	(12)	(50%)	(1)	(2)
Net impairment losses on securities	(14%)	(6)	(7)	—	(1)	(1)

Total net revenues	28%	820	641	15%	386	337

Expenses Excluding Interest	5%	554	529	7%	260	242

Income before taxes on income	138%	$266	$112	33%	$126	$95

	Unallocated			Total
Three Months Ended March 31,	Percent Change	2011	2010	Percent Change	2011	2010
Net Revenues:
Asset management and administration fees	N/M	$—	$1	20%	$502	$420
Net interest revenue	N/M	—	1	28%	436	340
Trading revenue	N/M	1	—	15%	241	209
Other	N/M	—	(2)	26%	39	31
Provision for loan losses	N/M	—	—	(71%)	(4)	(14)
Net impairment losses on securities	N/M	—	—	(13%)	(7)	(8)

Total net revenues	N/M	1	—	23%	1,207	978

Expenses Excluding Interest	N/M	(1)	194	(16%)	813	965

Income before taxes on income	N/M	$2	$(194)	N/M	$394	$13

Taxes on income				N/M	(151)	(7)

Net Income				N/M	$243	$6

N/M Not meaningful.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Investor Services

Net revenues increased by $179 million, or 28%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to increases in net interest revenue, asset management and administration fees, and trading revenue. Net interest revenue increased primarily due to higher average balances of interest earning assets during the quarter. Asset management and administration fees increased due to higher average asset valuations and continued asset inflows, offset by money market mutual fund fee waivers. Trading revenue increased due to higher daily average revenue trades, partially offset by lower average revenue earned per revenue trade. Expenses excluding interest increased by $25 million, or 5%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to increases in compensation and benefits expense and professional services expense.

Institutional Services

Net revenues increased by $49 million, or 15%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to increases in net interest revenue, asset management and administration fees, and trading revenue. Net interest revenue increased primarily due to higher average balances of interest earning assets. Asset management and administration fees increased due to higher average asset valuations and continued asset inflows, offset by money market mutual fund fee waivers. Trading revenue increased due to higher daily average revenue trades. Expenses excluding interest increased by $18 million, or 7%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to increases in compensation and benefits expense and professional services expense.

Unallocated

Expenses excluding interest decreased in the first quarter of 2011 compared to the first quarter of 2010 primarily due to the recognition of a class action litigation reserve relating to the Schwab YieldPlus Fund in the first quarter of 2010.

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

Liquidity

CSC

As a savings and loan holding company, CSC is not subject to specific statutory capital requirements. However, CSC is required to maintain capital that is sufficient to support the holding company and its subsidiaries’ business activities, and the risks inherent in those activities. To manage capital adequacy, CSC currently utilizes a target Tier 1 Leverage Ratio, as defined by the Board of Governors of the Federal Reserve System, of at least 6%. At March 31, 2011, CSC’s Tier 1 Leverage Ratio was 6.5%.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

CSC has liquidity needs that arise from the funding of cash dividends, acquisitions, and investments, as well as its Senior Notes, Senior Medium-Term Notes, Series A (Medium-Term Notes), and Junior Subordinated Notes. The following are details of CSC’s long-term debt:

March 31, 2011	Amount Outstanding	Maturity	Interest Rate	Moody’s (1)	Standard & Poor’s (1)	Fitch (1)
Senior Notes	$1,450	2014 - 2020	4.45% to 4.950% fixed	A2	A	A
Medium Term Notes	$250	2017	6.375% fixed	A2	A	A
Junior Subordinated Notes (2)	$202	2067	7.50% fixed until 2017, floating thereafter	Baa1	BBB+	BBB+

(1)	Current ratings are provided by Moody’s Investors Service (Moody’s), Standard & Poor’s Ratings Group (Standard & Poor’s), and Fitch Ratings, Ltd. (Fitch).

(2)	The Junior Subordinated Notes themselves are not rated, however, the trust preferred securities related to these Junior Subordinated Notes are rated.

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no borrowings of Commercial Paper Notes during the first quarter of 2011. CSC’s ratings for these short-term borrowings are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of twelve banks, which is scheduled to expire in June 2011. This facility replaced a similar facility that expired in June 2010 and was unused during the first quarter of 2011. The funds under this facility are available for general corporate purposes, including repayment of the Commercial Paper Notes discussed above. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity. At March 31, 2011, the minimum level of stockholders’ equity required under this facility was $4.5 billion. Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $703 million of the $828 million uncommitted, unsecured bank credit lines discussed below, that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used by CSC during the first quarter of 2011.

In addition, Schwab provides CSC with a $1.0 billion credit facility, which matures in December 2011. There were no funds drawn under this facility at March 31, 2011.

Schwab

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings from CSC, paying cash dividends, or making unsecured advances or loans to its parent company or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At March 31, 2011, Schwab’s net capital was $1.2 billion (10% of aggregate debit balances), which was $984 million in excess of its minimum required net capital and $604 million in excess of 5% of aggregate debit balances.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $31.4 billion and $29.9 billion at March 31, 2011 and December 31, 2010, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $105 million at March 31, 2011, is being reduced by a portion of the lease payments over the remaining lease term of 14 years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of seven banks totaling $828 million at March 31, 2011. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earning investments, and movements of cash to meet regulatory brokerage client cash segregation requirements. Schwab used such borrowings for 2 days during the first quarter of 2011, with average daily amounts borrowed of $58 million. At March 31, 2011, $58 million was outstanding under these lines, which was subsequently repaid on April 1, 2011.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured standby letter of credit agreements (LOCs) with seven banks in favor of the OCC aggregating $445 million at March 31, 2011. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At March 31, 2011, the aggregate face amount of these LOCs totaled $54 million. There were no funds drawn under any of these LOCs during the first quarter of 2011.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility, which is scheduled to expire in March 2012. The amount outstanding under this facility at March 31, 2011, was $245 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $1.5 billion credit facility, which is scheduled to expire in December 2011. Borrowings under this facility do not qualify as regulatory capital for Schwab. There were no funds drawn under this facility at March 31, 2011.

Schwab Bank

Schwab Bank is required to maintain capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. Based on its regulatory capital ratios at March 31, 2011, Schwab Bank is considered well capitalized. Schwab Bank’s regulatory capital and ratios at March 31, 2011, are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$4,313	23.9%	$721	4.0%	$1,081	6.0%
Total Risk-Based Capital	$4,365	24.2%	$1,442	8.0%	$1,802	10.0%
Tier 1 Core Capital	$4,313	7.7%	$2,230	4.0%	$2,787	5.0%
Tangible Equity	$4,313	7.7%	$1,115	2.0%	N/A

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The excess cash held in certain Schwab brokerage client accounts is swept into deposit accounts at Schwab Bank. At March 31, 2011, these balances totaled $31.5 billion.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, Schwab Bank has access to short-term funding through the Federal Reserve Bank (FRB) discount window. Amounts available under the FRB discount window are dependent on the fair value of certain of Schwab Bank’s securities available for sale and securities held to maturity that are pledged as collateral. At March 31, 2011, $1.0 billion was available under this arrangement. There were no funds drawn under this arrangement during the first quarter of 2011.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System. Amounts available under this facility are dependent on the amount of Schwab Bank’s residential real estate mortgages and home equity lines of credit (HELOCs) that are pledged as collateral. At March 31, 2011, $4.6 billion was available under this facility. There were no funds drawn under this facility during the first quarter of 2011.

CSC provides Schwab Bank with a $100 million short-term credit facility, which is scheduled to expire in December 2011. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. There were no funds drawn under this facility during the first quarter of 2011.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio not to exceed 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at March 31, 2011, was $8.5 billion, up $260 million, or 3%, from December 31, 2010.

The Company had long-term debt of $2.0 billion, or 24% of total financial capital at March 31, 2011 and December 31, 2010, with interest at a weighted-average rate of 5.24% at March 31, 2011. The Company repaid $1 million of long-term debt in the first quarter of 2011.

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

Capital Expenditures

The Company’s capital expenditures were $37 million and $24 million in the first quarters of 2011 and 2010, respectively. Capital expenditures in the first quarters of 2011 and 2010 were primarily for information technology systems software and equipment, and leasehold improvements. Capital expenditures include capitalized costs for developing internal-use software of $7 million in the first quarter of 2011 and $5 million in the first quarter of 2010.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, management anticipated that 2011 capital expenditures would be 35% higher than 2010 spending. Due to increased spending on software and equipment relating to the Company’s information technology systems and leasehold improvements, management currently anticipates that full-year 2011 capital expenditures will be approximately 40% higher than 2010 levels.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Dividends

CSC paid common stock cash dividends of $72 million, or $0.06 per share, in both the first quarter of 2011 and the first quarter of 2010.

Share Repurchases

There were no repurchases of CSC’s common stock in the first quarter of 2011 or 2010. As of March 31, 2011, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock.

Business Acquisition

On March 21, 2011, the Company announced a definitive agreement to acquire optionsXpress for approximately $1.0 billion in stock. The transaction is expected to close in the third quarter of 2011, subject to optionsXpress stockholder approval, regulatory approvals, and customary closing conditions, as discussed above.

Off-Balance Sheet Arrangements

The Company enters into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit. Additionally, the Company enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For discussion on the Company’s off-balance sheet arrangements, see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 5. Commitments and Contingent Liabilities.”

RISK MANAGEMENT

The Company’s business activities expose it to a variety of risks, including technology, operations, credit, market, liquidity, legal, and reputational risk. Identification and management of these risks are essential to the success and financial soundness of the Company.

For a discussion on risks that the Company faces and the policies and procedures for risk identification, assessment, and management, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. For updated information on the Company’s credit risk and concentration risk exposures, see below. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” for additional information relating to market risk.

Risk is inherent in the Company’s business. Consequently, despite the Company’s efforts to identify areas of risk and implement risk management policies and procedures, there can be no assurance that the Company will not suffer unexpected losses due to operating or other risks.

Credit Risk Exposures

The Company has exposure to credit risk associated with the Company’s loans to banking clients. The Company’s mortgage loan portfolios primarily include first lien residential mortgage loans (First Mortgage portfolio) of $5.1 billion and HELOCs of $3.5 billion at March 31, 2011.

The Company’s First Mortgage portfolio underwriting requirements are generally consistent with the underwriting requirements in the secondary market for loan portfolios. The Company’s guidelines include maximum loan-to-value (LTV) ratios, cash out limits, and minimum Fair Isaac & Company (FICO) credit scores. The specific guidelines are dependent on the individual characteristics of a loan (for example, whether the property is a primary or secondary residence, whether the loan is for investment property, whether the loan is for an initial purchase of a home or refinance of an existing home, and

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

whether the loan is conforming or jumbo). These credit underwriting standards have limited the exposure to the types of loans that experienced high foreclosures and loss rates elsewhere in the industry in recent years. There have been no significant changes to the LTV ratio or FICO credit score guidelines related to the Company’s First Mortgage or HELOC portfolios during the first quarter of 2011. At March 31, 2011, the weighted-average originated LTV ratios were 60% and 59% for the First Mortgage and HELOC portfolios, respectively. The computation of the origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At March 31, 2011, 21% of HELOCs ($742 million of the HELOC portfolio) were in a first lien position. The weighted-average originated FICO credit scores were 764 and 768 for the First Mortgage and HELOC portfolios, respectively.

The Company does not offer loans that allow for negative amortization and does not originate or purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO credit score of less than 620 at origination), unless the borrower has compensating credit factors. At March 31, 2011, approximately 2% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with FICO credit scores of less than 620.

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

	March 31,	December 31,
	2011	2010
Loan delinquencies (1)	0.87%	0.96%
Nonaccrual loans	0.56%	0.58%
Allowance for loan losses	0.58%	0.60%

(1)	Loan delinquencies are defined as loans that are 30 days or more past due.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios, whose fair values totaled $26.0 billion and $16.7 billion at March 31, 2011, respectively. These portfolios include U.S. agency and non-agency residential mortgage-backed securities, U.S. agency notes, corporate debt securities, asset-backed securities, and certificates of deposit. U.S. agency residential mortgage-backed securities do not have explicit credit ratings, however management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. agencies. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined by the Company as loans to borrowers with a FICO credit score of 620 or higher at origination), and “Alt-A” (defined by the Company as Prime loans with reduced documentation at origination).

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The table below presents the credit ratings for U.S. agency and non-agency residential mortgage-backed securities available for sale and securities held to maturity, including Prime and Alt-A residential mortgage-backed securities, by year of origination. In some instances securities have divergent ratings from Moody’s, Fitch, or Standard & Poor’s. In these instances, the Company has used the lowest rating as of March 31, 2011, for purposes of presenting the table below. Residential mortgage-backed securities, particularly Alt-A securities, experienced continued deteriorating credit characteristics, including increased payment delinquency rates, in the first quarter of 2011. For a discussion of the impact of current market conditions on residential mortgage-backed securities, see “Current Market and Regulatory Environment.”

	AAA		AA to A		BBB		BB or Lower		Total
	Amortized Cost	Net Unrealized Gain (Loss)	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Gain (Loss)
U.S. agency residential mortgage-backed securities:
2005	$355	$5	$—	$—	$—	$—	$—	$—	$355	$5
2006	389	—	—	—	—	—	—	—	389	—
2007	373	5	—	—	—	—	—	—	373	5
2008	2,398	76	—	—	—	—	—	—	2,398	76
2009	6,811	157	—	—	—	—	—	—	6,811	157
2010	17,719	(50)	—	—	—	—	—	—	17,719	(50)
2011	1,877	17	—	—	—	—	—	—	1,877	17

Total	29,922	210	—	—	—	—	—	—	29,922	210

Non-agency residential mortgage-backed securities
2003	19	—	30	(2)	4	—	—	—	53	(2)
2004	46	(2)	31	(1)	14	(3)	44	(7)	135	(13)
2005	8	—	54	(1)	25	—	479	(58)	566	(59)
2006	3	—	—	—	—	—	477	(75)	480	(75)
2007	38	—	—	—	—	—	231	(20)	269	(20)

Total	114	(2)	115	(4)	43	(3)	1,231	(160)	1,503	(169)

Total residential mortgage-backed securities	$30,036	$208	$115	$(4)	$43	$(3)	$1,231	$(160)	$31,425	$41

% of Total residential mortgage-backed securities	96%		—		—		4%		100%

At March 31, 2011, all of the corporate debt securities and non-mortgage asset-backed securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard & Poor’s rating of “BBB-” or higher).

Concentration Risk Exposures

The Company has exposure to concentration risk when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry.

The fair value of the Company’s investments in residential mortgage-backed securities totaled $31.5 billion at March 31, 2011. Of these, $30.2 billion were U.S. agency securities and $1.3 billion were non-agency securities. The U.S. agency securities are included in securities available for sale and securities held to maturity and the non-agency securities are included in securities available for sale. Included in non-agency residential mortgage-backed securities are securities collateralized by Alt-A loans. At March 31, 2011, the amortized cost and fair value of Alt-A mortgage-backed securities were $459 million and $363 million, respectively.

The Company’s investments in corporate debt securities totaled $4.7 billion at March 31, 2011, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, securities held to maturity, cash and investments segregated and on deposit for regulatory purposes, and other securities owned in the Company’s condensed consolidated balance sheets. At March 31, 2011, the Company held $1.8 billion of corporate debt securities issued by financial institutions and guaranteed under the FDIC Temporary Liquidity Guarantee Program.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company’s loans to banking clients include $5.1 billion of adjustable rate first lien residential real estate mortgage loans at March 31, 2011. The Company’s adjustable rate mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 65% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 70% of these interest-only loans are not scheduled to reset for three or more years. The Company’s interest-only loans do not include interest terms described as temporary introductory rates below current market rates. At March 31, 2011, 43% of the residential real estate mortgages and 49% of the HELOC balances were secured by properties which are located in California.

The Company also has exposure to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. The fair value of U.S. Government and agency securities held as collateral for resale agreements totaled $14.2 billion at March 31, 2011.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record certain financial assets and liabilities at fair value, and to determine fair value disclosures. Assets are measured at fair value using quoted prices or market-based information and accordingly are classified as Level 1 or Level 2 measurements in accordance with the fair value hierarchy described in fair value measurement accounting guidance. Liabilities recorded at fair value were not material at either March 31, 2011, or December 31, 2010. See “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 6. Fair Values of Assets and Liabilities” for more information on the Company’s assets and liabilities recorded at fair value.

When available, the Company uses quoted prices in active markets to measure the fair value of assets. When quoted prices do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. The Company validates prices received from pricing services using various methods, including comparison to prices received from other pricing services, comparison to available quoted market prices, internal valuation models, and review of other relevant market data. The Company does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts. At March 31, 2011, and December 31, 2010, the Company did not adjust prices received from independent third-party pricing services.

CRITICAL ACCOUNTING ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no changes to these critical accounting estimate categories during the first quarter of 2011.

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

•

the acquisition of optionsXpress (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 5. Commitments and Contingent Liabilities,” “Current Market and Regulatory Environment” and “Liquidity and Capital Resources – Capital Resources – Business Acquisition”);

•

the impact of legal proceedings and regulatory matters (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 5. Commitments and Contingent Liabilities” and “Part II – Other Information – Item 1 – Legal Proceedings”);

•	target capital ratios (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 9. Regulatory Requirements” and “Liquidity and Capital Resources”);

•	capital expenditures (see “Liquidity and Capital Resources – Capital Resources – Capital Expenditures”); and

•	sources of liquidity, capital, and level of dividends (see “Liquidity and Capital Resources”).

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

Important factors that may cause actual results to differ include, but are not limited to:

•	changes in general economic and financial market conditions;

•	changes in revenues and profit margin due to changes in interest rates;

•	the Company’s ability to attract and retain clients and grow client assets and relationships;

•	the Company’s ability to develop and launch new products, services and capabilities in a timely and successful manner;

•	fluctuations in client asset values due to changes in equity valuations;

•	the performance of securities available for sale;

•	the level of interest rates, including yields available on money market mutual fund eligible instruments;

•	potential breaches of contractual terms for which the Company has guarantee obligations;

•	the timing and the ability of the Company and optionsXpress to satisfy the closing conditions in the merger agreement, including regulatory approvals and optionsXpress stockholder approval;

•	adverse developments in litigation or regulatory matters;

•	amounts recovered on insurance policies;

•	the extent of any charges associated with litigation and regulatory matters;

•	the adverse impact of financial reform legislation and related regulations;

•	the amount of loans to the Company’s brokerage and banking clients;

•	the level of the Company’s stock repurchase activity;

•	the timing and impact of changes in the Company’s level of investments in technology and leasehold improvements;

•	the level of brokerage client cash balances and deposits from banking clients; and

•	the availability and terms of external financing.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in “Part I – Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and “Part II – Other Information – Item 1A – Risk Factors.”

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

Net Interest Revenue Simulation

The Company uses net interest revenue simulation modeling techniques to evaluate and manage the effect of changing interest rates. The simulation model (the model) includes all interest-sensitive assets and liabilities. Key variables in the model include the repricing of financial instruments, prepayment, reinvestment, and product pricing assumptions. The Company uses constant balances and market rates in the model assumptions in order to minimize the number of variables

THE CHARLES SCHWAB CORPORATION

and to better isolate risks. The simulations involve assumptions that are inherently uncertain and, as a result, cannot precisely estimate net interest revenue or predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to balance growth or decline and the timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies, including changes in asset and liability mix.

As represented by the simulations presented below, the Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets generally reprice more quickly than interest-bearing liabilities).

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in market interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months beginning March 31, 2011, and December 31, 2010.

	March 31,	December 31,
	2011	2010
Increase of 100 basis points	14.6%	13.5%
Decrease of 100 basis points	(4.7%)	(4.8%)

The sensitivities shown in the simulation reflect the fact that short-term interest rates in the first quarter of 2011 remained at historically low levels, including the federal funds target rate, which was unchanged at a range of zero to 0.25%. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources in a declining interest rate scenario. A decline in interest rates could therefore negatively impact the yield on the Company’s investment portfolio to a greater degree than any offsetting reduction in interest expense, further compressing net interest margin. Any increases in short-term interest rates result in a greater impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CHARLES SCHWAB CORPORATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see “Part I – Financial Information – Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 5. Commitments and Contingent Liabilities.”

Item 1A.	Risk Factors

During the first quarter of 2011, there have been no material changes to the risk factors in “Part I – Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the first quarter of 2011:

Month	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	1	$17.33	N/A	N/A
February:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	55	$19.07	N/A	N/A
March:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	—	$—	N/A	N/A

Total:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	56	$19.04	N/A	N/A

N/A Not applicable.

(1)

There were no share repurchases under the Share Repurchase Program during the first quarter. Repurchases under this program would occur under authorizations by CSC’s Board of Directors covering up to $500 million and $500 million of common stock publicly announced by the Company on April 25, 2007, and March 13, 2008, respectively. The remaining authorizations do not have an expiration date.

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

Item 3.	Defaults Upon Senior Securities

None.

THE CHARLES SCHWAB CORPORATION

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Instance Document	(1, 2)

101.SCH	XBRL Taxonomy Extension Schema	(1, 2)

101.CAL	XBRL Taxonomy Extension Calculation	(1, 2)

101.DEF	XBRL Extension Definition	(1, 2)

101.LAB	XBRL Taxonomy Extension Label	(1, 2)

101.PRE	XBRL Taxonomy Extension Presentation	(1, 2)

(1)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

(2)	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	May 6, 2011	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Executive Vice President and Chief Financial Officer