Form 10-Q
period 2011-06-30
SCHWAB CHARLES CORP
filed 2011-08-05
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

1,209,410,221 shares of $.01 par value Common Stock

Outstanding on July 22, 2011

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2011

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Revenues
Asset management and administration fees	$502	$437	$1,004	$857

Interest revenue	496	428	977	819
Interest expense	(45)	(45)	(90)	(96)

Net interest revenue	451	383	887	723

Trading revenue	205	233	446	442
Other	35	36	74	67
Provision for loan losses	(1)	(1)	(5)	(15)
Net impairment losses on securities (1)	(2)	(8)	(9)	(16)

Total net revenues	1,190	1,080	2,397	2,058

Expenses Excluding Interest
Compensation and benefits	430	393	867	795
Professional services	92	84	184	164
Occupancy and equipment	73	68	144	136
Advertising and market development	51	43	111	105
Communications	54	53	110	105
Depreciation and amortization	33	36	68	73
Class action litigation and regulatory reserve	7	—	7	196
Other	64	65	126	133

Total expenses excluding interest	804	742	1,617	1,707

Income before taxes on income	386	338	780	351
Taxes on income	(148)	(133)	(299)	(140)

Net Income	$238	$205	$481	$211

Weighted-Average Common Shares Outstanding — Diluted	1,210	1,195	1,208	1,191

Earnings Per Share — Basic	$.20	$.17	$.40	$.18
Earnings Per Share — Diluted	$.20	$.17	$.40	$.18

(1)

Net impairment losses on securities include total other-than-temporary impairment losses of $11 and $13, net of $9 and $5 recognized in other comprehensive income, for the three months ended June 30, 2011 and 2010, respectively. Net impairment losses on securities include total other-than-temporary impairment losses of $11 and $41, net of $2 and $25 recognized in other comprehensive income, for the six months ended June 30, 2011 and 2010, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$6,466	$4,931
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $15,802 at June 30, 2011 and $12,697 at December 31, 2010)	23,842	22,749
Receivables from brokers, dealers, and clearing organizations	456	415
Receivables from brokerage clients — net	11,644	11,235
Other securities owned — at fair value	410	337
Securities available for sale	27,208	23,993
Securities held to maturity (fair value — $16,071 at June 30, 2011 and $17,848 at December 31, 2010)	15,799	17,762
Loans to banking clients — net	9,471	8,725
Loans held for sale	49	185
Equipment, office facilities, and property — net	639	624
Goodwill	631	631
Other assets	957	981

Total assets	$97,572	$92,568

Liabilities and Stockholders’ Equity
Deposits from banking clients	$52,339	$50,590
Payables to brokers, dealers, and clearing organizations	1,356	1,389
Payables to brokerage clients	33,917	30,861
Accrued expenses and other liabilities	1,222	1,496
Long-term debt	2,004	2,006

Total liabilities	90,838	86,342

Stockholders’ equity:
Preferred stock — 9,940,000 shares authorized; $.01 par value per share; none issued	—	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,428,604,522 shares issued	14	14
Additional paid-in capital	3,087	3,034
Retained earnings	7,745	7,409
Treasury stock, at cost — 219,684,046 shares at June 30, 2011 and 226,222,313 shares at December 31, 2010	(4,157)	(4,247)
Accumulated other comprehensive income	45	16

Total stockholders’ equity	6,734	6,226

Total liabilities and stockholders’ equity	$97,572	$92,568

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$481	$211
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5	15
Net impairment losses on securities	9	16
Stock-based compensation	47	43
Excess tax benefits from stock-based compensation	(10)	(3)
Depreciation and amortization	68	73
Other	38	(14)
Originations of loans held for sale	(809)	(810)
Proceeds from sales of loans held for sale	954	870
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	(1,093)	(500)
Receivables from brokers, dealers, and clearing organizations	(47)	57
Receivables from brokerage clients	(413)	(1,248)
Other securities owned	(80)	517
Other assets	(1)	116
Payables to brokers, dealers, and clearing organizations	(33)	299
Payables to brokerage clients	3,056	441
Accrued expenses and other liabilities	(254)	193

Net cash provided by operating activities	1,918	276

Cash Flows from Investing Activities
Purchases of securities available for sale	(7,167)	(8,542)
Proceeds from sales of securities available for sale	450	125
Principal payments on securities available for sale	3,548	7,028
Purchases of securities held to maturity	—	(4,506)
Principal payments on securities held to maturity	1,926	598
Net increase in loans to banking clients	(753)	(504)
Purchase of equipment, office facilities, and property	(77)	(54)
Other investing activities	6	4

Net cash used for investing activities	(2,067)	(5,851)

Cash Flows from Financing Activities
Net change in deposits from banking clients	1,749	6,625
Repayment of long-term debt	(3)	(203)
Net proceeds from common stock offering	—	543
Excess tax benefits from stock-based compensation	10	3
Dividends paid	(145)	(143)
Proceeds from stock options exercised and other	73	19

Net cash provided by financing activities	1,684	6,844

Increase in Cash and Cash Equivalents	1,535	1,269
Cash and Cash Equivalents at Beginning of Period	4,931	8,241

Cash and Cash Equivalents at End of Period	$6,466	$9,510

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$86	$93
Income taxes	$325	$130

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

A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring: In April 2011, the FASB issued new guidance clarifying when a debt restructuring by a creditor constitutes a troubled debt restructuring, which is effective July 1, 2011 for all restructurings that occur on or after January 1, 2011. This guidance clarifies that a troubled debt restructuring only exists when a creditor makes a concession in interest rates or payment terms to a debtor experiencing financial difficulties. It provides additional guidance on determining what constitutes a concession, and on the use of probability in determining if a debtor could be experiencing financial difficulty prior to defaulting on payments. The adoption of this new guidance did not have a material impact on the Company’s financial position, results of operations, EPS, or cash flows.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

3.	Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$15,639	$236	$11	$15,864
Non-agency residential mortgage-backed securities	1,374	1	189	1,186
U.S. agency notes	2,783	14	—	2,797
Corporate debt securities	2,761	10	1	2,770
Asset-backed securities	2,680	8	—	2,688
Certificates of deposit	1,898	5	—	1,903

Total securities available for sale	$27,135	$274	$201	$27,208

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$15,405	$308	$43	$15,670
Asset-backed securities	228	4	—	232
Corporate debt securities	166	3	—	169

Total securities held to maturity	$15,799	$315	$43	$16,071

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$12,879	$222	$3	$13,098
Non-agency residential mortgage-backed securities	1,701	3	234	1,470
U.S. agency notes	2,757	23	—	2,780
Corporate debt securities	2,261	8	1	2,268
Asset-backed securities	2,495	9	2	2,502
Certificates of deposit	1,874	1	—	1,875

Total securities available for sale	$23,967	$266	$240	$23,993

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$16,722	$209	$137	$16,794
Asset-backed securities	702	9	—	711
Corporate debt securities	338	5	—	343

Total securities held to maturity	$17,762	$223	$137	$17,848

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
June 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency residential mortgage-backed securities	$1,558	$11	$—	$—	$1,558	$11
Non-agency residential mortgage-backed securities	129	4	923	185	1,052	189
Corporate debt securities	517	1	—	—	517	1

Total	$2,204	$16	$923	$185	$3,127	$201

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$2,780	$43	$—	$—	$2,780	$43

Total	$2,780	$43	$—	$—	$2,780	$43

Total securities with unrealized losses (1)	$4,984	$59	$923	$185	$5,907	$244

(1)	The number of investment positions with unrealized losses totaled 165 for securities available for sale and 17 for securities held to maturity.

	Less than 12 months		12 months or longer		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency residential mortgage-backed securities	$707	$3	$—	$—	$707	$3
Non-agency residential mortgage-backed securities	—	—	1,207	234	1,207	234
Corporate debt securities	549	1	—	—	549	1
Asset-backed securities	873	2	—	—	873	2

Total	$2,129	$6	$1,207	$234	$3,336	$240

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$6,880	$137	$—	$—	$6,880	$137

Total	$6,880	$137	$—	$—	$6,880	$137

Total securities with unrealized losses (1)	$9,009	$143	$1,207	$234	$10,216	$377

(1)	The number of investment positions with unrealized losses totaled 178 for securities available for sale and 37 for securities held to maturity.

Unrealized losses in securities available for sale of $201 million as of June 30, 2011, were concentrated in non-agency residential mortgage-backed securities. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined as loans to borrowers with a Fair Isaac & Company credit score of 620 or higher at origination), and “Alt-A” (defined as Prime loans with reduced documentation at origination). At June 30, 2011, the amortized cost and fair value of Alt-A residential mortgage-backed securities were $438 million and $335 million, respectively.

Certain Alt-A and Prime residential mortgage-backed securities experienced continued credit deterioration in the first half of 2011, including increased payment delinquency rates and losses on foreclosures of underlying mortgages. Additionally, the securities have experienced a decrease in prepayment rates. Based on the Company’s cash flow projections, management determined that it does not expect to recover all of the amortized cost of these securities and therefore determined that these securities were other-than-temporarily impaired (OTTI). The Company employs a buy and hold strategy relative to its mortgage-related securities, and does not intend to sell these securities and it will not be required to sell these securities before anticipated recovery of the unrealized losses on these securities. Further, the Company has an adequate liquidity position at June 30, 2011, with cash and cash equivalents totaling $6.5 billion, a loan-to-deposit ratio of 18%, adequate

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

access to short-term borrowing facilities and regulatory capital ratios in excess of “well capitalized” levels. Because the Company does not intend to sell these securities and it is not “more likely than not” that the Company will be required to sell these securities, the Company recognized an impairment charge equal to the securities’ expected credit losses of $2 million and $9 million during the second quarter and first half of 2011, respectively. The expected credit losses were measured as the difference between the present value of expected cash flows and the amortized cost of the securities. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional impairment charges.

Actual credit losses on the Company’s residential mortgage-backed securities were not material during the second quarters or first halves of 2011 and 2010.

The following table is a rollforward of the amount of credit losses recognized in earnings for OTTI securities held by the Company during the period for which a portion of the impairment was recognized in other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$103	$68	$96	$60
Credit losses recognized into current period earnings on debt securities for which an other-than-temporary impairment was not previously recognized	2	1	2	4
Credit losses recognized into current period earnings on debt securities for which an other-than-temporary impairment was previously recognized	—	7	7	12

Balance at end of period	$105	$76	$105	$76

The maturities of securities available for sale and securities held to maturity at June 30, 2011, are as follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Securities available for sale:
U.S. agency residential mortgage-backed securities (1)	$—	$9	$1,521	$14,334	$15,864
Non-agency residential mortgage-backed securities (1)	—	—	16	1,170	1,186
U.S. agency notes	—	2,797	—	—	2,797
Corporate debt securities	567	2,203	—	—	2,770
Asset-backed securities	—	849	546	1,293	2,688
Certificates of deposit	802	1,101	—	—	1,903

Total fair value	$1,369	$6,959	$2,083	$16,797	$27,208
Total amortized cost	$1,365	$6,930	$2,064	$16,776	$27,135

Securities held to maturity:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$988	$14,682	$15,670
Asset-backed securities	—	232	—	—	232
Corporate debt securities	51	118	—	—	169

Total fair value	$51	$350	$988	$14,682	$16,071
Total amortized cost	$50	$345	$1,023	$14,381	$15,799

(1)

Residential mortgage-backed securities have been allocated over maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Proceeds and gross realized gains (losses) from sales of securities available for sale are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Proceeds	$250	$125	$450	$125
Gross realized gains	$1	$—	$1	$—
Gross realized losses	$—	$—	$—	$—

4.	Loans to Banking Clients and Related Allowance for Loan Losses

The composition of loans to banking clients by loan segment is as follows:

	June 30, 2011	December 31, 2010
Residential real estate mortgages	$5,312	$4,695
Home equity lines of credit	3,513	3,500
Personal loans secured by securities	675	562
Other	21	21

Total loans to banking clients (1)	9,521	8,778
Allowance for loan losses	(50)	(53)

Total loans to banking clients – net	$9,471	$8,725

(1)	All loans are collectively evaluated for impairment by loan segment.

Changes in the allowance for loan losses were as follows:

	June 30, 2011					June 30, 2010
Three Months Ended	Residential real estate mortgages	Home equity lines of credit	Personal loans secured by securities	Other	Total
Balance at beginning of period	$37	$16	$—	$—	$53	$53
Charge-offs	(3)	(2)	—	—	(5)	(4)
Recoveries	—	1	—	—	1	1
Provision for loan losses	—	1	—	—	1	1

Balance at end of period	$34	$16	$—	$—	$50	$51

	June 30, 2011					June 30, 2010
Six Months Ended	Residential real estate mortgages	Home equity lines of credit	Personal loans secured by securities	Other	Total
Balance at beginning of period	$38	$15	$—	$—	$53	$45
Charge-offs	(6)	(3)	—	—	(9)	(10)
Recoveries	—	1	—	—	1	1
Provision for loan losses	2	3	—	—	5	15

Balance at end of period	$34	$16	$—	$—	$50	$51

Included in the loan portfolio are nonaccrual loans totaling $46 million and $51 million at June 30, 2011 and December 31, 2010, respectively. There were no loans accruing interest that were contractually 90 days or more past due at June 30, 2011 or December 31, 2010. The amount of interest revenue that would have been earned on nonaccrual loans, versus actual interest revenue recognized on these loans, was not material to the Company’s results of operations in the first halves of

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

2011 or 2010. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $53 million and $54 million at June 30, 2011 and December 31, 2010, respectively. The Company considers loan modifications in which it makes an economic concession to a borrower experiencing financial difficulty to be a troubled debt restructuring. Troubled debt restructurings were not material at June 30, 2011 or December 31, 2010.

The delinquency aging analysis by loan class is as follows:

June 30, 2011	Current	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total loans
Residential real estate mortgages:
Originated first mortgages	$5,155	$14	$4	$30	$48	$5,203
Purchased first mortgages	102	2	—	5	7	109
Home equity lines of credit	3,501	5	1	6	12	3,513
Personal loans secured by securities	670	—	—	5	5	675
Other	21	—	—	—	—	21

Total loans to banking clients	$9,449	$21	$5	$46	$72	$9,521

December 31, 2010
Residential real estate mortgages:
Originated first mortgages	$4,527	$18	$5	$38	$61	$4,588
Purchased first mortgages	100	2	1	4	7	107
Home equity lines of credit	3,489	5	2	4	11	3,500
Personal loans secured by securities	557	—	—	5	5	562
Other	21	—	—	—	—	21

Total loans to banking clients	$8,694	$25	$8	$51	$84	$8,778

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

In addition to monitoring the delinquency characteristics as presented in the aging analysis above, the Company monitors the credit quality of residential real estate mortgages and home equity lines of credit (HELOCs) by stratifying the portfolios by the year of origination, borrower Fair Issac & Company (FICO) scores at origination, updated FICO scores, and loan-to-value ratios at origination (Origination LTV), as presented in the following tables. Borrowers’ FICO scores are provided by an independent third party credit reporting service and were last updated in June 2011. The Company monitors the credit quality of personal loans secured by securities by reviewing the fair value of collateral to ensure adequate collateralization of at least 100% of the principal amount of the loans. All of these loans were fully collateralized by securities with fair values in excess of borrowing amounts at June 30, 2011 and December 31, 2010.

	Residential real estate mortgages			Home equity lines of credit
June 30, 2011	Originated first mortgages	Purchased first mortgages	Total
Year of origination
Pre-2007	$322	$55	$377	$1,097
2007	338	9	347	237
2008	606	7	613	1,300
2009	704	11	715	443
2010	2,094	20	2,114	321
2011	1,139	7	1,146	115

Total	$5,203	$109	$5,312	$3,513

Origination FICO
< 620	$10	$2	$12	$—
620 - 679	118	14	132	24
680 - 739	1,018	33	1,051	675
≥ 740	4,057	60	4,117	2,814

Total	$5,203	$109	$5,312	$3,513

Updated FICO
< 620	$66	$3	$69	$45
620 - 679	153	17	170	94
680 - 739	787	28	815	480
≥ 740	4,197	61	4,258	2,894

Total	$5,203	$109	$5,312	$3,513

Origination LTV (1)
≤ 70%	$3,335	$57	$3,392	$2,376
71% - 89%	1,839	50	1,889	1,137
≥ 90%	29	2	31	—

Total	$5,203	$109	$5,312	$3,513

(1)

The computation of the Origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At June 30, 2011, $750 million of $3.5 billion in HELOCs were in a first lien position.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

	Residential real estate mortgages			Home equity lines of credit
December 31, 2010	Originated first mortgages	Purchased first mortgages	Total
Year of origination
Pre-2007	$352	$58	$410	$1,132
2007	384	9	393	245
2008	728	8	736	1,345
2009	884	12	896	466
2010	2,240	20	2,260	312

Total	$4,588	$107	$4,695	$3,500

Origination FICO
< 620	$9	$2	$11	$—
620 - 679	115	15	130	26
680 - 739	907	33	940	677
≥ 740	3,557	57	3,614	2,797

Total	$4,588	$107	$4,695	$3,500

Updated FICO
< 620	$63	$9	$72	$49
620 - 679	147	8	155	99
680 - 739	730	29	759	499
≥ 740	3,648	61	3,709	2,853

Total	$4,588	$107	$4,695	$3,500

Origination LTV (1)
≤ 70%	$2,911	$55	$2,966	$2,375
71% - 89%	1,659	51	1,710	1,092
≥ 90%	18	1	19	33

Total	$4,588	$107	$4,695	$3,500

(1)

The computation of the Origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At December 31, 2010, $742 million of $3.5 billion in HELOCs were in a first lien position.

5.	Commitments and Contingent Liabilities

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company partially satisfies the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the clearing houses, which are issued by multiple banks. At June 30, 2011, the aggregate face amount of these LOCs totaled $445 million. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs in favor of these brokerage clients, which are issued by multiple banks. At June 30, 2011, the aggregate face amount of these LOCs totaled $61 million. There were no funds drawn under any of these LOCs at June 30, 2011.

The Company also provides guarantees to securities clearing houses and exchanges under standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing houses and exchanges, other members would be required to meet shortfalls. The Company’s liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the potential requirement for the Company to make payments under these arrangements is remote. Accordingly, no liability has been recognized for these guarantees.

On March 21, 2011, the Company announced a definitive agreement to acquire optionsXpress Holdings, Inc. (optionsXpress), an online brokerage firm primarily focused on equity option securities and futures. Under the terms of the agreement, optionsXpress® stockholders will receive 1.02 shares of the Company’s common stock for each share of

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

optionsXpress stock. The value of the transaction is dependent on the value of the Company’s common stock at closing and therefore will fluctuate with the market price of the Company’s common stock. The transaction is expected to close in the third quarter of 2011, subject to optionsXpress stockholder approval, regulatory approvals, and customary closing conditions.

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

The Company believes it has strong defenses in all significant matters currently pending and is contesting liability and any damages claimed. Nevertheless, some of these matters may result in adverse judgments or awards, including penalties, injunctions or other relief, and the Company may also determine to settle a matter because of the uncertainty and risks of litigation. Described below are certain matters in which there is a reasonable possibility that a material loss will be incurred or where the matter may otherwise be of significant interest to stockholders. With respect to all other pending matters, based on current information and consultation with counsel, it does not appear that the outcome of any such matter will be material to the financial condition, operating results or cash flows of the Company.

Predicting the outcome of a litigation or regulatory matter is inherently difficult, however, requiring significant judgment and evaluation of various factors, including the procedural status of the matter and any recent developments; prior experience and the experience of others in similar cases; available defenses, including potential opportunities to dispose of a case on the merits or procedural grounds before trial (e.g., motions to dismiss or for summary judgment); the progress of fact discovery; the opinions of counsel and experts regarding potential damages; potential opportunities for settlement and the status of any settlement discussions; and potential insurance coverage and indemnification. Often when legal proceedings or regulatory investigations are at an early stage, as in the case of the Auction Rate Securities Regulatory Inquiries and Total Bond Market Fund Litigation matters described below, it is not possible to reasonably estimate potential liability, if any, or a range of potential liability until the matter is closer to resolution. Numerous issues have to be developed, such as discovery of important factual matters and determination of threshold legal issues, which may include novel or unsettled questions of law. Reserves are established or adjusted or further disclosure and estimates of potential loss are provided as the matter progresses and more information becomes available.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

On September 28, 2010, plaintiffs filed a second amended class action complaint which named Schwab Investments and current and former trustees and officers of the trust as defendants and dropped the federal securities law claim and certain of the state law claims. Defendants moved to dismiss the second amended complaint on November 10, 2010. On March 2, 2011, the court granted defendants’ motion to dismiss with leave to amend certain claims. On March 29, 2011, plaintiffs filed a third amended complaint; defendants’ motion to dismiss the third amended complaint was filed April 25, 2011, and remains pending.

optionsXpress Merger Litigation: Between March 21, 2011 and April 6, 2011, ten purported class action lawsuits were filed by optionsXpress stockholders challenging Schwab’s proposed acquisition of optionsXpress. Named defendants include the Company, optionsXpress and members of its board of directors. Seven lawsuits were filed in the Circuit Court of Cook County, Illinois and consolidated in a single amended complaint on May 9, 2011 (Consolidated Illinois Action); and three lawsuits were filed in the Court of Chancery of the State of Delaware and consolidated in a single amended complaint on April 25, 2011 (Consolidated Delaware Action). On April 28, 2011, the Delaware court stayed the Consolidated Delaware Action in favor of the Consolidated Illinois Action. The complaints generally allege that optionsXpress directors breached fiduciary duties owed to optionsXpress’ stockholders by allegedly approving the merger agreement at an unfair price and terms and through an unfair process, and that the Company aided and abetted the alleged fiduciary breaches. The lawsuits seek, among other relief, an injunction against the merger, rescission in the event the merger is completed, an accounting for alleged damages, and an award of costs and attorneys’ fees.

On May 20, 2011, defendants moved to dismiss the Consolidated Illinois Action. On June 16, 2011, the Illinois court dismissed all claims against the Company with prejudice. On July 29, 2011, the parties entered into a settlement agreement under which defendants would provide certain supplemental disclosures in exchange for full releases of all claims related to the merger, including all claims in the Consolidated Illinois Action and the Consolidated Delaware Action. Defendants also agreed not to oppose any fee application by plaintiffs’ counsel that does not exceed $650,000. The settlement is subject to court approval and is conditioned on consummation of the merger. Defendants deny any wrongdoing in connection with the merger and believe the claims lack merit. In the event the settlement is not finalized, the remaining defendants will continue to defend the claims vigorously.

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

Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurement accounting guidance describes the fair value hierarchy for disclosing assets and liabilities measured at fair value based on the inputs used to value them. The fair value hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are based on market pricing data obtained from sources independent of the Company. A quoted price in an active market provides the most reliable evidence of fair value and is generally used to measure fair value whenever available. Unobservable inputs reflect management’s judgment about the assumptions market participants would use in pricing the asset or liability. Where inputs used to measure fair value of an asset or liability are from different levels of the hierarchy, the asset or liability is categorized based on the lowest level input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input requires judgment. The fair value hierarchy includes three levels based on the objectivity of the inputs as follows:

•

Level 1 inputs are quoted prices in active markets as of the measurement date for identical assets or liabilities that the Company has the ability to access. This category includes active exchange-traded money market funds, mutual funds, and equity securities. The Company did not transfer any assets or liabilities between Level 1 and Level 2 during the first half of 2011, or the year ended December 31, 2010.

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

•

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company did not have any financial assets or liabilities utilizing Level 3 inputs as of June 30, 2011, or December 31, 2010.

Assets and Liabilities Recorded at Fair Value

The Company’s assets recorded at fair value include certain cash equivalents, investments segregated and on deposit for regulatory purposes, other securities owned, and securities available for sale. The Company’s liabilities recorded at fair value include securities sold, not yet purchased. When available, the Company uses quoted prices in active markets to measure the fair value of assets and liabilities. When quoted prices do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. The Company validates prices received from the pricing services using various methods, including comparison to prices received from additional pricing services, comparison to quoted market prices, where available, comparison to internal valuation models, and review of other relevant market data. The Company does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts. At June 30, 2011, and December 31, 2010, the Company did not adjust prices received from independent third-party pricing services.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The following table presents the fair value hierarchy as of June 30, 2011, for assets and liabilities measured at fair value:

June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets
Cash equivalents:
Money market funds	$1,927	$—	$—	$1,927

Total cash equivalents	1,927	—	—	1,927
Investments segregated and on deposit for regulatory purposes:
U.S. Government securities	—	1,318	—	1,318
Certificates of deposit	—	2,125	—	2,125
Corporate debt securities	—	1,386	—	1,386

Total investments segregated and on deposit for regulatory purposes	—	4,829	—	4,829
Other securities owned:
Schwab Funds® money market funds	230	—	—	230
Equity and bond mutual funds	91	—	—	91
State and municipal debt obligations	—	55	—	55
Equity, U.S. Government and corporate debt, and other securities	—	34	—	34

Total other securities owned	321	89	—	410
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	15,864	—	15,864
Non-agency residential mortgage-backed securities	—	1,186	—	1,186
U.S. agency notes	—	2,797	—	2,797
Corporate debt securities	—	2,770	—	2,770
Asset-backed securities	—	2,688	—	2,688
Certificates of deposit	—	1,903	—	1,903

Total securities available for sale	—	27,208	—	27,208

Total	$2,248	$32,126	$—	$34,374

Liabilities
Securities sold, not yet purchased (1)	$83	$4	$—	$87

(1)	Securities sold, not yet purchased are included in accrued expenses and other liabilities.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The following table presents the fair value hierarchy as of December 31, 2010, for assets measured at fair value. Liabilities recorded at fair value as of December 31, 2010, are not material, and therefore are not included in the following table:

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

Fair Value of Assets and Liabilities Not Recorded at Fair Value

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of assets and liabilities not recorded at fair value are described below. There were no significant changes in these methodologies or assumptions during the first half of 2011.

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

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Securities held to maturity	$15,799	$16,071	$17,762	$17,848
Loans to banking clients – net	$9,471	$9,141	$8,725	$8,469
Loans held for sale	$49	$51	$185	$194
Financial Liabilities:
Long-term debt	$2,004	$2,141	$2,006	$2,116

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

7.	Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$238	$205	$481	$211
Other comprehensive income:
Change in net unrealized gain (loss) on securities available for sale:
Net unrealized gain	16	67	37	189
Reclassification of impairment charges included in earnings	2	8	9	16
Other reclassification of gains in earnings	1	—	1	—
Income tax effect	(8)	(29)	(18)	(79)

Total other comprehensive income	11	46	29	126

Comprehensive income	$249	$251	$510	$337

Accumulated other comprehensive income (loss) represents cumulative gains and losses that are not reflected in earnings. Accumulated other comprehensive income (loss) balances were:

	Net unrealized gain (loss) on securities available for sale
	Portion of unrealized gain (loss) on Non-OTTI securities	Portion of unrealized loss on OTTI securities (1)	Net unrealized loss on cash flow hedging instruments	Total accumulated other comprehensive income (loss)
Balance at December 31, 2009	$(77)	$(114)	$—	$(191)
Reclassification of OTTI securities	21	(21)	—	—
Other net changes	101	25	—	126

Balance at June 30, 2010	$45	$(110)	$—	$(65)

Balance at December 31, 2010	$88	$(71)	$(1)	$16
Reclassification of OTTI securities	6	(6)	—	—
Other net changes	26	2	1	29

Balance at June 30, 2011	$120	$(75)	$—	$45

(1)	OTTI securities are securities for which the Company has recognized an impairment charge through earnings.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income available to common stockholders (1)	$238	$205	$481	$211

Weighted-average common shares outstanding — basic	1,207	1,191	1,205	1,187
Common stock equivalent shares related to stock incentive plans	3	4	3	4

Weighted-average common shares outstanding — diluted (2)	1,210	1,195	1,208	1,191

Basic EPS	$.20	$.17	$.40	$.18
Diluted EPS	$.20	$.17	$.40	$.18

(1)	Net income available to participating securities (unvested restricted shares) was not material for the second quarters and first halves of 2011 or 2010.
(2)

Antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS totaled 42 million and 38 million shares for the second quarters of 2011 and 2010, respectively, and 43 million and 38 million shares for the first halves of 2011 and 2010, respectively.

9.	Regulatory Requirements

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution subsidiary, is a federal savings bank. Through June 30, 2011, CSC and Schwab Bank were both subject to supervision and regulation by the Office of Thrift Supervision. As a savings and loan holding company, CSC was not subject to specific statutory capital requirements. However, CSC was required to maintain capital that was sufficient to support the holding company and its subsidiaries’ business activities, and the risks inherent in those activities.

The “Dodd-Frank Wall Street Reform and Consumer Protection Act” legislation eliminated the Office of Thrift Supervision effective July 21, 2011. As a result, the Federal Reserve became CSC’s primary regulator and the Office of the Comptroller of the Currency became the primary regulator of Schwab Bank.

Schwab Bank is required to maintain minimum capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. At June 30, 2011, CSC and Schwab Bank met the capital level requirements.

The regulatory capital and ratios for Schwab Bank at June 30, 2011, are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$4,332	23.4%	$740	4.0%	$1,110	6.0%
Total Risk-Based Capital	$4,381	23.7%	$1,480	8.0%	$1,850	10.0%
Tier 1 Core Capital	$4,332	7.6%	$2,271	4.0%	$2,839	5.0%
Tangible Equity	$4,332	7.6%	$1,136	2.0%	N/A

N/A Not applicable.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Based on its regulatory capital ratios at June 30, 2011, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events since June 30, 2011, that management believes have changed Schwab Bank’s capital category.

Schwab is subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule). Schwab computes net capital under the alternative method permitted by the Uniform Net Capital Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement, which is based on the type of business conducted by the broker-dealer. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent company or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement. At June 30, 2011, 2% of aggregate debit balances was $258 million, which exceeded the minimum dollar requirement for Schwab of $250,000. At June 30, 2011, Schwab’s net capital was $1.3 billion (10% of aggregate debit balances), which was $1.0 billion in excess of its minimum required net capital and $649 million in excess of 5% of aggregate debit balances.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Financial information for the Company’s reportable segments is presented in the following table:

	Investor Services		Institutional Services		Unallocated		Total
Three Months Ended June 30,	2011	2010	2011	2010	2011	2010	2011	2010
Net Revenues:
Asset management and administration fees	$275	$229	$227	$209	$—	$(1)	$502	$437
Net interest revenue	387	326	64	58	—	(1)	451	383
Trading revenue	136	157	70	76	(1)	—	205	233
Other	16	17	19	17	—	2	35	36
Provision for loan losses	(1)	(1)	—	—	—	—	(1)	(1)
Net impairment losses on securities	(2)	(7)	—	(1)	—	—	(2)	(8)

Total net revenues	811	721	380	359	(1)	—	1,190	1,080

Expenses Excluding Interest	547	503	258	241	(1)	(2)	804	742

Income before taxes on income	$264	$218	$122	$118	$—	$2	$386	$338

Taxes on income							(148)	(133)

Net Income							$238	$205

	Investor Services		Institutional Services		Unallocated		Total
Six Months Ended June 30,	2011	2010	2011	2010	2011	2010	2011	2010
Net Revenues:
Asset management and administration fees	$551	$444	$453	$413	$—	$—	$1,004	$857
Net interest revenue	760	614	127	109	—	—	887	723
Trading revenue	296	297	150	145	—	—	446	442
Other	36	34	38	33	—	—	74	67
Provision for loan losses	(4)	(13)	(1)	(2)	—	—	(5)	(15)
Net impairment losses on securities	(8)	(14)	(1)	(2)	—	—	(9)	(16)

Total net revenues	1,631	1,362	766	696	—	—	2,397	2,058

Expenses Excluding Interest (1)	1,101	1,032	518	483	(2)	192	1,617	1,707

Income before taxes on income	$530	$330	$248	$213	$2	$(192)	$780	$351

Taxes on income							(299)	(140)

Net Income							$481	$211

(1)	Unallocated amount includes a class action litigation reserve of $196 million in the first half of 2010.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key financial and non-financial metrics in evaluating the Company’s financial position and operating performance. Results for the second quarters and first halves of 2011 and 2010 are shown in the following table:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2011	2010		2011	2010
Client Activity Metrics:
Net new client assets (1) (in billions)	$15.4	$(37.5)	N/M	$38.4	$(14.2)	N/M
Client assets (in billions, at quarter end)	1,655.5	1,361.5	22%
Clients’ daily average trades (2) (in thousands)	397.1	436.6	(9%)	434.5	426.2	2%

Company Financial Metrics:
Net revenues	$1,190	$1,080	10%	$2,397	$2,058	16%
Expenses excluding interest	804	742	8%	1,617	1,707	(5%)

Income before taxes on income	386	338	14%	780	351	122%
Taxes on income	(148)	(133)	11%	(299)	(140)	114%

Net income	$238	$205	16%	$481	$211	128%

Earnings per share — diluted	$.20	$.17	18%	$.40	$.18	122%
Net revenue growth (decline) from prior year	10%	—		16%	(6%)
Pre-tax profit margin	32.4%	31.3%		32.5%	17.1%
Return on stockholders’ equity (annualized)	14%	14%		15%	8%
Annualized net revenue per average full-time equivalent employee (in thousands)	$361	$343	5%	$366	$327	12%

(1)	Includes net outflows of $51.5 billion in the second quarter of 2010 related to the planned deconversion of a mutual fund clearing services client.
(2)	Amounts include all commission free trades, including the Company’s Mutual Fund OneSource® funds and Exchange-Traded Funds, and other proprietary products.

N/M Not meaningful.

The broad equity markets ended the second quarter of 2011 relatively flat compared to the first quarter of 2011. On a year-over-year basis, the Nasdaq Composite Index, the Standard & Poor’s 500 Index, and the Dow Jones Industrial Average grew 32%, 28%, and 27%, respectively. The low interest rate environment persisted in the second quarter as the federal funds target rate remained unchanged during the quarter at a range of zero to 0.25% and the three-month London Interbank Offered Rate (LIBOR) decreased by 29 basis points to 0.25% compared to the second quarter of 2010.

The Company’s long-term investment in expanding and improving product and service capabilities for its clients was reflected in continued strength in its key client activity metrics during the second quarter of 2011. Despite the challenging market environment, net new client assets totaled $15.4 billion and total client assets ended the second quarter at $1.66 trillion, up 22% from the second quarter of 2010. Although clients’ daily average trades of 397,100 in the second quarter of 2011 were down 9% on a year-over-year basis, clients’ daily average trades of 434,500 in the first half of 2011 were up 2% on a year-over-year basis.

For the second quarter of 2011, net revenues increased by 10% compared to the second quarter of 2010 primarily due to increases in net interest revenue and asset management and administration fees, partially offset by a decrease in trading revenue. Net interest revenue increased primarily due to higher average balances of interest-earning assets during the quarter. Asset management and administration fees increased due to higher average asset valuations, continued asset inflows, and increases in fees from the Company’s advice solutions, offset by money market mutual fund fee waivers, which were

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

$128 million and $113 million in the second quarter of 2011 and 2010, respectively. Trading revenue decreased primarily due to lower daily average revenue trades.

For the first half of 2011, net revenues increased by 16% compared to the first half of 2010 primarily due to increases in net interest revenue and asset management and administration fees. Net interest revenue increased primarily due to higher average balances of interest-earning assets during the first half of 2011. Asset management and administration fees increased due to higher average asset valuations, continued asset inflows, and increases in fees from the Company’s advice solutions, offset by money market mutual fund fee waivers, which were $240 million and $238 million in the first half of 2011 and 2010, respectively. Trading revenue remained relatively flat in the first half of 2011 compared to the first half of 2010.

Expenses excluding interest increased by 8% in the second quarter of 2011 compared to the second quarter of 2010 primarily due to increases in compensation and benefits expense, professional services expense, and advertising and market development expense. The Company’s ongoing expense discipline combined with a 10% increase in net revenues resulted in a 32.4% pre-tax profit margin in the second quarter of 2011 – the second consecutive quarter in excess of 32.0% – and a 16% increase in net income from the second quarter of 2010.

Expenses excluding interest decreased by 5% in the first half of 2011 compared to the first half of 2010 primarily due to a class action litigation reserve of $196 million relating to the Schwab YieldPlus Fund® in the first quarter of 2010, partially offset by increases in compensation and benefits expense and professional services expense.

Business Acquisition

On March 21, 2011, the Company announced a definitive agreement to acquire optionsXpress Holdings, Inc. (optionsXpress), an online brokerage firm primarily focused on equity option securities and futures. Under the terms of the agreement, optionsXpress® stockholders will receive 1.02 shares of the Company’s common stock for each share of optionsXpress stock. The value of the transaction is dependent on the value of the Company’s common stock at closing and therefore will fluctuate with the market price of the Company’s common stock. The transaction is expected to close in the third quarter of 2011, subject to optionsXpress stockholder approval, regulatory approvals, and customary closing conditions.

CURRENT MARKET AND REGULATORY ENVIRONMENT

The equity markets showed improvement from 2010, which helped strengthen the Company’s net revenues in the second quarter and first half of 2011, however, the interest rate environment remains challenging and may continue to constrain growth in the Company’s net revenues.

Short-term interest rates remained at historically low levels during the second quarter of 2011, as the federal funds target rate was unchanged at a range of zero to 0.25%. Additionally, one-month and three-month LIBOR both decreased from the first quarter of 2011 by 6 basis points to 0.18% and 0.25%, respectively. To the extent rates remain at these low levels, the Company’s net interest revenue will continue to be constrained, even as growth in average balances helps increase net interest revenue. The low interest rate environment also affects asset management and administration fees. The overall yields on certain Schwab-sponsored money market mutual funds have remained at levels at or below the management fees on those funds. The Company continues to waive a portion of its management fees, which it began in the first quarter of 2009, so that the funds can continue providing a positive return to clients. These and other money market mutual funds may not be able to replace maturing securities with securities of equal or higher yields. As a result, the overall yield on such funds may remain around its current level, and therefore below the management fees on those funds, or it may decline further. To the extent this occurs, fees may be waived and waivers could increase from the second quarter 2011 level, which would negatively affect asset management and administration fees.

The Company recorded net impairment charges of $2 million and $9 million related to certain non-agency residential mortgage-backed securities in the second quarter and first half of 2011 due to credit deterioration of the securities’ underlying loans. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional impairment charges. The Company has filed lawsuits

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

in state court in San Francisco for rescission and damages against issuers and underwriters of certain non-agency residential mortgage-backed securities on which the Company has experienced realized and unrealized losses. The lawsuits allege that offering documents for the securities contained material untrue and misleading statements about the securities and the underwriting standards and credit quality of the underlying loans. The cases, which had been removed to federal court by defendants, were recently remanded to state court and remain pending. As a result of the current U.S. budget deficit concerns, one or more credit rating agencies may downgrade the U.S. government’s credit rating. Any downgrade could decrease the value of the Company’s securities in both the available for sale and held to maturity portfolios.

The “Dodd-Frank Wall Street Reform and Consumer Protection Act” was signed into law in July 2010. Among other things, the legislation authorizes various assessments and fees and requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions. The legislation also eliminated the Office of Thrift Supervision effective July 21, 2011 and, as a result, the Federal Reserve became CSC’s primary regulator and the Office of the Comptroller of the Currency became the primary regulator of Schwab Bank. CSC is continuing to review the impact the legislation, studies and related rule-making will have on the Company’s business, financial condition, and results of operations.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

The following discussion presents an analysis of the Company’s results of operations for the second quarter and first half of 2011 compared to the same periods in 2010.

Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. Asset management and administration fees and net interest revenue increased, while trading revenue decreased in the second quarter of 2011 compared to the second quarter of 2010. Asset management and administration fees and net interest revenue increased, while trading revenue remained relatively flat in the first half of 2011 compared to the first half of 2010.

Three Months Ended June 30,		2011		2010
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Schwab money market funds before fee waivers	(3%)	$208		$215
Fee waivers	13%	(128)		(113)

Schwab money market funds after fee waivers	(22%)	80	7%	102	9%
Equity and bond funds	15%	31	3%	27	3%
Mutual Fund OneSource®	21%	182	15%	150	14%

Total mutual funds	5%	293	25%	279	26%
Advice solutions	51%	134	11%	89	8%
Other	9%	75	6%	69	6%

Asset management and administration fees	15%	502	42%	437	40%

Net interest revenue
Interest revenue	16%	496	42%	428	39%
Interest expense	—	(45)	(4%)	(45)	(4%)

Net interest revenue	18%	451	38%	383	35%

Trading revenue
Commissions	(12%)	189	16%	214	20%
Principal transactions	(16%)	16	1%	19	2%

Trading revenue	(12%)	205	17%	233	22%

Other	(3%)	35	3%	36	4%

Provision for loan losses	—	(1)	—	(1)	—

Net impairment losses on securities	(75%)	(2)	—	(8)	(1%)

Total net revenues	10%	$1,190	100%	$1,080	100%

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Six Months Ended June 30,		2011		2010
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Schwab money market funds before fee waivers	(5%)	$419		$439
Fee waivers	1%	(240)		(238)

Schwab money market funds after fee waivers	(11%)	179	7%	201	10%
Equity and bond funds	9%	60	3%	55	3%
Mutual Fund OneSource®	20%	356	15%	297	14%

Total mutual funds	8%	595	25%	553	27%
Advice solutions	58%	263	11%	166	8%
Other	6%	146	6%	138	7%

Asset management and administration fees	17%	1,004	42%	857	42%

Net interest revenue
Interest revenue	19%	977	41%	819	40%
Interest expense	(6%)	(90)	(4%)	(96)	(5%)

Net interest revenue	23%	887	37%	723	35%

Trading revenue
Commissions	2%	414	17%	407	20%
Principal transactions	(9%)	32	2%	35	1%

Trading revenue	1%	446	19%	442	21%

Other	10%	74	3%	67	4%

Provision for loan losses	(67%)	(5)	—	(15)	(1%)

Net impairment losses on securities	(44%)	(9)	(1%)	(16)	(1%)

Total net revenues	16%	$2,397	100%	$2,058	100%

Asset Management and Administration Fees

Asset management and administration fees include mutual fund service fees and fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for shareholder services, administration, and investment management provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. These fees are based upon the daily balances of client assets invested in these funds. The Company also earns asset management fees for advisory and managed account services, which are based on the daily balances of client assets subject to the specific fee for service. The fair values of client assets included in proprietary and third-party mutual funds are based on quoted market prices and other observable market data. Other asset management and administration fees include various asset based fees, such as trust fees, 401k record keeping fees, and other service fees. Asset management and administration fees may vary with changes in the balances of client assets due to market fluctuations and client activity. For discussion of the impact of current market conditions on asset management and administration fees, see “Current Market and Regulatory Environment.”

Asset management and administration fees increased by $65 million, or 15%, and $147 million, or 17%, in the second quarter and first half of 2011 compared to the same periods in 2010, respectively, primarily due to increases in mutual fund service fees and advice solutions fees.

Mutual fund service fees increased by $14 million, or 5%, and $42 million, or 8%, in the second quarter and first half of 2011 compared to the same periods in 2010, respectively, primarily due to higher average balances of client assets invested in the Company’s Mutual Fund OneSource funds and equity and bond funds as a result of higher average asset valuations and continued asset inflows. The increase in mutual fund service fees was partially offset by an increase in money market mutual fund fee waivers. Given the low interest rate environment in the second quarters and first halves of 2011 and 2010,

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

the overall yields on certain Schwab-sponsored money market mutual funds have remained at levels at or below the management fees on those funds. As a result, the Company waived a portion of its fees in the second quarters and first halves of 2011 and 2010 in order to provide a positive return to clients.

Advice solutions fees increased by $45 million, or 51%, and $97 million, or 58%, in the second quarter and first half of 2011 compared to the same periods in 2010, respectively, primarily due to higher average balances of client assets participating in advisory and managed account services programs, including Schwab Private Client and Schwab Managed Portfolios™. The increase in advice solutions fees was also due to temporary fee rebates of $23 million and $52 million, which reduced advice solutions fees in the second quarter and first half of 2010, respectively, under a rebate program that ended in 2010.

Net Interest Revenue

Net interest revenue is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. The Company is positioned so that the consolidated balance sheet produces an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets generally reprice more quickly than interest-bearing liabilities). When interest rates fall, the Company may attempt to mitigate some of this negative impact by extending the maturities of assets in investment portfolios to lock in asset yields as well as by lowering rates paid to clients on interest-bearing liabilities. Since the Company establishes the rates paid on certain brokerage client cash balances and deposits from banking clients, as well as the rates charged on receivables from brokerage clients, and also controls the composition of its investment securities, it has some ability to manage its net interest spread. However, the spread is influenced by external factors such as the interest rate environment and competition. For discussion of the impact of current market conditions on net interest revenue, see “Current Market and Regulatory Environment.”

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheet:

Three Months Ended June 30,	2011			2010
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$5,318	$3	0.23%	$7,226	$5	0.28%
Cash and investments segregated	23,478	9	0.15%	19,007	14	0.30%
Broker-related receivables (1)	367	—	—	341	—	0.10%
Receivables from brokerage clients	10,880	122	4.50%	8,917	111	4.99%
Other securities owned (1)	—	—	—	46	—	0.51%
Securities available for sale (2)	26,105	110	1.69%	23,615	124	2.11%
Securities held to maturity	16,350	145	3.56%	9,168	86	3.76%
Loans to banking clients	9,366	77	3.30%	7,785	68	3.50%
Loans held for sale (1)	27	—	4.71%	51	1	5.00%

Total interest-earning assets	91,891	466	2.03%	76,156	409	2.15%

Other interest revenue		30			19

Total interest-earning assets	$91,891	$496	2.17%	$76,156	$428	2.25%

Funding sources:
Deposits from banking clients	$51,338	$16	0.13%	$43,076	$25	0.23%
Payables to brokerage clients (1)	28,086	—	0.01%	22,168	1	0.02%
Long-term debt	2,004	27	5.40%	1,309	19	5.82%

Total interest-bearing liabilities	81,428	43	0.21%	66,553	45	0.27%

Noninterest-bearing funding sources	10,463			9,603
Other interest expense		2			—

Total funding sources	$91,891	$45	0.20%	$76,156	$45	0.23%

Net interest revenue		$451	1.97%		$383	2.02%

(1)	Interest revenue or expense was less than $500,000 in the period or periods presented.
(2)	Amounts have been calculated based on amortized cost.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Six Months Ended June 30,	2011			2010
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$5,137	$6	0.24%	$7,636	$10	0.26%
Cash and investments segregated	23,335	23	0.20%	18,924	25	0.27%
Broker-related receivables (1)	370	—	0.06%	302	—	—
Receivables from brokerage clients	10,609	239	4.54%	8,501	211	5.01%
Other securities owned (1)	—	—	—	148	—	0.45%
Securities available for sale (2)	25,563	216	1.70%	23,177	252	2.19%
Securities held to maturity	16,742	285	3.43%	7,795	145	3.75%
Loans to banking clients	9,188	152	3.34%	7,675	135	3.55%
Loans held for sale	70	1	4.50%	68	2	4.91%

Total interest-earning assets	91,014	922	2.04%	74,226	780	2.12%

Other interest revenue		55			39

Total interest-earning assets	$91,014	$977	2.16%	$74,226	$819	2.22%

Funding sources:
Deposits from banking clients	$50,836	$33	0.13%	$41,651	$56	0.27%
Payables to brokerage clients	27,573	1	0.01%	21,708	1	0.01%
Long-term debt	2,005	54	5.43%	1,375	39	5.72%

Total interest-bearing liabilities	80,414	88	0.22%	64,734	96	0.30%

Non-interest-bearing funding sources	10,600			9,492
Other interest expense		2			—

Total funding sources	$91,014	$90	0.20%	$74,226	$96	0.26%

Net interest revenue		$887	1.96%		$723	1.96%

(1)	Interest revenue was less than $500,000 in the period or periods presented.
(2)	Amounts have been calculated based on amortized cost.

Net interest revenue increased in the second quarter and first half of 2011 compared to the same periods in 2010 due to higher average balances of interest-earning assets. This resulted from growth in the average balances of deposits from banking clients and payables to brokerage clients, which in turn funded increases in the average balances of securities held to maturity and securities available for sale. These interest-earning assets are invested at rates above the cost of funding sources. The increase in net interest revenue from increasing average balances was partially offset by a decline in the yields of all interest-earning assets compared to the same periods in 2010, driven by the low interest rate environment that persisted in the second quarter and first half of 2011.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Trading revenue decreased by $28 million, or 12%, in the second quarter of 2011 compared to the second quarter of 2010 primarily due to lower daily average revenue trades. Trading revenue remained relatively flat in the first half of 2011 compared to the first half of 2010. Daily average revenue trades decreased 13% in the second quarter of 2011 primarily due to a lower volume of equity trades.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2011	2010		2011	2010
Daily average revenue trades (in thousands) (1)	264.9	302.9	(13%)	292.2	289.5	1%
Number of trading days	63.0	63.0	—	125.0	124.0	1%
Average revenue earned per revenue trade	$12.23	$12.15	1%	$12.17	$12.36	(2%)

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

Other Revenue

Other revenue includes gains on sales of mortgage loans, exchange processing fees, software maintenance fees, and other service fees. Other revenue increased by $7 million, or 10%, in the first half of 2011 compared to the first half of 2010 primarily due to increases in exchange processing fees and software maintenance fees.

Provision for Loan Losses

The provision for loan losses decreased by $10 million in the first half of 2011 from the first half of 2010, due to a decrease in overall expected loss rates resulting primarily from a decrease in first mortgage loan delinquencies, as well as a reduction in the Company’s estimated first mortgage loan loss severity assumption (i.e., the loss expected to be realized upon the default of a loan). Additionally, charge-offs remained relatively flat in the second quarter and first half of 2011 compared to the same periods in 2010. For further discussion on the Company’s credit risk and the allowance for loan losses, see “Risk Management – Credit Risk Exposures” and “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 4. Loans to Banking Clients and Related Allowance for Loan Losses.”

Net Impairment Losses on Securities

Net impairment losses on securities were $2 million and $9 million in the second quarter and first half of 2011, respectively. Net impairment losses on securities were $8 million and $16 million in the second quarter and first half of 2010, respectively. These charges related to certain non-agency residential mortgage-backed securities in the Company’s available for sale portfolio as a result of credit deterioration of the securities’ underlying loans. For further discussion, see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 3. Securities Available for Sale and Securities Held to Maturity.”

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses Excluding Interest

As shown in the table below, expenses excluding interest increased in the second quarter of 2011 compared to the second quarter of 2010 primarily due to increases in compensation and benefits expense, professional services expense, and advertising and market development expense. Expenses excluding interest decreased in the first half of 2011 compared to the first half of 2010 primarily due to a class action litigation reserve relating to the Schwab YieldPlus Fund in the first quarter of 2010. The decrease in expenses excluding interest in the first half of 2011 was partially offset by increases in compensation and benefits expense and professional services expense.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2011	2010		2011	2010
Compensation and benefits	$430	$393	9%	$867	$795	9%
Professional services	92	84	10%	184	164	12%
Occupancy and equipment	73	68	7%	144	136	6%
Advertising and market development	51	43	19%	111	105	6%
Communications	54	53	2%	110	105	5%
Depreciation and amortization	33	36	(8%)	68	73	(7%)
Class action litigation and regulatory reserve	7	—	N/M	7	196	N/M
Other	64	65	(2%)	126	133	(5%)

Total expenses excluding interest	$804	$742	8%	$1,617	$1,707	(5%)

Expenses as a percentage of total net revenues:
Total expenses excluding interest	68%	69%		67%	83%
Advertising and market development	4%	4%		5%	5%

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Compensation and benefits expense increased by $37 million, or 9%, and $72 million, or 9%, in the second quarter and first half of 2011 compared to the second quarter and first half of 2010, respectively, due to increases in salaries and wages, incentive compensation, and employee benefits and other expense. The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2011	2010		2011	2010
Salaries and wages	$247	$237	4%	$498	$473	5%
Incentive compensation	114	97	18%	224	195	15%
Employee benefits and other	69	59	17%	145	127	14%

Total compensation and benefits expense	$430	$393	9%	$867	$795	9%

Compensation and benefits expense as a percentage of total net revenues:
Salaries and wages	21%	22%		21%	23%
Incentive compensation	10%	9%		9%	10%
Employee benefits and other	5%	5%		6%	6%

Total compensation and benefits expense	36%	36%		36%	39%

Full-time equivalent employees (in thousands) (1)
At quarter end	13.2	12.5	6%
Average	13.2	12.6	5%	13.1	12.6	4%

(1)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

Salaries and wages increased in the second quarter and first half of 2011 compared to the same periods in 2010 primarily due to increases in full-time employees and persons employed on a contract basis. Incentive compensation increased in the second quarter and first half of 2011 compared to the same periods in 2010 primarily due to higher discretionary bonus costs and higher variable compensation resulting from the acquisition of Windward Investment Management, Inc., in the fourth quarter of 2010. Employee benefits and other expense increased in the second quarter and first half of 2011 compared to the same periods in 2010 primarily due to increases in payroll taxes and the Company’s 401(k) plan contribution match expense as a result of increases in incentive compensation and full-time employees, as well as an increase in deferred compensation expense.

Expenses Excluding Compensation and Benefits

Professional services expense increased in the second quarter and first half of 2011 compared to the same periods in 2010 primarily due to an increase in fees relating to technology services and enhancements.

Occupancy and equipment expense increased in the second quarter and first half of 2011 compared to the same periods in 2010 primarily due to an increase in data processing equipment expense.

Advertising and market development expense increased in the second quarter and first half of 2011 compared to the same periods in 2010 primarily due to higher spending on customer promotions, regional events, and seminars.

Depreciation and amortization expense decreased in the second quarter and first half of 2011 compared to the same periods in 2010 primarily due to certain assets becoming fully depreciated.

In the second quarter of 2011 and first quarter of 2010, the Company recorded a regulatory reserve and a class action litigation reserve, respectively, relating to the Schwab YieldPlus Fund.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Other expense decreased in the first half of 2011 compared to the first half of 2010 primarily due to a charge of $9 million in the first quarter of 2010 relating to the Company’s Invest First® and WorldPoints(a) Visa(b) credit cards, as the Company ended its sponsorship due to challenging credit card industry economics.

Taxes on Income

The Company’s effective income tax rate on income before taxes was 38.3% and 39.3% for the second quarters of 2011 and 2010, respectively. The Company’s effective income tax rate on income before taxes was 38.3% and 39.9% for the first halves of 2011 and 2010, respectively. The higher rate in the first half of 2010 was primarily due to the impact of non-recurring items on the computation of the effective income tax rate.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services			Institutional Services
Three Months Ended June 30,	Percent Change	2011	2010	Percent Change	2011	2010
Net Revenues:
Asset management and administration fees	20%	$275	$229	9%	$227	$209
Net interest revenue	19%	387	326	10%	64	58
Trading revenue	(13%)	136	157	(8%)	70	76
Other	(6%)	16	17	12%	19	17
Provision for loan losses	—	(1)	(1)	—	—	—
Net impairment losses on securities	(71%)	(2)	(7)	N/M	—	(1)

Total net revenues	12%	811	721	6%	380	359

Expenses Excluding Interest	9%	547	503	7%	258	241

Income before taxes on income	21%	$264	$218	3%	$122	$118

	Unallocated			Total
Three Months Ended June 30,	Percent Change	2011	2010	Percent Change	2011	2010
Net Revenues:
Asset management and administration fees	N/M	$—	$(1)	15%	$502	$437
Net interest revenue	N/M	—	(1)	18%	451	383
Trading revenue	N/M	(1)	—	(12%)	205	233
Other	N/M	—	2	(3%)	35	36
Provision for loan losses	—	—	—	—	(1)	(1)
Net impairment losses on securities	—	—	—	(75%)	(2)	(8)

Total net revenues	N/M	(1)	—	10%	1,190	1,080

Expenses Excluding Interest	N/M	(1)	(2)	8%	804	742

Income before taxes on income	N/M	$—	$2	14%	$386	$338

Taxes on income					(148)	(133)

Net Income					$238	$205

N/M Not meaningful.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Investor Services			Institutional Services
Six Months Ended June 30,	Percent Change	2011	2010	Percent Change	2011	2010
Net Revenues:
Asset management and administration fees	24%	$551	$444	10%	$453	$413
Net interest revenue	24%	760	614	17%	127	109
Trading revenue	—	296	297	3%	150	145
Other	6%	36	34	15%	38	33
Provision for loan losses	(69%)	(4)	(13)	(50%)	(1)	(2)
Net impairment losses on securities	(43%)	(8)	(14)	(50%)	(1)	(2)

Total net revenues	20%	1,631	1,362	10%	766	696

Expenses Excluding Interest	7%	1,101	1,032	7%	518	483

Income before taxes on income	61%	$530	$330	16%	$248	$213

	Unallocated			Total
Six Months Ended June 30,	Percent Change	2011	2010	Percent Change	2011	2010
Net Revenues:
Asset management and administration fees	—	$—	$—	17%	$1,004	$857
Net interest revenue	—	—	—	23%	887	723
Trading revenue	—	—	—	1%	446	442
Other	—	—	—	10%	74	67
Provision for loan losses	—	—	—	(67%)	(5)	(15)
Net impairment losses on securities	—	—	—	(44%)	(9)	(16)

Total net revenues	—	—	—	16%	2,397	2,058

Expenses Excluding Interest	N/M	(2)	192	(5%)	1,617	1,707

Income before taxes on income	N/M	$2	$(192)	122%	$780	$351

Taxes on income					(299)	(140)

Net Income					$481	$211

N/M Not meaningful.

Investor Services

Net revenues increased by $90 million, or 12%, in the second quarter of 2011 compared to the second quarter of 2010 primarily due to increases in net interest revenue and asset management and administration fees, partially offset by a decrease in trading revenue. Net interest revenue increased primarily due to higher average balances of interest-earning assets during the quarter. Asset management and administration fees increased due to higher average asset valuations, continued asset inflows, and increases in fees from the Company’s advice solutions, offset by money market mutual fund fee waivers. Trading revenue decreased primarily due to lower daily average revenue trades. Expenses excluding interest increased by $44 million, or 9%, in the second quarter of 2011 compared to the second quarter of 2010 primarily due to increases in compensation and benefits expense, professional services expense, and advertising and market development expense.

Net revenues increased by $269 million, or 20%, in the first half of 2011 compared to the first half of 2010 primarily due to increases in net interest revenue and asset management and administration fees. Net interest revenue increased primarily due to higher average balances of interest-earning assets during the first half of 2011. Asset management and administration fees increased due to higher average asset valuations, continued asset inflows, and increases in fees from the Company’s advice solutions, offset by money market mutual fund fee waivers. Expenses excluding interest increased by $69 million, or 7%, in the first half of 2011 compared to the first half of 2010 primarily due to increases in compensation and benefits expense and professional services expense.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Institutional Services

Net revenues increased by $21 million, or 6%, in the second quarter of 2011 compared to the second quarter of 2010 primarily due to increases in asset management and administration fees and net interest revenue, partially offset by a decrease in trading revenue. Asset management and administration fees increased due to higher average asset valuations and continued asset inflows, offset by money market mutual fund fee waivers. Net interest revenue increased primarily due to higher average balances of interest-earning assets during the quarter. Trading revenue decreased primarily due to lower daily average revenue trades. Expenses excluding interest increased by $17 million, or 7%, in the second quarter of 2011 compared to the second quarter of 2010 primarily due to increases in compensation and benefits expense, professional services expense, and advertising and market development expense.

Net revenues increased by $70 million, or 10%, in the first half of 2011 compared to the first half of 2010 primarily due to increases in asset management and administration fees and net interest revenue. Asset management and administration fees increased due to higher average asset valuations and continued asset inflows, offset by money market mutual fund fee waivers. Net interest revenue increased primarily due to higher average balances of interest-earning assets during the first half of 2011. Expenses excluding interest increased by $35 million, or 7%, in the first half of 2011 compared to the first half of 2010 primarily due to increases in compensation and benefits expense and professional services expense.

Unallocated

Expenses excluding interest decreased in the first half of 2011 compared to the first half of 2010 primarily due to a class action litigation reserve relating to the Schwab YieldPlus Fund in the first quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

CSC conducts substantially all of its business through its wholly-owned subsidiaries. The Company’s capital structure is designed to provide each subsidiary with capital and liquidity to meet its operational needs and regulatory requirements.

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution, is a federal savings bank. Through June 30, 2011, CSC and Schwab Bank were both subject to supervision and regulation by the Office of Thrift Supervision. The “Dodd-Frank Wall Street Reform and Consumer Protection Act” legislation eliminated the Office of Thrift Supervision effective July 21, 2011, and as a result, the Federal Reserve became CSC’s primary regulator and the Office of the Comptroller of the Currency became the primary regulator of Schwab Bank.

Liquidity

CSC

As a savings and loan holding company, CSC is not subject to specific statutory capital requirements. However, CSC is required to maintain capital that is sufficient to support the holding company and its subsidiaries’ business activities, and the risks inherent in those activities. To manage capital adequacy, CSC currently utilizes a target Tier 1 Leverage Ratio, as defined by the Board of Governors of the Federal Reserve System, of at least 6%. At June 30, 2011, CSC’s Tier 1 Leverage Ratio was 6.6%.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

CSC has liquidity needs that arise from the funding of cash dividends, acquisitions, and investments, as well as its Senior Notes, Senior Medium-Term Notes, Series A (Medium-Term Notes), and Junior Subordinated Notes. The following are details of CSC’s long-term debt:

June 30, 2011	Par Outstanding	Maturity	Interest Rate	Moody’s (1)	Standard & Poor’s (1)	Fitch (1)
Senior Notes	$1,450	2014 - 2020	4.45% to 4.950% fixed	A2	A	A
Medium Term Notes	$250	2017	6.375% fixed	A2	A	A
Junior Subordinated Notes (2)	$202	2067	7.50% fixed until 2017, floating thereafter	Baa1	BBB+	BBB+

(1)	Current ratings are provided by Moody’s Investors Service (Moody’s), Standard & Poor’s Ratings Group (Standard & Poor’s), and Fitch Ratings, Ltd. (Fitch).
(2)	The Junior Subordinated Notes themselves are not rated, however, the trust preferred securities related to these Junior Subordinated Notes are rated.

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no borrowings of Commercial Paper Notes outstanding at June 30, 2011. CSC’s ratings for these short-term borrowings are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of eleven banks, which is scheduled to expire in June 2012. This facility replaced a similar facility that expired in June 2011 and was unused during the first half of 2011. The funds under this facility are available for general corporate purposes, including repayment of the Commercial Paper Notes discussed above. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity. At June 30, 2011, the minimum level of stockholders’ equity required under this facility was $4.8 billion. Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $690 million of the $765 million uncommitted, unsecured bank credit lines discussed below, that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used by CSC during the first half of 2011.

In addition, Schwab provides CSC with a $1.0 billion credit facility, which matures in December 2011. There were no funds drawn under this facility at June 30, 2011.

Schwab

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings from CSC, paying cash dividends, or making unsecured advances or loans to its parent company or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At June 30, 2011, Schwab’s net capital was $1.3 billion (10% of aggregate debit balances), which was $1.0 billion in excess of its minimum required net capital and $649 million in excess of 5% of aggregate debit balances.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $33.2 billion and $29.9 billion at June 30, 2011 and December 31, 2010, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab in the future.

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $103 million at June 30, 2011, is being reduced by a portion of the lease payments over the remaining lease term of 13 years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of six banks totaling $765 million at June 30, 2011. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earning investments, and movements of cash to meet regulatory brokerage client cash segregation requirements. Schwab used such borrowings for 4 days during the first half of 2011, with average daily amounts borrowed of $45 million. There were no borrowings outstanding under these lines at June 30, 2011.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured standby letter of credit agreements (LOCs) with seven banks in favor of the OCC aggregating $445 million at June 30, 2011. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At June 30, 2011, the aggregate face amount of these LOCs totaled $61 million. There were no funds drawn under any of these LOCs during the first half of 2011.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility, which is scheduled to expire in March 2012. The amount outstanding under this facility at June 30, 2011, was $245 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $1.5 billion credit facility, which is scheduled to expire in December 2011. Borrowings under this facility do not qualify as regulatory capital for Schwab. There were no funds drawn under this facility at June 30, 2011.

Schwab Bank

Schwab Bank is required to maintain capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. Based on its regulatory capital ratios at June 30, 2011, Schwab Bank is considered well capitalized. Schwab Bank’s regulatory capital and ratios at June 30, 2011, are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$4,332	23.4%	$740	4.0%	$1,110	6.0%
Total Risk-Based Capital	$4,381	23.7%	$1,480	8.0%	$1,850	10.0%
Tier 1 Core Capital	$4,332	7.6%	$2,271	4.0%	$2,839	5.0%
Tangible Equity	$4,332	7.6%	$1,136	2.0%	N/A

N/A Not applicable.

Beginning in the first quarter of 2010, in light of the evolving regulatory environment and capitalization trends observed across the banking industry, management established a target Tier 1 Core Capital Ratio for Schwab Bank of at least 7.5%. Schwab Bank’s current liquidity needs are generally met through deposits from banking clients and equity capital.

The excess cash held in certain Schwab brokerage client accounts is swept into deposit accounts at Schwab Bank. At June 30, 2011, these balances totaled $33.0 billion.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, Schwab Bank has access to short-term funding through the Federal Reserve Bank (FRB) discount window. Amounts available under the FRB discount window are dependent on the fair value of certain of Schwab Bank’s securities available for sale and securities held to maturity that are pledged as collateral. At June 30, 2011, $837 million was available under this arrangement. There were no funds drawn under this arrangement during the first half of 2011.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System. Amounts available under this facility are dependent on the amount of Schwab Bank’s residential real estate mortgages and home equity lines of credit (HELOCs) that are pledged as collateral. At June 30, 2011, $4.9 billion was available under this facility. There were no funds drawn under this facility during the first half of 2011.

CSC provides Schwab Bank with a $100 million short-term credit facility, which is scheduled to expire in December 2011. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. There were no funds drawn under this facility during the first half of 2011.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio not to exceed 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at June 30, 2011, was $8.7 billion, up $506 million, or 6%, from December 31, 2010.

At June 30, 2011, the Company had long-term debt of $2.0 billion, or 23% of total financial capital, that bears interest at a weighted-average rate of 5.24%. At December 31, 2010, the Company had long-term debt of $2.0 billion, or 24% of total financial capital. The Company repaid $3 million of long-term debt in the first half of 2011.

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

Capital Expenditures

The Company’s capital expenditures were $81 million and $49 million in the first halves of 2011 and 2010, respectively. Capital expenditures in the first half of 2011 were primarily for software and equipment relating to the Company’s information technology systems and capitalized costs for developing internal-use software. Capital expenditures in the first half of 2010 were primarily for software and equipment relating to the Company’s information technology systems and leasehold improvements. Capitalized costs for developing internal-use software were $22 million in the first half of 2011 and $10 million in the first half of 2010.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, management anticipated that 2011 capital expenditures would be 35% higher than 2010 spending. Due to increased spending on capitalized costs for developing internal-use software and software relating to the Company’s information technology systems, management currently anticipates that full-year 2011 capital expenditures will be approximately 60% higher than 2010 levels.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Dividends

CSC paid common stock cash dividends of $145 million ($0.12 per share) and $143 million ($0.12 per share) in the first half of 2011 and 2010, respectively.

Share Repurchases

There were no repurchases of CSC’s common stock in the first half of 2011 or 2010. As of June 30, 2011, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock, which does not have an expiration date.

Business Acquisition

On March 21, 2011, the Company announced a definitive agreement to acquire optionsXpress, an online brokerage firm primarily focused on equity option securities and futures. Under the terms of the agreement, optionsXpress stockholders will receive 1.02 shares of the Company’s common stock for each share of optionsXpress stock. The value of the transaction is dependent on the value of the Company’s common stock at closing and therefore will fluctuate with the market price of the Company’s common stock. The transaction is expected to close in the third quarter of 2011, subject to optionsXpress stockholder approval, regulatory approvals, and customary closing conditions.

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

Credit Risk Exposures

The Company has exposure to credit risk associated with the Company’s loans to banking clients. The Company’s mortgage loan portfolios primarily include first lien residential mortgage loans (First Mortgage portfolio) of $5.3 billion and HELOCs of $3.5 billion at June 30, 2011.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company’s First Mortgage portfolio underwriting requirements are generally consistent with the underwriting requirements in the secondary market for loan portfolios. The Company’s guidelines include maximum loan-to-value (LTV) ratios, cash out limits, and minimum Fair Isaac & Company (FICO) credit scores. The specific guidelines are dependent on the individual characteristics of a loan (for example, whether the property is a primary or secondary residence, whether the loan is for investment property, whether the loan is for an initial purchase of a home or refinance of an existing home, and whether the loan is conforming or jumbo). These credit underwriting standards have limited the exposure to the types of loans that experienced high foreclosures and loss rates elsewhere in the industry in recent years. There have been no significant changes to the LTV ratio or FICO credit score guidelines related to the Company’s First Mortgage or HELOC portfolios during the first half of 2011. At June 30, 2011, the weighted-average originated LTV ratios were 60% and 59% for the First Mortgage and HELOC portfolios, respectively. The computation of the origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At June 30, 2011, 22% of HELOCs ($750 million of the HELOC portfolio) were in a first lien position. The weighted-average originated FICO credit scores were 764 and 768 for the First Mortgage and HELOC portfolios, respectively.

The Company does not offer loans that allow for negative amortization and does not originate or purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO credit score of less than 620 at origination), unless the borrower has compensating credit factors. At June 30, 2011, approximately 1% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with FICO credit scores of less than 620.

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

	June 30, 2011	December 31, 2010
Loan delinquencies (1)	0.76%	0.96%
Nonaccrual loans	0.48%	0.58%
Allowance for loan losses	0.53%	0.60%

(1)	Loan delinquencies are defined as loans that are 30 days or more past due.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios, whose fair values totaled $27.2 billion and $16.1 billion at June 30, 2011, respectively. These portfolios include U.S. agency and non-agency residential mortgage-backed securities, U.S. agency notes, corporate debt securities, asset-backed securities, and certificates of deposit. U.S. agency residential mortgage-backed securities do not have explicit credit ratings, however management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. agencies. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined by the Company as loans to borrowers with a FICO credit score of 620 or higher at origination), and “Alt-A” (defined by the Company as Prime loans with reduced documentation at origination).

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The table below presents the credit ratings for U.S. agency and non-agency residential mortgage-backed securities available for sale and securities held to maturity, including Prime and Alt-A residential mortgage-backed securities, by year of origination. In some instances securities have divergent ratings from Moody’s, Fitch, or Standard & Poor’s. In these instances, the Company has used the lowest rating as of June 30, 2011, for purposes of presenting the table below. Residential mortgage-backed securities, particularly Alt-A securities, experienced continued deteriorating credit characteristics, including increased payment delinquency rates, in the first half of 2011. For a discussion of the impact of current market conditions on residential mortgage-backed securities, see “Current Market and Regulatory Environment.”

	AAA		AA to A		BBB		BB or Lower		Total
	Amortized Cost	Net Unrealized Gain	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Gain (Loss)
U.S. agency residential mortgage-backed securities:
2007 and prior	$998	$10	$—	$—	$—	$—	$—	$—	$998	$10
2008	2,186	70	—	—	—	—	—	—	2,186	70
2009	6,487	201	—	—	—	—	—	—	6,487	201
2010	17,564	168	—	—	—	—	—	—	17,564	168
2011	3,809	41	—	—	—	—	—	—	3,809	41

Total	31,044	490	—	—	—	—	—	—	31,044	490

Non-agency residential mortgage-backed securities
2003	14	—	30	(2)	4	—	1	—	49	(2)
2004	6	—	21	—	48	(4)	51	(7)	126	(11)
2005	1	—	48	(2)	26	—	435	(62)	510	(64)
2006	2	—	—	—	—	—	450	(88)	452	(88)
2007	30	—	—	—	—	—	207	(23)	237	(23)

Total	53	—	99	(4)	78	(4)	1,144	(180)	1,374	(188)

Total residential mortgage-backed securities	$31,097	$490	$99	$(4)	$78	$(4)	$1,144	$(180)	$32,418	$302

% of Total residential mortgage-backed securities	96%		—		—		4%		100%

At June 30, 2011, all of the corporate debt securities and non-mortgage asset-backed securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard & Poor’s rating of “BBB-” or higher).

Concentration Risk Exposures

The Company has exposure to concentration risk when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry.

The fair value of the Company’s investments in residential mortgage-backed securities totaled $32.7 billion at June 30, 2011. Of these, $31.5 billion were U.S. agency securities and $1.2 billion were non-agency securities. The U.S. agency securities are included in securities available for sale and securities held to maturity and the non-agency securities are included in securities available for sale. Included in non-agency residential mortgage-backed securities are securities collateralized by Alt-A loans. At June 30, 2011, the amortized cost and fair value of Alt-A mortgage-backed securities were $438 million and $335 million, respectively.

The Company’s investments in corporate debt securities totaled $4.3 billion at June 30, 2011, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, securities held to maturity, cash and investments segregated and on deposit for regulatory purposes, and other securities owned in the Company’s condensed consolidated balance sheets. At June 30, 2011, the Company held $1.5 billion of corporate debt securities issued by financial institutions and guaranteed under the FDIC Temporary Liquidity Guarantee Program.

The Company’s loans to banking clients include $5.3 billion of adjustable rate first lien residential real estate mortgage loans at June 30, 2011. The Company’s adjustable rate mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 60% of these mortgages consisted of loans with interest-only payment

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

terms. The interest rates on approximately 70% of these interest-only loans are not scheduled to reset for three or more years. The Company’s interest-only loans do not include interest terms described as temporary introductory rates below current market rates. At June 30, 2011, 43% of the residential real estate mortgages and 50% of the HELOC balances were secured by properties which are located in California.

The Company also has exposure to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. The fair value of U.S. Government and agency securities held as collateral for resale agreements totaled $16.1 billion at June 30, 2011.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record certain financial assets and liabilities at fair value, and to determine fair value disclosures. Assets are measured at fair value using quoted prices or market-based information and accordingly are classified as Level 1 or Level 2 measurements in accordance with the fair value hierarchy described in fair value measurement accounting guidance. Liabilities recorded at fair value were not material at either June 30, 2011, or December 31, 2010. See “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 6. Fair Values of Assets and Liabilities” for more information on the Company’s assets and liabilities recorded at fair value.

When available, the Company uses quoted prices in active markets to measure the fair value of assets. When quoted prices do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. The Company validates prices received from pricing services using various methods, including comparison to prices received from other pricing services, comparison to available quoted market prices, internal valuation models, and review of other relevant market data. The Company does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts. At June 30, 2011, and December 31, 2010, the Company did not adjust prices received from independent third-party pricing services.

CRITICAL ACCOUNTING ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no changes to these critical accounting estimate categories during the first half of 2011.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company’s annual goodwill impairment testing date is April 1. In testing for a potential impairment of goodwill on April 1, 2011, management estimated the fair value of each of the Company’s reporting units (generally defined as the Company’s businesses for which financial information is available and reviewed regularly by management) and compared this value to the carrying value of the reporting unit. The estimated fair value of each reporting unit exceeded its carrying value, and therefore management concluded that no amount of goodwill was impaired.

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

Important factors that may cause actual results to differ include, but are not limited to:

•	changes in general economic and financial market conditions;

•	changes in revenues and profit margin due to changes in interest rates;

•	the Company’s ability to attract and retain clients and grow client assets and relationships;

•	the Company’s ability to develop and launch new products, services and capabilities in a timely and successful manner;

•	fluctuations in client asset values due to changes in equity valuations;

•	the performance or valuation of securities available for sale and securities held to maturity;

•	the level of interest rates, including yields available on money market mutual fund eligible instruments;

•	potential breaches of contractual terms for which the Company has guarantee obligations;

•	the timing and the ability of the Company and optionsXpress to satisfy the closing conditions in the merger agreement, including regulatory approvals and optionsXpress stockholder approval;

•	adverse developments in litigation or regulatory matters;

•	amounts recovered on insurance policies;

•	the extent of any charges associated with litigation and regulatory matters;

•	the adverse impact of financial reform legislation and related regulations;

•	the amount of loans to the Company’s brokerage and banking clients;

•	the level of the Company’s stock repurchase activity;

•	the timing and impact of changes in the Company’s level of investments in software;

•	the level of brokerage client cash balances and deposits from banking clients; and

•	the availability and terms of external financing.

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

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in market interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months beginning June 30, 2011, and December 31, 2010.

	June 30, 2011	December 31, 2010
Increase of 100 basis points	15.3%	13.5%
Decrease of 100 basis points	(4.3%)	(4.8%)

The sensitivities shown in the simulation reflect the fact that short-term interest rates in the first half of 2011 remained at historically low levels, including the federal funds target rate, which was unchanged at a range of zero to 0.25%. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources in a declining interest rate scenario. A decline in interest rates could therefore negatively impact the yield on the Company’s investment portfolio to a greater degree than any offsetting reduction in interest expense, further compressing net interest margin. Any increases in short-term interest rates result in a greater impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CHARLES SCHWAB CORPORATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see “Part I – Financial Information – Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 5. Commitments and Contingent Liabilities.”

Item 1A.	Risk Factors

During the first half of 2011, there have been no material changes to the risk factors in “Part I – Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the second quarter of 2011:

	of Shares Purchased	of Shares Purchased	of Shares Purchased	of Shares Purchased
Month	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
April:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	2	$18.53	N/A	N/A
May:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	4	$17.82	N/A	N/A
June:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	1	$17.39	N/A	N/A

Total:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	7	$17.90	N/A	N/A

N/A Not applicable.

(1)

There were no share repurchases under the Share Repurchase Program during the second quarter. Repurchases under this program would occur under two authorizations by CSC’s Board of Directors, each covering up to $500 million of common stock that were publicly announced by the Company on April 25, 2007, and March 13, 2008. The remaining authorizations do not have an expiration date.

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

Item 3.	Defaults Upon Senior Securities

None.

THE CHARLES SCHWAB CORPORATION

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit

10.338	The Charles Schwab Corporation 2004 Stock Incentive Plan, as approved at the Annual Meeting of Stockholders on May 17, 2011 (supersedes Exhibit 10.327).	(1)

10.339	Credit Agreement (364 – Day Commitment) dated as of June 10, 2011, between the Registrant and financial institutions listed therein (supersedes Exhibit 10.332).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

101.INS	XBRL Instance Document	(2, 3)

101.SCH	XBRL Taxonomy Extension Schema	(2, 3)

101.CAL	XBRL Taxonomy Extension Calculation	(2, 3)

101.DEF	XBRL Extension Definition	(2, 3)

101.LAB	XBRL Taxonomy Extension Label	(2, 3)

101.PRE	XBRL Taxonomy Extension Presentation	(2, 3)

(1)	Management contract or compensatory plan.

(2)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

(3)	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	August 5, 2011	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Executive Vice President and Chief Financial Officer