Form 10-Q
period 2011-09-30
SCHWAB CHARLES CORP
filed 2011-11-07
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

1,269,986,972 shares of $.01 par value Common Stock

Outstanding on October 24, 2011

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2011

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	1,229 00	1,229 00	1,229 00	1,229 00
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Revenues
Asset management and administration fees	$466	$468	$1,470	$1,325

Interest revenue	487	442	1,464	1,261
Interest expense	(44)	(55)	(134)	(151)

Net interest revenue	443	387	1,330	1,110

Trading revenue	248	182	694	624
Other	45	32	119	99
Provision for loan losses	(8)	(3)	(13)	(18)
Net impairment losses on securities (1)	(13)	(3)	(22)	(19)

Total net revenues	1,181	1,063	3,578	3,121

Expenses Excluding Interest
Compensation and benefits	423	381	1,290	1,176
Professional services	104	85	288	249
Occupancy and equipment	78	66	222	202
Advertising and market development	48	34	159	139
Communications	56	49	166	154
Depreciation and amortization	39	35	107	108
Class action litigation and regulatory reserve	—	—	7	196
Money market mutual fund charges	—	132	—	132
Other	73	82	199	215

Total expenses excluding interest	821	864	2,438	2,571

Income before taxes on income	360	199	1,140	550
Taxes on income	(140)	(75)	(439)	(215)

Net Income	$220	$124	$701	$335

Weighted-Average Common Shares Outstanding — Diluted	1,229	1,194	1,216	1,192

Earnings Per Share — Basic	$.18	$.10	$.58	$.28
Earnings Per Share — Diluted	$.18	$.10	$.57	$.28

(1)

Net impairment losses on securities include total other-than-temporary impairment losses of $2 million and $0 million, net of $(11) million and $(3) million recognized in other comprehensive income, for the three months ended September 30, 2011 and 2010, respectively, and total other-than-temporary impairment losses of $13 million and $41 million, net of $(9) million and $22 million recognized in other comprehensive income, for the nine months ended September 30, 2011 and 2010, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except share and per share amounts)

(Unaudited)

	102,906 00	102,906 00
	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$6,376	$4,931
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $16,862 at September 30, 2011 and $12,697 at December 31, 2010)	27,009	22,749
Receivables from brokers, dealers, and clearing organizations	562	415
Receivables from brokerage clients — net	11,081	11,235
Other securities owned — at fair value	448	337
Securities available for sale	28,962	23,993
Securities held to maturity (fair value — $16,298 at September 30, 2011 and $17,848 at December 31, 2010)	15,775	17,762
Loans to banking clients — net	9,700	8,725
Loans held for sale	84	185
Equipment, office facilities, and property — net	665	624
Goodwill	1,138	631
Intangible assets — net	332	54
Other assets	774	927

Total assets	$102,906	$92,568

Liabilities and Stockholders’ Equity
Deposits from banking clients	$54,078	$50,590
Payables to brokers, dealers, and clearing organizations	1,358	1,389
Payables to brokerage clients	36,595	30,861
Accrued expenses and other liabilities	1,218	1,496
Long-term debt	2,002	2,006

Total liabilities	95,251	86,342

Stockholders’ equity:
Preferred stock — 9,940,000 shares authorized; $.01 par value per share; none issued	—	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,487,543,446 shares issued at September 30, 2011 and 1,428,604,522 shares issued at December 31, 2010	15	14
Additional paid-in capital	3,822	3,034
Retained earnings	7,892	7,409
Treasury stock, at cost — 218,005,329 shares at September 30, 2011 and 226,222,313 shares at December 31, 2010	(4,130)	(4,247)
Accumulated other comprehensive income	56	16

Total stockholders’ equity	7,655	6,226

Total liabilities and stockholders’ equity	$102,906	$92,568

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	(10,800) 0	(10,800) 0
	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$701	$335
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	13	18
Net impairment losses on securities	22	19
Stock-based compensation	73	64
Depreciation and amortization	107	108
Other	59	(6)
Originations of loans held for sale	(1,139)	(1,277)
Proceeds from sales of loans held for sale	1,251	1,267
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	(3,187)	(1,693)
Receivables from brokers, dealers, and clearing organizations	(111)	51
Receivables from brokerage clients	333	(1,218)
Other securities owned	(86)	577
Other assets	32	57
Payables to brokers, dealers, and clearing organizations	(242)	377
Payables to brokerage clients	4,513	1,701
Accrued expenses and other liabilities	(327)	62

Net cash provided by operating activities	2,012	442

Cash Flows from Investing Activities
Purchases of securities available for sale	(10,800)	(13,791)
Proceeds from sales of securities available for sale	450	220
Principal payments on securities available for sale	5,639	9,979
Purchases of securities held to maturity	(866)	(10,149)
Principal payments on securities held to maturity	2,795	1,314
Net increase in loans to banking clients	(997)	(897)
Purchase of equipment, office facilities, and property	(137)	(82)
Cash acquired in business acquisition, net of cash paid	84	—
Other investing activities	11	4

Net cash used for investing activities	(3,821)	(13,402)

Cash Flows from Financing Activities
Net change in deposits from banking clients	3,488	9,574
Issuance of long-term debt	—	701
Repayment of long-term debt	(115)	(204)
Net proceeds from common stock offering	—	543
Dividends paid	(218)	(215)
Proceeds from stock options exercised and other	89	23
Other financing activities	10	(2)

Net cash provided by financing activities	3,254	10,420

Increase (Decrease) in Cash and Cash Equivalents	1,445	(2,540)
Cash and Cash Equivalents at Beginning of Period	4,931	8,241

Cash and Cash Equivalents at End of Period	$6,376	$5,701

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$127	$131
Income taxes	$416	$281
Non-cash investing activities:
Common stock issued and equity awards assumed for business acquisition (See note “3 – Business Acquisition” for acquisition of optionsXpress Holdings, Inc.)	$714	$—
Securities purchased during the period but settled after period end	$203	$—

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

New Accounting Standard Not Yet Adopted

Testing Goodwill for Impairment: In September 2011, the FASB issued new guidance allowing companies to consider qualitative factors before performing a quantitative assessment when determining whether goodwill is impaired, which is effective for goodwill impairment tests performed after January 1, 2012. Specifically, there is no longer a requirement to perform the two-step goodwill impairment test unless the entity determines that based on qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The adoption of this new guidance is not expected to have a material impact on the Company’s financial position, results of operations, EPS, or cash flows.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

3.	Business Acquisition

On September 1, 2011, the Company completed its acquisition of all of the outstanding common shares of optionsXpress Holdings, Inc. (optionsXpress) for total consideration of $714 million. optionsXpress is an online brokerage firm primarily focused on equity option securities and futures. optionsXpress’ brokerage platform provides active investors and traders trading tools, analytics and education to execute a variety of investment strategies. The combination of optionsXpress and Schwab offers active investors an additional level of service and platform capabilities.

Under the terms of the merger agreement, optionsXpress stockholders received 1.02 shares of the Company’s common stock for each share of optionsXpress stock. As a result, the Company issued 59 million shares of the Company’s common stock valued at $710 million, based on the closing price of the Company’s common stock on September 1, 2011. The Company also assumed optionsXpress’ stock-based compensation awards valued at $4 million.

The results of optionsXpress’ operations have been included in the Company’s condensed consolidated statements of income for the third quarter and first nine months of 2011 from the date of acquisition. The amounts of optionsXpress’ net revenues and net loss from September 1, 2011, were $17 million and $2 million, respectively.

The following table summarizes the preliminary allocation of the purchase price to the net assets of optionsXpress as of September 1, 2011:

Fair value of common stock issued	$710
Fair value of equity awards assumed	4

Total consideration paid	$714

Fair value of net assets acquired	$207

Preliminary goodwill (1)	$507

(1)	Represents a non-cash investing activity.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date. The allocation of the purchase price is preliminary and subject to further adjustment as information relative to closing date fair values and related tax balances are finalized.

September 1, 2011
Assets
Cash and cash equivalents	$84
Cash and investments segregated and on deposit for regulatory purposes	1,074
Receivables from brokers, dealers, and clearing organizations	40
Receivables from brokerage clients	185
Other securities owned	32
Intangible assets	285
Other assets	29

Total assets acquired (1)	$1,729

Liabilities
Payables to brokerage clients	$1,221
Deferred tax liability	108
Long-term debt (2)	110
Accrued expenses and other liabilities	83

Total liabilities assumed (1)	$1,522

Net assets acquired	$207

(1)	All assets and liabilities, except for cash and cash equivalents, represent non-cash investing activities.
(2)	The Company paid off long-term debt acquired from optionsXpress subsequent to the acquisition date in September 2011.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The preliminary goodwill of $507 million was assigned to the Investor Services segment and will not be deductible for tax purposes.

The Company recorded preliminary intangible assets of $285 million, which are subject to amortization and will be amortized over their estimated useful lives. The following table summarizes the preliminary estimated fair value and useful lives of the intangible assets.

	0000	0000
September 1, 2011	Estimated Fair Value	Estimated Useful Life (In Years)
Customer relationships	$200	11
Technology	70	9
Trade name	15	9

Total intangible assets	$285

The following table presents pro forma financial information as if optionsXpress had been acquired on January 1, 2010. Pro forma net income for the third quarter and first nine months of 2011 were adjusted to exclude $10 million and $12 million, after tax, respectively, of acquisition related costs incurred by the Company in 2011. Pro forma net income for the first nine months of 2010 was adjusted to include these costs. Additionally, pro forma net income below excludes $15 million, before tax, of acquisition related costs because these costs were incurred by optionsXpress prior to the acquisition date. Pro forma net income also reflects the impact of amortizing purchase accounting adjustments relating to intangible assets, net of tax, of $6 million in both of the third quarters of 2011 and 2010, $17 million in the first nine months of 2011, and $18 million in the first nine months of 2010.

	000000	000000	000000	000000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues	$1,222	$1,116	$3,744	$3,297
Net income	$231	$129	$726	$343
Basic EPS	$.18	$.10	$.57	$.27
Diluted EPS	$.18	$.10	$.57	$.27

The pro forma financial information above is presented for illustrative purposes only and is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of 2010, nor is it indicative of the results of operations for future periods.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

4.	Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

	0000000	0000000	0000000	0000000
September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$17,433	$302	$11	$17,724
Non-agency residential mortgage-backed securities	1,243	1	210	1,034
Corporate debt securities	3,021	4	13	3,012
U.S. agency notes	2,260	8	—	2,268
Certificates of deposit	2,098	4	1	2,101
Asset-backed and other securities	2,817	7	1	2,823

Total securities available for sale	$28,872	$326	$236	$28,962

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$15,388	$521	$1	$15,908
Corporate debt securities	216	1	—	217
Asset-backed securities	171	2	—	173

Total securities held to maturity	$15,775	$524	$1	$16,298

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$12,879	$222	$3	$13,098
Non-agency residential mortgage-backed securities	1,701	3	234	1,470
Corporate debt securities	2,261	8	1	2,268
Asset-backed securities	2,495	9	2	2,502
U.S. agency notes	2,757	23	—	2,780
Certificates of deposit	1,874	1	—	1,875

Total securities available for sale	$23,967	$266	$240	$23,993

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$16,722	$209	$137	$16,794
Corporate debt securities	338	5	—	343
Asset-backed securities	702	9	—	711

Total securities held to maturity	$17,762	$223	$137	$17,848

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	000000	000000	000000	000000	000000	000000
	Less than 12 months		12 months or longer		Total
September 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency residential mortgage-backed securities	$2,874	$11	$—	$—	$2,874	$11
Non-agency residential mortgage-backed securities	128	5	822	205	950	210
Corporate debt securities	1,328	13	—	—	1,328	13
Certificates of deposit	849	1	—	—	849	1
Asset-backed and other securities	525	1	—	—	525	1

Total	$5,704	$31	$822	$205	$6,526	$236

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$491	$1	$—	$—	$491	$1

Total	$491	$1	$—	$—	$491	$1

Total securities with unrealized losses (1)	$6,195	$32	$822	$205	$7,017	$237

(1)	The number of investment positions with unrealized losses totaled 222 for securities available for sale and 3 for securities held to maturity.

	000000	000000	000000	000000	000000	000000
	Less than 12 months		12 months or longer		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency residential mortgage-backed securities	$707	$3	$—	$—	$707	$3
Non-agency residential mortgage-backed securities	—	—	1,207	234	1,207	234
Corporate debt securities	549	1	—	—	549	1
Asset-backed securities	873	2	—	—	873	2

Total	$2,129	$6	$1,207	$234	$3,336	$240

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$6,880	$137	$—	$—	$6,880	$137

Total	$6,880	$137	$—	$—	$6,880	$137

Total securities with unrealized losses (1)	$9,009	$143	$1,207	$234	$10,216	$377

(1)	The number of investment positions with unrealized losses totaled 178 for securities available for sale and 37 for securities held to maturity.

Unrealized losses in securities available for sale of $236 million as of September 30, 2011, were concentrated in non-agency residential mortgage-backed securities. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined as loans to borrowers with a Fair Isaac & Company credit score of 620 or higher at origination), and “Alt-A” (defined as Prime loans with reduced documentation at origination). At September 30, 2011, the amortized cost and fair value of Alt-A residential mortgage-backed securities were $412 million and $305 million, respectively.

Certain Alt-A and Prime residential mortgage-backed securities experienced continued credit deterioration in the first nine months of 2011, including increased payment delinquency rates and losses on foreclosures of underlying mortgages. Based on the Company’s cash flow projections, management determined that it does not expect to recover all of the amortized cost of these securities and therefore determined that these securities were other-than-temporarily impaired (OTTI). The Company employs a buy and hold strategy relative to its mortgage-related securities, and does not intend to sell these securities and it will not be required to sell these securities before anticipated recovery of the unrealized losses on these

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

securities. Further, the Company has an adequate liquidity position at September 30, 2011, with cash and cash equivalents totaling $6.4 billion, a loan-to-deposit ratio of 18%, adequate access to short-term borrowing facilities and regulatory capital ratios in excess of “well capitalized” levels. Because the Company does not intend to sell these securities and it is not “more likely than not” that the Company will be required to sell these securities, the Company recognized an impairment charge equal to the securities’ expected credit losses of $13 million and $22 million during the third quarter and first nine months of 2011, respectively. The expected credit losses were measured as the difference between the present value of expected cash flows and the amortized cost of the securities. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional impairment charges.

Actual credit losses on the Company’s residential mortgage-backed securities were not material during the third quarters or first nine months of 2011 and 2010.

The following table is a rollforward of the amount of credit losses recognized in earnings for OTTI securities held by the Company during the period for which a portion of the impairment was recognized in other comprehensive income:

	0000	0000	0000	0000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$105	$76	$96	$60
Credit losses recognized into current period earnings on debt securities for which an other-than-temporary impairment was not previously recognized	2	—	4	4
Credit losses recognized into current period earnings on debt securities for which an other-than-temporary impairment was previously recognized	11	3	18	15

Balance at end of period	$118	$79	$118	$79

The maturities of securities available for sale and securities held to maturity at September 30, 2011, are as follows:

	0000000	0000000	0000000	0000000	0000000
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Securities available for sale:
U.S. agency residential mortgage-backed securities (1)	$—	$5	$2,137	$15,582	$17,724
Non-agency residential mortgage-backed securities (1)	—	—	15	1,019	1,034
Corporate debt securities	678	2,334	—	—	3,012
U.S. agency notes	—	2,268	—	—	2,268
Certificates of deposit	800	1,301	—	—	2,101
Asset-backed and other securities	100	640	653	1,430	2,823

Total fair value	$1,578	$6,548	$2,805	$18,031	$28,962
Total amortized cost	$1,578	$6,544	$2,730	$18,020	$28,872

Securities held to maturity:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$1,481	$14,427	$15,908
Corporate debt securities	117	100	—	—	217
Asset-backed securities	—	173	—	—	173

Total fair value	$117	$273	$1,481	$14,427	$16,298
Total amortized cost	$116	$271	$1,425	$13,963	$15,775

(1)

Residential mortgage-backed securities have been allocated over maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Proceeds and gross realized gains (losses) from sales of securities available for sale are as follows:

	0000	0000	0000	0000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Proceeds	$—	$95	$450	$220
Gross realized gains	$—	$—	$1	$—
Gross realized losses	$—	$—	$—	$—

5.	Loans to Banking Clients and Related Allowance for Loan Losses

The composition of loans to banking clients by loan segment is as follows:

	September 30,	September 30,
	September 30, 2011	December 31, 2010
Residential real estate mortgages	$5,505	$4,695
Home equity lines of credit	3,527	3,500
Personal loans secured by securities	701	562
Other	20	21

Total loans to banking clients (1)	9,753	8,778
Allowance for loan losses	(53)	(53)

Total loans to banking clients – net	$9,700	$8,725

(1)	All loans are collectively evaluated for impairment by loan segment.

Changes in the allowance for loan losses were as follows:

	00000000	00000000	00000000	00000000	00000000	00000000
	September 30, 2011
Three Months Ended	Residential real estate mortgages	Home equity lines of credit	Personal loans secured by securities	Other	Total	September 30, 2010
Balance at beginning of period	$34	$16	$—	$—	$50	$51
Charge-offs	(2)	(3)	—	—	(5)	(4)
Recoveries	—	—	—	—	—	—
Provision for loan losses	6	2	—	—	8	3

Balance at end of period	$38	$15	$—	$—	$53	$50

	September 30, 2011
Nine Months Ended	Residential real estate mortgages	Home equity lines of credit	Personal loans secured by securities	Other	Total	September 30, 2010
Balance at beginning of period	$38	$15	$—	$—	$53	$45
Charge-offs	(8)	(6)	—	—	(14)	(14)
Recoveries	—	1	—	—	1	1
Provision for loan losses	8	5	—	—	13	18

Balance at end of period	$38	$15	$—	$—	$53	$50

Included in the loan portfolio are nonaccrual loans totaling $48 million and $51 million at September 30, 2011 and December 31, 2010, respectively. There were no loans accruing interest that were contractually 90 days or more past due at September 30, 2011 or December 31, 2010. The amount of interest revenue that would have been earned on nonaccrual loans, versus actual interest revenue recognized on these loans, was not material to the Company’s results of operations in

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

the first nine months of 2011 or 2010. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $54 million at September 30, 2011 and December 31, 2010. The Company considers loan modifications in which it makes an economic concession to a borrower experiencing financial difficulty to be a troubled debt restructuring. Troubled debt restructurings were not material at September 30, 2011 or December 31, 2010.

The delinquency aging analysis by loan class is as follows:

	$0000000	$0000000	$0000000	$0000000	$0000000	$0000000
September 30, 2011	Current	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total loans
Residential real estate mortgages:
Originated first mortgages	$5,305	$13	$4	$33	$50	$5,355
Purchased first mortgages	145	1	—	4	5	150
Home equity lines of credit	3,515	4	2	6	12	3,527
Personal loans secured by securities	694	2	—	5	7	701
Other	20	—	—	—	—	20

Total loans to banking clients	$9,679	$20	$6	$48	$74	$9,753

December 31, 2010
Residential real estate mortgages:
Originated first mortgages	$4,527	$18	$5	$38	$61	$4,588
Purchased first mortgages	100	2	1	4	7	107
Home equity lines of credit	3,489	5	2	4	11	3,500
Personal loans secured by securities	557	—	—	5	5	562
Other	21	—	—	—	—	21

Total loans to banking clients	$8,694	$25	$8	$51	$84	$8,778

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

In addition to monitoring the delinquency characteristics as presented in the aging analysis above, the Company monitors the credit quality of residential real estate mortgages and home equity lines of credit (HELOCs) by stratifying the portfolios by the year of origination, borrower Fair Issac & Company (FICO) scores at origination, updated FICO scores, and loan-to-value ratios at origination (Origination LTV), as presented in the following tables. Borrowers’ FICO scores are provided by an independent third party credit reporting service and were last updated in September 2011. The Company monitors the credit quality of personal loans secured by securities by reviewing the fair value of collateral to ensure adequate collateralization of at least 100% of the principal amount of the loans. All of these personal loans were fully collateralized by securities with fair values in excess of borrowing amounts at September 30, 2011 and December 31, 2010.

	$00000000	$00000000	$00000000	$00000000
	Residential rea1 estate mortgages
September 30, 2011	Originated first mortgages	Purchased first mortgages	Total	Home equity lines of credit
Year of origination
Pre-2007	$303	$53	$356	$1,091
2007	303	8	311	236
2008	574	7	581	1,285
2009	644	11	655	430
2010	1,957	19	1,976	315
2011	1,574	52	1,626	170

Total	$5,355	$150	$5,505	$3,527

Origination FICO
< 620	$10	$2	$12	$—
620 - 679	115	19	134	24
680 - 739	1,030	42	1,072	672
≥ 740	4,200	87	4,287	2,831

Total	$5,355	$150	$5,505	$3,527

Updated FICO
< 620	$59	$8	$67	$48
620 - 679	158	10	168	100
680 - 739	798	38	836	493
≥ 740	4,340	94	4,434	2,886

Total	$5,355	$150	$5,505	$3,527

Origination LTV (1)
≤ 70%	$3,435	$83	$3,518	$2,387
71% - 89%	1,893	59	1,952	1,099
≥ 90%	27	8	35	41

Total	$5,355	$150	$5,505	$3,527

(1)

The computation of the Origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At September 30, 2011, $756 million of $3.5 billion in HELOCs were in a first lien position.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

	$00000000	$00000000	$00000000	$00000000
	Residential rea1 estate mortgages
December 31, 2010	Originated first mortgages	Purchased first mortgages	Total	Home equity lines of credit
Year of origination
Pre-2007	$352	$58	$410	$1,132
2007	384	9	393	245
2008	728	8	736	1,345
2009	884	12	896	466
2010	2,240	20	2,260	312

Total	$4,588	$107	$4,695	$3,500

Origination FICO
< 620	$9	$2	$11	$—
620 - 679	115	15	130	26
680 - 739	907	33	940	677
≥ 740	3,557	57	3,614	2,797

Total	$4,588	$107	$4,695	$3,500

Updated FICO
< 620	$63	$9	$72	$49
620 - 679	147	8	155	99
680 - 739	730	29	759	499
≥ 740	3,648	61	3,709	2,853

Total	$4,588	$107	$4,695	$3,500

Origination LTV (1)
≤ 70%	$2,911	$55	$2,966	$2,375
71% - 89%	1,659	51	1,710	1,092
≥ 90%	18	1	19	33

Total	$4,588	$107	$4,695	$3,500

(1)

The computation of the Origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At December 31, 2010, $742 million of $3.5 billion in HELOCs were in a first lien position.

6.	Intangible Assets and Goodwill

Intangible assets and goodwill increased as of September 30, 2011, due to the acquisition of optionsXpress on September 1, 2011. For further discussion of the acquisition of optionsXpress, see note “3 – Business Acquisition”.

The gross carrying value of intangible assets and accumulated amortization was:

	$000000	$000000	$000000	$000000	$000000	$000000
	September 30, 2011			December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$243	$8	$235	$42	$2	$40
Technology	85	5	80	14	2	12
Trade name	15	—	15	—	—	—
Other	2	—	2	2	—	2

Total intangible assets	$345	$13	$332	$58	$4	$54

Amortization expense for intangible assets was $4 million and $7 million for the third quarter and first nine months of 2011, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Estimated future annual amortization expense for intangible assets as of September 30, 2011 is as follows:

2012	$45
2013	$41
2014	$38
2015	$35
2016	$33
Thereafter	$128

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

The changes in the carrying amount of goodwill as allocated to the Company’s reportable segments for purposes of testing goodwill for impairment going forward, is presented in the following table:

	$000000	$000000	$000000
	Investor Services	Institutional Services	Total
Balance at December 31, 2010	$446	$185	$631
Goodwill acquired during the period	507	—	507

Balance at September 30, 2011	$953	$185	$1,138

7.	Commitments and Contingent Liabilities

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company partially satisfies the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the clearing houses, which are issued by multiple banks. At September 30, 2011, the aggregate face amount of these LOCs totaled $445 million. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs in favor of these brokerage clients, which are issued by multiple banks. At September 30, 2011, the aggregate face amount of these LOCs totaled $91 million. There were no funds drawn under any of these LOCs at September 30, 2011.

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

The Company believes it has strong defenses in all significant matters currently pending and is contesting liability and any damages claimed. Nevertheless, some of these matters may result in adverse judgments or awards, including penalties,

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

injunctions or other relief, and the Company may also determine to settle a matter because of the uncertainty and risks of litigation. Described below are certain matters in which there is a reasonable possibility that a material loss could be incurred or where the matter may otherwise be of significant interest to stockholders. With respect to all other pending matters, based on current information and consultation with counsel, it does not appear that the outcome of any such matter could be material to the financial condition, operating results or cash flows of the Company. However, predicting the outcome of a litigation or regulatory matter is inherently difficult, requiring significant judgment and evaluation of various factors, including the procedural status of the matter and any recent developments; prior experience and the experience of others in similar cases; available defenses, including potential opportunities to dispose of a case on the merits or procedural grounds before trial (e.g., motions to dismiss or for summary judgment); the progress of fact discovery; the opinions of counsel and experts regarding potential damages; potential opportunities for settlement and the status of any settlement discussions; and potential insurance coverage and indemnification. Often, as in the case of the Auction Rate Securities Regulatory Inquiries and Total Bond Market Fund Litigation matters described below, it is not possible to reasonably estimate potential liability, if any, or a range of potential liability until the matter is closer to resolution, or pending key rulings. Numerous issues have to be developed, such as discovery of important factual matters and determination of threshold legal issues, which may include novel or unsettled questions of law. Reserves are established or adjusted or further disclosure and estimates of potential loss are provided as the matter progresses and more information becomes available.

Auction Rate Securities Regulatory Inquiries: Schwab has been responding to industry wide inquiries from federal and state regulators regarding sales of auction rate securities to clients who were unable to sell their holdings when the normal auction process for those securities froze unexpectedly in February 2008. On August 17, 2009, a civil complaint was filed against Schwab in New York state court by the Attorney General of the State of New York alleging material misrepresentations and omissions by Schwab regarding the risks of auction rate securities, and seeking restitution, disgorgement, penalties and other relief, including repurchase of securities held in client accounts. As reflected in a statement issued August 17, 2009, Schwab has responded that the allegations are without merit, and has been contesting all charges. On March 15, 2010, Schwab filed a motion to dismiss the case and various claims in the civil complaint. By order dated October 24, 2011, the court granted Schwab’s motion and dismissed the complaint.

Total Bond Market Fund Litigation: On August 28, 2008, a class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of investors in the Schwab Total Bond Market Fund™ (Northstar lawsuit). The lawsuit, which alleges violations of state law and federal securities law in connection with the fund’s investment policy, names Schwab Investments (registrant and issuer of the fund’s shares) and CSIM as defendants. Allegations include that the fund improperly deviated from its stated investment objectives by investing in collateralized mortgage obligations (CMOs) and investing more than 25% of fund assets in CMOs and mortgage-backed securities without obtaining a shareholder vote. Plaintiffs seek unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, and costs and attorneys’ fees. Plaintiffs’ federal securities law claim and certain of plaintiffs’ state law claims were dismissed in proceedings before the court and following a successful petition by defendants to the Ninth Circuit Court of Appeals, and on August 8, 2011, the court dismissed plaintiffs’ case with prejudice. On September 7, 2011, plaintiffs filed a notice of appeal with the court, which remains pending.

A second class action lawsuit filed on September 3, 2010, in the U.S. District Court for the Northern District of California, which raised similar allegations on behalf of investors in the fund (Smit lawsuit), was dismissed with prejudice on April 19, 2011.

optionsXpress Merger Litigation: Between March 21, 2011 and April 6, 2011, ten purported class action lawsuits were filed by optionsXpress stockholders challenging Schwab’s then proposed acquisition of optionsXpress. Named defendants include the Company, optionsXpress and members of its board of directors. Seven lawsuits were filed in the Circuit Court of Cook County, Illinois and consolidated in a single amended complaint on May 9, 2011 (Consolidated Illinois Action); and three lawsuits were filed in the Court of Chancery of the State of Delaware and consolidated in a single amended complaint on April 25, 2011 (Consolidated Delaware Action). On April 28, 2011, the Delaware court stayed the Consolidated Delaware Action in favor of the Consolidated Illinois Action. The complaints generally allege that optionsXpress directors breached fiduciary duties owed to optionsXpress’ stockholders by allegedly approving the merger agreement at an unfair price and terms and through an unfair process, and that the Company aided and abetted the alleged fiduciary breaches. The lawsuits

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

seek, among other relief, rescission of the merger, an accounting for alleged damages, and an award of costs and attorneys’ fees.

On June 16, 2011, the Illinois court dismissed all claims against the Company with prejudice. On July 29, 2011, the parties entered into a settlement agreement under which the remaining defendants agreed to provide certain supplemental merger disclosures in exchange for full releases of all claims related to the merger, including all claims in the Consolidated Illinois Action and the Consolidated Delaware Action. Defendants also agreed not to oppose any fee application by plaintiffs’ counsel that does not exceed $650,000. The settlement is subject to court approval. Defendants have denied any wrongdoing in connection with the merger and believe the claims lack merit. In the event the settlement is not finalized, the remaining defendants will vigorously defend the claims.

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

8.	Fair Values of Assets and Liabilities

Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurement accounting guidance describes the fair value hierarchy for disclosing assets and liabilities measured at fair value based on the inputs used to value them. The fair value hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are based on market pricing data obtained from sources independent of the Company. A quoted price in an active market provides the most reliable evidence of fair value and is generally used to measure fair value whenever available. Unobservable inputs reflect management’s judgment about the assumptions market participants would use in pricing the asset or liability. Where inputs used to measure fair value of an asset or liability are from different levels of the hierarchy, the asset or liability is categorized based on the lowest level input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input requires judgment. The fair value hierarchy includes three levels based on the objectivity of the inputs as follows:

•

Level 1 inputs are quoted prices in active markets as of the measurement date for identical assets or liabilities that the Company has the ability to access. This category includes active exchange-traded money market funds, mutual funds, and equity securities. The Company did not transfer any assets or liabilities between Level 1 and Level 2 during the first nine months of 2011, or the year ended December 31, 2010.

•

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates, benchmark yields, issuer spreads, new issue data, and collateral performance. This category includes residential mortgage-backed securities, corporate debt securities, certificates of deposit, commercial paper, U.S. agency and municipal debt securities, U.S. Treasury securities, and asset-backed and other securities.

•

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company did not have any financial assets or liabilities utilizing Level 3 inputs as of September 30, 2011, or December 31, 2010.

Assets and Liabilities Recorded at Fair Value

The Company’s assets recorded at fair value include certain cash equivalents, investments segregated and on deposit for regulatory purposes, other securities owned, and securities available for sale. The Company’s liabilities recorded at fair value include securities sold, not yet purchased. When available, the Company uses quoted prices in active markets to measure the fair value of assets and liabilities. When quoted prices do not exist, the Company uses prices obtained from independent

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

third-party pricing services to measure the fair value of investment assets. The Company validates prices received from the pricing services using various methods, including comparison to prices received from additional pricing services, comparison to quoted market prices, where available, comparison to internal valuation models, and review of other relevant market data. The Company does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts. At September 30, 2011, and December 31, 2010, the Company did not adjust prices received from independent third-party pricing services.

The following table presents the fair value hierarchy as of September 30, 2011, for assets and liabilities measured at fair value:

September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets
Cash equivalents:
Money market funds	$5	$—	$—	$5
Commercial paper	—	678	—	678

Total cash equivalents	5	678	—	683
Investments segregated and on deposit for regulatory purposes:
U.S. Government securities	—	1,950	—	1,950
Certificates of deposit	—	2,589	—	2,589
Corporate debt securities	—	1,527	—	1,527

Total investments segregated and on deposit for regulatory purposes	—	6,066	—	6,066
Other securities owned:
Schwab Funds® money market funds	131	—	—	131
Equity and bond mutual funds	176	—	—	176
State and municipal debt obligations	—	59	—	59
Equity, U.S. Government and corporate debt, and other securities	51	31	—	82

Total other securities owned	358	90	—	448
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	17,724	—	17,724
Non-agency residential mortgage-backed securities	—	1,034	—	1,034
Corporate debt securities	—	3,012	—	3,012
U.S. agency notes	—	2,268	—	2,268
Certificates of deposit	—	2,101	—	2,101
Asset-backed and other securities	—	2,823	—	2,823

Total securities available for sale	—	28,962	—	28,962

Total	$363	$35,796	$—	$36,159

Liabilities
Securities sold, not yet purchased (1)	$31	$4	$—	$35

(1)	Securities sold, not yet purchased are included in accrued expenses and other liabilities.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The following table presents the fair value hierarchy as of December 31, 2010, for assets measured at fair value. Liabilities recorded at fair value as of December 31, 2010, are not material, and therefore are not included in the following table:

	$000000000	$000000000	$000000000	$000000000
December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets
Cash equivalents:
Money market funds	$988	$—	$—	$988
Commercial paper	—	242	—	242

Total cash equivalents	988	242	—	1,230
Investments segregated and on deposit for regulatory purposes:
U.S. Government securities	—	3,190	—	3,190
Certificates of deposit	—	2,201	—	2,201
Corporate debt securities	—	1,704	—	1,704

Total investments segregated and on deposit for regulatory purposes	—	7,095	—	7,095
Other securities owned:
Schwab Funds® money market funds	172	—	—	172
Equity and bond mutual funds	99	—	—	99
State and municipal debt obligations	—	47	—	47
Equity, U.S. Government and corporate debt, and other securities	1	18	—	19

Total other securities owned	272	65	—	337
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	13,098	—	13,098
Non-agency residential mortgage-backed securities	—	1,470	—	1,470
Corporate debt securities	—	2,268	—	2,268
Asset-backed securities	—	2,502	—	2,502
U.S. agency notes	—	2,780	—	2,780
Certificates of deposit	—	1,875	—	1,875

Total securities available for sale	—	23,993	—	23,993

Total	$1,260	$31,395	$—	$32,655

Fair Value of Assets and Liabilities Not Recorded at Fair Value

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of assets and liabilities not recorded at fair value are described below. There were no significant changes in these methodologies or assumptions during the first nine months of 2011.

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

Long-term debt includes Senior Notes, Senior Medium-Term Notes, Series A, Junior Subordinated Notes, and a finance lease obligation. The fair values of the Senior Notes, Senior Medium-Term Notes, Series A, and Junior Subordinated Notes are estimated using indicative, non-binding quotes from independent brokers. The finance lease obligation is recorded at carrying value, which approximates fair value.

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

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Securities held to maturity	$15,775	$16,298	$17,762	$17,848
Loans to banking clients – net	$9,700	$9,341	$8,725	$8,469
Loans held for sale	$84	$88	$185	$194
Financial Liabilities:
Long-term debt	$2,002	$2,146	$2,006	$2,116

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

9.	Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$220	$124	$701	$335
Other comprehensive income:
Change in net unrealized gain (loss) on securities available for sale:
Net unrealized gain	4	108	41	297
Reclassification of impairment charges included in earnings	13	3	22	19
Other reclassification of gains in earnings	—	—	1	—
Income tax effect	(6)	(43)	(24)	(122)

Total other comprehensive income	11	68	40	194

Comprehensive income	$231	$192	$741	$529

Accumulated other comprehensive income (loss) represents cumulative gains and losses that are not reflected in earnings. Accumulated other comprehensive income (loss) balances were:

	Net unrealized gain (loss) on securities available for sale
	Portion of unrealized gain (loss) on Non-OTTI securities	Portion of unrealized loss on OTTI securities (1)	Net unrealized loss on cash flow hedging instruments	Total accumulated other comprehensive income (loss)
Balance at December 31, 2009	$(77)	$(114)	$—	$(191)
Reclassification of OTTI securities	21	(21)	—	—
Other net changes	150	44	—	194

Balance at September 30, 2010	$94	$(91)	$—	$3

Balance at December 31, 2010	$88	$(71)	$(1)	$16
Reclassification of OTTI securities	6	(6)	—	—
Other net changes	43	(4)	1	40

Balance at September 30, 2011	$137	$(81)	$—	$56

(1)	OTTI securities are securities for which the Company has recognized an impairment charge through earnings.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

10.	Earnings Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income available to common stockholders (1)	$220	$124	$701	$335

Weighted-average common shares outstanding — basic	1,228	1,192	1,213	1,189
Common stock equivalent shares related to stock incentive plans	1	2	3	3

Weighted-average common shares outstanding — diluted (2)	1,229	1,194	1,216	1,192

Basic EPS	$.18	$.10	$.58	$.28
Diluted EPS	$.18	$.10	$.57	$.28

(1)	Net income available to participating securities (unvested restricted shares) was not material for the third quarters and first nine months of 2011 or 2010.
(2)

Antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS totaled 50 million and 49 million shares for the third quarters of 2011 and 2010, respectively, and 48 million and 40 million shares for the first nine months of 2011 and 2010, respectively.

11.	Regulatory Requirements

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

Schwab Bank is required to maintain minimum capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. At September 30, 2011, CSC and Schwab Bank met the capital level requirements.

The regulatory capital and ratios for Schwab Bank at September 30, 2011, are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$4,491	23.0%	$782	4.0%	$1,173	6.0%
Total Risk-Based Capital	$4,542	23.2%	$1,563	8.0%	$1,954	10.0%
Tier 1 Core Capital	$4,491	7.6%	$2,356	4.0%	$2,945	5.0%
Tangible Equity	$4,491	7.6%	$1,178	2.0%	N/A

N/A Not applicable.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Based on its regulatory capital ratios at September 30, 2011, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events since September 30, 2011, that management believes have changed Schwab Bank’s capital category.

CSC’s principal U.S. broker-dealers are Schwab and optionsXpress, Inc. optionsXpress, Inc. is a wholly-owned subsidiary of optionsXpress and provides clearing and settlement services. Schwab and optionsXpress, Inc. are each subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule). Schwab and optionsXpress, Inc. compute net capital under the alternative method permitted by the Uniform Net Capital Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement ($250,000 for Schwab), which is based on the type of business conducted by the broker-dealer. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

optionsXpress, Inc. is also subject to Commodity Futures Trading Commission Regulation 1.17 (Reg. 1.17) under the Commodity Exchange Act, which also requires the maintenance of minimum net capital. optionsXpress, Inc., as a futures commission merchant, is required to maintain minimum net capital equal to the greater of its net capital requirement under Reg. 1.17 ($1 million), or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 8% of the total risk margin requirements for all positions carried in non-customer accounts (as defined in Reg. 1.17).

Net capital and net capital requirements for Schwab and optionsXpress, Inc. at September 30, 2011, are as follows:

	$00000000	$00000000	$00000000	$00000000	$00000000	$00000000
	Net Capital	% of Aggregate Debit Balances	Minimum Net Capital Required	2% of Aggregate Debit Balances	Net Capital in Excess of Required Net Capital	Net Capital in Excess of 5% of Aggregate Debit Balances
Schwab	$1,307	10%	$0.250	$250	$1,057	$682
optionsXpress, Inc.	$74	21%	$1	$7	$67	$56

12.	Segment Information

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Financial information for the Company’s reportable segments is presented in the following table:

	$1,140	$1,140	$1,140	$1,140	$1,140	$1,140	$1,140	$1,140
	Investor Services		Institutional Services		Unallocated		Total
Three Months Ended September 30,	2011	2010	2011	2010	2011	2010	2011	2010
Net Revenues:
Asset management and administration fees	$254	$255	$212	$213	$—	$—	$466	$468
Net interest revenue	377	329	66	58	—	—	443	387
Trading revenue	166	121	82	61	—	—	248	182
Other	25	19	19	14	1	(1)	45	32
Provision for loan losses	(7)	(3)	(1)	—	—	—	(8)	(3)
Net impairment losses on securities	(12)	(3)	(1)	—	—	—	(13)	(3)

Total net revenues	803	718	377	346	1	(1)	1,181	1,063

Expenses Excluding Interest (1)	561	503	259	232	1	129	821	864

Income before taxes on income	$242	$215	$118	$114	$—	$(130)	$360	$199

Taxes on income							(140)	(75)

Net Income							$220	$124

(1)	Unallocated amount includes money market mutual fund charges of $132 million in the third quarter of 2010.

	$1,140	$1,140	$1,140	$1,140	$1,140	$1,140	$1,140	$1,140
	Investor Services		Institutional Services		Unallocated		Total
Nine Months Ended September 30,	2011	2010	2011	2010	2011	2010	2011	2010
Net Revenues:
Asset management and administration fees	$805	$699	$665	$626	$—	$—	$1,470	$1,325
Net interest revenue	1,137	943	193	167	—	—	1,330	1,110
Trading revenue	462	418	232	206	—	—	694	624
Other	61	53	57	47	1	(1)	119	99
Provision for loan losses	(11)	(16)	(2)	(2)	—	—	(13)	(18)
Net impairment losses on securities	(20)	(17)	(2)	(2)	—	—	(22)	(19)

Total net revenues	2,434	2,080	1,143	1,042	1	(1)	3,578	3,121

Expenses Excluding Interest (1)	1,662	1,535	777	715	(1)	321	2,438	2,571

Income before taxes on income	$772	$545	$366	$327	$2	$(322)	$1,140	$550

Taxes on income							(439)	(215)

Net Income							$701	$335

(1)	Unallocated amount includes money market mutual fund charges of $132 million and a class action litigation reserve of $196 million in the first nine months of 2010.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key financial and non-financial metrics in evaluating the Company’s financial position and operating performance. Results for the third quarters and first nine months of 2011 and 2010 are shown in the following table:

	$1,576.4	$1,576.4	$1,576.4	$1,576.4	$1,576.4	$1,576.4
	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2011	2010		2011	2010
Client Activity Metrics:
Net new client assets (1) (in billions)	$86.0	$14.6	N/M	$124.4	$0.4	N/M
Client assets (in billions, at quarter end)	$1,576.4	$1,471.3	7%
Clients’ daily average trades (in thousands)	475.4	352.6	35%	448.3	401.1	12%

Company Financial Metrics:
Net revenues	$1,181	$1,063	11%	$3,578	$3,121	15%
Expenses excluding interest	821	864	(5%)	2,438	2,571	(5%)

Income before taxes on income	360	199	81%	1,140	550	107%
Taxes on income	(140)	(75)	87%	(439)	(215)	104%

Net income	$220	$124	77%	$701	$335	109%

Earnings per share – diluted	$.18	$.10	80%	$.57	$.28	104%
Net revenue growth (decline) from prior year	11%	5%		15%	(3%)
Pre-tax profit margin	30.5%	18.7%		31.9%	17.6%
Return on stockholders’ equity (annualized)	12%	8%		13%	8%
Annualized net revenue per average full-time equivalent employee (in thousands)	$350	$340	3%	$361	$330	9%

(1)

Includes inflows of $60.9 billion and $7.5 billion in the third quarter of 2011 from mutual fund clearing services clients and the acquisition of optionsXpress Holdings, Inc., respectively. Includes net outflows of $51.5 billion in the first nine months of 2010 related to the planned deconversion of a mutual fund clearing services client.

N/M Not meaningful.

The broad equity markets weakened during the third quarter of 2011 as the Standard & Poor’s 500 Index, the Nasdaq Composite Index, and the Dow Jones Industrial Average declined 14%, 13%, and 12%, respectively, from the second quarter of 2011. Additionally, the depressed interest rate environment continued in the third quarter – the federal funds target rate remained unchanged at a range of zero to 0.25% and the three-month London Interbank Offered Rate (LIBOR) increased by only 8 basis points to 0.37% compared to the third quarter of 2010.

Clients remained actively engaged in the third quarter of 2011 despite the weakened economic and market environment. Net new client assets totaled $86.0 billion in the third quarter of 2011. Net new client assets excluding inflows relating to two mutual fund clearing services clients and the acquisition of optionsXpress Holdings, Inc. totaled $17.6 billion, up 21% from the same period in 2010. Total client assets ended the third quarter at $1.58 trillion, up 7% from the end of the third quarter of 2010. In addition, clients’ daily average trades were 475,400 in the third quarter of 2011, up 35% on a year-over-year basis, the highest since the fourth quarter of 2008.

Net revenues increased by 11% compared to the third quarter of 2010 primarily due to increases in net interest revenue and trading revenue. Net interest revenue increased primarily due to higher average balances of interest-earning assets during the quarter. Trading revenue increased primarily due to higher daily average revenue trades. Asset management and administration fees remained relatively flat during the third quarter of 2011 compared to the third quarter of 2010 due to an increase in money market mutual fund fee waivers, offset by continued asset inflows and an increase in revenue from the Company’s advice solutions. Money market mutual fund fee waivers were $160 million and $93 million in the third quarters of 2011 and 2010, respectively.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Net revenues increased by 15% compared to the first nine months of 2010 primarily due to increases in net interest revenue, asset management and administration fees, and trading revenue. Net interest revenue increased primarily due to higher average balances of interest-earning assets during the first nine months of 2011. Asset management and administration fees increased due to continued asset inflows and an increase in revenue from the Company’s advice solutions, offset by money market mutual fund fee waivers, which were $400 million and $331 million in the first nine months of 2011 and 2010, respectively. Trading revenue increased primarily due to higher daily average revenue trades.

Expenses excluding interest decreased by 5% in the third quarter of 2011 compared to the third quarter of 2010 primarily due to two charges in the third quarter of 2010 relating to losses recognized by Schwab money market mutual funds of $132 million and a charge of $21 million relating to the termination of the Company’s Invest First® and WorldPoints(a) Visa(b) credit card program. The decrease in expenses excluding interest was partially offset by increases in compensation and benefits, professional services, and advertising and market development. The Company’s ongoing expense discipline combined with an 11% increase in net revenues resulted in a 30.5% pre-tax profit margin in the third quarter of 2011.

Expenses excluding interest decreased by 5% in the first nine months of 2011 compared to the first nine months of 2010 primarily due to a class action litigation reserve of $196 million relating to the Schwab YieldPlus Fund® in the first quarter of 2010 and the third quarter 2010 charges discussed above, partially offset by increases in compensation and benefits, professional services, and advertising and market development.

Business Acquisition

On September 1, 2011, the Company completed its acquisition of all of the outstanding common shares of optionsXpress Holdings, Inc. (optionsXpress), an online brokerage firm primarily focused on equity option securities and futures, for total consideration of $714 million. Under the terms of the merger agreement, optionsXpress® stockholders received 1.02 shares of the Company’s common stock for each share of optionsXpress stock. As a result, the Company issued 59 million shares of the Company’s common stock valued at $710 million, based on the closing price of the Company’s common stock on September 1, 2011. The Company also assumed optionsXpress’ stock-based compensation awards valued at $4 million. See “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 3. Business Acquisition” for more information on the acquisition of optionsXpress.

CURRENT MARKET AND REGULATORY ENVIRONMENT

Market conditions were volatile during the third quarter of 2011. The lower equity markets and interest rate environment discussed above continue to constrain growth in the Company’s net revenues.

Short-term interest rates remained at historically low levels during the third quarter of 2011, as the federal funds target rate was unchanged at a range of zero to 0.25%. While the one-month and three-month LIBOR increased slightly from the second quarter of 2011 by 5 and 12 basis points to 0.24% and 0.37%, respectively, other short-term rates, such as the average three-month Treasury Bill yield have declined – decreasing from 0.04% to 0.02% during the third quarter of 2011. To the extent rates remain at these low levels, the Company’s net interest revenue will continue to be constrained, even as growth in average balances helps increase such revenue. The low interest rate environment also affects asset management and administration fees. The overall yields on certain Schwab-sponsored money market mutual funds have remained at levels at or below the management fees on those funds. The Company continues to waive a portion of its management fees, which it began in the first quarter of 2009, so that the funds can continue providing a positive return to clients. These and other money market mutual funds may not be able to replace maturing securities with securities of equal or higher yields. As a result, the yields on such funds may remain around their current levels, and therefore below the management fees on those funds, or the yields may decline further. To the extent this occurs, fees may continue to be waived and such waivers could increase from the third quarter 2011 level, which would negatively affect asset management and administration fees.

(a)	WorldPoints is a registered trademark of FIA Card Services, N.A.
(b)	Visa is a registered trademark of Visa International Service Association.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company recorded net impairment charges of $13 million and $22 million related to certain non-agency residential mortgage-backed securities in the third quarter and first nine months of 2011, respectively, due to credit deterioration of the securities’ underlying loans. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional impairment charges. The Company is pursuing lawsuits in state court in San Francisco for rescission and damages against issuers and underwriters of certain non-agency residential mortgage-backed securities on which the Company has experienced realized and unrealized losses. The lawsuits allege that offering documents for the securities contained material untrue and misleading statements about the securities and the underwriting standards and credit quality of the underlying loans.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

The following discussion presents an analysis of the Company’s results of operations for the third quarter and first nine months of 2011 compared to the same periods in 2010.

Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. Net interest revenue and trading revenue increased, while asset management and administration fees remained relatively flat in the third quarter of 2011 compared to the third quarter of 2010. Asset management and administration fees, net interest revenue, and trading revenue increased in the first nine months of 2011 compared to the first nine months of 2010.

	Revenues	Revenues	Revenues	Revenues	Revenues
Three Months Ended September 30,		2011		2010
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Schwab money market funds before fee waivers	3%	$220		$214
Fee waivers	72%	(160)		(93)

Schwab money market funds after fee waivers	(50%)	60	5%	121	11%
Equity and bond funds	—	29	2%	29	3%
Mutual Fund OneSource®	12%	168	14%	150	14%

Total mutual funds	(14%)	257	21%	300	28%
Advice solutions	30%	129	11%	99	9%
Other	16%	80	7%	69	7%

Asset management and administration fees	—	466	39%	468	44%

Net interest revenue
Interest revenue	10%	487	41%	442	42%
Interest expense	(20%)	(44)	(3%)	(55)	(6%)

Net interest revenue	14%	443	38%	387	36%

Trading revenue
Commissions	39%	233	20%	168	16%
Principal transactions	7%	15	1%	14	1%

Trading revenue	36%	248	21%	182	17%

Other	41%	45	4%	32	3%

Provision for loan losses	167%	(8)	(1%)	(3)	—

Net impairment losses on securities	N/M	(13)	(1%)	(3)	—

Total net revenues	11%	$1,181	100%	$1,063	100%

N/M Not meaningful.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Revenues	Revenues	Revenues	Revenues	Revenues
Nine Months Ended September 30,		2011		2010
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Schwab money market funds before fee waivers	(2%)	$639		$653
Fee waivers	21%	(400)		(331)

Schwab money market funds after fee waivers	(26%)	239	7%	322	10%
Equity and bond funds	6%	89	2%	84	3%
Mutual Fund OneSource®	17%	520	15%	443	14%

Total mutual funds	—	848	24%	849	27%
Advice solutions	48%	392	11%	265	8%
Other	9%	230	6%	211	8%

Asset management and administration fees	11%	1,470	41%	1,325	43%

Net interest revenue
Interest revenue	16%	1,464	41%	1,261	40%
Interest expense	(11%)	(134)	(4%)	(151)	(4%)

Net interest revenue	20%	1,330	37%	1,110	36%

Trading revenue
Commissions	13%	647	18%	575	18%
Principal transactions	(4%)	47	1%	49	2%

Trading revenue	11%	694	19%	624	20%

Other	20%	119	4%	99	3%

Provision for loan losses	(28%)	(13)	—	(18)	(1%)

Net impairment losses on securities	16%	(22)	(1%)	(19)	(1%)

Total net revenues	15%	$3,578	100%	$3,121	100%

Asset Management and Administration Fees

Asset management and administration fees include mutual fund service fees and fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for shareholder services, administration, and investment management provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. These fees are based upon the daily balances of client assets invested in these funds. The Company also earns asset management fees for advisory and managed account services, which are based on the daily balances of client assets subject to the specific fee for service. The fair values of client assets included in proprietary and third-party mutual funds are based on quoted market prices and other observable market data. Other asset management and administration fees include various asset based fees, such as trust fees, 401k record keeping fees, and mutual fund clearing and other service fees. Asset management and administration fees may vary with changes in the balances of client assets due to market fluctuations and client activity. For discussion of the impact of current market conditions on asset management and administration fees, see “Current Market and Regulatory Environment.”

Asset management and administration fees remained relatively flat in the third quarter of 2011 compared to the third quarter of 2010 primarily due to a decrease in mutual fund service fees, offset by continued asset inflows and an increase in advice solutions fees. Asset management and administration fees increased by $145 million, or 11%, in the first nine months of 2011 compared to the first nine months of 2010 primarily due to continued asset inflows and an increase in advice solutions fees.

Mutual fund service fees decreased by $43 million, or 14%, compared to the third quarter of 2010 and remained relatively flat from the first nine months of 2010, primarily due to an increase in money market mutual fund fee waivers, offset by higher average balances of client assets invested in the Company’s Mutual Fund OneSource funds and equity and bond

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

funds as a result of continued asset inflows. Given the low interest rate environment in the third quarters and first nine months of 2011 and 2010, the overall yields on certain Schwab-sponsored money market mutual funds have remained at levels at or below the management fees on those funds. As a result, the Company waived a portion of its fees in the third quarters and first nine months of 2011 and 2010 in order to provide a positive return to clients.

Advice solutions fees increased by $30 million, or 30%, and $127 million, or 48%, in the third quarter and first nine months of 2011 compared to the same periods in 2010, respectively, primarily due to higher average balances of client assets participating in advisory and managed account services programs, including Schwab Private Client and Schwab Managed Portfolios™. The increase in advice solutions fees was also due to temporary fee rebates of $10 million and $62 million, which reduced advice solutions fees in the third quarter and first nine months of 2010, respectively, under a rebate program that ended in 2010.

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

In clearing its clients’ trades, Charles Schwab & Co., Inc. (Schwab) and optionsXpress, Inc. hold cash balances payable to clients. In most cases, Schwab and optionsXpress, Inc. pay their clients interest on cash balances awaiting investment, and may invest these funds and earn interest revenue. Receivables from brokerage clients consist primarily of margin loans to brokerage clients. Margin loans are loans made by Schwab and optionsXpress, Inc. to clients on a secured basis to purchase securities. Pursuant to SEC regulations, client cash balances that are not used for margin lending are generally segregated into investment accounts that are maintained for the exclusive benefit of clients, which are recorded in cash and investments segregated on the Company’s condensed consolidated balance sheet.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheet:

	$96,782	$96,782	$96,782	$96,782	$96,782	$96,782
Three Months Ended September 30,	2011			2010
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$6,025	$3	0.20%	$8,265	$6	0.29%
Cash and investments segregated	26,597	7	0.10%	19,286	16	0.33%
Broker-related receivables (1)	300	—	0.03%	287	—	0.12%
Receivables from brokerage clients	10,749	117	4.32%	9,151	111	4.81%
Securities available for sale (2)	27,947	116	1.65%	25,148	124	1.96%
Securities held to maturity	15,469	128	3.28%	10,776	95	3.50%
Loans to banking clients	9,646	79	3.25%	8,052	69	3.40%
Loans held for sale	49	1	4.27%	69	1	4.72%

Total interest-earning assets	96,782	451	1.85%	81,034	422	2.07%

Other interest revenue		36			20

Total interest-earning assets	$96,782	$487	2.00%	$81,034	$442	2.16%

Funding sources:
Deposits from banking clients	$53,247	$16	0.12%	$46,942	$29	0.25%
Payables to brokerage clients	30,962	1	0.01%	22,882	1	0.02%
Long-term debt	2,003	27	5.35%	1,827	25	5.43%

Total interest-bearing liabilities	86,212	44	0.20%	71,651	55	0.30%

Noninterest-bearing funding sources	10,570			9,383

Total funding sources	$96,782	$44	0.18%	$81,034	$55	0.27%

Net interest revenue		$443	1.82%		$387	1.89%

(1)	Interest revenue was less than $500,000 in the period or periods presented.
(2)	Amounts have been calculated based on amortized cost.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

	$93,838	$93,838	$93,838	$93,838	$93,838	$93,838
Nine Months Ended September 30,	2011			2010
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$5,496	$9	0.22%	$7,848	$16	0.27%
Cash and investments segregated	25,120	30	0.16%	19,046	41	0.29%
Broker-related receivables (1)	346	—	0.05%	297	—	0.04%
Receivables from brokerage clients	10,784	356	4.41%	8,720	322	4.94%
Other securities owned (1)	—	—	—	98	—	0.45%
Securities available for sale (2)	26,373	332	1.68%	23,841	376	2.11%
Securities held to maturity	16,313	413	3.38%	8,799	240	3.65%
Loans to banking clients	9,343	231	3.31%	7,802	204	3.50%
Loans held for sale	63	2	4.11%	69	3	4.84%

Total interest-earning assets	93,838	1,373	1.96%	76,520	1,202	2.10%

Other interest revenue		91			59

Total interest-earning assets	$93,838	$1,464	2.08%	$76,520	$1,261	2.20%

Funding sources:
Deposits from banking clients	$51,649	$49	0.13%	$43,434	$85	0.26%
Payables to brokerage clients	29,288	2	0.01%	22,103	2	0.01%
Long-term debt	2,004	81	5.40%	1,527	64	5.60%

Total interest-bearing liabilities	82,941	132	0.21%	67,064	151	0.30%

Non-interest-bearing funding sources	10,897			9,456
Other interest expense		2			—

Total funding sources	$93,838	$134	0.19%	$76,520	$151	0.26%

Net interest revenue		$1,330	1.89%		$1,110	1.94%

(1)	Interest revenue was less than $500,000 in the period or periods presented.
(2)	Amounts have been calculated based on amortized cost.

Net interest revenue increased in the third quarter and first nine months of 2011 compared to the same periods in 2010 due to higher average balances of interest-earning assets. This resulted from growth in the average balances of deposits from banking clients and payables to brokerage clients, which in turn funded increases in the balances of securities held to maturity and securities available for sale. The increase in net interest revenue was partially offset by the effect of declining yields on almost all interest-earning assets compared to the same periods in 2010, driven by the low interest rate environment that persisted in the third quarter and first nine months of 2011.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Trading revenue increased by $66 million, or 36%, and $70 million, or 11%, in the third quarter and first nine months of 2011 compared to the same periods in 2010, respectively, primarily due to higher daily average revenue trades. Daily average revenue trades increased 39% and 12% in the third quarter and first nine months of 2011, respectively, primarily due to a higher volume of equity and option trades.

	Change	Change	Change	Change	Change	Change
	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2011	2010		2011	2010
Daily average revenue trades (in thousands) (1)	323.1	233.2	39%	302.7	270.3	12%
Number of trading days	64.0	64.0	—	189.0	188.0	1%
Average revenue earned per revenue trade	$12.04	$12.32	(2%)	$12.13	$12.35	(2%)

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

Other Revenue

Other revenue includes gains on sales of mortgage loans, exchange processing fees, software maintenance fees, and other service fees. Other revenue increased by $13 million, or 41%, and $20 million, or 20%, in the third quarter and first nine months of 2011 compared to the same periods in 2010, respectively, primarily due to increases in exchange processing fees and software maintenance fees.

Provision for Loan Losses

The provision for loan losses increased by $5 million in the third quarter of 2011 compared to the third quarter of 2010. The provision for loan losses decreased by $5 million, or 28%, in the first nine months of 2011 from the first nine months of 2010 due to a decrease in overall expected loss rates resulting primarily from a decrease in first mortgage loan delinquencies. Additionally, charge-offs remained flat in the third quarter and first nine months of 2011 compared to the same periods in 2010. For further discussion on the Company’s credit risk and the allowance for loan losses, see “Risk Management – Credit Risk Exposures” and “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 5. Loans to Banking Clients and Related Allowance for Loan Losses.”

Net Impairment Losses on Securities

Net impairment losses on securities were $13 million and $22 million in the third quarter and first nine months of 2011, respectively. Net impairment losses on securities were $3 million and $19 million in the third quarter and first nine months of 2010, respectively. These charges related to certain non-agency residential mortgage-backed securities in the Company’s available for sale portfolio as a result of credit deterioration of the securities’ underlying loans. For further discussion, see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 4. Securities Available for Sale and Securities Held to Maturity.”

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses Excluding Interest

As shown in the table below, expenses excluding interest decreased in the third quarter and first nine months of 2011 compared to the same periods in 2010. The decrease in the third quarter of 2011 was primarily due to two charges in the third quarter of 2010 relating to losses recognized by Schwab money market mutual funds and the termination of the Company’s Invest First and WorldPoints Visa credit card program, partially offset by increases in compensation and benefits, professional services, and advertising and market development. The decrease in the first nine months of 2011 was primarily due to a class action litigation reserve relating to the Schwab YieldPlus Fund in the first quarter of 2010 and the two charges previously discussed above in the third quarter of 2010, partially offset by increases in compensation and benefits, professional services, and advertising and market development.

	Change	Change	Change	Change	Change	Change
	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2011	2010		2011	2010
Compensation and benefits	$423	$381	11%	$1,290	$1,176	10%
Professional services	104	85	22%	288	249	16%
Occupancy and equipment	78	66	18%	222	202	10%
Advertising and market development	48	34	41%	159	139	14%
Communications	56	49	14%	166	154	8%
Depreciation and amortization	39	35	11%	107	108	(1%)
Class action litigation and regulatory reserve	—	—	—	7	196	N/M
Money market mutual fund charges	—	132	N/M	—	132	N/M
Other	73	82	(11%)	199	215	(7%)

Total expenses excluding interest	$821	$864	(5%)	$2,438	$2,571	(5%)

Expenses as a percentage of total net revenues:
Total expenses excluding interest	70%	81%		68%	82%
Advertising and market development	4%	3%		4%	4%

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Compensation and benefits expense increased by $42 million, or 11%, and $114 million, or 10%, in the third quarter and first nine months of 2011 compared to the third quarter and first nine months of 2010, respectively, primarily due to increases in salaries and wages and incentive compensation. The following table shows a comparison of certain compensation and benefits components and employee data:

	$1,290	$1,290	$1,290	$1,290	$1,290	$1,290
	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2011	2010	Change	2011	2010	Change
Salaries and wages	$247	$228	8%	$745	$701	6%
Incentive compensation	114	88	30%	338	283	19%
Employee benefits and other	62	65	(5%)	207	192	8%

Total compensation and benefits expense	$423	$381	11%	$1,290	$1,176	10%

Compensation and benefits expense as a percentage of total net revenues:
Salaries and wages	21%	21%		21%	22%
Incentive compensation	10%	8%		9%	9%
Employee benefits and other	5%	7%		6%	7%

Total compensation and benefits expense	36%	36%		36%	38%

Full-time equivalent employees (in thousands) (1)
At quarter end	13.9	12.5	11%
Average	13.5	12.5	8%	13.2	12.6	5%

(1)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

Salaries and wages increased in the third quarter and first nine months of 2011 compared to the same periods in 2010 primarily due to increases in full-time employees and persons employed on a contract basis. Incentive compensation increased in the third quarter and first nine months of 2011 compared to the same periods in 2010 primarily due to higher discretionary bonus costs and higher variable compensation. Variable compensation was higher due to the acquisition of Windward Investment Management, Inc., in the fourth quarter of 2010. Employee benefits and other expense increased in the first nine months of 2011 compared to the first nine months of 2010 primarily due to increases in payroll taxes and the Company’s 401(k) plan contribution match expense as a result of increases in incentive compensation and full-time employees.

Expenses Excluding Compensation and Benefits

Professional services expense increased in the third quarter and first nine months of 2011 compared to the same periods in 2010 primarily due to an increase in fees relating to technology services and enhancements and costs of approximately $10 million relating to the acquisition of optionsXpress.

Occupancy and equipment expense increased in the third quarter and first nine months of 2011 compared to the same periods in 2010 primarily due to an increase in data processing equipment expense.

Advertising and market development expense increased in the third quarter and first nine months of 2011 compared to the same periods in 2010 primarily due to higher spending on customer promotions, regional events, and seminars.

Communications expense increased in the third quarter and first nine months of 2011 compared to the same periods in 2010 primarily due to higher telephone and mailing expenses.

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

Other expense decreased in the third quarter and first nine months of 2011 compared to the same periods in 2010 primarily due to a charge of $21 million in the third quarter of 2010 relating to the Company’s Invest First and WorldPoints Visa credit cards, as the Company ended its sponsorship due to challenging credit card industry economics. A charge of $9 million was also recognized in the first quarter of 2010 relating to this termination.

Taxes on Income

The Company’s effective income tax rate on income before taxes was 38.9% and 37.7% for the third quarters of 2011 and 2010, respectively. The Company’s effective income tax rate on income before taxes was 38.5% and 39.1% for the first nine months of 2011 and 2010, respectively. The lower rate in the third quarter of 2010 and the higher rate in the first nine months of 2010 were primarily due to the impact of non-recurring items on the computation of the effective income tax rate.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Financial information for the Company’s reportable segments is presented in the following tables:

	$0,000	$0,000	$0,000	$0,000	$0,000	$0,000
	Investor Services			Institutional Services
Three Months Ended September 30,	Percent Change	2011	2010	Percent Change	2011	2010
Net Revenues:
Asset management and administration fees	—	$254	$255	—	$212	$213
Net interest revenue	15%	377	329	14%	66	58
Trading revenue	37%	166	121	34%	82	61
Other	32%	25	19	36%	19	14
Provision for loan losses	133%	(7)	(3)	N/M	(1)	—
Net impairment losses on securities	N/M	(12)	(3)	N/M	(1)	—

Total net revenues	12%	803	718	9%	377	346

Expenses Excluding Interest	12%	561	503	12%	259	232

Income before taxes on income	13%	$242	$215	4%	$118	$114

	Unallocated			Total
Three Months Ended September 30,	Percent Change	2011	2010	Percent Change	2011	2010
Net Revenues:
Asset management and administration fees	—	$—	$—	—	$466	$468
Net interest revenue	—	—	—	14%	443	387
Trading revenue	—	—	—	36%	248	182
Other	N/M	1	(1)	41%	45	32
Provision for loan losses	—	—	—	167%	(8)	(3)
Net impairment losses on securities	—	—	—	N/M	(13)	(3)

Total net revenues	N/M	1	(1)	11%	1,181	1,063

Expenses Excluding Interest	N/M	1	129	(5%)	821	864

Income before taxes on income	N/M	$—	$(130)	81%	$360	$199

Taxes on income					(140)	(75)

Net Income					$220	$124

N/M Not meaningful.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

	$0,000	$0,000	$0,000	$0,000	$0,000	$0,000
	Investor Services			Institutional Services
Nine Months Ended September 30,	Percent Change	2011	2010	Percent Change	2011	2010
Net Revenues:
Asset management and administration fees	15%	$805	$699	6%	$665	$626
Net interest revenue	21%	1,137	943	16%	193	167
Trading revenue	11%	462	418	13%	232	206
Other	15%	61	53	21%	57	47
Provision for loan losses	(31%)	(11)	(16)	—	(2)	(2)
Net impairment losses on securities	18%	(20)	(17)	—	(2)	(2)

Total net revenues	17%	2,434	2,080	10%	1,143	1,042

Expenses Excluding Interest	8%	1,662	1,535	9%	777	715

Income before taxes on income	42%	$772	$545	12%	$366	$327

	Unallocated			Total
Nine Months Ended September 30,	Percent Change	2011	2010	Percent Change	2011	2010
Net Revenues:
Asset management and administration fees	—	$—	$—	11%	$1,470	$1,325
Net interest revenue	—	—	—	20%	1,330	1,110
Trading revenue	—	—	—	11%	694	624
Other	N/M	1	(1)	20%	119	99
Provision for loan losses	—	—	—	(28%)	(13)	(18)
Net impairment losses on securities	—	—	—	16%	(22)	(19)

Total net revenues	N/M	1	(1)	15%	3,578	3,121

Expenses Excluding Interest	N/M	(1)	321	(5%)	2,438	2,571

Income before taxes on income	N/M	$2	$(322)	107%	$1,140	$550

Taxes on income					(439)	(215)

Net Income					$701	$335

N/M Not meaningful.

Investor Services

Net revenues increased by $85 million, or 12%, in the third quarter of 2011 compared to the third quarter of 2010 primarily due to increases in net interest revenue and trading revenue. Net interest revenue increased primarily due to higher average balances of interest-earning assets during the quarter. Trading revenue increased primarily due to higher daily average revenue trades. Asset management and administration fees remained relatively flat compared to the third quarter of 2010 due to an increase in money market mutual fund fee waivers, offset by continued asset inflows and an increase in revenue from the Company’s advice solutions. Expenses excluding interest increased by $58 million, or 12%, in the third quarter of 2011 compared to the third quarter of 2010 primarily due to increases in compensation and benefits, professional services, and advertising and market development.

Net revenues increased by $354 million, or 17%, in the first nine months of 2011 compared to the first nine months of 2010 primarily due to increases in net interest revenue, asset management and administration fees, and trading revenue. Net interest revenue increased primarily due to higher average balances of interest-earning assets during the first nine months of 2011. Asset management and administration fees increased due to continued asset inflows and an increase in revenue from the Company’s advice solutions, offset by money market mutual fund fee waivers. Trading revenue increased primarily due to higher daily average revenue trades. Expenses excluding interest increased by $127 million, or 8%, in the first nine months of 2011 compared to the first nine months of 2010 primarily due to increases in compensation and benefits, professional services, and advertising and market development.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Institutional Services

Net revenues increased by $31 million, or 9%, in the third quarter of 2011 compared to the third quarter of 2010 primarily due to increases in net interest revenue and trading revenue. Net interest revenue increased primarily due to higher average balances of interest-earning assets during the quarter. Trading revenue increased primarily due to higher daily average revenue trades. Asset management and administration fees remained relatively flat compared to the third quarter of 2010 due to an increase in money market mutual fund fee waivers, offset by continued asset inflows and an increase in revenue from the Company’s advice solutions. Expenses excluding interest increased by $27 million, or 12%, in the third quarter of 2011 compared to the third quarter of 2010 primarily due to increases in compensation and benefits and other expense.

Net revenues increased by $101 million, or 10%, in the first nine months of 2011 compared to the first nine months of 2010 primarily due to increases in net interest revenue, asset management and administration fees, and trading revenue. Net interest revenue increased primarily due to higher average balances of interest-earning assets during the first nine months of 2011. Asset management and administration fees increased due to continued asset inflows and an increase in revenue from the Company’s advice solutions, offset by money market mutual fund fee waivers. Trading revenue increased primarily due to higher daily average revenue trades. Expenses excluding interest increased by $62 million, or 9%, in the first nine months of 2011 compared to the first nine months of 2010 primarily due to increases in compensation and benefits and professional services.

Unallocated

Expenses excluding interest in the third quarter and first nine months of 2010 include losses recognized by Schwab money market mutual funds. Expenses excluding interest in the first nine months of 2010 also include a class action litigation reserve relating to the Schwab YieldPlus Fund in the first quarter of 2010.

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

Liquidity

CSC

As a savings and loan holding company, CSC is not subject to specific statutory capital requirements. However, CSC is required to maintain capital that is sufficient to support the holding company and its subsidiaries’ business activities, and the risks inherent in those activities. To manage capital adequacy, CSC currently utilizes a target Tier 1 Leverage Ratio, as defined by the Board of Governors of the Federal Reserve System, of at least 6%. At September 30, 2011, CSC’s Tier 1 Leverage Ratio was 6.5%.

CSC’s liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. CSC has a universal automatic shelf registration statement on file with the SEC which enables CSC to issue debt, equity and other securities. CSC maintains excess liquidity in the form of overnight cash deposits and short-term investments to cover daily funding needs and to support growth in the Company’s business. Generally, CSC does not hold liquidity at its subsidiaries in excess of amounts deemed sufficient to support the subsidiaries’ operations, including any regulatory capital requirements. Schwab, Schwab Bank, and optionsXpress, Inc. are subject to regulatory requirements that may restrict them from certain transactions with CSC, as further discussed below. Management believes that funds generated by the operations

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

of CSC’s subsidiaries will continue to be the primary funding source in meeting CSC’s liquidity needs, providing adequate liquidity to meet Schwab Bank’s capital guidelines, and maintaining Schwab’s net capital.

CSC has liquidity needs that arise from the funding of cash dividends, acquisitions, and investments, as well as its Senior Notes, Senior Medium-Term Notes, Series A (Medium-Term Notes), and Junior Subordinated Notes. The following are details of CSC’s long-term debt:

	Outstanding	Outstanding	Outstanding	Outstanding	Outstanding	Outstanding
September 30, 2011	Par Outstanding	Maturity	Interest Rate	Moody’s	Standard & Poor’s	Fitch
Senior Notes	$1,450	2014 - 2020	4.45% to 4.950% fixed	A2	A	A
Medium-Term Notes	$250	2017	6.375% fixed	A2	A	A
Junior Subordinated Notes (1)	$202	2067	7.50% fixed until 2017, floating thereafter	Baa1	BBB+	BBB+

(1)	The Junior Subordinated Notes themselves are not rated, however, the trust preferred securities related to these Junior Subordinated Notes are rated.

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no borrowings of Commercial Paper Notes outstanding at September 30, 2011. CSC’s ratings for these short-term borrowings are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of eleven banks, which is scheduled to expire in June 2012. This facility replaced a similar facility that expired in June 2011 and was unused during the first nine months of 2011. The funds under this facility are available for general corporate purposes, including repayment of the Commercial Paper Notes discussed above. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity. At September 30, 2011, the minimum level of stockholders’ equity required under this facility was $4.9 billion (CSC’s stockholders’ equity at September 30, 2011 was $7.7 billion). Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $658 million of the $733 million uncommitted, unsecured bank credit lines discussed below, that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used by CSC during the first nine months of 2011.

In addition, Schwab provides CSC with a $1.0 billion credit facility, which matures in December 2011. There were no funds drawn under this facility at September 30, 2011.

Schwab

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings from CSC, paying cash dividends, or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At September 30, 2011, Schwab’s net capital was $1.3 billion (10% of aggregate debit balances), which was $1.1 billion in excess of its minimum required net capital and $682 million in excess of 5% of aggregate debit balances.

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

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $34.8 billion and $29.9 billion at September 30, 2011 and December 31, 2010, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab.

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $102 million at September 30, 2011, is being reduced by a portion of the lease payments over the remaining lease term of 13 years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of six banks totaling $733 million at September 30, 2011. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earning investments, and movements of cash to meet regulatory brokerage client cash segregation requirements. Schwab used such borrowings for 5 days during the first nine months of 2011, with average daily amounts borrowed of $44 million. There were no borrowings outstanding under these lines at September 30, 2011.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured standby letter of credit agreements (LOCs) with eight banks in favor of the OCC aggregating $445 million at September 30, 2011. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At September 30, 2011, the aggregate face amount of these LOCs totaled $91 million. There were no funds drawn under any of these LOCs during the first nine months of 2011.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility, which is scheduled to expire in March 2012. The amount outstanding under this facility at September 30, 2011, was $245 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $2.5 billion credit facility, which is scheduled to expire in December 2011. Borrowings under this facility do not qualify as regulatory capital for Schwab. There were no funds drawn under this facility at September 30, 2011.

Schwab Bank

Schwab Bank is required to maintain capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. Based on its regulatory capital ratios at September 30, 2011, Schwab Bank is considered well capitalized. Schwab Bank’s regulatory capital and ratios at September 30, 2011, are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$4,491	23.0%	$782	4.0%	$1,173	6.0%
Total Risk-Based Capital	$4,542	23.2%	$1,563	8.0%	$1,954	10.0%
Tier 1 Core Capital	$4,491	7.6%	$2,356	4.0%	$2,945	5.0%
Tangible Equity	$4,491	7.6%	$1,178	2.0%	N/A

N/A Not applicable.

Management has established a target Tier 1 Core Capital Ratio for Schwab Bank of at least 7.5%. Schwab Bank’s current liquidity needs are generally met through deposits from banking clients and equity capital.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The excess cash held in certain Schwab brokerage client accounts is swept into deposit accounts at Schwab Bank. At September 30, 2011, these balances totaled $34.7 billion.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, Schwab Bank has access to short-term funding through the Federal Reserve Bank (FRB) discount window. Amounts available under the FRB discount window are dependent on the fair value of certain of Schwab Bank’s securities available for sale and securities held to maturity that are pledged as collateral. Schwab Bank maintains policies and procedures necessary to access this funding and tests discount window borrowing procedures annually. At September 30, 2011, $1.3 billion was available under this arrangement. There were no funds drawn under this arrangement during the first nine months of 2011.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System. Amounts available under this facility are dependent on the amount of Schwab Bank’s residential real estate mortgages and home equity lines of credit (HELOCs) that are pledged as collateral. At September 30, 2011, $5.0 billion was available under this facility. There were no funds drawn under this facility during the first nine months of 2011.

CSC provides Schwab Bank with a $100 million short-term credit facility, which is scheduled to expire in December 2011. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. There were no funds drawn under this facility during the first nine months of 2011.

optionsXpress

optionsXpress, Inc., a wholly-owned subsidiary of optionsXpress, is also a registered broker-dealer and is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit optionsXpress, Inc. from paying cash dividends or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At September 30, 2011, optionsXpress Inc.’s net capital was $74 million (21% of aggregate debit balances), which was $67 million in excess of its minimum required net capital and $56 million in excess of 5% of aggregate debit balances.

optionsXpress, Inc. is also subject to Commodity Futures Trading Commission Regulation 1.17 (Reg. 1.17) under the Commodity Exchange Act, which also requires the maintenance of minimum net capital. optionsXpress, Inc. as a futures commission merchant, is required to maintain minimum net capital equal to the greater of its net capital requirement under Reg. 1.17 ($1 million), or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 8% of the total risk margin requirements for all positions carried in non-customer accounts (as defined in Reg. 1.17).

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $1.2 billion at September 30, 2011. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for optionsXpress, Inc.

CSC provides optionsXpress, Inc. with a $100 million credit facility, which is scheduled to expire in December 2014. Borrowings under this facility do not qualify as regulatory capital for optionsXpress, Inc. There were no funds drawn under this facility during September 2011.

optionsXpress has a term loan with CSC, of which $118 million was outstanding at September 30, 2011, and matures in December 2014.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio not to exceed 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at September 30, 2011, was $9.7 billion, up $1.4 billion, or 17%, from December 31, 2010. At September 30, 2011, the Company had long-term debt of $2.0 billion, or

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

21% of total financial capital, that bears interest at a weighted-average rate of 5.24%. At December 31, 2010, the Company had long-term debt of $2.0 billion, or 24% of total financial capital. The Company repaid $115 million of long-term debt in the first nine months of 2011, which included the pay off of long-term debt acquired from optionsXpress of $110 million subsequent to the acquisition date.

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

Capital Expenditures

The Company’s capital expenditures were $135 million and $76 million in the first nine months of 2011 and 2010, respectively. Capital expenditures in the first nine months of 2011 were primarily for software and equipment relating to the Company’s information technology systems, capitalized costs for developing internal-use software and leasehold improvements. Capital expenditures in the first nine months of 2010 were primarily for software and equipment relating to the Company’s information technology systems and leasehold improvements. Capitalized costs for developing internal-use software were $40 million and $14 million in the first nine months of 2011 and 2010, respectively.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, management anticipated that 2011 capital expenditures would be 35% higher than 2010 spending. Due to increased spending on capitalized costs for developing internal-use software, management currently anticipates that full-year 2011 capital expenditures will be approximately 55% higher than 2010 levels.

Dividends

CSC paid common stock cash dividends of $218 million ($0.18 per share) and $215 million ($0.18 per share) in the first nine months of 2011 and 2010, respectively.

Share Repurchases

There were no repurchases of CSC’s common stock in the first nine months of 2011 or 2010. As of September 30, 2011, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock, which does not have an expiration date.

Business Acquisition

On September 1, 2011, the Company completed its acquisition of all of the outstanding common shares of optionsXpress, an online brokerage firm primarily focused on equity option securities and futures, for total consideration of $714 million. Under the terms of the merger agreement, optionsXpress stockholders received 1.02 shares of the Company’s common stock for each share of optionsXpress stock. As a result, the Company issued 59 million shares of the Company’s common stock valued at $710 million, based on the closing price of the Company’s common stock on September 1, 2011. The Company also assumed optionsXpress’ stock-based compensation awards valued at $4 million. See “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 3. Business Acquisition” for more information on the acquisition of optionsXpress.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Off-Balance Sheet Arrangements

The Company enters into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit. Additionally, the Company enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For discussion on the Company’s off-balance sheet arrangements, see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 7. Commitments and Contingent Liabilities.”

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

Credit Risk Exposures

The Company has exposure to credit risk associated with the Company’s loans to banking clients. The Company’s mortgage loan portfolios primarily include first lien residential mortgage loans (First Mortgage portfolio) of $5.5 billion and HELOCs of $3.5 billion at September 30, 2011.

The Company’s First Mortgage portfolio underwriting requirements are generally consistent with the underwriting requirements in the secondary market for loan portfolios. The Company’s guidelines include maximum loan-to-value (LTV) ratios, cash out limits, and minimum Fair Isaac & Company (FICO) credit scores. The specific guidelines are dependent on the individual characteristics of a loan (for example, whether the property is a primary or secondary residence, whether the loan is for investment property, whether the loan is for an initial purchase of a home or refinance of an existing home, and whether the loan is conforming or jumbo). These credit underwriting standards have limited the exposure to the types of loans that experienced high foreclosures and loss rates elsewhere in the industry in recent years. There have been no significant changes to the LTV ratio or FICO credit score guidelines related to the Company’s First Mortgage or HELOC portfolios during the first nine months of 2011. At September 30, 2011, the weighted-average originated LTV ratios were 60% and 59% for the First Mortgage and HELOC portfolios, respectively. The computation of the origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At September 30, 2011, 21% of HELOCs ($756 million of the HELOC portfolio) were in a first lien position. The weighted-average originated FICO credit scores were 765 and 768 for the First Mortgage and HELOC portfolios, respectively.

The Company does not offer loans that allow for negative amortization and does not originate or purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO credit score of less than 620 at origination), unless the borrower has compensating credit factors. At September 30, 2011, approximately 1% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with FICO credit scores of less than 620.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

	September 30, 2011	September 30, 2011
	September 30, 2011	December 31, 2010
Loan delinquencies (1)	0.76%	0.96%
Nonaccrual loans	0.49%	0.58%
Allowance for loan losses	0.54%	0.60%

(1)	Loan delinquencies are defined as loans that are 30 days or more past due.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios, whose fair values totaled $29.0 billion and $16.3 billion at September 30, 2011, respectively. These portfolios include U.S. agency and non-agency residential mortgage-backed securities, corporate debt securities, U.S. agency notes, certificates of deposit, and asset-backed and other securities. U.S. agency residential mortgage-backed securities do not have explicit credit ratings, however management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. agencies. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined by the Company as loans to borrowers with a FICO credit score of 620 or higher at origination), and “Alt-A” (defined by the Company as Prime loans with reduced documentation at origination).

The table below presents the credit ratings for U.S. agency and non-agency residential mortgage-backed securities available for sale and securities held to maturity, including Prime and Alt-A residential mortgage-backed securities, by year of origination. In some instances securities have divergent ratings from Moody’s, Fitch, or Standard & Poor’s. In these instances, the Company has used the lowest rating as of September 30, 2011, for purposes of presenting the table below. Residential mortgage-backed securities, particularly Alt-A securities, experienced continued deteriorating credit characteristics, including increased payment delinquency rates, in the first nine months of 2011. For a discussion of the impact of current market conditions on residential mortgage-backed securities, see “Current Market and Regulatory Environment.”

	AAA		AA to A		BBB		BB or Lower		Total
	Amortized Cost	Net Unrealized Gain	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Loss	Amortized Cost	Net Unrealized Gain (Loss)
U.S. agency residential mortgage-backed securities:
2007 and prior	$899	$6	$—	$—	$—	$—	$—	$—	$899	$6
2008	1,974	52	—	—	—	—	—	—	1,974	52
2009	6,107	218	—	—	—	—	—	—	6,107	218
2010	16,807	408	—	—	—	—	—	—	16,807	408
2011	7,034	127	—	—	—	—	—	—	7,034	127

Total	32,821	811	—	—	—	—	—	—	32,821	811

Non-agency residential mortgage-backed securities
2003	13	—	29	(3)	3	—	1	—	46	(3)
2004	1	—	21	—	46	(5)	49	(9)	117	(14)
2005	—	—	16	(1)	27	—	415	(71)	458	(72)
2006	1	—	—	—	—	—	417	(94)	418	(94)
2007	23	—	—	—	—	—	181	(26)	204	(26)

Total	38	—	66	(4)	76	(5)	1,063	(200)	1,243	(209)

Total residential mortgage-backed securities	$32,859	$811	$66	$(4)	$76	$(5)	$1,063	$(200)	$34,064	$602

% of Total residential mortgage-backed securities	97%		—		—		3%		100%

At September 30, 2011, all of the corporate debt securities and non-mortgage asset-backed securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard & Poor’s rating of “BBB-” or higher).

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

The fair value of the Company’s investments in residential mortgage-backed securities totaled $34.7 billion at September 30, 2011. Of these, $33.6 billion were U.S. agency securities and $1.0 billion were non-agency securities. The U.S. agency securities are included in securities available for sale and securities held to maturity and the non-agency securities are included in securities available for sale. Included in non-agency residential mortgage-backed securities are securities collateralized by Alt-A loans. At September 30, 2011, the amortized cost and fair value of Alt-A mortgage-backed securities were $412 million and $305 million, respectively.

The Company’s investments in commercial paper and corporate debt securities totaled $5.6 billion at September 30, 2011, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, securities held to maturity, cash and investments segregated and on deposit for regulatory purposes, cash and cash equivalents, and other securities owned in the Company’s condensed consolidated balance sheets. At September 30, 2011, the Company held $1.6 billion of corporate debt securities issued by financial institutions and guaranteed under the FDIC Temporary Liquidity Guarantee Program.

The Company’s loans to banking clients include $5.5 billion of adjustable rate first lien residential real estate mortgage loans at September 30, 2011. The Company’s adjustable rate mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 60% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 65% of these interest-only loans are not scheduled to reset for three or more years. The Company’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates. At September 30, 2011, 44% of the residential real estate mortgages and 50% of the HELOC balances were secured by properties which are located in California.

The Company also has exposure to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. The fair value of U.S. Government and agency securities held as collateral for resale agreements totaled $17.2 billion at September 30, 2011.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record certain financial assets and liabilities at fair value, and to determine fair value disclosures. Assets and liabilities are measured at fair value using quoted prices or market-based information and accordingly are classified as Level 1 or Level 2 measurements in accordance with the fair value hierarchy described in fair value measurement accounting guidance. Liabilities recorded at fair value were not material at December 31, 2010. See “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 8. Fair Values of Assets and Liabilities” for more information on the Company’s assets and liabilities recorded at fair value.

When available, the Company uses quoted prices in active markets to measure the fair value of assets and liabilities. When quoted prices do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. The Company validates prices received from the pricing services using various methods, including comparison to prices received from additional pricing services, comparison to quoted market prices, where available, comparison to internal valuation models, and review of other relevant market data. The Company does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

fair value and result in a material difference in the recorded amounts. At September 30, 2011, and December 31, 2010, the Company did not adjust prices received from independent third-party pricing services.

CRITICAL ACCOUNTING ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no changes to these critical accounting estimate categories during the first nine months of 2011.

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

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “appear,” “aim,” “target,” “could,” and other similar expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things:

•

the impact of current market conditions on the Company’s results of operations (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 4. Securities Available for Sale and Securities Held to Maturity” and “Current Market and Regulatory Environment”);

•

the impact of changes in the likelihood of guarantee payment obligations on the Company’s results of operations (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 7. Commitments and Contingent Liabilities”);

•

the impact of legal proceedings and regulatory matters (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 7. Commitments and Contingent Liabilities” and “Part II – Other Information – Item 1 – Legal Proceedings”);

•	target capital ratios (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 11. Regulatory Requirements” and “Liquidity and Capital Resources”);

•	sources of liquidity, capital, and level of dividends (see “Liquidity and Capital Resources”); and

•	capital expenditures (see “Liquidity and Capital Resources – Capital Resources – Capital Expenditures”).

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

Important factors that may cause actual results to differ include, but are not limited to:

•	changes in general economic and financial market conditions;

•	changes in revenues and profit margin due to changes in interest rates;

•	the Company’s ability to attract and retain clients and grow client assets and relationships;

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

•	the Company’s ability to develop and launch new products, services and capabilities in a timely and successful manner;

•	fluctuations in client asset values due to changes in equity valuations;

•	the performance or valuation of securities available for sale and securities held to maturity;

•	the level of interest rates, including yields available on money market mutual fund eligible instruments;

•	potential breaches of contractual terms for which the Company has guarantee obligations;

•	adverse developments in litigation or regulatory matters;

•	amounts recovered on insurance policies;

•	the extent of any charges associated with litigation and regulatory matters;

•	the adverse impact of financial reform legislation and related regulations;

•	the amount of loans to the Company’s brokerage and banking clients;

•	the level of the Company’s stock repurchase activity;

•	capital needs;

•	the integration of optionsXpress;

•	the level of brokerage client cash balances and deposits from banking clients;

•	the availability and terms of external financing; and

•	the timing and impact of changes in the Company’s level of investments in software.

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

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in market interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months beginning September 30, 2011, and December 31, 2010.

	September 30, 2011	December 31, 2010
Increase of 100 basis points	20.1%	13.5%
Decrease of 100 basis points	(6.4%)	(4.8%)

The sensitivities shown in the simulation reflect the fact that short-term interest rates in the first nine months of 2011 remained at historically low levels, including the federal funds target rate, which was unchanged at a range of zero to 0.25%. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources in a declining interest rate scenario. A decline in interest rates could therefore negatively impact the yield on the Company’s investment portfolio to a greater degree than any offsetting reduction in interest expense, further compressing net interest margin. Any increases in short-term interest rates result in a greater impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CHARLES SCHWAB CORPORATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see “Part I – Financial Information – Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 7. Commitments and Contingent Liabilities.”

Item 1A.	Risk Factors

During the first nine months of 2011, there have been no material changes to the risk factors in “Part I – Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the third quarter of 2011:

	of Shares Purchased	of Shares Purchased	of Shares Purchased	of Shares Purchased
Month	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
July:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	3	$16.53	N/A	N/A
August:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	1	$14.78	N/A	N/A
September:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	73	$12.23	N/A	N/A

Total:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	77	$12.44	N/A	N/A

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

Item 3.	Defaults Upon Senior Securities

None.

THE CHARLES SCHWAB CORPORATION

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit

3.11	Fifth Restated Certificate of Incorporation, effective May 7, 2001, of the Registrant.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Instance Document	(2)

101.SCH	XBRL Taxonomy Extension Schema	(2)

101.CAL	XBRL Taxonomy Extension Calculation	(2)

101.DEF	XBRL Extension Definition	(2)

101.LAB	XBRL Taxonomy Extension Label	(2)

101.PRE	XBRL Taxonomy Extension Presentation	(2)

(1)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.
(2)	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	November 7, 2011	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Executive Vice President and Chief Financial Officer