Form 10-K
period 2011-12-31
SCHWAB CHARLES CORP
filed 2012-02-24
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011	Commission file number 1-9700

THE CHARLES SCHWAB CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3025021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant was $16.8 billion. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant, and certain investment companies managed by Charles Schwab Investment Management, Inc. were deemed to be shares of the voting stock held by affiliates.

The number of shares of Common Stock outstanding as of January 31, 2012, was 1,271,342,259.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information contained in the registrant’s definitive proxy statement for its annual meeting of stockholders, to be held May 17, 2012, by reference to that document.

THE CHARLES SCHWAB CORPORATION

Annual Report On Form 10-K

For Fiscal Year Ended December 31, 2011

THE CHARLES SCHWAB CORPORATION

PART I

Item 1.	Business

General Corporate Overview

The Charles Schwab Corporation (CSC), headquartered in San Francisco, California, was incorporated in 1986 and engages, through its subsidiaries (together referred to as the Company, and primarily located in San Francisco except as indicated), in securities brokerage, banking, and related financial services. At December 31, 2011, the Company had $1.68 trillion in client assets, 8.6 million active brokerage accounts(a), 1.5 million corporate retirement plan participants, and 780,000 banking accounts.

Significant business subsidiaries of CSC include:

•

Charles Schwab & Co., Inc. (Schwab), which was incorporated in 1971, is a securities broker-dealer with over 300 domestic branch offices in 45 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, U.K., and serves clients in Hong Kong through one of CSC’s subsidiaries;

•	Charles Schwab Bank (Schwab Bank), which commenced operations in 2003, is a federal savings bank located in Reno, Nevada; and

•

Charles Schwab Investment Management, Inc. (CSIM), which is the investment advisor for Schwab’s proprietary mutual funds, referred to as the Schwab Funds®, and Schwab’s exchange-traded funds, referred to as the Schwab ETFs™.

The Company provides financial services to individuals and institutional clients through two segments – Investor Services and Institutional Services. The Investor Services segment provides retail brokerage and banking services to individual investors. The Institutional Services segment provides custodial, trading, and support services to independent investment advisors (IAs). The Institutional Services segment also provides retirement plan services, specialty brokerage services, and mutual fund clearing services. For financial information by segment for the three years ended December 31, 2011, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 25. Segment Information.”

As of December 31, 2011, the Company had full-time, part-time and temporary employees, and persons employed on a contract basis that represented the equivalent of about 14,100 full-time employees.

Acquisitions and Divestiture

On September 1, 2011, the Company completed its acquisition of all of the outstanding common shares of optionsXpress Holdings, Inc. (optionsXpress), an online brokerage firm primarily focused on equity option securities and futures. The optionsXpress® brokerage platform provides active investors and traders trading tools, analytics and education to execute a variety of investment strategies. The combination of optionsXpress and Schwab offers active investors an additional level of service and platform capabilities. optionsXpress, Inc., a wholly-owned subsidiary of optionsXpress, is a securities broker-dealer.

On November 9, 2010, the Company acquired substantially all of the assets of Windward Investment Management, Inc. (Windward), which was an investment advisory firm that managed diversified investment portfolios comprised primarily of exchange-traded fund securities. As a result of the acquisition, Windhaven Investment Management, Inc. (Windhaven) was formed as a wholly-owned subsidiary of Schwab Holdings, Inc.

In July 2007, the Company sold all of the outstanding stock of U.S. Trust Corporation, which was a subsidiary that provided wealth management services.

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

Business Strategy and Competitive Environment

The Company’s strategy is to meet the financial services needs of investors, advisors, and employers through its two segments. To pursue its strategy, the Company focuses on: building client loyalty; innovating in ways that benefit clients; operating in a disciplined manner; and leveraging its strengths through shared core processes and technology platforms. The Company provides clients with a compelling combination of personalized relationships, superior service, and great value, delivered through a blend of people and technology. People provide the client focus and personal touch that are essential in serving investors, while technology helps create services that are scalable and consistent. This combination helps the Company address a wide range of client needs – from tools and information for self-directed or active investors, to advice solutions, to retirement and equity-based incentive plans, to support services for independent IAs – while enabling each client to easily utilize some or all of these capabilities according to their unique circumstances.

The Company’s competition in serving individual investors includes a wide range of brokerage, wealth management, and asset management firms, as well as banks and trust companies. In serving these investors and competing for a growing percentage of the investable wealth in the U.S., the Company offers a multi-channel service delivery model, which includes branch, telephonic, mobile, and online capabilities. Under this model, the Company can offer personalized service at competitive prices while giving clients the choice of where, when, and how they do business with the Company. Schwab’s branches and regional telephone service centers are staffed with trained and experienced financial consultants (FCs) focused on building and sustaining client relationships. The Company offers the ability to meet client investing needs through a single ongoing point of contact, even as those needs change over time. In particular, management believes that the Company’s ability to provide those clients seeking help, guidance, or advice with an integrated, individually tailored solution – ranging from occasional consultations to an ongoing relationship with a Schwab FC or an IA – is a competitive strength compared to the more fragmented offerings of other firms.

The Company’s online, telephonic, and mobile channels provide quick and efficient access to an extensive array of information, research, tools, trade execution, and administrative services, which clients can access according to their needs. For example, as clients trade more actively, they can use these channels to access highly competitive pricing, expert tools, and extensive service capabilities – including experienced, knowledgeable teams of trading specialists and integrated product offerings. Individuals investing for retirement through 401(k) plans can take advantage of the Company’s bundled offering of multiple investment choices, education, and third-party advice. Management also believes the Company is able to compete with the wide variety of financial services firms striving to attract individual client relationships by complementing these capabilities with the extensive array of investment, banking, and lending products and services described in the following section.

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

Another important aspect of the Company’s ability to compete is its ongoing focus on efficiency and productivity, as lower costs give the Company greater flexibility in its approach to pricing and investing for growth. Management believes that this flexibility remains important in light of the competitive environment, in which a number of competitors offer reduced online trading commission rates and lower expense ratios on certain classes of mutual funds and exchange-traded funds. Additionally, the Company’s nationwide marketing effort is an important competitive tool because it reinforces the attributes of the Schwab® brand.

THE CHARLES SCHWAB CORPORATION

Products and Services

The Company offers a broad range of products to address individuals’ varying investment and financial needs. Examples of these product offerings include:

•

Brokerage – an array of brokerage accounts including some with check-writing features, debit card, and billpay; individual retirement accounts; retirement plans for small to large businesses; 529 college savings accounts; designated brokerage accounts; equity incentive plan accounts; and margin loans, as well as access to fixed income securities, equity and debt offerings, options, and futures;

•

Banking – checking accounts linked to brokerage accounts, savings accounts, certificates of deposit, demand deposit accounts, first mortgages, home equity lines of credit (HELOCs), and personal loans collateralized by securities;

•	Trust – trust custody services, personal trust reporting services, and administrative trustee services;

•	Advice solutions– separately managed accounts, customized personal advice for tailored portfolios, and specialized planning and full-time portfolio management;

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

Schwab strives to demystify investing by educating and assisting clients in the development of investment plans. Educational tools include workshops, interactive courses, and online information about investing. Additionally, Schwab provides various internet-based research and analysis tools that are designed to help clients achieve better investment outcomes. As an example of such tools, Schwab Equity Ratings® is a quantitative model-based stock rating system that provides all clients with ratings on approximately 3,000 stocks, assigning each equity a single grade: A, B, C, D, or F. Stocks are rated based on specific factors relating to fundamentals, valuation, momentum, and risk and ranked so that the number of ‘buy consideration’ ratings – As and Bs – equals the number of ‘sell consideration’ ratings – Ds and Fs. In 2011, the Company launched Schwab Equity Ratings InternationalTM, an international ranking methodology covering approximately 4,000 stocks in 28 foreign equity markets.

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

For clients seeking a relationship in which investment decisions are fully delegated to a financial professional, the Company offers several alternatives. The Company provides investors access to professional investment management in a diversified account that is invested exclusively in either mutual funds or ETFs through the Schwab Managed PortfolioTM and WindhavenTM programs. The Company also refers investors who want to utilize a specific third-party money manager to direct a portion of their investment assets to the Schwab Managed Account program. In addition, clients who want the

THE CHARLES SCHWAB CORPORATION

assistance of an independent professional in managing their financial affairs may be referred to IAs in the Schwab Advisor Network®. These IAs provide personalized portfolio management, financial planning, and wealth management solutions.

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

The Company serves both foreign investors and non-English-speaking U.S. clients who wish to trade or invest in U.S. dollar-based securities. In the U.S., the Company serves Chinese-, Spanish-, and Vietnamese-speaking clients through a combination of its branch offices and Web-based and telephonic services.

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

The Institutional Services segment also provides retirement plan recordkeeping and related services, retirement plan trust and custody services, specialty brokerage services, and mutual fund clearing services, and supports the availability of Schwab proprietary investment funds on third-party platforms. The Company serves a range of employer sponsored plans: equity compensation plans, defined contribution plans, defined benefit plans, nonqualified deferred compensation plans and other employee benefit plans.

THE CHARLES SCHWAB CORPORATION

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

The Company’s Corporate Brokerage Services unit provides specialty brokerage-related services to corporate clients through its Stock Plan Services and Designated Brokerage Services businesses. Stock Plan Services offers equity compensation plan sponsors full-service recordkeeping for stock plans: stock options, restricted stock, performance shares and stock appreciation rights. Specialized services for executive transactions and reporting, grant acceptance tracking and other services are offered to employers to meet the needs of administering the reporting and compliance aspects of an equity compensation plan. Designated Brokerage Services provides solutions for compliance departments of regulated companies and firms with special requirements to monitor employee personal trading, including trade surveillance technology. The Corporate Brokerage Services unit also provides mutual fund clearing services to banks, brokerage firms and trust companies and offers Schwab-generated Investment Solutions outside the Company to institutional channels.

Regulation

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution subsidiary, is a federal savings bank. Prior to July 21, 2011, CSC and Schwab Bank were both subject to supervision and regulation by the Office of Thrift Supervision (OTS). The “Dodd-Frank Wall Street Reform and Consumer Protection Act” legislation (Dodd-Frank Act) eliminated the OTS effective July 21, 2011. As a result, the Board of Governors of the Federal Reserve System (Federal Reserve) became CSC’s primary regulator and the Office of the Comptroller of the Currency became the primary regulator of Schwab Bank. Effective July 21, 2011, CSC is required by the Dodd-Frank Act to serve as a source of strength for Schwab Bank. While under the OTS, CSC was required to have a “prudential level of capital” to support CSC’s risk profile. The OTS did not historically subject savings and loan holding companies, such as CSC, to consolidated regulatory capital requirements. However, under the Dodd-Frank Act, CSC will be subject to new minimum leverage and minimum risk-based capital ratio requirements that will be set by the Federal Reserve that are at least as stringent as the requirements generally applicable to insured depository institutions as of July 21, 2011.

Schwab Bank is subject to regulation and supervision and to various requirements and restrictions under federal and state laws, including regulatory capital guidelines. Among other things, these requirements also govern transactions with CSC and its non-depository institution subsidiaries, including loans and other extensions of credit, investments and asset purchases, dividends, and investments. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Schwab Bank is required to maintain minimum capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank.

The securities industry in the United States is subject to extensive regulation under both federal and state laws. CSC’s principal U.S. broker-dealers are Schwab and optionsXpress, Inc. Schwab is registered as a broker-dealer with the United States Securities and Exchange Commission (SEC), the fifty states, and the District of Columbia and Puerto Rico. optionsXpress, Inc. is registered as a broker-dealer with the SEC, the fifty states, the District of Columbia, Puerto Rico, and

THE CHARLES SCHWAB CORPORATION

the Virgin Islands. Schwab and CSIM are registered as investment advisors with the SEC. Additionally, Schwab and optionsXpress, Inc. are regulated by the Commodities Futures Trading Commission (CFTC) with respect to the commodity futures and commodities trading activities they conduct as an introducing broker and futures commission merchant, respectively.

Much of the regulation of broker-dealers has been delegated to self-regulatory organizations (SROs). Schwab and optionsXpress, Inc. are members of the Financial Industry Regulatory Authority, Inc. (FINRA), the Municipal Securities Rulemaking Board (MSRB), NYSE Arca, and the Chicago Board Options Exchange (CBOE). optionsXpress, Inc. is also a member of other exchanges. The primary regulators of Schwab are FINRA and, for municipal securities, the MSRB. The primary regulators of optionsXpress, Inc. are FINRA, CBOE, and for municipal securities, the MSRB. The National Futures Association (NFA) is Schwab and optionsXpress, Inc.’s primary regulator for futures and commodities trading activities. The Company’s business is also subject to oversight by regulatory bodies in other countries in which the Company operates.

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

Schwab and optionsXpress, Inc. are both subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule) and related SRO requirements. The CFTC and NFA also impose net capital requirements. The Uniform Net Capital Rule specifies minimum capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. Because CSC itself is not a registered broker-dealer, it is not subject to the Uniform Net Capital Rule. However, if Schwab or optionsXpress, Inc. fail to maintain specified levels of net capital, such failure would constitute a default by CSC under debt covenants under certain of CSC’s debt agreements.

The Uniform Net Capital Rule limits broker-dealers’ ability to transfer capital to parent companies and other affiliates. Compliance with the Uniform Net Capital Rule could limit Schwab’s operations and its ability to repay subordinated debt to CSC, which in turn could limit CSC’s ability to repay debt, pay cash dividends, and purchase shares of its outstanding stock.

Sources of Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. The Company generates asset management and administration fees through its proprietary and third-party mutual fund offerings, as well as fee-based advisory solutions. Net interest revenue is the difference between interest earned on interest-earning assets (such as cash, short- and long-term investments, and mortgage and margin loans) and interest paid on funding sources (including banking deposits and client cash in brokerage accounts, short-term borrowings, and long-term debt). The Company generates trading revenue through commissions earned for executing trades for clients and principal transaction revenue from trading activity in fixed income securities.

For revenue information by source for the three years ended December 31, 2011, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Net Revenues.”

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

THE CHARLES SCHWAB CORPORATION

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

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios, which include U.S. agency and non-agency residential mortgage-backed securities, consumer loan asset-backed securities, corporate debt securities, U.S. agency notes, and certificates of deposit among other investments. These instruments are also subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in the unemployment rate, delinquency and default rates, housing price declines, changes in prevailing interest rates and other economic factors.

Loss of value of securities available for sale and securities held to maturity can result in charges if management determines that the impairments are other than temporary. The evaluation of whether other-than-temporary impairment exists is a matter of judgment, which includes the assessment of several factors. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.” If management determines that a security is other-than-temporarily impaired, the cost basis of the security may be adjusted and a corresponding loss may be recognized in current earnings. Certain securities available for sale experienced continued credit deterioration in 2011, which resulted in impairment charges. Deterioration in the performance of securities available for sale and securities held to maturity could result in the recognition of future impairment charges.

The Company’s loans to banking clients primarily consist of first-lien residential real estate mortgage loans and HELOCs. Increases in delinquency and default rates, housing price declines, increases in the unemployment rate, and other economic factors can result in charges for loan loss reserves and write downs on such loans.

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

THE CHARLES SCHWAB CORPORATION

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

The financial services industry faces substantial litigation and regulatory risks. The Company is subject to claims and lawsuits in the ordinary course of business, including arbitrations, class actions and other litigation, some of which include claims for substantial or unspecified damages. The Company is also the subject of inquiries, investigations, and proceedings by regulatory and other governmental agencies. Actions brought against the Company may result in settlements, awards, injunctions, fines, penalties or other results adverse to the Company including reputational harm. Even if the Company is successful in defending against these actions, the defense of such matters may result in the Company incurring significant expenses. Predicting the outcome of matters is inherently difficult, particularly where claims are brought on behalf of various classes of claimants, claimants seek substantial or unspecified damages, or when investigations or legal proceedings are at an early stage. A substantial judgment, settlement, fine, or penalty could be material to the Company’s operating results or cash flows for a particular future period, depending on the Company’s results for that period. In market downturns, the volume of legal claims and amount of damages sought in litigation and regulatory proceedings against financial services companies have historically increased. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 15. Commitments and Contingencies.”

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

As a participant in the securities, banking and financial services industries, the Company is subject to extensive regulation under both federal and state laws by governmental agencies, supervisory authorities, and SROs. Such regulation has become more extensive and complex in response to the recent market disruptions. The requirements imposed by the Company’s regulators are designed to ensure the integrity of the financial markets, the safety and soundness of financial institutions, and the protection of clients. These regulations often serve to limit the Company’s activities by way of capital, customer protection and market conduct requirements, and restrictions on the businesses activities that the Company may conduct. Despite the Company’s efforts to comply with applicable regulations, there are a number of risks, particularly in areas where applicable regulations may be unclear or where regulators revise their previous guidance. Any enforcement actions or other proceedings brought by the Company’s regulators against the Company or its affiliates, officers or employees could result in fines, penalties, cease and desist orders, enforcement actions, suspension or expulsion, or other disciplinary sanctions, including limitations on the Company’s business activities, any of which could harm the Company’s reputation and adversely affect the Company’s results of operations and financial condition.

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

THE CHARLES SCHWAB CORPORATION

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

The legislation charges the Federal Reserve with drafting enhanced regulatory requirements for “systemically important” bank holding companies and certain other non-bank financial institutions designated as “systemically important” by the Financial Stability Oversight Council, which may include CSC. The enhanced requirements include more stringent capital, leverage and liquidity standards. The legislation permits the Federal Reserve to tailor its enhanced requirements to the perceived risk profile of an individual financial institution. Among other things, the legislation authorizes various assessments and fees, requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions, bans proprietary trading by insured depository institutions and affiliates, and requires the SEC to complete studies and develop rules regarding various investor protection issues.

The legislation also established a new independent Consumer Financial Protection Bureau, which has broad rulemaking, supervisory and enforcement authority over consumer products, including mortgages, home-equity loans and credit cards. States will be permitted to adopt stricter consumer protection laws and state attorney generals can enforce consumer protection rules issued by the Bureau.

The legislation gives the SEC discretion to adopt rules regarding standards of conduct for broker-dealers providing investment advice to retail customers. The various studies required by the legislation could result in additional rulemaking or legislative action, which could impact the Company’s business and financial results.

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

THE CHARLES SCHWAB CORPORATION

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

The Company relies on external service providers to perform certain key technology, processing, servicing, and support functions. These service providers face technology, operating, business, and economic risks, and any significant failures by them, including the improper use or disclosure of the Company’s confidential client, employee, or company information, could cause the Company to incur losses and could harm the Company’s reputation. An interruption in or the cessation of service by any external service provider as a result of systems failures, capacity constraints, financial difficulties or for any other reason, and the Company’s inability to make alternative arrangements in a timely manner could disrupt the Company’s operations, impact the Company’s ability to offer certain products and services, and result in financial losses to the Company. Switching to an alternative service provider may require a transition period and result in less efficient operations.

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

THE CHARLES SCHWAB CORPORATION

Item 2.	Properties

A summary of the Company’s significant locations at December 31, 2011, is presented in the following table. Locations are leased or owned as noted below. The square footage amounts are presented net of space that has been subleased to third parties.

	Square Footage
(amounts in thousands)	Leased	Owned
Location
Corporate office space:

San Francisco, CA (1)	776	—

Service centers:

Phoenix, AZ (2)	47	709

Denver, CO	383	—

Indianapolis, IN	—	274

Austin, TX	220	—

Orlando, FL	148	—

Richfield, OH	—	117

(1)	Includes the Company’s headquarters.

(2)	Includes two data centers.

Substantially all of the Company’s branch offices are located in leased premises. The corporate headquarters, data centers, offices, and service centers support both of the Company’s segments.

Item 3.	Legal Proceedings

For a discussion of legal proceedings, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 15. Commitments and Contingencies.”

PART II

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

CSC’s common stock is listed on The New York Stock Exchange under the ticker symbol SCHW. The number of common stockholders of record as of January 31, 2012, was 7,983. The closing market price per share on that date was $11.65.

The quarterly high and low sales prices for CSC’s common stock and the other information required to be furnished pursuant to this item are included in “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 28. Quarterly Financial Information (Unaudited) and 20. Employee Incentive, Deferred Compensation, and Retirement Plans.”

THE CHARLES SCHWAB CORPORATION

The following graph shows a five-year comparison of cumulative total returns for CSC’s common stock, the Dow Jones U.S. Investment Services Index, and the Standard & Poor’s 500 Index, each of which assumes an initial investment of $100 and reinvestment of dividends.

December 31,	2006	2007	2008	2009	2010	2011
The Charles Schwab Corporation	$100	$140	$90	$106	$98	$65
Dow Jones U.S. Investment Services Index	$100	$90	$30	$47	$49	$32
Standard & Poor’s 500 Index	$100	$105	$66	$84	$97	$99

THE CHARLES SCHWAB CORPORATION

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the fourth quarter of 2011:

Month	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in millions)
October:
Share Repurchase Program (1)	—	$—	—	$596
Employee transactions (2)	17	$11.36	N/A	N/A
November:
Share Repurchase Program (1)	—	$—	—	$596
Employee transactions (2)	505	$12.04	N/A	N/A
December:
Share Repurchase Program (1)	—	$—	—	$596
Employee transactions (2)	6	$11.80	N/A	N/A

Total:
Share Repurchase Program (1)	—	$—	—	$596
Employee transactions (2)	528	$12.01	N/A	N/A

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

THE CHARLES SCHWAB CORPORATION

Item 6.	Selected Financial Data

Selected Financial and Operating Data

(In Millions, Except Per Share Amounts, Ratios, or as Noted)

	Growth Rates
	Compounded	Annual
	4-Year (1) 2007-2011	1-Year 2010-2011	2011	2010	2009	2008	2007
Results of Operations
Net revenues	(2%)	10%	$4,691	$4,248	$4,193	$5,150	$4,994
Expenses excluding interest	1%	(5%)	$3,299	$3,469	$2,917	$3,122	$3,141
Income from continuing operations	(6%)	90%	$864	$454	$787	$1,230	$1,120
Net income (2)	(23%)	90%	$864	$454	$787	$1,212	$2,407
Income from continuing operations per share — basic	(7%)	84%	$.70	$.38	$.68	$1.07	$.93
Income from continuing operations per share — diluted	(7%)	84%	$.70	$.38	$.68	$1.06	$.92
Basic earnings per share (2, 3)	(23%)	84%	$.70	$.38	$.68	$1.06	$1.98
Diluted earnings per share (2, 3)	(23%)	84%	$.70	$.38	$.68	$1.05	$1.96
Dividends declared per common share	5%	—	$.24	$.24	$.24	$.22	$.20
Special dividend declared per common share	N/M	—	$—	$—	$—	$—	$1.00
Weighted-average common shares outstanding — diluted	—	3%	1,229	1,194	1,160	1,157	1,222
Asset management and administration fees as a percentage of net revenues			41%	43%	45%	46%	47%
Net interest revenue as a percentage of net revenues			37%	36%	30%	33%	33%
Trading revenue as a percentage of net revenues (4)			20%	20%	24%	21%	17%
Effective income tax rate			37.9%	41.7%	38.3%	39.3%	39.6%
Capital expenditures — purchases of equipment, office facilities, and property, net	3%	50%	$190	$127	$139	$194	$168
Capital expenditures, net, as a percentage of net revenues			4%	3%	3%	4%	3%

Performance Measures
Net revenue growth (decline)			10%	1%	(19%)	3%	16%
Pre-tax profit margin			29.7%	18.3%	30.4%	39.4%	37.1%
Return on stockholders’ equity			12%	8%	17%	31%	55%

Financial Condition (at year end)
Total assets	27%	17%	$108,553	$92,568	$75,431	$51,675	$42,286
Long-term debt	22%	—	$2,001	$2,006	$1,512	$883	$899
Stockholders’ equity	20%	24%	$7,714	$6,226	$5,073	$4,061	$3,732
Assets to stockholders’ equity ratio			14	15	15	13	11
Long-term debt to total financial capital (long-term debt plus stockholders’ equity)			21%	24%	23%	18%	19%

Employee Information
Full-time equivalent employees (at year end, in thousands)	1%	10%	14.1	12.8	12.4	13.4	13.3
Net revenues per average full-time equivalent employee (in thousands)	(2%)	4%	$350	$337	$338	$383	$387

Note: Information is presented on a continuing operations basis unless otherwise noted.

(1)	The compounded 4-year growth rate is computed using the following formula: Compound annual growth rate = (Ending Value / Beginning Value) .25 - 1

(2)	Net income in 2007 includes a gain of $1.2 billion, after tax, on the sale of U.S. Trust, which was presented as discontinued operations.

(3)	Both basic and diluted earnings per share in 2008 and 2007 include discontinued operations.

(4)	Trading revenue includes commission and principal transaction revenues.

N/M	Not meaningful.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of the Company focuses on several key financial and client activity metrics in evaluating the Company’s financial position and operating performance. Results for the years ended December 31, 2011, 2010, and 2009 are shown in the following table:

Year Ended December 31,	Growth Rate 1-Year 2010-2011	2011	2010	2009
Client Activity Metrics:
Net new client assets (1) (in billions)	N/M	$145.9	$26.6	$87.3
Client assets (in billions, at year end)	7%	$1,677.7	$1,574.5	$1,422.6
Clients’ daily average trades (2) (in thousands)	13%	451.1	399.7	414.8

Company Financial Metrics:
Net revenues	10%	$4,691	$4,248	$4,193
Expenses excluding interest	(5%)	3,299	3,469	2,917

Income before taxes on income	79%	1,392	779	1,276
Taxes on income	62%	(528)	(325)	(489)

Net income	90%	$864	$454	$787

Earnings per share – diluted	84%	$.70	$.38	$.68
Net revenue growth (decline) from prior year		10%	1%	(19%)
Pre-tax profit margin		29.7%	18.3%	30.4%
Return on stockholders’ equity		12%	8%	17%
Net revenue per average full-time equivalent employee (in thousands)	4%	$350	$337	$338

(1)

Includes inflows of $56.1 billion and $7.5 billion in 2011 from a mutual fund clearing services client and the acquisition of optionsXpress, respectively. Includes net outflows of $51.5 billion in 2010 related to the planned deconversion of a mutual fund clearing services client.

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

•

Client assets is the market value of all client assets custodied at the Company. Management considers client assets to be indicative of the Company’s appeal in the marketplace. Additionally, fluctuations in certain components of client assets (e.g., Mutual Fund OneSource funds) directly impact asset management and administration fees.

•	Clients’ daily average trades is an indicator of client engagement with securities markets and the most prominent driver of trading revenue.

•

Management believes that earnings per share, net revenue growth, pre-tax profit margin, and return on stockholders’ equity provide broad indicators of the Company’s overall financial health, operating efficiency, and ability to generate acceptable returns within the context of a given operating environment.

•	Net revenue per average full-time equivalent employee is considered by management to be the Company’s broadest measure of productivity.

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. The Company generates asset management and administration fees through its proprietary and third-party

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

mutual fund offerings, as well as fee-based advisory solutions. Net interest revenue is the difference between interest earned on interest-earning assets and interest paid on funding sources. Asset management and administration fees and net interest revenue are impacted by securities valuations, interest rates, the amount and mix of interest-earning assets and interest-bearing funding sources, the Company’s ability to attract new clients, and client activity levels. The Company generates trading revenue through commissions earned for executing trades for clients and principal transaction revenue from trading activity in fixed income securities. Trading revenue is impacted by trading volumes, the volatility of prices in the equity and fixed income markets, and commission rates.

2011 Compared to 2010

Economic and market conditions were challenging throughout 2011, marked by volatility in the equity markets, lower market valuations, and further declines in interest rates. The Standard and Poor’s 500 Index, Nasdaq Composite Index, and Dow Jones Industrial Average decreased on average 6%, 5%, and 4%, respectively, between the first and second halves of the year. The federal funds target rate remained unchanged during the year at a range of zero to 0.25% and the three-month Treasury Bill and 10-year Treasury yields declined by 11 and 141 basis points to 0.01% and 1.88%, respectively.

The Company’s key client activity metrics in 2011 were stable in the midst of a weakened economic and market environment. Net new client assets totaled $145.9 billion in 2011. Core net new client assets, which exclude significant one-time flows, totaled $82.3 billion in 2011 up from $78.1 billion in 2010. Total client assets ended the year at $1.68 trillion, up 7% from 2010. In addition, clients’ daily average trades were 451,100, up 13% from 2010.

Net revenues increased by 10% in 2011 from 2010 due to increases in all of the Company’s major sources of net revenues. Asset management and administration fees increased primarily due to an increase in revenue from the Company’s advice solutions and continued asset inflows, partially offset by money market mutual fund fee waivers, which increased to $568 million in 2011 from $433 million in 2010. Net interest revenue increased primarily due to higher average balances of interest-earning assets during the year, partially offset by the effect of lower interest rate spreads resulting from higher amortization of premiums relating to residential mortgage-backed securities caused by higher mortgage prepayments in 2011. Trading revenue increased primarily due to higher daily average revenue trades and the addition of optionsXpress, which was acquired in September 2011.

While total expenses excluding interest were lower by 5% in 2011 compared to 2010, the Company experienced increases in compensation and benefits, professional services, occupancy and equipment, and advertising and market development expenses in aggregate of $266 million in 2011 compared to 2010. Significant charges in 2010 included class action litigation and regulatory reserves relating to the Schwab YieldPlus Fund®, losses recognized for Schwab money market mutual funds, and a charge relating to the termination of the Company’s Invest First® and WorldPoints(a) Visa(b) credit card program for a total of $482 million.

As a result of the Company’s ongoing investment in clients and sustained expense discipline, the Company achieved a pre-tax profit margin of 29.7% and return on stockholders’ equity of 12% in 2011.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

outflows related to a single mutual fund clearing client who completed a planned transfer to an internal platform during the year, and total client assets ended 2010 at $1.57 trillion, up 11% from 2009. Client trading activity slowed during the year as clients’ daily average trades decreased 4% from 2009 to 399,700.

Net revenues were relatively flat in 2010 from 2009. The Company, however, experienced a change in the mix of its revenue sources as the increase in net interest revenue was offset by decreases in trading revenue, asset management and administration fees, and other revenue. Net interest revenue increased due to higher average balances of interest-earning assets, partially offset by a decrease in the average yield earned. Trading revenue decreased due to lower average revenue per revenue trade resulting from improved online trade pricing for clients, which was implemented in January 2010, and slightly lower daily average revenue trades in 2010. While the low interest rate environment caused over $200 million of additional money market mutual fund fee waivers from the prior year, the decrease in asset management and administration fees was limited to 3% due to higher average asset valuations and continued asset inflows. Other revenue was lower in comparison to 2009 primarily due to a gain of $31 million on the repurchase of a portion of the Company’s long-term debt in 2009.

Expenses excluding interest were higher by 19% in 2010 compared to 2009 primarily due to the recognition of certain significant charges in 2010. The Company recognized class action litigation and regulatory reserves of $320 million relating to the Schwab YieldPlus Fund. Additionally, the Company decided to cover the net remaining losses recognized by Schwab money market mutual funds as a result of their investments in a single structured investment vehicle that defaulted in 2008 and recorded a charge of $132 million in 2010. Also, as a result of challenging credit card industry economics, the Company ended its sponsorship in its Invest First® and WorldPoints(a) Visa(b ) credit cards and recorded a charge of $30 million. The Company’s ongoing expense discipline helped limit the growth in all other expense categories in the aggregate to 3% over the prior year.

Business Acquisitions

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

On November 9, 2010, the Company acquired substantially all of the assets of Windward for $106 million in common stock and $44 million in cash. Windward was an investment advisory firm that managed diversified investment portfolios comprised primarily of ETFs.

For more information on the acquisitions of optionsXpress and Windward, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 3. Business Acquisitions.”

Subsequent Event

On January 26, 2012, the Company issued and sold 400,000 shares of fixed-to-floating rate non-cumulative perpetual preferred stock, Series A, $0.01 par value, with a liquidation preference of $1,000 per share (Series A Preferred Stock). The Series A Preferred Stock has a fixed dividend rate of 7% until 2022 and a floating rate thereafter. Net proceeds received from the sale were $394 million and are being used for general corporate purposes, including, without limitation, to support the Company’s balance sheet growth and the potential migration of certain client cash balances to deposit accounts at Schwab Bank.

(a)	WorldPoints is a registered trademark of FIA Card Services, N.A.
(b)	Visa is a registered trademark of Visa International Service Association.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

CURRENT MARKET AND REGULATORY ENVIRONMENT

The economic and market environment was challenging throughout 2011. Further declines in interest rates continue to constrain growth in the Company’s net revenues.

While the federal funds target rate was unchanged at a range of zero to 0.25% in 2011, the Federal Reserve took action during the middle of the year to lower longer term interest rates. Further declines in interest rates in 2011 have accelerated the prepayment activity in the Company’s portfolios of residential mortgage-backed securities, which resulted in higher premium amortization. To the extent rates remain at these low levels, the Company’s net interest revenue will continue to be constrained, even as growth in average balances helps to increase such revenue. The low interest rate environment also affects asset management and administration fees. The overall yields on certain Schwab-sponsored money market mutual funds have remained at levels at or below the management fees on those funds. The Company continues to waive a portion of its management fees, which it began in the first quarter of 2009, so that the funds can continue providing a positive return to clients. These and other money market mutual funds may not be able to replace maturing securities with securities of equal or higher yields. As a result, the yields on such funds may remain around or decline from their current levels, and therefore below the management fees on those funds. To the extent this occurs, the Company may continue to waive fees and such waivers could increase from the fourth quarter 2011 level, which would negatively affect asset management and administration fees.

The Company recorded net impairment charges of $31 million and $36 million related to certain non-agency residential mortgage-backed securities in 2011 and 2010, respectively, due to credit deterioration of the securities’ underlying loans. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional impairment charges.

The Company is pursuing lawsuits in state court in San Francisco for rescission and damages against issuers, underwriters, and dealers of 51 individual non-agency residential mortgage-backed securities on which the Company has experienced realized and unrealized losses. The lawsuits allege that offering documents for the securities contained material untrue and misleading statements about the securities and the underwriting standards and credit quality of the underlying loans. On January 27, 2012, the court denied defendants’ motions to dismiss the claims with respect to all but 4 of the 51 securities, and allowed the cases to proceed to discovery.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

The following discussion presents an analysis of the Company’s results of operations for the years ended December 31, 2011, 2010, and 2009.

Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue, which all increased in 2011 as compared to 2010. Asset management and administration fees and trading revenue decreased, while net interest revenue increased in 2010 as compared to 2009.

	$4,691	$4,691	$4,691	$4,691	$4,691	$4,691	$4,691
Year Ended December 31,		2011		2010		2009
	Growth Rate 2010-2011	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Schwab money market funds before fee waivers	—	$865		$865		$1,011
Fee waivers	31%	(568)		(433)		(224)

Schwab money market funds after fee waivers	(31%)	297	6%	432	10%	787	18%
Equity and bond funds	4%	118	3%	114	3%	108	3%
Mutual Fund OneSource®	12%	680	14%	608	14%	446	11%

Total mutual funds	5%	1,095	23%	1,154	27%	1,341	32%
Advice solutions	36%	522	11%	384	9%	278	7%
Other	10%	311	7%	284	7%	256	6%

Asset management and administration fees	6%	1,928	41%	1,822	43%	1,875	45%

Net interest revenue
Interest revenue	10%	1,900	41%	1,723	41%	1,428	34%
Interest expense	(12%)	(175)	(4%)	(199)	(5%)	(183)	(4%)

Net interest revenue	13%	1,725	37%	1,524	36%	1,245	30%

Trading revenue
Commissions	12%	866	19%	770	18%	884	21%
Principal transactions	2%	61	1%	60	2%	112	3%

Trading revenue	12%	927	20%	830	20%	996	24%

Other	19%	160	3%	135	3%	175	3%
Provision for loan losses	(33%)	(18)	—	(27)	(1%)	(38)	(1%)
Net impairment losses on securities	(14%)	(31)	(1%)	(36)	(1%)	(60)	(1%)

Total net revenues	10%	$4,691	100%	$4,248	100%	$4,193	100%

Asset Management and Administration Fees

Asset management and administration fees include mutual fund service fees and fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for shareholder services, administration, investment management, and transfer agent services (through July 2009) provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. These fees are based upon the daily balances of client assets invested in these funds. The Company also earns asset management fees for advice solutions, which include advisory and managed account services that are based on the daily balances of client assets subject to the specific fee for service. The fair values of client assets included in proprietary and third-party mutual funds are based on quoted market prices and other observable market data. Other asset management and administration fees include various asset based fees, such as trust fees, 401k record keeping fees, and mutual fund clearing and other service fees. Asset management and administration fees may vary with changes in the balances of client assets due to market fluctuations and client activity. For discussion of the impact of current market conditions on asset management and administration fees, see “Current Market and Regulatory Environment.”

Asset management and administration fees increased by $106 million, or 6%, in 2011 from 2010 primarily due to an increase in advice solutions fees, partially offset by a decrease in mutual fund service fees. Asset management and administration fees

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

decreased by $53 million, or 3%, in 2010 from 2009 primarily due to the decrease in mutual fund service fees, partially offset by an increase in advice solutions fees.

Given the low interest rate environment in 2011, 2010, and 2009, the overall yields on certain Schwab-sponsored money market mutual funds have remained at levels at or below the management fees on those funds. As a result, the Company waived a portion of its fees in order to provide a positive return to clients. Mutual fund service fees decreased by $59 million, or 5%, in 2011 from 2010 and by $187 million, or 14%, in 2010 from 2009 primarily due to the increase in money market mutual fund fee waivers, offset by higher average balances of client assets invested in the Company’s Mutual Fund OneSource funds as a result of continued asset inflows.

Advice solutions fees increased by $138 million, or 36%, in 2011 from 2010 and by $106 million, or 38%, in 2010 from 2009 primarily due to higher average balances of client assets enrolled in retail advisory and managed account programs, including Schwab Private Client and Schwab Managed Portfolios™. The increase in 2011 was also attributed to the integration of Windhaven, which was acquired in November 2010. Additionally, the increases in advice solutions fees were due to temporary fees rebates of $63 million and $68 million, which reduced advice solutions fees in 2010 and 2009, respectively, under a rebate program that ended in 2010.

Net Interest Revenue

Net interest revenue is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. The Company’s investment strategy is structured to produce an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets generally reprice more quickly than interest-bearing liabilities). When interest rates fall, the Company may attempt to mitigate some of this negative impact by extending the maturities of assets in investment portfolios to lock in asset yields, and by lowering rates paid to clients on interest-bearing liabilities. Since the Company establishes the rates paid on certain brokerage client cash balances and deposits from banking clients, as well as the rates charged on receivables from brokerage clients, and also controls the composition of its investment securities, it has some ability to manage its net interest spread. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources. However, the spread is influenced by external factors such as the interest rate environment and competition. For discussion of the impact of current market conditions on net interest revenue, see “Current Market and Regulatory Environment.”

In clearing its clients’ trades, Schwab and optionsXpress, Inc. hold cash balances payable to clients. In most cases, Schwab and optionsXpress, Inc. pay their clients interest on cash balances awaiting investment, and in turn invest these funds and earn interest revenue. Receivables from brokerage clients consist primarily of margin loans to brokerage clients. Margin loans are loans made to clients on a secured basis to purchase securities. Pursuant to applicable regulations, client cash balances that are not used for margin lending are generally segregated into investment accounts that are maintained for the exclusive benefit of clients, which are recorded in cash and investments segregated on the Company’s consolidated balance sheet. When investing segregated client cash balances, Schwab and optionsXpress, Inc. must adhere to applicable regulations that restrict investments to securities guaranteed by the full faith and credit of the U.S. government, participation certificates, mortgage-backed securities guaranteed by the Government National Mortgage Association, certificates of deposit issued by U.S. banks and thrifts, and resale agreements collateralized by qualified securities. Additionally, Schwab and optionsXpress, Inc. have established policies for the minimum credit quality and maximum maturity of these investments.

Schwab Bank maintains investment portfolios for liquidity as well as to invest funds from deposits in excess of loans to banking clients and liquidity limits. Schwab Bank’s securities available for sale include residential mortgage-backed securities, certificates of deposit, corporate debt securities, U.S. agency notes, and asset-backed and other securities. Schwab Bank’s securities held to maturity include residential mortgage-backed and other securities. Schwab Bank lends funds to banking clients primarily in the form of mortgage loans and HELOCs. These loans are largely funded by interest-bearing deposits from banking clients.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company’s interest-earning assets are financed primarily by brokerage client cash balances and deposits from banking clients. Noninterest-bearing funding sources include noninterest-bearing brokerage client cash balances and proceeds from stock-lending activities, as well as stockholders’equity.

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the consolidated balance sheet:

Year Ended December 31,	2011			2010			2009
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$5,554	$13	0.23%	$7,269	$19	0.26%	$7,848	$33	0.42%
Cash and investments segregated	25,831	39	0.15%	19,543	57	0.29%	16,291	80	0.49%
Broker-related receivables (1)	310	—	0.05%	317	—	0.08%	363	1	0.28%
Receivables from brokerage clients	10,637	467	4.39%	8,981	437	4.87%	6,749	351	5.20%
Other securities owned (1)	—	—	—	74	—	0.45%	126	1	0.79%
Securities available for sale (2)	27,486	456	1.66%	24,209	486	2.01%	18,558	521	2.81%
Securities held to maturity	16,050	492	3.07%	10,440	361	3.46%	1,915	74	3.86%
Loans to banking clients	9,472	310	3.27%	7,987	275	3.44%	6,671	241	3.61%
Loans held for sale	65	3	4.62%	80	4	5.00%	110	5	4.55%

Total interest-earning assets	95,405	1,780	1.87%	78,900	1,639	2.08%	58,631	1,307	2.23%

Other interest revenue		120			84			121

Total interest-earning assets	$95,405	$1,900	1.99%	$78,900	$1,723	2.18%	$58,631	$1,428	2.44%

Funding sources:
Deposits from banking clients	$52,701	$62	0.12%	$44,858	$105	0.23%	$31,249	$107	0.34%
Payables to brokerage clients	29,992	3	0.01%	22,715	2	0.01%	18,002	3	0.02%
Long-term debt	2,004	108	5.39%	1,648	92	5.58%	1,231	71	5.77%

Total interest-bearing liabilities	84,697	173	0.20%	69,221	199	0.29%	50,482	181	0.36%

Noninterest-bearing funding sources	10,708			9,679			8,149
Other interest expense		2			—			2

Total funding sources	$95,405	$175	0.18%	$78,900	$199	0.25%	$58,631	$183	0.32%

Net interest revenue		$1,725	1.81%		$1,524	1.93%		$1,245	2.12%

(1)	Interest revenue was less than $500,000 in the period or periods presented.

(2)	Amounts have been calculated based on amortized cost.

Net interest revenue increased in 2011 from 2010 primarily due to higher average balances of interest-earning assets, partially offset by the effect of lower interest rate spreads resulting from higher amortization of premiums relating to residential mortgage-backed securities. The growth in average balances of deposits from banking clients and payables to brokerage clients funded the increases in the balances of receivables from brokerage clients, securities available for sale, and securities held to maturity. Further declines in interest rates in 2011 accelerated the prepayment activity in the Company’s portfolio of residential mortgage-backed securities, which resulted in higher premium amortization.

Net interest revenue increased in 2010 from 2009 due to higher average balances of interest-earning assets. This resulted from significant growth in the average balance of deposits from banking clients, which in turn funded increases in the average balances of securities held to maturity, securities available for sale, and loans to banking clients. These interest-earning assets are invested at rates above the cost of supporting funding sources. The increase in net interest revenue was partially offset by the decline in the yields of almost all interest-earning assets compared to 2009.

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

Trading revenue increased by $97 million, or 12%, in 2011 from 2010 primarily due to higher daily average revenue trades and the addition of optionsXpress. Trading revenue decreased by $166 million, or 17%, in 2010 from 2009 due to lower

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

average revenue per revenue trade resulting from improved online trade pricing for clients and lower daily average revenue trades.

As shown in the following table, daily average revenue trades increased by 12% in 2011. The increase was primarily due to a higher volume of option, equity, and mutual fund trades. Average revenue per revenue trade remained relatively flat in 2011. Daily average revenue trades decreased 5% in 2010 from 2009 primarily due to a lower volume of equity and principal transaction trades, partially offset by a higher volume of option trades. Average revenue per revenue trade decreased 11% in 2010 from 2009 primarily due to lower online equity trade commissions, which were implemented in January 2010.

Year Ended December 31,	Growth Rate 2010-2011	2011	2010	2009
Daily average revenue trades (1) (in thousands)	12%	303.8	270.7	285.8
Number of trading days	—	251.5	251.5	251.0
Average revenue per revenue trade	(1%)	$12.15	$12.28	$13.86

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

Other Revenue

Other revenue includes software fee revenue relating to the Company’s portfolio management services, exchange processing fee revenue, gains on sales of mortgage loans, and other service fee revenues. Other revenue increased by $25 million, or 19%, in 2011 compared to 2010 primarily due to increases in software and exchange processing fee revenues, as well as the addition of education services revenue from the acquisition of optionsXpress. Other revenue was lower by $40 million, or 23%, in 2010 compared to 2009 primarily due to a gain of $31 million on the repurchase of a portion of the Company’s long-term debt in 2009.

Provision for Loan Losses

The provision for loan losses decreased by $9 million, or 33%, in 2011 from 2010, due to a decrease in overall expected loss rates resulting primarily from a decrease in first mortgage loan delinquencies. The provision for loan losses decreased by $11 million, or 29%, in 2010 from 2009, primarily due to stabilization in the levels of loan delinquencies and nonaccrual loans in 2010 compared to 2009. Charge-offs were $19 million, $20 million, and $13 million in 2011, 2010, and 2009, respectively. For further discussion on the Company’s credit risk and the allowance for loan losses, see “Risk Management – Credit Risk” and “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 7. Loans to Banking Clients and Related Allowance for Loan Losses.”

Net Impairment Losses on Securities

Net impairment losses on securities were $31 million, $36 million, and $60 million in 2011, 2010, and 2009, respectively. These charges relate to certain non-agency residential mortgage-backed securities in the Company’s available for sale portfolio as a result of credit deterioration of the securities’ underlying loans. For further discussion, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 6. Securities Available for Sale and Securities Held to Maturity.”

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses Excluding Interest

As shown in the table below, expenses excluding interest were lower in 2011 compared to 2010 primarily due to certain significant charges in 2010, including class action litigation and regulatory reserves relating to the Schwab YieldPlus Fund and losses recognized for Schwab money market mutual funds. The decrease in expenses excluding interest caused by these charges in 2010 was offset by increases in compensation and benefits, professional services, occupancy and equipment, and advertising and market development expenses in 2011. Expenses excluding interest were higher in 2010 compared to 2009 primarily due to the charges previously discussed.

Year Ended December 31,	Growth Rate 2010-2011	2011	2010	2009
Compensation and benefits	10%	$1,732	$1,573	$1,544
Professional services	13%	387	341	275
Occupancy and equipment	11%	301	272	318
Advertising and market development	16%	228	196	191
Communications	6%	220	207	206
Depreciation and amortization	6%	155	146	159
Class action litigation and regulatory reserve	N/M	7	320	—
Money market mutual fund charges	N/M	—	132	—
Other	(5%)	269	282	224

Total expenses excluding interest	(5%)	$3,299	$3,469	$2,917

Expenses as a percentage of total net revenues:
Total expenses excluding interest		70%	82%	70%
Advertising and market development		5%	5%	5%

N/M Not meaningful.

Compensation and Benefits

Compensation and benefits expense includes salaries and wages, incentive compensation, and related employee benefits and taxes. Incentive compensation includes variable compensation, discretionary bonus costs, and stock-based compensation. Variable compensation includes payments to certain individuals based on their sales performance. Discretionary bonus costs are based on the Company’s overall performance as measured by earnings per share, and therefore will fluctuate with this measure. In 2009, discretionary bonus costs were based on the achievement of specified performance objectives, including revenue growth and pre-tax profit margin. Stock-based compensation primarily includes employee and board of director stock options, restricted stock awards, and restricted stock units.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Compensation and benefits expense increased by $159 million, or 10%, in 2011 from 2010 primarily due to increases in salaries and wages and incentive compensation. Compensation and benefits expense increased by $29 million, or 2%, in 2010 from 2009 primarily due to an increase in incentive compensation. The following table shows a comparison of certain compensation and benefits components and employee data:

Year Ended December 31,	Growth Rate 2010-2011	2011	2010	2009
Salaries and wages	9%	$1,012	$931	$930
Incentive compensation	15%	444	386	355
Employee benefits and other	8%	276	256	259

Total compensation and benefits expense	10%	$1,732	$1,573	$1,544

Compensation and benefits expense as a percentage of total net revenues:
Salaries and wages		22%	22%	22%
Incentive compensation		9%	9%	8%
Employee benefits and other		6%	6%	7%

Total compensation and benefits expense		37%	37%	37%

Full-time equivalent employees (in thousands) (1)
At year end	10%	14.1	12.8	12.4
Average	6%	13.4	12.6	12.4

(1)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

Salaries and wages increased in 2011 from 2010 primarily due to increases in full-time employees and persons employed on a contract basis. The increase in full-time employees was partially due to the addition of full-time employees from the optionsXpress acquisition in September 2011. Incentive compensation increased in 2011 from 2010 primarily due to an increase in discretionary bonus costs and higher variable compensation. Discretionary bonus costs increased based on the Company’s overall performance in 2011, as well as an increase in full time employees. Variable compensation was higher primarily due to the integration of Windhaven, which was acquired in November 2010. Employee benefits and other expense increased in 2011 from 2010 primarily due to increases in payroll taxes and the Company’s 401(k) plan contribution expense as a result of increases in incentive compensation and full-time employees.

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

Expenses Excluding Compensation and Benefits

Professional services expense increased in 2011 from 2010 primarily due to an increase in fees relating to the Company’s technology investments and client facing infrastructure, and approximately $10 million in costs relating to the integration of optionsXpress. Professional services expense increased in 2010 from 2009 primarily due to increases in fees relating to technology services and enhancements, and investment advisor fees relating to the Company’s managed account service programs.

Occupancy and equipment expense increased in 2011 from 2010 primarily due to an increase in the Company’s investments in data processing equipment. Occupancy and equipment expense decreased in 2010 from 2009 primarily due to facilities charges of $43 million in 2009 relating to the Company’s cost reduction measures.

Advertising and market development expense increased in 2011 from 2010 primarily due to higher spending on customer and branch promotions and electronic media.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Communications expense increased in 2011 from 2010 primarily due to higher telephone service expense and third-party news and information expense.

Depreciation and amortization expense increased in 2011 from 2010 primarily due to higher amortization of intangible assets resulting from the acquisitions of optionsXpress and Windhaven. Depreciation and amortization expense decreased in 2010 from 2009 primarily due to certain assets becoming fully depreciated.

In 2011 and 2010, the Company recorded class action litigation and regulatory reserves relating to the Schwab YieldPlus Fund. For further discussion of the Schwab YieldPlus Fund litigation and regulatory matters, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 15. Commitments and Contingencies.”

In 2010, the Company decided to cover the net remaining losses of $132 million recognized by Schwab money market mutual funds as a result of their investments in a single structured investment vehicle that defaulted in 2008.

Other expense was lower in 2011 compared to 2010 primarily due to a charge of $30 million in 2010, relating to the Company’s Invest First and WorldPoints Visa credit cards, as the Company ended its sponsorship due to challenging credit card industry economics. Other expense was higher in 2010 as compared to 2009 primarily due to this charge and an increase in employee travel expenses.

Taxes on Income

The Company’s effective income tax rate on income before taxes was 37.9% in 2011, 41.7% in 2010, and 38.3% in 2009. The decrease in 2011 from 2010 was due to a lower effective state income tax rate in 2011 and the impact of non-deductible penalties relating to the Schwab YieldPlus Fund regulatory settlements recorded in 2010. The increase in 2010 from 2009 was primarily due to the impact of non-deductible penalties in 2010.

Segment Information

The Company provides financial services to individuals and institutional clients through two segments – Investor Services and Institutional Services. The Investor Services segment provides retail brokerage and banking services to individual investors. The Institutional Services segment provides custodial, trading, and support services to independent investment advisors. The Institutional Services segment also provides retirement plan services, specialty brokerage services, and mutual fund clearing services, and supports the availability of Schwab proprietary mutual funds and collective trust funds on third-party platforms. Banking revenues and expenses are allocated to the Company’s two segments based on which segment services the client. The Company evaluates the performance of its segments on a pre-tax basis, excluding items such as impairment charges on non-financial assets, discontinued operations, extraordinary items, and significant restructuring and other charges. Segment assets and liabilities are not disclosed because the balances are not used for evaluating segment performance and deciding how to allocate resources to segments.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services				Institutional Services
Year Ended December 31,	Growth Rate 2010-2011	2011	2010	2009	Growth Rate 2010-2011	2011	2010	2009
Net Revenues
Asset management andadministration fees	8%	$1,053	$976	$968	3%	$875	$846	$907
Net interest revenue	13%	1,468	1,297	1,058	13%	257	227	187
Trading revenue	12%	625	557	679	11%	302	273	317
Other	21%	85	70	93	15%	75	65	82
Provision for loan losses	(35%)	(15)	(23)	(34)	(25%)	(3)	(4)	(4)
Net impairment losses on securities	(16%)	(27)	(32)	(54)	—	(4)	(4)	(6)

Total net revenues	12%	3,189	2,845	2,710	7%	1,502	1,403	1,483

Expenses Excluding Interest	9%	2,261	2,065	1,906	8%	1,039	960	929

Income before taxes on income	19%	$928	$780	$804	5%	$463	$443	$554

	Unallocated				Total
Year Ended December 31,	Growth Rate 2010-2011	2011	2010	2009	Growth Rate 2010-2011	2011	2010	2009
Net Revenues
Asset management andadministration fees	—	$—	$—	$—	6%	$1,928	$1,822	$1,875
Net interest revenue	—	—	—	—	13%	1,725	1,524	1,245
Trading revenue	—	—	—	—	12%	927	830	996
Other	—	—	—	—	19%	160	135	175
Provision for loan losses	—	—	—	—	(33%)	(18)	(27)	(38)
Net impairment losseson securities	—	—	—	—	(14%)	(31)	(36)	(60)

Total net revenues	—	—	—	—	10%	4,691	4,248	4,193

Expenses Excluding Interest	N/M	(1)	444	82	(5%)	3,299	3,469	2,917

Income before taxes on income	N/M	$1	$(444)	$(82)	79%	$1,392	$779	$1,276

Taxes on income					62%	(528)	(325)	(489)

Net Income					90%	$864	$454	$787

N/M Not meaningful.

Investor Services

Net revenues increased by $344 million, or 12%, in 2011 from 2010 primarily due to increases in net interest revenue, asset management and administration fees, and trading revenue. Net interest revenue increased primarily due to higher average balances of interest-earning assets during the year, partially offset by the effect of higher premium amortization relating to residential mortgage-backed securities caused by higher mortgage prepayments in 2011. Asset management and administration fees increased primarily due to an increase in revenue from the Company’s advice solutions and continued asset inflows, offset by money market mutual fund fee waivers. Trading revenue increased primarily due to higher daily average revenue trades and the addition of optionsXpress, which was acquired in September 2011. Expenses excluding interest increased by $196 million, or 9%, in 2011 from 2010 primarily due to increases in compensation and benefits, professional services, and advertising and market development expenses, which included the integration of optionsXpress.

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

Institutional Services

Net revenues increased by $99 million, or 7%, in 2011 from 2010 primarily due to increases in net interest revenue, asset management and administration fees, and trading revenue. Net interest revenue increased primarily due to higher average balances of interest-earning assets during the year, partially offset by the effect of higher premium amortization relating to residential mortgage-backed securities caused by higher mortgage prepayments in 2011. Asset management and administration fees increased primarily due to an increase in mutual fund service fees relating to the Company’s Mutual Fund OneSource funds as a result of continued asset inflows, offset by money market mutual fund fee waivers. Trading revenue increased primarily due to higher daily average revenue trades. Expenses excluding interest increased by $79 million, or 8%, in 2011 from 2010 primarily due to increases in compensation and benefits and professional services expenses.

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

Unallocated

Expenses excluding interest in 2010 include class action litigation and regulatory reserves relating to the Schwab YieldPlus Fund and a charge relating to the Company’s decision to cover the net remaining losses recognized by Schwab money market mutual funds as a result of their investments in a single structured investment vehicle that defaulted in 2008. Expenses excluding interest in 2009 include facilities and severance charges relating to the Company’s cost reduction measures.

LIQUIDITY AND CAPITAL RESOURCES

CSC conducts substantially all of its business through its wholly-owned subsidiaries. The Company’s capital structure is designed to provide each subsidiary with capital and liquidity to meet its operational needs and regulatory requirements.

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution, is a federal savings bank. Prior to July 21, 2011, CSC and Schwab Bank were both subject to supervision and regulation by the OTS. The Dodd-Frank Act eliminated the OTS effective July 21, 2011, and as a result, the Federal Reserve became CSC’s primary regulator and the Office of the Comptroller of the Currency became the primary regulator of Schwab Bank.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Liquidity

CSC

While CSC is not currently subject to specific statutory capital requirements, CSC is required to serve as a source of strength for Schwab Bank and must have the ability to provide financial assistance if Schwab Bank experiences financial distress. To manage capital adequacy, the Company currently utilizes a target Tier 1 Leverage Ratio, as defined by the Board of Governors of the Federal Reserve System, of at least 6%. At December 31, 2011, the Company’s Tier 1 Leverage Ratio was 6.3%.

CSC’s liquidity needs are generally met through cash generated by its subsidiaries, as well as cash provided by external financing. CSC has a universal automatic shelf registration statement (Shelf Registration Statement) on file with the SEC which enables CSC to issue debt, equity and other securities. CSC maintains excess liquidity in the form of overnight cash deposits and short-term investments to cover daily funding needs and to support growth in the Company’s business. Generally, CSC does not hold liquidity at its subsidiaries in excess of amounts deemed sufficient to support the subsidiaries’ operations, including any regulatory capital requirements. Schwab, Schwab Bank, and optionsXpress, Inc. are subject to regulatory requirements that may restrict them from certain transactions with CSC, as further discussed below. Management believes that funds generated by the operations of CSC’s subsidiaries will continue to be the primary funding source in meeting CSC’s liquidity needs, providing adequate liquidity to meet Schwab Bank’s capital guidelines, and maintaining Schwab and optionsXpress, Inc.’s net capital.

In January 2012, the Company completed an equity offering of 400,000 shares of its preferred stock under the Shelf Registration Statement. For further discussion of the equity offering, see “Subsequent Event”.

CSC has liquidity needs that arise from the funding of cash dividends, acquisitions, and investments, as well as its Senior Notes, Senior Medium-Term Notes, Series A (Medium-Term Notes), and Junior Subordinated Notes. The following are details of CSC’s long-term debt:

December 31, 2011	Par Outstanding	Maturity	Interest Rate	Moody’s	Standard & Poor’s	Fitch
Senior Notes	$1,450	2014 – 2020	4.45% to 4.950% fixed	A2	A	A
Medium Term Notes	$250	2017	6.375% fixed	A2	A	A
Junior Subordinated Notes (1)	$202	2067	7.50% fixed until 2017,	Baa1	BBB+	BBB+
			floating thereafter

(1)	The Junior Subordinated Notes themselves are not rated, however, the trust preferred securities related to these Junior Subordinated Notes are rated.

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no borrowings of Commercial Paper Notes outstanding at December 31, 2011. CSC’s ratings for these short-term borrowings are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of 11 banks, which is scheduled to expire in June 2012. This facility replaced a similar facility that expired in June 2011 and was unused in 2011. The funds under this facility are available for general corporate purposes, including repayment of the Commercial Paper Notes discussed above. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity. At December 31, 2011, the minimum level of stockholders’ equity required under this facility was $5.0 billion (CSC’s stockholders’ equity at December 31, 2011 was $7.7 billion). Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

CSC also has direct access to $750 million of the $875 million uncommitted, unsecured bank credit lines discussed below, that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used by CSC during 2011.

In addition, Schwab provides CSC with a $1.0 billion credit facility maturing in December 2014. This facility replaced a similar facility that expired in December 2011. There were no funds drawn under this facility at December 31, 2011.

Schwab

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings from CSC, paying cash dividends, or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At December 31, 2011, Schwab’s net capital was $1.2 billion (10% of aggregate debit balances), which was $948 million in excess of its minimum required net capital and $588 million in excess of 5% of aggregate debit balances.

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

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $33.5 billion and $29.9 billion at December 31, 2011 and 2010, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab.

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $100 million at December 31, 2011, is being reduced by a portion of the lease payments over the remaining lease term of 13 years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of six banks totaling $875 million at December 31, 2011. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earnings investments, and movements of cash to meet regulatory brokerage client cash segregation requirements. Schwab borrowed an average of $41 million per day for nine days in 2011 under these lines. There were no borrowings outstanding under these lines at December 31, 2011.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured standby letter of credit agreements (LOCs) with eight banks in favor of the OCC aggregating $350 million at December 31, 2011. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At December 31, 2011, the aggregate face amount of these LOCs totaled $78 million. There were no funds drawn under any of these LOCs during 2011.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility, which is scheduled to expire in March 2012. The amount outstanding under this facility at December 31, 2011, was $245 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $2.5 billion credit facility, which is scheduled to expire in December 2014. This facility replaced a similar facility that expired in December 2011. Borrowings under this facility do not qualify as regulatory capital for Schwab. There were no funds drawn under this facility at December 31, 2011.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab Bank

Schwab Bank is required to maintain capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. Based on its regulatory capital ratios at December 31, 2011, Schwab Bank is considered well capitalized. Schwab Bank’s regulatory capital and ratios at December 31, 2011, are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$4,984	23.4%	$850	4.0%	$1,276	6.0%
Total Risk-Based Capital	$5,036	23.7%	$1,701	8.0%	$2,126	10.0%
Tier 1 Core Capital	$4,984	7.5%	$2,642	4.0%	$3,302	5.0%
Tangible Equity	$4,984	7.5%	$1,321	2.0%	N/A

N/A Not applicable.

Management has established a target Tier 1 Core Capital Ratio for Schwab Bank of at least 7.5%. Schwab Bank’s current liquidity needs are generally met through deposits from banking clients and equity capital.

The excess cash held in certain Schwab brokerage client accounts is swept into deposit accounts at Schwab Bank. At December 31, 2011, these balances totaled $40.6 billion.

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, Schwab Bank has access to short-term funding through the Federal Reserve Bank (FRB) discount window. Amounts available under the FRB discount window are dependent on the fair value of certain of Schwab Bank’s securities available for sale and securities held to maturity that are pledged as collateral. Schwab Bank maintains policies and procedures necessary to access this funding and tests discount window borrowing procedures annually. At December 31, 2011, $1.2 billion was available under this arrangement. There were no funds drawn under this arrangement during 2011.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System. Amounts available under this facility are dependent on the amount of Schwab Bank’s residential real estate mortgages and HELOCs that are pledged as collateral. At December 31, 2011, $5.2 billion was available under this facility. There were no funds drawn under this facility during 2011.

CSC provides Schwab Bank with a $100 million short-term credit facility, which is scheduled to expire in December 2014. This facility replaced a similar facility that expired in December 2011. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. There were no funds drawn under these facilities during 2011.

optionsXpress

optionsXpress, Inc., a wholly-owned subsidiary of optionsXpress, is a registered broker-dealer and is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit optionsXpress, Inc. from paying cash dividends or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At December 31, 2011, optionsXpress Inc.’s net capital was $78 million (29% of aggregate debit balances), which was $73 million in excess of its minimum required net capital and $65 million in excess of 5% of aggregate debit balances.

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

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $1.2 billion at December 31, 2011. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for optionsXpress, Inc.

CSC provides optionsXpress, Inc. with a $100 million credit facility, which is scheduled to expire in December 2014. Borrowings under this facility do not qualify as regulatory capital for optionsXpress, Inc. There were no funds drawn under this facility since the acquisition date.

optionsXpress has a term loan with CSC, of which $118 million was outstanding at December 31, 2011, and matures in December 2014.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio not to exceed 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at December 31, 2011, was $9.7 billion, up $1.5 billion, or 18%, from December 31, 2010. At December 31, 2011, the Company had long-term debt of $2.0 billion, or 21% of total financial capital, that bears interest at a weighted-average rate of 5.24%. At December 31, 2010, the Company had long-term debt of $2.0 billion, or 24% of total financial capital. The Company repaid $116 million of long-term debt in 2011, which included the pay off of long-term debt acquired from optionsXpress of $110 million subsequent to the acquisition date. In 2010, the Company issued $700 million of additional Senior Notes that mature in 2020 and have a fixed interest rate of 4.45%. The Company repaid $205 million of long-term debt in 2010, which included the maturity of $200 million of Medium-Term Notes.

The Company’s cash position (reported as cash and cash equivalents on its consolidated balance sheet) and cash flows are affected by changes in brokerage client cash balances and the associated amounts required to be segregated under regulatory guidelines. Timing differences between cash and investments actually segregated on a given date and the amount required to be segregated for that date may arise in the ordinary course of business and are addressed by the Company in accordance with applicable regulations. Other factors which affect the Company’s cash position and cash flows include investment activity in securities, levels of capital expenditures, acquisition and divestiture activity, banking client deposit activity, brokerage and banking client loan activity, financing activity in long-term debt, payments of dividends, and repurchases and issuances of CSC’s preferred and common stock. The combination of these factors can cause significant fluctuations in the cash position during specific time periods.

Capital Expenditures

The Company’s capital expenditures were $190 million (4% of net revenues) and $127 million (3% of net revenues) in 2011 and 2010, respectively. Capital expenditures in 2011 and 2010 were primarily for software and equipment relating to the Company’s information technology systems, capitalized costs for developing internal-use software, and leasehold improvements. Capitalized costs for developing internal-use software were $57 million and $21 million in 2011 and 2010, respectively.

Management currently anticipates that 2012 capital expenditures will be approximately 30% lower than 2011 spending primarily due to decreased spending on software and equipment relating to the Company’s information technology systems, capitalized costs for developing internal-use software, and leasehold improvements. As has been the case in recent years, the Company may adjust its capital expenditures periodically as business conditions change. Management believes that funds generated by its operations will continue to be the primary funding source of its capital expenditures.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Equity Offering

On January 26, 2010, the Company sold 29,670,300 shares of its common stock, $.01 par value, at a public offering price of $19.00 per share. Net proceeds received from the offering were $543 million and were used to support the Company’s balance sheet growth, including expansion of its deposit base and migration of certain client balances from money market funds into deposit accounts at Schwab Bank.

Dividends

CSC paid common stock cash dividends of $295 million ($0.24 per share) and $288 million ($0.24 per share) in 2011 and 2010, respectively. Since the initial dividend in 1989, CSC has paid 91 consecutive quarterly dividends and has increased the quarterly dividend rate 19 times, including a 20% increase in the third quarter of 2008. Since 1989, dividends have increased by a 24% compounded annual growth rate, excluding the special cash dividend of $1.00 per common share in 2007. While the payment and amount of dividends are at the discretion of the Board of Directors, subject to certain regulatory and other restrictions, the Company currently targets its cash dividend at approximately 20% to 30% of net income.

Under the terms of the Series A Preferred Stock issued in January 2012, the Company’s ability to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock is subject to restrictions in the event that the Company does not declare and either pay or set aside a sum sufficient for payment of dividends on the Series A Preferred Stock for the immediately preceding dividend period.

Share Repurchases

There were no repurchases of CSC’s common stock in 2011 or 2010. As of December 31, 2011, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock, which does not have an expiration date.

Business Acquisitions

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

On November 9, 2010, the Company acquired substantially all of the assets of Windward for $106 million in common stock and $44 million in cash.

For more information on the acquisitions of optionsXpress and Windward, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 3. Business Acquisitions”.

Off-Balance Sheet Arrangements

The Company enters into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit. Additionally, the Company enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For information on each of these arrangements, see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 15. Commitments and Contingencies.”

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Contractual Obligations

The Company’s principal contractual obligations as of December 31, 2011, are shown in the following table. Management believes that funds generated by its continuing operations, as well as cash provided by external financing, will continue to be the primary funding sources in meeting these obligations. Excluded from this table are liabilities recorded on the consolidated balance sheet that are generally short-term in nature (e.g., payables to brokers, dealers, and clearing organizations) or without contractual payment terms (e.g., deposits from banking clients, payables to brokerage clients, and deferred compensation).

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit-related financial instruments (1)	$757	$725	$1,130	$3,186	$5,798
Long-term debt (2)	99	930	125	1,309	2,463
Leases (3)	96	150	110	201	557
Purchase obligations (4)	118	81	33	1	233

Total	$1,070	$1,886	$1,398	$4,697	$9,051

(1)	Represents Schwab Bank’s firm commitments to extend credit to banking clients.

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

(4)

Consists of purchase obligations for services such as advertising and marketing, telecommunications, professional services, and hardware- and software-related agreements. Includes purchase obligations that can be canceled by the Company without penalty.

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

•

Credit and Market Risk Oversight Committee, which focuses on credit exposures resulting from client borrowing activity (e.g., margin lending activities and loans to banking clients), investing activities of certain of the Company’s proprietary funds, corporate credit and investment activity, and market risk resulting from the Company taking positions in certain securities to facilitate client trading activity;

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

•	Information Security and Privacy Steering Committee, which oversees information security and privacy policies, procedures and controls;

•	Investment Management and ERISA Risk Committee, which oversees activities in which the Company and its principals operate in an investment advisory capacity or as an ERISA fiduciary;

•	Investment Products Review Board, which provides senior level oversight of investment products and services made available to clients; and

•

Operational Risk Management Committee, which focuses on risks relating to potential inadequate or failed internal processes, people and systems, and from external events and relationships (e.g., vendors and business partners).

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

The Company’s compliance, finance, internal audit, legal, and corporate risk management departments assist management and the various risk committees in evaluating, testing, and monitoring the Company’s risk management.

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

Technology and Operating Risk

Technology and operating risk is the potential for loss due to deficiencies in control processes or technology systems that constrain the Company’s ability to gather, process, and communicate information and process client transactions efficiently and securely, without interruptions. The Company’s operations are highly dependent on the integrity of its technology systems and the Company’s success depends, in part, on its ability to make timely enhancements and additions to its technology in anticipation of evolving client needs. To the extent the Company experiences system interruptions, errors or downtime (which could result from a variety of causes, including changes in client use patterns, technological failure, changes to its systems, linkages with third-party systems, and power failures), the Company’s business and operations could be significantly negatively impacted. To minimize business interruptions, Schwab has two data centers intended, in part, to further improve the recovery of business processing in the event of an emergency. The Company is committed to an ongoing process of upgrading, enhancing, and testing its technology systems. This effort is focused on meeting client needs, meeting market and regulatory changes, and deploying standardized technology platforms.

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

The Company also faces technology and operating risk when it employs the services of various external vendors, including domestic and international outsourcing of certain technology, processing, servicing, and support functions. The Company manages its exposure to external vendor risk through contractual provisions, control standards, and ongoing monitoring of vendor performance. The Company maintains policies and procedures regarding the standard of care expected with Company data, whether the data is internal company information, employee information, or non-public client information. The Company clearly defines for employees, contractors, and vendors the Company’s expected standards of care for confidential data. Regular training is provided by the Company in regard to data security.

The Company is actively engaged in the research and development of new technologies, services, and products. The Company endeavors to protect its research and development efforts, and its brands, through the use of copyrights, patents, trade secrets, and contracts.

Credit Risk

Credit risk is the potential for loss due to a borrower, counterparty, or issuer failing to perform its contractual obligations. The Company’s direct exposure to credit risk mainly results from margin lending activities, securities lending activities, mortgage lending activities, its role as a counterparty in financial contracts and investing activities. To manage the risks of such losses, the Company has established policies and procedures which include: establishing and reviewing credit limits, monitoring of credit limits and quality of counterparties, and adjusting margin requirements for certain securities. Most of the Company’s credit extensions are supported by collateral arrangements. Collateral arrangements relating to margin loans, securities lending agreements, and resale agreements include provisions that require additional collateral in the event that market fluctuations result in declines in the value of collateral received.

The Company’s credit risk exposure related to loans to banking clients is actively managed through individual and portfolio reviews performed by management. Management regularly reviews asset quality including concentrations, delinquencies, nonaccrual loans, charge-offs, and recoveries. All are factors in the determination of an appropriate allowance for loan losses, which is reviewed quarterly by senior management. The Company’s mortgage loan portfolios primarily include first lien residential real estate mortgage loans (First Mortgage) of $5.6 billion and HELOCs of $3.5 billion at December 31, 2011.

The Company’s First Mortgage portfolio underwriting requirements are generally consistent with the underwriting requirements in the secondary market for loan portfolios. The Company’s guidelines include maximum loan-to-value (LTV) ratios, cash out limits, and minimum Fair Issac & Company (FICO) credit scores. The specific guidelines are dependent on the individual characteristics of a loan (for example, whether the property is a primary or secondary residence, whether the loan is for investment property, whether the loan is for an initial purchase of a home or refinance of an existing home, and whether the loan is conforming or jumbo). These credit underwriting standards have limited the exposure to the types of loans that experienced high foreclosures and loss rates elsewhere in the industry in recent years. There have been no significant changes to the LTV ratio or FICO credit score guidelines related to the Company’s First Mortgage or HELOC portfolios during 2011. At December 31, 2011, the weighted-average originated LTV ratios were 60% and 59% for the First Mortgage and HELOC portfolios, respectively. The computation of the origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At December 31, 2011, 22% of HELOCs ($755 million of the HELOC portfolio) were in a first lien position. The weighted-average originated FICO credit scores were 766 and 768 for the First Mortgage and HELOC portfolios, respectively.

The Company does not offer loans that allow for negative amortization and does not originate or purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO credit score of less than 620 at origination), unless the borrower has compensating credit factors. At December 31, 2011, approximately 1% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with FICO credit scores of less than 620.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

December 31,	2011	2010
Loan delinquencies (1)	0.81%	0.96%
Nonaccrual loans	0.53%	0.58%
Allowance for loan losses	0.55%	0.60%

(1)	Loan delinquencies are defined as loans that are 30 days or more past due.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios, whose fair values totaled $34.0 billion and $15.5 billion at December 31, 2011, respectively. These portfolios include U.S. agency and non-agency residential mortgage-backed securities, certificates of deposit, corporate debt securities, U.S. agency notes, and asset-backed and other securities. U.S. agency residential mortgage-backed securities do not have explicit credit ratings, however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government-sponsored enterprises. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined by the Company as loans to borrowers with a FICO credit score of 620 or higher at origination), and “Alt-A” (defined by the Company as Prime loans with reduced documentation at origination).

Residential mortgage-backed securities, particularly Alt-A securities experienced continued credit deterioration in 2011, including increased payment delinquency rates and losses on foreclosures of underlying mortgages. For a discussion of the impact of current market conditions on residential mortgage-backed securities, see “Current Market and Regulatory Environment.” At December 31, 2011, non-agency residential mortgage-backed securities consisted of 3%, based on amortized cost, of total residential mortgage-backed securities. These securities were originated between 2003 and 2007. At December 31, 2011, all of the corporate debt securities and non-mortgage asset-backed securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard & Poor’s rating of “BBB-” or higher).

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

The fair value of the Company’s investments in residential mortgage-backed securities totaled $37.0 billion at December 31, 2011. Of these, $36.1 billion were U.S. agency securities and $907 million were non-agency securities. The U.S. agency securities are included in securities available for sale and securities held to maturity and the non-agency securities are included in securities available for sale. Included in non-agency residential mortgage-backed securities are securities collateralized by Alt-A loans. At December 31, 2011, the amortized cost and fair value of Alt-A mortgage-backed securities were $390 million and $279 million, respectively.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company’s investments in corporate debt securities and commercial paper totaled $5.6 billion at December 31, 2011, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, securities held to maturity, cash and investments segregated and on deposit for regulatory purposes, cash and cash equivalents, and other securities owned in the Company’s consolidated balance sheets. At December 31, 2011, the Company held $867 million of corporate debt securities issued by financial institutions and guaranteed under the FDIC Temporary Liquidity Guarantee Program.

The Company’s loans to banking clients include $5.6 billion of adjustable rate first lien residential real estate mortgage loans at December 31, 2011. The Company’s adjustable rate mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 60% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 65% of these interest-only loans are not scheduled to reset for three or more years. The Company’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates. At December 31, 2011, 44% of the residential real estate mortgages and 50% of the HELOC balances were secured by properties which are located in California.

The Company also has exposure to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. The fair value of U.S. Government and agency securities held as collateral for resale agreements totaled $18.3 billion at December 31, 2011.

European Holdings

The Company has exposure to non-sovereign financial institutions in Europe. The following table shows the amortized cost and fair values of cash equivalents, cash segregated and on deposit for regulatory purposes, securities available for sale, and securities held to maturity by each country in Europe in which the issuer or counterparty is domiciled. The Company has no direct exposure to sovereign governments in Europe. The Company does not have unfunded commitments to counterparties in Europe, nor does it have exposure as a result of credit default protection purchased or sold separately as of December 31, 2011.

The determination of the domicile of exposure varies by the type of investment. For time deposits and certificates of deposit, the exposure is grouped in the country in which the financial institution is chartered under the regulatory framework of the European country. For asset-backed commercial paper, the exposure is grouped by the country of the sponsoring bank that provides the credit and liquidity support for such instruments. For corporate debt securities, the exposure is grouped by the country in which the issuer is domiciled. In situations in which the Company invests in a corporate debt security of a U.S. subsidiary of a European parent company, such holdings will be attributable to the European country only if significant reliance is placed on the European parent company for credit support underlying the security. For substantially all of the holdings listed below, the issuers or counterparties were financial institutions. All of the Company’s resale agreements, which are included in investments segregated and on deposit for regulatory purposes, are collateralized by U.S. government securities. Additionally, the Company’s securities lending activities are collateralized by cash. Therefore, the Company’s resale agreements and securities lending activities are not included in the table below even if the counterparty is a European institution.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Fair Value as of December 31, 2011
	Denmark	France	Germany	Netherlands	Sweden	Switzerland	United Kingdom	Total
Cash equivalents:
Time deposits	$—	$850	$389	$—	$—	$—	$200	$1,439
Commercial paper	—	350	20	—	—	—	200	570

Cash segregated and on deposit for regulatory purposes:
Trust deposits	—	—	400	—	—	—	—	400

Securities available for sale:
Certificates of deposit	—	300	150	300	499	550	700	2,499
Corporate debt securities	214	74	—	187	97	—	550	1,122

Securities held to maturity:
Corporate debt securities	—	—	—	—	117	100	—	217

Total fair value	$214	$1,574	$959	$487	$713	$650	$1,650	$6,247

Total amortized cost	$212	$1,575	$959	$492	$716	$650	$1,650	$6,254

Maturities:
Overnight	$—	$1,200	$789	$—	$—	$—	$200	$2,189
1 day – < 6 months	—	174	20	200	200	150	700	1,444
6 months – < 1 year	—	100	—	—	117	274	650	1,141
1 year – 2 years	214	100	150	187	299	126	100	1,176
> 2 years	—	—	—	100	97	100	—	297

Total fair value	$214	$1,574	$959	$487	$713	$650	$1,650	$6,247

In addition to the direct holdings of European companies listed above, the Company also has indirect exposure to Europe through its investments in Schwab sponsored money market funds (collectively, the Funds) resulting from clearing activities. At December 31, 2011, the Company had $332 million in investments in these Funds. Certain of the Funds’ positions include certificates of deposits, time deposits, commercial paper and corporate debt securities issued by counterparties in Europe.

Management mitigates exposure to European holdings by employing a separate team of credit analysts that evaluate each issuer, counterparty, and country. Management monitors its exposure to European issuers by 1) performing risk assessments of the foreign countries, which include evaluating the size of the country and economy, currency trends, political landscape and the countries’ regulatory environment and developments, 2) performing ad hoc stress tests that evaluate the impact of sovereign governments’ debt write-downs on the issuers and counterparties to our investments, 3) reviewing publicly available stress tests that are published by various regulators in the European market, 4) establishing credit and maturity limits by issuer, and 5) monitoring aggregate exposures by country.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record certain financial assets and liabilities at fair value, and to determine fair value disclosures. Assets are measured at fair value using quoted prices or market-based information and accordingly are classified as Level 1 or Level 2 measurements in accordance with the fair value hierarchy described in fair value measurement accounting guidance. Liabilities recorded at fair value were not material at December 31, 2011 or 2010. See “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 17. Fair Values of Assets and Liabilities” for more information on the Company’s assets and liabilities recorded at fair value.

When available, the Company uses quoted prices in active markets to measure the fair value of assets and liabilities. When quoted prices do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. The Company validates prices received from the pricing services using various methods, including comparison to prices received from additional pricing services, comparison to quoted market prices, where available, comparison to internal valuation models, and review of other relevant market data. The Company does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts. At December 31, 2011 and 2010, the Company did not adjust prices received from independent third-party pricing services.

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

The process to establish an allowance for loan losses utilizes loan-level statistical models that estimate prepayments, defaults, and probable losses for the loan segments based on predicted behavior of individual loans within the segments. The methodology considers the effects of borrower behavior and a variety of factors including, but not limited to, interest rates, housing price movements as measured by a housing price index, economic conditions, estimated defaults and foreclosures measured by historical and expected delinquencies, changes in prepayment speeds, loan-to-value ratios, past loss experience, estimates of future loss severities, borrower credit risk measured by FICO scores, and the adequacy of collateral. The methodology also evaluates concentrations in the loan segments including loan products, year of origination, geographical distribution of collateral, and the portion of borrowers who have other client relationships with the Company.

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

•

the impact of legal proceedings and regulatory matters (see “Part I – Item 3. – Legal Proceedings” and “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements –15. Commitments and Contingencies – Legal Contingencies”);

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

•

the impact of changes in the likelihood of indemnification and guarantee payment obligations on the Company’s results of operations (see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 15. Commitments and Contingencies”); and

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

•

the impact on the Company’s results of operations of recording stock option expense (see “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – 20. Employee Incentive, Deferred Compensation, and Retirement Plans”).

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

Important factors that may cause actual results to differ include, but are not limited to:

•	changes in general economic and financial market conditions;

•	changes in revenues and profit margin due to changes in interest rates;

•	adverse developments in litigation or regulatory matters;

•	the extent of any charges associated with litigation and regulatory matters;

•	amounts recovered on insurance policies;

•	the Company’s ability to attract and retain clients and grow client assets and relationships;

•	the Company’s ability to develop and launch new products, services and capabilities in a timely and successful manner;

•	fluctuations in client asset values due to changes in equity valuations;

•	the performance or valuation of securities available for sale and securities held to maturity;

•	trading activity;

•	the level of interest rates, including yields available on money market mutual fund eligible instruments;

•	the adverse impact of financial reform legislation and related regulations;

•	the amount of loans to the Company’s brokerage and banking clients;

•	the level of the Company’s stock repurchase activity;

•	the level of brokerage client cash balances and deposits from banking clients;

•	the availability and terms of external financing;

•	capital needs;

•	optionsXpress integration costs and operating expenses;

•	level of expenses;

•	the timing and impact of changes in the Company’s level of investments in software, equipment, and leasehold improvements; and

•	potential breaches of contractual terms for which the Company has indemnification and guarantee obligations.

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

THE CHARLES SCHWAB CORPORATION

revenue or predict the impact of changes in interest rates on net interest revenue. Actual results may differ from simulated results due to balance growth or decline and the timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies, including changes in asset and liability mix.

As represented by the simulations presented below, the Company’s investment strategy is structured to produce an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets generally reprice more quickly than interest-bearing liabilities).

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in market interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months beginning December 31, 2011 and 2010.

December 31,	2011	2010
Increase of 100 basis points	19.1%	13.5%
Decrease of 100 basis points	(8.1%)	(4.8%)

The sensitivities shown in the simulation reflect the fact that short-term interest rates in 2011 remained at historically low levels, including the federal funds target rate, which was unchanged at a range of zero to 0.25%. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources in a declining interest rate scenario. A decline in interest rates could therefore negatively impact the yield on the Company’s investment portfolio to a greater degree than any offsetting reduction in interest expense, further compressing net interest margin. Any increases in short-term interest rates result in a greater impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources.

THE CHARLES SCHWAB CORPORATION

Item 8.	Financial Statements and Supplementary Data

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Income

(In Millions, Except Per Share Amounts)

Year Ended December 31,	2011	2010	2009
Net Revenues
Asset management and administration fees	$1,928	$1,822	$1,875

Interest revenue	1,900	1,723	1,428
Interest expense	(175)	(199)	(183)

Net interest revenue	1,725	1,524	1,245

Trading revenue	927	830	996
Other	160	135	175
Provision for loan losses	(18)	(27)	(38)
Net impairment losses on securities (1)	(31)	(36)	(60)

Total net revenues	4,691	4,248	4,193

Expenses Excluding Interest
Compensation and benefits	1,732	1,573	1,544
Professional services	387	341	275
Occupancy and equipment	301	272	318
Advertising and market development	228	196	191
Communications	220	207	206
Depreciation and amortization	155	146	159
Class action litigation and regulatory reserve	7	320	—
Money market mutual fund charges	—	132	—
Other	269	282	224

Total expenses excluding interest	3,299	3,469	2,917

Income before taxes on income	1,392	779	1,276
Taxes on income	(528)	(325)	(489)

Net Income	$864	$454	$787

Weighted-Average Common Shares Outstanding — Diluted	1,229	1,194	1,160

Earnings Per Share — Basic	$.70	$.38	$.68
Earnings Per Share — Diluted	$.70	$.38	$.68

(1)

Net impairment losses on securities include total other-than-temporary impairment losses of $18 million, $41 million, and $278 million, net of $(13) million, $5 million, and $218 million recognized in other comprehensive income in 2011, 2010, and 2009, respectively.

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Balance Sheets

(In Millions, Except Share and Per Share Amounts)

December 31,	2011	2010
Assets
Cash and cash equivalents	$8,679	$4,931
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $17,899 and $12,697 at December 31, 2011 and 2010, respectively)	26,034	22,749
Receivables from brokers, dealers, and clearing organizations	230	415
Receivables from brokerage clients — net	11,072	11,235
Other securities owned — at fair value	593	337
Securities available for sale	33,965	23,993
Securities held to maturity (fair value — $15,539 and $17,848 at December 31, 2011 and 2010, respectively)	15,108	17,762
Loans to banking clients — net	9,812	8,725
Loans held for sale	70	185
Equipment, office facilities, and property — net	685	624
Goodwill	1,161	631
Intangible assets — net	326	54
Other assets	818	927

Total assets	$108,553	$92,568

Liabilities and Stockholders’ Equity
Deposits from banking clients	$60,854	$50,590
Payables to brokers, dealers, and clearing organizations	1,098	1,389
Payables to brokerage clients	35,489	30,861
Accrued expenses and other liabilities	1,397	1,496
Long-term debt	2,001	2,006

Total liabilities	100,839	86,342

Stockholders’ equity:
Preferred stock — 9,940,000 shares authorized; $.01 par value per share; none issued	—	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,487,543,446 shares and 1,428,604,522 shares issued at December 31, 2011 and 2010, respectively	15	14
Additional paid-in capital	3,826	3,034
Retained earnings	7,978	7,409
Treasury stock, at cost — 216,378,623 shares and 226,222,313 shares at December 31, 2011 and 2010, respectively	(4,113)	(4,247)
Accumulated other comprehensive income	8	16

Total stockholders’ equity	7,714	6,226

Total liabilities and stockholders’ equity	$108,553	$92,568

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Cash Flows

(In Millions)

Year Ended December 31,	2011	2010	2009
Cash Flows from Operating Activities
Net income	$864	$454	$787
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	18	27	38
Net impairment losses on securities	31	36	60
Stock-based compensation	99	87	75
Depreciation and amortization	155	146	159
Provision (benefit) for deferred income taxes	52	(51)	16
Premium (discount) amortization, net, on securities available for sale and securities held to maturity	136	35	(18)
Other	9	(3)	(32)
Originations of loans held for sale	(1,574)	(2,015)	(2,746)
Proceeds from sales of loans held for sale	1,703	1,943	2,695
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	(2,211)	(4,376)	(3,688)
Receivables from brokers, dealers, and clearing organizations	220	148	202
Receivables from brokerage clients	341	(2,612)	(1,503)
Other securities owned	(231)	581	(290)
Other assets	(15)	133	(253)
Payables to brokers, dealers, and clearing organizations	(357)	283	56
Payables to brokerage clients	3,407	4,886	5,990
Accrued expenses and other liabilities	(183)	289	(111)

Net cash provided by (used for) operating activities	2,464	(9)	1,437

Cash Flows from Investing Activities
Purchases of securities available for sale	(18,434)	(15,697)	(14,342)
Proceeds from sales of securities available for sale	500	871	107
Principal payments on securities available for sale	7,978	13,261	7,063
Purchases of securities held to maturity	(2,253)	(14,906)	(5,470)
Principal payments on securities held to maturity	4,786	2,672	139
Net increase in loans to banking clients	(1,125)	(1,443)	(1,411)
Purchase of equipment, office facilities, and property	(180)	(129)	(140)
Cash acquired in business acquisition, net of cash paid	54	(44)	—
Other investing activities	7	5	(3)

Net cash used for investing activities	(8,667)	(15,410)	(14,057)

Cash Flows from Financing Activities
Net change in deposits from banking clients	10,264	11,328	14,979
Issuance of long-term debt	—	701	747
Repayment of long-term debt	(116)	(205)	(80)
Net proceeds from common stock offering	—	543	—
Dividends paid	(295)	(288)	(279)
Proceeds from stock options exercised and other	96	35	53
Other financing activities	2	(5)	(1)

Net cash provided by financing activities	9,951	12,109	15,419

Increase (Decrease) in Cash and Cash Equivalents	3,748	(3,310)	2,799
Cash and Cash Equivalents at Beginning of Year	4,931	8,241	5,442

Cash and Cash Equivalents at End of Year	$8,679	$4,931	$8,241

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$168	$178	$173
Income taxes	$517	$327	$446
Non-cash investing activities:
Common stock issued and equity awards assumed for business acquisitions (See note “3 - Business Acquisitions”)	$714	$106	$—
Securities purchased during the year but settled after year end	$58	$—	$1,267
Non-cash financing activity:
Transfer of trust related balances to deposits from banking clients	$—	$442	$—

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Consolidated Statements of Stockholders’ Equity

(In Millions)

						Accumulated
	Common Stock		Additional Paid-In	Retained	Treasury Stock,	Other Comprehensive Income
	Shares	Amount	Capital	Earnings	at cost	(Loss)	Total
Balance at December 31, 2008	1,392	$14	$2,214	$6,735	$(4,349)	$(553)	$4,061

Comprehensive income:
Net income	—	—	—	787	—	—	787
Other comprehensive income, net of tax:
Net unrealized gain on securities available for sale	—	—	—	—	—	362	362

Total comprehensive income							1,149
Dividends declared on common stock	—	—	—	(279)	—	—	(279)
Stock option exercises and other	—	—	—	—	52	—	52
Stock-based compensation and related tax effects	—	—	80	—	—	—	80
Other	—	—	4	—	6	—	10

Balance at December 31, 2009	1,392	14	2,298	7,243	(4,291)	(191)	5,073

Comprehensive income:
Net income	—	—	—	454	—	—	454
Other comprehensive income, net of tax:
Net unrealized gain on securities available for sale	—	—	—	—	—	208	208
Net unrealized loss on cash flow hedging instruments	—	—	—	—	—	(1)	(1)

Total comprehensive income							661
Issuance of common stock	30	—	543	—	—	—	543
Issuance of common stock for business acquisition	7	—	106	—	—	—	106
Dividends declared on common stock	—	—	—	(288)	—	—	(288)
Stock option exercises and other	—	—	(4)	—	39	—	35
Stock-based compensation and related tax effects	—	—	87	—	—	—	87
Other	—	—	4	—	5	—	9

Balance at December 31, 2010	1,429	14	3,034	7,409	(4,247)	16	6,226

Comprehensive income:
Net income	—	—	—	864	—	—	864
Other comprehensive income, net of tax:
Net unrealized loss on securities available for sale	—	—	—	—	—	(7)	(7)
Foreign currency translation adjustment	—	—	—	—	—	(1)	(1)

Total comprehensive income							856
Issuance of common stock for business acquisition	59	1	713	—	—	—	714
Dividends declared on common stock	—	—	—	(295)	—	—	(295)
Stock option exercises and other	—	—	(24)	—	122	—	98
Stock-based compensation and related tax effects	—	—	99	—	—	—	99
Other	—	—	4	—	12	—	16

Balance at December 31, 2011	1,488	$15	$3,826	$7,978	$(4,113)	$8	$7,714

See Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

1.     Introduction and Basis of Presentation

The Charles Schwab Corporation (CSC) is a savings and loan holding company engaged, through its subsidiaries, in securities brokerage, banking, and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with over 300 domestic branch offices in 45 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, U.K. In addition, Schwab serves clients in Hong Kong through one of CSC’s subsidiaries. Other subsidiaries include Charles Schwab Bank (Schwab Bank), a federal savings bank, and Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab’s proprietary mutual funds, which are referred to as the Schwab Funds®, and for Schwab’s exchange-traded funds, which are referred to as the Schwab ETFsTM.

The accompanying consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). Intercompany balances and transactions have been eliminated. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make certain estimates and assumptions that affect the reported amounts in the accompanying financial statements. Certain estimates relate to other-than-temporary impairment of securities available for sale and securities held to maturity, valuation of goodwill, allowance for loan losses, and legal reserves. Actual results may differ from those estimates. Certain prior-period amounts have been reclassified to conform to the current period presentation.

2.     Summary of Significant Accounting Policies

Asset management and administration fees, which include mutual fund service fees and fees for other asset-based financial services provided to individual and institutional clients, are recognized as revenue over the period that the related service is provided, based upon average asset balances. The Company earns mutual fund service fees for shareholder services, administration, investment management services, and transfer agent services (through July 2009) provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. These fees are based upon the daily balances of client assets invested in these funds. The Company also earns asset management fees for advice solutions, which include advisory and managed account services that are based on the daily balances of client assets subject to the specific fee for service. The fair values of client assets included in proprietary and third-party mutual funds are based on quoted market prices and other observable market data. Other asset management and administration fees include various asset based fees, such as trust fees, 401k record keeping fees, and mutual fund clearing and other fees.

In 2011, 2010 and 2009, the Company waived a portion of its asset management fees earned from certain Schwab-sponsored money market mutual funds in order to provide a positive return to clients. Under agreements with these funds, the Company may recover such fee waivers depending on the future performance of the funds and approval by the boards of the respective funds until the third anniversary of the end of the fiscal year in which such fee waiver occurs, subject to certain limitations. Recoveries of previously-waived asset management fees are recognized as revenue when substantially all uncertainties about timing and amount of realization are resolved. Amounts recognized in revenue for recoveries of previously-waived asset management fees were not material in 2011, 2010 or 2009.

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

Cash and investments segregated and on deposit for regulatory purposes include securities purchased under agreements to resell (resale agreements), which are collateralized by United States (U.S.) Government and agency securities. Resale agreements are accounted for as collateralized investing transactions that are recorded at their contractual amounts plus accrued interest. The Company obtains control of collateral with a market value equal to or in excess of the principal amount loaned and accrued interest under resale agreements. Collateral is valued daily by the Company, with additional collateral obtained to ensure full collateralization. Cash and investments segregated also include certificates of deposit and U.S. Government securities, as well as corporate debt securities guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program. Certificates of deposit, U.S. Government securities, and corporate debt securities are recorded at fair value.

Receivables from brokerage clients include margin loans to clients and are recorded net of an allowance for doubtful accounts. Receivables from brokerage clients that remain unsecured or partially secured for more than 30 days are fully reserved.

Other securities owned include Schwab Funds® money market funds, certificates of deposit, equity and bond mutual funds, state and municipal debt obligations, equity securities, U.S. Government and corporate debt, and other securities recorded at fair value based on quoted market prices. Unrealized gains and losses are included in trading revenue.

Securities available for sale and securities held to maturity: Securities available for sale include U.S. agency and non-agency residential mortgage-backed securities, certificates of deposit, corporate debt securities, U.S. agency notes, and asset-backed and other securities. Securities available for sale are recorded at fair value and unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss) included in stockholders’ equity. Securities held to maturity include U.S. agency residential mortgage-backed securities and other securities. Securities held to maturity are recorded at amortized cost based on the Company’s positive intent and ability to hold these securities to maturity. Realized gains and losses from sales of securities available for sale are determined on a specific identification basis and are included in other revenue.

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Securities borrowed and securities loaned: Securities borrowed require the Company to deliver cash to the lender in exchange for securities and are included in receivables from brokers, dealers, and clearing organizations. For securities loaned, the Company receives collateral in the form of cash in an amount equal to or greater than the market value of securities loaned. Securities loaned are included in payables to brokers, dealers, and clearing organizations. The Company monitors the market value of securities borrowed and loaned, with additional collateral obtained or refunded to ensure full collateralization. Fees received or paid are recorded in interest revenue or interest expense.

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

The process to establish an allowance for loan losses utilizes loan-level statistical models that estimate prepayments, defaults, and probable losses for the loan segments based on predicted behavior of individual loans within the segments. The methodology considers the effects of borrower behavior and a variety of factors including, but not limited to, interest rates, housing price movements as measured by a housing price index, economic conditions, estimated defaults and foreclosures measured by historical and expected delinquencies, changes in prepayment speeds, loan-to-value ratios, past loss experience, estimates of future loss severities, borrower credit risk measured by Fair Isaac Corporation (FICO) scores, and the adequacy of collateral. The methodology also evaluates concentrations in the loan segments including loan products, year of origination, geographical distribution of collateral, and the portion of borrowers who have other client relationships with the Company.

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

Loans held for sale include fixed-rate and adjustable-rate residential first-mortgage loans intended for sale. Loans held for sale are recorded at the lower of cost or fair value. The fair value of loans held for sale is estimated using quoted market prices for securities backed by similar types of loans.

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

Goodwill represents the fair value of acquired businesses in excess of the fair value of the individually identified net assets acquired. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. In testing for a potential impairment of goodwill, management estimates the fair value of each of the Company’s reporting units (defined as the Company’s businesses for which financial information is available and reviewed regularly by management), and compares it to their carrying value. If the estimated fair value of a reporting unit is less than its carrying value, management is required to estimate the fair value of all assets and liabilities of the reporting unit, including goodwill. If the carrying value of the reporting unit’s goodwill is greater than the estimated fair value, an impairment charge is recognized for the excess. The Company’s annual impairment testing date is April 1st. The Company did not recognize any goodwill impairment in 2011, 2010, or 2009.

Intangible assets include customer relationships, technology, tradenames, and other intangible assets and are recorded at fair value. The Company utilizes independent third-party valuation specialists to determine the fair value of intangible assets acquired in a business combination, and does not have any internally generated intangible assets. Subsequently, intangible assets are amortized over their useful lives in a manner that best reflects their economic benefit. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company does not have any indefinite-lived intangible assets.

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

3.     Business Acquisitions

optionsXpress Holdings, Inc.

On September 1, 2011, the Company completed its acquisition of all of the outstanding common shares of optionsXpress Holdings, Inc. (optionsXpress) for total consideration of $714 million. optionsXpress is an online brokerage firm primarily focused on equity option securities and futures. The optionsXpress® brokerage platform provides active investors and traders trading tools, analytics and education to execute a variety of investment strategies. The combination of optionsXpress and Schwab offers active investors an additional level of service and platform capabilities.

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

The results of optionsXpress’ operations have been included in the Company’s consolidated statement of income for the year ended December 31, 2011, from the date of acquisition. optionsXpress’ net revenues were $68 million and their net loss was not material for the period September 1, 2011 through December 31, 2011.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table summarizes the preliminary allocation of the purchase price to the net assets of optionsXpress as of September 1, 2011:

Fair value of common stock issued	$710
Fair value of equity awards assumed	4

Total consideration paid (1)	$714

Fair value of net assets acquired	$207

Preliminary goodwill	$507

(1)	Represents a non-cash investing activity.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date. The allocation of the purchase price is preliminary and subject to further adjustment as information relative to closing date fair values and related tax balances are finalized.

September 1, 2011
Assets
Cash and cash equivalents	$84
Cash and investments segregated and on deposit for regulatory purposes	1,074
Receivables from brokers, dealers, and clearing organizations	40
Receivables from brokerage clients	185
Other securities owned - at fair value	32
Intangible assets	285
Other assets	24

Total assets acquired (1)	$1,724

Liabilities
Payables to brokerage clients	$1,221
Deferred tax liability	95
Long-term debt (2)	110
Accrued expenses and other liabilities	91

Total liabilities assumed (1)	$1,517

Net assets acquired	$207

(1)	All assets and liabilities, except for cash and cash equivalents, represent non-cash investing activities.
(2)	The Company paid off long-term debt acquired from optionsXpress subsequent to the date of acquisition in September 2011.

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Pro Forma Financial Information (Unaudited)

The following table presents unaudited pro forma financial information as if optionsXpress had been acquired on January 1, 2009. Pro forma net income for the year ended December 31, 2011, was adjusted to exclude $16 million, after tax, of acquisition related costs incurred by the Company in 2011. Pro forma net income for the year ended December 31, 2009, was adjusted to include these costs. Additionally, pro forma net income below excludes $15 million, before tax, of acquisition related costs because these costs were incurred by optionsXpress prior to the acquisition date. Pro forma net income also reflects the impact of amortizing purchase accounting adjustments relating to intangible assets, net of tax, of $20 million, $22 million, and $24 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

Year Ended December 31,	2011	2010	2009
Net revenues	$4,857	$4,479	$4,426
Net income	$896	$481	$804
Basic EPS	$.71	$.39	$.66
Diluted EPS	$.71	$.38	$.66

The unaudited pro forma financial information above is presented for illustrative purposes only and is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of 2009, nor is it indicative of the results of operations for future periods.

Windward Investment Management, Inc.

On November 9, 2010, the Company completed its acquisition of substantially all of the assets of Windward Investment Management, Inc. (Windward) for $106 million in common stock and $44 million in cash. Windward was an investment advisory firm that managed diversified investment portfolios comprised primarily of exchange-traded fund securities. As a result of the acquisition, Windhaven Investment Management, Inc. was formed as a wholly-owned subsidiary of Schwab Holdings, Inc.

The Company’s consolidated financial statements include the net assets and results of operations associated with this acquisition from November 9, 2010. Pro forma financial information for the business acquired from Windward is not presented as it is not material to the Company’s consolidated financial statements. As a result of a fair value allocation, the Company recorded goodwill of $103 million and intangible assets of $47 million, both of which are deductible for tax purposes over a period of 15 years. The intangible assets, which primarily relate to customer relationships and technology, are being amortized on a straight-line basis over 11 years and 9 years, respectively. The goodwill was allocated to the Investor Services and Institutional Services segments in the amounts of $30 million and $73 million, respectively.

In connection with the acquisition, the Company established employee retention and incentive programs that provide for cash payments up to an aggregate $100 million. These payments are contingent upon the employees’ continued employment and achievement of certain assets under management thresholds prior to specified time periods concluding 102 months (the Service Period) following the acquisition, with payments due at intervals throughout the period if earned. These payments will be recorded as compensation expense if such payments are deemed probable, and will be recognized over the Service Period. The estimated liability under this program was not material at December 31, 2011 or 2010.

4.     Receivables from Brokerage Clients

Receivables from brokerage clients are recorded net of an allowance for doubtful accounts. The allowance for doubtful accounts was not material at December 31, 2011 or 2010. Receivables from brokerage clients consist primarily of margin loans to brokerage clients of $10.2 billion and $10.3 billion at December 31, 2011 and 2010, respectively. Securities owned by brokerage clients are held as collateral for margin loans. Such collateral is not reflected in the consolidated financial statements. The average yield earned on margin loans was 4.39% and 4.87% in 2011 and 2010, respectively.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

5.     Other Securities Owned

A summary of other securities owned is as follows:

December 31,	2011	2010
Schwab Funds® money market funds	$332	$172
Equity and bond mutual funds	183	99
State and municipal debt obligations	46	47
Equity, U.S. Government and corporate debt, and other securities	32	19

Total other securities owned (1)	$593	$337

(1)	Securities pledged were not material at December 31, 2011 or 2010.

The Company’s positions in Schwab Funds® money market funds arise from certain overnight funding of clients’ redemption, check-writing, and debit card activities. Equity and bond mutual funds include mutual fund investments held at CSC, investments made by the Company relating to its deferred compensation plan, and inventory maintained to facilitate certain Schwab Funds and third-party mutual fund clients’ transactions. State and municipal debt obligations, equity, U.S. Government and corporate debt, and other securities include securities held to meet clients’ trading activities.

Securities sold, but not yet purchased were not material at December 31, 2011 or 2010, and are recorded at fair value in accrued expenses and other liabilities.

6.     Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$20,666	$269	$14	$20,921
Non-agency residential mortgage-backed securities	1,130	—	223	907
Certificates of deposit	3,623	2	3	3,622
Corporate debt securities	3,592	5	26	3,571
U.S. agency notes	1,795	5	—	1,800
Asset-backed and other securities	3,144	7	7	3,144

Total securities available for sale	$33,950	$288	$273	$33,965

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$14,770	$430	$2	$15,198
Other securities	338	3	—	341

Total securities held to maturity	$15,108	$433	$2	$15,539

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$12,879	$222	$3	$13,098
Non-agency residential mortgage-backed securities	1,701	3	234	1,470
Certificates of deposit	1,874	1	—	1,875
Corporate debt securities	2,261	8	1	2,268
U.S. agency notes	2,757	23	—	2,780
Asset-backed securities	2,495	9	2	2,502

Total securities available for sale	$23,967	$266	$240	$23,993

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$16,722	$209	$137	$16,794
Other securities	1,040	14	—	1,054

Total securities held to maturity	$17,762	$223	$137	$17,848

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than		12 months
	12 months		or longer		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency residential mortgage-backed securities	$5,551	$14	$—	$—	$5,551	$14
Non-agency residential mortgage-backed securities	121	8	746	215	867	223
Certificates of deposit	2,158	3	—	—	2,158	3
Corporate debt securities	1,888	26	—	—	1,888	26
Asset-backed and other securities	1,376	6	152	1	1,528	7

Total	$11,094	$57	$898	$216	$11,992	$273

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$384	$2	$—	$—	$384	$2

Total	$384	$2	$—	$—	$384	$2

Total securities with unrealized losses (1)	$11,478	$59	$898	$216	$12,376	$275

(1)	The number of investment positions with unrealized losses totaled 296 for securities available for sale and 3 for securities held to maturity.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

	Less than		12 months
	12 months		or longer		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency residential mortgage-backed securities	$707	$3	$—	$—	$707	$3
Non-agency residential mortgage-backed securities	—	—	1,207	234	1,207	234
Corporate debt securities	549	1	—	—	549	1
Asset-backed securities	873	2	—	—	873	2

Total	$2,129	$6	$1,207	$234	$3,336	$240

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$6,880	$137	$—	$—	$6,880	$137

Total	$6,880	$137	$—	$—	$6,880	$137

Total securities with unrealized losses (1)	$9,009	$143	$1,207	$234	$10,216	$377

(1)	The number of investment positions with unrealized losses totaled 178 for securities available for sale and 37 for securities held to maturity.

Unrealized losses in securities available for sale of $273 million as of December 31, 2011, were concentrated in non-agency residential mortgage-backed securities. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined as loans to borrowers with a Fair Isaac & Company credit score of 620 or higher at origination), and “Alt-A” (defined as Prime loans with reduced documentation at origination). At December 31, 2011, the amortized cost and fair value of Alt-A residential mortgage-backed securities were $390 million and $279 million, respectively.

Management evaluates whether securities available for sale and securities held to maturity are other-than-temporarily impaired (OTTI) on a quarterly basis as described in note “2 – Summary of Significant Accounting Policies.”

Certain Alt-A and Prime residential mortgage-backed securities experienced continued credit deterioration in 2011, including increased payment delinquency rates and losses on foreclosures of underlying mortgages. Based on the Company’s cash flow projections, management determined that it does not expect to recover all of the amortized cost of these securities and therefore determined that these securities were OTTI. The Company employs a buy and hold strategy relative to its mortgage-related securities, and does not intend to sell these securities and it will not be required to sell these securities before anticipated recovery of the unrealized losses on these securities. Further, the Company has an adequate liquidity position at December 31, 2011, with cash and cash equivalents totaling $8.7 billion, a loan-to-deposit ratio of 16%, adequate access to short-term borrowing facilities and regulatory capital ratios in excess of “well capitalized” levels. Because the Company does not intend to sell these securities and it is not “more likely than not” that the Company will be required to sell these securities, the Company recognized an impairment charge equal to the securities’ expected credit losses of $31 million in 2011. The expected credit losses were measured as the difference between the present value of expected cash flows and the amortized cost of the securities. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional impairment charges.

Actual credit losses on the Company’s residential mortgage-backed securities were not material in 2011 or 2010. There were no actual credit losses on the Company’s residential mortgage-backed securities in 2009.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The following table is a rollforward of the amount of credit losses recognized in earnings for OTTI securities held by the Company during the period for which a portion of the impairment was recognized in other comprehensive income:

Year Ended December 31,	2011	2010	2009
Balance at beginning of year	$96	$60	$—
Credit losses recognized into current year earnings on debt securities for which an other-than-temporary impairment was not previously recognized	6	7	60
Credit losses recognized into current year earnings on debt securities for which an other-than-temporary impairment was previously recognized	25	29	—

Balance at the end of year	$127	$96	$60

The maturities of securities available for sale and securities held to maturity at December 31, 2011, are as follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Securities available for sale:
U.S. agency residential mortgage-backed securities (1)	$—	$2	$2,950	$17,969	$20,921
Non-agency residential mortgage-backed securities (1)	—	—	13	894	907
Certificates of deposit	1,897	1,725	—	—	3,622
Corporate debt securities	954	2,517	100	—	3,571
U.S. agency notes	—	1,800	—	—	1,800
Asset-backed and other securities	225	812	534	1,573	3,144

Total fair value	$3,076	$6,856	$3,597	$20,436	$33,965
Total amortized cost	$3,076	$6,871	$3,512	$20,491	$33,950

Securities held to maturity:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$2,581	$12,617	$15,198
Other securities	117	224	—	—	341

Total fair value	$117	$224	$2,581	$12,617	$15,539
Total amortized cost	$116	$222	$2,507	$12,263	$15,108

(1)

Residential mortgage-backed securities have been allocated to maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

Proceeds and gross realized gains (losses) from sales of securities available for sale are as follows:

Year Ended December 31,	2011	2010	2009
Proceeds	$500	$871	$107
Gross realized gains	$1	$1	$1
Gross realized losses	$—	$—	$(4)

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

7.     Loans to Banking Clients and Related Allowance for Loan Losses

The composition of loans to banking clients by loan segment is as follows:

December 31,	2011	2010
Residential real estate mortgages	$5,596	$4,695
Home equity lines of credit	3,509	3,500
Personal loans secured by securities	742	562
Other	19	21

Total loans to banking clients (1)	9,866	8,778
Allowance for loan losses	(54)	(53)

Total loans to banking clients – net	$9,812	$8,725

(1)	Loans are evaluated for impairment by loan segment.

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

In addition to the allowance for loan losses, the Company maintains a separate reserve for the losses inherent in unused commitments on its HELOC loans. This reserve is included in accrued expenses and other liabilities and was not material at December 31, 2011 or 2010.

Changes in the allowance for loan losses were as follows:

Year Ended	December 31, 2011
	Residential real estate mortgages	Home equity lines of credit	Total	December 31, 2010	December 31, 2009
Balance at beginning of year	$38	$15	$53	$45	$20
Charge-offs	(11)	(8)	(19)	(20)	(13)
Recoveries	1	1	2	1	—
Provision for loan losses	12	6	18	27	38

Balance at end of year	$40	$14	$54	$53	$45

Included in the loan portfolio are nonaccrual loans totaling $52 million and $51 million at December 31, 2011 and 2010, respectively. There were no loans accruing interest that were contractually 90 days or more past due at December 31, 2011 or 2010. The amount of interest revenue that would have been earned on nonaccrual loans, versus actual interest revenue recognized on these loans, was not material to the Company’s results of operations in 2011 or 2010. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $56 million and $54 million at December 31, 2011 and 2010, respectively. The Company considers loan modifications in which it makes an economic concession to a borrower experiencing financial difficulty to be a troubled debt restructuring. Troubled debt restructurings were not material at December 31, 2011 or 2010.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The delinquency aging analysis by loan class is as follows:

		30-59 days	60-89 days	Greater than	Total	Total
December 31, 2011	Current	past due	past due	90 days	past due	loans
Residential real estate mortgages:
Originated first mortgages	$5,380	$16	$2	$39	$57	$5,437
Purchased first mortgages	152	2	—	5	7	159
Home equity lines of credit	3,494	5	2	8	15	3,509
Personal loans secured by securities	741	1	—	—	1	742
Other	19	—	—	—	—	19

Total loans to banking clients	$9,786	$24	$4	$52	$80	$9,866

December 31, 2010
Residential real estate mortgages:
Originated first mortgages	$4,527	$18	$5	$38	$61	$4,588
Purchased first mortgages	100	2	1	4	7	107
Home equity lines of credit	3,489	5	2	4	11	3,500
Personal loans secured by securities	557	—	—	5	5	562
Other	21	—	—	—	—	21

Total loans to banking clients	$8,694	$25	$8	$51	$84	$8,778

In addition to monitoring the delinquency characteristics as presented in the aging analysis above, the Company monitors the credit quality of residential real estate mortgages and HELOCs by stratifying the portfolios by the year of origination, borrower FICO scores at origination, updated FICO scores, and loan-to-value ratios at origination (Origination LTV), as presented in the following tables. Borrowers’ FICO scores are provided by an independent third party credit reporting service and were last updated in December 2011. The Company monitors the credit quality of personal loans secured by securities by reviewing the fair value of collateral to ensure adequate collateralization of at least 100% of the principal amount of the loans. All of these personal loans were fully collateralized by securities with fair values in excess of borrowing amounts at December 31, 2011 and 2010.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

	Residential real estate mortgages
	Originated first mortgages	Purchased first mortgages	Total	Home equity lines of credit
December 31, 2011
Year of origination
Pre-2007	$291	$52	$343	$1,074
2007	278	8	286	232
2008	538	8	546	1,262
2009	553	10	563	412
2010	1,757	17	1,774	311
2011	2,020	64	2,084	218

Total	$5,437	$159	$5,596	$3,509

Origination FICO
< 620	$9	$2	$11	$—
620 - 679	108	19	127	24
680 - 739	1,030	43	1,073	667
> 740	4,290	95	4,385	2,818

Total	$5,437	$159	$5,596	$3,509

Updated FICO
< 620	$55	$7	$62	$49
620 - 679	162	11	173	112
680 - 739	831	44	875	520
> 740	4,389	97	4,486	2,828

Total	$5,437	$159	$5,596	$3,509

Origination LTV (1)
< 70%	$3,507	$91	$3,598	$2,378
71% - 89%	1,904	60	1,964	1,091
> 90%	26	8	34	40

Total	$5,437	$159	$5,596	$3,509

(1)

The computation of the Origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At December 31, 2011, $755 million of $3.5 billion in HELOCs were in a first lien position.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

	Residential real estate mortgages
	Originated first	Purchased first		Home equity
December 31, 2010	mortgages	mortgages	Total	lines of credit
Year of origination
Pre-2007	$352	$58	$410	$1,132
2007	384	9	393	245
2008	728	8	736	1,345
2009	884	12	896	466
2010	2,240	20	2,260	312

Total	$4,588	$107	$4,695	$3,500

Origination FICO
< 620	$9	$2	$11	$—
620 - 679	115	15	130	26
680 - 739	907	33	940	677
> 740	3,557	57	3,614	2,797

Total	$4,588	$107	$4,695	$3,500

Updated FICO
< 620	$63	$9	$72	$49
620 - 679	147	8	155	99
680 - 739	730	29	759	499
> 740	3,648	61	3,709	2,853

Total	$4,588	$107	$4,695	$3,500

Origination LTV (1)
< 70%	$2,911	$55	$2,966	$2,375
71% - 89%	1,659	51	1,710	1,092
> 90%	18	1	19	33

Total	$4,588	$107	$4,695	$3,500

(1)

The computation of the Origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At December 31, 2010, $742 million of $3.5 billion in HELOCs were in a first lien position.

8.     Equipment, Office Facilities, and Property

Equipment, office facilities, and property are detailed below:

December 31,	2011	2010
Software	$993	$902
Buildings	446	438
Information technology equipment	430	405
Leasehold improvements	307	282
Furniture and equipment	131	118
Telecommunications equipment	104	91
Land	59	57
Construction in progress	17	15

Total equipment, office facilities, and property	2,487	2,308
Accumulated depreciation and amortization	(1,802)	(1,684)

Total equipment, office facilities, and property – net	$685	$624

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

9.     Intangible Assets and Goodwill

The gross carrying value of intangible assets and accumulated amortization was:

	December 31, 2011			December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$245	$17	$228	$42	$2	$40
Technology	88	6	82	14	2	12
Trade name	15	1	14	—	—	—
Other	2	—	2	2	—	2

Total intangible assets	$350	$24	$326	$58	$4	$54

Amortization expense for intangible assets was $20 million in 2011 and not material in 2010 or 2009.

Estimated future annual amortization expense for intangible assets as of December 31, 2011 is as follows:

2012	$47
2013	$42
2014	$39
2015	$36
2016	$34
Thereafter	$128

The changes in the carrying amount of goodwill, as allocated to the Company’s reportable segments for purposes of testing goodwill for impairment going forward, are presented in the following table:

	Investor	Institutional
	Services	Services	Total
Balance at December 31, 2010	$446	$185	$631
Goodwill acquired during the period	507	23	530

Balance at December 31, 2011	$953	$208	$1,161

10.     Other Assets

The components of other assets are as follows:

December 31,	2011	2010
Accounts receivable (1)	$330	$320
Prepaid expenses	153	172
Interest and dividends receivable	142	134
Other investments	57	56
Deferred tax asset – net	27	170
Other	109	75

Total other assets	$818	$927

(1)	Accounts receivable includes accrued service fee income and a receivable from the Company’s loan servicer.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

11.     Deposits from Banking Clients

Deposits from banking clients consist of interest-bearing and noninterest-bearing deposits as follows:

December 31,	2011	2010
Interest-bearing deposits:
Deposits swept from brokerage accounts	$40,617	$30,980
Checking	10,765	9,890
Savings and other	8,997	9,241

Total interest-bearing deposits	60,379	50,111

Noninterest-bearing deposits	475	479

Total deposits from banking clients	$60,854	$50,590

Demand deposit overdrafts included as other loans within loans to banking clients were not material at December 31, 2011 or 2010.

In 2010, the Company entered into deposit account agreements with existing trust clients and accordingly transferred balances totaling $442 million from payables to brokerage clients and accrued expenses and other liabilities to noninterest-bearing deposits from banking clients.

12.     Payables to Brokers, Dealers, and Clearing Organizations

Payables to brokers, dealers, and clearing organizations include securities loaned of $852 million and $1.3 billion at December 31, 2011 and 2010, respectively. The cash collateral received from counterparties under securities lending transactions was equal to or greater than the market value of the securities loaned at December 31, 2011 and 2010.

13.     Payables to Brokerage Clients

The principal source of funding for Schwab’s margin lending is cash balances in brokerage client accounts, which are included in payables to brokerage clients. Cash balances in interest-bearing brokerage client accounts were $30.6 billion and $26.2 billion at December 31, 2011 and 2010, respectively. The average rate paid on cash balances in interest-bearing brokerage client accounts was 0.01% in 2011 and 2010.

14.     Borrowings

Long-term debt including unamortized debt discounts and premiums, where applicable, consists of the following:

December 31,	2011	2010
Senior Notes	$1,450	$1,449
Senior Medium-Term Notes, Series A	249	249
Junior Subordinated Notes	202	202
Finance lease obligation	100	106

Total long-term debt	$2,001	$2,006

CSC has a universal automatic shelf registration statement (Shelf Registration Statement) on file with the Securities and Exchange Commission (SEC), which enables CSC to issue debt, equity and other securities. This Shelf Registration Statement was filed in December 2011 to replace the prior Shelf Registration Statement, which expired in the same month.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The Senior Notes outstanding at December 31, 2011 have maturities ranging from 2014 to 2020 and fixed interest rates ranging from 4.45% to 4.950% with interest payable semi-annually. The Company issued $700 million of these Senior Notes in 2010 under the prior Shelf Registration Statement. These Senior Notes mature in 2020 and have a fixed interest rate of 4.45%.

The Senior Medium-Term Notes, Series A (Medium-Term Notes) outstanding at December 31, 2011, mature in 2017 and have a fixed interest rate of 6.375% with interest payable semi-annually. In 2010, $200 million of Medium-Term Notes matured.

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

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $100 million at December 31, 2011, is being reduced by a portion of the lease payments over the remaining lease term of 13 years.

Annual maturities on long-term debt outstanding at December 31, 2011, are as follows:

2012	$6
2013	6
2014	756
2015	7
2016	7
Thereafter	1,220

Total maturities	2,002
Unamortized discount, net	(1)

Total long-term debt	$2,001

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no borrowings of Commercial Paper Notes outstanding at December 31, 2011 or 2010.

CSC maintains an $800 million committed, unsecured credit facility with a group of 11 banks, which is scheduled to expire in June 2012. This facility replaced a similar facility that expired in June 2011. The funds under this facility are available for general corporate purposes, including repayment of the Commercial Paper Notes discussed above. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity. At December 31, 2011, the minimum level of stockholders’ equity required under this facility was $5.0 billion (CSC’s stockholders’ equity at December 31, 2011 was $7.7 billion). There were no borrowings outstanding under this facility at December 31, 2011 or 2010.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of six banks totaling $875 million at December 31, 2011. CSC has direct access to $750 million of these credit lines. There were no borrowings outstanding under these lines at December 31, 2011 or 2010.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured standby LOCs with eight banks in favor of the OCC aggregating $350 million at December 31, 2011. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At December 31, 2011, the aggregate face amount of these LOCs totaled $78 million. There were no funds drawn under any of these LOCs at December 31, 2011 or 2010.

15.     Commitments and Contingencies

Operating leases and other commitments: The Company has non-cancelable operating leases for office space and equipment. Future annual minimum rental commitments under these leases, net of contractual subleases, at December 31, 2011, are as follows:

	Operating
	Leases	Subleases	Net
2012	$116	$30	$86
2013	96	26	70
2014	83	24	59
2015	72	24	48
2016	64	24	40
Thereafter	139	18	121

Total	$570	$146	$424

Certain leases contain provisions for renewal options, purchase options, and rent escalations based on increases in certain costs incurred by the lessor. Rent expense was $187 million, $168 million, and $213 million in 2011, 2010, and 2009, respectively. Rent expense in 2009 included charges of $37 million relating to the Company’s cost reduction measures.

Purchase obligations: The Company has purchase obligations for services such as advertising and marketing, telecommunications, professional services, and hardware- and software-related agreements. At December 31, 2011, the Company has purchase obligations as follows:

2012	$118
2013	48
2014	33
2015	27
2016	6
Thereafter	1

Total	$233

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company partially satisfies the margin requirements by arranging unsecured standby LOCs, in favor of the clearing houses, which are issued by multiple banks. At December 31, 2011, the aggregate face amount of these LOCs totaled $350 million. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs in favor of these brokerage clients, which are issued by multiple banks. At December 31, 2011, the aggregate face amount of these LOCs totaled $78 million. There were no funds drawn under any of these LOCs at December 31, 2011.

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

The Company believes it has strong defenses in all significant matters currently pending and is contesting liability and any damages claimed. Nevertheless, some of these matters may result in adverse judgments or awards, including penalties, injunctions or other relief, and the Company may also determine to settle a matter because of the uncertainty and risks of litigation. Described below are certain matters in which there is a reasonable possibility that a material loss could be incurred or where the matter may otherwise be of significant interest to stockholders. With respect to all other pending matters, based on current information and consultation with counsel, it does not appear that the outcome of any such matter could be material to the financial condition, operating results or cash flows of the Company. However, predicting the outcome of a litigation or regulatory matter is inherently difficult, requiring significant judgment and evaluation of various factors, including the procedural status of the matter and any recent developments; prior experience and the experience of others in similar cases; available defenses, including potential opportunities to dispose of a case on the merits or procedural grounds before trial (e.g., motions to dismiss or for summary judgment); the progress of fact discovery; the opinions of counsel and experts regarding potential damages; potential opportunities for settlement and the status of any settlement discussions; and potential insurance coverage and indemnification. Often, as in the case of the Auction Rate Securities Regulatory Inquiries and Total Bond Market Fund Litigation matters described below, it is not possible to reasonably estimate potential liability, if any, or a range of potential liability until the matter is closer to resolution, or pending the outcome of key motions or appeals. Numerous issues may have to be developed, such as discovery of important factual matters and determination of threshold legal issues, which may include novel or unsettled questions of law. Reserves are established or adjusted or further disclosure and estimates of potential loss are provided as the matter progresses and more information becomes available.

Auction Rate Securities Regulatory Inquiries: Schwab has been responding to industry wide inquiries from federal and state regulators regarding sales of auction rate securities to clients who were unable to sell their holdings when the normal auction process for those securities froze unexpectedly in February 2008. On August 17, 2009, a civil complaint was filed against Schwab in New York state court by the Attorney General of the State of New York (NYAG) alleging material misrepresentations and omissions by Schwab regarding the risks of auction rate securities, and seeking restitution, disgorgement, penalties and other relief, including repurchase of securities held in client accounts. As reflected in a statement issued August 17, 2009, Schwab has responded that the allegations are without merit, and has been contesting all charges. By order dated October 24, 2011, the court granted Schwab’s motion to dismiss the complaint. On November 30, 2011, the NYAG filed notice of its intention to appeal the ruling.

Total Bond Market Fund Litigation: On August 28, 2008, a class action lawsuit was filed in the U.S. District Court for the Northern District of California on behalf of investors in the Schwab Total Bond Market Fund™ (Northstar lawsuit). The

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

lawsuit, which alleges violations of state law and federal securities law in connection with the fund’s investment policy, names Schwab Investments (registrant and issuer of the fund’s shares) and CSIM as defendants. Allegations include that the fund improperly deviated from its stated investment objectives by investing in collateralized mortgage obligations (CMOs) and investing more than 25% of fund assets in CMOs and mortgage-backed securities without obtaining a shareholder vote. Plaintiffs seek unspecified compensatory and rescission damages, unspecified equitable and injunctive relief, and costs and attorneys’ fees. Plaintiffs’ federal securities law claim and certain of plaintiffs’ state law claims were dismissed in proceedings before the court and following a successful petition by defendants to the Ninth Circuit Court of Appeals. On August 8, 2011, the court dismissed plaintiffs’ remaining claims with prejudice. Plaintiffs have appealed to the Ninth Circuit, where the case is currently pending.

A second class action lawsuit filed on September 3, 2010, in the U.S. District Court for the Northern District of California, which raised similar allegations on behalf of investors in the fund (Smit lawsuit), was dismissed with prejudice on April 19, 2011.

optionsXpress Merger Litigation: Between March 21, 2011 and April 6, 2011, ten purported class action lawsuits were filed by optionsXpress stockholders challenging the terms of the Company’s merger agreement to acquire optionsXpress. Named defendants included the Company, optionsXpress and members of its board of directors. Seven lawsuits were filed in the Circuit Court of Cook County, Illinois and consolidated in a single amended complaint on May 9, 2011 (Consolidated Illinois Action); and three lawsuits were filed in the Court of Chancery of the State of Delaware and consolidated in a single amended complaint on April 25, 2011 (Consolidated Delaware Action). On April 28, 2011, the Delaware court stayed the Consolidated Delaware Action in favor of the Consolidated Illinois Action.

On June 16, 2011, the Illinois court dismissed all claims against the Company with prejudice. On July 29, 2011, the parties entered into a settlement agreement under which the remaining defendants agreed to provide certain supplemental merger disclosures in exchange for full releases of all claims related to the merger, including all claims in the Consolidated Illinois Action and the Consolidated Delaware Action. Defendants also agreed not to oppose any fee application by plaintiffs’ counsel that did not exceed $650,000. The settlement received final approval from the Illinois court on December 7, 2011.

optionsXpress Regulatory Matters: The Company is in discussions with the Securities and Exchange Commission (SEC), the Chicago Board Options Exchange and FINRA to resolve several optionsXpress regulatory matters which predate the Company’s acquisition of optionsXpress. optionsXpress entities and individual employees have received Wells notices concerning potential violations of SEC Regulation SHO (short sale delivery rules) in connection with certain customer trading activities, and potential violations of the broker-dealer registration requirements in connection with an unregistered optionsXpress entity. The Company has recorded a contingent liability associated with these matters, which was not material at December 31, 2011.

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

16.     Financial Instruments Subject to Off-Balance Sheet Risk, Credit Risk, or Market Risk

Securities lending: The Company loans client securities temporarily to other brokers in connection with its securities lending activities and receives cash as collateral for the securities loaned. Increases in security prices may cause the fair value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities or provide additional cash collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company mitigates this risk by requiring credit approvals for counterparties, by monitoring the fair value of securities loaned, and requiring additional cash as collateral when necessary. The fair value of client securities pledged in securities lending transactions to other broker-dealers was $783 million and $1.2 billion at December 31, 2011 and 2010, respectively. Additionally, the Company borrows

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

securities from other broker-dealers to fulfill short sales by clients. The fair value of these borrowed securities was $44 million and $113 million at December 31, 2011 and 2010, respectively.

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

Margin lending: The Company provides margin loans to its clients which are collateralized by securities in their brokerage accounts and may be liable for the margin requirement of its client margin securities transactions. As clients write options or sell securities short, the Company may incur losses if the clients do not fulfill their obligations and the collateral in client accounts is not sufficient to fully cover losses which clients may incur from these strategies. To mitigate this risk, the Company monitors required margin levels and clients are required to deposit additional collateral, or reduce positions to meet minimum collateral requirements. Clients with margin loans have agreed to allow the Company to pledge collateralized securities in their brokerage accounts in accordance with federal regulations and was allowed, under such regulations, to pledge securities with a fair value of $14.7 billion and $15.0 billion at December 31, 2011 and 2010, respectively. The fair value of client securities pledged to fulfill the short sales of its clients was $1.2 billion and $1.4 billion at December 31, 2011 and 2010, respectively. The fair value of client securities pledged to fulfill the Company’s proprietary short sales, which resulted from facilitating clients’ dividend reinvestment elections, was $101 million and $99 million at December 31, 2011 and 2010, respectively. The Company has also pledged a portion of its securities owned in order to fulfill the short sales of clients and in connection with securities lending transactions to other broker-dealers. The fair value of these pledged securities was not material at December 31, 2011 or 2010. The Company may also pledge client securities to fulfill client margin requirements for open option contracts established with the OCC. The fair value of these pledged securities to the OCC was $1.3 billion and $1.2 billion at December 31, 2011 and 2010, respectively.

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

Resale and repurchase agreements: Schwab enters into collateralized resale agreements principally with other broker-dealers, which could result in losses in the event the counterparty fails to purchase the securities held as collateral for the cash advanced and the fair value of the securities declines. To mitigate this risk, Schwab requires that the counterparty deliver securities to a custodian, to be held as collateral, with a fair value in excess of the resale price. Schwab also sets standards for the credit quality of the counterparty, monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requires additional collateral where deemed appropriate. At December 31, 2011 and 2010, the fair value of collateral received in connection with resale agreements that are available to be repledged or sold was $18.3 billion and $13.0 billion, respectively. Schwab utilizes the collateral provided under repurchase agreements to meet obligations under broker-dealer client protection rules, which place limitations on its ability to access such segregated securities. For Schwab to repledge or sell this collateral, it would be required to deposit cash and/or securities of an equal amount into its segregated reserve bank accounts in order to meet its segregated cash and investment requirement.

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

The Company’s investments in corporate debt securities and commercial paper totaled $5.6 billion and $4.6 billion at December 31, 2011 and 2010, respectively, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, securities held to maturity, cash and investments segregated and on

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

deposit for regulatory purposes, cash and cash equivalents, and other securities owned. At December 31, 2011 and 2010, the Company held $867 million and $1.9 billion, respectively, of corporate debt securities issued by financial institutions and guaranteed under the FDIC Temporary Liquidity Guarantee Program.

The Company’s loans to banking clients include $5.6 billion and $4.7 billion of adjustable rate first lien residential real estate mortgage loans at December 31, 2011 and 2010, respectively. The Company’s adjustable rate mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. At December 31, 2011, approximately 60% of these mortgages consisted of loans with interest-only payment terms. At December 31, 2011, the interest rates on approximately 65% of these interest-only loans are not scheduled to reset for three or more years. The Company’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates. At December 31, 2011, 44% of the residential real estate mortgages and 50% of the HELOC balances were secured by properties which are located in California. At December 31, 2010, 42% of the residential real estate mortgages and 49% of the HELOC balances were secured by properties which are located in California.

The Company also has exposure to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. The fair value of U.S. Government and agency securities held as collateral for resale agreements totaled $18.3 billion and $13.0 billion at December 31, 2011 and 2010, respectively.

Commitments to extend credit: Schwab Bank enters into commitments to extend credit to banking clients primarily relating to mortgage lending. The credit risk associated with these commitments varies depending on the creditworthiness of the client and the value of any collateral expected to be held. Collateral requirements vary by type of loan. These commitments are legally binding agreements to lend to a client that generally have fixed expiration dates or other termination clauses, may require payment of a fee and are not secured by collateral until funds are advanced. Schwab Bank also has commitments to extend credit related to its clients’ unused HELOC. Total amounts outstanding for these commitments to extend credit were $5.8 billion and $6.1 billion at December 31, 2011 and 2010, respectively.

Forward sale and interest rate lock commitments: Schwab Bank’s loans held for sale portfolio consists of fixed-rate and adjustable-rate residential mortgage loans, which are subject to a loss in value when market interest rates rise. Schwab Bank uses forward sale commitments to manage this risk. These forward sale commitments have been designated as cash flow hedging instruments, and are recorded on the Company’s consolidated balance sheet at fair value with gains or losses recorded in other comprehensive income (loss). Amounts included in other comprehensive income (loss) are reclassified into earnings when the related loan is sold. At December 31, 2011 and 2010, the derivative asset and liability for these forward sale commitments were not material.

Additionally, Schwab Bank uses forward sale commitments to hedge interest rate lock commitments issued on mortgage loans that will be held for sale. Schwab Bank considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely based on changes in market interest rates. Any changes in fair value of the interest rate lock commitments are completely offset by changes in fair value of the related forward sale commitments. Schwab Bank had interest rate lock commitments on mortgage loans to be held for sale with principal balances totaling approximately $347 million and $628 million at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the derivative asset and liability for these interest rate lock commitments and the related forward sale commitments were not material.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

17.     Fair Values of Assets and Liabilities

Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurement accounting guidance describes the fair value hierarchy for disclosing assets and liabilities measured at fair value based on the inputs used to value them. The fair value hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are based on market pricing data obtained from sources independent of the Company. A quoted price in an active market provides the most reliable evidence of fair value and is generally used to measure fair value whenever available. Unobservable inputs reflect management’s judgment about the assumptions market participants would use in pricing the asset or liability. Where inputs used to measure fair value of an asset or liability are from different levels of the hierarchy, the asset or liability is categorized based on the lowest level input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input requires judgment. The fair value hierarchy includes three levels based on the objectivity of the inputs as follows:

•

Level 1 inputs are quoted prices in active markets as of the measurement date for identical assets or liabilities that the Company has the ability to access. This category includes active exchange-traded money market funds, mutual funds, options, and equity securities. The Company did not transfer any assets or liabilities between Level 1 and Level 2 during 2011 or 2010.

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

•

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company did not have any financial assets or liabilities utilizing Level 3 inputs as of December 31, 2011 or 2010.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Assets and Liabilities Recorded at Fair Value

The Company’s assets recorded at fair value include certain cash equivalents, investments segregated and on deposit for regulatory purposes, other securities owned, and securities available for sale. When available, the Company uses quoted prices in active markets to measure the fair value of assets. When quoted prices do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. The Company validates prices received from the pricing services using various methods, including comparison to prices received from additional pricing services, comparison to quoted market prices, where available, comparison to internal valuation models, and review of other relevant market data. The Company does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts. At December 31, 2011 and 2010, the Company did not adjust prices received from independent third-party pricing services. Liabilities recorded at fair value were not material, and therefore are not included in the following tables.

The following tables present the fair value hierarchy for assets measured at fair value:

December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Cash equivalents:
Money market funds	$8	$—	$—	$8
Commercial paper	—	814	—	814

Total cash equivalents	8	814	—	822
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	2,374	—	2,374
Corporate debt securities	—	767	—	767
U.S. Government securities	—	650	—	650

Total investments segregated and on deposit for regulatory purposes	—	3,791	—	3,791
Other securities owned:
Schwab Funds® money market funds	332	—	—	332
Equity and bond mutual funds	183	—	—	183
State and municipal debt obligations	—	46	—	46
Equity, U.S. Government and corporate debt, and other securities	12	20	—	32

Total other securities owned	527	66	—	593
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	20,921	—	20,921
Non-agency residential mortgage-backed securities	—	907	—	907
Certificates of deposit	—	3,622	—	3,622
Corporate debt securities	—	3,571	—	3,571
U.S. agency notes	—	1,800	—	1,800
Asset-backed and other securities	—	3,144	—	3,144

Total securities available for sale	—	33,965	—	33,965

Total	$535	$38,636	$—	$39,171

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

	Quoted Prices
	in Active Markets	Significant	Significant
	for Identical	Other Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
December 31, 2010	(Level 1)	(Level 2)	(Level 3)	Fair Value
Cash equivalents:
Money market funds	$988	$—	$—	$988
Commercial paper	—	242	—	242

Total cash equivalents	988	242	—	1,230
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	2,201	—	2,201
Corporate debt securities	—	1,704	—	1,704
U.S. Government securities	—	3,190	—	3,190

Total investments segregated and on deposit for regulatory purposes	—	7,095	—	7,095
Other securities owned:
Schwab Funds® money market funds	172	—	—	172
Equity and bond mutual funds	99	—	—	99
State and municipal debt obligations	—	47	—	47
Equity, U.S. Government and corporate debt, and other securities	1	18	—	19

Total other securities owned	272	65	—	337
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	13,098	—	13,098
Non-agency residential mortgage-backed securities	—	1,470	—	1,470
Certificates of deposit	—	1,875	—	1,875
Corporate debt securities	—	2,268	—	2,268
U.S. agency notes	—	2,780	—	2,780
Asset-backed securities	—	2,502	—	2,502

Total securities available for sale	—	23,993	—	23,993

Total	$1,260	$31,395	$—	$32,655

Fair Value of Assets and Liabilities Not Recorded at Fair Value

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of assets and liabilities not recorded at fair value are described below. There were no significant changes in these methodologies or assumptions during 2011.

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

Securities held to maturity include U.S. agency residential mortgage-backed and other securities. Securities held to maturity are recorded at amortized cost. The fair value of these securities is obtained using an independent third-party pricing service, as discussed above.

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

Loans held for sale include fixed-rate and adjustable-rate residential first-mortgage loans intended for sale. Loans held for sale are recorded at the lower of cost or fair value. The fair value of the Company’s loans held for sale is estimated using quoted market prices for securities backed by similar types of loans.

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

Firm commitments to extend credit: The Company extends credit to banking clients through HELOC and personal loans secured by securities. The Company considers the fair value of these unused commitments to be not material because the interest rate earned on these balances are based on the market interest rate indices and reset monthly. Future utilization of HELOC and personal loan commitments will earn a then-current market interest rate. The Company does not charge a fee to maintain a HELOC or personal loan.

The table below presents the Company’s fair value estimates for financial instruments, excluding short-term financial assets and liabilities, for which carrying amounts approximate fair value, and excluding financial instruments recorded at fair value.

December 31,	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Securities held to maturity	$15,108	$15,539	$17,762	$17,848
Loans to banking clients – net	$9,812	$9,671	$8,725	$8,469
Loans held for sale	$70	$73	$185	$194
Financial Liabilities:
Long-term debt	$2,001	$2,159	$2,006	$2,116

18.     Equity Offering

On January 26, 2010, the Company sold 29,670,300 shares of its common stock, $.01 par value, at a public offering price of $19.00 per share. Net proceeds received from the offering were $543 million and were used to support the Company’s balance sheet growth, including expansion of its deposit base and migration of certain client balances from money market funds into deposit accounts at Schwab Bank.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

19.     Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) represents cumulative gains and losses that are not reflected in earnings. The components of other comprehensive income (loss) are as follows:

Year Ended December 31,	2011			2010			2009
	Before	Tax	Net of	Before	Tax	Net of	Before	Tax	Net of
	tax	effect	tax	tax	effect	tax	tax	effect	tax
Securities available for sale:
Net unrealized (loss) gain arising during the year	$(43)	$16	$(27)	$300	$(115)	$185	$536	$(212)	$324
Reclassification of impairment charges included in earnings	31	(12)	19	36	(14)	22	60	(24)	36
Other reclassifications of net losses in earnings	1	—	1	1	—	1	3	(1)	2

Net unrealized (loss) gain on securities available for sale	(11)	4	(7)	337	(129)	208	599	(237)	362

Foreign currency translation adjustment	(1)	—	(1)	—	—	—	—	—	—

Net unrealized loss on cash flow hedging instruments	—	—	—	(1)	—	(1)	—	—	—

Other comprehensive (loss) income	$(12)	$4	$(8)	$336	$(129)	$207	$599	$(237)	$362

Accumulated other comprehensive income (loss) balances were as follows:

	Net unrealized gain (loss) on securities available for sale
	Portion of unrealized gain (loss) on Non-OTTI securities	Portion of unrealized loss on OTTI securities	Foreign currency translation adjustment	Net unrealized loss on cash flow hedging instruments	Total accumulated other comprehensive income (loss)
Balance at December 31, 2008	$(553)	$—	$—	$—	$(553)
Transfer to OTTI securities	149	(149)	—	—	—
Other net changes	327	35	—	—	362

Balance at December 31, 2009	(77)	(114)	—	—	(191)
Transfer to OTTI securities	21	(21)	—	—	—
Other net changes	144	64	—	(1)	207

Balance at December 31, 2010	88	(71)	—	(1)	16
Transfer to OTTI securities	8	(8)	—	—	—
Other net changes	—	(7)	(1)	—	(8)

Balance at December 31, 2011	$96	$(86)	$(1)	$(1)	$8

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

20.     Employee Incentive, Deferred Compensation, and Retirement Plans

A summary of the Company’s stock-based compensation and related income tax benefit is as follows:

Year Ended December 31,	2011	2010	2009
Stock option expense	$61	$53	$44
Restricted stock award expense	12	21	27
Restricted stock unit expense	23	10	1
Employee stock purchase plan expense	3	3	3

Total stock-based compensation expense	$99	$87	$75

Income tax benefit on stock-based compensation	$(37)	$(33)	$(29)

The Company issues shares for stock options and restricted stock awards from treasury stock. At December 31, 2011, the Company was authorized to grant up to 52 million common shares under its existing stock incentive plans.

As of December 31, 2011, there was $192 million of total unrecognized compensation cost, net of forfeitures, related to outstanding stock options, restricted stock awards, and restricted stock units, which is expected to be recognized through 2016 with a remaining weighted-average service period of 2.8 years.

Stock Option Plans

The Company’s stock incentive plans provide for granting options to employees, officers, and directors. Options are granted for the purchase of shares of common stock at an exercise price not less than market value on the date of grant, and expire within seven or ten years from the date of grant. Options generally vest annually over a three- to five-year period from the date of grant. Certain options were granted at an exercise price above the market value of common stock on the date of grant (i.e., premium-priced options).

The Company’s stock option activity is summarized below:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	60	$16.41
Granted	13	$13.07
Exercised	(8)	$12.03
Forfeited	(2)	$16.32
Expired	(5)	$17.21

Outstanding at December 31, 2011	58	$16.20	6.30	$4

Vested and expected to vest at December 31, 2011	54	$16.31	6.15	$4

Vested and exercisable at December 31, 2011	31	$17.53	4.24	$3

The aggregate intrinsic value in the table above represents the difference between CSC’s closing stock price and the exercise price of each in-the-money option on the last trading day of the period presented.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Information on stock options granted and exercised is presented below:

Year Ended December 31,	2011	2010	2009
Weighted-average fair value of options granted per share	$4.16	$5.36	$6.42
Cash received from options exercised	$96	$35	$53
Tax benefit realized on options exercised	$7	$5	$8
Aggregate intrinsic value of options exercised	$38	$17	$25

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

Year Ended December 31,	2011	2010	2009
Weighted-average expected dividend yield	.85%	.71%	.58%
Weighted-average expected volatility	36%	35%	52%
Weighted-average risk-free interest rate	2.1%	2.8%	3.0%
Expected life (in years)	0.0 – 6.3	3.0 – 5.9	1.4 – 5.3

Restricted Stock Plans

The Company’s stock incentive plans provide for granting restricted stock awards and restricted stock units to employees, officers, and directors. Restricted stock units are awards that entitle the holder to receive shares of CSC’s common stock following a vesting period.

Restricted stock awards and units are restricted from transfer or sale and generally vest annually over a three- to five-year period, but some vest based upon the Company achieving certain financial or other measures. The fair value of restricted stock awards and units is based on the market price of the Company’s stock on the date of grant. The grant date fair value is amortized to compensation expense on a straight-line basis over the requisite service period. The total fair value of the restricted stock awards and units that vested during each of the years 2011, 2010, and 2009 was $24 million, $27 million, and $28 million, respectively.

The Company’s restricted stock awards and units activity is summarized below:

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Units	Weighted- Average Grant Date Fair Value per Unit
Outstanding at December 31, 2010	1	$20.49	4	$16.04
Granted	—	$—	5	$11.94
Vested	(1)	$20.69	(1)	$16.28
Forfeited	—	$—	—	$—

Outstanding at December 31, 2011	—	$—	8	$13.23

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (ESPP), eligible employees can purchase shares of CSC’s common stock using amounts withheld through payroll deductions, subject to limitations. Payroll deductions are accumulated during six-month offering periods that start each year on February 1st and August 1st. Share purchases are made on the last trading day of each three-month purchase period within the offering period. The three-month purchase periods end on January 31st, April 30th, July 31st, and October 31st of each year. The purchase price for each share of common stock is 85% of the fair market value of the shares on the last trading day of the purchase period. At December 31, 2011, the Company had 45 million shares reserved for future issuance under the ESPP.

Other Deferred Compensation Plans

The Company sponsors deferred compensation plans for eligible officers and non-employee directors. The Company’s deferred compensation plan for officers permits participants to defer the receipt of certain cash compensation. The deferred compensation liability was $128 million and $139 million at December 31, 2011 and 2010, respectively. The Company’s deferred compensation plan for non-employee directors permits participants to defer receipt of all or a portion of their director fees and to receive either a grant of stock options, or upon ceasing to serve as a director, the number of shares of CSC’s common stock that would have resulted from investing the deferred fee amount into CSC’s common stock.

Retirement Plan

Upon completing three months of consecutive service, employees of the Company can participate in the Company’s qualified retirement plan, the SchwabPlan® Retirement Savings and Investment Plan. The Company may match certain employee contributions or make additional contributions to this plan at its discretion. The Company’s total contribution expense was $53 million, $50 million, and $49 million in 2011, 2010, and 2009, respectively.

21.    Money Market Mutual Fund Charges

In 2010, the Company decided to cover the net remaining losses recognized by Schwab money market mutual funds as a result of their investments in a single structured investment vehicle that defaulted in 2008 and recorded a charge of $132 million.

22.    Taxes on Income

The components of income tax expense are as follows:

Year Ended December 31,	2011	2010	2009
Current:
Federal	$424	$326	$400
State	52	50	73

Total current	476	376	473

Deferred:
Federal	44	(43)	12
State	8	(8)	4

Total deferred	52	(51)	16

Taxes on income	$528	$325	$489

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The temporary differences that created deferred tax assets and liabilities are detailed below:

December 31,	2011	2010
Deferred tax assets:
Employee compensation, severance, and benefits	$173	$124
Facilities lease commitments	37	44
State and local taxes	8	8
Reserves and allowances	40	104
Other	9	10

Total deferred tax assets	267	290

Deferred tax liabilities:
Capitalized internal-use software development costs	(42)	(34)
Depreciation and amortization	(162)	(45)
Deferred cancellation of debt income	(11)	(11)
Deferred loan costs	(20)	(20)
Unrealized gain on securities available for sale – net	(5)	(10)

Total deferred tax liabilities	(240)	(120)

Deferred tax asset – net	$27	$170

The Company determined that no material valuation allowance against deferred tax assets at December 31, 2011 and 2010 was necessary.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

Year Ended December 31,	2011	2010	2009
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.5	3.3	3.7
Non-deductible penalties (1)	—	2.7	—
Other	0.4	0.7	(0.4)

Effective income tax rate	37.9%	41.7%	38.3%

(1)	Amount reflects the impact of regulatory settlements relating to the Schwab YieldPlus Fund in 2010.

The Company’s unrecognized tax benefits, which are included in accrued expenses and other liabilities, represent the difference between positions taken on tax return filings and estimated potential tax settlement outcomes. Resolving these uncertain tax matters as of December 31, 2011, in the Company’s favor would reduce taxes on income by $9 million, net of the federal tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2011	2010
Balance at beginning of year	$11	$10
Additions for tax positions related to the current year	1	4
Additions for tax positions related to prior years	2	3
Reductions for tax positions related to prior years	—	(2)
Reductions due to lapse of statute of limitations	(1)	(3)
Reductions for settlements with tax authorities	—	(1)

Balance at end of year	$13	$11

The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense, which were not material in 2011, 2010, or 2009. The Company’s liability for estimated interest on unrecognized tax benefits was not material at December 31, 2011 or 2010.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Federal tax examinations for all years ending through December 31, 2007, have been completed. The years open to examination by state and local governments vary by jurisdiction.

23.    Earnings Per Share

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

Year Ended December 31,	2011	2010	2009
Net income available to common stockholders (1)	$864	$454	$787

Weighted-average common shares outstanding — basic	1,227	1,191	1,156
Common stock equivalent shares related to stock incentive plans	2	3	4

Weighted-average common shares outstanding — diluted (2)	1,229	1,194	1,160

Basic EPS	$.70	$.38	$.68
Diluted EPS	$.70	$.38	$.68

(1)	Net income available to participating securities (unvested restricted shares) was not material in 2011, 2010, or 2009.

(2)	Antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS were 63 million, 52 million, and 53 million shares in 2011, 2010, and 2009, respectively.

24.    Regulatory Requirements

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution subsidiary, is a federal savings bank. Prior to July 21, 2011, CSC and Schwab Bank were both subject to supervision and regulation by the Office of Thrift Supervision (OTS). The “Dodd-Frank Wall Street Reform and Consumer Protection Act” legislation (Dodd-Frank Act) eliminated the OTS effective July 21, 2011. As a result, the Board of Governors of the Federal Reserve System (Federal Reserve) became CSC’s primary regulator and the Office of the Comptroller of the Currency became the primary regulator of Schwab Bank. Effective July 21, 2011, CSC is required by the Dodd-Frank Act to serve as a source of strength for Schwab Bank. While under the OTS, CSC was required to have a “prudential level of capital” to support CSC’s risk profile. The OTS did not historically subject savings and loan holding companies, such as CSC, to consolidated regulatory capital requirements. However, under the Dodd-Frank Act, CSC will be subject to new minimum leverage and minimum risk-based capital ratio requirements that will be set by the Federal Reserve that are at least as stringent as the requirements generally applicable to insured depository institutions as of July 21, 2011.

Schwab Bank is subject to regulation and supervision and to various requirements and restrictions under federal and state laws, including regulatory capital guidelines. Among other things, these requirements also govern transactions with CSC and its non-depository institution subsidiaries, including loans and other extensions of credit, investments and asset purchases, dividends and investments. The federal banking agencies have broad powers to enforce these regulations, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Under the Federal Deposit Insurance Act, Schwab Bank could be subject to restrictive actions if it were to fall within one of the lowest three of five capital categories. Schwab Bank is required to maintain minimum capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. At December 31, 2011, CSC and Schwab Bank met the capital level requirements.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

The regulatory capital and ratios for Schwab Bank are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$4,984	23.4%	$850	4.0%	$1,276	6.0%
Total Risk-Based Capital	$5,036	23.7%	$1,701	8.0%	$2,126	10.0%
Tier 1 Core Capital	$4,984	7.5%	$2,642	4.0%	$3,302	5.0%
Tangible Equity	$4,984	7.5%	$1,321	2.0%	N/A

December 31, 2010
Tier 1 Risk-Based Capital	$4,157	23.7%	$702	4.0%	$1,053	6.0%
Total Risk-Based Capital	$4,209	24.0%	$1,404	8.0%	$1,755	10.0%
Tier 1 Core Capital	$4,157	7.6%	$2,195	4.0%	$2,744	5.0%
Tangible Equity	$4,157	7.6%	$1,098	2.0%	N/A

N/A Not applicable.

Based on its regulatory capital ratios at December 31, 2011 and 2010, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events since December 31, 2011, that management believes have changed Schwab Bank’s capital category.

The Federal Reserve requires Schwab Bank to maintain reserve balances at the Federal Reserve Bank based on certain deposit levels. Schwab Bank’s average reserve requirement was $1.1 billion and $918 million in 2011 and 2010, respectively.

CSC’s principal U.S. broker-dealers are Schwab and optionsXpress, Inc. optionsXpress, Inc. is a wholly-owned subsidiary of optionsXpress. Schwab and optionsXpress, Inc. are both subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule). Schwab and optionsXpress, Inc. compute net capital under the alternative method permitted by the Uniform Net Capital Rule. This method requires the maintenance of minimum net capital, as defined, of the greater of 2% of aggregate debit balances arising from client transactions or a minimum dollar requirement ($250,000 for Schwab), which is based on the type of business conducted by the broker-dealer. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends, or make any unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement.

optionsXpress, Inc. is also subject to Commodity Futures Trading Commission Regulation 1.17 (Reg. 1.17) under the Commodity Exchange Act, which also requires the maintenance of minimum net capital. optionsXpress, Inc., as a futures commission merchant, is required to maintain minimum net capital equal to the greater of its net capital requirement under Reg. 1.17 ($1 million), or the sum of 8% of the total risk margin requirements for all positions carried in client accounts and 8% of the total risk margin requirements for all positions carried in non-client accounts (as defined in Reg. 1.17).

Net capital and net capital requirements for Schwab and optionsXpress, Inc. at December 31, 2011, are as follows:

	Net Capital	% of Aggregate Debit Balances	Minimum Net Capital Required	2% of Aggregate Debit Balances	Net Capital in Excess of Required Net Capital	Net Capital in Excess of 5% of Aggregate Debit Balances
Schwab	$1,188	10%	$0.250	$240	$948	$588
optionsXpress, Inc.	$78	29%	$1	$5	$73	$65

Schwab and optionsXpress, Inc. are also subject to Rule 15c3-3 under the Securities Exchange Act of 1934 and/or other applicable regulations, which require them to maintain cash or qualified securities in a segregated reserve account for the

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

exclusive benefit of clients. In accordance with Rule 15c3-3, Schwab and optionsXpress, Inc. had portions of their cash and investments segregated for the exclusive benefit of clients at December 31, 2011. Amounts included in cash and investments segregated and on deposit for regulatory purposes represent actual balances on deposit, whereas cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2011 for Schwab and optionsXpress, Inc. totaled $26.3 billion. On January 4, 2012, Schwab and optionsXpress, Inc. deposited a net amount of $1.1 billion of excess segregated cash into their segregated reserve bank accounts. Cash and investments required to be segregated and on deposit for regulatory purposes at December 31, 2010 for Schwab was $22.0 billion. On January 4, 2011, Schwab withdrew a net amount of $194 million of excess segregated cash from its segregated reserve bank accounts.

25.    Segment Information

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

The Investor Services segment provides retail brokerage and banking services to individual investors. The Institutional Services segment provides custodial, trading, and support services to independent investment advisors. The Institutional Services segment also provides retirement plan services, specialty brokerage services, and mutual fund clearing services, and supports the availability of Schwab proprietary mutual funds and collective trust funds on third-party platforms. Banking revenues and expenses are allocated to the Company’s two segments based on which segment services the client.

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

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Financial information for the Company’s reportable segments is presented in the following table:

	Investor Services			Institutional Services			Unallocated			Total
Year Ended December 31,	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
Net Revenues
Asset management and administration fees	$1,053	$976	$968	$875	$846	$907	$—	$—	$—	$1,928	$1,822	$1,875
Net interest revenue	1,468	1,297	1,058	257	227	187	—	—	—	1,725	1,524	1,245
Trading revenue	625	557	679	302	273	317	—	—	—	927	830	996
Other	85	70	93	75	65	82	—	—	—	160	135	175
Provision for loan losses	(15)	(23)	(34)	(3)	(4)	(4)	—	—	—	(18)	(27)	(38)
Net impairment losses on securities	(27)	(32)	(54)	(4)	(4)	(6)	—	—	—	(31)	(36)	(60)

Total net revenues	3,189	2,845	2,710	1,502	1,403	1,483	—	—	—	4,691	4,248	4,193

Expenses Excluding Interest (1)	2,261	2,065	1,906	1,039	960	929	(1)	444	82	3,299	3,469	2,917

Income before taxes on income	$928	$780	$804	$463	$443	$554	$1	$(444)	$(82)	$1,392	$779	$1,276

Taxes on income										(528)	(325)	(489)

Net Income										$864	$454	$787

Capital expenditures	$120	$91	$95	$70	$36	$44	$—	$—	$—	$190	$127	$139
Depreciation and amortization	$108	$93	$100	$47	$52	$59	$—	$1	$—	$155	$146	$159

(1)	Unallocated amount primarily includes class action litigation and regulatory reserves of $320 million and money market mutual fund charges of $132 million in 2010, and facilities and severance charges relating to the Company’s cost reduction measures in 2009.

Fees received from Schwab’s proprietary mutual funds represented approximately 10%, 14%, and 23% of the Company’s net revenues in 2011, 2010, and 2009, respectively. Except for Schwab’s proprietary mutual funds, which are considered a single client for purposes of this computation, no single client accounted for more than 10% of the Company’s net revenues in 2011, 2010, or 2009. Substantially all of the Company’s revenues and assets are generated or located in the U.S. The percentage of Schwab’s total client accounts located in California was approximately 23% at December 31, 2011, 2010, and 2009.

26.    Subsequent Event

On January 26, 2012, the Company issued and sold 400,000 shares of fixed-to-floating rate non-cumulative perpetual preferred stock, Series A, $0.01 par value, with a liquidation preference of $1,000 per share (Series A Preferred Stock). The Series A Preferred Stock has a fixed dividend rate of 7% until 2022 and a floating rate thereafter. Net proceeds received from the sale were $394 million and are being used for general corporate purposes, including, without limitation, to support the Company’s balance sheet growth and the potential migration of certain client cash balances to deposit accounts at Schwab Bank.

Under the terms of the Series A Preferred Stock issued in January 2012, the Company’s ability to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock is subject to restrictions in the event that the Company does not declare and either pay or set aside a sum sufficient for payment of dividends on the Series A Preferred Stock for the immediately preceding dividend period.

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

27.    The Charles Schwab Corporation – Parent Company Only Financial Statements

Condensed Statements of Income

Year Ended December 31,	2011	2010	2009
Interest revenue	$4	$3	$8
Interest expense	(103)	(86)	(66)

Net interest revenue	(99)	(83)	(58)
Other revenues	8	6	33
Expenses excluding interest	(30)	(18)	(15)

Loss before income tax benefit and equity in net income of subsidiaries	(121)	(95)	(40)
Income tax benefit	43	36	16

Loss before equity in net income of subsidiaries	(78)	(59)	(24)
Equity in net income of subsidiaries:
Equity in undistributed net income of subsidiaries	600	478	228
Dividends from bank subsidiary	150	—	—
Dividends from non-bank subsidiaries	192	35	583

Net Income	$864	$454	$787

Condensed Balance Sheets

December 31,	2011	2010
Assets
Cash and cash equivalents	$852	$1,149
Receivables from subsidiaries	57	92
Other securities owned – at fair value	77	91
Loans to non-bank subsidiaries	363	265
Investment in non-bank subsidiaries	3,363	2,509
Investment in bank subsidiary	5,009	4,189
Equipment, office facilities, and property – net	4	5
Other assets	64	91

Total assets	$9,789	$8,391

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$158	$232
Payables to subsidiaries	16	33
Long-term debt	1,901	1,900

Total liabilities	2,075	2,165

Stockholders’ equity	7,714	6,226

Total liabilities and stockholders’ equity	$9,789	$8,391

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

Condensed Statements of Cash Flows

Year Ended December 31,	2011	2010	2009
Cash Flows from Operating Activities
Net income	$864	$454	$787
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(591)	(478)	(253)
Provision for deferred income taxes	3	3	20
Other	1	(3)	(35)
Net change in:
Receivables from brokers, dealers, and clearing organizations	—	11	23
Other securities owned	6	422	(404)
Other assets	26	40	(16)
Accrued expenses and other liabilities	(76)	(2)	(1)

Net cash provided by operating activities	233	447	121

Cash Flows from Investing Activities
Due from subsidiaries – net	24	63	279
Increase in investments in subsidiaries	(366)	(1,025)	(725)
Cash payments for business combinations and investments, net of cash acquired	8	4	—

Net cash used for investing activities	(334)	(958)	(446)

Cash Flows from Financing Activities
Issuance of long-term debt	—	701	747
Repayment of long-term debt	—	(200)	(76)
Net proceeds from common stock offering	—	543	—
Dividends paid	(295)	(288)	(279)
Proceeds from stock options exercised and other	96	35	53
Other financing activities	3	(6)	—

Net cash (used for) provided by financing activities	(196)	785	445

(Decrease) Increase in Cash and Cash Equivalents	(297)	274	120
Cash and Cash Equivalents at Beginning of Year	1,149	875	755

Cash and Cash Equivalents at End of Year	$852	$1,149	$875

THE CHARLES SCHWAB CORPORATION

Notes to Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Option Price Amounts, Ratios, or as Noted)

28.    Quarterly Financial Information (Unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year Ended December 31, 2011:
Net Revenues	$1,113	$1,181	$1,190	$1,207
Expenses Excluding Interest	$861	$821	$804	$813
Net Income	$163	$220	$238	$243
Weighted Average Common Shares Outstanding – Diluted	1,271	1,229	1,210	1,207
Basic Earnings Per Share	$.13	$.18	$.20	$.20
Diluted Earnings Per Share	$.13	$.18	$.20	$.20
Dividends Declared Per Common Share	$.06	$.06	$.06	$.06
Range of Common Stock Price Per Share:
High	$13.41	$16.72	$18.72	$19.45
Low	$10.75	$11.03	$15.78	$17.16
Range of Price/Earnings Ratio (1):
High	19	25	31	34
Low	15	16	26	30

Year Ended December 31, 2010:
Net Revenues	$1,127	$1,063	$1,080	$978
Expenses Excluding Interest	$898	$864	$742	$965
Net Income	$119	$124	$205	$6
Weighted Average Common Shares Outstanding – Diluted	1,200	1,194	1,195	1,188
Basic Earnings Per Share	$.10	$.10	$.17	$—
Diluted Earnings Per Share	$.10	$.10	$.17	$—
Dividends Declared Per Common Share	$.06	$.06	$.06	$.06
Range of Common Stock Price Per Share:
High	$17.42	$15.43	$19.88	$19.78
Low	$13.98	$12.76	$14.18	$17.50
Range of Price/Earnings Ratio (1):
High	47	38	41	40
Low	38	31	30	36

(1)	Price/earnings ratio is computed by dividing the high and low market prices by diluted earnings per share for the preceding 12-month period ending on the last day of the quarter presented.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Charles Schwab Corporation:

We have audited the accompanying consolidated balance sheets of The Charles Schwab Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule of the Company on page F-2. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California

February 23, 2012

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

As of December 31, 2011, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

The Company’s internal control over financial reporting as of December 31, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the previous page.

THE CHARLES SCHWAB CORPORATION

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in “Item 8 – Financial Statements and Supplementary Data.”

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information relating to directors of CSC required to be furnished pursuant to this item is incorporated by reference from portions of the Company’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2012 (the Proxy Statement) under “Members of the Board of Directors,” “Corporate Governance Information,” “Director Nominations,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company’s Code of Conduct and Business Ethics, applicable to directors and all employees, including senior financial officers, is available on the Company’s website at http://www.aboutschwab.com/governance. If the Company makes any amendments to or grants any waivers from its Code of Conduct and Business Ethics, which are required to be disclosed pursuant to the Securities Exchange Act of 1934, the Company will make such disclosures on this website.

THE CHARLES SCHWAB CORPORATION

Executive Officers of the Registrant

The following table provides certain information about each of the Company’s executive officers as of December 31, 2011.

Executive Officers of the Registrant

Name	Age	Title

Charles R. Schwab	74	Chairman of the Board

Walter W. Bettinger II	51	President and Chief Executive Officer

Jay L. Allen	55	Executive Vice President – Human Resources and Employee Services

Benjamin L. Brigeman	49	Executive Vice President – Investor Services

John S. Clendening	49	Executive Vice President – Shared Strategic Services

Carrie E. Dwyer	61	Executive Vice President, General Counsel and Corporate Secretary

Joseph R. Martinetto	49	Executive Vice President and Chief Financial Officer

James D. McCool	53	Executive Vice President – Institutional Services

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

Mr. Bettinger has been President and Chief Executive Officer of CSC since 2008. In 2010, he took on responsibility as Chief Executive Officer of Charles Schwab Bank. He also serves on the Board of Directors of CSC, Charles Schwab & Co., Inc. and Charles Schwab Bank, and as a trustee of The Charles Schwab Family of Funds, Schwab Investments, Schwab Capital Trust, Schwab Annuity Portfolios, Laudus Trust, Laudus Institutional Trust, and Schwab Strategic Trust, all registered investment companies. Prior to assuming his current role, Mr. Bettinger served as President and Chief Operating Officer of CSC from 2007 until 2008 and as Executive Vice President and President – Schwab Investor Services of CSC and Schwab from 2005 to 2007. He served as Executive Vice President and Chief Operating Officer – Individual Investor Enterprise of CSC and Schwab from 2004 until 2005, and Executive Vice President – Corporate Services of Schwab from 2002 until 2004. Mr. Bettinger joined Schwab in 1995.

Mr. Allen has been Executive Vice President – Human Resources and Employee Services of CSC and Schwab since 2007. He served as Senior Vice President – Human Resources of Schwab Investor Services from 2004 to 2007. Mr. Allen joined Schwab in 2003 as Vice President – Human Resources of Schwab Investor Services.

Mr. Brigeman served as Executive Vice President – Investor Services of CSC and Schwab from 2007 to February 2012. Mr. Brigeman was Senior Vice President – Schwab Investor Services of Schwab from 2005 to 2007 and Senior Vice President – Schwab Retirement Plan Services of Schwab from 2000 to 2005. Mr. Brigeman joined Schwab in 1996. Mr. Brigeman stepped down as Executive Vice President – Investor Services of CSC and Schwab, effective February 15, 2012.

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

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under “Compensation Discussion and Analysis,” “Executive Compensation Tables – 2011 Summary Compensation Table,” “Executive Compensation Tables – 2011 Grants of Plan-Based Awards Table,” “Executive Compensation Tables – Narrative to Summary Compensation and Grants of Plan-Based Awards Tables,” “Executive Compensation Tables – 2011 Termination and Change in Control Benefits Table,” “Executive Compensation Tables – Outstanding Equity Awards as of December 31, 2011,” “Executive Compensation Tables – 2011 Option Exercises and Stock Vested Table,” “Executive Compensation Tables – 2011 Nonqualified Deferred Compensation Table,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation.” In addition, the information from a portion of the Proxy Statement under “Compensation Committee Report,” is incorporated by reference from the Proxy Statement and furnished on this Form 10-K, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item is incorporated by reference from portions of the Proxy Statement under “Transactions with Related Persons” and “Director Independence.”

THE CHARLES SCHWAB CORPORATION

Item 14. Principal Accountant Fees and Services

The information required to be furnished pursuant to this item is incorporated by reference from a portion of the Proxy Statement under “Auditor Fees.”

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

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders’ Equity

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedule

The financial statement schedule required to be furnished pursuant to this item is listed in the accompanying index appearing on page F-1.

(b)	Exhibits

The	exhibits listed below are filed as part of this annual report on Form 10-K.

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger, dated March 18, 2011, by and among The Charles Schwab Corporation, Neon Acquisition Corp. and optionsXpress Holdings, Inc., filed as Exhibit 2.1 to the Registrant’s Form 8-K dated March 18, 2011 and incorporated herein by reference.

3.11	Fifth Restated Certificate of Incorporation, effective May 7, 2001, of the Registrant, filed as Exhibit 3.11 to the Registrant’s Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

3.14	Fourth Restated Bylaws, as amended on January 27, 2010, of the Registrant, filed as Exhibit 3.1 to the Registrant’s Form 8-K dated January 27, 2010 and incorporated herein by reference.

3.15	Certificate of Designations of Fixed to Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A of The Charles Schwab Corporation filed as Exhibit 3.15 to the Registrant’s Form 8-K dated January 24, 2012 and incorporated herein by reference.

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

4.2	Neither the Registrant nor its subsidiaries are parties to any instrument with respect to long-term debt for which securities authorized thereunder exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be provided to the SEC upon request.

10.1	Voting Agreement, dated as of March 18, 2011, by and among The Charles Schwab Corporation, G-Bar Limited Partnership, JG 2002 delta Trust and optionsXpress Holdings, Inc., filed as Exhibit 10.1 to the Registrant’s Form 8-K dated March 18, 2011 and incorporated herein by reference.

10.4	Form of Release Agreement dated as of March 31, 1987 among BAC, Registrant, Schwab Holdings, Inc., Charles Schwab & Co., Inc. and former shareholders of Schwab Holdings, Inc., filed as the identically-numbered exhibit to Registrant’s Registration Statement No. 33-16192 on Form S-1 and incorporated herein by reference.

10.57	Registration Rights and Stock Restriction Agreement, dated as of March 31, 1987, between the Registrant and the holders of the Common Stock, filed as Exhibit 4.23 to Registrant’s Registration Statement No. 33-16192 on Form S-1 and incorporated herein by reference.

10.72	Restatement of Assignment and License, as amended January 25, 1988, among Charles Schwab & Co., Inc., Charles R. Schwab and the Registrant, filed as Exhibit 10.72 to the Registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

10.271	The Charles Schwab Corporation Directors’ Deferred Compensation Plan, as amended through December 8, 2004, filed as Exhibit 10.271 to the Registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.	(2)

10.272	The Charles Schwab Corporation Deferred Compensation Plan, as amended through December 8, 2004, filed as Exhibit 10.272 to the Registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.	(2)

10.288	Stock Purchase Agreement by and between the Registrant and Bank of America Corporation, dated as of November 19, 2006 and incorporated herein by reference.

10.289	Form of Notice and Restricted Stock Agreement for Walter W. Bettinger under The Charles Schwab Corporation 2004 Stock Incentive Plan dated February 20, 2007, filed as Exhibit 10.289 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.	(2)

10.290	Summary of Non-Employee Director Compensation, filed as Exhibit 10.290 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.	(2)

10.294	Form of Notice and Restricted Stock Agreement for Joseph R. Martinetto under The Charles Schwab Corporation 2004 Stock Incentive Plan dated May 18, 2007, filed as Exhibit 10.294 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.	(2)

10.295	Form of Notice and Nonqualified Stock Option Agreement for Joseph R. Martinetto under The Charles Schwab Corporation 2004 Stock Incentive Plan dated May 18, 2007, filed as Exhibit 10.295 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.	(2)

10.296	Stock Purchase Agreement dated July 2, 2007, by and among Charles R. Schwab, Helen O. Schwab, The Charles & Helen Schwab Living Trust, HOS Family Partners, LLC, 188 Partners, LP, and the Charles & Helen Schwab Foundation, and The Charles Schwab Corporation, filed as Exhibit 10.296 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.	(2)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.298	Directed Employee Benefit Trust Agreement under the SchwabPlan Retirement Savings and Investment Plan dated August 17, 2007, filed as Exhibit 10.298 to the Registrant’s Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.	(2)

10.300	The Charles Schwab Corporation Employee Stock Incentive Plan, as amended and restated as of December 12, 2007, filed as Exhibit 10.300 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(2)

10.301	The Charles Schwab Corporation 1992 Stock Incentive Plan, as amended and restated as of December 12, 2007, filed as Exhibit 10.301 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(2)

10.302	The Charles Schwab Corporation 2001 Stock Incentive Plan, as amended and restated as of December 12, 2007, filed as Exhibit 10.302 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(2)

10.306	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.306 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(2)

10.307	Form of Notice and Restricted Stock Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.307 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(2)

10.309	Form of Notice and Premium-Priced Stock Option Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.309 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(2)

10.311	Form of Notice and Restricted Stock Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.311 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(2)

10.312	Form of Notice and Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.312 to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.	(2)

10.314	Employment Agreement dated as of March 13, 2008, between the Registrant and Charles R. Schwab, filed as Exhibit 10.314 to the Registrant’s Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.	(2)

10.316	Form of Notice and Restricted Stock Agreement for Walter W. Bettinger under the Charles Schwab Corporation 2004 Stock Incentive Plan dated October 1, 2008, filed as Exhibit 10.316 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.	(2)

10.317	Form of Notice and Nonqualified Stock Option Agreement for Walter W. Bettinger under The Charles Schwab Corporation 2004 Stock Incentive Plan dated October 1, 2008, filed as Exhibit 10.317 to the Registrant’s Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.	(2)

10.318	Form of Notice and Performance-Based Restricted Stock Agreement under the Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.318 to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.	(2)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.319	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under the Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.319 to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.	(2)

10.321	The Charles Schwab Corporation Long Term Incentive Plan, as amended and restated as of October 23, 2008, filed as Exhibit 10.321 to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.	(2)

10.322	The Charles Schwab Corporation Deferred Compensation Plan II, as amended and restated as of October 23, 2008, filed as Exhibit 10.322 to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.	(2)

10.323	The Charles Schwab Corporation Directors’ Deferred Compensation Plan II, as amended and restated as of October 23, 2008, filed as Exhibit 10.323 to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.	(2)

10.327	The Charles Schwab Corporation 2004 Stock Incentive Plan, as amended and restated as of December 10, 2009, filed as Exhibit 10.327 to the Registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.	(2)

10.331	The Charles Schwab Corporation Corporate Executive Bonus Plan, restated to include amendments approved at the Annual Meeting of Stockholders on May 13, 2010, filed as Exhibit 10.331 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference.	(2)

10.332	Credit Agreement (364-Day Commitment) dated as of June 11, 2010, between the Registrant and the financial institutions listed therein, filed as Exhibit 10.332 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference.

10.333	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.333 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference.	(2)

10.335	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.335 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference.	(2)

10.336	Form of Notice and Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan, filed as Exhibit 10.336 to the Registrant’s Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.	(2)

10.337	The Charles Schwab Severance Pay Plan, as amended and restated effective July 1, 2011, filed as Exhibit 10.337 to the Registrant’s Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.	(2)

10.338	The Charles Schwab Corporation 2004 Stock Incentive Plan, as approved at the Annual Meeting of Stockholders on May 17, 2011 (supersedes Exhibit 10.327), filed as Exhibit 10.338 to the Registrant’s Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference.	(2)

10.339	Credit Agreement (364 – Day Commitment) dated as of June 10, 2011, between the Registrant and financial institutions listed therein (supersedes Exhibit 10.332), filed as Exhibit 10.339 to the Registrant’s Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference.

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

10.340	The Charles Schwab Severance Pay Plan, as Amended and Restated Effective January 1, 2012 (supersedes Exhibit 10.337).	(2)

10.341	Form of Notice and Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan (supersedes Exhibit 10.319).	(2)

10.342	Form of Notice and Retainer Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan (supersedes exhibit 10.312).	(2)

10.343	Form of Notice and Performance-Based Restricted Stock Unit Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan (supersedes Exhibit 10.336).	(2)

10.344	Form of Notice and Retainer Restricted Stock Unit Agreement for Non-Employee Directors under The Charles Schwab Corporation 2004 Stock Incentive Plan (supersedes Exhibit 10.333).	(2)

10.345	Form of Notice and Nonqualified Stock Option Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan (supersedes Exhibit 10.306).	(2)

10.346	Form of Notice and Restricted Stock Unit Agreement under The Charles Schwab Corporation 2004 Stock Incentive Plan (supersedes Exhibit 10.335).	(2)

10.347	Form of Notice and Stock Option Agreement for Non-Employee Directors under The Charles Schwab Corporation Directors’ Deferred Compensation Plan II.	(2)

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Instance Document	(3)

101.SCH	XBRL Taxonomy Extension Schema	(3)

101.CAL	XBRL Taxonomy Extension Calculation	(3)

101.DEF	XBRL Extension Definition	(3)

101.LAB	XBRL Taxonomy Extension Label	(3)

THE CHARLES SCHWAB CORPORATION

Exhibit Number	Exhibit

101.PRE	XBRL Taxonomy Extension Presentation	(3)

(1)	Furnished as an exhibit to this annual report on Form 10-K.

(2)	Management contract or compensatory plan.

(3)	Attached as Exhibit 101 to this Annual Report on Form 10-K for the annual period ended December 31, 2011, are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2012.

THE CHARLES SCHWAB CORPORATION (Registrant)

BY:	/s/ Walter W. Bettinger II
Walter W. Bettinger II
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 23, 2012.

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

THE CHARLES SCHWAB CORPORATION

SCHEDULE II

Valuation and Qualifying Accounts

(In millions)

	Balance at	Additions			Balance at
Description	Beginning of Year	Charged to Expense	Other (1)	Written off	End of Year
For the year ended December 31, 2011:
Allowance for doubtful accounts of brokerage clients (2)	$1	$6	$3	$(8)	$2

For the year ended December 31, 2010:
Allowance for doubtful accounts of brokerage clients (2)	$2	$3	$—	$(4)	$1

For the year ended December 31, 2009:
Allowance for doubtful accounts of brokerage clients (2)	$4	$3	$2	$(7)	$2

(1)	Includes collections of previously written-off accounts.

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

1.	Three-year Net Interest Revenue and Average Balances

For the Year Ended December 31,	2011			2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Cash and cash equivalents (1)	$4,142	$11	0.27%	$5,890	$16	0.27%	$6,352	$26	0.40%
Securities available for sale (2)	27,477	456	1.66%	24,209	486	2.01%	18,558	521	2.81%
Securities held to maturity	16,050	492	3.07%	10,440	361	3.46%	1,915	74	3.86%
Loans to banking clients (3)	9,468	310	3.27%	7,983	275	3.44%	6,668	241	3.61%
Loans held for sale	65	3	4.62%	80	4	5.00%	110	5	4.55%
Other interest-earning assets	50	1	2.00%	51	1	1.96%	30	—	0.49%

Total interest-earning assets	57,252	1,273	2.22%	48,653	1,143	2.35%	33,633	867	2.58%

Net unrealized gain (loss) on securities available for sale	64			(109)			(614)
Noninterest-earning assets	212			297			331

Total Assets	$57,528			$48,841			$33,350

Liabilities and Stockholder’s Equity:
Interest-bearing banking deposits	$52,701	62	0.12%	$44,858	105	0.23%	$31,249	107	0.34%

Total sources on which interest is paid	52,701	62	0.12%	44,858	105	0.23%	31,249	107	0.34%

Noninterest-bearing liabilities	345			299			513
Stockholder’s equity	4,482			3,684			1,588

Total Liabilities and Stockholder’s Equity	$57,528			$48,841			$33,350

Net interest revenue		$1,211			$1,038			$760

Net yield on interest-earning assets			2.12%			2.13%			2.26%

(1)	Includes deposits with banks, short-term investments, and federal funds sold.

(2)	Amounts have been calculated based on amortized cost.

(3)	Includes average principal balances of nonaccrual loans.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

2.	Analysis of Change in Net Interest Revenue

An analysis of the year-to-year changes in the categories of interest revenue and interest expense resulting from changes in volume and rate is as follows:

	2011 Compared to 2010 Increase (Decrease) Due to Change in:			2010 Compared to 2009 Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
Interest-earning assets:
Cash and cash equivalents (1)	$(4)	$(1)	$(5)	$(2)	$(8)	$(10)
Securities available for sale (2)	65	(95)	(30)	159	(194)	(35)
Securities held to maturity	194	(63)	131	329	(42)	287
Loans to banking clients (3)	51	(16)	35	47	(13)	34
Loans held for sale	(1)	—	(1)	(1)	—	(1)
Other interest-earning assets	—	—	—	—	1	1

Total interest-earning assets	$305	$(175)	$130	$532	$(256)	$276

Interest-bearing sources of funds:
Interest-bearing banking deposits	$18	$(61)	$(43)	$46	$(48)	$(2)

Total sources on which interest is paid	$18	$(61)	$(43)	$46	$(48)	$(2)

Change in net interest revenue	$287	$(114)	$173	$486	$(208)	$278

Changes that are not due solely to volume or rate have been allocated to rate.

(1)	Includes deposits with banks and short-term investments.

(2)	Amounts have been calculated based on amortized cost.

(3)	Includes average principal balances of nonaccrual loans.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

3.	Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$20,666	$269	$14	$20,921
Non-agency residential mortgage-backed securities	1,130	—	223	907
Certificates of deposit	3,623	2	3	3,622
Corporate debt securities	3,592	5	26	3,571
U.S. agency notes	1,795	5	—	1,800
Asset-backed and other securities	3,136	7	7	3,136

Total securities available for sale	$33,942	$288	$273	$33,957

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$14,770	$430	$2	$15,198
Other securities	338	3	—	341
Total securities held to maturity	$15,108	$433	$2	$15,539

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$12,879	$222	$3	$13,098
Non-agency residential mortgage-backed securities	1,701	3	234	1,470
Certificates of deposit	1,874	1	—	1,875
Corporate debt securities	2,261	8	1	2,268
U.S. agency notes	2,757	23	—	2,780
Asset-backed securities	2,495	9	2	2,502

Total securities available for sale	$23,967	$266	$240	$23,993

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$16,722	$209	$137	$16,794
Other securities	1,040	14	—	1,054

Total securities held to maturity	$17,762	$223	$137	$17,848

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$11,601	$199	$21	$11,779
Non-agency residential mortgage-backed securities	2,460	—	519	1,941
Certificates of deposit	1,950	3	—	1,953
Corporate debt securities	2,368	13	1	2,380
U.S. agency notes	2,975	4	1	2,978
Asset-backed securities	1,077	12	—	1,089

Total securities available for sale	$22,431	$231	$542	$22,120

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$5,105	$36	$27	$5,114
Other securities	1,734	32	—	1,766

Total securities held to maturity	$6,839	$68	$27	$6,880

The maturities and related weighted-average yields of securities available for sale and securities held to maturity at December 31, 2011, are as follows:

		After 1 year	After 5 years
	Within 1 year	through 5 years	through 10 years	After 10 years	Total
Securities available for sale:
U.S. agency residential mortgage-backed securities (1)	$—	$2	$2,950	$17,969	$20,921
Non-agency residential mortgage-backed securities (1)	—	—	13	894	907
Certificates of deposit	1,897	1,725	—	—	3,622
Corporate debt securities	954	2,517	100	—	3,571
U.S. agency notes	—	1,800	—	—	1,800
Asset-backed and other securities	225	812	534	1,565	3,136

Total fair value	$3,076	$6,856	$3,597	$20,428	$33,957
Total amortized cost	$3,076	$6,871	$3,512	$20,483	$33,942

Weighted-average yield (2)	1.29%	1.11%	1.83%	1.70%	1.56%

Securities held to maturity:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$2,581	$12,617	$15,198
Other securities	117	224	—	—	341

Total fair value	$117	$224	$2,581	$12,617	$15,539
Total amortized cost	$116	$222	$2,507	$12,263	$15,108

Weighted-average yield (2)	2.67%	3.00%	2.57%	2.59%	2.60%

(1)

Residential mortgage-backed securities have been allocated over maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these have the right to prepay their obligations.

(2)	The weighted-average yield is computed using the amortized cost at December 31, 2011.

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

4.	Cross-border Holdings

The table below sets forth the amount of Schwab Bank’s cross-border holdings, based on carrying value, as of December 31, 2011. Such holdings, by country, that exceed 1% of total assets are disclosed separately, and such holdings, by country, that are between 0.75% and 1% of total assets are listed in the aggregate. Cross-border holdings are comprised of cash equivalents, securities available for sale, and securities held to maturity.

	Banks and other	Exposure as a %
Country	financial institutions	of total assets
United Kingdom	$1,450	2.2%
Canada	1,098	1.7%
Sweden	712	1.1%
Switzerland, France and Australia	1,849	2.8%

Total	$5,109

As of December 31, 2010, cross-border holdings in the United Kingdom were $1.5 billion (2.7% of total assets). As of December 31, 2009, cross-border holdings in the Netherlands and the United Kingdom were $351 million (0.8% of total assets) and $983 million (2.3% of total assets), respectively.

5.	Loans to Banking Clients and Related Allowance for Loan Losses

The composition of the loan portfolio is as follows:

December 31,	2011	2010	2009	2008	2007
Residential real estate mortgages	$5,596	$4,695	$3,710	$3,195	$2,101
Home equity lines of credit	3,509	3,500	3,304	2,662	1,234
Personal loans secured by securities	742	562	366	187	102
Other	16	16	11	18	13

Total loans to banking clients	$9,863	$8,773	$7,391	$6,062	$3,450

An analysis of nonaccrual loans is as follows:

December 31,	2011	2010	2009	2008	2007
Nonaccrual loans	$52	$51	$34	$8	$4
Average nonaccrual loans	$51	$40	$17	$6	$1

Changes in the allowance for loan losses were as follows:

December 31,	2011	2010	2009	2008	2007
Balance at beginning of year	$53	$45	$20	$7	$4
Charge-offs	(19)	(20)	(13)	(4)	—
Recoveries	2	1	—	—	—
Provision for loan losses	18	27	38	17	3

Balance at end of year	$54	$53	$45	$20	$7

THE CHARLES SCHWAB CORPORATION

Supplemental Financial Data for Charles Schwab Bank (Unaudited)

(Dollars in Millions)

The maturities of the loan portfolio at December 31, 2011, are as follows:

		After 1 year
	Within 1 year	through 5 years	After 5 years	Total
Residential real estate mortgages (1)	$—	$—	$5,596	$5,596
Home equity lines of credit (2)	—	1,074	2,435	3,509
Personal loans secured by securities	52	690	—	742
Other	5	—	11	16

Total	$57	$1,764	$8,042	$9,863

(1)	Maturities are based upon the contractual terms of the loans.
(2)	Maturities are based on an initial draw period of 10 years.

The interest sensitivity of loans with contractual maturities in excess of one year at December 31, 2011, is as follows:

After 1 year
Loans with predetermined interest rates	$473
Loans with floating or adjustable interest rates	9,333

Total	$9,806

6.	Summary of Credit Loss on Banking Loans Experience

December 31,	2011	2010	2009	2008	2007
Average loans	$9,468	$7,983	$6,668	$4,831	$2,786
Allowance to year end loans	.55%	.60%	.61%	.33%	.20%
Allowance to nonperforming loans	104%	104%	132%	235%	173%
Nonperforming assets to average loans and real estate owned	.59%	.68%	.51%	.18%	.14%

7.	Deposits from Banking Clients

	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
Analysis of average daily deposits:
Certificates of deposit of $100,000 or more	$—	—	$—	—	$—	—
Money market and other savings deposits	42,342	0.09%	35,794	0.18%	24,879	0.14%
Interest-bearing demand deposits	10,359	0.22%	9,064	0.45%	6,370	0.60%

Total deposits	$52,701		$44,858		$31,249

At December 31, 2011, the Company had one certificate of deposit of $100,000 or more, in the amount of $501,784, with a contractual maturity of over twelve months.

8.	Ratios

December 31,	2011	2010	2009
Return on average stockholder’s equity	13.99%	14.22%	21.95%
Return on average total assets	1.10%	1.07%	1.05%
Average stockholder’s equity as a percentage of average total assets	7.83%	7.54%	4.76%