Form 10-Q
period 2012-03-31
SCHWAB CHARLES CORP
filed 2012-05-07
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

1,273,029,377 shares of $.01 par value Common Stock

Outstanding on April 23, 2012

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2012

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net Revenues
Asset management and administration fees	$484	$502

Interest revenue	472	481
Interest expense	(38)	(45)

Net interest revenue	434	436

Trading revenue	243	241
Other	46	39
Provision for loan losses	—	(4)
Net impairment losses on securities (1)	(18)	(7)

Total net revenues	1,189	1,207

Expenses Excluding Interest
Compensation and benefits	465	437
Professional services	96	92
Occupancy and equipment	76	71
Advertising and market development	67	60
Communications	58	56
Depreciation and amortization	48	35
Other	66	62

Total expenses excluding interest	876	813

Income before taxes on income	313	394
Taxes on income	(118)	(151)

Net Income	$195	$243

Weighted-Average Common Shares Outstanding — Diluted	1,273	1,207

Earnings Per Share — Basic	$.15	$.20
Earnings Per Share — Diluted	$.15	$.20

(1)

Net impairment losses on securities include total other-than-temporary impairment losses of $2 million and $0 million, net of $(16) million and $(7) million recognized in other comprehensive income, for the three months ended March 31, 2012 and 2011, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net Income	$195	$243

Other comprehensive income:
Change in net unrealized gain on securities available for sale:
Net unrealized gain	89	21
Reclassification of impairment charges included in earnings	18	7
Income tax effect	(39)	(10)

Total other comprehensive income	68	18

Comprehensive Income	$263	$261

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except per share and share amounts)

(Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Cash and cash equivalents	$6,794	$8,679
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $17,868 at March 31, 2012 and $17,899 at December 31, 2011)	26,905	26,034
Receivables from brokers, dealers, and clearing organizations	588	230
Receivables from brokerage clients — net	11,207	11,072
Other securities owned — at fair value	456	593
Securities available for sale	37,818	33,965
Securities held to maturity (fair value — $15,327 at March 31, 2012 and $15,539 at December 31, 2011)	14,955	15,108
Loans to banking clients — net	9,760	9,812
Loans held for sale	52	70
Equipment, office facilities, and property — net	684	685
Goodwill	1,164	1,161
Intangible assets — net	316	326
Other assets	783	818

Total assets	$111,482	$108,553

Liabilities and Stockholders’ Equity
Deposits from banking clients	$62,259	$60,854
Payables to brokers, dealers, and clearing organizations	1,219	1,098
Payables to brokerage clients	36,357	35,489
Accrued expenses and other liabilities	1,310	1,397
Long-term debt	2,000	2,001

Total liabilities	103,145	100,839

Stockholders’ equity:
Preferred stock — $.01 par value per share; total liquidation preference of $400 at March 31, 2012 and $0 at December 31, 2011	394	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,487,543,446 shares issued	15	15
Additional paid-in capital	3,842	3,826
Retained earnings	8,097	7,978
Treasury stock, at cost — 214,594,080 shares at March 31, 2012 and 216,378,623 shares at December 31, 2011	(4,087)	(4,113)
Accumulated other comprehensive income	76	8

Total stockholders’ equity	8,337	7,714

Total liabilities and stockholders’ equity	$111,482	$108,553

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$195	$243
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	4
Net impairment losses on securities	18	7
Stock-based compensation	25	18
Depreciation and amortization	48	35
Premium amortization, net, on securities available for sale and securities held to maturity	52	23
Other	—	(4)
Originations of loans held for sale	(335)	(630)
Proceeds from sales of loans held for sale	354	788
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	(871)	(322)
Receivables from brokers, dealers, and clearing organizations	(360)	(83)
Receivables from brokerage clients	(136)	(76)
Other securities owned	137	(49)
Other assets	22	11
Payables to brokers, dealers, and clearing organizations	170	237
Payables to brokerage clients	868	1,245
Accrued expenses and other liabilities	(89)	(144)

Net cash provided by operating activities	98	1,303

Cash Flows from Investing Activities
Purchases of securities available for sale	(6,836)	(3,716)
Proceeds from sales of securities available for sale	250	200
Principal payments on securities available for sale	2,759	1,489
Purchases of securities held to maturity	(1,193)	—
Principal payments on securities held to maturity	1,308	1,092
Net decrease (increase) in loans to banking clients	34	(414)
Purchase of equipment, office facilities, and property	(42)	(38)
Other investing activities	—	1

Net cash used for investing activities	(3,720)	(1,386)

Cash Flows from Financing Activities
Net change in deposits from banking clients	1,405	669
Proceeds from short-term borrowings	—	58
Repayment of long-term debt	(1)	(1)
Net proceeds from preferred stock offering	394	—
Dividends paid	(77)	(72)
Proceeds from stock options exercised and other	15	38
Other financing activities	1	8

Net cash provided by financing activities	1,737	700

(Decrease) Increase in Cash and Cash Equivalents	(1,885)	617
Cash and Cash Equivalents at Beginning of Period	8,679	4,931

Cash and Cash Equivalents at End of Period	$6,794	$5,548

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$36	$42
Income taxes	$12	$18

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

1.	Introduction and Basis of Presentation

The Charles Schwab Corporation (CSC) is a savings and loan holding company engaged, through its subsidiaries, in securities brokerage, banking, and related financial services. Charles Schwab & Co., Inc. (Schwab) is a securities broker-dealer with over 300 domestic branch offices in 45 states, as well as a branch in each of the Commonwealth of Puerto Rico and London, U.K. In addition, Schwab serves clients in Hong Kong through one of CSC’s subsidiaries. Other subsidiaries include Charles Schwab Bank (Schwab Bank), a federal savings bank, and Charles Schwab Investment Management, Inc. (CSIM), the investment advisor for Schwab’s proprietary mutual funds, which are referred to as the Schwab Funds®, and for Schwab’s exchange-traded funds, which are referred to as the Schwab ETFs™.

The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). Intercompany balances and transactions have been eliminated. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make certain estimates and assumptions that affect the reported amounts in the accompanying financial statements. Certain estimates relate to other-than-temporary impairment of securities available for sale and securities held to maturity, valuation of goodwill, allowance for loan losses, and legal reserves. Actual results may differ from those estimates. These condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. These adjustments are of a normal recurring nature. Certain prior-year amounts have been reclassified to conform to the 2012 presentation. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2.	New Accounting Standards

Adoption of New Accounting Standards

Testing Goodwill for Impairment: In September 2011, the Financial Accounting Standards Board (FASB) issued new guidance allowing companies to consider qualitative factors before performing a quantitative assessment when determining whether goodwill is impaired, which was effective for goodwill impairment tests performed after January 1, 2012. Specifically, there is no longer a requirement to perform the two-step goodwill impairment test unless the entity determines that based on qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The adoption of this new guidance did not have a material impact on the Company’s financial position, results of operations, earnings per share (EPS), or cash flows.

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

Under the terms of the merger agreement, optionsXpress stockholders received 1.02 shares of the Company’s common stock for each share of optionsXpress stock. As a result, the Company issued 59 million shares of the Company’s common stock valued at $710 million, based on the closing price of the Company’s common stock on September 1, 2011. The Company also assumed optionsXpress’ stock-based compensation awards valued at $4 million. In allocating the purchase price based on estimated fair values of assets and liabilities assumed as of the acquisition date, the Company preliminarily recorded $511 million of goodwill and $285 million of intangible assets. The allocation of the purchase price is preliminary and subject to further adjustment as information relative to closing date fair values and related tax balances are finalized. The results of optionsXpress’ operations have been included in the Company’s condensed consolidated statements of income

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

from the date of acquisition. The amounts of optionsXpress’ net revenues and net income for the first quarter of 2012 were $52 million and $2 million, respectively.

The following table presents pro forma financial information as if optionsXpress had been acquired prior to January 1, 2011. Pro forma net income reflects the impact of amortizing purchase accounting adjustments relating to intangible assets, net of tax, of $5 million in the first quarter of 2011.

Three Months Ended
March 31, 2011
Net revenues	$1,273
Net income	$252
Basic EPS	$.20
Diluted EPS	$.20

The pro forma financial information above is presented for illustrative purposes only and is not necessarily indicative of the results that actually would have occurred had the acquisition been completed prior to January 1, 2011, nor is it indicative of the results of operations for future periods.

4.	Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$23,378	$266	$16	$23,628
Non-agency residential mortgage-backed securities	1,012	1	154	859
Certificates of deposit	4,698	4	2	4,700
Corporate debt securities	4,053	19	4	4,068
U.S. agency notes	1,255	2	—	1,257
Asset-backed and other securities	3,300	12	6	3,306

Total securities available for sale	$37,696	$304	$182	$37,818

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$14,658	$385	$14	$15,029
Other securities	297	2	1	298

Total securities held to maturity	$14,955	$387	$15	$15,327

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$20,666	$269	$14	$20,921
Non-agency residential mortgage-backed securities	1,130	—	223	907
Certificates of deposit	3,623	2	3	3,622
Corporate debt securities	3,592	5	26	3,571
U.S. agency notes	1,795	5	—	1,800
Asset-backed and other securities	3,144	7	7	3,144

Total securities available for sale	$33,950	$288	$273	$33,965

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$14,770	$430	$2	$15,198
Other securities	338	3	—	341

Total securities held to maturity	$15,108	$433	$2	$15,539

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
March 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency residential mortgage-backed securities	$7,125	$15	$88	$1	$7,213	$16
Non-agency residential mortgage-backed securities	49	3	749	151	798	154
Certificates of deposit	1,023	2	—	—	1,023	2
Corporate debt securities	886	3	187	1	1,073	4
Asset-backed and other securities	1,491	5	217	1	1,708	6

Total	$10,574	$28	$1,241	$154	$11,815	$182

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$1,084	$14	$—	$—	$1,084	$14
Other securities	98	1	—	—	98	1

Total	$1,182	$15	$—	$—	$1,182	$15

Total securities with unrealized losses (1)	$11,756	$43	$1,241	$154	$12,997	$197

(1)	The number of investment positions with unrealized losses totaled 281 for securities available for sale and 8 for securities held to maturity.

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

Unrealized losses in securities available for sale of $182 million as of March 31, 2012, were concentrated in non-agency residential mortgage-backed securities. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined as loans to borrowers with a Fair Isaac & Company credit score of 620 or higher at origination), and “Alt-A” (defined as Prime loans with reduced documentation at origination). At March 31, 2012, the amortized cost and fair value of Alt-A residential mortgage-backed securities were $361 million and $281 million, respectively.

Certain Alt-A and Prime residential mortgage-backed securities experienced continued credit deterioration in the first quarter of 2012, including increased payment delinquency rates and losses on foreclosures of underlying mortgages. In addition, the Company increased the projected default rates for modified loans in the first quarter of 2012. Based on the Company’s cash flow projections, management determined that it does not expect to recover all of the amortized cost of these securities and therefore determined that these securities were other-than-temporarily impaired (OTTI). The Company employs a buy and hold strategy relative to its mortgage-related securities, and does not intend to sell these securities and it will not be required to sell these securities before anticipated recovery of the unrealized losses on these securities. Further, the Company has adequate liquidity at March 31, 2012, with cash and cash equivalents totaling $6.8 billion, a loan-to-deposit ratio of 16%, adequate access to short-term borrowing facilities and regulatory capital ratios in excess of “well capitalized” levels. Because the Company does not intend to sell these securities and it is not “more likely than not” that the Company will be required to sell these securities, the Company recognized an impairment charge equal to the securities’ expected credit losses of $18 million during the first quarter of 2012. The expected credit losses were measured as the difference between the present value of expected cash flows and the amortized cost of the securities. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional impairment charges.

Actual credit losses on the Company’s residential mortgage-backed securities were not material during the first quarters of 2012 and 2011.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The following table is a rollforward of the amount of credit losses recognized in earnings for OTTI securities held by the Company during the period for which a portion of the impairment was recognized in other comprehensive income:

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$127	$96
Credit losses recognized into current period earnings on debt securities for which an other-than-temporary impairment was not previously recognized	1	—
Credit losses recognized into current period earnings on debt securities for which an other-than-temporary impairment was previously recognized	17	7

Balance at end of period	$145	$103

The maturities of securities available for sale and securities held to maturity at March 31, 2012, are as follows:

	After 5 years	After 5 years	After 5 years	After 5 years	After 5 years
	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Securities available for sale:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$3,412	$20,216	$23,628
Non-agency residential mortgage-backed securities (1)	—	—	10	849	859
Certificates of deposit	2,775	1,925	—	—	4,700
Corporate debt securities	874	3,194	—	—	4,068
U.S. agency notes	—	1,257	—	—	1,257
Asset-backed and other securities	25	784	518	1,979	3,306

Total fair value	$3,674	$7,160	$3,940	$23,044	$37,818
Total amortized cost	$3,672	$7,141	$3,860	$23,023	$37,696

Securities held to maturity:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$3,726	$11,303	$15,029
Other securities	117	181	—	—	298

Total fair value	$117	$181	$3,726	$11,303	$15,327
Total amortized cost	$116	$181	$3,686	$10,972	$14,955

(1)

Residential mortgage-backed securities have been allocated over maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

Proceeds and gross realized gains (losses) from sales of securities available for sale are as follows:

	Three Months Ended March 31,
	2012	2011
Proceeds	$250	$200
Gross realized gains	$—	$—
Gross realized losses	$—	$—

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

5.	Loans to Banking Clients and Related Allowance for Loan Losses

The composition of loans to banking clients by loan segment is as follows:

	March 31, 2012	December 31, 2011
Residential real estate mortgages	$5,597	$5,596
Home equity lines of credit	3,452	3,509
Personal loans secured by securities	742	742
Other	19	19

Total loans to banking clients (1)	9,810	9,866
Allowance for loan losses	(50)	(54)

Total loans to banking clients – net	$9,760	$9,812

(1)	All loans are evaluated for impairment by loan segment.

Changes in the allowance for loan losses were as follows:

	Residential	Residential	Residential	Residential	Residential	Residential
Three Months Ended	March 31, 2012			March 31, 2011
	Residential real estate mortgages	Home equity lines of credit	Total	Residential real estate mortgages	Home equity lines of credit	Total
Balance at beginning of period	$40	$14	$54	$38	$15	$53
Charge-offs	(3)	(2)	(5)	(3)	(1)	(4)
Recoveries	1	—	1	—	—	—
Provision for loan losses	(1)	1	—	2	2	4

Balance at end of period	$37	$13	$50	$37	$16	$53

Included in the loan portfolio are nonaccrual loans totaling $47 million and $52 million at March 31, 2012 and December 31, 2011, respectively. There were no loans accruing interest that were contractually 90 days or more past due at March 31, 2012 or December 31, 2011. The amount of interest revenue that would have been earned on nonaccrual loans, versus actual interest revenue recognized on these loans, was not material to the Company’s results of operations in the first quarters of 2012 or 2011. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $52 million and $56 million at March 31, 2012 and December 31, 2011, respectively. The Company considers loan modifications in which it makes an economic concession to a borrower experiencing financial difficulty to be a troubled debt restructuring. Troubled debt restructurings were not material at March 31, 2012 or December 31, 2011.

In the first quarter of 2012, Schwab Bank launched a co-branded loan origination program for Schwab Bank clients (the Program) with Quicken Loans, Inc. (Quicken Loans). Pursuant to the Program, Quicken Loans originates and services loans for Schwab Bank clients and Schwab Bank sets the underwriting standards and pricing for those loans it intends to purchase for its portfolio. The first mortgage portion of the Program launched in March 2012 and these loans are included in the originated and purchased first mortgages loan class as of March 31, 2012, in the tables below. The home equity line of credit (HELOC) portion of the Program is expected to launch later in 2012 and Schwab Bank will purchase all HELOC loans to Schwab Bank clients that are originated by Quicken Loans.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The delinquency aging analysis by loan class is as follows:

	Greater than	Greater than	Greater than	Greater than	Greater than	Greater than
March 31, 2012	Current	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total loans
Residential real estate mortgages:
Originated and purchased first mortgages	$5,379	$12	$6	$35	$53	$5,432
Other purchased first mortgages	159	2	—	4	6	165
Home equity lines of credit	3,437	5	2	8	15	3,452
Personal loans secured by securities	741	1	—	—	1	742
Other	19	—	—	—	—	19

Total loans to banking clients	$9,735	$20	$8	$47	$75	$9,810

December 31, 2011
Residential real estate mortgages:
Originated first mortgages	$5,380	$16	$2	$39	$57	$5,437
Purchased first mortgages	152	2	—	5	7	159
Home equity lines of credit	3,494	5	2	8	15	3,509
Personal loans secured by securities	741	1	—	—	1	742
Other	19	—	—	—	—	19

Total loans to banking clients	$9,786	$24	$4	$52	$80	$9,866

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

In addition to monitoring the delinquency characteristics as presented in the aging analysis above, the Company monitors the credit quality of residential real estate mortgages and HELOCs by stratifying the portfolios by the year of origination, borrower Fair Issac & Company (FICO) scores at origination, updated FICO scores, and loan-to-value ratios at origination (Origination LTV), as presented in the following tables. Borrowers’ FICO scores are provided by an independent third party credit reporting service and were last updated in March 2012.

	Originated and	Originated and	Originated and	Originated and
	Residential real estate mortgages
March 31, 2012	Originated and purchased first mortgages	Other purchased first mortgages	Total	Home equity lines of credit
Year of origination
Pre-2008	$545	$59	$604	$1,274
2008	506	7	513	1,234
2009	496	8	504	395
2010	1,606	17	1,623	299
2011	1,948	71	2,019	220
2012	331	3	334	30

Total	$5,432	$165	$5,597	$3,452

Origination FICO
< 620	$9	$2	$11	$1
620 - 679	104	18	122	24
680 - 739	1,025	42	1,067	660
≥ 740	4,294	103	4,397	2,767

Total	$5,432	$165	$5,597	$3,452

Updated FICO
< 620	$54	$8	$62	$47
620 - 679	159	11	170	110
680 - 739	836	45	881	517
≥ 740	4,383	101	4,484	2,778

Total	$5,432	$165	$5,597	$3,452

Origination LTV (1)
≤ 70%	$3,528	$99	$3,627	$3,351
71% - 89%	1,890	58	1,948	101
≥ 90%	14	8	22	—

Total	$5,432	$165	$5,597	$3,452

(1)

The computation of the Origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At March 31, 2012, $748 million of $3.5 billion in HELOCs were in a first lien position.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

	Originated	Originated	Originated	Originated
	Residential real estate mortgages
December 31, 2011	Originated first mortgages	Purchased first mortgages	Total	Home equity lines of credit
Year of origination
Pre-2008	$569	$60	$629	$1,306
2008	538	8	546	1,262
2009	553	10	563	412
2010	1,757	17	1,774	311
2011	2,020	64	2,084	218

Total	$5,437	$159	$5,596	$3,509

Origination FICO
< 620	$9	$2	$11	$—
620 - 679	108	19	127	24
680 - 739	1,030	43	1,073	667
≥ 740	4,290	95	4,385	2,818

Total	$5,437	$159	$5,596	$3,509

Updated FICO
< 620	$55	$7	$62	$49
620 - 679	162	11	173	112
680 - 739	831	44	875	520
≥ 740	4,389	97	4,486	2,828

Total	$5,437	$159	$5,596	$3,509

Origination LTV (1)
≤ 70%	$3,507	$91	$3,598	$2,378
71% - 89%	1,904	60	1,964	1,091
≥ 90%	26	8	34	40

Total	$5,437	$159	$5,596	$3,509

(1)

The computation of the Origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At December 31, 2011, $755 million of $3.5 billion in HELOCs were in a first lien position.

The Company monitors the credit quality of personal loans secured by securities by reviewing the fair value of collateral to ensure adequate collateralization of at least 100% of the principal amount of the loans. All of these personal loans were fully collateralized by securities with fair values in excess of borrowing amounts at March 31, 2012 and December 31, 2011.

6.	Commitments and Contingencies

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company partially satisfies the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the clearing houses, which are issued by multiple banks. At March 31, 2012, the aggregate face amount of these LOCs totaled $350 million. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs in favor of these brokerage clients, which are issued by multiple banks. At March 31, 2012, the aggregate face amount of these LOCs totaled $89 million. There were no funds drawn under any of these LOCs at March 31, 2012.

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

The Company believes it has strong defenses in all significant matters currently pending and is contesting liability and any damages claimed. Nevertheless, some of these matters may result in adverse judgments or awards, including penalties, injunctions or other relief, and the Company may also determine to settle a matter because of the uncertainty and risks of litigation. Described below are certain matters in which there is a reasonable possibility that a material loss could be incurred or where the matter may otherwise be of significant interest to stockholders. With respect to all other pending matters, based on current information and consultation with counsel, it does not appear that the outcome of any such matter could be material to the financial condition, operating results or cash flows of the Company. However, predicting the outcome of a litigation or regulatory matter is inherently difficult, requiring significant judgment and evaluation of various factors, including the procedural status of the matter and any recent developments; prior experience and the experience of others in similar cases; available defenses, including potential opportunities to dispose of a case on the merits or procedural grounds before trial (e.g., motions to dismiss or for summary judgment); the progress of fact discovery; the opinions of counsel and experts regarding potential damages; potential opportunities for settlement and the status of any settlement discussions; and potential insurance coverage and indemnification. Often, as in the case of the Auction Rate Securities Regulatory Inquiries and Total Bond Market Fund Litigation matters described below, it is not possible to reasonably estimate potential liability, if any, or a range of potential liability until the matter is closer to resolution - pending, for example, further proceedings, the outcome of key motions or appeals, or discussions among the parties. Numerous issues may have to be developed, such as discovery of important factual matters and determination of threshold legal issues, which may include novel or unsettled questions of law. Reserves are established or adjusted or further disclosure and estimates of potential loss are provided as the matter progresses and more information becomes available.

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

optionsXpress Regulatory Matters: optionsXpress entities and individual employees have been responding to certain pending regulatory matters which predate the Company’s acquisition of optionsXpress. On April 16, 2012, optionsXpress, Inc. was

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

charged by the Securities and Exchange Commission (SEC) in an administrative proceeding alleging violations of the firm’s close-out obligations under SEC Regulation SHO (short sale delivery rules) in connection with certain customer trading activity. Separately, on April 19, 2012, the SEC instituted an administrative proceeding alleging violations of the broker-dealer registration requirements by an unregistered optionsXpress entity. The Company disputes the allegations and is contesting the charges in the two matters. The Company recorded a contingent liability associated with these matters, which was not material at March 31, 2012.

7.	Fair Values of Assets and Liabilities

Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurement accounting guidance describes the fair value hierarchy for disclosing assets and liabilities measured at fair value based on the inputs used to value them. The fair value hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are based on market pricing data obtained from sources independent of the Company. A quoted price in an active market provides the most reliable evidence of fair value and is generally used to measure fair value whenever available. Unobservable inputs reflect management’s judgment about the assumptions market participants would use in pricing the asset or liability. Where inputs used to measure fair value of an asset or liability are from different levels of the hierarchy, the asset or liability is categorized based on the lowest level input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input requires judgment. The fair value hierarchy includes three levels based on the objectivity of the inputs as follows:

•

Level 1 inputs are quoted prices in active markets as of the measurement date for identical assets or liabilities that the Company has the ability to access. The Company did not transfer any assets or liabilities between Level 1 and Level 2 during the quarter ended March 31, 2012, or the year ended December 31, 2011.

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

•

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company did not have any financial assets or liabilities utilizing Level 3 inputs as of March 31, 2012, or December 31, 2011.

Assets and Liabilities Recorded at Fair Value

The Company’s assets recorded at fair value include certain cash equivalents, investments segregated and on deposit for regulatory purposes, other securities owned, and securities available for sale. The Company uses the market and income approaches to determine the fair value of assets and liabilities. When available, the Company uses quoted prices in active markets to measure the fair value of assets. When quoted prices do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. The Company validates prices received from the pricing services using various methods, including comparison to prices received from additional pricing services, comparison to quoted market prices, where available, comparison to internal valuation models, and review of other relevant market data. When comparing to relevant market data with a bid-ask spread, the Company uses the price within the bid-ask spread that best represents fair value. The Company does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts. At March 31, 2012, and December 31, 2011, the Company did not adjust prices received from independent third-party pricing services. Liabilities recorded at fair value were not material, and therefore are not included in the following tables.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The following tables present the fair value hierarchy for assets measured at fair value:

March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Cash equivalents:
Money market funds	$9	$—	$—	$9
Commercial paper	—	610	—	610

Total cash equivalents	9	610	—	619
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	2,724	—	2,724
Corporate debt securities	—	1,028	—	1,028
U.S. Government securities	—	773	—	773

Total investments segregated and on deposit for regulatory purposes	—	4,525	—	4,525
Other securities owned:
Schwab Funds® money market funds	178	—	—	178
Equity and bond mutual funds	190	—	—	190
State and municipal debt obligations	—	47	—	47
Equity, U.S. Government and corporate debt, and other securities	3	38	—	41

Total other securities owned	371	85	—	456
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	23,628	—	23,628
Non-agency residential mortgage-backed securities	—	859	—	859
Certificates of deposit	—	4,700	—	4,700
Corporate debt securities	—	4,068	—	4,068
U.S. agency notes	—	1,257	—	1,257
Asset-backed and other securities	—	3,306	—	3,306

Total securities available for sale	—	37,818	—	37,818

Total	$380	$43,038	$—	$43,418

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

	Other Observable	Other Observable	Other Observable	Other Observable
December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Cash equivalents:
Money market funds	$8	$—	$—	$8
Commercial paper	—	814	—	814

Total cash equivalents	8	814	—	822
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	2,374	—	2,374
Corporate debt securities	—	767	—	767
U.S. Government securities	—	650	—	650

Total investments segregated and on deposit for regulatory purposes	—	3,791	—	3,791
Other securities owned:
Schwab Funds® money market funds	332	—	—	332
Equity and bond mutual funds	183	—	—	183
State and municipal debt obligations	—	46	—	46
Equity, U.S. Government and corporate debt, and other securities	12	20	—	32

Total other securities owned	527	66	—	593
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	20,921	—	20,921
Non-agency residential mortgage-backed securities	—	907	—	907
Certificates of deposit	—	3,622	—	3,622
Corporate debt securities	—	3,571	—	3,571
U.S. agency notes	—	1,800	—	1,800
Asset-backed and other securities	—	3,144	—	3,144

Total securities available for sale	—	33,965	—	33,965

Total	$535	$38,636	$—	$39,171

Financial Instruments Not Recorded at Fair Value

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of financial instruments not recorded at fair value are described below. There were no significant changes in these methodologies or assumptions during the first quarter of 2012.

Cash and cash equivalents, receivables from brokers, dealers, and clearing organizations, and receivables from brokerage clients – net are short-term in nature and accordingly are recorded at amounts that approximate fair value. Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. Receivables from brokers, dealers, and clearing organizations, and receivables from brokerage clients – net are recorded at or near transaction price and historically have been settled or converted to cash at approximately that value.

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

Securities held to maturity include U.S. agency residential mortgage-backed securities, asset-backed securities collateralized by credit card, student, and auto loans, and corporate debt securities. Securities held to maturity are recorded at amortized cost. The fair value of these securities is obtained using an independent third-party pricing service similar to investment assets recorded at fair value as discussed above.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Loans to banking clients primarily include adjustable rate residential first-mortgage and HELOC loans. Loans to banking clients are recorded at carrying value net of an allowance for loan losses. The fair value of the Company’s loans to banking clients is estimated based on prices obtained from independent third-party pricing services for mortgage-backed securities collateralized by similar types of loans similar to investment assets recorded at fair value as discussed above. The Company may adjust the independent third-party prices to account for differences between the weighted average lives and coupon rates of comparable mortgage-backed securities and loans to banking clients.

Loans held for sale include fixed rate and adjustable-rate residential first-mortgage loans intended for sale. Loans held for sale are recorded at the lower of cost or fair value. The fair value of the Company’s loans held for sale is estimated using quoted market prices for securities backed by similar types of loans.

Other assets – Financial instruments included in other assets primarily consist of cost method investments and Federal Home Loan Bank (FHLB) stock, whose carrying values approximate their fair values. FHLB stock is recorded at par, which approximates fair value as there is a quoted market price for this stock based on the requirements of the FHLB.

Deposits from banking clients – The Company considers the fair value of deposits with no stated maturity, such as deposits from banking clients, to be equal to the amount payable on demand as of the balance sheet date.

Accrued expenses and other liabilities – Financial instruments included in accrued expenses and other liabilities consist of drafts payable and certain amounts due under contractual obligations which are short-term in nature and accordingly are recorded at amounts that approximate fair value.

Long-term debt includes Senior Notes, Senior Medium-Term Notes, Series A, Junior Subordinated Notes, and a finance lease obligation. The fair values of the Senior Notes, Senior Medium-Term Notes, Series A, and Junior Subordinated Notes are estimated using indicative, non-binding quotes from independent brokers. The Company validates indicative prices for its debt through comparison to other independent non-binding quotes. The finance lease obligation is recorded at carrying value, which approximates fair value.

Firm commitments to extend credit – The Company extends credit to banking clients through HELOC and personal loans secured by securities. The Company considers the fair value of these unused commitments to be not material because the interest rates earned on these balances are based on market interest rate indices and reset monthly. Future utilization of HELOC and personal loan commitments will earn a then-current market interest rate. The Company does not charge a fee to maintain a HELOC or personal loan.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The following table presents the fair value hierarchy for financial instruments not recorded at fair value at March 31, 2012:

	XXXXXXX	XXXXXXX	XXXXXXX	XXXXXXX	XXXXXXX
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets:
Cash and cash equivalents	$6,175	$—	$6,175	$—	$6,175
Cash and investments segregated and on deposit for regulatory purposes	22,380	—	22,380	—	22,380
Receivables from brokers, dealers, and clearing organizations	588	—	588	—	588
Receivables from brokerage clients – net	11,207	—	11,207	—	11,207
Securities held to maturity:
U.S. agency residential mortgage-backed securities	14,658	—	15,029	—	15,029
Other securities	297	—	298	—	298

Total securities held to maturity	14,955	—	15,327	—	15,327
Loans to banking clients – net:
Residential real estate mortgages	5,560	—	5,692	—	5,692
Home equity lines of credit	3,439	—	3,354	—	3,354
Personal loans secured by securities	742	—	742	—	742
Other	19	—	19	—	19

Total loans to banking clients – net	9,760	—	9,807	—	9,807
Loans held for sale	52	—	54	—	54
Other assets	63	—	63	—	63

Total	$65,180	$—	$65,601	$—	$65,601

Liabilities:
Deposits from banking clients	$62,259	$—	$62,259	$—	$62,259
Payables to brokers, dealers, and clearing organizations	1,219	—	1,219	—	1,219
Payables to brokerage clients	36,357	—	36,357	—	36,357
Accrued expenses and other liabilities	524	—	524	—	524
Long-term debt	2,000	—	2,182	—	2,182

Total	$102,359	$—	$102,541	$—	$102,541

The following table presents the Company’s fair value estimates for financial instruments at December 31, 2011, excluding short-term financial assets and liabilities, for which carrying amounts approximate fair value, and excluding financial instruments recorded at fair value:

	Carrying Amount	Fair Value
Financial Assets:
Securities held to maturity	$15,108	$15,539
Loans to banking clients – net	$9,812	$9,671
Loans held for sale	$70	$73
Financial Liabilities:
Long-term debt	$2,001	$2,159

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

8.	Preferred Stock

The Company was authorized to issue 9,940,000 shares of preferred stock, $0.01 par value, at both March 31, 2012, and December 31, 2011. At March 31, 2012, the Company had 400,000 shares of preferred stock issued and outstanding and none issued and outstanding at December 31, 2011.

On January 26, 2012, the Company issued and sold 400,000 shares of fixed-to-floating rate non-cumulative perpetual preferred stock, Series A, $0.01 par value, with a liquidation preference of $1,000 per share (Series A Preferred Stock) for a total liquidation preference of $400 million. Net proceeds received from the sale were $394 million and are being used for general corporate purposes, including, without limitation, to support the Company’s balance sheet growth and the potential migration of certain client cash balances to deposit accounts at Schwab Bank. The Series A Preferred Stock has no stated maturity and has a fixed dividend rate of 7.000% until February 2022 and a floating rate equal to three-month LIBOR plus 4.820% thereafter. During the fixed rate period, dividends, if declared, will be payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on August 1, 2012 and ending on February 1, 2022. During the floating rate period, dividends, if declared, will be payable quarterly, in arrears, on February 1, May 1, August 1, and November 1 of each year, beginning on May 1, 2022. Dividends will not be cumulative. Under the terms of the Series A Preferred Stock, the Company’s ability to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock is subject to restrictions in the event that the Company does not declare and either pay or set aside a sum sufficient for payment of dividends on the Series A Preferred Stock for the immediately preceding dividend period. The Series A Preferred Stock is redeemable at the Company’s option, in whole or in part, on any dividend payment date on or after February 1, 2022, or, in whole but not in part, within 90 days following a regulatory capital treatment event as defined in its Certificate of Designations.

9.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) represents cumulative gains and losses that are not reflected in earnings. Accumulated other comprehensive income balances were:

	on securities available for sale	on securities available for sale	on securities available for sale
	Net unrealized gain on securities available for sale	Other	Total accumulated other comprehensive income
Balance at December 31, 2010	$17	$(1)	$16
Other net changes	17	1	18

Balance at March 31, 2011	$34	$—	$34

Balance at December 31, 2011	$10	$(2)	$8
Other net changes	67	1	68

Balance at March 31, 2012	$77	$(1)	$76

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

	Three Months Ended March 31,
	2012	2011
Net income available to common stockholders (1)	$195	$243

Weighted-average common shares outstanding — basic	1,272	1,203
Common stock equivalent shares related to stock incentive plans	1	4

Weighted-average common shares outstanding — diluted (2)	1,273	1,207

Basic EPS	$.15	$.20
Diluted EPS	$.15	$.20

(1)	Net income available to participating securities (unvested restricted shares) was not material for the first quarters of 2012 or 2011.
(2)	Antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS totaled 60 million and 39 million shares for the first quarters of 2012 and 2011, respectively.

11.	Regulatory Requirements

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution subsidiary, is a federal savings bank. CSC is subject to supervision and regulation by the Board of Governors of the Federal Reserve System and Schwab Bank is subject to supervision and regulation by the Office of the Comptroller of the Currency. CSC is currently not subject to specific statutory capital requirements, however CSC is required to serve as a source of strength for Schwab Bank. Under the “Dodd-Frank Wall Street Reform and Consumer Protection Act”, CSC will be subject to new minimum leverage and minimum risk-based capital ratio requirements that will be set by the Federal Reserve that are at least as stringent as the requirements generally applicable to insured depository institutions as of July 21, 2011.

Schwab Bank is required to maintain minimum capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. At March 31, 2012, CSC and Schwab Bank met the capital level requirements.

The regulatory capital and ratios for Schwab Bank at March 31, 2012, are as follows:

	Amount	Amount	Amount	Amount	Amount	Amount
	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$5,153	23.7%	$870	4.0%	$1,305	6.0%
Total Risk-Based Capital	$5,201	23.9%	$1,740	8.0%	$2,175	10.0%
Tier 1 Core Capital	$5,153	7.6%	$2,705	4.0%	$3,381	5.0%
Tangible Equity	$5,153	7.6%	$1,352	2.0%	N/A

N/A Not applicable.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Based on its regulatory capital ratios at March 31, 2012, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events since March 31, 2012, that management believes have changed Schwab Bank’s capital category.

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

Net capital and net capital requirements for Schwab and optionsXpress, Inc. at March 31, 2012, are as follows:

	Net Capital	% of Aggregate Debit Balances	Minimum Net Capital Required	2% of Aggregate Debit Balances	Net Capital in Excess of Required Net Capital	Net Capital in Excess of 5% of Aggregate Debit Balances

Schwab	$1,142	9%	$0.250	$251	$891	$516
optionsXpress, Inc.	$68	27%	$1	$5	$63	$56

12.	Segment Information

The Company structures its operating segments according to its various types of clients and the services provided to those clients. The Company’s two reportable segments are Investor Services and Institutional Services.

The Company evaluates the performance of its segments on a pre-tax basis, excluding items such as impairment charges on non-financial assets, discontinued operations, extraordinary items, and significant restructuring and other charges. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. There are no revenues from transactions with other segments within the Company.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

Financial information for the Company’s reportable segments is presented in the following table:

	Investor Services		Institutional Services		Unallocated		Total
Three Months Ended March 31,	2012	2011	2012	2011	2012	2011	2012	2011
Net Revenues:
Asset management and administration fees	$260	$276	$223	$226	$1	$—	$484	$502

Net interest revenue	365	373	69	63	—	—	434	436

Trading revenue	163	160	80	80	—	1	243	241
Other	27	20	20	19	(1)	—	46	39
Provision for loan losses	—	(3)	—	(1)	—	—	—	(4)
Net impairment losses on securities	(16)	(6)	(2)	(1)	—	—	(18)	(7)

Total net revenues	799	820	390	386	—	1	1,189	1,207

Expenses Excluding Interest	606	554	270	260	—	(1)	876	813

Income before taxes on income	$193	$266	$120	$126	$—	$2	$313	$394

Taxes on income							(118)	(151)

Net Income							$195	$243

13.	Subsequent Event

Subsequent to March 31, 2012, the Company entered into a confidential agreement to resolve a dispute with a vendor, and expects to record a pre-tax gain of $70 million subject to receipt of the funds in the second quarter of 2012.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key client activity and financial metrics in evaluating the Company’s financial position and operating performance. Results for the first quarters of 2012 and 2011 are:

	Three Months Ended March 31,		Percent Change
	2012	2011
Client Activity Metrics:
Net new client assets (1) (in billions)	$38.9	$23.0	69%
Client assets (in billions, at quarter end)	$1,833.5	$1,646.9	11%
Clients’ daily average trades (2) (in thousands)	476.2	472.5	1%

Company Financial Metrics:
Net revenues	$1,189	$1,207	(1%)
Expenses excluding interest	876	813	8%

Income before taxes on income	313	394	(21%)
Taxes on income	(118)	(151)	(22%)

Net income	$195	$243	(20%)

Earnings per share – diluted	$.15	$.20	(25%)
Net revenue (decline) growth from prior year	(1%)	23%
Pre-tax profit margin	26.3%	32.6%
Return on stockholders’ equity (annualized)	10%	15%
Annualized net revenue per average full-time equivalent employee (in thousands)	$340	$371	(8%)

(1)	Includes inflows of $12.0 billion in the first quarter of 2012 from a mutual fund clearing services client.
(2)

Amounts include revenue trades from commissions or principal mark-ups (i.e., fixed income), trades by clients in asset-based pricing relationships, and all commission-free trades, including Schwab Mutual Fund OneSource® funds and Exchange-Traded Funds, and other proprietary products.

The broad equity markets improved during the first quarter of 2012 compared to the first quarter of 2011 as the Nasdaq Composite Index, Dow Jones Industrial Average, and Standard & Poor’s 500 Index increased 11%, 7%, and 6%, respectively. The federal funds target rate remained unchanged at a range of zero to 0.25% during the first quarter and the average three-month Treasury Bill and 10-year Treasury yields decreased by 6 and 142 basis points to 0.06% and 2.02%, respectively, compared to the first quarter of 2011.

The Company’s ongoing success in building stronger client relationships and expanding client service capabilities helped deliver strong key client activity metrics during the first quarter of 2012 — core net new client assets, which exclude significant one-time flows, totaled $26.9 billion, the highest since the first quarter of 2008, and total client assets ended the quarter at a record $1.83 trillion, up 11% from the first quarter of 2011. In addition, clients’ daily average trades were 476,200 in the first quarter of 2012, slightly up on a year-over-year basis.

Net revenues were relatively flat in the first quarter of 2012 compared to the first quarter of 2011 primarily due to a decrease in asset management and administration fees and higher net impairment losses on securities, partially offset by an increase in other revenue. Asset management and administration fees decreased primarily due to a decrease in net money market mutual fund fees, partially offset by increases in other asset management and administration fees and revenue from the Company’s advice solutions. Net impairment losses in the Company’s non-agency residential mortgage-backed securities portfolio were higher primarily due to further credit deterioration of the securities’ underlying loans and an increase in projected default rates for modified loans. Other revenue increased primarily due to the inclusion of revenues relating to education services and other service fees from the optionsXpress Holdings, Inc. (optionsXpress) acquisition in September 2011. Net interest revenue was relatively flat year-over-year, reflecting higher balances of interest-earning assets offset by the effect of lower interest rate spreads during the first quarter of 2012 due to the continued low interest rate environment.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses excluding interest increased by 8% in the first quarter of 2012 compared to the first quarter of 2011 primarily due to increases in compensation and benefits, depreciation and amortization, and advertising and market development. Compensation and benefits expense increased primarily due to an increase in full-time employees. Depreciation and amortization and advertising and market development increased primarily due to the acquisition of optionsXpress. Overall, net income declined by 20% in the first quarter of 2012 compared to the first quarter of 2011.

In comparison to the fourth quarter of 2011, both the broad equity markets and interest rate environment improved in the first quarter of 2012 – the Nasdaq Composite Index, Standard & Poor’s 500 Index, and Dow Jones Industrial Average increased 19%, 12%, and 8%, respectively, and the average three-month Treasury Bill yield increased by 6 basis points to 0.06%, while the average 10-year Treasury yield was relatively flat at 2.02%. The improved environment combined with the Company’s strong key client activity metrics and ongoing expense discipline helped net revenues grow 7% and limit expense growth to 2%, resulting in a 20% increase in net income for the first quarter of 2012 from the fourth quarter of 2011.

Equity Offering

On January 26, 2012, the Company issued and sold 400,000 shares of fixed-to-floating rate non-cumulative perpetual preferred stock, Series A, $0.01 par value, with a liquidation preference of $1,000 per share. Net proceeds received from the sale were $394 million and are being used for general corporate purposes, including, without limitation, to support the Company’s balance sheet growth and the potential migration of certain client cash balances to deposit accounts at Schwab Bank. For further discussion, see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 8. Preferred Stock.”

Subsequent Event

Subsequent to March 31, 2012, the Company entered into a confidential agreement to resolve a dispute with a vendor, and expects to record a pre-tax gain of $70 million subject to receipt of the funds in the second quarter of 2012.

CURRENT MARKET AND REGULATORY ENVIRONMENT AND OTHER DEVELOPMENTS

The low interest rate environment continues to constrain growth in the Company’s net revenues.

Interest rates remained at low levels during the first quarter of 2012, as the federal funds target rate was unchanged at a range of zero to 0.25% and the three-month Treasury Bill yield ranged from 0.01% to 0.12%. In addition, the average 10-year Treasury yield decreased to 2.02% during the first quarter from 3.44% in the first quarter of 2011. To the extent rates remain at these low levels, the Company’s net interest revenue will continue to be constrained, even as growth in average balances helps to increase such revenue. The low interest rate environment also affects asset management and administration fees. The overall yields on certain Schwab-sponsored money market mutual funds have remained at levels at or below the management fees on those funds. The Company continues to waive a portion of its management fees so that the funds can maintain a positive return to clients. These and other money market mutual funds may not be able to replace maturing securities with securities of equal or higher yields. As a result, the yields on such funds may remain around or decline from their current levels, and therefore below the management fees on those funds. To the extent this occurs, asset management and administration fees may be negatively affected.

The Company recorded net impairment charges of $18 million related to certain non-agency residential mortgage-backed securities in the first quarter of 2012 due to further credit deterioration of the securities’ underlying loans and an increase in projected default rates for modified loans. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional impairment charges.

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

RESULTS OF OPERATIONS

The following discussion presents an analysis of the Company’s results of operations for the first quarters of 2012 and 2011.

Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. Asset management and administration fees decreased, while net interest revenue and trading revenue were relatively flat in the first quarter of 2012 compared to the first quarter of 2011.

Three Months Ended March 31,		2012		2011
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Schwab money market funds before fee waivers	5%	$222		$211
Fee waivers	46%	(163)		(112)

Schwab money market funds after fee waivers	(40%)	59	5%	99	8%
Equity and bond funds	10%	32	3%	29	3%
Mutual Fund OneSource®	(3%)	166	14%	172	14%

Total mutual funds	(14%)	257	22%	300	25%
Advice solutions	8%	139	12%	129	11%
Other	21%	88	7%	73	6%

Asset management and administration fees	(4%)	484	41%	502	42%

Net interest revenue
Interest revenue	(2%)	472	40%	481	40%
Interest expense	(16%)	(38)	(3%)	(45)	(4%)

Net interest revenue	—	434	37%	436	36%

Trading revenue
Commissions	2%	229	19%	225	19%
Principal transactions	(13%)	14	1%	16	1%

Trading revenue	1%	243	20%	241	20%

Other	18%	46	4%	39	3%

Provision for loan losses	N/M	—	—	(4)	—

Net impairment losses on securities	157%	(18)	(2%)	(7)	(1%)

Total net revenues	(1%)	$1,189	100%	$1,207	100%

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

Asset management and administration fees decreased by $18 million, or 4%, in the first quarter of 2012 compared to the first quarter of 2011 primarily due to a decrease in mutual fund service fees, partially offset by increases in revenue from advice solutions and other asset management and administration fees.

Mutual fund service fees decreased by $43 million, or 14%, in the first quarter of 2012 compared to the first quarter of 2011 primarily due to a decrease in net money market mutual fund fees as a result of lower yields on fund assets, partially offset by growth in balances. Given the low interest rate environment in the first quarter of 2012, the overall yields on certain Schwab-sponsored money market mutual funds have remained at levels at or below the management fees on those funds.

Advice solutions fees increased by $10 million, or 8%, in the first quarter of 2012 compared to the first quarter of 2011 primarily due to higher average balances of client assets enrolled in retail advisory and managed account programs, which includes Windhaven®.

Other asset management and administration fees increased by $15 million, or 21%, in the first quarter of 2012 compared to the first quarter of 2011 primarily due to an increase in third-party mutual fund service fees.

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

The following table presents net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheet:

Three Months Ended March 31,	2012			2011
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$6,246	$4	0.26%	$4,955	$3	0.25%
Cash and investments segregated	26,847	10	0.15%	23,191	14	0.24%
Broker-related receivables (1)	315	—	0.09%	373	—	0.16%
Receivables from brokerage clients	10,200	106	4.18%	10,335	117	4.59%
Securities available for sale (2)	36,197	145	1.61%	25,016	106	1.72%
Securities held to maturity	14,972	99	2.66%	17,138	140	3.31%
Loans to banking clients	9,864	79	3.22%	9,009	75	3.38%
Loans held for sale	53	1	4.15%	113	1	3.59%

Total interest-earning assets	104,694	444	1.71%	90,130	456	2.05%

Other interest revenue		28			25

Total interest-earning assets	$104,694	$472	1.81%	$90,130	$481	2.16%

Funding sources:
Deposits from banking clients	$61,105	$10	0.07%	$50,329	$17	0.14%
Payables to brokerage clients	30,560	1	0.01%	27,055	1	0.01%
Long-term debt	2,001	27	5.43%	2,005	27	5.46%

Total interest-bearing liabilities	93,666	38	0.16%	79,389	45	0.23%

Non-interest-bearing funding sources	11,028			10,741

Total funding sources	$104,694	$38	0.14%	$90,130	$45	0.20%

Net interest revenue		$434	1.67%		$436	1.96%

(1)	Interest revenue was less than $500,000 in the period or periods presented.
(2)	Amounts have been calculated based on amortized cost.

Net interest revenue was relatively flat in the first quarter of 2012 compared to the first quarter of 2011, reflecting higher average balances of interest-earning assets offset by the effect of lower interest rate spreads due to the continued low interest rate environment. The growth in the average balance of deposits from banking clients funded the increase in the balance of securities available for sale.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Trading revenue was relatively flat in the first quarter of 2012 compared to the first quarter of 2011. Daily average revenue trades remained relatively flat in the first quarter of 2012 due to a lower volume of equity and mutual fund trades, offset by a higher volume of option and future trades as a result of the inclusion of optionsXpress. Average revenue per revenue trade increased 2% in the first quarter of 2012 due to higher revenue per trade for equities and mutual funds, offset by lower revenue per trade for options and futures.

	Three Months Ended		Percent Change
	March 31,
	2012	2011
Daily average revenue trades (in thousands) (1)	318.4	319.9	—
Number of trading days	62.0	62.0	—
Average revenue earned per revenue trade	$12.35	$12.12	2%

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

Other Revenue

Other revenue includes software fee revenue from the Company’s portfolio management services, education services revenue, exchange processing fee revenue, gains on sales of mortgage loans, and other service fee revenues. Other revenue increased by $7 million, or 18%, in the first quarter of 2012 compared to the first quarter of 2011 primarily due to the inclusion of revenues relating to education services and other service fees from the optionsXpress acquisition.

Net Impairment Losses on Securities

Net impairment losses in the Company’s non-agency residential mortgage-backed securities portfolio were $18 million and $7 million in the first quarters of 2012 and 2011, respectively. These charges were higher in the first quarter of 2012 primarily due to further credit deterioration of the securities’ underlying loans and an increase in projected default rates for modified loans. For further discussion, see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 4. Securities Available for Sale and Securities Held to Maturity.”

Expenses Excluding Interest

As shown in the table below, expenses excluding interest increased in the first quarter of 2012 compared to the first quarter of 2011 primarily due to increases in compensation and benefits, depreciation and amortization, and advertising and market development.

	Three Months Ended		Percent Change
	March 31,
	2012	2011
Compensation and benefits	$465	$437	6%
Professional services	96	92	4%
Occupancy and equipment	76	71	7%
Advertising and market development	67	60	12%
Communications	58	56	4%
Depreciation and amortization	48	35	37%
Other	66	62	6%

Total expenses excluding interest	$876	$813	8%

Expenses as a percentage of total net revenues:
Total expenses excluding interest	74%	67%
Advertising and market development	6%	5%

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Compensation and Benefits

Compensation and benefits expense includes salaries and wages, incentive compensation, and related employee benefits and taxes. Incentive compensation includes variable compensation, discretionary bonus costs, and stock-based compensation. Variable compensation includes payments to certain individuals based on their sales performance. Discretionary bonus costs are based on the Company’s overall performance as measured by earnings per share, and therefore will fluctuate with this measure. Stock-based compensation primarily includes employee and board of director stock options, restricted stock units, and restricted stock awards.

Compensation and benefits expense increased by $28 million, or 6%, in the first quarter of 2012 compared to the first quarter of 2011 primarily due to increases in salaries and wages and incentive compensation. The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended March 31,		Percent Change
	2012	2011
Salaries and wages	$271	$251	8%
Incentive compensation	116	110	5%
Employee benefits and other	78	76	3%

Total compensation and benefits expense	$465	$437	6%

Compensation and benefits expense as a percentage of total net revenues:
Salaries and wages	23%	21%
Incentive compensation	10%	9%
Employee benefits and other	6%	6%

Total compensation and benefits expense	39%	36%

Full-time equivalent employees (in thousands) (1)
At quarter end	14.0	13.1	7%
Average	14.0	13.0	8%

(1)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

Salaries and wages increased in the first quarter of 2012 compared to the first quarter of 2011 primarily due to an increase in full-time employees, which was partially due to the addition of full-time employees from the optionsXpress acquisition. Incentive compensation increased in the first quarter of 2012 compared to the first quarter of 2011 primarily due to higher variable compensation.

Expenses Excluding Compensation and Benefits

Occupancy and equipment expense increased in the first quarter of 2012 compared to the first quarter of 2011 primarily due to an increase in software maintenance expense relating to the Company’s information technology systems.

Advertising and market development expense increased in the first quarter of 2012 compared to the first quarter of 2011 primarily due to higher spending on customer promotions and seminars.

Depreciation and amortization expense increased in the first quarter of 2012 compared to the first quarter of 2011 primarily due to higher amortization of intangible assets relating to the optionsXpress acquisition.

Taxes on Income

The Company’s effective income tax rate on income before taxes was 37.7% and 38.3% for the first quarters of 2012 and 2011, respectively.

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

Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services			Institutional Services
Three Months Ended March 31,	Percent Change	2012	2011	Percent Change	2012	2011
Net Revenues:
Asset management and administration fees	(6%)	$260	$276	(1%)	$223	$226
Net interest revenue	(2%)	365	373	10%	69	63
Trading revenue	2%	163	160	—	80	80
Other	35%	27	20	5%	20	19
Provision for loan losses	(100%)	—	(3)	(100%)	—	(1)
Net impairment losses on securities	167%	(16)	(6)	100%	(2)	(1)

Total net revenues	(3%)	799	820	1%	390	386

Expenses Excluding Interest	9%	606	554	4%	270	260

Income before taxes on income	(27%)	$193	$266	(5%)	$120	$126

	Unallocated			Total
Three Months Ended March 31,	Percent Change	2012	2011	Percent Change	2012	2011
Net Revenues:
Asset management and administration fees	N/M	$1	$—	(4%)	$484	$502
Net interest revenue	N/M	—	—	—	434	436
Trading revenue	N/M	—	1	1%	243	241
Other	N/M	(1)	—	18%	46	39
Provision for loan losses	N/M	—	—	(100%)	—	(4)
Net impairment losses on securities	N/M	—	—	157%	(18)	(7)

Total net revenues	N/M	—	1	(1%)	1,189	1,207

Expenses Excluding Interest	N/M	—	(1)	8%	876	813

Income before taxes on income	N/M	$—	$2	(21%)	$313	$394

Taxes on income				(22%)	(118)	(151)

Net Income				(20%)	$195	$243

N/M Not meaningful.

Investor Services

Net revenues decreased by $21 million, or 3%, in the first quarter of 2012 compared to the first quarter of 2011 primarily due to a decrease in asset management and administration fees and higher net impairment losses on securities, partially offset by an increase in other revenue. Asset management and administration fees decreased primarily due to a decrease in net money market mutual fund fees, partially offset by an increase in revenue from the Company’s advice solutions relating to Windhaven. Net impairment losses in the Company’s non-agency residential mortgage-backed securities portfolio were higher primarily due to further credit deterioration of the securities’ underlying loans and an increase in projected default

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

rates for modified loans. Other revenue increased primarily due to the inclusion of revenues relating to education services and other service fees from the optionsXpress acquisition in September 2011. Expenses excluding interest increased by $52 million, or 9%, in the first quarter of 2012 compared to the first quarter of 2011 primarily due to increases in compensation and benefits, depreciation and amortization, professional services, and advertising and market development.

Institutional Services

Net revenues were relatively flat in the first quarter of 2012 compared to the first quarter of 2011 primarily due to an increase in net interest revenue, partially offset by a decrease in asset management and administration fees. Net interest revenue increased primarily due to higher average balances of interest-earning assets during the quarter, partially offset by the effect of lower interest rate spreads due to the continued low interest rate environment. Asset management and administration fees decreased primarily due to a decrease in net money market mutual fund fees, partially offset by an increase in other asset management and administration fees resulting from higher third-party mutual fund service fees. Expenses excluding interest increased by $10 million, or 4%, in the first quarter of 2012 compared to the first quarter of 2011 primarily due to increases in compensation and benefits and occupancy and equipment.

LIQUIDITY AND CAPITAL RESOURCES

CSC conducts substantially all of its business through its wholly-owned subsidiaries. The Company’s capital structure is designed to provide each subsidiary with capital and liquidity to meet its operational needs and regulatory requirements.

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution, is a federal savings bank. CSC is subject to supervision and regulation by the Board of Governors of the Federal Reserve system and Schwab Bank is subject to supervision and regulation by the Office of the Comptroller of the Currency.

Liquidity

CSC

While CSC is not currently subject to specific statutory capital requirements, CSC is required to serve as a source of strength for Schwab Bank and must have the ability to provide financial assistance if Schwab Bank experiences financial distress. To manage capital adequacy, the Company currently utilizes a target Tier 1 Leverage Ratio, as defined by the Board of Governors of the Federal Reserve System, of at least 6%. At March 31, 2012, CSC’s Tier 1 Leverage Ratio was 6.5%.

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

On January 26, 2012, the Company completed an equity offering of 400,000 shares of its preferred stock under the Shelf Registration Statement. CSC’s preferred stock is rated Baa2 by Moody’s Investors Service (Moody’s), BBB+ by Standard & Poor’s Ratings Group (Standard & Poor’s), and BB+ by Fitch Ratings, Ltd (Fitch). For further discussion of the equity offering, see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 8. Preferred Stock.”

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

CSC has liquidity needs that arise from the funding of cash dividends, acquisitions, and investments, as well as its Senior Notes, Senior Medium-Term Notes, Series A (Medium-Term Notes), and Junior Subordinated Notes. The following are details of CSC’s long-term debt:

March 31, 2012	Par Outstanding	Maturity	Interest Rate	Moody’s	Standard & Poor’s	Fitch
Senior Notes	$1,450	2014 - 2020	4.45% to 4.950% fixed	A2	A	A
Medium-Term Notes	$250	2017	6.375% fixed	A2	A	A
Junior Subordinated Notes (1)	$202	2067	7.50% fixed until 2017, floating thereafter	Baa1	BBB+	BBB-

(1)	The Junior Subordinated Notes themselves are not rated, however, the trust preferred securities related to these Junior Subordinated Notes are rated.

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no borrowings of Commercial Paper Notes outstanding at March 31, 2012. CSC’s ratings for these short-term borrowings are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of 11 banks, which is scheduled to expire in June 2012. This facility replaced a similar facility that expired in June 2011 and was unused during the first quarter of 2012. The funds under this facility are available for general corporate purposes, including repayment of the Commercial Paper Notes discussed above. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity. At March 31, 2012, the minimum level of stockholders’ equity required under this facility was $5.1 billion (CSC’s stockholders’ equity at March 31, 2012 was $8.3 billion). Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $670 million of the $795 million uncommitted, unsecured bank credit lines discussed below, that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used by CSC during the first quarter of 2012.

In addition, Schwab provides CSC with a $1.0 billion credit facility, maturing December 2014. There were no funds drawn under this facility at March 31, 2012.

Schwab

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings from CSC, paying cash dividends, or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At March 31, 2012, Schwab’s net capital was $1.1 billion (9% of aggregate debit balances), which was $891 million in excess of its minimum required net capital and $516 million in excess of 5% of aggregate debit balances.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $34.3 billion and $33.5 billion at March 31, 2012 and December 31, 2011, respectively. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab.

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $99 million at March 31, 2012, is being reduced by a portion of the lease payments over the remaining lease term of 13 years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of six banks totaling $795 million at March 31, 2012. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earning investments, and movements of cash to meet regulatory brokerage client cash segregation requirements. These lines were not used by Schwab during the first quarter of 2012.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured standby letter of credit agreements (LOCs) with seven banks in favor of the OCC aggregating $350 million at March 31, 2012. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At March 31, 2012, the aggregate face amount of these LOCs totaled $89 million. There were no funds drawn under any of these LOCs during the first quarter of 2012.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility, which is scheduled to expire in March 2014. The amount outstanding under this facility at March 31, 2012, was $245 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $2.5 billion credit facility, which is scheduled to expire in December 2014. Borrowings under this facility do not qualify as regulatory capital for Schwab. There were no funds drawn under this facility at March 31, 2012.

Schwab Bank

Schwab Bank is required to maintain capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. Based on its regulatory capital ratios at March 31, 2012, Schwab Bank is considered well capitalized. Schwab Bank’s regulatory capital and ratios at March 31, 2012, are as follows:

	$3,381	$3,381	$3,381	$3,381	$3,381	$3,381
	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$5,153	23.7%	$870	4.0%	$1,305	6.0%
Total Risk-Based Capital	$5,201	23.9%	$1,740	8.0%	$2,175	10.0%
Tier 1 Core Capital	$5,153	7.6%	$2,705	4.0%	$3,381	5.0%
Tangible Equity	$5,153	7.6%	$1,352	2.0%	N/A

N/A Not applicable.

Management has established a target Tier 1 Core Capital Ratio for Schwab Bank of at least 7.5%. Schwab Bank’s current liquidity needs are generally met through deposits from banking clients and equity capital.

The excess cash held in certain Schwab brokerage client accounts is swept into deposit accounts at Schwab Bank. At March 31, 2012, these balances totaled $41.9 billion.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, Schwab Bank has access to short-term funding through the Federal Reserve Bank (FRB) discount window. Amounts available under the FRB discount window are dependent on the fair value of certain of Schwab Bank’s securities available for sale and securities held to maturity that are pledged as collateral. Schwab Bank maintains policies and procedures necessary to access this funding and tests discount window borrowing procedures annually. At March 31, 2012, $1.9 billion was available under this arrangement. There were no funds drawn under this arrangement during the first quarter of 2012.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System. Amounts available under this facility are dependent on the amount of Schwab Bank’s residential real estate mortgages and home equity lines of credit (HELOCs) that are pledged as collateral. At March 31, 2012, $5.3 billion was available under this facility. There were no funds drawn under this facility during the first quarter of 2012.

CSC provides Schwab Bank with a $100 million short-term credit facility, which is scheduled to expire in December 2014. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. There were no funds drawn under this facility during the first quarter of 2012.

optionsXpress

optionsXpress, Inc., a wholly-owned subsidiary of optionsXpress, is a registered broker-dealer and is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit optionsXpress, Inc. from paying cash dividends or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At March 31, 2012, optionsXpress, Inc.’s net capital was $68 million (27% of aggregate debit balances), which was $63 million in excess of its minimum required net capital and $56 million in excess of 5% of aggregate debit balances.

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

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $1.4 billion at March 31, 2012. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for optionsXpress, Inc.

CSC provides optionsXpress, Inc. with a $100 million credit facility, which is scheduled to expire in December 2014. Borrowings under this facility do not qualify as regulatory capital for optionsXpress, Inc. There were no borrowings outstanding under this facility at March 31, 2012.

optionsXpress has a term loan with CSC, of which $107 million was outstanding at March 31, 2012, and matures in December 2014.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio not to exceed 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at March 31, 2012, was $10.3 billion, up $622 million, or 6%, from December 31, 2011. At March 31, 2012, the Company had long-term debt of $2.0 billion, or 19% of total financial capital, that bears interest at a weighted-average rate of 5.24%. At December 31, 2011, the Company had long-term debt of $2.0 billion, or 21% of total financial capital. The Company repaid $1 million of long-term debt in the first quarter of 2012.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company’s cash position (reported as cash and cash equivalents on its condensed consolidated balance sheet) and cash flows are affected by changes in brokerage client cash balances and the associated amounts required to be segregated under regulatory guidelines. Timing differences between cash and investments actually segregated on a given date and the amount required to be segregated for that date may arise in the ordinary course of business, and are addressed by the Company in accordance with applicable regulations. Other factors which affect the Company’s cash position and cash flows include investment activity in securities, levels of capital expenditures, acquisition and divestiture activity, banking client deposit activity, brokerage and banking client loan activity, financing activity in long-term debt, payments of dividends, and repurchases and issuances of CSC’s preferred and common stock. The combination of these factors can cause significant fluctuations in the cash position during specific time periods.

Equity Offering

On January 26, 2012, the Company issued and sold 400,000 shares of fixed-to-floating rate non-cumulative perpetual preferred stock, Series A, $0.01 par value, with a liquidation preference of $1,000 per share (Series A Preferred Stock). Net proceeds received from the sale were $394 million and are being used for general corporate purposes, including, without limitation, to support the Company’s balance sheet growth and the potential migration of certain client cash balances to deposit accounts at Schwab Bank. For further discussion, see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 8. Preferred Stock.”

Capital Expenditures

The Company’s capital expenditures were $34 million and $37 million in the first quarters of 2012 and 2011, respectively. Capital expenditures in the first quarter of 2012 were primarily for capitalized costs for developing internal-use software, software and equipment relating to the Company’s information technology systems, and leasehold improvements. Capital expenditures in the first quarter of 2011 were primarily for software and equipment relating to the Company’s information technology systems and leasehold improvements. Capitalized costs for developing internal-use software were $14 million and $7 million in the first quarters of 2012 and 2011, respectively.

Dividends

CSC paid common stock cash dividends of $77 million ($0.06 per share) and $72 million ($0.06 per share) in the first quarters of 2012 and 2011, respectively.

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

Share Repurchases

There were no repurchases of CSC’s common stock in the first quarters of 2012 or 2011. As of March 31, 2012, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock, which does not have an expiration date.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Off-Balance Sheet Arrangements

The Company enters into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of its clients. These arrangements include firm commitments to extend credit. Additionally, the Company enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For discussion on the Company’s off-balance sheet arrangements, see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 6. Commitments and Contingencies.”

RISK MANAGEMENT

The Company’s business activities expose it to a variety of risks, including technology, operations, credit, market, liquidity, legal, and reputational risk. Identification and management of these risks are essential to the success and financial soundness of the Company.

For a discussion on risks that the Company faces and the policies and procedures for risk identification, assessment, and management, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. For updated information on the Company’s credit risk and concentration risk exposures, see below. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” for additional information relating to market risk.

Risk is inherent in the Company’s business. Consequently, despite the Company’s efforts to identify areas of risk and implement risk management policies and procedures, there can be no assurance that the Company will not suffer unexpected losses due to operating or other risks.

Credit Risk Exposures

The Company has exposure to credit risk associated with the Company’s loans to banking clients. The Company’s mortgage loan portfolios primarily include first lien residential real estate mortgage loans (First Mortgage) of $5.6 billion and HELOCs of $3.5 billion at March 31, 2012.

The Company’s First Mortgage portfolio underwriting requirements are generally consistent with the underwriting requirements in the secondary market for loan portfolios. The Company’s guidelines include maximum loan-to-value (LTV) ratios, cash out limits, and minimum Fair Isaac & Company (FICO) credit scores. The specific guidelines are dependent on the individual characteristics of a loan (for example, whether the property is a primary or secondary residence, whether the loan is for investment property, whether the loan is for an initial purchase of a home or refinance of an existing home, and whether the loan is conforming or jumbo). These credit underwriting standards have limited the exposure to the types of loans that experienced high foreclosures and loss rates elsewhere in the industry in recent years. There have been no significant changes to the LTV ratio or FICO credit score guidelines related to the Company’s First Mortgage or HELOC portfolios during the first quarter of 2012. At March 31, 2012, the weighted-average originated LTV ratios were 60% and 59% for the First Mortgage and HELOC portfolios, respectively. The computation of the origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At March 31, 2012, 22% of HELOCs ($748 million of the HELOC portfolio) were in a first lien position. The weighted-average originated FICO credit scores were 765 and 768 for the First Mortgage and HELOC portfolios, respectively.

The Company does not offer loans that allow for negative amortization and does not originate or purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO credit score of less than 620 at origination), unless the borrower has compensating credit factors. At March 31, 2012, approximately 1% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with FICO credit scores of less than 620.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

	March 31, 2012	December 31, 2011
Loan delinquencies (1)	0.76%	0.81%
Nonaccrual loans	0.48%	0.53%
Allowance for loan losses	0.51%	0.55%

(1)	Loan delinquencies are defined as loans that are 30 days or more past due.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios, whose fair values totaled $37.8 billion and $15.3 billion at March 31, 2012, respectively. These portfolios include U.S. agency and non-agency residential mortgage-backed securities, certificates of deposit, corporate debt securities, U.S. agency notes, and asset-backed and other securities. U.S. agency residential mortgage-backed securities do not have explicit credit ratings, however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government-sponsored enterprises. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined by the Company as loans to borrowers with a FICO credit score of 620 or higher at origination), and “Alt-A” (defined by the Company as Prime loans with reduced documentation at origination).

Residential mortgage-backed securities, particularly Alt-A securities, experienced continued credit deterioration in the first quarter of 2012, including increased payment delinquency rates and losses on foreclosures of underlying mortgages. For a discussion of the impact of current market conditions on residential mortgage-backed securities, see “Current Market and Regulatory Environment.” At March 31, 2012, non-agency residential mortgage-backed securities consisted of 3%, based on amortized cost, of total residential mortgage-backed securities. These securities were originated between 2003 and 2007. At March 31, 2012, all of the corporate debt securities and non-mortgage asset-backed securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard & Poor’s rating of “BBB-” or higher).

Concentration Risk Exposures

The Company has exposure to concentration risk when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry.

The fair value of the Company’s investments in residential mortgage-backed securities totaled $39.5 billion at March 31, 2012. Of these, $38.7 billion were U.S. agency securities and $859 million were non-agency securities. The U.S. agency securities are included in securities available for sale and securities held to maturity and the non-agency securities are included in securities available for sale. Included in non-agency residential mortgage-backed securities are securities collateralized by Alt-A loans. At March 31, 2012, the amortized cost and fair value of Alt-A mortgage-backed securities were $361 million and $281 million, respectively.

The Company’s investments in corporate debt securities and commercial paper totaled $6.0 billion at March 31, 2012, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, securities held to maturity, cash and investments segregated and on deposit for regulatory purposes, cash and cash equivalents, and other securities owned in the Company’s condensed consolidated balance sheets. At March 31, 2012, the Company held $1.0 billion of corporate debt securities issued by financial institutions and guaranteed under the FDIC Temporary Liquidity Guarantee Program.

The Company’s loans to banking clients include $5.6 billion of adjustable rate first lien residential real estate mortgage loans at March 31, 2012. The Company’s adjustable rate mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 55% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 65% of these interest-only loans are not scheduled to reset for three or more years. The Company’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates. At March 31, 2012, 44% of the residential real estate mortgages and 50% of the HELOC balances were secured by properties which are located in California.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company also has exposure to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. The fair value of U.S. Government and agency securities held as collateral for resale agreements totaled $18.2 billion at March 31, 2012.

European Holdings

The Company has exposure to non-sovereign financial institutions in Europe. The following table shows the amortized cost and fair values of cash equivalents, cash and investments segregated and on deposit for regulatory purposes, securities available for sale, and securities held to maturity by each country in Europe in which the issuer or counterparty is domiciled. The Company has no direct exposure to sovereign governments in Europe. The Company does not have unfunded commitments to counterparties in Europe, nor does it have exposure as a result of credit default protection purchased or sold separately as of March 31, 2012.

	Fair Value as of March 31, 2012
	Denmark(1)	France	Germany	Netherlands	Norway	Sweden	Switzerland	United Kingdom(1)	Total
Cash equivalents:
Time deposits	$—	$746	$—	$—	$200	$—	$—	$300	$1,246
Commercial paper	—	100	—	—	—	—	—	—	100

Cash and investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	—	—	—	100	—	—	—	100
Trust deposits	—	—	400	—	—	—	—	—	400

Securities available for sale:
Certificates of deposit	—	200	150	300	—	500	551	700	2,401
Corporate debt securities	213	—	—	192	—	100	—	746	1,251

Securities held to maturity:
Corporate debt securities	—	—	—	—	—	117	98	—	215

Total fair value	$213	$1,046	$550	$492	$300	$717	$649	$1,746	$5,713

Total amortized cost	$212	$1,046	$550	$492	$300	$716	$650	$1,745	$5,711

Maturities:
Overnight	$—	$846	$400	$—	$200	$—	$—	$300	$1,746
1 day – < 6 months	—	—	—	200	100	117	175	650	1,242
6 months – < 1 year	—	200	150	70	—	200	175	501	1,296
1 year – 2 years	213	—	—	122	—	400	201	250	1,186
> 2 years	—	—	—	100	—	—	98	45	243

Total fair value	$213	$1,046	$550	$492	$300	$717	$649	$1,746	$5,713

(1)	Certain of the exposures in Denmark and the United Kingdom are also backed by the full faith and credit of the Denmark and United Kingdom governments.

In addition to the direct holdings of European companies listed above, the Company also has indirect exposure to Europe through its investments in Schwab sponsored money market funds (collectively, the Funds) resulting from clearing activities. At March 31, 2012, the Company had $178 million in investments in these Funds. Certain of the Funds’ positions include certificates of deposits, time deposits, commercial paper and corporate debt securities issued by counterparties in Europe.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

CRITICAL ACCOUNTING ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no changes to these critical accounting estimate categories during the first quarter of 2012.

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

•

the launch of the HELOC portion of Schwab Bank’s co-branded loan origination program with Quicken Loans, Inc. (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 5. Loans to Banking Clients and Related Allowance for Loan Losses”);

•

the impact of changes in the likelihood of guarantee payment obligations on the Company’s results of operations (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 6. Commitments and Contingencies”);

•

the impact of legal proceedings and regulatory matters (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 6. Commitments and Contingencies” and “Part II – Other Information – Item 1 – Legal Proceedings”);

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

Important factors that may cause actual results to differ include, but are not limited to:

•	changes in general economic and financial market conditions;

•	changes in revenues and profit margin due to changes in interest rates;

•	the Company’s ability to attract and retain clients and grow client assets and relationships;

•	the Company’s ability to develop and launch new products, services and capabilities in a timely and successful manner;

•	fluctuations in client asset values due to changes in equity valuations;

•	the Company’s ability to monetize client assets;

•	the performance or valuation of securities available for sale and securities held to maturity;

•	trading activity;

•	the level of interest rates, including yields available on money market mutual fund eligible instruments;

•	potential breaches of contractual terms for which the Company has guarantee obligations;

•	adverse developments in litigation or regulatory matters;

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

•	amounts recovered on insurance policies;

•	the extent of any charges associated with litigation and regulatory matters;

•	the adverse impact of financial reform legislation and related regulations;

•	the amount of loans to the Company’s brokerage and banking clients;

•	the level of the Company’s stock repurchase activity;

•	capital needs;

•	level of expenses;

•	acquisition integration costs;

•	the level of brokerage client cash balances and deposits from banking clients; and

•	the availability and terms of external financing.

Certain of these factors, as well as general risk factors affecting the Company, are discussed in greater detail in “Part I –Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and “Part II – Other Information – Item 1A – Risk Factors.”

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

Net interest revenue is affected by various factors, such as the distribution and composition of interest-earning assets and interest-bearing liabilities, the spread between yields earned on interest-earning assets and rates paid on interest-bearing liabilities, which may reprice at different times or by different amounts, and the spread between short and long-term interest rates. Interest-earning assets include residential real estate loans and mortgage-backed securities. These assets are sensitive to changes in interest rates and to changes to prepayment levels, which tend to increase in a declining rate environment.

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

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in market interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months beginning March 31, 2012, and December 31, 2011.

	March 31,	December 31,
	2012	2011
Increase of 100 basis points	16.3%	19.1%
Decrease of 100 basis points	(6.0%)	(8.1%)

The sensitivities shown in the simulation reflect the fact that short-term interest rates in the first quarter of 2012 remained at historically low levels, including the federal funds target rate, which was unchanged at a range of zero to 0.25%. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources in a declining interest rate scenario. A decline in interest rates could therefore negatively impact the yield on the Company’s investment portfolio to a greater degree than any offsetting reduction in interest expense, further compressing net interest margin. Any increases in short-term interest rates result in a greater impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CHARLES SCHWAB CORPORATION

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see “Part I – Financial Information – Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 6. Commitments and Contingencies.”

Item 1A.	Risk Factors

During the first quarter of 2012, there have been no material changes to the risk factors in “Part I – Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the first quarter of 2012:

	of Shares Purchased	of Shares Purchased	of Shares Purchased	of Shares Purchased
Month	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	3	$11.65	N/A	N/A
February:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	8	$12.64	N/A	N/A
March:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	20	$14.27	N/A	N/A

Total:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	31	$13.58	N/A	N/A

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

(2)

Includes restricted shares withheld (under the terms of grants under employee stock incentive plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Company may receive shares delivered or attested to pay the exercise price and/or to satisfy tax withholding obligations by employees who exercise stock options (granted under employee stock incentive plans), which are commonly referred to as stock swap exercises.

Item 3.	Defaults Upon Senior Securities

None.

THE CHARLES SCHWAB CORPORATION

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

THE CHARLES SCHWAB CORPORATION

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit

3.15	Certificate of Designations of Fixed to Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A of The Charles Schwab Corporation, filed as Exhibit 3.15 to the Registrant’s Form 8-K dated January 24, 2012 and incorporated herein by reference.

10.348	Separation Agreement, General Release and Waiver of Claims by and between Mr. Brigeman and the Company, filed as Exhibit 10.348 to the Registrant’s Form 8-K dated March 7, 2012 and incorporated herein by reference.	(1)

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

101.INS	XBRL Instance Document	(3)

101.SCH	XBRL Taxonomy Extension Schema	(3)

101.CAL	XBRL Taxonomy Extension Calculation	(3)

101.DEF	XBRL Extension Definition	(3)

101.LAB	XBRL Taxonomy Extension Label	(3)

101.PRE	XBRL Taxonomy Extension Presentation	(3)

(1)	Management contract or compensatory plan.

(2)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

(3)	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	May 7, 2012	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Executive Vice President and Chief Financial Officer