Form 10-Q
period 2012-06-30
SCHWAB CHARLES CORP
filed 2012-08-06
CIK 316709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

1,274,106,165 shares of $.01 par value Common Stock

Outstanding on July 24, 2012

THE CHARLES SCHWAB CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2012

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Revenues
Asset management and administration fees	$496	$502	$980	$1,004

Interest revenue	497	496	969	977
Interest expense	(39)	(45)	(77)	(90)

Net interest revenue	458	451	892	887

Trading revenue	219	205	462	446
Other	121	35	167	74
Provision for loan losses	(4)	(1)	(4)	(5)
Net impairment losses on securities (1)	(7)	(2)	(25)	(9)

Total net revenues	1,283	1,190	2,472	2,397

Expenses Excluding Interest
Compensation and benefits	446	430	911	867
Professional services	93	92	189	184
Occupancy and equipment	80	73	156	144
Advertising and market development	57	51	124	111
Communications	55	54	113	110
Depreciation and amortization	48	33	96	68
Class action litigation and regulatory reserve	—	7	—	7
Other	72	64	138	126

Total expenses excluding interest	851	804	1,727	1,617

Income before taxes on income	432	386	745	780
Taxes on income	157	148	275	299

Net Income	275	238	470	481

Preferred stock dividends	14	—	14	—

Net Income Available to Common Stockholders	$261	$238	$456	$481

Weighted-Average Common Shares Outstanding — Diluted	1,274	1,210	1,273	1,208

Earnings Per Common Share — Basic	$.20	$.20	$.36	$.40
Earnings Per Common Share — Diluted	$.20	$.20	$.36	$.40

(1)

Net impairment losses on securities include total other-than-temporary impairment losses of $12 million and $11 million, net of $5 million and $9 million recognized in other comprehensive income, for the three months ended June 30, 2012 and 2011, respectively. Net impairment losses on securities include total other-than-temporary impairment losses of $14 million and $11 million, net of $(11) million and $2 million recognized in other comprehensive income, for the six months ended June 30, 2012 and 2011, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income	$275	$238	$470	$481
Other comprehensive income:
Change in net unrealized gain on securities available for sale:
Net unrealized gain	119	16	208	37
Reclassification of impairment charges included in earnings	7	2	25	9
Other reclassifications included in earnings	(1)	1	(1)	1
Income tax effect	(47)	(8)	(86)	(18)

Total other comprehensive income	78	11	146	29

Comprehensive Income	$353	$249	$616	$510

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except per share and share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$8,089	$8,679
Cash and investments segregated and on deposit for regulatory purposes (including resale agreements of $15,300 at June 30, 2012 and $17,899 at December 31, 2011)	22,723	26,034
Receivables from brokers, dealers, and clearing organizations	317	230
Receivables from brokerage clients — net	11,955	11,072
Other securities owned — at fair value	425	593
Securities available for sale	40,049	33,965
Securities held to maturity (fair value — $16,009 at June 30, 2012 and $15,539 at December 31, 2011)	15,506	15,108
Loans to banking clients — net	9,837	9,812
Loans held for sale	2	70
Equipment, office facilities, and property — net	677	685
Goodwill	1,165	1,161
Intangible assets — net	304	326
Other assets	767	818

Total assets	$111,816	$108,553

Liabilities and Stockholders’ Equity
Deposits from banking clients	$66,257	$60,854
Payables to brokers, dealers, and clearing organizations	1,332	1,098
Payables to brokerage clients	31,833	35,489
Accrued expenses and other liabilities	1,285	1,397
Long-term debt	1,999	2,001

Total liabilities	102,706	100,839

Stockholders’ equity:
Preferred stock — $.01 par value per share; aggregate liquidation preference of $885 at June 30, 2012 and $0 at December 31, 2011	863	—
Common stock — 3 billion shares authorized; $.01 par value per share; 1,487,543,446 shares issued	15	15
Additional paid-in capital	3,870	3,826
Retained earnings	8,280	7,978
Treasury stock, at cost — 213,494,172 shares at June 30, 2012 and 216,378,623 shares at December 31, 2011	(4,072)	(4,113)
Accumulated other comprehensive income	154	8

Total stockholders’ equity	9,110	7,714

Total liabilities and stockholders’ equity	$111,816	$108,553

See Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$470	$481
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Provision for loan losses	4	5
Net impairment losses on securities	25	9
Stock-based compensation	54	47
Depreciation and amortization	96	68
Premium amortization, net, on securities available for sale and securities held to maturity	98	37
Other	1	(9)
Originations of loans held for sale	(435)	(809)
Proceeds from sales of loans held for sale	505	954
Net change in:
Cash and investments segregated and on deposit for regulatory purposes	3,311	(1,093)
Receivables from brokers, dealers, and clearing organizations	(86)	(47)
Receivables from brokerage clients	(885)	(413)
Other securities owned	168	(80)
Other assets	49	(1)
Payables to brokers, dealers, and clearing organizations	212	(33)
Payables to brokerage clients	(3,656)	3,056
Accrued expenses and other liabilities	(163)	(254)

Net cash (used for) provided by operating activities	(232)	1,918

Cash Flows from Investing Activities
Purchases of securities available for sale	(14,114)	(7,167)
Proceeds from sales of securities available for sale	1,323	450
Principal payments on securities available for sale	6,904	3,548
Purchases of securities held to maturity	(3,029)	—
Principal payments on securities held to maturity	2,566	1,926
Net increase in loans to banking clients	(62)	(753)
Purchase of equipment, office facilities, and property	(76)	(77)
Other investing activities	—	6

Net cash used for investing activities	(6,488)	(2,067)

Cash Flows from Financing Activities
Net change in deposits from banking clients	5,403	1,749
Repayment of long-term debt	(3)	(3)
Net proceeds from preferred stock offerings	864	—
Dividends paid	(154)	(145)
Proceeds from stock options exercised and other	20	73
Other financing activities	—	10

Net cash provided by financing activities	6,130	1,684

(Decrease) Increase in Cash and Cash Equivalents	(590)	1,535
Cash and Cash Equivalents at Beginning of Period	8,679	4,931

Cash and Cash Equivalents at End of Period	$8,089	$6,466

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$74	$86
Income taxes	$221	$325

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

The accompanying unaudited condensed consolidated financial statements include CSC and its majority-owned subsidiaries (collectively referred to as the Company). Intercompany balances and transactions have been eliminated. These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make certain estimates and assumptions that affect the reported amounts in the accompanying financial statements. Certain estimates relate to other-than-temporary impairment of securities available for sale and securities held to maturity, valuation of goodwill, allowance for loan losses, and legal reserves. Actual results may differ from those estimates. These condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. These adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the 2012 presentation. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2.	New Accounting Standard

Adoption of New Accounting Standard

Testing Goodwill for Impairment: In September 2011, the Financial Accounting Standards Board issued new guidance allowing companies to consider qualitative factors before performing a quantitative assessment when determining whether goodwill is impaired, which was effective for goodwill impairment tests performed after January 1, 2012. Specifically, there is no longer a requirement to perform the two-step goodwill impairment test unless the entity determines that based on qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The adoption of this new guidance did not have a material impact on the Company’s financial position, results of operations, earnings per common share (EPS), or cash flows.

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

Under the terms of the merger agreement, optionsXpress stockholders received 1.02 shares of the Company’s common stock for each share of optionsXpress stock. As a result, the Company issued 59 million shares of the Company’s common stock valued at $710 million, based on the closing price of the Company’s common stock on September 1, 2011. The Company also assumed optionsXpress’ stock-based compensation awards valued at $4 million. In allocating the purchase price based on estimated fair values of assets and liabilities assumed as of the acquisition date, the Company preliminarily recorded $511 million of goodwill and $285 million of intangible assets. The allocation of the purchase price is preliminary and subject to further adjustment as information relative to closing date fair values and related tax balances are finalized. The results of optionsXpress’ operations have been included in the Company’s condensed consolidated statements of income

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

from the date of acquisition. The amounts of optionsXpress’ net revenues and net income for the second quarter of 2012 were $49 million and $6 million, respectively. The amounts of optionsXpress’ net revenues and net income for the first half of 2012 were $101 million and $8 million, respectively.

The following table presents pro forma financial information as if optionsXpress had been acquired prior to January 1, 2011. Pro forma net income reflects the impact of amortizing purchase accounting adjustments relating to intangible assets, net of tax, of $5 million and $10 million in the second quarter and first half of 2011, respectively.

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Net revenues	$1,249	$2,522
Net income	$242	$494
Basic EPS	$.19	$.39
Diluted EPS	$.19	$.39

The pro forma financial information above is presented for illustrative purposes only and is not necessarily indicative of the results that actually would have occurred had the acquisition been completed prior to January 1, 2011, nor is it indicative of the results of operations for future periods.

4.	Securities Available for Sale and Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale and securities held to maturity are as follows:

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$24,041	$354	$8	$24,387
Non-agency residential mortgage-backed securities	923	1	148	776
Certificates of deposit	5,348	11	3	5,356
Corporate debt securities	4,825	23	3	4,845
U.S. agency notes	100	1	—	101
Asset-backed and other securities	4,565	21	2	4,584

Total securities available for sale	$39,802	$411	$164	$40,049

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$15,227	$504	$1	$15,730
Other securities	279	1	1	279

Total securities held to maturity	$15,506	$505	$2	$16,009

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. agency residential mortgage-backed securities	$20,666	$269	$14	$20,921
Non-agency residential mortgage-backed securities	1,130	—	223	907
Certificates of deposit	3,623	2	3	3,622
Corporate debt securities	3,592	5	26	3,571
U.S. agency notes	1,795	5	—	1,800
Asset-backed and other securities	3,144	7	7	3,144

Total securities available for sale	$33,950	$288	$273	$33,965

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$14,770	$430	$2	$15,198
Other securities	338	3	—	341

Total securities held to maturity	$15,108	$433	$2	$15,539

A summary of securities with unrealized losses, aggregated by category and period of continuous unrealized loss, is as follows:

	Less than 12 months		12 months or longer		Total
June 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency residential mortgage-backed securities	$860	$4	$243	$4	$1,103	$8
Non-agency residential mortgage-backed securities	—	—	702	148	702	148
Certificates of deposit	321	2	399	1	720	3
Corporate debt securities	894	3	—	—	894	3
Asset-backed and other securities	1,555	2	—	—	1,555	2

Total	$3,630	$11	$1,344	$153	$4,974	$164

Securities held to maturity:
U.S. agency residential mortgage-backed securities	$116	$1	$—	$—	$116	$1
Other securities	99	1	—	—	99	1

Total	$215	$2	$—	$—	$215	$2

Total securities with unrealized losses (1)	$3,845	$13	$1,344	$153	$5,189	$166

(1)	The number of investment positions with unrealized losses totaled 170 for securities available for sale and 3 for securities held to maturity.

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

Unrealized losses in securities available for sale of $164 million as of June 30, 2012, were concentrated in non-agency residential mortgage-backed securities. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined as loans to borrowers with a Fair Isaac & Company credit score of 620 or higher at origination), and “Alt-A” (defined as Prime loans with reduced documentation at origination). At June 30, 2012, the amortized cost and fair value of Alt-A residential mortgage-backed securities were $343 million and $265 million, respectively.

Certain Alt-A and Prime residential mortgage-backed securities experienced continued credit deterioration in the first half of 2012, including increased payment delinquency rates and losses on foreclosures of underlying mortgages. In addition, the Company increased the projected default rates for modified loans in the first quarter of 2012. Based on the Company’s cash flow projections, management determined that it does not expect to recover all of the amortized cost of these securities and therefore determined that these securities were other-than-temporarily impaired (OTTI). The Company employs a buy and hold strategy relative to its mortgage-related securities, and does not intend to sell these securities and it will not be required to sell these securities before anticipated recovery of the unrealized losses on these securities. Further, the Company has adequate liquidity at June 30, 2012, with cash and cash equivalents totaling $8.1 billion, a loan-to-deposit ratio of 15%, adequate access to short-term borrowing facilities and regulatory capital ratios in excess of “well capitalized” levels. Because the Company does not intend to sell these securities and it is not “more likely than not” that the Company will be required to sell these securities, the Company recognized an impairment charge equal to the securities’ expected credit losses of $7 million and $25 million during the second quarter and first half of 2012, respectively. The expected credit losses were measured as the difference between the present value of expected cash flows and the amortized cost of the securities. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional impairment charges.

Actual credit losses on the Company’s residential mortgage-backed securities were not material during the second quarters or first halves of 2012 or 2011.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The following table is a rollforward of the amount of credit losses recognized in earnings for OTTI securities held by the Company during the period for which a portion of the impairment was recognized in other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$145	$103	$127	$96
Credit losses recognized into current period earnings on debt securities for which an other-than-temporary impairment was not previously recognized	4	2	5	2
Credit losses recognized into current period earnings on debt securities for which an other-than-temporary impairment was previously recognized	3	—	20	7

Balance at end of period	$152	$105	$152	$105

The maturities of securities available for sale and securities held to maturity at June 30, 2012, are as follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Securities available for sale:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$3,422	$20,965	$24,387
Non-agency residential mortgage-backed securities (1)	—	—	9	767	776
Certificates of deposit	3,575	1,781	—	—	5,356
Corporate debt securities	734	4,111	—	—	4,845
U.S. agency notes	—	101	—	—	101
Asset-backed and other securities	300	372	669	3,243	4,584

Total fair value	$4,609	$6,365	$4,100	$24,975	$40,049
Total amortized cost	$4,605	$6,338	$3,986	$24,873	$39,802

Securities held to maturity:
U.S. agency residential mortgage-backed securities (1)	$—	$—	$5,725	$10,005	$15,730
Other securities	117	162	—	—	279

Total fair value	$117	$162	$5,725	$10,005	$16,009
Total amortized cost	$117	$162	$5,521	$9,706	$15,506

(1)

Residential mortgage-backed securities have been allocated over maturity groupings based on final contractual maturities. Actual maturities will differ from final contractual maturities because borrowers on a certain portion of loans underlying these securities have the right to prepay their obligations.

Proceeds and gross realized gains (losses) from sales of securities available for sale are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Proceeds	$1,073	$250	$1,323	$450
Gross realized gains	$2	$1	$2	$1
Gross realized losses	$—	$—	$—	$—

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

5.	Loans to Banking Clients and Related Allowance for Loan Losses

The composition of loans to banking clients by loan segment is as follows:

	June 30, 2012	December 31, 2011
Residential real estate mortgages	$5,674	$5,596
Home equity lines of credit	3,408	3,509
Personal loans secured by securities	787	742
Other	19	19

Total loans to banking clients (1)	9,888	9,866
Allowance for loan losses	(51)	(54)

Total loans to banking clients – net	$9,837	$9,812

(1)	All loans are evaluated for impairment by loan segment.

Changes in the allowance for loan losses were as follows:

Three Months Ended	June 30, 2012			June 30, 2011
	Residential real estate mortgages	Home equity lines of credit	Total	Residential real estate mortgages	Home equity lines of credit	Total
Balance at beginning of period	$37	$13	$50	$37	$16	$53
Charge-offs	(1)	(2)	(3)	(3)	(2)	(5)
Recoveries	—	—	—	—	1	1
Provision for loan losses	(2)	6	4	—	1	1

Balance at end of period	$34	$17	$51	$34	$16	$50

Six Months Ended	June 30, 2012			June 30, 2011
	Residential real estate mortgages	Home equity lines of credit	Total	Residential real estate mortgages	Home equity lines of credit	Total
Balance at beginning of period	$40	$14	$54	$38	$15	$53
Charge-offs	(4)	(4)	(8)	(6)	(3)	(9)
Recoveries	1	—	1	—	1	1
Provision for loan losses	(3)	7	4	2	3	5

Balance at end of period	$34	$17	$51	$34	$16	$50

Included in the loan portfolio are nonaccrual loans totaling $47 million and $52 million at June 30, 2012 and December 31, 2011, respectively. There were no loans accruing interest that were contractually 90 days or more past due at June 30, 2012 or December 31, 2011. The amount of interest revenue that would have been earned on nonaccrual loans, versus actual interest revenue recognized on these loans, was not material to the Company’s results of operations in the first halves of 2012 or 2011. Nonperforming assets, which include nonaccrual loans and other real estate owned, totaled $52 million and $56 million at June 30, 2012 and December 31, 2011, respectively. The Company considers loan modifications in which it makes an economic concession to a borrower experiencing financial difficulty to be a troubled debt restructuring. Troubled debt restructurings were not material at June 30, 2012 or December 31, 2011.

In the first quarter of 2012, Schwab Bank launched a co-branded loan origination program for Schwab Bank clients (the Program) with Quicken Loans, Inc. (Quicken® Loans®). Pursuant to the Program, Quicken Loans originates and services loans for Schwab Bank clients and Schwab Bank sets the underwriting standards and pricing for those loans it intends to purchase for its portfolio. The first mortgage portion of the Program launched in March 2012 and these loans are included in the originated and purchased first mortgages loan class as of June 30, 2012, in the tables below. The home equity line of

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

credit (HELOC) portion of the Program was launched in May 2012. Under the Program, Schwab Bank purchases all HELOC loans to Schwab Bank clients that are originated by Quicken Loans.

The delinquency aging analysis by loan class is as follows:

June 30, 2012	Current	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total loans
Residential real estate mortgages:
Originated and purchased first mortgages	$5,458	$19	$3	$34	$56	$5,514
Other purchased first mortgages	153	2	1	4	7	160
Home equity lines of credit	3,392	5	2	9	16	3,408
Personal loans secured by securities	787	—	—	—	—	787
Other	19	—	—	—	—	19

Total loans to banking clients	$9,809	$26	$6	$47	$79	$9,888

December 31, 2011
Residential real estate mortgages:
Originated first mortgages	$5,380	$16	$2	$39	$57	$5,437
Purchased first mortgages	152	2	—	5	7	159
Home equity lines of credit	3,494	5	2	8	15	3,509
Personal loans secured by securities	741	1	—	—	1	742
Other	19	—	—	—	—	19

Total loans to banking clients	$9,786	$24	$4	$52	$80	$9,866

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

In addition to monitoring the delinquency characteristics as presented in the aging analysis in the previous table, the Company monitors the credit quality of residential real estate mortgages and HELOCs by stratifying the portfolios by the year of origination, borrower Fair Issac & Company (FICO) scores at origination, updated FICO scores, and loan-to-value ratios at origination (Origination LTV), as presented in the following tables. Borrowers’ FICO scores are provided by an independent third party credit reporting service and were last updated in June 2012.

	Residential real estate mortgages
June 30, 2012	Originated and purchased first mortgages	Other purchased first mortgages	Total	Home equity lines of credit
Year of origination
Pre-2008	$513	$58	$571	$1,243
2008	464	7	471	1,212
2009	415	8	423	384
2010	1,374	15	1,389	289
2011	1,824	68	1,892	223
2012	924	4	928	57

Total	$5,514	$160	$5,674	$3,408

Origination FICO
< 620	$10	$2	$12	$1
620 - 679	96	18	114	24
680 - 739	1,029	42	1,071	652
≥ 740	4,379	98	4,477	2,731

Total	$5,514	$160	$5,674	$3,408

Updated FICO
< 620	$55	$6	$61	$45
620 - 679	154	11	165	105
680 - 739	857	37	894	516
≥ 740	4,448	106	4,554	2,742

Total	$5,514	$160	$5,674	$3,408

Origination LTV (1)
≤ 70%	$3,586	$96	$3,682	$2,307
71% - 89%	1,903	55	1,958	1,063
≥ 90%	25	9	34	38

Total	$5,514	$160	$5,674	$3,408

(1)

The computation of the Origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At June 30, 2012, $746 million of $3.4 billion in HELOCs were in a first lien position.

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

The Company monitors the credit quality of personal loans secured by securities by reviewing the fair value of collateral to ensure adequate collateralization of at least 100% of the principal amount of the loans. All of these personal loans were fully collateralized by securities with fair values in excess of borrowing amounts at June 30, 2012 and December 31, 2011.

6.	Commitments and Contingencies

The Company has clients that sell (i.e., write) listed option contracts that are cleared by various clearing houses. The clearing houses establish margin requirements on these transactions. The Company partially satisfies the margin requirements by arranging unsecured standby letter of credit agreements (LOCs), in favor of the clearing houses, which are issued by multiple banks. At June 30, 2012, the aggregate face amount of these LOCs totaled $350 million. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs in favor of these brokerage clients, which are issued by multiple banks. At June 30, 2012, the aggregate face amount of these LOCs totaled $110 million. There were no funds drawn under any of these LOCs at June 30, 2012.

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

The Company believes it has strong defenses in all significant matters currently pending and is contesting liability and any damages claimed. Nevertheless, some of these matters may result in adverse judgments or awards, including penalties, injunctions or other relief, and the Company may also determine to settle a matter because of the uncertainty and risks of litigation. Described below are certain matters in which there is a reasonable possibility that a material loss could be incurred or where the matter may otherwise be of significant interest to stockholders. With respect to all other pending matters, based on current information and consultation with counsel, it does not appear that the outcome of any such matter could be material to the financial condition, operating results or cash flows of the Company. However, predicting the outcome of a litigation or regulatory matter is inherently difficult, requiring significant judgment and evaluation of various factors, including the procedural status of the matter and any recent developments; prior experience and the experience of others in similar cases; available defenses, including potential opportunities to dispose of a case on the merits or procedural grounds before trial (e.g., motions to dismiss or for summary judgment); the progress of fact discovery; the opinions of counsel and experts regarding potential damages; potential opportunities for settlement and the status of any settlement discussions; and potential insurance coverage and indemnification. Often, as in the case of the Auction Rate Securities Regulatory Inquiries and Total Bond Market Fund Litigation matters described below, it is not possible to reasonably estimate potential liability, if any, or a range of potential liability until the matter is closer to resolution – pending, for example, further proceedings, the outcome of key motions or appeals, or discussions among the parties. Numerous issues may have to be developed, such as discovery of important factual matters and determination of threshold legal issues, which may include novel or unsettled questions of law. Reserves are established or adjusted or further disclosure and estimates of potential loss are provided as the matter progresses and more information becomes available.

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

optionsXpress Regulatory Matters: optionsXpress entities and individual employees have been responding to certain pending regulatory matters which predate the Company’s acquisition of optionsXpress. On April 16, 2012, optionsXpress, Inc. was

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

charged by the Securities and Exchange Commission (SEC) in an administrative proceeding alleging violations of the firm’s close-out obligations under SEC Regulation SHO (short sale delivery rules) in connection with certain customer trading activity. Separately, on April 19, 2012, the SEC instituted an administrative proceeding alleging violations of the broker-dealer registration requirements by an unregistered optionsXpress entity. The Company disputes the allegations and is contesting the charges in the two matters. The Company recorded a contingent liability associated with these matters, which was not material at June 30, 2012.

7.	Fair Values of Assets and Liabilities

Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurement accounting guidance describes the fair value hierarchy for disclosing assets and liabilities measured at fair value based on the inputs used to value them. The fair value hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are based on market pricing data obtained from sources independent of the Company. A quoted price in an active market provides the most reliable evidence of fair value and is generally used to measure fair value whenever available. Unobservable inputs reflect management’s judgment about the assumptions market participants would use in pricing the asset or liability. Where inputs used to measure fair value of an asset or liability are from different levels of the hierarchy, the asset or liability is categorized based on the lowest level input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input requires judgment. The fair value hierarchy includes three levels based on the objectivity of the inputs as follows:

•

Level 1 inputs are quoted prices in active markets as of the measurement date for identical assets or liabilities that the Company has the ability to access. The Company did not transfer any assets or liabilities between Level 1 and Level 2 during the first half of 2012, or the year ended December 31, 2011.

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

•

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company did not have any financial assets or liabilities utilizing Level 3 inputs as of June 30, 2012, or December 31, 2011.

Assets and Liabilities Recorded at Fair Value

The Company’s assets recorded at fair value include certain cash equivalents, investments segregated and on deposit for regulatory purposes, other securities owned, and securities available for sale. The Company uses the market and income approaches to determine the fair value of assets and liabilities. When available, the Company uses quoted prices in active markets to measure the fair value of assets. When quoted prices do not exist, the Company uses prices obtained from independent third-party pricing services to measure the fair value of investment assets. The Company validates prices received from the pricing services using various methods, including comparison to prices received from additional pricing services, comparison to quoted market prices, where available, comparison to internal valuation models, and review of other relevant market data. When comparing to relevant market data with a bid-ask spread, the Company uses the price within the bid-ask spread that best represents fair value. The Company does not adjust the prices received from independent third-party pricing services unless such prices are inconsistent with the definition of fair value and result in a material difference in the recorded amounts. At June 30, 2012, and December 31, 2011, the Company did not adjust prices received from independent third-party pricing services. Liabilities recorded at fair value were not material, and therefore are not included in the following tables.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The following tables present the fair value hierarchy for assets measured at fair value:

June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Cash equivalents:
Money market funds	$162	$—	$—	$162
Commercial paper	—	682	—	682

Total cash equivalents	162	682	—	844
Investments segregated and on deposit for regulatory purposes:
Certificates of deposit	—	2,624	—	2,624
Corporate debt securities	—	678	—	678

Total investments segregated and on deposit for regulatory purposes	—	3,302	—	3,302
Other securities owned:
Schwab Funds® money market funds	135	—	—	135
Equity and bond mutual funds	186	—	—	186
State and municipal debt obligations	—	71	—	71
Equity, U.S. Government and corporate debt, and other securities	3	30	—	33

Total other securities owned	324	101	—	425
Securities available for sale:
U.S. agency residential mortgage-backed securities	—	24,387	—	24,387
Non-agency residential mortgage-backed securities	—	776	—	776
Certificates of deposit	—	5,356	—	5,356
Corporate debt securities	—	4,845	—	4,845
U.S. agency notes	—	101	—	101
Asset-backed and other securities	—	4,584	—	4,584

Total securities available for sale	—	40,049	—	40,049

Total	$486	$44,134	$—	$44,620

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

Financial Instruments Not Recorded at Fair Value

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of financial instruments not recorded at fair value are described below. There were no significant changes in these methodologies or assumptions during the first half of 2012.

Cash and cash equivalents, receivables from/payables to brokers, dealers, and clearing organizations, and receivables from/payables to brokerage clients are short-term in nature and accordingly are recorded at amounts that approximate fair value. Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. Receivables from/payables to brokers, dealers, and clearing organizations, and receivables from/payables to brokerage clients are recorded at or near transaction price and historically have been settled or converted to cash at approximately that value.

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

Securities held to maturity include U.S. agency residential mortgage-backed securities, asset-backed securities collateralized by credit card and auto loans, and corporate debt securities. Securities held to maturity are recorded at amortized cost. The fair value of these securities is obtained using an independent third-party pricing service similar to investment assets recorded at fair value as discussed above.

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

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

The following table presents the fair value hierarchy for financial instruments not recorded at fair value at June 30, 2012:

	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Fair Value
Assets:
Cash and cash equivalents	$7,245	$—	$7,245	$—	$7,245
Cash and investments segregated and on deposit for regulatory purposes	19,417	—	19,417	—	19,417
Receivables from brokers, dealers, and clearing organizations	317	—	317	—	317
Receivables from brokerage clients – net	11,952	—	11,952	—	11,952
Securities held to maturity:
U.S. agency residential mortgage-backed securities	15,227	—	15,730	—	15,730
Other securities	279	—	279	—	279

Total securities held to maturity	15,506	—	16,009	—	16,009
Loans to banking clients – net:
Residential real estate mortgages	5,640	—	5,742	—	5,742
Home equity lines of credit	3,391	—	3,368	—	3,368
Personal loans secured by securities	787	—	787	—	787
Other	19	—	19	—	19

Total loans to banking clients – net	9,837	—	9,916	—	9,916
Loans held for sale	2	—	3	—	3
Other assets	62	—	62	—	62

Total	$64,338	$—	$64,921	$—	$64,921

Liabilities:
Deposits from banking clients	$66,257	$—	$66,257	$—	$66,257
Payables to brokers, dealers, and clearing organizations	1,332	—	1,332	—	1,332
Payables to brokerage clients	31,833	—	31,833	—	31,833
Accrued expenses and other liabilities	501	—	501	—	501
Long-term debt	1,999	—	2,189	—	2,189

Total	$101,922	$—	$102,112	$—	$102,112

The following table presents the Company’s fair value estimates for financial instruments not recorded at fair value at December 31, 2011. The table excludes short-term financial assets and liabilities, for which carrying amounts approximate fair value, and financial instruments recorded at fair value.

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

The Company was authorized to issue 9,940,000 shares of preferred stock, $0.01 par value, at both June 30, 2012, and December 31, 2011. There were no shares of preferred stock issued and outstanding at December 31, 2011. The Company’s preferred stock issued and outstanding as of June 30, 2012, are as follows:

	Shares Issued and Outstanding (In thousands)	Liquidation Preference Per Share	Liquidation Preference	Carrying Value
Series A	400	$1,000	$400	$394
Series B	485	$1,000	485	469

Total Preferred Stock	885		$885	$863

In June 2012, the Company issued and sold 19,400,000 depositary shares, each representing a 1/40th ownership interest in a share of 6.00% non-cumulative perpetual preferred stock, Series B, equivalent to $25 per depositary share (Series B Preferred Stock). Net proceeds received from the sale were $469 million. The Series B Preferred Stock has no stated maturity and has a fixed dividend rate of 6.00%. Dividends, if declared, will be payable quarterly in arrears. Under the terms of the Series B Preferred Stock, the Company’s ability to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock or any preferred stock ranking on parity with or junior to the Series B Preferred Stock, is subject to restrictions in the event that the Company does not declare and either pay or set aside a sum sufficient for payment of dividends on the Series B Preferred Stock for the immediately preceding dividend period. The Series B Preferred Stock is redeemable at the Company’s option, in whole or in part, on any dividend payment date on or after September 1, 2017, or, in whole but not in part, within 90 days following a regulatory capital treatment event as defined in its Certificate of Designations.

In January 2012, the Company issued and sold 400,000 shares of fixed-to-floating rate non-cumulative perpetual preferred stock, Series A (Series A Preferred Stock). Net proceeds received from the sale were $394 million. The Series A Preferred Stock has no stated maturity and has a fixed dividend rate of 7.000% until February 2022 and a floating rate equal to three-month LIBOR plus 4.820% thereafter. During the fixed rate period, dividends, if declared, will be payable semi-annually in arrears. During the floating rate period, dividends, if declared, will be payable quarterly in arrears. Dividends will not be cumulative. Under the terms of the Series A Preferred Stock, the Company’s ability to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock or any preferred stock ranking on parity with or junior to the Series A Preferred Stock, is subject to restrictions in the event that the Company does not declare and either pay or set aside a sum sufficient for payment of dividends on the Series A Preferred Stock for the immediately preceding dividend period. The Series A Preferred Stock is redeemable at the Company’s option, in whole or in part, on any dividend payment date on or after February 1, 2022, or, in whole but not in part, within 90 days following a regulatory capital treatment event as defined in its Certificate of Designations.

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

9.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) represents cumulative gains and losses that are not reflected in earnings. Accumulated other comprehensive income balances were:

	Net unrealized gain on securities available for sale	Other	Total accumulated other comprehensive income
Balance at December 31, 2010	$17	$(1)	$16
Other net changes	28	1	29

Balance at June 30, 2011	$45	$—	$45

Balance at December 31, 2011	$10	$(2)	$8
Other net changes	145	1	146

Balance at June 30, 2012	$155	$(1)	$154

10.	Earnings Per Common Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$275	$238	$470	$481
Preferred stock dividends	(14)	—	(14)	—

Net income available to common stockholders (1)	$261	$238	$456	$481

Weighted-average common shares outstanding — basic	1,273	1,207	1,272	1,205
Common stock equivalent shares related to stock incentive plans	1	3	1	3

Weighted-average common shares outstanding — diluted (2)	1,274	1,210	1,273	1,208

Basic EPS	$.20	$.20	$.36	$.40
Diluted EPS	$.20	$.20	$.36	$.40

(1)	Net income available to participating securities (unvested restricted shares) was not material for the second quarters or first halves of 2012 or 2011.
(2)

Antidilutive stock options and restricted stock awards excluded from the calculation of diluted EPS totaled 59 million and 42 million shares for the second quarters of 2012 and 2011, respectively, and 61 million and 43 million shares for the first halves of 2012 and 2011, respectively.

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

Schwab Bank is required to maintain minimum capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. At June 30, 2012, CSC and Schwab Bank met the capital level requirements.

The regulatory capital and ratios for Schwab Bank at June 30, 2012, are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$5,431	22.1%	$985	4.0%	$1,477	6.0%
Total Risk-Based Capital	$5,479	22.3%	$1,970	8.0%	$2,462	10.0%
Tier 1 Leverage	$5,431	7.6%	$2,876	4.0%	$3,595	5.0%
Tangible Equity	$5,431	7.6%	$1,438	2.0%	N/A

N/A Not applicable.

Based on its regulatory capital ratios at June 30, 2012, Schwab Bank is considered well capitalized (the highest category) pursuant to banking regulatory guidelines. There are no conditions or events since June 30, 2012, that management believes have changed Schwab Bank’s capital category.

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

Net capital and net capital requirements for Schwab and optionsXpress, Inc. at June 30, 2012, are as follows:

	Net Capital	% of Aggregate Debit Balances	Minimum Net Capital Required	2% of Aggregate Debit Balances	Net Capital in Excess of Required Net Capital	Net Capital in Excess of 5% of Aggregate Debit Balances
Schwab	$1,440	11%	$0.250	$263	$1,177	$781
optionsXpress, Inc.	$71	30%	$1	$5	$66	$59

THE CHARLES SCHWAB CORPORATION

Notes to Condensed Consolidated Financial Statements

(Tabular Amounts in Millions, Except Per Share Data, Ratios, or as Noted)

(Unaudited)

12.	Segment Information

The Company structures its operating segments according to its clients and the services provided to those clients. The Company’s two reportable segments are Investor Services and Institutional Services.

The Company evaluates the performance of its segments on a pre-tax basis, excluding items such as significant nonrecurring gains, impairment charges on non-financial assets, discontinued operations, extraordinary items, and significant restructuring and other charges. Segment assets and liabilities are not used for evaluating segment performance or in deciding how to allocate resources to segments. There are no revenues from transactions with other segments within the Company.

Financial information for the Company’s reportable segments is presented in the following table:

	Investor Services		Institutional Services		Unallocated		Total
Three Months Ended June 30,	2012	2011	2012	2011	2012	2011	2012	2011
Net Revenues:
Asset management and administration fees	$271	$275	$227	$227	$(2)	$—	$496	$502
Net interest revenue	385	387	73	64	—	—	458	451
Trading revenue	147	136	72	70	—	(1)	219	205
Other (1)	27	16	21	19	73	—	121	35
Provision for loan losses	(3)	(1)	(1)	—	—	—	(4)	(1)
Net impairment losses on securities	(6)	(2)	(1)	—	—	—	(7)	(2)

Total net revenues	821	811	391	380	71	(1)	1,283	1,190

Expenses Excluding Interest	587	547	264	258	—	(1)	851	804

Income before taxes on income	$234	$264	$127	$122	$71	$—	$432	$386

Taxes on income							157	148

Net Income							$275	$238

	Investor Services		Institutional Services		Unallocated		Total
Six Months Ended June 30,	2012	2011	2012	2011	2012	2011	2012	2011
Net Revenues:
Asset management and administration fees	$531	$551	$450	$453	$(1)	$—	$980	$1,004
Net interest revenue	750	760	142	127	—	—	892	887
Trading revenue	310	296	152	150	—	—	462	446
Other (1)	54	36	41	38	72	—	167	74
Provision for loan losses	(3)	(4)	(1)	(1)	—	—	(4)	(5)
Net impairment losses on securities	(22)	(8)	(3)	(1)	—	—	(25)	(9)

Total net revenues	1,620	1,631	781	766	71	—	2,472	2,397

Expenses Excluding Interest	1,193	1,101	534	518	—	(2)	1,727	1,617

Income before taxes on income	$427	$530	$247	$248	$71	$2	$745	$780

Taxes on income							275	299

Net Income							$470	$481

(1)	Unallocated amount includes a pre-tax gain of $70 million relating to a confidential resolution of a vendor dispute in the second quarter of 2012.

13.	Subsequent Event

On July 31, 2012, the Company announced its decision to redeem all of the fixed-to-floating rate trust preferred securities of $300 million issued by Schwab Capital Trust I (the Trust). The trust preferred securities are being redeemed, along with the common securities issued by the Trust and held by the Company, as a result of the concurrent redemption in whole by the Company of the Junior Subordinated Notes held by the Trust which underlie the trust preferred securities. The redemption date for the trust preferred securities will be August 31, 2012, and the redemption price will be 100% of the liquidation amount of each trust preferred security, plus accumulated and unpaid distributions up to and including the redemption date. After the redemption date, the trust preferred securities will no longer be outstanding and distributions will no longer accrue.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management of The Charles Schwab Corporation (CSC) and its subsidiaries (collectively referred to as the Company) focuses on several key client activity and financial metrics in evaluating the Company’s financial position and operating performance. Results for the second quarters and first halves of 2012 and 2011 are:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2012	2011		2012	2011
Client Activity Metrics:
Net new client assets (1) (in billions)	$16.0	$15.4	4%	$54.9	$38.4	43%
Client assets (in billions, at quarter end)	$1,802.4	$1,655.5	9%
Clients’ daily average trades (2) (in thousands)	435.6	397.1	10%	455.8	434.5	5%

Company Financial Metrics:
Net revenues (3)	$1,283	$1,190	8%	$2,472	$2,397	3%
Expenses excluding interest	851	804	6%	1,727	1,617	7%

Income before taxes on income	432	386	12%	745	780	(4%)
Taxes on income	157	148	6%	275	299	(8%)

Net income	$275	$238	16%	$470	$481	(2%)

Earnings per common share – diluted	$.20	$.20	—	$.36	$.40	(10%)
Net revenue growth from prior year	8%	10%		3%	16%
Pre-tax profit margin	33.7%	32.4%		30.1%	32.5%
Return on average common stockholders’ equity (annualized) (4)	13%	14%		11%	15%
Annualized net revenue per average full-time equivalent employee (in thousands)	$372	$361	3%	$356	$366	(3%)

(1)	Includes inflows of $12.0 billion in the first quarter of 2012 from a mutual fund clearing services client.
(2)

Amounts include revenue trades from commissions or principal mark-ups (i.e., fixed income), trades by clients in asset-based pricing relationships, and all commission-free trades, including the Company’s Mutual Fund OneSource® funds and Exchange-Traded Funds, and other proprietary products.

(3)	Includes a pre-tax gain of $70 million relating to a confidential resolution of a vendor dispute in the second quarter of 2012.
(4)	Return on average common stockholders’ equity is calculated using net income available to common stockholders divided by average common stockholders’ equity.

The broad equity markets improved during the second quarter of 2012 compared to the second quarter of 2011, as the Nasdaq Composite Index, Dow Jones Industrial Average, and Standard & Poor’s 500 Index increased 6%, 4%, and 3%, respectively. While the federal funds target rate remained unchanged at a range of zero to 0.25%, the average three-month Treasury Bill yield increased by 4 basis points to 0.08% during the second quarter of 2012 compared to the second quarter of 2011. At the same time, the average 10-year Treasury yield decreased by 138 basis points to 1.81%.

While the economy and financial markets faced heightened challenges, including lower longer term interest rates and equity market volatility, the Company saw signs of sustained client engagement and demand for the Company’s full-service capabilities remained strong during the second quarter of 2012. Net new client assets totaled $16.0 billion and total client assets ended the quarter at $1.80 trillion, up 4% and 9%, respectively, from the second quarter of 2011. In addition, clients’ daily average trades were 435,600 in the second quarter of 2012, up 10% on a year-over-year basis.

For the second quarter of 2012, net revenues increased by 8% compared to the second quarter of 2011 primarily due to increases in trading revenue and other revenue. Trading revenue increased primarily due to higher daily average revenue trades as a result of the inclusion of optionsXpress Holdings, Inc.’s (optionsXpress) option, future, and equity trades from its acquisition in September 2011. Other revenue increased primarily due to a pre-tax gain of $70 million relating to a

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

confidential resolution of a vendor dispute in the second quarter of 2012. Asset management and administration fees were relatively flat primarily due to a decrease in mutual fund service fees, offset by an increase in other asset management and administration fees. Net interest revenue was also relatively flat, reflecting higher balances of interest-earning assets offset by the effect of lower interest rate spreads during the second quarter of 2012 due to the continued low interest rate environment.

For the first half of 2012, net revenues increased by 3% compared to the first half of 2011 primarily due to increases in trading revenue and other revenue, partially offset by a decrease in asset management and administration fees and higher net impairment losses on securities. Trading revenue increased primarily due to higher daily average revenue trades as a result of the inclusion of optionsXpress’ option, future, and equity trades from its acquisition in September 2011. Other revenue increased primarily due to the pre-tax gain of $70 million relating to a confidential resolution of a vendor dispute and the inclusion of revenues relating to education services and other service fees from the optionsXpress acquisition. Asset management and administration fees decreased primarily due to a decrease in mutual fund service fees, partially offset by an increase in other asset management and administration fees. Net impairment losses in the Company’s non-agency residential mortgage-backed securities portfolio were higher due to further credit deterioration of the securities’ underlying loans and an increase in projected default rates for modified loans. Net interest revenue was relatively flat, reflecting higher balances of interest-earning assets offset by the effect of lower interest rate spreads during the first half of 2012 due to the continued low interest rate environment.

Expenses excluding interest increased by 6% and 7% in the second quarter and first half of 2012 compared to the same periods in 2011, respectively, primarily due to the inclusion of optionsXpress. Overall, net income increased by 16% in the second quarter of 2012 compared to the second quarter of 2011 and was relatively flat in the first half of 2012 compared to the first half of 2011.

In comparison to the first quarter of 2012, both the broad equity markets and longer term interest rate environment declined in the second quarter of 2012 – the Nasdaq Composite Index, Dow Jones Industrial Average, and Standard & Poor’s 500 Index decreased 5%, 3%, and 3%, respectively, and the average 10-year Treasury yield decreased by 21 basis points to 1.81%. The three-month Treasury Bill yield increased by 2 basis points to 0.08% from the first quarter of 2012. Despite the challenging environment, the Company’s strong key client activity metrics and ongoing expense discipline helped net revenues grow 8% and expenses decrease by 3%, resulting in a 41% increase in net income for the second quarter of 2012 from the first quarter of 2012. The second quarter results include the pre-tax gain of $70 million (after-tax of $44 million) discussed above.

Equity Offerings

In June 2012, the Company issued and sold 485,000 shares of 6.00% non-cumulative perpetual preferred stock, Series B, with a liquidation preference of $1,000 per share for net proceeds of $469 million. In January 2012, the Company issued and sold 400,000 shares of fixed-to-floating rate (currently fixed at 7.000%) non-cumulative perpetual preferred stock, Series A, with a liquidation preference of $1,000 per share for net proceeds of $394 million. Net proceeds received from these sales are being used for general corporate purposes, which may include, without limitation, extending credit to, or funding investments in, the Company’s subsidiaries, and the possible refinancing of outstanding indebtedness. For further discussion of these equity offerings, see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 8. Preferred Stock.”

Subsequent Events

On August 1, 2012, the Company announced the commencement of a private offer to certain eligible holders of its outstanding 4.950% Senior Notes due 2014 to exchange those notes for new Senior Notes due 2022 and cash. The exchange is subject to certain conditions, which the Company may waive at its sole discretion.

On July 31, 2012, the Company announced its decision to redeem all of the fixed-to-floating rate trust preferred securities of $300 million issued by Schwab Capital Trust I (the Trust). The trust preferred securities are being redeemed, along with the common securities issued by the Trust and held by the Company, as a result of the concurrent redemption in whole by the Company of the Junior Subordinated Notes held by the Trust which underlie the trust preferred securities. The redemption

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

date for the trust preferred securities will be August 31, 2012, and the redemption price will be 100% of the liquidation amount of each trust preferred security, plus accumulated and unpaid distributions up to and including the redemption date. After the redemption date, the trust preferred securities will no longer be outstanding and distributions will no longer accrue.

CURRENT MARKET AND REGULATORY ENVIRONMENT AND OTHER DEVELOPMENTS

The broad equity markets and short-term interest rates showed improvement from 2011, however the low interest rate environment continues to constrain growth in the Company’s net revenues.

As discussed above, interest rates remained at low levels during the second quarter of 2012. To the extent rates remain at these low levels, the Company’s net interest revenue will continue to be constrained, even as growth in average balances helps to increase such revenue. The low interest rate environment also affects asset management and administration fees. While net money market mutual fund fees improved in the second quarter of 2012 from the first quarter of 2012 primarily due to improved short-term interest rates, the overall yields on certain Schwab-sponsored money market mutual funds have remained at levels at or below the management fees on those funds. The Company continues to waive a portion of its management fees so that the funds can maintain a positive return to clients. These and other money market mutual funds may not be able to replace maturing securities with securities of equal or higher yields. As a result, the yields on such funds may remain around or decline from their current levels, and therefore below the management fees on those funds. To the extent this occurs, asset management and administration fees may be negatively affected.

The Company recorded net impairment losses of $7 million and $25 million related to certain non-agency residential mortgage-backed securities in the second quarter and first half of 2012, respectively, due to further credit deterioration of the securities’ underlying loans. Net impairment losses in the first half of 2012 were also due to an increase in projected default rates for modified loans in the first quarter of 2012. Further deterioration in the performance of the underlying loans in the Company’s residential mortgage-backed securities portfolio could result in the recognition of additional impairment charges.

The “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the Dodd-Frank Act) was signed into law in July 2010. Among other things, the legislation transferred the supervision and regulation of CSC from the Office of Thrift Supervision (OTS) to the Board of Governors of the Federal Reserve System (the Federal Reserve) and supervision and regulation of Schwab Bank from the OTS to the Office of the Comptroller of the Currency; both transfers were effective July 21, 2011. The Federal Reserve recently issued notices of proposed rulemaking (NPRs) to meet certain requirements of the Dodd-Frank Act and to align current capital rules with the BASEL III capital standards. The NPRs would subject all savings and loan holding companies, including CSC, to consolidated capital requirements. In addition, the NPRs would establish more restrictive capital definitions, higher risk-weightings for certain asset classes, higher minimum capital ratios and capital buffers. The NPRs would also exclude trust preferred securities from tier 1 capital. The NPRs would be phased in under an extended timeframe, beginning January 2013. The NPRs are in a comment period and are subject to further modification. CSC is currently evaluating the impact of the NPRs but does not expect them to have a material impact on the Company’s business, financial condition, and results of operations.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

RESULTS OF OPERATIONS

The following discussion presents an analysis of the Company’s results of operations for the second quarter and first half of 2012 compared to the same periods in 2011.

Net Revenues

The Company’s major sources of net revenues are asset management and administration fees, net interest revenue, and trading revenue. Asset management and administration fees and net interest revenue were relatively flat, while trading revenue increased in the second quarter of 2012 compared to the second quarter of 2011. Asset management and administration fees decreased and net interest revenue was relatively flat, while trading revenue increased in the first half of 2012 compared to the first half of 2011.

Three Months Ended June 30,		2012		2011
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Schwab money market funds before fee waivers	6%	$220		$208
Fee waivers	14%	(146)		(128)

Schwab money market funds after fee waivers	(8%)	74	6%	80	7%
Equity and bond funds	—	31	2%	31	3%
Mutual Fund OneSource®	(10%)	164	13%	182	15%

Total mutual funds	(8%)	269	21%	293	25%
Advice solutions	4%	140	11%	134	11%
Other	16%	87	7%	75	6%

Asset management and administration fees	(1%)	496	39%	502	42%

Net interest revenue
Interest revenue	—	497	39%	496	42%
Interest expense	(13%)	(39)	(3%)	(45)	(4%)

Net interest revenue	2%	458	36%	451	38%

Trading revenue
Commissions	8%	205	16%	189	16%
Principal transactions	(13%)	14	1%	16	1%

Trading revenue	7%	219	17%	205	17%

Other	N/M	121	9%	35	3%

Provision for loan losses	N/M	(4)	—	(1)	—

Net impairment losses on securities	N/M	(7)	(1%)	(2)	—

Total net revenues	8%	$1,283	100%	$1,190	100%

N/M Not meaningful.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Six Months Ended June 30,		2012		2011
	Percent Change	Amount	% of Total Net Revenues	Amount	% of Total Net Revenues
Asset management and administration fees
Schwab money market funds before fee waivers	5%	$442		$419
Fee waivers	29%	(309)		(240)

Schwab money market funds after fee waivers	(26%)	133	5%	179	7%
Equity and bond funds	1%	63	3%	60	3%
Mutual Fund OneSource®	(7%)	330	13%	356	15%

Total mutual funds	(12%)	526	21%	595	25%
Advice solutions	6%	279	12%	263	11%
Other	20%	175	7%	146	6%

Asset management and administration fees	(2%)	980	40%	1,004	42%

Net interest revenue
Interest revenue	(1%)	969	39%	977	41%
Interest expense	(14%)	(77)	(3%)	(90)	(4%)

Net interest revenue	1%	892	36%	887	37%

Trading revenue
Commissions	5%	434	18%	414	17%
Principal transactions	(13%)	28	1%	32	2%

Trading revenue	4%	462	19%	446	19%

Other	126%	167	6%	74	3%

Provision for loan losses	(20%)	(4)	—	(5)	—

Net impairment losses on securities	178%	(25)	(1%)	(9)	(1%)

Total net revenues	3%	$2,472	100%	$2,397	100%

N/M Not meaningful.

Asset Management and Administration Fees

Asset management and administration fees include mutual fund service fees and fees for other asset-based financial services provided to individual and institutional clients. The Company earns mutual fund service fees for shareholder services, administration, and investment management provided to its proprietary funds, and recordkeeping and shareholder services provided to third-party funds. These fees are based upon the daily balances of client assets invested in these funds. The Company also earns asset management fees for advice solutions, which include advisory and managed account services that are based on the daily balances of client assets subject to the specific fee for service. The fair values of client assets included in proprietary and third-party mutual funds are based on quoted market prices and other observable market data. Other asset management and administration fees include various asset based fees, such as trust fees, 401k record keeping fees, and mutual fund clearing and other service fees. Asset management and administration fees may vary with changes in the balances of client assets due to market fluctuations and client activity. For discussion of the impact of current market conditions on asset management and administration fees, see “Current Market and Regulatory Environment and Other Developments.”

Asset management and administration fees were relatively flat in the second quarter of 2012 compared to the second quarter of 2011 and decreased by $24 million, or 2%, in the first half of 2012 compared to the first half of 2011, primarily due to a decrease in mutual fund service fees, partially offset by an increase in other asset management and administration fees.

Mutual fund service fees decreased by $24 million, or 8%, in the second quarter of 2012 compared to the second quarter of 2011 primarily due to a decrease in Mutual Fund OneSource fees. Mutual fund service fees decreased by $69 million, or 12%, in the first half of 2012 compared to the first half of 2011 primarily due to a decrease in net money market mutual fund

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

fees as a result of lower yields on fund assets and a decrease in Mutual Fund OneSource fees. Given the low interest rate environment in the first half of 2012, the overall yields on certain Schwab-sponsored money market mutual funds have remained at levels at or below the management fees on those funds.

Advice solutions fees increased by $16 million, or 6%, in the first half of 2012 compared to the first half of 2011 primarily due to higher average balances of client assets enrolled in retail advisory and managed account programs, which includes Windhaven®.

Other asset management and administration fees increased by $12 million, or 16%, and $29 million, or 20%, in the second quarter and first half of 2012 compared to the same periods in 2011 primarily due to an increase in third-party mutual fund service fees.

Net Interest Revenue

Net interest revenue is the difference between interest earned on interest-earning assets and interest paid on funding sources. Net interest revenue is affected by changes in the volume and mix of these assets and liabilities, as well as by fluctuations in interest rates and portfolio management strategies. The Company’s investment strategy is structured to produce an increase in net interest revenue when interest rates rise and, conversely, a decrease in net interest revenue when interest rates fall (i.e., interest-earning assets generally reprice more quickly than interest-bearing liabilities). When interest rates fall, the Company may attempt to mitigate some of this negative impact by extending the maturities of assets in investment portfolios to lock in asset yields, and by lowering rates paid to clients on interest-bearing liabilities. Since the Company establishes the rates paid on certain brokerage client cash balances and deposits from banking clients, as well as the rates charged on receivables from brokerage clients, and also controls the composition of its investment securities, it has some ability to manage its net interest spread. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources. However, the spread is influenced by external factors such as the interest rate environment and competition. For discussion of the impact of current market conditions on net interest revenue, see “Current Market and Regulatory Environment and Other Developments.”

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The following tables present net interest revenue information corresponding to interest-earning assets and funding sources on the condensed consolidated balance sheet:

Three Months Ended June 30,	2012			2011
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$5,721	$4	0.28%	$5,318	$3	0.23%
Cash and investments segregated	25,429	11	0.17%	23,478	9	0.15%
Broker-related receivables (1)	306	—	0.06%	367	—	—
Receivables from brokerage clients	11,091	115	4.17%	10,880	122	4.50%
Securities available for sale (2)	38,407	152	1.59%	26,105	110	1.69%
Securities held to maturity	15,240	108	2.85%	16,350	145	3.56%
Loans to banking clients	9,884	77	3.13%	9,366	77	3.30%
Loans held for sale	18	—	4.04%	27	—	4.71%

Total interest-earning assets	106,096	467	1.77%	91,891	466	2.03%

Other interest revenue		30			30

Total interest-earning assets	$106,096	$497	1.88%	$91,891	$496	2.17%

Funding sources:
Deposits from banking clients	$62,560	$10	0.06%	$51,338	$16	0.13%
Payables to brokerage clients	29,977	—	0.01%	28,086	—	0.01%
Long-term debt	1,999	27	5.43%	2,004	27	5.40%

Total interest-bearing liabilities	94,536	37	0.16%	81,428	43	0.21%

Non-interest-bearing funding sources	11,560			10,463
Other interest expense		2			2

Total funding sources	$106,096	$39	0.14%	$91,891	$45	0.20%

Net interest revenue		$458	1.74%		$451	1.97%

(1)	Interest revenue was less than $500,000 in the period or periods presented.
(2)	Amounts have been calculated based on amortized cost.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Six Months Ended June 30,	2012			2011
	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate	Average Balance	Interest Revenue/ Expense	Average Yield/ Rate
Interest-earning assets:
Cash and cash equivalents	$6,134	$8	0.26%	$5,137	$6	0.24%
Cash and investments segregated	26,140	21	0.16%	23,335	23	0.20%
Broker-related receivables (1)	311	—	0.07%	370	—	0.06%
Receivables from brokerage clients	10,646	221	4.17%	10,609	239	4.54%
Securities available for sale (2)	37,302	297	1.60%	25,563	216	1.70%
Securities held to maturity	15,106	207	2.76%	16,742	285	3.43%
Loans to banking clients	9,874	156	3.18%	9,188	152	3.34%
Loans held for sale	36	1	4.12%	70	1	4.50%

Total interest-earning assets	105,549	911	1.74%	91,014	922	2.04%

Other interest revenue		58			55

Total interest-earning assets	$105,549	$969	1.85%	$91,014	$977	2.16%

Funding sources:
Deposits from banking clients	$61,833	$20	0.07%	$50,836	$33	0.13%
Payables to brokerage clients	30,266	1	0.01%	27,573	1	0.01%
Long-term debt	2,000	54	5.43%	2,005	54	5.43%

Total interest-bearing liabilities	94,099	75	0.16%	80,414	88	0.22%

Non-interest-bearing funding sources	11,450			10,600
Other interest expense		2			2

Total funding sources	$105,549	$77	0.15%	$91,014	$90	0.20%

Net interest revenue		$892	1.70%		$887	1.96%

(1)	Interest revenue was less than $500,000 in the period or periods presented.
(2)	Amounts have been calculated based on amortized cost.

Net interest revenue was relatively flat in the second quarter and first half of 2012 compared to the same periods in 2011, reflecting higher average balances of interest-earning assets, primarily securities available for sale, offset by the effect of lower interest rate spreads due to the continued low interest rate environment. The growth in the average balance of deposits from banking clients funded the increase in the balance of securities available for sale.

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

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Trading revenue increased by $14 million, or 7%, and $16 million, or 4%, in the second quarter and first half of 2012 compared to the same periods in 2011, respectively, primarily due to higher daily average revenue trades. Daily average revenue trades increased in the second quarter and first half of 2012 primarily due to a higher volume of option and future trades as a result of the inclusion of optionsXpress, partially offset by a lower volume of equity and mutual fund trades. Average revenue earned per revenue trade remained relatively flat in the second quarter and first half of 2012 compared to the same periods in 2011.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2012	2011		2012	2011
Daily average revenue trades (in thousands) (1)	285.2	264.9	8%	301.7	292.2	3%
Number of trading days	63.0	63.0	—	125.0	125.0	—
Average revenue earned per revenue trade	$12.15	$12.23	(1%)	$12.25	$12.17	1%

(1)	Includes all client trades that generate trading revenue (i.e., commission revenue or revenue from fixed income securities trading).

Other Revenue

Other revenue includes nonrecurring gains, software fee revenue from the Company’s portfolio management services, education services revenue, exchange processing fee revenue, gains on sales of mortgage loans, and other service fee revenues. Other revenue increased by $86 million and $93 million in the second quarter and first half of 2012 compared to the same periods in 2011, respectively, primarily due to a pre-tax gain of $70 million relating to a confidential resolution of a vendor dispute in the second quarter of 2012. The increase was also due to the inclusion of revenues relating to education services and other service fees from the optionsXpress acquisition.

Net Impairment Losses on Securities

Net impairment losses in the Company’s non-agency residential mortgage-backed securities portfolio were $7 million and $25 million in the second quarter and first half of 2012, respectively. Net impairment losses on securities were $2 million and $9 million in the second quarter and first half of 2011, respectively. These charges were higher in the second quarter and first half of 2012 primarily due to further credit deterioration of the securities’ underlying loans. Net impairment losses were also higher in the first half of 2012 due to an increase in projected default rates for modified loans in the first quarter of 2012. For further discussion, see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 4. Securities Available for Sale and Securities Held to Maturity.”

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Expenses Excluding Interest

As shown in the table below, expenses excluding interest increased in the second quarter and first half of 2012 compared to the same periods in 2011 primarily due to the inclusion of optionsXpress. optionsXpress’ expenses excluding interest were $49 million and $98 million in the second quarter and first half of 2012, respectively.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2012	2011		2012	2011
Compensation and benefits	$446	$430	4%	$911	$867	5%
Professional services	93	92	1%	189	184	3%
Occupancy and equipment	80	73	10%	156	144	8%
Advertising and market development	57	51	12%	124	111	12%
Communications	55	54	2%	113	110	3%
Depreciation and amortization	48	33	45%	96	68	41%
Class action litigation and regulatory reserve	—	7	N/M	—	7	N/M
Other	72	64	13%	138	126	10%

Total expenses excluding interest	$851	$804	6%	$1,727	$1,617	7%

Expenses as a percentage of total net revenues:
Total expenses excluding interest	66%	68%		70%	67%
Advertising and market development	4%	4%		5%	5%

N/M Not meaningful.

Compensation and Benefits

Compensation and benefits expense includes salaries and wages, incentive compensation, and related employee benefits and taxes. Incentive compensation includes variable compensation, discretionary bonus costs, and stock-based compensation. Variable compensation includes payments to certain individuals based on their sales performance. Discretionary bonus costs are based on the Company’s overall performance as measured by earnings per common share, and therefore will fluctuate with this measure. Stock-based compensation primarily includes employee and board of director stock options, restricted stock units, and restricted stock awards.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Compensation and benefits expense increased by $16 million, or 4%, and $44 million, or 5%, in the second quarter and first half of 2012 compared to the same periods in 2011 primarily due to an increase in salaries and wages. The following table shows a comparison of certain compensation and benefits components and employee data:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2012	2011		2012	2011
Salaries and wages	$259	$247	5%	$530	$498	6%
Incentive compensation	115	114	1%	231	224	3%
Employee benefits and other	72	69	4%	150	145	3%

Total compensation and benefits expense	$446	$430	4%	$911	$867	5%

Compensation and benefits expense as a percentage of total net revenues:
Salaries and wages	20%	21%		22%	21%
Incentive compensation	9%	10%		9%	9%
Employee benefits and other	6%	5%		6%	6%

Total compensation and benefits expense	35%	36%		37%	36%

Full-time equivalent employees (in thousands) (1)
At quarter end	13.7	13.2	4%
Average	13.8	13.2	5%	13.9	13.1	6%

(1)	Includes full-time, part-time and temporary employees, and persons employed on a contract basis, and excludes employees of outsourced service providers.

Salaries and wages increased in the second quarter and first half of 2012 compared to the same periods in 2011 primarily due to an increase in full-time employees, which was partially due to the addition of full-time employees from the optionsXpress acquisition.

Expenses Excluding Compensation and Benefits

Occupancy and equipment expense increased in the second quarter and first half of 2012 compared to the same periods in 2011 primarily due to an increase in software maintenance expense relating to the Company’s information technology systems.

Advertising and market development expense increased in the second quarter and first half of 2012 compared to the same periods in 2011 primarily due to the inclusion of optionsXpress’ expenses, including electronic media and customer seminars.

Depreciation and amortization expense increased in the second quarter and first half of 2012 compared to the same periods in 2011 primarily due to higher amortization of intangible assets relating to the optionsXpress acquisition.

Taxes on Income

The Company’s effective income tax rate on income before taxes was 36.3% and 38.3% for the second quarters of 2012 and 2011, respectively. The Company’s effective income tax rate on income before taxes was 36.9% and 38.3% for the first halves of 2012 and 2011, respectively. The decrease in the second quarter and first half of 2012 was primarily due to the impact of a lower effective state income tax rate and the impact of non-recurring items on the computation of the effective income tax rate in the second quarter of 2012.

Segment Information

The Company provides financial services to individuals and institutional clients through two segments – Investor Services and Institutional Services. The Investor Services segment provides retail brokerage and banking services to individual investors. The Institutional Services segment provides custodial, trading, and support services to independent investment

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

advisors. The Institutional Services segment also provides retirement plan services, specialty brokerage services, and mutual fund clearing services, and supports the availability of Schwab proprietary mutual funds and collective trust funds on third-party platforms. Banking revenues and expenses are allocated to the Company’s two segments based on which segment services the client. The Company evaluates the performance of its segments on a pre-tax basis, excluding items such as significant nonrecurring gains, impairment charges on non-financial assets, discontinued operations, extraordinary items, and significant restructuring and other charges.

Financial information for the Company’s reportable segments is presented in the following tables:

	Investor Services			Institutional Services
Three Months Ended June 30,	Percent Change	2012	2011	Percent Change	2012	2011
Net Revenues:
Asset management and administration fees	(1%)	$271	$275	—	$227	$227
Net interest revenue	(1%)	385	387	14%	73	64
Trading revenue	8%	147	136	3%	72	70
Other	69%	27	16	11%	21	19
Provision for loan losses	N/M	(3)	(1)	N/M	(1)	—
Net impairment losses on securities	N/M	(6)	(2)	N/M	(1)	—

Total net revenues	1%	821	811	3%	391	380

Expenses Excluding Interest	7%	587	547	2%	264	258

Income before taxes on income	(11%)	$234	$264	4%	$127	$122

	Unallocated			Total
Three Months Ended June 30,	Percent Change	2012	2011	Percent Change	2012	2011
Net Revenues:
Asset management and administration fees	N/M	$(2)	$—	(1%)	$496	$502
Net interest revenue	N/M	—	—	2%	458	451
Trading revenue	N/M	—	(1)	7%	219	205
Other	N/M	73	—	N/M	121	35
Provision for loan losses	N/M	—	—	N/M	(4)	(1)
Net impairment losses on securities	N/M	—	—	N/M	(7)	(2)

Total net revenues	N/M	71	(1)	8%	1,283	1,190

Expenses Excluding Interest	N/M	—	(1)	6%	851	804

Income before taxes on income	N/M	$71	$—	12%	$432	$386

Taxes on income				6%	157	148

Net Income				16%	$275	$238

N/M Not meaningful.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Investor Services			Institutional Services
Six Months Ended June 30,	Percent Change	2012	2011	Percent Change	2012	2011
Net Revenues:
Asset management and administration fees	(4%)	$531	$551	(1%)	$450	$453
Net interest revenue	(1%)	750	760	12%	142	127
Trading revenue	5%	310	296	1%	152	150
Other	50%	54	36	8%	41	38
Provision for loan losses	(25%)	(3)	(4)	N/M	(1)	(1)
Net impairment losses on securities	175%	(22)	(8)	N/M	(3)	(1)

Total net revenues	(1%)	1,620	1,631	2%	781	766

Expenses Excluding Interest	8%	1,193	1,101	3%	534	518

Income before taxes on income	(19%)	$427	$530	—	$247	$248

	Unallocated			Total
Six Months Ended June 30,	Percent Change	2012	2011	Percent Change	2012	2011
Net Revenues:
Asset management and administration fees	N/M	$(1)	$—	(2%)	$980	$1,004
Net interest revenue	N/M	—	—	1%	892	887
Trading revenue	N/M	—	—	4%	462	446
Other	N/M	72	—	126%	167	74
Provision for loan losses	N/M	—	—	(20%)	(4)	(5)
Net impairment losses on securities	N/M	—	—	178%	(25)	(9)

Total net revenues	N/M	71	—	3%	2,472	2,397

Expenses Excluding Interest	N/M	—	(2)	7%	1,727	1,617

Income before taxes on income	N/M	$71	$2	(4%)	$745	$780

Taxes on income				(8%)	275	299

Net Income				(2%)	$470	$481

N/M Not meaningful.

Investor Services

Net revenues were relatively flat in the second quarter and first half of 2012 compared to the same periods in 2011 primarily due to an increase in trading revenue and other revenue, partially offset by a decrease in asset management and administration fees and higher net impairment losses on securities. Trading revenue increased primarily due to higher daily average trades as a result of the inclusion of optionsXpress’ option, future, and equity trades from its acquisition in September 2011. Other revenue increased primarily due to the inclusion of revenues relating to education services and other service fees from optionsXpress. Asset management and administration fees decreased primarily due to a decrease in mutual fund service fees, including net money market mutual fund fees and Mutual Fund OneSource fees, partially offset by an increase in revenue from the Company’s advice solutions relating to Windhaven. Net impairment losses in the Company’s non-agency residential mortgage-backed securities portfolio were higher primarily due to further credit deterioration of the securities’ underlying loans. Net impairment losses were also higher in the first half of 2012 due to an increase in projected default rates for modified loans in the first quarter of 2012. Expenses excluding interest increased by $40 million, or 7%, and $92 million, or 8%, in the second quarter and first half of 2012 compared to the same periods in 2011, respectively, primarily due to the inclusion of optionsXpress’ compensation and benefits, depreciation and amortization, and advertising and market development expenses.

Institutional Services

Net revenues increased by $11 million, or 3%, and $15 million, or 2%, in the second quarter and first half of 2012 compared to the same periods in 2011, respectively, primarily due to an increase in net interest revenue. Net interest revenue increased primarily due to higher average balances of interest-earning assets, partially offset by the effect of lower interest rate spreads

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

due to the continued low interest rate environment in the second quarter and first half of 2012. Expenses excluding interest increased by $6 million, or 2%, and $16 million, or 3% in the second quarter and first half of 2012 compared to the same periods in 2011, respectively, primarily due to increases in occupancy and equipment and other expense.

Unallocated

Other revenue in the second quarter and first half of 2012 includes a pre-tax gain of $70 million relating to a confidential resolution of a vendor dispute in the second quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES

CSC conducts substantially all of its business through its wholly-owned subsidiaries. The Company’s capital structure is designed to provide each subsidiary with capital and liquidity to meet its operational needs and regulatory requirements.

CSC is a savings and loan holding company and Schwab Bank, CSC’s depository institution, is a federal savings bank. CSC is subject to supervision and regulation by the Federal Reserve and Schwab Bank is subject to supervision and regulation by the Office of the Comptroller of the Currency.

Liquidity

CSC

While CSC is not currently subject to specific statutory capital requirements, CSC is required to serve as a source of strength for Schwab Bank and must have the ability to provide financial assistance if Schwab Bank experiences financial distress. To manage capital adequacy, the Company currently utilizes a target Tier 1 Leverage Ratio, as defined by the Federal Reserve, of at least 6%. At June 30, 2012, CSC’s Tier 1 Leverage Ratio was 7.1%.

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

In June and January 2012 the Company completed equity offerings of 485,000 and 400,000 shares of its preferred stock, Series B and Series A, respectively, under the Shelf Registration Statement. CSC’s preferred stock is rated Baa2 by Moody’s Investors Service (Moody’s), BBB+ by Standard & Poor’s Ratings Group (Standard & Poor’s), and BB+ by Fitch Ratings, Ltd (Fitch). For further discussion of these equity offerings, see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 8. Preferred Stock.”

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

CSC has liquidity needs that arise from the funding of cash dividends, acquisitions, and investments, as well as its Senior Notes, Senior Medium-Term Notes, Series A (Medium-Term Notes), and Junior Subordinated Notes. The following are details of CSC’s long-term debt:

June 30, 2012	Par Outstanding	Maturity	Interest Rate	Moody’s	Standard & Poor’s	Fitch
Senior Notes	$1,450	2014 - 2020	4.45% to 4.950% fixed	A2	A	A
Medium-Term Notes	$250	2017	6.375% fixed	A2	A	A
Junior Subordinated Notes (1)	$202	2067	7.50% fixed until 2017, floating thereafter	Baa1	BBB+	BBB-

(1)	The Junior Subordinated Notes themselves are not rated, however, the trust preferred securities related to these Junior Subordinated Notes are rated.

CSC has authorization from its Board of Directors to issue unsecured commercial paper notes (Commercial Paper Notes) not to exceed $1.5 billion. Management has set a current limit for the commercial paper program of $800 million. The maturities of the Commercial Paper Notes may vary, but are not to exceed 270 days from the date of issue. The commercial paper is not redeemable prior to maturity and cannot be voluntarily prepaid. The proceeds of the commercial paper program are to be used for general corporate purposes. There were no borrowings of Commercial Paper Notes outstanding at June 30, 2012. CSC’s ratings for these short-term borrowings are P1 by Moody’s, A1 by Standard & Poor’s, and F1 by Fitch.

CSC maintains an $800 million committed, unsecured credit facility with a group of 11 banks, which is scheduled to expire in June 2013. This facility replaced a similar facility that expired in June 2012 and was unused during the first half of 2012. The funds under this facility are available for general corporate purposes. The financial covenants under this facility require Schwab to maintain a minimum net capital ratio, as defined, Schwab Bank to be well capitalized, as defined, and CSC to maintain a minimum level of stockholders’ equity. At June 30, 2012, the minimum level of stockholders’ equity required under this facility was $5.5 billion (CSC’s stockholders’ equity at June 30, 2012 was $9.1 billion). Management believes that these restrictions will not have a material effect on CSC’s ability to meet foreseeable dividend or funding requirements.

CSC also has direct access to $755 million of the $930 million uncommitted, unsecured bank credit lines discussed below, that are primarily utilized by Schwab to manage short-term liquidity. These lines were not used by CSC during the first half of 2012.

In addition, Schwab provides CSC with a $1.0 billion credit facility, maturing December 2014. There were no funds drawn under this facility at June 30, 2012.

Schwab

Schwab is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit Schwab from repaying subordinated borrowings from CSC, paying cash dividends, or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At June 30, 2012, Schwab’s net capital was $1.4 billion (11% of aggregate debit balances), which was $1.2 billion in excess of its minimum required net capital and $781 million in excess of 5% of aggregate debit balances.

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

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $29.9 billion and $33.5 billion at June 30, 2012 and December 31, 2011, respectively.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for Schwab.

Schwab has a finance lease obligation related to an office building and land under a 20-year lease. The remaining finance lease obligation of $98 million at June 30, 2012, is being reduced by a portion of the lease payments over the remaining lease term of 12 years.

To manage short-term liquidity, Schwab maintains uncommitted, unsecured bank credit lines with a group of six banks totaling $930 million at June 30, 2012. The need for short-term borrowings arises primarily from timing differences between cash flow requirements, scheduled liquidation of interest-earning investments, and movements of cash to meet regulatory brokerage client cash segregation requirements. Schwab used such borrowings for 2 days during the first half of 2012, with average daily amounts borrowed of $88 million. There were no borrowings outstanding under these lines at June 30, 2012.

To partially satisfy the margin requirement of client option transactions with the Options Clearing Corporation (OCC), Schwab has unsecured standby letter of credit agreements (LOCs) with seven banks in favor of the OCC aggregating $350 million at June 30, 2012. In connection with its securities lending activities, Schwab is required to provide collateral to certain brokerage clients. Schwab satisfies the collateral requirements by arranging LOCs, in favor of these brokerage clients, which are issued by multiple banks. At June 30, 2012, the aggregate face amount of these LOCs totaled $110 million. There were no funds drawn under any of these LOCs during the first half of 2012.

To manage Schwab’s regulatory capital requirement, CSC provides Schwab with a $1.4 billion subordinated revolving credit facility, which is scheduled to expire in March 2014. The amount outstanding under this facility at June 30, 2012, was $315 million. Borrowings under this subordinated lending arrangement qualify as regulatory capital for Schwab.

In addition, CSC provides Schwab with a $2.5 billion credit facility, which is scheduled to expire in December 2014. Borrowings under this facility do not qualify as regulatory capital for Schwab. There were no funds drawn under this facility at June 30, 2012.

Schwab Bank

Schwab Bank is required to maintain capital levels as specified in federal banking laws and regulations. Failure to meet the minimum levels could result in certain mandatory, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on Schwab Bank. Based on its regulatory capital ratios at June 30, 2012, Schwab Bank is considered well capitalized. Schwab Bank’s regulatory capital and ratios at June 30, 2012, are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital	$5,431	22.1%	$985	4.0%	$1,477	6.0%
Total Risk-Based Capital	$5,479	22.3%	$1,970	8.0%	$2,462	10.0%
Tier 1 Leverage	$5,431	7.6%	$2,876	4.0%	$3,595	5.0%
Tangible Equity	$5,431	7.6%	$1,438	2.0%	N/A

N/A Not applicable.

Management lowered its target Tier 1 Leverage Ratio for Schwab Bank from at least 7.5% to 6.25% in the third quarter of 2012. This change reflects Schwab Bank’s approach to lending and investing, which results in a lower risk profile relative to the industry and risk-based capital ratios significantly in excess of well capitalized levels. This will allow greater flexibility in managing capital resources to either support Schwab Bank’s balance sheet growth or return capital to CSC. Schwab Bank’s current liquidity needs are generally met through deposits from banking clients and equity capital.

The excess cash held in certain Schwab brokerage client accounts is swept into deposit accounts at Schwab Bank. At June 30, 2012, these balances totaled $46.4 billion.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Schwab Bank has access to traditional funding sources such as deposits, federal funds purchased, and repurchase agreements. Additionally, Schwab Bank has access to short-term funding through the Federal Reserve Bank (FRB) discount window. Amounts available under the FRB discount window are dependent on the fair value of certain of Schwab Bank’s securities available for sale and securities held to maturity that are pledged as collateral. Schwab Bank maintains policies and procedures necessary to access this funding and tests discount window borrowing procedures annually. At June 30, 2012, $1.9 billion was available under this arrangement. There were no funds drawn under this arrangement during the first half of 2012.

Schwab Bank maintains a credit facility with the Federal Home Loan Bank System. Amounts available under this facility are dependent on the amount of Schwab Bank’s residential real estate mortgages and home equity lines of credit (HELOCs) that are pledged as collateral. At June 30, 2012, $5.2 billion was available under this facility. There were no funds drawn under this facility during the first half of 2012.

CSC provides Schwab Bank with a $100 million short-term credit facility, which is scheduled to expire in December 2014. Borrowings under this facility do not qualify as regulatory capital for Schwab Bank. There were no funds drawn under this facility during the first half of 2012.

optionsXpress

optionsXpress, Inc., a wholly-owned subsidiary of optionsXpress, is a registered broker-dealer and is subject to regulatory requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. These regulations prohibit optionsXpress, Inc. from paying cash dividends or making unsecured advances or loans to its parent company or employees if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At June 30, 2012, optionsXpress, Inc.’s net capital was $71 million (30% of aggregate debit balances), which was $66 million in excess of its minimum required net capital and $59 million in excess of 5% of aggregate debit balances.

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

Liquidity needs relating to client trading and margin borrowing activities are met primarily through cash balances in brokerage client accounts, which were $1.3 billion at June 30, 2012. Management believes that brokerage client cash balances and operating earnings will continue to be the primary sources of liquidity for optionsXpress, Inc.

CSC provides optionsXpress, Inc. with a $100 million credit facility, which is scheduled to expire in December 2014. Borrowings under this facility do not qualify as regulatory capital for optionsXpress, Inc. There were no borrowings outstanding under this facility at June 30, 2012.

optionsXpress has a term loan with CSC, of which $101 million was outstanding at June 30, 2012, and matures in December 2014.

Capital Resources

The Company monitors both the relative composition and absolute level of its capital structure. Management is focused on limiting the Company’s use of capital and currently targets a long-term debt to total financial capital ratio not to exceed 30%. The Company’s total financial capital (long-term debt plus stockholders’ equity) at June 30, 2012, was $11.1 billion, up $1.4 billion, or 14%, from December 31, 2011. At June 30, 2012, the Company had long-term debt of $2.0 billion, or 18% of total financial capital, that bears interest at a weighted-average rate of 5.24%. At December 31, 2011, the Company had long-term debt of $2.0 billion, or 21% of total financial capital. The Company repaid $3 million of long-term debt in the first half of 2012.

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

Equity Offerings

In June 2012, the Company issued and sold 485,000 shares of 6.00% non-cumulative perpetual preferred stock, Series B, with a liquidation preference of $1,000 per share for net proceeds of $469 million (Series B Preferred Stock). In January 2012, the Company issued and sold 400,000 shares of fixed-to-floating rate (currently fixed at 7.000%) non-cumulative perpetual preferred stock, Series A, with a liquidation preference of $1,000 per share for net proceeds of $394 million (Series A Preferred Stock). Net proceeds received from these sales are being used for general corporate purposes, which may include, without limitation, extending credit to, or funding investments in, the Company’s subsidiaries, and the possible refinancing of outstanding indebtedness. For further discussion of these equity offerings, see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 8. Preferred Stock.”

Capital Expenditures

The Company’s capital expenditures were $65 million and $81 million in the first halves of 2012 and 2011, respectively. Capital expenditures in the first half of 2012 were primarily for capitalized costs for developing internal-use software, software and equipment relating to the Company’s information technology systems, and leasehold improvements. Capital expenditures in the first half of 2011 were primarily for software and equipment relating to the Company’s information technology systems and capitalized costs for developing internal-use software. Capitalized costs for developing internal-use software were $31 million and $22 million in the first halves of 2012 and 2011, respectively.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, management anticipated that 2012 capital expenditures would be 30% lower than 2011 spending. Due primarily to increased spending on capitalized costs for developing internal-use software and software relating to the Company’s information technology systems, management currently anticipates that full-year 2012 capital expenditures will be approximately 20% lower than 2011 levels.

Dividends

CSC paid common stock cash dividends of $154 million ($0.12 per share) and $145 million ($0.12 per share) in the first halves of 2012 and 2011, respectively.

On May 17, 2012, CSC declared a semi-annual dividend of $36.17 per share of Series A Preferred Stock that is payable August 1, 2012, to stockholders of record on July 17, 2012. On July 26, 2012, CSC declared a quarterly dividend of $14.17 per share of Series B Preferred Stock that is payable September 4, 2012, to stockholders of record on August 17, 2012. Under the respective terms of the Series A Preferred Stock and Series B Preferred Stock, the Company’s ability to pay dividends on, make distributions with respect to, or to repurchase, redeem or acquire its common stock or any preferred stock ranking on parity with or junior to the relevant series of preferred stock, is subject to restrictions in the event that the Company does not declare and either pay or set aside a sum sufficient for payment of dividends on the relevant series of preferred stock for the immediately preceding dividend period. For further discussion of the Series A and Series B Preferred Stock offerings, see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 8. Preferred Stock.”

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

Share Repurchases

There were no repurchases of CSC’s common stock in the first halves of 2012 or 2011. As of June 30, 2012, CSC had remaining authority from the Board of Directors to repurchase up to $596 million of its common stock, which does not have an expiration date.

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

Credit Risk Exposures

The Company has exposure to credit risk associated with the Company’s loans to banking clients. The Company’s mortgage loan portfolios primarily include first lien residential real estate mortgage loans (First Mortgage) of $5.7 billion and HELOCs of $3.4 billion at June 30, 2012.

The Company’s First Mortgage portfolio underwriting requirements are generally consistent with the underwriting requirements in the secondary market for loan portfolios. The Company’s guidelines include maximum loan-to-value (LTV) ratios, cash out limits, and minimum Fair Isaac & Company (FICO) credit scores. The specific guidelines are dependent on the individual characteristics of a loan (for example, whether the property is a primary or secondary residence, whether the loan is for investment property, whether the loan is for an initial purchase of a home or refinance of an existing home, and whether the loan is conforming or jumbo). These credit underwriting standards have limited the exposure to the types of

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

loans that experienced high foreclosures and loss rates elsewhere in the industry in recent years. There have been no significant changes to the LTV ratio or FICO credit score guidelines related to the Company’s First Mortgage or HELOC portfolios during the first half of 2012. At June 30, 2012, the weighted-average originated LTV ratios were 60% and 59% for the First Mortgage and HELOC portfolios, respectively. The computation of the origination LTV ratio for a HELOC includes any first lien mortgage outstanding on the same property at the time of origination. At June 30, 2012, 22% of HELOCs ($746 million of the HELOC portfolio) were in a first lien position. The weighted-average originated FICO credit scores were 766 and 768 for the First Mortgage and HELOC portfolios, respectively.

The Company does not offer loans that allow for negative amortization and does not originate or purchase subprime loans (generally defined as extensions of credit to borrowers with a FICO credit score of less than 620 at origination), unless the borrower has compensating credit factors. At June 30, 2012, approximately 1% of both the First Mortgage and HELOC portfolios consisted of loans to borrowers with FICO credit scores of less than 620.

The following table presents certain of the Company’s loan quality metrics as a percentage of total outstanding loans:

	June 30, 2012	December 31, 2011
Loan delinquencies (1)	0.80%	0.81%
Nonaccrual loans	0.48%	0.53%
Allowance for loan losses	0.52%	0.55%

(1)	Loan delinquencies are defined as loans that are 30 days or more past due.

The Company has exposure to credit risk associated with its securities available for sale and securities held to maturity portfolios, whose fair values totaled $40.0 billion and $16.0 billion at June 30, 2012, respectively. These portfolios include U.S. agency and non-agency residential mortgage-backed securities, certificates of deposit, corporate debt securities, U.S. agency notes, and asset-backed and other securities. U.S. agency residential mortgage-backed securities do not have explicit credit ratings, however, management considers these to be of the highest credit quality and rating given the guarantee of principal and interest by the U.S. government-sponsored enterprises. Included in non-agency residential mortgage-backed securities are securities collateralized by loans that are considered to be “Prime” (defined by the Company as loans to borrowers with a FICO credit score of 620 or higher at origination), and “Alt-A” (defined by the Company as Prime loans with reduced documentation at origination).

Residential mortgage-backed securities, particularly Alt-A securities, experienced continued credit deterioration in the first half of 2012, including increased payment delinquency rates and losses on foreclosures of underlying mortgages. For a discussion of the impact of current market conditions on residential mortgage-backed securities, see “Current Market and Regulatory Environment and Other Developments.” At June 30, 2012, the amortized cost of non-agency residential mortgage-backed securities represented 2% of the total residential mortgage-backed securities portfolio. These securities were originated between 2003 and 2007. At June 30, 2012, all of the corporate debt securities and non-mortgage asset-backed securities were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa” or higher, or a Standard & Poor’s rating of “BBB-” or higher).

Concentration Risk Exposures

The Company has exposure to concentration risk when holding large positions in financial instruments collateralized by assets with similar economic characteristics or in securities of a single issuer or industry.

The fair value of the Company’s investments in residential mortgage-backed securities totaled $40.9 billion at June 30, 2012. Of these, $40.1 billion were issued by U.S. agencies and $776 million were issued by private entities (non-agency securities). The U.S. agency securities are included in securities available for sale and securities held to maturity and the non-agency securities are included in securities available for sale. Included in non-agency residential mortgage-backed securities are securities collateralized by Alt-A loans. At June 30, 2012, the amortized cost and fair value of Alt-A mortgage-backed securities were $343 million and $265 million, respectively.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

The Company’s investments in corporate debt securities and commercial paper totaled $6.7 billion at June 30, 2012, with the majority issued by institutions in the financial services industry. These securities are included in securities available for sale, securities held to maturity, cash and investments segregated and on deposit for regulatory purposes, cash and cash equivalents, and other securities owned in the Company’s condensed consolidated balance sheets. At June 30, 2012, the Company held $677 million of corporate debt securities issued by financial institutions and guaranteed under the FDIC Temporary Liquidity Guarantee Program.

The Company’s loans to banking clients include $5.7 billion of adjustable rate first lien residential real estate mortgage loans at June 30, 2012. The Company’s adjustable rate mortgages have initial fixed interest rates for three to ten years and interest rates that adjust annually thereafter. Approximately 55% of these mortgages consisted of loans with interest-only payment terms. The interest rates on approximately 65% of these interest-only loans are not scheduled to reset for three or more years. The Company’s mortgage loans do not include interest terms described as temporary introductory rates below current market rates. At June 30, 2012, 44% of the residential real estate mortgages and 50% of the HELOC balances were secured by properties which are located in California.

The Company also has exposure to concentration risk from its margin and securities lending activities collateralized by securities of a single issuer or industry.

The Company has indirect exposure to U.S. Government and agency securities held as collateral to secure its resale agreements. The Company’s primary credit exposure on these resale transactions is with its counterparty. The Company would have exposure to the U.S. Government and agency securities only in the event of the counterparty’s default on the resale agreements. The fair value of U.S. Government and agency securities held as collateral for resale agreements totaled $15.6 billion at June 30, 2012.

European Holdings

The Company has exposure to non-sovereign financial institutions in Europe. The following table shows the amortized cost and fair values of cash equivalents, cash and investments segregated and on deposit for regulatory purposes, securities available for sale, and securities held to maturity by each country in Europe in which the issuer or counterparty is domiciled. The Company has no direct exposure to sovereign governments in Europe. The Company does not have unfunded commitments to counterparties in Europe, nor does it have exposure as a result of credit default protection purchased or sold separately as of June 30, 2012.

THE CHARLES SCHWAB CORPORATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular Amounts in Millions, Except Ratios, or as Noted)

	Fair Value as of June 30, 2012
	Denmark(1)	France	Germany	Netherlands	Norway	Sweden	Switzerland	United Kingdom(1)	Total
Cash equivalents:
Time deposits	$—	$461	$—	$—	$200	$—	$—	$200	$861

Cash and investments segregated and on deposit for regulatory purposes:
Trust deposits	—	—	400	—	—	—	—	—	400

Securities available for sale:
Certificates of deposit	—	200	300	100	100	600	601	1,001	2,902
Corporate debt securities	213	—	—	192	—	100	—	602	1,107

Securities held to maturity:
Corporate debt securities	—	—	—	—	—	116	99	—	215

Total fair value	$213	$661	$700	$292	$300	$816	$700	$1,803	$5,485

Total amortized cost	$212	$661	$700	$292	$300	$816	$700	$1,800	$5,481

Maturities:
Overnight	$—	$461	$400	$—	$200	$—	$—	$200	$1,261
1 day – < 6 months	—	100	150	—	—	116	275	651	1,292
6 months – < 1 year	113	100	150	70	100	200	125	600	1,458
1 year – 2 years	100	—	—	122	—	500	201	251	1,174
> 2 years	—	—	—	100	—	—	99	101	300

Total fair value	$213	$661	$700	$292	$300	$816	$700	$1,803	$5,485

(1)	Certain of the exposures in Denmark and the United Kingdom are also backed by the full faith and credit of the Denmark and United Kingdom governments.

In addition to the direct holdings of European companies listed above, the Company also has indirect exposure to Europe through its investments in Schwab sponsored money market funds (collectively, the Funds) resulting from clearing activities. At June 30, 2012, the Company had $135 million in investments in these Funds. Certain of the Funds’ positions include certificates of deposits, time deposits, commercial paper and corporate debt securities issued by counterparties in Europe.

CRITICAL ACCOUNTING ESTIMATES

Certain of the Company’s accounting policies that involve a higher degree of judgment and complexity are discussed in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no changes to these critical accounting estimate categories during the first half of 2012.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company’s annual goodwill impairment testing date is April 1. In testing for a potential impairment of goodwill on April 1, 2012, management estimated the fair value of each of the Company’s reporting units (generally defined as the Company’s businesses for which financial information is available and reviewed regularly by management) and compared this value to the carrying value of the reporting unit. The estimated fair value of each reporting unit exceeded its carrying value, and therefore management concluded that goodwill was not impaired.

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

These forward-looking statements, which reflect management’s beliefs, objectives, and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company’s senior management. These statements relate to, among other things:

•

the impact of current market conditions on the Company’s results of operations (see “Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 4. Securities Available for Sale and Securities Held to Maturity” and “Current Market and Regulatory Environment and Other Developments”);

•	the expected impact of the Federal Reserve’s NPRs (see “Current Market and Regulatory Environment and Other Developments”);

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

Important factors that may cause actual results to differ include, but are not limited to:

•	changes in general economic and financial market conditions;

•	changes in revenues and profit margin due to changes in interest rates;

•	the Company’s ability to attract and retain clients and grow client assets and relationships;

•	the Company’s ability to develop and launch new products, services and capabilities in a timely and successful manner;

•	fluctuations in client asset values due to changes in equity valuations;

•	the Company’s ability to monetize client assets;

•	the performance or valuation of securities available for sale and securities held to maturity;

•	trading activity;

•	the level of interest rates, including yields available on money market mutual fund eligible instruments;

•	the adverse impact of financial reform legislation and related regulations;

•	potential breaches of contractual terms for which the Company has guarantee obligations;

•	adverse developments in litigation or regulatory matters;

•	amounts recovered on insurance policies;

•	the extent of any charges associated with litigation and regulatory matters;

•	the amount of loans to the Company’s brokerage and banking clients;

•	the level of the Company’s stock repurchase activity;

•	capital needs;

•	level of expenses;

•	acquisition integration costs;

•	the level of brokerage client cash balances and deposits from banking clients;

•	the availability and terms of external financing; and

•	timing and impact of changes in the Company’s level of investments in software.

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

For discussion of the impact of current market conditions on asset management and administration fees, net interest revenue, and securities available for sale, see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Market and Regulatory Environment and Other Developments.”

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

The simulations in the following table assume that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates. As the Company actively manages its consolidated balance sheet and interest rate exposure, in all likelihood the Company would take steps to manage any additional interest rate exposure that could result from changes in the interest rate environment. The following table shows the results of a gradual 100 basis point increase or decrease in market interest rates relative to the Company’s current market rates forecast on simulated net interest revenue over the next 12 months beginning June 30, 2012, and December 31, 2011.

	June 30, 2012	December 31, 2011
Increase of 100 basis points	16.6%	19.1%
Decrease of 100 basis points	(8.4%)	(8.1%)

The sensitivities shown in the simulation reflect the fact that short-term interest rates in the first half of 2012 remained at historically low levels, including the federal funds target rate, which was unchanged at a range of zero to 0.25%. The current low interest rate environment limits the extent to which the Company can reduce interest expense paid on funding sources in a declining interest rate scenario. A decline in interest rates could therefore negatively impact the yield on the Company’s investment portfolio to a greater degree than any offsetting reduction in interest expense, further compressing net interest margin. Any increases in short-term interest rates result in a greater impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures: The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

Changes in internal control over financial reporting: No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE CHARLES SCHWAB CORPORATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see “Part I – Financial Information – Item 1 – Condensed Consolidated Financial Statements (Unaudited) – Notes – 6. Commitments and Contingencies.”

Item 1A.	Risk Factors

During the first half of 2012, there have been no material changes to the risk factors in “Part I – Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes purchases made by or on behalf of CSC of its common stock for each calendar month in the second quarter of 2012:

Month	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
April:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	28	$14.12	N/A	N/A
May:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	32	$12.98	N/A	N/A
June:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	8	$12.58	N/A	N/A

Total:
Share repurchase program (1)	—	$—	—	$596
Employee transactions (2)	68	$13.40	N/A	N/A

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

Item 3.	Defaults Upon Senior Securities

None.

THE CHARLES SCHWAB CORPORATION

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

THE CHARLES SCHWAB CORPORATION

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit

3.16	Certificate of Designations of 6.00% Non-Cumulative Perpetual Preferred Stock, Series B, of the Charles Schwab Corporation filed as Exhibit 3.1 to the Registrant’s Form 8-K dated May 31, 2012 and incorporated herein by reference.

10.295	Form of Notice and Nonqualified Stock Option Agreement for Joseph R. Martinetto under The Charles Schwab Corporation 2004 Stock Incentive Plan dated May 18, 2007.	(1)

10.349	The Charles Schwab Severance Pay Plan, as Amended and Restated Effective May 1, 2012 (supersedes Exhibit 10.340)	(1)

10.350	Credit Agreement (364 – Day Commitment) dated as of June 8, 2012, between the Registrant and financial institutions listed therein (supersedes Exhibit 10.339).

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	(2)

101.INS	XBRL Instance Document	(3)

101.SCH	XBRL Taxonomy Extension Schema	(3)

101.CAL	XBRL Taxonomy Extension Calculation	(3)

101.DEF	XBRL Extension Definition	(3)

101.LAB	XBRL Taxonomy Extension Label	(3)

101.PRE	XBRL Taxonomy Extension Presentation	(3)

(1)	Management contract or compensatory plan.

(2)	Furnished as an exhibit to this Quarterly Report on Form 10-Q.

(3)	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 are the following materials formatted in XBRL (Extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

THE CHARLES SCHWAB CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHARLES SCHWAB CORPORATION
(Registrant)

Date:	August 6, 2012	/s/ Joseph R. Martinetto
Joseph R. Martinetto
Executive Vice President and Chief Financial Officer